Form 10-Q
period 1996-03-31
CHART INDUSTRIES INC
filed 1996-05-15
CIK 892553

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________________to_______________________

                         Commission File Number 1-11442

                             CHART INDUSTRIES, INC.
        -----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                   34-1712937
            --------                                   ----------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                  35555 Curtis Boulevard, Eastlake, Ohio 44095
               ---------------------------------------------------
               (Address of Principal Executive Offices) (ZIP Code)

       Registrant's Telephone Number, Including Area Code: (216) 946-2525

                                 Not Applicable
               ---------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---

At March 31, 1996, there were 9,943,568 outstanding shares of the Company's Common Stock, $0.01 par value per share.

                    Page 1 of 11 sequentially numbered pages.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

                  The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 6 of this Report on Form 10-Q.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                              March 31, December 31,
ASSETS                                                                            1996       1995
                                                                                -------------------
Current Assets
       Cash and cash equivalents                                               $    167    $    229
       Accounts receivable                                                       24,211      26,614
       Inventories                                                               20,999      20,871
       Other current assets                                                       1,834       1,738
                                                                               --------------------
Total Current Assets                                                             47,211      49,452

Property, plant & equipment, net                                                 11,917      11,734
Other assets, net                                                                 3,393       3,511
                                                                               --------------------

TOTAL ASSETS                                                                   $ 62,521    $ 64,697
                                                                               ====================

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
       Accounts payable                                                        $  8,047    $  7,764
       Customer advances                                                          9,942       7,408
       Billings in excess of costs plus
          estimated earnings                                                      5,256       6,027
       Accrued expenses and other liabilities                                    11,455      10,305
       Current portion of long-term debt                                          1,673       2,007
                                                                               --------------------
Total Current Liabilities                                                        36,373      33,511

Long-term debt                                                                    5,062      12,566
Deferred income taxes                                                               187         187

Shareholders' Equity
       Preferred stock, 1,000 shares authorized, none
           issued or outstanding
       Common stock, par value $.01 per share -
           30,000,000 shares authorized, 10,127,727 and 10,094,594 shares
           issued at March 31, 1996 and December 31, 1995, respectively             101         101
       Additional paid-in capital                                                17,204      17,024
       Retained earnings                                                          4,804       2,294
       Treasury stock, at cost, 184,159 and 163,158 shares at March 31, 1996
          and December 31, 1995, respectively                                    (1,210)       (986)
                                                                               --------------------
                                                                                 20,899      18,433
                                                                               --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 62,521    $ 64,697
                                                                               ====================

The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)

                                             Three Months Ended
                                                 March 31,
                                               1996      1995
                                             -----------------
Sales                                        $34,727   $25,521
Cost of products sold                         24,710    18,913
                                             -----------------

Gross Profit                                  10,017     6,608

Selling, general & administrative expenses     4,907     4,886
                                             -----------------

Operating Income                               5,110     1,722

Interest expense - net                           237       463
                                             -----------------

Income Before Income Taxes                     4,873     1,259

Income taxes                                   1,664       479
                                             -----------------

Net Income                                   $ 3,209   $   780
                                             =================


Net Income per Common Share                  $  0.32   $  0.08
                                             =================


Shares used in per share calculations         10,085    10,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                             ---------------------
                                                                                1996        1995
                                                                             ---------------------
OPERATING ACTIVITIES
       Net income                                                            $  3,209    $   780
       Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
           Depreciation and amortization                                          701        670
           Contribution of treasury stock to Chart's 401K plans                   107          0
           Increase (decrease) in cash resulting from changes in operating assets and liabilities:
                   Accounts receivable                                          2,403        656
                   Inventory and other current assets                            (224)    (2,382)
                   Accounts payable and accrued liabilities                     1,433       (545)
                   Billings in excess of costs plus estimated
                       earnings and customer advances                           1,763       (119)
                                                                             -------------------
       Net Cash Provided By (Used In) Operating Activities                      9,392       (940)

INVESTING ACTIVITIES
       Capital expenditures                                                      (762)      (334)
       Other investing activities                                                  (4)       176
                                                                             -------------------
       Net Cash Used In Investing Activities                                     (766)      (158)

FINANCING ACTIVITIES
       Repayments of long-term debt                                              (338)      (338)
       Repayments on credit facility                                          (11,750)    (6,750)
       Borrowings on credit facility                                            4,250      9,250
       Treasury stock and stock option transactions                              (151)        69
       Dividends/distributions paid to shareholders                              (699)      (698)
                                                                             -------------------
       Net Cash (Used In) Provided by Financing Activities                     (8,688)     1,533
                                                                             -------------------

Net increase (decrease) in cash and cash equivalents                              (62)       435
Cash and cash equivalents at beginning of period                                  229        206
                                                                             -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    167    $   641
                                                                             ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 1996

Note A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Chart Industries, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1995.

Note B - Inventories

The components of inventory consist of the following:

                 March 31,  December 31,
                   1996        1995
                 ----------------------
Raw materials     $ 11,410    $ 12,538
Work in process     10,102       8,784
Finished goods         119         181
LIFO reserve          (632)       (632)
                  --------------------
                  $ 20,999    $ 20,871
                  ====================

Note C - Revenue Recognition

Chart Industries, Inc. ("Chart" or the "Company") uses the percentage of completion method of accounting for significant contracts. In other cases, revenue is recognized using the completed contract method. Management performs a monthly assessment of major significant contracts to determine if contract costs will exceed contract revenues. For those projects where the estimated costs exceed estimated revenues, appropriate estimated losses are recorded. The effects of any change orders are accounted for when agreed to by Chart's customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Backlog at Chart continued to climb, reaching a record high this quarter. For the quarter ended March 31, 1996, backlog was $112.9 million, a gain of $54.7 million, or 94 percent, over the 1995 first quarter level of $58.2 million. Backlog rose $1.9 million, or 1.8 percent, above the $111 million level reported at the end of the fourth quarter of 1995. New orders continued to outpace sales, even as sales reached record levels. Strong order activity was experienced in nearly all product markets.

Sales for the three-month period ended March 31, 1996 were $34.7 million versus $25.5 million for the comparable 1995 period, an increase of $9.2 million, or
36.1 percent. Chart's 1996 first quarter sales performance improved $3.7 million, or 12 percent, from sales of $31 million reported in the three-month period ended December 31, 1995. Higher prices and higher throughput of brazed aluminum heat exchangers, cryogenic storage tanks and transport vehicles resulted in the majority of the increased sales when compared with the same period last year and the prior quarter. The LIGO project which began September 1995 generated $1.3 million of sales during the 1996 first quarter.

Strong market conditions resulting in better pricing and volume, as well as Company-wide productivity improvements, especially at Process Engineering, produced gross profit of $10 million for the three-month period ended March 31, 1996, versus $6.6 million for the comparable period in 1995, an improvement of $3.4 million, or 51.6 percent. This result also compared favorably to gross profit of $9 million reported in the fourth quarter of 1995. Gross profit margin for the three-month period ended March 31, 1996 improved to 28.8 percent from
25.9 percent in Chart's 1995 first quarter. Factors supporting this improved first quarter margin performance were higher prices for brazed aluminum heat exchangers, cryogenic storage tanks and transport vehicles. The slight decrease in gross margin percentage from the 1995 fourth quarter figure of 29.1% is attributed to writedowns taken in connection with the Flxible/DART LNG bus program, on which work has currently been halted.

Selling, general and administrative (SG&A) expense for the three-month period ended March 31, 1996 was $4.9 million, approximately the same level as in the first quarter of 1995, and $0.2 million higher than in the fourth quarter of 1995. As a percentage of sales, SG&A expense dropped to 14.1 percent for the 1996 first quarter versus 19.1 percent and 15.2 percent for the first and fourth quarters of 1995, respectively. The drop in this percentage was the result of an increase in sales volume without a corresponding increase in fixed overhead cases.

Net interest expense for the three-month period ended March 31, 1996 was $237,000, versus $463,000 and $405,000 in the 1995 first and fourth quarters, respectively. Interest expense decreased because of lower debt levels resulting from an increase in the Company's cash flow due to the improving operations.

As a result of extensive state and federal tax planning and restructuring over the last few years, the Company has been able to reduce its effective tax rate from 38% in 1995's first quarter to 34% in the first quarter of 1996.

As a result of the foregoing, Chart reported net income for the three-month period ended March 31, 1996 of $3.4 million, or $.34 per share, versus net income of $780,000, or $.08 per share, in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the three month period that ended March 31, 1996 was $9.4 million, compared to cash used by operations of $900,000 in 1995's first quarter and cash provided by operations of $6.8 million in 1995's fourth quarter. The Company's 1996 first quarter cash flow reflected the improved operating performance of the Company as well as improved working capital management after the early 1995 build-up to respond to increased backlog.

Capital expenditures for the first quarter of 1996 were $762,000, compared to $334,000 for the same period in 1995. The majority of the 1996 expenditures related to building improvements and the continued development of the Chart Coastal Fabrication facility.

The Company anticipates sufficient cash flow from operations and available borrowings to fund interest payments, dividends, capital expenditures and the repayment of scheduled maturities of debt from the acquisition of CVI. As of March 31, 1996, the Company's borrowings on its $25 million credit facility totaled $4.0 million, a decrease of $7.5 million since year-end. The Company was in compliance with all covenants related to this facility at March 31, 1996.

BACKLOG

Chart's consolidated firm order backlog at March 31, 1996 was $112.9 million, an increase of $1.9 million from December 31, 1995.

Air separation equipment bookings continued at a strong rate, with orders totaling $17.7 million in the 1996 first quarter. The improved order level resulted in backlog of $46.8 million at March 31, 1996, an increase of $5.2 million from December 31, 1995.

Hydrocarbon processing equipment backlog stood at $19.2 million at the end of the 1996 first quarter, which was unchanged from the December 31, 1995 level. New orders and sales during the quarter each totaled $7.6 million. The expected margin on the current backlog exceeds 35%. The 1996 first quarter margins were below 35% due to the charges taken related to the Flxible/DART LNG bus program.

Cryogenic and high-vacuum equipment backlog was $44.2 million at March 31, 1996. New orders totaling $4.8 million reflected continued demand for Chart's standard cryogenic products and a new telescope coater order. This area will continue to be dominated by LIGO for the next two years.

Specialty products backlog totaled $2.7 million at March 31, 1996, a reduction of $2.7 million from the year-end 1995 figure as several rocket fuel road transport trailers under contract for the U.S. Air Force were completed. The low level of backlog in this area is not always indicative of future sales as the redrawn stainless steel tube market runs on a few-week lead time basis.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.

                  There have been no material changes since the filing of Chart's 10-K covering 1995.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits.

                        27 - Financial Data Schedule

                  (b)  Reports on Form 8-K.

                        The Company did not file a current report on Form 8-K during the first quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Chart Industries, Inc.
                               ------------------------------------------------
                                               (Registrant)

Date:  May 13, 1996            /s/Don A. Baines
       ------------            ------------------------------------------------
                               Don A. Baines
                               Chief Financial Officer and Treasurer
                               (Duly Authorized and Principal Financial Officer)