Form 10-Q
period 1996-06-30
CHART INDUSTRIES INC
filed 1996-08-13
CIK 892553

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________________to_______________________

                         Commission File Number 1-11442

                             CHART INDUSTRIES, INC.
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                34-1712937
- ----------------------------                -----------------------------------
(State or Other Jurisdiction                I.R.S. Employer Identification No.)
of Incorporation or Organization)

                  35555 Curtis Boulevard, Eastlake, Ohio 44095
           ----------------------------------------------------------
               (Address of Principal Executive Offices) (ZIP Code)

       Registrant's Telephone Number, Including Area Code: (216) 946-2525

                                 Not Applicable
           ----------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---     ---

At June 30, 1996, there were 9,946,383 outstanding shares of the Company's Common Stock, $0.01 par value per share.

                   Page 1 of 10 sequentially numbered pages.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

                  The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 6 of this Report on Form 10-Q.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                                     June 30,               December 31,
                                                                                       1996                     1995

                                                                                --------------------------------------------
ASSETS

Current Assets
       Cash and cash equivalents                                                              $569                     $229
       Accounts receivable                                                                  19,867                   26,614
       Inventories                                                                          24,657                   20,871
       Other current assets                                                                  1,915                    1,738
                                                                                --------------------------------------------
Total Current Assets                                                                        47,008                   49,452

Property, plant & equipment, net                                                            15,753                   11,734
Other assets, net                                                                            3,195                    3,511
                                                                                --------------------------------------------

TOTAL ASSETS                                                                               $65,956                  $64,697
                                                                                ============================================

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
       Accounts payable                                                                     $8,684                   $7,764
       Customer advances                                                                    11,858                    7,408
       Billings in excess of costs plus
          estimated earnings                                                                 9,078                    6,027
       Accrued expenses and other liabilities                                               10,525                   10,305
       Current portion of long-term debt                                                        16                    2,007
                                                                                --------------------------------------------
Total Current Liabilities                                                                   40,161                   33,511

Long-term debt                                                                               2,004                   12,566
Deferred income taxes                                                                           77                      187

Shareholders' Equity
       Preferred stock, 1,000,000 shares authorized, none
           issued or outstanding
       Common stock, par value $.01 per share -
          30,000,000 shares authorized, 10,151,721 and 10,094,594 shares
           issued at June 30, 1996 and December 31, 1995, respectively                         102                      101
       Additional paid-in capital                                                           17,449                   17,024
       Retained earnings                                                                     7,785                    2,294
       Treasury stock, at cost, 205,338 and 163,158 shares at June 30, 1996
          and December 31, 1995, respectively                                               (1,622)                    (986)
                                                                                --------------------------------------------
                                                                                            23,714                   18,433
                                                                                --------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $65,956                  $64,697
                                                                                ============================================

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

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)

                                                           Three Months Ended                           Six Months Ended
                                                                June 30,                                    June 30,
                                                         1996               1995                     1996               1995
                                                  --------------------------------------      --------------------------------------

       Sales                                                 $30,612            $29,236                  $65,339            $54,731
       Cost of products sold                                  20,828             21,369                   45,538             40,256
                                                  --------------------------------------      --------------------------------------

       Gross Profit                                            9,784              7,867                   19,801             14,475

       Selling, general & administrative expense               4,383              4,748                    9,290              9,634
                                                  --------------------------------------      --------------------------------------

       Operating Income                                        5,401              3,119                   10,511              4,841

       Interest expense - net                                    181                462                      418                925
                                                  --------------------------------------      --------------------------------------

       Income Before Income Taxes                              5,220              2,657                   10,093              3,916

       Income taxes                                            1,672              1,009                    3,336              1,488
                                                  --------------------------------------      --------------------------------------

       Net Income                                             $3,548             $1,648                   $6,757             $2,428
                                                  ======================================      ======================================


       Net Income per Common Share                             $0.35              $0.16                    $0.67              $0.24
                                                  ======================================      ======================================


       Shares used in per share calculations                  10,130             10,046                   10,111             10,105


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                   Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,

                                                               ---------------------------------  -------------------------------
                                                                       1996               1995          1996               1995
                                                               ---------------------------------  -------------------------------
OPERATING ACTIVITIES
       Net income                                                     $3,548             $1,648        $6,757             $2,428
       Adjustments to reconcile net income
        to net cash provided by operating activities:
           Depreciation and amortization                                 721                667         1,422              1,337
           Contribution of treasury stock to 401K plans                  198                 77           305                 77
           Deferred income taxes                                        (110)              (455)         (110)              (455)
           Increase (decrease) in cash resulting from changes
               in operating assets and liabilities:
                   Accounts receivable                                 4,344               (123)        6,747                533
                   Inventory and other current assets                 (3,739)            (2,254)       (3,963)            (4,636)
                   Accounts payable and accrued liabilities             (293)             3,695         1,140              3,150
                   Billings in excess of costs plus estimated
                       earnings and customer advances                  5,738             (1,324)        7,501             (1,443)
                                                               ---------------------------------  -------------------------------
       Net Cash Provided By Operating Activities                      10,407              1,931        19,799                991

INVESTING ACTIVITIES
       Capital expenditures                                             (847)              (592)       (1,609)              (926)
       Purchase of land and building at PSI                           (3,578)                          (3,578)
       Other investing activities                                         66                 32            62                208
                                                               ---------------------------------  -------------------------------
       Net Cash Used In Investing Activities                          (4,359)              (560)       (5,125)              (718)

FINANCING ACTIVITIES
       Repayments of long-term debt                                   (2,715)              (338)       (3,053)              (676)
       Repayments on credit facility                                 (12,250)           (10,250)      (24,000)           (17,000)
       Borrowings on credit facility                                  10,250              9,750        14,500             19,000
       Treasury stock and employee stock option activity                (231)               (83)         (382)               (14)
       Dividends/distributions paid to shareholders                     (700)              (696)       (1,399)            (1,394)
                                                               ---------------------------------  -------------------------------
       Net Cash Used In Financing Activities                          (5,646)            (1,617)      (14,334)               (84)
                                                               ---------------------------------  -------------------------------

Net increase (decrease) in cash and cash equivalents                     402               (246)          340                189
Cash and cash equivalents at beginning of period                         167                641           229                206
                                                               ---------------------------------  -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $569               $395          $569               $395
                                                               =================================  ===============================

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 1996

Note A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Chart Industries, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1995.

Note B - Inventories

The components of inventory consist of the following:

                                               June 30,      December 31,
                                                 1996           1995
                                            -----------------------------
Raw materials                               $ 11,399             $12,538
Work in process                               13,878               8,784
Finished goods                                    12                 181
LIFO reserve                                    (632)               (632)
                                            ----------------------------
                                            $ 24,657             $20,871
                                            ============================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Sales for the three-month period that ended June 30, 1996, were $30.6 million versus $29.2 million for the comparable 1995 period, an increase of $1.4 million, or 4.7 percent. The growth in sales was primarily the result of the continued strength of the large cryogenic tank business at PEI. Sales of brazed aluminum heat exchangers also continued at a brisk pace in both the air separation and hydrocarbon processing equipment markets.

Sales for the six months ended June 30, 1996 were $65.3 million versus $54.7 million for the comparable 1995 period, an increase of $10.6 million or 19.3 percent. As in the quarterly analysis, the increase in sales comes mainly from the cryogenic tank and brazed aluminum heat exchanger businesses.

Gross profit for the three-month period that ended June 30, 1996, was $9.8 million versus $7.9 million for the comparable period in 1995, an improvement of $1.9 million, or 24.4 percent. For the first quarter of 1996, gross profit was $10 million. Gross profit for the six months ended June 30, 1996 were $19.8 million versus $14.5 million for the comparable 1995 period, an increase of $5.3 million. Strong market conditions, particularly in the air separation equipment market, and increasingly in the hydrocarbon processing equipment market, continued to support better pricing and higher throughput. A favorable sales mix at PEI also contributed to the year-over-year improvement in profitability. Gross profit margin for the three-month period that ended June 30, 1996, improved to 32.0 percent from 26.9 percent for the 1995 second quarter and 28.8 percent for the 1996 first quarter. Products supporting this improved second quarter margin performance were primarily cryogenic storage tanks, brazed aluminum heat exchangers and cold box design and fabrication.

Selling, general and administrative (SG&A) expense for the three-month period that ended June 30, 1996, was $4.4 million, approximately $400,000 lower than the second quarter of 1995 and $500,000 lower than the first quarter of 1996. The decrease in SG&A expense in the second quarter of 1996 compared with the first quarter of 1996 was the result of the high level of first quarter expenses as well as decreasing employee benefit costs and commissions. As a percentage of sales, SG&A expense was 14.3 percent for the second quarter of 1996 versus 16.2 percent and 14.1 percent for the second quarter of 1995 and the first quarter of 1996, respectively.

Net interest expenses for the three-month period that ended June 30, 1996, was $181,000 versus $462,000 and $237,000 for the second quarter of 1995 and first quarter of 1996, respectively. Six month interest expense was $418,000 in 1996 verus $925,000 in 1995.

The company has significantly reduced its level of borrowings but expects commitment fees and amortization of loan costs to generate $75,000 per quarter of interest expense. Early in the third quarter of 1996, the company secured a $5 million IRB to fund the expansion of ALTEC's brazed aluminum heat exchanger facility in La Crosse, Wisconsin.

As a result of the foregoing, Chart reported record net income for the three-month period that ended June 30, 1996, of $3.5 million, or $.35 per share, versus $1.6 million, or $.16 per share, in the second quarter of 1995 and $3.2 million, or $.32 per share, for the first quarter of 1996. The improvement in net income from the previous quarter represents the company's eighth consecutive quarter of improved profitability. The six month 1996 net income was $6.8 million or $.67 per share, compared to $2.4 million or $.24 per share in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the three-month period that ended June 30, 1996, was $10.4 million compared with cash provided by operations of $1.9 million for 1995's second quarter and $9.4 million for 1996's first quarter. The six month 1996 cash provided by operations is $19.8 million compared to $1.0 million in 1995. The company's 1996 cash flow represents current earnings in addition to significant cash flow from customer advances and milestone billings on many jobs in backlog, especially the LIGO project.

Capital expenditures for the second quarter of 1996 were $847,000, excluding the PSI property purchase, compared with $592,000 for the same period in 1995. The company completed the purchase of the PSI building and some adjoining land for $3.6 million as fulfillment of an agreement made at the time of the original acquisition of PSI in 1991. Increased capital expenditures in the next 12 months are expected as the company begins expansion at the ALTEC facility. These expenditures will be funded for the most part from the recent IRB.

The company anticipates sufficient cash flow from operations and available borrowings to fund interest payments, dividends and capital expenditures. As of June 30, 1996, the company's borrowings on its $25 million credit facility totaled $2 million, a decrease of $2 million since March 31, 1996.

BACKLOG

Chart's consolidated firm order backlog at June 30, 1996 was $124.4 million versus $112.9 million at March 31, 1996.

Air separation equipment bookings continued at strong levels, with orders totaling $12.1 million for the 1996 second quarter. Backlog at June 30, 1996, was $45.8 million after supporting strong quarterly sales of $13.1 million.

Hydrocarbon processing equipment backlog reached $33.8 million at June 30, 1996, an increase of $14.6 million over March 31, 1996 levels. New orders during the quarter totaled $20.7 million against sales of $6.1 million. The new orders included a nitrogen rejection unit for AMOCO and numerous brazed aluminum heat exchangers and Core-in-Kettle units. The company has experienced strong demand for hydrocarbon processing equipment, including the innovative Core-in-Kettle products from the growth of the ethylene market, especially overseas.

Cryogenic and high-vacuum equipment backlog was $42.2 million at the end of the 1996 second quarter, with the LIGO project reflecting $35.1 million of this backlog. New orders totaled $2.7 million and reflect continued demand for Chart's standard cryogenic products, including helium systems and large cryopumps.

Specialty products backlog totaled $2.6 million at June 30, 1996, essentially even with the first quarter of 1996.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.

                  There have been no material changes since the filing of Chart's 10-K covering 1995.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits.

                        Not Applicable.

                  (b)  Reports on Form 8-K.

                        The Company did not file a current report on Form 8-K during the second quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Chart Industries, Inc.
                             --------------------------
                                    (Registrant)

Date:  August 9, 1996        /s/Don A. Baines
       -----------------     ----------------
                             Don A. Baines
                             Chief Financial Officer and Treasurer
                             (Duly Authorized and Principal Financial Officer)