Form 10-Q
period 1996-09-30
CHART INDUSTRIES INC
filed 1996-11-14
CIK 892553

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from__________________to_______________________

                         Commission File Number 1-11442

                             CHART INDUSTRIES, INC.
       --------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                    34-1712937
  -------------------                    ----------------------------------
(State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                  35555 Curtis Boulevard, Eastlake, Ohio 44095
       --------------------------------------------------------------------
               (Address of Principal Executive Offices) (ZIP Code)

       Registrant's Telephone Number, Including Area Code: (216) 946-2525

                                 Not Applicable
       --------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ----   ----

At September 30, 1996, there were 9,954,747 outstanding shares of the Company's Common Stock, $0.01 par value per share.

                    Page 1 of 9 sequentially numbered pages.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 6 of this Report on Form 10-Q.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                              September 30,            December 31,
                                                                                  1996                     1995
ASSETS                                                                    ------------------------------------------
Current Assets
    Cash and cash equivalents                                                       $4,679                     $229
    Accounts receivable                                                             26,509                   26,614
    Inventories                                                                     23,395                   20,871
    Other current assets                                                             1,811                    1,738
                                                                          ------------------------------------------
Total Current Assets                                                                56,394                   49,452

Property, plant & equipment, net                                                    16,460                   11,734
Other assets, net                                                                    3,049                    3,511
                                                                          ------------------------------------------

TOTAL ASSETS                                                                       $75,903                  $64,697
                                                                          ==========================================

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                                $6,868                   $7,764
    Customer advances                                                               10,172                    7,408
    Billings in excess of costs plus
       estimated earnings                                                           11,510                    6,027
    Accrued expenses and other liabilities                                          11,718                   10,492
    Current portion of long-term debt                                                  390                    2,007
                                                                          -----------------------------------------
Total Current Liabilities                                                           40,658                   33,698

Long-term debt                                                                       8,536                   12,566


Shareholders' Equity
    Preferred stock, 1,000,000 shares authorized, none
        issued or outstanding
    Common stock, par value $.01 per share -
       30,000,000 shares authorized, 10,177,699 and 10,094,594 shares
        issued at September 30, 1996 and December 31, 1995, respectively               102                      101
    Additional paid-in capital                                                      17,717                   17,024
    Retained earnings                                                               10,897                    2,294
    Treasury stock, at cost, 222,952 and 163,158 shares at September 30, 1996
       and December 31, 1995, respectively                                          (2,007)                    (986)
                                                                       --------------------------------------------------
                                                                                    26,709                   18,433
                                                                       --------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $75,903                  $64,697
                                                                       ==================================================

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


                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)



                                                         Three Months Ended                       Nine Months Ended
                                                           September 30,                            September 30,
                                                     1996               1995                   1996                   1995
                                                ---------------------------------       --------------------------------------

 Sales                                             $37,970               $26,730              $103,309                $81,461
 Cost of products sold                              26,693                19,464                72,231                 59,720
                                                ---------------------------------       --------------------------------------

 Gross Profit                                       11,277                 7,266                31,078                 21,741

 Selling, general & administrative expense           5,326                 3,765                14,616                 13,399
                                                ---------------------------------       --------------------------------------

 Operating Income                                    5,951                 3,501                16,462                  8,342

 Interest expense - net                                133                   529                   551                  1,453
                                                ---------------------------------       --------------------------------------

 Income Before Income Taxes                          5,818                 2,972                15,911                  6,889

 Income taxes                                        2,005                   915                 5,341                  2,404
                                                ---------------------------------       --------------------------------------

 Net Income                                        $ 3,813               $ 2,057              $ 10,570                $ 4,485
                                                =================================       ======================================


 Net Income per Common Share                       $  0.38               $  0.20              $   1.04                $  0.45
                                                =================================       ======================================


 Shares used in per share calculations              10,143                10,098                10,124                 10,057

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)


                                                                          Three Months Ended                Nine Months Ended
                                                                            September 30,                     September 30,
                                                                 -----------------------------------------------------------------
                                                                      1996           1995               1996             1995
                                                                 -----------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                         $3,813         $2,057             $10,570          $4,485
   Adjustments to reconcile net income
    to net cash (used in) provided by operating activities:
      Depreciation and amortization                                      717            735               2,139           2,072
      Contribution of treasury stock to 401K plans                       148            112                 453             189
      Deferred income taxes                                             (110)           256                (220)           (199)
      Increase (decrease) in cash resulting from changes
        in operating assets and liabilities:
           Accounts receivable                                        (6,642)        (7,351)                105          (6,818)
           Inventory and other current assets                          1,366          2,072              (2,597)         (2,564)
           Accounts payable and accrued liabilities                     (590)          (486)                550           2,664
           Billings in excess of costs plus estimated
              earnings and customer advances                             746          3,652               8,247           2,209
                                                                 ----------------------------    ---------------------------------
   Net Cash (Used In) Provided By Operating Activities                  (552)         1,047              19,247           2,038

INVESTING ACTIVITIES
   Capital expenditures                                               (1,286)          (750)             (2,895)         (1,676)
   Purchase of land and building at PSI                                                                  (3,578)
   Other investing activities                                              8           (307)                 70             (99)
                                                                 ----------------------------    ---------------------------------
   Net Cash Used In Investing Activities                              (1,278)        (1,057)             (6,403)         (1,775)

FINANCING ACTIVITIES
   Borrowings under Industrial Revenue Bond                            5,000                              5,000
   Repayments of long-term debt                                          (94)          (339)             (3,147)         (1,015)
   Repayments on credit facility                                     (11,500)        (8,000)            (35,500)        (25,000)
   Borrowings on credit facility                                      13,500          9,500              28,000          28,500
   Treasury stock and employee stock option activity                    (265)          (197)               (647)           (211)
   Dividends/distributions paid to shareholders                         (701)          (696)             (2,100)         (2,090)
                                                                 ----------------------------    ---------------------------------
   Net Cash Provided by (Used In) Financing Activities                 5,940            268              (8,394)            184
                                                                 -----------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                   4,110            258               4,450             447
Cash and cash equivalents at beginning of period                         569            395                 229             206
                                                                 ----------------------------    ---------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $4,679           $653              $4,679            $653
                                                                 ============================    =================================

   The accompanying notes are an integral part of these condensed consolidated financial statements.


CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 1996

Note A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Chart Industries, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1995.

Note B - Inventories

The components of inventory consist of the following:

                                September 30,      December 31,
                                    1996              1995
                                -------------------------------

Raw materials                     $ 11,415           $12,538
Work in process                     12,600             8,784
Finished goods                          12               181
LIFO reserve                          (632)             (632)
                                -------------------------------
                                  $ 23,395           $20,871
                                ===============================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
Sales for the three-month period ended September 30, 1996, were $38 million versus $26.7 million for the comparable 1995 period, an increase of $11.2 million, or 42.1 percent. Sales growth was primarily driven by a $10.1 million increase in sales of brazed aluminum heat exchangers, cryogenic tanks and coldbox assemblies to the air separation equipment market. Compared with the second quarter of 1996, sales for the third quarter of 1996 rose $7.4 million, or 24 percent, also as a result of increased activity in the air separation market.

Sales for the nine months ended September 30, 1996 were $103.3 million versus $81.5 million for the comparable 1995 period, an increase of $21.8 million or
26.8 percent. The increase in sales comes mainly from the brazed aluminum heat exchanger and cryogenic tank businesses.

Gross profit for the three-month period ended September 30, 1996, was $11.3 million versus $7.3 million for the comparable period in 1995, an improvement of $4 million, or 55.2 percent, reflecting increased sales of the Company products, particularly brazed aluminum heat exchangers, cryogenic tanks, cold boxes, and LIGO progress. The gross profit margin of 29.7 percent represents a 2.5 percentage point improvement over the same quarter in 1995, and is the second best quarterly performance in the Company's history, falling slightly below the record 32 percent reported for the 1996 second quarter. Improved productivity, good product mix, favorable capacity utilization and increased LIGO contributions contributed to the strong gross margin performance and offset start-up investments at Chart Coastal and cost problems on several new product programs.

As a percentage of sales, selling, general and administrative (SG&A) expense was consistent at 14 percent for the third quarter of 1996 versus 14.1 percent and
14.3 percent, for the third quarter of 1995 and the second quarter of 1996, respectively. SG&A expense for the three-month period ended September 30, 1996, was $5.3 million, approximately $1.6 million higher than in the third quarter of 1995. Compared with the second quarter of 1996, SG&A expense for the 1996 third quarter increased $900,000 as a result of a special project to increase throughput at ALTEC and an increase in bonus and profit sharing expense.

Net interest expense for the three-month period ended September 30, 1996, was $133,000 versus $529,000 and $181,000, for the third quarter of 1995 and the second quarter of 1996, respectively. Benefiting from strong cash flow in the first half of 1996, the Company reduced its debt level, and as a result interest charges declined in year-over-year and consecutive quarterly comparison. Chart obtained a $5 million IRB for plant expansion in Wisconsin during the 1996 third quarter; however, this had little impact on net interest as the funds are held in an interest-bearing escrow account until expenditures are incurred.

The 1996 third-quarter effective tax rate of 34.5 percent reflects the favorable tax structure of the Company. The Company expects an on-going effective tax rate between 34 and 36 percent into 1997.

Chart reported net income for the three-month period ended September 30, 1996, of $3.8 million, or $.38 per share, versus $2.1 million, or $.20 per share, for the third quarter of 1995, and $3.5 million, or $.35 per share, for the second quarter of 1996. For the ninth consecutive quarter, Chart reported improved profitability.

Chart's nine-month net income of $10.6 million, or $1.04 per share, surpasses the Company's best annual performance and represents an increase of $6.1 million, or 135.7 percent, over the same period of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations during the three-month period ended September 30, 1996, was $552,000 compared to $1 million provided by operations in 1995's third quarter. The Company's 1996 third-quarter cash flow reflects current earnings being completely offset by an increase in accounts receivable. The Company expects increased cash flow in the fourth quarter as the receivables, which built up from record third quarter sales, are collected.

During the first nine months of 1996, cash flow provided by operations was $19.2 million, an improvement of $17.2 million over 1995's same period figure of $2 million. The large cash flow in 1996 is due roughly half to earnings improvement and half to improved customer advances and progress payments which resulted as business conditions improved and as strategic initiatives to reduce working capital took effect.

Capital expenditures for the third quarter of 1996 were $1.3 million compared to $750,000 for the same period in 1995. The majority of these 1996 expenditures relate to the plant expansion at ALTEC and the purchase of equipment for Chart Coastal Fabrication as it nears expected operating levels.

As the Company has experienced strong financial results and maintains an outlook for further growth, the Board of Directors approved an increase in the quarterly dividend to $.09. This is an increase of 29% over the previous quarterly dividend of $.07.

The Company expects sufficient cash flow from operations and available borrowings to fund interest payments, dividends, capital expenditures, and the repayment of scheduled maturities of debt from the IRB in Wisconsin. As of September 30, 1996, the Company's borrowings on its $25 million credit facility totaled $4 million, an increase of $2 million since June 30, 1996. The Company was in compliance with all covenants related to this facility as of September 30, 1996.

BACKLOG

Chart's consolidated firm order backlog at September 30, 1996, was $125.5 million versus $124.4 million at June 30, 1996. The Company's backlog at the end of the 1996 third quarter was the highest in Chart's history, despite record sales during this same quarter.

Air separation equipment bookings continued at strong levels, with orders totaling $18.3 million for the 1996 third quarter. The strong order level virtually offset the record sales of $19.4 million, accounting for the relatively steady backlog of $44.7 million at September 30, 1996.

Hydrocarbon processing equipment backlog stood at $37.7 million on September 30, 1996, an increase of $3.8 million over June 30, 1996, levels. New orders during the quarter totaled $11 million against sales of $6.9 million. The largest orders in this sector were for heat exchangers supporting natural gas and LNG processing.

Cryogenic and high vacuum equipment backlog was $41.2 million at September 30, 1996. This represents a slight decrease from the previous quarter as work continued on LIGO, but was partially offset by slightly higher order volume.

Specialty products backlog totaled $2 million at September 30, 1996, a decrease from $2.6 million at June 30, 1996, reflecting larger shipments for pipe hangers and supports.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         There have been no material changes since the filing of Chart's 10-K covering 1995.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              Not Applicable.

         (b)  Reports on Form 8-K.

              The Company did not file a current report on Form 8-K during the third quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Chart Industries, Inc.
                               ---------------------------------------
                                            (Registrant)



Date:  November 12, 1996       /s/Don A. Baines
       --------------------    ----------------
                               Don A. Baines
                               Chief Financial Officer and Treasurer
                               (Duly Authorized and Principal Financial Officer)