Form 10-K
period 1996-12-31
CHART INDUSTRIES INC
filed 1997-03-04
CIK 892553

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Fiscal year ended December 31, 1996
                                             OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from to

                         Commission file number 1-11442

                             CHART INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                                       34-1712937
----------------------------------------        ----------------------------------------
    (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

 35555 Curtis Boulevard, Eastlake, Ohio                          44095
----------------------------------------        ----------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (216) 946-2525
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
    --------------------------------------        --------------------------------------
                Common Stock,                            New York Stock Exchange
           par value $.01 per share

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 31, 1997, the registrant had 9,846,969 shares of Common Stock outstanding. As of that date, the aggregate market value of the voting stock of the registrant held by non-affiliates was $102,211,531 (based upon the closing price of $20.25 per share of Common Stock on the New York Stock Exchange on January 31, 1997). For purposes of this calculation, the registrant deems the 4,799,486 shares of Common Stock held by all of its Directors and executive officers to be the shares of Common Stock held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 1, 1997 are incorporated by reference into Part III of this Form 10-K.

     Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1996.
================================================================================

                                     PART I

ITEM 1.  BUSINESS; ITEM 2. PROPERTIES; AND ITEM 3. LEGAL PROCEEDINGS.

                                  THE COMPANY

     Chart Industries, Inc. (the "Company" or "Chart") was organized in June 1992 as a Delaware corporation to serve as a holding company for the operating units described herein. As used herein, the terms "Company" or "Chart" mean Chart Industries, Inc., its subsidiaries and its predecessors, unless the context otherwise indicates. The Company's executive offices are located at 35555 Curtis Boulevard, Eastlake, Ohio 44095, and its telephone number is (216) 946-2525.

     In December 1992, the Company completed a reorganization (the "Reorganization") whereby each of ALTEC International, Inc., Process Systems International, Inc. ("PSI"), Process Engineering Inc. ("Process Engineering"), NPS Products, Inc. and Greenville Tube Corporation ("Greenville Tube") became wholly owned subsidiaries of the Company. In connection with the Reorganization, in December 1992 the Company conducted an initial public offering of 4,220,500 shares of its Common Stock. In 1993, NPS Products, Inc. was merged into PSI and now operates as the NPS Products Division of PSI ("NPS"). In addition, ALTEC International, Inc. was reorganized into ALTEC International Limited Partnership ("ALTEC"). Chart controls ALTEC's operations through its wholly owned subsidiary, Chart Management Company, Inc., an Ohio corporation. In 1994, Process Engineering was merged into PSI and now operates as the Process Engineering Division of PSI ("PEI"). In addition, PSI purchased certain assets and assumed certain liabilities of CVI Incorporated, (a wholly owned subsidiary of Pitt-DesMoines). These assets and liabilities have been organized into a business now operating as the CVI Division of PSI ("CVI"). In 1995, the Company began operation of Chart Coastal Fabrication, a division of PSI, in New Iberia, Louisiana.

                                    BUSINESS

GENERAL

     The Company designs, engineers and manufactures standard and custom-built industrial process equipment, primarily for low temperature applications. The Company has developed a particular expertise in cryogenic systems and equipment which operate at low temperatures sometimes approaching absolute zero (0 degreesKelvin/-273 degrees Centigrade/-459 degrees Fahrenheit). The Company's products range from components and subsystems to complete systems which are used by customers primarily to process, liquefy, store and transport gases. These products are used in a variety of commercial and scientific applications, including air separation, hydrocarbon processing, storage and transportation of liquefied gases and cryogenics research. The Company also manufactures and markets other products for other critical applications, including structural pipe supports used in nuclear and fossil fuel power plants, specialty stainless steel tubing and high-vacuum systems for satellite testing and scientific use.

OPERATING UNITS

     Chart conducts operations through six operating units. The following table sets forth certain information about each of these operating units.

 OPERATING UNIT AND LOCATION           PRINCIPAL PRODUCTS                PRIMARY MARKETS
------------------------------   ------------------------------   ------------------------------
ALTEC                            Brazed aluminum plate-fin heat   -Air separation equipment
LaCrosse, Wisconsin              exchangers for low temperature   -Hydrocarbon process equipment
                                 applications; Bi-Braze(R)        -Cryogenic and high vacuum
                                 transition joints                systems

 OPERATING UNIT AND LOCATION           PRINCIPAL PRODUCTS                PRIMARY MARKETS
------------------------------   ------------------------------   ------------------------------
PSI                              Cryogenic systems, including     -Air separation equipment
Westborough, Massachusetts       helium and nitrogen              -Hydrocarbon processing
                                 liquefiers, cryogenic            equipment
                                 refrigeration systems and        -Cryogenic and high vacuum
                                 multi-component gas separation   systems
                                 units; thermal vacuum system;    -Specialty products
                                 pipe supports, hangers and
                                 saddles for critical pipe
                                 applications

Chart Coastal Fabrication        Fabrication of cryogenic gas     -Air separation equipment
New Iberia, Louisiana            processing units (cold boxes)    -Hydrocarbon processing
                                                                  equipment

CVI                              Cryogenic pumps and valves;      -Air separation equipment
Columbus, Ohio and               LNG fueling systems,             -Hydrocarbon processing
Costa Mesa, California           cryopumps, vacuum jacketed       equipment
                                 piping and other miscellaneous   -Cryogenic and high vacuum
                                 cryogenic-related components     systems
                                                                  -Specialty products

PEI                              Cryogenic and specialty          -Air separation equipment
Plaistow, New Hampshire          storage tanks and vessels,       -Hydrocarbon processing
                                 including road and rail          equipment
                                 tankers                          -Cryogenic and high vacuum
                                                                  systems
                                                                  -Specialty products

Greenville Tube                  Specialty stainless steel        -Specialty products
Greenville, Pennsylvania and     tubing
Clarksville, Arkansas

MARKETS AND PRODUCTS

     The Company's primary markets and the approximate percentages of its 1994, 1995 and 1996 sales, respectively, represented by them include air separation equipment (32%, 38% and 45%), hydrocarbon processing equipment (26%, 21% and 19%), and cryogenic and high vacuum systems (20%, 15% and 18%). The balance of the Company's sales consist principally of specialty stainless steel tubing and manufacturing services in certain niche markets. A description of the Company's primary markets, principal products and major competitors is set forth below.

     AIR SEPARATION EQUIPMENT. The Company designs, manufactures and sells subsystems and components which are used at various stages of the low temperature air separation process. Low temperature air separation facilities compress, cool, purify, liquefy, distill and separate air into its component atmospheric gases, principally nitrogen, oxygen and argon. These gases are used for numerous commercial and scientific purposes. For example, oxygen is used in the processing of primary metals and in steel-making, for hospital supplies, in waste-water treatment, in the production of synthetic fuels and in the processing of various chemicals, including antifreeze. Nitrogen is used in the quick-freezing of various foods, in the manufacture of semiconductors, in the production of fertilizer and in the enhanced recovery of oil and natural gas by oil field pressurization. Argon has many diverse uses, including applications in welding, annealing, electronics manufacture, titanium and zirconium production and as an insulating barrier in double-paned window glass.

     The market for low temperature air separation equipment is driven by demand for high-purity forms of these atmospheric gases. The low temperature separation of air into large volumes of highly pure forms of its component gases is accomplished by compressing and cooling air until it reaches the temperatures at which the gases transform into a liquid state. The atmospheric gases require processing at extremely low temperatures to achieve liquefaction. Oxygen, argon and nitrogen liquefy at -297 degrees, -302 degrees and -320 degrees Fahrenheit, respectively. After liquefaction, the gases are separated into their pure components by distillation. Once separated, these gases are generally stored and transported in their liquid forms, because they can be more economically and safely handled in that state.

     Chart's major customers generally are large, international industrial gas companies that incorporate the Company's systems and components into stand-alone air separation facilities. These customers include Air Products and Chemicals, MG Industries, Praxair, Inc., BOC and Air Liquide Process & Construction, Inc.

     Chart competes with a number of companies in the low temperature air separation equipment market. For subsystems and components, major competitors include Linde A.G., CCI and Kobe Steel. The major competitor for fabrication of cold boxes is Ivor J. Lee, Inc., Sumitomo Precision Products, Kobe Steel, IMI Marston, Nordon Cryogenie and Linde A.G. are competing sources for brazed aluminum plate-fin heat exchangers. The major competitors for on-site storage and road and rail transportation tanks and vessels are Taylor-Wharton division of Harsco and Minnesota Valley Engineers.

     HYDROCARBON PROCESSING EQUIPMENT. The Company designs, manufactures and sells complete systems, subsystems and components used in hydrocarbon processing. Hydrocarbon processing facilities, including natural gas processing, hydrocarbon refining and petrochemical processing plants, process natural gas and other hydrocarbon streams (in gaseous or liquid forms) to low temperatures and high pressures for the purpose of separating and extracting selected components. These processes produce both purified forms of hydrocarbons which are commercially marketable for various industrial or residential uses and separately salable by-products for various industrial and scientific uses. For example, various natural gas processing facilities separate nitrogen from methane gas to enhance the British Thermal Unit value of the gas, separate and produce liquefied petroleum gas for use as a fuel for household and recreational purposes, separate ethane as a petrochemical feedstock, liquefy natural gas for use as a fuel for industrial purposes and, more recently, for locomotives, buses and trucks, and separate carbon dioxide and helium from natural gas sources.

     Hydrocarbon processing generally takes place at relatively higher pressure and temperature levels than air separation. Pressure levels in excess of 1,000 pounds per square inch are common in hydrocarbon processing, while air separation typically takes place at less than 100 pounds per square inch. These characteristics require the application of different design and engineering techniques than are required to fabricate air separation equipment.

     Chart's systems for this market include various gas separation technologies, such as nitrogen rejection units used for separating nitrogen from methane and hydrocarbon recovery and distillation systems for liquefied petroleum gas plants. Subsystems and components include cold boxes similar to those employed in air separation plants, low temperature tanks and vessels for on-site storage and road and rail transportation, specialty stainless steel tubing and other equipment. As an example, the Company's PSI unit has designed nitrogen rejection units for major oil and gas producers which contain cold boxes designed by PSI, fabricated at other Company locations, and containing ALTEC's heat exchangers and Bi-Braze(R) transition couplings.

     The Company has an agreement with Praxair granting PSI exclusive worldwide rights to build and sell nitrogen rejection units (NRUs) and related equipment utilizing Praxair's proprietary technology in this segment of the natural gas processing field.

     ALTEC developed, and in 1990 introduced, the Core-in-Kettle(R) heat exchanger to provide a new application for brazed aluminum plate-fin heat exchangers in the hydrocarbon processing market. These units are designed to compete with kettle-type steel and alloy shell and tube heat exchangers. The ALTEC design replaces the steel and alloy tube bundles contained in the kettle with a brazed aluminum plate-fin heat exchanger core.

     The Company's patented Ryan/Holmes technology for the distillative separation of carbon dioxide and other gases from hydrocarbons is applied in gas separation plants constructed in connection with enhanced oil and gas recovery operations. This technology facilitates the extraction of carbon dioxide from recovered hydrocarbons and its reinjection into the well with reduced costs of recompression. The Ryan/Holmes technology is also used to extract other gases from recovered hydrocarbons, some of which can be sold by customers as separate end products.

     The Company, through CVI, is actively involved in LNG fuel systems, including LNG and LNG to CNG fueling stations as well as on-board vehicle systems.

     Chart's major customers in the hydrocarbon processing equipment market include oil and gas producers such as Amerada Hess, Amoco, Arco, Exxon, Koch Industries, Lyondell, Mesa Petroleum, Mobil Oil, Phillips Petroleum, Shell Oil, and Williams Field Services; large engineering contractors such as ABB Randall, Bechtel, Fluor Daniel, JGC, M.W. Kellogg, Lummus, Parsons, and Stone & Webster.

     Major competitors in the hydrocarbon processing equipment market include:
Dow, Monsanto and Grace for separation systems designed to compete with the Company's Ryan/Holmes technology-based systems and Air Products and Chemicals for nitrogen rejection units. Sumitomo Precision Products, Kobe Steel, IMI Marston, Nordon Cryogenie, and Linde A.G. are competing sources for brazed aluminum plate-fin heat exchangers.

     CRYOGENIC AND HIGH VACUUM SYSTEMS. Chart designs, engineers and manufactures complete custom liquefaction and refrigeration systems for helium and hydrogen and custom thermal vacuum systems for various uses. Cryogenic liquefaction, refrigeration, and regeneration systems are used for diverse applications, ranging from small standard-packaged helium refrigeration units for university and private sector laboratories to very large, custom designed helium regeneration and refrigeration systems for national laboratories and liquefiers for industrial application.

     Chart has participated as a supplier in super-low temperature research projects. In addition to its work with the technology for the production of liquid helium, the Company has designed and fabricated a wide variety of custom refrigeration and liquefaction systems for research conducted by laboratories such as Brookhaven National Laboratory, Los Alamos Scientific Laboratory, Fermi National Accelerator Laboratory, and CEBAF.

     In addition to the research related applications, the Company's helium liquefaction and refrigeration systems are beginning to have application in emerging industrial application of superconductivity such as high gradient magnetic separation and magnetic energy storage.

     The Company also manufactures cold boxes, brazed aluminum plate-fin heat exchangers, on-site storage and road and rail transportation tanks and vessels and other equipment for this market. The Company's major competitors for complete systems include L'Air Liquide, Linde A.G., CCI, Air Products and Chemicals, and Kobe Steel.

     Chart's custom thermal vacuum systems are designed and fabricated by the PSI Westborough operating unit. Prior to its acquisition by Chart, CVI also provided services to this area but that area has been integrated into PSI Westborough. These systems are used by NASA, other government agencies, major aerospace companies, including Lockheed/Martin, Space Systems/Loral, Hughes, and other firms. The Company's products include high vacuum, low temperature space simulation chambers used for pre-flight testing of satellites, rockets and other space-related hardware. The Company also develops vacuum systems which are used in the deposition of metallic coatings on the surfaces of specialized equipment such as large telescope mirrors. The Company's major competitors in the market for thermal vacuum products and systems for aerospace and research applications include Dynavac (a unit of Tenney Vacuum) and Bemco.

     The Company's experience and technological advancements in the high-vacuum area resulted in its involvement in the Laser Interferometer Gravitational-Wave Observatory (LIGO). The facilities will be dedicated to the detection of cosmic gravitational waves and the harnessing of these waves for scientific research. The Company will supply all of the required LIGO vacuum equipment; including vacuum chambers, large pipe spools, valves, vacuum pumps, controllers, bakeout equipment and modular clean rooms.

     SPECIALTY MARKETS. Chart designs, manufactures and markets products for nuclear and fossil fuel power plants, pulp and paper producers and various specialty markets. The Company's products for this market include PEI's storage tanks and vessels, critical pipe supports and constants manufactured by the NPS Products division of PSI and Greenville Tube's specialty stainless steel tubing.

     Although no new nuclear power plants and very few new fossil fuel power plants are under construction in the United States, Chart remains active in the domestic market by providing maintenance, repair and retrofit equipment to the large number of existing operating facilities. Overseas, the construction of power generation plants, particularly nuclear facilities, is more vigorous. Together, South Korea and Taiwan have multiple nuclear plants scheduled for construction over the next five years. Other countries in Southeast Asia, as well as Canada and Spain, are also actively involved in new power plant construction. Currently, the Company has a manufacturing and design agreement for critical application pipe supports and devices with Korean Heavy Industries & Construction Co., Ltd., the prime contractor for the construction of all nuclear power plants currently under construction in South Korea.

     The Company's major competitors for standard pipe support products are Grinnel (a subsidiary of Tyco), Power Piping Company, Basic Engineers and Rilco. Its major competitor for low-level nuclear waste treatment systems is General Electric.

     The Company, through its Greenville Tube operating unit, supplies specialty stainless steel tubing for a variety of markets and applications, including food processing, medical, construction and other general industrial uses. These products are sold primarily to customers in North America. The Company employs a unique manufacturing strategy to compete in the specialty tubing markets that it serves. Virtually all of its competitors follow conventional manufacturing practices, including the stocking of numerous sizes of stainless steel strips and seamless tube hollows, so as to minimize the drawing required to obtain a finished product. These competitors also obtain maximum volume by having long production runs, thereby reducing changeovers and minimizing downtime, and, in some cases, building tubes for finished goods inventory. Chart, conversely, stocks only a limited array of stainless steel strips and seamless tube hollows, and reworks the product repeatedly to produce the finished product. It manufactures finished products only against orders received.

MARKETING

     The Company's operating units, except for Greenville Tube, currently market products and services in North America primarily through direct sales personnel and supplement these direct sales through sales representatives and distributors. Greenville Tube currently markets its tubing products exclusively through independent manufacturer's sales representatives located throughout the United States. The technical and custom design nature of the Company's products requires a professional, highly trained sales force. Substantially all of the Company's sales personnel have previous academic and industrial engineering or technical experience.

     The Company uses independent manufacturer's sales representatives in many foreign countries. These independent representatives supplement the Company's direct sales force in dealing with language and cultural matters. The Company's domestic and foreign independent manufacturer's sales representatives earn commissions on sales which vary by product type.

BACKLOG

     At December 31, 1996, the Company's backlog of firm sales orders amounted to approximately $128.3 million, compared with approximately $111.0 million at December 31, 1995. The Company anticipates that $107.3 million of the 1996 backlog will be recognized as sales during 1997 and the remainder should be recognized as sales in 1998. The Company's backlog fluctuates from time to time and the amounts set forth above are not necessarily indicative of future backlog levels.

CUSTOMERS

     Sales to United States government funded projects accounted for 11%, 5% and 3% of consolidated sales in 1996, 1995 and 1994 respectively, and approximately $800,000 of the accounts receivable balance at

December 31, 1996. Ten customers accounted for 53% of consolidated sales in 1996. Chart's sales to particular customers fluctuate from period to period. Management believes Chart's relationships with its customers are good.

PATENTS AND TRADEMARKS

     Although the Company has a number of patents, trademarks and licenses related to its businesses, except as described below, no one of them or related group of them is considered by the Company to be of such importance that its expiration or termination would have a material adverse effect on the Company's businesses. In general, each operating unit depends upon technological capabilities, manufacturing quality control and application of know-how, rather than patents or other proprietary rights in the conduct of its business.

     The Company holds a group of patents for its Ryan/Holmes technology, which is used primarily in treating associated gases produced from tertiary oil recovery projects. In addition to fabricating recovery plants on a turnkey basis for customers, Chart also grants licenses under this technology to customers for use in their own construction and operation of such facilities. As of December 31, 1996, there were 12 licensees using the Ryan/Holmes process. This group of patents will expire during the period from 1999 through 2001 and the Company may not derive licensing revenues from such technology thereafter.

RAW MATERIALS AND SUPPLIERS

     The Company manufactures most of the products it sells. Raw materials such as aluminum fin stock, brazing sheets, bars, plate and piping, stainless steel hollows, strip, heads, plate and piping, carbon steel heads and plate, 9% nickel steel heads and plate, compressors and valves are available from multiple sources of supply.

     The Company has experienced price increases recently in certain of its raw materials, but anticipates passing these increased costs to its customer. However, no assurance can be given as to the success with which the Company may pass along such costs to customers. The Company foresees no acute shortages of any raw materials which would have a material adverse effect on its operations.

ENGINEERING AND PRODUCT DEVELOPMENT

     Chart's engineering and product development activities are primarily associated with assisting in the design of products or modifications to execute specific customer orders. The Company's engineering, technical and marketing employees actively assist customers in identifying their needs and determining appropriate products to meet those needs. A substantial portion of Chart's engineering activities are conducted by the PSI Westborough operating unit, which employs most of the Company's engineers and related staff personnel. A portion of Chart's engineering expenditures were charged to customers either as a separate item or as a part of product cost.

EMPLOYEES

     As of December 31, 1996, the Company had a total of 925 employees, including 270 salaried, 286 union hourly and 369 non-union hourly employees. The salaried employees include 96 engineers and draft-persons and 174 other professional, technical and clerical personnel.

     The Company is a party to two collective bargaining agreements. ALTEC's agreement with the International Association of Machinists and Aerospace Workers covering 198 employees expires February 4, 1998. PEI's agreement with the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers covering 88 employees expires August 31, 1999. Since the acquisition of each of its operating units, the Company has not had any work stoppages or strikes. The Company believes its employee relations are good.

PROPERTIES

     The Company maintains its corporate headquarters in Eastlake, Ohio. Each of ALTEC, PSI, CCF, PEI, CVI and Greenville Tube also maintains its own offices. The Company currently produces its products in seven manufacturing plants which are located in LaCrosse, Wisconsin; Westborough, Massachusetts; New Iberia, Louisiana; Plaistow, New Hampshire; Columbus, Ohio; Costa Mesa, California; and Clarksville, Arkansas. Chart also leases warehouse space at several locations near its manufacturing facilities.

     The Company's plant and office at Westborough, Massachusetts were not originally purchased when the Company acquired the PSI operations. However, the seller, while leasing the facility to the Company, retained a five-year option to put the plant and office to the Company at $3.25 million, a price that management believes approximates fair value. During 1995 the landlord notified the Company of this intent. The Company entered into negotiations with the landlord to also acquire some adjoining land. In May 1996 it was agreed to buy the plant and office, plus an additional 23 acres, for $3.58 million.

     Management considers the Company's facilities to be generally suitable and adequate for their intended uses and to be sufficient for the Company's foreseeable production capacity needs in light of its current plans.

     The following table sets forth certain information about the Company's facilities.

         LOCATION              SQ. FT.     OWNERSHIP               USE
---------------------------    -------     ----------    ------------------------
LaCrosse, Wisconsin            134,000       Owned       Manufacturing
                                10,000       Owned       Office
Westborough, Massachusetts      51,900       Owned       Manufacturing
                                33,200       Owned       Office
                                31,600       Leased      Manufacturing/Warehouse
New Iberia, Louisiana           60,000       Leased      Manufacturing
Columbus, Ohio                  34,700       Leased      Manufacturing
                                 5,000       Leased      Manufacturing
Costa Mesa, California          21,900       Leased      Manufacturing
Plaistow, New Hampshire        152,000       Owned       Manufacturing
                                10,400       Owned       Office
Clarksville, Arkansas           82,500       Owned       Manufacturing
                                 2,800       Owned       Office
Greenville, Pennsylvania         2,100       Leased      Office
Eastlake, Ohio                   1,500       Leased      Corporate Headquarters

GOVERNMENT CONTRACTS

     In 1996, approximately 11% of the Company's revenues were derived from contracts or subcontracts with, or funded by the United States government, mostly related to LIGO. These contracts and subcontracts contain standard provisions permitting the government to terminate them at its option, without cause. In the event of such termination, the Company is entitled to receive reimbursement on the basis of work completed (costs incurred plus a reasonable profit). In addition, these contracts and subcontracts are subject to renegotiation of profits. The Company has no knowledge of any pending or threatened renegotiation or termination of any material government contract or subcontract.

ENVIRONMENTAL MATTERS

     The Company's operations involve and have involved the handling and use of substances, such as various cleaning fluids used to remove grease from metal, that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water, and establish standards for their storage and disposal. The Company monitors and reviews its procedures and policies for compliance with environmental laws. Company management is highly conscious of these regulations, and supports an ongoing capital investment program to maintain the Company's strict adherence to required standards.

     As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site remediation efforts will not have a material adverse effect on the Company's financial position or liquidity. Approximately $1.4 million is recorded in accrued liabilities at December 31, 1996 for known environmental matters. These expenditures are expected to be made mostly in the next year, if the necessary regulatory agency approvals of the Company's work plans are obtained. Although the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Otherwise, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.

LEGAL PROCEEDINGS

     The Company's operating units are parties, in the ordinary course of their business, to various legal actions related to performance under contracts, product liability and other matters, several of which actions claim substantial damages. The Company believes that these legal actions, as well as the legal actions described below, will not have a material adverse effect on the Company's consolidated financial position or liquidity.

     In October 1993, the Company, through its then-existing subsidiary, Process Engineering, along with other defendants, was found liable for damages for a death resulting from an accident involving a soccer goal donated to a school district prior to Chart's acquisition of Process Engineering. Total damages, excluding accrued interest, awarded by the jury against the Company and two other defendants totaled $925,000. The Company has appealed this jury verdict. At this time the Company is unable to determine what its final potential allocation of the damages may be if the Company's appeal is unsuccessful. However, third quarter 1993 earnings included a charge related to this legal proceeding which the Company feels adequately provides for any possible claims that it may have for losses associated with this legal proceeding. The Company is pursuing possible indemnification by the former shareholders of Process Engineering pursuant to the purchase agreement which memorializes the sale of Process Engineering to the Company and provides for indemnification for certain pre-acquisition contingencies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT*

     The name, age as of February 27, 1997, and positions of each executive officer of the Company are as follows:

                      NAME                      AGE     POSITION AND OFFICES WITH THE COMPANY
    ----------------------------------------    ---     -------------------------------------
    Arthur S. Holmes........................    56      Chairman and Chief Executive Officer
    James R. Sadowski.......................    56      President and Chief Operating Officer
    Don A. Baines...........................    54      Chief Financial Officer and Treasurer

---------------

* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

     Arthur S. Holmes has been Chairman and Chief Executive Officer of the Company since its formation in June 1992, and was President until December 1993. He also has been President and the principal owner of Holmes Investment Services, Inc. ("HIS"), a management consulting firm, since 1989. Mr. Holmes is currently the Chairman and Chief Executive Officer of ALTEC, and served as President of ALTEC from 1985 through 1989. From 1978 through 1985, he served in a variety of management capacities for Koch Process Systems, Inc., the predecessor of PSI, most recently as Vice President-Manager of the Gas Processing Division. Mr. Holmes is the co-inventor of the Company's patented Ryan/Holmes technology. See "Business-Patents and Trademarks." Mr. Holmes holds a B.S. and M.S. in Chemical Engineering from The Pennsylvania State University and an M.B.A. from Northeastern University.

     James R. Sadowski has been President and Chief Operating Officer of the Company since December 1993. Prior to joining the Company, Mr. Sadowski served as Group Vice President of Parker Hannifin Corporation's Bertea Aerospace Group ("Bertea") from 1991 to 1993. Prior to his service at Bertea he served in various managerial capacities at Parker Hannifin Corporation and TRW, Inc. Mr. Sadowski holds a B.S. in Engineering/Science from Case Institute of Technology and a M.S. degree from the same institution in Mechanical Engineering.

     Don A. Baines has been Chief Financial Officer of ALTEC since 1986 and has been the Chief Financial Officer and Treasurer of the Company since its formation in June 1992. He also has served as Chief Financial Officer for HIS since 1989. From 1986 through 1989, Mr. Baines served as Vice President, Manager of Finance for ALTEC. From 1976 through 1985, Mr. Baines served in a variety of management capacities, most recently Controller, in the Process/Transport Division of the Trane Company, which included the predecessor of ALTEC. Mr. Baines is a Certified Public Accountant and holds a B.B.A. in Accounting from St. Edward's University, Austin, Texas.

KEY EMPLOYEES OF THE OPERATING UNITS

     Michael J. Wahlen has been the President and Chief Operating Officer of ALTEC since 1989. From 1986 through 1989, Mr. Wahlen served as Vice President and Manager of Sales for ALTEC. Mr. Wahlen began his career in 1973 with the Trane Company and from 1979 to 1986 was Manager of Sales responsible for Trane's brazed aluminum heat exchanger sales in the Western Hemisphere. Mr. Wahlen holds a B.S. in Mechanical Engineering from the University of Wisconsin -- Milwaukee.

     W. Kent Higgins has been President of the PSI's Westborough Division since November 1994. Mr. Higgins had been Executive Vice President of PSI from April 1993 until November 1994. From 1991 through April 1993, Mr. Higgins served as the President of NPS. From 1973 through 1991, had served in a variety of management capacities at Koch Process Systems, Inc., the predecessor of PSI, most recently as Vice President and Manager of Operations responsible for the day to day manufacturing activities of that company. Mr. Higgins holds a B.S. in Marine Engineering from the Maine Maritime Academy.

     Charles R. Lovett has been the President of Process Engineering Division of PSI since November 1994. From February 1993 to November 1994, he was Chief Executive Officer of PSI and Process Engineering. From March 1992 to February 1993 he was the President and Chief Operating Officer of PSI. He was Executive Vice President and Chief Operating Officer of Process Engineering from 1990 to 1992. From 1988 through 1990, he served as Vice President of Operations of AMW Industries. From 1984 through 1988, Mr. Lovett served as the Vice President of Manufacturing of Koch Process Systems, Inc., the predecessor of PSI. Mr. Lovett holds a B.S. in Mechanical Engineering from the University of Dayton.

     Charles E. Downs has been the President and Chief Operating Officer of Greenville Tube since 1991. Mr. Downs was the Vice President and Treasurer of Greenville Tube from 1987 to 1991. He joined Greenville Tube in 1986 as Controller and Assistant Treasurer. Mr. Downs holds a B.S. in Business Administration from Geneva College.

     Roland E. Spence has been President of the CVI Division of PSI from January 1995. From 1960 to 1994, Mr. Spence served in a variety of management capacities at CVI Incorporated, most recently as Vice President and Manager of the Costa Mesa operations of that company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Quarterly Stock Prices and Dividends

QUARTER     HIGH      LOW      DIVIDEND
--------    -----     ----     --------
  1995
   1st       5-1/8     3-3/4      .07
   2nd       5-7/8     4-1/8      .07
   3rd       8-7/8     5          .07
   4th       8-3/4     6-1/2      .07

QUARTER     HIGH      LOW      DIVIDEND
--------    -----     ----     --------
  1996
   1st      10-1/2     6-3/4      .07
   2nd      16-7/8     9-7/8      .07
   3rd      18-1/2    12-1/2      .07
   4th      17-7/8    15-1/8      .09

     Chart Industries Common Stock is traded on the New York Stock Exchange under the symbol "CTI."

     Shareholders of record on January 31, 1997 numbered 725. The Company estimates that an additional 3,100 shareholders own stock held for their accounts at brokerage firms and financial institutions.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                (Dollars in thousands, except per share amounts)

         YEARS ENDED DECEMBER 31              1996        1995       1994       1993        1992
------------------------------------------  --------    --------    -------    -------    --------
INCOME STATEMENT DATA:
Sales.....................................  $148,400    $112,479    $84,258    $83,734    $104,845
Gross profit..............................    45,002      30,775     15,808     17,779      26,670
Selling, general and administrative.......    21,745      18,108     15,020     15,865      14,624
Restructuring charge......................                            2,151
Operating income (loss)...................    23,257      12,667     (1,363)     1,914      12,046
Net interest expense......................       623       1,858        996        602       1,451
Income tax expense (benefit)..............     7,605       3,746       (896)       512       3,789
Net income (loss).........................    15,029       7,063     (1,463)       800       6,806
EARNINGS PER COMMON SHARE:
Net income (loss).........................  $   1.48    $    .70    ($  .15)   $   .08    $    .73
OTHER FINANCIAL DATA:
Income from continuing operations before
  income taxes, depreciation and
  amortization............................  $ 25,342    $ 13,551    $   339    $ 3,385    $ 12,505
Depreciation and amortization.............     2,708       2,742      2,698      2,073       1,910
Dividends.................................     3,002       2,787      2,764      2,793      11,178
Dividends per share.......................  $    .30    $    .28    $   .28    $   .28      N/A (1)
BALANCE SHEET DATA:
Cash, cash equivalents and restricted
  cash....................................  $  9,408    $    229    $   206    $   704    $  3,518
Working capital...........................    12,647      17,750     15,483     19,847      15,815
Total assets..............................    81,196      66,506     54,881     48,003      48,954
Total debt................................     4,830      14,573     18,080     14,810       8,068
Long-term debt, less current portion......     4,469      12,566     16,073     13,000       6,000
Shareholders' equity......................    28,096      18,433     14,364     18,418      21,747

---------------

(1) Prior to the Reorganization and public stock offering in December 1992, the Company made cash distributions to its then current stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

     In 1996, Chart Industries experienced a 113 percent increase in net income over the prior year. A large portion of this increase can be attributed to a strong demand for air separation equipment, including heat exchangers, cold boxes, cryogenic tanks and assorted system components. In addition to the air separation equipment, the Company is about one third complete on the LIGO project, its largest contract thus far which totaled $39.1 million.

     As to order bookings, the Company has seen a tremendous increase in the demand for hydrocarbon processing equipment. New orders in this area were $54.1 million in 1996 compared to $30.5 million and $21.4 million in 1995 and 1994, respectively. Due to the longer lead time on this equipment, the Company is just beginning to see the effect on sales. Backlog in this area now totals $45.2 million with an estimated gross margin of 39.2 percent.

     The consolidated backlog of $128.3 million, another new high for the Company, with an estimated gross margin of 30.8 percent, should allow for a strong 1997 in which the Company will strive again to exceed its internal growth targets and continue to look for acquisition candidates to enhance that growth.

                     Measurement Period
                   (Fiscal Year Covered)
3/31/92                                                                                  57.8
6/30/92                                                                                  55.1
9/30/92                                                                                  54.9
12/31/92                                                                                 47.3
3/31/93                                                                                  39.1
6/30/93                                                                                  35.8
9/30/93                                                                                  36.1
12/31/93                                                                                 41.1
3/31/94                                                                                  38.9
6/30/94                                                                                  44.3
9/30/94                                                                                  48.5
12/31/94                                                                                 53.8
3/31/95                                                                                  58.2
6/30/95                                                                                  57.3
9/30/95                                                                                  97.7
12/31/95                                                                                111.0
3/31/96                                                                                 112.9
6/30/96                                                                                 124.4
9/30/96                                                                                 125.7
12/31/96                                                                                128.1

OPERATING RESULTS

     The following table sets forth, for the periods indicated, the percentage relationship to sales of the Company each line item represents.

                                                                     YEAR ENDED DECEMBER 31,
                                                                    -------------------------
                                                                    1996      1995      1994
                                                                    -----     -----     -----
Sales.............................................................  100.0%    100.0%    100.0%
Cost of products sold.............................................   69.7      72.6      81.2
Gross profit......................................................   30.3      27.4      18.8
Selling, general and administrative expense.......................   14.7      16.1      17.8
Restructuring charge..............................................     --        --       2.6
Operating income (loss)...........................................   15.6      11.3      (1.6)
Interest expense, net.............................................     .4       1.7       1.2
Income taxes (benefit)............................................    5.1       3.3      (1.1)
Net income (loss).................................................   10.1       6.3      (1.7)

                     YEAR ENDED DECEMBER 31, 1996 AND 1995
                             MARKET SECTOR ANALYSIS

                                                      SALES               GROSS PROFIT
                                               -------------------     ------------------     GROSS
                                                          PERCENT                PERCENT      PROFIT
                    1996                        ($000)    OF TOTAL     ($000)    OF TOTAL     MARGIN
                                               --------   --------     -------   --------     ------
Air Separation Equipment.....................  $ 66,304      44.7%     $21,255      47.2%      32.1%
Hydrocarbon Processing Equipment.............    28,125      18.9%       9,266      20.6%      33.0%
Cryogenic & High Vacuum Equipment............    26,822      18.1%       4,437       9.9%      16.5%
Specialty Products...........................    27,149      18.3%      10,044      22.3%      37.0%
                                               --------    ------      -------    ------       ----
          TOTAL..............................  $148,400     100.0%     $45,002     100.0%      30.3%
                                               ========    ======      =======    ======       ====

                                                      SALES               GROSS PROFIT
                                               -------------------     ------------------     GROSS
                                                          PERCENT                PERCENT      PROFIT
                    1995                        ($000)    OF TOTAL     ($000)    OF TOTAL     MARGIN
                                               --------   --------     -------   --------     ------
Air Separation Equipment.....................  $ 42,811      38.1%     $10,610      34.5%      24.8%
Hydrocarbon Processing Equipment.............    23,914      21.2%       7,882      25.6%      33.0%
Cryogenic & High Vacuum Equipment............    17,301      15.4%       1,353       4.4%       7.8%
Specialty Products...........................    28,453      25.3%      10,930      35.5%      38.4%
                                               --------    ------      -------    ------       ----
          TOTAL..............................  $112,479     100.0%     $30,775     100.0%      27.4%
                                               ========    ======      =======    ======       ====

YEARS ENDED DECEMBER 31, 1996 AND 1995

     Sales for 1996 were $148.4 million, an increase of $35.9 million or 31.9 percent over 1995. By far, the largest increase in sales over 1995 came in air separation equipment totalling $23.5 million, with increases of $10.1 million in cryogenic tanks, $8.5 million in brazed aluminum heat exchangers, $2.9 million in cold boxes and $2 million in assorted cryogenic components during 1996.

     Sales in the hydrocarbon processing equipment area increased $4.2 million, almost entirely in brazed aluminum heat exchangers, which were for the most part supplying an increase in the demand for ethylene-related equipment. The large pick-up in 1996 orders the Company has received related to the natural gas processing market will be seen in increased sales during 1997 and into 1998.

     Sales to the cryogenic/high vacuum market increased in 1996. Much of the sales improvement in this market is the result of vacuum equipment being supplied to the LIGO project, which totalled approximately $13 million during 1996.

     Gross profit for 1996 increased $14.2 million or 46.2 percent from 1995 levels. The gross margin percentage increased from 27.4 percent in 1995 to 30.3 percent in 1996. As in sales, a large portion of the improvement in both gross profit and in margin percentage came from the air separation sector. The most dramatic improvement was the cryogenic tank area at PEI, which has fully turned around after the 1994 restructuring, and when coupled with increasing prices, has gone from a negative gross margin to a margin level comparable to the whole market area. Also seeing large volume and price improvement in 1996 was the brazed aluminum heat exchanger market.

     As the LIGO job progresses toward completion, it is having a positive effect in the cryogenic/high-vacuum equipment area, where the margin percentage has grown to 16.5 percent from 7.8 percent.

     Selling, general and administrative (SG&A) costs totaled $21.7 million for 1996, an increase of $3.6 million from 1995. However, as a percentage of sales, SG&A has decreased from 16.1 percent in 1995 to 14.7 percent in 1996. This improvement is the result of increasing volume relative to the fixed overheads. The $3.6 million increase in expense is largely driven by the variable expenses of profit sharing, management incentive compensation and selling commissions, which are all closely tied to increasing profitability and sales levels. In addition, outside consultants are working with the Company in efforts to increase throughput in various facilities, the costs for which have been included in SG&A.

     Net interest expense declined during 1996 with borrowings declining from $14.6 million to a net positive cash position. This was also the last year of amortization for the loan origination costs related to the $25 million Credit Agreement.

     The 1996 tax expense includes the positive effect of eliminating the deferred tax valuation allowance that related to certain tax loss carryforwards as well as the ongoing benefits of several different tax credits.

     As a result of the continued growth of the Company's Gulf Coast operations and the expansion of ALTEC, total employment has increased 6.1 percent to 925. The Company feels that this increase is moderate when compared to the greater than 30 percent revenue growth shown in each of the last two years.

YEARS ENDED DECEMBER 31, 1995 AND 1994

     Sales for 1995 were $112.5 million versus $84.3 million for 1994, an increase of $28.2 million, or 33.5 percent. Sales grew across all markets and received an additional boost from the acquisition of CVI in the fourth quarter of 1994. The continued strong demand for stainless steel tubing, brazed aluminum heat exchangers and cryogenic storage tanks, was partially offset by a weak market and poor contract performance in the high vacuum area. The Company has decided to focus on large thermal vacuum systems and optical coating systems and exit the small vacuum coating systems market. These changes in emphasis during 1995 should improve this area's performance in 1996 and beyond.

     Strong air separation market conditions, extensive productivity improvements at PEI, demand for redraw stainless steel tubing, and strong throughput at each of Chart's plants resulted in gross profit for 1995 of $30.8 million versus $15.8 million for 1994, an improvement of $15.0 million, or 95 percent. This result reflects an improved gross profit margin to 27.4 percent from 18.8 percent in 1994. The products supporting this improved margin performance were stainless steel tubing, brazed aluminum heat exchangers and cryogenic storage tanks. This improved performance more than compensated for the anticipated low-margin sales in several long-term high vacuum projects and the start-up costs of our Chart Coastal Fabrication facility in New Iberia, Louisiana.

     As a percentage of sales, selling, general and administrative (SG&A) expense improved to 16.1 percent versus 17.8 percent in 1994. SG&A expense for 1995 was $18.1 million, approximately $3.1 million higher than 1994. The addition of CVI increased SG&A expense by $2.3 million over last year. The remaining increases are driven by higher commissions and employee profit sharing.

     Net interest expense for 1995 was $1.9 million versus $1.0 million in 1994. Increased interest charges in 1995 reflect higher borrowing levels to meet increased working capital requirements of the Company's operating units and the acquisition indebtedness related to CVI. As of October 1, 1995, the differential to

LIBOR at which Chart borrows from its bank group was lowered by 25 basis points to LIBOR plus 200 basis points.

     The 1995 effective tax rate of 34.7 percent reflects the positive effect of certain tax credits taken in the most recently filed income tax returns and the anticipated effect of such credits on the Company's 1995 tax returns.

     With the improvement in backlog and operating results in 1995, the Company has added selected personnel; these additional personnel are generally concentrated in direct manufacturing labor and include a growing workforce at Chart Coastal Fabrication. As of December 31, 1995, the Company had 872 employees, a 24 percent increase compared to the December 31, 1994 figure of 702 employees. The 1994 figure does not include 99 employees related to CVI as those employees did not begin to transfer over to the Company until 1995 under the acquisition agreement.

1996 LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations in 1996 was $32.9 million compared to $8.8 million in 1995 and $6.8 million in 1994. As the Company takes on large orders and progresses through completion, there are normally wide swings in working capital requirements depending on negotiated terms. The Company is currently well positioned in regards to working capital despite the large backlog and related inventory needs due to strong progress billings to Chart's customers and strong net income.

     Capital expenditures in 1996, 1995, and 1994 were $4.9 million, $2.1 million and $1.3 million, respectively. The 1996 capital expenditures relate to the expansion of capacity at both ALTEC and Chart Coastal Fabrication (CCF), as well as general throughput enhancing expenditures at the other locations. The 1995 expenditures included the leasehold improvements and various machinery and equipment purchases for the Company's initial operation at CCF; along with various productivity-enhancing machinery and equipment throughout all of Chart's facilities.

     The Company fulfilled the original terms of its acquisition agreement related to Process Systems International, Inc., when the former owner exercised its right to put the land and building to the Company. Management believes the purchase price of $3.6 million for the land, building and neighboring parcel of land approximated market.

     In November 1996, the Board of Directors authorized a program to repurchase 1,000,000 shares of Company Common Stock. The amount and timing of share purchases will depend on market conditions, share price, and other factors. The Company reserves the right to discontinue the repurchase program at any time. In 1996, 146,300 shares were acquired under the program.

     Management believes that cash generated by operations, borrowings under the Credit Agreement, which now extends through June 1998, and access to capital markets, will be sufficient to satisfy its working capital, dividend, capital expenditure, debt repayment requirements and finance continued growth through acquisition.

     Dividends totaling $3 million, or $.30 per share, were paid during 1996 and $2.8 million or $.28 per share were paid during each of 1995 and 1994. Any future declarations of dividends are at the sole discretion of the Company's Board of Directors. No assurance can be given as to whether dividends may be declared in the future, and if declared, the amount and timing of such dividends.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Chart Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            /s/ ERNST & YOUNG LLP

Cleveland, Ohio
February 3, 1997

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31
                                                                          -------------------
                                                                           1996        1995
                                                                          -------     -------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.............................................  $ 4,304     $   229
  Restricted cash.......................................................    5,104
  Accounts receivable, net of allowances of $329 and $202...............   25,922      26,614
  Inventories, net......................................................   21,727      20,871
  Unbilled contract revenue.............................................    1,402         791
  Deferred income taxes.................................................    1,365       1,809
  Prepaid expenses......................................................      863         947
                                                                          -------     -------
TOTAL CURRENT ASSETS....................................................   60,687      51,261
Property, plant and equipment, net......................................   17,882      11,734
Other assets, net.......................................................    2,627       3,511
                                                                          -------     -------
TOTAL ASSETS............................................................  $81,196     $66,506
                                                                          =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable......................................................  $ 8,582     $ 7,764
  Customer advances.....................................................   12,698       7,408
  Billings in excess of contract revenue................................   11,444       6,027
  Accrued salaries, wages and benefits..................................    6,810       4,760
  Contract and warranty reserves........................................    4,710       2,743
  Accrued expenses and other liabilities................................    3,435       2,802
  Current portion of long-term debt.....................................      361       2,007
                                                                          -------     -------
TOTAL CURRENT LIABILITIES...............................................   48,040      33,511
Long-term debt..........................................................    4,469      12,566
Deferred income taxes...................................................      591       1,996
SHAREHOLDERS' EQUITY
  Preferred stock, 1,000,000 shares authorized, none issued or outstanding Common stock, par value $.01 per share -- 30,000,000 shares authorized, 10,203,200 and 10,094,594 shares issued at
     December 31, 1996 and 1995, respectively...........................      102         101
  Additional paid-in capital............................................   18,118      17,024
  Retained earnings.....................................................   14,321       2,294
  Treasury stock, at cost, 362,585 and 163,158 shares at December 31,
     1996 and 1995, respectively........................................   (4,445)       (986)
                                                                          -------     -------
                                                                           28,096      18,433
                                                                          -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................  $81,196     $66,506
                                                                          =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31
                                                             ---------------------------------
                                                               1996         1995        1994
                                                             --------     --------     -------
                                                             (DOLLARS AND SHARES IN THOUSANDS,
                                                                 EXCEPT PER SHARE AMOUNTS)
Sales......................................................  $148,400     $112,479     $84,258
Cost of products sold......................................   103,398       81,704      68,450
                                                             --------     --------     -------
Gross profit...............................................    45,002       30,775      15,808
Selling, general and administrative expenses...............    21,745       18,108      15,020
Restructuring charge.......................................                              2,151
                                                             --------     --------     -------
Operating income (loss)....................................    23,257       12,667      (1,363)
Interest expense -- net....................................      (623)      (1,858)       (996)
                                                             --------     --------     -------
Income (loss) before income taxes..........................    22,634       10,809      (2,359)
Income tax expense (benefit):
  Current..................................................     8,566        4,556         (50)
  Deferred.................................................      (961)        (810)       (846)
                                                             --------     --------     -------
                                                                7,605        3,746        (896)
                                                             --------     --------     -------
Net income (loss)..........................................  $ 15,029     $  7,063     $(1,463)
                                                             ========     ========     =======
Net income (loss) per share................................  $   1.48     $    .70     $  (.15)
                                                             ========     ========     =======
Shares used in per share calculations......................    10,124       10,066      10,035
                                                             ========     ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          ADDITIONAL    RETAINED                    TOTAL
                                   SHARES       COMMON     PAID-IN      EARNINGS    TREASURY    SHAREHOLDERS'
                                 OUTSTANDING    STOCK      CAPITAL      (DEFICIT)    STOCK         EQUITY
                                 -----------    ------    ----------    --------    --------    -------------
                                         (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at January 1, 1994.....     9,827        $100      $ 19,871     $   (430)   $ (1,123)      $18,418
  Net loss.....................                                           (1,463)                   (1,463)
  Dividends ($.28 per share)...                              (2,764)                                (2,764)
  Treasury stock
     acquisitions..............       (11)                                               (44)          (44)
  Stock options, net of tax
     benefit...................                                 (57)         (47)         47           (57)
  Contribution of treasury
     stock to employee benefit
     plans.....................        69                      (134)                     408           274
                                    -----        ----      --------     --------    --------       -------
Balance at December 31, 1994...     9,885         100        16,916       (1,940)       (712)       14,364

  Net income...................                                            7,063                     7,063
  Dividends ($.28 per share)...                                           (2,787)                   (2,787)
  Treasury stock
     acquisitions..............       (97)                                              (664)         (664)
  Stock options, net of tax
     benefit...................        97           1            68          (40)        150           179
  Contribution of treasury
     stock to employee benefit
     plans.....................        46                        40           (2)        240           278
                                    -----        ----      --------     --------    --------       -------
Balance at December 31, 1995...     9,931         101        17,024        2,294        (986)       18,433

  Net income...................                                           15,029                    15,029
  Dividends ($.30 per share)...                                           (3,002)                   (3,002)
  Treasury stock
     acquisitions..............      (255)                                            (3,732)       (3,732)
  Stock options, net of tax
     benefit...................       115           1           737                       28           766
  Contribution of treasury
     stock to employee benefit
     plans.....................        50                       357                      245           602
                                    -----        ----      --------     --------    --------       -------
Balance at December 31, 1996...     9,841        $102      $ 18,118     $ 14,321    $ (4,445)      $28,096
                                    =====        ====      ========     ========    ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31
                                                              --------------------------------
                                                                1996        1995        1994
                                                              --------    --------    --------
                                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................  $ 15,029    $  7,063    $ (1,463)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................     2,708       2,742       2,698
     Deferred income taxes..................................      (961)       (810)       (846)
     Contribution of treasury stock to employee benefit
       plans................................................       602         278         274
     Increase (decrease) in cash resulting from changes in
       operating assets and liabilities:
       Accounts receivable..................................       692      (6,720)     (4,740)
       Inventory and other current assets...................    (1,383)     (3,779)      3,342
       Accounts payable and accrued liabilities.............     5,468       4,042       3,862
       Billings in excess of contract revenue and customer
          advances..........................................    10,707       6,022       3,628
                                                              --------    --------    --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.................    32,862       8,838       6,755
INVESTING ACTIVITIES
  Capital expenditures......................................    (4,868)     (2,111)     (1,333)
  Acquisition of the PSI building...........................    (3,578)
  Acquisition of net assets from CVI Incorporated...........                              (650)
  Other investing activities................................       474          75        (640)
                                                              --------    --------    --------
  NET CASH USED IN INVESTING ACTIVITIES.....................    (7,972)     (2,036)     (2,623)
FINANCING ACTIVITIES
  Borrowing under Industrial Revenue Bond...................     5,000
  Principal payments on long-term debt......................    (3,243)     (2,007)        (15)
  Repayments on credit facility.............................   (44,750)    (40,500)    (32,000)
  Borrowings on credit facility.............................    33,250      39,000      30,250
  Purchase of treasury stock................................    (3,732)       (664)        (44)
  Stock options exercised...................................       766         179         (57)
  Dividends paid to shareholders............................    (3,002)     (2,787)     (2,764)
                                                              --------    --------    --------
  NET CASH USED IN FINANCING ACTIVITIES.....................   (15,711)     (6,779)     (4,630)
                                                              --------    --------    --------
Net increase (decrease) cash equivalents....................     9,179          23        (498)
Cash and cash equivalents at beginning of year..............       229         206         704
                                                              --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  9,408    $    229    $    206
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- NATURE OF OPERATIONS

     The Company is involved in the engineering and manufacturing of industrial equipment and systems for the cryogenic and process industries and various research applications. Substantially all of the Company's sales and trade accounts receivable are related to the air separation, hydrocarbon and chemical processing and power generation industries and laboratories related to space and high physics research located throughout the world. The Company requires customer advances when appropriate to reduce risk and provide working capital. Sales to U.S. government funded projects accounted for 11%, 5% and 3% of consolidated sales in 1996, 1995 and 1994, respectively and an $800,000 accounts receivable balance at December 31, 1996. Ten customers accounted for 53% of consolidated sales in 1996.

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Certain items in previous financial statements have been reclassified to conform to 1996 presentation.

     Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The 1996 amount includes $5,104,000 of proceeds and interest income related to the issuance of the IRB in 1996 which have not yet been released from escrow for the ALTEC expansion (see Note C).

     Intangible Assets: Intangible assets are carried at cost less applicable amortization and amounted to $2,258,000 at December 31, 1996 and $2,860,000 at December 31, 1995. The accumulated amortization included in these amounts was $387,000 and $190,000 in 1996 and 1995, respectively. Intangibles are amortized on the straight-line method over the periods of expected benefit, but not in excess of 15 years. Such amounts are classified as other assets in the accompanying balance sheets. Total amortization was $507,000, $499,000 and $321,000 in 1996, 1995 and 1994, respectively.

     Inventories: Inventories are stated at the lower of cost or market with cost being determined by both the last-in, first-out ("LIFO") method (approximately 75 percent and 69 percent of total inventory at December 31, 1996 and 1995, respectively), and the first-in, first-out ("FIFO") method. The components of inventory on a first-in, first-out basis are as follows:

                                                                         DECEMBER 31
                                                                     -------------------
                                                                      1996        1995
                                                                     -------     -------
                                                                         (DOLLARS IN
                                                                         THOUSANDS)
      Raw materials and supplies...................................  $11,507     $12,538
      Work in process..............................................   10,536       8,784
      Finished goods...............................................       25         181
      LIFO reserve.................................................     (341)       (632)
                                                                     -------     -------
                                                                     $21,727     $20,871
                                                                     =======     =======

     Property, Plant and Equipment: Property, plant and equipment are stated on the basis of cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, whereas major betterments are capitalized. The cost of applicable assets is depreciated over their estimated useful lives. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The following table shows original costs and the estimated useful lives of the different types of assets:

                 CLASSIFICATION                  EXPECTED USEFUL LIFE       1996        1995
    -----------------------------------------  ------------------------    -------     -------
    Land and buildings.......................  20-35 years (buildings)     $10,831     $ 6,753
    Machinery and equipment..................  3-12 years                   14,724      13,287
    Furniture and fixtures...................  3-5 years                     2,256       2,050
    Construction in process..................                                2,793         171
                                                                           -------     -------
                                                                            30,604      22,261
    Less accumulated depreciation............                               12,722      10,527
                                                                           -------     -------
    Total Property, Plant and Equipment......                              $17,882     $11,734
                                                                           =======     =======

     The property, plant and equipment at PEI was evaluated for impairment during 1994 and a writedown of $320,000 was included in a restructuring charge taken in the second quarter of 1994.

     Property, plant and equipment along with the intangible assets are periodically evaluated for impairment. The Company assesses impairment for each of their operating units by measuring future cash flows against the carrying value of these long-lived assets. If the future undiscounted cash flows are less than the carrying amount, an impairment reserve is recorded.

     Revenue Recognition: The Company uses the percentage of completion method of accounting for significant contracts. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs after giving effect to the most recent estimates of total cost. Earned revenue on jobs in process totalled $52.6 million. Timing of amounts billed on contracts varies greatly from contract to contract causing high variation in working capital needs. Amounts billed on percentage completion jobs in process total $62.6 million. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claim and change order revenue, if any. Losses expected to be incurred on jobs in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Otherwise, revenue is recognized when the products are completed or shipped.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates especially in regards to the percentage of completion method of revenue recognition.

     Deferred Income Taxes: The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial reporting and the consolidated tax return in accordance with the liability method.

     Net Income (Loss) Per Share: The weighted average number of common shares and common share equivalents (stock options) outstanding in each year is used to compute net income (loss) per share.

     Employee Stock Options: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NOTE C -- LONG-TERM DEBT

     The Company currently maintains a consolidated credit and revolving loan facility ("Facility") which provides for loans of up to $25 million, of which $10 million may be available for the issuance of letters of credit. The Company had no borrowings at December 31, 1996 and $11.5 million outstanding at December 31,

1995. The Facility extends to June 30, 1998. The Facility provides the bank with a secured interest in substantially all of the property, plant and equipment of the Company.

     Under the terms of the Facility, loans (including draws under any proposed letters of credit) will bear interest, at the Company's option, at a rate equal to the bank's base rate (8.25 percent at December 31, 1996) or LIBOR plus 1.25 percent per annum. Based on the Company's financial position, the Company and its banks have agreed to adjust the LIBOR differential on a set schedule. The Company is also required to pay a commitment fee of .375% per annum on the unused portion of the Facility, payable quarterly in arrears.

     The Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the maintenance of certain financial ratios on a consolidated basis such as: minimum current ratio, minimum net worth, maximum leverage, minimum interest coverage ratio and minimum fixed charge ratio. As of December 31, 1996, the Company was in compliance with all covenants and conditions. The Company has outstanding letters of credit totaling $2,635,000 all backed up by the Facility.

     As part of the expansion of the ALTEC facility, the Company issued Industrial Development Revenue Bonds (IRB) totaling $5 million during 1996 ($4.8 million outstanding at December 31, 1996). The bonds are collateralized by the equipment related to the expansion. These notes pay interest at 6.3 percent and have maturities in the next five years as follows: 1997 -- $361,000;
1998 -- $405,000; 1999 -- $431,000; 2000 -- $459,000 and 2001 -- $489,000. The
Company is required to spend these monies on the current expansion and has commitments with vendors covering this work. All funds should be released from escrow by the end of 1997.

     The Company was able to repay during 1996 all remaining maturities of the notes issued as part of the acquisition of CVI without any early retirement costs.

     Interest paid was $688,000 in 1996, $1,799,000 in 1995, and $800,000 in
1994.

NOTE D -- RESTRUCTURING CHARGE

     During 1994, the Company elected to substantially restructure PEI's operations. A restructuring charge was recorded during the second quarter of 1994 for the costs of employee severance (approximately $1.3 million), lease-buyouts, excess inventory and machinery disposals (approximately $1.2 million) and the eventual sale of the land and buildings and other expenses associated with the anticipated plant closure.

     In October 1994, the Company announced its intention to maintain the operations of PEI at its current Plaistow, New Hampshire location. The decision to continue operations followed the termination of a proposed joint venture and identification of substantial restructuring opportunities and cost reductions at the Plaistow facility. In addition, PEI reached an agreement with its union work force which is expected to permit meaningful operating concessions.

     The original restructuring charge was reduced by $1.1 million reflecting reductions in employee severance, lease buyouts and costs related to the eventual sale of the land and buildings. The remaining $2.15 million restructuring charge includes severance and other employee-related costs due to the restructuring, write-off of inventory and equipment related to products no longer manufactured, certain costs of the terminated joint venture negotiations and the impairment in value of the land and building.

NOTE E -- INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of $947,000 that expire in years 2003 through 2006. These carryforwards resulted from the Company's 1991 acquisition of Process Engineering and are subject to Separate Return Limitation Year (SRLY) and Section 382 limitations imposed by the Internal Revenue Service Code of 1986, as amended, and the regulations thereunder. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                           DECEMBER 31
                                                        -----------------
                                                         1996       1995
                                                        ------     ------
                                                           (DOLLARS IN
                                                           THOUSANDS)
Deferred tax liabilities:
  Property, plant and equipment.......................  $1,506     $1,524
  Inventory...........................................   1,243        959
  Other -- net........................................     159        461
                                                        ------     ------
          TOTAL DEFERRED TAX LIABILITIES..............   2,908      2,944
Deferred tax assets:
  Accruals and reserves...............................   3,332      2,154
  Net operating loss carryforwards....................     322        683
  Other -- net........................................      28        290
                                                        ------     ------
          TOTAL DEFERRED TAX ASSETS...................   3,682      3,127
Valuation allowance for deferred tax assets...........       0       (370)
                                                        ------     ------
Net deferred tax assets...............................   3,682      2,757
                                                        ------     ------
          NET DEFERRED TAX (ASSETS)/LIABILITIES.......  $ (774)    $  187
                                                        ======     ======

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                          YEARS ENDED DECEMBER 31
                                                        ----------------------------
                                                         1996       1995       1994
                                                        ------     ------     ------
                                                           (DOLLARS IN THOUSANDS)
Current:
  Federal.............................................  $7,936     $4,015     $ (185)
  State...............................................     630        541        135
                                                        ------     ------     ------
                                                         8,566      4,556        (50)
Deferred:
  Federal.............................................    (850)      (644)      (846)
  State...............................................    (111)      (166)
                                                        ------     ------     ------
                                                          (961)      (810)      (846)
                                                        ------     ------     ------
                                                        $7,605     $3,746     $ (896)
                                                        ======     ======     ======

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                             YEARS ENDED DECEMBER 31
                                           -----------------------------------------------------------
                                                 1996                 1995                 1994
                                           -----------------    -----------------    -----------------
                                           AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                                           ------    -------    ------    -------    ------    -------
                                                             (DOLLARS IN THOUSANDS)
Tax at U.S. statutory rates..............  $7,922      35.0%    $3,684      34.0%    $(802)     (34.0%)
State income taxes, net of federal tax
  benefit................................     337       1.5        248       2.3        89        3.8
Reversal of valuation allowance..........    (370)     (1.6)
Federal tax benefit of Foreign Sales
  Corp...................................    (213)      (.9)      (122)     (1.1)      (96)      (4.1)
Other -- net.............................     (71)      (.4)       (64)      (.5)      (87)      (3.7)
                                           ------      ----     ------      ----     -----      -----
                                           $7,605      33.6%    $3,746      34.7%    $(896)     (38.0%)
                                           ======      ====     ======      ====     =====      =====

     The Company paid approximately $8 million and $3.1 million in income taxes in 1996 and 1995, respectively.

NOTE F -- EMPLOYEE BENEFIT PLANS

     The Company has two defined benefit pension plans which cover approximately 41% of their workforce. The plan benefits are based on either an average of the employee's compensation for certain periods during their employment or fixed amounts per year of service as negotiated with the employees' collective bargaining unit. The Company's funding policy is to contribute at least the minimum funding amounts required by law. Plan assets consist primarily of U.S. Treasury notes and corporate stocks and bonds.

     The actuarially computed combined pension cost included the following components for the years ended December 31:

                                                                      1996     1995     1994
                                                                      -----    -----    -----
                                                                      (DOLLARS IN THOUSANDS)
                                                                      -----------------------
Service cost of current period......................................  $ 281    $ 204    $ 198
Interest cost on projected benefit obligation.......................    302      264      230
Actual return on plan assets........................................   (290)    (530)      39
Net amortization and deferrals......................................     18      296     (279)
                                                                      -----    -----    -----
          TOTAL PENSION COST........................................  $ 311    $ 234    $ 188
                                                                      =====    =====    =====

     The following table sets forth the funded status and amounts recognized in the balance sheets as of December 31:

                                                           ASSETS EXCEED          ACCUMULATED
                                                            ACCUMULATED            BENEFITS
                                                             BENEFITS            EXCEED ASSETS
                                                         -----------------     -----------------
                                                          1996       1995       1996       1995
                                                         ------     ------     ------     ------
                                                                 (DOLLARS IN THOUSANDS)
Actuarial present value of benefit obligation
  Vested benefit obligation............................  $2,047     $1,992     $1,299     $1,131
                                                         ======     ======     ======     ======
  Accumulated benefit obligation.......................   2,140      2,067     $1,544     $1,372
                                                         ======     ======     ======     ======
Projected benefit obligation...........................   3,115      2,932     $1,544     $1,372
Plan assets at fair value..............................   3,129      2,896      1,272        987
                                                         ------     ------     ------     ------
Plan assets in excess of (under) projected benefit
  obligation...........................................      14        (36)      (272)      (385)
Unrecognized prior service cost........................                           173        184
Unrecognized net actuarial loss/(gain).................     766        727        (45)       (36)
                                                         ------     ------     ------     ------
          Prepaid Assets (Liabilities).................     780        691       (144)      (165)
                                                         ======     ======     ======     ======

     The assumptions used in determining pension cost and funded status information are as follows:

                                                                           1996     1995
                                                                           ----     ----
     Discount rate.......................................................    7%       7%
     Rate of increase in compensation....................................  4-5%     4-5%
     Expected long-term rate of return on assets.........................    8%       8%

     The Company has defined contribution savings plans that cover most of its employees. Company contributions to the plans are based on employee contributions and the level of Company match and discretionary contributions. Expenses under the plans totaled $1,127,000, $907,000, and $871,000 for the years 1996, 1995 and 1994, respectively.

NOTE G -- STOCK OPTION PLANS

     In July 1992, the Company adopted a Key Employee Stock Option Plan which provides for the granting of options to purchase shares of Common Stock to certain key employees of the Company. In May 1996, shareholders approved an increase in the amount of shares authorized for the Plan to 615,000 shares of Common Stock. Nonqualified stock options are exercisable for up to 10 years at an option price determined by the Compensation Committee of the Board of Directors.

     Certain information for 1996, 1995 and 1994 relative to the Key Employee Stock Option Plan is summarized below:

                                              1996                     1995                     1994
                                      ---------------------    ---------------------    ---------------------
                                                   WEIGHTED                 WEIGHTED                 WEIGHTED
                                                   AVERAGE                  AVERAGE                  AVERAGE
                                       NUMBER      EXERCISE     NUMBER      EXERCISE     NUMBER      EXERCISE
                                      OF SHARES     PRICE      OF SHARES     PRICE      OF SHARES     PRICE
                                      ---------    --------    ---------    --------    ---------    --------
Outstanding at beginning of year....   302,331      $ 2.64      333,802      $ 2.64      346,395      $ 2.44
Granted.............................   120,000       14.09       67,500        6.00       10,000        4.13
Exercised...........................   (97,831)       1.60      (96,971)        .26      (22,593)        .18
Expired or canceled.................        --                   (2,000)       5.50           --
                                       -------      ------      -------      ------      -------      ------
Outstanding at end of year..........   324,500      $ 8.58      302,331      $ 2.64      333,802      $ 2.64
                                       =======      ======      =======      ======      =======      ======
Exercisable at end of year..........    85,500                  139,331                  203,802
                                       =======                  =======                  =======
Weighted-average fair value of
  options granted during the year...                $ 5.54                   $ 2.36                      N/A
                                                    ======                   ======                   ======
Participants at end of year.........        35                       32                       32
                                       =======                  =======                  =======
Available for future grant at
  end of year.......................    23,105                   43,105                   58,605
                                       =======                  =======                  =======

     Exercise prices for options outstanding as of December 31, 1996 ranged from $.18 to $15.875. The weighted-average remaining contractual life of those options is 8.2 years. Certain information for ranges of exercise prices is summarized below:

                                                          OUTSTANDING                      EXERCISABLE
                                              ------------------------------------    ---------------------
                                                              WEIGHTED AVERAGE                     WEIGHTED
                                                           -----------------------                 AVERAGE
                  EXERCISE                     NUMBER      EXERCISE    CONTRACTUAL     NUMBER      EXERCISE
                   PRICE                      OF SHARES     PRICE         LIFE        OF SHARES     PRICE
--------------------------------------------  ---------    --------    -----------    ---------    --------
Less than $10...............................   209,500      $ 5.41         7.4          85,500      $ 5.00
Equal to or greater than $10................   115,000       14.36         9.6               0          --

     In May 1996, the Shareholders approved the 1996 Outside Directors Stock Option Plan which provides for the granting of options to purchase up to 75,000 shares of Common Stock. The option price for options granted under the Plan to outside Directors will be equal to the fair market value of a share of Common Stock on the date of grant and will be exercisable for a period of ten years from the date of grant exercisable in 33.3% increments on each of the first through the third anniversaries of the date of grant.

     Certain information for 1996, 1995 and 1994 relative to the Outside Directors Stock Option Plans is summarized below:

                                              1996                     1995                     1994
                                      ---------------------    ---------------------    ---------------------
                                                   WEIGHTED                 WEIGHTED                 WEIGHTED
                                                   AVERAGE                  AVERAGE                  AVERAGE
                                       NUMBER      EXERCISE     NUMBER      EXERCISE     NUMBER      EXERCISE
                                      OF SHARES     PRICE      OF SHARES     PRICE      OF SHARES     PRICE
                                      ---------    --------    ---------    --------    ---------    --------
Outstanding at beginning of year....    30,000        4.29       20,000        4.00            0
Granted.............................    10,000       7.875       10,000       4.875       20,000        4.00
Exercised...........................   (16,668)       4.18
Expired or canceled.................
                                       -------      ------      -------      ------      -------      ------
Outstanding at end of year..........    23,332        5.91       30,000        4.29       20,000        4.00
                                       =======      ======      =======      ======      =======      ======
Exercisable at end of year..........         0                    6,666                        0
                                       =======                  =======                  =======
Weighted-average fair value of
  options granted during the year...                $ 2.28                   $ 1.41                      N/A
                                                    ======                   ======                   ======
Participants at end of year.........         2                        2                        2
                                       =======                  =======                  =======
Available for future grant at end of
  year..............................    65,000                   40,000                   30,000
                                       =======                  =======                  =======

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation", which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rates of 6.7 percent; dividend yields of 2 percent;
volatility factors of the expected market price of the Company's common stock of
 .38; and a weighted-average expected life of the option of six (6) years for key employee options and three (3) years for outside directors options.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's Key Employee and Outside Directors stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of these stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                        1996        1995
                                                                       -------     ------
     Pro forma net income............................................  $14,971     $7,051
     Pro forma earnings per share....................................  $  1.48     $  .70

     Because FASB Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

NOTE H -- LEASE COMMITMENTS

     The Company had $774,000, $800,000 and $417,000 of rental expenses in 1996, 1995 and 1994, respectively. At December 31, 1996, future minimum lease payments for non-cancelable operating leases for the next five years totaled $2.1 million and are payable as follows: 1997 -- $679,000; 1998 -- $542,000;
1999 -- $435,000; 2000  -- $275,000; and 2001 -- $216,000.

NOTE I -- CONTINGENCIES

     The Company's operating units are parties, in the ordinary course of their businesses, to various legal actions related to performance under contracts, product liability and other matters, several of which actions claim substantial damages. The Company believes these legal actions will not have a material effect on the Company's financial position or liquidity. The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and handling and disposal of hazardous materials such as cleaning fluids.

     As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site remediation efforts will not be material to financial position or liquidity of the Company. Approximately $1.4 million for these costs is recorded in accrued liabilities at December 31, 1996 for known environmental matters. These expenditures are expected to be made mostly in the next year, if the necessary regulatory agency approvals of the Company's work plans are obtained. Though the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Otherwise, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.

NOTE J -- QUARTERLY DATA (UNAUDITED)

     Selected quarterly data for the years ended December 31, 1996 and 1995 are as follows:

                                                        YEAR ENDED DECEMBER 31, 1996
                                          --------------------------------------------------------
                                           FIRST      SECOND       THIRD      FOURTH
                                          QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                          -------     -------     -------     -------     --------
                                                           (DOLLARS IN THOUSANDS)
Sales...................................  $34,727     $30,612     $37,970     $45,091     $148,400
Gross profit............................   10,017       9,784      11,277      13,924       45,002
Operating income........................    5,110       5,401       5,951       6,795       23,257
Net income..............................    3,209       3,548       3,813       4,459       15,029
Net income per share....................      .32         .35         .38         .44         1.48

                                                        YEAR ENDED DECEMBER 31, 1995
                                          --------------------------------------------------------
                                           FIRST      SECOND       THIRD      FOURTH
                                          QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                          -------     -------     -------     -------     --------
Sales...................................  $25,521     $29,236     $26,704     $31,018     $112,479
Gross profit............................    6,608       7,867       7,266       9,034       30,775
Operating income........................    1,722       3,119       3,501       4,325       12,667
Net income..............................      780       1,648       2,057       2,578        7,063
Net income per share....................      .08         .16         .20         .26          .70

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding Directors appearing under the caption "Election of Directors" in the registrant's definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 1, 1997 (the "1997 Proxy Statement") is incorporated herein by reference. Information regarding executive officers of the registrant is set forth in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to "Executive Compensation" in the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated herein by reference to "Stock Ownership of Principal Holders and Management" in the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)    Report of Independent Auditors............................................      16
          Consolidated Balance Sheets at December 31, 1996 and 1995.................      17
          Consolidated Statements of Operations for the Years Ended December 31,
          1996,
          1995 and 1994.............................................................      18
          Consolidated Statements of Shareholders' Equity for the Years Ended
          December 31,
          1996, 1995 and 1994.......................................................      19
          Consolidated Statements of Cash Flows for the Years Ended December 31,
          1996,
          1995 and 1994.............................................................      20
          Notes to Consolidated Financial Statements................................      21

(a)(2)    Exhibits.
          See the Index to Exhibits at page E-1 of this Form 10-K Annual Report.

(b)       Financial Statement Schedules.
          No financial statement schedules required.

(c)       Reports on Form 8-K.

     The Registrant has not filed Current Reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CHART INDUSTRIES, INC.

                                          By:      /s/ ARTHUR S. HOLMES
                                            ------------------------------------
                                                     Arthur S. Holmes,
                                             Chairman & Chief Executive Officer

Date: March 3, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                            /s/ ARTHUR S. HOLMES
------------------------------------------------------
                                Arthur S. Holmes
                       Chairman & Chief Executive Officer
                                 and a Director
                         (Principal Executive Officer)

                            /s/ CHARLES S. HOLMES
------------------------------------------------------
                               Charles S. Holmes
                          Vice Chairman and a Director

                              /s/ DON A. BAINES
------------------------------------------------------
                                 Don A. Baines
                       Chief Financial Officer, Treasurer
                                  and a Director
                         (Principal Financial Officer &
                         Principal Accounting Officer)

                           /s/ RICHARD J. CAMPBELL
------------------------------------------------------
                              Richard J. Campbell,
                                    Director

                          /s/ LAZZARO G. MODIGLIANI
------------------------------------------------------
                             Lazzaro G. Modigliani
                                    Director

Date: March 3, 1997

                                 EXHIBIT INDEX

                                                                                       SEQUENTIAL
EXHIBIT NO.                                 DESCRIPTION                                   PAGE
-----------   -----------------------------------------------------------------------  ----------
        3.1   Amended and Restated Certificate of Incorporation of the Company as           (A)
              filed with the Secretary of State of Delaware on December 3, 1992
        3.2   Amended and Restated By-Laws of the Company                                   (A)
        4.1   Specimen certificate of the Company's Common Stock                            (B)
       10.1   Form of Registration Rights Agreement by and among the Company, Arthur        (B)
              S. Holmes, Charles S. Holmes and Leonard T. Conway
       10.2   Form of Indemnity Agreement of the Company                                    (B)
       10.3   Cross-Purchase Agreement by and between Arthur S. Holmes and Charles S.       (B)
              Holmes
      *10.4   Key Employees Stock Option Plan of the Company                                (B)
       10.5   1994 Stock Option Plan for Outside Directors of the Company                   (C)
     10.5.1   1995 Stock Option Plan for Outside Directors of the Company                   (D)
     10.5.2   1996 Stock Option Plan for Outside Directors of the Company
       10.6   License Agreement by and between PSI and Koch Industries, Inc., dated         (B)
              August 30, 1991, relating to the Ryan/Holmes Technology
       10.8   Lease by and between Koch Process Systems, Inc. and PSI, dated August         (B)
              1991
      10.12   Employment Agreement by and between Charles E. Downs and Greenville           (B)
              Tube dated March 4, 1991
      10.13   1989-1992 Labor Agreement by and between ALTEC and District Lodge 66 of       (D)
              the International Association of Machinists and Aerospace Workers,
              AFL-CIO, dated March 30, 1989, as extended by 1992-1995 Labor Agreement
              Extension, dated January 29, 1991 and by 1995-1998 Labor Agreement
              Extension dated March 16, 1995
      10.14   Agreement by and between Process Engineering and The International
              Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers &
              Helpers Local Lodge No. 752 of the AFL-CIO, effective July 21, 1996
      10.16   Credit Agreement among the Company and National City Bank, as agent           (C)
    10.16.1   Amendments to Credit Agreement among the Company and National City            (D)
              Bank, as agent
    10.16.2   Sixth Amendment to Credit Agreement among the Company and National City
              Bank, as agent
     *10.18   Employment Agreement by and between James R. Sadowski and Chart               (D)
              Management Company, Inc. dated November 30, 1995
     *10.19   Form of the Chart Management Company, Inc. Incentive Compensation Plan        (A)
       11.1   Computation of Net Income (Loss) per Share
       22.1   Subsidiaries of the Registrant
       23.1   Consent of Ernst & Young LLP
         27   Financial Data Schedule

---------------

* Management contract or compensation plan or arrangement identified pursuant to
  Item 14(c) of this Form 10-K Annual Report.

(A) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1993.

(B) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-1 declared effective on December 3, 1992 (Reg. No. 33-52754).

(C) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1994.

(D) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1995.