Form 10-Q
period 1997-03-31
CHART INDUSTRIES INC
filed 1997-05-08
CIK 892553

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from                  to
                              ------------------  -----------------------
                         Commission File Number 1-11442

                             CHART INDUSTRIES, INC.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                    34-1712937
--------------------------------           ------------------------------------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                  35555 Curtis Boulevard, Eastlake, Ohio 44095
         --------------------------------------------------------------
               (Address of Principal Executive Offices) (ZIP Code)

       Registrant's Telephone Number, Including Area Code: (216) 946-2525

                                 Not Applicable
         --------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

At March 31, 1997, there were 9,601,902 outstanding shares of the Company's Common Stock, $0.01 par value per share.

                    Page 1 of 12 sequentially numbered pages.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

                  The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 6 of this Report on Form 10-Q.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                              March 31,     December 31,
ASSETS                                                                           1997           1996
                                                                              -------------------------
Current Assets
       Cash and cash equivalents                                              $    496       $  4,304
       Restricted cash                                                           5,093          5,104
       Accounts receivable                                                      26,339         25,922
       Inventories                                                              20,149         21,727
       Other current assets                                                      3,733          3,630
                                                                              -----------------------
Total Current Assets                                                            55,810         60,687

Property, plant & equipment, net                                                19,381         17,882
Other assets, net                                                                2,530          2,627
                                                                              -----------------------
TOTAL ASSETS                                                                  $ 77,721       $ 81,196
                                                                              =======================
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
       Accounts payable                                                       $  8,760       $  8,582
       Customer advances                                                        14,193         12,698
       Billings in excess of contract revenue                                    7,254         11,444
       Accrued expenses and other liabilities                                   14,556         14,955
       Short-term borrowings                                                     1,250
       Current portion of long-term debt                                           357            361
                                                                              -----------------------
Total Current Liabilities                                                       46,370         48,040

Long-term debt                                                                   4,376          4,469
Deferred income taxes                                                              591            591
Shareholders' Equity
       Preferred stock, 1,000,000 shares authorized, none
          issued or outstanding
       Common stock, par value $.01 per share -
          30,000,000 shares authorized, 10,207,200 and 10,203,200 shares
          issued at March 31, 1997 and December 31, 1996, respectively             102            102
       Additional paid-in capital                                               18,474         18,118
       Retained earnings                                                        17,911         14,321
       Treasury stock, at cost, 605,298 and 362,585 shares  at
          March 31, 1997 and December 31, 1996, respectively                   (10,103)        (4,445)
                                                                              -----------------------
                                                                                26,384         28,096
                                                                              -----------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 77,721       $ 81,196
                                                                              =======================

       The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)

                                                   Three Months Ended
                                                        March 31,
                                                    1997          1996
                                                ----------------------
Sales                                           $ 42,440       $34,727
Cost of products sold                             30,272        24,710
                                                ----------------------

Gross Profit                                      12,168        10,017

Selling, general & administrative expenses         5,386         4,907
                                                ----------------------

Operating Income                                   6,782         5,110

Interest (income) expense - net                       (8)          237
                                                ----------------------

Income Before Income Taxes                         6,790         4,873

Income taxes                                       2,309         1,664
                                                ----------------------
Net Income                                      $  4,481       $ 3,209
                                                ======================
Net Income per Common Share                     $   0.45       $  0.32
                                                ======================
Shares used in per share calculations              9,978        10,085


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                  1997          1996
                                                                                ----------------------
OPERATING ACTIVITIES
       Net income                                                               $ 4,481       $  3,209
       Adjustments to reconcile net income
        to net cash provided by operating activities:
           Depreciation and amortization                                            679            701
           Contribution of treasury stock to Chart's 401K plans                     188            107
           Increase (decrease) in cash resulting from changes in operating assets and liabilities:
                   Accounts receivable                                             (417)         2,403
                   Inventory and other current assets                             1,475           (224)
                   Accounts payable and accrued liabilities                        (221)         1,433
                   Billings in excess of contract revenue and
                       customer advances                                         (2,695)         1,763
                                                                                ----------------------
       Net Cash Provided By Operating Activities                                  3,490          9,392

INVESTING ACTIVITIES
       Capital expenditures                                                      (2,120)          (762)
       Other investing activities                                                    39             (4)
                                                                                ----------------------
       Net Cash Used In Investing Activities                                     (2,081)          (766)

FINANCING ACTIVITIES
       Repayments of long-term debt                                                 (97)          (338)
       Repayments on credit facility                                             (1,500)       (11,750)
       Borrowings on credit facility                                              2,750          4,250
       Treasury stock and stock option transactions                              (5,490)          (151)
       Dividends/distributions paid to shareholders                                (891)          (699)
                                                                                ----------------------
       Net Cash Used In Financing Activities                                     (5,228)        (8,688)
                                                                                ----------------------
Net decrease in cash and cash equivalents                                        (3,819)           (62)
Cash and cash equivalents at beginning of period                                  9,408            229
                                                                                ----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 5,589       $    167
                                                                                ======================

       The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 1997

Note A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Chart Industries, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1996.

Note B - Inventories

The components of inventory consist of the following:

                     March 31,    December 31,
                        1997          1996
                     -----------------------
Raw materials        $ 10,655       $ 11,507
Work in process         9,810         10,536
Finished goods             25             25
LIFO reserve             (341)          (341)
                     -----------------------
                     $ 20,149       $ 21,727
                      ======================

Note C - Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in basic earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.46 and $.32 per share, respectively. Fully diluted earnings per share for these quarters should not be materially different then the currently disclosed earnings per share.

Note D - Revenue Recognition

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

Note E - Subsequent Event

On April 30, 1997, the Company signed a definitive agreement to acquire Cryenco Sciences, Inc. (NASD: CSCI). Under the agreement, a wholly-owned Chart subsidiary would acquire all of the common stock of Cryenco for approximately $21 million, or $2.75 per share, in cash, plus the assumption of Cryenco's bank debt. The transaction is contingent upon approval by Cryenco shareholders, the expiration of certain governmental waiting periods, and the resolution of certain other matters. The Company expects the transaction to be completed in the third quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Sales for the three-month period ended March 31, 1997, were $42.4 million versus $34.7 million for the comparable 1996 period, an increase of $7.7 million, or
22.2 percent. Improved pricing, a higher volume of brazed aluminum heat exchangers and higher levels of work accomplished on the LIGO project, accounted for the majority of the sales increase compared with the same period last year. The LIGO project which began in September 1995 generated $4.9 million of sales during the 1997 first quarter.

Strong market conditions, which resulted in better pricing, volume, capacity utilization, and company-wide productivity improvements produced gross profit for the 1997 first quarter of $12.2 million versus $10 million for the comparable period in 1996, an improvement of $2.2 million, or 21.5 percent. Gross profit margin for the three-month period that ended March 31, 1997, was
28.7 percent, compared to 28.8 percent in Chart's 1996 first quarter. Stronger pricing for brazed aluminum heat exchangers was offset by lower margins in cold boxes and softer prices in stainless steel tubing.

Selling, general and administrative (SG&A) expense for the three-month period that ended March 31, 1997, was $5.4 million, an increase of $500,000 over the first quarter of 1996. As a percentage of sales, SG&A expense dropped to 12.7 percent for the 1997 first quarter from 14.1 percent for the first quarter of 1996. The improvement is the result of increasing volume without increasing fixed costs.

Net interest income for the 1997 first quarter was $8,000 versus $237,000 of net interest expense for the prior year's first quarter. Lower debt levels, which resulted as the company's cash flow increased with improving operations, and income on the IRB-related escrow funds, which will be spent in the second or third quarter this year, contributed to producing net interest income for the 1997 first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the 1997 first quarter, was $3.5 million compared with $9.4 million in 1996's first quarter. The company's 1997 first-quarter cash flow reflects fewer customer advances and progress billings, and LIGO increasing its cash draw while moving into full-scale manufacturing.

Capital expenditures for the first quarter of 1997 were $2.1 million compared with $762,000 for the same period in 1996. The majority of the 1997 expenditures related to machinery and equipment at ALTEC for its plant expansion.

During the first quarter, the company purchased 247,700 shares of common stock under the repurchase program that was announced on November 19, 1996.

The company forecasts sufficient cash flow from operations and available borrowings to fund interest payments, dividends and capital expenditures. As of March 31, 1997, the company's borrowings on its $25 million credit facility totaled $1.25 million, a small increase from the year-end balance of zero. The company was in compliance with all covenants related to this facility at March 31, 1997.

BACKLOG

Chart's consolidated firm order backlog at March 31, 1997, was $118.1 million, a decrease of $10.2 million from December 31, 1996. First quarter orders totaled $31.7 million.

Air separation equipment bookings continued at a strong rate, with orders totaling $17.7 million in the 1997 first quarter. The order level resulted in backlog of $42.8 million at March 31, 1997, a decrease of $900,000 from December 31, 1996.

Hydrocarbon processing equipment backlog stood at $39.4 million at the end of the 1997 first quarter, a decrease of $5.5 million from the December 31, 1996 level. Orders in this area, which generally carry stronger gross margins, totaled $3.1 million and should increase as the company continues to bid on many large projects and reduces its delivery time.

Cryogenic and high-vacuum equipment backlog was $31.6 million at March 31, 1997. Sales in this area included $4.9 million related to the LIGO project, which has $20.5 million of backlog remaining for 1997 and 1998.

Specialty products backlog totaled $4.3 million at March 31, 1997, on orders of $7.1 million. Low backlog in this area is not indicative of future sales as the stainless steel tubing market, the largest part of this product area, runs on a few-week lead time basis.

PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits.

                        See the Exhibit Index on page 12 of this Form 10-Q.

                  (b)  Reports on Form 8-K.

                        The Company did not file a current report on Form 8-K during the first quarter ended March 31, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Chart Industries, Inc.
                        -------------------------------------------------
                                         (Registrant)

Date:  May 7, 1997      /s/ Don A. Baines
       -----------      -------------------------------------------------
                        Don A. Baines
                        Chief Financial Officer and Treasurer
                        (Duly Authorized and Principal Financial Officer)

                                  EXHIBIT INDEX

         Exhibit Number             Description of Document
         --------------             -----------------------

               27                   Financial Data Schedule