Form 10-Q
period 1997-06-30
CHART INDUSTRIES INC
filed 1997-08-11
CIK 892553

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________________to_______________________

                         Commission File Number 1-11442

                             CHART INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                    34-1712937
---------------------------------           -----------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                  35555 Curtis Boulevard, Eastlake, Ohio 44095
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (ZIP Code)

       Registrant's Telephone Number, Including Area Code: (216) 946-2525

                                 Not Applicable
--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                     -----   -----

At June 30, 1997, there were 14,427,843 outstanding shares of the Company's Common Stock, $0.01 par value per share.

                    Page 1 of 12 sequentially numbered pages.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

                  The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 7 of this Report on Form 10-Q.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                                       June 30,           December 31,
                                                                                         1997                 1996
                                                                                    ------------------------------------
   ASSETS
   Current Assets
         Cash and cash equivalents                                                           $41               $4,304
         Restricted cash                                                                  $4,597                5,104
         Accounts receivable                                                              21,993               25,922
         Inventories                                                                      19,984               21,727
         Other current assets                                                              5,478                3,630
                                                                                    ----------------------------------
   Total Current Assets                                                                   52,093               60,687

   Property, plant & equipment, net                                                       20,864               17,882
   Other assets, net                                                                       2,324                2,627
                                                                                    ----------------------------------

   TOTAL ASSETS                                                                          $75,281              $81,196
                                                                                    ==================================

   LIABILITIES & SHAREHOLDERS' EQUITY

   Current Liabilities
         Accounts payable                                                                 $5,755               $8,582
         Customer advances                                                                15,359               12,698
         Billings in excess of contract revenue                                            2,325               11,444
         Accrued expenses and other liabilities                                           13,641               14,955
         Current portion of long-term debt                                                 2,896                  361
                                                                                    ----------------------------------
   Total Current Liabilities                                                              39,976               48,040

   Long-term debt                                                                          4,238                4,469
   Deferred income taxes                                                                     591                  591
   Shareholders' Equity
   Preferred stock, 1,000,000 shares authorized, none
       issued or outstanding
   Common stock, par value $.01 per share -
      30,000,000 shares authorized, 15,325,800 and 15,304,800 shares
       issued at June 30, 1997 and December 31, 1996, respectively                           102                  102
   Additional paid-in capital                                                             18,709               18,118
   Retained earnings                                                                      21,736               14,321
   Treasury stock, at cost, 897,957 and 543,878 shares  at
       June 30, 1997 and December 31, 1996, respectively                                (10,071)              (4,445)
                                                                                    ----------------------------------
                                                                                          30,476               28,096
                                                                                    ----------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $75,281              $81,196
                                                                                    ==================================

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

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)

                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                              1997            1996               1997           1996
                                                       -------------------------------    -------------------------------

         Sales                                                  $41,758       $30,612             $84,198        $65,339
         Cost of products sold                                   28,284        20,828              58,556         45,538
                                                       -------------------------------    -------------------------------

         Gross Profit                                            13,474         9,784              25,642         19,801

         Selling, general & administrative expense                6,326         4,383              11,712          9,290
                                                       -------------------------------    -------------------------------

         Operating Income                                         7,148         5,401              13,930         10,511

         Interest expense, net                                       26           181                  18            418
                                                       -------------------------------    -------------------------------

         Income Before Income Taxes                               7,122         5,220              13,912         10,093

         Income taxes                                             2,421         1,672               4,730          3,336
                                                       -------------------------------    -------------------------------

         Net Income                                              $4,701        $3,548              $9,182         $6,757
                                                       ===============================    ===============================


         Net Income per Common Share                              $0.32         $0.23               $0.62          $0.45
                                                       ===============================    ===============================


         Shares used in per share calculations                   14,733        15,195              14,846         15,167

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                    Six Months Ended
                                                                         June 30,
                                                               --------------------------
                                                                    1997           1996
                                                               --------------------------
OPERATING ACTIVITIES
   Net income                                                     $  9,182       $  6,757
   Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation and amortization                                 1,364          1,422
       Contribution of treasury stock to 401K plans                    338            305
       Deferred income taxes                                             0           (110)
       Increase (decrease) in cash resulting from changes in
           operating assets and liabilities:
             Accounts receivable                                     3,929          6,747
             Inventory and other current assets                       (105)        (3,963)
             Accounts payable and accrued liabilities               (4,141)         1,140
             Billings in excess of contract revenue and
                   customer advances                                (6,458)         7,501
                                                               --------------------------
   Net Cash Provided By Operating Activities                         4,109         19,799

INVESTING ACTIVITIES
   Capital expenditures                                             (4,239)        (1,609)
   Purchase of land and building at PSI                                  0         (3,578)
   Other investing activities                                          196             62
                                                               --------------------------
   Net Cash Used In Investing Activities                            (4,043)        (5,125)

FINANCING ACTIVITIES
   Repayments of long-term debt                                       (196)        (3,053)
   Repayments on credit facility                                    (7,750)       (24,000)
   Borrowings on credit facility                                    10,250         14,500
   Treasury stock and stock option transactions                     (5,373)          (382)
   Dividends/distributions paid to shareholders                     (1,767)        (1,399)
                                                               --------------------------
   Net Cash Used In Financing Activities                            (4,836)       (14,334)
                                                               --------------------------

Net increase (decrease) in cash and cash equivalents                (4,770)           340
Cash and cash equivalents at beginning of period                     9,408            229
                                                               --------------------------
CASH AND CASH EQUIVALENTS  AT END OF PERIOD                       $  4,638       $    569
                                                               ==========================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 1997

Note A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Chart Industries, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1996.

All share and per-share amounts have been adjusted for a 3-for-2 stock split which was distributed to shareholders on June 30, 1997.

Note B - Inventories

The components of inventory consist of the following:

                                            June 30,  December 31,
                                              1997       1996
                                            ----------------------

Raw materials                               $ 10,080    $11,507
Work in process                               10,220     10,536
Finished goods                                    25         25
LIFO reserve                                    (341)      (341)
                                            ----------------------
                                            $ 19,984    $21,727
                                            ======================

Note C - Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in basic earnings per share for the six-months ended June 30, 1997 and 1996 of $.63 and $.45 per share, respectively. Fully diluted earnings per share for these quarters should not be materially different then the currently disclosed earnings per share.

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

Note E - Subsequent Event

On July 31, 1997, the Company completed the acquisition of Cryenco Sciences, Inc. ("Cryenco") (NASD: CSCI). Total consideration for the merger consisted of $20.7 million for all outstanding common stock, preferred stock, and common stock warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Sales for the three-month period that ended June 30, 1997, were $41.8 million versus $30.6 million for the comparable 1996 period, an increase of $11.1 million, or 36.4 percent. The growth in sales was primarily the result of the continued strength in brazed aluminum heat exchanger sales for both the air separation and hydrocarbon processing equipment markets. Also showing strong sales for the quarter compared to last year's second quarter, were NRU coldboxes and high-vacuum equipment related to the LIGO project.

Sales for the six months ended June 30, 1997 were $84.2 million versus $65.3 million for the comparable 1996 period, an increase of $18.9 million or 28.9 percent. As in the quarterly analysis, the increase in sales comes mainly from the brazed aluminum heat exchanger businesses in both air separation and hydrocarbon processing.

Gross profit for the three-month period that ended June 30, 1997 was $13.5 million versus $9.8 million for the comparable period in 1996, an improvement of $3.7 million, or 37.7 percent. For the first quarter of 1997, gross profit was $12.2 million. Gross profit for the six months ended June 30, 1997 was $25.6 million versus $19.8 million for the comparable 1996 period, an increase of $5.8 million. Strong market conditions, particularly in the air separation equipment market and increasingly in the hydrocarbon processing equipment market, continued to support good pricing and higher throughput. Gross profit margin for the three-month period that ended June 30, 1997, was 32.3 percent and tracks well to the excellent 32 percent performance for the 1996 second quarter. Second quarter performance also reflects recovery from 28.7 percent for the 1997 first quarter. Products supporting this strong second quarter margin performance included brazed aluminum heat exchangers, cold box design and fabrication, and certain high-vacuum products including LIGO fabrication and cryopumps.

Selling, general and administrative (SG&A) expense for the three-month period that ended June 30, 1997, was $6.3 million, approximately $1.9 million higher than the second quarter of 1996 and $900,000 higher than the first quarter of 1997. The increase in SG&A expense in the second quarter of 1997 compared with the year-ago quarter was primarily the result of increased efforts to position the Company better in both its product and financial markets. As a percentage of sales, SG&A expense was 15.1 percent for the second quarter of 1997 versus 14.3 percent and 12.7 percent for the second quarter of 1996 and the first quarter of 1997, respectively.

Net interest expense for the three-month period that ended June 30, 1997, was $26,000 versus $181,000 for the second quarter of 1996. For the first quarter of 1997, the Company reported net interest income of $8,000. The company has significantly reduced its level of borrowings from last year but still has borrowings from time to time as cash needs vary.

As a result of the foregoing, Chart reported record net income for the three-month period that ended June 30, 1997, of $4.7 million, or $.32 per share, versus $3.6 million, or $.23 per share for the second quarter of 1996 and $4.5 million, or $.30 per share, for the first quarter of 1997. The improvement in net income from the previous quarter represents the company's twelfth consecutive quarter of improved profitability. The six month 1997 net income was $9.2 million or $.62 per share, compared to $6.8 million or $.45 per share in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the three-month period that ended June 30, 1997, was $619,000 compared with $10.4 million for 1996's second quarter and $3.5 million for 1997's first quarter. The six month 1997 cash provided by operations was $4.1 million compared to $19.8 million in 1996. The company's 1996 cash flow represented earnings in addition to significant cash flow from customer advances and milestone billings on many jobs in backlog, especially the LIGO project. During the second quarter of 1997, much of the work progressed against the aforementioned milestone billings, thus incurring costs without new inflows of cash. This trend is expected to continue into the third quarter when Chart will reach several major milestones on the LIGO project.

Capital expenditures for the second quarter of 1997 were $2.1 million compared with $847,000 for the same period in 1996. The level of capital expenditures in 1997 is related to the expansion at the ALTEC facility. These expenditures have been and will continue to be funded, for the most part, from the recent Industrial Revenue Bond.

The company anticipates sufficient cash flow from operations and available borrowings to fund interest payments, dividends, the acquisition of Cryenco and planned capital expenditures. As of June 30, 1997, the company's borrowings on its $25 million credit facility totaled $2.5 million. The company negotiated a new $45 million credit facility to enable it to complete the acquisition of Cryenco.

BACKLOG

Chart's consolidated firm order backlog at June 30, 1997, was $126.6 million versus $118.1 million at March 31, 1997.

AIR SEPARATION EQUIPMENT bookings continued at strong levels, with orders totaling $19.4 million for the 1997 second quarter. Backlog at June 30, 1997, was $45.4 million after supporting strong quarterly sales of $16.9 million.

HYDROCARBON PROCESSING EQUIPMENT backlog reached $53.2 million at June 30, 1997, an increase of $13.8 million over March 31, 1997 levels. New orders during the quarter totaled $23.0 million against sales of $9.8 million. The new orders included numerous brazed aluminum heat exchangers and LNG Core-in-Kettle(R) units as well as an order to fabricate several large coldboxes for export to Trinidad. The company has experienced strong demand for hydrocarbon processing equipment, including the innovative Core-in-Kettle(R) products from the growth of the international ethylene market.

CRYOGENIC AND HIGH-VACUUM EQUIPMENT backlog was $24.9 million at the end of the 1997 second quarter, with the LIGO project accounting for $16.5 million of this backlog. New orders totaled $2.5 million, reflecting continued demand for Chart's standard cryogenic products, including helium systems and large cryopumps.

SPECIALTY PRODUCTS backlog totaled $3.1 million at June 30, 1997, down $1.1 million from the first quarter of 1997.

PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits.

                        See the Exhibit Index on page 12 of this Form 10-Q.

                  (b)  Reports on Form 8-K.

                      The Company filed a current report on Form 8-K dated May 1, 1997 announcing the proposed acquisition of Cryenco Sciences Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Chart Industries, Inc.
                               -------------------------------------------------
                                                (Registrant)

Date:  August 11, 1997         /s/Don A. Baines
       -------------------     -------------------------------------------------
                               Don A. Baines
                               Chief Financial Officer and Treasurer
                               (Duly Authorized and Principal Financial Officer)

                                  EXHIBIT INDEX

         Exhibit Number             Description of Document
         --------------             -----------------------

               27                   Financial Data Schedule