Form 10-Q/A
period 1997-06-30
CHART INDUSTRIES INC
filed 1997-10-03
CIK 892553

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

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

                 34799 Curtis Boulevard, Eastlake, Ohio 44095
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (ZIP Code)

       Registrant's Telephone Number, Including Area Code: (440) 946-2525

                 35555 Curtis Boulevard, Eastlake, Ohio 44095
--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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

        At June 30, 1997, there were 14,427,843 outstanding shares of the Company's Common Stock, $.01 par value per share.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 7 of this Report on Form 10-Q.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                                       June 30,           December 31,
                                                                                         1997                 1996
                                                                                    ------------------------------------
   ASSETS
   Current Assets
         Cash and cash equivalents                                                           $41               $4,304
         Restricted cash                                                                  $4,597                5,104
         Accounts receivable                                                              21,993               25,922
         Inventories                                                                      19,984               21,727
         Other current assets                                                              5,478                3,630
                                                                                    ----------------------------------
   Total Current Assets                                                                   52,093               60,687

   Property, plant & equipment, net                                                       20,864               17,882
   Other assets, net                                                                       2,324                2,627
                                                                                    ----------------------------------

   TOTAL ASSETS                                                                          $75,281              $81,196
                                                                                    ==================================

   LIABILITIES & SHAREHOLDERS' EQUITY

   Current Liabilities
         Accounts payable                                                                 $5,755               $8,582
         Customer advances                                                                15,359               12,698
         Billings in excess of contract revenue                                            2,325               11,444
         Accrued expenses and other liabilities                                           13,641               14,955
         Current portion of long-term debt                                                 2,896                  361
                                                                                    ----------------------------------
   Total Current Liabilities                                                              39,976               48,040

   Long-term debt                                                                          4,238                4,469
   Deferred income taxes                                                                     591                  591
   Shareholders' Equity
   Preferred stock, 1,000,000 shares authorized, none
       issued or outstanding
   Common stock, par value $.01 per share -
      30,000,000 shares authorized, 15,325,800 and 15,304,800 shares
       issued at June 30, 1997 and December 31, 1996, respectively                           153                  102
   Additional paid-in capital                                                             18,709               18,118
   Retained earnings                                                                      21,685               14,321
   Treasury stock, at cost, 897,957 and 543,878 shares  at
       June 30, 1997 and December 31, 1996, respectively                                (10,071)              (4,445)
                                                                                    ----------------------------------
                                                                                          30,476               28,096
                                                                                    ----------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $75,281              $81,196
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
                                            ======================

Note C - Earnings per Share

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in basic earnings per share for the six-months ended June 30, 1997 and 1996 of $.63 and $.45 per share, respectively. Fully diluted earnings per share for these quarters should not be materially different than the currently disclosed earnings per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders of the Company was held on May 1, 1997. The following matters were voted on at the meeting.

          1. ELECTION OF DIRECTORS. The nominees were elected as Directors to serve for three-year terms with the following votes:

                        Charles S. Holmes
                        -----------------

                        For                     9,198,615
                        Against                       -0-
                        Abstain                    45,322

                        Lazzaro G. Modigliani
                        ---------------------

                        For                     9,202,057
                        Against                       -0-
                        Abstain                    41,880

          2. APPROVAL OF THE CHART INDUSTRIES, INC. 1997 STOCK OPTION AND INCENTIVE PLAN:

                        For                     8,535,916
                        Against                   660,716
                        Abstain                    47,305

          3. APPROVAL OF THE CHART INDUSTRIES, INC. 1997 STOCK BONUS PLAN:

                        For                     8,985,208
                        Against                   208,223
                        Abstain                    50,506

          For a description of the bases used in tabulating the above-referenced votes, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Stockholders on May 1, 1997.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               See the Exhibit Index on page 11 of this Form 10-Q.

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

Date:   October 3, 1997        /s/Don A. Baines
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