Form 10-Q
period 1997-09-30
CHART INDUSTRIES INC
filed 1997-11-14
CIK 892553

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________________to_______________________

                         Commission File Number 1-11442

                             CHART INDUSTRIES, INC.
      ---------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  34-1712937
---------------------------------          -----------------------------------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                  34799 Curtis Boulevard, Eastlake, Ohio 44095
      ---------------------------------------------------------------------
               (Address of Principal Executive Offices) (ZIP Code)

       Registrant's Telephone Number, Including Area Code: (440) 946-2525

                                 Not Applicable
      ---------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                     -----   -----

At September 30, 1997, there were 14,445,415 outstanding shares of the Company's Common Stock, $0.01 par value per share.

                    Page 1 of 12 sequentially numbered pages.

PART I.  FINANCIAL INFORMATION



Item 1.           Financial Statements.

                  The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 7 of this Report on Form 10-Q.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                                       September 30,        December 31,
                                                                                           1997                 1996
                                                                                    ------------------------------------
   ASSETS
   Current Assets
         Cash and cash equivalents                                                            $434             $4,304
         Restricted cash                                                                    $1,885              5,104
         Accounts receivable                                                                32,886             25,922
         Inventories                                                                        24,750             21,727
         Other current assets                                                                3,181              3,630
                                                                                    ----------------------------------
   Total Current Assets                                                                     63,136             60,687

   Property, plant & equipment, net                                                         26,927             17,882
   Other assets, net                                                                        16,243              2,627
                                                                                    ----------------------------------

   TOTAL ASSETS                                                                           $106,306            $81,196
                                                                                    ==================================

   LIABILITIES & SHAREHOLDERS' EQUITY

   Current Liabilities
         Accounts payable                                                                   $8,334             $8,582
         Customer advances                                                                  13,739             12,698
         Billings in excess of contract revenue                                              3,426             11,444
         Accrued expenses and other liabilities                                             17,194             14,955
         Current portion of long-term debt                                                     545                361
                                                                                    ----------------------------------
   Total Current Liabilities                                                                43,238             48,040

   Long-term debt                                                                           26,372              4,469
   Deferred income taxes                                                                       579                591
   Shareholders' Equity
   Preferred stock, 1,000,000 shares authorized, none
       issued or outstanding
   Common stock, par value $.01 per share -
      30,000,000 shares authorized, 15,338,198 and 15,304,800 shares
       issued at September 30, 1997 and December 31, 1996, respectively                        153                102
   Additional paid-in capital                                                               19,361             18,118
   Retained earnings                                                                        26,599             14,321
   Treasury stock, at cost, 892,783 and 543,878 shares  at
       September 30, 1997 and December 31, 1996, respectively                               (9,996)            (4,445)
                                                                                    ----------------------------------
                                                                                            36,117             28,096
                                                                                    ----------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $106,306            $81,196
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

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)



                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                              1997            1996               1997           1996
                                                       -------------------------------    -------------------------------

         Sales                                                  $51,939       $37,970            $136,137       $103,309
         Cost of products sold                                   35,278        26,693              93,834         72,231
                                                       -------------------------------    -------------------------------

         Gross Profit                                            16,661        11,277              42,303         31,078

         Selling, general & administrative expense                7,356         5,326              19,068         14,616
                                                       -------------------------------    -------------------------------

         Operating Income                                         9,305         5,951              23,235         16,462

         Interest expense - net                                     358           133                 376            551
                                                       -------------------------------    -------------------------------

         Income Before Income Taxes                               8,947         5,818              22,859         15,911

         Income taxes                                             3,156         2,005               7,886          5,341
                                                       -------------------------------    -------------------------------

         Net Income                                              $5,791        $3,813             $14,973        $10,570
                                                       ===============================    ===============================


         Net Income per Common Share                              $0.39         $0.25               $1.01          $0.70
                                                       ===============================    ===============================


         Shares used in per share calculations                   14,806        15,215              14,834         15,186

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)


                                                                           Three Months Ended          Nine Months Ended
                                                                              September 30,               September 30,
                                                                         ----------------------      ----------------------
                                                                           1997          1996          1997          1996
                                                                         ----------------------      ----------------------
OPERATING ACTIVITIES
              Net income                                                 $  5,791      $  3,813      $ 14,973      $ 10,570
              Adjustments to reconcile net income
               to net cash provided by operating activities:
                  Depreciation and amortization                             1,000           717         2,364         2,139
                  Contribution of treasury stock to 401K plans                152           148           490           453
                  Deferred income taxes                                       (12)         (110)          (12)         (220)
                  Increase (decrease) in cash resulting from changes
                      in operating assets and liabilities:
                        Accounts receivable                                (5,496)       (6,642)       (1,567)          105
                        Inventory and other current assets                  3,313         1,366         3,208        (2,597)
                        Accounts payable and accrued liabilities            3,262          (590)         (879)          550
                        Billings in excess of contract revenue and
                              customer advances                              (519)          746        (6,977)        8,247
                                                                         ----------------------      ----------------------
              Net Cash Provided By (Used In) Operating Activities           7,491          (552)       11,600        19,247

INVESTING ACTIVITIES
              Capital expenditures                                         (1,422)       (1,286)       (5,661)       (2,895)
              Acquisition of Cryenco (net of cash acquired)               (20,128)                    (20,128)
              Purchase of land and building at PSI                                                                   (3,578)
              Other investing activities                                       43             8           239            70
                                                                         ----------------------      ----------------------
              Net Cash Used In Investing Activities                       (21,507)       (1,278)      (25,550)       (6,403)

FINANCING ACTIVITIES
              Borrowings under Industrial Revenue Bond                                    5,000                       5,000
              Repayments of long-term debt                                   (190)          (94)         (386)       (3,147)
              Repayments on credit facility                               (22,250)      (11,500)      (30,000)      (35,500)
              Borrowings on credit facility                                35,000        13,500        45,250        28,000
              Treasury stock and stock option transactions                     14          (265)       (5,359)         (647)
              Dividends                                                      (877)         (701)       (2,644)       (2,100)
                                                                         ----------------------      ----------------------
              Net Cash Provided by (Used In) Financing Activities          11,697         5,940         6,861        (8,394)
                                                                         ----------------------      ----------------------

Net increase (decrease) in cash and cash equivalents                       (2,319)        4,110        (7,089)        4,450
Cash and cash equivalents at beginning of period                            4,638           569         9,408           229
                                                                         ----------------------      ----------------------
CASH AND CASH EQUIVALENTS  AT END OF PERIOD                              $  2,319      $  4,679      $  2,319      $  4,679
                                                                         ======================      ======================


The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 1997


Note A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. ("Chart" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Chart Industries, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1996.

All share and per-share amounts have been adjusted for a 3-for-2 stock split which was distributed to shareholders on June 30, 1997.

Note B - Inventories

The components of inventory consist of the following:

                                          September 30,  December 31,
                                               1997        1996
                                          ---------------------------
Raw materials                               $ 12,063      $11,507
Work in process                               12,789       10,536
Finished goods                                   239           25
LIFO reserve                                    (341)        (341)
                                            ----------------------
                                            $ 24,750      $21,727
                                            ======================

Note C - Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in basic earnings per share for the nine-months ended September 30, 1997 and 1996 of $1.03 and $.71 per share, respectively. Fully diluted earnings per share for these quarters should not be materially different then the currently disclosed earnings per share.

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

Note E - Acquisition of Cryenco Sciences, Inc.

On July 31, 1997, the Company purchased the common stock, preferred stock and common stock warrants of Cryenco Sciences, Inc. (a manufacturer of cryogenic tanks) for $20.8 million. The pro forma unaudited results of operations for the nine months ended September 30, 1997 and September 30, 1996, assuming consummation of the acquisition as of January 1, 1996, are as follows:

                                        Nine Months ended September 30,
                                           1997             1996
                                       (000's omitted, except per share)
                                     ---------------- -------------------
Sales                                       $152,428            $127,309
Net Income                                    14,562              10,032
Net Income per Common Share                      .98                 .66

Note F - Subsequent Event

The Company completed a stock offering on October 8, 1997. Of the 3,220,000 shares of Common Stock sold, 1,720,000 were offered by the Company, including the full over-allotment provision, and 1,500,000 were offered by certain stockholders. The entire stock sale was priced to the public at $21.00 per share. The proceeds to the Company from the stock sale were used to repay the outstanding borrowings on the Company's $45 million credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS


Sales for the three-month period ended September 30, 1997, were $51.9 million versus $38 million for the comparable quarter last year, an increase of $14.0 million, or 36.8 percent. Increased activity in the hydrocarbon processing market led to a $9.7 million increase in sales of brazed aluminum heat exchangers, cryogenic tanks and coldbox assemblies. The remainder of the sales growth for the quarter was, in large part, the contribution of Cryenco Sciences, acquired on July 31, 1997.

Sales for the nine months ended September 30, 1997 were $136.1 million versus $103.3 million for the comparable 1996 period, an increase of $32.8 million or
31.8 percent. As in the quarterly analysis, the increase in sales comes mainly from the brazed aluminum heat exchanger businesses in both industrial gases and hydrocarbon processing.


Gross profit for the 1997 third quarter was $16.7 million, an improvement of $5.4 million or 47.7 percent from $11.3 million for the comparable period in 1996. The gross profit margin of 32.1 percent represents a 2.4 percentage point improvement over the same quarter in 1996, and is the second best quarterly performance in the Company's history, falling only slightly below the record
32.3 percent reported for the 1997 second quarter. Improved productivity, good product mix and favorable capacity utilization contributed to the strong gross margin performance. Gross profit for the nine months ended September 30, 1997 was $42.3 million versus $31.1 million for the comparable 1996 period, an increase of $11.2 million. Strong market conditions, particularly in the industrial gas equipment market and increasingly in the hydrocarbon processing equipment market, continued to support good pricing and higher throughput.

As a percentage of sales, selling, general and administrative (SG&A) expense was
14.2 percent for the third quarter of 1997 versus 14 percent for the third quarter of 1996. SG&A expense for the three-month period ended September 30, 1997, was $7.4 million, approximately $2 million higher than in the third quarter of 1996. Compared with the third quarter of 1996, SG&A expense for the 1997 third quarter included the addition of Cryenco, increased selling costs as the Company continues to pursue new opportunities, and increased compensation-related expenses that are tied to profitability.

Net interest expense for the 1997 third quarter was $358,000 versus $133,000 and $26,000, for the third quarter of 1996 and the second quarter of 1997, respectively. The increase in interest expense is the result of debt assumed in the acquisition of Cryenco. With the completion of the stock offering in early October, the Company has repaid all outstanding borrowings on its $45 million credit facility.

The 1997 third-quarter effective tax rate of 35.3 percent reflects the favorable tax structure of the Company. The Company expects an on-going effective tax rate between 34 and 36 percent into 1998.

Chart reported net income for the three-month period ended September 30, 1997, of $5.8 million, or $.39 per share, versus $3.8 million, or $.25 per share, for the third quarter of 1996, and $4.7 million, or $.32 per share, for the second quarter of 1997. It is the thirteenth consecutive quarter that Chart reported improved profitability. Year-to-date net income of $15 million, or $1.01 per share, represents an increase of 41.7 percent from the $10.6 million, or $.70 per share reported for the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the three-month period that ended September 30, 1997, was $7.5 million compared with $.6 million used for 1996's third quarter and $.6 million provided for 1997's second quarter. The nine month 1997 cash provided by operations is $11.6 million compared to $19.2 million in 1996. The Company's 1996 cash flow represented earnings in addition to significant cash flow from customer advances and milestone billings on many jobs in backlog, especially the LIGO project. The large cash flow in 1996 compared to 1997 was due to the large customer advances and progress payments which resulted as business conditions improved and as strategic initiatives to reduce working capital took effect. The current year reflects more normal levels of working capital needs and the positive effect of higher earnings levels.

Capital expenditures for the third quarter of 1997 were $1.4 million compared with $1.3 million for the same period in 1996. The level of capital expenditures in 1997 is related to the expansion at the ALTEC facility. These expenditures have been and will continue to be funded, for the most part, from an Industrial Revenue Bond.

On July 31, 1997, the Company completed the acquisition of Cryenco Sciences, Inc. Total consideration for the merger consisted of $ 20.8 million for all the outstanding common stock, preferred stock, and common stock warrants.

The Company expects sufficient cash flow from operations to fund interest payments, dividends, capital expenditures, and the repayment of scheduled maturities of debt from the IRB. The Company was in compliance with all covenants related to this facility as of September 30, 1997. As of September 30, 1997, the Company's borrowings on its $45 million credit facility totaled $22 million. Proceeds from the recently-completed stock offering were used to repay these borrowings.

BACKLOG

Chart's consolidated firm order backlog at September 30, 1997, was $125.6 million versus $126.6 million at June 30, 1997. The Company successfully increased throughput in its operations, but the acquisition of Cryenco added $11.5 million to backlog.

Industrial gas equipment bookings continued at strong levels, with orders totaling $17.5 million for the 1997 third quarter. Record sales of $23.4 million outpaced orders, but with the acquisition of Cryenco, this market ended with record backlog of $55.6 million.

Hydrocarbon processing equipment backlog stood at $50.5 million on September 30, 1997, a decrease of $2.7 million over June 30, 1997 levels. This sector continues to see high demand in the ethylene, natural gas and LNG areas of the market.

Special products backlog totaled $19.6 million at September 30, 1997 and is largely made up of the backlog related to the LIGO project and several other vacuum-related projects.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II.  OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits.

                        See the Exhibit Index on page 12 of this Form 10-Q.

                  (b) Reports on Form 8-K.

                      The Company filed current reports on Form 8-K dated July 31, 1997 and September 17, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Chart Industries, Inc.
                                       -----------------------------------
                                                (Registrant)



Date:  November 11, 1997               /s/Don A. Baines
       -------------------------       ----------------------------------------
                                       Don A. Baines
                                       Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

         Exhibit Number             Description of Document
         --------------             -----------------------

                  27                Financial Data Schedule