Form 10-K
period 1997-12-31
CHART INDUSTRIES INC
filed 1998-03-19
CIK 892553

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
             December 31, 1997
                                   OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 For the transition period
             from           to

                         Commission file number 1-11442

                             CHART INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Delaware                                           34-1712937
------------------------------------------------    ------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR          (I.R.S. EMPLOYER IDENTIFICATION NO.)
                 ORGANIZATION)

 5885 Landerbrook Dr. #150, Mayfield Hts., Ohio                          44124
------------------------------------------------    ------------------------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

       Registrant's telephone number, including area code: (440) 753-1490

          Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                            ON WHICH REGISTERED
         -------------------                           ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 30, 1998, the registrant had 16,118,489 shares of Common Stock outstanding. As of that date, the aggregate market value of the voting stock of the registrant held by non-affiliates was $229,770,071 (based upon the closing price of $21.375 per share of Common Stock on the New York Stock Exchange on January 30, 1998). For purposes of this calculation, the registrant deems the 5,369,012 shares of Common Stock held by all of its Directors and executive officers to be the shares of Common Stock held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on April 30, 1998 are incorporated by reference into Part III of this Form 10-K.

     Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1997.
================================================================================

                                     PART I

ITEM 1. BUSINESS; ITEM 2. PROPERTIES; AND ITEM 3. LEGAL PROCEEDINGS.

                                  THE COMPANY

     Chart Industries, Inc. (the "Company" or "Chart") was organized in June 1992 as a Delaware corporation to serve as a holding company for the operations described herein. As used herein, the terms "Company" or "Chart" mean Chart Industries, Inc., its subsidiaries and its predecessors, unless the context otherwise indicates. The Company's executive offices are located at 5885 Landerbrook Drive #150, Mayfield Heights, Ohio 44124, and its telephone number is (440) 753-1490.

     The Company's sales for the year ended December 31, 1997 reached $192.2 million, an increase of 29.5% over sales of $148.4 million in 1996. The Company's net income in 1997 improved to $22.6 million from $15.0 million in 1996 (an increase of 50.6%). In July 1997, the Company acquired Cryenco Sciences, Inc. ("Cryenco"); including Cryenco's results on a pro forma basis, the Company's sales and net income for 1997 were $208.5 million and $22.3 million, respectively. Management believes that global expansion of the industrial gas and hydrocarbon processing markets presents attractive opportunities for growth. Management anticipates demand for the Company's products in the industrial gas market to increase over the next several years, driven principally by global industrialization, heightened environmental standards and demands for increased purity of gas products and increased efficiency in gas production. In the hydrocarbon processing market, management expects continued strong domestic and international growth, stemming in part from increased global demand for liquefied natural gas ("LNG") and ethylene.

                                     BUSINESS

GENERAL

     The Company is a leading supplier of standard and custom-built industrial process equipment, primarily for cryogenic (low-temperature) applications. The Company has developed a particular expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 degreesKelvin/ -273 degrees Centigrade/ -459 degrees Fahrenheit). The majority of the Company's products, including heat exchangers, cold boxes, cryogenic tanks and other cryogenic components, are used in the processing, liquefaction, storage and transportation of gases and hydrocarbons. The Company also supplies products for special applications, including high vacuum systems and specialty stainless steel tubing.

MARKET OVERVIEW

     The markets served by the Company's principal products are the industrial gas market and hydrocarbon processing market. All categories of the Company's cryogenic products, including heat exchangers, cold boxes, cryogenic tanks and cryogenic components, serve both of these markets.

     Management believes that the global expansion of the industrial gas and hydrocarbon processing markets presents attractive opportunities for growth. To date, the sources of the Company's international business principally have been its large domestic-based customers who are aggressively expanding into international markets, and large foreign-based companies with significant U.S. operations. In 1997, approximately 25% of the Company's sales were destined for use at job sites outside the United States. To position the Company to take advantage of anticipated growth opportunities in the industrial gas and hydrocarbon processing markets abroad, management recently has concentrated its efforts on enhancing the Company's international presence.

     The industrial gas market is the largest market served by the Company, representing approximately 46% of its sales in 1997. The top world producers of industrial gases have been among the Company's largest customers for each of the last three years. Producers of industrial gases separate atmospheric air into its component gases using cryogenic processes. The resultant liquid gases are then stored and transported for ultimate use by a wide variety of customers in the petrochemical, electronics, glass, paper, metals, food, fertilizer, welding, enhanced oil recovery and medical industries. Industrial gas producers use heat exchangers and cold boxes to produce liquid gases, and cryogenic tanks and cryogenic components, including pumps, valves and piping, to store, transport and distribute liquid gases to end users.

     Representing approximately 27% of the Company's sales in 1997, the hydrocarbon processing market consists of petrochemical and natural gas processors. Natural gas processing involves the separation and purification of natural gas for the production of liquid gas end products such as methane (when liquefied, LNG), ethane, propane and butane, and by-products such as helium, which have numerous commercial and industrial applications. In the petrochemical industry, cryogenic separation and purification processes are required to produce ethylene (the basic building block of plastics), propylene and numerous other primary hydrocarbons having industrial uses. Like the industrial gas market, the hydrocarbon processing market uses all of the categories of the Company's cryogenic products in the gas separation and purification processes and the subsequent storage and distribution of liquid gases. Major customers for the Company's products in the hydrocarbon processing markets are large multinational firms in the oil and gas industry, and large engineering and construction concerns.

     In addition to the industrial gas and hydrocarbon processing markets, the Company also serves certain special market niches, the two largest of which are vacuum systems and specialty stainless steel tubing. Vacuum equipment is supplied principally to the satellite testing market, which has developed worldwide. Vacuum equipment also is supplied to observatories for telescope mirror coating. Under the Company's largest single contract to date, the Company supplies sophisticated vacuum equipment to the LIGO project; a government funded gravitational observatory research project. The Company anticipates continued growth in its share of the market for large sophisticated vacuum systems. The Company's specialty stainless steel tubing is supplied principally to distributors who in turn sell to customers having immediate or short lead time needs. As the Company's stainless steel tubing is intended to meet short delivery schedules, it commands high margins in this spot-market business.

PRODUCTS

     The Company's principal products include the following:

     Heat Exchangers. The Company is the leading designer and manufacturer of cryogenic heat exchangers. Using technology pioneered by the Company, heat exchangers are incorporated into systems such as cold boxes to facilitate the progressive cooling and liquefaction of air or hydrocarbon mixtures for the subsequent recovery or purification of component gases. In the industrial gas market, heat exchangers are used to obtain high purity atmospheric gases, such as oxygen, nitrogen, and argon, which have numerous diverse industrial applications. In hydrocarbon processing industries, heat exchangers allow producers to obtain both purified forms of hydrocarbons and a variety of gas by-products, such as methane, ethane, propane and ethylene, which are commercially marketable for various industrial or residential uses. Heat exchangers are customized to the customer's order and range in price from $30,000 for a relatively simple unit to as high as $10 million for a major project.

     Management anticipates continued strong demand for its heat exchangers, resulting substantially from increased activity in the petrochemical and liquid natural gas segments of the hydrocarbon processing market. In particular, management believes that continuing efforts by less developed countries to broaden their industrial base present a promising source of demand for the Company's heat exchangers. Demand for heat exchangers in developed countries is expected to continue as firms upgrade their facilities for greater efficiency and regulatory compliance. To ensure adequate capacity for anticipated growth in demand in heat exchangers, a major expansion of the Company's facilities was recently completed.

     The Company's principal competitors for heat exchangers are Linde, Sumitomo, IMI, Kobe and Nordon. Management believes that the Company is the only producer of large brazed aluminum heat exchangers in the United States, and has the leading market share in the global market for heat exchangers. Major customers for the Company's heat exchangers in the industrial gas market include Air Liquide, Air Products, BOC, MG Industries and Praxair, and in the hydrocarbon processing market producers including AMOCO, ARCO, EXXON and contractors including ABB Randall, Bechtel, and M.W. Kellogg.

     Cold Boxes. The Company is a leading designer and fabricator of cold boxes. Cold boxes are highly engineered systems used to reduce significantly the temperature of gas mixtures to the point where component gases liquefy and can be separated and purified for further use in multiple industrial, scientific and commercial applications. In the industrial gas market, cold boxes are used to separate air into its major atmospheric components, including nitrogen, oxygen and argon, used in a diverse range of applications such as the quick-freezing of food, wastewater treatment and industrial welding. In the hydrocarbon processing market, the Company's cold box systems are used in natural gas processing and in the petrochemical industry. The construction of a cold box generally consists of one or more heat exchangers and other equipment packaged in a "box" consisting of metal framing and a complex system of piping and valves. Cold boxes, which are designed and fabricated to order, sell in the approximate price range of $500,000 to $10 million, with the majority of cold boxes priced between $1 million and $2 million.

     The Company has a number of competitors for fabrication of cold boxes, including E.S. Fox, Ivor J. Lee, McShane and NAPTech. In addition, the Company's customers may decide to fabricate cold boxes themselves, purchasing the majority of the components from third parties including the Company. Principal customers for the Company's cold boxes include Air Liquide, ABB Randall, AMOCO, Bechtel, BOC, MG Industries, M.W. Kellogg, Mesa Petroleum and Praxair.

     Cryogenic Storage Tanks. The Company is a leading supplier of cryogenic tanks, trailers, intermodal containers and railcars. Using sophisticated vacuum insulation systems placed between inner and outer tanks, these tanks are able to store and transport liquefied industrial gases and hydrocarbon gases at temperatures nearing absolute zero. The Company has experienced substantial growth in its storage tank sales as the demand for liquefied industrial gases and liquefied hydrocarbon gases has increased. Customers for the Company's cryogenic storage tanks include industrial gas producers, chemical producers, and manufacturers of electrical components and businesses in the oil and natural gas industry. Prices for the Company's cryogenic storage tanks range from $25,000 to $500,000. Principal customers for the Company's cryogenic storage tanks are AGA, Air Liquide, Air Products, BOC, Jack B. Kelly and Praxair. The Company competes chiefly with MVE and Harsco for cryogenic storage tank customers.

     Cryogenic Components. The Company's line of cryogenic components, including high-pressure cryogenic pumps, valves, vacuum jacketed piping systems and specialty components, are recognized in the market for their reliability, quality and performance. These products are sold to the Company's heat exchanger and cold box customers in the industrial gas and hydrocarbon processing industries, as well as to a diverse group of customers in those and other industries. The Company competes with a number of other suppliers of cryogenic components, including MVE, Cryogenic Industries, CCI and Acme Cryogenics.

     Special Products. The Company designs and manufactures thermal vacuum systems marketed to a customer base that includes the aerospace industry, government agencies, universities and national research facilities. The Company is a leading domestic supplier of space simulation systems used to test satellites and related components. The Company also manufactures large vacuum chambers for telescope mirror aluminizing; a process in which aluminum is vaporized to coat the surface of a large telescope mirror to restore its reflectivity. Management believes that the Company, as a pioneer in the development of this technology, has supplied the majority of these systems worldwide. The Company's major competitors in the market for thermal vacuum products and systems for aerospace and research applications include Tenney Vacuum and Bemco.

     The Company's experience and technological advancements in the high-vacuum area have resulted in its involvement, commencing in 1995, in equipping the Laser Interferometer Gravitational-Wave Observatory ("LIGO") project, a scientific research project sponsored by the National Science Foundation and jointly managed by the Massachusetts Institute of Technology and the California Institute of Technology. The observatories will be dedicated to the detection and measurement of cosmic gravitational waves and the harnessing of these waves for scientific research. The Company has a three-year contract under which it supplies all of the required LIGO vacuum equipment, including vacuum chambers, large pipe spools, valves, vacuum pumps, controllers and modular clean rooms. Management believes that expertise in the field of high vacuum technology developed by the Company through its involvement in the LIGO project may have a number of new commercial applications.

     The Company produces small diameter stainless steel tubing for sale to distributors to satisfy their customers' requirements for quick delivery. The Company's manufacturing strategy is to focus on custom sizes and smaller production runs, which management believes gives the Company a competitive advantage in providing a superior quality product while meeting customer demands for dependable, fast delivery. With its production and marketing efforts directed principally to customers relying on prompt delivery, the Company is able to compete primarily on the basis of service rather than price. Numerous manufacturers of stainless steel tubing are able to compete with the Company in this market.

ENGINEERING AND PRODUCT DEVELOPMENT

     The Company's engineering and product development activities are primarily associated with assisting in the design of products or modifications to execute specific customer orders. The Company's engineering, technical and marketing employees actively assist customers in specifying their needs and in determining appropriate products to meet those needs. For example, the Company's product development activities led to the introduction of the Core-in-Kettle(R) heat exchanger in 1990, which has met with widespread customer acceptance by the hydrocarbon processing market. The Company also has invested in the development of new heat exchanger fins to enhance the performance of its products. Portions of the Company's engineering expenditures typically are charged to customers either as a separate item or as a part of product cost. The Company does not devote a material amount of resources to unfunded research and development activities.

COMPETITION

     Management believes the Company can compete effectively for new projects around the world and that it is a leading competitor in its markets. Competition is based primarily on performance and the ability to provide the design, engineering, fabrication and manufacturing capabilities required to complete projects in a timely and cost-efficient manner. Contracts are usually awarded on a competitive bid basis. Quality, technical expertise and timeliness of completion are the principal competitive factors within the industry. Price and terms of sale are also important competitive factors but only after technical expertise and ability to perform has been established. Because reliable market share data is not available, it is difficult to estimate the Company's exact position in its markets, although the Company believes it ranks among the leaders in its markets.

MARKETING

     The Company's principal operating units currently market products and services in North America primarily through 37 direct sales personnel, and supplement these direct sales through 45 independent sales representatives and distributors. The technical and custom design nature of the Company's products requires a professional, highly trained sales force. Each salesperson is expected to develop a highly specialized knowledge of one product or group of products and to sell that product or group of products in all markets in which the product is used, rather than to sell many products to a single market. Substantially all of the Company's sales personnel have engineering or technical experience.

     The Company uses independent sales representatives nearly exclusively to conduct its sales in the foreign countries which the Company serves. These independent sales representatives supplement the Company's direct sales force in dealing with language and cultural matters. The Company's domestic and foreign independent sales representatives earn commission on sales, which vary by product type.

ORDERS AND BACKLOG

     The Company considers orders to be those for which the Company has received a signed purchase order or other written contract from the customer. Such orders are included in backlog until recognized as revenue or cancelled. The table below sets forth orders and backlog for the periods presented.

                                                                     DECEMBER 31,
                                                         ------------------------------------
                                                           1997          1996          1995
                                                         --------      --------      --------
                                                                    (IN THOUSANDS)
ORDERS
Industrial Gas Equipment...............................  $ 88,489      $ 77,623      $ 72,483
Hydrocarbon Processing Equipment.......................    56,240        54,173        30,212
Special Products.......................................    35,361        33,895        66,948
                                                         --------      --------      --------
          Total........................................  $180,090      $165,691      $169,643
                                                         ========      ========      ========
BACKLOG
Industrial Gas Equipment...............................  $ 59,508      $ 48,134      $ 44,456
Hydrocarbon Processing Equipment.......................    49,161        45,200        21,424
Special Products.......................................    18,812        34,944        45,107
                                                         --------      --------      --------
          Total........................................  $127,481      $128,278      $110,987
                                                         ========      ========      ========

     The Company has experienced growth in orders and backlog since 1994 in the industrial gas market. The acquisition of Cryenco should further increase orders, particularly for this market. Hydrocarbon processing market orders have been steady for the last 18 months at approximately a $55 million annualized rate, resulting in increased backlog because of the long lead-time for the typical hydrocarbon project. Special product orders in 1995 include the $39 million LIGO project which is a three-year project running through 1998. The reduction in backlog in special products is primarily the result of progress in completing this order.

     Approximately 94% of the December 31, 1997 backlog is scheduled to be recognized as sales during 1998, and the remainder is scheduled to be recognized as sales in 1999. The Company's backlog fluctuates from time to time and the amounts set forth above are not necessarily indicative of future backlog levels or the rate at which they will be recognized as sales.

CUSTOMERS

     Ten customers accounted for 55% of consolidated sales in 1997. The Company's sales to particular customers fluctuate from period to period. Approximately 25% of sales are destined to be used in foreign countries. To reduce credit risk for both foreign and domestic sales the Company requires customer advances, letters of credit and other such guarantees of payment. Management believes the Company's relationships with its customers are good.

PATENTS AND TRADEMARKS

     Although the Company has a number of patents, trademarks and licenses related to its business, no one of them or related group of them is considered by the Company to be of such importance that its expiration or termination would have a material adverse effect on the Company's business. In general, the Company depends upon technological capabilities, manufacturing quality control and application of know-how, rather than patents or other proprietary rights in the conduct of its business.

     The Company holds a group of patents for its Ryan/Holmes technology, which is used primarily in treating associated gases produced from tertiary oil recovery projects. In addition to fabricating recovery plants on a turnkey basis for customers, the Company also grants licenses under this technology to customers for use in their own construction and operation of such facilities. The revenues received by the Company attributable to this technology are not material.

     The Company has a licensing agreement with Praxair under which the Company licenses technology related to the design of nitrogen rejection units, a type of cold box used in the natural gas processing industry to purify methane by the removal of nitrogen. The agreement provides for the joint marketing by the Company and Praxair of products using the licensed technology, prohibits the sale of such products to certain competitors of Praxair and may be terminated by either party upon not less than six months' notice to the other party.

RAW MATERIALS AND SUPPLIERS

     The Company manufactures most of the products it sells. The raw materials used in manufacturing include aluminum fin stock, brazing sheets, bars, plate and piping, stainless steel hollows, strip, heads, plate and piping, carbon steel heads and plate, and 9% nickel steel heads and plate. Most raw materials are available from multiple sources of supply.

     Commodity metals used by the Company have experienced fluctuations in price. The Company has generally been able to recover the costs of such price increases through its contracts with customers. The Company foresees no acute shortages of any raw materials, which would have a material adverse effect on its operations.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 1,290 employees, including approximately 340 salaried, 390 union hourly and 560 non-union hourly employees. The salaried employees included approximately 130 engineers and draft-persons and 210 other professional, technical and clerical personnel.

     The Company is a party to two collective bargaining agreements through its operating subsidiaries. The agreement of ALTEC International Limited Partnership ("ALTEC") with the International Association of Machinists and Aerospace Workers covering 296 employees expired February 7, 1998. The Company has negotiated a new three-year contract on a basis consistent with prior agreements. Process Engineering's agreement with the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers covering 91 employees expires August 27, 1999. Since the acquisition of each of its operating units, the Company has not had any work stoppages or strikes. The Company believes its employee relations are good.

FACILITIES

     The Company has nine principal manufacturing locations. The Company occupies a total of approximately 900,000 square feet, with the majority, approximately 800,000 square feet, devoted to manufacturing, assembly and storage. Of the approximately 900,000 square feet occupied, approximately 500,000 square feet are owned and 400,000 square feet are occupied under operating leases. The Company considers its manufacturing facilities sufficient to meet its current and planned operational needs. The Company leases approximately 4,500 square feet of space for its executive offices in Mayfield Heights, Ohio.

GOVERNMENT CONTRACTS

     In 1997, approximately 11.8% of the Company's revenues were derived from contracts or subcontracts with, or funded by, the United States government, mostly related to LIGO. These contracts and subcontracts contain standard provisions permitting the government to terminate them at its option, without cause. In the event of such termination, the Company is entitled to receive reimbursement on the basis of work completed (costs incurred plus a reasonable profit). In addition, these contracts and subcontracts are subject to renegotiations of profits. The Company has no knowledge of any pending or threatened renegotiations or termination of any material government contract or subcontract.

ENVIRONMENTAL MATTERS

     The Company's operations involve and have involved the handling and use of substances, such as various cleaning fluids used to remove grease from metal, that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water, and establish standards for their storage and disposal. The Company monitors and reviews its procedures and policies for compliance with environmental laws. Company management is familiar with these regulations, and supports an ongoing capital investment program to maintain the Company's adherence to required standards.

     As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for remediation of environmental conditions involving certain of its operating facilities. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site remediation efforts will not have a material adverse effect on the Company's financial position or liquidity. Approximately $2.2 million is recorded at December 31, 1997 as reserves for known environmental matters. These expenditures are expected to be made mostly in the next 18 to 24 months, if the necessary regulatory agency approvals of the Company's work plans are obtained. Although the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Except for its continuing remediative efforts described above, the Company believes that it is currently in substantial compliance with all known material and applicable environmental regulations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information as of December 31, 1997, regarding each of the Company's executive officers is set forth below:

            NAME                 AGE                         POSITION
            ----                 ---                         --------
Arthur S. Holmes.............    56     Chairman, Chief Executive Officer and a Director
James R. Sadowski............    56     President and Chief Operating Officer
Don A. Baines................    54     Chief Financial Officer, Treasurer and a Director

     ARTHUR S. HOLMES has been Chairman and Chief Executive Officer of the Company since its formation in June 1992, and was President until December 1993. He also has been President and the principal owner of Holmes Investment Services, Inc. ("HIS"), a management consulting firm, since 1989. Mr. Holmes is currently the Chairman and Chief Executive Officer of ALTEC, and served as President of ALTEC from 1985 through 1989. From 1978 through 1985, he served in a variety of management capacities for Koch Process Systems, Inc., the predecessor of Process Systems International, Inc. ("PSI"), most recently as Vice President-Manager of the Gas Processing Division. Mr. Holmes is the co-inventor of the Company's patented Ryan/Holmes technology. See "Business -- Patents and Trademarks". Mr. Holmes holds a BS and an MS in Chemical Engineering from the Pennsylvania State University and an MBA from Northeastern University.

     JAMES R. SADOWSKI has been President and Chief Operating Officer of the Company since December 1993. Prior to joining the Company, Mr. Sadowski served as Group Vice President of Parker Hannifin Corporation's Bertea Aerospace Group ("Bertea") from 1991 to 1993. Prior to his service at Bertea he served in various managerial capacities at Parker Hannifin Corporation and TRW Inc. Mr. Sadowski holds a BS in Engineering/Science from Case Institute of Technology and an MS degree from the same institution in Mechanical Engineering.

     DON A. BAINES has been Chief Financial Officer of ALTEC since 1986 and has been the Chief Financial Officer and Treasurer of the Company since its formation in June 1992. He also has served as Chief Financial Officer for HIS since 1989. From 1986 through 1989, Mr. Baines served as Vice President, Manager of Finance for ALTEC. From 1976 through 1985, Mr. Baines served in a variety of management capacities, most recently Controller, in the Process/Transport Division of the Trane Company, which included the predecessor of ALTEC. Mr. Baines is a Certified Public Accountant and holds a BBA in Accounting from St. Edward's University, Austin, Texas.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Quarterly Stock Prices and Dividends

QUARTER   HIGH     LOW     DIVIDEND
-------   ----     ---     --------
 1996
   1st    7.000    4.500     .047
   2nd   11.250    6.583     .047
   3rd   12.333    8.333     .047
   4th   11.917   10.083     .060

QUARTER   HIGH     LOW     DIVIDEND
-------   ----     ---     --------
 1997
  1st    17.083   11.333     .060
  2nd    18.417   13.250     .060
  3rd    21.500   17.375     .060
  4th    26.063   20.125     .075

     Chart Industries Common Stock is traded on the New York Stock Exchange under the symbol "CTI". The information in the table above has been adjusted to reflect the three-for-two split of the Common Stock effected as a 50% share dividend in June 1997.

     Shareholders of record on January 31, 1998 numbered 1,104. The Company estimates that an additional 3,500 shareholders own stock held for their accounts at brokerage firms and financial institutions.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                (Dollars in thousands, except per share amounts)

                                                         YEARS ENDED DECEMBER 31
                                            --------------------------------------------------
                                              1997       1996       1995      1994      1993
                                            --------   --------   --------   -------   -------
INCOME STATEMENT DATA:
Sales.....................................  $192,249   $148,400   $112,479   $84,258   $83,734
Gross profit..............................    61,240     45,002     30,775    15,808    17,779
Selling, general and administrative.......    26,206     21,745     18,108    15,020    15,865
Restructuring charge......................                                     2,151
Operating income (loss)...................    35,034     23,257     12,667    (1,363)    1,914
Net interest expense......................       350        623      1,858       996       602
Income tax expense (benefit)..............    12,057      7,605      3,746      (896)      512
Net income (loss).........................    22,627     15,029      7,063    (1,463)      800
EARNINGS PER COMMON SHARE:
Net income (loss)(1)......................  $   1.52   $   1.01   $    .47   ($  .10)  $   .05
Net income (loss) -- assuming
  dilution(1).............................  $   1.48   $    .99   $    .47   ($  .10)  $   .05
OTHER FINANCIAL DATA:
Income from continuing operations before
  income taxes, depreciation and
  amortization............................  $ 38,195   $ 25,342   $ 13,551   $   339   $ 3,385
Depreciation and amortization.............     3,511      2,708      2,742     2,698     2,073
Dividends.................................     3,858      3,002      2,787     2,764     2,793
Dividends per share(1)....................  $   .255   $    .20   $   .187   $  .187   $  .187
BALANCE SHEET DATA:
Cash, cash equivalents and restricted
  cash....................................  $ 22,095   $  9,408   $    229   $   206   $   704
Working capital...........................    37,126     12,647     17,750    15,483    19,847
Total assets..............................   128,919     81,196     66,506    54,881    48,003
Total debt................................     4,753      4,830     14,573    18,080    14,810
Long-term debt, less current portion......     4,195      4,469     12,566    16,073    13,000
Shareholders' equity......................    76,457     28,096     18,433    14,364    18,418

---------------

(1) The per-share data have been adjusted to reflect the three-for-two split of the Common Stock effected as a 50% share dividend in June 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     In 1997, Chart Industries experienced a 50.6 percent increase in net income over the prior year. A large portion of this increase can be attributed to a strong demand for industrial gas and hydrocarbon processing equipment, including heat exchangers, cold boxes, cryogenic tanks and assorted system components. Also contributing to the increase in net income in 1997 was the LIGO project, the Company's largest contract to date, on which the Company's progress at the end of 1997 was about two-thirds complete.

     The Company has seen a tremendous increase in the demand for both industrial gas and hydrocarbon processing equipment through its order bookings in the last two years. New orders in these areas were $144.7 million in 1997 compared to $131.8 million and $102.7 million in 1996 and 1995, respectively. Backlog in these two areas at December 31, 1997, totaled $108.7 million and the Company's total consolidated backlog was $127.5 million.

                 QUARTERLY BACKLOG
12/31/92                                        47.3
3/31/93                                         39.1
6/30/93                                         35.8
9/30/93                                         36.1
12/31/93                                        41.1
3/31/94                                         38.9
6/30/94                                         44.3
9/30/94                                         48.5
12/31/94                                        53.8
3/31/95                                         58.2
6/30/95                                         57.3
9/30/95                                         97.7
12/31/95                                       111.0
3/31/96                                        112.9
6/30/96                                        124.4
9/30/96                                        125.7
12/31/96                                       128.1
3/31/97                                        117.7
6/30/97                                        126.6
9/30/97                                        125.6
12/31/97                                       127.5

OPERATING RESULTS

     The following table sets forth, for the periods indicated, the percentage relationship to sales of the Company each line item represents.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Sales.......................................................  100.0%   100.0%   100.0%
Cost of products sold.......................................   68.1     69.7     72.6
Gross profit................................................   31.9     30.3     27.4
Selling, general and administrative expense.................   13.6     14.7     16.1
Operating income............................................   18.3     15.6     11.3
Interest expense, net.......................................     .2       .4      1.7
Income taxes................................................    6.3      5.1      3.3
Net income..................................................   11.8     10.1      6.3

                  YEAR ENDED DECEMBER 31, 1997, 1996, AND 1995
                             MARKET SECTOR ANALYSIS

                                                                  YEARS ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               1997         1996         1995
                                                             ---------    ---------    ---------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
SALES
  Industrial Gas Equipment.................................  $ 88,077     $ 73,945     $ 50,061
  Hydrocarbon Processing Equipment.........................    52,628       30,397       23,914
  Special Products.........................................    51,544       44,058       38,504
                                                             --------     --------     --------
          Total............................................  $192,249     $148,400     $112,479
                                                             ========     ========     ========
GROSS PROFIT
  Industrial Gas Equipment.................................  $ 26,702     $ 22,531     $ 12,301
  Hydrocarbon Processing Equipment.........................    20,763        9,976        7,882
  Special Products.........................................    13,775       12,495       10,592
                                                             --------     --------     --------
          Total............................................  $ 61,240     $ 45,002     $ 30,775
                                                             ========     ========     ========
GROSS PROFIT MARGIN
  Industrial Gas Equipment.................................      30.3%        30.5%        24.6%
  Hydrocarbon Processing Equipment.........................      39.5%        32.8%        33.0%
  Special Products.........................................      26.7%        28.4%        27.5%
          Total............................................      31.9%        30.3%        27.4%

YEARS ENDED DECEMBER 31, 1997 AND 1996

     Sales for 1997 were $192.2 million, an increase of $43.8 million or 29.5 percent over 1996. By far, the largest increase in sales occurred in the hydrocarbon processing equipment market, with 1997 sales exceeding 1996 sales by $22.2 million, of which $14.8 million was attributable to increased sales of brazed aluminum heat exchangers and the remainder to increased sales of cold box assemblies.

     Sales in the industrial gas equipment area increased $14.1 million over the prior year, almost entirely in cryogenic tanks and trailers, primarily due to the acquisition of Cryenco.

     Special products sales also increased by $7.5 million in 1997. Much of the sales improvement in this market is the result of vacuum equipment being supplied to the LIGO project, the sales of which totaled approximately $17.8 million during 1997, as well as increased sales of cryogenic components.

     Gross profit for 1997 increased $16.2 million or 36.1 percent from 1996 levels. The gross margin increased from 30.3 percent in 1996 to 31.9 percent in 1997. As in sales, a large portion of the improvement in both gross profit and in gross margin came from the hydrocarbon processing equipment market. The most dramatic improvement came as a result of increased volume and price in the brazed aluminum heat exchanger market. However, the cold box engineering and fabrication market also responded with better productivity and volume.

     Selling, general and administrative (SG&A) expense totaled $26.2 million for 1997, an increase of $4.5 million from 1996. However, as a percentage of sales, SG&A expense decreased from 14.7 percent in 1996 to 13.6 percent in 1997. This improvement is the result of increasing volume relative to the fixed overhead. The $4.5 million increase in SG&A expense is largely driven by the variable expenses of profit sharing, management incentive compensation and selling commissions, all of which are closely tied to profitability and sales levels. In addition, the acquisition of Cryenco added $1.4 million of SG&A expense during the five months its results were included in the Company's results.

     Net interest expense declined during 1997. The 1997 expense is related both to the debt resulting from the acquisition of Cryenco, which was outstanding for approximately one quarter before the proceeds from the stock offering were used to pay down all borrowings under the credit facility and the IRB which remained outstanding throughout the year.

     As a result of the continued growth of the Company's brazed aluminum heat exchanger operations and the addition of Cryenco, total employment has increased
39.5 percent to 1,290 employees. The Company believes that this increase is appropriately commensurate with the Company's annual revenue growth of 30 percent in the last three years.

YEARS ENDED DECEMBER 31, 1996 AND 1995

     Sales for 1996 were $148.4 million, an increase of $35.9 million or 31.9 percent over 1995. The largest increase in sales over 1995 came in industrial gas equipment totaling $23.9 million, with increases of $10.1 million in cryogenic tanks, $8.5 million in brazed aluminum heat exchangers, $2.9 million in cold boxes and $2.4 million in assorted cryogenic components during 1996. Sales in the hydrocarbon processing equipment area increased $6.5 million, a majority of which was in brazed aluminum heat exchanges, which were for the most part supplying an increase in the demand for ethylene-related equipment. Sales to the special products market increased in 1996. Much of the sales improvement in this market was the result of vacuum equipment being supplied to the LIGO project, which totaled approximately $13 million during 1996.

     Gross profit for 1996 increased $14.2 million or 46.2 percent from 1995 levels. The gross profit margin increased from 27.4 percent in 1995 to 30.3 percent in 1996. As in sales, a large portion of the improvement in both gross profit and in gross profit margin came from the industrial gas sector. The most significant improvement was in the cryogenic tank business, which was restructured in 1994. This business moved from a negative gross profit margin to a gross profit margin level consistent with the Company's other industrial gas products. The brazed aluminum heat exchanger market also saw large volume and price improvement in 1996.

     As the LIGO job progresses toward completion, it is having a positive effect in the special products area, where the margin percentage has grown to
28.4 percent from 27.5 percent.

     Selling, general and administrative (SG&A) costs totaled $21.7 million for 1996, an increase of $3.6 million from 1995. As a percentage of sales, SG&A has decreased from 16.1 percent in 1995 to 14.7 percent in 1996. This improvement is the result of increasing volume relative to the fixed overheads. The $3.6 million increase in expense was in support of increased sales.

     Net interest expense declined during 1996 with borrowings declining from $14.6 million to a net positive cash position. This was also the last year of amortization for the loan origination costs related to a $25 million credit agreement.

     The 1996 tax expense includes the positive effect of eliminating the deferred tax valuation allowance that related to certain tax loss carryforwards as well as the on-going benefits of several different tax credits.

1997 LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations in 1997 was $22.4 million compared to $32.9 million in 1996 and $8.8 million in 1995. As the Company takes on large orders and progresses through completion, there could be large fluctuations in cash flows depending on negotiated payment terms with customers. The Company is currently well positioned in regard to working capital needs, due to large progress payments by its customers and net income which offsets the need for additional inventory to complete the Company's higher level of backlog.

     Capital expenditures in 1997, 1996, and 1995 were $7.1 million, $4.9 million and $2.1 million, respectively. The 1997 and 1996 capital expenditures relate mainly to the expansion of capacity in the brazed aluminum heat exchanger operation, as well as general throughput enhancing expenditures at the Company's other operations. The 1995 expenditures included the leasehold improvements and various machinery and equipment purchases for the Company's initial operation at Chart Coastal Fabrication, along with various productivity-enhancing machinery and equipment throughout all of the Company's facilities.

     On July 31, 1997, the Company acquired all of the outstanding shares of Cryenco, a Denver, Colorado based manufacturer of cryogenic tanks and related products for the transportation, storage and dispensing of LNG and liquefied argon, oxygen, and nitrogen. Consideration for the acquisition included the payment of $19.6 million to purchase the Company's outstanding common stock and certain warrants of Cryenco, the payment of $685,000 to redeem its outstanding preferred stock, and the assumption of approximately $6.2 million in indebtedness for borrowed money. The Company also assumed Cryenco's obligations under other warrants, which were converted into warrants to purchase Common Stock of the Company, and are recorded in the Company's accounts at an estimated fair value of $436,000.

     The Company has completed a preliminary assessment of its exposure to the "year 2000" computer problem. Based on this assessment, the Company believes that no critical software systems will be impacted by this situation as the systems currently in use are either already "year 2000" compliant or are scheduled for upgrade in 1998 to compliant versions. The Company expects the costs of these upgrades to be minimal as they are generally covered in the Company's standard maintenance contracts. Although the Company believes that it is taking appropriate precautions against disruption of its systems due to the "year 2000" problem, there can be no assurance that the Company's suppliers and customers will not be adversely affected by the "year 2000" problem. Any resulting systems failures or interruptions at the Company's suppliers or customers could have a material adverse effect on the Company's business, financial conditions and operating results.

     The Company completed a stock offering on October 9, 1997. Of the 3,220,000 shares of Common Stock sold, 1,720,000 were offered by the Company and 1,500,000 were offered by certain stockholders. Consideration for the sale of all shares sold in the offering (excluding underwriter discounts and expenses) was $21.00 per share. The proceeds to the Company from the stock sale were used to repay the outstanding borrowings under the Company's $45 million credit facility ("the Credit Facility").

     In November 1996, the Board of Directors authorized a program to repurchase 1,000,000 shares of the Company's Common Stock. The amount and timing of share purchases will depend on market conditions, share price, and other factors. The Company reserves the right to discontinue the repurchase program at any time. In 1997 and 1996, 375,150 and 219,450 shares, respectively, were acquired under the program. All treasury shares were retired during 1997.

     Management believes that cash generated by operations, borrowings under the Credit Facility, which now extends through June 1999, and access to capital markets will be sufficient to satisfy its working capital, dividend, capital expenditure, and debt repayment requirements and finance continued growth through acquisition.

     Dividends totaling $3.9 million, or $.255 per share, $3.0 million or $.20 per share and $2.8 million or $.19 per share were paid during 1997, 1996 and 1995, respectively. Any future declarations of dividends are at the sole discretion of the Company's Board of Directors. No assurance can be given as to whether dividends may be declared in the future, and if declared, the amount and timing of such dividends.

FORWARD-LOOKING STATEMENTS

     The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, business and market conditions; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) ability of the Company to identify, consummate and integrate the operations of suitable acquisition targets; (f) ability of the Company to manage its fixed-price contract exposure; (g) its relations with its employees; (h) the extent of product liability claims asserted against the Company; (i) variability in the Company's operating results; (j) the ability of the Company to attract and retain key personnel; (k) the costs of compliance with environmental matters; and (l) the ability of the Company to protect its proprietary information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Chart Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            /s/ ERNST & YOUNG LLP

Cleveland, Ohio
February 2, 1998

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 1997         1996
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................   $ 22,095      $ 4,304
  Restricted cash...........................................                   5,104
  Accounts receivable, net of allowances of $707 and $329...     31,636       25,922
  Inventories, net..........................................     25,617       21,727
  Unbilled contract revenue.................................      2,520        1,402
  Deferred income taxes.....................................      2,134        1,365
  Prepaid expenses..........................................        847          863
                                                               --------      -------
TOTAL CURRENT ASSETS........................................     84,849       60,687
Property, plant and equipment, net..........................     27,241       17,882
Goodwill, net...............................................     15,698        1,722
Other intangible assets.....................................      1,131          905
                                                               --------      -------
TOTAL ASSETS................................................   $128,919      $81,196
                                                               ========      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................   $  8,911      $ 8,582
  Customer advances.........................................     13,710       12,698
  Billings in excess of contract revenue....................      3,030       11,444
  Accrued salaries, wages and benefits......................      9,340        6,810
  Contract and warranty reserves............................      4,809        4,710
  Accrued expenses and other liabilities....................      7,365        3,435
  Current portion of long-term debt.........................        558          361
                                                               --------      -------
TOTAL CURRENT LIABILITIES...................................     47,723       48,040
Long-term debt..............................................      4,195        4,469
Deferred income taxes.......................................        544          591
SHAREHOLDERS' EQUITY
  Preferred stock, 1,000,000 shares authorized, none issued
     or outstanding
  Common stock, par value $.01 per share -- 30,000,000
     shares authorized, 16,187,673 and 15,304,800 shares
     issued at December 31, 1997 and 1996, respectively.....        162          102
  Additional paid-in capital................................     42,787       18,118
  Retained earnings.........................................     33,508       14,321
  Treasury stock, at cost, 543,878 shares at December 31,
     1996...................................................                  (4,445)
                                                               --------      -------
                                                                 76,457       28,096
                                                               --------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................   $128,919      $81,196
                                                               ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEARS ENDED DECEMBER 31
                                                             -----------------------------------------
                                                                1997           1996           1995
                                                             -----------    -----------    -----------
                                                             (DOLLARS AND SHARES IN THOUSANDS, EXCEPT
                                                                        PER SHARE AMOUNTS)
Sales......................................................   $192,249       $148,400       $112,479
Cost of products sold......................................    131,009        103,398         81,704
                                                              --------       --------       --------
Gross profit...............................................     61,240         45,002         30,775
Selling, general and administrative expenses...............     26,206         21,745         18,108
                                                              --------       --------       --------
Operating income...........................................     35,034         23,257         12,667
Interest expense -- net....................................       (350)          (623)        (1,858)
                                                              --------       --------       --------
Income before income taxes.................................     34,684         22,634         10,809
Income tax expense (benefit):
  Current..................................................     12,874          8,566          4,556
  Deferred.................................................       (817)          (961)          (810)
                                                              --------       --------       --------
                                                                12,057          7,605          3,746
                                                              --------       --------       --------
Net income.................................................   $ 22,627       $ 15,029       $  7,063
                                                              ========       ========       ========
Net income per share.......................................   $   1.52       $   1.01       $    .47
                                                              ========       ========       ========
Shares used in per share calculations......................     14,891         14,917         14,912
                                                              ========       ========       ========
Net income per share -- assuming dilution..................   $   1.48       $    .99       $    .47
                                                              ========       ========       ========
Shares used in per share calculations -- assuming
  dilution.................................................     15,240         15,186         15,098
                                                              ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            ADDITIONAL   RETAINED                   TOTAL
                                       SHARES      COMMON    PAID-IN     EARNINGS    TREASURY   SHAREHOLDERS'
                                     OUTSTANDING   STOCK     CAPITAL     (DEFICIT)    STOCK        EQUITY
                                     -----------   ------   ----------   ---------   --------   -------------
                                           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at January 1, 1995.........     9,885       $100     $16,916      $(1,940)   $  (712)      $14,364
  Net income.......................                                         7,063                    7,063
  Dividends ($.187 per share)......                                        (2,787)                  (2,787)
  Treasury stock acquisitions......       (97)                                          (664)         (664)
  Stock options, net of tax
     benefit.......................        97          1          68          (40)       150           179
  Contribution of treasury stock to
     employee benefit plans........        46                     40           (2)       240           278
                                       ------       ----     -------      -------    -------       -------
Balance at December 31, 1995.......     9,931        101      17,024        2,294       (986)       18,433
  Net income.......................                                        15,029                   15,029
  Dividends ($.20 per share).......                                        (3,002)                  (3,002)
  Treasury stock acquisitions......      (255)                                        (3,732)       (3,732)
  Stock options, net of tax
     benefit.......................       115          1         737                      28           766
  Contribution of treasury stock to
     employee benefit plans........        50                    357                     245           602
                                       ------       ----     -------      -------    -------       -------
Balance at December 31, 1996.......     9,841        102      18,118       14,321     (4,445)       28,096
  Net income.......................                                        22,627                   22,627
  Dividends ($.255 per share)......                                        (3,858)                  (3,858)
  Treasury stock acquisitions......      (252)                                        (5,646)       (5,646)
  Stock options, net of tax
     benefit.......................        39          1                      469                      470
  Conversion of Cryenco warrants...                              436                                   436
  Three for two stock split........     4,809         51                      (51)
  Contribution of stock to employee
     benefit plans.................        31                    571                      95           666
  Stock offering...................     1,720         17      33,649                                33,666
  Retirement of treasury shares....                   (9)     (9,987)                  9,996
                                       ------       ----     -------      -------    -------       -------
Balance at December 31, 1997.......    16,188       $162     $42,787      $33,508    $    --       $76,457
                                       ======       ====     =======      =======    =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                 (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................  $22,627    $15,029    $ 7,063
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    3,511      2,708      2,742
     Deferred income taxes..................................     (817)      (961)      (810)
     Contribution of treasury stock to employee benefit
       plans................................................      666        602        278
     Increase (decrease) in cash resulting from changes in
       operating assets and liabilities:
       Accounts receivable..................................     (323)       692     (6,720)
       Inventory and other current assets...................      126     (1,383)    (3,779)
       Accounts payable and accrued liabilities.............    4,040      5,468      4,042
       Billings in excess of contract revenue and customer
          advances..........................................   (7,402)    10,707      6,022
                                                              -------    -------    -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.................  22,428..    32,862      8,838
INVESTING ACTIVITIES
  Capital expenditures......................................   (7,140)    (4,868)    (2,111)
  Acquisition of Cryenco, net of cash acquired..............  (20,128)
  Acquisition of the PSI building...........................              (3,578)
  Other investing activities................................      195        474         75
                                                              -------    -------    -------
  NET CASH USED IN INVESTING ACTIVITIES.....................  (27,073)    (7,972)    (2,036)
FINANCING ACTIVITIES
  Principal payments on long-term debt......................     (550)    (3,243)    (2,007)
  Repayments on credit facility.............................  (54,750)   (44,750)   (40,500)
  Borrowings on credit facility.............................   48,000     33,250     39,000
  Borrowing under Industrial Revenue Bond...................               5,000
  Purchase of treasury stock................................   (5,646)    (3,732)      (664)
  Stock offering............................................   33,666
  Stock options exercised...................................      470        766        179
  Dividends paid to shareholders............................   (3,858)    (3,002)    (2,787)
                                                              -------    -------    -------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......   17,332    (15,711)    (6,779)
                                                              -------    -------    -------
Net increase in cash and cash equivalents...................   12,687      9,179         23
Cash and cash equivalents at beginning of year..............    9,408        229        206
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $22,095    $ 9,408    $   229
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A -- NATURE OF OPERATIONS

     The Company is involved in the engineering and manufacturing of industrial equipment and systems for the cryogenic and process industries and various research applications. Substantially all of the Company's sales and trade accounts receivable are related to the air separation, hydrocarbon and chemical processing and power generation industries and laboratories related to space and high physics research located throughout the world. To reduce credit risk for both foreign and domestic sales the Company requires customer advances, letters of credit and other such guarantees of payment. Sales to U.S. government funded projects accounted for 12%, 11% and 5% of consolidated sales in 1997, 1996 and 1995, respectively.

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Certain items in previous financial statements have been reclassified to conform to 1997 presentation.

     Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The December 31, 1997 balance includes commercial paper, money market investments, overnight repurchases and cash.

     Goodwill and Other Intangible Assets: All intangible assets are carried at cost less applicable amortization. Goodwill represents the excess of purchase price over the fair value of the individual assets and liabilities acquired in an acquisition. Goodwill is amortized on the straight-line method over the periods of expected benefit, but not in excess of 40 years. Total amortization of all intangibles was $376,000, $507,000, and $499,000 in 1997, 1996 and 1995,
respectively. The accumulated amortization included in the amounts on the balance sheet is $745,000 and $387,000 at December 31, 1997 and 1996, respectively.

     Inventories: Inventories are stated at the lower of cost or market with cost being determined by both the last-in, first-out ("LIFO") method (approximately 54 percent and 75 percent of total inventory at December 31, 1997 and 1996, respectively), and the first-in, first-out ("FIFO") method. The components of inventory on a first-in, first-out basis are as follows:

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                  (DOLLARS IN
                                                                   THOUSANDS)
Raw materials and supplies..................................  $12,971     $11,507
Work in process.............................................   11,992      10,536
Finished goods..............................................      922          25
LIFO reserve................................................     (268)       (341)
                                                              -------     -------
                                                              $25,617      21,727
                                                              =======     =======

     Stock Split: All shares of common stock (except for the shares outstanding in the Consolidated Statements of Shareholders' Equity) and per share amounts have been adjusted to give retroactive effect to a three-for-two stock split effected in the form of a 50% stock dividend distributed on June 30, 1997 to shareholders of record on June 16, 1997.

     Anticipated Effect of Yet To Be Adopted Accounting Statements: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an enterprise and Related Information (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED products and services, geographic areas, and major customers. The Company will adopt the new requirements retroactively in 1998 but has not yet completed its assessment of the effect of the adoption of this statement on the Company's reporting.

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

                                                                          DECEMBER 31
                                                                       ------------------
              CLASSIFICATION                 EXPECTED USEFUL LIFE       1997       1996
              --------------                -----------------------    -------    -------
Land and buildings........................  20-35 years (buildings)    $11,992    $10,831
Machinery and equipment...................  3-12 years                  26,415     14,724
Furniture and fixtures....................  3-5 years                    3,831      2,256
Construction in process...................                                 794      2,793
                                                                       -------    -------
                                                                        43,032     30,604
Less accumulated depreciation.............                             (15,791)   (12,722)
                                                                       -------    -------
Total Property, Plant and Equipment.......                             $27,241    $17,882
                                                                       =======    =======

     Property, plant and equipment along with the intangible assets are periodically evaluated for impairment. The Company assesses impairment for each of its operating units by measuring future cash flows against the carrying value of these long-lived assets. If the future undiscounted cash flows are less than the carrying amount, an impairment reserve is recorded.

     Revenue Recognition: The Company uses the percentage of completion method of accounting for significant contracts. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs after giving effect to the most recent estimates of total cost. Earned revenue on jobs in process totaled $69.9 million. Timing of amounts billed on contracts varies greatly from contract to contract causing high variation in working capital needs. Amounts billed on percentage completion jobs in process total $70.3 million. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claim and change order revenue, if any. Losses expected to be incurred on jobs in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Otherwise, revenue is recognized when the products are completed or shipped.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates especially in regard to the percentage of completion method of revenue recognition.

     Deferred Income Taxes: The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial reporting and the consolidated tax return in accordance with the liability method.

     Net Income Per Share: In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         1997       1996       1995
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Numerator:
  Net income:.........................................  $22,627    $15,029    $ 7,063
Denominator:
  Denominator for basic earnings per share -- weighted
     average shares...................................   14,891     14,917     14,912
Effect of dilutive securities:
  Employee stock options and warrants.................      349        269        186
                                                        -------    -------    -------
Dilutive potential common shares......................   15,240     15,186     15,098
                                                        =======    =======    =======
Net income per share..................................  $  1.52    $  1.01    $   .47
                                                        =======    =======    =======
Net income per share -- assuming dilution.............  $  1.48    $   .99    $   .47
                                                        =======    =======    =======

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

NOTE C -- LONG-TERM DEBT

     The Company currently maintains a consolidated credit and revolving loan facility ("Facility") which provides for loans of up to $45 million, of which $15 million may be available for the issuance of letters of credit and bank guarantees. The Company had no borrowings at December 31, 1997. The Facility extends to June 30, 1999. The Facility provides the bank with a secured interest in substantially all of the property, plant and equipment of the Company.

     Under the terms of the Facility, loans (including draws under any proposed letters of credit) will bear interest, at the Company's option, at a rate equal to the bank's base rate (8.50 percent at December 31, 1997) or LIBOR plus 1.25 percent per annum. Based on the Company's financial position, the Company and its banks have agreed to adjust the LIBOR differential on a set schedule. The Company is also required to pay a commitment fee of .375% per annum on the unused portion of the Facility, payable quarterly in arrears.

     The Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the maintenance of certain financial ratios on a consolidated basis such as: minimum current ratio, minimum net worth, maximum leverage, minimum interest coverage ratio and minimum fixed charge ratio. As of December 31, 1997, the Company was in compliance with all covenants and conditions. The Company has outstanding letters of credit and bank guarantees totaling $4,961,000 all backed up by the Facility.

     As part of the expansion of the ALTEC facility, the Company issued Industrial Development Revenue Bonds (IRB) totaling $5 million during 1996 ($4.4 million and $4.8 million outstanding at December 31, 1997 and 1996, respectively). The bonds are collateralized by the equipment related to the expansion. These notes pay interest at 6.3 percent and have maturities in the next five years as follows: 1998 -- $405,000; 1999 -- $431,000;
2000 -- $459,000, 2001 -- $489,000, and 2002 -- $521,000 and a final maturity in
2006.

     Interest paid was $709,000 in 1997, $688,000 in 1996, and $1,799,000 in
1995.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE D -- ACQUISITION OF CRYENCO SCIENCES, INC. ("CRYENCO")

     On July 31, 1997, the Company acquired all of the outstanding shares of Cryenco, a Denver, Colorado based manufacturer of cryogenic tanks and related products for the transportation, storage and dispensing of LNG and liquefied argon, oxygen, and nitrogen. Consideration for the acquisition included the payment of $19.6 million to purchase the Company's outstanding common stock and certain warrants of Cryenco, the payment of $685,000 to redeem its outstanding preferred stock, and the assumption of approximately $6.2 million in indebtedness for borrowed money. The Company also assumed Cryenco's obligations under other warrants, which were converted into warrants to purchase Common Stock of the Company, and are recorded as additional paid-in capital at an estimated fair value of $436,000. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. This treatment resulted in approximately $14.3 million of cost in excess of net assets acquired (goodwill). Such excess is being amortized on a straight-line basis over 40 years. Cryenco's results of operations have been included in the consolidated results of operations since the date of acquisition.

     The unaudited pro forma results of operations for 1997 and 1996, assuming consummation of the acquisition as of January 1, 1996, are as follows:

                                                         1997              1996
                                                       --------          --------
                                                         (DOLLARS IN THOUSANDS)
Sales................................................  $208,540          $179,048
Net income...........................................    22,255            14,437
Net income per share.................................      1.49               .97
Net income per share -- assuming dilution............      1.46               .95

NOTE E -- INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of $807,000 that expire in years 2003 through 2006. These carryforwards resulted from the Company's 1991 acquisition of Process Engineering and are subject to Separate Return Limitation Year (SRLY) and Section 382 limitations imposed by the Internal Revenue Service Code of 1986, as amended, and the regulations thereunder. Significant components of the Company's deferred tax liabilities and assets are as follows:

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE E -- INCOME TAXES -- CONTINUED

                                                                       DECEMBER 31
                                                             --------------------------------
                                                              1996                      1995
                                                             ------                    ------
                                                                  (DOLLARS IN THOUSANDS)
Deferred tax liabilities:
  Property, plant and equipment...........................   $2,315                    $1,506
  Inventory...............................................    1,292                     1,243
  Other -- net............................................      417                       159
                                                             ------                    ------
          TOTAL DEFERRED TAX LIABILITIES..................   $4,024                    $2,908
                                                             ======                    ======
Deferred tax assets:
  Accruals and reserves...................................   $5,323                    $3,332
  Net operating loss carryforwards........................      282                       322
  Other -- net............................................        9                        28
                                                             ------                    ------
          TOTAL DEFERRED TAX ASSETS.......................   $5,614                    $3,682
                                                             ======                    ======

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                             1997          1996         1995
                                                            -------       ------       ------
                                                                 (DOLLARS IN THOUSANDS)
Current:
  Federal.................................................  $11,908       $7,936       $4,015
  State...................................................      966          630          541
                                                            -------       ------       ------
                                                             12,874        8,566        4,556

Deferred:
  Federal.................................................     (750)        (850)        (644)
  State...................................................      (67)        (111)        (166)
                                                            -------       ------       ------
                                                               (817)        (961)        (810)
                                                            -------       ------       ------
                                                            $12,057       $7,605       $3,746
                                                            =======       ======       ======

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                             YEARS ENDED DECEMBER 31
                                            ---------------------------------------------------------
                                                  1997                 1996                1995
                                            -----------------    ----------------    ----------------
                                            AMOUNT    PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                                            -------   -------    ------   -------    ------   -------
                                                             (DOLLARS IN THOUSANDS)
Tax at U.S. statutory rates...............  $12,139   35.0%      $7,922   35.0%      $3,684   34.0%
State income taxes, net of federal tax
  benefit.................................      584     1.7        337      1.5        248      2.3
Reversal of valuation allowance...........                        (370)    (1.6)
Federal tax benefit of Foreign Sales
  Corp....................................     (528)   (1.5)      (213)     (.9)      (122)    (1.1)
Other -- net..............................     (138)    (.4)       (71)     (.4)       (64)     (.5)
                                            -------    ----      ------    ----      ------    ----
                                            $12,057   34.8%      $7,605   33.6%      $3,746   34.7%
                                            =======    ====      ======    ====      ======    ====

     The Company paid approximately $11.1 million, $8 million and $3.1 million in income taxes in 1997, 1996 and 1995, respectively.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE F -- EMPLOYEE BENEFIT PLANS

     The Company has two defined benefit pension plans which cover certain hourly and salary employees. The plan benefits are based on either an average of the employee's compensation for certain periods during their employment or fixed amounts per year of service as negotiated with the employees' collective bargaining unit. The Company's funding policy is to contribute at least the minimum funding amounts required by law. Plan assets consist primarily of U.S. Treasury notes and corporate stocks and bonds.

     The actuarially computed combined pension cost included the following components for the years ended December 31:

                                                               1997     1996     1995
                                                              ------   ------   ------
                                                               (DOLLARS IN THOUSANDS)
Service cost................................................  $ 321    $ 281    $ 204
Interest cost...............................................    336      302      264
Actual return on plan assets................................   (574)    (290)    (530)
Net amortization and deferrals..............................    265       18      296
                                                              -----    -----    -----
TOTAL PENSION COST..........................................  $ 348    $ 311    $ 234
                                                              =====    =====    =====

     The following table sets forth the funded status and amounts recognized in the balance sheets as of December 31:

                                                         ASSETS EXCEED         ACCUMULATED
                                                          ACCUMULATED            BENEFITS
                                                            BENEFITS          EXCEED ASSETS
                                                        ----------------     ----------------
                                                         1997      1996       1997      1996
                                                        ------    ------     ------    ------
                                                               (DOLLARS IN THOUSANDS)
Actuarial present value of benefit obligation
  Vested benefit obligation...........................  $2,238    $2,047     $1,565    $1,299
                                                        ======    ======     ======    ======
  Accumulated benefit obligation......................  $2,330    $2,140     $1,866    $1,544
                                                        ======    ======     ======    ======
Projected benefit obligation..........................  $3,500    $3,115     $1,866    $1,544
Plan assets at fair value.............................   3,529     3,129      1,584     1,272
                                                        ------    ------     ------    ------
Plan assets in excess of (under) projected benefit
  obligation..........................................      29        14       (282)     (272)
Unrecognized prior service cost.......................                          162       173
Unrecognized net actuarial loss/(gain)................     788       766       (162)      (45)
                                                        ------    ------     ------    ------
PREPAID ASSETS (LIABILITIES)..........................  $  817    $  780     $ (282)   $ (144)
                                                        ======    ======     ======    ======

     The assumptions used in determining pension cost and funded status information are as follows:

                                                              1996    1995
                                                              ----    ----
Discount rate...............................................    7%      7%
Rate of increase in compensation............................  4-5%    4-5%
Expected long-term rate of return on assets.................    8%      8%

     The Company has defined contribution savings plans that cover most of its employees. Company contributions to the plans are based on employee contributions and the level of Company match and discretionary contributions. Expenses under the plans totaled $1,314,000, $1,127,000, and $907,000 for the years 1997, 1996 and 1995, respectively.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE G -- STOCK OPTION PLANS

     In July 1992, the Company adopted a Key Employee Stock Option Plan which provides for the granting of options to purchase shares of Common Stock to certain key employees of the Company. In May 1997, shareholders approved an increase in the amount of shares authorized for the Plan of 375,000 shares of Common Stock. Nonqualified stock options are exercisable for up to 10 years at an option price determined by the Compensation Committee of the Board of Directors.

     Certain information for 1997, 1996 and 1995 relative to the Key Employee Stock Option Plan is summarized below:

                                            1997                   1996                   1995
                                    --------------------   --------------------   --------------------
                                                WEIGHTED               WEIGHTED               WEIGHTED
                                                AVERAGE                AVERAGE                AVERAGE
                                     NUMBER     EXERCISE    NUMBER     EXERCISE    NUMBER     EXERCISE
                                    OF SHARES    PRICE     OF SHARES    PRICE     OF SHARES    PRICE
                                    ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year............................   486,750     $ 5.72     453,497     $ 1.76     500,703     $ 1.76
Granted...........................   171,806      19.63     180,000       9.39     101,250       4.00
Exercised.........................   (31,190)      5.82    (146,747)      1.07    (145,456)       .17
Expired or canceled...............    (3,000)     10.58          --                 (3,000)      3.67
                                     -------     ------    --------     ------    --------     ------
Outstanding at end of year........   624,366     $ 9.52     486,750     $ 5.72     453,497     $ 1.76
                                     =======     ======    ========     ======    ========     ======
Exercisable at end of year........   215,066                128,250                208,997
                                     =======               ========               ========
Weighted-average fair value of
  options granted during the
  year............................               $ 7.72                 $ 3.69                 $ 1.57
                                                 ======                 ======                 ======
Participants at end of year.......        57                     35                     32
                                     =======               ========               ========
Available for future grant at end
  of year.........................   240,851                 34,658                 64,658
                                     =======               ========               ========

     Exercise prices for options outstanding as of December 31, 1997 ranged from $.12 to $38.67. The weighted-average remaining contractual life of those options is 7.8 years. Certain information for ranges of exercise prices is summarized below:

                                                         OUTSTANDING                   EXERCISABLE
                                              ----------------------------------   --------------------
                                                             WEIGHTED AVERAGE                  WEIGHTED
                                                          ----------------------               AVERAGE
                  EXERCISE                     NUMBER     EXERCISE   CONTRACTUAL    NUMBER     EXERCISE
                   PRICE                      OF SHARES    PRICE        LIFE       OF SHARES    PRICE
                  --------                    ---------   --------   -----------   ---------   --------
Less than $10...............................   359,500     $ 4.45        6.8       183,700      $ 3.80
Equal to or greater than $10................   264,866      16.40        9.1        31,366       14.78

     In May 1996, the shareholders approved the 1996 Outside Directors Stock Option Plan, which provides for the granting of options to purchase up to 112,500 shares of Common Stock. The option price for options granted under the Plan to outside directors will be equal to the fair market value of a share of Common Stock on the date of grant and will be exercisable for a period of ten years from the date of grant exercisable in 33.3% increments on each of the first through the third anniversaries of the date of grant.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE G -- STOCK OPTION PLANS -- CONTINUED
     Certain information for 1997, 1996 and 1995 relative to the Outside Directors Stock Option Plans is summarized below:

                                              1997                   1996                   1995
                                      --------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                       NUMBER     EXERCISE    NUMBER     EXERCISE    NUMBER     EXERCISE
                                      OF SHARES    PRICE     OF SHARES    PRICE     OF SHARES    PRICE
                                      ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year....    34,998     $ 3.94      45,000     $ 2.86      30,000     $ 2.67
Granted.............................    22,500      15.61      15,000       5.25      15,000       3.25
Exercised...........................   (15,000)      4.06     (25,002)      2.79
Expired or canceled.................
                                       -------     ------     -------     ------     -------     ------
Outstanding at end of year..........    42,498     $10.08      34,998     $ 3.94      45,000     $ 2.86
                                       =======     ======     =======     ======     =======     ======
Exercisable at end of year..........    10,000                      0                 10,000
                                       =======                =======                =======
Weighted-average fair value of
  options granted during the year...               $ 4.55                 $ 1.52                 $  .94
                                                   ======                 ======                 ======
Participants at end of year.........         3                      2                      2
                                       =======                =======                =======
Available for future grant at end of
  year..............................    75,000                 97,500                 60,000
                                       =======                =======                =======

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation", which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rates of 6.7 percent; dividend yields of 2 percent;
volatility factors of the expected market price of the Company's common stock of
 .38; and a weighted-average expected life of the option of six (6) years for key employee options and three (3) years for outside directors options.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's Key Employee and Outside Directors stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of these stock options.

     The Company's pro forma disclosures showing the estimated fair value of the options, amortized to expense over the options' vesting period are as follows (in thousands except for earnings per share information):

                                                        1997       1996       1995
                                                       -------    -------    ------
Pro forma net income.................................  $22,321    $14,971    $7,051
Pro forma net income per share.......................  $  1.50    $  1.00    $  .47
Pro forma net income per share -- assuming
  dilution...........................................  $  1.46    $   .99    $  .47

     Because FASB Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE H -- LEASE COMMITTMENTS

     The Company had $1,533,000, $774,000 and $800,000 of rental expenses in 1997, 1996 and 1995, respectively. At December 31, 1997, future minimum lease payments for non-cancelable operating leases for the next five years totaled $6.5 million and are payable as follows: 1998 -- $1,836,000; 1999 -- $1,723,000;
2000 -- $1,215,000; 2001 -- $928,000; and 2002 -- $846,000.

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

     As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site remediation efforts will not be material to the financial position or liquidity of the Company. Approximately $2.2 million for these costs is recorded in accrued liabilities at December 31, 1997 for known environmental matters. These expenditures are expected to be made mostly in the next 18 to 24 months, if the necessary regulatory agency approvals of the Company's work plans are obtained. Though the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Otherwise, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.

NOTE J -- QUARTERLY DATA (UNAUDITED)

     Selected quarterly data for the years ended December 31, 1997 and 1996 are as follows:

                                                      YEAR ENDED DECEMBER 31, 1997
                                          ----------------------------------------------------
                                           FIRST     SECOND      THIRD     FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                          -------    -------    -------    -------    --------
                                                         (DOLLARS IN THOUSANDS)
Sales...................................  $42,440    $41,758    $51,939    $56,112    $192,249
Gross profit............................   12,168     13,474     16,661     18,937      61,240
Operating income........................    6,782      7,148      9,305     11,799      35,034
Net income..............................    4,481      4,701      5,791      7,654      22,627
Net income per share....................      .31        .33        .40        .48        1.52
Net income per share -- assuming
  dilution..............................      .30        .32        .39        .47        1.48

                                                      YEAR ENDED DECEMBER 31, 1996
                                          ----------------------------------------------------
                                           FIRST     SECOND      THIRD     FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                          -------    -------    -------    -------    --------
                                                         (DOLLARS IN THOUSANDS)
Sales...................................  $34,727    $30,612    $37,970    $45,091    $148,400
Gross profit............................   10,017      9,784     11,277     13,924      45,002
Operating income........................    5,110      5,401      5,951      6,795      23,257
Net income..............................    3,209      3,548      3,813      4,459      15,029
Net income per share....................      .22        .24        .26        .30        1.01
Net income per share -- assuming
  dilution..............................      .21        .23        .25        .29         .99

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE K -- SUBSEQUENT EVENT (UNAUDITED)

     On March 5, 1998 the Company signed a definitive agreement with IMI plc, a major international engineering group, to acquire the Industrial Heat Exchanger ("IHE") division of IMI Marston Limited, a wholly-owned subsidiary of IMI plc. Under the terms of the agreement, the Company has formed a wholly-owned subsidiary in the U.K., Chart Marston Limited, to acquire the assets of IHE for approximately $34.6 million in cash. The Company anticipates closing the acquisition on or before March 27, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the registrant's definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on April 30, 1998 (the "1998 Proxy Statement") is incorporated herein by reference. Information regarding executive officers of the registrant is set forth in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to "Election of Directors" and "Executive Compensation" in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated herein by reference to "Stock Ownership of Principal Holders and Management" in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   Report of Independent Auditors..............................      14
         Consolidated Balance Sheets at December 31, 1997 and 1996...      15
         Consolidated Statements of Income for the Years Ended
           December 31, 1997, 1996 and 1995..........................      16
         Consolidated Statements of Shareholders' Equity for the
           Years Ended December 31, 1997, 1996 and 1995..............      17
         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1997, 1996 and 1995..........................      18
         Notes to Consolidated Financial Statements..................      19

(a)(2)   Exhibits
         See the Index to Exhibits at page E-1 of this Form 10-K
           Annual Report.

(b)      Financial Statement Schedules.
         No financial statement schedules required.

(c)      Reports on Form 8-K.

     First Amendment to Credit Agreement, dated as of October 8, 1997, among the Company, ALTEC, ALTEC, Inc., Chart Management Company, Inc., Chart Industries Foreign Sales Corporation, Greenville Tube Corporation, PSI and Cryenco, National City Bank and NBD Bank; (the "Banks"); and National City as Agent for the Banks, reported on Current Report on Form 8-K dated October 8, 1997 (File No. 1-11442).

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

Date: March 19, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                              /s/ ARTHUR S. HOLMES
------------------------------------------------------
                               Arthur S. Holmes,
                       Chairman & Chief Executive Officer
                                 and a Director
                         (Principal Executive Officer)

                           /s/ ROBERT G. TURNER, JR.
------------------------------------------------------
                             Robert G. Turner, Jr.
                                    Director

                               /s/ DON A. BAINES
------------------------------------------------------
                                 Don A. Baines,
                       Chief Financial Officer, Treasurer
                                 and a Director
                         (Principal Financial Officer &
                         Principal Accounting Officer)

                            /s/ RICHARD J. CAMPBELL
------------------------------------------------------
                              Richard J. Campbell,
                                    Director

                           /s/ LAZZARO G. MODIGLIANI
------------------------------------------------------
                             Lazzaro G. Modigliani,
                                    Director

Date: March 19, 1998

                                 EXHIBIT INDEX

                                                                           SEQUENTIAL
EXHIBIT NO.                          DESCRIPTION                              PAGE
-----------                          -----------                           ----------
   2.1       Plan and Agreement of Merger, dated April 30, 1997, by and among the Company, Greenville Tube Corporation, Chart
             Acquisition Company, Inc. and Cryenco Sciences, Inc.........      (G)
   3.1       Amended and Restated Certificate of Incorporation of the
             Company as filed with the Secretary of State of Delaware on
             December 3, 1992............................................      (A)
   3.2       Amended and Restated By-Laws of the Company.................      (A)
   4.1       Specimen certificate of the Company's Common Stock..........      (B)
   4.2       Form of Warrant Agreements of various dates, between Cryenco and various warrant holders with respect to warrants to
             purchase 111,165 shares having exercise prices ranging from
             $18.18 to $47.88............................................      (G)
   4.3       Form of Amendment No. 1 to Warrant Agreement between Cryenco
             and Chart and various warrant holders.......................      (G)
   4.4       Form of Warrant Certificate.................................
  10.2       Form of Indemnity Agreement of the Company..................      (B)
 *10.4       Key Employees Stock Option Plan of the Company..............      (B)
  10.5       1994 Stock Option Plan for Outside Directors of the
             Company.....................................................      (C)
  10.5.1     1995 Stock Option Plan for Outside Directors of the
             Company.....................................................      (D)
  10.5.2     1996 Stock Option Plan for Outside Directors of the
             Company.....................................................      (E)
  10.5.3     1997 Stock Option and Incentive Plan........................      (F)
  10.5.4     1997 Stock Bonus Plan.......................................      (F)
  10.6       License Agreement by and between PSI and Koch Industries,
             Inc., dated August 30, 1991, relating to the Ryan/Holmes
             Technology..................................................      (B)
  10.8       Lease by and between Koch Process Systems, Inc. and PSI,
             dated August 1991...........................................      (B)
  10.12      Employment Agreement by and between Charles E. Downs and
             Greenville Tube dated March 4, 1991.........................      (B)
  10.13      1989-1992 Labor Agreement by and between ALTEC and District
             Lodge 66 of the International Association of Machinists and
             Aerospace Workers, AFL-CIO, dated March 30, 1989, as
             extended by 1992-1995 Labor Agreement Extension, dated
             January 29, 1991 and by 1995-1998 Labor Agreement Extension
             dated March 16, 1995........................................      (D)
  10.14      Agreement by and between Process Engineering and The
             International Brotherhood of Boilermakers, Iron Ship
             Builders, Blacksmiths, Forgers & Helpers Local Lodge No. 752
             of the AFL-CIO, effective July 21, 1996.....................      (E)
  10.16      Credit Agreement among the Company and National City Bank,
             as agent....................................................      (G)
  10.16.1    First Amendment to Credit Agreement among the Company and
             National City Bank, as agent................................      (H)
 *10.18      Employment Agreement by and between James R. Sadowski and
             Chart Management Company, Inc. dated November 30, 1995......      (H)
  21.1       Subsidiaries of the Registrant
  23.1       Consent of Ernst & Young LLP
  27.1       Financial Data Schedule

---------------

  * Management contract or compensation plan or arrangement identified pursuant to Item 14(c) of this Form 10-K Annual Report.

(A) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-35321).

(B) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 33-52754).

(C) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1994.

(D) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1995.

(E) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1996.

(F) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 (Reg. No. 333-32535).

(G) Incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K dated July 31, 1997.

(H) Incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K dated October 8, 1997.