Form 10-Q
period 1998-03-31
CHART INDUSTRIES INC
filed 1998-05-14
CIK 892553

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from__________________to_______________________

                         Commission File Number 1-11442

                             CHART INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                            34-1712937
---------------------------------      ------------------------------------
(State or Other Jurisdiction           (I.R.S. Employer Identification No.)
of Incorporation or Organization)

          5885 Landerbrook Dr., Suite 150, Mayfield Heights, Ohio 44124
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (ZIP Code)

       Registrant's Telephone Number, Including Area Code: (440) 753-1490

                                 Not Applicable
         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

At March 31, 1998, there were 16,165,960 outstanding shares of the Company's Common Stock, $0.01 par value per share.

                    Page 1 of 13 sequentially numbered pages.

PART I.  FINANCIAL INFORMATION



Item 1.           Financial Statements.

                  The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 6 of this Report on Form 10-Q.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                                                                       March 31,     December 31,
ASSETS                                                                                   1998              1997
                                                                                   -----------------------------------
Current Assets                                                                           (UNAUDITED)
       Cash and cash equivalents                                                              $5,926          $22,095
       Accounts receivable                                                                    41,498           31,636
       Inventories, net                                                                       28,514           25,617
       Other current assets                                                                    5,555            5,501
                                                                                   -----------------------------------
Total Current Assets                                                                          81,493           84,849

Property, plant & equipment, net                                                              40,074           27,241
Goodwill, net                                                                                 40,050           15,698
Other assets, net                                                                              1,142            1,131
                                                                                   -----------------------------------
TOTAL ASSETS                                                                                $162,759         $128,919
                                                                                   ===================================

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
       Accounts payable                                                                      $11,185           $8,911
       Customer advances                                                                      16,872           13,710
       Billings in excess of contract revenue                                                  1,741            3,030
       Accrued expenses and other liabilities                                                 26,628           21,514
       Current portion of long-term debt                                                         562              558
                                                                                   -----------------------------------
Total Current Liabilities                                                                     56,988           47,723

Long-term debt                                                                                22,487            4,195
Deferred income taxes                                                                            544              544
Shareholders' Equity
       Preferred stock, 1,000,000 shares authorized, none
           issued or outstanding
       Common stock, par value $.01 per share -
          30,000,000 shares authorized, 16,192,789 and 16,187,673 shares
           issued at March 31, 1998 and December 31, 1997, respectively                          162              162
       Additional paid-in capital                                                             42,881           42,787
       Retained earnings                                                                      40,238           33,508
      Treasury stock, at cost, 26,829 shares at March 31, 1998                                  (541)
                                                                                   -----------------------------------
                                                                                              82,740           76,457
                                                                                   -----------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $162,759         $128,919
                                                                                   ===================================


       The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (dollars and shares in thousands,
                           except per share amounts)



                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                   -----------------------------------
                                                                                         1998              1997
                                                                                   -----------------------------------

       Sales                                                                                 $56,104          $42,440
       Cost of products sold                                                                  35,740           30,272
                                                                                   -----------------------------------

       Gross Profit                                                                           20,364           12,168

       Selling, general & administrative expenses                                              8,145            5,386
                                                                                   -----------------------------------

       Operating Income                                                                       12,219            6,782

       Interest income - net                                                                     190                8
                                                                                   -----------------------------------

       Income Before Income Taxes                                                             12,409            6,790

       Income taxes                                                                            4,467            2,309
                                                                                   -----------------------------------

       Net Income                                                                             $7,942           $4,481
                                                                                   ===================================

       Net Income per Common Share                                                             $0.49            $0.31
                                                                                   ===================================

       Net Income per Common Share - assuming dilution                                         $0.48            $0.30
                                                                                   ===================================


       Shares used in per share calculations                                                  16,148           14,654

       Shares used in per share calculations - assuming dilution                              16,416           14,967

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                   -----------------------------------
                                                                                         1998              1997
                                                                                   -----------------------------------
OPERATING ACTIVITIES
       Net income                                                                             $7,942           $4,481
       Adjustments to reconcile net income
        to net cash provided by operating activities:
           Depreciation and amortization                                                       1,297              679
           Contribution of stock to employee benefit plans                                       577              188
           Increase (decrease) in cash resulting from changes in operating assets and liabilities:
                   Accounts receivable                                                          (228)            (417)
                   Inventory and other current assets                                           (191)           1,475
                   Accounts payable and accrued liabilities                                      701             (221)
                   Billings in excess of contract revenue and
                       customer advances                                                      (2,183)          (2,695)
                                                                                   -----------------------------------
       Net Cash Provided By Operating Activities                                               7,915            3,490

INVESTING ACTIVITIES
       Capital expenditures                                                                   (1,332)          (2,120)
       Acquisition of Chart Marston                                                          (35,324)
       Acquisition of Cryenco land and buildings                                              (3,500)
       Other investing activities                                                                 12               39
                                                                                   -----------------------------------
       Net Cash Used In Investing Activities                                                 (40,144)          (2,081)

FINANCING ACTIVITIES
       Borrowings on credit facility                                                          18,471            2,750
       Repayments on credit facility                                                                           (1,500)
       Repayments of long-term debt                                                             (101)             (97)
       Treasury stock and stock option transactions                                           (1,098)          (5,490)
       Dividends paid to shareholders                                                         (1,212)            (891)
                                                                                   -----------------------------------
       Net Cash Provided By (Used In) Financing Activities                                    16,060           (5,228)
                                                                                   -----------------------------------

Net decrease in cash and cash equivalents                                                    (16,169)          (3,819)
Cash and cash equivalents at beginning of period                                              22,095            9,408
                                                                                   -----------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $5,926           $5,589
                                                                                   ===================================


       The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 1998


Note A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. ("Chart" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Chart Industries, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1997.

Note B - Inventories

The components of inventory consist of the following:

                                               March 31,      December 31,
                                                   1998              1997
                                             -----------------------------
                                                   (dollars in thousands)

Raw materials                                 $ 13,924              $12,971
Work in process                                 14,333               11,992
Finished goods                                     525                  922
LIFO reserve                                      (268)                (268)
                                            -------------------------------
                                              $ 28,514              $25,617
                                            ===============================

Note C - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                             Three Months Ended
                                                                                  March 31,
                                                          ---------------------------------------------------------
                                                                    1998                              1997
                                                          ---------------------------------------------------------
                                                         (dollars and shares in thousands, except per share amounts)

Numerator:
      Net  income:  .  . . . . . . . . . . . . .                  $7,942                            $4,481

Denominator:
      Denominator for basic earnings per share -
        weighted  average shares . . . . . . . .                  16,148                            14,654

Effect of dilutive securities:
      Employee stock options and warrants . . . .                    268                               313
                                                       -----------------------------------------------------------
Dilutive  potential common shares. . . . . . . .                  16,416                            14,967

                                                       ===========================================================
Net  income  per share . . . . . . . . . . . . .                   $0.49                             $0.31

                                                       ===========================================================
Net income per share - assuming dilution . . . .                   $0.48                             $0.30
                                                       ===========================================================



Note D - Revenue Recognition

The Company uses the percentage of completion method of accounting for significant contracts. Otherwise, revenue is recognized when the products are completed or shipped. Management performs a monthly assessment of major significant contracts to determine if contract costs will exceed contract revenues. For those projects where the estimated costs exceed estimated revenues, appropriate estimated losses are recorded. The effects of any change orders are accounted for when agreed to by Chart's customers.

Note E - Acquisitions

On March 27, 1998, the Company, through its wholly-owned subsidiary Chart Marston Limited ("Chart Marston"), acquired the net assets of the industrial heat exchanger division of IMI Marston Limited, a wholly-owned subsidiary of IMI plc., for 21 million British Pounds (approximately U.S. $34.6 million). The Company borrowed 11 million British Pounds (approximately U.S. $18.5 million) to fund the acquisition. The preliminary allocation of the purchase price included in the March 31, 1998 condensed consolidated balance sheet is based upon management's best estimates and may be subject to further revisions.

On July 31, 1997, the Company acquired all of the oustanding shares of Cryenco for $20.8 million.

The pro forma unaudited results of operations for the three months ended March 31, 1998 and 1997, assuming consummation of both acquisitions as of January 1, 1997, and only the Chart Marston acquisition as of January 1, 1998, would not have been materially different than those reported. The pro forma unaudited sales would have been $63,152 and $56,092 for the three months ended March 31, 1998 and 1997, respectively.

Note F - Comprehensive Income

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments to be included in other comprehensive income.

The Company did not incur any foreign currency translation adjustments prior to its acquisition of Chart Marston on March 27, 1998. As a result, for the quarters ended March 31, 1998 and 1997, total comprehensive income was $8,016 and $4,481, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Sales for the three-month period ended March 31, 1998 were $56.1 million versus $42.4 million for the comparable 1997 period, an increase of $13.7 million, or
32.2 percent. The addition of Cryenco, acquired on July 31, 1997, contributed $6.8 million in industrial gas equipment sales to the first quarter. Sales to the hydrocarbon processing equipment market increased $8.9 million in a year-over-year comparison and accounted for 31.2 percent of total sales compared with 20.2 percent last year.

Gross profit for the three-month period ended March 31, 1998 was $20.4 million versus $12.2 million for the comparable period in 1997, an improvement of $8.2 million, or 67.4 percent. Gross profit margin for the 1998 first quarter was
36.3 percent compared to 33.7 percent and 28.7 percent in Chart's 1997 fourth and first quarters, respectively. The shift in the sales mix to the higher margin hydrocarbon processing equipment, combined with better productivity, led to the increased gross profit margin.

Selling, general and administrative (SG&A) expense for the three-month period ended March 31, 1998 was $8.1 million, an increase of $2.8 million over the first quarter of 1997. SG&A expense in Chart's 1998 first quarter included $900,000 for the addition of Cryenco, increased commission expenses driven by higher margin hydrocarbon processing equipment sales and increased incentive related expenses. As a percentage of sales, SG&A expense increased to 14.5 percent for the 1998 first quarter from 12.7 percent for the first quarter of 1997, also as a result of increased commission and incentive related expenses which are more directly tied to increasing profitability.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the 1998 first quarter was $7.9 million compared with $3.5 million in 1997's first quarter. The Company's 1998 first quarter cash flow continued to reflect the current earnings plus depreciation and amortization.

In March 1998, the Company purchased previously leased land and buildings at the Cryenco facility for $3.5 million. With the 1997 fourth-quarter completion of the plant expansion for the heat exchanger product line, capital expenditures in the first quarter of 1998 declined to $1.3 million from $2.1 million for the same period in 1997.

On March 27, 1998, the Company completed its acquisition of the industrial heat exchanger division of IMI Marston Limited, a wholly-owned subsidiary of IMI plc., which manufactures brazed aluminum heat exchangers for industrial cryogenic applications. Under the terms of the agreement, the Company formed a wholly-owned subsidiary in the U.K., Chart Marston Limited, which acquired the net assets for 21 million British Pounds (approximately U.S. $35.3 million). The Company borrowed 11 million British Pounds (approximately U.S. $18.5 million) on its $45 million credit facility, recently amended to allow multi-currency borrowings, to complete the acquisition.

The preliminary allocation of the purchase price included in the March 31, 1998 condensed consolidated balance sheet is based upon management's best estimates and may be subject to further revisions. Operating results for Chart Marston will be included in the Company's financial statements commencing April 1, 1998.

The investment of excess cash prior to the Chart Marston acquisition generated net interest income for the 1998 first quarter of $190,000 versus $8,000 for the prior year's first quarter. As of March 31, 1998, the Company had borrowings of $18.4 million on its $45 million credit facility. The Company was in compliance with all covenants related to this facility at March 31, 1998. The Company forecasts sufficient cash flow from operations and available borrowings to fund principal and interest payments, dividends and capital expenditures.

BACKLOG

Chart's consolidated firm order backlog at March 31, 1998 was $144.0 million, an increase of $16.5 million from $127.5 million at December 31, 1997. Orders for the 1998 first quarter totaled $46.7 million, compared with $31.7 million for the 1997 first quarter. Chart Marston added $25.9 million to the backlog at March 31, 1998.

Industrial gas equipment backlog at March 31, 1998 was $75.9 million, up from $59.5 million at the close of the 1997 fourth quarter. First quarter orders increased $8.8 million in a year-over-year comparison to $27.0 million in 1998 from $18.2 million in 1997, primarily due to the $7.1 million addition of Cryenco. Chart Marston added $16.6 million to industrial gas equipment backlog at March 31, 1998. While this segment of Chart's business has experienced some softening in inquiries and customer forecasts, order levels remain high.

Hydrocarbon processing equipment backlog stood at $53.0 million at March 31, 1998, compared with $49.9 million at December 31, 1997. Orders for the 1998 first quarter increased $8.4 million to $11.5 million from $3.1 million for the same quarter last year on the strength of orders for brazed aluminum heat exchangers. This market remains very strong. The ethylene, LNG and natural gas processing segments, in particular, have a number of projects in quotation.

Special products backlog totaled $15.2 million at March 31, 1998, down from $18.1 million at the 1997 year-end. The LIGO project, which will be completed in 1998, accounted for $6.3 million of backlog at the end of the 1998 first quarter. Orders declined $2.1 million in a year-over-year comparison to $8.3 million for the 1998 first quarter from $10.4 million for last year's first quarter. The market for vacuum equipment remains active, with both domestic and international demand for satellite testing chambers running particularly strong.


FORWARD-LOOKING STATEMENTS

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, business and market conditions; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) ability of the Company to identify, consummate and integrate the operations of suitable acquisition targets; (f) ability of the Company to manage its fixed-price contract exposure; (g) its relations with its employees;
(h) the extent of product liability claims asserted against the Company; (i) variability in the Company's operating results; (j) the ability of the Company to attract and retain key personnel; (k) the costs of compliance with environmental matters; and (l) the ability of the Company to protect its proprietary information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

PART II.  OTHER INFORMATION

Item 5.           Other Information

                  The Company issued two news releases on April 30, 1998, copies of which are filed as Exhibits 99.1 and 99.2.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits.

                        See the Exhibit Index on page 13 of this Form 10-Q.

                  (b) Reports on Form 8-K.

                       During the quarter ended March 31, 1998, the Company filed a Current Report on Form 8-K dated March 5, 1998 to report the issuance of a news release announcing the signing of a definitive agreement with IMI plc. to acquire the industrial heat exchanger division of IMI Marston Limited, and a Current Report on Form 8-K dated March 31, 1998 to report the issuance of a news release announcing the closing of the acquisition of the industrial heat exchanger division of IMI Marston Limited.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Chart Industries, Inc.
                               -------------------------------------------------
                                                  (Registrant)



Date:    May 14, 1998          /s/Don A. Baines
     --------------------      -------------------------------------------------
                               Don A. Baines
                               Chief Financial Officer and Treasurer
                               (Duly Authorized and Principal Financial Officer)

                                  EXHIBIT INDEX

         Exhibit Number           Description of Document
         --------------           -----------------------

                  27              Financial Data Schedule

                99.1 News release dated April 30, 1998 from the Company announcing a quarterly cash dividend and a three-for-two stock split.

                99.2 News release dated April 30, 1998 from the Company announcing the adoption of a Shareholder Rights Plan.