Form 10-Q
period 1998-06-30
CHART INDUSTRIES INC
filed 1998-07-29
CIK 892553

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________________to_______________________

                         Commission File Number 1-11442

                             CHART INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  34-1712937
----------------------------                ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

          5885 Landerbrook Dr., Suite 150, Mayfield Heights, Ohio 44124
   -------------------------------------------------------------------------
               (Address of Principal Executive Offices) (ZIP Code)

       Registrant's Telephone Number, Including Area Code: (440) 753-1490

                                 Not Applicable
   -------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

At June 30, 1998, there were 24,226,406 outstanding shares of the Company's Common Stock, $0.01 par value per share.

                    Page 1 of 15 sequentially numbered pages.

PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 8 of this Report on Form 10-Q.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                                                          June 30,  December 31,
                                                                           1998        1997
                                                                         ---------------------
   ASSETS
   Current Assets
         Cash and cash equivalents                                       $   4,283   $  22,095
         Accounts receivable                                                38,037      31,636
         Inventories, net                                                   29,578      25,617
         Other current assets                                                4,662       5,501
                                                                         ---------------------
   Total Current Assets                                                     76,560      84,849

   Property, plant & equipment, net                                         40,394      27,241
   Goodwill, net                                                            39,775      15,698
   Other assets, net                                                         1,685       1,131
                                                                         ---------------------

   TOTAL ASSETS                                                          $ 158,414   $ 128,919
                                                                         =====================

   LIABILITIES & SHAREHOLDERS' EQUITY

   Current Liabilities
         Accounts payable                                                $   9,854   $   8,911
         Customer advances                                                  14,817      13,710
         Billings in excess of contract revenue                                933       3,030
         Accrued expenses and other liabilities                             23,097      21,514
         Current portion of long-term debt                                     549         558
                                                                         ---------------------
   Total Current Liabilities                                                49,250      47,723

   Long-term debt                                                           20,619       4,195
   Deferred income taxes                                                       544         544
   Shareholders' Equity
     Preferred stock, 1,000,000 shares authorized, none
         issued or outstanding
     Common stock, par value $.01 per share -
         30,000,000 shares authorized, 24,307,184 and 24,281,510 shares
         issued at June 30, 1998 and December 31, 1997, respectively           162         162
     Additional paid-in capital                                             43,261      42,787
     Retained earnings                                                      46,252      33,508
     Treasury stock, at cost, 80,778 shares  at June 30, 1998               (1,674)
                                                                         ---------------------
                                                                            88,001      76,457
                                                                         ---------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 158,414   $ 128,919
                                                                         =====================


     The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars and shares in thousands, except per share amounts)


                                              Three Months Ended           Six Months Ended
                                                    June 30,                   June 30,
                                               1998        1997            1998        1997
                                            ----------------------      ----------------------

Sales                                          $57,030   $41,758          $113,134   $84,198
Cost of products sold                           36,934    28,284            72,674    58,556
                                            ----------------------      ----------------------

Gross Profit                                    20,096    13,474            40,460    25,642

Selling, general & administrative expenses       8,444     6,326            16,589    11,712
                                            ----------------------      ----------------------

Operating Income                                11,652     7,148            23,871    13,930

Interest expense - net                             583        26               393        18
                                            ----------------------      ----------------------

Income Before Income Taxes                      11,069     7,122            23,478    13,912

Income taxes                                     3,844     2,421             8,311     4,730
                                            ----------------------      ----------------------

Net Income                                      $7,225    $4,701           $15,167    $9,182
                                            ======================      ======================


Net Income per Common Share                      $0.30     $0.22             $0.63     $0.42
                                            ======================      ======================

Net Income per Common Share -                    $0.29     $0.21             $0.62     $0.41
    assuming dilution
                                            ======================      ======================

Shares used in per share calculations           24,240    21,626            24,236    21,803

Shares used in per share calculations -         24,650    22,101            24,643    22,270
     assuming dilution

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                  -----------------------------------------------------
                                                                        1998          1997          1998          1997
                                                                  -----------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                           $7,225        $4,701       $15,167        $9,182
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                      2,084           685         3,381         1,364
     Contribution of stock to employee benefit plans                      222           150           504           338
  Increase (decrease) in cash resulting from changes in operating assets and liabilities:
     Accounts receivable                                                3,461         4,346         3,233         3,929
     Inventory and other current assets                                  (171)       (1,580)         (362)         (105)
     Accounts payable and accrued liabilities                          (5,055)       (3,920)       (4,354)       (4,141)
     Billings in excess of contract revenue and customer advances      (2,863)       (3,763)       (5,046)       (6,458)
                                                                  -----------------------------------------------------
  Net Cash Provided By Operating Activities                             4,903           619        12,523         4,109

INVESTING ACTIVITIES
     Capital expenditures                                              (1,978)       (2,119)       (3,310)       (4,239)
     Acquisition of Chart Marston                                                                 (35,324)
     Acquisition of Cryenco land and buildings                                                     (3,500)
     Other investing activities                                          (501)          157          (489)          196
                                                                  -----------------------------------------------------
     Net Cash Used In Investing Activities                             (2,479)       (1,962)      (42,623)       (4,043)

FINANCING ACTIVITIES
     Borrowings on credit facility                                                    7,500        18,471        10,250
     Repayments on credit facility                                     (1,660)       (6,250)       (1,660)       (7,750)
     Repayments of long-term debt                                        (420)          (99)         (521)         (196)
     Treasury stock and stock option transactions                        (823)          117        (1,626)       (5,373)
     Dividends paid to shareholders                                    (1,211)         (876)       (2,423)       (1,767)
                                                                  -----------------------------------------------------
     Net Cash Provided by (Used In) Financing Activities               (4,114)          392        12,241        (4,836)
                                                                  -----------------------------------------------------


Net decrease in cash and cash equivalents                              (1,690)         (951)      (17,859)       (4,770)
Effect of exchange rate changes on cash                                    47                          47
Cash and cash equivalents at beginning of period                        5,926         5,589        22,095         9,408
                                                                  -----------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $4,283        $4,638        $4,283        $4,638
                                                                  =====================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 1998


Note A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries ("Chart" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Chart Industries, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1997.

All share and per-share amounts have been adjusted to reflect the 3-for-2 stock split effective June 30, 1998.

Note B - Inventories

The components of inventory consist of the following:

                                                 June 30,   December 31,
                                                   1998         1997
                                               --------------------------
Raw materials                                     $14,265     $12,971
Work in process                                    14,830      11,992
Finished goods                                        751         922
LIFO reserve                                         (268)       (268)
                                               --------------------------
                                                  $29,578     $25,617
                                               ==========================

Note C - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended            Six Months ended
                                                          June 30,                    June 30,
                                                     1998         1997            1998         1997
                                                 ----------------------------------------------------
                                              (dollars and shares in thousands, except per share amounts)
                                                 ----------------------------------------------------
Numerator:
     Net income                                     $7,225       $4,701          $15,167       $9,182
Denominator:
   Denominator for basic earnings per share -
   weighted average shares                          24,240       21,626           24,236       21,803
Effect of dilutive securities:
   Employee stock options and warrants                 410          475              407          467
                                                 ----------------------        ----------------------
Dilutive potential common shares                    24,650       22,101           24,643       22,270
                                                 ======================        ======================
Net income per share                                 $0.30        $0.22            $0.63        $0.42
                                                 ======================        ======================
Net income per share - assuming dilution             $0.29        $0.21            $0.62        $0.41
                                                 ======================        ======================


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

Note E - Acquisitions

On March 27, 1998, the Company, through its wholly-owned subsidiary Chart Marston Limited ("Chart Marston"), acquired the net assets of the industrial heat exchanger division of IMI Marston Limited, a wholly-owned subsidiary of IMI plc., for 21 million Pounds Sterling (approximately U.S. $34.6 million). The Company borrowed 11 million Pounds Sterling (approximately U.S. $18.5 million) to fund the acquisition. The preliminary allocation of the purchase price included in the June 30, 1998 condensed consolidated balance sheet is based upon management's best estimates and may be subject to further revisions.

On July 31, 1997, the Company acquired all of the outstanding shares of Cryenco for $20.8 million.

The pro forma unaudited results of operations for the six months ended June 30, 1998 and 1997, assuming consummation of both acquisitions as of January 1, 1997, and only the Chart Marston acquisition as of January 1, 1998, would not have been materially different than those reported. The pro forma unaudited sales would have been $120,182 and $113,932 for the six months ended June 30, 1998 and 1997, respectively.

Note F- Comprehensive Income

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments to be included in other comprehensive income.

The Company did not incur any foreign currency translation adjustments prior to its acquisition of Chart Marston on March 27, 1998. As a result, total comprehensive income for the three months ended June 30, 1998 and 1997 was $7,198 and $4,701, respectively. Total comprehensive income for the six months ended June 30, 1998 and 1997 was $15,214 and $9,182, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The Company's sales and profit growth for the second quarter and first half of 1998 were very strong and in line with Chart's expectations. The Company continued to achieve good throughput and excellent project performance, and coupled with a favorable mix of hydrocarbon processing equipment, again earned high gross profit margins. The additions of Cryenco and Chart Marston contributed to the substantial sales growth over the same periods of last year.

The Asian economic situation, continued softness in the industrial gas market, and a strong dollar, particularly against the Japanese Yen, have adversely affected the Company's order intake of baseload equipment (particularly brazed aluminum heat exchangers) in both volume and gross margin. Some impact will be reflected in late 1998, however, sustained conditions would affect the Company's 1999 outlook in this product area.

Mitigating the above are favorable trends in other businesses. The hydrocarbon baseload business continues strong with many projects in quotation. The distribution and storage equipment business and vacuum business are growing and active in bidding. The Company's strategic growth plans continue to position Chart for global growth through internal and acquisition routes.

Sales for the second quarter of 1998 were $57.0 million versus $41.8 million for the second quarter of 1997, an increase of $15.3 million, or 36.6 percent. The additions of Cryenco, acquired on July 31, 1997, and Chart Marston, acquired on March 27, 1998, contributed $14.8 million in incremental sales to the second quarter of 1998. Sales in Chart's core markets grew $18.2 million and offset a $2.9 million decrease in sales to the special products market largely related to the LIGO project successfully winding down.

Sales for the six months ended June 30, 1998 were $113.1 million versus $84.2 million for the six months ended June 30, 1997, an increase of $28.9 million, or
34.4 percent. Cryenco and Chart Marston contributed $21.8 million in incremental sales to the first half of 1998. Sales in Chart's core markets grew $34.6 million, offsetting the $5.6 million decrease in sales to the special products market related to the LIGO project successfully winding down.

Gross profit for the second quarter of 1998 was $20.1 million versus $13.5 million for the second quarter of 1997, an improvement of $6.6 million, or 49.1 percent. Gross profit margin for the second quarter of 1998 was 35.2 percent versus 32.3 percent for the second quarter of 1997. Strong gross profit performance continued in the second quarter of 1998, supported by hydrocarbon processing equipment, which accounted for 25 percent of sales at a gross margin of 45 percent. An additional gross margin contribution resulted from increased profit recognition on LIGO as the project continues to successfully near completion this year.

Gross profit for the six months ended June 30, 1998 of $40.5 million, or 35.8 percent of sales, increased $14.8 million from $25.6 million, or 30.5 percent of sales, for the six months ended June 30, 1997. The shift in the sales mix to the higher margin hydrocarbon processing equipment, combined with better productivity and contributions from the LIGO project, led to the increase in gross profit.

Selling, general and administrative (SG&A) expense for the second quarter of 1998 increased to $8.4 million from $6.3 million for the second quarter of 1997. SG&A expense for the six months ended June 30, 1998 was $16.6 million versus $11.7 million for the six months ended June 30, 1997. The increase in SG&A expense was primarily due to the additions of Cryenco and Chart Marston and the increased commission and incentive related expenses. As a percentage of sales, SG&A expense was 14.8 percent for the second quarter of 1998, down from 15.1 percent for the second quarter of 1997.

Net interest expense for the second quarter of 1998 was $583,000 versus $26,000 for the second quarter of 1997. The Company's outstanding borrowings were $16.7 million at June 30, 1998 on its $45 million credit facility. Borrowings were used to finance the Chart Marston acquisition. The Company was in compliance with all covenants related to this facility at June 30, 1998.

As a result of the foregoing, the Company reported net income for the second quarter of 1998 of $7.2 million, or $.29 per share, versus $4.7 million, or $.21 per share, for the second quarter of 1997. Net income for the six months ended June 30, 1998 was $15.2 million, or $.62 per share, versus, $9.2 million, or $.41 per share, for the six months ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the second quarter of 1998 was $4.9 million compared with $600,000 for the second quarter of 1997. For the six months ended June 30, 1998, cash provided by operations was $12.5 million compared with $4.1 million for the six months ended June 30, 1997. The significant increase in operating cash flow was due to the rise in net income and increased depreciation and amortization resulting from recent acquisitions.

Capital expenditures for the second quarter of 1998 were $2.0 million compared with $2.1 million for the corresponding quarter in 1997.

The Company forecasts sufficient cash flow from operations and available borrowings to fund principal and interest payments, dividends and capital expenditures.


BACKLOG

Chart's consolidated firm order backlog at June 30, 1998 was $134.8 million. The Company's ending backlog for the first quarter of 1998 and the second quarter of 1997 was $144.0 million and $126.6 million, respectively. Orders for the second and first quarters of 1998 totaled $47.8 million and $46.7 million, respectively.

Industrial gas equipment backlog at June 30, 1998 was $70.1 million, down from $75.9 million at March 31, 1998. Orders for the second quarter of 1998 totaled $26.0 million, compared with $27.0 million for the first quarter of 1998.

Hydrocarbon processing equipment backlog at June 30, 1998 was $51.4 million versus $53.2 million at March 31, 1998. Orders for the second quarter of 1998 were $12.9 million compared with $11.5 million for the first quarter of 1998. The Company won a major multi-million dollar, baseload equipment hydrocarbon job late in the second quarter of 1998. This dehydrogenation plant is for a Malaysian project and includes brazed aluminum heat exchangers and significant cold box engineering and manufacturing work for the Company.

Special products backlog at June 30, 1998 totaled $13.3 million, down from $15.2 million at March 31, 1998. The balance of the LIGO project, scheduled to be completed in 1998, accounts for $3.8 million of the June 30, 1998 backlog. Chart has won a major contract from Bharat Heavy Plate And Vessels of Visakhapatnam, India for thermal vacuum equipment for a satellite testing chamber. This is the second order of this type received by the Company within the last six months from Asia. The value of these two contracts is in excess of $7.5 million.

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

PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

            The Annual Meeting of Stockholders of the Company was held on April 30, 1998. The following matter was voted on at the meeting:

            1. Election of Don A. Baines as a Director of the Company for a term of three years. The nominee was elected as a Director with the following votes:

                Don A. Baines

                For                   14,950,454
                Against                      -0-
                Abstain                   10,065

                For a description of the bases used in tabulating the above-referenced votes, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Stockholders on April 30, 1998.

                The Company entered into a Rights Agreement, dated as of May 1, 1998, between the Company and National City Bank as Rights Agent (the "Rights Agreement"). Under the terms of the Rights Agreement, one junior participating preferred stock purchase right was issued as a dividend on each outstanding share of the Company's Common Stock on June 15, 1998, to shareholders of record on June 1, 1998. The rights are represented by and trade with the Common Stock, and there is no separate certificate for the Rights. Details of the plan were distributed in a mailing to shareholders on June 15, 1998. The Rights are redeemable by the Company's Board of Directors at a price of $.01 per right at any time prior to the acquisition by a person or group of beneficial ownership of 20% or more of the shares of the Company's Common Stock.

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 See the Exhibit Index on page 15 of this Form 10-Q.

            (b) Reports on Form 8-K.

                 During the quarter ended June 30, 1998, the Company filed a Current Report on Form 8-K dated April 13, 1998, which was subsequently amended on Form 8-K/A dated June 9, 1998, to file financial statements of the business acquired and pro forma financial information related to the Company's acquisition of the industrial heat exchanger division of IMI Marston Limited, and a Current Report on Form 8-K dated April 28, 1998 to report the results of operations for the three months ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       Chart Industries, Inc.
                                           -------------------------------------------------
                                                            (Registrant)



Date:  July 29, 1998                       /s/Don A. Baines
       -------------------------           -------------------------------------------------
                                           Don A. Baines
                                           Chief Financial Officer and Treasurer
                                           (Duly Authorized and Principal Financial Officer)

                                  EXHIBIT INDEX

   Exhibit Number             Description of Document
   --------------             -----------------------

        27                    Financial Data Schedule
