Form 10-Q
period 1998-09-30
CHART INDUSTRIES INC
filed 1998-11-09
CIK 892553

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from__________________to_______________________

                         Commission File Number 1-11442

                             CHART INDUSTRIES, INC.
       ------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                   34-1712937
--------------------------------------------------------------------------------
(State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

         5885 Landerbrook Drive, Suite 150, Mayfield Heights, Ohio 44124
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (ZIP Code)

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

At September 30, 1998, there were 23,797,241 outstanding shares of the Company's Common Stock, $0.01 par value per share.

                    Page 1 of 15 sequentially numbered pages.

PART I.  FINANCIAL INFORMATION



Item 1.           Financial Statements.

                  The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 8 of this Report on Form 10-Q.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)



                                                                                       September 30,       December 31,
                                                                                           1998                1997
                                                                                    ------------------------------------
   ASSETS
   Current Assets
         Cash and cash equivalents                                                          $1,996            $22,095
         Accounts receivable                                                                38,612             31,636
         Inventories, net                                                                   30,664             25,617
         Other current assets                                                                5,743              5,501
                                                                                    ----------------------------------
   Total Current Assets                                                                     77,015             84,849

   Property, plant & equipment, net                                                         40,247             27,241
   Goodwill, net                                                                            40,602             15,698
   Other assets, net                                                                         1,231              1,131
                                                                                    ----------------------------------

   TOTAL ASSETS                                                                           $159,095           $128,919
                                                                                    ==================================

   LIABILITIES & SHAREHOLDERS' EQUITY

   Current Liabilities
         Accounts payable                                                                   $7,363             $8,911
         Customer advances                                                                  18,319             13,710
         Billings in excess of contract revenue                                                336              3,030
         Accrued expenses and other liabilities                                             26,411             21,514
         Current portion of long-term debt                                                     539                558
                                                                                    ----------------------------------
   Total Current Liabilities                                                                52,968             47,723

   Long-term debt                                                                           16,003              4,195
   Deferred income taxes                                                                       544                544
   Shareholders' Equity
   Preferred stock, 1,000,000 shares authorized, none
       issued or outstanding
   Common stock, par value $.01 per share -
      30,000,000 shares authorized, 24,321,917 and 24,281,510 shares
       issued at September 30, 1998 and December 31, 1997, respectively                        243                162
   Additional paid-in capital                                                               42,695             42,787
   Retained earnings                                                                        51,690             33,508
   Treasury stock, at cost, 524,676 shares  at
       September 30, 1998                                                                  (5,048)
                                                                                    ----------------------------------
                                                                                            89,580             76,457
                                                                                    ----------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $159,095           $128,919
                                                                                    ==================================

The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (dollars and shares in thousands, except per share amounts)



                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                              1998            1997               1998           1997
                                                       -------------------------------    -------------------------------

         Sales                                                  $57,823       $51,939            $170,957       $136,137

         Cost of products sold                                   38,080        35,278             110,754         93,834
                                                       -------------------------------    -------------------------------

         Gross Profit                                            19,743        16,661              60,203         42,303

         Selling, general & administrative expenses               9,237         7,356              25,826         19,068
                                                       -------------------------------    -------------------------------

         Operating Income                                        10,506         9,305              34,377         23,235

         Interest expense - net                                     353           358                 746            376
                                                       -------------------------------    -------------------------------

         Income Before Income Taxes                              10,153         8,947              33,631         22,859

         Income taxes                                             3,426         3,156              11,737          7,886
                                                       -------------------------------    -------------------------------

         Net Income                                             $ 6,727        $5,791            $ 21,894        $14,973
                                                       ===============================    ===============================

         Net Income per Common Share                              $0.28         $0.27               $0.91          $0.69
                                                       ===============================    ===============================
         Net Income per Common Share --
            assuming dilution                                     $0.28         $0.26               $0.89          $0.67
                                                       ===============================    ===============================

         Shares used in per share calculations                   24,087        21,654              24,189         21,753

         Shares used in per share calculations  --
            assuming dilution                                    24,350        22,208              24,541         22,250


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)


                                                                             Three Months Ended               Nine Months Ended
                                                                                September 30,                   September 30,
                                                                          ------------------------        ------------------------
                                                                            1998            1997            1998            1997
                                                                          ------------------------        ------------------------
OPERATING ACTIVITIES
        Net income                                                        $  6,727        $  5,791        $ 21,894        $ 14,973
        Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                    1,406           1,000           4,787           2,364
            Contribution of stock to employee benefit plans                    297             152             801             490
            Increase (decrease) in cash resulting from changes
                in operating assets and liabilities:
                  Accounts receivable                                         (575)         (5,496)          2,658          (1,567)
                  Inventory and other current assets                        (2,007)          3,313          (2,369)          3,208
                  Accounts payable and accrued liabilities                     206           3,250          (4,148)           (891)
                  Billings in excess of contract revenue and
                        customer advances                                    2,905            (519)         (2,141)         (6,977)
                                                                          ------------------------        ------------------------
        Net Cash Provided By Operating Activities                            8,959           7,491          21,482          11,600

INVESTING ACTIVITIES
        Capital expenditures                                                  (765)         (1,422)         (4,075)         (5,661)
        Acquisition of Chart Marston                                                                       (35,324)
        Acquisition of Cryenco land and buildings                                                           (3,500)
        Acquisition of Cryenco                                                             (20,128)                        (20,128)
        Other investing activities                                            (245)             43            (734)            239
                                                                          ------------------------        ------------------------
        Net Cash Used In Investing Activities                               (1,010)        (21,507)        (43,633)        (25,550)

FINANCING ACTIVITIES
        Borrowings on credit facility                                        9,250          35,000          27,721          45,250
        Repayments on credit facility and long-term debt                   (13,916)        (22,440)        (16,097)        (30,386)
        Treasury stock and stock option transactions                        (4,135)             14          (5,761)         (5,359)
        Dividends                                                           (1,207)           (877)         (3,630)         (2,644)
                                                                          ------------------------        ------------------------
        Net Cash Provided by (Used In) Financing Activities                (10,008)         11,697           2,233           6,861
                                                                          ------------------------        ------------------------

Net decrease in cash and cash equivalents                                   (2,059)         (2,319)        (19,918)         (7,089)
Effect of exchange rate changes on cash                                       (228)                           (181)
Cash and cash equivalents at beginning of period                             4,283           4,638          22,095           9,408
                                                                          ------------------------        ------------------------
CASH AND CASH EQUIVALENTS  AT END OF PERIOD                               $  1,996        $  2,319        $  1,996        $  2,319
                                                                          ========================        ========================


The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 1998


Note A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries ("Chart" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Chart Industries, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1997.

All share and per-share amounts have been adjusted to reflect the 3-for-2 stock split effective June 30, 1998.

Note B - Inventories

The components of inventory consist of the following:

                                            September 30,    December 31,
                                               1998             1997
                                            -----------------------------

Raw materials                               $ 14,628           $12,971
Work in process                               15,296            11,992
Finished goods                                 1,008               922
LIFO reserve                                    (268)             (268)
                                            -----------------------------
                                            $ 30,664           $25,617
                                            =============================

Note C - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                              Three Months Ended          Nine Months Ended
                                                                 September 30,              September 30,
                                                             1998            1997        1998           1997
                                                     -----------------------------------------------------------
                                                     (dollars and shares in thousands, except per share amounts)
                                                     -----------------------------------------------------------
Numerator:
     Net income                                            $6,727          $5,791        $21,894     $14,973
Denominator:
   Denominator for basic earnings per share -
   weighted average shares                                 24,087          21,654         24,189      21,753
Effect of dilutive securities:
   Employee stock options and warrants                        263             554            352         497
                                                     -----------------------------    ---------------------------
Dilutive potential common shares                           24,350          22,208         24,541      22,250
                                                     =============================    ===========================
Net income per share                                        $0.28           $0.27          $0.91       $0.69
                                                     =============================    ===========================
Net income per share - assuming dilution                    $0.28           $0.26          $0.89       $0.67
                                                     =============================    ===========================


Note D - Revenue Recognition

The Company uses the percentage of completion method of accounting for significant contracts. Otherwise, revenue is reconized when the products are completed or shipped. Management performs a monthly assessment of major significant contracts to determine if contract costs will exceed contract revenues. For those projects where the estimated costs exceed estimated revenues, appropriate estimated losses are recorded. The effects of any change orders are accounted for when agreed to by Chart's customers.

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

The pro forma unaudited results of operations for the nine months ended September 30, 1998 and 1997, assuming consummation of both acquisitions as of January 1, 1997 and only the Chart Marston acquisition as of January 1, 1998, would not have been materially different than those reported. The pro forma unaudited sales would have been $178,005 and $179,957 for the nine months ended September 30, 1998 and 1997, respectively.

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

The Company did not incur any foreign currency translation adjustments prior to its acquisition of Chart Marston on March 27, 1998. As a result, total comprehensive income for the three months ended September 30, 1998 and 1997 was $6,499 and $5,791, respectively. Total comprehensive income for the nine months ended September 30, 1998 and 1997 was $21,713 and $14,973, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Order intake during the third quarter of 1998 slowed as a result of several factors: the troubled Asian economies, continued softness in the industrial gas market and delays in order releases in the hydrocarbon processing market. The recent rise in the yen will have a positive material effect on the Company's competitive position going forward. The Company continues to see and respond to strong inquiry activity for hydrocarbon processing equipment and vacuum system jobs, and is aggressively working to capitalize on these opportunities in order to help offset the currently weak industrial gas market.

Sales for the third quarter of 1998 were $57.8 million versus $51.9 million for the third quarter of 1997, an increase of $5.9 million, or 11.3 percent. The addition of Chart Marston, acquired on March 27, 1998, contributed $8.9 million in incremental sales to the third quarter of 1998. Third quarter sales to the special products market decreased $1.9 million from the third quarter of 1997 primarily due to the LIGO project successfully winding down.

Sales for the nine months ended September 30, 1998 were $171.0 million versus $136.1 million for the nine months ended September 30, 1997, an increase of $34.8 million, or 25.6 percent. Cryenco, acquired on July 31, 1997, and Chart Marston contributed $32.0 million in incremental sales to the first nine months of 1998.

Gross profit for the third quarter of 1998 was $19.7 million versus $16.7 million for the third quarter of 1997, an improvement of $3.1 million or 18.5 percent. Gross profit margin for the third quarter of 1998 was 34.1 percent versus 32.1 percent for the third quarter of 1997. Gross profit performance remained strong largely supported by good margins on the Company's hydrocarbon processing equipment sales, which accounted for approximately 25 percent of sales at a gross margin of nearly 48 percent.

Gross profit for the nine months ended September 30, 1998 of $60.2 million, or
35.2 percent of sales, increased 42.3 percent from $42.3 million, or 31.1 percent of sales, for the nine months ended September 30, 1997. The Company was able to achieve its strong gross profit performance largely due to the support of the hydrocarbon processing equipment market, which accounted for approximately 27 percent of sales at a gross margin just over 45 percent.

Selling, general and administrative (SG&A) expense for the third quarter of 1998 increased to $9.2 million from $7.4 million for the third quarter of 1997. SG&A expense for the nine months ended September 30, 1998 was $25.8 million versus $19.1 million for the nine months ended September 30, 1997. The increase in SG&A expense was primarily due to the additions of Cryenco and Chart Marston. Some implementation refinements in SG&A and gross margin reporting for Chart Marston are still to be completed. As a percentage of sales, SG&A expense was 16.0 percent for the third quarter of 1998, up from 14.2 percent for the third quarter of 1997.

Net interest expense for the third quarter of 1998 was $353,000 versus $358,000 for the third quarter of 1997. Net interest expense for the nine months ended September 30, 1998 increased to $746,000, from $376,000 for the nine months ended September 30, 1997. The increase in net interest expense for the nine month period was due to borrowings related to the acquisition of Chart Marston. At September 30, 1998, the Company had outstanding borrowings of $12.2 million on its $45 million credit facility and was in compliance with all related covenants.

As a result of the foregoing, the Company reported net income for the third quarter of 1998 of $6.7 million, or $.28 per share, versus $5.8 million, or $.26 per share, for the third quarter of 1997. Net income for the nine months ended September 30, 1998 was $21.9 million, or $.89 per share, versus $15.0 million, or $.67 per share, for the nine months ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the third quarter of 1998 was $9.0 million compared with $7.5 million for the third quarter of 1997. For the nine months ended September 30, 1998, cash provided by operations was $21.5 million versus $11.6 million for the nine months ended September 30, 1997. The Company's 1998 third-quarter and year to date cash flow reflects current earnings and depreciation and amortization as working capital needs were relatively steady and did not significantly impact cash flow.

Capital expenditures for the third quarter of 1998 were $765,000 compared with $1.4 million for the corresponding quarter in 1997. For the nine months ended September 30, 1998, capital expenditures were $4.1 million, versus $5.7 million for the nine months ended September 30, 1997.

In November 1996, the Board of Directors authorized a program to repurchase 2,250,000 shares of the Company's Common Stock. During the third quarter of 1998, the Company paid $4.1 million to acquire 483,700 shares of its Common Stock, leaving approximately 700,000 shares able to be repurchased under this program.

The Company expects sufficient cash flow from operations and available borrowings to fund principal and interest payments, dividends and capital expenditures.

BACKLOG

Chart's consolidated firm order backlog at September 30, 1998, was $107.3 million. The Company's ending backlog for the second quarter of 1998 and the third quarter of 1997 was $134.8 million and $125.6 million, respectively. Orders for the third quarter of 1998 totaled $30.4 million, compared with orders of $47.8 million for the second quarter of 1998.

Industrial gas equipment backlog at September 30, 1998, was $55.6 million, down from $70.2 million at June 30, 1998. Orders for the third quarter of 1998 totaled $18.6 million, compared with $26.2 million for the second quarter of 1998.

Hydrocarbon processing equipment backlog at September 30, 1998, was $42.1 million, down from $51.4 million at June 30, 1998. Orders for the third quarter of 1998 were $5.3 million compared with $12.9 million for the second quarter of 1998. Although the Company experienced a decline in hydrocarbon processing orders during the third quarter of 1998, this was due to delays in order authorizations as opposed to project cancellations.

Special products backlog at September 30, 1998, totaled $9.6 million, down from $13.2 million at June 30, 1998. The balance of the LIGO project, scheduled to be completed in 1998, accounted for $1.9 million of the September 30, 1998 backlog. Orders for the third quarter of 1998 were $6.5 million compared with $8.7 million for the second quarter of 1998.

YEAR 2000 PROBLEM

The Year 2000 Problem is the result of the inability of hardware, software and control systems to properly recognize and process two-digit references to specific years, beginning with the year 2000. The Year 2000 Problem could result in system failures or miscalculations causing disruptions of the operations of the Company, its suppliers and its customers.

In 1997, the Company completed a preliminary assessment of its exposure to the Year 2000 Problem and determined that no critical software systems would be impacted that could not be made compliant by January 1, 1999. In June 1998, the Company initiated a formal assessment plan by identifying a lead person at each of its locations to be responsible for ensuring that the location will be compliant. The first phase of the formal assessment plan, which was completed in the third quarter of 1998, included an inventory of all information technology systems and control systems with embedded chip technology. Results of the inventory indicated that all information technology systems are or should be compliant by the year 2000, primarily because none of these systems involve internally developed software and compliant versions are readily available. The necessary modifications to ensure compliance relate primarily to purchased software and some hardware replacement. The Company produces a limited number of products utilizing control systems with embedded chip technology, and is contacting the vendors who provide these embedded chips to determine compliance. This project will be completed in the first quarter of 1999. The Company believes that the third parties whose Year 2000 Problems pose the greatest risks for the Company include its banks that maintain depository accounts, its payroll processing company, its suppliers of the major materials used in production processes, its utility providers and its providers of freight services. The Company has communicated with these third parties to determine if they have an effective plan in place to address the Year 2000 Problem, and have received positive responses from the majority of these third parties. However, the Company provides no assurance that these third parties will be year 2000 compliant or that their noncompliance will not have a material adverse effect on the Company.

The Company currently estimates that it will spend less than $1 million to ensure that its information technology systems are compliant, of which more than half has been committed or spent through September 30, 1998. Accordingly, the Company expects cash flow from operations and available borrowings to be sufficient to fund these expenditures.

Based upon the results of year 2000 compliance efforts underway, the Company believes that all critical information technology systems and control systems with embedded chip technology will be compliant and will allow the Company to continue to operate beyond the year 2000 without a material adverse effect on its results of operations or financial position. However, unanticipated problems which may be identified in the ongoing year 2000 preparation program could result in an undetermined financial risk. Based upon the Company's assessment of its year 2000 compliance and the indicated compliance of the third parties it has contacted to date, the Company is developing contingency plans as deemed necessary.

FORWARD-LOOKING STATEMENTS

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, business and market conditions; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) ability of the Company to identify, consummate and integrate the operations of suitable acquisition targets; (f) ability of the Company to manage its fixed-price contract exposure; (g) its relations with its employees; (h) the extent of product liability claims asserted against the Company; (i) variability in the Company's operating results; (j) the ability of the Company to attract and retain key personnel; (k) the costs of compliance with environmental matters; (l) the ability of the Company to protect its proprietary information; and (m) disruption of the Company's business or operations resulting from the Year 2000 problem.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II.  OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits.

                        See the Exhibit Index on page 15 of this Form 10-Q.

                  (b) Reports on Form 8-K.

                      None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Chart Industries, Inc.
                                        ----------------------------------------
                                                      (Registrant)



Date:  November 9, 1998                 /s/Don A. Baines
       ------------------------         ----------------------------------------
                                        Don A. Baines
                                        Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


         Exhibit Number             Description of Document
         --------------             -----------------------

                  27                Financial Data Schedule