Form 10-K
period 1998-12-31
CHART INDUSTRIES INC
filed 1999-02-26
CIK 892553

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11442
                            ------------------------

                             CHART INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                         34-1712937
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)          Identification No.)

 5885 LANDERBROOK DR. SUITE 150, CLEVELAND,           44124
                    OHIO                           (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (440) 753-1490
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                         NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS      ON WHICH REGISTERED

    Common Stock,       New York Stock Exchange
  par value $.01 per
        share

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of January 29, 1999, the registrant had 23,598,324 shares of Common Stock outstanding. As of that date, the aggregate market value of the voting stock of the registrant held by non-affiliates was $63,292,249 (based upon the closing price of $7.875 per share of Common Stock on the New York Stock Exchange on January 29, 1999). For purposes of this calculation, the registrant deems the 8,037,111 shares of Common Stock held by all of its Directors and executive officers to be the shares of Common Stock held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 6, 1999 are incorporated by reference into Part III of this Form 10-K.

    Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS; ITEM 2. PROPERTIES; AND ITEM 3. LEGAL PROCEEDINGS.

                                  THE COMPANY

    Chart Industries, Inc. (the "Company" or "Chart") was organized in June 1992 as a Delaware corporation to serve as a holding company for the operations described herein. As used herein, the terms "Company" or "Chart" mean Chart Industries, Inc., its subsidiaries and its predecessors, unless the context otherwise indicates. The Company's executive offices are located at 5885 Landerbrook Drive, Suite 150, Cleveland, Ohio 44124, and its telephone number is
(440) 753-1490.

    The Company's sales for the year ended December 31, 1998 reached $229.4 million, an increase of 19.3 percent over sales of $192.2 million in 1997. The Company's net income in 1998 improved to $28.2 million from $22.6 million in 1997, an increase of 24.7 percent. In March 1998, the Company, through its wholly owned subsidiary Chart Marston Limited ("Chart Marston") acquired the net assets of the industrial heat exchanger division of IMI Marston Limited. Including Chart Marston's results on a pro forma basis as if acquired January 1, 1998, the Company's sales and net income for 1998 would have been $236.5 million and $28.1 million, respectively. Management believes that global expansion of the industrial gas and hydrocarbon processing markets presents attractive opportunities for growth. Management anticipates demand for the Company's products in the industrial gas market to increase over the next several years, driven principally by global industrialization, heightened environmental standards and demands for increased purity of gas products and increased efficiency in gas production. In the hydrocarbon processing market, management expects continued strong domestic and international growth, stemming in part from increased global demand for liquefied natural gas ("LNG") and ethylene.

                               RECENT DEVELOPMENT

    On February 16, 1999, the Company announced it had signed a definitive merger agreement with MVE Holdings, Inc. ("MVE"). Under the agreement, a wholly owned Chart subsidiary will merge with MVE. The Company expects the transaction to be completed within 60 days. The closing is subject to certain regulatory approvals and satisfaction of usual and customary closing conditions. The purchase price is approximately $240 million including assumed debt. The Company has received a financing commitment from Chase Manhattan Bank for a $300 million credit facility.

    MVE manufactures vacuum-insulated containment vessels and equipment for storing, transporting and using cryogenic liquids. These engineered products serve worldwide customers in the industrial gas, restaurant, medical, agricultural and liquid natural gas alternative fuels industries. MVE's products include a wide range of standard cryogenic storage tanks, specialty tanks, dewars, liquid cylinders, mobile units, transportation equipment, medical respiratory products (including liquid oxygen systems), equipment for producing carbonated beverages and equipment used to store and transport biological matter and other temperature-sensitive substances.

                                    BUSINESS

GENERAL

    The Company is a leading supplier of standard and custom-built industrial process equipment, primarily for cryogenic (low-temperature) applications. The Company has developed a particular expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 DEG. Kelvin/ -273 DEG. Centigrade/ -459 DEG. Fahrenheit). The majority of the Company's products, including heat exchangers, cold boxes, cryogenic tanks and other cryogenic components, are used in the processing, liquefaction, storage and transportation of gases and hydrocarbons.

SEGMENTS AND PRODUCTS

    The Company's operations are organized within three segments: Process Systems and Equipment ("PS&E"), Distribution, Storage and Applications Equipment ("DS&A") and Special Products ("SP").

PROCESS SYSTEMS AND EQUIPMENT SEGMENT

    The Company's principal products within the PS&E segment, which is focused on the process equipment used by the major industrial gas, natural gas and petrochemical companies in the production of their products and accounted for 54 percent of sales in 1998, include the following:

    HEAT EXCHANGERS. The Company is the leading designer and manufacturer of cryogenic heat exchangers. Using technology pioneered by the Company, heat exchangers are incorporated into systems such as cold boxes to facilitate the progressive cooling and liquefaction of air or hydrocarbon mixtures for the subsequent recovery or purification of component gases. In the industrial gas market, heat exchangers are used to obtain high purity atmospheric gases, such as oxygen, nitrogen and argon, which have numerous diverse industrial applications. In hydrocarbon processing industries, heat exchangers allow producers to obtain both purified forms of hydrocarbons and a variety of gas by-products, such as methane, ethane, propane and ethylene, which are commercially marketable for various industrial or residential uses. Heat exchangers are customized to the customer's order and range in price from $30,000 for a relatively simple unit to as high as $10 million for a major project.

    Management anticipates continued strong demand for its heat exchangers, resulting substantially from increased activity in the petrochemical and liquid natural gas segments of the hydrocarbon processing market. In particular, management believes that continuing efforts by less developed countries to broaden their industrial base present a promising source of demand for the Company's heat exchangers. Demand for heat exchangers in developed countries is expected to continue as firms upgrade their facilities for greater efficiency and regulatory compliance. To ensure adequate capacity for anticipated growth in demand for heat exchangers, the Company acquired Chart Marston in March 1998 and completed significant capital improvements to the Company's existing facilities.

    The Company's principal competitors for heat exchangers are Linde, Sumitomo, Kobe and Nordon. Management believes that the Company is the only producer of large brazed aluminum heat exchangers in the United States, and with the addition of Chart Marston, has the leading market share in the global heat exchanger market. Major customers for the Company's heat exchangers in the industrial gas market include Air Liquide, Air Products, BOC, MG Industries and Praxair. In the hydrocarbon processing market, major customers include AMOCO, ARCO, EXXON and contractors such as ABB Randall, Bechtel and M.W. Kellogg.

    COLD BOXES. The Company is a leading designer and fabricator of cold boxes. Cold boxes are highly engineered systems used to significantly reduce the temperature of gas mixtures to the point where component gases liquefy and can be separated and purified for further use in multiple industrial, scientific and commercial applications. In the industrial gas market, cold boxes are used to separate air into its major atmospheric components, including nitrogen, oxygen and argon, and are used in a diverse range of applications such as the quick-freezing of food, wastewater treatment and industrial welding. In the hydrocarbon processing market, the Company's cold box systems are used in natural gas processing and in the petrochemical industry. The construction of a cold box generally consists of one or more heat exchangers and other equipment packaged in a "box" consisting of metal framing and a complex system of piping and valves. Cold boxes, which are designed and fabricated to order, sell in the price range of $500,000 to $10 million, with the majority of cold boxes priced between $1 million and $2 million.

    The Company has a number of competitors for fabrication of cold boxes, including E.S. Fox, Ivor J. Lee, McShane and NAPTech. In addition, the Company's customers may decide to purchase the majority of the components and fabricate cold boxes themselves. Principal customers for the Company's cold boxes include Air Liquide, ABB Randall, AMOCO, Bechtel, BOC, MG Industries, M.W. Kellogg, Mesa Petroleum and Praxair.

DISTRIBUTION, STORAGE AND APPLICATIONS EQUIPMENT SEGMENT

    Representing 28 percent of the Company's sales in 1998, the products supplied by the DS&A segment are driven by end-user demands for transportation, storage and handling of liquids, and include the following:

    CRYOGENIC STORAGE TANKS. The Company is a leading supplier of cryogenic tanks, trailers, intermodal containers and railcars. Using sophisticated vacuum insulation systems placed between inner and outer tanks, these tanks are able to store and transport liquefied industrial gases and hydrocarbon gases at temperatures nearing absolute zero. The Company has experienced substantial growth in its storage tank sales as the demand for liquefied industrial gases and liquefied hydrocarbon gases has increased. Customers for the Company's cryogenic storage tanks include industrial gas producers, chemical producers, manufacturers of electrical components and businesses in the oil and natural gas industries. Prices for the Company's cryogenic storage tanks range from $25,000 to $500,000. Principal customers for the Company's cryogenic storage tanks are AGA, Air Liquide, Air Products, BOC, Jack B. Kelly and Praxair. The Company competes chiefly with MVE and Harsco for cryogenic storage tank customers.

    CRYOGENIC COMPONENTS. The Company's line of cryogenic components, including high-pressure cryogenic pumps, valves, vacuum jacketed piping systems and specialty components, are recognized in the market for their reliability, quality and performance. These products are sold to the Company's heat exchanger and cold box customers in the industrial gas and hydrocarbon processing industries, as well as to a diverse group of customers in those and other industries. The Company competes with a number of suppliers of cryogenic components, including MVE, Cryogenic Industries, CCI and Acme Cryogenics.

SPECIAL PRODUCTS SEGMENT

    SPECIAL PRODUCTS. The Company designs and manufactures thermal vacuum systems marketed to a customer base that includes the aerospace industry, government agencies, universities and national research facilities. The Company is a leading domestic supplier of space simulation systems used to test satellites and related components. The Company also manufactures large vacuum chambers for telescope mirror aluminizing, a process in which aluminum is vaporized to coat the surface of a large telescope mirror to restore its reflectivity. Management believes that the Company, as a pioneer in the development of this technology, has supplied the majority of these systems worldwide. The Company's major competitors in the market for thermal vacuum products and systems for aerospace and research applications include Tenney Vacuum and Bemco.

    The Company's experience and technological advancements in the high-vacuum area resulted in its involvement, beginning in 1995 and concluding in December 1998, in equipping the Laser Interferometer Gravitational-Wave Observatory ("LIGO") project, a scientific research project sponsored by the National Science Foundation and jointly managed by the Massachusetts Institute of Technology and the California Institute of Technology. The observatories will be dedicated to the detection and measurement of cosmic gravitational waves and the harnessing of these waves for scientific research. The Company supplied all of the required LIGO vacuum equipment, including vacuum chambers, large pipe spools, valves, vacuum pumps, controllers and modular clean rooms. Management believes that expertise in the field of high vacuum technology developed by the Company through its involvement in the LIGO project may have a number of new commercial applications.

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

MARKET OVERVIEW

    The markets served by the Company's principal products are the industrial gas and hydrocarbon processing markets. All categories of the Company's cryogenic products, including heat exchangers, cold boxes, cryogenic tanks and cryogenic components, serve both of these markets.

    Management believes that the global expansion of the industrial gas and hydrocarbon processing markets presents attractive opportunities for growth. To date, the sources of the Company's international business principally have been its large domestic-based customers who are aggressively expanding into international markets, and large foreign-based companies with significant U.S. operations. In 1998, approximately 30 percent of the Company's sales were destined for use at job sites outside the United States. To position the Company to take advantage of anticipated growth opportunities in the industrial gas and hydrocarbon processing markets abroad, management recently has concentrated its efforts on enhancing the Company's international presence.

    The industrial gas market is the largest market served by the Company, representing approximately 54 percent of its sales in 1998. The top world producers of industrial gases have been among the Company's largest customers for each of the last three years. Producers of industrial gases separate atmospheric air into its component gases using cryogenic processes. The resultant liquid gases are then stored and transported for ultimate use by a wide variety of customers in the petrochemical, electronics, glass, paper, metals, food, fertilizer, welding, enhanced oil recovery and medical industries. Industrial gas producers use heat exchangers and cold boxes to produce liquid gases, and cryogenic tanks and components, including pumps, valves and piping, to store, transport and distribute liquid gases to end users.

    Representing approximately 28 percent of the Company's sales in 1998, the hydrocarbon processing market consists of petrochemical and natural gas processors. Natural gas processing involves the separation and purification of natural gas for the production of liquid gas end products such as methane (when liquefied, LNG), ethane, propane and butane, and by-products such as helium, which have numerous commercial and industrial applications. In the petrochemical industry, cryogenic separation and purification processes are required to produce ethylene (the basic building block of plastics), propylene and numerous other primary hydrocarbons having industrial uses. Like the industrial gas market, the hydrocarbon processing market uses all of the categories of the Company's cryogenic products in the gas separation and purification processes and the subsequent storage and distribution of liquid gases. Major customers for the Company's products in the hydrocarbon processing markets are large multinational firms in the oil and gas industry and large engineering and construction concerns.

    In addition to the industrial gas and hydrocarbon processing markets, the Company also serves certain special market niches, the largest of which is vacuum systems. Vacuum equipment is supplied principally to the satellite testing market, which has developed worldwide. Vacuum equipment also is supplied to observatories for telescope mirror coating. Under the Company's largest single contract to date, the Company supplied sophisticated vacuum equipment to the LIGO project, a government funded gravitational observatory research project. The Company anticipates continued growth in its share of the market for large sophisticated vacuum systems.

ENGINEERING AND PRODUCT DEVELOPMENT

    The Company's engineering and product development activities are primarily associated with assisting in the design of products or modifications to execute specific customer orders. The Company's engineering, technical and marketing employees actively assist customers in specifying their needs and in determining appropriate products to meet those needs. For example, the Company's product development activities led to the introduction of the Core-in-Kettle-Registered Trademark- heat exchanger in 1990, which has been met with widespread customer acceptance by the hydrocarbon processing market. The Company also has invested in the development of new heat exchanger fins to enhance the performance of its products. Portions of the Company's engineering expenditures typically are charged to customers either as a separate item or as a part of product cost. The Company does not devote a material amount of resources to unfunded research and development activities.

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

MARKETING

    The Company's principal operating units currently market products and services in North America primarily through 49 direct sales personnel, and supplement these direct sales through independent sales representatives and distributors. The technical and custom design nature of the Company's products requires a professional, highly trained sales force. Each salesperson is expected to develop a highly specialized knowledge of one product or group of products within a segment of the Company and to sell that product or group of products in all markets in which the product is used, rather than to sell many products from different segments to a single market. Substantially all of the Company's sales personnel have engineering or technical experience.

    The Company uses independent sales representatives nearly exclusively to conduct its sales in the foreign countries which the Company serves. These independent sales representatives supplement the Company's direct sales force in dealing with language and cultural matters. The Company's domestic and foreign independent sales representatives earn commissions on sales, which vary by product type.

ORDERS AND BACKLOG

    The Company considers orders to be those for which the Company has received a signed purchase order or other written contract from the customer. Such orders are included in backlog until recognized as revenue or cancelled. The table below sets forth orders and backlog by segment for the periods presented.

                                                                                          DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
                                                                                     (DOLLARS IN THOUSANDS)
ORDERS
Process Systems and Equipment................................................  $   82,404  $   98,867  $   97,236
Distribution, Storage and Applications Equipment.............................      59,836      45,862      34,560
Special Products.............................................................      29,895      35,361      33,895
                                                                               ----------  ----------  ----------
    Total....................................................................  $  172,135  $  180,090  $  165,691
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
BACKLOG
Process Systems and Equipment................................................  $   63,688  $   79,963  $   74,658
Distribution, Storage and Applications Equipment.............................      25,161      29,403      19,322
Special Products.............................................................       7,274      18,115      34,298
                                                                               ----------  ----------  ----------
    Total....................................................................  $   96,123  $  127,481  $  128,278
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The Company experienced a decline in orders from the PS&E segment in 1998. This decline was primarily due to the Asian economic situation, softness in the industrial gas market and a strong U.S. dollar compared to the Japanese yen in the first half of the year. The inclusion of Chart Marston for a full year in 1999 should result in increased orders in the PS&E segment. Orders from the DS&A segment continued to increase in 1998, assisted by the inclusion of a full year of results for Cryenco Sciences, Inc. ("Cryenco") which was acquired by the Company in July 1997. The reduction in special products orders and backlog is primarily due to completion of the $39 million LIGO project in December 1998.

    All of the December 31, 1998 backlog is scheduled to be recognized as sales during 1999. The Company's backlog fluctuates from time to time and the amounts set forth above are not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales.

CUSTOMERS

    Ten customers accounted for 50 percent of consolidated sales in 1998. The Company's sales to particular customers fluctuate from period to period. Approximately 30 percent of sales are destined to be used in foreign countries. To reduce credit risk for both foreign and domestic sales the Company requires customer advances, letters of credit and other such guarantees of payment. For certain foreign customers the Company also purchases credit and political risk insurance. Management believes the Company's relationships with its customers are good.

PATENTS AND TRADEMARKS

    Although the Company has a number of patents, trademarks and licenses related to its business, no one of them or related group of them is considered by the Company to be of such importance that its expiration or termination would have a material adverse effect on the Company's business. In general, the Company depends upon technological capabilities, manufacturing quality control and application of know-how, rather than patents or other proprietary rights, in the conduct of its business.

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

    The Company also has a licensing agreement with Praxair under which the Company licenses technology related to the design of nitrogen rejection units, a type of cold box used in the natural gas processing industry to purify methane by the removal of nitrogen. The agreement provides for the joint marketing by the Company and Praxair of products using the licensed technology, prohibits the sale of such products to certain competitors of Praxair and may be terminated by either party upon not less than six months' notice to the other party.

RAW MATERIALS AND SUPPLIERS

    The Company manufactures most of the products it sells. The raw materials used in manufacturing include aluminum fin stock, brazing sheets, bars, strip, heads, plate and piping, carbon steel heads and plate and 9 percent nickel steel heads and plate. Most raw materials are available from multiple sources of supply.

    Commodity metals used by the Company have experienced fluctuations in price. The Company has generally been able to recover the costs of price increases through its contracts with customers. The Company foresees no acute shortages of any raw materials which would have a material adverse effect on its operations.

EMPLOYEES

    As of December 31, 1998, the Company had approximately 1,180 domestic employees and 230 international employees, including approximately 390 salaried, 360 union hourly and 660 non-union hourly employees. The salaried employees included approximately 130 engineers and draft-persons and 260 other professional, technical and clerical personnel.

    The Company is a party to two collective bargaining agreements through its operating subsidiaries. The agreement of ALTEC International Limited Partnership ("ALTEC") with the International Association of Machinists and Aerospace Workers covering 272 employees expires February 3, 2001. Process Engineering's agreement with the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers covering 89 employees expires August 27, 1999. Since the acquisition of each of its operating units, the Company has not had any work stoppages or strikes. The Company believes its employee relations are good.

FACILITIES

    The Company occupies ten principal locations totaling approximately 1 million square feet, with the majority, approximately 882,000 square feet, devoted to manufacturing, assembly and storage. Of these manufacturing facilities, approximately 643,000 square feet are owned and 239,000 square feet are occupied under operating leases. The Company considers its manufacturing facilities sufficient to meet its current and planned operational needs. The Company leases approximately 4,500 square feet for its executive offices in Cleveland, Ohio. The following table sets forth certain information about the Company's facilities:

LOCATION                                                            SEGMENT       SQ. FT.    OWNERSHIP         USE
--------------------------------------------------------------  ---------------  ---------  -----------  ----------------
LaCrosse, Wisconsin...........................................  PS&E               134,000       Owned   Manufacturing
                                                                                    10,000       Owned   Office
Wolverhampton, England........................................  PS&E               133,500       Owned   Manufacturing
                                                                                     4,900       Owned   Office
Westborough, Massachusetts....................................  PS&E/SP             51,900       Owned   Manufacturing
                                                                                    33,200       Owned   Office
New Iberia, Louisiana.........................................  PS&E                62,400      Leased   Manufacturing
Plaistow, New Hampshire.......................................  DS&A               154,000       Owned   Manufacturing
                                                                                    10,400       Owned   Office
Denver, Colorado..............................................  DS&A               108,900      Leased   Manufacturing
                                                                                    15,400      Leased   Office
                                                                                    87,200       Owned   Manufacturing
                                                                                    16,600       Owned   Office
Columbus, Ohio................................................  DS&A/SP             46,200      Leased   Manufacturing
Costa Mesa, California........................................  DS&A                21,900      Leased   Manufacturing
Clarksville, Arkansas.........................................  SP                  82,500       Owned   Manufacturing
                                                                                     2,800       Owned   Office
Greenville, Pennsylvania......................................  SP                   2,100      Leased   Office
Cleveland, Ohio...............................................  Corporate            4,500      Leased   Office
                                                                Headquarters

GOVERNMENT CONTRACTS

    In 1998, approximately 4 percent of the Company's revenues were derived from contracts or subcontracts with, or funded by, the United States government, primarily related to the LIGO project. This percentage is expected to decrease in future years with the successful completion of the LIGO project in December 1998. These contracts and subcontracts contain standard provisions permitting the government to terminate them at its option, without cause. In the event of such termination, the Company is entitled to receive reimbursement on the basis of work completed (costs incurred plus a reasonable profit). In addition, these contracts and subcontracts are subject to renegotiations of profits. The Company has no knowledge of any pending or threatened renegotiations or termination of any material government contract or subcontract.

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

Approximately $2.0 million is recorded at December 31, 1998 as reserves for known environmental matters. Expenditures relating to these remediation efforts are expected to be made primarily in the next 18 to 24 months, if the necessary regulatory agency approvals of the Company's work plans are obtained. Although the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Except for its continuing remediative efforts described above, the Company believes that it is currently in substantial compliance with all known material and applicable environmental regulations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information as of December 31, 1998, regarding each of the Company's executive officers is set forth below:

NAME                                      AGE      POSITION
------------------------------------      ---      ---------------------------------------------------------------------
Arthur S. Holmes....................          57   Chairman, Chief Executive Officer and a Director
James R. Sadowski...................          57   President and Chief Operating Officer
Don A. Baines.......................          55   Chief Financial Officer, Treasurer and a Director

    ARTHUR S. HOLMES has been Chairman and Chief Executive Officer of the Company since its formation in June 1992, and was President until December 1993. He also has been President and the principal owner of Holmes Investment Services, Inc. ("HIS"), a management consulting firm, since 1989. Mr. Holmes is currently the Chairman and Chief Executive Officer of ALTEC, and served as President of ALTEC from 1985 through 1989. From 1978 through 1985, he served in a variety of managerial capacities for Koch Process Systems, Inc., the predecessor of Process Systems International, Inc. ("PSI"), most recently as Vice President-Manager of the Gas Processing Division. Mr. Holmes is the co-inventor of the Company's patented Ryan/Holmes technology. See "Business--Patents and Trademarks". Mr. Holmes holds a BS and an MS in Chemical Engineering from the Pennsylvania State University and an MBA from Northeastern University.

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

    DON A. BAINES has been Chief Financial Officer of ALTEC since 1986 and has been the Chief Financial Officer and Treasurer of the Company since its formation in June 1992. He also has served as Chief Financial Officer for HIS since 1989. From 1986 through 1989, Mr. Baines served as Vice President, Manager of Finance for ALTEC. From 1976 through 1985, Mr. Baines served in a variety of managerial capacities, most recently Controller, in the Process/Transport Division of the Trane Company, which included the predecessor of ALTEC. Mr. Baines is a Certified Public Accountant and holds a BBA in Accounting from St. Edward's University, Austin, Texas.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Quarterly Stock Prices and Dividends

QUARTER                                                          HIGH        LOW      DIVIDEND
-------------------------------------------------------------  ---------  ---------  -----------
1997
1st..........................................................  $  11.389  $   7.555   $     .04
2nd..........................................................     12.278      8.833         .04
3rd..........................................................     14.333     11.583         .04
4th..........................................................     17.375     13.417         .05

QUARTER                                                          HIGH        LOW      DIVIDEND
-------------------------------------------------------------  ---------  ---------  -----------
1998
1st..........................................................  $  19.958  $  10.750   $     .05
2nd..........................................................     23.292     14.417         .05
3rd..........................................................     15.938      6.063         .05
4th..........................................................      9.750      5.125         .05

    Chart Industries Common Stock is traded on the New York Stock Exchange under the symbol "CTI". The information in the table above has been adjusted to reflect the three-for-two split of the Common Stock effected as a 50 percent share dividend in June 1998.

    Shareholders of record on January 29, 1999 numbered 1,902. The Company estimates that an additional 3,590 shareholders own stock held for their accounts at brokerage firms and financial institutions.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                                                                        YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------
                                                           1998        1997        1996        1995       1994
                                                        ----------  ----------  ----------  ----------  ---------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Sales.................................................  $  229,423  $  192,249  $  148,400  $  112,479  $  84,258
Gross profit..........................................      77,657      61,240      45,002      30,775     15,808
Selling, general and administrative expense...........      33,502      26,206      21,745      18,108     15,020
Restructuring charge..................................                                                      2,151
Operating income (loss)...............................      44,155      35,034      23,257      12,667     (1,363)
Net interest expense..................................         901         350         623       1,858        996
Income tax expense (benefit)..........................      15,039      12,057       7,605       3,746       (896)
Net income (loss).....................................      28,215      22,627      15,029       7,063     (1,463)
EARNINGS PER COMMON SHARE:
Net income (loss)(1)..................................  $     1.17  $     1.01  $      .67  $      .31  ($    .07)
Net income (loss)--assuming dilution(1)...............  $     1.16  $      .99  $      .66  $      .31  ($    .07)
OTHER FINANCIAL DATA:
Income from continuing operations before interest
  expense, income taxes, depreciation and
  amortization........................................  $   51,181  $   38,545  $   25,965  $   15,409  $   1,335
Depreciation and amortization.........................       7,026       3,511       2,708       2,742      2,698
Dividends.............................................       4,821       3,858       3,002       2,787      2,764
Dividends per share(1)................................  $      .20  $      .17  $      .13  $      .12  $     .12
BALANCE SHEET DATA:
Cash, cash equivalents and restricted cash............  $    2,169  $   22,095  $    9,408  $      229  $     206
Working capital.......................................      23,152      36,994      12,647      17,750     15,483
Total assets..........................................     158,205     128,919      81,196      66,506     54,881
Total debt............................................      11,325       4,468       4,830      14,573     18,080
Long-term debt, less current portion..................      10,894       4,063       4,469      12,566     16,073
Shareholders' equity..................................      93,154      76,457      28,096      18,433     14,364

------------------------

(1) The per-share data has been adjusted to reflect the three-for-two split of the Common Stock effected as a 50 percent stock dividend in June 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    In 1998, Chart Industries experienced a 24.7 percent increase in net income over the prior year. This increase can primarily be attributed to the accretive acquisitions of Chart Marston and Cryenco and the highly profitable orders received in 1997 for industrial gas and hydrocarbon processing equipment, including heat exchangers, cold boxes, cryogenic tanks and assorted system components.

    The tremendous increase in demand experienced in prior years for both industrial gas and hydrocarbon processing equipment sold by the Company's PS&E and DS&A segments slowed down in 1998. New orders in these two segments were $142.2 million in 1998 compared to $144.7 million and $131.8 million in 1997 and 1996, respectively. Backlog in these two segments at December 31, 1998 totaled $88.8 million and the Company's total consolidated backlog was $96.1 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

   QUARTERLY BACKLOG

12/31/92                       47.3
3/31/93                        39.1
6/30/93                        35.8
9/30/93                        36.1
12/31/93                       41.1
3/31/94                        38.9
6/30/94                        44.3
9/30/94                        48.5
12/31/94                       53.8
3/31/95                        58.2
6/30/95                        57.3
9/30/95                        97.7
12/31/95                        111
3/31/96                       112.9
6/30/96                       124.4
9/30/96                       125.5
12/31/96                      128.3
3/31/97                       118.1
6/30/97                       126.6
9/30/97                       125.6
12/31/97                      127.5
3/31/98                         144
6/30/98                       134.8
9/30/98                       107.3
12/31/98                       96.1

OPERATING RESULTS

    The following table sets forth, for the periods indicated, the percentage relationship to the Company's sales each line item represents.

                                                        YEARS ENDED DECEMBER 31,
                                                     -------------------------------
                                                       1998       1997       1996
                                                     ---------  ---------  ---------
Sales..............................................      100.0%     100.0%     100.0%
Cost of products sold..............................       66.2       68.1       69.7
Gross profit.......................................       33.8       31.9       30.3
Selling, general and administrative expense........       14.6       13.6       14.7
Operating income...................................       19.2       18.3       15.6
Interest expense, net..............................         .4         .2         .4
Income taxes.......................................        6.5        6.3        5.1
Net income.........................................       12.3       11.8       10.1

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                SEGMENT ANALYSIS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1998        1997        1996
                                                                             ----------  ----------  ----------
                                                                                   (DOLLARS IN THOUSANDS)
SALES
  Process Systems and Equipment............................................  $  124,609  $   93,562  $   65,946
  Distribution, Storage and Applications Equipment.........................      64,078      47,143      38,396
  Special Products.........................................................      40,736      51,544      44,058
                                                                             ----------  ----------  ----------
    Total..................................................................  $  229,423  $  192,249  $  148,400
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
GROSS PROFIT
  Process Systems and Equipment............................................  $   47,273  $   34,040  $   22,080
  Distribution, Storage and Applications Equipment.........................      17,275      13,422      10,432
  Special Products.........................................................      13,109      13,778      12,490
                                                                             ----------  ----------  ----------
    Total..................................................................  $   77,657  $   61,240  $   45,002
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
GROSS PROFIT MARGIN
  Process Systems and Equipment............................................        37.9%       36.4%       33.5%
  Distribution, Storage and Applications Equipment.........................        27.0%       28.5%       27.2%
  Special Products.........................................................        32.2%       26.7%       28.3%
    Total..................................................................        33.8%       31.9%       30.3%

YEARS ENDED DECEMBER 31, 1998 AND 1997

    Sales for 1998 were $229.4 million, an increase of $37.2 million or 19.3 percent over 1997. The largest increase in sales occurred in the PS&E segment, with 1998 sales exceeding 1997 sales by $31.0 million, of which $23.4 million was attributable to incremental sales of brazed aluminum heat exchangers by Chart Marston.

    Sales in the DS&A segment increased $16.9 million over the prior year, primarily on the strength of industrial gas equipment sales at Cryenco, which were up $12.9 million.

    Special products sales declined by $10.8 million in 1998. Much of the sales decline in this segment is the result of the winding down of the LIGO project, which was successfully completed in December 1998.

    Gross profit for 1998 increased $16.4 million or 26.8 percent from 1997 levels. The gross margin increased from 31.9 percent in 1997 to 33.8 percent in 1998. As in sales, a large portion of the improvement in both gross profit and in gross margin came from the PS&E segment. The most dramatic improvement came as a result of increased volume and price in the brazed aluminum heat exchanger market.

    Selling, general and administrative ("SG&A") expense totaled $33.5 million for 1998, an increase of $7.3 million from 1997. The increase in SG&A expense is largely driven by the variable expenses of profit sharing, management incentive compensation and selling commissions, all of which are closely tied to profitability and sales levels. In addition, the acquisition of Chart Marston added $3.6 million of SG&A expense during the nine months its results were included in the Company's results. As a percentage of sales, SG&A expense increased from 13.6 percent in 1997 to 14.6 percent in 1998. The increase in SG&A expense as a percentage of sales in 1998 is partially caused by expenses related to merger and acquisition activity the Company engaged in throughout the year.

    Net interest expense increased to $901,000 during 1998 from $350,000 during 1997. The increase in interest expense is due to the increase in debt incurred in connection with the acquisition of Chart Marston.

    As a result of the continued growth of the Company's brazed aluminum heat exchanger operations and the addition of Chart Marston, total employment increased 9.3 percent to 1,410 employees. The Company believes that this increase is appropriately commensurate with the Company's annual revenue growth which has exceeded 19 percent in each of the last four years.

YEARS ENDED DECEMBER 31, 1997 AND 1996

    Sales for 1997 were $192.2 million, an increase of $43.8 million or 29.5 percent over 1996. By far, the largest increase in sales occurred in the PS&E segment, with 1997 sales exceeding 1996 sales by $27.6 million, of which $15.8 million was attributable to increased sales of brazed aluminum heat exchangers and the remainder to increased sales of cold box assemblies.

    Sales in the DS&A segment increased $8.7 million over the prior year, almost entirely in cryogenic tanks and trailers, primarily due to the acquisition of Cryenco.

    Special products sales increased by $7.5 million in 1997. Much of the sales improvement in this segment is the result of vacuum equipment being supplied to the LIGO project, the sales of which totaled approximately $17.8 million during 1997, as well as increased sales of cryogenic components.

    Gross profit for 1997 increased $16.2 million or 36.1 percent from 1996 levels. The gross margin increased from 30.3 percent in 1996 to 31.9 percent in 1997. As in sales, a large portion of the improvement in both gross profit and in gross margin came from the PS&E segment. The most dramatic improvement came as a result of increased volume and price in the brazed aluminum heat exchanger market. However, the cold box engineering and fabrication market also responded with better productivity and volume.

    Selling, general and administrative expense totaled $26.2 million for 1997, an increase of $4.5 million from 1996. However, as a percentage of sales, SG&A expense decreased from 14.7 percent in 1996 to 13.6 percent in 1997. This improvement is the result of increasing volume relative to the fixed overhead. The $4.5 million increase in SG&A expense is largely driven by the variable expenses of profit sharing, management incentive compensation and selling commissions, all of which are closely tied to profitability and sales levels. In addition, the acquisition of Cryenco added $1.4 million of SG&A expense during the five months its results were included in the Company's results.

    Net interest expense declined during 1997. The 1997 expense is related both to the debt resulting from the acquisition of Cryenco, which was outstanding for approximately one quarter before the proceeds from the stock offering were used to pay down all borrowings under the credit facility, and the IRB which remained outstanding throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations in 1998 was $30.9 million compared to $22.7 million in 1997 and $32.9 million in 1996. As the Company takes on large orders and progresses through completion, there could be large fluctuations in cash flows depending on negotiated payment terms with customers. The Company is currently well positioned in regard to its working capital needs, due to significant progress payments by its customers and net income which offsets the need for additional inventory required to complete the Company's current level of backlog.

    Capital expenditures in 1998, 1997 and 1996 were $10.0 million, $7.1 million and $8.4 million, respectively. In 1998, the Company paid $3.5 million to acquire land and buildings used by its Cryenco facility. The 1997 capital expenditures relate primarily to the expansion of capacity at the Company's ALTEC facility, as well as general throughput enhancing expenditures at the Company's other operations.

    On March 27, 1998, the Company, through its wholly-owned subsidiary Chart Marston, acquired the net assets of the industrial heat exchanger division of IMI Marston Limited, a wholly-owned subsidiary of

IMI plc, for 21 million Pounds Sterling (approximately U.S. $35.3 million). The Company borrowed 11 million Pounds Sterling (approximately U.S. $18.5 million) to fund the acquisition.

    On July 31, 1997, the Company acquired all of the shares outstanding of Cryenco, a Denver, Colorado based manufacturer of cryogenic tanks and related products for the transportation, storage and dispensing of LNG and liquefied argon, oxygen and nitrogen. Consideration for the acquisition included the payment of $19.6 million to purchase the common stock outstanding and certain warrants of Cryenco, the payment of $685,000 to redeem its preferred stock outstanding and the assumption of approximately $6.2 million of indebtedness. The Company also assumed Cryenco's obligations under other warrants, which were converted into warrants to purchase Common Stock of the Company, and were recorded in the Company's accounts at an estimated fair value of $436,000.

    The Company completed a stock offering on October 9, 1997. Of the 4,830,000 shares of Common Stock sold, 2,580,000 were offered by the Company and 2,250,000 were offered by certain stockholders. Consideration for the sale of all shares sold in the offering (excluding underwriter discounts and expenses) was $14.00 per share. The proceeds to the Company from the stock sale were used to repay the outstanding borrowings under the Company's $45 million credit facility (the "Credit Facility").

    In November 1996, the Board of Directors authorized a program to repurchase 2,250,000 shares of the Company's Common Stock. The amount and timing of share purchases will depend on market conditions, share price and other factors. The Company reserves the right to discontinue the repurchase program at any time. In 1998, 1997 and 1996, 909,433, 562,725 and 329,175 shares, respectively, were acquired under the program.

    On February 16, 1999, the Company announced the signing of a definitive merger agreement with MVE Holdings, Inc. To finance the acquisition the Company has negotiated a $300 million credit facility with Chase Manhattan Bank.

    The Company forecasts that cash generated by operations, borrowings under its Credit Facility, which now extends through May 30, 2000, and access to capital markets will be sufficient to satisfy its working capital, dividend, capital expenditure and debt repayment requirements and to finance continued growth through acquisition.

    Dividends totaling $4.8 million, or $.20 per share, $3.9 million, or $.17 per share, and $3.0 million, or $.13 per share, were paid during 1998, 1997 and 1996, respectively. Any future declarations of dividends are at the sole discretion of the Company's Board of Directors. No assurance can be given as to whether dividends may be declared in the future, and if declared, the amount and timing of such dividends.

YEAR 2000 READINESS DISCLOSURE

    The Year 2000 Problem is the result of the inability of hardware, software and control systems to properly recognize and process two-digit references to specific years, beginning with the year 2000. The Year 2000 Problem could result in system failures or miscalculations causing disruptions of the operations of the Company, its suppliers and its customers.

    In 1997, the Company completed a preliminary assessment of its critical software systems and determined that none of these systems could not be made compliant. In June 1998, the Company initiated a formal assessment plan for all non-critical software systems by identifying a lead person at each of its locations to be responsible for ensuring that the location will be compliant. The first phase of the formal assessment plan, which was completed in the third quarter of 1998, included an inventory of all information technology systems and control systems with embedded chip technology. Results of the inventory indicated that all information technology systems are or should be compliant by the year 2000, primarily because none of these systems involve internally developed software and compliant versions are readily available. The Company produces a limited number of products utilizing control systems with embedded chip technology, and is contacting the vendors who provide these embedded chips to determine compliance. This project will be completed in the second quarter of 1999. Based upon the Company's review of systems using embedded chip technology within its existing facilities, the Company is reasonably sure that its facilities are materially year 2000 compliant. The Company believes that the third parties whose Year 2000 Problems pose the greatest risks for the Company include its banks that maintain depository accounts, its payroll processing company, its suppliers of the major materials used in production processes, its utility providers and its providers of freight services. The Company has communicated with these third parties to determine if they have an effective plan in place to address the Year 2000 Problem, and has received positive responses from the majority of these third parties. However, the Company provides no assurance that these third parties will be year 2000 compliant or that their noncompliance will not have a material adverse effect on the Company.

    The Company currently estimates that it will spend less than $1 million to ensure that its information technology systems are compliant, of which more than half has been committed or spent through December 31, 1998. Accordingly, the Company expects cash flow from operations and available borrowings to be sufficient to fund these expenditures.

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

FORWARD-LOOKING STATEMENTS

    The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, business and market conditions; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) ability of the Company to identify, consummate and integrate the operations of suitable acquisition targets; (f) ability of the Company to manage its fixed-price contract exposure; (g) the Company's relations with its employees; (h) the extent of product liability claims asserted against the Company; (i) variability in the Company's operating results; (j) the ability of the Company to attract and retain key personnel; (k) the costs of compliance with environmental matters; (l) the ability of the Company to protect its proprietary information; and (m) disruption of the Company's business or operations resulting from the Year 2000 Problem.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Chart Industries, Inc.

    We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Cleveland, Ohio
February 8, 1999

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                         1998       1997
                                                                       ---------  ---------
                                                                           (DOLLARS IN
                                                                            THOUSANDS)
                                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents..........................................  $   2,169  $  22,095
  Accounts receivable, net of allowances of $775 and $707............     37,336     31,636
  Inventories, net...................................................     29,803     25,617
  Unbilled contract revenue..........................................      2,911      2,520
  Deferred income taxes..............................................      1,845      2,134
  Other current assets...............................................      2,047        847
                                                                       ---------  ---------
TOTAL CURRENT ASSETS.................................................     76,111     84,849
Property, plant and equipment, net...................................     40,536     27,241
Goodwill, net........................................................     31,568     15,698
Other intangible assets, net.........................................      9,990      1,131
                                                                       ---------  ---------
TOTAL ASSETS.........................................................  $ 158,205  $ 128,919
                                                                       ---------  ---------
                                                                       ---------  ---------

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable...................................................  $  11,540  $   8,878
  Customer advances..................................................     13,011     13,710
  Billings in excess of contract revenue.............................      2,194      3,030
  Accrued salaries, wages and benefits...............................     10,578      9,340
  Warranty reserves..................................................      4,374      4,809
  Other current liabilities..........................................     10,831      7,683
  Current portion of long-term debt..................................        431        405
                                                                       ---------  ---------
TOTAL CURRENT LIABILITIES............................................     52,959     47,855
Revolving credit facility............................................      7,250
Other long-term debt.................................................      3,644      4,063
Deferred income taxes................................................      1,198        544

SHAREHOLDERS' EQUITY
  Preferred stock, 1,000,000 shares authorized, none issued or outstanding
  Common stock, par value $.01 per share--30,000,000 shares
    authorized, 24,321,917 and 24,281,510 shares issued at December
    31, 1998 and 1997, respectively..................................        243        162
  Additional paid-in capital.........................................     43,367     43,256
  Retained earnings..................................................     56,352     33,039
  Accumulated other comprehensive income.............................       (358)
  Treasury stock, at cost, 732,452 shares at December 31, 1998.......     (6,450)
                                                                       ---------  ---------
                                                                          93,154     76,457
                                                                       ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................  $ 158,205  $ 128,919
                                                                       ---------  ---------
                                                                       ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
                                                                               (DOLLARS AND SHARES IN THOUSANDS,
                                                                                   EXCEPT PER SHARE AMOUNTS)
Sales........................................................................  $  229,423  $  192,249  $  148,400
Cost of products sold........................................................     151,766     131,009     103,398
                                                                               ----------  ----------  ----------
Gross profit.................................................................      77,657      61,240      45,002
Selling, general and administrative expense..................................      33,502      26,206      21,745
                                                                               ----------  ----------  ----------
Operating income.............................................................      44,155      35,034      23,257
Interest expense, net........................................................        (901)       (350)       (623)
                                                                               ----------  ----------  ----------
Income before income taxes...................................................      43,254      34,684      22,634
Income tax expense (benefit):
  Current....................................................................      14,096      12,874       8,566
  Deferred...................................................................         943        (817)       (961)
                                                                               ----------  ----------  ----------
                                                                                   15,039      12,057       7,605
                                                                               ----------  ----------  ----------
Net income...................................................................  $   28,215  $   22,627  $   15,029
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income per share.........................................................  $     1.17  $     1.01  $      .67
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Shares used in per share calculations........................................      24,084      22,336      22,376
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income per share--assuming dilution......................................  $     1.16  $      .99  $      .66
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Shares used in per share calculations--assuming dilution.....................      24,426      22,860      22,779
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                          ACCUMULATED
                                                                 ADDITIONAL                  OTHER                      TOTAL
                                            SHARES      COMMON    PAID-IN     RETAINED   COMPREHENSIVE   TREASURY   SHAREHOLDERS'
                                          OUTSTANDING   STOCK     CAPITAL     EARNINGS      INCOME        STOCK        EQUITY
                                          -----------   ------   ----------   --------   -------------   --------   -------------
                                                        (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at January 1, 1996..............     9,931       $101     $17,024     $ 2,294                    $  (986)      $18,433

  Net income............................                                       15,029                                   15,029
  Dividends ($.13 per share)............                                       (3,002)                                  (3,002)
  Treasury stock acquisitions...........      (255)                                                       (3,732)       (3,732)
  Stock options, net of tax benefit.....       115          1         737                                     28           766
  Contribution of stock to employee
    benefit plans.......................        50                    357                                    245           602
                                          -----------   ------   ----------   --------   -------------   --------   -------------
Balance at December 31, 1996............     9,841        102      18,118      14,321                     (4,445)       28,096

  Net income............................                                       22,627                                   22,627
  Dividends ($.17 per share)............                                       (3,858)                                  (3,858)
  Treasury stock acquisitions...........      (252)                                                       (5,646)       (5,646)
  Stock options, net of tax benefit.....        39          1         469                                                  470
  Conversion of Cryenco warrants........                              436                                                  436
  Three for two stock split.............     4,809         51                     (51)
  Contribution of stock to employee
    benefit plans.......................        31                    571                                     95           666
  Stock offering........................     1,720         17      33,649                                               33,666
  Retirement of treasury shares.........                   (9)     (9,987)                                 9,996
                                          -----------   ------   ----------   --------   -------------   --------   -------------
Balance at December 31, 1997............    16,188        162      43,256      33,039                      --           76,457
  Net income............................                                       28,215                                   28,215
  Other comprehensive income, net of tax:
    Foreign currency translation
      adjustments.......................                                                    $  (358)                      (358)
                                                                                                                    -------------
  Comprehensive income..................                                                                                27,857
  Dividends ($.20 per share)............                                       (4,821)                                  (4,821)
  Treasury stock acquisitions...........      (844)                                                       (8,278)       (8,278)
  Stock options, net of tax benefit.....        65                     77                                    706           783
  Three for two stock split.............     8,079         81                     (81)
  Contribution of stock to employee
    benefit plans.......................       101                    (77)                                 1,122         1,045
  Other.................................                              111                                                  111
                                          -----------   ------   ----------   --------   -------------   --------   -------------
Balance at December 31, 1998............    23,589       $243     $43,367     $56,352       $  (358)     $(6,450)      $93,154
                                          -----------   ------   ----------   --------   -------------   --------   -------------
                                          -----------   ------   ----------   --------   -------------   --------   -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
                                                                                       (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income.....................................................................  $  28,215  $  22,627  $  15,029
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................................      7,026      3,511      2,708
    Deferred income taxes........................................................        943       (817)      (961)
    Contribution of stock to employee benefit plans..............................      1,045        666        602
    Increase (decrease) in cash resulting from changes in operating assets and liabilities:
      Accounts receivable........................................................      3,807       (323)       692
      Inventory and other current assets.........................................     (2,895)       126     (1,383)
      Accounts payable and other current liabilities.............................     (1,666)     4,325      5,468
      Billings in excess of contract revenue and customer advances...............     (5,541)    (7,402)    10,707
                                                                                   ---------  ---------  ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES......................................     30,934     22,713     32,862
INVESTING ACTIVITIES
  Capital expenditures...........................................................    (10,006)    (7,140)    (8,446)
  Acquisition of Chart Marston...................................................    (35,324)
  Acquisition of Cryenco, net of cash acquired...................................               (20,128)
  Other investing activities.....................................................         60        195        474
                                                                                   ---------  ---------  ---------
  NET CASH USED IN INVESTING ACTIVITIES..........................................    (45,270)   (27,073)    (7,972)

FINANCING ACTIVITIES
  Principal payments on long-term debt...........................................       (405)      (835)    (3,243)
  Repayments on credit facility..................................................    (36,357)   (54,750)   (44,750)
  Borrowings on credit facility..................................................     43,594     48,000     33,250
  Borrowing under Industrial Revenue Bond........................................                            5,000
  Purchase of treasury stock.....................................................     (8,278)    (5,646)    (3,732)
  Stock offering.................................................................                33,666
  Stock options exercised........................................................        783        470        766
  Dividends paid to shareholders.................................................     (4,821)    (3,858)    (3,002)
                                                                                   ---------  ---------  ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES............................     (5,484)    17,047    (15,711)
                                                                                   ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.............................    (19,820)    12,687      9,179
Effect of exchange rate changes on cash..........................................       (106)
Cash and cash equivalents at beginning of year...................................     22,095      9,408        229
                                                                                   ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.........................................  $   2,169  $  22,095  $   9,408
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--NATURE OF OPERATIONS

    The Company is involved in the engineering and manufacturing of industrial equipment and systems for the cryogenic and process industries and various research applications. Substantially all of the Company's sales and trade accounts receivable are related to the industrial gas, hydrocarbon and chemical processing and power generation industries and laboratories related to space and high physics research located throughout the world. To reduce credit risk for both foreign and domestic sales the Company requires customer advances, letters of credit and other such guarantees of payment. For certain foreign customers the Company also purchases credit and political risk insurance. Sales to U.S. government funded projects accounted for 4 percent, 12 percent and 11 percent of consolidated sales in 1998, 1997 and 1996, respectively.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Certain items in previous financial statements have been reclassified to conform to 1998 presentation.

    CASH AND CASH EQUIVALENTS: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The December 31, 1998 balance includes commercial paper, money market investments, overnight repurchase agreements and cash.

    GOODWILL AND OTHER INTANGIBLE ASSETS: All intangible assets are carried at cost less applicable amortization. Goodwill represents the excess of purchase price over the fair value of net assets acquired in purchase business combinations. Goodwill is amortized using the straight-line method over the periods of expected benefit, but not in excess of 40 years. Total amortization expense of all intangibles was $1,397,000, $376,000 and $507,000 in 1998, 1997
and 1996, respectively. Accumulated amortization for all intangibles was $2,142,000 and $745,000 at December 31, 1998 and 1997, respectively.

    INVENTORIES: Inventories are stated at the lower of cost or market with cost being determined by both the last-in, first-out ("LIFO") method (approximately 51 percent and 54 percent of total inventory at December 31, 1998 and 1997, respectively), and the first-in, first-out ("FIFO") method. The components of inventory are as follows:

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                         1998       1997
                                                                       ---------  ---------
                                                                           (DOLLARS IN
                                                                            THOUSANDS)
Raw materials and supplies...........................................  $  14,785  $  12,971
Work in process......................................................     13,955     11,992
Finished goods.......................................................      1,273        922
LIFO reserve.........................................................       (210)      (268)
                                                                       ---------  ---------
                                                                       $  29,803  $  25,617
                                                                       ---------  ---------
                                                                       ---------  ---------

    STOCK SPLIT: All shares of Common Stock (except for transactions affecting shares outstanding in the Consolidated Statements of Shareholders' Equity) and per share amounts have been adjusted to give retroactive effect to a three-for-two stock split effected in the form of a 50 percent stock dividend distributed on June 30, 1998 to shareholders of record on June 16, 1998.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated on the basis of cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, whereas major betterments are capitalized. The cost of applicable assets is depreciated over their estimated useful lives. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The following table shows original costs and the estimated useful lives by classification of assets:

                                                                                               DECEMBER 31,
                                                                                           --------------------
CLASSIFICATION                                                    EXPECTED USEFUL LIFE       1998       1997
--------------------------------------------------------------  -------------------------  ---------  ---------
                                                                                               (DOLLARS IN
                                                                                                THOUSANDS)
Land and buildings............................................  20-35 years (buildings   ) $  20,986  $  11,992
Machinery and equipment.......................................  3-12 years                    34,993     26,415
Furniture and fixtures........................................  3-5 years                      4,665      3,831
Construction in process.......................................                                 1,094        794
                                                                                           ---------  ---------
                                                                                              61,738     43,032
Less accumulated depreciation.................................                               (21,202)   (15,791)
                                                                                           ---------  ---------
Total Property, Plant and Equipment...........................                             $  40,536  $  27,241
                                                                                           ---------  ---------
                                                                                           ---------  ---------

    Property, plant and equipment along with the intangible assets are periodically evaluated for impairment. The Company assesses impairment for each of its operating units by measuring future cash flows against the carrying value of these long-lived assets. If the future undiscounted cash flows are less than the carrying amount, an impairment reserve is recorded.

    REVENUE RECOGNITION: The Company uses the percentage of completion method of accounting for significant contracts. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. Earned revenue on contracts in process totaled $94.9 million through December 31, 1998. Timing of amounts billed on contracts varies from contract to contract causing high variation in working capital needs. Amounts billed on percentage of completion contracts in process total $90.4 million at December 31, 1998. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. For less significant contracts, revenue is recognized when products are completed or shipped.

    COMPREHENSIVE INCOME: Effective January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 did not impact net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments to be included in other comprehensive income. The Company did not incur any foreign currency translation adjustments prior to its acquisition of Chart Marston on March 27, 1998. As a result, prior year financial statements did not require reclassification to conform to the requirements of Statement 130.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    OPERATING SEGMENTS: Effective January 1, 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

    USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, especially in regard to the percentage of completion method of revenue recognition.

    DEFERRED INCOME TAXES: The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial reporting and the consolidated tax return in accordance with the liability method.

    NET INCOME PER SHARE: In 1997, the FASB issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform with Statement 128.

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
                                                                                    (DOLLARS IN THOUSANDS, EXCEPT
                                                                                         PER SHARE AMOUNTS)
Numerator:
  Net income:....................................................................  $  28,215  $  22,627  $  15,029
Denominator:
  Denominator for basic earnings per share--weighted average shares..............     24,084     22,336     22,376
Effect of dilutive securities:
  Employee stock options and warrants............................................        342        524        403
                                                                                   ---------  ---------  ---------
Dilutive potential common shares.................................................     24,426     22,860     22,779
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Net income per share.............................................................  $    1.17  $    1.01  $     .67
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Net income per share--assuming dilution..........................................  $    1.16  $     .99  $     .66
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    EMPLOYEE STOCK OPTIONS: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE C--FINANCING ARRANGEMENTS

    The Company currently maintains a consolidated multi-currency credit and revolving loan facility (the "Credit Facility") which provides for loans of up to the equivalent of $45 million, of which $15 million may be available for the issuance of letters of credit and bank guarantees. The Company had borrowings of $7.25 million outstanding under the Credit Facility at December 31, 1998. The Credit Facility extends to May 30, 2000. The Credit Facility provides the bank with a secured interest in substantially all of the property, plant and equipment of the Company.

    Under the terms of the Credit Facility, loans (including draws under any proposed letters of credit) will bear interest, at the Company's option, at a rate equal to the bank's base rate (7.75 percent at December 31, 1998) or LIBOR plus .625 percent per annum. Based on the Company's financial position, the Company and its banks have agreed to adjust the LIBOR differential on a set schedule. The Company is also required to pay a commitment fee of .375 percent per annum on the total amount of the Credit Facility, payable quarterly in arrears.

    The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the maintenance of certain financial ratios on a consolidated basis such as: minimum current ratio, minimum net worth, maximum leverage, minimum interest coverage ratio and minimum fixed charge ratio. As of December 31, 1998, the Company was in compliance with all covenants and conditions. The Company has letters of credit outstanding and bank guarantees totaling $11.8 million supported by the Credit Facility.

    As part of the expansion of the ALTEC facility, the Company issued Industrial Development Revenue Bonds ("IRB") totaling $5 million during 1996 ($4.1 million and $4.4 million outstanding at December 31, 1998 and 1997, respectively). The bonds are collateralized by the equipment related to the expansion. The interest rate on the bonds is 6.3 percent and maturities in the next five years are as follows: 1999-- $431,000; 2000--$459,000, 2001--$489,000;
2002--$521,000; 2003--$555,000; and a final maturity in 2006.

    Interest paid was $1,561,000, $709,000 and $688,000 in 1998, 1997 and 1996
respectively.

NOTE D--ACQUISITIONS

    On March 27, 1998, the Company, through its wholly-owned subsidiary Chart Marston, acquired the net assets of the industrial heat exchanger division of IMI Marston Limited, a wholly-owned subsidiary of IMI plc, for 21 million Pounds Sterling (approximately U.S. $35.3 million). The Company borrowed 11 million Pounds Sterling (approximately U.S. $18.5 million) to fund the acquisition.

    On July 31, 1997, the Company acquired all of the shares outstanding of Cryenco, a Denver, Colorado based manufacturer of cryogenic tanks and related products for the transportation, storage and dispensing of LNG and liquefied argon, oxygen and nitrogen. Consideration for the acquisition included the payment of $19.6 million to purchase the common stock outstanding and certain warrants of Cryenco, the payment of $685,000 to redeem its preferred stock outstanding and the assumption of approximately $6.2 million of indebtedness. The Company also assumed Cryenco's obligations under other warrants, which were converted into warrants to purchase Common Stock of the Company, and were recorded as additional paid-in capital at an estimated fair value of $436,000.

    The above acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. This treatment resulted in approximately $15.9 million and $15.2 million of purchase price in excess of net

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE D--ACQUISITIONS (CONTINUED)
assets acquired (goodwill) for Chart Marston and Cryenco, respectively. Such excess is being amortized on a straight-line basis over 40 years. Chart Marston's and Cryenco's results of operations have been included in the consolidated results of operations since the date of acquisition.

    The unaudited pro forma results of operations for 1998 and 1997, assuming consummation of both acquisitions as of January 1, 1997, are as follows:

                                                                        1998        1997
                                                                     ----------  ----------
                                                                     (DOLLARS IN THOUSANDS,
                                                                        EXCEPT PER SHARE
                                                                            AMOUNTS)
Sales..............................................................  $  236,471  $  238,995
Net income.........................................................      28,101      21,375
Net income per share...............................................        1.17         .96
Net income per share--assuming dilution............................        1.15         .94

NOTE E--INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of $665,000 that expire in years 2003 through 2006. These carryforwards resulted from the Company's 1991 acquisition of Process Engineering and are subject to Separate Return Limitation Year (SRLY) and Section 382 limitations imposed by the Internal Revenue Service Code of 1986, as amended, and the regulations thereunder. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                            DECEMBER 31,
                                                                        --------------------
                                                                          1998       1997
                                                                        ---------  ---------
                                                                            (DOLLARS IN
                                                                             THOUSANDS)
Deferred tax liabilities:
  Property, plant and equipment.......................................  $   2,411  $   2,315
  Inventory...........................................................      1,537      1,292
  Pensions............................................................        371        283
  Other--net..........................................................        195        134
                                                                        ---------  ---------
    TOTAL DEFERRED TAX LIABILITIES....................................  $   4,514  $   4,024
                                                                        ---------  ---------
                                                                        ---------  ---------
Deferred tax assets:
  Accruals and reserves...............................................  $   4,643  $   5,323
  Net operating loss carryforwards....................................        233        282
  Other--net..........................................................        285          9
                                                                        ---------  ---------
    TOTAL DEFERRED TAX ASSETS.........................................  $   5,161  $   5,614
                                                                        ---------  ---------
                                                                        ---------  ---------

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE E--INCOME TAXES (CONTINUED)
    Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Current:
  Federal.....................................................  $  12,844  $  11,908  $   7,936
  State.......................................................        793        966        630
  Foreign.....................................................        459     --         --
                                                                ---------  ---------  ---------
                                                                   14,096     12,874      8,566

Deferred:
  Federal.....................................................        821       (750)      (850)
  State.......................................................         77        (67)      (111)
  Foreign.....................................................         45     --         --
                                                                ---------  ---------  ---------
                                                                      943       (817)      (961)
                                                                ---------  ---------  ---------
                                                                $  15,039  $  12,057  $   7,605
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense is:

                                                                 YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------
                                                   1998                    1997                    1996
                                          ----------------------  ----------------------  ----------------------
                                           AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT
                                          ---------  -----------  ---------  -----------  ---------  -----------
                                                                  (DOLLARS IN THOUSANDS)
Tax at U.S. statutory rates.............  $  15,139        35.0%  $  12,139        35.0%  $   7,922        35.0%
State income taxes, net of federal tax
  benefit...............................        566         1.3         584         1.7         337         1.5
Effective tax rate differential of
  earnings outside of U.S...............       (267)        (.6)
Reversal of valuation allowance.........                                                       (370)       (1.6)
Federal tax benefit of Foreign Sales
  Corp..................................       (617)       (1.4)       (528)       (1.5)       (213)        (.9)
Other--net..............................        218          .5        (138)        (.4)        (71)        (.4)
                                          ---------         ---   ---------         ---   ---------         ---
                                          $  15,039        34.8%  $  12,057        34.8%  $   7,605        33.6%
                                          ---------         ---   ---------         ---   ---------         ---
                                          ---------         ---   ---------         ---   ---------         ---

    The Company paid approximately $12.4 million, $11.1 million and $8.0 million of income taxes in 1998, 1997 and 1996, respectively.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE F--EMPLOYEE BENEFIT PLANS

    The Company has two defined benefit pension plans which cover certain hourly and salary employees. The Company's funding policy is to contribute at least the minimum funding amounts required by law. Plan assets consist primarily of U.S. Treasury notes and corporate stocks and bonds. Effective December 31, 1998, the Company adopted FASB Statement No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits." The disclosures required by Statement 132 supersede previous disclosure requirements without affecting measurement or recognition criteria. Accordingly, all disclosures for prior periods shown below have been restated to conform to the disclosure requirements of Statement 132.

    The actuarially computed combined pension cost included the following components for the years ended December 31:

                                                                          1998       1997       1996
                                                                        ---------  ---------  ---------
                                                                            (DOLLARS IN THOUSANDS)
Service cost..........................................................  $     227  $     321  $     281
Interest cost.........................................................        383        336        302
Actual return on plan assets..........................................       (183)      (574)      (290)
Net amortization and deferrals........................................       (194)       265         18
                                                                        ---------  ---------  ---------
TOTAL PENSION COST....................................................  $     233  $     348  $     311
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    During 1998 the Company curtailed its pension plan related to certain of the union employees at ALTEC and recognized $161,000 of expense in addition to the normal pension cost disclosed above. As a result of this curtailment, the Company is making contributions to a multiemployer pension plan maintained by the union. The Company now makes contributions to two union supported multiemployer pension plans with expenses totaling $297,000, $66,000 and $51,000 in 1998, 1997 and 1996, respectively.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE F--EMPLOYEE BENEFIT PLANS (CONTINUED)
The following table sets forth changes in the benefit obligation, plan assets, funded status of the plans and amounts recognized in the balance sheets as of December 31:

                                                                            1998       1997
                                                                          ---------  ---------
                                                                              (DOLLARS IN
                                                                               THOUSANDS)
Change in Benefit Obligation:
January 1...............................................................  $   5,366  $   4,659
  Service cost..........................................................        227        321
  Interest cost.........................................................        383        336
  Benefits paid.........................................................       (223)      (205)
  Actuarial gains and losses............................................        390        255
                                                                          ---------  ---------
December 31 Benefit Obligation..........................................  $   6,143  $   5,366
                                                                          ---------  ---------
                                                                          ---------  ---------
Change in Plan Assets:
Fair Value at January 1.................................................  $   5,113  $   4,401
  Actual return.........................................................        183        574
  Contributions.........................................................        594        343
  Benefits paid.........................................................       (223)      (205)
                                                                          ---------  ---------
Fair Value at December 31...............................................  $   5,667  $   5,113
                                                                          ---------  ---------
                                                                          ---------  ---------
Funded Status of the Plans..............................................  $    (476) $    (253)
  Unrecognized actuarial loss...........................................      1,307        626
  Unrecognized prior service cost.......................................                   162
                                                                          ---------  ---------
Net Pension Asset Reconized.............................................  $     831  $     535
                                                                          ---------  ---------
                                                                          ---------  ---------
Prepaid Benefit Cost....................................................  $   1,052  $     817
Accrued Benefit Liability...............................................       (221)      (282)
                                                                          ---------  ---------
Total Pension Asset Recognized..........................................  $     831  $     535
                                                                          ---------  ---------
                                                                          ---------  ---------

    The assumptions used in determining pension cost and funded status information are as follows:

                                                                            1998         1997
                                                                        -------------  ---------
Discount rate.........................................................   6.5%-6.75%       7%
Weighted average rate of increase in compensation.....................      3%-5%        4%-5%
Expected long-term weighted average rate of return on plan assets.....       8%           8%

    As a result of the Chart Marston acquisition the Company assumed responsibility for certain pension liabilities for current employees. The Company and the Seller are currently preparing and reviewing the actuarial data related to the transfer of these liabilities and the related assets from the Seller's plan to Chart Marston. The Company expects this transfer to occur in March 1999. At this time the Company has insufficient information to prepare a reconciliation of the expected funded status but does not expect a material excess or shortfall in the funded status.

    The Company has a defined contribution savings plan that covers most of its employees. Company contributions to the plan are based on employee contributions and the level of Company match and discretionary contributions. Expenses under the plan totaled $1,583,000, $1,314,000 and $1,127,000 for the years 1998, 1997 and 1996, respectively.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE G--STOCK OPTION PLANS

    In July 1992, the Company adopted a Key Employee Stock Option Plan which provides for the granting of options to purchase shares of Common Stock to certain key employees of the Company. In May 1997, shareholders approved an increase of 562,500 shares in the number of shares authorized for the Key Employee Stock Option Plan. These nonqualified stock options vest in equal annual installments over a five year period from the date of grant and are exercisable for up to 10 years at an option price determined by the Compensation Committee of the Board of Directors.

    Certain information for 1998, 1997 and 1996 relative to the Key Employee Stock Option Plan is summarized below:

                                                                 1998                      1997                     1996
                                                        -----------------------  ------------------------  -----------------------
                                                                     WEIGHTED                  WEIGHTED                 WEIGHTED
                                                                      AVERAGE                   AVERAGE                  AVERAGE
                                                          NUMBER     EXERCISE      NUMBER      EXERCISE      NUMBER     EXERCISE
                                                        OF SHARES      PRICE      OF SHARES      PRICE     OF SHARES      PRICE
                                                        ----------  -----------  -----------  -----------  ----------  -----------
Outstanding at beginning of year......................     936,557   $    6.35      730,125    $    3.81      680,246   $    1.17
Granted...............................................     431,250        9.33      257,718        13.09      270,000        6.26
Exercised.............................................     (63,620)       2.31      (46,786)        3.88     (220,121)        .71
Expired or canceled...................................    (267,750)      14.57       (4,500)        7.05       --
                                                        ----------  -----------  -----------  -----------  ----------       -----
Outstanding at end of year............................   1,036,437   $    5.71      936,557    $    6.35      730,125   $    3.81
                                                        ----------  -----------  -----------  -----------  ----------       -----
                                                        ----------  -----------  -----------  -----------  ----------       -----
Exercisable at end of year............................     427,872                  322,599                   192,375
                                                        ----------               -----------               ----------
                                                        ----------               -----------               ----------
Weighted-average fair value of options granted during
  the year............................................               $    3.98                 $    5.15                $    2.46
                                                                    -----------               -----------                   -----
                                                                    -----------               -----------                   -----
Participants at end of year...........................          70                       57                        35
                                                        ----------               -----------               ----------
                                                        ----------               -----------               ----------
Available for future grant at end of year.............     197,763                  361,276                    51,987
                                                        ----------               -----------               ----------
                                                        ----------               -----------               ----------

    Exercise prices for options outstanding as of December 31, 1998 ranged from $.08 to $25.78. The weighted-average remaining contractual life of those options is 7.6 years. Certain information for ranges of exercise prices is summarized below:

                                                                               OUTSTANDING                       EXERCISABLE
                                                                 ----------------------------------------  ------------------------
                                                                                   WEIGHTED AVERAGE                      WEIGHTED
                                                                             ----------------------------                 AVERAGE
                                                                   NUMBER     EXERCISE      CONTRACTUAL      NUMBER      EXERCISE
EXERCISE PRICE                                                   OF SHARES      PRICE          LIFE         OF SHARES      PRICE
---------------------------------------------------------------  ----------  -----------  ---------------  -----------  -----------
Less than $5...................................................     369,125   $    2.48            5.4        306,125    $    2.42
$5 to less than $10............................................     657,404        7.32            8.9        111,839         6.77
Equal to or greater than $10...................................       9,908       19.30            8.6          9,908        19.30
                                                                 ----------                                -----------
                                                                  1,036,437        5.71            7.6        427,872         3.95
                                                                 ----------                                -----------
                                                                 ----------                                -----------

    In May 1996, the shareholders approved the 1996 Outside Directors Stock Option Plan, which provides for the granting of options to purchase up to 168,750 shares of Common Stock, supplementing the previously authorized 1995 and 1994 Outside Directors Stock Option Plans (collectively, the "Outside Directors Stock Option Plans"). The option price for options granted under the Outside Directors Stock

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE G--STOCK OPTION PLANS (CONTINUED)
Option Plans to outside directors will be equal to the fair market value of a share of Common Stock on the date of grant. These nonqualified stock options vest in equal annual installments over a three year period from the date of grant and are exercisable for a period of ten years.

    Certain information for 1998, 1997 and 1996 relative to the Outside Directors Stock Option Plans is summarized below:

                                                         1998                      1997                      1996
                                               ------------------------  ------------------------  ------------------------
                                                             WEIGHTED                  WEIGHTED                  WEIGHTED
                                                              AVERAGE                   AVERAGE                   AVERAGE
                                                 NUMBER      EXERCISE      NUMBER      EXERCISE      NUMBER      EXERCISE
                                                OF SHARES      PRICE      OF SHARES      PRICE      OF SHARES      PRICE
                                               -----------  -----------  -----------  -----------  -----------  -----------
Outstanding at beginning of year.............      63,750    $    6.72       52,500    $    2.63       67,500    $    1.91
Granted......................................      33,750        18.75       33,750        10.41       22,500         3.50
Exercised....................................     (15,000)        7.38      (22,500)        2.71      (37,500)        1.86
Expired or canceled..........................
                                               -----------  -----------  -----------  -----------  -----------       -----
Outstanding at end of year...................      82,500    $   11.52       63,750    $    6.72       52,500    $    2.63
                                               -----------  -----------  -----------  -----------  -----------       -----
                                               -----------  -----------  -----------  -----------  -----------       -----
Exercisable at end of year...................      48,750                    15,000                         0
                                               -----------               -----------               -----------
                                               -----------               -----------               -----------
Weighted-average fair value of options
  granted during the year....................                $    7.99                 $    3.03                 $    1.01
                                                            -----------               -----------                    -----
                                                            -----------               -----------                    -----
Participants at end of year..................           3                         3                         2
                                               -----------               -----------               -----------
                                               -----------               -----------               -----------
Available for future grant at end of year....      78,750                   112,500                   146,250
                                               -----------               -----------               -----------
                                               -----------               -----------               -----------

    Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996:

                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------
Risk free interest rate............................................................        4.7%       6.7%       6.7%
Dividend yield.....................................................................        2.5%       2.0%       2.0%
Market price volatility factor.....................................................       50.0%      38.0%      38.0%
Weighted average expected life of Key Employee options.............................    6 years    6 years    6 years
Weighted average expected life of Outside Directors options........................    3 years    3 years    3 years

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

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE G--STOCK OPTION PLANS (CONTINUED)
    The Company's pro forma disclosures showing the estimated fair value of the options, amortized to expense over the options' vesting periods are as follows:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                       (DOLLARS IN THOUSANDS,
                                                                      EXCEPT PER SHARE AMOUNTS)
Pro forma net income.............................................  $  27,460  $  22,251  $  14,909
Pro forma net income per share...................................  $    1.14  $    1.00  $     .67
Pro forma net income per share--assuming dilution................  $    1.12  $     .97  $     .65

    Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

NOTE H--LEASE COMMITMENTS

    The Company incurred $1,940,000, $1,533,000 and $774,000 of rental expense under operating leases in 1998, 1997 and 1996, respectively. At December 31, 1998, future minimum lease payments for non-cancelable operating leases for the next five years totaled $5.9 million and are payable as follows:
1999--$1,511,000; 2000--$1,417,000; 2001--$1,099,000; 2002--$974,000; and
2003--$944,000.

NOTE I--CONTINGENCIES

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

    As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for remediation of environmental conditions involving certain of its operating facilities. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site remediation efforts will not have a material adverse effect on the Company's financial position or liquidity. Approximately $2.0 million is recorded in other current liabilities at December 31, 1998 as reserves for known environmental matters. Expenditures relating to these remediation efforts are expected to be made primarily in the next 18 to 24 months, if the necessary regulatory agency approvals of the Company's work plans are obtained. Although the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Otherwise, the Company believes that it is currently in substantial compliance with all known material and applicable environmental regulations.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE J--OPERATING SEGMENTS

    The Company has three reportable segments: process systems and equipment ("PS&E"), distribution, storage and applications equipment ("DS&A") and special products. The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The PS&E segment consists of three operating units that sell brazed aluminum heat exchangers and coldboxes to industrial gas, natural gas and petrochemical processing companies who use them for the liquefaction and separation of industrial and natural gases. The DS&A segment consists of three operating units that sell cryogenic tanks, trailers, intermodal containers, railcars, pumps, valves and vacuum jacketed piping systems to various companies for the storage and transportation of both industrial and natural gases. The special products segment consists of two operating units that sell thermal vacuum systems, space simulation systems used to test satellites and large vacuum chambers for telescope mirror aluminizing to the aerospace industry, government agencies, universities and national research facilities, and one operating unit that sells small diameter stainless steel tubing to distributors requiring quick delivery. Due to the nature of the products that each operating segment sells, there are no intersegment sales.

    The Company evaluates performance and allocates resources based on profit or loss from operations before interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                                                      1998
                                                               --------------------------------------------------
                                                                                          SPECIAL
                                                                  PS&E       DS&A        PRODUCTS        TOTALS
                                                               ----------  ---------  ---------------  ----------
                                                                             (DOLLARS IN THOUSANDS)
Revenues from external customers.............................  $  124,609  $  64,078     $  40,736     $  229,423
Depreciation and amortization expense........................       3,557      2,346           784          6,687
Operating income before interest expense and income taxes....      30,806      8,796         7,026         46,628
Segment assets...............................................      68,342     55,930        20,696        144,968
Capital expenditures.........................................       2,292      6,667           788          9,747

                                                                                      1997
                                                               --------------------------------------------------
                                                                                          SPECIAL
                                                                  PS&E       DS&A        PRODUCTS        TOTALS
                                                               ----------  ---------  ---------------  ----------
                                                                             (DOLLARS IN THOUSANDS)
Revenues from external customers.............................  $   93,562  $  47,143     $  51,544     $  192,249
Depreciation and amortization expense........................       1,476      1,282           736          3,494
Operating income before interest expense and income taxes....      22,626      8,351         6,875         37,852
Segment assets...............................................      34,895     50,017        20,238        105,150
Capital expenditures.........................................       4,791      1,054         1,295          7,140

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE J--OPERATING SEGMENTS (CONTINUED)

                                                                                      1996
                                                               --------------------------------------------------
                                                                                          SPECIAL
                                                                  PS&E       DS&A        PRODUCTS        TOTALS
                                                               ----------  ---------  ---------------  ----------
                                                                             (DOLLARS IN THOUSANDS)
Revenues from external customers.............................  $   65,946  $  38,396     $  44,058     $  148,400
Depreciation and amortization expense........................       1,098        679           712          2,489
Operating income before interest expense and income taxes....      13,137      6,800         6,551         26,488
Segment assets...............................................      34,493     21,341        20,916         76,750
Capital expenditures.........................................       6,903        492         1,051          8,446

GEOGRAPHIC INFORMATION:

                                                           1998                     1997                     1996
                                                  -----------------------  -----------------------  -----------------------
                                                              LONG-LIVED               LONG-LIVED               LONG-LIVED
                                                   REVENUES     ASSETS      REVENUES     ASSETS      REVENUES     ASSETS
                                                  ----------  -----------  ----------  -----------  ----------  -----------
                                                                           (DOLLARS IN THOUSANDS)
United States...................................  $  205,997   $  48,621   $  192,249   $  44,070   $  148,400   $  20,509
Non U.S. Countries..............................      23,426      33,473
                                                  ----------  -----------  ----------  -----------  ----------  -----------
Total...........................................  $  229,423   $  82,094   $  192,249   $  44,070   $  148,400   $  20,509
                                                  ----------  -----------  ----------  -----------  ----------  -----------
                                                  ----------  -----------  ----------  -----------  ----------  -----------

RECONCILIATION OF OPERATING INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES:

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Reportable segments..........................................  $  46,628  $  37,852  $  26,488
Headquarters.................................................     (2,473)    (2,818)    (3,231)
                                                               ---------  ---------  ---------
Total........................................................  $  44,155  $  35,034  $  23,257
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

RECONCILIATION OF TOTAL ASSETS:

                                                                1998        1997       1996
                                                             ----------  ----------  ---------
                                                                  (DOLLARS IN THOUSANDS)
Reportable segments........................................  $  144,968  $  105,150  $  76,750
Headquarters...............................................      13,237      23,769      4,446
                                                             ----------  ----------  ---------
Total......................................................  $  158,205  $  128,919  $  81,196
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTE K--QUARTERLY DATA (UNAUDITED)

    Selected quarterly data for the years ended December 31, 1998 and 1997 are as follows. Gross profit amounts reported below for the first three quarters of 1998 differ from amounts previously reported in the Company's Forms 10-Q, primarily due to certain reclassification adjustments made between cost of sales and SG&A expense for Chart Marston in order to conform their reporting to that of the Company's other subsidiaries.

                                                                         YEAR ENDED DECEMBER 31, 1998
                                                            ------------------------------------------------------
                                                              FIRST     SECOND      THIRD     FOURTH
                                                             QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                                            ---------  ---------  ---------  ---------  ----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales.....................................................  $  56,104  $  57,030  $  57,823  $  58,466  $  229,423
Gross profit..............................................     20,560     19,412     19,061     18,624      77,657
Operating income..........................................     12,219     11,652     10,506      9,778      44,155
Net income................................................      7,942      7,225      6,727      6,321      28,215
Net income per share......................................        .33        .30        .28        .27        1.17
Net income per share--assuming dilution...................        .32        .29        .28        .26        1.16

                                                                         YEAR ENDED DECEMBER 31, 1997
                                                            ------------------------------------------------------
                                                              FIRST     SECOND      THIRD     FOURTH
                                                             QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                                            ---------  ---------  ---------  ---------  ----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales.....................................................  $  42,440  $  41,758  $  51,939  $  56,112  $  192,249
Gross profit..............................................     12,168     13,474     16,661     18,937      61,240
Operating income..........................................      6,782      7,148      9,305     11,799      35,034
Net income................................................      4,481      4,701      5,791      7,654      22,627
Net income per share......................................        .21        .22        .27        .32        1.01
Net income per share--assuming dilution...................        .20        .21        .26        .31         .99

NOTE L--SUBSEQUENT EVENT (UNAUDITED)

    On February 16, 1999, the Company announced it had signed a definitive merger agreement with MVE Holdings, Inc. ("MVE"). Under the agreement, a wholly owned Chart subsidiary will merge with MVE. The Company expects the transaction to be completed within 60 days. The closing is subject to certain regulatory approvals and satisfaction of usual and customary closing conditions. The purchase price is approximately $240 million including assumed debt. The Company has received a financing commitment from Chase Manhattan Bank for a $300 million credit facility.

    MVE manufactures vacuum-insulated containment vessels and equipment for storing, transporting and using cryogenic liquids. These engineered products serve worldwide customers in the industrial gas, restaurant, medical, agricultural and liquid natural gas alternative fuels industries. MVE's products include a wide range of standard cryogenic storage tanks, specialty tanks, dewars, liquid cylinders, mobile units, transportation equipment, medical respiratory products (including liquid oxygen systems), equipment for producing carbonated beverages and equipment used to store and transport biological matter and other temperature-sensitive substances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the registrant's definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 6, 1999 (the "1999 Proxy Statement") is incorporated herein by reference. Information regarding executive officers of the registrant is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is incorporated herein by reference to "Election of Directors" and "Executive Compensation" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated herein by reference to "Stock Ownership of Principal Holders and Management" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)     Report of Independent Auditors......................................................................         18
           Consolidated Balance Sheets at December 31, 1998 and 1997...........................................         19
           Consolidated Statements of Income for the Years Ended December 31, 1998,
             1997 and 1996.....................................................................................         20
           Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998,
             1997 and 1996.....................................................................................         21
           Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
             1997 and 1996.....................................................................................         22
           Notes to Consolidated Financial Statements..........................................................         23

(a)(2)     Exhibits

           See the Index to Exhibits at page E-1 of this Form 10-K Annual Report.

(b)        Financial Statement Schedules.

           No financial statement schedules required.

(c)        Reports on Form 8-K.

           None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CHART INDUSTRIES, INC.

                                                   By:             /s/ ARTHUR S. HOLMES
                                                        ------------------------------------------
                                                                    Arthur S. Holmes,
                                                            CHAIRMAN & CHIEF EXECUTIVE OFFICER

Date: February 26, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                         TITLE                  DATE
-----------------------------------  -------------------------  ----------------

                                     Chairman and Chief
       /s/ ARTHUR S. HOLMES           Executive Officer           February 26,
-----------------------------------   (Principal Executive            1999
         Arthur S. Holmes             Officer)

                                     Chief Financial Officer,
         /s/ DON A. BAINES            Treasurer and a Director
-----------------------------------   (Principal Financial        February 26,
           Don A. Baines              Officer and Principal           1999
                                      Accounting Officer)

      /s/ RICHARD J. CAMPBELL
-----------------------------------  Director                     February 26,
        Richard J. Campbell                                           1999

     /s/ LAZZARO G. MODIGLIANI
-----------------------------------  Director                     February 26,
       Lazzaro G. Modigliani                                          1999

     /s/ ROBERT G. TURNER, JR.
-----------------------------------  Director                     February 26,
       Robert G. Turner, Jr.                                          1999

                                 EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------
     2.1     Plan and Agreement of Merger, dated April 30, 1997, by and among the Company, Greenville Tube
               Corporation, Chart Acquisition Company, Inc. and Cryenco Sciences, Inc.......................         (G)

     2.2     Agreement for the Sale and Purchase of the Industrial Heat Exchanger Group dated March 5, 1998 among IMI Kynoch Limited, IMI Marston Limited, IMI plc, Chart Marston Limited and the
               Company......................................................................................         (I)

     3.1     Amended and Restated Certificate of Incorporation of the Company as filed with the Secretary of
               State of Delaware on December 3, 1992........................................................         (A)

     3.2     Amended and Restated By-Laws of the Company....................................................         (A)

     4.1     Specimen certificate of the Company's Common Stock.............................................         (B)

     4.2     Form of Warrant Agreements of various dates, between Cryenco Sciences, Inc. and various warrant
               holders......................................................................................         (G)

     4.3     Form of Amendment No. 1 to Warrant Agreement between Cryenco Sciences, Inc. and the Company and
               various warrant holders......................................................................         (G)

     4.4     Form of Warrant Certificate....................................................................         (G)

     4.5     Rights Agreement, dated as of May 1, 1998, between the Company and National City Bank, as
               Rights Agent.................................................................................         (J)

    10.2     Form of Indemnity Agreement of the Company.....................................................         (B)

   *10.4     Key Employees Stock Option Plan of the Company.................................................         (B)

   *10.5     1994 Stock Option Plan for Outside Directors of the Company....................................         (C)

   *10.5.1   1995 Stock Option Plan for Outside Directors of the Company....................................         (D)

   *10.5.2   1996 Stock Option Plan for Outside Directors of the Company....................................         (E)

   *10.5.3   1997 Stock Option and Incentive Plan...........................................................         (F)

   *10.5.4   1997 Stock Bonus Plan..........................................................................         (F)

    10.5.5   Deferred Compensation Plan.....................................................................

    10.6     License Agreement by and between PSI and Koch Industries, Inc., dated August 30, 1991, relating
               to the Ryan/Holmes Technology................................................................         (B)

    10.8     Lease by and between Koch Process Systems, Inc. and PSI, dated August 1991.....................         (B)

    10.9     Permitted User Agreement dated as of March 27, 1998, between IMI Marston Limited and Chart
               Marston Limited..............................................................................         (I)

    10.12    Employment Agreement by and between Charles E. Downs and Greenville Tube dated March 4, 1991...         (B)

    10.13    1989-1992 Labor Agreement by and between ALTEC and District Lodge 66 of the International
               Association of Machinists and Aerospace Workers, AFL-CIO, dated March 30, 1989, as extended by 1992-1995 Labor Agreement Extension, dated January 29, 1991 and by 1995-1998 Labor
               Agreement Extension dated March 16, 1995.....................................................         (D)

    10.14    Agreement by and between Process Engineering and The International Brotherhood of Boilermakers,
               Iron Ship Builders, Blacksmiths, Forgers & Helpers Local Lodge No. 752 of the AFL-CIO,
               effective July 21, 1996......................................................................         (E)

EXHIBIT NO.  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------
    10.16    Credit Agreement, dated as of July 29, 1997, by and among the Company, ALTEC International
               Limited Partnership, ALTEC, Inc., Chart Management Company, Inc., Chart Industries Foreign
               Sales Corporation, Greenville Tube Corporation, Process Systems International Inc., National
               City Bank and NBD Bank (the "Banks") and National City Bank as Agent for the Banks...........         (G)

    10.16.1  First Amendment to Credit Agreement, dated as of October 8, 1997, between the Company, ALTEC
               International Limited Partnership, ALTEC, Inc., Chart Management Company, Inc., Chart
               Industries Foreign Sales Corporation, Greenville Tube Corporation, Process Systems
               International, Inc., Cryenco Sciences, Inc. and Cryenco, Inc.; National City Bank and NBD
               Bank; and National City Bank, as Agent for the Banks.........................................         (H)

    10.16.2  Second Amendment to Credit Agreement, dated as of March 5, 1998, by and among the Company,
               ALTEC, Inc., Chart Management Company, Inc., Chart Industries Foreign Sales Corporation,
               Greenville Tube Corporation, Process Systems International Inc., Cryenco Sciences, Inc.,
               Cryenco, Inc., Chart International, Inc., National City Bank and NBD Bank and National City
               Bank as Agent for the Banks..................................................................         (I)

    10.17    Third Amendment to Credit Agreement, dated as of July 25, 1998, by and among the Company,
               ALTEC, Inc., Chart Management Company, Inc., Chart Industries Foreign Sales Corporation,
               Greenville Tube Corporation, Process Systems International Inc., Cryenco Sciences, Inc.,
               Cryenco, Inc., Chart UK Investments Limited Partnership and Chart Marston Limited, National
               City Bank and NBD Bank and National City Bank as Agent for the Banks.........................

   *10.18    Employment Agreement by and between James R. Sadowski and Chart Management Company, Inc. dated
               November 30, 1995............................................................................         (D)

    21.1     Subsidiaries of the Registrant.................................................................

    23.1     Consent of Ernst & Young LLP...................................................................

    27.1     Financial Data Schedule........................................................................

------------------------

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

(I) Incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K dated March 27, 1998.

(J) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form 8-A filed June 3, 1998.