Form 10-Q
period 1999-03-31
CHART INDUSTRIES INC
filed 1999-05-14
CIK 892553

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________________TO_______________________

                         COMMISSION FILE NUMBER 1-11442

                             CHART INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                     34-1712937
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                   5885 LANDERBROOK DR., CLEVELAND, OHIO 44124
               (Address of Principal Executive Offices) (ZIP Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (440) 753-1490

                                 NOT APPLICABLE
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

At March 31, 1999, there were 23,745,872 outstanding shares of the Company's Common Stock, $0.01 par value per share.

                    Page 1 of 14 sequentially numbered pages.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

            The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 8 of this Report on Form 10-Q.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               MARCH 31,          DECEMBER 31,
                                                                 1999                 1998
                                                                 ----                 ----
                                                             (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                                      $  2,493            $  2,169
  Accounts receivable, net                                         39,223              37,336
  Inventories, net                                                 32,912              29,803
  Other current assets                                              7,596               6,803
                                                                 --------            --------
Total Current Assets                                               82,224              76,111
Property, plant & equipment, net                                   40,966              40,536
Goodwill, net                                                      34,054              31,568
Other intangible assets, net                                       10,032               9,990
                                                                 --------            --------
TOTAL ASSETS                                                     $167,276            $158,205
                                                                 --------            --------
                                                                 --------            --------

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                               $ 12,632            $ 11,540
  Customer advances                                                16,569              13,011
  Billings in excess of contract revenue                            1,715               2,194
  Accrued expenses and other liabilities                           24,200              25,783
  Current portion of long-term debt                                   474                 431
                                                                 --------            --------
Total Current Liabilities                                          55,590              52,959
Long-term debt                                                     15,497              10,894
Deferred income taxes                                               1,153               1,198
Shareholders' Equity
  Preferred stock, 1,000,000 shares authorized, none
    issued or outstanding
  Common stock, par value $.01 per share - 30,000,000
    shares authorized, 24,423,927 and 24,321,917 shares
    issued at March 31, 1999 and December 31, 1998,
    respectively                                                      244                 243
  Additional paid-in capital                                       43,911              43,367
  Retained earnings                                                58,071              56,352
  Accumulated other comprehensive income                             (930)               (358)
  Treasury stock, at cost, 678,055 and 732,452
    shares at March 31, 1999 and December 31, 1998,
    respectively                                                   (6,260)             (6,450)
                                                                 --------            --------
                                                                   95,036              93,154
                                                                 --------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $167,276           $ 158,205
                                                                 --------            --------
                                                                 --------            --------

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (DOLLARS AND SHARES IN THOUSANDS,
                            EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 -------------------------
                                                                   1999             1998
                                                                   ----             ----
Sales                                                            $44,588           $56,104
Cost of products sold                                             32,271            35,544
                                                                 -------           -------
Gross profit                                                      12,317            20,560
Selling, general & administrative expense                          7,592             8,341
                                                                 -------           -------
Operating income                                                   4,725            12,219
Interest income (expense) - net                                     (328)              190
                                                                 -------           -------
Income before income taxes                                         4,397            12,409
Income taxes                                                       1,495             4,467
                                                                 -------           -------
Net income                                                       $ 2,902           $ 7,942
                                                                 -------           -------
                                                                 -------           -------
Net income per share                                             $  0.12           $  0.33
                                                                 -------           -------
                                                                 -------           -------
Net income per share - assuming dilution                         $  0.12           $  0.32
                                                                 -------           -------
                                                                 -------           -------
Shares used in per share calculations                             23,644            24,222
Shares used in per share calculations - assuming dilution         23,841            24,624


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       --------------------------
                                                                          1999             1998
                                                                          ----             ----
OPERATING ACTIVITIES
  Net income                                                           $  2,902          $  7,942
  Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                    1,779             1,297
         Deferred income taxes                                             (203)
         Contribution of stock to employee benefit plans                    367               577
         Increase (decrease) in cash resulting from changes
           in operating assets and liabilities:
              Accounts receivable                                        (1,095)             (228)
              Inventory and other current assets                         (3,046)             (191)
              Accounts payable and other current liabilities               (889)              701
              Billings in excess of contract revenue and
                customer advances                                         3,243            (2,183)
                                                                       --------          --------
  Net Cash Provided By Operating Activities                               3,058             7,915
INVESTING ACTIVITIES
  Capital expenditures                                                   (1,775)           (4,832)
  Acquisition of Northcoast Cryogenics,
       net of cash acquired                                              (2,995)
  Acquisition of Chart Marston                                                           (35,324)
  Other investing activities                                              (308)               12
                                                                       --------          --------
  Net Cash Used In Investing Activities                                  (5,078)          (40,144)
FINANCING ACTIVITIES
  Borrowings on credit facility                                          23,250            18,471
  Repayments on credit facility                                         (18,500)
  Principal payments on long-term debt                                   (1,270)             (101)
  Treasury stock and stock option transactions                             (354)           (1,098)
  Dividends paid to shareholders                                         (1,183)           (1,212)
                                                                       --------          --------
Net Cash Provided By Financing Activities                                 1,943            16,060
                                                                       --------          --------
Net decrease in cash and cash equivalents                                   (77)          (16,169)
Effect of exchange rate changes on cash                                     401
Cash and cash equivalents at beginning of period                          2,169            22,095
                                                                       --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  2,493          $  5,926
                                                                       --------          --------
                                                                       --------          --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 1999

NOTE A - BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. ("Chart" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Chart Industries, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - INVENTORIES

The components of inventory consist of the following:


                                                    MARCH 31,          DECEMBER 31,
                                                      1999                 1998
                                                      ----                 ----
                                                       (DOLLARS IN THOUSANDS)
Raw materials and supplies                           $15,370             $14,785
Work in process                                       16,664              13,955
Finished goods                                         1,088               1,273
LIFO reserve                                            (210)               (210)
                                                     -------             -------
                                                     $32,912             $29,803
                                                     -------             -------
                                                     -------             -------


NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                       1999                1998
                                                       ----                ----
                                                         (DOLLARS AND SHARES
                                                         IN THOUSANDS,EXCEPT
                                                          PER SHARE AMOUNTS)
Numerator:
  Net income:                                        $ 2,902             $ 7,942
Denominator:
  Denominator for basic earnings per share -
    weighted average shares                           23,644              24,222
Effect of dilutive securities:
  Employee stock options and warrants                    197                 402
                                                     -------             -------
Dilutive potential common shares                      23,841              24,624
                                                     -------             -------
                                                     -------             -------
Net income per share                                 $  0.12             $  0.33
                                                     -------             -------
                                                     -------             -------
Net income per share - assuming dilution             $  0.12             $  0.32
                                                     -------             -------
                                                     -------             -------

NOTE D - REVENUE RECOGNITION

For the majority of the Company's contracts, revenue is recognized when products are completed or shipped. For certain significant contracts, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known.

NOTE E - ACQUISITIONS

On March 15, 1999, the Company acquired a group of privately held companies, collectively known as Northcoast Cryogenics, for approximately $3.0 million in cash and $720,000 in Chart Common Stock. Additional contingent consideration will be issued in an amount equal to three percent of the net sales of Northcoast Cryogenics, as defined in the purchase agreement, with respect to each fiscal year or partial fiscal year during the three-year period beginning March 15, 1999, subject to possible extension for one additional year. The preliminary allocation of the purchase price included in the March 31, 1999 condensed consolidated balance sheet is based upon management's best estimates and may be subject to further revisions.

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

The Company did not incur any foreign currency translation adjustments prior to its acquisition of Chart Marston on March 27, 1998. As a result, total comprehensive income for the three months ended March 31, 1999 and 1998 was $2,330 and $8,016, respectively.

NOTE G - OPERATING SEGMENTS

The Company has three reportable segments: Process Systems and Equipment ("PS&E"), Distribution, Storage and Applications ("DS&A")and Special Products. The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The PS&E segment consists of three operating units that sell brazed aluminum heat exchangers and coldboxes to industrial gas, natural gas and petrochemical processing companies who use them for the liquefaction and separation of industrial and natural gases. The DS&A segment consists of four operating units that sell cryogenic tanks, trailers, intermodal containers, railcars, pumps, valves and vacuum jacketed piping systems to various companies for the storage and transportation of both industrial and natural gases.

The Special Products segment consists of two operating units that sell thermal vacuum systems, space simulation systems used to test satellites and large vacuum chambers for telescope mirror aluminizing to the aerospace industry, government agencies, universities and national research facilities, and one operating unit that sells small diameter stainless steel tubing to distributors requiring quick delivery. Due to the nature of the products that each operating segment sells, there are no intersegment revenues.

The Company evaluates performance and allocates resources based on profit or loss from operations before interest expense and income taxes.

                                                              THREE MONTHS ENDED MARCH 31, 1999
                                           -------------------------------------------------------------------------
                                                                         SPECIAL
                                              PS&E          DS&A         PRODUCTS       HEADQUARTERS       TOTALS
                                           ------------ -------------- ------------- ------------------- -----------
                                                                    (DOLLARS IN THOUSANDS)
Revenues from external customers. . . . .      $25,364        $12,240        $6,984                         $44,588
Operating income (loss) before interest
  expense and income taxes . .. . . . . .        3,259            833         1,045              $(412)       4,725



                                                              THREE MONTHS ENDED MARCH 31, 1998
                                           -------------------------------------------------------------------------
                                                                         SPECIAL
                                              PS&E          DS&A         PRODUCTS       HEADQUARTERS       TOTALS
                                           ------------ -------------- ------------- ------------------- -----------
                                                                    (DOLLARS IN THOUSANDS)
Revenues from external customers. . . . .      $28,313        $16,754       $11,037                         $56,104
Operating income (loss) before interest
  expense and income taxes. . . . . . . .        8,139          3,101         1,684              $(705)      12,219


NOTE H - SUBSEQUENT EVENT

On April 12, 1999, the Company completed its acquisition of MVE Holdings, Inc.("MVE"). Under the terms of the merger agreement, a wholly owned Chart subsidiary paid approximately $240 million in cash to purchase all of MVE's common and preferred stock, to pay off existing debt instruments, and to complete the tender offer and consent solicitation for the 12-1/2 percent senior secured notes due 2002 issued by MVE, Inc. The Company negotiated a $300 million senior secured credit facility (the "Senior Credit Facility") with Chase Manhattan Bank to fund the acquisition. The Senior Credit Facility bears interest at a rate based on LIBOR and contains certain restrictive covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's performance this quarter continued to reflect the adverse effects of the worldwide slowdown for new plant construction in the industrial gas market. As previously reported, business conditions were very competitive, particularly in the PS&E segment, and have resulted in lower prices and operating margins. With backlog and current order intake down for heat exchangers and coldboxes, the Company has taken steps to reduce throughput for the first six to nine months of this year. Based upon past cycles in the industrial gas new construction market and current customer input, the Company expects, but provides no assurance that, some improvement in order intake for the PS&E segment will occur in the second half of 1999. In the meantime, the Company is aggressively pursuing and winning the majority of orders being placed by its customers.

The DS&A segment remained stable during this past quarter. Although sales from this segment were down quarter over quarter, orders increased and backlog strengthened. These stabilizing characteristics bode well for Chart going forward, since the Company's recent acquisitions of MVE and Northcoast Cryogenics will add significantly to the sales of this segment and Chart's opportunity for growth. The Company believes that several of the newly acquired product lines have significant potential for growth, particularly in Europe.

Sales for the first quarter of 1999 were $44.6 million versus $56.1 million for the first quarter of 1998, a decrease of $11.5 million, or 20.5 percent. Sales from the PS&E segment, which accounted for 56.9 percent of total sales in the first quarter of 1999, decreased $2.9 million from the first quarter of 1998. Sales from the DS&A segment and the Special Products segment decreased $4.5 million and $4.1 million, respectively, compared with the year-ago quarter.

Gross profit for the first quarter of 1999 was $12.3 million versus $20.6 million for the first quarter of 1998, a decline of $8.2 million, or 40.1 percent. Gross profit margin for the first quarter of 1999 was 27.6 percent versus 36.6 percent for the first quarter of 1998. The decline in gross profit margin occurred primarily in the PS&E segment, where the margin decrease was greater than 14 percentage points, reflecting low margin orders received in 1998. The Asian economic situation, softness in the industrial gas market, and a strong U.S. dollar compared to the Japanese yen adversely affected pricing and order volume.

Selling, general and administrative ("SG&A") expense for the first quarter of 1999 was $7.6 million, a decrease of $750,000 from the first quarter of 1998. The first quarter of 1999 includes $1.5 million of SG&A expense for Chart Marston, which was not included in the Company's results of operations for the first quarter of 1998. The decrease from the first quarter of 1998 is primarily a result of the sales decline. SG&A expense as a percentage of sales increased to 17.0 percent for the first quarter of 1999 from 14.9 percent for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the first quarter of 1999 was $3.1 million compared with $7.9 million in the first quarter of 1998. The Company's 1999 first-quarter operating cash flow primarily represents current earnings plus depreciation and amortization, and is down due to the $5.0 million decrease in net income from the first quarter of 1998.

Capital expenditures for the first quarter of 1999 were $1.8 million compared with $4.8 million in the first quarter of 1998, which included $3.5 million for the purchase of previously leased land and buildings at the Cryenco facility.

On March 15, 1999, the Company completed its acquisition of a group of privately held companies, collectively known as Northcoast Cryogenics, for approximate $3.0 million in cash and $720,000 in Chart Common Stock. The preliminary allocation of the purchase price included in the March 31, 1999 condensed consolidated balance sheet is based upon management's best estimates and may be subject to further revisions.

Net interest expense for the first quarter of 1999 was $330,000 versus net interest income of $190,000 for the first quarter of 1998. As of March 31, 1999, the Company had borrowings of $12.0 million on its $45 million credit facility. This credit facility was retired in April 1999 when the Company entered into the Senior Credit Facility.

BACKLOG

Chart's consolidated firm order backlog at March 31, 1999 was $87.7 million, a decrease of $8.5 million from $96.1 million at December 31, 1998. MVE added approximately $22 million to Chart's backlog effective April 12, 1999. Orders for the first quarter of 1999 totaled $34.9 million, compared with orders of $47.3 million for the fourth quarter of 1998.

PS&E backlog at March 31, 1999, was $50.6 million, down from $63.7 million at December 31, 1998. Orders for the first quarter of 1999 totaled $12.3 million, compared with $24.6 million in the fourth quarter of 1998. Chart continues to win the majority of new orders placed in this worldwide market. However, overall order activity remains sluggish compared to historical levels.

DS&A backlog at March 31, 1999, was $30.8 million, compared with $25.2 million at December 31, 1998. Northcoast Cryogenics added $1.2 million to the DS&A backlog at March 31, 1999. Orders for the first quarter of 1999 totaled $16.7 million, compared with $15.7 million for the fourth quarter of 1998. The largely domestic market for DS&A equipment continues to remain strong. The acquisition of MVE will enhance the Company's presence in this area and lessen its exposure to the more cyclical PS&E business.

Special Products backlog at March 31, 1999, was $6.2 million, down from $7.3 million at December 31, 1998. Orders for the first quarter of 1999 totaled $5.9 million, compared with $6.9 million for the fourth quarter of 1998.

RECENT EVENTS

On April 12, 1999, the Company completed its acquisition of MVE Holdings, Inc. Under the terms of the merger agreement, a wholly owned Chart subsidiary paid approximately $240 million in cash to purchase all of MVE's common and preferred stock, to pay off existing debt instruments, and to complete the tender offer and consent solicitation for the 12-1/2 percent senior secured notes due 2002 issued by MVE, Inc.

To finance the acquisition, the Company negotiated a $300 million senior secured credit facility with Chase Manhattan Bank. The Senior Credit Facility bears interest at a rate based on LIBOR and contains certain restrictive covenants. The Company forecasts sufficient cash flow from operations and available borrowings to fund the increased principal and interest payments as a result of the acquisition, as well as dividends and capital expenditures.

In conjunction with the purchase of MVE, Chart expects to record, in the second quarter of 1999, a non-cash charge of approximately $22 million for the write-off of acquired in-process research and development and a charge of approximately $6 million, net of taxes, as an extraordinary item for the early extinguishment of the MVE 12-1/2 percent senior secured notes due 2002.

As previously announced, the acquisition of MVE provides considerable opportunities for consolidation and restructuring of Chart's industrial tank business. Senior managers from MVE, Chart's Process Engineering ("PEI") and CVI divisions, and Chart's wholly owned subsidiary Cryenco are working to finalize consolidation and restructuring plans in order to achieve the desired synergies of the acquisition. Chart expects these restructuring and consolidation decisions to be completed within the next 60 days. Final determination of these additional cash and non-cash restructuring charges will be announced and taken in the second and third quarters of 1999.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 Problem is the result of the inability of hardware, software and control systems to properly recognize and process two-digit references to specific years, beginning with the year 2000. The Year 2000 problem could result in system failures or miscalculations causing disruptions of the operations of the Company, its suppliers and its customers.

In 1997, the Company completed a preliminary assessment of its critical software systems and determined that all of these systems could be made compliant. In June 1998, the Company initiated a formal assessment plan for all non-critical software systems by identifying a lead person at each of its locations to be responsible for ensuring that the location will be compliant. The first phase of the formal assessment plan, which was completed in the third quarter of 1998, included an inventory of all information technology systems and control systems with embedded chip technology. Results of the inventory indicated that all information technology systems are or should be compliant by the year 2000, primarily because none of these systems involve internally developed software and compliant versions are readily available. The Company produces a limited number of products utilizing control systems with embedded chip technology, and is contacting the vendors who provide these embedded chips to determine compliance. This project will be completed in the second quarter of 1999. Based upon the Company's review of systems using embedded chip technology within its existing facilities, the Company is reasonably sure that its facilities are materially year 2000 compliant. The Company believes that the third parties whose Year 2000 Problems pose the greatest risks for the Company include its banks that maintain depository accounts, its payroll processing company, its suppliers of the major materials used in production processes, its utility providers and its providers of freight services. The Company has communicated with these third parties to determine if they have an effective plan in place to address the Year 2000 Problem, and has received positive responses from the majority of these third parties. However, the Company provides no assurance that these third parties will be year 2000 compliant or that their noncompliance will not have a material adverse effect on the Company.

The Company currently estimates that it will spend less than $1 million to ensure that its information technology systems are compliant, of which more than half has been committed or spent through March 31, 1999. Accordingly, the Company expects cash flow from operations and available borrowings to be sufficient to fund these expenditures.

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

FORWARD-LOOKING STATEMENTS

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, business and market conditions; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) ability of the Company to identify, consummate and integrate the operations of suitable acquisition targets; (f) ability of the Company to manage its fixed-price contract exposure; (g) the Company's relations with its employees; (h) the extent of product liability claims asserted against the Company; (i) variability in the Company's operating results; (j) the ability of the Company to attract and retain key personnel; (k) the costs of compliance with environmental matters (l) the ability of the Company to protect its proprietary information; and (m) disruption of the Company's business or operations resulting from the Year 2000 Problem.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

On March 5, 1999, the Company issued a total of 47,734 shares of Common Stock under its Voluntary Deferred Compensation Plan to certain employees of the Company in consideration of salary amounts foregone by the employees in an approximate aggregate amount of $356,000. The transactions were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                See the Exhibit Index on page 14 of this Form 10-Q.

         (b) Reports on Form 8-K.

                During the quarter ended March 31, 1999, the Company filed a Current Report on Form 8-K dated February 17, 1999 to report the issuance of a news release announcing the signing of a definitive merger agreement to acquire MVE Holdings, Inc. and a Current Report on Form 8-K dated February 25, 1999 to report the issuance of a news release announcing the results of operations for the quarter and year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Chart Industries, Inc.
                                                     (Registrant)

Date: May 14, 1999                      /s/  DON A. BAINES
      -------------------               -------------------------------------
                                        Don A. Baines
                                        Chief Financial Officer and
                                        Treasurer

                                  EXHIBIT INDEX


EXHIBIT NUMBER           DESCRIPTION OF DOCUMENT
--------------           ------------------------
     10.1                Agreement and Plan of Merger, dated as of March 15,
                         1999, by and among Chart Industries, Inc., NCI
                         Acquisition Corp., NCI Sales and Leasing, Inc., Mark A.
                         Bauman and Patrick J. Flynn

     10.2 Asset Purchase Agreement, dated as of March 15, 1999, by and among Northcoast of Texas Cryogenics, Inc., Northcoast of Kansas Cryogenics, Inc., Mark A. Bauman and Patrick J. Flynn and Northcoast Acquisition Corp

     10.3 Stock Purchase Agreement, dated as of March 15, 1999, by and between Mark A. Bauman and Northcoast
                         Acquisition Corp

     10.4 Employment Agreement, dated as of March 15, 1999, by and between Northcoast Acquisition Corp. and Mark A.
                         Bauman

     27                  Financial Data Schedule
