Form 10-Q
period 1999-06-30
CHART INDUSTRIES INC
filed 1999-08-16
CIK 892553

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to_______________________

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

             5885 Landerbrook Dr., Suite 150, Cleveland, Ohio 44124
           ---------------------------------------------------------
               (Address of Principal Executive Offices) (ZIP Code)

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

At June 30, 1998, there were 23,745,675 outstanding shares of the Company's Common Stock, $0.01 par value per share.

                    Page 1 of 20 sequentially numbered pages.

PART I.  FINANCIAL INFORMATION


Item 1.           Financial Statements.

                  The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 11 of this Report on Form 10-Q.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                  June 30,     December 31,
                                                                                    1999          1998
                                                                               ----------------------------

                                                                                (Unaudited)
   ASSETS
   Current Assets
          Cash and cash equivalents                                                $  4,020        $ 2,169
          Accounts receivable, net                                                   64,808         37,336
          Inventories, net                                                           61,350         29,803
          Other current assets                                                       19,975          6,803
                                                                               ----------------------------
   Total Current Assets                                                             150,153         76,111

   Property, plant & equipment, net                                                  77,448         40,536
   Goodwill, net                                                                    193,734         31,568
   Other assets, net                                                                 22,022          9,990
                                                                               ----------------------------

   TOTAL ASSETS                                                                    $443,357       $158,205
                                                                               ----------------------------
                                                                               ----------------------------

   LIABILITIES & SHAREHOLDERS' EQUITY

   Current Liabilities
          Accounts payable                                                         $ 24,625       $ 11,540
          Customer advances                                                          12,781         13,011
          Billings in excess of contract revenue                                      1,085          2,194
          Accrued expenses and other liabilities                                     61,447         25,783
          Current portion of long-term debt                                           9,420            431
          Credit facility                                                           263,000
                                                                               ----------------------------
   Total Current Liabilities                                                        372,358         52,959

   Long-term debt                                                                     6,623         10,894
   Deferred income taxes                                                              1,159          1,198
   Minority interest                                                                  1,288
   Shareholders' Equity
     Preferred stock, 1,000,000 shares authorized, none
          issued or outstanding
     Common stock, par value $.01 per share -
          30,000,000 shares authorized, 24,423,927 and 24,321,917 shares
          issued at June 30, 1999 and December 31, 1998, respectively                   244            243
     Additional paid-in capital                                                      43,888         43,367
       Retained earnings                                                             24,995         56,352
     Accumulated other comprehensive income                                           (969)          (358)
     Treasury stock, at cost, 678,252 and 732,452 shares at June 30, 1999, and
       December 31, 1998, respectively                                              (6,229)        (6,450)
                                                                               ----------------------------
                                                                                     61,929         93,154
                                                                               ----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $443,357       $158,205
                                                                               ----------------------------
                                                                               ----------------------------

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                        Three Months Ended              Six Months Ended
                                                                            June 30,                       June 30,
                                                                       1999          1998              1999           1998
                                                                  ---------------------------      ----------------------------
   Sales                                                           $  84,726        $  57,030        $ 129,314        $ 113,134
   Cost of products sold:
      Cost of sales                                                   62,009           37,618           94,280           73,162
      Acquired profit in inventory                                     1,162            1,162
                                                                   --------------------------      ----------------------------
                                                                      63,171           37,618           95,442           73,162
                                                                   --------------------------      ----------------------------
   Gross Profit                                                       21,555           19,412           33,872           39,972

   Selling, general & administrative expense                          14,565            7,530           21,922           15,740
   Goodwill amortization expense                                       1,247              230            1,482              361
   Restructuring charge                                                3,901                             3,901
   Acquired in-process research and development                       21,600                            21,600
                                                                   --------------------------      ----------------------------
                                                                      41,313            7,760           48,905           16,101

   Operating income (loss)                                           (19,758)          11,652          (15,033)          23,871

   Interest expense - net                                              4,083              583            4,411              393
                                                                   --------------------------      ----------------------------

   Income (loss) before income taxes, minority
     interest and extraordinary item                                 (23,841)          11,069          (19,444)          23,478

   Income taxes                                                          113            3,844            1,608            8,311
                                                                   --------------------------      ----------------------------

   Income (loss) before minority interest and
     extraordinary item                                              (23,954)           7,225          (21,052)          15,167

   Minority interest                                                    (126)                             (126)
                                                                   --------------------------      ----------------------------

   Income (loss) before extraordinary item                           (24,080)           7,225          (21,178)          15,167

   Extraordinary loss on early extinguishment of debt,
      net of taxes of $4.7 million                                    (7,809)                           (7,809)
                                                                   --------------------------      ----------------------------

   Net income (loss)                                               $ (31,889)       $   7,225        $ (28,987)       $  15,167
                                                                   --------------------------      ----------------------------
                                                                   --------------------------      ----------------------------
   Net income (loss) per common share:
     Income (loss) before extraordinary item                       $   (1.01)       $     .30        $    (.89)       $     .63
     Extraordinary item                                                 (.33)                             (.33)
                                                                   --------------------------      ----------------------------
     Net income (loss) per common share                            $   (1.34)       $     .30        $   (1.22)       $     .63
                                                                   --------------------------      ----------------------------
                                                                   --------------------------      ----------------------------
   Net income (loss) per common share - assuming dilution:
     Income (loss) before extraordinary item                       $   (1.01)       $     .29        $    (.89)       $     .62
     Extraordinary item                                                 (.33)                             (.33)
                                                                   --------------------------      ----------------------------
   Net income (loss) per common share - assuming dilution          $   (1.34)       $     .29        $   (1.22)       $     .62
                                                                   --------------------------      ----------------------------
                                                                   --------------------------      ----------------------------
   Shares used in per share calculations                              23,736           24,240           23,690           24,236

   Shares used in per share calculations - assuming dilution          23,736           24,650           23,690           24,643


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                    June 30,
                                                                   -----------------------    ------------------------
                                                                       1999        1998           1999        1998
                                                                   -----------------------    ------------------------
OPERATING ACTIVITIES
Net income (loss)                                                       $(31,889)   $7,225       $(28,987)    $ 15,167
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Loss on early extinguishment of debt                                    12,459                   12,459
   Acquired in-process research and development                           21,600                   21,600
   Acquired inventory profit                                               1,162                    1,162
   Restructuring charge                                                    2,867                    2,867
   Depreciation and amortization                                           4,485     2,084          6,423        3,381
   Minority interest                                                         126                      126
   Deferred income taxes                                                                             (203)
   Contribution of stock to employee benefit plans                           228       222            595          504
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
   Accounts receivable                                                    (2,568)    3,461         (3,866)       3,233
   Inventory and other current assets                                     (3,134)     (171)        (5,795)        (362)
   Accounts payable and other current liabilities                         (9,088)   (5,055)       (10,696)      (4,354)
   Billings in excess of contract revenue and customer advances           (4,377)   (2,863)        (1,134)      (5,046)
                                                                   -----------------------    ------------------------
Net Cash Provided By  (Used In) Operating Activities                      (8,129)    4,903         (5,449)      12,523

INVESTING ACTIVITIES
   Capital expenditures                                                   (1,324)   (1,978)        (3,112)      (6,810)
   Acquisition of MVE, net of cash acquired                              (77,958)                 (78,115)
   Acquisition of Northcoast Cryogenics, net of cash acquired                                      (2,185)
   Acquisition of Chart Marston                                                                                (35,324)
   Other investing activities                                                340      (501)          (206)        (489)
                                                                   -----------------------    ------------------------
   Net Cash Used In Investing Activities                                 (78,942)   (2,479)       (83,618)     (42,623)

FINANCING ACTIVITIES
   Borrowings on credit facility                                                                   287,250      18,471
                                                                         264,000
   Repayments on credit facility                                         (13,000)   (1,660)        (31,500)     (1,660)
   Principal payments on long-term debt                                 (145,881)     (420)       (146,961)       (521)
   Premiums paid on repurchases of debt                                   (9,616)                  (9,616)
   Treasury stock and stock option transactions                             (183)     (823)           (537)     (1,626)
   Deferred financing costs                                               (6,238)                   (6,542)
   Dividends paid to shareholders                                         (1,187)   (1,211)         (2,370)     (2,423)
                                                                   -----------------------    ------------------------
   Net Cash Provided by (Used In) Financing Activities                    87,895    (4,114)          89,724     12,241
                                                                   -----------------------    ------------------------


Net increase (decrease) in cash and cash equivalents                         824    (1,690)             657    (17,859)
Effect of exchange rate changes on cash                                      703        47            1,194         47
Cash and cash equivalents at beginning of period                           2,493     5,926            2,169     22,095
                                                                   -----------------------    ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $4,020    $4,283       $    4,020   $  4,283
                                                                   -----------------------    ------------------------
                                                                   -----------------------    ------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 1999


NOTE A - BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries ("Chart" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Chart Industries, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                June 30,   December 31,
                                  1999         1998
                               -----------------------
                                (Dollars in thousands)

Raw materials and supplies     $ 26,656      $ 14,785
Work in process                  23,790        13,955
Finished goods                   11,114         1,273
LIFO reserve                       (210)         (210)
                               -----------------------
                               $ 61,350      $ 29,803
                               -----------------------
                               -----------------------


NOTE C - NET INCOME (LOSS) PER SHARE

The calculations of basic and diluted net income or loss per share for the three-month and six-month periods ended June 30, 1999 and 1998 are set forth below. The assumed conversion of the Company's potentially dilutive securities (employee stock options and warrants) before giving effect to the extraordinary loss, was not dilutive for the three-month or six-month periods ended June 30, 1999. As a result, the calculation of diluted net loss per share for the three-month and six-month periods ended June 30, 1999 set forth below does not reflect any assumed conversion.


                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                            1999           1998             1999         1998
                                                        -------------- --------------    ------------ -----------
                                                              (Dollars  and  shares  in  thousands,  except
                                                                          per share amounts)
Income (loss)  before extraordinary item                    $(24,080)       $  7,225      $(21,178)      $15,167
Extraordinary loss                                            (7,809)                       (7,809)
                                                        -------------- --------------    ----------- ------------
Net income (loss)                                           $(31,889)       $  7,225      $(28,987)      $15,167
                                                        -------------- --------------    ----------- ------------
                                                        -------------- --------------    ----------- ------------
Weighted-average common shares                                23,736          24,240        23,690        24,236
Effect of dilutive securities:
 Employee stock options and warrants                                             410                         407
                                                        -------------- --------------    ----------- ------------
Dilutive potential common shares                              23,736          24,650        23,690       24,643
                                                        -------------- --------------    ----------- ------------
                                                        -------------- --------------    ----------- ------------
 Net income (loss) per common share:
 Income (loss) before extraordinary item                    $  (1.01)       $    .30      $   (.89)      $  .63
 Extraordinary item                                             (.33)                         (.33)
                                                        -------------- --------------    ----------- ------------
 Net income (loss) per common share                         $  (1.34)       $    .30      $  (1.22)      $  .63
                                                        -------------- --------------    ----------- ------------
                                                        -------------- --------------    ----------- ------------
 Net income (loss) per common share - assuming dilution:
 Income (loss) before extraordinary item                    $  (1.01)       $    .29      $   (.89)      $  .62
 Extraordinary item                                             (.33)                         (.33)
                                                        -------------- --------------    ----------- ------------
 Net income (loss) per common share - assuming dilution     $  (1.34)       $    .29      $  (1.22)      $  .62
                                                        -------------- --------------    ----------- ------------
                                                        -------------- --------------    ----------- ------------

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

NOTE E - ACQUISITIONS

On April 12, 1999, the Company acquired the common and preferred stock of MVE Holdings, Inc. ("MVE") for approximately $84.9 million in cash ($78.1 million net of cash acquired). Additionally, the Company paid approximately $150.1 million to pay off existing debt instruments and complete the tender offer and consent solicitation for the 12.5 percent senior secured notes due
2002 issued by MVE, Inc. The preliminary allocation of the purchase price included in the June 30, 1999 condensed consolidated balance sheet is based upon management's best estimates and preliminary appraisals and is subject to further revisions. In-process research and development projects that had not reached technological feasibility and had no alternative future use totaled $21.6 million of the purchase price. This amount was determined by independent consultants, who estimated the costs to develop the technology into commercially viable products, estimated cash flows resulting from the expected revenues generated from such products, and discounted the net cash flows back to their present value using a risk-adjusted discount rate. This amount was recognized as a non-cash expense with no tax benefit at the date of acquisition.

The pro-forma unaudited results of operations for the six months ended June 30, 1999 and 1998, assuming consummation of the acquisition and extinguishment of the debt as of January 1, 1998, are as follows:

                                                                      Six Months Ended June 30,
                                                                      1999               1998
                                                                      ----               ----
                                                           (Dollars in thousands, except per share amounts)

Net sales                                                            $174,131           $218,313
Income (loss) before extraordinary item                               (22,949)            13,315
Income (loss) before extraordinary item per share                        (.97)               .55
Income (loss) before extraordinary item per share -
   assuming dilution                                                     (.97)               .55
Net income (loss)                                                     (30,758)            19,433
Net income (loss) per share                                             (1.30)               .80
Net income (loss) per share - assuming dilution                         (1.30)               .79


On March 15, 1999, the Company acquired a group of privately held companies, collectively known as Northcoast Cryogenics, for approximately $2.3 million in cash ($2.2 million net of cash acquired) and $720,000 in Chart Common Stock. Additional contingent consideration will be issued in an amount equal to three percent of the net sales of Northcoast Cryogenics, as defined in the purchase agreement, with respect to each fiscal year or partial fiscal year during the three-year period beginning March 15, 1999, subject to possible extension for one additional year. The preliminary allocation of the purchase price included in the June 30, 1999 condensed consolidated balance sheet is based upon management's best estimates and preliminary appraisals and is subject to further revisions.

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


NOTE F - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments to be included in other comprehensive income. Total comprehensive income (loss) for the three months ended June 30, 1999 and 1998 was $(31.9) million and $7.2 million, respectively. Total comprehensive income (loss) for the six months ended June 30, 1999 and 1998 was $(29.6) million and $15.2 million, respectively.

NOTE G - RESTRUCTURING CHARGE

In the second quarter of 1999, the Company recorded a restructuring charge, including related asset write-downs, of $3.9 million ($2.4 million or $.10 per basic and diluted share, after-tax). The restructuring charge relates to the creation of a new organizational structure necessitated by the acquisition of MVE and includes a non-cash charge of $2.9 million for the write-down of certain assets made redundant by the acquisition and $1.0 million for severance and other employee related costs.

NOTE H - EXTRAORDINARY ITEM

In the second quarter of 1999, the Company retired prior to maturity certain debt assumed as part of the MVE acquisition with a face value of $119.2 million. The debt pre-payments resulted in an extraordinary loss of $12.5 million, $7.8 million net of tax.

NOTE I - FINANCING ARRANGEMENTS

In order to finance the acquisition of MVE, the Company negotiated a consolidated multi-currency credit and revolving loan facility (the "Credit Facility") which provides for loans of up to $300 million. The Company paid approximately $6.5 million in fees to establish the Credit Facility. The Credit Facility provides the bank with a secured interest in substantially all of the property, plant and equipment of the Company. The Company had borrowings of $263.0 million outstanding under the Credit Facility at June 30, 1999.

As a result of the Company's second-quarter performance, the Company breached two financial covenants of the credit agreement related to the Credit Facility and a financial covenant of an industrial revenue bond ("IRB"). The Company is currently engaged in discussions with Chase Manhattan Bank, its agent bank, to obtain waivers of such breaches and to amend the credit agreement. Management believes that the waivers and amendment will be forthcoming in the near term. Until the amendment to the credit agreement is obtained, however, the borrowings of $263.0 million under the Credit Facility and the borrowings of $3.4 million under the IRB will be classified as current liabilities. The Company expects that the amendment will require the Company to pay a higher interest rate and to suspend its quarterly cash dividend.

NOTE J - OPERATING SEGMENTS

The Company has three reportable segments: Process Systems and Equipment ("PS&E"), Distribution, Storage and Applications ("DS&A") and Special Products. The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The PS&E segment consists of three operating units that sell brazed aluminum heat exchangers and coldboxes to industrial gas, natural gas and petrochemical processing companies who use them for the liquefaction and separation of industrial and natural gases. The DS&A segment consists of six operating units that sell cryogenic tanks, trailers, intermodal containers, railcars, cylinders, pumps, valves, repair services and vacuum jacketed piping systems to various companies for the storage and transportation of both industrial and natural gases. The operations of MVE are included in the DS&A segment. As a result, total assets for this segment have now increased to $328.0 million. The Special Products segment consists of two operating units that sell thermal vacuum systems, space simulation systems used to test satellites and large vacuum chambers for telescope mirror aluminizing to the aerospace industry, government agencies, universities and national research facilities, and one operating unit that sells small diameter stainless steel tubing to distributors requiring quick delivery. Due to the nature of the products that each operating segment sells, there are no intersegment revenues.

The Company evaluates performance and allocates resources based on profit or loss from operations before interest expense and income taxes.

                                                                           THREE MONTHS ENDED JUNE 30, 1999
                                                          ------------ ---------- ------------- ----------------- -----------
                                                                                    SPECIAL
                                                             PS&E        DS&A       PRODUCTS      HEADQUARTERS      TOTALS
                                                          ------------ ---------- ------------- ----------------- -----------
                                                                                (DOLLARS IN THOUSANDS)
Revenues from external customers.  . . . . . . . . . . .      $23,212    $54,215       $7,299                        $84,726
Operating income (loss) before interest expense and
    income taxes. . . . . . . . . . . . . . . . . .  . .          (86)   (19,518)         763            $(917)      (19,758)


                                                                           THREE MONTHS ENDED JUNE 30, 1998
                                                          ------------ ---------- ------------- ----------------- -----------
                                                                                    SPECIAL
                                                             PS&E        DS&A       PRODUCTS      HEADQUARTERS      TOTALS
                                                          ------------ ---------- ------------- ----------------- -----------
                                                                                (DOLLARS IN THOUSANDS)
Revenues from external customers. . .                         $30,335    $16,346       $10,349                       $57,030
Operating income (loss) before interest expense and
     income  taxes.  . . . . . . . . . . . . . . . . . .        7,614      2,498         1,822           $(282)       11,652



                                                                            SIX MONTHS ENDED JUNE 30, 1999
                                                          ------------ ---------- ------------- ----------------- -----------
                                                                                    SPECIAL
                                                             PS&E        DS&A       PRODUCTS      HEADQUARTERS      TOTALS
                                                          ------------ ---------- ------------- ----------------- -----------
                                                                                (DOLLARS IN THOUSANDS)
Revenues from external customers.  . . . . . . . . . . .      $48,576    $66,455       $14,283                      $129,314
Operating income (loss) before interest expense and
    income  taxes.  .  . . . . . . . . . . . . . . . . .        3,174    (18,685)        1,808          $(1,330)     (15,033)


                                                                            SIX MONTHS ENDED JUNE 30, 1998
                                                          ------------ ---------- ------------- ----------------- -----------
                                                                                    SPECIAL
                                                             PS&E        DS&A       PRODUCTS      HEADQUARTERS      TOTALS
                                                          ------------ ---------- ------------- ----------------- -----------
                                                                                (DOLLARS IN THOUSANDS)
Revenues from external customers. . .                         $58,648    $33,100       $21,386                      $113,134
Operating income (loss) before interest expense and
     income  taxes.  . . . . . . . . . . . . . . . . . .       15,754      5,598         3,506            $(987)      23,871


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MARKET OVERVIEW

During the second quarter of 1999, the industrial gas and hydrocarbon markets for process systems and equipment deteriorated further from previous low levels. The industrial gas market has been in a downward trend for 18 months and continues to be weak. This market decline was expected, but the decline has lasted longer and is deeper than past cycles. The consolidation of the industrial gas market -- as evidenced by the proposed acquisition of BOC by Air Products and Air Liquide and certain other anticipated transactions -- has further complicated the situation. Given the magnitude of the industrial gas market decline and the uncertainty created by industry consolidation, management is unable to predict when recovery in the industrial gas market will occur.

The hydrocarbon processing market has continued to experience delays in major projects being placed. While most of these projects are not being cancelled, the expected award dates for many contracts are being delayed, in some cases indefinitely. Sluggish demand in Asia and from other international areas is pushing down prices for Chart's systems and equipment. Management expects these market conditions to continue through the end of the fiscal year.

Chart has initiated a complete reorganization of the Company into operating divisions that eliminate overlapping activities and focus product lines on serving customer needs. The Company is on plan in reorganizing to lower overall operating costs and shift the business from the volatile process systems and equipment segment to the more stable distribution, storage, and applications segment, represented by the MVE acquisition. These reorganization efforts should position Chart for profitable and sustainable growth in many more stable and growth-oriented markets.

The DS&A segment is experiencing active demand for the Company's products which serve ultimate end users such as restaurants, medical applications, space installations, and semi-conductor manufacturers. Management believes that recent new product releases and the introduction of Chart Leasing, Inc. during this quarter present excellent growth opportunities for Chart.

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Sales for the second quarter of 1999 were $84.7 million versus $57.0 million for the second quarter of 1998, an increase of $27.7 million, or 48.6 percent. The acquisition of MVE on April 12, 1999 and the acquisition of Northcoast Cryogenics on March 15, 1999 contributed $37.6 million in incremental sales to the second quarter of 1999. Principally offsetting these incremental sales was a decline in sales from the PS&E segment of $7.1 million, or 23.4 percent, compared with the year-ago quarter.

Gross profit for the second quarter of 1999 was $21.6 million versus $19.4 million for the second quarter of 1998, an improvement of $2.2 million, or 11.0 percent. However, gross profit margin for the second quarter of 1999 was 25.4 percent versus 34.0 percent for the second quarter of 1998, reflecting lower margins in the PS&E segment as demand weakened further.

Included in the second-quarter 1999 cost of sales is a non-cash charge of $1.2 million for acquired profit on work-in-process and finished goods inventory related to the MVE acquisition. Excluding this item, gross profit margin in the second quarter of 1999 was 26.8 percent. MVE and Northcoast Cryogenics contributed $10.9 million of gross margin to the second quarter of 1999, offsetting the $7.5 million decrease in gross margin from the PS&E segment.

Selling, general and administrative (SG&A) expense for the second quarter of 1999 increased to $14.6 million from $7.5 million for the second quarter of 1998. As a percentage of sales, SG&A expense was 17.2 percent for the second quarter of 1999, up from 13.2 percent for the second quarter of 1998. The increase as a percentage of sales reflects the decline in sales for the pre-MVE acquisition Chart companies and the slightly higher SG&A cost base of MVE.

Goodwill amortization for the second quarter of 1999 was $1.2 million compared to $230,000 for the second quarter of 1998. The purchase price for MVE and Northcoast Cryogenics exceeded the estimated fair values of the net assets acquired, resulting in approximately $164.4 million of goodwill, which is being amortized over 35 and 15 years, respectively. These fair values are based on preliminary estimates and assumptions and are subject to further revisions as more information becomes available.

The Company recorded a $3.9 million charge during the second quarter of 1999 to restructure its operations. The charge relates to the creation of a new organizational structure necessitated by the acquisition of MVE and includes a non-cash charge of $2.9 million for the write-down of certain assets made redundant by the acquisition and $1.0 million for severance and other employee related costs.

The Company also recorded a non-cash charge of $21.6 million in the second quarter of 1999 for the write-off of acquired in-process research and development. This amount was determined by independent consultants who estimated the costs to develop the technology into commercially viable products, estimated cash flows resulting from the expected revenues generated from such products, and discounted the net cash flows back to their present value using a risk-adjusted discount rate.

Net interest expense for the second quarter of 1999 was $4.1 million versus $583,000 for the second quarter of 1998, reflecting interest on funds borrowed to finance the MVE acquisition. The Company's borrowings outstanding on its Credit Facility were $263.0 million at June 30, 1999.

In the second quarter of 1999, the Company recorded an extraordinary charge of $12.5 million, $7.8 million net of tax, related to the early extinguishment of the MVE 12.5 percent senior secured notes due 2002.

As a result of the foregoing, the Company reported a net loss of $31.9 million, or $1.34 per share, for the second quarter of 1999 versus net income of $7.2 million, or $.29 per share, for the second quarter of 1998. On a pro-forma basis before non-recurring charges, the Company's second quarter net income was $685,000, or $.03 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations during the second quarter of 1999 was $8.1 million compared with cash provided by operations of $4.9 million for the second quarter of 1998. The significant decrease in operating cash flow is due to increases in accounts receivable and inventory and decreases in customer advances.

Capital expenditures for the second quarter of 1999 were $1.3 million compared with $2.0 million for the corresponding quarter in 1998.

On April 12, 1999, the Company completed its acquisition of MVE. Under the terms of the merger agreement, a wholly owned Chart subsidiary paid approximately $84.9 million in cash ($78.1 million net of cash acquired) to purchase all of MVE's common and preferred stock, and $150.1 million to pay off existing debt instruments and complete the tender offer and consent solicitation for the outstanding 12.5 percent senior secured notes due 2002 issued by MVE, Inc. In order to finance the acquisition, the Company negotiated the Credit Facility which provides for loans of up to $300 million. The Company paid approximately $6.5 million in fees to establish the Credit Facility.

Subject to obtaining an amendment to the Credit Facility, the Company forecasts sufficient cash flow from operations and available borrowings to fund principal and interest payments and capital expenditures for the next 12 months. See "Credit Facility Amendment."

ORDERS AND BACKLOG

The Company received $61.0 million of orders during the second quarter of 1999, compared with orders of $34.9 million in the first quarter of 1999. Chart's consolidated firm order backlog at June 30, 1999 was $79.6 million, a decrease of $8.1 million from $87.7 million at March 31, 1999. Two orders totaling $6.5 million were cancelled out of backlog during the second quarter.

PS&E orders for the second quarter of 1999 totaled $8.8 million, compared with $12.3 million for the first quarter of 1999. Backlog at June 30, 1999 was $31.7 million, down from $50.6 million at March 31, 1999. Part of the decline in backlog was due to the cancellation of a $4.5 million heat exchanger for a Malaysian ethylene plant that has been indefinitely delayed.

DS&A orders for the second quarter of 1999 totaled $46.7 million compared with $16.7 million for the first quarter of 1999. Backlog at June 30, 1999 was $45.5 million versus $30.8 million at March 31, 1999. On a combined basis, MVE and Northcoast accounted for $37.1 million of the second-quarter 1999 orders and $22.9 million of the June 30, 1999 backlog.

Special Products orders for the second quarter of 1999 totaled $5.5 million, compared with $5.9 million for the first quarter of 1999. Backlog at June 30, 1999 totaled $2.4 million, down from $6.2 million at March 31, 1999. Backlog was reduced due to the cancellation of a $2.0 million vacuum equipment order for use in India due to the U.S. government's cancellation of various product export licenses to India.

REORGANIZATION

As part of the acquisition of MVE, the Company has reorganized to meet its growth and profit objectives and to position Chart for continued leadership in the three segments of the global cryogenic marketplace that it serves: Process Systems & Equipment, Distribution, Storage & Applications, and Special Products. Major changes are as follows:

PS&E Segment
- Heat Exchanger Division -- a consolidation of Chart's ALTEC International Limited Partnership and Chart Marston Limited subsidiaries
- Process Systems Division -- formerly Chart's Process Systems International, Inc. subsidiary

DS&A Segment
- Cryogenic Storage Systems Division -- a consolidation of Chart's Cryenco and Process Engineering subsidiaries and the industrial tank businesses of MVE
- Applied Technologies Division -- a consolidation of Chart's LNG/alternative fuels business with the applications businesses of MVE
- Cryogenic Components Division -- a consolidation of Chart's CVI subsidiary with the industrial pipe business of MVE
- Cryogenic Services Division -- formerly Chart's Northcoast Cryogenics subsidiary; a consolidation of all of Chart's repair, rehabilitation and service businesses
- European Operations -- MVE's European operation in Solingen, Germany and MVE's Ferox subsidiary in the Czech Republic remain in place

CREDIT FACILITY AMENDMENT

As a result of the Company's second-quarter performance, the Company breached two financial covenants of the credit agreement related to the Credit Facility and a financial covenant of an IRB. The Company is currently engaged in discussions with Chase Manhattan Bank, its agent bank, to obtain waivers of such breaches and to amend the credit agreement. Management believes that the waivers and amendment will be forthcoming in the near term. Until the amendment to the credit agreement is obtained, however, the borrowings of $263.0 million under the Credit Facility and the borrowings of $3.4 million under the IRB will be classified as current liabilities. The Company expects that the amendment will require the Company to pay a higher interest rate and to suspend its quarterly cash dividend.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 Problem is the result of the inability of hardware, software and control systems to properly recognize and process two-digit references to specific years, beginning with the year 2000. The Year 2000 problem could result in system failures or miscalculations causing disruptions of the operations of the Company, its suppliers and its customers.

In 1997, the Company completed a preliminary assessment of its critical software systems and determined that all of these systems could be made compliant. In June 1998, the Company initiated a formal assessment plan for all non-critical software systems by identifying a lead person at each of its locations to be responsible for ensuring that the location will be compliant. The first phase of the formal assessment plan, which was completed in the third quarter of 1998, included an inventory of all information technology systems and control systems with embedded chip technology. Results of the inventory indicated that all information technology systems are or should be compliant by the year 2000, primarily because none of these systems involve internally developed software and compliant versions are readily available. The Company produces a limited number of products utilizing control systems with embedded chip technology, and is contacting the vendors who provide these embedded chips to determine compliance. This project will be completed in the third quarter of 1999. Based upon the Company's review of systems using embedded chip technology within its existing facilities, the Company is reasonably sure that its facilities are materially year 2000 compliant. The Company believes that the third parties whose Year 2000 Problems pose the greatest risks for the Company include its banks that maintain depository accounts, its payroll processing company, its suppliers of the major materials used in production processes, its utility providers and its providers of freight services. The Company has communicated with these third parties to determine if they have an effective plan in place to address the Year 2000 Problem, and has received positive responses from the majority of these third parties. However, the Company provides no assurance that these third parties will be year 2000 compliant or that their noncompliance will not have a material adverse effect on the Company.

The Company currently estimates that it will spend less than $1 million to ensure that its information technology systems are compliant, of which nearly all has been committed or spent through June 30, 1999. Accordingly, the Company expects cash flow from operations and available borrowings to be sufficient to fund these expenditures.

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

PART II.  OTHER INFORMATION

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

                  In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risk through a program of risk management.

                  The Company's primary interest rate risk exposure results from the Credit Facility's various floating rate pricing mechanisms. This interest rate exposure is managed by the use of certain interest rate derivative products which place both a ceiling and a floor on the base rate used in the calculation of the Company's rate. If interest rates were to increase 200 basis points (2%) from June 30, 1999 rates, and assuming no changes in debt from the June 30, 1999 levels, the additional annual expense would be approximately $5.3 million on a pre-tax basis. Any increase above this level, however, would be mitigated by the derivative products.

                  The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound Sterling, the Czech Koruna, and the German Mark. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk.

Item 4.            Submission of Matters to a Vote of Security Holders.

                  The Annual Meeting of Stockholders of the Company was held on May 6, 1999. The following matters were voted on at the meeting:

                  1. Election of Arthur S. Holmes and Richard J. Campbell for a term of three years. The nominees were elected as Directors with the following votes:

                           Arthur S. Holmes

                           For        21,014,806
                           Withheld    1,228,482

                           Richard J. Campbell

                           For        21,012,726
                           Withheld    1,230,563

                  2. Proposal to approve and adopt the Amended and Restated Chart Industries, Inc. 1997 Stock Option and Incentive Plan. The proposal was approved with the following votes:

                           For        17,310,205
                           Against     3,890,090
                           Abstain     1,042,992

                           For a description of the bases used in tabulating the above-referenced votes, see the Company's definitive Proxy Statement used in connection with the solicitation of proxies for the Annual Meeting of Stockholders on May 6, 1999.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits.

                        See the Exhibit Index on page 21 of this Form 10-Q.

                  (b) Reports on Form 8-K.

                        During the quarter ended June 30, 1999, the Company filed a Current Report on Form 8-K dated April 27, 1999, which was subsequently amended on Form 8-K/A dated June 24, 1999, to file financial statements of the business acquired and pro forma financial information related to the Company's acquisition of MVE Holdings, Inc.

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



Date:  AUGUST 16, 1999         /s/Don A. Baines
       --------------------    -------------------------------------------------
                               Don A. Baines
                               Chief Financial Officer and Treasurer
                               (Duly Authorized and Principal Financial Officer)

                                  EXHIBIT INDEX

         EXHIBIT NUMBER      DESCRIPTION OF DOCUMENT

               27            Financial Data Schedule