Form 10-Q
period 1999-09-30
CHART INDUSTRIES INC
filed 1999-11-15
CIK 892553

>                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
 For the transition period  from__________________to_______________________

                         Commission File Number 1-11442

                             CHART INDUSTRIES, INC.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                     34-1712937
-----------------------------               ----------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

             5885 Landerbrook Dr., Suite 150, Cleveland, Ohio 44124
         --------------------------------------------------------------
               (Address of Principal Executive Offices) (ZIP Code)

       Registrant's Telephone Number, Including Area Code: (440) 753-1490

                                 Not Applicable
     -----------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X     N0
                     ----    ----
At September 30, 1999, there were 23,749,945 outstanding shares of the Company's Common Stock, $0.01 par value per share.

                    Page 1 of 22 sequentially numbered pages.

PART I.  FINANCIAL INFORMATION


Item 1.        Financial Statements.

               The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 12 of this Report on Form 10-Q.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     SEPTEMBER 30,              DECEMBER 31,
                                                                                          1999                      1998
                                                                                  ---------------------     ----------------------
                                                                                      (Unaudited)

ASSETS
Current Assets
        Cash and cash equivalents                                                        $   3,011                  $  2,169
        Accounts receivable, net                                                            54,443                    37,336
        Inventories, net                                                                    48,550                    29,803
        Other current assets                                                                29,056                     6,803
                                                                                  ---------------------     ----------------------
Total Current Assets                                                                       135,060                    76,111

Property, plant & equipment, net                                                            77,396                    40,536
Goodwill, net                                                                              178,601                    31,568
Other assets, net                                                                           27,440                     9,990
                                                                                  ---------------------     ----------------------

TOTAL ASSETS                                                                              $418,497                  $158,205
                                                                                  =====================     ======================


LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
        Accounts payable                                                                  $ 23,359                  $ 11,540
        Customer advances                                                                    3,754                    13,011
        Billings in excess of contract revenue                                                 793                     2,194
        Accrued expenses and other liabilities                                              55,175                    25,783
        Current portion of long-term debt                                                   17,090                       431
                                                                                  ---------------------     ----------------------
Total Current Liabilities                                                                  100,171                    52,959

Long-term debt                                                                             262,074                    10,894
Deferred income taxes                                                                        1,159                     1,198
Minority interest                                                                              947
Shareholders' Equity
        Preferred stock,  1,000,000 shares authorized, none issued or outstanding
        Common stock, par value $.01 per share - 30,000,000 shares authorized,
           24,423,927 and 24,321,917 shares issued at September 30, 1999 and
           December 31, 1998, respectively                                                     244                       243
        Additional paid-in capital                                                          43,796                    43,367
        Retained earnings                                                                   16,048                    56,352
        Accumulated other comprehensive income                                                 212                      (358)
        Treasury stock, at cost, 673,982 and 732,452 shares at September 30,
          1999, and December 31, 1998, respectively                                         (6,154)                   (6,450)
                                                                                  ---------------------     ----------------------
                                                                                            54,146                    93,154
                                                                                  ---------------------     ----------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $418,497                  $158,205
                                                                                  =====================     ======================

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

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,

                                                                1999           1998                1999            1998
                                                            -------------- -------------       -------------- ---------------
Sales                                                          $84,108       $57,823             $213,422       $170,957
Cost of products sold:
    Cost of sales                                               63,705        38,080              157,985        110,754
    Acquired profit in inventory                                                                    1,162
    Restructuring charge                                           256                                936
                                                            -------------- -------------       -------------- ---------------
                                                                63,961        38,080              160,083        110,754


Gross profit                                                    20,147        19,743               53,339         60,203

Selling, general & administrative expense                       14,420         9,005               36,342         25,233
Goodwill amortization expense                                      924           232                2,406            593
Restructuring charge                                             8,562                             11,783
Acquired in-process research and development                       410                             22,010
                                                            -------------- -------------       -------------- ---------------
                                                                24,316         9,237               72,541         25,826

Operating income (loss)                                         (4,169)       10,506              (19,202)        34,377

Interest expense - net                                           5,157           353                9,568            746
                                                            -------------- -------------       -------------- ---------------

Income (loss) before income taxes,
    minority interest and extraordinary item                    (9,326)       10,153              (28,770)        33,631

Income taxes                                                      (476)        3,426                1,132         11,737
                                                            -------------- -------------       -------------- ---------------

Income (loss) before minority interest and
    extraordinary item                                          (8,850)        6,727              (29,902)        21,894

Minority interest                                                  (96)                              (222)
                                                            -------------- -------------       -------------- ---------------

Income (loss) before extraordinary item                         (8,946)        6,727              (30,124)        21,894

Extraordinary loss on early extinguishment of debt,
    net of taxes of $4.7 million                                                                   (7,809)
                                                            -------------- -------------       -------------- ---------------

Net income (loss)                                              ($8,946)       $6,727             ($37,933)      $ 21,894
                                                            ============== =============       ============== ===============

Net income (loss) per common share:
Income (loss) before extraordinary item                        ($ 0.38)       $ 0.28              ($ 1.27)      $     0.91
Extraordinary item                                                                               (   0.33)
                                                            -------------- -------------       -------------- ---------------
Net income (loss) per common share                             ($ 0.38)       $ 0.28              ($ 1.60)      $   0.91
                                                            ============== =============       ============== ===============

Net income (loss) per common share - assuming dilution:
Income (loss) before extraordinary item                        ($ 0.38)       $ 0.28              ($ 1.27)     $    0.89
Extraordinary item                                                                               (   0.33)
                                                            -------------- -------------       -------------- ---------------
Net income (loss) per common share - assuming dilution         ($ 0.38)       $ 0.28              ($ 1.60)      $   0.89
                                                            ============== =============       ============== ===============

Shares used in per share calculations                           23,738        24,087               23,706         24,189

Shares used in per share calculations - assuming dilution       23,738        24,350               23,706         24,541

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                  -----------------------     ------------------------
                                                                     1999        1998            1999        1998
                                                                  ----------- -----------     ----------- ------------

OPERATING ACTIVITIES
Net income (loss)                                                 ($ 8,946)    $ 6,727        ($ 37,933)   $21,894
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Loss on early extinguishment of debt                                                          12,459
   Acquired in-process research and development                        410                       22,010
   Acquired inventory profit                                                                      1,162
   Restructuring charge                                              6,923                        9,790
   Depreciation and amortization                                     5,167       1,406           11,590      4,787
   Minority interest                                                    96                          222
   Deferred income taxes                                                                           (203)
   Contribution of stock to employee benefit plans                     181         297              776        801
Increase (decrease) in cash resulting from changes in
operating assets and liabilities:
   Accounts receivable                                              10,703        (575)           6,837      2,658
   Inventory and other current assets                                2,192     ( 2,007)         ( 3,603)    (2,369)
   Accounts payable and other current liabilities                   (3,532)        206         ( 14,228)    (4,148)
   Billings in excess of contract revenue and customer advances     (9,426)      2,905         ( 10,560)    (2,141)
                                                                  ----------- -----------     ----------- ------------
Net Cash Provided By(Used In) Operating Activities                   3,768       8,959          ( 1,681)    21,482

INVESTING ACTIVITIES
   Capital expenditures                                             (1,470)       (765)         ( 4,582)    (7,575)
   Acquisition of MVE, net of cash acquired                           ( 49)                    ( 78,164)
   Acquisition of Northcoast Cryogenics, net of cash acquired                                   ( 2,185)
   Acquisition of Chart Marston                                                                           ( 35,324)
   Other investing activities                                         (480)      ( 245)            (686)      (734)
                                                                  ----------- -----------     ----------- ------------
   Net Cash Used In Investing Activities                           ( 1,999)    ( 1,010)        ( 85,617)  ( 43,633)

FINANCING ACTIVITIES
   Borrowings on credit facility                                    18,000       9,250          305,250     27,721
   Repayments on credit facility                                  ( 17,000)   ( 14,033)        ( 48,500)   (15,693)
   Principal payments on long-term debt                             (1,529)        117        ( 148,490)     ( 404)
   Premiums paid on repurchases of debt                                                         ( 9,616)
   Treasury stock and stock option transactions                      ( 182)    ( 4,135)            (719)    (5,761)
   Deferred financing costs                                         (1,103)                     ( 7,645)
   Dividends paid to shareholders                                              ( 1,207)         ( 2,370)    (3,630)
                                                                  ----------- -----------     ----------- ------------
   Net Cash Provided by (Used In) Financing Activities              (1,814)   ( 10,008)          87,910      2,233
                                                                  ----------- -----------     ----------- ------------


Net increase (decrease) in cash and cash equivalents                  ( 45)    ( 2,059)             612   ( 19,918)
Effect of exchange rate changes on cash                              ( 964)       (228)             230       (181)
Cash and cash equivalents at beginning of period                     4,020       4,283            2,169     22,095
                                                                  ----------- -----------     ----------- ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 3,011     $ 1,996          $ 3,011    $ 1,996
                                                                  =========== ===========     =========== ============


   The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 1999


NOTE A - BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries ("Chart" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                                     SEPTEMBER 30,               DECEMBER 31,
                                                         1999                        1998
                                               -------------------------- ----------------------------
                                                               (Dollars in thousands)
Raw materials and supplies                               $24,650                    $14,785
Work in process                                           15,064                     13,955
Finished goods                                             9,046                      1,273
LIFO reserve                                                (210)                      (210)
                                               -------------------------- ----------------------------
                                                         $48,550                    $29,803
                                               ========================== ============================


NOTE C - NET INCOME (LOSS) PER SHARE

The calculations of basic and diluted net income or loss per share for the three-month and nine-month periods ended September 30, 1999 and 1998 are set forth below. The assumed conversion of the Company's potentially dilutive securities (employee stock options and warrants) before giving effect to the extraordinary loss, was not dilutive for the three-month or nine-month periods ended September 30, 1999. As a result, the calculation of diluted net loss per share for the three-month and nine-month periods ended September 30, 1999 set forth below does not reflect any assumed conversion.


                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                       September 30,
                                                             1999           1998                1999            1998
                                                        --------------- --------------      -------------- ---------------
                                                           (Dollars and shares in thousands, except per share amounts)
Income (loss)before extraordinary item                    ($ 8,946)        $ 6,727            ($30,124)        $21,894
Extraordinary loss                                                                               7,809
                                                        --------------- --------------      -------------- ---------------
Net income (loss)                                         ($ 8,946)        $ 6,727            ($37,933)        $21,894
                                                        =============== ==============      ============== ===============

Weighted-average common shares                              23,738          24,087              23,706          24,189
Effect of dilutive securities:
Employee stock options and warrants                                            263                                 352
                                                        --------------- --------------      -------------- ---------------
Dilutive potential common shares                            23,738          24,350              23,706          24,541
                                                        =============== ==============      ============== ===============

   Net income (loss) per common share:
   Income (loss)before extraordinary item                  ($ 0.38)          $0.28             ($ 1.27)          $0.91
   Extraordinary item                                                                           ( 0.33)
                                                        --------------- --------------      -------------- ---------------
   Net income (loss) per common share                      ($ 0.38)          $0.28             ($ 1.60)          $0.91
                                                        =============== ==============      ============== ===============

   Net income (loss) per common share--assuming
     dilution:
   Income (loss) before extraordinary item                 ($ 0.38)          $0.28             ($ 1.27)         $ 0.89
   Extraordinary item                                                                           ( 0.33)
                                                        --------------- --------------      -------------- ---------------
   Net income (loss) per common share--assuming            ($ 0.38)          $0.28             ($ 1.60)         $ 0.89
     dilution
                                                        =============== ==============      ============== ===============

NOTE D - REVENUE RECOGNITION

For the majority of the Company's products, revenue is recognized when products are shipped. For certain product lines, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known.

NOTE E - ACQUISITIONS

On April 12, 1999, the Company acquired the common and preferred stock of MVE Holdings, Inc. ("MVE") for approximately $84.9 million in cash ($78.1 million net of cash acquired). Additionally, the Company paid approximately $150.1 million to pay off MVE's existing debt obligations and complete the tender offer and consent solicitation for the 12.5 percent senior secured notes due 2002 issued by MVE, Inc. The preliminary allocation of the purchase price included in the September 30, 1999 condensed consolidated balance sheet is based upon management's best estimates and may be subject to further revisions. In allocating the purchase price to the net assets acquired, $97.0 million was assigned to net liabilities assumed, $22.0 million was assigned to in-process research and development ("IPR&D") projects that had not reached technological feasibility and had no alternative future use, $6.1 million was assigned to identifiable intangible assets being amortized over five years, and $153.8 million was assigned to goodwill, which is being amortized over 40 years. The amount assigned to IPR&D was determined by independent consultants, who estimated the costs to develop the technology into commercially viable products, estimated cash flows resulting from the expected revenues generated from such products, and discounted the net cash flows back to their present value using a risk-adjusted discount rate. This amount was recognized as a non-cash expense with no tax benefit at the date of acquisition.

The pro-forma unaudited results of operations for the nine months ended September 30, 1999 and 1998, assuming consummation of the acquisition of MVE and extinguishment of the debt as of January 1, 1998, are as follows:

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                             1999                         1998
                                                                  ---------------------------- ---------------------------
                                                                     (Dollars in thousands, except per share amounts)
Net sales                                                                    $258,239                    $327,623
Income (loss) before extraordinary item                                       (32,033 )                    17,453
Income (loss) before extraordinary item per share                               (1.35 )                      0.72
Income (loss) before extraordinary item per share -
   assuming dilution                                                            (1.35 )                      0.71
Net income (loss)                                                             (39,842 )                    23,208
Net income (loss) per share                                                     (1.68 )                      0.96
Net income (loss) per share - assuming dilution                                 (1.68 )                      0.95


On March 15, 1999, the Company acquired a group of privately held companies, collectively known as Northcoast Cryogenics, for approximately $2.3 million in cash ($2.2 million net of cash acquired) and $720,000 in Chart Common Stock. Additional contingent consideration will be issued in an amount equal to three percent of the net sales of Northcoast Cryogenics, as defined in the purchase agreement, with respect to each fiscal year or partial fiscal year during the three-year period beginning March 15, 1999, subject to possible extension for one additional year. The preliminary allocation of the purchase price included in the September 30, 1999 condensed consolidated balance sheet is based upon management's best estimates and may be subject to further revisions.

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


NOTE F - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments to be included in other comprehensive income. Total comprehensive income (loss) for the three months ended September 30, 1999 and 1998 was $(7.8) million and $6.5 million, respectively. Total comprehensive income (loss) for the nine months ended September 30, 1999 and 1998 was $(37.4) million and $21.7 million respectively.

NOTE G - RESTRUCTURING PLAN

In the second quarter of 1999, the Company recorded a restructuring charge of $3.9 million ($2.4 million or $.10 per basic and diluted share, after-tax). The restructuring charge relates to the creation of a new organizational structure necessitated primarily by the acquisition of MVE and includes a non-cash charge of $2.9 million for the write-down of certain assets made redundant by the acquisition (primarily related to closing the Cryenco West Plant) and $1.0 million for severance and other employee related costs.

In the third quarter of 1999, the Company made the decision to stop production of its Cryenco trailer product line, close the Cryenco East Plant where the trailer product line was manufactured and transfer the remaining Cryenco production to the West Plant. As a result, the Cryenco West plant will remain open and certain fixed assets totaling $803,000 included in the second quarter charge as assets held for disposal will continue in use and, accordingly, have been reinstated in the third quarter. The total restructuring charge of $9.6 million ($5.5 million or $.23 per basic and diluted share, after tax) recorded in the third quarter of 1999 includes $6.8 million for the write-off of impaired goodwill resulting from the Company's decision to discontinue production of Cryenco trailers, $1.1 million for lease payments and other costs related to exiting the Cryenco East Plant, $256,000 for the write-off of inventory to be disposed, which has been classified in cost of sales, $647,000 for the write-down of fixed assets held for disposal to net realizable value, and $845,000 for severance and other employee related costs related to the elimination of 45 employees. The Company expects to have all actions comprising the restructuring plan completed by the second quarter of fiscal 2000. At September 30, 1999, the Company's restructuring reserve of $2.9 million is included in accrued expenses and other liabilities and consists of the following items:

                                RESTRUCTURING CHARGES
                            ------------------------------             ACTIVITY
                              SECOND             THIRD                  RELATED                  RESERVE
                              QUARTER           QUARTER                 TO THE                SEPTEMBER 30,
                               1999              1999                   CHARGES                    1999
                            --------------------------------------------------------------------------------
                                                          DOLLARS IN THOUSANDS
Non-cash items:
   Inventory                 $   680           $  256                ($     310)                    $626
   Fixed assets                2,187              647                (    2,834)
   Impaired goodwill                            6,823                (    6,823)

Cash items:
   Severance                     955              845                (      547)                   1,253
   Lease termination costs                      1,017                                              1,017
   Other                          79               33                (       87)                      25
                            ------------      ------------           --------------          -----------------
                              $3,901           $9,621                  ($10,601)                  $2,921
                            ============      ============           ==============          =================


NOTE H - EXTRAORDINARY ITEM

In the second quarter of 1999, the Company retired prior to maturity certain debt assumed as part of the MVE acquisition with a face value of $119.2 million. The debt repurchases resulted in an extraordinary loss of $12.5 million, $7.8 million net of tax.

NOTE I - FINANCING ARRANGEMENTS

In order to finance the acquisition of MVE, the Company negotiated a consolidated multi-currency credit and revolving loan facility (the "Credit Facility") which provides for loans of up to $300 million. The Company paid approximately $6.5 million in fees to establish the Credit Facility. The Credit Facility provides the bank with a secured interest in substantially all of the property, plant and equipment of the Company. The Company had borrowings of $264.0 million outstanding under the Credit Facility at September 30, 1999.

As a result of the Company's second-quarter performance, the Company breached a financial covenant of the credit agreement related to the Credit Facility. On August 24, 1999, Chase Manhattan Bank, the Company's agent bank, waived such breach and amended the Credit Facility. The amendment provides for modified covenants based upon current performance levels, increased interest rates, and the suspension of quarterly dividend payments. The Company paid approximately $1.1 million to amend the Credit Facility.

NOTE J - OPERATING SEGMENTS

The Company has three reportable segments: Process Systems and Equipment ("PS&E"), Distribution, Storage and Applications ("DS&A") and Special Products. The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The PS&E segment consists of three operating units that sell brazed aluminum heat exchangers and coldboxes to industrial gas, natural gas and petrochemical processing companies who use them for the liquefaction and separation of industrial and natural gases. The DS&A segment consists of six operating units that sell cryogenic tanks, intermodal containers, railcars, cylinders, pumps, valves, repair services and vacuum jacketed piping systems to various companies for the storage and transportation of both industrial and natural gases. The operations of MVE are included in the DS&A segment. As a result, total assets for this segment have now increased to $315.8 million. The Special Products segment consists of two operating units that sell thermal vacuum systems, space simulation systems used to test satellites and large vacuum chambers for telescope mirror aluminizing to the aerospace industry, government agencies, universities and national research facilities, and one operating unit that sells small diameter stainless steel tubing to distributors requiring quick delivery. Due to the nature of the products that each operating segment sells, there are no intersegment revenues.

The Company evaluates performance and allocates resources based on profit or loss from operations before minority interest, interest expense and income taxes.


                                                                        Three Months Ended September 30, 1999
                                                                                        Special    Head-
                                                              PS&E          DS&A       Products    quarters       Totals
                                                          -------------- ------------ ------------ ------------ -------------
                                                                                (Dollars in thousands)
Revenues from external customers                          $19,896      $ 57,261      $ 6,951                  $ 84,108
Operating income (loss) before minority interest,
   interest expense and income taxes                      ( 2,070)      ( 1,934)       1,019     ($1,184)      ( 4,169)


                                                                        Three Months Ended September 30, 1998
                                                                                        Special    Head-
                                                              PS&E          DS&A       Products    quarters        Totals
                                                          -------------- ------------ ------------ ------------ -------------
                                                                                (Dollars in thousands)
Revenues from external customers                             $33,774      $ 13,969      $10,080                 $ 57,823
Operating income (loss) before minority interest,
   interest expense and income taxes                           8,252         1,168        1,829       ($743)      10,506


                                                                         Nine Months Ended September 30, 1999
                                                                                        Special    Head-
                                                              PS&E          DS&A       Products    quarters        Totals
                                                          -------------- ------------ ------------ ------------ -------------
                                                                                (Dollars in Thousands)
Revenues from external customers                             $68,472      $123,716      $21,234                  $213,422
Operating income (loss) before minority interest,
   interest expense and income taxes                           1,104      ( 20,619)       2,827     ($2,514)     ( 19,202)


                                                                         Nine Months Ended September 30, 1998
                                                                                        Special    Head-
                                                              PS&E          DS&A       Products    quarters        Totals
                                                          -------------- ------------ ------------ ------------ -------------
                                                                                (Dollars in Thousands)
Revenues from external customers                             $92,422      $ 47,069      $31,466                  $170,957
Operating income (loss) before minority interest,
   interest expense and income taxes                          24,006         6,766        5,335     ($1,730)       34,377


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



MARKET OVERVIEW

Third-quarter results were consistent with the Company's acquisition integration and restructuring plans and current market conditions. The Company has progressed significantly in its restructuring program, implementing sweeping manpower reductions, and consolidating and refocusing the organization.

In the Company's Distribution, Storage and Applications ("DS&A") segment orders were up 28 percent over the second quarter of 1999. This segment is experiencing strong demand for products that serve end users of industrial gases such as restaurants, medical and biological applications, and semi-conductor manufacturers. The Company's products that serve the LNG alternative fuel market and the Company's cryogenic service centers are also generating orders. The Company's Special Products segment maintained stable order and sales performance during this period.

Third-quarter orders remained soft in heat exchangers and cold boxes but it appears that some improvement in this market may be forthcoming. Customer inquiry activity is up currently, including projects in Asia. In addition, the favorable exchange rate of the U.S. dollar with the Japanese yen and relatively stable and increased energy prices are further evidence that macro-economic conditions are favorably changing. Recognizing the volatility of the Process Systems and Equipment ("PS&E") segment, the Company has taken significant steps to restructure its operations and to lower its operating costs.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Sales for the third quarter of 1999 were $84.1 million versus $57.8 million for the third quarter of 1998, an increase of $26.3 million, or 45.5 percent. The acquisition of MVE Holdings, Inc. ("MVE") on April 12, 1999, and the acquisition of Northcoast Cryogenics ("Northcoast") on March 15, 1999, contributed $41.8 million in incremental sales to the third quarter of 1999. Offsetting these incremental sales were declines in sales of $13.9 million from the PS&E segment, and $3.1 million in vacuum equipment sales from the Special Products segment, compared with the year-ago quarter.

Sales for the nine months ended September 30, 1999 were $213.4 million versus $171.0 million for the nine months ended September 30, 1998, an increase of $42.5 million, or 24.8 percent. The acquisitions of MVE and Northcoast contributed $79.4 million in incremental sales to the nine months ended September 30, 1999.

Gross profit for the third quarter of 1999 was $20.1 million versus $19.7 million for the third quarter of 1998, an improvement of $404,000, or 2.0 percent. Third-quarter gross profit was reduced by a non-cash charge of $256,000 included in cost of sales for inventory items to be disposed of as part of the Company's restructuring plan. Gross profit margin for the third quarter of 1999 was 24.0 percent versus 34.1 percent for the third quarter of 1998, reflecting lower margins in the PS&E segment as demand further weakened. MVE and Northcoast contributed $12.0 million of gross profit to the third quarter of 1999.

Gross profit for the nine months ended September 30, 1999 was $53.3 million versus $60.2 million for the nine months ended September 30, 1998, a decline of $6.9 million, or 11.4 percent. Included in cost of sales for the nine months ended September 30, 1999 is a non-cash charge of $1.2 million for acquired profit on work-in-process and finished goods inventory related to the MVE acquisition.

Selling, general and administrative ("SG&A") expense for the third quarter of 1999 increased to $14.4 million from $9.0 million for the third quarter of 1998. Offsetting the $6.7 million in incremental SG&A costs incurred by MVE and Northcoast was approximately $1.3 million in cost savings resulting from the Company's restructuring plan and lower sales commissions. As a percentage of sales, SG&A expense was 17.1 percent for the third quarter of 1999, up from 15.6 percent for the third quarter of 1998. The increase as a percentage of sales largely reflects a lower sales base for the pre-MVE acquisition Chart companies.

SG&A expense for the nine months ended September 30, 1999 was $36.3 million versus $25.2 million for the nine months ended September 30, 1998, an increase of $11.1 million, or 44.0 percent. MVE and Northcoast contributed $13.6 million in incremental SG&A expense to the nine months ended September 30, 1999.

Goodwill amortization was $924,000 and $232,000 for the third quarters of 1999 and 1998, respectively, and $2.4 million and $593,000 for the nine months ended September 30, 1999 and 1998, respectively. The purchase price for MVE and Northcoast exceeded the fair value of the net assets acquired, resulting in approximately $156.5 million of goodwill, which is being amortized over 40 and 15 years, respectively. These fair values are based on preliminary estimates and assumptions and are subject to revision as more information becomes available.

In the second quarter of 1999, the Company recorded a restructuring charge of $3.9 million. The restructuring charge relates to the creation of a new organizational structure necessitated primarily by the acquisition of MVE and includes a non-cash charge of $2.9 million for the write-down of certain assets made redundant by the acquisition (primarily related to closing the Cryenco West Plant) and $1.0 million for severance and other employee related costs.

The Company recorded a $9.6 million charge during the third quarter of 1999 pursuant to its restructuring plan announced in the second quarter of 1999. During the third quarter, the Company made the decision to stop production of its Cryenco trailer product line, close the Cryenco East Plant where the trailer product line was manufactured and transfer the remaining Cryenco production to the West Plant. As a result, the Cryenco West Plant will remain open. The total restructuring charge includes a non-cash charge of $6.8 million for the write-off of impaired goodwill resulting from the Company's decision to discontinue production of Cryenco trailers, $1.1 million for lease payments and other costs related to exiting the Cryenco East plant, $256,000 for the write-off of inventory to be disposed, $647,000 for the write-down of fixed assets held for disposal to net realizable value, and $845,000 for severance and other employee-related costs. This charge was partially offset by $803,000 for the reinstatement of assets no longer held for disposal. The Company expects to record additional restructuring charges primarily consisting of severance payments for additional employees to be terminated in the fourth quarter of 1999.

In the second quarter of 1999, the Company recorded a non-cash charge of $21.6 million for the write-off of acquired in-process research and development ("IPR&D") related to the MVE acquisition. The Company recorded an additional non-cash charge of $410,000 in the third quarter of 1999 for the additional write-off of IPR&D, bringing the total write-off for the nine months ended September 30, 1999 to $22.0 million. This additional third quarter write-off was based on the final valuation obtained from independent consultants who determined the amount of the IPR&D write-off by estimating the costs to develop the technology into commercially viable products, estimating cash flows resulting from the expected revenues generated by such products, and discounting the net cash flows back to their present value using a risk-adjusted discount rate.

Net interest expense was $5.2 million and $353,000 for the third quarters of 1999 and 1998, respectively, and $9.6 million and $746,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase in interest expense reflects interest on funds borrowed to finance the MVE acquisition. The interest rate increases negotiated with the Company's amended Credit Facility became effective August 24, 1999. At September 30, 1999, the Company had borrowings outstanding on its Credit Facility of $264.0 million and was in compliance with all of the related covenants.

In the second quarter of 1999, the Company recorded an extraordinary charge of $12.5 million, $7.8 million net of tax, related to the early extinguishment of the MVE 12.5 percent senior secured notes due 2002.

As a result of the foregoing, the Company reported a net loss of $8.9 million, or $.38 per share, for the third quarter of 1999 versus net income of $6.7 million, or $.28 per share, for the third quarter of 1998. The Company reported a net loss of $37.9 million, or $1.60 per share, for the nine months ended September 30, 1999 versus net income of $21.9 million, or $.89 per share, for the nine months ended September 30, 1998. Before non-recurring charges, the Company incurred a net loss of $185,000, or $.01 per share, for the third quarter of 1999, and generated net income of $3.4 million, or $.14 per share, for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the third quarter of 1999 was $3.8 million compared with $9.0 million for the third quarter of 1998. Cash used by operations for the nine months ended September 30, 1999 was $1.7 million compared with cash provided by operations of $21.5 million for the nine months ended September 30, 1998. The significant decreases in the third-quarter and nine months operating cash flow are due primarily to decreases in customer advances.

Capital expenditures for the third quarter of 1999 were $1.5 million compared with $765,000 for the corresponding quarter in 1998. Capital expenditures for the nine months ended September 30, 1999 were $4.6 million compared with $7.6 million for the nine months ended September 30, 1998.

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

On April 12, 1999, the Company completed its acquisition of MVE. Under the terms of the merger agreement, a wholly owned Chart subsidiary paid approximately $84.9 million in cash ($78.1 million net of cash acquired) to purchase all of MVE's common and preferred stock, and $150.1 million to pay off MVE's debt obligations and complete the tender offer and consent solicitation for the outstanding 12.5 percent senior secured notes due 2002 issued by MVE, Inc. In order to finance the acquisition, the Company negotiated the Credit Facility which provides for loans of up to $300 million. The Company paid approximately $6.5 million in fees to establish the Credit Facility.

As a result of the Company's second-quarter performance, the Company breached a financial covenant of the credit agreement related to the Credit Facility. On August 24, 1999, Chase Manhattan Bank, the Company's agent bank, waived such breach and amended the Credit Facility. The amendment provides for modified covenants based upon current performance levels, increased interest rates, and the suspension of quarterly dividend payments. The Company paid approximately $1.1 million to amend the Credit Facility.


ORDERS AND BACKLOG

The Company received $74.0 million of orders during the third quarter of 1999, compared with orders of $61.0 million in the second quarter of 1999. Chart's consolidated firm order backlog at September 30, 1999, was $69.6 million, compared with $79.6 million at June 30, 1999.

PS&E orders for the third quarter of 1999 totaled $6.7 million, compared with $8.8 million for the second quarter of 1999. Backlog at September 30, 1999, was $18.6 million, down from $31.7 million at June 30, 1999.

DS&A orders for the third quarter of 1999 totaled $60.0 million, compared with $46.7 million for the second quarter of 1999. Backlog at September 30, 1999, was $48.3 million versus $45.5 million at June 30, 1999. On a combined basis, MVE and Northcoast accounted for $40.3 million of the third quarter orders and $20.8 million of the September 30, 1999 backlog.

Special Products orders for the third quarter of 1999 totaled $7.3 million, compared with $5.5 million for the second quarter of 1999. Backlog at September 30, 1999, totaled $2.7 million, up from $2.4 million at June 30, 1999.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 Problem is the result of the inability of hardware, software and control systems to properly recognize and process two-digit references to specific years, beginning with the year 2000. The Year 2000 problem could result in system failures or miscalculations causing disruptions of the operations of the Company, its suppliers and its customers.

In 1997, the Company completed a preliminary assessment of its critical software systems and determined that all of these systems could be made compliant. In June 1998, the Company initiated a formal assessment plan for all non-critical software systems by identifying a lead person at each of its locations to be responsible for ensuring that the location will be compliant. The first phase of the formal assessment plan, which was completed in the third quarter of 1998, included an inventory of all information technology systems and control systems with embedded chip technology. Results of the inventory indicated that all information technology systems are or should be compliant by the year 2000, primarily because none of these systems involve internally developed software and compliant versions are readily available. The Company produces a limited number of products utilizing control systems with embedded chip technology, and has contacted the vendors who provide these embedded chips to determine compliance. Based upon the Company's review of systems using embedded chip technology within its existing facilities, the Company is reasonably sure that its facilities are materially year 2000 compliant. The Company believes that the third parties whose Year 2000 Problems pose the greatest risks for the Company include its banks that maintain depository accounts, its payroll processing company, its suppliers of the major materials used in production processes, its utility providers and its providers of freight services. The Company has communicated with these third parties to determine if they have an effective plan in place to address the Year 2000 Problem, and has received positive responses from the majority of these third parties. However, the Company provides no assurance that these third parties will be year 2000 compliant or that their noncompliance will not have a material adverse effect on the Company.

The Company estimates that it has spent less than $1 million to ensure that its information technology systems are compliant and does not have any additional planned expenditures for compliance. If additional expenditures are necessary, however, the Company expects cash flow from operations and available borrowings to be sufficient to fund these expenditures.

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

FORWARD-LOOKING STATEMENTS

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, business and market conditions; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) ability of the Company to identify, consummate and integrate the operations of suitable acquisition targets; (f) ability of the Company to manage its fixed-price contract exposure; (g) the Company's relations with its employees; (h) the extent of product liability claims asserted against the Company; (i) variability in the Company's operating results; (j) the ability of the Company to attract and retain key personnel; (k) the costs of compliance with environmental matters; and (l) the ability of the Company to protect its proprietary information; (m) disruption of the Company's business or operations resulting from the Year 2000 Problem; and (n) the ability of the Company to satisfy covenants under its Credit Facility.


Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

                  In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

                  The Company's primary interest rate risk exposure results from the Credit Facility's various floating rate pricing mechanisms. This interest rate exposure is managed by the use of multiple maturity dates. If interest rates were to increase 200 basis points (2%) from September 30, 1999 rates, and assuming no changes in debt from the September 30, 1999 levels, the additional annual expense would be approximately $5.3 million on a pre-tax basis.

                  The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound Sterling, the Czech Koruna, and the Euro. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk.

PART II.  OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

                  Limitations on the Payment of Dividends

                  Under the terms of Amendment No. 1, dated as of August 24, 1999, to the Credit Agreement, dated as of April 12, 1999, among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Lenders signatory thereto, The Chase Manhattan Bank, as Administrative Agent for the Lenders, and National City Bank, as Documentation Agent ("Amendment No. 1 to the Credit Agreement"), the Company may pay no cash dividends with respect to its capital stock until January 1, 2001. Amendment No. 1 to the Credit Agreement allows the Company, on or after January 1, 2001, to pay cash dividends with respect to its capital stock not exceeding $7,200,000 in any fiscal year, if at the time thereof and immediately after giving effect thereto there is no event of default under the Credit Facility.

                  Recent Sales of Unregistered Securities

                  On July 6, 1999, the Company issued 402 shares of its Common Stock, par value $.01 per share, to Fidelity Management Trust Company as trustee of the Company's Voluntary Deferred Compensation Plan in consideration of the amount of $3,814, which had been received by the Plan as a dividend on the shares of Common Stock held in the Plan. The transaction was exempt from registration under
                  Section 4(2) of the Securities Act of 1933, as amended.

Item 3.           Defaults Upon Senior Securities

                  Default and Waiver Under Credit Agreement

                  As a result of the Company's performance for the second-quarter of 1999, the Company breached certain financial covenants of, and defaulted under, the Credit Agreement, dated as of April 12, 1999, among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Lenders signatory thereto, and The Chase Manhattan Bank, as Administrative Agent for the Lenders. The Credit Agreement provides for loans to the Company of up to $300 million. The Company entered into Amendment No. 1 to the Credit Agreement as of August 24, 1999, under which the Lenders waived the default.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits.

                        See the Exhibit Index on page 22 of this Form 10-Q.

                  (b) Reports on Form 8-K.

                        During the quarter ended September 30, 1999, the Company filed a Current Report on Form 8-K dated August 31, 1999, to report it had entered into the amendment to its Credit Facility.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Chart Industries, Inc.
                               -----------------------------------
                                          (Registrant)



Date:  November 15, 1999       /s/Don A. Baines
       --------------------    --------------------------------------
                               Don A. Baines
                               Chief Financial Officer and Treasurer
                               (Duly Authorized and Principal Financial Officer)

                                  EXHIBIT INDEX

    Exhibit Number        Description of Document
    --------------        -----------------------
        10.1 Amendment No. 1, dated as of August 24, 1999, to the Credit Agreement, dated as of April 12, 1999, among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Lenders signatories thereto, The Chase Manhattan Bank, as Administrative Agent for the Lenders, and National City Bank, as Documentation Agent, which is incorporated by reference to Exhibit
                         10.1 of the Company's Current Report on Form 8-K, dated August 31, 1999.

          27             Financial Data Schedule