Form 10-K
period 1999-12-31
CHART INDUSTRIES INC
filed 2000-03-16
CIK 892553

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1999
                                  OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from to

                         Commission file number 1-11442
                            ------------------------
                             CHART INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                34-1712937
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                   Identification
                                                              No.)
5885 Landerbrook Dr. Suite 150, Cleveland, Ohio              44124
   (Address of principal executive offices)                (Zip Code)

         Registrant's telephone number, including area code: (440) 753-1490

            Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
                   TITLE EACH CLASS                        ON WHICH REGISTERED
                   ----------------                     -------------------------
                     Common stock                       New York Stock Exchange
               par value $.01 per share

          Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / / No / /

    As of February 15, 2000, the registrant had 23,932,387 shares of Common Stock outstanding. As of that date, the aggregate market value of the voting stock of the registrant held by non-affiliates was $65,556,991 (based upon the closing price of $4.125 per share of Common Stock on the New York Stock Exchange on February 15, 2000). For purposes of this calculation, the registrant deems the 8,039,783 shares of Common Stock held by all of its Directors and executive officers to be the shares of Common Stock held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 4, 2000 are incorporated by reference into Part III of this Form 10-K.

    Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1999.

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

    The Company's sales for the year ended December 31, 1999 reached $292.9 million, an increase of 27.7 percent over sales of $229.4 million in 1998. The Company's net loss in 1999 was $36.3 million compared with net income of $28.2 million in 1998. The 1999 net loss includes the effects of a reorganization of the Company which resulted from the April 12, 1999 acquisition of MVE Holdings, Inc. ("MVE"). Excluding non-recurring items resulting from this acquisition and reorganization, the Company had net income of $4.2 million. Including MVE's results on a pro forma basis as if acquired January 1, 1998, the Company's sales and net loss for 1999 would have been $337.8 million and $38.2 million, respectively.

    Management anticipates demand for the Company's products in the industrial gas market will increase over the next several years, driven principally by the Company's initiatives in supplying equipment to end-user markets, as well as global industrialization and heightened environmental standards that result in higher demand for high purity industrial gases, which are generally produced, stored and distributed in a cryogenic form. The recent mergers of several of the industrial gas producers have temporarily dampened this demand for new equipment. The pressures for increased efficiency in the industry, however, are expected to result in renewed demand for newer equipment and increased service of existing equipment, both from which the Company is positioned to benefit. In the hydrocarbon processing market, management expects strong domestic and international growth, stemming in part from increased global production. Oil producing countries are newly committed to capturing and marketing flared methane that previously was a waste product of the production process. This increased availability of economically priced hydrocarbon, which makes these products more desirable, will likely demand a new supply of equipment to liquefy and transport natural gases.

                                    BUSINESS

GENERAL

    The Company is a leading supplier of standard and custom-built industrial process equipment, primarily for cryogenic (low-temperature) applications. The Company has developed a particular expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 DEG. Kelvin/ -273 DEG. Centigrade/-459 DEG. Fahrenheit). The majority of the Company's products, including heat exchangers, cold boxes, vacuum-insulated containment vessels and other cryogenic components, are used in the processing, liquefaction, storage, transportation and use of gases and hydrocarbons.

SEGMENTS AND PRODUCTS

    The Company's operations are organized within three segments: Process Systems & Equipment, Distribution & Storage Equipment and Applied Technologies. Further information about these segments is found at Note L to the Company's financial statements included at Item 8 of this Annual Report on Form 10-K.

PROCESS SYSTEMS & EQUIPMENT SEGMENT ("PROCESS")

    The Company's principal products within the Process segment, which accounted for 28 percent of sales in 1999, are focused on the process equipment, primarily heat exchangers and coldboxes, used by the major industrial gas, natural gas and petrochemical companies in the production of their products.

HEAT EXCHANGERS

    The Company is the leading designer and manufacturer of cryogenic heat exchangers. Using technology pioneered by the Company, heat exchangers are incorporated into systems such as cold boxes to facilitate the progressive cooling and liquefaction of air or hydrocarbon mixtures for the subsequent recovery or purification of component gases. In the industrial gas market, heat exchangers are used to obtain high purity atmospheric gases, such as oxygen, nitrogen and argon, which have numerous diverse industrial applications. In hydrocarbon processing industries, heat exchangers allow producers to obtain purified hydrocarbon by-products, such as methane, ethane, propane and ethylene, which are commercially marketable for various industrial or residential uses. Heat exchangers are customized to the customer's order and range in price from approximately $30,000 for a relatively simple unit to as high as $10 million for a major project.

    Management anticipates the return of strong demand for its heat exchangers, resulting substantially from increased activity in the petrochemical and liquid natural gas segments of the hydrocarbon processing market. In particular, management believes that continuing efforts by less developed countries to make better use of previously flared methane and to broaden their industrial base present a promising source of demand for the Company's heat exchangers. Demand for heat exchangers in developed countries is expected to continue as firms upgrade their facilities for greater efficiency and regulatory compliance. To ensure adequate capacity for anticipated growth in demand for heat exchangers, the Company operates two facilities, the larger being in the United States with a smaller capacity facility in the United Kingdom.

    The Company's principal competitors for heat exchangers are Linde, Sumitomo, Kobe and Nordon. Management believes that the Company is the only producer of large brazed aluminum heat exchangers in the United States and, with the second facility in the United Kingdom, has the leading market share in the global heat exchanger market. Major customers for the Company's heat exchangers in the industrial gas market include Air Liquide, Air Products, BOC, MG Industries and Praxair. In the hydrocarbon processing market, major customers include BP AMOCO, ARCO, EXXON and contractors such as ABB Randall, Bechtel and M.W. Kellogg.

COLD BOXES

    The Company is a leading designer and fabricator of cold boxes. Cold boxes are highly engineered systems used to significantly reduce the temperature of gas mixtures to the point where component gases liquefy and can be separated and purified for further use in multiple industrial, scientific and commercial applications. In the industrial gas market, cold boxes are used to separate air into its major atmospheric components, including nitrogen, oxygen and argon, where the gases are used in a diverse range of applications such as the quick-freezing of food, wastewater treatment and industrial welding. In the hydrocarbon processing market, the Company's cold box systems are used in natural gas processing and in the petrochemical industry. The construction of a cold box generally consists of one or more heat exchangers and other equipment packaged in a "box" consisting of metal framing and a complex system of piping and valves. Cold boxes, which are designed and fabricated to order, sell in the price range of $500,000 to $10 million, with the majority of cold boxes priced between $1 million and $2 million.

    The Company has a number of competitors for fabrication of cold boxes, including E.S. Fox, Ivor J. Lee, McShane and NAPTech. Principal customers for the Company's cold boxes include Air Liquide, ABB Randall, BP AMOCO, Bechtel, Stone & Webster, MG Industries, M.W. Kellogg, ARCO and Praxair.

DISTRIBUTION & STORAGE EQUIPMENT SEGMENT ("DISTRIBUTION")

    Representing 36 percent of the Company's sales in 1999, the products supplied by the Distribution segment are driven primarily by the large installed base of users of cryogenic liquids. The Company's products span the entire spectrum for transportation, storage and handling of liquids and include the following:

CRYOGENIC STORAGE TANKS

    The Company is a leading supplier of cryogenic tanks ranging in size up to 100,000 gallons. Using sophisticated vacuum insulation systems placed between inner and outer tanks, these tanks are able to store and transport liquefied industrial gases and hydrocarbon gases at temperatures nearing absolute zero. The Company has experienced substantial growth in its storage tank sales as the demand for liquefied industrial gases and liquefied hydrocarbon gases has increased. Customers for the Company's cryogenic storage tanks include industrial gas producers, chemical producers, manufacturers of electrical components and businesses in the oil and natural gas industries. Prices for the Company's cryogenic storage tanks range from $5,000 to $500,000. Principal customers for the Company's cryogenic storage tanks are AGA, Air Liquide, Air Products, BOC and Praxair. The Company competes chiefly with Harsco for cryogenic storage tank customers.

LIQUID CYLINDERS

    The Company is a leading supplier of liquid cylinders ranging in size from 50 gallons up to 1,000 gallons. Liquid cylinders are used extensively in the packaged gas industry to allow smaller quantities of liquid to be easily delivered to the customers of the industrial gas distributors. Principal customers for the Company's liquid cylinders are AGA, Air Liquide, Air Products, BOC and Praxair. The Company competes chiefly with Harsco for liquid cylinder customers.

TRANSPORT EQUIPMENT

    The Company supplies numerous products used for transporting cryogenic liquids including railcars, intermodal containers and small truck-mounted units such as the Orca-TM- Micro-Bulk delivery system. The Orca-TM- Micro-Bulk delivery system has revolutionized traditional distribution by efficiently introducing on-site filling technology. A typical fill can take three minutes from the time the driver comes to a stop until the no-loss fill automatically terminates. The Orca system allows assets to be used more fully, reduces labor, eliminates empty-for-full exchange and significantly reduces distribution costs.

CRYOGENIC SERVICES

    The Company acquired a group of privately held companies, collectively known as Northcoast Cryogenics, in March 1999. This business now operates as the Company's Cryogenic Services Division. The Company offers seven locations to provide installation, service and maintenance of cryogenic products including storage tanks, liquid cylinders, cryogenic trailers, cryogenic pumps and vacuum-insulated pipe. The Company's national service network is unique in the industry, and the Company believes this network provides a significant competitive edge. The Company anticipates the demand for full service, national, qualified maintenance of cryogenic products and installations will increase.

APPLIED TECHNOLOGIES SEGMENT ("APPLICATIONS")

    The Applications segment, which accounted for 36 percent of the Company's sales in 1999, consists of various product lines built around the Company's core competencies in cryogenics but with a focus on the end users of the gases instead of the large producers and distributors. The Company's products in the Applications segment include the following:

BULK LIQUID CO(2) CONTAINERS

    This product line consists primarily of vacuum-insulated, bulk liquid
CO(2) containers used for beverage carbonation in restaurants, convenience stores and cinemas. The Company also manufactures and markets non-insulated bulk flavored syrup containers for side-by-side installation with its CO(2) systems. The Company's beverage systems are sold to food franchisers, soft drink companies and CO(2) distributors.

    The Company's primary competitors for its bulk liquid CO(2) beverage delivery systems are producers of high pressure gaseous CO(2) systems and sellers of bulk liquid CO(2) beverage systems. The Company believes that competition for bulk liquid CO(2) beverage systems is based primarily on service and price.

MEDICAL PRODUCTS

    The medical oxygen product lines include a limited range of medical respiratory products, including liquid oxygen systems, ambulatory oxygen systems and oxygen concentrators, all of which are used for the in-home supplemental oxygen treatment of patients with chronic obstructive pulmonary diseases, such as bronchitis, emphysema and asthma. The Company also manufactures and markets patient information systems, consisting of both electronic hardware and software, which allow its customers to monitor system performance and patient compliance.

    Individuals for whom supplemental oxygen is prescribed generally purchase or rent an oxygen system from a home healthcare provider or medical equipment dealer. The provider/dealer or physician usually selects which type of oxygen system to recommend to its customers: liquid oxygen systems, oxygen concentrators or high pressure oxygen cylinders. The three methods are currently believed to be therapeutically equivalent.

    The Company believes that competition for liquid oxygen systems is based primarily upon product performance, reliability, ease-of-service and price and focuses its marketing strategies on these considerations.

MAGNETIC RESONANCE IMAGING ("MRI") CRYOSTAT COMPONENTS

    The basis of the MRI technique is the magnetic properties of certain nuclei of the human body which can be detected, measured and converted into images for analysis. MRI equipment uses high-strength magnetic fields, applied radio waves and high-speed computers to obtain cross-sectional images of the body. The major components of the MRI assembly are a series of concentric thermal shields and a supercooled magnet immersed in a liquid helium vessel (a "cryostat") that maintains a constant, extremely low temperature (-452 DEG. Fahrenheit; 4 DEG. Kelvin) to achieve superconductivity. The Company manufactures large cryostats, various cryogenic interfaces, electrical feed-throughs and various other MRI components that are used to transfer power and/or cryogenic fluids from the exterior of the MRI unit to the various layers of the cryostat and superconducting magnet.

    The Company currently sells all of its MRI cryostats to General Electric Company ("GE") and is the exclusive supplier of GE's cryostats. GE is the leading worldwide manufacturer of MRI equipment.

BIOLOGICAL STORAGE SYSTEMS

    This product line consists of vacuum-insulated vessels used by the beef and dairy cattle breeding industry to transport frozen semen and embryos and vacuum-insulated vessels used by hospitals, medical laboratories and research facilities to transport and store human organs, tissue samples and other temperature-sensitive biological matter.

    These products are sold through laboratory product original equipment manufacturers ("OEMs"), laboratory product distributors, industrial gas distributors and breeding service providers. Many of these distributors provide a single source for many different types of products to hospitals, medical laboratories and research facilities.

    The Company's competitors for biological storage systems include only a few companies inside and outside the United States, including Harsco. Competition for biological storage systems is based primarily on product design, reliability and price. Alternatives to vacuum-insulated vessels include mechanical, electrically powered refrigeration for storage of biological matter.

LIQUID NATURAL GAS ("LNG") ALTERNATIVE FUEL SYSTEMS

    This product line consists of vacuum-insulated containers for LNG storage and fueling systems for centrally fueled fleets of vehicles powered by LNG, such as fleets operated by metropolitan transportation authorities, refuse haulers, railroads and utilities. Competition for LNG fueling and storage systems is based primarily on product design, customer support and service, dependability and price. Although there are alternatives to LNG fuel, the Company is not aware of any alternatives to vacuum-insulated containers for LNG fueling and storage systems.

NITROGEN INJECTION SYSTEMS

    This product line consists of injectors used by the bottling industry to give enhanced storage characteristics to non-carbonated beverages such as iced tea, water and juices.

VACUUM-INSULATED PIPE

    This product line specializes in the design and fabrication of custom cryogenic piping ("VIP") for liquid nitrogen, oxygen, argon, helium and hydrogen in pipe sizes ranging from 1/4" to 14". The configuration of VIP is built to order and is restricted only by shipping and installation constraints. Approximately 50 percent of VIP is supplied as fuel transfer piping to space launch facilities. Launch pad construction is at an all time high to service increased launch demand for satellites driven by growth in telecommunications, global positioning, scientific observation and defense applications. The Company provides unique design, production and installation capabilities. The Company's equipment is employed on every launch facility in North America. Competition for VIP is based on technology (foam vs. vacuum insulation), price and delivery lead times.

    The Company is developing new technologies for insulated piping that will expand applications for the Company's VIP. Python-TM- piping is sold as an alternative to modular foam insulated piping for thermally sensitive liquids, process fluids and beverage production. Large bore vacuum insulated piping is being developed for sale to LNG production and receiving terminals.

THERMAL VACUUM TEST CHAMBERS

    The Company designs and manufactures thermal vacuum systems marketed to a customer base that includes the aerospace industry, government agencies, universities and national research facilities. The Company is a leading domestic supplier of space simulation systems and other types of test chambers used to test satellites and electronic components. The Company also manufactures large vacuum chambers for telescope mirror aluminizing, a process in which aluminum is vaporized to coat the surface of a large telescope mirror to restore its reflectivity. Management believes that the Company, as a pioneer in the development of this technology, has supplied the majority of these systems worldwide. The Company's major competitors in the market for thermal vacuum products and systems for aerospace and research applications include Qualmark, Tenney Vacuum and Bemco.

    The Company's experience and technological advancements in the high-vacuum area resulted in its involvement, beginning in 1995 and concluding in December 1998, in equipping the Laser Interferometer Gravitational-Wave Observatory ("LIGO") project, a scientific research project sponsored by the National Science Foundation and jointly managed by the Massachusetts Institute of Technology and the California Institute of Technology. The observatories are dedicated to the detection and measurement of cosmic gravitational waves and the harnessing of these waves for scientific research. The Company supplied all of the required LIGO vacuum equipment, including vacuum chambers, large pipe spools, valves, vacuum pumps, controllers and modular clean rooms. Management believes that expertise in the field of high vacuum technology developed by the Company through its involvement in the LIGO project may have a number of new commercial applications.

CRYOGENIC AND NON-CRYOGENIC COMPONENTS

    The Company's line of cryogenic components, including high-pressure cryogenic pumps, valves and specialty components, are recognized in the market for their reliability, quality and performance. These products are sold to the Company's heat exchanger and cold box customers in the industrial gas and hydrocarbon processing industries, as well as to a diverse group of customers in those and other industries. The Company competes with a number of suppliers of cryogenic components, including Cryogenic Industries, CCI and Acme Cryogenics.

    The Company also produces small diameter stainless steel tubing for sale to distributors to satisfy their customers' requirements for quick delivery. The Company's manufacturing strategy is to focus on custom sizes and smaller production runs, which management believes gives the Company a competitive advantage in providing a superior quality product while meeting customer demands for dependable, fast delivery. With its production and marketing efforts directed principally to customers relying on prompt delivery, the Company is able to compete primarily on the basis of service rather than price. Numerous manufacturers of stainless steel tubing are able to compete with the Company in this market.

MARKET OVERVIEW

    The markets served by the Company's principal products are the industrial gas and hydrocarbon processing markets. Most of the Company's cryogenic products, including heat exchangers, cold boxes, cryogenic tanks and cryogenic components, serve both of these markets.

    Management believes that the global expansion of the industrial gas and hydrocarbon processing markets presents attractive opportunities for growth. To date, the sources of the Company's international business principally have been its large domestic-based customers who are aggressively expanding into international markets, and large foreign-based companies with significant U.S. operations. In 1999, approximately 34 percent of the Company's sales were destined for use at job sites outside the United States. To position the Company to take advantage of anticipated growth opportunities in the industrial gas and hydrocarbon processing markets abroad, management recently has concentrated its efforts on enhancing the Company's international presence by forming the Chart Europe Division. The mission of this division is to integrate the Company's European manufacturing ability with its marketing arm.

    The industrial gas market is the largest market served by the Company. The top world producers of industrial gases have been among the Company's largest customers for each of the last three years. Producers of industrial gases separate atmospheric air into its component gases using cryogenic processes. The resultant liquid gases are then stored and transported for ultimate use by a wide variety of customers in the petrochemical, electronics, glass, paper, metals, food, fertilizer, welding, enhanced oil recovery and medical industries. Industrial gas producers use heat exchangers and cold boxes to produce liquid gases. Cryogenic tanks and components, including pumps, valves and piping, are also used to store, transport and distribute liquid gases to end users.

    The hydrocarbon processing market consists of petrochemical and natural gas processors. Natural gas processing involves the separation and purification of natural gas for the production of liquid gas end products such as methane, ethane, propane and butane, and by-products such as helium, which have numerous commercial and industrial applications. In the petrochemical industry, cryogenic separation and purification processes are required to produce ethylene (the basic building block of plastics), propylene and numerous other primary hydrocarbons having industrial uses. Like the industrial gas market, the hydrocarbon processing market uses all of the categories of the Company's cryogenic products in the gas separation and purification processes and the subsequent storage and distribution of liquid gases. Major customers for the Company's products in the hydrocarbon processing markets are large multinational firms in the oil and gas industry, and large engineering and construction concerns.

    An additional subset of the industrial gas and hydrocarbon processing markets which the Company has begun to emphasize is the cryogenic products end user equipment market. This market is somewhat independent of the two large market drivers of industrial gases and hydrocarbon processing. While end user equipment may be related to these markets in that the products use industrial gases or hydrocarbons, the market drivers are not the same. Each of the Company's products in the Applications segment are driven largely by factors purely related to the end user market such as carbonated beverage consumption, medical respiratory disease frequency, new developments in MRI usage and a myriad of other demand drivers.

ENGINEERING AND PRODUCT DEVELOPMENT

    The Company's engineering and product development activities are focused on developing new and improved solutions and equipment for the end users of cryogenic equipment. The Company's engineering, technical and marketing employees actively assist customers in specifying their needs and in determining appropriate products to meet those needs. Portions of the Company's engineering expenditures typically are charged to customers, either as separate items or as components of product cost.

COMPETITION

    Management believes the Company can compete effectively around the world and that it is a leading competitor in its markets. Competition is based primarily on performance and the ability to provide the design, engineering and manufacturing capabilities required in a timely and cost-efficient manner. Contracts are usually awarded on a competitive bid basis. Quality, technical expertise and timeliness of delivery are the principal competitive factors within the industry. Price and terms of sale are also important competitive factors. Because reliable market share data is not available, it is difficult to estimate the Company's exact position in its markets, although the Company believes it ranks among the leaders in the markets it serves.

MARKETING

    The Company's principal operating units currently market products and services in North America primarily through 169 direct sales personnel, and supplement these direct sales through independent sales representatives and distributors. The technical and custom design nature of the Company's products requires a professional, highly trained sales force. While each salesperson is expected to develop a highly specialized knowledge of one product or group of products within a segment of the Company, each salesperson is now able to sell many products from different segments to a single market.

    The Company uses independent sales representatives to conduct its sales in certain foreign countries which the Company serves. These independent sales representatives supplement the Company's direct sales force in dealing with language and cultural matters. The Company's domestic and foreign independent sales representatives earn commissions on sales, which vary by product type.

ORDERS AND BACKLOG

    The Company considers orders to be those for which the Company has received a signed purchase order or other written contract from the customer. Such orders are included in backlog until recognized as revenue or cancelled. The table below sets forth orders and backlog by segment for the periods presented.

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
                                                    (DOLLARS IN THOUSANDS)
ORDERS
Process Systems & Equipment...................  $ 32,087   $ 82,404   $ 98,867
Distribution and Storage Equipment............    96,722     36,727     30,281
Applied Technologies..........................   112,528     53,004     50,942
                                                --------   --------   --------
  Total.......................................  $241,337   $172,135   $180,090
                                                ========   ========   ========
BACKLOG
Process Systems & Equipment...................  $  8,165   $ 63,688   $ 79,963
Distribution and Storage Equipment............    26,372     14,820     20,844
Applied Technologies..........................    25,891     17,615     26,674
                                                --------   --------   --------
  Total.......................................  $ 60,428   $ 96,123   $127,481
                                                ========   ========   ========

    The Company experienced a significant decline in orders from the Process segment in 1999. This decline was due to the prolonged downturn in new plant construction caused by industry consolidation, softness in the industrial gas market, and the Asian economic situation. Orders from the Distribution and Applications segments increased in 1999 primarily due to the inclusion of MVE, which was acquired by the Company in April 1999.

    All of the December 31, 1999 backlog is scheduled to be recognized as sales during 2000. The Company's backlog fluctuates from time to time, and the amounts set forth above are not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. The increased focus within the Company on the Distribution and Applications segments will generally reduce backlog, as products within these segments tend to have shorter lead times.

CUSTOMERS

    Ten customers accounted for 35 percent of consolidated sales in 1999. The Company's sales to particular customers fluctuate from period to period. In 1999, approximately 34 percent of sales were destined to be used in foreign countries. To reduce credit risk for both foreign and domestic sales, the Company requires customer advances, letters of credit and other similar guarantees of payment. For certain foreign customers the Company also purchases credit and political risk insurance. Management believes the Company's relationships with its customers are good.

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

RAW MATERIALS AND SUPPLIERS

    The Company manufactures most of the products it sells. The raw materials used in manufacturing include aluminum sheets, bars, plate and piping, stainless steel strip, heads, plate and piping, carbon steel heads and plate and 9 percent nickel steel heads and plate. Most raw materials are available from multiple sources of supply.

    Commodity metals used by the Company have experienced fluctuations in price. The Company has generally been able to recover the costs of price increases through its contracts with customers. The Company foresees no acute shortages of any raw materials which would have a material adverse effect on its operations.

EMPLOYEES

    As of December 31, 1999, the Company had approximately 1,641 domestic employees and 622 international employees, including approximately 775 salaried, 180 union hourly and 1,308 non-union hourly employees. The salaried employees included approximately 209 engineers and draft-persons and 566 other professional, technical and clerical personnel.

    The Company is a party to three collective bargaining agreements through its operating subsidiaries. The agreement with the International Association of Machinists and Aerospace Workers covering 88 employees at the Company's La Crosse, Wisconsin, heat exchanger facility expires February 3, 2001. The agreement with the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers covering 92 employees at the Company's Plaistow, New Hampshire, facility expires August 30, 2002. Employees at the Company's New Prague, Minnesota, facility agreed in early January 2000 to accept the Company's proposed contract with the United Steel Workers. Since the acquisition of each of its operating units, the Company has not had any work stoppages or strikes. The Company believes its employee relations are good.

ENVIRONMENTAL MATTERS

    The Company's operations involve and have involved the handling and use of substances, such as various cleaning fluids used to remove grease from metal, that are subject to federal, state and local environmental laws and regulations. These regulations impose limitations on the discharge of pollutants into the soil, air and water, and establish standards for their storage and disposal. The Company monitors and reviews its procedures and policies for compliance with environmental laws and regulations. The Company's management is familiar with these regulations, and supports an ongoing capital investment program to maintain the Company's adherence to required standards.

    As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for remediation of environmental conditions involving certain of its operating facilities. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site remediation efforts will not have a material adverse effect on the Company's financial position, liquidity, cash flows or results of operations. Expected future expenditures relating to these remediation efforts are expected to be made primarily within the next 48 months, as the necessary regulatory agency approvals of the Company's work plans are obtained. Although the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Except for its continuing remediative efforts described above, the Company believes that it is currently in substantial compliance with all known material and applicable environmental regulations.

FACILITIES

    The Company occupies 25 principal locations totaling approximately 1.9 million square feet, with the majority, approximately 1.8 million square feet, devoted to manufacturing, assembly and storage. Of these manufacturing facilities, approximately 1.4 million square feet are owned and 500,000 square feet are occupied under operating leases. The Company considers its manufacturing facilities sufficient to meet its current and planned operational needs. The Company leases approximately 11,400 square feet for its executive offices in Cleveland, Ohio.

The following table sets forth certain information about the Company's facilities:

LOCATION                                    SEGMENT           SQ. FT.    OWNERSHIP            USE
--------                             ----------------------   --------   ----------   --------------------
La Crosse, Wisconsin...............  Process                  134,000    Owned        Manufacturing
                                                               10,000    Owned        Office
                                                                5,000    Leased       Warehouse
Wolverhampton, England.............  Process                  133,500    Owned        Manufacturing
                                                                4,900    Owned        Office
Westborough, Massachusetts.........  Process                   51,900    Owned        Manufacturing
                                                               33,200    Owned        Office
                                                               10,000    Leased       Warehouse
New Iberia, Louisiana..............  Process                   62,400    Leased       Manufacturing
Plaistow, New Hampshire............  Distribution             154,000    Owned        Manufacturing
                                                               10,400    Owned        Office
Denver, Colorado...................  Distribution             108,900    Leased       Manufacturing
                                                               15,400    Leased       Office
                                                               87,200    Owned        Manufacturing
                                                               16,600    Owned        Office
Ottawa Lake, Michigan..............  Distribution              25,200    Leased       Manufacturing
Houston, Texas.....................  Distribution              22,000    Leased       Manufacturing
Holly Springs, Georgia.............  Distribution               6,000    Leased       Manufacturing
Phoenix, Arizona...................  Distribution               2,000    Leased       Manufacturing
Olathe, Kansas.....................  Distribution               3,200    Leased       Manufacturing
Allentown, Pennsylvania............  Distribution              13,100    Leased       Manufacturing
New Prague, Minnesota..............  Distribution             200,000    Owned        Manufacturing
                                                               15,000    Leased       Manufacturing
                                                                6,000    Owned        Manufacturing
                                                               16,000    Leased       Office
                                                                8,000    Owned        Manufacturing
Solingen, Germany..................  Distribution               2,600    Leased       Office/Warehouse
Decin, Czech Republic..............  Distribution             194,000    Owned        Manufacturing
Yennora, Australia.................  Distribution              80,000    Leased       Manufacturing
Zhangiajang, China.................  Distribution              30,000    Leased       Manufacturing
Columbus, Ohio.....................  Applications              46,200    Leased       Manufacturing
                                                                5,000    Leased       Warehouse
Costa Mesa, California.............  Applications              21,900    Leased       Manufacturing
Burnsville, Minnesota..............  Applications              91,000    Owned        Manufacturing/Office
Canton, Georgia....................  Applications             138,000    Owned        Manufacturing/Office
Lonsdale, Minnesota................  Applications              13,500    Leased       Manufacturing
Clarksville, Arkansas..............  Applications              82,500    Owned        Manufacturing
                                                                2,800    Owned        Office
Greenville, Pennsylvania...........  Applications               2,100    Leased       Office
Cleveland, Ohio....................  Corporate Headquarters    11,400    Leased       Office

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information as of December 31, 1999, regarding each of the Company's executive officers is set forth below:

NAME                                             AGE                          POSITION
----                                           --------   ------------------------------------------------
Arthur S. Holmes.............................     58      Chairman, Chief Executive Officer and a Director
James R. Sadowski............................     58      President and Chief Operating Officer
Don A. Baines................................     56      Chief Financial Officer, Treasurer and a
                                                            Director
John T. Romain...............................     35      Controller and Chief Accounting Officer

    ARTHUR S. HOLMES has been Chairman and Chief Executive Officer of the Company since its formation in June 1992, and was President until December 1993. He also has been President and the principal owner of Holmes Investment Services, Inc. ("HIS"), a management consulting firm, since 1989. Mr. Holmes served as President of ALTEC from 1985 through 1989. From 1978 through 1985, he served in a variety of managerial capacities for Koch Process Systems, Inc., the predecessor of Process Systems International, Inc. ("PSI"), most recently as Vice President-Manager of the Gas Processing Division.
Mr. Holmes is the co-inventor of the Company's patented Ryan/Holmes technology. See "Business--Patents and Trademarks". Mr. Holmes holds a BS and an MS in Chemical Engineering from the Pennsylvania State University and an MBA from Northeastern University.

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

    DON A. BAINES has been the Chief Financial Officer and Treasurer of the Company since its formation in June 1992. He also has served as Chief Financial Officer for HIS since 1989. From 1986 through 1989, Mr. Baines served as Vice President, Manager of Finance for ALTEC. From 1976 through 1985, Mr. Baines served in a variety of managerial capacities, most recently Controller, in the Process/Transport Division of the Trane Company, which included the predecessor of ALTEC. Mr. Baines is a Certified Public Accountant and holds a BBA in Accounting from St. Edward's University, Austin, Texas.

    JOHN T. ROMAIN has been the Controller and Chief Accounting Officer since May 1999 and has served as the Company's Controller since July 1993. Prior to joining the Company, Mr. Romain worked for Ernst & Young LLP in its Audit and Assurance practice. Mr. Romain is a Certified Public Accountant and holds a BA in Accounting and Computer Systems from Grove City College, Grove City, Pennsylvania.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    QUARTERLY STOCK PRICES AND DIVIDENDS

QUARTER
 1999       HIGH       LOW      DIVIDENDS
-------   --------   --------   ---------
 1st      $ 9.000    $ 6.375      $.050
 2nd       10.750      6.438       .050
 3rd        7.875      4.125
 4th        5.250      3.375

QUARTER
1998       HIGH       LOW       DIVIDENDS
-------   --------   --------   ---------
 1st      $19.958    $10.750      $.050
 2nd       23.292     14.417       .050
 3rd       15.938      6.063       .050
 4th        9.750      5.125       .050

LIMITATIONS ON THE PAYMENT OF DIVIDENDS

    Under the terms of the Company's amended Credit Agreement, the Company is prohibited from paying any cash dividends with respect to its capital stock until January 1, 2001. The Company will be permitted to pay cash dividends not exceeding $7.2 million in any fiscal year after January 1, 2001, only if at both the time of the payment of the dividend and immediately thereafter there is no event of default under the Credit Agreement.

RELATED STOCKHOLDER MATTERS

    Chart Industries Common Stock is traded on the New York Stock Exchange under the symbol "CTI". The information in the table above has been adjusted to reflect the three-for-two split of the Common Stock effected as a 50 percent share dividend in June 1998.

    Shareholders of record on January 31, 2000 numbered 2,091. The Company estimates that an additional 5,000 shareholders own stock held for their accounts at brokerage firms and financial institutions.

RECENT SALES OF UNREGISTERED SECURITIES

    On March 15, 1999, the Company acquired a group of privately held companies, collectively known as Northcoast Cryogenics, for approximately $2.3 million in cash and 102,010 shares of the Company's Common Stock with an aggregate value of $720,000. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
INCOME STATEMENT DATA:
Sales.....................................  $292,937   $229,423   $192,249   $148,400   $112,479
Gross profit..............................    77,381     77,657     61,240     45,002     30,775
Selling, general and administrative
  expense.................................    51,455     32,189     25,901     21,457     17,976
Goodwill amortization expense.............     3,670      1,313        305        288        132
Restructuring charge......................    11,982
Acquired in-process research and
  development.............................    22,010
Operating income (loss)...................   (11,736)    44,155     35,034     23,257     12,667
Gain on sale of product line..............     2,505
Net interest expense......................    15,854        901        350        623      1,858
Income tax expense........................     3,106     15,039     12,057      7,605      3,746
Minority interest.........................       280
Net income (loss) before extraordinary
  charge..................................   (28,471)    28,215     22,627     15,029      7,063
Extraordinary item, net of tax............    (7,809)
Net income (loss).........................   (36,280)    28,215     22,627     15,029      7,063
EARNINGS PER COMMON SHARE:
Net income (loss).........................  $  (1.53)  $   1.17   $   1.01   $    .67   $    .31
Net income (loss)--assuming dilution......  $  (1.53)  $   1.16   $    .99   $    .66   $    .31
OTHER FINANCIAL DATA:
Operating income before net interest
  expense, income taxes and depreciation
  and amortization........................  $  5,173   $ 51,181   $ 38,545   $ 25,965   $ 15,409
Depreciation and amortization.............    16,909      7,026      3,511      2,708      2,742
Dividends.................................     2,370      4,821      3,858      3,002      2,787
Dividends per share.......................  $    .10   $    .20   $    .17   $    .13   $    .12
BALANCE SHEET DATA:
Cash, cash equivalents and restricted
  cash....................................  $  2,314   $  2,169   $ 22,095   $  9,408   $    229
Working capital...........................    50,087     25,326     39,476     14,191     17,750
Total assets..............................   424,570    158,205    128,919     81,196     66,506
Total debt................................   278,672     11,325      4,468      4,830     14,573
Long-term debt, less current portion......   259,336     10,894      4,063      4,469     12,566
Shareholders' equity......................    55,512     93,154     76,457     28,096     18,433

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    In 1999, the Company experienced a 27.7 percent increase in sales and a
228.6 percent decrease in net income compared with the prior year. These changes can primarily be attributed to the acquisitions of MVE and Northcoast, the non-recurring items resulting from these acquisitions (primarily acquired in-process research and development expense and the extraordinary loss on the early extinguishment of debt), the subsequent reorganization of the Company and the continued weakness in the Process segment.

    The Process segment experienced a significant decline in new orders received due largely to industry consolidations, fixed asset rationalizations, softness in the industrial gas market and the Asian economic situation. New orders in this segment were $32.1 million compared with $82.4 million in 1998. The Distribution segment continued at a steady pace in 1999 and was helped by the MVE acquisition, as new orders in 1999 were $96.7 million compared with $36.7 in 1998. The Applications segment was significantly enhanced by the addition of MVE and strong MRI orders, growing from $53.0 million in orders for 1998 to $112.5 million in 1999. The significant decline in the Company's backlog was also due to the Process segment, which had backlog of $8.2 million at December 31, 1999. The Distribution and Applications segments had backlog of $26.4 million and $25.9 million, respectively, at December 31, 1999.

OPERATING RESULTS

    The following table sets forth the percentage relationship each line item in the Company's statements of operations represents to sales.

                                                                        YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1999          1998          1997
                                                                  --------      --------      --------
Sales.......................................................       100.0%        100.0%        100.0%
Cost of products sold.......................................        73.6          66.2          68.1
Gross profit................................................        26.4          33.8          31.9
Selling, general and administrative expense.................        17.6          14.0          13.5
Goodwill amortization expense...............................         1.2            .6            .1
Restructuring charge........................................         4.1
Acquired in-process research and development................         7.5
Operating income (loss).....................................        (4.0)         19.2          18.3
Gain on sale of product line................................          .8
Interest expense, net.......................................         5.4            .4            .2
Income taxes................................................         1.1           6.5           6.3
Net income (loss) before extraordinary item.................        (9.7)         12.3          11.8
Extraordinary item..........................................        (2.7)
Net income (loss)...........................................       (12.4)         12.3          11.8

SEGMENT INFORMATION

    The following table sets forth sales, gross profit and gross profit margin for the Company's three operating segments.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
SALES
Process Systems and Equipment...............................  $ 82,085   $124,609   $ 93,562
Distribution and Storage Equipment..........................   105,529     42,558     31,744
Applied Technologies........................................   105,323     62,256     66,943
                                                              --------   --------   --------
  Total.....................................................  $292,937   $229,423   $192,249
                                                              ========   ========   ========
GROSS PROFIT
Process Systems and Equipment...............................  $ 16,547   $ 47,273   $ 34,040
Distribution and Storage Equipment..........................    25,313     13,061      9,739
Applied Technologies........................................    35,521     17,323     17,461
                                                              --------   --------   --------
  Total.....................................................  $ 77,381   $ 77,657   $ 61,240
                                                              ========   ========   ========
GROSS PROFIT MARGIN
Process Systems and Equipment...............................      20.2%      37.9%      36.4%
Distribution and Storage Equipment..........................      24.0%      30.7%      30.7%
Applied Technologies........................................      33.7%      27.8%      26.1%
  Total.....................................................      26.4%      33.8%      31.9%

YEARS ENDED DECEMBER 31, 1999 AND 1998

    Sales for 1999 were $292.9 million versus $229.4 million for 1998, an increase of $63.5 million, or 27.7 percent. The acquisitions of MVE on April 12, 1999 and of Northcoast on March 15, 1999 contributed $123.1 million in incremental sales to the year, improving the sales of both the Distribution and Applications segments. Principally offsetting these incremental sales were declines in volume and price resulting in a $42.5 million reduction in Process segment sales, and a lower volume of vacuum equipment sales resulting in a $13.7 million reduction in Applications segment sales, compared with 1998.

    Gross profit for 1999 was $77.4 million versus $77.7 million for 1998. Gross profit in 1999 was reduced by $1.2 million for acquired profit in inventory related to the MVE acquisition and $936,000 for inventory related restructuring charges, both of which were included in cost of sales. Gross profit margin for 1999 was 26.4 percent versus 33.8 percent for 1998. The significant decline in gross profit margin occurred primarily in the Process segment, where gross profit margin declined approximately 18 percentage points. Pricing pressure in this segment was intense, as the market for Process equipment was very competitive due to industry consolidations, fixed asset rationalizations and the overall softness in the industrial gas market. In addition, under-utilization of capacity resulted in lower margin percentages. Gross profit margin in the Distribution segment declined approximately 7 percentage points due to lower prices on cryogenic storage tanks, while gross profit margin in the Applications segment increased approximately 6 percentage points, primarily due to favorable pricing on new product sales acquired with MVE.

    Selling, general and administrative ("SG&A") expense for 1999 was $51.5 million versus $32.2 million for 1998, an increase of $19.3 million, or
59.9 percent. Offsetting the $24.9 million additional SG&A costs incurred by MVE and Northcoast was approximately $5.6 million in overall restructuring savings and lower sales commissions. As a percentage of sales, SG&A expense was
17.6 percent for 1999, up from 14.0 percent for 1998. The increase as a percentage of sales largely reflects the lower sales base for the Process segment and the higher marketing costs inherent in the pursuit of the Applications segment.

    Goodwill amortization expense for 1999 was $3.7 million compared with $1.3 million for 1998. The increase is attributable to incremental amortization expense resulting from the MVE and Northcoast acquisitions, where the purchase prices exceeded the fair values of the net assets acquired.

    The Company recorded a net $12.9 million charge in 1999 to restructure its operations as a result of the MVE acquisition. The charge included a non-cash portion of $10.6 million to write-off impaired inventory, fixed assets and goodwill, and a cash portion of $3.1 million for severance and other costs related to closing a manufacturing facility. In the third quarter of 1999 the Company reduced the restructuring reserve by $803,000 for charges taken in the second quarter of 1999 related to certain fixed assets held for disposal that were subsequently determined to be useable. The Company terminated 188 employees in 1999 under this restructuring plan. The Company expects it will incur less than $500,000 in additional restructuring costs to complete its restructuring plan by the second quarter of 2000.

    In allocating the purchase price to the net assets acquired in the MVE acquisition, the Company assigned $22.0 million to in-process research and development ("IPR&D") projects, primarily MVE's Drywash-TM- technology, that had not reached technological feasibility and had no alternative future use. This amount was recognized as a non-cash expense with no tax benefit at the date of acquisition. The Company estimates that it will complete and recognize sales from these projects in 2000.

    The Company recorded a $2.5 million gain on the sale of its standard cryogenic systems product line on proceeds of $3.3 million in cash in the fourth quarter of 1999. This product line was sold so that the Company's Process Systems Division could focus on its core coldbox business.

    Net interest expense for 1999 was $15.9 million compared with $901,000 for 1998, reflecting interest on funds borrowed to finance the MVE acquisition.

    The effective income tax rate for 1999 was 12.4 percent compared with
34.8 percent for 1998. The change in the effective income tax rate is due to the loss incurred in 1999 offset by non-deductible IPR&D expense and goodwill amortization. Management has determined, based on the Company's history of prior earnings and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets.

    In the second quarter of 1999, the Company borrowed funds under its Credit Facility and retired prior to maturity certain debt assumed as part of the MVE acquisition with a fair value of $119.2 million. The debt extinguishment resulted in an extraordinary loss of $12.5 million, $7.8 million net of tax.

    As a result of the foregoing, the Company incurred a net loss of $36.3 million in 1999, compared with net income of $28.2 million in 1998.

YEARS ENDED DECEMBER 31, 1998 AND 1997

    Sales for 1998 were $229.4 million, an increase of $37.2 million or
19.3 percent over 1997. The largest increase in sales occurred in the Process segment, with 1998 sales exceeding 1997 sales by $31.0 million, of which $23.4 million was attributable to incremental sales of brazed aluminum heat exchangers by Chart Marston.

    Sales in the Distribution segment increased $10.8 million over the prior year, primarily on the strength of industrial gas equipment sales at Cryenco, which were up $8.2 million.

    Applications sales declined by $4.7 million in 1998. Much of the sales decline in this segment is the result of the winding down of the LIGO project, which was successfully completed in December 1998.

    Gross profit for 1998 increased $16.4 million or 26.8 percent from 1997 levels. The gross margin increased from 31.9 percent in 1997 to 33.8 percent in 1998. As in sales, a large portion of the improvement in both gross profit and in gross margin came from the Process segment. The most dramatic improvement came as a result of increased volume and price in the brazed aluminum heat exchanger market.

    Selling, general and administrative expense totaled $32.2 million for 1998, an increase of $6.3 million from 1997. The increase in SG&A expense is largely driven by the variable expenses of profit sharing, management incentive compensation and selling commissions, all of which are closely tied to profitability and sales levels. In addition, the acquisition of Chart Marston added $3.3 million of SG&A expense during the nine months its results were included in the Company's results. As a percentage of sales, SG&A expense increased from 13.5 percent in 1997 to 14.0 percent in 1998. The increase in SG&A expense as a percentage of sales in 1998 is partially caused by expenses related to merger and acquisition activity the Company engaged in throughout the year.

    Goodwill amortization expense was $1.3 million for 1998, an increase of $1.0 million from 1997. The increase was due to amortization of the goodwill created in the Chart Marston acquisition.

    Net interest expense increased to $901,000 during 1998 from $350,000 during 1997. The increase in interest expense is due to the increase in debt incurred in connection with the acquisition of Chart Marston.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used by operations in 1999 was $5.3 million compared with cash provided by operations of $30.9 million in 1998 and $22.7 million in 1997. The significant decrease in operating cash flow in 1999 was due primarily to the large decrease in operating income from the Process segment and decreases in customer advances. As orders recover in the Process segment and grow in the other segments, there could be large fluctuations in cash flows depending on negotiated payment terms with customers.

    Capital expenditures in 1999, 1998 and 1997 were $7.0 million, $10.0 million and $7.1 million, respectively. The Company's 1999 capital expenditures relate primarily to the Distribution segment, where new equipment was necessary as a result of the Company's reorganization plan. In 1998, the Company paid $3.5 million to acquire land and buildings used by its Cryenco facility. The 1997 capital expenditures relate primarily to the expansion of capacity at the Company's ALTEC facility, as well as general throughput enhancing expenditures at the Company's other operations. The Company expects future capital expenditures to be similar in magnitude to the prior years.

    On December 15, 1999, the Company acquired certain assets relating to a cryogenic repair business operated by Air Liquide America Corporation ("Air Liquide") for $1.0 million in cash and $2.6 million in rebate credits to be given to Air Liquide on future sales.

    On April 12, 1999, the Company acquired the common stock of MVE for approximately $9.2 million in cash ($2.2 million net of cash acquired) and redeemed the preferred stock of MVE for approximately $74.6 million. Finally, the Company paid approximately $156.1 million to retire MVE's existing debt obligations and complete the tender offer and consent solicitation for the
12.5 percent senior secured notes due 2002 issued by MVE, Inc., a subsidiary of MVE.

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

    In order to finance the acquisition of MVE, the Company negotiated a consolidated credit and revolving loan facility (the "Credit Facility") which provides for loans of up to $300 million. The Company paid approximately
$6.5 million in fees to establish the Credit Facility. The Credit Facility provides the agent bank with a secured interest in substantially all of the property, plant and equipment of the Company. The Company had borrowings of $265.2 million outstanding under the Credit Facility at December 31, 1999.

    As a result of the Company's second-quarter performance, the Company breached a financial covenant of the credit agreement related to the Credit Facility. On August 24, 1999, Chase Manhattan Bank, the Company's agent bank, waived such breach and amended the Credit Facility. The amendment provides for modified covenants based upon current performance levels, increased interest rates and the suspension of quarterly dividend payments. The Company paid approximately $1.2 million to amend the Credit Facility.

    The Company completed a stock offering on October 9, 1997. Of the 4,830,000 shares of Common Stock sold, 2,580,000 were offered by the Company and 2,250,000 were offered by certain stockholders. Consideration for the sale of all shares sold in the offering (excluding underwriter discounts and expenses) was $14.00 per share. The proceeds to the Company from the stock sale were used to repay the borrowings outstanding under the Company's credit facility in place at that time.

    In November 1996, the Board of Directors authorized a program to repurchase 2,250,000 shares of the Company's Common Stock. The amount and timing of share purchases will depend on market conditions, share price and other factors. The Company reserves the right to discontinue the repurchase program at any time. In 1999, 1998 and 1997, 104,000, 909,433 and 562,725 shares, respectively, were acquired under the program, leaving 344,667 shares available for repurchase under the program.

    The Company forecasts that cash generated by operations, borrowings under its Credit Facility, which extends through March 31, 2006, and access to capital markets will be sufficient to satisfy its working capital, capital expenditure and debt repayment requirements and to finance continued growth through acquisitions.

    Dividends totaling $2.4 million, or $.10 per share, $4.8 million, or $.20 per share, and $3.9 million, or $.17 per share, were paid during 1999, 1998 and 1997, respectively. Any future declarations of dividends are subject to approval by the Company's agent bank and are then at the sole discretion of the Company's Board of Directors. No assurance can be given as to whether dividends may be declared in the future, and if declared, the amount and timing of such dividends.

IMPACT OF YEAR 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems. As a result such efforts, the Company has not experienced significant disruptions in mission critical information technology and non-information technology systems to date and believes those systems successfully responded to the Year 2000 date change. The Company expensed less than $1 million in connection with remediating its systems. The Company is not currently aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are promptly addressed.

ADOPTION OF THE EURO

    Based upon a preliminary evaluation, the Company's management believes that the adoption of the Euro by the European Economic Community will not have a material impact on the Company's international operations. The Company's international operations conduct the majority of their business in a single currency with minimal price variations between countries.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of business, the Company's operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

    The Company's primary interest rate risk exposure results from the Credit Facility's various floating rate pricing mechanisms. This interest rate exposure is managed by the use of multiple maturity dates and certain interest rate derivative contracts. If interest rates were to increase 200 basis points (2%) from December 31, 1999 rates, and assuming no changes in debt from the December 31, 1999 levels, the additional annual expense would be approximately $4.1 million on a pre-tax basis.

    The Company has assets, liabilities and cash flows in foreign currencies, primarily the British Pound Sterling, the Czech Koruna and the Euro, creating foreign exchange risk. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk.

FORWARD-LOOKING STATEMENTS

    The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, business and market conditions; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) ability of the Company to identify, consummate and integrate the operations of suitable acquisition targets; (f) ability of the Company to manage its fixed-price contract exposure; (g) the Company's ability to pass on increases in raw material prices; (h) the Company's relations with its employees; (i) the extent of product liability claims asserted against the Company; (j) variability in the Company's operating results; (k) the ability of the Company to attract and retain key personnel; (l) the costs of compliance with environmental matters;
(m) the ability of the Company to protect its proprietary information; and
(n) the ability of the Company to satisfy covenants under its Credit Facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Chart Industries, Inc.

    We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Cleveland, Ohio
February 7, 2000

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999            1998
                                                              ----------      ----------
                                                                (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................   $  2,314        $  2,169
  Accounts receivable, net of allowances of $1,857 and
    $775....................................................     60,236          37,336
  Inventories, net..........................................     50,578          29,803
  Unbilled contract revenue.................................      8,582           2,911
  Deferred income taxes.....................................     16,411           1,845
  Prepaid expenses and other current assets.................      5,229           2,047
                                                               --------        --------
TOTAL CURRENT ASSETS........................................    143,350          76,111
Property, plant and equipment, net..........................     74,757          40,536
Goodwill, net of amortization of $4,722 and $1,422..........    177,228          31,568
Other assets, net...........................................     29,235           9,990
                                                               --------        --------
TOTAL ASSETS................................................   $424,570        $158,205
                                                               ========        ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................   $ 25,102        $ 11,540
  Customer advances.........................................      2,765          13,011
  Billings in excess of contract revenue....................        296           2,194
  Accrued salaries, wages and benefits......................     13,106          10,357
  Warranty reserves.........................................      8,255           4,374
  Other current liabilities.................................     24,403           8,878
  Current portion of long-term debt.........................     19,336             431
                                                               --------        --------
TOTAL CURRENT LIABILITIES...................................     93,263          50,785
Revolving Credit Facility...................................     18,000           7,250
Other long-term debt........................................    241,336           3,644
Other long-term liabilities.................................     16,459           3,372

SHAREHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, none issued or outstanding
Common stock, par value $.01 per share--30,000,000 shares
  authorized, 24,423,927 and 24,321,917 shares issued at
  December 31, 1999 and 1998, respectively..................        244             243
Additional paid-in capital..................................     43,219          43,367
Retained earnings...........................................     17,702          56,352
Accumulated other comprehensive income......................       (661)           (358)
Treasury stock, at cost, 606,725 and 755,516 shares at
  December 31, 1999 and 1998, respectively..................     (4,992)         (6,450)
                                                               --------        --------
                                                                 55,512          93,154
                                                               --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................   $424,570        $158,205
                                                               ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                              (DOLLARS AND SHARES IN THOUSANDS,
                                                                  EXCEPT PER SHARE AMOUNTS)
Sales.......................................................  $292,937    $229,423    $192,249
Cost of products sold:
  Cost of sales.............................................   213,458     151,766     131,009
  Acquired profit in inventory..............................     1,162
  Restructuring charge......................................       936
                                                              --------    --------    --------
                                                               215,556     151,766     131,009
                                                              --------    --------    --------
Gross profit................................................    77,381      77,657      61,240

Selling, general and administrative expense.................    51,455      32,189      25,901
Goodwill amortization expense...............................     3,670       1,313         305
Restructuring charge........................................    11,982
Acquired in-process research and development................    22,010
                                                              --------    --------    --------
                                                                89,117      33,502      26,206
                                                              --------    --------    --------
Operating income (loss).....................................   (11,736)     44,155      35,034

Other income (expense):
  Gain on sale of product line..............................     2,505
  Interest expense--net.....................................   (15,854)       (901)       (350)
                                                              --------    --------    --------
                                                               (13,349)       (901)       (350)
                                                              --------    --------    --------
Income (loss) before income taxes, minority interest and
  extraordinary item........................................   (25,085)     43,254      34,684
Income tax expense (benefit):
  Current...................................................     4,325      14,096      12,874
  Deferred..................................................   ( 1,219)        943        (817)
                                                              --------    --------    --------
                                                                 3,106      15,039      12,057
                                                              --------    --------    --------
Income (loss) before minority interest and extraordinary
  item......................................................   (28,191)     28,215      22,627
Minority interest...........................................      (280)
                                                              --------    --------    --------
Income (loss) before extraordinary item.....................   (28,471)     28,215      22,627
Extraordinary loss on early extinguishment of debt, net of
  taxes of $4.7 million.....................................    (7,809)
                                                              --------    --------    --------
Net income (loss)...........................................  $(36,280)   $ 28,215    $ 22,627
                                                              ========    ========    ========
Net income (loss) per common share:
Income (loss) before extraordinary item.....................  $  (1.20)   $   1.17    $   1.01
Extraordinary item..........................................     ( .33)
                                                              --------    --------    --------
Net income (loss) per common share..........................  $  (1.53)   $   1.17    $   1.01
                                                              ========    ========    ========
Net income (loss) per common share--assuming dilution:
Income (loss) before extraordinary item.....................  $  (1.20)   $   1.16    $    .99
Extraordinary item..........................................     ( .33)
                                                              --------    --------    --------
Net income (loss) per common share--assuming dilution.......  $  (1.53)   $   1.16    $    .99
                                                              ========    ========    ========
Shares used in per share calculations.......................    23,660      24,084      22,336
                                                              ========    ========    ========
Shares used in per share calculations--assuming dilution....    23,660      24,426      22,860
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                       ACCUMULATED
                                                              ADDITIONAL                  OTHER                       TOTAL
                                       SHARES       COMMON     PAID-IN     RETAINED   COMPREHENSIVE    TREASURY   SHAREHOLDERS'
                                     OUTSTANDING    STOCK      CAPITAL     EARNINGS   INCOME (LOSS)     STOCK        EQUITY
                                     -----------   --------   ----------   --------   --------------   --------   -------------
                                                    (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at January 1, 1997.........     9,841        $102      $18,118     $14,321                     $(4,445)     $ 28,096

  Net income.......................                                         22,627                                    22,627
  Dividends ($.17 per share).......                                         (3,858)                                   (3,858)
  Treasury stock acquisitions......      (252)                                                          (5,646)       (5,646)
  Stock options, net of tax
    benefit........................        39           1          469                                                   470
  Conversion of Cryenco warrants...                                436                                                   436
  Three for two stock split........     4,809          51                      (51)
  Contribution of stock to employee
    benefit plans..................        31                      571                                      95           666
  Stock offering...................     1,720          17       33,649                                                33,666
  Retirement of treasury shares....                    (9)      (9,987)                                  9,996
                                       ------        ----      -------     --------       -----        -------      --------
Balance at December 31, 1997.......    16,188         162       43,256      33,039                                    76,457

  Net income.......................                                         28,215                                    28,215
  Other comprehensive income, net
    of tax:
    Foreign currency translation
      adjustments..................                                                       $(358)                        (358)
                                                                                                                    --------
  Comprehensive income.............                                                                                   27,857
  Dividends ($.20 per share).......                                         (4,821)                                   (4,821)
  Treasury stock acquisitions......      (844)                                                          (8,278)       (8,278)
  Stock options, net of tax
    benefit........................        65                       77                                     706           783
  Three for two stock split........     8,071          81                      (81)
  Contribution of stock to employee
    benefit plans..................        86                      (77)                                  1,122         1,045
  Other............................                                111                                                   111
                                       ------        ----      -------     --------       -----        -------      --------
Balance at December 31, 1998           23,566         243       43,367      56,352         (358)        (6,450)       93,154

  Net income.......................                                        (36,280)                                  (36,280)
  Other comprehensive income, net
    of tax:
    Foreign currency translation
      adjustments..................                                                        (303)                        (303)
                                                                                                                    --------
  Comprehensive income (loss)......                                                                                  (36,583)
  Dividends ($.10 per share).......                                         (2,370)                                   (2,370)
  Treasury stock acquisitions......      (104)                                                            (728)         (728)
  Stock options, net of tax
    benefit........................         4                      (23)                                     31             8
  Contribution of stock to employee
    benefit plans..................       249                     (847)                                  2,155         1,308
  Other............................       102           1          722                                                   723
                                       ------        ----      -------     --------       -----        -------      --------
Balance at December 31, 1999.......    23,817        $244      $43,219     $17,702        $(661)       $(4,992)     $ 55,512
                                       ======        ====      =======     ========       =====        =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................  $ (36,280)  $ 28,215   $ 22,627
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Loss on early extinguishment of debt....................     12,459
    Acquired in-process research and development............     22,010
    Acquired inventory profit...............................      1,162
    Restructuring charge....................................      9,790
    Gain on sale of product line............................     (2,505)
    Depreciation and amortization...........................     16,909      7,026      3,511
    Minority interest.......................................        280
    Deferred income taxes...................................     (5,449)       943       (817)
    Contribution of stock to employee benefit plans.........      1,308      1,045        666
    Increase (decrease) in cash resulting from changes in
      operating assets and liabilities:
      Accounts receivable...................................       (462)     3,807       (323)
      Inventory and other current assets....................      1,618     (2,895)       126
      Accounts payable and other current liabilities........    (14,110)    (1,666)     4,325
      Billings in excess of contract revenue and customer
        advances............................................    (12,012)    (5,541)    (7,402)
                                                              ---------   --------   --------
  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.......     (5,282)    30,934     22,713
INVESTING ACTIVITIES
  Capital expenditures......................................     (7,047)   (10,006)    (7,140)
  Acquisition of MVE, net of cash acquired..................     (2,225)
  Redemption of MVE preferred stock.........................    (74,642)
  Acquisition of Northcoast Cryogenics, net of cash
    acquired................................................     (2,185)
  Acquisition of Chart Marston..............................               (35,324)
  Acquisition of Cryenco, net of cash acquired..............                          (20,128)
  Proceeds from sale of product line........................      3,300
  Other investing activities................................        605         60        195
                                                              ---------   --------   --------
  NET CASH USED IN INVESTING ACTIVITIES.....................    (82,194)   (45,270)   (27,073)
FINANCING ACTIVITIES
  Borrowings on revolving credit facilities.................     96,305     43,594     48,000
  Repayments on revolving credit facilities.................    (87,082)   (36,357)   (54,750)
  Borrowings for acquisition of MVE.........................    250,000
  Principal payments on long-term debt......................   (148,957)      (405)      (835)
  Premiums on repurchase of long-term debt..................    (12,459)
  Deferred financing costs..................................     (7,698)
  Purchases of treasury stock...............................       (728)    (8,278)    (5,646)
  Stock offering............................................                           33,666
  Stock options exercised...................................          8        783        470
  Dividends paid to shareholders............................     (2,370)    (4,821)    (3,858)
                                                              ---------   --------   --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......     87,019     (5,484)    17,047
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........       (457)   (19,820)    12,687
Effect of exchange rate changes on cash.....................        602       (106)
Cash and cash equivalents at beginning of year..............      2,169     22,095      9,408
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   2,314   $  2,169   $ 22,095
                                                              =========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--NATURE OF OPERATIONS

    The Company is involved in the engineering and manufacturing of industrial equipment and systems for the cryogenic and process industries and various research applications. The Company's operations are primarily located in the United States. Substantially all of the Company's sales and trade accounts receivable are related to the industrial gas, hydrocarbon and chemical processing and power generation industries. To reduce credit risk for both foreign and domestic sales the Company requires customer advances, letters of credit and other such guarantees of payment. For certain foreign customers the Company also purchases credit and political risk insurance.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Certain items in prior year financial statements have been reclassified to conform to current year presentation.

    USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The December 31, 1999 balance includes money market investments and cash.

    FINANCIAL INSTRUMENTS: The fair values of cash equivalents, accounts receivable and short-term bank debt approximate their carrying amount because of the short maturity of these instruments. The fair value of long-term debt is estimated based on the present value of the underlying cash flows discounted at the Company's estimated borrowing rate. At December 31, 1999 and 1998, the fair value of the Company's long-term debt approximated its carrying value.

    The Company has entered into interest rate derivative contracts with two of its banks to hedge interest rate exposure. These contracts have a notional value of $125 million and amortize following the Company's amortization schedule for its term borrowings under the Credit Facility. These agreements are generally described as collars and result in putting a cap on the base LIBOR interest rate at approximately 7.0 percent and a floor at approximately 5.0 percent for approximately half the Company's floating rate term debt. The fair value of these contracts at December 31, 1999 is not significant.

    INVENTORIES: Inventories are stated at the lower of cost or market with cost being determined by both the last-in, first-out ("LIFO") method (approximately 16 percent and 51 percent of total inventory at December 31, 1999 and 1998, respectively), and the first-in, first-out ("FIFO") method. The components of inventory are as follows:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1999          1998
                                                           --------      --------
                                                           (DOLLARS IN THOUSANDS)
Raw materials and supplies...............................  $27,256       $14,785
Work in process..........................................   14,022        13,955
Finished goods...........................................    9,595         1,273
LIFO reserve.............................................     (295)         (210)
                                                           -------       -------
                                                           $50,578       $29,803
                                                           =======       =======

    PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated on the basis of cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, whereas major betterments are capitalized. The cost of applicable assets is depreciated over their estimated useful lives. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense was $10,781,000, $5,629,000 and $3,135,000 in 1999, 1998 and 1997, respectively.
The following table shows original costs and the estimated useful lives by classification of assets:

                                                                   DECEMBER 31,
                                                              ----------------------
CLASSIFICATION                       EXPECTED USEFUL LIFE       1999          1998
--------------                      -----------------------   --------      --------
                                                              (DOLLARS IN THOUSANDS)
Land and buildings................   20-35 years (buildings)  $ 40,524      $20,986
Machinery and equipment...........               3-12 years     52,528       34,993
Furniture and fixtures............                3-5 years      6,432        4,665
Construction in process...........                                 540        1,094
                                                              --------      -------
                                                               100,024       61,738
Less accumulated depreciation.....                              25,267       21,202
                                                              --------      -------
Total property, plant and
  equipment, net..................                            $ 74,757      $40,536
                                                              ========      =======

    Property, plant and equipment and intangible assets are periodically evaluated for impairment. The Company assesses impairment for each of its operating units by measuring future cash flows against the carrying value of these long-lived assets. If the future undiscounted cash flows are less than the carrying value of the assets, an impairment reserve is recorded in the period identified. Measurement of impairment is based upon discounted cash flows, asset appraisals or market values of similar assets.

    GOODWILL AND OTHER INTANGIBLE ASSETS: All intangible assets are carried at cost less applicable amortization. Goodwill represents the excess of purchase price over the fair value of net assets acquired in purchase business combinations. Goodwill is amortized using the straight-line method over the periods of expected benefit, but not in excess of 40 years. Total amortization expense of all intangibles was $6,128,000, $1,397,000 and $376,000 in 1999, 1998
and 1997, respectively. Accumulated amortization for all intangibles was $7,853,000 and $2,142,000 at December 31, 1999 and 1998, respectively.

    REVENUE RECOGNITION: For the majority of the Company's products, revenue is recognized when products are shipped. For certain product lines, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. Earned revenue on contracts in process totaled $27.2 million through December 31, 1999. Timing of amounts billed on contracts varies from contract to contract causing high variation in working capital needs. Amounts billed on percentage of completion contracts in process total $23.2 million at December 31, 1999. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known.

    RESEARCH AND DEVELOPMENT COSTS: With the acquisition of MVE and the highly technical products manufactured in the Company's applied technologies segment, the Company incurred research and development costs of $3,469,000 in 1999. These costs are expensed as incurred.

    DEFERRED INCOME TAXES: The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial reporting and the consolidated tax return in accordance with the liability method.

    EARNINGS PER SHARE: The following table sets forth the computation of basic and diluted earnings per share:

                                                              YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1999        1998        1997
                                                          ---------   ---------   ---------
                                                          (DOLLARS AND SHARES IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Income (loss) before extraordinary item.................  $(28,471)    $28,215     $22,627
Extraordinary loss......................................    (7,809)
                                                          --------     -------     -------
Net income (loss).......................................  $(36,280)    $28,215     $22,627
                                                          ========     =======     =======
Weighted-average common shares..........................    23,660      24,084      22,336
Effect of dilutive securities:
  Employee stock options and warrants...................                   342         524
                                                          --------     -------     -------
Dilutive potential common shares........................    23,660      24,426      22,860
                                                          ========     =======     =======
Net income (loss) per common share:
  Income (loss) before extraordinary item...............  $  (1.20)    $  1.17     $  1.01
  Extraordinary item....................................      (.33)
                                                          --------     -------     -------
  Net income (loss) per common share....................  $  (1.53)    $  1.17     $  1.01
                                                          ========     =======     =======
Net income (loss) per common share -- assuming dilution:
  Income (loss) before extraordinary item...............  $  (1.20)    $  1.16     $   .99
  Extraordinary item....................................      (.33)
                                                          --------     -------     -------
  Net income (loss) per common share--assuming
    dilution............................................  $  (1.53)    $  1.16     $   .99
                                                          ========     =======     =======

    FOREIGN CURRENCY TRANSLATION: The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of shareholders' equity. Gains or losses resulting from foreign currency transactions are charged to income as incurred.

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

    RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," which is required to be adopted beginning in the year 2001. Because of the Company's minimal use of derivatives, the adoption of Statement 133 is not expected to have a material impact on the earnings or the financial position of the Company.

NOTE C--BALANCE SHEET COMPONENTS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Other assets, net:
  Deferred financing costs, net.............................  $ 6,919
  Existing technologies, net................................    6,736
  Patents, trademarks and intellectual property, net........    7,053        $7,844
  Deferred income taxes.....................................    3,464
  Other.....................................................    5,063         2,146
                                                              -------        ------
                                                              $29,235        $9,990
                                                              =======        ======
Other current liabilities:
  Accrued interest..........................................  $ 4,532        $   10
  Accrued income taxes......................................    2,240         2,031
  Accrued rebates...........................................    3,502
  Accrued restructuring.....................................    1,338
  Accrued other.............................................   12,791         6,837
                                                              -------        ------
                                                              $24,403        $8,878
                                                              =======        ======
Other long-term liabilities:
  Deferred income taxes.....................................  $ 6,271        $1,198
  Accrued environmental.....................................    3,374         1,953
  Accrued pension cost......................................    5,634           221
  Minority interest.........................................      940
  Other.....................................................      240
                                                              -------        ------
                                                              $16,459        $3,372
                                                              =======        ======

NOTE D--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

    The following table shows the components of the Company's long-term borrowings at December 31, 1999 and 1998, respectively.

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Term loan A, due March 2005, quarterly principal payments,
  average interest rate of 8.63% at December 31, 1999.......   $122,500
Term loan B, due March 2006, quarterly principal payments,
  average interest rate of 9.19% at December 31, 1999.......    124,688
Revolving Credit Facility, due March 2005, average interest
  rate of 9.02% at December 31, 1999........................     18,000      $ 7,250
Industrial Development Revenue Bonds, due June 2011,
  semi-annual principal payments, interest at variable rates
  from 2% to 9%.............................................      2,860
Revolving foreign credit facility...........................      2,932
Several notes payable with varying principal and interest
  payments..................................................      7,692        4,075
                                                               --------      -------
Total long-term debt........................................    278,672       11,325
Less: current maturities....................................     19,336          431
                                                               --------      -------
Long-term debt, net of current maturities...................   $259,336      $10,894
                                                               ========      =======

    In order to finance the acquisition of MVE, the Company negotiated a consolidated credit and revolving loan facility (the "Credit Facility") which provides for loans of up to $300 million, of which $50 million may be available for revolving credit and the issuance of letters of credit. The Company paid approximately $6.5 million in fees to establish the Credit Facility. The Credit Facility provides the bank with a secured interest in substantially all of the property, plant and equipment of the Company.

    Under the terms of the Credit Facility, term loans and revolving credit bear interest, at the Company's option, at rates equal to the prime rate (8.50 percent at December 31, 1999) or LIBOR plus incremental margins. The incremental margins vary based on the Company's financial position and currently range from 1 percent to 3 percent. The Company is also required to pay a commitment fee of
 .5 percent per annum on the unused amount of the revolving portion of the Credit Facility. The Company has letters of credit outstanding and bank guarantees totaling $8.6 million supported by the Credit Facility.

    The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio and minimum fixed charge coverage ratio. As a result of the Company's second-quarter performance, the Company breached a financial covenant of the credit agreement related to the Credit Facility. On August 24, 1999, Chase Manhattan Bank, the Company's agent bank, waived such breach and amended the Credit Facility. The amendment provides for modified covenants based upon current performance levels, increased interest rates and the suspension of quarterly dividend payments. The Company paid approximately $1.2 million to amend the Credit Facility. As of December 31, 1999, the Company was in compliance with all covenants and conditions of the Credit Facility.

    The scheduled annual maturities of long-term debt at December 31, 1999, are as follows:

YEAR                                                               AMOUNT
----                                                       ----------------------
                                                           (DOLLARS IN THOUSANDS)
2000.....................................................         $ 19,336
2001.....................................................           20,073
2002.....................................................           26,209
2003.....................................................           31,168
2004.....................................................           36,039
Thereafter...............................................          145,847
                                                                  --------
                                                                  $278,672
                                                                  ========

    Interest paid was $11,332,000, $1,561,000 and $709,000 in 1999, 1998 and
1997 respectively.

NOTE E--ACQUISITIONS

    The following acquisitions were accounted for using the purchase method of accounting and, accordingly, the related purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. Results of operations for these acquisitions have been included in the consolidated results of operations since the date of acquisition. The purchase price allocations reflected in these financial statements are preliminary and may be adjusted as the estimated fair value of the assets acquired and liabilities assumed are finalized.

    On December 15, 1999, the Company acquired certain assets relating to a cryogenic repair business previously operated by Air Liquide for $1.0 million in cash and $2.6 million in rebate credits to be given to Air Liquide on future sales.

    On April 12, 1999, the Company acquired the common stock of MVE
Holdings, Inc. ("MVE") for approximately $9.2 million in cash ($2.2 million net of cash acquired) and redeemed the preferred stock of MVE for approximately $74.6 million. Finally, the Company paid approximately $156.1 million to retire MVE's existing debt obligations and complete the tender offer and consent solicitation for the 12.5 percent senior secured notes due 2002 issued by MVE, Inc., a subsidiary of MVE. In allocating the purchase price, $173.5 million was allocated to net liabilities assumed, including minority interests in certain consolidated subsidiaries of MVE, $22.0 million was allocated to in-process research and development ("IPR&D") projects that had not reached technological feasibility and had no alternative future use, $7.7 million was allocated to identifiable intangible assets which are being amortized over five years, and $153.0 million was allocated to goodwill, which is being amortized over 40 years. The amount allocated to IPR&D was determined by independent consultants who estimated the costs to develop the technology into commercially viable products, estimated cash flows resulting from the expected revenues generated from such products and discounted the net cash flows back to their present value using a risk-adjusted discount rate. This amount was recognized as a non-cash expense without tax benefit at the date of acquisition.

    On March 15, 1999, the Company acquired a group of privately held companies, collectively known as Northcoast Cryogenics, for approximately $2.3 million in cash ($2.2 million net of cash acquired) and $720,000 in Chart Common Stock. Additional contingent consideration will be issued in an amount equal to three percent of the net sales of Northcoast Cryogenics, as defined in the purchase agreement, with respect to each fiscal year or partial fiscal year during the three-year period beginning March 15, 1999, subject to possible extension for one additional year. In allocating the purchase price, $373,000 was allocated to net assets acquired and $2.7 million was allocated to goodwill, which is being amortized over 15 years.

    On March 27, 1998, the Company, through its wholly-owned subsidiary Chart Marston, acquired the net assets of the industrial heat exchanger division of IMI Marston Limited, a wholly-owned subsidiary of IMI plc, for 21 million Pounds Sterling (approximately U.S. $35.3 million). The Company borrowed 11 million Pounds Sterling (approximately U.S. $18.5 million) to fund the acquisition. In allocating the purchase price, $15.9 million was allocated to goodwill, which is being amortized over 40 years.

    On July 31, 1997, the Company acquired all of the shares outstanding of Cryenco, a Denver, Colorado based manufacturer of cryogenic tanks and related products for the transportation, storage and dispensing of LNG and liquefied argon, oxygen and nitrogen. Consideration for the acquisition included the payment of $19.6 million to purchase the common stock outstanding and certain warrants of Cryenco, the payment of $685,000 to redeem its preferred stock outstanding, and the assumption of approximately $6.2 million of indebtedness. The Company also assumed Cryenco's obligations under other warrants, which were converted into warrants to purchase Common Stock of the Company, and were recorded as additional paid-in capital at an estimated fair value of $436,000. In allocating the purchase price to the net assets acquired, $15.2 million was allocated to goodwill, which is being amortized over 40 years.

    The pro-forma unaudited results of operations for 1999 and 1998, assuming consummation of the acquisition of MVE and extinguishment of the related debt as of January 1, 1998, are as follows:

                                                              DECEMBER 31,
                                                       --------------------------
                                                          1999            1998
                                                       ----------      ----------
                                                         (DOLLARS IN THOUSANDS
                                                       EXCEPT PER SHARE AMOUNTS)
Net sales............................................   $337,754        $435,560
Income (loss) before extraordinary item..............    (30,412)         20,675
Income (loss) before extraordinary item per share....      (1.28)            .86
Income (loss) before extraordinary item per share--
  assuming dilution..................................      (1.28)            .85
Net income (loss)....................................    (38,221)         26,793
Net income (loss) per share..........................      (1.61)           1.11
Net income (loss) per share--assuming dilution.......      (1.61)           1.10

NOTE F--RESTRUCTURING PLAN

    During 1999, the Company recorded net restructuring charges of $12.9 million. The restructuring charges related to the creation of a new organizational structure necessitated primarily by the acquisition of MVE.

    Pursuant to the restructuring plan, the Company recognized charges in 1999 for the write-off of net book value of certain fixed assets totaling $2.8 million made redundant by the acquisition, the write-off of impaired goodwill of $6.8 million resulting from the Company's decision to discontinue production of the Cryenco trailer product line, which was part of the distribution and storage equipment segment, $1.2 million for lease payments and other costs related to exiting certain facilities, $936,000 for the write-off of inventory to be disposed of, which has been classified in cost of sales, and $1.9 million for severance and other costs related to the elimination of 188 positions throughout the Company. In the third quarter of 1999 the Company reduced the restructuring reserve by $803,000 for charges taken in the second quarter of 1999 related to certain fixed assets held for disposal that were subsequently determined to be useable. The Company reinstated the net book value of these assets in the third quarter of 1999.

    The activity related to the charges recognized in 1999 is as follows:

                                                                    ACTIVITY
                                                                    RELATED      RESERVE
                                                    RESTRUCTURING    TO THE    DECEMBER 31,
                                                       CHARGES      CHARGES        1999
                                                    -------------   --------   ------------
                                                            (DOLLARS IN THOUSANDS)
Non-cash items:
  Inventory.......................................     $   936      $   (936)
  Fixed assets....................................       2,834        (2,834)
  Impaired goodwill...............................       6,823        (6,823)

Cash items:
  Severance.......................................       1,912        (1,566)     $  346
  Lease termination costs.........................       1,017           (25)        992
  Other...........................................         199          (199)
                                                       -------      --------      ------
                                                       $13,721      $(12,383)     $1,338
                                                       =======      ========      ======

    The Company expects to have all actions comprising the restructuring plan completed by the second quarter of 2000. At December 31, 1999, the Company's restructuring reserve of $1.3 million is included in other current liabilities.

NOTE G--INCOME TAXES

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of $3.4 million which expire in years 2003 through 2020 and other credits of $200,000 which have an indefinite carryforward period. These carryforwards resulted from the current year loss and the Company's acquisitions of Process Engineering and MVE. The acquired carryforwards are subject to Section 382 limitations imposed by the Internal Revenue Service Code of 1986, as amended, and the regulations thereunder. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               DECEMBER 31,
                                                          ----------------------
                                                            1999          1998
                                                          --------      --------
                                                          (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Accruals and reserves.................................  $15,978        $4,643
  Net operating loss and credit carryforwards...........    3,577           233
  Other--net............................................      320           285
                                                          -------        ------
  Total deferred tax assets.............................   19,875         5,161
                                                          -------        ------
Deferred tax liabilities:
  Property, plant and equipment.........................    3,536         2,411
  Intangibles...........................................    1,827
  Inventory.............................................      540         1,537
  Pensions..............................................      356           371
  Other--net............................................       12           195
                                                          -------        ------
  Total deferred tax liabilities........................    6,271         4,514
                                                          -------        ------
Net deferred taxes......................................  $13,604        $  647
                                                          =======        ======

    Management has determined, based on the Company's history of prior earnings and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets.

    Significant components of the provision for income taxes are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                           ------------------------------
                                                             1999       1998       1997
                                                           --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Current:
  Federal................................................  $ 3,699    $12,844    $11,908
  State..................................................      624        793        966
  Foreign................................................        2        459
                                                           -------    -------    -------
                                                             4,325     14,096     12,874

Deferred:
  Federal................................................   (1,630)       821       (750)
  State..................................................     (389)        77        (67)
  Foreign................................................      800         45
                                                           -------    -------    -------
                                                            (1,219)       943       (817)
                                                           -------    -------    -------
                                                           $ 3,106    $15,039    $12,057
                                                           =======    =======    =======

    The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                           ------------------------------
                                                             1999       1998       1997
                                                           --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Tax at U.S. statutory rates..............................  $(8,780)   $15,139    $12,139
State income taxes, net of federal tax benefit...........      153        566        584
Effective tax rate differential of earnings outside of
  U.S....................................................      989       (267)
Federal tax benefit of Foreign Sales Corp................     (291)      (617)      (528)
Non-deductible goodwill..................................   11,157        158         32
Other--net...............................................     (122)        60       (170)
                                                           -------    -------    -------
                                                           $ 3,106    $15,039    $12,057
                                                           =======    =======    =======

    The Company paid approximately $2.2 million, $12.4 million and $11.1 million of income taxes in 1999, 1998 and 1997, respectively.

NOTE H--EMPLOYEE BENEFIT PLANS

    The Company has five defined benefit pension plans which cover certain hourly and salary employees. The Company's funding policy is to contribute at least the minimum funding amounts required by law. Plan assets consist primarily of corporate stocks and bonds.

    During 1999, the Company, through the acquisition of MVE, assumed two defined benefit pension plans. In addition, the defined benefit pension plan related to Chart Marston was finalized during the year, and the assets and liabilities were transferred from the previous plan. The opening benefit obligations assumed and plan assets acquired are shown as separate line items in the reconciliation below.

    The actuarially computed combined pension cost included the following components for the years ended December 31:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Service cost................................................  $ 2,194     $ 227      $ 321
Interest cost...............................................    2,169       383        336
Actual return on plan assets................................   (5,085)     (183)      (574)
Net amortization and deferrals..............................    2,701      (194)       265
                                                              -------     -----      -----
Total pension cost..........................................  $ 1,979     $ 233      $ 348
                                                              =======     =====      =====

    During 1998 the Company curtailed its pension plan related to certain of the union employees at ALTEC and recognized $161,000 of expense in addition to the normal pension cost disclosed above. As a result of this curtailment, the Company is making contributions to a multi-employer pension plan maintained by the union. The Company now makes contributions to two union supported multi-employer pension plans with expenses totaling $269,000, $297,000 and $66,000 in 1999, 1998 and 1997, respectively.

    The following table sets forth changes in the benefit obligation, plan assets, funded status of the plans and amounts recognized in the balance sheets as of December 31:

                                                            1999          1998
                                                          --------      --------
                                                          (DOLLARS IN THOUSANDS)
Change in benefit obligation:
January 1 benefit obligation............................  $ 6,143        $5,366
  Benefit obligations assumed...........................   35,485
  Service cost..........................................    2,194           227
  Interest cost.........................................    2,169           383
  Benefits paid.........................................     (923)         (223)
  Actuarial gains and losses............................   (7,374)          390
                                                          -------        ------

December 31 benefit obligation..........................  $37,694        $6,143
                                                          =======        ======
Change in plan assets:
Fair value at January 1.................................  $ 5,667        $5,113
  Plan assets acquired..................................   29,450
  Actual return.........................................    5,085           183
  Employer contributions................................    1,899           594
  Employee contributions................................      154
  Benefits paid.........................................     (922)         (223)
                                                          -------        ------
  Fair value at December 31.............................  $41,333        $5,667
                                                          =======        ======
Funded status of the plans..............................  $ 3,639        $  (76)
Unrecognized actuarial gain (loss)......................   (8,226)        1,307
                                                          -------        ------
Net pension asset (liability) recognized................  $(4,587)       $  831
                                                          =======        ======
Prepaid benefit cost....................................  $ 1,047        $1,052
Accrued benefit liability...............................   (5,634)         (221)
                                                          -------        ------
Net pension asset (liability) recognized................  $(4,587)       $  831
                                                          =======        ======

    The assumptions used in determining pension cost and funded status information for the years ended December 31, 1999 and 1998 are as follows:

                                                                1999            1998
                                                              --------      ------------
Discount rate...............................................    8.04%       6.5% - 6.75%
Weighted average rate of increase in compensation...........    3.00%       3.0% - 5.0%
Expected long-term weighted average rate of return on plan
  assets....................................................    9.25%           8.0%

    While on an overall basis at December 31, 1999, plan assets exceed plan liabilities, two of the Company's plans have benefit obligations which exceed individual plan assets. This shortfall totals $1.3 million on benefit obligations of $12.9 million at December 31, 1999.

    The Company has defined contribution savings plans that cover most of its employees. Company contributions to the plans are based on employee contributions and the level of Company match and discretionary contributions. Expenses under the plans totaled $1,792,000, $1,583,000 and $1,314,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE I--STOCK OPTION PLANS

    In July 1992, the Company adopted a Key Employee Stock Option Plan which provides for the granting of options to purchase shares of Common Stock to certain key employees of the Company. In May 1999 and May 1997, shareholders approved increases of 300,000 shares and 562,500 shares, respectively, in the number of shares authorized for the Key Employee Stock Option Plan. These nonqualified stock options vest in equal annual installments over a five year period from the date of grant and are exercisable for up to 10 years at an option price determined by the Compensation Committee of the Board of Directors.

    Certain information for 1999, 1998 and 1997 relative to the Key Employee Stock Option Plan is summarized below:

                                         1999                   1998                   1997
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                  NUMBER     EXERCISE    NUMBER     EXERCISE    NUMBER     EXERCISE
                                 OF SHARES    PRICE     OF SHARES    PRICE     OF SHARES    PRICE
                                 ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year........................   1,036,437    $5.71       936,557    $ 6.35     730,125     $3.81
Granted.......................     250,000     6.33       431,250      9.33     257,718     13.09
Exercised.....................        (500)    2.44       (63,620)     2.31     (46,786)     3.88
Expired or canceled...........     (32,962)    8.31      (267,750)    14.57      (4,500)     7.05
                                 ---------    -----     ---------    ------     -------     -----
Outstanding at end of year....   1,252,975    $5.77     1,036,437    $ 5.71     936,557     $6.35
                                 =========    =====     =========    ======     =======     =====
Exercisable at end of year....     584,395                427,872               322,599
                                 =========              =========               =======
Weighted-average fair value of
  options granted during the
  year........................                $3.99                  $ 3.98                 $5.15
                                              =====                  ======                 =====
Participants at end of year...          89                     70                    57
                                 =========              =========               =======
Available for future grant at
  end of year.................     280,725                197,763               361,276
                                 =========              =========               =======

    Exercise prices for options outstanding as of December 31, 1999 ranged from $.08 to $25.78. The weighted-average remaining contractual life of those options is 7.2 years. Certain information for ranges of exercise prices is summarized below:

                                             OUTSTANDING                   EXERCISABLE
                                  ----------------------------------   --------------------
                                              WEIGHTED                             WEIGHTED
                                              AVERAGE                              AVERAGE
                                   NUMBER     EXERCISE   CONTRACTUAL    NUMBER     EXERCISE
EXERCISE PRICE                    OF SHARES    PRICE        LIFE       OF SHARES    PRICE
--------------                    ---------   --------   -----------   ---------   --------
Less than $5....................    368,625    $ 2.48        4.4        338,250     $ 2.45
$5 to less than $10.............    877,911      7.05        8.3        239,706       7.04
Equal to or greater than $10....      6,439     18.85        7.6          6,439      18.85
                                  ---------                             -------
                                  1,252,975      5.77        7.2        584,395       4.51
                                  =========                             =======

    In May 1996, the shareholders approved the 1996 Outside Directors Stock Option Plan, which provides for the granting of options to purchase up to 168,750 shares of Common Stock, supplementing the previously authorized 1995 and 1994 Outside Directors Stock Option Plans (collectively, the "Outside Directors Stock Option Plans"). The option price for options granted under the Outside Directors Stock Option Plans to outside directors will be equal to the fair market value of a share of Common Stock on the date of grant. These nonqualified stock options become fully vested and exercisable on the first anniversary of the date of grant and are exercisable for a period of ten years.

    Certain information for 1999, 1998 and 1997 relative to the Outside Directors Stock Option Plans is summarized below:

                                        1999                   1998                   1997
                                --------------------   --------------------   --------------------
                                            WEIGHTED               WEIGHTED               WEIGHTED
                                            AVERAGE                AVERAGE                AVERAGE
                                 NUMBER     EXERCISE    NUMBER     EXERCISE    NUMBER     EXERCISE
                                OF SHARES    PRICE     OF SHARES    PRICE     OF SHARES    PRICE
                                ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year........................    82,500     $11.52      63,750     $ 6.72      52,500     $ 2.63
Granted.......................    45,000       9.00      33,750      18.75      33,750      10.41
Exercised.....................    (3,000)      1.78     (15,000)      7.38     (22,500)      2.71
                                 -------     ------     -------     ------     -------     ------
Outstanding at end of year....   124,500     $10.84      82,500     $11.52      63,750     $ 6.72
                                 =======     ======     =======     ======     =======     ======
Exercisable at end of year....    79,500                 48,750                 15,000
                                 =======                =======                =======
Weighted-average fair value of
  options granted during the
  year........................               $ 4.89                 $ 7.99                 $ 3.03
                                             ======                 ======                 ======
Participants at end of year...         4                      3                      3
                                 =======                =======                =======
Available for future grant at
  end of year.................    33,750                 78,750                112,500
                                 =======                =======                =======

    Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997:

                                                      1999       1998       1997
                                                    --------   --------   --------
Risk free interest rate...........................     6.5%       4.7%       6.7%
Dividend yield....................................     0.0%       2.5%       2.0%
Market price volatility factor....................    54.2%      50.0%      38.0%
Weighted average expected life of key employee
  options.........................................  7 years    6 years    6 years
Weighted average expected life of outside
  directors options...............................  5 years    3 years    3 years

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

    The Company's pro forma disclosures showing the estimated fair value of the options, amortized to expense over the options' vesting periods, are as follows:

                                                    1999        1998        1997
                                                  ---------   ---------   ---------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER
                                                           SHARE AMOUNTS)
Pro forma net income (loss).....................  $(37,311)    $27,460     $22,251
Pro forma net income (loss) per share...........     (1.58)       1.14        1.00
Pro forma net income (loss) per share--assuming
  dilution......................................     (1.58)       1.12         .97

NOTE J--LEASE COMMITMENTS

    The Company incurred $2,266,000, $1,940,000 and $1,533,000 of rental expense under operating leases in 1999, 1998 and 1997, respectively. At December 31, 1999, future minimum lease payments for non-cancelable operating leases for the next five years total $7.8 million and are payable as follows: 2000-- $2,340,000; 2001--$1,891,000; 2002--$1,461,000; 2003--$1,236,000; and
2004--$886,000.

NOTE K--CONTINGENCIES

    The Company's operating units are parties, in the ordinary course of their businesses, to various legal actions related to performance under contracts, product liability and other matters, several of which actions claim substantial damages. The Company believes these legal actions will not have a material adverse effect on the Company's financial position or liquidity. The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and handling and disposal of hazardous materials such as cleaning fluids.

    As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for remediation of environmental conditions involving certain of its operating facilities. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site remediation efforts will not have a material adverse effect on the Company's financial position, liquidity, cash flows or results of operations. Expected future expenditures relating to these remediation efforts are expected to be incurred primarily within the next 48 months, as the necessary regulatory agency approvals of the Company's work plans are obtained. Although the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. The Company believes that it is currently in substantial compliance with all known material and applicable environmental regulations.

NOTE L--OPERATING SEGMENTS

    The Company created a new organizational structure subsequent to its acquisition of MVE and changed the composition of its operating segments. As a result, the Company has the following three reportable segments: process systems and equipment ("Process"), distribution and storage equipment ("Distribution") and applied technologies ("Applications"). All segment information for all prior periods presented has been restated to reflect the Company's current reportable segments. The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Process segment consists of two operating divisions that sell brazed aluminum heat exchangers and coldboxes to industrial gas, natural gas and petrochemical processing companies who use them for the liquefaction and separation of industrial and natural gases. The Distribution segment consists of two operating divisions that sell cryogenic tanks, trailers, intermodal containers, railcars and cryogenic repair services to various companies for the storage and transportation of both industrial and natural gases. The Applications segment consists of three operating divisions that sell products including vacuum-insulated, bulk liquid CO(2) systems, medical oxygen products, magnetic resonance imaging cryostat components, biological storage systems, vacuum-insulated piping systems, LNG alternative fuel systems, nitrogen injection systems, large and small thermal vacuum test chambers, CO(2) dry cleaning equipment and various cryogenic and non-cryogenic components including pumps, valves and tubing. Due to the nature of the products that each operating segment sells, there are no intersegment sales.

    The Company evaluates performance and allocates resources based on profit or loss from operations before interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                                           1999
                                                     -------------------------------------------------
                                                     PROCESS    DISTRIBUTION   APPLICATIONS    TOTALS
                                                     --------   ------------   ------------   --------
                                                                  (DOLLARS IN THOUSANDS)
Revenues from external customers...................  $82,085      $105,529       $105,323     $292,937
Depreciation and amortization expense..............    4,489         5,451          5,484       15,424
Operating income (loss) before interest expense and
  income taxes.....................................     (300)        3,919         10,583       14,202
Segment assets.....................................   61,934       172,649        163,203      397,786
Capital expenditures...............................    1,072         1,761          2,633        5,466

                                                                          1998
                                                    -------------------------------------------------
                                                    PROCESS    DISTRIBUTION   APPLICATIONS    TOTALS
                                                    --------   ------------   ------------   --------
                                                                 (DOLLARS IN THOUSANDS)
Revenues from external customers..................  $124,609     $ 42,558       $ 62,256     $229,423
Depreciation and amortization expense.............     3,557        1,446          1,684        6,687
Operating income before interest expense and
  income taxes....................................    30,806        5,760         10,062       46,628
Segment assets....................................    68,342       36,298         40,328      144,968
Capital expenditures..............................     2,292        4,426          3,029        9,747

                                                                           1997
                                                     -------------------------------------------------
                                                     PROCESS    DISTRIBUTION   APPLICATIONS    TOTALS
                                                     --------   ------------   ------------   --------
                                                                  (DOLLARS IN THOUSANDS)
Revenues from external customers...................  $93,562      $ 31,744       $ 66,943     $192,249
Depreciation and amortization expense..............    1,476           828          1,190        3,494
Operating income before interest expense and income
  taxes............................................   22,626         6,074          9,152       37,852
Segment assets.....................................   34,895        32,426         37,829      105,150
Capital expenditures...............................    4,791           937          1,412        7,140

GEOGRAPHIC INFORMATION:

                                               1999                    1998                    1997
                                       ---------------------   ---------------------   ---------------------
                                                  LONG-LIVED              LONG-LIVED              LONG-LIVED
                                       REVENUES     ASSETS     REVENUES     ASSETS     REVENUES     ASSETS
                                       --------   ----------   --------   ----------   --------   ----------
                                                              (DOLLARS IN THOUSANDS)
United States........................  $241,228    $240,313    $205,997     $48,621    $192,249     $44,070
Non U.S. Countries...................    51,709      40,907      23,426      33,473
                                       --------    --------    --------     -------    --------     -------
Total................................  $292,937    $281,220    $229,423     $82,094    $192,249     $44,070
                                       ========    ========    ========     =======    ========     =======

RECONCILIATION OF OPERATING INCOME (LOSS) BEFORE INTEREST EXPENSE AND INCOME
  TAXES:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Reportable segments.........................................  $ 14,202   $46,628    $37,852
Headquarters................................................   (25,938)   (2,473)    (2,818)
                                                              --------   -------    -------
Total.......................................................  $(11,736)  $44,155    $35,034
                                                              ========   =======    =======

RECONCILIATION OF TOTAL ASSETS:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Reportable segments.........................................  $397,786   $144,968   $105,150
Headquarters................................................    26,784     13,237     23,769
                                                              --------   --------   --------
Total.......................................................  $424,570   $158,205   $128,919
                                                              ========   ========   ========

NOTE M--EXTRAORDINARY ITEM

    In the second quarter of 1999, the Company borrowed funds under its Credit Facility and retired prior to maturity certain debt assumed as part of the MVE acquisition with a fair value of $119.2 million. The debt extinguishment resulted in an extraordinary loss of $12.5 million, $7.8 million net of tax, or $.33 per diluted share.

NOTE N--QUARTERLY DATA (UNAUDITED)

    Selected quarterly data for the years ended December 31, 1999 and 1998 are as follows.

                                                               YEAR ENDED DECEMBER 31, 1999
                                                   ----------------------------------------------------
                                                    FIRST      SECOND     THIRD      FOURTH
                                                   QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                                   --------   --------   --------   --------   --------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales............................................  $44,588    $ 84,726   $84,108    $79,515    $292,937
Gross profit.....................................   12,317      20,875    20,147     24,042      77,381
Operating income (loss)..........................    4,725     (19,758)   (4,169)     7,466     (11,736)
Income (loss) before extraordinary item..........    2,902     (24,080)   (8,946)     1,653     (28,471)
Extraordinary loss on early extinguishment of
  debt, net of taxes of $4.7 million.............               (7,809)                          (7,809)
Net income (loss)................................    2,902     (31,889)   (8,946)     1,653     (36,280)
Income (loss) before extraordinary item per
  share..........................................      .12       (1.01)     (.38)       .07       (1.20)
Net income (loss) per share......................      .12       (1.34)     (.38)       .07       (1.53)
Income (loss) before extraordinary item per
  share--assuming dilution.......................      .12       (1.01)     (.38)       .07       (1.20)
Net income (loss) per share--assuming dilution...      .12       (1.34)     (.38)       .07       (1.53)

                                                               YEAR ENDED DECEMBER 31, 1998
                                                   ----------------------------------------------------
                                                    FIRST      SECOND     THIRD      FOURTH
                                                   QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                                   --------   --------   --------   --------   --------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales............................................  $56,104    $57,030    $57,823    $58,466    $229,423
Gross profit.....................................   20,560     19,412     19,061     18,624      77,657
Operating income.................................   12,219     11,652     10,506      9,778      44,155
Net income.......................................    7,942      7,225      6,727      6,321      28,215
Net income per share.............................      .33        .30        .28        .27        1.17
Net income per share--assuming dilution..........      .32        .29        .28        .26        1.16

NOTE O--SUBSEQUENT EVENT

    In February 2000, the Company entered into an agreement to sell its manufacturing and office facility located in Westborough, Massachusetts, for $4.1 million. The sale is expected to be completed by April 30, 2000. The Company's Process Systems Division will lease space from the new owner and will remain in the office facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the registrant's definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 4, 2000 (the "2000 Proxy Statement") is incorporated herein by reference. Information regarding executive officers of the registrant is set forth in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is incorporated herein by reference to "Election of Directors" and "Executive Compensation" in the 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated herein by reference to "Stock Ownership of Principal Holders and Management" in the 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

               (a)(1)   Report of Independent Auditors..............................     21
                        Consolidated Balance Sheets at December 31, 1999 and 1998...     22
                        Consolidated Statements of Operations for the Years ended
                          December 31, 1999, 1998 and 1997..........................     23
                        Consolidated Statements of Shareholders' Equity for the
                          Years ended December 31, 1999, 1998 and 1997..............     24
                        Consolidated Statements of Cash Flows for the Years ended
                          December 31, 1999, 1998 and 1997..........................     25
                        Notes to Consolidated Financial Statements..................     26

               (a)(2)   Financial Statement Schedules.
                          No financial statement schedules required.

               (a)(3)   Exhibits
                          See the Index to Exhibits at page 45 of this Form 10-K
                          Annual Report.

                  (c)   Reports on Form 8-K.
                          None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CHART INDUSTRIES, INC.

                                                       By:             /s/ ARTHUR S. HOLMES
                                                            -----------------------------------------
                                                                         Arthur S. Holmes
                                                                CHAIRMAN & CHIEF EXECUTIVE OFFICER

    Date: March 16, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                /s/ ARTHUR S. HOLMES                   Chairman and Chief Executive
     -------------------------------------------         Officer (Principal Executive  March 16, 2000
                  Arthur S. Holmes                       Officer)

                                                       Chief Financial Officer,
                  /s/ DON A. BAINES                      Treasurer and a Director
     -------------------------------------------         (Principal Financial          March 16, 2000
                    Don A. Baines                        Officer)

                                                       Controller and Chief
                 /s/ JOHN T. ROMAIN                      Accounting Officer
     -------------------------------------------         (Principal Accounting         March 16, 2000
                   John T. Romain                        Officer)

               /s/ RICHARD J. CAMPBELL
     -------------------------------------------       Director                        March 16, 2000
                 Richard J. Campbell

                 /s/ THOMAS F. MCKEE
     -------------------------------------------       Director                        March 16, 2000
                   Thomas F. McKee

              /s/ LAZZARO G. MODIGLIANI
     -------------------------------------------       Director                        March 16, 2000
                Lazzaro G. Modigliani

              /s/ ROBERT G. TURNER, JR.
     -------------------------------------------       Director                        March 16, 2000
                Robert G. Turner, Jr.

                                 EXHIBIT INDEX

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
        2.1             Plan and Agreement of Merger, dated April 30, 1997, by and among the Company, Greenville Tube Corporation, Chart
                          Acquisition Company, Inc. and Cryenco Sciences, Inc.......     (F)
        2.2             Agreement for the Sale and Purchase of the Industrial Heat
                          Exchanger Group, dated March 5, 1998, by and among the
                          Company, IMI Kynoch Limited, IMI Marston Limited, IMI plc
                          and Chart Marston Limited.................................     (H)
        2.3             Agreement and Plan of Merger, dated as of February 16, 1999, by and among the Company, Chart Acquisition Company and
                          MVE Holdings, Inc.........................................     (K)
        2.4             Agreement and Plan of Merger, dated as of February 25, 1999, by and among the Company, Chart Acquisition Company and
                          MVE Investors, LLC........................................     (K)
        3.1             Amended and Restated Certificate of Incorporation of the
                          Company, as filed with the Secretary of State of Delaware
                          on December 3, 1992.......................................     (A)
        3.2             Amended and Restated By-Laws of the Company.................     (A)
        4.1             Specimen certificate of the Company's Common Stock..........     (B)
        4.2             Form of Warrant Agreements of various dates by and between
                          Cryenco Sciences, Inc. and various warrant holders........     (F)
        4.3             Form of Amendment No. 1 to Warrant Agreement by and among
                          the Company, Cryenco Sciences, Inc. and various warrant
                          holders...................................................     (F)
        4.4             Form of Warrant Certificate.................................     (F)
        4.5             Rights Agreement, dated as of May 1, 1998, by and between
                          the Company and National City Bank, as Rights Agent.......     (I)
       10.1             Form of Indemnity Agreement of the Company..................     (B)
      *10.2             Key Employees Stock Option Plan of the Company..............     (B)
      *10.3             1994 Stock Option Plan for Outside Directors of the
                          Company...................................................
      *10.3.1           1995 Stock Option Plan for Outside Directors of the
                          Company...................................................     (C)
      *10.3.2           1996 Stock Option Plan for Outside Directors of the
                          Company...................................................     (D)
      *10.4             Amended and Restated 1997 Stock Option and Incentive Plan...
      *10.5             1997 Stock Bonus Plan.......................................     (E)
      *10.6             Deferred Compensation Plan..................................     (J)
       10.7             License Agreement, dated August 30, 1991, by and between
                          Koch Industries, Inc. and PSI relating to the Ryan/Holmes
                          Technology................................................     (B)
       10.8             Lease, dated August 1991, by and between Koch Process
                          Systems, Inc. and PSI.....................................     (B)
       10.9             Permitted User Agreement, dated as of March 27, 1998, by and
                          between Chart Marston Limited and IMI Marston Limited.....     (H)
       10.10            1998-2001 Labor Agreement, dated March 25, 1998, by and
                          between ALTEC and District Lodge 66 of the International
                          Association of Machinists and Aerospace Workers,
                          AFL-CIO...................................................
       10.11            Agreement, effective July 21, 1996, by and between Process
                          Engineering and The International Brotherhood of
                          Boilermakers, Iron Ship Builders, Blacksmiths, Forgers &
                          Helpers Local Lodge No. 752 of the AFL-CIO................     (D)
      *10.12            Employment Agreement, dated November 30, 1995, by and
                          between Chart Management Company, Inc. and James R.
                          Sadowski..................................................     (C)
      *10.13            Salary Continuation Agreement, dated May 12, 1996, by and
                          between the Company and John T. Romain....................
      *10.13.1          Amendment No. 1 to Salary Continuation Agreement, dated
                          December 4, 1998, by and between the Company and John T.
                          Romain....................................................

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
      *10.14            Salary Continuation Agreement, dated May 22, 1996, by and
                          between the Company and Don A. Baines.....................
      *10.14.1          Amendment No. 1 to Salary Continuation Agreement, dated
                          December 4, 1998, by and between the Company and Don A.
                          Baines....................................................
       10.15            Credit Agreement, dated as of April 12, 1999, by and among the Company, the Subsidiary Borrowers (as defined
                          therein), the Subsidiary Guarantors (as defined therein),
                          the Lenders (as defined therein), The Chase Manhattan
                          Bank, as Administrative Agent, and National City Bank, as
                          Documentation Agent.......................................     (K)
       10.15.1          Amendment No. 1, dated as of August 24, 1999, to the Credit
                          Agreement, dated as of April 12, 1999, by and among the
                          Company, the Subsidiary Borrowers (as defined therein),
                          the Subsidiary Guarantors (as defined therein), the
                          Lenders (as defined therein), The Chase Manhattan Bank, as
                          Administrative Agent, and National City Bank, as
                          Documentation Agent.......................................     (L)
       10.16            Indemnification and Warrant Purchase Agreement, dated as of
                          April 12, 1999, by and among the Company, MVE
                          Holdings, Inc. and each of the former members of MVE
                          Investors, LLC listed on the signature pages thereto......     (K)
       10.17            Form of Promissory Note.....................................     (K)
       10.18            Form of Mortgage, Assignment of Rents, Security Agreement
                          and Fixture Filing........................................     (K)
       10.19            Warrant Agreement, dated as of April 12, 1999, between the
                          Company and each of the persons listed on the signature
                          pages thereto.............................................     (K)
       10.20            Escrow Agreement, dated as of April 12, 1999, by and among the Company, MVE Holdings, Inc., Chart Acquisition
                          Company, ACI Capital I, LLC, in its own capacity and, with respect to the Class B Escrow Amount (as defined therein), as agent and attorney-in-fact for each of the former
                          members of MVE Investors, LLC listed therein, and Firstar
                          Bank of Minnesota, N.A....................................     (K)
       21.1             Subsidiaries of the Registrant..............................
       23.1             Consent of Ernst & Young LLP................................
       27.1             Financial Data Schedule.....................................

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

(E) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 (Reg. No. 333-32535).

(F) Incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K, dated July 31, 1997.

(G) Incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K, dated October 8, 1997.

(H) Incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K, dated March 27, 1998.

(I) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form 8-A, filed June 3, 1998.

(J) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1999.

(K) Incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K, dated April 12, 1999.

(L) Incorporated herein by reference to the appropriate exhibit to the Company's Form 8-K, dated August 24, 1999.