Form 10-Q
period 2000-03-31
CHART INDUSTRIES INC
filed 2000-05-08
CIK 892553

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-11442

CHART INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	34-1712937 (I.R.S. Employer Identification No.)

5885 Landerbrook Dr., Suite 150, Cleveland, Ohio 44124
(Address of Principal Executive Offices) (ZIP Code)

Registrant's Telephone Number, Including Area Code: (440) 753-1490

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At March 31, 2000, there were 24,006,989 outstanding shares of the Company's Common Stock, par value $.01 per share.

    Page 1 of 15 sequentially numbered pages.

PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements.

    The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 9 of this Report on Form 10-Q.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,541	$2,314
Accounts receivable, net	49,711	60,236
Inventories, net	55,932	50,578
Other current assets	33,696	30,222

Total Current Assets	144,880	143,350
Property, plant & equipment, net	71,193	74,757
Goodwill, net	176,294	177,228
Other assets, net	28,774	29,235

TOTAL ASSETS	$421,141	424,570

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$28,592	$25,102
Customer advances	3,302	2,765
Billings in excess of contract revenue	619	296
Accrued expenses and other liabilities	42,274	45,764
Current portion of long-term debt	17,664	19,336

Total Current Liabilities	92,451	93,263
Long-term debt	258,223	259,336
Other long-term liabilities	16,757	16,459
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, none issued or outstanding
Common stock, par value $.01 per share—30,000,000 shares authorized, 24,423,927 shares issued at March 31, 2000 and December 31, 1999, respectively	244	244
Additional paid-in capital	42,291	43,219
Retained earnings	17,317	17,702
Accumulated other comprehensive income	(2,760)	(661)
Treasury stock, at cost, 416,938 and 606,725 shares at March 31, 2000, and December 31, 1999, respectively	(3,382)	(4,992)

	53,710	55,512

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$421,141	$424,570

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2000	1999
Sales	$68,992	$44,588
Cost of products sold	49,232	32,271

Gross profit	19,760	12,317
Selling, general & administrative expense	13,466	7,366
Goodwill amortization expense	1,207	226

	14,673	7,592
Operating income	5,087	4,725
Other income (expense):
Gain on sale of assets	366
Interest expense—net	(6,237)	(328)

	(5,871)	(328)
Income (loss) before income taxes and minority interest	(784)	4,397
Income tax expense (benefit)	(451)	1,495

Income (loss) before minority interest	(333)	2,902
Minority interest	(52)

Net income (loss)	$(385)	$2,902

Net income (loss) per common share	$(0.02)	$0.12

Net income (loss) per common share—assuming dilution	$(0.02)	$0.12

Shares used in per share calculations	23,899	23,644

Shares used in per share calculations—assuming dilution	23,899	23,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2000	1999
OPERATING ACTIVITIES	$(385)	$2,902
Net income (loss)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of assets	(366)
Depreciation and amortization	4,842	1,938
Minority interest	52
Deferred income taxes		(203)
Contribution of stock to employee benefit plans	681	367
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	10,041	(1,298)
Inventory and other current assets	(9,018)	(2,661)
Accounts payable and other current liabilities	1,455	(1,608)
Billings in excess of contract revenue and customer advances	864	3,243

Net Cash Provided By Operating Activities	8,166	2,680
INVESTING ACTIVITIES
Capital expenditures	(1,213)	(1,788)
Acquisition of Northcoast Cryogenics, net of cash acquired		(2,185)
Proceeds from sale of assets	900
Other investing activities	(692)	(701)

Net Cash Used In Investing Activities	(1,005)	(4,674)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	33,532	23,250
Repayments on revolving credit facilities	(28,791)	(18,500)
Principal payments on long-term debt	(7,564)	(1,080)
Deferred financing costs		(304)
Treasury stock and stock option transactions	1	(354)
Dividends paid to shareholders		(1,183)

Net Cash Provided By (Used In) Financing Activities	(2,822)	1,829

Net increase (decrease) in cash and cash equivalents	4,339	(165)
Effect of exchange rate changes on cash	(1,112)	489
Cash and cash equivalents at beginning of period	2,314	2,169

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,541	$2,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2000

Note A—Basis of Preparation

    The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries ("Chart" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note B—Inventories

    The components of inventory consist of the following:

	March 31, 2000	December 31, 1999
	(Dollars in thousands)
Raw materials and supplies	$31,144	$27,256
Work in process	14,085	14,022
Finished goods	10,998	9,595
LIFO reserve	(295)	(295)

	$55,932	$50,578

Note C—Net Income (Loss) per Share

    The calculations of basic and diluted net income or loss per share for the three-month periods ended March 31, 2000 and 1999 are set forth below. The assumed conversion of the Company's potentially dilutive securities (employee stock options and warrants) was anti-dilutive for the three-month period ended March 31, 2000. As a result, the calculation of diluted net loss per share for the three-month period ended March 31, 2000 set forth below does not reflect any assumed conversion.

	Three Months Ended March 31,
	2000		1999
	(Dollars and shares in thousands, except per share amounts)

Net income (loss)		$(385)	$2,902

Weighted-average common shares		23,899	23,644
Effect of dilutive securities:
Employee stock options and warrants			197

Dilutive potential common shares		23,899	23,841

Net income (loss) per common share		$(.02)	$0.12

Net income (loss) per common share—assuming dilution	$	( .02)	$0.12

Note D—Revenue Recognition

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

Note E—Acquisitions

    On April 12, 1999, the Company acquired MVE Holdings, Inc., ("MVE") for approximately $83.8 million and paid approximately $156.1 million to retire MVE's debt obligations. Of the total purchase price paid, $22.0 million was allocated to in-process research and development, and such amount was recognized as a non-cash expense without tax benefit at the date of acquisition. The acquisition resulted in goodwill of $153.0 million which is being amortized over a 40-year period.

    The pro-forma unaudited results of operations for the three months ended March 31, 1999, assuming consummation of the acquisition of MVE and extinguishment of the related debt as of January 1, 1999, is as follows:

Three Months Ended March 31, 1999
(Dollars in thousands, except per share amounts)

Net sales	$83,830
Income before extraordinary item	212
Income before extraordinary item per share	.01
Income before extraordinary item per share—assuming dilution	.01
Net loss	(7,597)
Net loss per share	(.32)
Net loss per share—assuming dilution	(.32)

    On March 15, 1999, the Company acquired a group of privately held companies, collectively known as Northcoast Cryogenics, for approximately $2.3 million in cash ($2.2 million net of cash acquired) and $.7 million in Chart Common Stock.

Note F—Comprehensive Income

    Total comprehensive income (loss), consisting of foreign currency translation adjustments, for the three months ended March 31, 2000 and 1999 was $(2.5) million and $2.3 million, respectively.

Note G—Restructuring Plan

    During 1999, the Company recorded net restructuring charges of $12.9 million. The restructuring charges related to the creation of a new organizational structure necessitated primarily by the acquisition of MVE. At December 31, 1999, the Company had a restructuring reserve of $1.3 million related to these charges. In the first quarter of 2000, the Company recorded restructuring charges of $.09 million related to costs incurred to move fixed assets out of an exited facility, which have been included in selling, general and administrative expense, and the Company utilized $.3 million of the restructuring reserve primarily for the payment of severance benefits to terminated employees. At March 31, 2000, the Company's restructuring reserve of $1.0 million is included in other current liabilities.

Note H—Operating Segments

    The Company has three reportable segments: Process Systems and Equipment ("PS&E"), Distribution and Storage Equipment ("D&S") and Applied Technologies ("AT"). The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The PS&E segment consists of operations that sell brazed aluminum heat exchangers and coldboxes to industrial gas, natural gas and petrochemical processing companies who use them for the liquefaction and separation of industrial and natural gases. The D&S segment consists of operations that sell cryogenic tanks, trailers, intermodal containers, railcars, and cryogenic repair services to various companies involved in the storage and transportation of both industrial and natural gases. The AT segment consists of operations that sell products including vacuum-insulated, bulk liquid CO2 systems, medical oxygen products, magnetic resonance imaging cryostat components, biological storage systems, vacuum-insulated piping systems, LNG alternative fuel systems, nitrogen injection systems, large and small thermal vacuum test chambers, CO2 dry cleaning equipment and various cryogenic and non-cryogenic components including pumps, valves and tubing. Due to the nature of the products that each operating segment sells, there are no intersegment revenues.

    The Company evaluates performance and allocates resources based on profit or loss from operations before minority interest, interest expense and income taxes.

	Three Months Ended March 31, 2000
	PS&E	D&S	AT	Headquarters	Totals
	(Dollars in thousands)
Sales	$7,266	$32,208	$29,518		$68,992
Operating income (loss) before minority interest, interest expense and income taxes	(2,097)	1,820	5,191	$173	5,087
	Three Months Ended March 31, 1999
	PS&E	D&S	AT	Headquarters	Totals
	(Dollars in thousands)
Sales	$25,364	$7,445	$11,779		$44,588
Operating income (loss) before minority interest, interest expense and income taxes	3,259	608	1,270	$(412)	4,725

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Market Overview

    The Company's performance for the quarter was somewhat better than expected. Chart's two major operating segments, Distribution and Storage Equipment ("D&S") and Applied Technologies ("AT"), turned in strong performances. Chart's Process Systems & Equipment ("PS&E") segment experienced an operating loss for what the Company believes will be the segment's worst quarter this year, reflecting the low order volume and depressed prices it has seen the last few quarters. The positive performance of the D&S and AT segments was not sufficient to offset the PS&E loss and the higher interest costs in the period, resulting in a $0.02 per share loss.

    The Company's $77 million order intake in the first quarter was its best quarterly total ever, and over 90 percent of the Company's order bookings were for products in the D&S and AT segments. PS&E orders were again weak. The Company believes, however, that this quarter's order intake represents the end of the order drought for the PS&E segment. In April 2000, the Company received a letter of award from Bechtel Overseas Corporation ("Bechtel") to supply the heat exchangers for the Trinidad LNG Expansion Project. The Company expects this order should begin the recovery of the PS&E segment, and the order will be reflected in second quarter order intake.

    Economic conditions have continued to improve for many of Chart's products. Economic recovery in Asian countries is evident in orders for the D&S segment, particularly for cryogenic tanks serving the semi-conductor fabrication industry. Strong energy pricing has accelerated natural gas projects worldwide and increased customer inquiry activity. Looking ahead, the Company is optimistic that its PS&E segment will begin to make a positive contribution to earnings. In future quarters, the Company also expects to reap the benefits of its cost reductions and restructuring efforts implemented in 1999. Management believes that the growth which Chart is experiencing in its D&S and AT segments already demonstrates the effectiveness of those 1999 activities.

Recent Events

    Chart received a letter of award from Bechtel for brazed aluminum heat exchangers for the Trinidad LNG Expansion Project. The award was made April 13, 2000. Chart will fabricate the heat exchangers in La Crosse, Wisconsin, and Wolverhampton, England. In 1997 and 1998, Chart supplied the heat exchangers and other products for the original Trinidad LNG Project and recorded sales exceeding $18 million from this project.

    In March of this year, Chart formed a joint venture between its Chart Coastal Fabrication ("CCF") manufacturing operations in New Iberia, Louisiana, and Optimus Corporation ("Optimus"), a privately held company headquartered in Tulsa, Oklahoma, and a major supplier of large steam generators for the power industry. This manufacturing cooperative is expected to provide a steady and substantial shop baseload at the CCF site. Management expects the joint venture, which will exclusively service Chart and Optimus contracts, to provide future low cost fabrication to Chart and stabilize and retain a highly skilled and dedicated work force at the port. The Company believes this arrangement will increase its competitiveness in custom systems and large heat exchanger assemblies and better position Chart for managing both large and smaller projects.

Three Months Ended March 31, 2000 and 1999

    Sales for the first quarter of 2000 were $69.0 million versus $44.6 million for the first quarter of 1999, an increase of $24.4 million, or 54.7 percent. The acquisitions of MVE on April 12, 1999 and Northcoast Cryogenics on March 15,1999, contributed $41.3 million in incremental sales to the first quarter of 2000 when compared to 1999. The D&S segment, which was largely bolstered by the two acquisitions, showed continued growth with first quarter 2000 sales of $32.2 million, more than four times first quarter 1999 sales of $7.4 million. Similarly, the AT segment grew by 2.5 times from sales of $11.8 million in the first quarter of 1999 to sales of $29.5 million in the first quarter of 2000, primarily as a result of the MVE acquisition. The PS&E segment declined $18.1 million in sales to $7.3 million in the first quarter of 2000, reflecting the extended downturn in that segment.

    Gross profit for the first quarter of 2000 was $19.8 million versus $12.3 million for the first quarter of 1999, an increase of $7.4 million, or 60.4 percent. Gross profit margin for the first quarter of 2000 was 28.6 percent versus 27.6 percent for the first quarter of 1999. The increase in gross profit margin occurred largely in the AT segment, where the gross margin increased approximately 12 percentage points, reflecting the sale of new higher-margin acquisition products, improving overall productivity and product mix. The PS&E segment posted a decrease of nearly 18 percentage points in gross margin due to lower volumes and prices.

    Selling, general and administrative ("SG&A") expense for the first quarter of 2000 was $13.5 million, versus $7.4 million for the first quarter of 1999. This increase represents the SG&A supporting the product lines obtained in the MVE and Northcoast acquisitions. This increase, however, is $3.4 million less than the $9.5 million of SG&A expense MVE and Northcoast incurred during the first quarter of 1999 prior to their acquisition by Chart. SG&A expense as a percentage of sales increased to 19.5 percent for the first quarter of 2000 versus 16.5 percent for the first quarter of 1999, primarily due to very low sales in the quarter by the PS&E segment.

    Goodwill amortization increased to $1.2 million in the first quarter of 2000 compared with $.2 million in the first quarter of 1999, principally as a result of the goodwill associated with the MVE acquisition which is being amortized over 40 years.

    Net interest expense for the first quarter of 2000 was $6.2 million versus $.3 million for the first quarter of 1999, reflecting interest expense on funds borrowed to finance the MVE acquisition. As of March 31, 2000, the Company had borrowings of $264.0 million on its Credit Facility and was in compliance with all related covenants.

    As a result of the foregoing, the Company reported a net loss of $0.4 million, or $.02 per share, for the first quarter of 2000 versus net income of $2.9 million, or $.12 per share, for the first quarter of 1999.

Liquidity and Capital Resources

    Cash provided by operations for the first quarter of 2000 was $8.2 million compared with $2.7 million in the first quarter of 1999. The Company's 2000 first-quarter operating cash flow primarily represents current earnings plus depreciation and amortization, and increased compared to the first quarter of 1999 primarily due to improved collections of accounts receivable.

    Capital expenditures for the first quarter of 2000 were $1.2 million compared with $1.8 million in the first quarter of 1999. The Company presently does not have any large capital projects in process and anticipates typical capital expenditures this year.

    On March 15, 1999, the Company acquired a group of privately held companies, collectively known as Northcoast Cryogenics, for approximately $2.3 million in cash ($2.2 million net of cash acquired) and $.7 million in Chart Common Stock.

    The Company forecasts sufficient cash flow from operations and available borrowings to fund principal and interest payments and capital expenditures for the next 12 months.

Orders and Backlog

    Chart's consolidated orders for the first quarter of 2000 totaled $77.4 million, compared with orders of $71.4 million for the fourth quarter of 1999. Chart's consolidated firm order backlog at March 31, 2000 was $68.8 million, an increase of $8.4 million from $60.4 million at December 31, 1999.

    PS&E orders for the first quarter of 2000 totaled $6.5 million, compared with $4.3 million in the fourth quarter of 1999. Order activity remained very low compared to historical levels. PS&E backlog at March 31, 2000, was $7.4 million, down from $8.2 million at December 31, 1999. The Bechtel order received by the Company in April will significantly increase backlog during the second quarter.

    D&S orders for the first quarter of 2000 totaled $39.9 million, compared with $32.4 million for the fourth quarter of 1999. D&S backlog at March 31, 2000, was $34.0 million, compared with $26.4 million at December 31, 1999. In the D&S segment, the largely domestic market for packaged gas products such as liquid cylinders remains strong. In addition, the Company is seeing improvement in the international markets for large engineered tanks.

    AT orders for the first quarter of 2000 totaled $31.0 million, compared with $34.8 million for the fourth quarter of 1999. AT backlog at March 31, 2000, was $27.4 million, compared with $25.9 million at December 31, 1999.

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

    The Company's primary interest rate risk exposure results from the Credit Facility's various floating rate pricing mechanisms. This interest rate exposure is managed by the use of multiple maturity dates and certain interest rate derivative contracts. If interest rates were to increase 200 basis points (2 percent) from March 31, 2000 rates, and assuming no changes in debt from the March 31, 2000 levels, the additional annual expense would be approximately $3.8 million on a pre-tax basis.

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

CHART INDUSTRIES, INC. (Registrant)
Date: May 8, 2000	/s/ DON A. BAINES Don A. Baines Chief Financial Officer and Treasurer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
27	Financial Data Schedule