Form 10-Q
period 2000-06-30
CHART INDUSTRIES INC
filed 2000-08-04
CIK 892553

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission File Number 1-11442

CHART INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	34-1712937
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

5885 Landerbrook Dr., Suite 150, Cleveland, Ohio 44124

(Address of Principal Executive Offices) (ZIP Code)

Registrant’s Telephone Number, Including Area Code: (440) 753-1490

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No____

At June 30, 2000, there were 24,108,098 outstanding shares of the Company’s Common Stock, $0.01 par value per share.

Page 1 of 18 sequentially numbered pages.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 10 of this Report on Form 10-Q.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,969	$2,314
Accounts receivable, net	58,938	60,236
Inventories, net	61,670	50,578
Other current assets	31,947	30,222

Total Current Assets	155,524	143,350
Property, plant & equipment, net	69,388	74,757
Goodwill, net	174,878	177,228
Other assets, net	24,249	29,235

TOTAL ASSETS	$424,039	$424,570

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$31,898	$25,102
Customer advances	3,296	2,765
Billings in excess of contract revenue	2,025	296
Accrued expenses and other liabilities	39,081	45,764
Current portion of long-term debt	20,422	19,336

Total Current Liabilities	96,722	93,263
Long-term debt	263,296	259,336
Other long-term liabilities	11,916	16,459
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued or outstanding Common stock, par value $.01 per share — 30,000,000 shares authorized, 24,513,796 and 24,423,927 shares issued at June 30, 2000 and December 31, 1999, respectively	245	244
Additional paid-in capital	42,478	43,219
Retained earnings	17,606	17,702
Accumulated other comprehensive income	(4,982)	(661)
Treasury stock, at cost, 405,698 and 606,725 shares at June 30, 2000, and December 31, 1999, respectively	(3,242)	(4,992)

	52,105	55,512

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$424,039	$424,570

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2000	1999		2000		1999
Sales	$78,924		$84,726		$147,916		$129,314
Cost of products sold:
Cost of sales	55,271		62,009		104,503		94,280
Acquired profit in inventory			1,162				1,162
Restructuring charge			680				680

	55,271		63,851		104,503		96,122

Gross Profit	23,653		20,875		43,413		33,192

Selling, general & administrative expense	15,355		14,565		28,821		21,922
Goodwill amortization expense	1,163		1,247		2,370		1,482
Restructuring charge			3,221				3,221
Acquired in-process research and development			21,600				21,600

	16,518		40,633		31,191		48,225

Operating income (loss)	7,135		(19,758)		12,222		(15,033)
Other income (expense):
Gain on sale of assets					366
Interest expense — net	(6,446)		(4,083)		(12,683)		(4,411)

	(6,446)		(4,083)		(12,317)		(4,411)
Income (loss) before income taxes, minority interest and extraordinary item	689		(23,841)		(95)		(19,444)
Income tax expense (benefit)	340		113		(111)		1,608

Income (loss) before minority interest and extraordinary item	349		(23,954)		16		(21,052)
Minority interest	(58)		(126)		(110)		(126)

Income (loss) before extraordinary item	291		(24,080)		(94)		(21,178)
Extraordinary loss on early extinguishment of debt, net of taxes of $4,650			(7,809)				(7,809)

Net income (loss)	$291		$(31,889)	$	(94)		$(28,987)

Net income (loss) per common share:
Income (loss) before extraordinary item	$.01	$	(1.01)		$.00	$	( .89)
Extraordinary item			( .33)				( .33)

Net income (loss) per common share	$.01	$	(1.34)		$.00	$	(1.22)

Net income (loss) per common share — assuming dilution:
Income (loss) before extraordinary item	$.01	$	(1.01)		$.00	$	( .89)
Extraordinary item			( .33)				( .33)

Net income (loss) per common share — assuming dilution	$.01	$	(1.34)		$.00	$	(1.22)

Shares used in per share calculations	24,061		23,736		23,980		23,690

Shares used in per share calculations — assuming dilution	24,226		23,736		24,145		23,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2000	1999
OPERATING ACTIVITIES
Net loss	$ (94)	$ (28,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on early extinguishment of debt		12,459
Acquired in-process research and development		21,600
Acquired inventory profit		1,162
Restructuring charge		2,867
Gain on sale of assets	(366)
Depreciation and amortization	9,458	6,423
Loss from joint venture	17
Minority interest	110	126
Deferred income taxes		(203)
Contribution of stock to employee benefit plans	1,016	595
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	653	(3,866)
Inventory and other current assets	(15,454)	(5,795)
Accounts payable and other current liabilities	1,791	(9,101)
Billings in excess of contract revenue and customer advances	2,275	(1,134)

Net Cash Used In Operating Activities	(594)	(3,854)

INVESTING ACTIVITIES
Capital expenditures	(2,901)	(3,112)
Acquisition of MVE, net of cash acquired		(2,225)
Redemption of MVE preferred stock		(74,642)
Acquisition of Northcoast Cryogenics, net of cash acquired		(2,185)
Proceeds from sale of assets	900
Other investing activities	(218)	(206)

Net Cash Used In Investing Activities	(2,219)	(82,370)

FINANCING ACTIVITIES
Borrowings on revolving credit facilities	63,514	37,250
Repayments on revolving credit facilities	(46,277)	(31,500)
Borrowings for acquisition of MVE		250,000
Principal payments on long-term debt	(12,168)	(146,961)
Premiums paid on repurchases of debt		(12,459)
Deferred financing costs		(6,542)
Treasury stock and stock option transactions	29	(537)
Dividends paid to shareholders		(2,370)

Net Cash Provided By Financing Activities	5,098	86,881

Net increase in cash and cash equivalents	2,285	657
Effect of exchange rate changes on cash	(1,630)	1,194
Cash and cash equivalents at beginning of period	2,314	2,169

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,969	$ 4,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2000

Note A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries (“Chart” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Note B — Inventories

The components of inventory consist of the following:

	June 30, 2000	December 31, 1999
	(Dollars in thousands)
Raw materials and supplies	$31,008	$27,256
Work in process	18,935	14,022
Finished goods	12,022	9,595
LIFO reserve	(295)	(295)

	$61,670	$50,578

NOTE C – Long-Term Debt and Credit Arrangements

In order to finance the acquisition of MVE Holdings, Inc. (“MVE”), the Company negotiated a consolidated credit and revolving loan facility (the “Credit Facility”). At June 30, 2000, the Company had borrowings of $237.2 million on the term loan portion of the Credit Facility, and $36.0 million on the revolving credit portion of the Credit Facility, on which $50 million may be available for revolving credit and the issuance of letters of credit.

The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio and minimum fixed charge coverage ratio. The Credit Facility was amended in August 1999 to modify certain covenants based upon performance levels at the time, increase interest rates and suspend quarterly dividend payments through December 31, 2000. As of June 30, 2000, the Company was in compliance with all covenants and conditions of the amended Credit Facility. In July 2000, the Company began negotiations with Chase Manhattan Bank to modify the financial covenants under the Credit Facility and extend the relief provided by the amendment, which expires on December 31, 2000.

Note D – Net Income (Loss) per Share

The calculations of basic and diluted net income or loss per share for the three-month and six-month periods ended June 30, 2000 and 1999 are set forth below. The assumed conversion of the Company’s potentially dilutive securities (employee stock options and warrants) before giving effect to the extraordinary loss, was anti-dilutive for the three-month and six-month periods ended June 30, 1999. As a result, the calculation of diluted net loss per share for the three-month and six-month periods ended June 30, 1999 set forth below does not reflect any assumed conversion.

	Three Months Ended June 30,			Six Months Ended June 30,
	2000	1999		2000		1999
	(Dollars and shares in thousands, except per share amounts)
Income (loss) before extraordinary item	$291		$(24,080)	$	(94)		$(21,178)
Extraordinary loss			(7,809)				(7,809)

Net income (loss)	$291		$(31,889)	$	(94)		$(28,987)

Weighted-average common shares	24,061		23,736		23,980		23,690
Effect of dilutive securities:
Employee stock options and warrants	165				165

Dilutive potential common shares	24,226		23,736		24,145		23,690

Net income (loss) per common share:
Income (loss) before extraordinary item	$.01	$	(1.01)		$.00	$	( .89)
Extraordinary item			( .33)				( .33)

Net income (loss) per common share	$.01	$	(1.34)		$.00	$	(1.22)

Net income (loss) per common share—assuming dilution:
Income (loss) before extraordinary item	$.01	$	(1.01)		$.00	$	( .89)
Extraordinary item			( .33)				( .33)

Net income (loss) per common share—assuming dilution	$.01	$	(1.34)		$.00	$	(1.22)

Note E – Revenue Recognition

For the majority of the Company’s products, revenue is recognized when products are shipped. For certain product lines, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known.

Note F – Acquisitions

On April 12, 1999, the Company acquired MVE for approximately $83.8 million and paid approximately $156.1 million to retire MVE’s debt obligations. Of the total purchase price paid, $22.0 million was allocated to in-process research and development, and such amount was recognized as a non-cash expense without tax benefit at the date of acquisition. The acquisition resulted in goodwill of $153.0 million which is being amortized over a 40-year period.

The pro-forma unaudited results of operations for the six months ended June 30, 1999, assuming consummation of the acquisition of MVE and extinguishment of the related debt as of January 1, 1999, is as follows:

Six Months Ended June 30, 1999 (Dollars in thousands, except per share amounts)

Net sales	$174,131
Loss before extraordinary item	(23,119)
Loss before extraordinary item per share	(.98)
Loss before extraordinary item per share – assuming dilution	(.98)
Net loss	(30,928)
Net loss per share	(1.31)
Net loss per share assuming dilution	(1.31)

On March 15, 1999, the Company acquired a group of privately held companies, collectively known as Northcoast Cryogenics, for approximately $2.3 million in cash ($2.2 million net of cash acquired) and $.7 million in Chart Common Stock.

Note G — Comprehensive Income

Total comprehensive loss for the three months ended June 30, 2000 and 1999 was $1.9 million and $31.9 million, respectively. Total comprehensive loss for the six months ended June 30, 2000 and 1999 was $4.4 million and $29.6 million respectively.

Note H — Restructuring Plan

During 1999, the Company recorded net restructuring charges of $12.9 million. The restructuring charges related to the creation of a new organizational structure necessitated primarily by the acquisition of MVE. At December 31, 1999, the Company had a restructuring reserve of $1.3 million related to these charges. In the first quarter of 2000, the Company recorded restructuring charges of $.09 million related to costs incurred to move fixed assets out of an exited facility, which have been included in selling, general and administrative expense. For the six-month period ended June 30, 2000, the Company utilized $.5 million of the restructuring reserve primarily for the payment of severance benefits to terminated employees. At June 30, 2000, the Company’s restructuring reserve of $.9 million is included in other current liabilities.

Note I — Extraordinary Item

In the second quarter of 1999, the Company retired prior to maturity certain debt assumed as part of the MVE acquisition with a face value of $119.2 million. The debt repurchases resulted in an extraordinary loss of $12.5 million, $7.8 million net of tax, related to pre-payment penalties and the write-off of deferred financing costs.

Note J — Operating Segments

The Company has three reportable segments: Process Systems and Equipment (“PS&E”), Distribution and Storage Equipment (“D&S”) and Applied Technologies (“ AT”). The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The PS&E segment consists of operations that sell brazed aluminum heat exchangers and coldboxes to industrial gas, natural gas and petrochemical processing companies who use them for the liquefaction and separation of industrial and natural gases. The D&S segment consists of operations that sell cryogenic tanks, trailers, intermodal containers, railcars, and cryogenic repair services to various companies involved in the storage and transportation of both industrial and natural gases. The AT segment consists of operations that sell products including vacuum-insulated, bulk liquid CO2 systems, medical oxygen products, magnetic resonance imaging (“MRI”) cryostat components, biological storage systems, vacuum-insulated piping systems, LNG alternative fuel systems, nitrogen injection systems, large and small thermal vacuum test chambers, CO2 dry cleaning equipment and various cryogenic and non-cryogenic components including pumps, valves and tubing. Due to the nature of the products that each operating segment sells, there are no intersegment revenues.

The Company evaluates performance and allocates resources among segments based on profit or loss from operations before minority interest, interest expense and income taxes.

Note J – Operating Segments (Continued)

	Three Months Ended June 30, 2000
	PS&E	D&S	AT	Headquarters	Totals
	(Dollars in thousands)

Sales	$9,277	$35,792	$33,855		$78,924
Operating income (loss) before minority interest, interest expense and income taxes	(162)	2,908	6,402	$ (2,013)	7,135

	Three Months Ended June 30, 1999
	PS&E	D&S	AT	Headquarters	Totals
	(Dollars in thousands)

Sales	$23,212	$32,971	$28,543		$84,726
Operating income (loss) before minority interest, interest expense and income taxes	(86)	(922)	5,447	$ (24,197)	(19,758)

	Six Months Ended June 30, 2000
	PS&E	D&S	AT	Headquarters	Totals
	(Dollars in thousands)

Sales	$16,543	$68,000	$63,373		$147,916
Operating income (loss) before minority interest, interest expense and income taxes	$ (2,259)	4,729	11,593	$ (1,841)	12,222

	Six Months Ended June 30, 1999
	PS&E	D&S	AT	Headquarters	Totals
	(Dollars in thousands)

Sales	$48,576	$40,987	$40,322		$129,314
Operating income (loss) before minority interest, interest expense and income taxes	3,184	(263)	6,707	$(24,661)	(15,033)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Market Overview

Strong operating performances in the AT and D&S segments, coupled with improved market conditions for the PS&E segment, resulted in improved earnings and significantly increased orders for Chart. The Company experienced record order bookings of $101.2 million in the second quarter. This resulted from strong order activity in all of Chart’s business segments, but particularly in the PS&E segment, which enjoyed large order awards and improved conditions in the hydrocarbon processing market. The Company’s record order intake pushed Chart’s consolidated order backlog at June 30, 2000 to $88.6 million, an increase of $19.8 million from the March 31, 2000 level. With the majority of the backlog increase in the PS&E segment, management expects future quarters to produce stronger operating performance from this segment. Chart’s two largest business segments, D&S and AT, continued to produce strong operating performances in the second quarter. The Company is also experiencing improved international demand for its products, most notably in Asia and Europe. In addition, the D&S business has continued to win important multi-year, global contracts from its largest customers. In general, the Company believes that market signals remain strong, that the consolidation activities among the Company’s major customers are resolved and that the Company has strengthened its PS&E backlog with hydrocarbon work.

Recent Events

The Company recently won several significant contracts in the international hydrocarbon processing market. Second-quarter awards in the PS&E segment totaled $30.5 million and included heat exchanger purchase orders from Bechtel for the ALNG Trinidad liquid natural gas (LNG) expansion project — Trains 2 and 3. The Company also announced several third-quarter awards for additional hydrocarbon processing equipment totaling $22 million. These third-quarter awards included cold box purchase orders from Bechtel for the Trinidad LNG project. Spread over two quarters, the Bechtel orders culminate an extended period of proposal and design work on this project.

The use of LNG as an alternative fuel is a rapidly growing market and a target for Chart’s AT segment. In the second quarter, Chart announced the awards of LNG fueling stations for the Orange County Transit Authority and the San Diego Metro System. These projects reflect what the Company believes is the growing move toward alternative fuels by major U.S. fleets in environmentally sensitive areas and toward LNG as the specific choice versus existing diesel fuel systems. Activity in alternative fuels for both cryogenic fueling stations and associated on-board vehicle tanks remains strong.

Three and Six Months Ended June 30, 2000 and 1999

Sales for the second quarter of 2000 were $78.9 million versus $84.7 million for the second quarter of 1999, a decrease of $5.8 million, or 6.8 percent. The D&S segment, which continues to show the synergies of the MVE acquisition by winning multi-year, global contracts with the large industrial gas companies, showed continued growth with second-quarter 2000 sales of $35.8 million, an increase of 8.6 percent over the second quarter 1999 sales of $33.0 million. The AT segment grew by 18.6 percent from sales of $28.5 million in the second quarter of 1999 to sales of $33.9 million in the second quarter of 2000 as sales to end-users grew in several product lines. PS&E segment sales were $9.3 million, down from sales of $23.2 million in the second quarter of 1999, reflecting the extended downturn in that segment.

Sales for the six months ended June 30, 2000 were $147.9 million compared with sales of $129.3 million for the six months ended June 30, 1999, an increase of $18.6 million, or 14.4 percent. Sales in the D&S segment increased 65.9 percent to $68.0 million for the six months ended June 30, 2000, from sales of $41.0 million for the comparable period in 1999. The AT segment sales increased by 57.2 percent from sales of $40.3 million for the six months ended June 30, 1999 to sales of $63.4 million for the six months ended June 30, 2000. PS&E segment sales were $16.5 million for the first half of 2000, down 65.9 percent from sales of $48.6 million in the first half of 1999, reflecting the extended downturn in that segment.

Gross profit for the second quarter of 2000 was $23.7 million versus $20.9 million for the second quarter of 1999, an increase of $2.8 million, or 13.3 percent. Gross profit margin for the second quarter of 2000 was 30.0 percent versus 24.6 percent for the second quarter of 1999. The increase in gross profit margin occurred largely in the D&S and AT segments, reflecting the continued synergies of the strategy implemented as part of Project Fusion, the combination of the separate operating companies of Chart into a more focused operating company. Included in the second-quarter 1999 cost of sales is a non-cash charge of $1.2 million for acquired profit on work-in-process and finished goods inventory related to the MVE acquisition. Excluding this item, gross profit margin in the second quarter of 1999 was 26.0 percent.

Gross profit for the six months ended June 30, 2000 was $43.4 million versus $33.2 million for the six months ended June 30, 1999, an increase of $10.2 million, or 30.8 percent. Gross profit margin for the first half of 2000 was 29.3 percent, up from 25.7 percent for the first half of 1999. The D&S and AT segments realized the large increases in gross profit margin, again due to synergies created by Project Fusion.

Selling, general and administrative (SG&A) expense for the second quarter of 2000 was $15.4 million, versus $14.6 million for the second quarter of 1999. SG&A expense as a percentage of sales was 19.5 percent for the second quarter of 2000 versus 17.2 percent for the second quarter of 1999.

SG&A expense for the six months ended June 30, 2000 was $28.8 million compared with $21.9 million for the six months ended June 30, 1999. The significant increase in SG&A expense is primarily due to the addition of MVE, which was acquired by the Company on April 12, 1999 and is included in the Company’s results of operations subsequent to that date.

Goodwill amortization was $1.2 million for the second quarters of 2000 and 1999, respectively, and $2.4 million and $1.5 million for the six months ended June 30, 2000 and 1999, respectively.

The Company recorded a $3.9 million charge during the second quarter of 1999 to restructure its operations. The charge related to the creation of a new organizational structure necessitated by the acquisition of MVE and included a non-cash charge of $2.9 million for the write-down of certain assets made redundant by the acquisition and $1.0 million for severance and other employee-related costs.

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

Net interest expense for the second quarter of 2000 was $6.4 million versus $4.1 million for the second quarter of 1999, reflecting higher rates due to the Company’s higher leverage and increases by the Federal Reserve in base interest rates. Net interest expense for the six months ended June 30, 2000 was $12.7 million, compared with $4.4 million for the six months ended June 30, 1999. The increase in interest for the six month period reflects interest on funds borrowed to finance the MVE acquisition. As of June 30, 2000, the Company had borrowings of $273.2 million on its Credit Facility and was in compliance with all related covenants.

In the second quarter of 1999, the Company recorded an extraordinary charge of $12.5 million, $7.8 million net of tax, related to the early extinguishment of the MVE 12.5 percent senior secured notes due 2002.

As a result of the foregoing, the Company reported net income of $0.3 million, or $0.01 per share, for the second quarter of 2000 versus a net loss of $31.9 million, or $1.34 per share, for the second quarter of 1999. The Company reported a net loss of $0.1 million, or $0.00 per share, for the six months ended June 30, 2000, compared with a net loss of $29.0 million, or $1.22 per share, for the six months ended June 30, 1999. Before non-recurring charges, the Company recorded net income of $0.7 million, or $.03 per share, for the second quarter of 1999, and $3.6 million, or $0.15 per share, for the six months ended June 30, 1999.

Liquidity and Capital Resources

Cash used in operations for the first half of 2000 was $0.6 million compared with $3.9 million used in the first half of 1999. The Company’s 2000 operating cash flow from earnings, depreciation and amortization was offset by increased working capital to service the increasing sales and orders.

Capital expenditures for the first half of 2000 were $2.9 million compared with $3.1 million in the first half of 1999. The Company presently does not have any large capital projects in process and anticipates only nominal capital expenditures the balance of this year.

On April 12, 1999, the Company acquired MVE for approximately $83.8 million and paid approximately $156.1 million to retire MVE’s debt obligations.

The Company forecasts sufficient cash flow from operations and available borrowings to fund principal and interest payments and capital expenditures for the next 12 months.

Orders and Backlog

Chart’s consolidated orders for the second quarter of 2000 totaled $101.2 million, compared with orders of $80.5 million for the first quarter of 2000. Chart’s consolidated firm order backlog at June 30, 2000 was $88.6 million, an increase of $19.8 million from $68.8 million at March 31, 2000.

AT orders for the second quarter of 2000 totaled $35.6 million, compared with $31.9 million for the first quarter of 2000. The second-quarter orders were strong in the areas of LNG fueling stations, vacuum-insulated piping and MRI cryostats. The continued growth in AT is the result of the Company’s growing focus on end-user markets.

D&S orders for the second quarter of 2000 totaled $35.1 million, compared with $41.3 million for the first quarter of 2000. In the D&S segment, packaged gas products such as liquid cylinders remain strong, both in the United States and increasingly in Asia. In addition, this segment is seeing improvement in the markets for standard-size tanks in the United States, Europe and Asia. Orders for engineered tanks and mobile equipment reached particularly high levels in the first quarter of 2000, while the second quarter reflected more normal levels.

PS&E orders for the second quarter of 2000 totaled $30.5 million, compared with $7.3 million in the first quarter of 2000. Order activity in this segment improved dramatically with the Bechtel ALNG heat exchanger order received in April. PS&E backlog at June 30, 2000, was $27.7 million, up from $7.4 million at March 31, 2000.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, business and market conditions; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) ability of the Company to identify, consummate and integrate the operations of suitable acquisition targets; (f) ability of the Company to manage its fixed-price contract exposure; (g) the Company’s ability to pass on increases in raw material prices; (h) the Company’s relations with its employees; (i) the extent of product liability claims asserted against the Company; (j) variability in the Company’s operating results; (k) the ability of the Company to attract and retain key personnel; (l) the costs of compliance with environmental matters; (m) the ability of the Company to protect its proprietary information; and (n) the ability of the Company to satisfy covenants under its Credit Facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company’s primary interest rate risk exposure results from the Credit Facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by the use of multiple maturity dates and certain interest rate derivative contracts. If interest rates were to increase 200 basis points (2 percent) from June 30, 2000 rates, and assuming no changes in debt from the June 30, 2000 levels, the additional annual expense would be approximately $3.8 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound Sterling, the Czech Koruna, and the Euro. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk.

PART II.    OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on May 4, 2000. The following matters were voted on at the meeting:

1.	Election of Lazzaro G. Modigliani and Robert G. Turner, Jr. for a term of three years. The nominees were elected as Directors with the following votes:

	Lazzaro G. Modigliani

	For	21,696,466
	Withheld	348,437

	Robert G. Turner, Jr.

	For	20,210,117
	Withheld	1,834,786

PART II. OTHER INFORMATION – Continued

2.	Proposal to approve and adopt the Chart Industries, Inc. 2000 Executive Incentive Stock Option Plan. The proposal was approved with the following votes:

	For	16,837,767
	Against	3,957,583
	Abstain	1,249,551

3.
Proposal to approve an amendment to the Chart Industries, Inc. 1996 Stock Option Plan for Outside Directors to increase the number of shares available for issuance under this plan by 210,000. The proposal was approved with the following votes:

	For	18,140,130
	Against	2,633,246
	Abstain	1,271,526

	For a description of the bases used in tabulating the above-referenced votes, see the Company’s definitive Proxy Statement used in connection with the solicitation of proxies for the Annual Meeting of Stockholders held on May 4, 2000.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits.

See the Exhibit Index on page 18 of this Form 10-Q.

	(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc. (Registrant)

Date: August 4, 2000

/s/ Don A. Baines

Don A. Baines
Chief Financial Officer and Treasurer
(Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Chart Industries, Inc. 2000 Executive Incentive Stock Option Plan

10.2	Form of Stock Option Agreement under the Company’s 2000 Executive Incentive Stock Option Plan

10.3	Amendment No. 1 to the Chart Industries, Inc. 1996 Stock Option Plan for Outside Directors

27	Financial Data Schedule