Form 10-Q
period 2000-09-30
CHART INDUSTRIES INC
filed 2000-11-03
CIK 892553

SECURITIES AND EXCHANGE COMMISSION
          WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number 1-11442

CHART INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	34-1712937

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

At September 30, 2000, there were 24,262,782 outstanding shares of the Company’s Common Stock, $0.01 par value per share.

Page 1 of 19 sequentially numbered pages.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 11 of this Report on Form 10-Q.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 4,582	$ 2,314
Accounts receivable, net	56,284	60,236
Inventories, net	63,361	50,578
Other current assets	32,954	30,222

Total Current Assets	157,181	143,350

Property, plant & equipment, net	67,043	74,757
Goodwill, net	173,362	177,228
Other assets, net	23,220	29,235

TOTAL ASSETS	$420,806	$424,570

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 30,465	$ 25,102
Customer advances	4,375	2,765
Billings in excess of contract revenue	2,467	296
Accrued expenses and other liabilities	44,704	45,764
Current portion of long-term debt	21,826	19,336

Total Current Liabilities	103,837	93,263

Long-term debt	253,793	259,336
Other long-term liabilities	11,541	16,459
Shareholders’ Equity

Preferred stock, 1,000,000 shares authorized, none issued or outstanding
Common stock, par value $.01 per share—30,000,000 shares	245	244
authorized, 24,559,512 and 24,423,927 shares issued at September 30,
2000 and December 31, 1999, respectively
Additional paid-in capital	42,407	43,219
Retained earnings	18,645	17,702
Accumulated other comprehensive income	(7,279)	(661)
Treasury stock, at cost, 296,730 and 606,725 shares at September 30, 2000, and December 31, 1999, respectively	(2,383)	(4,992)

	51,635	55,512

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$420,806	$424,570

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Sales	$88,012	$84,108	$235,928	$213,422
Cost of products sold:
Cost of sales	61,061	63,705	165,564	157,985
Acquired profit in inventory				1,162
Restructuring charge		256		936

	61,061	63,961	165,564	160,083

Gross profit	26,951	20,147	70,364	53,339

Selling, general & administrative expense	16,161	14,420	44,982	36,342
Goodwill amortization expense	1,284	924	3,654	2,406
Restructuring charge		8,562		11,783
Acquired in-process research and development		410		22,010

	17,445	24,316	48,636	72,541

Operating income (loss)	9,506	(4,169)	21,728	(19,202)

Other income (expense):
Gain on sale of assets			366
Interest expense—net	(7,017)	(5,157)	(19,700)	(9,568)

	(7,017)	(5,157)	(19,334)	(9,568)

Income (loss) before income taxes, minority interest and extraordinary item	2,489	(9,326)	2,394	(28,770)
Income tax expense (benefit)	1,435	(446)	1,388	1,201

Income (loss) before minority interest and extraordinary item	1,054	(8,880)	1,006	(29,971)
Minority interest, net of taxes	(16)	(66)	(62)	(153)

Income (loss) before extraordinary item	1,038	(8,946)	944	(30,124)

Extraordinary loss on early extinguishment of debt, net of taxes of $4,650				(7,809)

Net income (loss)	$ 1,038	$(8,946)	$ 944	$(37,933)

Net income (loss) per common share:
Income (loss) before extraordinary item	$ 0.04	$(0.38)	$ 0.04	$ (1.27)
Extraordinary item				(0.33)

Net income (loss) per common share	$ 0.04	$(0.38)	$ 0.04	$ (1.60)

Net income (loss) per common share—assuming dilution:
Income (loss) before extraordinary item	$ 0.04	$(0.38)	$ 0.04	$ (1.27)
Extraordinary item				(0.33)

Net income (loss) per common share—assuming dilution	$ 0.04	$(0.38)	$ 0.04	$ (1.60)

Shares used in per share calculations	24,108	23,738	24,111	23,706
Shares used in per share calculations—assuming dilution	24,403	23,738	24,325	23,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2000	1999
OPERATING ACTIVITIES
Net income (loss)	$ 944	($37,933)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on early extinguishment of debt		12,459
Acquired in-process research and development		22,010
Acquired inventory profit		1,162
Restructuring charge		9,790
Gain on sale of assets	(366)
Depreciation and amortization	14,044	11,590
Income from joint venture	(52)
Minority interest	147	222
Deferred income taxes		(203)
Contribution of stock to employee benefit plans	1,832	776
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	2,752	6,837
Inventory and other current assets	(18,828)	(3,603)
Accounts payable and other current liabilities	6,317	(12,682)
Billings in excess of contract revenue and customer advances	3,824	(10,560)

Net Cash Provided By (Used In) Operating Activities	10,614	(135)

INVESTING ACTIVITIES
Capital expenditures	(4,038)	(4,582)
Acquisition of MVE, net of cash acquired		(2,225)
Redemption of MVE preferred stock		(74,642)
Acquisition of Northcoast Cryogenics, net of cash acquired		(2,185)
Proceeds from sale of assets	900
Other investing activities	163	(686)

Net Cash Used In Investing Activities	(2,975)	(84,320)

FINANCING ACTIVITIES
Borrowings on revolving credit facilities	86,201	55,250
Repayments on revolving credit facilities	(73,836)	(48,500)
Borrowings for acquisition of MVE		250,000
Principal payments on long-term debt	(14,829)	(148,490)
Premiums paid on repurchases of debt		(12,459)
Deferred financing costs		(7,645)
Treasury stock and stock option transactions	8	(719)
Dividends paid to shareholders		(2,370)

Net Cash (Used In) Provided By Financing Activities	(2,456)	85,067

Net increase in cash and cash equivalents	5,183	612
Effect of exchange rate changes on cash	(2,915)	230
Cash and cash equivalents at beginning of period	2,314	2,169

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 4,582	$ 3,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2000

Note A—Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries (“Chart” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Note B—Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” which will be adopted by the Company in the first quarter of 2001. Because of the Company’s minimal use of derivatives, the adoption of Statement No. 133 is not expected to have a material impact on the earnings or the financial position of the Company.

Note C—Inventories

The components of inventory consist of the following:

	September 30, 2000	December 31, 1999
	(Dollars in thousands)
Raw materials and supplies	$ 34,745	$27,256
Work in process	17,843	14,022
Finished goods	11,068	9,595
LIFO reserve	(295)	(295)

	$ 63,361	$50,578

NOTE D — Long-Term Debt and Credit Arrangements

In order to finance the acquisition of MVE Holdings, Inc. (“MVE”), the Company negotiated a consolidated credit and revolving loan facility (the “Credit Facility”). At September 30, 2000, the Company had borrowings of $234.4 million on the term loan portion of the Credit Facility, and $32.0 million on the revolving credit portion of the Credit Facility, under which $50 million may be available for revolving credit and the issuance of letters of credit.

The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio and minimum fixed charge coverage ratio. The Credit Facility was amended in August 1999 and October 2000 to modify certain covenants based upon the Company’s performance levels, to increase interest rates and to suspend quarterly dividend payments through December 31, 2000. As of September 30, 2000, the Company was in compliance with all covenants and conditions of the amended Credit Facility.

Note E—Net Income (Loss) per Share

The calculations of basic and diluted net income or loss per share for the three-month and nine-month periods ended September 30, 2000 and 1999 are set forth below. The assumed conversion of the Company’s potentially dilutive securities (employee stock options and warrants) before giving effect to the extraordinary loss, was anti-dilutive for the three-month and nine-month periods ended September 30, 1999. As a result, the calculation of diluted net loss per share for the three-month and nine-month periods ended September 30, 1999 set forth below does not reflect any assumed conversion.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(Dollars and shares in thousands, except per share amounts)

Income (loss) before extraordinary item	$1,038	$(8,946)	$ 944	$(30,124)
Extraordinary loss				7,809

Net income (loss)	$1,038	$(8,946)	$ 944	$(37,933)

Weighted-average common shares	24,108	23,738	24,111	23,706
Effect of dilutive securities:
Employee stock options and warrants	295		214

Dilutive potential common shares	24,403	23,738	24,325	23,706

Net income (loss) per common share:
Income (loss) before extraordinary item	$ 0.04	$ (0.38)	$ 0.04	$ (1.27)
Extraordinary item				(0.33)

Net income (loss) per common share	$ 0.04	$ (0.38)	$ 0.04	$ (1.60)

Net income (loss) per common share—assuming dilution:
Income (loss) before extraordinary item	$ 0.04	$ (0.38)	$ 0.04	$ (1.27)
Extraordinary item				(0.33)

Net income (loss) per common share—assuming dilution	$ 0.04	$ (0.38)	$ 0.04	$ (1.60)

Note F—Revenue Recognition

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

Note G—Acquisitions

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

The pro-forma unaudited results of operations for the nine months ended September 30, 1999, assuming consummation of the acquisition of MVE and extinguishment of the related debt as of January 1, 1999, are as follows:

Nine Months Ended September 30, 1999
(Dollars in thousands, except per share amounts)
Net sales	$258,239
Loss before extraordinary item	(32,065)
Loss before extraordinary item per share	(1.35)
Loss before extraordinary item per share—assuming dilution	(1.35)
Net loss	(39,874)
Net loss per share	(1.68)
Net loss per share—assuming dilution	(1.68)

On March 15, 1999, the Company acquired a group of privately held companies, collectively known as Northcoast Cryogenics (“Northcoast”), for approximately $2.3 million in cash ($2.2 million net of cash acquired) and $.7 million in Chart Common Stock.

Note H—Comprehensive Income

Total comprehensive income (loss) for the three months ended September 30, 2000 and 1999 was $(1.3) million and $(7.8) million, respectively. Total comprehensive income (loss) for the nine months ended September 30, 2000 and 1999 was $(5.7) million and $(37.4) million respectively.

Note I—Restructuring Plan

During 1999, the Company recorded net restructuring charges of $12.9 million. The restructuring charges related to the creation of a new organizational structure necessitated primarily by the acquisition of MVE. At December 31, 1999, the Company had a restructuring reserve of $1.3 million related to these charges. In the first quarter of 2000, the Company recorded restructuring charges of $.09 million related to costs incurred to move fixed assets out of an exited facility, which have been included in selling, general and administrative expense. For the nine-month period ended September 30, 2000, the Company utilized $.6 million of the restructuring reserve primarily for the payment of severance benefits to terminated employees. At September 30, 2000, the Company’s restructuring reserve of $.8 million is included in other current liabilities.

Note J—Extraordinary Item

In the second quarter of 1999, the Company retired prior to maturity certain debt assumed as part of the MVE acquisition with a face value of $119.2 million. The debt repurchases resulted in an extraordinary loss of $12.5 million, $7.8 million net of tax, related to pre-payment penalties and the write-off of deferred financing costs.

Note K—Operating Segments

The Company has three reportable segments: Process Systems and Equipment (“PS&E”), Distribution and Storage Equipment (“D&S”) and Applied Technologies (“AT”). The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The PS&E segment consists of operations that sell brazed aluminum heat exchangers and coldboxes to industrial gas, natural gas and petrochemical processing companies who use them for the liquefaction and separation of industrial and natural gases. The D&S segment consists of operations that sell cryogenic tanks, trailers, intermodal containers, railcars, and cryogenic repair services to various companies involved in the storage and transportation of both industrial and natural gases. The AT segment consists of operations that sell products including vacuum-insulated, bulk liquid CO2 systems, medical oxygen products, magnetic resonance imaging (“MRI”) cryostat components, biological storage systems, vacuum-insulated piping systems, LNG alternative fuel systems, nitrogen injection systems, large and small thermal vacuum test chambers, CO2 dry cleaning equipment and various cryogenic and non-cryogenic components including pumps, valves and tubing. Due to the nature of the products that each operating segment sells, there are no intersegment revenues.

The Company evaluates performance and allocates resources among segments based on profit or loss from operations before minority interest, interest expense and income taxes.

	Three Months Ended September 30, 2000
	PS&E	D&S	AT	Head- quarters	Totals
	(Dollars in thousands)
Revenues from external customers	$16,437	$36,166	$35,409		$88,012
Operating income (loss) before minority interest, interest expense and income taxes	1,828	3,725	6,585	$(2,632)	9,506

	Three Months Ended September 30, 1999
	PS&E	D&S	AT	Head- quarters	Totals
	(Dollars in thousands)

Revenues from external customers	$19,896	$33,435	$30,777		$84,108
Operating income (loss) before minority interest, interest expense and income taxes	(2,070)	(7,181)	4,848	$ 234	(4,169)

	Nine Months Ended September 30, 2000
	PS&E	D&S	AT	Head- quarters	Totals
	(Dollars in Thousands)
Revenues from external customers	$32,980	$104,166	$98,782		$235,928
Operating income (loss) before minority interest, interest expense and income taxes	(431)	8,454	18,178	$(4,473)	21,728

	Nine Months Ended September 30, 1999
	PS&E	D&S	AT	Head- quarters	Totals
	(Dollars in Thousands)
Revenues from external customers	$68,472	$73,851	$71,099		$213,422
Operating income (loss) before minority interest, interest expense and income taxes	1,104	(7,481)	11,551	$(24,376)	(19,202)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Market Overview

For the third quarter of 2000, each of the Company’s business segments produced increased order bookings and sales, bringing Chart’s consolidated orders and sales to new record levels for the quarter. Strong operating performance in the AT and D&S segments, coupled with continued throughput improvement in the PS&E segment, resulted in improved earnings for Chart.

The Company’s record order bookings of $115 million for the third quarter of 2000 reflected continued strong demand for D&S and AT products in the United States, Europe and Asia, and improved hydrocarbon processing market activity for the PS&E business. The D&S segment experienced a strong surge in demand for oil field service equipment and other distribution and mobile equipment during the period. The Company is still waiting for the recovery that it anticipates in the industrial gas market for the PS&E segment. The large order flow pushed Chart’s consolidated order backlog at September 30, 2000 to $113 million, an increase of $25 million from the June 30, 2000 level.

Three and Nine Months Ended September 30, 2000 and 1999

Sales for the third quarter of 2000 were $88.0 million versus $84.1 million for the third quarter of 1999, an increase of $3.9 million, or 4.6 percent. The AT segment grew 15.1 percent from sales of $30.8 million in the third quarter of 1999 to sales of $35.4 million in the third quarter of 2000. Sales of MRI equipment were strong, supporting the introduction of General Electric’s newest MRI machine. In addition, sales of Chart’s bulk liquid systems, which include environmental test chambers, liquid injection systems and other liquid supply systems, improved in the third quarter of 2000. In particular, sales of environmental test chambers improved as a result of the Company’s new strategic marketing partnership with QualMark, announced on June 8, 2000. The D&S segment showed additional growth in liquid cylinder sales, especially to Asian markets, with third-quarter 2000 sales of $36.2 million, an increase of 8.2 percent over the third-quarter 1999 sales of $33.4 million. PS&E segment sales were $16.4 million, down from sales of $19.9 million in the third quarter of 1999, reflecting the extended downturn in that segment. Recent Bechtel orders have bolstered sales in the third quarter of 2000 compared to levels experienced in the two previous quarters.

Sales for the nine months ended September 30, 2000 were $235.9 million versus $213.4 million for the nine months ended September 30, 1999, an increase of $22.5 million, or 10.5 percent. Primarily based upon strong MRI equipment and bulk liquid systems sales, AT segment sales increased 38.9 percent to $98.8 million for the nine months ended September 30, 2000, from $71.1 million for the nine months ended September 30, 1999. D&S segment sales were $104.2 million for the nine months ended September 30, 2000, an increase of $30.3 million, or 41.0 percent, from sales of $73.9 million for the nine months ended September 30, 1999. The liquid cylinder and mobile equipment product lines led the growth in D&S sales. PS&E segment sales were $33.0 million for the first nine months of 2000, down 51.8 percent from sales of $68.5 million for the first nine months of 1999, reflecting the extended downturn in that segment.

Gross profit for the third quarter of 2000 was $27.0 million versus $20.1 million for the third quarter of 1999, an increase of $6.8 million, or 33.8 percent. Third-quarter 1999 gross profit was reduced by a non-cash charge of $.3 million included in cost of sales for inventory items to be disposed of as part of the Company’s restructuring plan. Gross profit margin for the third quarter of 2000 was 30.6 percent versus 24.0 percent for the third quarter of 1999. Increases in gross profit occurred throughout all segments compared to the third quarter of 1999. Margins remained strong in the AT segment, where Chart-engineered products support good pricing from end-users. Additional sales volume in the PS&E segment also helped bolster margins.

Gross profit for the nine months ended September 30, 2000 was $70.4 million versus $53.3 million for the nine months ended September 30, 1999, an increase of $17.0 million, or 31.9 percent. Included in cost of sales for the nine months ended September 30, 1999 is a non-cash charge of $1.2 million for acquired profit on work-in-process and finished goods inventory related to the MVE acquisition.

Selling, general and administrative (“SG&A”) expense for the third quarter of 2000 was $16.2 million versus $14.4 million for the third quarter of 1999, representing the higher sales and marketing cost of pursuing end-user markets, higher sales commissions, and increasing medical and other employee benefit costs. SG&A expense as a percentage of sales was 18.4 percent for the third quarter of 2000 versus 17.1 percent for the third quarter of 1999.

SG&A expense for the nine months ended September 30, 2000 was $45.0 million versus $36.3 million for the nine months ended September 30, 1999, an increase of $8.6 million, or 23.8 percent. The significant increase in SG&A expense was primarily due to the addition of MVE, which was acquired by the Company on April 12, 1999 and is included in the Company’s results of operations subsequent to that date.

Goodwill amortization was $1.3 million and $.9 million for the third quarters of 2000 and 1999, respectively, and $3.7 million and $2.4 million for the nine months ended September 30, 2000 and 1999, respectively. The purchase price for MVE and Northcoast exceeded the fair value of the net assets acquired, resulting in approximately $155.7 million of goodwill, which is being amortized over 40 and 15 years, respectively.

The Company recorded a $3.9 million charge during the second quarter of 1999 to restructure its operations. The charge related to the creation of a new organizational structure necessitated primarily by the acquisition of MVE and included a non-cash charge of $2.9 million for the write-down of certain assets made redundant by the acquisition and $1.0 million for severance and other employee-related costs.

The Company recorded a $9.6 million charge during the third quarter of 1999 pursuant to its restructuring plan announced in the second quarter of 1999. The charge included a non-cash charge of $6.8 million for the write-off of impaired goodwill resulting from the Company’s decision to discontinue production of Cryenco trailers, $1.1 million for lease payments and other costs related to exiting a leased building used in the Cryenco operations, and $.8 million for severance and other employee-related costs.

The Company recorded a non-cash charge of $21.6 million in the second quarter of 1999 for the write-off of acquired in-process research and development (“IPR&D” ) related to the MVE acquisition. The Company recorded an additional non-cash charge of $.4 million in the third quarter of 1999 for the additional write-off of IPR&D, bringing the total write-off for the nine months ended September 30, 1999 to $22.0 million. This total amount was determined by independent consultants who estimated the costs to develop the technology into commercially viable products, estimated cash flows resulting from the expected revenues generated by such products, and discounted the net cash flows back to their present value using a risk-adjusted discount rate.

Net interest expense was $7.0 million and $5.2 million for the third quarters of 2000 and 1999, respectively, and $19.7 million and $9.6 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in interest expense reflects higher rates due to the Company’s higher leverage as well as increases by the Federal Reserve in base interest rates. At September 30, 2000, the Company had borrowings outstanding on its Credit Facility of $266.4 million and was in compliance with all of the related covenants.

In the second quarter of 1999, the Company recorded an extraordinary charge of $12.5 million, $7.8 million net of tax, related to the early extinguishment of the MVE 12.5 percent senior secured notes due 2002.

As a result of the foregoing, the Company reported net income of $1.0 million, or $.04 per diluted share, for the third quarter of 2000, versus a net loss of $8.9 million, or $.38 per share, for the third quarter of 1999. The Company reported net income of $.9 million, or $.04 per diluted share, for the nine months ended September 30, 2000, versus a net loss of $37.9 million, or $1.60 per share, for the nine months ended September 30, 1999. Before non-recurring charges, the Company incurred a net loss of $.2 million, or $.01 per share, for the third quarter of 1999, and generated net income of $3.4 million, or $.14 per share, for the nine months ended September 30, 1999.

Liquidity and Capital Resources

The Company’s increased earnings and efforts at better managing working capital generated a quarterly record $11.2 million of cash provided by operations in the third quarter of 2000, which was used primarily to pay down debt. Cash provided by operations for the first nine months of 2000 was $10.6 million compared with $0.1 million used in operations in the first nine months of 1999. The Company’s cash flow from earnings plus depreciation and amortization totaled $15.0 million during the first nine months of 2000 and was partially offset by working capital increases.

Capital expenditures for the first nine months of 2000 were $4.0 million compared with $4.6 million in the first nine months of 1999. The Company presently does not have any large capital projects in process and anticipates only nominal capital expenditures for the balance of this year.

On April 12, 1999, the Company acquired MVE for approximately $83.8 million and paid approximately $156.1 million to retire MVE’s debt obligations.

On August 24, 1999, the Company entered into an amendment to the Credit Facility. That amendment provided for modified financial covenants, increased interest rates, and the suspension of quarterly dividend payments. On October 10, 2000, the Company entered into a new amendment to the Credit Facility, which modifies certain financial covenants through 2001 based on the Company’s current performance levels and adjusts interest rates. The new amendment also provides the Company with the option to enter into an incremental revolving credit facility of up to an additional $10 million for liquidity purposes through 2001.

The Company forecasts sufficient cash flow from operations and available borrowings to fund principal and interest payments and capital expenditures for the next 12 months.

Orders and Backlog

Chart’s consolidated orders for the third quarter of 2000 totaled $114.7 million, compared with orders of $101.2 million for the second quarter of 2000. Chart’s consolidated firm order backlog at September 30, 2000 was $113.4 million, an increase of $24.9 million from $88.6 million at June 30, 2000.

AT orders for the third quarter of 2000 totaled $37.0 million, compared with $35.6 million for the second quarter of 2000. The third-quarter orders were strong in MRI cryostats, medical oxygen products in Europe and environmental test chambers. The Company believes that the continued growth in AT is the result of the Company’s growing focus on end-user markets.

D&S orders for the third quarter of 2000 totaled $45.8 million, compared with $35.1 million for the second quarter of 2000. In the D&S segment, mobile equipment orders for use in oil field service showed the effect of current oil demand, while the demand for packaged gas products such as liquid cylinders continued to increase both in the United States and in Asia.

PS&E orders for the third quarter of 2000 totaled $31.9 million, compared with $30.5 million in the second quarter of 2000. Order activity included the Bechtel ALNG cold boxes and two other large hydrocarbon processing equipment orders received in July. PS&E backlog at September 30, 2000, was $43.2 million, up from $27.7 million at June 30, 2000.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, business and market conditions and foreign currency fluctuations; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) ability of the Company to identify, consummate and integrate the operations of suitable acquisition targets; (f) ability of the Company to manage its fixed-price contract exposure; (g) the ability of the Company to pass on increases in raw material prices; (h) the Company’s relations with its employees; (i) the extent of product liability claims asserted against the Company; (j) variability in the Company’s operating results; (k) the ability of the Company to attract and retain key personnel; (l) the costs of compliance with environmental matters; and (m) the ability of the Company to protect its proprietary information; (n) the ability of the Company to obtain venture capital financing for new product initiatives; and (o) the ability of the Company to satisfy covenants under its Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company’s primary interest rate risk exposure results from the Credit Facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by the use of interest rate collars on approximately 50 percent of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. If interest rates were to increase 200 basis points (2 percent) from September 30, 2000 rates, and assuming no changes in debt from the September 30, 2000 levels, the additional annual expense would be approximately $3.7 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound Sterling, the Czech Koruna, and the Euro. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk.

PART II.    OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

See the Exhibit Index on page 19 of this Form 10-Q.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarterly period ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date: November 3, 2000	/s/ Don A. Baines
Don A. Baines
Chief Financial Officer and Treasurer
(Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Amendment No. 2 dated as of October 10, 2000, to the Credit Agreement dated as of April 12,
1999, among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Lenders
signatories thereto, The Chase Manhattan Bank, as Administrative Agent for the Lenders, and
National City Bank, as Documentation Agent, incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 26, 2000.

27	Financial Data Schedule