Form 10-K
period 2000-12-31
CHART INDUSTRIES INC
filed 2001-03-16
CIK 892553

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 1-11442

Chart Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 5885 Landerbrook Dr. Suite 150, Cleveland, Ohio (Address of principal executive offices)	34-1712937 (I.R.S. Employer Identification No.) 44124 (Zip Code)

Registrant’s telephone number, including area code: (440) 753-1490

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock,	New York Stock Exchange
par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        As of February 15, 2001, the registrant had 24,392,099 shares of Common Stock outstanding. As of that date, the aggregate market value of the Common Stock of the registrant held by non-affiliates was $76,028,611 (based upon the closing price of $4.65 per share of Common Stock on the New York Stock Exchange on February 15, 2001). For purposes of this calculation, the registrant deems the 8,041,860 shares of Common Stock held by all of its Directors and executive officers to be the shares of Common Stock held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 3, 2001 are incorporated by reference into Part III of this Form 10-K.

        Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2000.

PART I

Item 1.    Business; and Item 2.    Properties

THE COMPANY

        Chart Industries, Inc. (the “Company” or “Chart”) was organized in June 1992 as a Delaware corporation to serve as a holding company for the operations described herein. As used herein, the terms “Company” or “Chart” mean Chart Industries, Inc., its subsidiaries and its predecessors, unless the context otherwise indicates. The Company’s executive offices are located at 5885 Landerbrook Drive, Suite 150, Cleveland, Ohio 44124, and its telephone number is (440) 753-1490.

        The Company’s sales for the year ended December 31, 2000 reached $325.7 million, an increase of 11.2 percent over sales of $292.9 million in 1999. The Company’s net income in 2000 was $2.2 million compared with a net loss of $36.3 million in 1999. The 1999 net loss includes the effects of a reorganization of the Company which resulted from the April 12, 1999 acquisition of MVE Holdings, Inc. (“MVE”). Excluding non-recurring items resulting from this acquisition and reorganization, the Company had net income of $4.2 million in 1999.

        Management anticipates that demand for the Company’s products will increase over the next several years. The Company has initiatives to pursue multiple new products focused on the end-user equipment markets for cryogenic (low-temperature) liquids. The use of liquid natural gas (“LNG”) as a vehicle fuel and power generating feedstock, liquid carbon dioxide ( “CO 2 ”) as a cleaning solvent and telemetry to improve distribution logistics each in their own right offer significant market potential. In addition, the Company plans to continue to focus on its worldwide presence as global industrialization and heightened environmental standards result in higher demand for high purity industrial gases, which are generally produced, stored and distributed in a cryogenic form. The recent mergers of several industrial gas producers have temporarily reduced the demand for new process equipment that the Company offers to industrial markets. The pressures for increased efficiency in the industry, however, are expected to result in renewed demand for newer equipment and increased service of existing equipment. The Company is well positioned to benefit from both of these developments. In the hydrocarbon processing market, management expects strong domestic and international growth, stemming in part from increased global natural gas production. Oil producing countries are newly committed to capturing and marketing flared methane that previously was a waste product of the production process. This increased availability of economically priced hydrocarbons is expected to result in greater demand for equipment to liquefy, process and transport these gases.

BUSINESS

General

        The Company is a leading supplier of standard and custom-built equipment primarily used for cryogenic (low-temperature) applications. The Company has developed a particular expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0° Kelvin; -273° Centigrade; -459° Fahrenheit). The majority of the Company’s products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and application of industrial gases and hydrocarbons.

Segments and Products

        The Company’s operations are organized within three segments: Applied Technologies, Distribution & Storage Equipment and Process Systems & Equipment. Further information about these segments is found at Note L to the Company’s financial statements included at Item 8 of this Annual Report on Form 10-K.

Applied Technologies Segment

        The Applied Technologies segment, which accounted for 42.1 percent of the Company’s sales in 2000, consists of various product lines built around the Company’s core competencies in cryogenics but with a focus on the end users of the liquids and gases instead of the large producers and distributors. The Company’s products in the Applied Technologies segment include the following:

LNG Alternative Fuel Systems

        This product line consists of vacuum-insulated containers for LNG storage, cryogenic pumps and liquid dispensers for vehicle fueling systems and LNG and liquid compressed natural gas refueling systems for centrally fueled fleets of vehicles powered by LNG, such as fleets operated by metropolitan transportation authorities, refuse haulers and heavy-duty truck fleets. Competition for LNG fueling and storage systems is based primarily on product design, customer support and service, dependability and price. Although there are alternatives to LNG fuel, the Company is not aware of any viable alternatives to vacuum-insulated containers for LNG fueling and storage systems. The Company has formed a new subsidiary, NexGen Fueling®, Inc. (“NexGen”), to pursue this opportunity. The Company has engaged an investment banking firm to assist the Company in obtaining outside financing to help fund the development of the NexGen business, but the Company plans to retain a majority ownership interest in NexGen.

Telemetry Products

        The Company is developing a new business which focuses primarily on providing routing data to distributors of home health care oxygen and beverage CO 2 . The Company expects that this business will expand into other areas of liquid distribution, such as micro-bulk industrial gases, as the product gains acceptance. This routing data is expected to lower distribution costs and make liquid oxygen and liquid CO 2 more competitive than the existing modes of supply to each of these markets. The Company has formed a new subsidiary, CoolTel®, Inc. (“CoolTel”), to pursue this opportunity. The Company has engaged an investment banking firm to assist the Company in obtaining outside financing to help fund the development of the CoolTel business, but the Company plans to retain a majority ownership interest in CoolTel.

DryWash® CO 2 Cleaning Systems

        The Company offers a patented CO 2 cleaning system to the drycleaning market which allows the drycleaner to replace the highly regulated perchlorethylene solvent with environmentally friendly CO 2 . The system consists of a drycleaning machine, custom storage tanks, CO 2 bulk storage tanks, mixing equipment and delivery equipment. While the Company has completed most of the development of this product, commercialization of the product is dependent on cost reduction and customer acceptance of the new process.

Magnetic Resonance Imaging (“MRI”) Cryostat Components

        The basis of the MRI technique is the magnetic properties of certain nuclei of the human body which can be detected, measured and converted into images for analysis. MRI equipment uses high-strength magnetic fields, applied radio waves and high-speed computers to obtain cross-sectional images of the body. The major components of the MRI assembly are a series of concentric thermal shields and a supercooled magnet immersed in a liquid helium vessel (a “cryostat”) that maintains a constant, extremely low temperature ( 4° Kelvin; -452° Fahrenheit) to achieve superconductivity. The Company manufactures large cryostats, various cryogenic interfaces, electrical feed-throughs and various other MRI components that are used to transfer power and/or cryogenic fluids from the exterior of the MRI unit to the various layers of the cryostat and superconducting magnet.

        The Company currently sells all of its MRI cryostats to General Electric Company (“GE”) and is the exclusive supplier of GE’s cryostats. GE is the leading worldwide manufacturer of MRI equipment.

Bulk Liquid CO 2 Containers

        This product line consists primarily of vacuum-insulated, bulk liquid CO 2 containers used for beverage carbonation in restaurants, convenience stores and cinemas. The Company also manufactures and markets non-insulated bulk flavored syrup containers for side-by-side installation with its CO 2 systems. The Company’s beverage systems are sold to food franchisers, soft drink companies and CO 2 distributors.

        The Company’s primary competitors for its bulk liquid CO 2 beverage delivery systems are producers of high pressure gaseous CO 2 systems and sellers of bulk liquid CO 2 beverage systems. The Company believes that competition for bulk liquid CO 2 beverage systems is based primarily on service and price.

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

        Individuals for whom supplemental oxygen is prescribed generally purchase or rent an oxygen system from a home healthcare provider or medical equipment dealer. The provider/dealer or physician usually selects which type of oxygen system to recommend to its customers: liquid oxygen systems, oxygen concentrators or high pressure oxygen cylinders. Liquid systems are currently believed to have more therapeutic value.

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

        These products are sold through laboratory product original equipment manufacturers (“OEMs”), laboratory product distributors, industrial gas distributors and breeding service providers. Many of these distributors provide a single source for many different types of products to hospitals, medical laboratories and research facilities.

        The Company’s competitors for biological storage systems include only a few companies inside and outside the United States, including Harsco. Competition for biological storage systems is based primarily on product design, reliability and price. Alternatives to vacuum-insulated vessels include mechanical, electrically powered refrigeration for storage of biological matter.

Thermal Vacuum Test Chambers

        The Company designs and manufactures thermal vacuum systems marketed to a customer base that includes the aerospace industry, government agencies, universities and national research facilities. The Company is a leading domestic supplier of space simulation systems and other types of test chambers used to test satellites and electronic components. The Company also manufactures large vacuum chambers for telescope mirror aluminizing, a process in which aluminum is vaporized to coat the surface of a large telescope mirror to restore its reflectivity. Management believes that the Company, as a pioneer in the development of this technology, has supplied the majority of these systems worldwide. The Company’s major competitors in the market for thermal vacuum products and systems for aerospace and research applications include XL/CBI, Dynavac and Bemco.

        The Company’s experience and technological advancements in the high-vacuum area resulted in its involvement, beginning in 1995 and concluding in December 1998, in equipping the Laser Interferometer Gravitational-Wave Observatory (“LIGO”) project, a scientific research project sponsored by the National Science Foundation and jointly managed by the Massachusetts Institute of Technology and the California Institute of Technology. The observatories are dedicated to the detection and measurement of cosmic gravitational waves and the harnessing of these waves for scientific research. The Company supplied all of the required LIGO vacuum equipment, including vacuum chambers, large pipe spools, valves, vacuum pumps, controllers and modular clean rooms. Management believes that expertise in the field of high-vacuum technology developed by the Company through its involvement in the LIGO project may have a number of new commercial applications.

Vacuum-Insulated Pipe

        This product line specializes in the design and fabrication of custom cryogenic piping (“VIP”) for liquid nitrogen, oxygen, argon, helium and hydrogen in pipe sizes ranging from  1 /4" to 48". The configuration of VIP is built to order and is restricted only by shipping and installation constraints. Approximately 50 percent of VIP is supplied as fuel transfer piping to space launch facilities. Launch pad construction is at an all time high to service increased launch demand for satellites driven by growth in telecommunications, global positioning, scientific observation and defense applications. The Company provides unique design, production and installation capabilities. The Company’s equipment is employed on every launch facility in North America. Competition for VIP is based on technology (foam vs. vacuum insulation), price and delivery lead times.

        The Company is developing new technologies for insulated piping that will expand applications for the Company’s VIP. Python™ piping is sold as an alternative to modular foam insulated piping for thermally sensitive liquids, process fluids and beverage production. Large bore vacuum insulated piping is now being employed for LNG transmission in production and receiving terminals.

Nitrogen Injection Systems

        This product line consists of injectors used by the bottling industry to give enhanced storage characteristics to non-carbonated beverages such as iced tea, water and juices.

Environmental Test Chambers

        This product line provides the most thermally efficient test chambers, capable of providing 60° celsius-per-minute temperature change. State-of-the-art vibration systems can also be combined with the thermal test chamber.

Cryogenic and Non-Cryogenic Components

        The Company’s line of cryogenic components, including high-pressure cryogenic pumps, valves and specialty components, are recognized in the market for their reliability, quality and performance. These products are sold to the Company’s heat exchanger and cold box customers in the industrial gas and hydrocarbon processing industries, as well as to a diverse group of customers in those and other industries. The Company competes with a number of suppliers of cryogenic components, including Cryogenic Industries, CCI and Acme Cryogenics.

        The Company also produces small diameter stainless steel tubing for sale to distributors to satisfy their customers’ requirements for quick delivery. The Company’s manufacturing strategy is to focus on custom sizes and smaller production runs, which management believes gives the Company a competitive advantage in providing a superior quality product while meeting customer demands for dependable, fast delivery. With its production and marketing efforts directed principally to customers relying on prompt delivery, the Company is able to compete primarily on the basis of service rather than price. Numerous manufacturers of stainless steel tubing are able to compete with the Company in this market.

Distribution & Storage Equipment Segment (“Distribution and Storage”)

        Representing 42.3 percent of the Company’s sales in 2000, the products supplied by the Distribution and Storage segment are driven primarily by the large and growing installed base of users of cryogenic liquids as well as new applications and distribution technologies for cryogenic liquids. The Company’s products span the entire spectrum of the industrial gas market from small customers requiring cryogenic packaged gases to large users requiring custom engineered cryogenic storage systems and include the following:

Cryogenic Bulk Storage Systems

        The Company is a leading supplier of cryogenic bulk storage systems of various sizes ranging up to 100,000 gallons. Using sophisticated vacuum insulation systems placed between inner and outer vessels, these bulk storage systems are able to store and transport liquefied industrial gases and hydrocarbon gases at temperatures nearing absolute zero. The Company has experienced growth in its bulk storage systems sales as the demand for liquefied industrial gases and liquefied hydrocarbon gases has increased. Customers for the Company’s cryogenic storage tanks include industrial gas producers, chemical producers, manufacturers of electrical components and businesses in the oil and natural gas industries. Prices for the Company’s cryogenic bulk storage systems range from $20,000 to $500,000. Principal customers for the Company’s cryogenic bulk storage systems are AGA, Air Liquide, Air Products, BOC and Praxair. The Company competes chiefly with Harsco in this area.

Cryogenic Packaged Gas Systems

        The Company is a leading supplier of cryogenic packaged gas systems of various sizes ranging from 50 gallons to 1,000 gallons. Cryogenic liquid cylinders are used extensively in the packaged gas industry to allow smaller quantities of liquid to be easily delivered to the customers of the industrial gas distributors on a full-for-empty basis. Principal customers for the Company’s liquid cylinders are AGA, Air Liquide, Air Products, BOC and Praxair. The Company competes chiefly with Harsco in this area. The Company has recently developed two new technologies in the packaged gas product area: ORCA® Micro-Bulk systems and Tri-fecta® Laser Gas assist systems. ORCA® Micro-Bulk systems bring the ease of use and distribution economics of bulk gas supply to customers formerly supplied by high pressure or cryogenic liquid cylinders. The ORCA® Micro-Bulk system growth has exceeded Company expectations and is the substantial market leader in this growing segment. The Tri-fecta® Laser Gas assist system was developed to meet the performance requirements for new high powered lasers being used in the metal fabrication industry. Growth of this product has also exceeded Company expectations, and the Company has no knowledge of a similar competitive product.

Distribution Equipment

        The Company supplies numerous products used for transporting cryogenic liquids including railcars, intermodal containers and small truck-mounted units used in the ORCA® Micro-Bulk delivery system. The market for specialized distribution equipment for use in the nitrogen oil field service industry, one market served by this business, is growing substantially.

Cryogenic Services

        The Company operates four locations providing installation, service and maintenance of cryogenic products including storage tanks, liquid cylinders, cryogenic trailers, cryogenic pumps and vacuum-insulated pipe. The Company’s national service network is unique in the industry, and the Company believes this network provides a significant competitive edge. The Company anticipates the demand for full service, national, qualified maintenance of cryogenic products and installations will increase. The Company’s cryogenic services business results primarily from its March 1999 acquisition of a group of privately held companies, collectively known as Northcoast Cryogenics (“Northcoast”), and its December 1999 acquisition of the operational assets and personnel of Air Liquide America’s cryogenic repair center located in Houston, Texas.

Process Systems & Equipment Segment (“Process Systems”)

        The Company’s principal products within the Process Systems segment, which accounted for 15.6 percent of sales in 2000, are focused on the process equipment, primarily heat exchangers and coldboxes, used by the major industrial gas, natural gas and petrochemical companies in the production of their products.

Heat Exchangers

        The Company is the leading designer and manufacturer of cryogenic heat exchangers. Using technology pioneered by the Company, heat exchangers are incorporated into systems such as cold boxes to facilitate the progressive cooling and liquefaction of air or hydrocarbon mixtures for the subsequent recovery or purification of component gases. In the industrial gas market, heat exchangers are used to obtain high purity atmospheric gases, such as oxygen, nitrogen and argon, which have numerous diverse industrial applications. In hydrocarbon processing industries, heat exchangers allow producers to obtain purified hydrocarbon by-products, such as methane, ethane, propane and ethylene, which are commercially marketable for various industrial or residential uses. Heat exchangers are customized to the customer’s order and range in price from approximately $30,000 for a relatively simple unit to as high as $10 million for a major project.

        Management anticipates the return of strong demand for its heat exchangers, resulting substantially from increased activity in the petrochemical and liquid natural gas segments of the hydrocarbon processing market. In particular, management believes that continuing efforts by petroleum producing countries to make better use of previously flared methane and to broaden their industrial base present a promising source of demand for the Company’s heat exchangers. Demand for heat exchangers in developed countries is expected to continue as firms upgrade their facilities for greater efficiency and regulatory compliance. Historic demand for heat exchangers has cycled to very low levels and typically recovered to new peak requirements. To ensure adequate capacity for anticipated growth in demand for heat exchangers, the Company operates two facilities, the larger being in the United States with a smaller capacity facility in the United Kingdom.

        The Company’s principal competitors for heat exchangers are Linde, Sumitomo, Kobe and Nordon. Management believes that the Company is the only producer of large brazed aluminum heat exchangers in the United States and, with the second facility in the United Kingdom, has the leading market share in the global heat exchanger market. Major customers for the Company’s heat exchangers in the industrial gas market include Air Liquide, Air Products, BOC, MG Industries and Praxair. In the hydrocarbon processing market, major customers include BP AMOCO, ARCO, EXXON and contractors such as ABB Lummus, Bechtel and M.W. Kellogg.

Cold Boxes

        The Company is a leading designer and fabricator of cold boxes. Cold boxes are highly engineered systems used to significantly reduce the temperature of gas mixtures to the point where component gases liquefy and can be separated and purified for further use in multiple industrial, scientific and commercial applications. In the industrial gas market, cold boxes are used to separate air into its major atmospheric components, including nitrogen, oxygen and argon, where the gases are used in a diverse range of applications such as the quick-freezing of food, wastewater treatment and industrial welding. In the hydrocarbon processing market, the Company’s cold box systems are used in natural gas processing and in the petrochemical industry. The construction of a cold box generally consists of one or more heat exchangers and other equipment packaged in a “box” consisting of metal framing and a complex system of piping and valves. Cold boxes, which are designed and fabricated to order, sell in the price range of $500,000 to $10 million, with the majority of cold boxes priced between $1 million and $2 million.

        The Company has a number of competitors for fabrication of cold boxes, including E.S. Fox and Ivor J. Lee. Principal customers for the Company’s cold boxes include Air Liquide, ABB Lummus, BP AMOCO, Bechtel, Stone & Webster, M.W. Kellogg, and Lurgi.

Market Overview

        The Company serves a wide variety of markets through its emphasis on the equipment for end-users of cryogenic liquids. These markets include beverage bottling and dispensing, alternative transportation fuels, environmentally friendly dry cleaning, biomedical research, medical test equipment, home-healthcare and electronics testing, to name just a few. With such a wide variety of markets, the Company has reduced the effect that fluctuations in the overall industrial gas and hydrocarbon markets have on its profitability.

        Despite its cyclicality, management believes that the global expansion of the industrial gas and hydrocarbon processing markets presents attractive opportunities for growth. To date, the sources of the Company’s international business principally have been its large domestic-based customers, who are aggressively expanding into international markets, and large foreign-based companies with significant U.S. operations. In 2000, approximately 33 percent of the Company’s sales were destined for use at job sites outside the United States compared to 34 percent in 1999 and 30 percent in 1998. During 1999, to position the Company to take advantage of anticipated growth opportunities in the Company’s markets abroad, management concentrated its efforts on forming the Chart Europe Division. The mission of this division is to integrate the Company’s European manufacturing ability with its marketing arm. Sales in this division grew 35.9 percent to $36.2 million in 2000.

        The industrial gas market is the largest market served by the Company. The top world producers of industrial gases have been among the Company’s largest customers for each of the last three years. Producers of industrial gases separate atmospheric air into its component gases using cryogenic processes. The resultant liquid gases are then stored and transported for ultimate use by a wide variety of customers in the petrochemical, electronics, glass, paper, metals, food, fertilizer, welding, enhanced oil recovery and medical industries. Industrial gas producers use heat exchangers and cold boxes to produce liquid gases. Cryogenic tanks and components, including pumps, valves and piping, are also used to store, transport and distribute liquid gases to end users.

        The hydrocarbon processing market consists of petrochemical and natural gas processors. Natural gas processing involves the separation and purification of natural gas for the production of liquid gas end products such as methane, ethane, propane and butane, and by-products such as helium, which have numerous commercial and industrial applications. In the petrochemical industry, cryogenic separation and purification processes are required to produce ethylene (the basic building block of plastics), propylene and numerous other primary hydrocarbons having industrial uses. Like the industrial gas market, the hydrocarbon processing market uses all of the categories of the Company’s cryogenic products in the gas separation and purification processes and the subsequent storage and distribution of liquid gases. Major customers for the Company’s products in the hydrocarbon processing markets are large multinational firms in the oil and gas industry, and large engineering and construction concerns.

Engineering and Product Development

        The Company’s engineering and product development activities are focused on developing new and improved solutions and equipment for the users of cryogenic liquids. The Company’s engineering, technical and marketing employees actively assist customers in specifying their needs and in determining appropriate products to meet those needs. Portions of the Company’s engineering expenditures typically are charged to customers, either as separate items or as components of product cost.

Competition

        Management believes the Company can compete effectively around the world and that it is a leading competitor in its markets. Competition is based primarily on performance and the ability to provide the design, engineering and manufacturing capabilities required in a timely and cost-efficient manner. Contracts are usually awarded on a competitive bid basis. Quality, technical expertise and timeliness of delivery are the principal competitive factors within the industry. Price and terms of sale are also important competitive factors. Because reliable market share data is not available, it is difficult to estimate the Company’s exact position in its markets, although the Company believes it ranks among the leaders in each of the markets it serves.

Marketing

        The Company’s principal operating units currently market products and services in North America primarily through 166 direct sales personnel, and supplement these direct sales through independent sales representatives and distributors. The technical and custom design nature of the Company’s products requires a professional, highly trained sales force. While each salesperson is expected to develop a highly specialized knowledge of one product or group of products within a segment of the Company, each salesperson is now able to sell many products from different segments to a single market.

        The Company uses independent sales representatives to conduct its sales in certain foreign countries that the Company serves. These independent sales representatives supplement the Company’s direct sales force in dealing with language and cultural matters. The Company’s domestic and foreign independent sales representatives earn commissions on sales, which vary by product type.

Orders and Backlog

        The Company considers orders to be those for which the Company has received a signed purchase order or other written contract from the customer. Such orders are included in backlog until recognized as revenue or cancelled. The table below sets forth orders and backlog by segment for the periods presented.

	Years Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Orders
Applied Technologies	$148,259	$112,528	$ 53,004
Distribution and Storage Equipment	154,756	96,722	36,727
Process Systems & Equipment	78,149	32,087	82,404

Total	$381,164	$241,337	$172,135

Backlog
Applied Technologies	$ 35,205	$ 25,891	$ 17,615
Distribution and Storage Equipment	39,227	26,372	14,820
Process Systems & Equipment	33,686	8,165	63,688

Total	$108,118	$ 60,428	$ 96,123

        The Company experienced a significant increase in orders in the Process Systems segment in 2000. This increase was due to a recovery in the natural gas processing market. In the Applied Technologies segment the increase was largely driven by the inclusion of certain MVE products for the full year, while 1999 only included orders for these products subsequent to April 12. Additionally, MRI cryostat, LNG systems and medical oxygen products all showed significant order improvements over 1999. Like Applied Technologies, the Distribution and Storage segment benefited significantly in 2000 by the inclusion of MVE for the full year. In addition, the packaged gas and ORCA® Micro-Bulk delivery systems demonstrated significantly improved orders due to several new long term supply agreements with large industrial gas suppliers. The Company’s Czech Republic operations also continued to increase market share in Europe as they demonstrated improved quality.

        Approximately 98 percent of the December 31, 2000 backlog is scheduled to be recognized as sales during 2001. The Company’s backlog fluctuates from time to time, and the amounts set forth above are not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. The increased focus within the Company on the Distribution and Applications segments will generally reduce backlog, as products within these segments tend to have shorter lead times.

Customers

        Ten customers accounted for 42 percent of consolidated sales in 2000. The Company’s sales to particular customers fluctuate from period to period. In 2000, approximately 33 percent of sales were destined to be used in foreign countries. To reduce credit risk for both foreign and domestic sales, the Company requires customer advances, letters of credit and other similar guarantees of payment. For certain foreign customers the Company also purchases credit and political risk insurance. The Company believes its relationships with customers are good.

Patents and Trademarks

        Although the Company has a number of patents, trademarks and licenses related to its business, no one of them or related group of them is considered by the Company to be of such importance that its expiration or termination would have a material adverse effect on the Company’s business. In general, the Company depends upon technological capabilities, manufacturing quality control and application of know-how, rather than patents or other proprietary rights, in the conduct of its business.

Raw Materials and Suppliers

        The Company manufactures most of the products it sells. The raw materials used in manufacturing include aluminum sheets, bars, plate and piping, stainless steel strip, heads, plate and piping, palladium oxide, carbon steel heads and plate and 9 percent nickel steel heads and plate. Most raw materials are available from multiple sources of supply.

        Commodity metals used by the Company have experienced fluctuations in price. The Company has generally been able to recover the costs of price increases through its contracts with customers. The Company foresees no acute shortages of any raw materials which would have a material adverse effect on its operations.

Employees

        As of December 31, 2000, the Company had 1,735 domestic employees and 642 international employees, including 689 salaried, 372 union hourly and 1,316 non-union hourly employees. The salaried employees included 126 engineers and draft-persons and 563 other professional, technical and clerical personnel.

        The Company is a party to three collective bargaining agreements through its operating subsidiaries, one of which is being renegotiated. The agreement with the International Association of Machinists and Aerospace Workers covering 176 employees at the Company’s La Crosse, Wisconsin, heat exchanger facility expired February 3, 2001. The Company expects that this agreement will be replaced by a new agreement expiring February 3, 2004. The agreement with the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers covering 71 employees at the Company’s Plaistow, New Hampshire, facility expires August 30, 2002. The agreement with the United Steel Workers covering 125 employees at the Company’s New Prague, Minnesota, facility expires January 15, 2002. Since the acquisition of each of its operating units, the Company has not had any work stoppages or strikes. The Company believes its employee relations are good.

Facilities

        The Company occupies 22 principal locations totaling approximately 1.8 million square feet, with the majority devoted to manufacturing, assembly and storage. Of these manufacturing facilities, approximately 1.3 million square feet are owned and 500,000 square feet are occupied under operating leases. The Company considers its manufacturing facilities sufficient to meet its current and planned operational needs. The Company leases approximately 11,400 square feet for its executive offices in Cleveland, Ohio. The Company’s owned facilities in the United States are subject to mortgages securing the Company’s consolidated credit and revolving loan facility.

        The following table sets forth certain information about the Company’s facilities:

Location	Segment	Sq. Ft.	Ownership	Use
Columbus, Ohio	Applied Technologies	46,200 5,000	Leased Leased	Manufacturing/Office Warehouse
Costa Mesa, California	Applied Technologies	42,000	Leased	Manufacturing/Office
Burnsville, Minnesota	Applied Technologies	91,000	Owned	Manufacturing/Office
Canton, Georgia	Applied Technologies	138,000	Owned	Manufacturing/Office
Lonsdale, Minnesota	Applied Technologies	13,500	Leased	Manufacturing
Clarksville, Arkansas	Applied Technologies	85,300	Owned	Manufacturing/Office
Greenville, Pennsylvania	Applied Technologies	2,100	Leased	Office
Solingen, Germany	Applied Technologies	2,600	Leased	Office/Warehouse
Plaistow, New Hampshire	Distribution & Storage	164,400	Owned	Manufacturing/Office
Denver, Colorado	Distribution & Storage	124,300 103,800	Leased Owned	Manufacturing/Office Manufacturing/Office
Ottawa Lake, Michigan	Distribution & Storage	25,200	Leased	Manufacturing
Houston, Texas	Distribution & Storage	22,000	Leased	Manufacturing
Holly Springs, Georgia	Distribution & Storage	6,000	Leased	Manufacturing
New Prague, Minnesota	Distribution & Storage	200,000 15,000 6,000 16,000 8,000	Owned Leased Owned Leased Owned	Manufacturing Manufacturing Manufacturing Office Manufacturing
Decin, Czech Republic	Distribution & Storage	194,000	Owned	Manufacturing
Yennora, Australia	Distribution & Storage	80,000	Leased	Manufacturing
Zhangiajang, China	Distribution & Storage	30,000	Leased	Manufacturing
La Crosse, Wisconsin	Process Systems	149,000	Owned	Manufacturing/Office
Westborough, Massachusetts	Process Systems	18,500	Leased	Office
New Iberia, Louisiana*	Process Systems	62,400	Leased	Manufacturing
Wolverhampton, England	Process Systems	138,400	Owned	Manufacturing/Office
Cleveland, Ohio	Corporate Headquarters	11,400	Leased	Office

*  Leased by a joint venture in which the Company has a 50 percent interest.

Environmental Matters

        The Company’s operations involve and have involved the handling and use of substances, such as various cleaning fluids used to remove grease from metal, that are subject to federal, state and local environmental laws and regulations. These regulations impose limitations on the discharge of pollutants into the soil, air and water, and establish standards for their storage and disposal. The Company monitors and reviews its procedures and policies for compliance with environmental laws and regulations. The Company’s management is familiar with these regulations, and supports an ongoing capital investment program to maintain the Company’s adherence to required standards.

        As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing and executing work plans for remediation of environmental conditions involving certain of its operating facilities. Based upon the Company’s study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site remediation efforts will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations. Expected future expenditures relating to these remediation efforts are expected to be made over the next 10 years as ongoing operating costs of remediation programs. Although the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Except for its continuing remediative efforts described above, the Company believes that it is currently in substantial compliance with all known material and applicable environmental regulations.

Item 3.    Legal Proceedings

        The Company’s Applied Technologies business (“Applied Technologies”) has been named as a defendant in three similar cases pending in the Court of Common Pleas, Montgomery County, Ohio, related to the same incident. On December 7, 2000, an accident occurred at the IHS at Carriage by the Lake nursing home outside Dayton, Ohio. A nitrogen tank was connected to the nursing home’s oxygen system resulting in the death of five elderly patients and injuries to five additional patients from inhaling nitrogen. Mr. Harold Tomlin filed a complaint on December 13, 2000, individually and as Executor of the Estate of Helen Tomlin, Deceased, in Tomlin, et al. v. IHS at Carriage by the Lake, et al., naming as defendants BOC Gases of Dayton and its parent company, The BOC Group, Inc., the nursing home and its parent company, Applied Technologies, and a “John Doe” manufacturer and supplier. The claims against the Company in this case are for negligence, strict product liability, failure to warn, negligence per se, breach of warranty and punitive damages. The allegations underlying the claims involve defective or deficient manufacture, construction, design, labeling, formulation and warnings with regard to a cylinder. Tomlin is seeking $5 million in compensatory damages, $5 million in punitive damages, prejudgment and post-judgment interest and costs and fees. Gayleen Waldspurger filed a complaint on December 20, 2000, individually and as Executor of the Estate of Pauline Tays, in Waldspurger v. BOC Gases, et al., naming as defendants The BOC Group, Inc., the nursing home and its parent company, a “John Doe” employee and Applied Technologies. The claims against the Company in this case are for negligence based on wrongful death and survivorship, strict liability, negligence per se, product liability and breach of warranty. The underlying allegations are general as to the Company, and are similar to those in the Tomlin lawsuit. Ms. Waldspurger is seeking $2.5 million in compensatory damages for wrongful death, $1 million in compensatory damages for personal injury and survivorship claims and $5 million in punitive damages. On January 12, 2001, Ronald and Ruthanna Leslie filed a complaint in Leslie v. IHS at Carriage by the Lake, et al., claiming that Mr. Leslie, a patient at the nursing home, inhaled nitrogen and, as a result, suffered severe and permanent personal injuries, including brain damage and the aggravation of other medical conditions from which he suffered on the day of the accident. The defendants and the claims against the Company are identical to those asserted in the Tomlin lawsuit. The damages sought by the Leslies include $10 million in compensatory damages, $10 million in punitive damages, $2 million for loss of consortium damages, prejudgment and post-judgment interest and costs and fees. The Company is vigorously defending all three cases and has filed its answer, denied all liability and cross-claimed for contribution from The BOC Group, Inc. and IHS in each case. All three cases are in the discovery phase and none are set for trial at this time.

        The Company is a party to other routine legal proceedings incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse affect on the Company’s operating results, cash flows or financial position.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

Executive Officers of the Registrant

        Certain information as of December 31, 2000, regarding each of the Company’s executive officers is set forth below:

Name	Age	Position
Arthur S. Holmes	59	Chairman, Chief Executive Officer and a Director
James R. Sadowski	59	President and Chief Operating Officer
Don A. Baines	57	Chief Financial Officer, Treasurer and a Director
John T. Romain	36	Controller and Chief Accounting Officer

        Arthur S. Holmes has been Chairman and Chief Executive Officer of the Company since its formation in June 1992, and was President until December 1993. He also has been President and the principal owner of Holmes Investment Services, Inc. (“HIS”), a management consulting firm, since 1989. Mr. Holmes served as President of ALTEC International, Inc. (“ALTEC”) from 1985 through 1989. From 1978 through 1985, he served in a variety of managerial capacities for Koch Process Systems, Inc., the predecessor of Process Systems International, Inc. (“PSI”), an operating unit of the Company, most recently as Vice President-Manager of the Gas Processing Division. Mr. Holmes is the co-inventor of the Company’s patented Ryan/Holmes technology. Mr. Holmes holds a BS and an MS in Chemical Engineering from the Pennsylvania State University and an MBA from Northeastern University.

        James R. Sadowski has been President and Chief Operating Officer of the Company since December 1993. Prior to joining the Company, Mr. Sadowski served as Group Vice President of Parker Hannifin Corporation’s Bertea Aerospace Group (“Bertea”) from 1991 to 1993. Prior to his service at Bertea he served in various managerial capacities at Parker Hannifin Corporation and TRW Inc. Mr. Sadowski holds a BS in Engineering/Science from Case Institute of Technology and an MS degree from the same institution in Mechanical Engineering.

        Don A. Baines has been the Chief Financial Officer and Treasurer of the Company since its formation in June 1992. He also has served as Chief Financial Officer for HIS since 1989. From 1986 through 1992, Mr. Baines served as Chief Financial Officer for ALTEC. From 1976 through 1985, Mr. Baines served in a variety of managerial capacities, most recently Controller, in the Process/Transport Division of the Trane Company, which included the predecessor of ALTEC. Mr. Baines is a Certified Public Accountant and holds a BBA in Accounting from St. Edward’s University, Austin, Texas.

        John T. Romain has been the Chief Accounting Officer since May 1999 and has served as the Company’s Controller since July 1993. Prior to joining the Company, Mr. Romain worked for Ernst & Young LLP in its Audit and Assurance practice. Mr. Romain is a Certified Public Accountant and holds a BA in Accounting and Computer Systems from Grove City College, Grove City, Pennsylvania.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Quarterly Stock Prices and Dividends

Quarter 2000	High	Low	Dividend
1st	$ 4.750	$2.938	—
2nd	5.125	2.625	—
3rd	6.375	4.250	—
4th	6.000	4.000	—

Quarter 1999	High	Low	Dividend
1st	$ 9.000	$6.375	$.050
2nd	10.750	6.438	.050
3rd	7.875	4.125	—
4th	5.250	3.375	—

Limitations on the Payment of Dividends

        Under the terms of the Company’s amended Credit Facility, the Company was prohibited from paying any cash dividends with respect to its capital stock until January 1, 2001. The Company is permitted to pay cash dividends not exceeding $7.2 million in any fiscal year after January 1, 2001, but only if at both the time of the payment of the dividend and immediately thereafter there is no event of default under the Credit Facility.

Related Stockholder Matters

        Chart Industries Common Stock is traded on the New York Stock Exchange under the symbol “CTI.”

        Shareholders of record on January 31, 2001 numbered 2,066. The Company estimates that an additional 5,000 shareholders own stock held for their accounts at brokerage firms and financial institutions.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data of the Company for each of the five years during the period ended December 31, 2000. The data was derived from the annual audited consolidated financial statements of the Company for the relevant years and includes the operations of acquired businesses after their date of acquisition, including for periods after April 12, 1999, the operations of MVE. Further information about the Company’s acquisitions is found at Note E to the Company’s consolidated financial statements included at Item 8 of this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2000	1999	1998	1997	1996
Income Statement Data:
Sales	$325,700	$292,937	$229,423	$192,249	$148,400
Gross profit	96,029	77,381	77,657	61,240	45,002
Selling, general and administrative expense	60,803	51,455	32,189	25,901	21,457
Goodwill amortization expense	4,921	3,670	1,313	305	288
Restructuring (income) expense	(614)	11,982	—	—	—
Acquired in-process research and development	—	22,010	—	—	—
Operating income (loss)	30,919	(11,736)	44,155	35,034	23,257
Gain on sale of assets	1,041	2,505	—	—	—
Net interest expense	26,676	15,854	901	350	623
Income tax expense	3,012	3,215	15,039	12,057	7,605
Minority interest, net of taxes	117	171	—	—	—
Income (loss) before extraordinary charge	2,155	(28,471)	28,215	22,627	15,029
Extraordinary item, net of tax	—	(7,809)	—	—	—
Net income (loss)	2,155	(36,280)	28,215	22,627	15,029
Earnings per Common Share:
Net income (loss)	$ .09	$ (1.53)	$ 1.17	$ 1.01	$ .67
Net income (loss)—assuming dilution	$ .09	$ (1.53)	$ 1.16	$ .99	$ .66
Other Financial Data:
Operating income before gain on sale of assets, net interest expense, income taxes, minority interest and depreciation and amortization	$ 48,783	$ 5,173	$ 51,181	$ 38,545	$ 25,965
Depreciation and amortization	17,864	16,909	7,026	3,511	2,708
Dividends	—	2,370	4,821	3,858	3,002
Dividends per share	$ —	$ .10	$ .20	$ .17	$ .13
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$ 4,921	$ 2,314	$ 2,169	$ 22,095	$ 9,408
Working capital	45,892	50,087	25,326	39,476	14,191
Total assets	421,489	424,570	158,205	128,919	81,196
Total debt	269,870	278,672	11,325	4,468	4,830
Long-term debt, less current portion	244,386	259,336	10,894	4,063	4,469
Shareholders’ equity	54,844	55,512	93,154	76,457	28,096

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

        During 2000, the Company continued its focus on developing products that are expected to continue the growth trend Chart has demonstrated since its initial public offering in 1992. The Company is growing through organic development of new products, extension of products worldwide and acquisitions. The Company has grown from $92 million in sales in 1992 to $326 million in sales in 2000. The Company has also moved from being concentrated in the Process Systems segment to offering a wider array of products, many of which are more focused on the end usage of cryogenic liquids than on the production of these liquids.

        The migration of the Company’s business, from products primarily employed in the production of cryogenic liquids to a broader array of products used throughout the cryogenic liquid-gas supply chain, is demonstrated by the historical growth of the Applied Technologies and Distribution and Storage businesses. In 2000, the Company’s Applied Technologies segment represented $137.0 million, or 42.1 percent, of its sales and $54.5 million, or 56.7 percent, of its gross profit. In 1992, the Company’s equivalent segment had sales of $15.8 million, representing 15.1 percent of the Company’s 1992 sales. Likewise, the Distribution and Storage segment generated sales of $137.9 million, or 42.3 percent, of consolidated sales in 2000. In 1992, this segment had $22.8 million in sales, representing 21.8 percent of the Company’s sales for that year. In 2000, the Process Systems segment represented 15.6 percent of consolidated revenue.

        With respect to the Company’s overall performance in 2000, the Company experienced an 11.2 percent increase in sales and a 105.9 percent increase in net income compared with the prior year. The increase in 2000 sales can primarily be attributed to the inclusion of MVE in the Company’s results for the full year, while the increase in 2000 net income is primarily due to the non-recurring items included in 1999 net income resulting from the acquisition of MVE (primarily acquired in-process research and development expense and the extraordinary loss on the early extinguishment of debt) and the subsequent reorganization of the Company.

Operating Results

        The following table sets forth the percentage relationship that each line item in the Company’s statements of operations represents to sales.

	Years Ended December 31,
	2000	1999	1998
Sales	100.0%	100.0%	100.0%
Cost of products sold	70.5	73.6	66.2
Gross profit	29.5	26.4	33.8
Selling, general and administrative expense	18.7	17.6	14.0
Goodwill amortization expense	1.5	1.2	.6
Restructuring (income) expense	(.2)	4.1	—
Acquired in-process research and development	—	7.5	—
Operating income (loss)	9.5	(4.0)	19.2
Gain on sale of assets	.3	.8	—
Interest expense, net	8.2	5.4	.4
Income taxes	.9	1.1	6.5
Income (loss) before extraordinary item	.7	(9.7)	12.3
Extraordinary item	—	(2.7)	—
Net income (loss)	.7	(12.4)	12.3

Segment Information

        The following table sets forth sales, gross profit and gross profit margin for the Company’s three operating segments.

	Years Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Sales
Applied Technologies	$136,952	$105,323	$ 62,256
Distribution and Storage Equipment	137,929	105,529	42,558
Process Systems and Equipment	50,819	82,085	124,609

Total	$325,700	$292,937	$229,423

Gross Profit
Applied Technologies	$ 54,449	$ 35,521	$ 17,323
Distribution and Storage Equipment	29,311	25,313	13,061
Process Systems and Equipment	12,269	16,547	47,273

Total	$ 96,029	$ 77,381	$ 77,657

Gross Profit Margin
Applied Technologies	39.8%	33.7%	27.8%
Distribution and Storage Equipment	21.3%	24.0%	30.7%
Process Systems and Equipment	24.1%	20.2%	37.9%
Total	29.5%	26.4%	33.8%

Years Ended December 31, 2000 and 1999

        Sales for 2000 were $325.7 million versus $292.9 million for 1999, an increase of $32.8 million, or 11.2 percent. The increase in sales was the result of growth in sales for the Applied Technologies and Distribution and Storage segments of $31.6 million and $32.4 million, respectively, offset by a $31.3 million decrease in Process Systems sales.

        The Applied Technologies segment increase in sales was largely driven by the inclusion of certain product lines of MVE for the full year, while 1999 only included sales subsequent to April 12. Additionally, MRI cryostat, LNG systems and medical oxygen products all showed significant improvements over 1999.

        Similar to Applied Technologies, sales of the Distribution and Storage segment benefited significantly in 2000 by the inclusion of MVE for the full year. The packaged gas and ORCA® Micro-Bulk delivery systems demonstrated significantly improved sales due to several new long term supply agreements with the large industrial gas suppliers. The Company’s Czech Republic operations also continued to increase market share in Europe as they demonstrated improved quality.

        The Process Systems segment sales reflect the significant and extended downturn in the industrial gas market for new production equipment. This market has been cyclical in the past as demonstrated by the Company’s poor performance in 1993 and 1994. The Company believes that it should see the beginning of an upturn in the cycle in 2001.

        Gross profit for 2000 was $96.0 million versus $77.4 million for 1999. Gross profit in 1999 was reduced by $1.2 million for acquired profit in inventory related to the MVE acquisition and $936,000 for inventory related restructuring charges, both of which were included in cost of sales. Gross profit margin for 2000 was 29.5 percent versus 26.4 percent for 1999. The Applied Technologies segment gross margin improved as its sales growth was concentrated in the higher margin products, driven largely by providing system solutions instead of components. The Process Systems segment also saw improved margins, largely due to the improved volumes as the result of the Trinidad LNG project as well as several other higher margin hydrocarbon processing projects. Gross profit margin in the Distribution and Storage segment declined nearly three percentage points, primarily due to poor performance in the Cryogenic Service Division.

        Selling, general and administrative (“SG&A”) expense for 2000 was $60.8 million versus $51.5 million for 1999, an increase of $9.3 million, or 18.2 percent. As a percentage of sales, SG&A expense was 18.7 percent for 2000, up from 17.6 percent for 1999. The increase as a percentage of sales largely reflects the higher marketing costs inherent in the pursuit of sales in the Applied Technologies segment, and increasing medical and other employee benefit costs.

        Goodwill amortization expense for 2000 was $4.9 million compared with $3.7 million for 1999. The increase is attributable to incremental amortization expense resulting from the MVE and Northcoast acquisitions being included for the full year. Goodwill comprised 41.1 percent and 41.7 percent of total assets at December 31, 2000 and 1999, respectively, and arose primarily from the Company’s acquisition of MVE in 1999.

        The Company recorded a net $12.9 million charge in 1999 to restructure its operations as a result of the MVE acquisition. The charge included a non-cash portion of $9.8 million to write-off impaired inventory, fixed assets and goodwill, and a cash portion of $3.1 million for severance and other costs related to closing a manufacturing facility. The Company terminated 188 employees in 1999 under this restructuring plan. During 2000, the Company reversed $704,000 of the restructuring reserve due to reoccupying a leased facility previously vacated under the restructuring plan, and utilized $634,000 of the reserve for the payment of severance benefits and lease costs for an exited facility.

        The Company’s 1999 financial results were negatively impacted by a non-cash charge of $22.0 million for the write-off of acquired in-process research and development (“IPR&D” ) related to the MVE acquisition. This total amount was determined by independent consultants who estimated the costs to develop the technology into commercially viable products, estimated cash flows resulting from the expected revenues generated by such products, and discounted the net cash flows back to their present value using a risk-adjusted discount rate.

        In 2000, the Company recorded a $1.0 million gain on the sale of certain fixed assets, primarily its Westborough, Massachusetts building, on proceeds of $5.0 million in cash.

        Net interest expense for 2000 was $26.7 million compared with $15.9 million for 1999, reflecting higher interest rates and interest for the full year on funds borrowed to finance the MVE acquisition.

        The effective income tax rate for 2000 was 57.0 percent compared with 12.8 percent for 1999. The change in the effective income tax rate was primarily due to the non-deductible IPR&D expense incurred in 1999. The Company had net deferred tax assets of $11.9 million at December 31, 2000. Management has determined, based on the Company’s history of prior earnings and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets.

        In 1999, the Company recorded an extraordinary charge of $12.5 million, $7.8 million net of tax, related to the early extinguishment of MVE 12.5 percent senior secured notes which had a maturity date in 2002.

        As a result of the foregoing, the Company earned net income of $2.2 million in 2000, compared with a net loss of $36.3 million in 1999. Excluding non-recurring items resulting from the MVE acquisition and related reorganization, the Company had net income of $4.2 million in 1999.

Years Ended December 31, 1999 and 1998

        Sales for 1999 were $292.9 million versus $229.4 million for 1998, an increase of $63.5 million, or 27.7 percent. The acquisitions of MVE on April 12, 1999 and of Northcoast on March 15, 1999 contributed $123.1 million in incremental sales to the year, improving the sales of both the Distribution and Storage and Applied Technologies segments. Principally offsetting these incremental sales were declines in volume and price resulting in a $42.5 million reduction in Process Systems segment sales, and a lower volume of vacuum equipment sales resulting in a $13.7 million reduction in Applied Technologies segment sales, compared with 1998.

        Gross profit for 1999 was $77.4 million versus $77.7 million for 1998. Gross profit in 1999 was reduced by $1.2 million for acquired profit in inventory related to the MVE acquisition and $936,000 for inventory related restructuring charges, both of which were included in cost of sales. Gross profit margin for 1999 was 26.4 percent versus 33.8 percent for 1998. The significant decline in gross profit margin occurred primarily in the Process Systems segment, where gross profit margin declined approximately 18 percentage points. The market for Process Systems equipment was very competitive in 1999 due to industry consolidations, fixed asset rationalizations and the overall softness in the industrial gas market. In addition, under-utilization of capacity resulted in lower margin percentages. Gross profit margin in the Distribution and Storage segment in 1999 declined approximately 7 percentage points from 1998 levels due to lower prices on cryogenic storage tanks, while gross profit margin in the Applied Technologies segment in 1999 increased approximately 6 percentage points from 1998 levels, primarily due to favorable pricing on new product sales acquired with MVE.

        SG&A expense for 1999 was $51.5 million versus $32.2 million for 1998, an increase of $19.3 million, or 59.9 percent. Offsetting the $24.9 million additional SG&A costs incurred in 1999 by MVE and Northcoast was approximately $5.6 million in overall restructuring savings and lower sales commissions. As a percentage of sales, SG&A expense was 17.6 percent for 1999, up from 14.0 percent for 1998. The 1999 increase as a percentage of sales largely reflected the lower sales base for the Process Systems segment and the higher marketing costs inherent in the pursuit of the Applied Technologies segment.

        Goodwill amortization expense for 1999 was $3.7 million compared with $1.3 million for 1998. The 1999 increase was attributable to incremental amortization expense resulting from the MVE and Northcoast acquisitions, where the purchase prices exceeded the fair values of the net assets acquired.

        The Company recorded a net $12.9 million charge in 1999 to restructure its operations as a result of the MVE acquisition, as discussed above.

        In allocating the purchase price to the net assets acquired in the MVE acquisition, the Company assigned $22.0 million to IPR&D projects in 1999, primarily MVE’s Drywash® technology, that had not reached technological feasibility and had no alternative future use. This amount was recognized as a non-cash expense with no tax benefit at the date of acquisition.

        The Company recorded a $2.5 million gain on the sale of its standard cryogenic systems product line on proceeds of $3.3 million in cash in the fourth quarter of 1999. This product line was sold so that the Company’s Process Systems Division could focus on its core coldbox business.

        Net interest expense for 1999 was $15.9 million compared with $901,000 for 1998, reflecting interest on funds borrowed to finance the MVE acquisition.

        The effective income tax rate for 1999 was 12.8 percent compared with 34.8 percent for 1998. The change in the effective income tax rate was due to the loss incurred in 1999 offset by non-deductible IPR&D expense and goodwill amortization.

        In the second quarter of 1999, the Company borrowed funds under its Credit Facility and retired prior to maturity certain debt assumed as part of the MVE acquisition with a fair value of $119.2 million. The debt extinguishment resulted in an extraordinary loss of $12.5 million, $7.8 million net of tax.

        As a result of the foregoing, the Company incurred a net loss of $36.3 million in 1999, compared with net income of $28.2 million in 1998. Excluding non-recurring items resulting from the MVE acquisition and related reorganization, the Company had net income of $4.2 million in 1999.

Liquidity and Capital Resources

        Cash provided by operations in 2000 was $14.6 million compared with cash used in operations of $5.5 million in 1999 and cash provided by operations of $30.9 million in 1998. In 2000, the Company increased inventory in several of its short lead time items to service increasing sales volumes and to reduce orders lost due to backorders. In addition, a large heat exchanger order is completing ahead of schedule and ahead of scheduled billings, thereby increasing unbilled revenue for 2000. The significant decrease in operating cash flow in 1999 was due primarily to the large decrease in operating income from the Process Systems segment and decreases in customer advances. As orders recover in the Process Systems segment and grow in the other segments, there could be large fluctuations in cash flows depending on negotiated payment terms with customers.

        Capital expenditures in 2000, 1999 and 1998 were $5.6 million, $7.0 million and $10.0 million, respectively. The Company’s 2000 and 1999 capital expenditures relate primarily to the Distribution and Storage segment, where new equipment was necessary as a result of the Company’s reorganization plan initiated in 1999. In 1998, the Company paid $3.5 million to acquire land and buildings used by its Cryenco facility. The Company expects future capital expenditures to be similar in magnitude to the prior years.

        On December 15, 1999, the Company acquired certain assets relating to a cryogenic repair business operated by Air Liquide America Corporation (“Air Liquide”) for $1.0 million in cash and $2.6 million in rebate credits to be given to Air Liquide on future sales.

        On April 12, 1999, the Company acquired the common stock of MVE for approximately $9.2 million in cash ($2.2 million net of cash acquired) and redeemed the preferred stock of MVE for approximately $74.6 million. Finally, the Company paid approximately $156.1 million to retire MVE’s existing debt obligations and complete the tender offer and consent solicitation for the 12.5 percent senior secured notes due 2002 issued by MVE, Inc., a subsidiary of MVE.

        On March 15, 1999, the Company acquired Northcoast for approximately $2.3 million in cash ($2.2 million net of cash acquired) and $720,000 in Chart Common Stock.

        On March 27, 1998, the Company, through its wholly-owned subsidiary Chart Marston, acquired the net assets of the industrial heat exchanger division of IMI Marston Limited, a wholly-owned subsidiary of IMI plc, for £21 million ($35.3 million). The Company borrowed £11 million ($18.5 million) to fund the acquisition.

        In order to finance the acquisition of MVE, in March 1999 the Company negotiated a consolidated credit and revolving loan facility (the “Credit Facility”), which originally provided for term loans of up to $250 million and a revolving credit line of $50 million, which may also be used for the issuance of letters of credit. The Company paid fees of approximately $6.5 million in 1999 to establish the Credit Facility. The Credit Facility provides the agent bank with a secured interest in substantially all of the property, plant and equipment of the Company. At December 31, 2000, the Company had borrowings of $231.6 million outstanding under the term loan portion of the Credit Facility and $28.0 million outstanding on the revolving credit portion of the Credit Facility.

        The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio and minimum fixed charge coverage ratio. The Credit Facility was amended in August 1999 and October 2000, at a cost of $1.2 million and $736,000, respectively, to modify certain covenants through 2001 based upon the Company’s performance levels and resulted in increased interest rates and the suspension of quarterly dividend payments. The October 2000 amendment also provided the Company with the option to enter into an incremental revolving credit facility with a revolving credit line of up to $10.0 million through 2001. As of December 31, 2000, the Company was in compliance with all covenants and conditions of the amended Credit Facility.

        In November 2000, the Company entered into the Series 1 Incremental Revolving Credit Agreement providing a revolving credit line of $7.5 million in addition to the credit line available under the Credit Facility. At December 31, 2000, there were no borrowings outstanding under this agreement.

        In November 1996, the Board of Directors authorized a program to repurchase 2,250,000 shares of the Company’s Common Stock. The amount and timing of share purchases will depend on market conditions, share price and other factors. The Company reserves the right to discontinue the repurchase program at any time. In 2000, 1999 and 1998, 37,200, 104,000 and 909,433 shares, respectively, were acquired under the program, leaving 307,467 shares available for repurchase under the program.

        The Company forecasts that cash generated by operations, borrowings under its Credit Facility, which extends through March 31, 2006, and access to capital markets will be sufficient to satisfy its working capital, capital expenditure and debt repayment requirements and to finance continued growth. The Credit Facility amendment relief on financial covenants and the additional liquidity facility agreed to during the fourth quarter of 2000 expire at the end of 2001.

        Dividends totaling $2.4 million, or $.10 per share, and $4.8 million, or $.20 per share, were paid during 1999 and 1998, respectively. Any future declarations of dividends are at the sole discretion of the Company’s Board of Directors, subject to the conditions of the Credit Facility. No assurance can be given as to whether dividends may be declared in the future, and if declared, the amount and timing of such dividends.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, the Company’s operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

        The Company’s primary interest rate risk exposure results from the Credit Facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by the use of interest rate collars on approximately 50 percent of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. The fair value of the contracts related to the collars at December 31, 2000 is not significant. If interest rates were to increase 200 basis points (2 percent) from December 31, 2000 rates, and assuming no changes in debt from the December 31, 2000 levels, the additional annual expense would be approximately $3.6 million on a pre-tax basis.

        The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound Sterling, the Czech Koruna and the Euro. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign exchange forward contracts at December 31, 2000, the result would be a loss in fair value of approximately $239,000.

Forward-Looking Statements

        The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, business and market conditions and foreign currency fluctuations; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) the ability of the Company to identify, consummate and integrate the operations of suitable acquisition targets; (f) the effectiveness of operational changes expected to increase efficiency and productivity; (g) the ability of the Company to manage its fixed-price contract exposure; (h) the ability of the Company to pass on increases in raw material prices; (i) the Company’s relations with its employees; (j) the extent of product liability claims asserted against the Company; (k) variability in the Company’s operating results; (l) the ability of the Company to attract and retain key personnel; (m) the costs of compliance with environmental matters; (n) the ability of the Company to protect its proprietary information; (o) the ability of the Company to obtain outside financing for business development initiatives; and (p) the ability of the Company to satisfy covenants under its Credit Facility.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
of Chart Industries, Inc.

        We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
February 5, 2001

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	1999
	(Dollars in thousands, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$ 4,921	$ 2,314
Accounts receivable, net of allowances of $2,087 and $1,857	53,917	60,236
Inventories, net	66,987	50,578
Unbilled contract revenue	13,415	8,582
Deferred income taxes	10,781	16,411
Prepaid expenses and other current assets	6,810	5,229

Total Current Assets	156,831	143,350
Property, plant and equipment, net	63,382	74,757
Goodwill, net of amortization of $9,586 and $4,722	173,128	177,228
Other assets, net	28,148	29,235

TOTAL ASSETS	$421,489	$424,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 36,265	$ 25,102
Customer advances	1,790	2,765
Billings in excess of contract revenue	2,630	296
Accrued salaries, wages and benefits	16,453	13,106
Warranty reserves	6,150	8,255
Other current liabilities	22,167	24,403
Current portion of long-term debt	25,484	19,336

Total Current Liabilities	110,939	93,263
Long-term debt	244,386	259,336
Other long-term liabilities	11,320	16,459
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued or outstanding
Common stock, par value $.01 per share—30,000,000 shares authorized, 24,559,512 and 24,423,927 shares issued at December 31, 2000 and 1999, respectively	245	244
Additional paid-in capital	42,140	43,219
Retained earnings	19,857	17,702
Accumulated other comprehensive loss	(5,724)	(661)
Treasury stock, at cost, 206,959 and 606,725 shares at December 31, 2000 and 1999, respectively	(1,674)	(4,992)

	54,844	55,512

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$421,489	$424,570

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2000	1999	1998
	(Dollars and shares in thousands, except per share amounts)
Sales	$325,700	$292,937	$229,423
Cost of products sold:
Cost of sales	229,671	213,458	151,766
Acquired profit in inventory		1,162
Restructuring charge		936

	229,671	215,556	151,766

Gross profit	96,029	77,381	77,657

Selling, general and administrative expense	60,803	51,455	32,189
Goodwill amortization expense	4,921	3,670	1,313
Restructuring (income) expense	(614)	11,982
Acquired in-process research and development		22,010

	65,110	89,117	33,502

Operating income (loss)	30,919	(11,736)	44,155

Other income (expense):
Gain on sale of assets	1,041	2,505
Interest expense—net	(26,676)	(15,854)	(901)

	(25,635)	(13,349)	(901)

Income (loss) before income taxes, minority interest and extraordinary item	5,284	(25,085)	43,254
Income tax expense (benefit):
Current	985	4,325	14,096
Deferred	2,027	(1,110)	943

	3,012	3,215	15,039

Income (loss) before minority interest and extraordinary item	2,272	(28,300)	28,215
Minority interest, net of taxes	(117)	(171)

Income (loss) before extraordinary item	2,155	(28,471)	28,215
Extraordinary loss on early extinguishment of debt, net of taxes of $4,650		(7,809)

Net income (loss)	$ 2,155	$(36,280)	$ 28,215

Net income (loss) per common share:
Income (loss) before extraordinary item	$ .09	$ (1.20)	$ 1.17
Extraordinary item		(.33)

Net income (loss) per common share	$ .09	$ (1.53)	$ 1.17

Net income (loss) per common share—assuming dilution:
Income (loss) before extraordinary item	$ .09	$ (1.20)	$ 1.16
Extraordinary item		(.33)

Net income (loss) per common share—assuming dilution	$ .09	$ (1.53)	$ 1.16

Shares used in per share calculations	24,110	23,660	24,084

Shares used in per share calculations—assuming dilution	24,326	23,660	24,426

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at January 1, 1998	16,188	$162	$43,256	$ 33,039			$ 76,457

Net income				28,215			28,215
Other comprehensive loss:
Foreign currency translation adjustments					$ (358)		(358)

Comprehensive loss							27,857
Dividends ($.20 per share)				(4,821)			(4,821)
Treasury stock acquisitions	(844)					$(8,278)	(8,278)
Stock options, net of tax benefit	65		77			706	783
Three for two stock split	8,071	81		(81)
Contribution of stock to employee benefit plans	86		(77)			1,122	1,045
Other			111				111

Balance at December 31, 1998	23,566	243	43,367	56,352	(358)	(6,450)	93,154

Net loss				(36,280)			(36,280)
Other comprehensive loss:
Foreign currency translation adjustments					(303)		(303)

Comprehensive loss							(36,583)
Dividends ($.10 per share)				(2,370)			(2,370)
Treasury stock acquisitions	(104)					(728)	(728)
Stock options, net of tax benefit	4		(23)			31	8
Contribution of stock to employee benefit plans	249		(847)			2,155	1,308
Other	102	1	722				723

Balance at December 31, 1999	23,817	244	43,219	17,702	(661)	(4,992)	55,512

Net income				2,155			2,155
Other comprehensive loss:
Foreign currency translation adjustments					(5,063)		(5,063)

Comprehensive loss							(2,908)
Treasury stock acquisitions	(37)					(156)	(156)
Stock options, net of tax benefit	50		(259)			398	139
Contribution of stock to employee benefit plans	523	1	(794)			3,076	2,283
Other			(26)				(26)

Balance at December 31, 2000	24,353	$245	$42,140	$ 19,857	$(5,724)	$(1,674)	$ 54,844

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2000	1999	1998
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$ 2,155	$ (36,280)	$ 28,215
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on early extinguishment of debt		12,459
Acquired in-process research and development		22,010
Acquired inventory profit		1,162
Restructuring (income) expense	(704)	9,790
Gain on sale of assets	(1,041)	(2,505)
Depreciation and amortization	17,864	16,909	7,026
Income from joint venture	(35)
Foreign currency transaction gain	(233)	(232)
Minority interest	190	280
Deferred income taxes	2,027	(5,449)	943
Contribution of stock to employee benefit plans	2,283	1,308	1,045
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	5,577	(462)	3,807
Inventory and other current assets	(26,322)	1,618	(2,895)
Accounts payable and other current liabilities	11,487	(14,110)	(1,666)
Billings in excess of contract revenue and customer advances	1,398	(12,012)	(5,541)

Net Cash Provided By (Used In) Operating Activities	14,646	(5,514)	30,934
INVESTING ACTIVITIES
Capital expenditures	(5,581)	(7,047)	(10,006)
Acquisition of MVE, net of cash acquired		(2,225)
Redemption of MVE preferred stock		(74,642)
Acquisition of Northcoast Cryogenics, net of cash acquired		(2,185)
Acquisition of Chart Marston			(35,324)
Proceeds from sale of assets	5,000	3,300
Other investing activities	154	605	60

Net Cash Used In Investing Activities	(427)	(82,194)	(45,270)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	112,254	96,305	43,594
Repayments on revolving credit facilities	(102,693)	(87,082)	(36,357)
Borrowings for acquisition of MVE		250,000
Principal payments on long-term debt	(18,288)	(148,957)	(405)
Premiums on repurchase of long-term debt		(12,459)
Deferred financing costs	(1,015)	(7,698)
Purchases of treasury stock	(156)	(728)	(8,278)
Stock options exercised	139	8	783
Dividends paid to shareholders		(2,370)	(4,821)

Net Cash Provided By (Used In) Financing Activities	(9,759)	87,019	(5,484)

Net increase (decrease) in cash and cash equivalents	4,460	(689)	(19,820)
Effect of exchange rate changes on cash	(1,853)	834	(106)
Cash and cash equivalents at beginning of year	2,314	2,169	22,095

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 4,921	$ 2,314	$ 2,169

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE A—Nature of Operations

        The Company is involved in the engineering and manufacturing of equipment and systems for the cryogenic and process industries and low temperature liquid applications. The Company’s operations are primarily located in the United States. The majority of the Company’s sales and trade accounts receivable are related to the industrial gas, hydrocarbon and chemical processing industries. To reduce credit risk for both foreign and domestic sales the Company requires customer advances, letters of credit and other such guarantees of payment. For certain foreign customers the Company also purchases credit and political risk insurance.

NOTE B—Significant Accounting Policies

        Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Investments in affiliates where the Company’s ownership is between 20 percent and 50 percent, or where the Company does not have control but has the ability to exercise significant influence over operations or financial policy, are accounted for under the equity method. Certain items in prior year financial statements have been reclassified to conform to current year presentation.

        Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The December 31, 2000 and 1999 balances include money market investments and cash.

        Inventories: Inventories are stated at the lower of cost or market with cost being determined by both the last-in, first-out (“LIFO”) method (approximately 13 percent and 16 percent of total inventory at December 31, 2000 and 1999, respectively), and the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	December 31,
	2000	1999
Raw materials and supplies	$35,931	$27,256
Work in process	17,998	14,022
Finished goods	13,362	9,595
LIFO reserve	(304)	(295)

	$66,987	$50,578

NOTE B—Significant Accounting Policies (Continued)

        Property, Plant and Equipment: Property, plant and equipment are stated on the basis of cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, whereas major betterments are capitalized. The cost of applicable assets is depreciated over their estimated useful lives. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense was $9,796, $10,781 and $5,629 in 2000, 1999 and 1998, respectively. The following table shows original costs and the estimated useful lives by classification of assets:

			December 31,
Classification	Expected Useful Life		2000	1999
Land and buildings	20-35 years (buildings	)	$ 36,017	$ 40,524
Machinery and equipment	3-12 years		48,768	52,528
Furniture and fixtures	3-5 years		7,777	6,432
Construction in process			1,279	540

			93,841	100,024
Less accumulated depreciation			30,459	25,267

Total property, plant and equipment, net			$ 63,382	$ 74,757

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

        Goodwill and Other Intangible Assets: All intangible assets are carried at cost less applicable amortization. Goodwill represents the excess of purchase price over the fair value of net assets acquired in purchase business combinations. Goodwill is amortized using the straight-line method over the periods of expected benefit, but not in excess of 40 years. Total amortization expense of all intangibles was $8,068, $6,128 and $1,397 in 2000, 1999 and 1998, respectively. Accumulated amortization for all intangibles was $15,787 and $7,853 at December 31, 2000 and 1999, respectively.

        Financial Instruments: The fair values of cash equivalents, accounts receivable and short-term bank debt approximate their carrying amount because of the short maturity of these instruments. The fair value of long-term debt is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. At December 31, 2000 and 1999, the fair value of the Company’s long-term debt approximated its carrying value.

        Derivative Instruments: The Company has entered into interest rate derivative contracts with two of its banks to hedge interest rate exposure. These contracts had an original notional value of $125,000 and amortize following the Company’s amortization schedule for its term borrowings under the Credit Facility. These agreements are generally described as collars and result in putting a cap on the base LIBOR interest rate at approximately 7.0 percent and a floor at approximately 5.0 percent for approximately half the Company’s floating rate term debt. The fair value of these contracts at December 31, 2000 is not significant.

        The Company enters into foreign exchange forward contracts and option contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less.

NOTE B—Significant Accounting Policies (Continued)

        The Company held foreign exchange forward contracts for notional amounts as follows:

	December 31,
	2000		1999
	Buy	Sell	Sell
French Francs	$ 221		$ 408
German Deutschmarks		$ 2,409
United States Dollars		320	667
Euro’s	120	272	90

	$ 341	$ 3,001	$ 1,165

Fair Value	$ 339	$ 2,956	$ 1,170

        In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” which will be adopted by the Company in the first quarter of 2001. The adoption of Statement No. 133 is not expected to have a material impact on the Company’s operating results, cash flows or financial position.

        Revenue Recognition: For the majority of the Company’s products, revenue is recognized when products are shipped and title is transferred. For certain product lines, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. Earned revenue on contracts in process totaled $33,815 through December 31, 2000. Timing of amounts billed on contracts varies from contract to contract causing high variation in working capital needs. Amounts billed on percentage of completion contracts in process total $25,045 at December 31, 2000. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known.

        Research and Development Costs: The Company incurred research and development costs of $3,671 and $3,469 in 2000 and 1999 respectively. These costs are expensed as incurred.

        Deferred Income Taxes: The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial reporting and the consolidated tax return in accordance with the liability method.

NOTE B—Significant Accounting Policies (Continued)

        Earnings Per Share:    The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2000	1999	1998
	(Shares in thousands)
Income (loss) before extraordinary item	$ 2,155	$(28,471)	$28,215
Extraordinary loss		(7,809)

Net income (loss)	$ 2,155	$(36,280)	$28,215

Weighted-average common shares	24,110	23,660	24,084
Effect of dilutive securities:
Employee stock options and warrants	216		342

Dilutive potential common shares	24,326	23,660	24,426

Net income (loss) per common share:
Income (loss) before extraordinary item	$ .09	$ (1.20)	$ 1.17
Extraordinary item		(.33)

Net income (loss) per common share	$ .09	$ (1.53)	$ 1.17

Net income (loss) per common share—assuming dilution:
Income (loss) before extraordinary item	$ .09	$ (1.20)	$ 1.16
Extraordinary item		(.33)

Net income (loss) per common share—assuming dilution	$ .09	$ (1.53)	$ 1.16

        Foreign Currency Translation: The functional currency for the majority of the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains or losses resulting from foreign currency transactions are charged to income as incurred.

        Employee Stock Options: The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, compensation expense is not recognized.

        Stock Split: All shares of common stock (except for transactions affecting shares outstanding in the Consolidated Statements of Shareholders’ Equity) and per share amounts have been adjusted to give retroactive effect to a three-for-two stock split effected in the form of a 50 percent stock dividend distributed on June 30, 1998 to shareholders of record on June 16, 1998.

NOTE C—Balance Sheet Components

	December 31,
	2000	1999
Other assets, net:
Deferred financing costs, net	$ 7,991	$ 6,919
Existing technologies, net	5,389	6,736
Patents, trademarks and intellectual property, net	5,969	7,053
Long term investments	2,396	952
Cash value life insurance	1,068
Prepaid pension cost	1,587	970
Deferred income taxes	2,273	3,464
Other	1,475	3,141

	$28,148	$29,235

Other current liabilities:
Accrued interest	$ 5,577	$ 4,532
Accrued taxes	6,352	3,313
Accrued rebates	2,899	3,502
Accrued restructuring		1,338
Accrued other	7,339	11,718

	$22,167	$24,403

Other long-term liabilities:
Deferred income taxes	$ 1,140	$ 6,271
Accrued environmental	3,298	3,374
Accrued pension cost	5,658	5,635
Minority interest	1,094	940
Other	130	239

	$11,320	$16,459

NOTE D—Debt and Credit Arrangements

        The following table shows the components of the Company’s borrowings at December 31, 2000 and 1999, respectively.

	December 31,
	2000	1999
Term loan A, due March 2005, quarterly principal payments, average interest rate of 10.19% at December 31, 2000	$112,500	$122,500
Term loan B, due March 2006, quarterly principal payments, average interest rate of 10.31% at December 31, 2000	119,095	124,688
Revolving Credit Facility, due March 2005, average interest rate of 9.86% at December 31, 2000	28,000	18,000
Industrial Development Revenue Bonds, due June 2011, semi-annual principal payments, interest at variable rates from 2% to 9%	2,420	2,860
Revolving foreign credit facility	2,351	2,932
Several notes payable with varying principal and interest payments	5,504	7,692

Total debt	269,870	278,672
Less: current maturities	25,484	19,336

Long-term debt	$244,386	$259,336

NOTE D—Debt and Credit Arrangements (Continued)

        In order to finance the acquisition of MVE, in March 1999 the Company negotiated a consolidated credit and revolving loan facility (the “Credit Facility”), which originally provided for term loans of up to $250,000 and a revolving credit line of $50,000, which may also be used for the issuance of letters of credit. The Company paid fees of $6,542 in 1999 to establish the Credit Facility. The Credit Facility provides the bank with a secured interest in substantially all of the property, plant and equipment of the Company. At December 31, 2000, the Company had borrowings of $231,595 outstanding under the term loan portion of the Credit Facility and $28,000 outstanding under the revolving credit portion of the Credit Facility.

        Under the terms of the Credit Facility, term loans and revolving credit bear interest, at the Company’s option, at rates equal to the prime rate plus incremental margins (9.5 percent at December 31, 2000) or LIBOR plus incremental margins. The incremental margins vary based on the Company’s financial position and currently range from 1.0 percent to 3.75 percent. The Company is also required to pay a commitment fee of .5 percent per annum on the unused amount of the revolving portion of the Credit Facility. The Company has letters of credit outstanding and bank guarantees totaling $14,924 supported by the Credit Facility.

        The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio and minimum fixed charge coverage ratio. The Credit Facility was amended in August 1999 and October 2000, at a cost of $1,156 and $786, respectively, to modify certain covenants through 2001 based upon the Company’s performance levels and resulted in increased interest rates and the suspension of quarterly dividend payments. The October 2000 amendment also provided the Company with the option to enter into an incremental revolving credit facility with a revolving credit line of up to $10,000 through 2001. As of December 31, 2000, the Company was in compliance with all covenants and conditions of the Credit Facility.

        In November 2000, the Company entered into the Series 1 Incremental Revolving Credit Agreement (the “Incremental Credit Facility”) providing a revolving credit line of $7,500 in addition to the credit line available under the Credit Facility. Borrowings on the revolving credit line of the Incremental Credit Facility are secured by the same collateral as the Credit Facility. Under the terms of the Incremental Credit Facility, revolving credit bears interest, at the Company’s option, at rates equal to the prime rate plus 2.5 percent or LIBOR plus 3.5 percent. The Company is also required to pay a commitment fee of .75 percent per annum on the average daily unused amount. At December 31, 2000, there were no borrowings outstanding under the Incremental Credit Facility.

        The scheduled annual maturities of debt at December 31, 2000, are as follows:

Year	Amount
2001	$ 25,484
2002	26,132
2003	31,079
2004	35,466
2005	123,217
Thereafter	28,492

$269,870

        Interest paid was $25,859, $11,332 and $1,561 in 2000, 1999 and 1998 respectively.

NOTE E—Acquisitions

        The following acquisitions were accounted for using the purchase method of accounting and, accordingly, the related purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. Results of operations for these acquisitions have been included in the consolidated results of operations since the date of acquisition. The purchase price allocations reflected in these financial statements are final.

NOTE E—Acquisitions (Continued)

        On December 15, 1999, the Company acquired certain assets relating to a cryogenic repair business previously operated by Air Liquide for $1,000 in cash and $2,600 in rebate credits to be given to Air Liquide on sales after December 15, 1999.

        On April 12, 1999, the Company acquired the common stock of MVE Holdings, Inc. (“MVE”) for $9,196 in cash ($2,225 net of cash acquired) and redeemed the preferred stock of MVE for $74,642. Finally, the Company paid $156,137 to retire MVE’s existing debt obligations and complete the tender offer and consent solicitation for the 12.5 percent senior secured notes due 2002 issued by MVE, Inc., a subsidiary of MVE. In allocating the purchase price, $172,353 was allocated to net liabilities assumed, including minority interests in certain consolidated subsidiaries of MVE, $22,010 was allocated to in-process research and development (“IPR&D”) projects that had not reached technological feasibility and had no alternative future use, $7,690 was allocated to identifiable intangible assets which are being amortized over five years, and $151,849 was allocated to goodwill, which is being amortized over 40 years. The amount allocated to IPR&D was determined by independent consultants who estimated the costs to develop the technology into commercially viable products, estimated cash flows resulting from the expected revenues generated from such products and discounted the net cash flows back to their present value using a risk-adjusted discount rate. This amount was recognized as a non-cash expense without tax benefit at the date of acquisition.

        On March 15, 1999, the Company acquired a group of privately held companies, collectively known as Northcoast Cryogenics, for approximately $2,337 in cash ($2,185 net of cash acquired) and $723 in Chart Common Stock. Additional contingent consideration will be issued in an amount equal to three percent of the net sales of Northcoast Cryogenics, as defined in the purchase agreement, with respect to each fiscal year or partial fiscal year during the three-year period beginning March 15, 1999, subject to possible extension for one additional year. In allocating the purchase price, $374 was allocated to net assets acquired and $2,686 was allocated to goodwill, which is being amortized over 15 years.

        On March 27, 1998, the Company, through its wholly-owned subsidiary Chart Marston, acquired the net assets of the industrial heat exchanger division of IMI Marston Limited, a wholly-owned subsidiary of IMI plc, for £21,178 ($35,324). The Company borrowed £11,000 ($18,502) to fund the acquisition. In allocating the purchase price, $15,922 was allocated to goodwill, which is being amortized over 40 years.

        The pro-forma unaudited results of operations for 1999 and 1998, assuming consummation of the acquisition of MVE and extinguishment of the related debt as of January 1, 1998, are as follows:

	December 31,
	1999	1998
Net sales	$337,754	$435,560
Income (loss) before extraordinary item	(30,412)	20,675
Income (loss) before extraordinary item per share	(1.28)	.86
Income (loss) before extraordinary item per share—assuming dilution	(1.28)	.85
Net income (loss)	(38,221)	26,793
Net income (loss) per share	(1.61)	1.11
Net income (loss) per share—assuming dilution	(1.61)	1.10

NOTE F—Restructuring Plan

        In 1999, the Company recorded net restructuring charges of $12,918. The charges consisted of $2,031 for the write-off of fixed assets made redundant by the acquisition of MVE, $6,823 for the write-off of impaired goodwill related to operations within the Company’s Distribution and Storage segment, $1,216 for lease payments and other costs related to exiting certain facilities, $936 for the write-off of inventory to be disposed, which was classified in cost of sales, and $1,912 for severance and other costs related to the elimination of 188 positions throughout the Company. The Company utilized $11,580 of the restructuring reserve in 1999.

NOTE F—Restructuring Plan (Continued)

        During 2000, the Company reversed $704 of the restructuring reserve due to reoccupying a leased facility previously vacated under the restructuring plan, and utilized $346 and $288 of the reserve for the payment of severance benefits to terminated employees and the payment of lease costs for an exited facility, respectively. As of December 31, 2000, the restructuring reserve was fully utilized.

NOTE G—Income Taxes

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2000, the Company had deferred tax assets, associated with domestic net operating loss carryforwards, of $4,105 which expire in years 2003 through 2020 and foreign tax credits, research and developmental credits and other credits of $1,293 which expire in years 2004 through 2020. Additionally, the Company had deferred tax assets associated with foreign net operating loss carryforwards of $1,007 at December 31, 2000 which have an indefinite carryforward period.

        Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2000	1999
Deferred tax assets:
Accruals and reserves	$15,759	$15,978
Net operating loss and credit carryforwards	6,405	4,876
Other—net	387	320

	22,551	21,174
Valuation allowance	(1,692)	(1,299)

Total deferred tax assets	20,859	19,875

Deferred tax liabilities:
Property, plant and equipment	4,209	3,536
Intangibles	2,651	1,827
Inventory	1,298	540
Pensions	359	356
Other—net	428	12

Total deferred tax liabilities	8,945	6,271

Net deferred taxes	$11,914	$13,604

        The valuation allowance of $1,692 and $1,299 at December 31, 2000 and 1999, respectively, relates to foreign net operating loss carryforwards and foreign tax credit carryforwards. The Company is uncertain whether these deferred tax assets will be realized and, accordingly, has established a valuation allowance against them.

        Management has determined, based on the Company’s history of prior earnings and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to recognize fully the remaining net deferred tax assets.

        The Company has not provided for U.S. federal income taxes on approximately $4,227 of foreign subsidiaries undistributed earnings as of December 31, 2000 because such earnings are intended to be reinvested indefinitely. The amount of U.S. federal income tax that would result had such earnings been repatriated would approximate $1,479.

NOTE G—Income Taxes (Continued)

        Income (loss) before income taxes, minority interest and extraordinary items consist of the following:

	Years Ended December 31,
	2000	1999	1998
United States	$1,517	$(24,550)	$41,050
Foreign	3,767	(535)	24,084

	$5,284	$(25,085)	$43,254

Significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2000	1999	1998
Current:
Federal		$ 3,699	$12,844
State	$ 40	624	793
Foreign	945	2	459

	985	4,325	14,096

Deferred:
Federal	1,612	(1,630)	821
State	(142)	(389)	77
Foreign	557	909	45

	2,027	(1,110)	943

	$3,012	$ 3,215	$15,039

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense is as follows:

	Years Ended December 31,
	2000	1999	1998
Tax at U.S. statutory rates	$1,849	$ (8,780)	$15,139
State income taxes, net of federal tax benefit	(67)	153	566
Effective tax rate differential of earnings outside of U.S.	(16)	183	(267)
Federal tax benefit of Foreign Sales Corporation	(388)	(291)	(617)
Non-deductible goodwill	1,451	11,157	158
Valuation allowance	393	1,299
Other—net	(210)	(506)	60

	$3,012	$ 3,215	$15,039

        The Company received a net income tax refund of $1,693 in 2000, and paid approximately $2,246 and $12,404 of income taxes in 1999 and 1998, respectively.

NOTE H—Employee Benefit Plans

        The Company has five defined benefit pension plans which cover certain hourly and salary employees. The Company’s funding policy is to contribute at least the minimum funding amounts required by law. Plan assets consist primarily of corporate stocks and bonds.

NOTE H—Employee Benefit Plans (Continued)

        The actuarially computed combined pension cost included the following components:

	Years Ended December 31,
	2000	1999	1998
Service cost	$ 1,659	$ 2,194	$227
Interest cost	2,625	2,169	383
Actual return on plan assets	(2,482)	(5,085)	(183)
Net amortization and deferrals	(1,069)	2,701	(194)

Total pension cost	$ 733	$ 1,979	$233

        During 1998 the Company curtailed its pension plan related to certain of the union employees at ALTEC and recognized $161 of expense in addition to the normal pension cost disclosed above. As a result of this curtailment, the Company is making contributions to a multi-employer pension plan maintained by the union. The Company presently makes contributions to two union supported multi-employer pension plans resulting in expense of $206, $269 and $297 in 2000, 1999 and 1998, respectively.

        The following table sets forth changes in the benefit obligation, plan assets, funded status of the plans and amounts recognized in the balance sheets as of December 31:

	2000		1999
	US Plans	UK Plan	US Plans	UK Plan
Change in benefit obligation:
January 1 benefit obligation	$18,753	$18,941	$ 6,143
Exchange rate changes		(1,458)
Benefit obligations assumed			17,707	$17,778
Service cost	883	776	976	1,218
Interest cost	1,571	1,054	1,192	977
Benefits paid	(526)	(478)	(437)	(486)
Actuarial gains (losses) and plan changes	1,871	(1,759)	(6,828)	(546)

December 31 benefit obligation	$22,552	$17,076	$ 18,753	$18,941

Change in plan assets:
Fair value at January 1	$18,351	$22,982	$ 5,667
Exchange rate changes		(1,798)
Plan assets acquired			11,431	$18,019
Actual return	329	2,153	585	4,500
Employer contributions	1,167	80	1,105	794
Employee contributions		82		154
Benefits paid	(526)	(478)	(437)	(485)

Fair value at December 31	$19,321	$23,021	$ 18,351	$22,982

Funded status of the plans	$(3,231)	$ 5,944	$ (402)	$ 4,041
Unrecognized actuarial loss	(1,975)	(6,059)	(4,083)	(4,143)
Unrecognized prior service cost	1,250

Net pension liability recognized	$(3,956)	$ (115)	$ (4,485)	$ (102)

Prepaid benefit cost	$ 1,587		$ 1,048
Accrued benefit liability	(5,543)	$ (115)	(5,533)	$ (102)

Net pension liability recognized	$(3,956)	$ (115)	$ (4,485)	$ (102)

NOTE H—Employee Benefit Plans (Continued)

        The assumptions used in determining pension cost and funded status information for the years ended December 31, 2000 and 1999 are as follows:

	2000	1999
United States Plans
Discount rate	8.00%	8.04%
Weighted average rate of increase in compensation	4.00%	3.00%
Expected long-term weighted average rate of return on plan assets	9.25%	9.25%
United Kingdom Plan
Discount rate	6.00%	6.00%
Weighted average rate of increase in compensation	4.00%	4.00%
Expected long-term weighted average rate of return on plan assets	7.50%	7.50%

        While on an overall basis at December 31, 2000 and 1999, plan liabilities exceed plan assets for the Company’s four United States plans, one of these plans has plan assets which exceed its benefit obligation. This excess totaled $141 and $837 on benefit obligations of $3,785 and $3,168 at December 31, 2000 and 1999, respectively.

        The Company has defined contribution savings plans that cover most of its employees. Company contributions to the plans are based on employee contributions and the level of Company match and discretionary contributions. Expenses under the plans totaled $2,184, $1,792 and $1,583 for the years 2000, 1999 and 1998, respectively.

NOTE I—Stock Option Plans

        In July 1992, the Company adopted a Key Employee Stock Option Plan (the “Key Employee Plan”), which, as amended, allows for the issuance of 1,383,750 shares of Common Stock. In May 1997, shareholders approved the Company’s 1997 Stock Option and Incentive Plan (the “1997 Plan”), which, as amended, allows for the issuance of 862,500 shares of Common Stock. Each of these plans provides for the granting of options to purchase shares of Common Stock to certain key employees of the Company. These nonqualified stock options vest in equal annual installments over a five year period from the date of grant and are exercisable for up to 10 years at an option price determined by the Compensation Committee of the Board of Directors.

NOTE I—Stock Option Plans (Continued)

        Certain information for 2000, 1999 and 1998 relative to the Key Employee Plan and the 1997 Plan is summarized below:

	2000		1999		1998
	Number of Shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,272,975	$5.82	1,036,437	$5.71	936,557	$ 6.35
Granted	198,250	4.80	270,000	6.52	431,250	9.33
Exercised	(49,625)	2.05	(500)	2.44	(63,620)	2.31
Expired or canceled	(95,495)	6.73	(32,962)	8.31	(267,750)	14.57

Outstanding at end of year	1,326,105	$5.74	1,272,975	$5.82	1,036,437	$ 5.71

Exercisable at end of year	691,010		584,395		427,872

Weighted-average fair value of options granted during the year		$3.04		$4.14		$ 3.98

Participants at end of year	89		89		70

Available for future grant at end of year	157,970		260,725		197,763

        Exercise prices for options outstanding as of December 31, 2000 ranged from $.08 to $21.74. The weighted-average remaining contractual life of such options is 6.8 years. Certain information for ranges of exercise prices is summarized below:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Contractual Life	Number of Shares	Weighted Average Exercise Price
Less than $5	384,750	$ 2.82	4.7	305,500	$ 2.55
$5 to less than $10	935,411	6.86	7.6	379,566	7.04
Equal to or greater than $10	5,944	18.91	6.6	5,944	18.91

	1,326,105	5.74	6.8	691,010	5.16

        In May 2000, shareholders approved an amendment to the 1996 Stock Option Plan for Outside Directors, to increase the number of shares available for issuance under this plan by 210,000, supplementing the previously authorized 1995 and 1994 Stock Option Plans for Outside Directors (collectively, the “Directors Stock Option Plan”). The amendment increases the maximum number of shares available for awards under the Directors Stock Option Plan to a total of 446,250 shares. The option price for options granted under the Directors Stock Option Plan will be equal to the fair market value of a share of Common Stock on the date of grant. These nonqualified stock options become fully vested and exercisable on the first anniversary of the date of grant and are exercisable for a period of ten years.

NOTE I—Stock Option Plans (Continued)

        Certain information for 2000, 1999 and 1998 relative to the Directors Stock Option Plan is summarized below:

	2000		1999		1998
	Number of Shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	124,500	$10.84	82,500	$11.52	63,750	$ 6.72
Granted	45,000	4.44	45,000	9.00	33,750	18.75
Exercised			(3,000)	1.78	(15,000)	7.38

Outstanding at end of year	169,500	$ 9.14	124,500	$10.84	82,500	$11.52

Exercisable at end of year	124,500		79,500		48,750

Weighted-average fair value of options granted during the year		$ 2.43		$ 4.89		$ 7.99

Participants at end of year	4		4		3

Available for future grant at end of year	198,750		33,750		78,750

        In May 2000, shareholders approved the 2000 Executive Incentive Stock Option Plan, which provides for the granting of options to purchase up to 600,000 shares of Common Stock to executive employees of the Company. These options were granted in May 2000 with an exercise price of $4.44 and a weighted-average fair value of $2.81, and none were exercised, expired or cancelled. These nonqualified stock options are exercisable for a period of ten years and have two different vesting schedules: 200,000 options vest in equal annual installments over a five-year period and 400,000 options vest based upon the achievement of specific operating performance goals as determined by the Compensation Committee of the Board of Directors. At December 31, 2000, no options were exercisable.

        Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998:

	2000	1999	1998
Risk free interest rate	5.2%	6.5%	4.7%
Dividend yield	0.0%	0.0%	2.5%
Market price volatility factor	57.8%	54.2%	50.0%
Expected life of key employee options	7 years	7 years	6 years
Expected life of directors options	5 years	5 years	3 years
Expected life of executive options	7 years

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s Key Employee, Directors and Executive stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of these stock options.

NOTE I—Stock Option Plans (Continued)

        The Company’s pro forma disclosures showing the estimated fair value of the options, amortized to expense over the options’ vesting periods, are as follows:

	2000	1999	1998
Pro forma net income (loss)	$1,073	$(37,332)	$27,460
Pro forma net income (loss) per share	.04	(1.58)	1.14
Pro forma net income (loss) per share—assuming dilution	.04	(1.58)	1.12

NOTE J—Lease Commitments

        The Company incurred $3,702, $2,266 and $1,940 of rental expense under operating leases in 2000, 1999 and 1998, respectively. At December 31, 2000, future minimum lease payments for non-cancelable operating leases for the next five years total $6,409 and are payable as follows: 2001—$2,278; 2002—$1,503; 2003—$1,222; 2004—$933; and 2005—$473.

NOTE K—Contingencies

        The Company’s operating units are parties, in the ordinary course of their businesses, to various legal actions related to performance under contracts, product liability and other matters, several of which actions claim substantial damages. The Company believes these legal actions will not have a material adverse effect on the Company’s financial position or liquidity. The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and handling and disposal of hazardous materials such as cleaning fluids.

        As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing and executing work plans for remediation of environmental conditions involving certain of its operating facilities. Based upon the Company’s study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site remediation efforts will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations. Expected future expenditures relating to these remediation efforts are expected to be made over the next 10 years as ongoing operating costs of remediation programs. These costs have been measured on a non-discounted basis and are included in other long-term liabilities at December 31, 2000 and 1999. Although the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. The Company believes that it is currently in substantial compliance with all known material and applicable environmental regulations.

NOTE L—Operating Segments

        The Company has the following three reportable segments: applied technologies (“Applied Technologies”), distribution and storage equipment (“Distribution and Storage”) and process systems and equipment (“Process Systems”). The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Applied Technologies segment consists of three operating divisions that sell products including LNG alternative fuel systems, telemetry products, DryWash® CO 2 cleaning systems, magnetic resonance imaging cryostat components, vacuum-insulated bulk liquid CO 2 systems, medical oxygen products, biological storage systems, large and small thermal vacuum test chambers, vacuum-insulated piping systems, nitrogen injection systems, and various cryogenic and non-cryogenic components including pumps, valves and tubing. The Distribution and Storage segment consists of two operating divisions that sell cryogenic tanks, trailers, intermodal containers, railcars and cryogenic repair services to various companies for the storage and transportation of both industrial and natural gases. The Process Systems segment consists of two operating divisions that sell brazed aluminum heat exchangers and coldboxes to industrial gas, natural gas and petrochemical processing companies who use them for the liquefaction and separation of industrial and natural gases. Due to the nature of the products that each operating segment sells, there are no intersegment sales.

NOTE L—Operating Segments (Continued)

        The Company evaluates performance and allocates resources based on profit or loss from operations before gain on sale of assets, interest expense, income taxes and minority interest. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

        Information for the Company’s three reportable segments and its corporate headquarters, and geographic information for the Company, is presented below:

	2000
	Reportable Segments
	Applied Technologies	Distribution and Storage	Process Systems	Corporate	Total
Revenues from external customers	$136,952	$137,929	$ 50,819		$325,700
Depreciation and amortization expense	5,414	6,364	4,109	$ 1,977	17,864
Operating income (loss) before gain on sale of assets, interest expense, income taxes and minority interest	23,386	11,832	1,338	(5,637)	30,919
Total assets	171,096	168,941	56,353	25,099	421,489
Capital expenditures	2,166	2,596	258	561	5,581

	1999
	Reportable Segments
	Applied Technologies	Distribution and Storage	Process Systems	Corporate	Total
Revenues from external customers	$105,323	$105,529	$ 82,085		$292,937
Depreciation and amortization expense	5,953	4,982	4,489	$ 1,485	16,909
Operating income (loss) before gain on sale of assets, interest expense, income taxes and minority interest	9,579	4,923	(300)	(25,938)	(11,736)
Total assets	185,983	149,869	61,934	26,784	424,570
Capital expenditures	2,633	1,761	1,072	1,581	7,047

	1998
	Reportable Segments
	Applied Technologies	Distribution and Storage	Process Systems	Corporate	Total
Revenues from external customers	$ 62,256	$ 42,558	$124,609		$229,423
Depreciation and amortization expense	1,684	1,446	3,557	$ 339	7,026
Operating income (loss) before gain on sale of assets, interest expense, income taxes and minority interest	10,062	5,760	30,806	(2,473)	44,155
Total assets	40,328	36,298	68,342	13,237	158,205
Capital expenditures	3,029	4,426	2,292	259	10,006

Geographic information:

	2000		1999		1998
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$279,449	$228,021	$241,228	$240,313	$205,997	$48,621
Non U.S. countries	46,251	36,637	51,709	40,907	23,426	33,473

Total	$325,700	$264,658	$292,937	$281,220	$229,423	$82,094

NOTE M—Extraordinary Item

        In the second quarter of 1999, the Company borrowed funds under its Credit Facility and retired prior to maturity certain debt assumed as part of the MVE acquisition with a fair value of $119.2 million. The debt extinguishment resulted in an extraordinary loss of $12,459, $7,809 net of tax, or $.33 per diluted share.

NOTE N—Quarterly Data (Unaudited)

        Selected quarterly data for the years ended December 31, 2000 and 1999 are as follows:

	Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$68,992	$78,924	$88,012	$89,772	$325,700
Gross profit	19,760	23,653	26,951	25,665	96,029
Operating income	5,087	7,135	9,506	9,191	30,919
Net income (loss)	(385)	291	1,038	1,211	2,155
Net income (loss) per share	(.02)	.01	.04	.05	.09
Net income (loss) per share—assuming dilution	(.02)	.01	.04	.05	.09

        In the fourth quarter of 2000, net income was decreased by $509 relating to inventory adjustments.

	Year Ended December 31, 1999
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$44,588	$84,726	$84,108	$79,515	$292,937
Gross profit	12,317	20,875	20,147	24,042	77,381
Operating income (loss)	4,725	(19,758)	(4,169)	7,466	(11,736)
Income (loss) before extraordinary item	2,902	(24,080)	(8,946)	1,653	(28,471)
Extraordinary loss on early extinguishment of debt, net of taxes of $4.7 million		(7,809)			(7,809)
Net income (loss)	2,902	(31,889)	(8,946)	1,653	(36,280)
Income (loss) before extraordinary item per share	.12	(1.01)	(.38)	.07	(1.20)
Net income (loss) per share	.12	(1.34)	(.38)	.07	(1.53)
Income (loss) before extraordinary item per share— assuming dilution	.12	(1.01)	(.38)	.07	(1.20)
Net income (loss) per share—assuming dilution	.12	(1.34)	(.38)	.07	(1.53)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 3, 2001 (the “2001 Proxy Statement”) is incorporated herein by reference. Information regarding executive officers of the registrant is set forth in Part I of this Form 10-K.

Item 11.    Executive Compensation.

        The information appearing under the captions “Election of Directors” and “Executive Compensation” (other than the Compensation Subcommittee Report on Executive Compensation) in the 2001 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The information appearing under the caption “Stock Ownership of Principal Holders and Management” in the 2001 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

        The information appearing under the caption “Other Matters” in the 2001 Proxy Statement is incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	Report of Independent Auditors	22
	Consolidated Balance Sheets at December 31, 2000 and 1999	23
	Consolidated Statements of Operations for the Years ended December 31, 2000, 1999 and 1998	24
	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2000, 1999 and 1998	25
	Consolidated Statements of Cash Flows for the Years ended December 31, 2000, 1999 and 1998	26
	Notes to Consolidated Financial Statements	27

(a)(2)	Financial Statement Schedules.

	No financial statement schedules required.

(a)(3)	Exhibits
	See the Exhibit Index at page 45 of this Form 10-K Annual Report.

(b)	Reports on Form 8-K.

During the quarter ended December 31, 2000, the Company filed three Current Reports on Form 8-K.
The first Current Report on Form 8-K, dated October 10, 2000, reported that the Company had entered into an amendment to its Credit Facility. The second, dated October 30, 2000, furnished a press release pursuant to Regulation FD. The third, dated November 29, 2000, reported that the Company had
	entered into the Incremental Credit Facility.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHART INDUSTRIES , INC .

/s/ ARTHUR S. HOLMES
By:
Arthur S. Holmes
Chairman & Chief Executive Officer

Date: March 16, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR S. HOLMES Arthur S. Holmes	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2001

/s/ DON A. BAINES Don A. Baines	Chief Financial Officer, Treasurer and a Director (Principal Financial Officer)	March 16, 2001

/s/ JOHN T. ROMAIN John T. Romain	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2001

/s/ RICHARD J. CAMPBELL Richard J. Campbell	Director	March 16, 2001

/s/ THOMAS F. MCKEE Thomas F. McKee	Director	March 16, 2001

/s/ LAZZARO G. MODIGLIANI Lazzaro G. Modigliani	Director	March 16, 2001

/s/ ROBERT G. TURNER, JR. Robert G. Turner, Jr.	Director	March 16, 2001

EXHIBIT INDEX

Exhibit No.	Description
2.1	Plan and Agreement of Merger, dated April 30, 1997, by and among the Company, Greenville Tube Corporation, Chart Acquisition Company, Inc. and Cryenco Sciences, Inc.	(F)
2.2	Agreement for the Sale and Purchase of the Industrial Heat Exchanger Group, dated March 5, 1998, by and among the Company, IMI Kynoch Limited, IMI Marston Limited, IMI plc and Chart Marston Limited	(G)
2.3	Agreement and Plan of Merger, dated as of February 16, 1999, by and among the Company, Chart Acquisition Company and MVE Holdings, Inc.	(J)
2.4	Agreement and Plan of Merger, dated as of February 25, 1999, by and among the Company, Chart Acquisition Company and MVE Investors, LLC	(J)
3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on December 3, 1992	(A)
3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company
3.2	Amended and Restated By-Laws of the Company	(B)
4.1	Specimen certificate of the Company’s Common Stock
4.2	Form of Warrant Agreements of various dates by and between Cryenco Sciences, Inc. and various warrant holders	(F)
4.3	Form of Amendment No. 1 to Warrant Agreement by and among the Company, Cryenco Sciences, Inc. and various warrant holders	(F)
4.4	Form of Warrant Certificate	(F)
4.5	Rights Agreement, dated as of May 1, 1998, by and between the Company and National City Bank, as Rights Agent	(H)
4.6	Amendment No. 1 to Rights Agreement, dated as of February 8, 2001, by and between the Company and National City Bank, as Rights Agent
10.1	Form of Indemnity Agreement of the Company	(B)
*10.2	Key Employees Stock Option Plan of the Company	(B)
*10.3	1994 Stock Option Plan for Outside Directors of the Company	(C)
*10.3.1	1995 Stock Option Plan for Outside Directors of the Company
*10.3.2	1996 Stock Option Plan for Outside Directors of the Company	(D)
*10.3.3	Amendment No. 1 to the 1996 Stock Option Plan for Outside Directors of the Company	(L)
*10.4	Amended and Restated 1997 Stock Option and Incentive Plan	(C)
*10.5	1997 Stock Bonus Plan	(E)
*10.6	Trust Agreement between Chart Industries, Inc. and Fidelity Management Trust Company relating to the Deferred Compensation Plan	(I)
*10.7	2000 Executive Incentive Stock Option Plan	(L)
*10.7.1	Form of Stock Option Agreement under the 2000 Executive Incentive Stock Option Plan	(L)
10.8	License Agreement, dated August 30, 1991, by and between Koch Industries, Inc. and PSI relating to the Ryan/Holmes Technology	(B)
10.9	Permitted User Agreement, dated as of March 27, 1998, by and between Chart Marston Limited and IMI Marston Limited	(G)
10.10	1998-2001 Labor Agreement, dated March 25, 1998, by and between ALTEC and District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL- CIO	(C)
10.11	Agreement, effective August 30, 1999 through August 30, 2002, by and between Process
     Engineering and The International Brotherhood of Boilermakers, Iron Ship Builders,
Blacksmiths, Forgers & Helpers Local Lodge No. 752 of the AFL-CIO
Exhibit No.	Description
10.12	Agreement, effective January 10, 2000 through January 15, 2002, by and between the Company and the United Steel Workers
*10.13	Employment Agreement, dated as of January 24, 2001, by and between the Company and James R. Sadowski
*10.14	Salary Continuation Agreement, dated May 12, 1996, by and between the Company and John T. Romain	(C)
*10.14.1	Amendment No. 1 to Salary Continuation Agreement, dated December 4, 1998, by and between the Company and John T. Romain	(C)
*10.15	Salary Continuation Agreement, dated May 22, 1996, by and between the Company and Don A. Baines	(C)
*10.15.1	Amendment No. 1 to Salary Continuation Agreement, dated December 4, 1998, by and between the Company and Don A. Baines	(C)
10.16	Credit Agreement, dated as of April 12, 1999, by and among the Company, the Subsidiary
     Borrowers, the Subsidiary Guarantors, the Lenders (all as defined therein), The Chase
     Manhattan Bank, as Administrative Agent, and National City Bank, as Documentation
	Agent	(J)
10.16.1	Amendment No. 1, dated as of August 24, 1999, to the Credit Agreement, dated as of April
     12, 1999, by and among the Company, the Subsidiary Borrowers, the Subsidiary
     Guarantors, the Lenders (all as defined therein), The Chase Manhattan Bank, as
	Administrative Agent, and National City Bank, as Documentation Agent	(K)
10.16.2	Amendment No. 2, dated as of October 10, 2000, to the Credit Agreement, dated as of April
     12, 1999, by and among the Company, the Subsidiary Borrowers, the Subsidiary
     Guarantors, the Lenders signatory thereto (all as defined therein), The Chase Manhattan
	Bank, as Administrative Agent, and National City Bank, as Documentation Agent	(M)
10.16.3	Series 1 Incremental Revolving Credit Agreement, dated as of November 29, 2000, among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Series 1 Lenders
     signatory thereto (all as defined therein), and The Chase Manhattan Bank, as
	Administrative Agent	(N)
10.17	Indemnification and Warrant Purchase Agreement, dated as of April 12, 1999, by and among the Company, MVE Holdings, Inc. and each of the former members of MVE Investors,
	LLC listed on the signature pages thereto	(J)
10.18	Form of Promissory Note	(J)
10.19	Form of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing	(J)
10.20	Warrant Agreement, dated as of April 12, 1999, between the Company and each of the persons listed on the signature pages thereto	(J)
10.21	Escrow Agreement, dated as of April 12, 1999, by and among the Company, MVE Holdings,
     Inc., Chart Acquisition Company, ACI Capital I, LLC, in its own capacity and, with respect to the Class B Escrow Amount (as defined therein), as agent and attorney-in-fact for each of the former members of MVE Investors, LLC listed therein, and Firstar Bank of
	Minnesota, N.A.	(J)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP

*	Management contract or compensatory plan or arrangement identified pursuant to Item 14(a)(3) of this Annual Report on Form 10-K.

(A)	Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-3 (Reg. No. 333-35321).

(B)	Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-1 (Reg. No. 33-52754).

(C)	Incorporated herein by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(D)	Incorporated herein by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(E)	Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-32535).

(F)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated July 31, 1997.

(G)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated March 27, 1998.

(H)	Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form 8-A, filed June 3, 1998.

(I)	Incorporated herein by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(J)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated April 12, 1999.

(K)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated August 24, 1999.

(L)	Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(M)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated October 10, 2000.

(N)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated November 29, 2000.