Form 10-Q
period 2001-03-31
CHART INDUSTRIES INC
filed 2001-05-07
CIK 892553

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No____

At March 31, 2001, there were 24,487,274 outstanding shares of the Company's Common Stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1.            Financial Statements.

    The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 9 of this Report on Form 10-Q.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31, 2001	December 31, 2000

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,268	$4,921
Accounts receivable, net	54,372	53,917
Inventories, net	71,432	66,987
Other current assets	29,711	31,006

Total Current Assets	158,783	156,831

Property, plant & equipment, net	62,321	63,382
Goodwill, net	171,211	173,128
Other assets, net	27,139	28,148

TOTAL ASSETS	$419,454	$421,489

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$37,130	$36,265
Customer advances	478	1,790
Billings in excess of contract revenue	2,979	2,630
Accrued expenses and other liabilities	39,597	44,770
Current portion of long-term debt	28,446	25,484

Total Current Liabilities	108,630	110,939

Long-term debt	246,868	244,386
Other long-term liabilities	11,073	11,320
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, none issued or outstanding
Common stock, par value $.01 per share - 30,000,000 shares authorized, 24,562,311 and 24,559,512 shares issued at March 31, 2001 and December 31, 2000, respectively	246	245
Additional paid-in capital	41,741	42,140
Retained earnings	20,262	19,857
Accumulated other comprehensive loss	(8,700)	(5,724)
Treasury stock, at cost, 75,037 and 206,959 shares at March 31, 2001, and December 31, 2000, respectively	(666)	(1,674)

	52,883	54,844

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$419,454	$421,489

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,

	2001	2000

Sales	$89,032	$68,992
Cost of products sold	61,963	49,232

Gross profit	27,069	19,760

Selling, general and administrative expense	17,624	13,466
Goodwill amortization expense	1,232	1,207

	18,856	14,673

Operating income	8,213	5,087
Other income (expense):
Gain on sale of assets		366
Interest expense - net	(7,125)	(6,237)

	(7,125)	(5,871)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	1,088	(784)

Income tax expense (benefit)	574	(421)

Income (loss) before minority interest and cumulative effect of change in accounting principle	514	(363)

Minority interest, net of taxes	21	22

Income (loss) before cumulative effect of change in accounting principle	493	(385)

Cumulative effect of change in accounting principle, net of taxes	88

Net income (loss)	$405	$(385)

Net income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$0.02	$(0.02)
Cumulative effect of change in accounting principle	0.00	0.00

Net income (loss) per common share	$0.02	$(0.02)

Net income (loss) per common share - assuming dilution
Income (loss) before cumulative effect of change in accounting principle	$0.02	$(0.02)
Cumulative effect of change in accounting principle	0.00	0.00

Net income (loss) per common share - assuming dilution	$0.02	$(0.02)

Shares used in per share calculations	24,382	23,899

Shares used in per share calculations - assuming dilution	24,612	23,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

  CHART INDUSTRIES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
  (Dollars in thousands)

	Three Months Ended March 31,

	2001	2000

OPERATING ACTIVITIES
Net income (loss)	$405	$(385)
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Cumulative effect of change in accounting principle	88
Gain on sale of assets		(366)
Depreciation and amortization	4,871	4,842
Income from joint venture	(219)
Foreign currency transaction gain	(159)	(149)
Minority interest	21	52
Deferred income taxes		388
Contribution of stock to employee benefit plans	684	681
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(1,699)	10,041
Inventory and other current assets	(4,645)	(9,018)
Accounts payable and other current liabilities	(3,995)	1,067
Billings in excess of contract revenue and customer advances	(918)	864

Net Cash (Used In) Provided By Operating Activities	(5,566)	8,017

INVESTING ACTIVITIES
Capital expenditures	(1,950)	(1,213)
Proceeds from sale of assets		900
Other investing activities	290	(692)

Net Cash Used In Investing Activities	(1,660)	(1,005)

FINANCING ACTIVITIES
Borrowings on revolving credit facilities	28,396	33,532
Repayments on revolving credit facilities	(19,837)	(28,791)
Principal payments on long-term debt	(2,961)	(7,564)
Treasury stock and stock option transactions	(77)	1

Net Cash Provided By (Used In) Financing Activities	5,521	(2,822)

Net (decrease) increase in cash and cash equivalents	(1,705)	4,190
Effect of exchange rate changes on cash	52	(963)
Cash and cash equivalents at beginning of period	4,921	2,314

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,268	$5,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2001
(Dollars in thousands, except per share amounts)

Note A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries ("Chart" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note B - Inventories

The components of inventory consist of the following:

	March 31, 2001	December 31, 2000

Raw materials and supplies	$36,075	$35,931
Work in process	18,037	17,998
Finished goods	17,624	13,362
LIFO reserve	(304)	(304)

	$71,432	$66,987

Note C - Net Income (Loss) per Share

The calculations of basic and diluted net income or loss per share for the three-month periods ended March 31, 2001 and 2000 are set forth below. The assumed conversion of the Company's potentially dilutive securities (employee stock options and warrants) was not dilutive for the three-month period ended March 31, 2000. As a result, the calculation of diluted net loss per share for the three-month period ended March 31, 2000 set forth below does not reflect any assumed conversion.

	Three Months Ended March 31,

	2001	2000

	(Shares in thousands)

Net income (loss)	$405	$(385)

Weighted-average common shares	24,382	23,899
Effect of dilutive securities:
Employee stock options and warrants	230

Dilutive potential common shares	24,612	23,899

Net income (loss) per common share:
Income (loss) before cumulative effect of change in
accounting principle	$0.02	$(0.02)
Cumulative effect of change in accounting principle	0.00	0.00

Net income (loss) per common share	$0.02	$(0.02)

Net income (loss) per common share - assuming dilution
Income (loss) before cumulative effect of change in
accounting principle	$0.02	$(0.02)
Cumulative effect of change in accounting principle	0.00	0.00

Net income (loss) per common share - assuming dilution	$0.02	$(0.02)

Note D - Revenue Recognition

For the majority of the Company's products, revenue is recognized when products are shipped and title has transferred. For certain product lines, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known.

Note E - Comprehensive Loss

Total comprehensive loss, consisting of net income (loss) and foreign currency translation adjustments, for the three months ended March 31, 2001 and 2000 was $2,571 and $2,483 respectively.

Note F - Derivative Instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.

The Company utilizes certain derivative financial instruments to enhance its ability to manage risk, including interest rate and foreign currency exposures which exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument.

Interest Rate Collars

The Company's primary interest rate risk exposure results from the Credit Facility's various floating rate pricing mechanisms. This interest rate exposure is managed by the use of interest rate collars on approximately 50 percent of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. The Company's interest rate collars do not qualify as hedges under the provisions of SFAS No. 133. The Statement requires such collars to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statement of operations. Accordingly, the Company recorded a cumulative effect of a change in accounting principle, net of income taxes, as an adjustment to net income as of January 1, 2001. The fair value of the Company's interest rate collars at March 31, 2001 of $994 is recorded in accrued interest, and the change in their fair value during the three months ended March 31, 2001 of $822 is recorded in interest expense.

Foreign Currency Forward Contracts

The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the Euro, British Pound and Czech Koruna.

The Company's foreign currency forward contracts do not qualify as hedges under the provisions of SFAS No. 133. Accordingly, the Company recorded a cumulative effect of a change in accounting principle, net of income taxes, as an adjustment to net income as of January 1, 2001. The change in fair value of the foreign currency forward contracts during the three months ended March 31, 2001 was not material.

Note G - Operating Segments

The Company has three reportable segments: applied technologies ("Applied Technologies"), distribution and storage equipment ("Distribution and Storage") and process systems and equipment ("Process Systems"). The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Applied Technologies segment consists of three operating divisions that sell products including LNG alternative fuel systems, telemetry products, DryWash® CO2 cleaning systems, magnetic resonance imaging cryostat components, vacuum-insulated bulk liquid CO2 systems, medical oxygen products, biological storage systems, large and small thermal vacuum test chambers, vacuum-insulated piping systems, nitrogen injection systems, environmental test chambers, and various cryogenic and non-cryogenic components including pumps, valves and tubing. The Distribution and Storage segment consists of two operating divisions that sell cryogenic tanks, trailers, intermodal containers, railcars, and cryogenic repair services to various companies for the storage and transportation of both industrial and natural gases. The Process Systems segment consists of two operating divisions that sell cryogenic heat exchangers and coldboxes to industrial gas, natural gas and petrochemical processing companies who use them for the liquefaction and separation of industrial and natural gases.

The Company evaluates performance and allocates resources based on profit or loss from operations before gain on sale of assets, interest expense, income taxes and minority interest.

	Three Months Ended March 31, 2001

	Applied Technologies	Distribution & Storage	Process Systems	Corporate	Total

	(Dollars in thousands)

Sales	$34,124	$33,579	$21,329		$89,032
Operating income (loss) before interest expense, income taxes, minority interest, and cumulative effect of change in accounting principle	5,598	1,600	2,772	$(1,757)	8,213

	Three Months Ended March 31, 2000

	Applied Technologies	Distribution & Storage	Process Systems	Corporate	Total

	(Dollars in thousands)

Sales	$29,518	$32,208	$7,266		$68,992
Operating income (loss) before gain on sale of assets, interest expense, income taxes, and minority interest	5,191	1,820	(2,097)	$173	5,087

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Market Overview

The Company's first-quarter 2001 operating results were somewhat stronger than management had expected due to a favorable sales mix. Although originally anticipated to be soft, Chart's 2001 first-quarter sales were close to its strong fourth quarter of 2000. Each of the Company's three business segments produced sales growth over the first quarter of 2000, resulting in a 29 percent increase. Operating income of $8.2 million was down slightly from the fourth quarter of 2000, as management had expected, but 61 percent better than the same quarter of 2000. Net income for the first quarter of 2001 was impacted by a non-cash interest charge of $822,000 and a net of tax cumulative effect charge of $88,000 related to the application and adoption of the new accounting rules for derivative financial instruments. This non-cash charge reduced net income per diluted share by $0.02 for the first quarter.

Chart's biggest businesses experienced flat to softer order intake during the first quarter of 2001. The Distribution & Storage ("D&S") segment order flow continued to be stable with new orders at the same level as the fourth quarter of 2000 and consistent with current sales levels. In the Applied Technologies ("AT") segment, the Company experienced a slow down of orders for certain product lines. The depressed market conditions for the Process Systems and Equipment ("PS&E") segment have continued. In addition to the delayed recovery of the industrial gas market, the relatively active hydrocarbon processing market has not generated firm orders. Management believes these projects are very viable, but the Company is experiencing delays in order award dates. Management has taken steps to reduce manpower levels and other costs for the slower product lines, particularly in the PS&E segment. Further reductions and consolidations are being studied for implementation if the recovery continues to delay.

Based upon the Company's understanding of current economic conditions, management expects the Company's 2001 revenue will grow compared with 2000, but with lower gross margins due to the anticipated sales mix and lower pricing in the PS&E segment. The current trend of lower interest rates is expected to be beneficial to Chart going forward. The Company also plans to use internal cash flows generated to invest in its leading growth businesses and hopes to obtain outside financing to accelerate their introduction to the market. Overall, management expects Chart's profitability to improve compared with 2000.

Three Months Ended March 31, 2001 and 2000

Sales for the first quarter of 2001 were $89.0 million versus $69.0 million for the first quarter of 2000, an increase of $20.0 million, or 29.0 percent. The improvement in sales compared to the first quarter of 2000 is largely driven by projects in the PS&E segment. Sales for the current quarter included heat exchangers and cold boxes for the Trinidad project, acoustic liquefaction equipment and several smaller hydrocarbon projects. Also contributing to the higher sales was the AT segment, which had increased sales in the LNG alternative vehicle fuel equipment, medical oxygen and biological storage markets compared with the first quarter of 2000.

Gross profit for the first quarter of 2001 was $27.1 million versus $19.8 million for the first quarter of 2000, an increase of $7.3 million, or 37.0 percent. Gross profit margin for the first quarter of 2001 was 30.4 percent versus 28.6 percent for the first quarter of 2000. The increases in gross profit and gross profit margin occurred largely in the PS&E segment, where the gross margin increased from 9.2 percent in the first quarter of 2000 to 28.1 percent in the first quarter of 2001, and gross profit increased by $5.3 million. These increases were the result of better volume in hydrocarbon equipment, particularly the Bechtel jobs for the Trinidad LNG Expansion project.

Selling, general and administrative ("SG&A") expense for the first quarter of 2001 was $17.6 million, versus $13.5 million for the first quarter of 2000. This increase reflected higher employee benefit costs for medical coverage and workers' compensation. SG&A expense as a percentage of sales increased to 19.8 percent for the first quarter of 2001 versus 19.5 percent for the first quarter of 2000.

The Company recorded $1.2 million of goodwill amortization in the first quarters of 2001 and 2000.

The Company entered into two interest-rate collars covering a total of 50 percent of the Company's term debt shortly after entering into its Credit Facility in 1999. The collars are intended to mitigate the risk of increasing interest rates by providing a cap on the base rate paid while also giving the counterparties to the transaction a floor on the interest rate received. Under newly adopted accounting rules for derivative financial instruments, the Company recognized a charge to earnings in the first quarter of 2001 for the change in fair value of the interest rate collars despite making no actual payments under the floor provisions. The fair value of the interest rate collars is determined by the expectation of future interest rates and is, therefore, difficult to predict. The liability relating to the collars of $1.0 million recorded by the Company at March 31, 2001 represents the market's estimate of payments above actual rates to be made over the life of the collars.

Net interest expense for the first quarter of 2001, excluding the charge related to the interest rate collars, was $6.3 million compared with $6.2 million for the first quarter of 2000, reflecting higher average borrowings during the period. As of March 31, 2001, the Company had borrowings of $264.8 million under its Credit Facility and was in compliance with all related covenants.

As a result of the foregoing, the Company reported net income of $405,000, or $0.02 per diluted share, for the first quarter of 2001 compared with a net loss of $385,000, or $0.02 per diluted share, for the first quarter of 2000.

Liquidity and Capital Resources

Cash used in operations for the first quarter of 2001 was $5.6 million compared with cash provided by operations of $8.0 million in the first quarter of 2000. The Company's 2001 first-quarter operating cash flow primarily reflects increasing inventory levels, as shipments slowed in certain product lines, as well as reductions in accrued expenses, including customer rebates and employee incentives.

Capital expenditures for the first quarter of 2001 were $2.0 million compared with $1.2 million in the first quarter of 2000. The Company believes that $1.4 million to $2.0 million per quarter is the normal maintenance level for capital expenditures.

The Company forecasts sufficient cash flow from operations and available borrowings to fund principal and interest payments, working capital requirements and capital expenditures for the current fiscal year. The Credit Facility amendment, which provided relief on financial covenants, and the additional liquidity facility agreed upon during the fourth quarter of 2000 expire at the end of 2001. The Company is currently evaluating its options with respect to the Credit Facility.

Orders and Backlog

Chart's consolidated orders for the first quarter of 2001 totaled $73.0 million, compared with orders of $84.9 million for the fourth quarter of 2000. Chart's consolidated firm order backlog at March 31, 2001, was $89.9 million, compared with $108.1 million at December 31, 2000.

AT orders for the first quarter of 2001 totaled $29.8 million, compared with $43.7 million for the fourth quarter of 2000. The fourth-quarter orders for MRI cryostats were bundled together to cover several quarters of shipments, and were therefore much larger than normal. The MRI cryostats line has seen a slow down in requested shipments. The segment has also experienced a slow down in orders for cryogenic components, especially vacuum-insulated pipe.

D&S orders for the first quarter of 2001 totaled $32.9 million, compared with $32.6 million for the fourth quarter of 2000. Orders have been lower in D&S over the last two quarters, reflecting some economic softness and tighter budgeting by Chart's customers.

PS&E orders for the first quarter of 2001 totaled $10.3 million, compared with $8.5 million in the fourth quarter of 2000. Orders in this segment are lower after two strong quarters in early 2000, which included large awards for the Trinidad LNG Expansion project. The Company has experienced continued weak order flow in this segment in both the industrial gas and hydrocarbon processing markets notwithstanding stronger quote activity in natural gas and petrochemical processing.

Forward-Looking Statements

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "anticipates," "projects," "forecasts," "continue" or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, business and market conditions and foreign currency fluctuations; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) the ability of the Company to identify, consummate and integrate the operations of suitable acquisition targets; (f) the effectiveness of operational changes expected to increase efficiency and productivity; (g) the ability of the Company to manage its fixed-price contract exposure; (h) the ability of the Company to pass on increases in raw material prices; (i) the Company's relations with its employees; (j) the extent of product liability claims asserted against the Company; (k) variability in the Company's operating results; (l) the ability of the Company to attract and retain key personnel; (m) the costs of compliance with environmental matters; (n) the ability of the Company to protect its proprietary information; (o) the ability of the Company to obtain outside financing for business development initiatives; and (p) the ability of the Company to satisfy covenants under its Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company's primary interest rate risk exposure results from the Credit Facility's various floating rate pricing mechanisms. This interest rate exposure is managed by the use of interest rate collars on approximately 50 percent of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. The fair value of the contracts related to the collars at March 31, 2001 is $1.0 million. If interest rates were to increase 200 basis points (2 percent) from March 31, 2001 rates, and assuming no changes in debt from the March 31, 2001 levels, the additional annual expense would be approximately $5.3 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound, the Czech Koruna and the Euro. Monthly measurement, evaluation and foreign currency forward purchase and sale contracts are employed as methods to reduce this risk. The Company enters into foreign currency forward purchase and sale contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign currency forward purchase and sale contracts at March 31, 2001, the result would be a loss in fair value of approximately $222,000.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company's Applied Technologies business ("Applied Technologies") has been named as a defendant in several similar cases pending in the Court of Common Pleas, Montgomery County, Ohio. All of these cases are related to the same incident. On December 7, 2000, an accident occurred at the IHS at Carriage by the Lake nursing home outside of Dayton, Ohio. A nitrogen tank was connected to the nursing home's oxygen system resulting in the death of five elderly patients and injuries to five additional patients from inhaling the nitrogen. Mr. Harold Tomlin filed a complaint on December 13, 2000, individually and as Executor of the Estate of Helen Tomlin, Deceased, in Tomlin, et al. v. IHS at Carriage by the Lake, et al., naming as defendants BOC Gases of Dayton and its parent company, The BOC Group, Inc., the nursing home and its parent company, Applied Technologies, and a "John Doe" manufacturer and supplier. The claims against the Company in this case are for negligence, strict product liability, failure to warn, negligence per se, breach of warranty and punitive damages. The allegations underlying the claims involved defective or deficient manufacture, construction, design, labeling, formulation and warnings with regard to a cylinder. Tomlin is seeking $5 million in compensatory damages, $5 million in punitive damages, prejudgment and post-judgment interest and costs and fees. Gayleen Waldspurger filed a complaint on December 20, 2000, individually and as Executor of the Estate of Pauline Tays, in Waldspurger v. BOC Gases, et al., naming as defendants the BOC Group, Inc., the nursing home and its parent company, a "John Doe" employee and Applied Technologies. The claims against the Company in this case are for negligence based on wrongful death and survivorship, strict liability, negligence per se, product liability and breach of warranty. The underlying allegations are general as to the Company, and are similar to those in the Tomlin lawsuit. Ms. Waldspurger is seeking $2.5 million in compensatory damages for wrongful death, $1 million in compensatory damages for personal injury and survivorship claims and $5 million in punitive damages. On January 12, 2001, Ronald and Ruthanna Leslie filed a complaint in Leslie v. IHS at Carriage by the Lake, et al., claiming that Mr. Leslie, a patient at the nursing home, inhaled nitrogen and, as a result, suffered severe permanent personal injuries, including brain damage and the aggravation of other medical conditions from which he suffered on the day of the accident. The defendants and the claims against the Company are identical to those asserted in the Tomlin lawsuit. The damages sought by the Leslies include $10 million in compensatory damages, $10 million in punitive damages, $2 million for loss of consortium damages, prejudgment and post-judgment interest and costs and fees. On March 30, 2001, Larry Williams filed a complaint individually and as Executor of the Estate of Corna Vance, deceased. The case is captioned Williams, et al., v. IHS at Carriage by the Lake, et al., naming as defendants IHS at Carriage by the Lake, Integrated Health Services, Inc., Applied Technologies, BOC Gases of Dayton, BOC Group, and a "John Doe" manufacturer and supplier. The claims against the Company in this case are for negligence, strict product liability, failure to warn, negligence per se, breach of warranty and punitive damages. The allegations are very similar to those in the Tomlin case. Williams is seeking $5 million for compensatory damages, $5 million for punitive damages, as well as prejudgment and post-judgment interest, attorney fees and costs. The Company is vigorously defending all of these cases and has filed its answer, denied all liability and cross-claimed for contribution from the BOC Group, Inc. and IHS. All of these cases are currently in the discovery phase and not set for trial at this time. Of further significance is the fact that BOC Gases of Dayton and the nursing home have been criminally indicted in this matter. The Company, however, has not been so indicted. Relative to these criminal indictments the court has granted stays in all of these proceedings pending the outcome of the criminal charges pending against BOC Gases of Dayton and the nursing home. The nursing home entities have also filed cross-claims against the Company claiming contribution.

The Company is a party to other routine legal proceedings incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse affect on the Company's operating results, cash flows or financial position.

Item 2. Changes in Securities and Use of Proceeds.

            (a)(1)     Amendment of Certificate of Incorporation

Effective May 3, 2001, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation at the annual meeting of stockholders. The amendment increases the number of shares of common stock, par value $.01 per share (the "Common Stock") that the Company is authorized to issue from 30,000,000 to 60,000,000. The Company has filed a Certificate of Amendment, in the form filed herewith as Exhibit 3.1.2, with the Secretary of State of the State of Delaware to give effect to the amendment of its Certificate of Incorporation.

            (a)(2)     Amendment of By-laws

Effective May 3, 2001, the Company's Board of Directors approved and adopted Amended and Restated By-laws, pursuant to Section 2 of Article IX of the Company's Certificate of Incorporation, which supersede the By-laws of the Company in effect until that time. The Amended and Restated By-laws of the Company are filed herewith as Exhibit 3.2 and the following summary of the significant changes to the By-laws of the Company reflected in the Amended and Restated By-laws is qualified in its entirety by reference thereto.

In general, the By-laws have been amended to be consistent with recent changes in Delaware law that facilitate the use of electronic communications technology, such as electronic mail, by Delaware corporations. These include changes to Article III, concerning the manner and procedures for stockholder meetings and related matters, Article IV, relating to the Board of Directors, and Article V, relating to notices, that facilitate the use of electronic communications technology. In addition, a new Article X has been added, providing generally that the records of the Company may be kept in any manner authorized by Delaware law.

In addition, the By-laws have been amended to add a new Section 10 to Article III, relating to notice of stockholder business and nominations. In general, Section 10 of Article III provides advance notice requirements for stockholder proposals for business and stockholder nominations of director candidates to be considered properly brought before annual or special meetings of stockholders. For stockholder proposals or nominations to be timely for consideration at an annual meeting, a stockholder must deliver notice of the proposal or nomination to the Secretary at the principal place of business of the Company not less than 60 nor more than 90 days before the first anniversary of the date on which the Company first mailed its proxy materials for the preceding year's annual meeting, or, if the date of the annual meeting is moved more than 30 days from the anniversary date of the preceding year's meeting, not earlier than 120 days before the meeting and not later than the later of the 90th day before the meeting or 10 days after public announcement of the date of the meeting. Section 10 generally provides further that only business brought before a special meeting of the stockholders under the Company's notice of meeting may be conducted. Nominations for election to the Board of Directors may be made at a special meeting at which directors are to be elected pursuant to the Company's notice of meeting by a stockholder only if the stockholder delivers notice thereof to the Secretary at the principal place of business of the Company not earlier than 90 days before the special meeting nor later than 10 days after the public announcement of the meeting and proposed election of directors. Adjournments will not recommence the notice periods. In addition, stockholder notices must be written and set forth specific information about the proposed business or nomination and the stockholder, as specified in Section 10, and otherwise comply with applicable law with respect to the nomination or proposal.

Item 5.	Other Information - Date to Submit Stockholder Proposals for 2002 Annual Meeting of Stockholders

Any stockholder who wishes to submit a proposal for inclusion in the proxy materials to be distributed by the Company in connection with its annual meeting of stockholders to be held in 2002 must do so no later than November 30, 2001. To be eligible for inclusion in the 2002 proxy materials of the Company, proposals must conform to the requirements set forth in Regulation 14A under the Securities Exchange Act of 1934.

Stockholder proposals not intended to be included in the Company's proxy materials for the Company's 2002 annual meeting of stockholders, as well as proposed stockholder nominations for the election of directors at the 2002 annual meeting, must each comply with the advance notice procedures of Section 10 of Article III of the Amended and Restated By-laws described in Item 2 above to be properly brought before the 2002 annual meeting of stockholders. With regard to the 2002 annual meeting, the written notice described above must be received by the Company's Secretary at the Company's principal place of business between December 30, 2001 and January 29, 2002. If the Company does not receive the notice between these dates, the notice will be considered untimely. The Company's proxy for the 2002 annual meeting will grant discretionary authority to the persons named therein to exercise their voting discretion with respect to any such matter of which the Company does not receive notice by January 29, 2002. In addition to these timing requirements, the advance notice provisions of the Amended and Restated By-laws contain informational content requirements that also must be met.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits.

See the Exhibit Index on page 19 of this Form 10-Q.

	(b)	Reports on Form 8-K.

During the quarter ended March 31, 2001, the Company filed one Current Report on Form 8-K, dated February 5, 2001, furnishing a press release pursuant to Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc. (Registrant)

Date:	May 7, 2001	/s/ Don A. Baines
Don A. Baines Chief Financial Officer and Treasurer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to the appropriate exhibit of the Company's Registration Statement on Form S-3, Reg. No. 333-35321)

3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (incorporated herein by reference to the appropriate exhibit of the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

3.1.2	Certificate of Amendment, amending the Amended and Restated Certificate of Incorporation of the Company (filed herewith)

3.2	Amended and Restated By-laws of the Company, effective May 3, 2001 (filed herewith)

4.1	Amendment No. 1 to Rights Agreement, dated as of February 8, 2001, by and between the Company and National City Bank, as Rights Agent (incorporated herein by reference to the appropriate exhibit of the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

10.1	IAM Agreement 2001-2004, effective February 4, 2001, by and between Chart Heat Exchangers, L.P. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO (filed herewith)

10.2	Second Amended and Restated 1997 Stock Option and Incentive Plan of the Company (filed herewith)

10.3	Employment Agreement, dated as of January 24, 2001, by and between the Company and James R. Sadowski (incorporated herein by reference to the appropriate exhibit of the Company's Annual Report on Form 10-K for the year ended December 31, 2000)