Form 10-Q
period 2001-06-30
CHART INDUSTRIES INC
filed 2001-08-08
CIK 892553

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to _______________________

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

At June 30, 2001, there were 24,577,366 outstanding shares of the Company's Common Stock, $0.01 par value per share.

Page 1 of 21 sequentially numbered pages.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 10 of this Report on Form 10-Q.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$2,790	$4,921
Accounts receivable, net	52,752	53,917
Inventories, net	67,319	66,987
Other current assets	26,595	31,006

Total Current Assets	149,456	156,831

Property, plant and equipment, net	62,065	63,382
Goodwill, net	170,405	173,128
Other assets, net	27,724	28,148

TOTAL ASSETS	$409,650	$421,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$31,042	$36,265
Customer advances	1,004	1,790
Billings in excess of contract revenue	1,957	2,630
Accrued expenses and other liabilities	33,399	44,770
Current portion of long-term debt	31,289	25,484

Total Current Liabilities	98,691	110,939

Long-term debt	247,659	244,386
Other long-term liabilities	10,741	11,320
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued or outstanding
Common stock, par value $.01 per share – 60,000,000 shares authorized and
24,661,203 shares issued at June 30, 2001, and 30,000,000 shares authorized and 24,559,512 shares issued at December 31, 2000, respectively	247	245
Additional paid-in capital	42,155	42,140
Retained earnings	19,838	19,857
Accumulated other comprehensive loss	(8,974)	(5,724)
Treasury stock, at cost, 83,837 and 206,959 shares at June 30, 2001, and
December 31, 2000, respectively	(707)	(1,674)

	52,559	54,844

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$409,650	$421,489

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2001		2000	2001		2000

Sales		$84,797	$78,924		$173,829	$ 147,916
Cost of sales		63,266	55,271		125,229	104,503

Gross profit		21,531	23,653		48,600	43,413

Selling, general and administrative expense		12,827	15,355		30,451	28,821
Goodwill amortization expense		1,307	1,163		2,539	2,370
Employee separation and plant closure costs		1,403			1,403

		15,537	16,518		34,393	31,191

Operating income		5,994	7,135		14,207	12,222

Other income (expense):
Gain on sale of assets						366
Interest expense – net		(6,133)	(6,446)		(13,258)	(12,683)

		(6,133)	(6,446)		(13,258)	(12,317)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle		(139)	689		949	(95)

Income tax expense (benefit)		260	353		834	(68)

Income (loss) before minority interest and cumulative effect of change in accounting principle		(399)	336		115	(27)

Minority interest, net of taxes		25	45		46	(67)

Income (loss) before cumulative effect of change in accounting principle		(424)	291		69	(94)

Cumulative effect of change in accounting principle, net of taxes					88

Net income (loss)	$	(424)	$291	$	(19)	$(94)

Net income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$	( .02)	$.01		$.00	$.00

Cumulative effect of change in accounting principle
Net income (loss) per common share	$	( .02)	$.01		$.00	$.00

Net income (loss) per common share – assuming dilution:
Income (loss) before cumulative effect of change in accounting principle	$	( .02)	$.01		$.00	$.00
Cumulative effect of change in accounting principle

Net income (loss) per common share – assuming dilution	$	( .02)	$.01		$.00	$.00

Shares used in per share calculations		24,534	24,061		24,458	23,980

Shares used in per share calculations – assuming dilution		24,534	24,226		24,633	23,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended
	June 30,

	2001	2000

OPERATING ACTIVITIES
Net loss	$ (19)	$ (94)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	88
Gain on sale of assets		(366)
Depreciation and amortization	9,093	9,458
(Income) loss from joint venture	(283)	17
Foreign currency transaction gain	(204)	(210)
Minority interest	46	67
Contribution of stock to employee benefit plans	1,010	1,016
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(578)	653
Inventory and other current assets	2,453	(15,454)
Accounts payable and other current liabilities	(17,053)	1,834
Billings in excess of contract revenue and customer advances	(1,414)	2,275

Net Cash Used In Operating Activities	(6,861)	(804)

INVESTING ACTIVITIES
Capital expenditures	(4,030)	(2,901)
Proceeds from sale of assets		900
Other investing activities	9	(218)

Net Cash Used In Investing Activities	(4,021)	(2,219)

FINANCING ACTIVITIES
Borrowings on revolving credit facilities	64,857	63,514
Repayments on revolving credit facilities	(46,078)	(46,277)
Principal payments on long-term debt	(9,438)	(12,168)
Treasury stock and stock option transactions	(43)	29

Net Cash Provided By Financing Activities	9,298	5,098

Net (decrease) increase in cash and cash equivalents	(1,584)	2,075
Effect of exchange rate changes on cash	(547)	(1,420)
Cash and cash equivalents at beginning of period	4,921	2,314

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,790	$ 2,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2001
(Dollars in thousands, except per share amounts)

Note A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries (“Chart” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Note B – Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in the Company’s net income of approximately $5,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Note C - Inventories

The components of inventory consist of the following:

	June 30,	December 31,
	2001	2000

Raw materials and supplies	$ 34,698	$ 35,931
Work in process	18,359	17,998
Finished goods	14,566	13,362
LIFO reserve	(304)	(304)

	$ 67,319	$ 66,987

Note D – Net Income (Loss) per Share

The calculations of basic and diluted net income or loss per share for the three-month and six-month periods ended June 30, 2001 and 2000 are set forth below. The assumed conversion of the Company’s potentially dilutive securities (employee stock options and warrants) was not dilutive for the three-month period ended June 30, 2001 and the six-month period ended June 30, 2000. As a result, the calculation of diluted net loss per share for the three-month period ended June 30, 2001 and the six-month period ended June 30, 2000 set forth below does not reflect any assumed conversion.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

	(Shares in thousands)

Income (loss) before cumulative effect of change in
accounting principle	$(424)	$291	$69	$(94)
Cumulative effect of change in accounting principle			88

Net income (loss)	$(424)	$291	$(19)	$(94)

Weighted-average common shares	24,534	24,061	24,458	23,980
Effect of dilutive securities:
Employee stock options and warrants		165	175

Dilutive potential common shares	24,534	24,226	24,633	23,980

Net income (loss) per common share:
Income (loss) before cumulative effect of change in
accounting principle	$(.02)	$.01	$.00	$.00
Cumulative effect of change in accounting principle
Net income (loss) per common share	$(.02)	$.01	$.00	$.00

Net income (loss) per common share – assuming dilution:
Income (loss) before cumulative effect of change in
accounting principle	$(.02)	$.01	$.00	$.00
Cumulative effect of change in accounting principle
Net income (loss) per common share – assuming dilution	$(.02)	$.01	$.00	$.00

Note E - Revenue Recognition

For the majority of the Company’s products, revenue is recognized when products are shipped and title has transferred. For certain product lines, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known.

Note F - Comprehensive Loss

Total comprehensive loss for the three month periods ended June 30, 2001 and 2000 was $698 and $1,932, respectively. Total comprehensive loss for the six month periods ended June 30, 2001 and 2000 was $3,268 and $4,415, respectively.

Note G – Derivative Instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.

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

Interest Rate Collars

The Company’s primary interest rate risk exposure results from the Credit Facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by the use of interest rate collars on approximately 50 percent of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. The Company’s interest rate collars do not qualify as hedges under the provisions of SFAS No. 133. The Statement requires such collars to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statement of operations. Accordingly, the Company recorded a cumulative effect of a change in accounting principle, net of income taxes, as an adjustment to net income as of January 1, 2001. The fair value of the Company’s interest rate collars at June 30, 2001 of $1,235 is recorded in accrued interest, and the change in their fair value during the three and six month periods ended June 30, 2001 of $240 and $995, respectively, is recorded in interest expense.

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

The Company’s foreign currency forward contracts do not qualify as hedges under the provisions of SFAS No. 133. Accordingly, the Company recorded a cumulative effect of a change in accounting principle, net of income taxes, as an adjustment to net income as of January 1, 2001. The change in fair value of the foreign currency forward contracts during the three and six month periods ended June 30, 2001 was not material.

Note H – Income Taxes

During the second quarter of 2001, the Company changed its estimated effective annual income tax rate to 87.9 percent from 52.8 percent. This change in estimate resulted in additional second-quarter 2001 income tax expense of $333, or $0.01 per basic share. This change is due to the interaction of reduced estimated 2001 taxable income with the fixed amounts of non tax-deductible goodwill amortization.

Note I – Employee Separation and Plant Closure Costs

During the second quarter of 2001, the Company recorded employee separation and plant closure costs of $1,403. The charges included $1,040 related to the closure of the Ottawa Lake, Michigan facility and two smaller sites within the cryogenic services division of the Distribution and Storage segment, and $363 for terminating 25 employees at the Company’s Wolverhampton, United Kingdom, heat exchangers division facility of the Process Systems and Equipment segment. The services division charges included $243 for lease termination and facility closure-related costs, $435 for writing off certain leasehold improvements and fixed assets, $55 for severance, and $307 for moving costs and other charges.

Note J – Operating Segments

The Company has three reportable segments: applied technologies (“Applied Technologies”), distribution and storage equipment (“Distribution and Storage”) and process systems and equipment (“Process Systems and Equipment”). The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Applied Technologies segment consists of three operating divisions that sell products including liquid natural gas (“LNG”) alternative fuel systems, telemetry products, DryWash® CO2 cleaning systems, magnetic resonance imaging cryostat components, vacuum-insulated bulk liquid CO2 systems, medical oxygen products, biological storage systems, large and small thermal vacuum test chambers, vacuum-insulated piping systems, nitrogen injection systems, environmental test chambers, and various cryogenic and non-cryogenic components including pumps, valves and tubing. The Distribution and Storage segment consists of two operating divisions that sell cryogenic tanks, trailers, intermodal containers, railcars, and cryogenic repair services to various companies for the storage and transportation of both industrial and natural gases. The Process Systems and Equipment segment consists of two operating divisions that sell cryogenic heat exchangers and coldboxes to industrial gas, natural gas and petrochemical processing companies who use them for the liquefaction and separation of industrial and natural gases.

The Company evaluates performance and allocates resources among segments based on profit or loss from operations before gain on sale of assets, interest expense, income taxes and minority interest.

Note J – Operating Segments (Continued)

	Three Months Ended June 30, 2001

	Applied Technologies	Distribution & Storage	Process Systems & Equipment	Corporate	Total

Sales	$38,240	$34,128	$12,429		$84,797
Operating income (loss) before interest expense, income taxes and minority interest	5,221	1,891	(666)	$(452)	5,994

	Three Months Ended June 30, 2000

	Applied Technologies	Distribution & Storage	Process Systems & Equipment	Corporate	Total

Sales	$33,855	$35,792	$9,277		$78,924
Operating income (loss) before gain on sale of assets, interest expense, income taxes, and minority interest	6,402	2,908	(162)	$ (2,013)	7,135

	Six Months Ended June 30, 2001

	Applied Technologies	Distribution & Storage	Process Systems & Equipment	Corporate	Total

Sales	$72,364	$67,707	$33,758		$173,829
Operating income (loss) before interest expense, income taxes, minority interest, and cumulative effect of change in accounting principle	10,853	3,475	2,088	$ (2,209)	14,207

	Six Months Ended June 30, 2000

	Applied Technologies	Distribution & Storage	Process Systems & Equipment	Corporate	Total

Sales	$63,373	$68,000	$16,543		$147,916
Operating income (loss) before gain on sale of assets, interest expense, income taxes, and minority interest	11,593	4,729	$(2,259)	$(1,841)	12,222

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Market Overview

The Company’s second-quarter 2001 sales, although somewhat down compared with recent quarters, exceeded second-quarter 2000 sales. Despite continued softness in the Process Systems and Equipment segment, the Company’s orders recovered in the second quarter of 2001 from a weak 2001 first quarter.

In the second quarter of 2001, the Company made adjustments to its operations to address existing economic conditions and continued to make changes to improve productivity and rationalize facilities. Expenses for severance costs and facility closings during the second quarter of 2001, however, significantly impaired Chart’s bottom line.

Applied Technologies, the Company’s largest and most profitable business segment, recorded $34.6 million in new orders during the second quarter, an increase of 16 percent from the first quarter and closer to recent quarterly win rates. Sales in this segment were also strong, reaching the $38 million level for a second time. The Distribution and Storage segment had total order intake of $41.8 million, up 27 percent from the first quarter of 2001 and up 19 percent from last year’s second quarter. Some Distribution and Storage product lines have softened, but this segment generally maintained sales and gross margins during difficult economic industrial conditions. Chart completed major portions of Bechtel’s Trinidad project in the first quarter of 2001. As a result, second-quarter 2001 orders, sales and margins in the Process Systems and Equipment segment again reflect the extended downturn in plant construction. Backlog is at a low of $17.4 million in the Process Systems and Equipment segment. Bidding remains active in hydrocarbon markets, but viable projects are slow to realize and often rescheduled. The Company plans to continue to adjust manpower levels to match workload in this segment.

Based upon current economic conditions, the Company anticipates flat sales going forward for the remainder of 2001. Management expects variations in the sales mix and competitive pricing to continue to impact gross margins negatively in the second half. Attention to cost control and lower interest rates are expected to have a positive impact on Chart’s performance, resulting in expected breakeven to slightly positive net income for the balance of 2001.

For the near-term, Chart will continue to finance its development initiatives and leading growth businesses internally. Poor timing and conditions in capital markets prevented external financing that could meet the Company’s needs and terms. The Company’s efforts to tighten working capital initiatives and restructure the balance sheet for needed liquidity are expected to generate cash to fund internal growth prospects. Chart’s challenge is to improve operating performance under soft market conditions, continue key new-product developments and reduce debt.

Three and Six Months Ended June 30, 2001 and 2000

Sales for the second quarter of 2001 were $84.8 million versus $78.9 million for the second quarter of 2000, an increase of $5.9 million, or 7.4 percent. The Applied Technologies segment grew by 13.0 percent from sales of $33.9 million in the second quarter of 2000 to sales of $38.2 million in the second quarter of 2001 as sales of medical products improved in both the U.S. and Europe. This segment also experienced increased sales of environmental test chambers as a result of the Company’s alliance with Qualmark. The Distribution and Storage segment continued to show the strengths of the Chart/MVE consolidation by winning multi-year, global contracts with the large industrial gas companies. Productivity and throughput initiatives continued to improve performance in the Distribution and Storage segment. Overall performance in this segment remained relatively strong despite the slowing economy in the US, with second-quarter 2001 sales of $34.1 million, up over the previous two quarters and off 4.6 percent from second-quarter 2000 sales of $35.8 million. Second-quarter 2001 sales in the Process Systems and Equipment Segment were $12.4 million, up from sales of $9.3 million in the second quarter of 2000. This segment’s sales increase primarily reflected the completion phases of the ALNG project in Trinidad, as the rest of the Process Systems and Equipment business has remained relatively slow.

Sales for the six months ended June 30, 2001 were $173.8 million versus $147.9 million for the six months ended June 30, 2000, an increase of $25.9 million, or 17.5 percent. The Applied Technologies segment increased 14.2 percent from sales of $63.4 million in the first half of 2000 to sales of $72.4 million in the first half of 2001. Medical products, test chambers, biological storage products, and LNG alternative vehicle fuel equipment all contributed to this increase. Distribution and Storage segment sales were virtually flat at approximately $68 million in the first half of both 2001 and 2000. Process Systems and Equipment’s first half 2001 sales increased $17.2 million to $33.8 million versus $16.5 in the first half of 2000, primarily due to the ALNG project in Trinidad.

Gross profit for the second quarter of 2001 was $21.5 million versus $23.7 million for the second quarter of 2000, a decrease of $2.1 million, or 9.0 percent. Gross profit margin for the second quarter of 2001 was 25.4 percent versus 30.0 percent for the second quarter of 2000. The decrease in gross profit margin occurred in the Applied Technologies and Process Systems and Equipment segments. In the Applied Technologies segment this resulted from strong sales but with a mix of lower-margin products. Gross margin in the Distribution and Storage segment was favorably impacted by nearly two margin points due to the positive resolution of a warranty issue in Europe. The Process Systems and Equipment segment gross margin reflected under-utilization caused by continued weak demand for new plant equipment in the industrial gas industry and slow product development in the hydrocarbon processing markets.

Gross profit for the six months ended June 30, 2001 was $48.6 million versus $43.4 million for the six months ended June 30, 2000, an increase of $5.2 million, or 11.9 percent. Gross profit margin for the first half of 2001 was 28.0 percent compared with 29.4 in the first half of 2000.

Selling, general and administrative (SG&A) expense for the second quarter of 2001 was $12.8 million, versus $15.4 million for the second quarter of 2000. SG&A expense as a percentage of sales was 15.1 percent for the second quarter of 2001 versus 19.5 percent for the second quarter of 2000. Overall SG&A expense reflects several positive items, including a favorable financial settlement with a tenant in Europe and positive experience on medical and workers’ compensation claims.

SG&A expense for the first half of 2001 was $30.5 million versus $28.8 million for the first half of 2000, an increase of $1.6 million, or 5.7 percent. SG&A expense as a percentage of sales was 17.5 percent for the six months ended June 30, 2001 compared with 19.5 percent for the six months ended June 30, 2000.

Goodwill amortization expense was $1.3 million and $1.2 million for the second quarters of 2001 and 2000, respectively, and $2.5 million and $2.4 million for the six months ended June 30, 2001 and 2000, respectively. The Company will apply the new rules on accounting for goodwill and other intangible assets under FASB Statement No. 141 “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets,” beginning in the first quarter of 2002. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of approximately $5 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

During the second quarter of 2001, the Company incurred $1.4 million of employee separation and plant closure costs related primarily to the cryogenic services division of the Distribution and Storage segment as a result of the closure of the Ottawa Lake, Michigan facility and two smaller sites. The Ottawa Lake business was moved to the New Prague, Minnesota campus, where autonomous repair operations can be integrated with existing infrastructure. The two smaller sites were consolidated into Holly Springs, Georgia and Chart’s new service center in Costa Mesa, California. The closure costs primarily included the write-off of leasehold improvements and equipment and severance costs. During the second quarter of 2001, the Company also incurred $745,000 of inventory charges related to these sites that have been included in cost of sales. The Company expects to incur additional costs of approximately $500,000 in the third quarter related to completion of the shutdown program and the moving of equipment and inventory from these sites.

Net interest expense was $6.1 million and $6.4 million for the second quarters of 2001 and 2000, respectively, and $13.3 million and $12.7 million for the six months ended June 30, 2001 and 2000, respectively. The amounts for 2001 reflect lower rates due to decreases by the Federal Reserve in base interest rates, combined with non-cash charges of $240,000 in the second of quarter of 2001 and $1.1 million for the six months ended June 30, 2001 related to the Company’s interest rate collars. As of June 30, 2001, the Company had borrowings of $267.9 million on its Credit Facility and was in compliance with all related covenants.

The Company entered into two interest-rate collars covering a total of 50 percent of the Company’s term debt shortly after entering into its Credit Facility in 1999. The collars are intended to mitigate the risk of increasing interest rates by providing a cap on the base rate paid while also giving the counterparties to the transaction a floor on the interest rate received. Under newly adopted accounting rules for derivative financial instruments, the Company recognized a charge to earnings in the first quarter of 2001 for the change in fair value of the interest rate collars despite making no actual payments under the floor provisions. The fair value of the interest rate collars is determined by the expectation of future interest rates and is, therefore, difficult to predict. The liability relating to the collars of $1.2 million recorded by the Company at June 30, 2001 represents the market’s estimate of payments above actual rates to be made over the life of the collars.

Income tax expense for the second quarter of 2001 includes the cumulative effect of adjusting the Company’s estimated annual effective tax rate from 52.8 percent for the three months ended March 31, 2001 to 87.9 percent for the six months ended June 30, 2001. This change is due to the interaction of reduced estimated 2001 taxable income, caused by the charges discussed above, with the fixed amounts of non-tax-deductible goodwill amortization.

As a result of the foregoing, the Company reported a net loss of $424,000, or $0.02 per diluted share, for the second quarter of 2001, versus net income of $291,000, $0.01 per diluted share, for the second quarter of 2000. The Company reported a net loss of $19,000, or $0.00 per diluted share, for the six months ended June 30, 2001, versus a net loss of $94,000, or $0.00 per diluted share, for the six months ended June 30, 2000.

Liquidity and Capital Resources

Cash used in operations for the first half of 2001 was $6.9 million compared with $0.8 million used in the first half of 2000. The Company’s 2001 operating cash flow from earnings, depreciation and amortization was more than absorbed by increased working capital requirements due to higher sales.

Capital expenditures for the first half of 2001 were $4.0 million compared with $2.9 million in the first half of 2000. The Company presently does not have any large capital projects in process and anticipates approximately this same level of capital expenditures for the balance of this year.

The Company forecasts sufficient cash flow from operations and available borrowings to fund principal and interest payments, working capital requirements and capital expenditures for the current fiscal year. The Credit Agreement amendment, which provided relief on financial covenants, and the additional liquidity facility agreed upon during the fourth quarter of 2000 expire at the end of 2001. The Company is currently evaluating its options related to the Credit Agreement and discussing potential options with its lenders. As part of this effort, the Company is engaged in preliminary discussions with potential sources of subordinated debt financing. In addition, the Company is pursuing a program to improve its working capital position.

Orders and Backlog

Chart’s consolidated orders for the second quarter of 2001 totaled $83.6 million, compared with orders of $73.0 million for the first quarter of 2001. Chart’s consolidated firm order backlog at June 30, 2001 was $86.3 million, a decrease of $3.6 million from $89.9 million at March 31, 2001.

Applied Technologies orders for the second quarter of 2001 totaled $34.6 million, compared with $29.8 million for the first quarter of 2001. The second-quarter orders were strong in medical oxygen and biological products.

In the Distribution and Storage segment, orders for the second quarter of 2001 totaled $41.8 million, compared with $32.9 million for the first quarter of 2001. Sizable orders for engineered tanks and mobile equipment helped achieve improved order levels in the second quarter of 2001.

Process Systems and Equipment orders for the second quarter of 2001 totaled $7.2 million, compared with $10.3 million in the first quarter of 2001. This segment’s order intake continued at a low level despite continued strong bid activity in the hydrocarbon sector of the market. Process Systems and Equipment backlog at June 30, 2001 was $17.4 million, down from $22.7 million at March 31, 2001.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, business and market conditions and foreign currency fluctuations; (b) competition; (c ) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) the ability of the Company to identify, consummate and integrate the operations of suitable acquisition targets; (f) the effectiveness of operational changes expected to increase efficiency and productivity; (g) the ability of the Company to manage its fixed-price contract exposure; (h) the ability of the Company to pass on increases in raw material prices; (i) the Company’s relations with its employees; (j) the extent of product liability claims asserted against the Company; (k) variability in the Company’s operating results; (l) the ability of the Company to attract and retain key personnel; (m) the costs of compliance with environmental matters; (n) the ability of the Company to protect its proprietary information; (o) the ability of the Company to obtain outside financing for business development and capital raising initiatives; and (p) the ability of the Company to satisfy covenants and successfully negotiate alternatives under its Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company’s primary interest rate risk exposure results from the Credit Facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by the use of interest rate collars on approximately 50 percent of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. The fair value of the contracts related to the collars at June 30, 2001 is $1.2 million. If interest rates were to increase 200 basis points (2 percent) from June 30, 2001 rates, and assuming no changes in debt from the June 30, 2001 levels, the additional annual expense would be approximately $5.4 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound, the Czech Koruna and the Euro. Monthly measurement, evaluation and foreign currency forward purchase and sale contracts are employed as methods to reduce this risk. The Company enters into foreign currency forward purchase and sale contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign currency forward purchase and sale contracts at June 30, 2001, the result would be a loss in fair value of approximately $148,000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company's Applied Technologies business ("Applied Technologies") has been named as a defendant in several similar cases pending in the Court of Common Pleas, Montgomery County, Ohio. All of these cases are related to the same incident. On December 7, 2000, an accident occurred at the IHS at Carriage by the Lake nursing home outside of Dayton, Ohio. A nitrogen tank was connected to the nursing home's oxygen system resulting in the death of five elderly patients and injuries to five additional patients from inhaling the nitrogen. Mr. Harold Tomlin filed a complaint on December 13, 2000, individually and as Executor of the Estate of Helen Tomlin, Deceased, in Tomlin, et al. v. IHS at Carriage by the Lake, et al., naming as defendants BOC Gases of Dayton and its parent company, The BOC Group, Inc., the nursing home and its parent company, Applied Technologies, and a "John Doe" manufacturer and supplier. The claims against the Company in this case are for negligence, strict product liability, failure to warn, negligence per se, breach of warranty and punitive damages. The allegations underlying the claims involved defective or deficient manufacture, construction, design, labeling, formulation and warnings with regard to a cylinder. Tomlin is seeking $5 million in compensatory damages, $5 million in punitive damages, prejudgment and post-judgment interest and costs and fees. Gayleen Waldspurger filed a complaint on December 20, 2000, individually and as Executor of the Estate of Pauline Tays, in Waldspurger v. BOC Gases, et al., naming as defendants the BOC Group, Inc., the nursing home and its parent company, a "John Doe" employee and Applied Technologies. The claims against the Company in this case are for negligence based on wrongful death and survivorship, strict liability, negligence per se, product liability and breach of warranty. The underlying allegations are general as to the Company, and are similar to those in the Tomlin lawsuit. Ms. Waldspurger is seeking $2.5 million in compensatory damages for wrongful death, $1 million in compensatory damages for personal injury and survivorship claims and $5 million in punitive damages. On January 12, 2001, Ronald and Ruthanna Leslie filed a complaint in Leslie v. IHS at Carriage by the Lake, et al., claiming that Mr. Leslie, a patient at the nursing home, inhaled nitrogen and, as a result, suffered severe permanent personal injuries, including brain damage and the aggravation of other medical conditions from which he suffered on the day of the accident. The defendants and the claims against the Company are identical to those asserted in the Tomlin lawsuit. The damages sought by the Leslies include $10 million in compensatory damages, $10 million in punitive damages, $2 million for loss of consortium damages, prejudgment and post-judgment interest and costs and fees. On March 30, 2001, Larry Williams filed a complaint individually and as Executor of the Estate of Corna Vance, deceased. The case is captioned Williams, et al., v. IHS at Carriage by the Lake, et al., naming as defendants IHS at Carriage by the Lake, Integrated Health Services, Inc., Applied Technologies, BOC Gases of Dayton, BOC Group, and a "John Doe" manufacturer and supplier. The claims against the Company in this case are for negligence, strict product liability, failure to warn, negligence per se, breach of warranty and punitive damages. The allegations are very similar to those in the Tomlin case. Williams is seeking $5 million for compensatory damages, $5 million for punitive damages, as well as prejudgment and post-judgment interest, attorney fees and costs. The Company is vigorously defending all of these cases and has filed its answer, denied all liability and cross-claimed for contribution from the BOC Group, Inc. and IHS. All of these cases are currently in the discovery phase and not set for trial at this time. Of further significance is the fact that BOC Gases of Dayton and the nursing home have been criminally indicted in this matter. The Company, however, has not been so indicted. Relative to these criminal indictments the court has granted stays in all of these proceedings pending the outcome of the criminal charges pending against BOC Gases of Dayton and the nursing home. The nursing home entities have also filed cross-claims against the Company claiming contribution. All of these cases will most likely be consolidated for trial, and the trial in this matter has tentatively been set for June 3, 2002. At this time, the parties have agreed to begin some document discovery and depositions despite the stay still being in place. The trial in the criminal matter has been continued until January 2002 which is expected to keep the stay order in place for some time.

The Company is a party to other routine legal proceedings incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's operating results, cash flows or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

            The Annual Meeting of Stockholders of the Company was held on May 3, 2001. The following matters were voted on at the meeting:

            1. Election of Thomas F. McKee and Don A. Baines for a term of three years. The nominees were elected as Directors with the following votes:

Thomas F. McKee

For	21,343,675
Withheld	1,435,410

Don A. Baines

For	21,929,315
Withheld	849,770

            2. Proposal to amend and restate the Company’s 1997 Stock Option and Incentive Plan to increase the aggregate number of shares available for issuance by 600,000 and to make other changes to the plan. The proposal was approved with the following votes:

For	19,602,340
Against	2,153,920
Abstain	1,022,825

            3.     Proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 to 60,000,000. The proposal was approved with the following votes:

For	21,412,664
Against	1,284,835
Abstain	81,586

                     For a description of the bases used in tabulating the above-referenced votes, see the
                     Company’s definitive Proxy Statement used in connection with the solicitation of proxies for the Annual Meeting of Stockholders held on May 3, 2001.

Item 5.	Other Information.

Effective July 25, 2001, Don A. Baines resigned from the Company’s Board of Directors.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

See the Exhibit Index on page 21 of this Form 10-Q.

(b) Reports on Form 8-K.

During the quarter ended June 30, 2001, the Company filed one Current Report on Form 8-K, dated April 30, 2001, furnishing a press release pursuant to Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc. (Registrant)

Date: August 7, 2001	/s/ John T. Romain John T. Romain Controller and Chief Accounting Officer (Duly Authorized and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to the appropriate exhibit of the Company’s Registration Statement on Form S-3, Reg. No. 333-35321)

3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (incorporated herein by reference to the appropriate exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

3.1.2	Certificate of Amendment, amending the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to the appropriate exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

3.2	Amended and Restated By-laws of the Company, effective May 3, 2001 (incorporated herein by reference to the appropriate exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.1	Second Amended and Restated 1997 Stock Option and Incentive Plan of the Company (incorporated herein by reference to the appropriate exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.2	Series 2 Incremental Revolving Credit Agreement, dated as of April 17, 2001, among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Series 2 Lenders signatory thereto (all as defined therein), and The Chase Manhattan Bank, as Administrative Agent (filed herewith)