Form 10-Q
period 2001-09-30
CHART INDUSTRIES INC
filed 2001-11-09
CIK 892553

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[_ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At September 30, 2001, there were 24,692,031 outstanding shares of the Company’s Common Stock, $0.01 par value per share.

Page 1 of 23 sequentially numbered pages.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 12 of this Report on Form 10-Q.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,298	$4,921
Accounts receivable, net	54,072	53,917
Inventories, net	63,204	66,987
Other current assets	27,514	31,006

Total Current Assets	148,088	156,831

Property, plant & equipment, net	61,699	63,382
Goodwill, net	169,677	173,128
Other assets, net	26,195	28,148

TOTAL ASSETS	$405,659	$421,489

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$29,478	$36,265
Customer advances	1,544	1,790
Billings in excess of contract revenue	4,772	2,630
Accrued expenses and other liabilities	33,194	44,770
Current portion of long-term debt	269,489	25,484

Total Current Liabilities	338,477	110,939

Long-term debt	2,291	244,386
Other long-term liabilities	10,707	11,320
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued or outstanding
Common stock, par value $.01 per share – 60,000,000 shares authorized and 24,781,568 shares issued at September 30, 2001, and 30,000,000 shares authorized and 24,559,512 shares issued at December 31, 2000	248	245
Additional paid-in capital	42,527	42,140
Retained earnings	18,668	19,857
Accumulated other comprehensive loss	(6,535)	(5,724)
Treasury stock, at cost, 89,537 and 206,959 shares at September 30, 2001, and December 31, 2000, respectively	(724)	(1,674)

	54,184	54,844

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$405,659	$421,489

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Sales	$80,595	$88,012	$254,424	$235,928
Cost of sales	59,415	61,061	184,644	165,564

Gross profit	21,180	26,951	69,780	70,364

Selling, general & administrative expense	14,106	16,230	44,840	45,034
Goodwill amortization expense	1,239	1,284	3,778	3,654
Employee separation and plant closure costs	198		1,601
Equity income in joint venture	(96)	(69)	(379)	(52)

	15,447	17,445	49,840	48,636

Operating income	5,733	9,506	19,940	21,728

Other income (expense):
Gain on sale of assets	538		538	366
Interest expense - net	(5,269)	(7,017)	(17,465)	(19,700)
Derivative contracts valuation expense	(1,616)		(2,678)

	(6,347)	(7,017)	(19,605)	(19,334)

(Loss) income before income taxes, minority interest and cumulative effect of change in accounting principle	(614)	2,489	335	2,394

Income tax expense	506	1,435	1,340	1,388

(Loss) income before minority interest and cumulative effect of change in accounting principle	(1,120)	1,054	(1,005)	1,006

Minority interest, net of taxes	50	16	96	62

(Loss) income before cumulative effect of change in accounting principle	(1,170)	1,038	(1,101)	944

Cumulative effect of change in accounting principle, net of taxes			88

Net (loss) income	$ (1,170)	$1,038	$ (1,189)	$944

Net (loss) income per common share:
(Loss) income before cumulative effect of change in accounting principle	$ (0.05)	$0.04	$ (0.05)	$0.04
Cumulative effect of change in accounting principle			0.00

Net (loss) income per common share	$ (0.05)	$0.04	$ (0.05)	$0.04

Net (loss) income per common share – assuming dilution:
(Loss) income before cumulative effect of change in accounting principle	$ (0.05)	$0.04	$ (0.05)	$0.04
Cumulative effect of change in accounting principle			0.00

Net (loss) income per common share – assuming dilution	$ (0.05)	$0.04	$ (0.05)	$0.04

Shares used in per share calculations	24,634	24,108	24,519	24,111

Shares used in per share calculations – assuming dilution	24,634	24,403	24,519	24,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2001	2000

OPERATING ACTIVITIES
Net (loss) income	$ (1,189)	$944
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	88
Gain on sale of assets	(538)	(366)
Depreciation and amortization	13,710	14,044
Equity income from joint venture	(379)	(52)
Foreign currency transaction gain	(60)	(375)
Minority interest	96	147
Contribution of stock to employee benefit plans	1,398	1,832
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(1,507)	2,752
Inventory and other current assets	6,609	(18,828)
Accounts payable and other current liabilities	(19,583)	6,317
Billings in excess of contract revenue and customer advances	1,886	3,824

Net Cash Provided By Operating Activities	531	10,239

INVESTING ACTIVITIES
Capital expenditures	(5,740)	(4,038)
Proceeds from sale of assets	2,365	900
Other investing activities	5	163

Net Cash Used In Investing Activities	(3,370)	(2,975)

FINANCING ACTIVITIES
Borrowings on revolving credit facilities	88,188	86,201
Repayments on revolving credit facilities	(71,471)	(73,836)
Principal payments on long-term debt	(14,888)	(14,829)
Other financing activities	(254)	8

Net Cash Provided By (Used In) Financing Activities	1,575	(2,456)

Net (decrease) increase in cash and cash equivalents	(1,264)	4,808
Effect of exchange rate changes on cash	(359)	(2,540)
Cash and cash equivalents at beginning of period	4,921	2,314

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,298	$4,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2001
(Dollars in thousands, except per-share amounts)

Note A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries (“Chart” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Note B — Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statements is expected to result in an annual increase in the Company’s net income of approximately $5 million, or $0.20 per diluted share, using the Company’s diluted shares as of September 30, 2001. During the first six months of 2002, the Company will perform the transitional impairment tests of goodwill to determine the cumulative effect as of January 1, 2002, if any, of the accounting change due to the Statement. The Company has not yet determined the effect, if any, such tests will have on the financial statements of the Company.

In August 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” which amends Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for all companies. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 is effective for fiscal years beginning after June 15, 2002.

The Company is currently reviewing this statement to determine its effect on the Company’s financial statements.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company’s financial statements.

Note C — Inventories

The components of inventory consist of the following:

	September 30,	December 31,
	2001	2000

Raw materials and supplies	$ 32,572	$ 35,931
Work in process	15,923	17,998
Finished goods	15,013	13,362
LIFO reserve	(304)	(304)

	$ 63,204	$ 66,987

NOTE D — Long-Term Debt and Credit Arrangements

At September 30, 2001, the Company had borrowings of $218,191 on the term loan portion of its Credit Facility, and $43,400 on the revolving credit portion of its Credit Facility. The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio and minimum fixed charge coverage ratio. The Credit Facility was amended in August 1999 and October 2000 to modify certain covenants through 2001 based upon the Company’s performance levels, to increase interest rates and to suspend quarterly dividend payments through December 31, 2000. The October 2000 amendment also provided for an incremental revolving credit facility with a revolving credit line of up to $10 million through 2001. The Company is permitted to pay cash dividends not exceeding $7.2 million in any fiscal year after January 1, 2001, but only if at both the time of the payment of the dividend and immediately thereafter there is no event of default under the Credit Facility.

As of September 30, 2001, due to declining financial results for the last consecutive four quarters and the Company’s debt level, the Company was not in compliance with the maximum leverage covenant of the Credit Facility. This covenant was waived by the lenders until December 31, 2001. The additional liquidity facility and other financial covenant relief agreed upon during the fourth quarter of 2000 also expire at the end of 2001. The Company continues to evaluate its refinancing options and pursue potential sources of additional capital to pay down bank debt. Due to the uncertainty in timing and nature of the refinancing of the Company’s capital structure, however, the $237,885 long-term portion of the Company’s Credit Facility was classified as a current liability at September 30, 2001, as required under generally accepted accounting principles. The classification of this debt as current at September 30, 2001 is not an indication that the debt has been called by the lenders nor that it is due within one year. The Company expects to have its refinancing plans firmed up by the end of 2001.

Note E – Net Income (Loss) per Share

The calculations of basic and diluted net income or loss per share for the three-month and nine-month periods ended September 30, 2001 and 2000 are set forth below. The assumed conversion of the Company’s potentially dilutive securities (employee stock options and warrants) before giving effect to the cumulative effect of change in accounting principle, was anti-dilutive for the three- and nine-month periods ended September 30, 2001. As a result, the calculation of diluted net loss per share for the three- and nine-month periods ended September 30, 2001 set forth below does not reflect any assumed conversion.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001		2000	2001		2000

	(Shares in thousands)

(Loss) income before cumulative effect of change in accounting principle	$	(1,170)	$1,038	$	(1,101)	$944
Cumulative effect of change in accounting principle				88

Net (loss) income	$	(1,170)	$1,038	$	(1,189)	$944

Weighted-average common shares	24,634		24,108	24,519		24,111
Effect of dilutive securities:
Employee stock options and warrants			295			214

Dilutive potential common shares	24,634		24,403	24,519		24,325

Net (loss) income per common share:
(Loss) income before cumulative effect of change in accounting principle	$	(0.05)	$0.04	$	(0.05)	$0.04
Cumulative effect of change in accounting principle				0.00

Net (loss) income per common share	$	(0.05)	$0.04	$	(0.05)	$0.04

Net (loss) income per common share – assuming dilution:
(Loss) income before cumulative effect of change in accounting principle	$	(0.05)	$0.04	$	(0.05)	$0.04
Cumulative effect of change in accounting principle				0.00

Net (loss) income per common share – assuming dilution	$	(0.05)	$0.04	$	(0.05)	$0.04

Note F — Revenue Recognition

For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred, and collection is reasonably assured. For product lines in the Process Systems and Equipment segment, engineered tanks, and liquefied natural gas fueling stations, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known.

Note G — Comprehensive Income (Loss)

Total comprehensive income (loss) for the three month periods ended September 30, 2001 and 2000 was $1,270 and $(1,259), respectively. Total comprehensive income (loss) for the nine-month periods ended September 30, 2001 and 2000 was $(1,998) and $(5,674), respectively.

Note H — Derivative Instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.

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

Interest Rate Collars

The Company’s primary interest rate risk exposure results from the Credit Facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by the use of interest rate collars on approximately 50 percent of the term debt, as required by the lenders, and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. The Company’s interest rate collars do not qualify as hedges under the provisions of Statement No. 133. The Statement requires such collars to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statement of operations. Accordingly, the Company recorded a cumulative effect of a change in accounting principle, net of income taxes, as an adjustment to net income as of January 1, 2001. The fair value of the Company’s interest rate collars at September 30, 2001 of $2,850 is recorded in accrued expenses and other liabilities, and the change in their fair value during the three- and nine-month periods ended September 30, 2001 of $1,616, or $0.04 per diluted share, and $2,678, or $0.07 per diluted share, respectively, is recorded in derivative contracts valuation expense.

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

The Company’s foreign currency forward contracts do not qualify as hedges under the provisions of Statement No. 133. Accordingly, the Company recorded a cumulative effect of a change in accounting principle, net of income taxes, as an adjustment to net income as of January 1, 2001. The change in fair value of the foreign currency forward contracts during the three- and nine-month periods ended September 30, 2001 was not material.

Note I — Income Taxes

During the second and third quarters of 2001, the Company recorded additional income tax expense of $333, or $0.01 per diluted share, and $1,046, or $0.04 per diluted share, respectively, to reflect changes in estimated effective income tax rates. This additional income tax expense resulted from the combination of reduced estimated 2001 taxable income and fixed amounts of non tax-deductible goodwill amortization. Upon finalization of 2001 actual taxable income, the Company may experience a significant change in its effective annual income tax rate. This could result in an effective income tax rate during the fourth quarter of 2001 that is different than the rate used for the nine-month period ended September 30, 2001.

Note J — Employee Separation and Plant Closure Costs

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

During the third quarter of 2001, the Company recorded employee separation and plant closure costs of $198, primarily due to moving costs related to the closure of the Ottawa Lake, Michigan, facility, and substantially utilized the reserve established in the second quarter of 2001 as originally intended. At September 30, 2001, the Company had a reserve of $96 remaining for lease termination costs.

Note K – Operating Segments

The Company has three reportable segments: applied technologies (“Applied Technologies”), distribution and storage equipment (“Distribution and Storage”) and process systems and equipment (“Process Systems and Equipment”). The Company’s reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Applied Technologies segment consists of three operating divisions that sell products including liquefied natural gas (“LNG”) alternative fuel systems, telemetry products, magnetic resonance imaging cryostat components, vacuum-insulated bulk liquid CO2 systems, medical oxygen products, biological storage systems, large and small thermal vacuum test chambers, vacuum-insulated piping systems, nitrogen injection systems, environmental test chambers, and various cryogenic and non-cryogenic components including pumps, valves and tubing. The Distribution and Storage segment consists of two operating divisions that sell cryogenic tanks, trailers, intermodal containers, railcars, and cryogenic repair services to various companies for the storage and transportation of both industrial and natural gases. The Process Systems and Equipment segment consists of two operating divisions that sell cryogenic heat exchangers and coldboxes to industrial gas, natural gas and petrochemical processing companies who use them for the liquefaction and separation of industrial and natural gases.

The Company evaluates performance and allocates resources among segments based on profit or loss from operations before gain on sale of assets, interest expense, derivative contracts valuation expense, income taxes, minority interest and cumulative effect of change in accounting principle.

	Three Months Ended September 30, 2001

	Applied Technologies	Distribution & Storage	Process Systems & Equipment	Corporate	Total

Revenues from external customers	$ 36,160	$ 32,739	$ 11,696		$80,595
Operating income (loss) (A)	4,287	1,120	(1,465)	$ 1,791	5,733

	Three Months Ended September 30, 2000

	Applied Technologies	Distribution & Storage	Process Systems & Equipment	Corporate	Total

Revenues from external customers	$ 35,409	$ 36,166	$ 16,437		$ 88,012
Operating income (loss) (A)	6,585	3,725	1,828	$(2,632)	9,506

	Nine Months Ended September 30, 2001

	Applied Technologies	Distribution & Storage	Process Systems & Equipment	Corporate	Total

Revenues from external customers	$108,524	$100,446	$ 45,454		$254,424
Operating income (loss) (A)	15,236	4,501	622	$ (419)	19,940

	Nine Months Ended September 30, 2000

	Applied Technologies	Distribution & Storage	Process Systems & Equipment	Corporate	Total

Revenues from external customers	$ 98,782	$104,166	$ 32,980		$235,928
Operating income (loss) (A)	18,178	8,454	(431)	$(4,473)	21,728

(A)	The Company defines operating income (loss) for segment measurement and reporting purposes to be profit or loss from operations before gain on sale of assets, interest expense, derivative contracts valuation expense, income taxes, minority interest and cumulative effect of change in accounting principle.

Note L — Contingencies

The Company has been named as a defendant in several similar civil cases pending related to an accident occurring on December 7, 2000 at a nursing home outside Dayton, Ohio. A nitrogen tank was connected to the nursing home’s oxygen system resulting in the death of five elderly patients and injuries to five additional patients from inhaling the nitrogen. The claims against the Company in these cases are for negligence, strict product liability, failure to warn, negligence per se, breach of warranty and punitive damages. The allegations underlying the claims involved defective or deficient manufacture, construction, design, labeling, formulation and warnings with regard to a cylinder. The plaintiffs in these cases are seeking, in total, $23,500 in compensatory damages, $25,000 in punitive damages, $2,000 for loss of consortium damages, prejudgment and post-judgment interest and costs and fees from the Company and other defendants named in the claims. The Company is vigorously defending all of these cases and has filed its answer, denied all liability and cross-claimed for contribution from certain co-defendants. Certain co-defendants have filed cross-claims against the Company claiming contribution. The court is considering ordering all of the parties in these cases to a mandatory mediation in an attempt to resolve some or all of the claims. Of further significance is the fact that some of the co-defendants have been criminally indicted in this matter. The Company, however, has not been so indicted. The court has granted stays in all of these cases pending the outcome of the criminal charges.

The Company is a party, in the ordinary course of its business, to various legal actions related to performance under contracts, product liability and other matters, several of which actions claim substantial damages. The Company believes that the final resolution of the nursing home litigation and these other legal actions will not have a material adverse effect on the Company’s financial position or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Market Overview

During the third quarter of 2001, the Company experienced weak demand for its products in all business segments. A softening business climate was dramatically accelerated following the events of September 11th . Although the Company observed some recovery in demand for certain product lines in October, these events are expected to have a negative impact on Chart’s business over at least the next two quarters.

The Applied Technologies segment fared the best during the third quarter of 2001. Although sales in this quarter decreased 5.4 percent from the second quarter of 2001, they were 2.1 percent greater than sales from the third quarter of 2000. Gross margins for this segment were respectable at 36.4 percent. Applied Technologies orders were reasonable, considering the business climate, with notable strength in liquefied natural gas (“LNG”) fueling products produced by Chart’s NexGen division, which generated $3.6 million in orders during the quarter, and Chart’s medical products.

In the third quarter of 2001, the Distribution and Storage segment experienced 9.5 percent lower sales and a 1.0 percent drop in gross profit margin compared to the third quarter of 2000. Distribution and Storage order intake in the third quarter of 2001 was down significantly from the second quarter of 2001 and the third quarter of 2000. This business currently reflects the general economic trends in Chart’s U.S., European and Asian markets.

The Process Systems and Equipment segment continued to experience depressed sales volume and gross margin during the third quarter of 2001, awaiting the recovery of its industrial gas market and anticipated awards of some large hydrocarbon projects. Chart’s Process Systems and Equipment businesses have actively bid for natural gas, ethylene and other hydrocarbon projects worldwide all year. These appear to be viable projects that will go forward, but delays in awarding contracts continue due to unsettled economic conditions. Uncertainty in energy prices, product demand and political developments are key factors influencing these delays. The Company has continued to reduce manpower levels in this segment to reflect its current low order backlog.

Looking ahead, the Company is confident that its products and markets will demonstrate higher demand. Predicting the timing of recovery, however, is difficult in the current post-September 11th environment. Chart is continuing to take steps to consolidate its business and reduce costs and working capital levels. Marginal or under-performing operations and assets are being scrutinized for disposal. In addition, the Company continues to pursue and evaluate sources of financing to provide a long-term, stable capital structure. Chart’s efforts in this area were substantially delayed due to the September 11th events. The Company expects to have its refinancing plans firmed up by the end of 2001.

Based upon current economic conditions, Chart anticipates sales and profitability to be somewhat weaker in the fourth quarter of 2001 than in the third quarter. If the Process Systems and Equipment segment receives orders in the fourth quarter of 2001 for the anticipated hydrocarbon projects and some stability is restored in the Distribution and Storage and Applied Technologies business markets, the Company should see improving performance in the early quarters of 2002.

Three and Nine Months Ended September 30, 2001 and 2000

Sales for the third quarter of 2001 were $80.6 million versus $88.0 million for the third quarter of 2000, a decrease of $7.4 million, or 8.4 percent. Based on strong demand for medical products, which increased $3.8 million, Applied Technologies segment sales increased 2.1 percent to $36.2 million in the third quarter of 2001, compared with sales of $35.4 million in the third quarter of 2000. Distribution and Storage segment sales decreased 9.5 percent from the third quarter of 2000, with third-quarter 2001 sales of $32.7 million. The decline primarily occurred in the packaged gas business, which decreased $3.2 million, or 31.9 percent, during this period, with overall lower demand in Asia, and lower demand in the United States subsequent to the events of September 11th . Process Systems and Equipment segment sales were $11.7 million, down from sales of $16.4 million in the third quarter of 2000. Large LNG plant orders bolstered sales in this segment in the third quarter of 2000.

Sales for the nine months ended September 30, 2001 were $254.4 million versus $235.9 million for the nine months ended September 30, 2000, an increase of $18.5 million, or 7.8 percent. The Applied Technologies segment increased 9.9 percent from sales of $98.8 million in the first nine months of 2000 to sales of $108.5 million in the first nine months of 2001. Medical products, test chambers, biological storage products, and LNG alternative vehicle fuel equipment all contributed to this increase. Distribution and Storage segment sales decreased slightly, to $100.4 million in the first nine months of 2001 from $104.2 million in the first nine months of 2000. Sales in the Process Systems and Equipment segment increased $12.5 million to $45.5 million versus $33.0 million in the first nine months of 2000, primarily due to the ALNG project in Trinidad.

Gross profit for the third quarter of 2001 was $21.2 million versus $27.0 million for the third quarter of 2000, a decrease of $5.8 million, or 21.4 percent. Gross profit margin for the third quarter of 2001 was 26.3 percent versus 30.6 percent for the third quarter of 2000. The weakening economy has caused declining sales prices and reduced volumes, which have resulted in lower margins throughout all segments, but particularly in the Process Systems and Equipment segment.

Gross profit for the nine months ended September 30, 2001 was $69.8 million versus $70.4 million for the nine months ended September 30, 2000. Although only a small decrease of $0.6 million, gross profit margin decreased more than two margin points, from 29.8 percent in the first nine months of 2000 to 27.4 percent in the first nine months of 2001. The decrease in gross profit margin occurred in the Applied Technologies and Process Systems and Equipment segments. In the Applied Technologies segment, gross profit margin during these periods decreased to 35.5 percent in the first nine months of 2001 from 40.3 percent in the first nine months of 2000, due to strong sales but with a mix of lower-margin products. Distribution and Storage gross profit margins during the first nine months of 2001 and 2000 stayed relatively flat, at approximately 22 percent. The Process Systems and Equipment segment gross margin, which decreased to 19.0 percent in the first nine months of 2001 from 22.6 percent in the first nine months of 2000, reflects under-utilization caused by continued weak demand for new plant equipment in the industrial gas industry and slow product development in the hydrocarbon processing markets.

Selling, general and administrative (“SG&A”) expense for the third quarter of 2001 was $14.1 million, versus $16.2 million for the third quarter of 2000. SG&A expense as a percentage of sales was 17.5 percent for the third quarter of 2001 versus 18.4 percent for the third quarter of 2000. The decrease in SG&A expense between these two quarters, both in dollars and as a percentage of sales, is primarily due to lower incentive compensation expense, which was down $1.9 million, lower selling costs, and reductions in administrative costs.

SG&A expense for the first nine months of 2001 was $44.8 million versus $45.0 million for the first nine months of 2000, a decrease of $0.2 million, or 0.4 percent. SG&A expense as a percentage of sales was 17.6 percent for the nine months ended June 30, 2001 compared with 19.1 percent for the nine months ended September 30, 2000. The decrease in SG&A expense between these two periods, both in dollars and as a percentage of sales, is primarily due to lower incentive compensation expense, which was down $2.9 million.

Goodwill amortization expense was $1.2 million and $1.3 million for the third quarters of 2001 and 2000, respectively, and $3.8 million and $3.7 million for the nine months ended September 30, 2001 and 2000, respectively. The Company will apply the new rules on accounting for goodwill and other intangible assets under FASB Statement No. 141 “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets,” beginning in the first quarter of 2002. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Application of the non-amortization provisions of the Statements is expected to result in an annual increase in net income of approximately $5 million, or $0.20 per diluted share, using the Company’s diluted shares as of September 30, 2001. During the first six months of 2002, the Company will perform the transitional impairment tests of goodwill to determine the cumulative effect as of January 1, 2002, if any, of the accounting change due to the Statement. The Company has not yet determined the effect, if any, such tests will have on the financial statements of the Company.

During the second quarter of 2001, the Company incurred $1.4 million of employee separation and plant closure costs related primarily to the cryogenic services division of the Distribution and Storage segment as a result of the closure of the Ottawa Lake, Michigan facility and two smaller sites. The Ottawa Lake business was moved to New Prague, Minnesota, where autonomous repair operations are being integrated with existing infrastructure. The two smaller sites were consolidated into Holly Springs, Georgia and Chart’s new service center in Costa Mesa, California. The closure costs primarily included the write-off of leasehold improvements and equipment and severance costs. During the second quarter of 2001, the Company also incurred $745,000 of inventory charges related to these sites that have been included in cost of sales. During the third quarter of 2001, the Company recorded employee separation and plant closure costs of $198,000, primarily due to moving costs related to the closure of the Ottawa Lake, Michigan, facility, and substantially utilized the reserve established in the second quarter of 2001 as originally intended. At September 30, 2001, the Company had a reserve of $96,000 remaining for lease termination costs. The Company does not expect to incur any additional costs related to the shutdown of these sites.

Net interest expense was $5.3 million and $7.0 million for the third quarters of 2001 and 2000, respectively, and $17.5 million and $19.7 million for the nine months ended September 30, 2001 and 2000, respectively. Net interest expense reflects lower rates due to decreases by the Federal Reserve in base interest rates. As a result of the significant rate decreases and an expectation that the forward interest rate yield curve will remain flat, the Company was required to record a non-cash charge related to an estimated decline in market value of the Company’s interest rate collars. This charge should be offset in the future by lower actual interest rates on outstanding loans. These non-cash charges totaled $1.6 million for the third quarter of 2001 and $2.7 million for the first nine months of 2001. There were no comparable non-cash charges for the corresponding periods in 2000. The fair value of the interest rate collars is determined by the expectation of future interest rates and is, therefore, difficult to predict. The liability relating to the collars of $2.8 million recorded by the Company in accrued expenses and other liabilities in the consolidated balance sheet at September 30, 2001 represents the market’s estimate of payments above actual rates to be made over the life of the collars. The interest rate collar covering $77.9 million of the Company's debt expires on June 30, 2002.

The Company sold its minority interest in Restaurant Technologies Inc. for net proceeds of $2.4 million during the third quarter of 2001, resulting in a gain of $0.5 million.

During the second and third quarters of 2001, the Company recorded additional income tax expense of $333, or $0.01 per diluted share, and $1,046, or $0.04 per diluted share, respectively, to reflect changes in estimated effective income tax rates. This additional income tax expense resulted from the combination of reduced estimated 2001 taxable income and the fixed amounts of non tax-deductible goodwill amortization. Upon finalization of 2001 actual taxable income, the Company may experience a significant change in its effective annual income tax rate. This could result in an effective income tax rate during the fourth quarter of 2001 that is different than the rate used for the nine-month period ended September 30, 2001.

As a result of the foregoing, the Company reported a net loss of $1.2 million, or $0.05 per diluted share, for the third quarter of 2001, versus net income of $1.0 million, or $0.04 per diluted share, for the third quarter of 2000. The Company reported a net loss of $1.2 million, or $0.05 per diluted share, for the nine months ended September 30, 2001, versus net income of $1.0 million, or $0.04 per diluted share, for the nine months ended September 30, 2000.

Liquidity and Capital Resources

Cash provided by operations for the first nine months of 2001 was $0.5 million compared with $10.2 million provided in the first nine months of 2000. The decline was primarily attributable to working capital requirements during the year.

Total debt was $271.8 million at September 30, 2001, compared with $269.9 million at December 31, 2000. As of September 30, 2001, the Company had borrowings of $261.6 million under its Credit Facility. As a result of declining financial results for the last consecutive four quarters and the Company’s debt level, as of September 30, 2001 the Company was not in compliance with the financial leverage ratio covenant under the Company’s Credit Facility. This covenant was waived by the lenders until December 31, 2001. The additional liquidity facility and other financial covenant relief agreed upon during the fourth quarter of 2000 also expire at the end of 2001. The Company continues to evaluate its refinancing options and pursue potential sources of additional capital to pay down bank debt. Due to the uncertainty in the timing and nature of the refinancing of the Company’s capital structure, however, $237.9 million of long-term debt was classified as a current liability at September 30, 2001 as required under generally accepted accounting principles. The classification of this debt as current at September 30, 2001 is not an indication that the debt has been called by the lenders nor that it is due within one year. The Company is exploring various financing alternatives, including subordinated debt and redeemable preferred stock, and expects to have its refinancing plans firmed up by the end of 2001.

Capital expenditures for the first nine months of 2001 were $5.7 million compared with $4.0 million in the first nine months of 2000. The Company does not have any large capital projects in process and anticipates only nominal maintenance capital expenditures for the balance of this year.

The Company believes cash flow from operations and available borrowings will be sufficient to fund required debt amortization, working capital requirements and necessary capital expenditures for the remainder of the current year.

Orders and Backlog

Chart’s consolidated orders for the third quarter of 2001 totaled $67.5 million, compared with orders of $83.6 million for the second quarter of 2001. Chart’s consolidated firm order backlog at September 30, 2001 was $71.1 million, a decrease of $15.2 million from $86.3 million at June 30, 2001.

Applied Technologies orders for the third quarter of 2001 totaled $32.3 million, compared with $34.6 million for the second quarter of 2001. Third-quarter orders were strong in LNG fueling stations, vehicle tanks, and medical products, partially offsetting reductions in vacuum insulated pipe and related systems.

Distribution and Storage orders for the third quarter of 2001 totaled $24.9 million, compared with $41.8 million for the second quarter of 2001. The second quarter of 2001 contained large orders for railcars and oil field service equipment. These products tend to be ordered in lots covering 12 to 18 months of customer requirements. In addition, the Distribution and Storage segment experienced a drop in orders for packaged gas equipment and engineered tanks, compared with the second quarter of 2001, largely the result of the slowdown in the U.S. economy.

Process Systems and Equipment orders for the third quarter of 2001 totaled $10.3 million, compared with $7.2 million in the second quarter of 2001. Order activity continues to reflect low activity in the industrial gas market and project delays in the hydrocarbon market. Process Systems and Equipment backlog at September 30, 2001 was $16.1 million, down from $17.4 million at June 30, 2001.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, political, business and market conditions and foreign currency fluctuations; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) the ability of the Company to identify, consummate and integrate the operations of suitable acquisition targets; (f) the effectiveness of operational changes expected to increase efficiency and productivity; (g) the ability of the Company to manage its fixed-price contract exposure; (h) the ability of the Company to pass on increases in raw material prices; (i) the Company’s relations with its employees; (j) the extent of product liability claims asserted against the Company; (k) variability in the Company’s operating results; (l) the ability of the Company to attract and retain key personnel; (m) the costs of compliance with environmental matters; (n) the ability of the Company to protect its proprietary information; (o) the ability of the Company to access additional sources of capital, satisfy debt covenants and restructure its debt arrangements; and (p) the threat of terrorism and the impact of responses to that threat.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company’s primary interest rate risk exposure results from the Credit Facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by the use of interest rate collars on approximately 50 percent of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. The fair value of the contracts related to the collars at September 30, 2001 is $2.8 million and has been recorded in accrued expenses and other liabilities on the consolidated balance sheet. No such liability existed at December 31, 2000. If interest rates were to increase 200 basis points (2 percent) from September 30, 2001 rates, and assuming no changes in debt from the September 30, 2001 levels, the additional annual interest expense would be approximately $5.3 million on a pretax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound, the Czech Koruna and the Euro. Monthly measurement, evaluation and foreign currency forward purchase and sale contracts are employed as methods to reduce this risk. The Company enters into foreign currency forward purchase and sale contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign currency forward purchase and sale contracts at September 30, 2001, the result would be a loss in fair value of approximately $241,000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s Applied Technologies business (“Applied Technologies”) has been named as a defendant in several similar cases pending in the Court of Common Pleas, Montgomery County, Ohio. All of these cases are related to the same incident. On December 7, 2000, an accident occurred at the IHS at Carriage by the Lake nursing home outside of Dayton, Ohio. A nitrogen tank was connected to the nursing home’s oxygen system resulting in the death of five elderly patients and injuries to five additional patients from inhaling the nitrogen. Mr. Harold Tomlin filed a complaint on December 13, 2000, individually and as Executor of the Estate of Helen Tomlin, Deceased, in Tomlin, et al. v. IHS at Carriage by the Lake, et al., naming as defendants BOC Gases of Dayton and its parent company, The BOC Group, Inc., the nursing home and its parent company, Applied Technologies, and a “John Doe” manufacturer and supplier. The claims against the Company in this case are for negligence, strict product liability, failure to warn, negligence per se, breach of warranty and punitive damages. The allegations underlying the claims involved defective or deficient manufacture, construction, design, labeling, formulation and warnings with regard to a cylinder. Tomlin is seeking $5 million in compensatory damages, $5 million in punitive damages, prejudgment and post-judgment interest and costs and fees. Gayleen Waldspurger filed a complaint on December 20, 2000, individually and as Executor of the Estate of Pauline Tays, in Waldspurger v. BOC Gases, et al., naming as defendants the BOC Group, Inc., the nursing home and its parent company, a “John Doe” employee and Applied Technologies. The claims against the Company in this case are for negligence based on wrongful death and survivorship, strict liability, negligence per se, product liability and breach of warranty. The underlying allegations are general as to the Company, and are similar to those in the Tomlin lawsuit. Ms. Waldspurger is seeking $2.5 million in compensatory damages for wrongful death, $1 million in compensatory damages for personal injury and survivorship claims and $5 million in punitive damages. On January 12, 2001, Ronald and Ruthanna Leslie filed a complaint in Leslie v. IHS at Carriage by the Lake, et al., claiming that Mr. Leslie, a patient at the nursing home, inhaled nitrogen and, as a result, suffered severe permanent personal injuries, including brain damage and the aggravation of other medical conditions from which he suffered on the day of the accident. The defendants and the claims against the Company are identical to those asserted in the Tomlin lawsuit. The damages sought by the Leslies include $10 million in compensatory damages, $10 million in punitive damages, $2 million for loss of consortium damages, prejudgment and post-judgment interest and costs and fees. On March 30, 2001, Larry Williams filed a complaint individually and as Executor of the Estate of Corna Vance, deceased. The case is captioned Williams, et al., v. IHS at Carriage by the Lake, et al., naming as defendants IHS at Carriage by the Lake, Integrated Health Services, Inc., Applied Technologies, BOC Gases of Dayton, BOC Group, and a “John Doe” manufacturer and supplier. The claims against the Company in this case are for negligence, strict product liability, failure to warn, negligence per se, breach of warranty and punitive damages. The allegations are very similar to those in the Tomlin case. Williams is seeking $5 million for compensatory damages, $5 million for punitive damages, as well as prejudgment and post-judgment interest, attorney fees and costs. The Company is vigorously defending all of these cases and has filed its answer, denied all liability and cross-claimed for contribution from the BOC Group, Inc. and IHS.

All of these cases are expected to be consolidated for trial, and the trial in this matter has tentatively been set for June 3, 2002. The parties have agreed to begin some document discovery and depositions despite the stay discussed below. The court is considering ordering all of the parties in each of these cases to a mandatory mediation in an attempt to resolve some or all of the claims. No decision has been made by the court as of yet in this regard.

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

The Company is a party to other routine legal proceedings incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or liquidity.

Item 3.	Defaults Upon Senior Securities.

(a)	As of September 30, 2001, the Company was not in compliance with the maximum leverage covenant of its Credit Facility. This covenant was waived by the lenders until December 31, 2001. See Note D – Long-Term Debt and Credit Arrangements of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this item.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

See the Exhibit Index on page 23 of this Form 10-Q.

(b) Reports on Form 8-K.

During the quarter ended September 30, 2001, the Company filed one Current Report on Form 8-K, dated July 30, 2001, furnishing a news release pursuant to Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc. (Registrant)

Date: November 9, 2001	/s/ Michael F. Biehl
Michael F. Biehl
Chief Financial Officer and Treasurer
(Duly Authorized and Principal Financial Officer)

/s/John T. Romain
John T. Romain
Controller and Chief Accounting Officer
(Duly Authorized and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Letter Agreement, dated July 25, 2001, by and between the Company and Michael F. Biehl

10.2
Amendment No. 3, dated as of October 12, 2001, to the Credit Agreement, dated as of April 12, 1999, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Lenders signatories thereto (all as defined therein), the Chase Manhattan Bank, as Administrative Agent, and National City Bank, as Documentation Agent