Form 10-K405
period 2001-12-31
CHART INDUSTRIES INC
filed 2002-04-01
CIK 892553

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

                                      OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

                         Commission file number 1-11442

                             Chart Industries, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                          34-1712937
     (State or other jurisdiction of                          (I.R.S. Employer
       incorporation or organization)                        Identification No.)

   5885 Landerbrook Drive, Suite 150, Cleveland, Ohio           44124
   (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (440) 753-1490

          Securities registered pursuant to Section 12(b) of the Act:

                              Name of each exchange
                     Title of each classon which registered
                      Common Stock,New York Stock Exchange
                            par value $.01 per share

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 2002, the registrant had 24,875,288 shares of Common Stock outstanding. As of that date, the aggregate market value of the Common Stock of the registrant held by non-affiliates was $38,467,195 (based upon the closing price of $2.25 per share of Common Stock on the New York Stock Exchange on February 28, 2002). For purposes of this calculation, the registrant deems the 7,778,757 shares of Common Stock held by all of its Directors and executive officers as of such date to be the shares of Common Stock held by affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on June 6, 2002 are incorporated by reference into Part III of this Form 10-K.

     Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2001.

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

     The Company's sales for the year ended December 31, 2001 reached $328.0 million, a slight increase over sales of $325.7 million in 2000. The Company's net loss in 2001 was $5.2 million compared with net income of $2.2 million in 2000.

     Management anticipates that demand for the Company's products will increase over the next several years. The Company has initiatives to pursue multiple new products focused on the end-user equipment markets for low-temperature and cryogenic liquids. The use of liquid natural gas ("LNG") as a vehicle fuel and power generating feedstock, the migration from high pressure cylinders to micro bulk distribution and telemetry to improve distribution logistics each in their own right offer significant market potential. In addition, the Company plans to continue to focus on its worldwide presence as global industrialization and heightened environmental standards are expected to result in higher demand for high purity industrial gases, which are generally produced, stored and distributed in a cryogenic state. The recent mergers of several industrial gas producers and distributors have temporarily reduced the demand for new process and distribution equipment that the Company offers to industrial markets. The pressures for increased efficiency in the industry, however, are expected to result in renewed demand for newer equipment and increased service of existing equipment. The Company is well positioned to benefit from both of these developments. In the hydrocarbon processing market, management expects strong domestic and international growth, stemming in part from increased global natural gas and ethylene production. Oil producing countries are newly committed to capturing and marketing flared methane that previously was a waste product of the crude oil production process. This increased availability of economically priced hydrocarbons is expected to result in greater demand for equipment to liquefy, process and transport these gases.

                                    BUSINESS

GENERAL

     The Company manufactures standard and custom-built industrial process equipment primarily used for low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0(degrees) Kelvin; -273(degrees) Centigrade; -459(degrees) Fahrenheit). The majority of the Company's products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and use of industrial gases and hydrocarbons.

SEGMENTS AND PRODUCTS

     The Company's operations are organized within three segments: Applied Technologies, Distribution and Storage Equipment and Process Systems and Equipment. Further information about these segments is found at Note K to the Company's consolidated financial statements included at Item 8 of this Annual Report on Form 10-K.

APPLIED TECHNOLOGIES SEGMENT

     The Applied Technologies segment, which accounted for 43 percent of the Company's sales in 2001, consists of various product lines built around the Company's core competencies in cryogenics but with a focus on the end users of the liquids and gases instead of the large producers and distributors. The Company's products in the Applied Technologies segment include the following:

LNG Alternative Fuel Systems
     This product line consists of vacuum-insulated containers for LNG storage, cryogenic pumps and liquid dispensers for vehicle fueling systems and LNG and liquid/compressed natural gas ("CNG") refueling systems for centrally fueled fleets of vehicles powered by LNG and CNG, such as fleets operated by metropolitan transportation authorities, refuse haulers and heavy-duty truck fleets. Competition for LNG fueling and storage systems is based primarily on product design, customer support and service, dependability and price. Although there are alternatives to LNG as a fuel, the Company is not aware of any viable alternatives to vacuum-insulated containers for LNG fueling and storage systems. The Company pursues this opportunity through its NexGen Fueling(r) ("NexGen") business unit.

Telemetry Products
     The Company has developed this product line as a new business model which focuses primarily on providing distribution routing data to distributors of home health care oxygen and beverage carbon dioxide ("CO/2/"). The Company expects that this business will expand into other areas of liquid distribution, such as micro-bulk industrial gases, as the product gains acceptance. This routing data is expected to lower distribution costs and make the supply of liquid oxygen and liquid CO2 more competitive than the existing modes of supply to each of these markets. The Company pursues this opportunity through its CoolTel(r) ("CoolTel") business unit. CoolTel entered into agreements with its first commercial customers in the fourth quarter of 2001.

Medical Products
     The medical oxygen product lines include a limited range of medical respiratory products, including liquid oxygen systems, ambulatory oxygen systems and oxygen concentrators, all of which are used for the in-home supplemental oxygen treatment of patients with chronic obstructive pulmonary diseases, such as bronchitis, emphysema and asthma.

     Individuals for whom supplemental oxygen is prescribed generally purchase or rent an oxygen system from a home healthcare provider or medical equipment dealer. The provider/dealer or physician usually selects which type of oxygen system to recommend to its customers: liquid oxygen systems, oxygen concentrators or high pressure oxygen cylinders. Liquid systems are currently believed to have more therapeutic value due to the higher quality oxygen, comfort and mobility they provide.

     The Company believes that competition for liquid oxygen systems is based primarily upon product performance, reliability, ease-of-service and price and focuses its marketing strategies on these considerations.

Biological Storage Systems
     This product line consists of vacuum-insulated containment vessels used by the beef and dairy cattle breeding industry to transport frozen semen and embryos and vacuum-insulated containment vessels used by hospitals, medical laboratories and research facilities to transport and store human organs, tissue samples and other temperature-sensitive biological matter.

     These products are sold through laboratory product original equipment manufacturers, laboratory product distributors, industrial gas distributors and breeding service providers. Many of these distributors provide a single source for many different types of products to hospitals, medical laboratories and research facilities.

     The Company's competitors for biological storage systems include only a few companies inside and outside the United States, including Harsco. Competition for biological storage systems is based primarily on product design, reliability and price. Alternatives to vacuum-insulated containment vessels include mechanical, electrically powered refrigeration for storage of biological matter.

Magnetic Resonance Imaging ("MRI") Cryostat Components
     The basis of the MRI technique is the magnetic properties of certain nuclei of the human body which can be detected, measured and converted into images for analysis. MRI equipment uses high-strength magnetic fields, applied radio waves and high-speed computers to obtain cross-sectional images of the body. The major components of the MRI assembly are a series of concentric thermal shields and a supercooled magnet immersed in a liquid helium vessel (a "cryostat") that maintains a constant, extremely low temperature (4[degree] Kelvin; -452[degree] Fahrenheit) to achieve superconductivity. The Company manufactures large cryostats, various cryogenic interfaces, electrical feed-throughs and various other MRI components that are used to transfer power and/or cryogenic fluids from the exterior of the MRI unit to the various layers of the cryostat and superconducting magnet.

     The Company currently sells all of its MRI cryostats to General Electric Company ("GE") and is the exclusive supplier of GE's cryostats. GE is the leading worldwide manufacturer of MRI equipment.

Cryogenic Systems and Components
      The Company's line of cryogenic components, including vacuum-insulated pipe, high-pressure cryogenic pumps, valves and specialty components, are recognized in the market for their reliability, quality and performance. These products are sold to the Company's heat exchanger and cold box customers in the industrial gas and hydrocarbon processing industries, as well as to a diverse group of customers in those and other industries. The Company competes with a number of suppliers of cryogenic components, including Cryogenic Industries, CCI and Acme Cryogenics.

Bulk Liquid CO2 Systems
     This product line consists primarily of vacuum-insulated, bulk liquid CO2 containers used for beverage carbonation in restaurants, convenience stores and cinemas. The Company also manufactures and markets non-insulated, bulk flavored syrup containers for side-by-side installation with its CO2 systems. The Company's beverage systems are sold to food franchisers, soft drink companies and CO2 distributors.

     The Company's primary competitors for its bulk liquid CO2 beverage delivery systems are producers of high pressure gaseous CO2 systems and sellers of bulk liquid CO2 beverage systems. The Company believes that competition for bulk liquid CO2 beverage systems is based primarily on service and price.

Stainless Steel Tubing
     The Company produces small diameter stainless steel tubing for sale to distributors to satisfy their customers' requirements for quick delivery. The Company's manufacturing strategy is to focus on custom sizes and smaller production runs, which management believes gives the Company a competitive advantage in providing a superior quality product while meeting customer demands for dependable, fast delivery. With its production and marketing efforts directed principally to customers relying on prompt delivery, the Company is able to compete primarily on the basis of service rather than price. Numerous manufacturers of stainless steel tubing are able to compete with the Company in this market.

DISTRIBUTION AND STORAGE EQUIPMENT SEGMENT ("DISTRIBUTION AND STORAGE")
     Representing 40 percent of the Company's sales in 2001, the products supplied by the Distribution and Storage segment are driven primarily by the large and growing installed base of users of cryogenic liquids as well as new applications and distribution technologies for cryogenic liquids. The Company's products span the entire spectrum of the industrial gas market from small customers requiring cryogenic packaged gases to large users requiring custom engineered cryogenic storage systems and include the following:

Cryogenic Bulk Storage Systems
     The Company is a leading supplier of cryogenic bulk storage systems of various sizes ranging up to 100,000 gallons. Using sophisticated vacuum insulation systems placed between inner and outer vessels, these bulk storage systems are able to store and transport liquefied industrial gases and hydrocarbon gases at temperatures nearing absolute zero. The Company has experienced growth in its bulk storage systems sales as the demand for liquefied industrial gases and liquefied hydrocarbon gases has increased. Customers for the Company's cryogenic storage tanks include industrial gas producers, chemical producers, manufacturers of electrical components and businesses in the oil and natural gas industries. Prices for the Company's cryogenic bulk storage systems range from $20,000 to $500,000. Principal customers for the Company's cryogenic bulk storage systems are AGA, Air Liquide, Air Products, BOC and Praxair. The Company competes chiefly with Harsco in this area.

Cryogenic Packaged Gas Systems
     The Company is a leading supplier of cryogenic packaged gas systems of various sizes ranging from 50 gallons to 1,000 gallons. Cryogenic liquid cylinders are used extensively in the packaged gas industry to allow smaller quantities of liquid to be easily delivered to the customers of the industrial gas distributors on a full-for-empty basis. Principal customers for the Company's liquid cylinders are AGA, Air Liquide, Air Products, BOC and Praxair. The Company competes chiefly with Harsco in this area. The Company has developed two new technologies in the packaged gas product area: ORCA(r) Micro-Bulk systems and Tri-fecta(r) Laser Gas assist systems. ORCA(r) Micro-Bulk systems bring the ease of use and distribution economics of bulk gas supply to customers formerly supplied by high pressure or cryogenic liquid cylinders. The ORCA(r) Micro-Bulk system growth has exceeded Company expectations and is the substantial market leader in this growing segment. The Tri-fecta(r) Laser Gas assist system was developed to meet the performance requirements for new high powered lasers being used in the metal fabrication industry. Growth of this product has also exceeded Company expectations, and the Company has no knowledge of a similar competitive product.

Cryogenic Services
     The Company operates four locations providing installation, service and maintenance of cryogenic products including storage tanks, liquid cylinders, cryogenic trailers, cryogenic pumps and vacuum-insulated pipe. The Company's national service network is unique in the industry, and the Company believes this network provides a significant competitive edge. The Company anticipates the demand for full service, national, qualified maintenance of cryogenic products and installations will increase. The Company's cryogenic services business results primarily from its March 1999 acquisition of a group of privately held companies, collectively known as Northcoast Cryogenics ("Northcoast"), and its December 1999 acquisition of the operational assets and personnel of Air Liquide America's cryogenic repair center located in Houston, Texas.

PROCESS SYSTEMS AND EQUIPMENT SEGMENT ("PROCESS SYSTEMS")

     The Company's principal products within the Process Systems segment, which accounted for 17 percent of sales in 2001, are focused on the process equipment, primarily heat exchangers and coldboxes, used by the major natural gas, petrochemical processing and industrial gas companies in the production of their products.

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

     Management anticipates the return of demand for its heat exchangers in the second half of 2002, resulting substantially from increased activity in the petrochemical and natural gas segments of the hydrocarbon processing market. In particular, management believes that continuing efforts by petroleum producing countries to make better use of previously flared methane and to broaden their industrial base present a promising source of demand for the Company's heat exchangers. Demand for heat exchangers in developed countries is expected to continue as firms upgrade their facilities for greater efficiency and regulatory compliance. Historic demand for heat exchangers has cycled to very low levels and typically recovered to new peak requirements. To ensure adequate capacity for anticipated growth in demand for heat exchangers, the Company operates two facilities, the larger being in the United States with a smaller capacity facility in the United Kingdom.

     The Company's principal competitors for heat exchangers are Linde, Sumitomo, Kobe and Nordon. Management believes that the Company is the only producer of large brazed aluminum heat exchangers in the United States and, with the second facility in the United Kingdom, is the leader in the global heat exchanger market. Major customers for the Company's heat exchangers in the industrial gas market include Air Liquide, Air Products, BOC, MG Industries and Praxair. In the hydrocarbon processing market, major customers include BP AMOCO, EXXON/MOBIL and contractors such as ABB Lummus, Bechtel and Kellogg, Brown and Root.

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

     The Company has a number of competitors for fabrication of cold boxes, including E.S. Fox and Ivor J. Lee. Principal customers for the Company's cold boxes include Air Liquide, ABB Lummus, BP AMOCO, Bechtel, Stone & Webster, Kellogg, Brown and Root, and Lurgi.

MARKET OVERVIEW

     The Company serves a wide variety of markets through its emphasis on providing equipment for end-users of cryogenic liquids. These markets include beverage bottling and dispensing, alternative transportation fuels, biomedical research, medical test equipment, home-healthcare and electronics testing, to name just a few. With such a wide variety of markets, the Company has reduced the effect that fluctuations in the overall industrial gas and hydrocarbon markets have on its profitability.

     Despite its cyclicality, management believes that the global expansion of the industrial gas and hydrocarbon processing markets presents attractive opportunities for growth. To date, the sources of the Company's international business principally have been its large domestic-based customers, who are aggressively expanding into international markets, and large foreign-based companies with significant U.S. operations. In 2001, approximately 34 percent of the Company's sales were destined for use at job sites outside the United States compared to 33 percent in 2000 and 34 percent in 1999.

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

MARKETING

     The Company's principal operating units currently market products and services in North America primarily through 172 direct sales personnel, and supplement these direct sales through independent sales representatives and distributors. The technical and custom design nature of the Company's products requires a professional, highly trained sales force. While each salesperson is expected to develop a highly specialized knowledge of one product or group of products within a segment of the Company, each salesperson is now able to sell many products from different segments to a single market.

     The Company uses independent sales representatives to conduct its sales in certain foreign countries that the Company serves. These independent sales representatives supplement the Company's direct sales force in dealing with language and cultural matters. The Company's domestic and foreign independent sales representatives earn commissions on sales, which vary by product type.

ORDERS AND BACKLOG

     The Company considers orders to be those for which the Company has received a signed purchase order or other written contract from the customer. Such orders are included in backlog until recognized as revenue or cancelled. The table below sets forth orders and backlog by segment for the last three fiscal years.

                                              Years Ended December 31,
                                              -----------------------
                                        2001         2000              1999
                                        ----         ----              ----
                                              (Dollars in thousands)
Orders
Applied Technologies (A)            $ 142,527      $ 142,656       $  98,941
Distribution and Storage Equipment    122,433        154,756          96,722
Process Systems and Equipment          46,728         78,149          32,087
                                   ----------     ----------      ----------
   Total                            $ 311,688      $ 375,561       $ 227,750
                                   ==========     ==========      ==========
Backlog
Applied Technologies (A)            $  13,782      $  15,961       $  12,456
Distribution and Storage Equipment     26,635         39,227          26,372
Process Systems and Equipment          24,395         33,686           8,165
                                   ----------     ----------      ----------
   Total                            $  64,812      $  88,874       $  46,993
                                   ==========     ==========      ==========

(A) Applied Technologies backlog and orders have been restated for all periods presented to show the MRI cryostat business to have no backlog; thus, orders in all periods for this business equal sales. This is consistent with the current treatment of purchase orders by the customer for this business.

     During 2001, the Applied Technologies segment continued with very strong order performance in each of its product lines. This segment would have shown significant growth if it had not been for the slowdown in cryogenic systems mainly for the electronics industry. The Distribution and Storage segment experienced a reduction in orders across its product portfolio in 2001 compared with 2000 due to the worldwide slowdown experienced by the manufacturing sectors of the industrialized world. The Process Systems segment returned to a cyclical order low in 2001 after being buoyed in 2000 by several orders related to the Trinidad LNG project.

     The Company experienced a significant increase in orders in the Process Systems segment in 2000. This increase was primarily due to one significant LNG project in the natural gas processing market. The increase in the Applied Technologies segment orders in 2000 compared with 1999 was largely driven by the inclusion of certain MVE Holdings, Inc. ("MVE") products for the full year, while 1999 only included orders for these products subsequent to the Company's April 12, 1999 acquisition of MVE. Additionally, MRI cryostat, LNG systems and medical oxygen products all showed significant order improvements in 2000 compared with 1999. Like Applied Technologies, the Distribution and Storage segment benefited significantly in 2000 from the inclusion of MVE for the full year. In addition, the packaged gas and ORCA(R) Micro-Bulk delivery systems demonstrated significantly improved orders due to several new long term supply agreements with large industrial gas suppliers. The Company's Czech Republic operations also increased market share in Europe in 2000 as they demonstrated improved quality.

     Almost all of the December 31, 2001 backlog is scheduled to be recognized as sales during 2002. The Company's backlog fluctuates from time to time, and the amounts set forth above are not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. The increased focus within the Company on the Distribution and Storage and Applied Technologies segments will generally reduce backlog, as products within these segments tend to have shorter lead times than those in the Process Systems segment.

CUSTOMERS

     Ten customers accounted for 40 percent of consolidated sales in 2001. The Company's sales to particular customers fluctuate from period to period. In 2001, approximately 34 percent of sales were destined to be used in foreign countries. The Company's customers are spread across the industrial gas, hydrocarbon and chemical processing industries in several countries. The Company's management has established certain credit requirements that its customers must meet before sales credit is extended. The Company monitors the financial condition of its customers to help ensure collections and to minimize losses. For certain domestic and foreign customers, the Company requires customer advances, letters of credit and other such guarantees of payment. For certain foreign customers, the Company also purchases credit and political risk insurance. The Company believes its relationships with its customers are good.

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

RAW MATERIALS AND SUPPLIERS

     The Company manufactures most of the products it sells. The raw materials used in manufacturing include aluminum sheets, bars, plate and piping, stainless steel strip, heads, plate and piping, palladium oxide, carbon steel heads and plate and 9 percent nickel steel heads and plate. Most raw materials are available from multiple sources of supply. In March 2002, the United States Government instituted various levels of tariffs on certain imported steel products. These tariffs will have the impact of increasing the manufactured cost of certain of the Company's Distribution and Storage segment bulk storage tanks by between 8 percent and 18 percent. The Company has announced a surcharge related to these bulk storage tanks in order to pass the tariff costs on to its customers.

     Commodity metals used by the Company have experienced fluctuations in price. The Company has generally been able to recover the costs of price increases through its contracts with customers. The Company foresees no acute shortages of any raw materials which would have a material adverse effect on its operations.

EMPLOYEES

     As of December 31, 2001, the Company had 2,137 employees, including 1,479 domestic employees and 658 international employees. These employees consisted of 665 salaried, 435 union hourly and 1,037 non-union hourly employees. The salaried employees included 112 engineers and draft-persons and 553 other professional, technical and clerical personnel.

     The Company is a party to three collective bargaining agreements through its operating subsidiaries. The agreement with the International Association of Machinists and Aerospace Workers covering 107 employees at the Company's La Crosse, Wisconsin heat exchanger facility expires February 3, 2004. The agreement with the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers covering 69 employees at the Company's Plaistow, New Hampshire facility expires August 30, 2002. The agreement with the United Steel Workers covering 259 employees at the Company's New Prague, Minnesota facility expired January 15, 2002, and a new agreement continues to be negotiated. No work stoppage is currently anticipated at this facility. Since the acquisition of each of its operating units, the Company has not had any work stoppages or strikes. The Company believes its employee relations are good.

FACILITIES

     The Company occupies 22 principal locations totaling approximately 2.1 million square feet, with the majority devoted to manufacturing, assembly and storage. Of these manufacturing facilities, approximately 1.6 million square feet are owned and 0.5 million square feet are occupied under operating leases. The Company considers its manufacturing facilities sufficient to meet its current and planned operational needs. The Company leases approximately 11,400 square feet for its executive offices in Cleveland, Ohio. The Company's owned facilities in the United States are subject to mortgages securing the Company's consolidated credit and revolving loan facility.

     The following table sets forth certain information about the Company's facilities:

         Location                   Segment           Sq. Ft.    Ownership                 Use
         --------                   -------           -------    ---------                 ---
Columbus, Ohio              Applied Technologies       46,200  Leased        Manufacturing/Office
                                                        5,000  Leased        Warehouse
Costa Mesa, California      Applied Technologies       42,000  Leased        Manufacturing/Office
Burnsville, Minnesota       Applied Technologies       91,700  Owned         Manufacturing/Office
Canton, Georgia             Applied Technologies      138,000  Owned         Manufacturing/Office
Lonsdale, Minnesota         Applied Technologies       13,500  Leased        Manufacturing
Clarksville, Arkansas       Applied Technologies       85,300  Owned         Manufacturing/Office
Greenville, Pennsylvania    Applied Technologies        2,100  Leased        Office
Solingen, Germany           Applied Technologies        2,600  Leased        Office/Warehouse
Yennora, Australia          Applied Technologies        7,000  Leased        Office/Warehouse
Plaistow, New Hampshire     Distribution & Storage    164,400  Owned         Manufacturing/Office
Denver, Colorado            Distribution & Storage    124,300  Leased        Manufacturing/Office
                                                      103,800  Owned         Manufacturing/Office
Houston, Texas              Distribution & Storage     22,000  Leased        Manufacturing
Holly Springs, Georgia      Distribution & Storage      6,000  Leased        Manufacturing
New Prague, Minnesota       Distribution & Storage    200,000  Owned         Manufacturing
                                                       15,000  Leased        Manufacturing
                                                        6,000  Owned         Manufacturing
                                                       16,000  Leased        Office
                                                        8,000  Owned         Manufacturing
Decin, Czech Republic       Distribution & Storage    493,000  Owned         Manufacturing/Office
Zhangiajang, China          Distribution & Storage     30,000  Leased        Manufacturing
Changzhou, China            Distribution & Storage     21,500  Leased        Manufacturing/Office
La Crosse, Wisconsin        Process Systems           149,000  Owned         Manufacturing/Office
Westborough, Massachusetts  Process Systems            18,500  Leased        Office
New Iberia, Louisiana*      Process Systems            62,400  Leased        Manufacturing
Wolverhampton, England      Process Systems           190,200  Owned         Manufacturing/Office
Cleveland, Ohio             Corporate Headquarters     11,400  Leased        Office

*Leased by a joint venture in which the Company has a 50 percent interest.

ENVIRONMENTAL MATTERS

     The Company's operations involve and have involved the handling and use of substances, such as various cleaning fluids used to remove grease from metal, that are subject to federal, state and local environmental laws and regulations. These regulations impose limitations on the discharge of pollutants into the soil, air and water, and establish standards for their handling, management, use, storage and disposal. The Company monitors and reviews its procedures and policies for compliance with environmental laws and regulations. The Company's management is familiar with these regulations, and supports an ongoing capital investment program to maintain the Company's adherence to required standards.

     The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its operating facilities, and, except for these continuing remediation efforts, believes it is currently in substantial compliance with all known material and applicable environmental regulations. The Company accrues for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next ten years as ongoing costs of remediation programs. Although the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. The Company believes that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on the Company's financial position, liquidity, cash flows or results of operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company's Applied Technologies business ("Applied Technologies") has been named as a defendant in several similar cases pending in the Court of Common Pleas, Montgomery County, Ohio, related to an accident occurring on December 7, 2000, at the IHS at Carriage by the Lake nursing home outside Dayton, Ohio. A nitrogen tank was connected to the nursing home's oxygen system resulting in the death of five elderly patients and injuries to five additional patients from inhaling nitrogen. The cases filed to date include: Tomlin, et
                                                                  ----------
al. v. IHS at Carriage by the Lake, et al., Waldspurger v. BOC Gases, et al.,
-----------------------------------------------------------------------------
Leslie v. IHS at Carriage by the Lake, et al., Williams, et al., v. IHS at
--------------------------------------------------------------------------
Carriage by the Lake, et al., Reynolds, et. al. v. IHS at Carriage by the Lake,
-------------------------------------------------------------------------------
et. al., and Van Etten v. IHS at Carriage by the Lake, et. al. The cases were
--------     -------------------------------------------------
filed on various dates between December 13, 2000 and December 31, 2001. The claims against the Company in these cases include negligence, strict product liability, failure to warn, negligence per se, breach of warranty, punitive damages, wrongful death, loss of consortium (spousal and maternal) and negligent infliction of emotional distress. The allegations underlying the claims include defective or deficient manufacture, construction, design, labeling, formulation and warnings with regard to a cylinder. Defendants named in these cases include the nursing home and its parent company, Applied Technologies, BOC Gases of Dayton, The BOC Group, Inc., and a "John Doe" manufacturer and supplier. The plaintiffs in these cases are seeking, in total, $28.5 million in compensatory damages, $30.0 million in punitive damages, $2.0 million for loss of consortium damages, pre-judgment and post-judgment interest and costs and fees from the Company and other defendants named in the claims. The Company is vigorously defending all of these cases and has filed its answer, denied all liability and cross-claimed for contribution from certain co-defendants. Certain co-defendants have filed cross-claims against the Company claiming contribution. Certain of these cases have been settled with the other defendants, and others are scheduled to be mediated. The Company is not involved in any of the mediation or settlement negotiations, in part because the Company has not received any settlement demands. Additionally, the Company believes that the claims made against it are the most tenuous of any defendant and that the plaintiffs will be unable to articulate a plausible negligence claim based on product liability. Of further significance is the fact that some of the co-defendants have been criminally indicted in this matter. The Company, however, has not been so indicted. The court has granted stays in all of these cases pending the outcome of the criminal charges. All of these cases have been assigned to one judge and will most likely be consolidated for trial. The trial in these matters has tentatively been set for June 3, 2002. The trial in the criminal matter is scheduled for May 20, 2002.

     The Company is a party to other legal proceedings incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse affect on the Company's financial position, liquidity, cash flows or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information as of December 31, 2001 regarding each of the Company's executive officers is set forth below:

       Name        Age                        Position
       ----        ---                        --------
Arthur S. Holmes    60  Chairman, Chief Executive Officer and a Director
James R. Sadowski   60  President and Chief Operating Officer
Michael F. Biehl    46  Chief Financial Officer and Treasurer
John T. Romain      37  Controller, Chief Accounting Officer and Assistant
                           Treasurer

     Arthur S. Holmes has been Chairman and Chief Executive Officer of the Company since its formation in June 1992, and was President until December 1993. Mr. Holmes served as President of ALTEC International, Inc. from 1985 through 1989. From 1978 through 1985, he served in a variety of managerial capacities for Koch Process Systems, Inc., the predecessor of Process Systems International, Inc., an operating unit of the Company, most recently as Vice President-Manager of the Gas Processing Division. Mr. Holmes is the co-inventor of the Company's patented Ryan/Holmes technology. Mr. Holmes holds a BS and an MS in Chemical Engineering from the Pennsylvania State University and an MBA from Northeastern University.

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

     Michael F. Biehl has been the Chief Financial Officer and Treasurer of the Company since July 2001. Prior to joining the Company, Mr. Biehl served as Vice President, Finance and Treasurer at Oglebay Norton Company, a publicly held Cleveland-based company that provides industrial minerals to a broad range of industries. He joined Oglebay Norton in 1992 as Corporate Controller, was promoted to Treasurer and Director of Finance in 1994 and promoted to Vice President, Finance in 1998. Prior to joining Oglebay Norton, he worked in the audit practice of Ernst & Young, LLP in Cleveland, Ohio. Mr. Biehl is a Certified Public Accountant and holds a BBA in Accounting from Ohio University and an MBA from Northwestern University's Kellogg Graduate School of Management.

     John T. Romain has been the Chief Accounting Officer since May 1999 and has served as the Company's Controller since July 1993. Prior to joining the Company, Mr. Romain worked in the audit practice of Ernst & Young, LLP in Cleveland, Ohio. Mr. Romain is a Certified Public Accountant and holds a BA in Accounting and Computer Systems from Grove City College, Grove City, Pennsylvania.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     QUARTERLY STOCK PRICES AND DIVIDENDS

     The high and low sales prices for the Company's Common Stock reported on the New York Stock Exchange for each quarterly period within the most recent two years are set forth in the table below:

   Quarter
-------------
     2001       High    Low
                ----    ---
      1st      $ 5.88  $ 4.00
      2nd        5.15    3.15
      3rd        4.00    2.76
      4th        3.00    1.84

   Quarter
-------------
     2000       High    Low
                ----    ---
      1st      $ 4.75  $ 2.94
      2nd        5.12    2.62
      3rd        6.38    4.25
      4th        6.00    4.00

     The Company did not pay any dividends in 2001 or 2000.

LIMITATIONS ON THE PAYMENT OF DIVIDENDS

     The Company is permitted to pay cash dividends not exceeding $7.2 million in any fiscal year after January 1, 2001, but only if at both the time of payment of the dividend and immediately thereafter there is no event of default under the Credit Facility.

RELATED STOCKHOLDER MATTERS

     Chart Industries Common Stock is traded on the New York Stock Exchange under the symbol "CTI."

     Shareholders of record on February 28, 2002 numbered 1,847. The Company estimates that an additional 5,000 shareholders own stock held for their accounts at brokerage firms and financial institutions.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company for each of the five years during the period ended December 31, 2001. The data was derived from the annual audited consolidated financial statements of the Company for the relevant years and includes the operations of acquired businesses after their date of acquisition, including for periods after April 12, 1999, the operations of MVE. Further information about the Company's acquisitions is found at Note D to the Company's consolidated financial statements included at Item 8 of this Annual Report on Form 10-K.

                            SELECTED FINANCIAL DATA

                (Dollars in thousands, except per share amounts)

                                                                       Years Ended December 31,
                                            -------------------------------------------------------------------
                                                   2001         2000         1999        1998          1997
                                                   ----         ----         ----        ----          ----
Income Statement Data:
   Sales                                        $ 327,990   $  325,700   $  292,937   $  229,423   $  192,249
   Gross profit                                    86,361       96,029       77,381       77,657       61,240
   Employee separation and plant closure costs
      (income)                                      2,375     (    614)      11,982
   Operating income (loss)                         19,366       30,919     ( 11,736)      44,155       35,034
   Interest expense - net                         (21,589)    ( 26,676)    ( 15,854)    (    901)    (    350)
   Net income (loss)                              ( 5,158)       2,155     ( 36,280)      28,215       22,627
Earnings per Common Share:
   Net income (loss)                            $ (  0.21)  $     0.09   $ (   1.53)  $     1.17   $     1.01
   Net income (loss)-- assuming dilution        $ (  0.21)  $     0.09   $ (   1.53)  $     1.16   $     0.99
Other Financial Data:
   EBITDA (A)                                   $  39,928   $   48,169   $   17,155   $   51,181   $   38,545
   Depreciation and amortization                   18,187       17,864       16,909        7,026        3,511
   Cash provided by (used in) operating
      activities                                   13,273       14,646     (  5,514)      30,934       22,713
   Cash used in investing activities               (6,494)    (    427)    ( 82,194)    ( 45,270)    ( 27,073)
   Cash provided by (used in) financing
      activities                                      504     (  9,759)      87,019     (  5,484)    ( 17,047)
   Dividends                                                                  2,370        4,821        3,858
   Dividends per share                                                   $     0.10   $     0.20   $     0.17
Balance Sheet Data:
   Cash and cash equivalents                    $  11,801   $    4,921   $    2,314   $    2,169   $   22,095
   Working capital                                 56,276       42,524       50,087       25,326       39,476
   Total assets                                   408,980      429,843      424,570      158,205      128,919
   Total debt                                     272,083      269,870      278,672       11,325        4,468
   Shareholders' equity                            49,340       54,844       55,512       93,154       76,457

(A) The Company defines EBITDA as net income (loss) before gain on sale of assets, net interest expense, derivative contracts valuation expense, income tax expense (benefit), minority interest expense, cumulative effect of change in accounting principle, extraordinary items, depreciation and amortization expense and employee separation and plant closure costs (income). The Company's definition of EBITDA may not be comparable to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     During 2001, the Company continued its focus on developing products that are expected to continue the growth trend Chart has demonstrated since its initial public offering in 1992. The Company is growing through organic development of new products, extension of products worldwide and acquisitions. The Company has grown from $92 million in sales in 1992 to $328 million in sales in 2001. The Company has also moved from being concentrated in the Process Systems segment to offering a wider array of products, many of which are more focused on the end usage of cryogenic liquids than on the production of these liquids.

     The migration of the Company's business, from products primarily employed in the production of cryogenic liquids to a broader array of products used throughout the cryogenic liquid-gas supply chain, is demonstrated by the historical growth of the Applied Technologies and Distribution and Storage segments. In 2001, the Company's Applied Technologies segment represented $142.5 million, or 43 percent, of its sales and $49.6 million, or 57 percent, of its gross profit. In 1992, the Company's equivalent segment had sales of $15.8 million, representing 15 percent of the Company's 1992 sales. Likewise, the Distribution and Storage segment generated sales of $129.5 million, or 40 percent, of consolidated sales in 2001. In 1992, this segment had $22.8 million in sales, representing 22 percent of the Company's sales for that year. In 2001, the Process Systems segment represented 17 percent of consolidated revenue. In 1992 this segment represented 63 percent of consolidated revenue.

     In 2001, the Company experienced the effects of the general economic slowdown affecting the United States manufacturing sector. These effects were complicated by the events of September 11th and the subsequent uncertainty in the economy. Based upon national leading economic indicators, the Company's current outlook for 2002 is positive, with an expected recovery of certain depressed markets in the second half of the year.

OPERATING RESULTS

     The following table sets forth the percentage relationship that each line item in the Company's consolidated statements of operations represents to sales in the last three fiscal years.

                                                            Years Ended December 31,
                                                   ---------------------------------------
                                                       2001          2000          1999
                                                   ------------   -----------   -----------
Sales                                                 100.0%        100.0%        100.0%
Cost of sales                                          73.7          70.5          73.6
Gross profit                                           26.3          29.5          26.4
Selling, general and administrative expense            18.3          18.7          17.6
Goodwill amortization expense                           1.5           1.5           1.2
Employee separation and plant closure costs
   (income)                                             0.7        (  0.2)          4.1
Equity income in joint venture                       (  0.1)
Acquired in-process research and development                                        7.5
Operating income (loss)                                 5.9           9.5        (  4.0)
Gain on sale of assets                                  0.2           0.3           0.8
Interest expense, net                                (  6.6)       (  8.2)       (  5.4)
Derivative contracts valuation expense               (  0.9)
Income tax expense                                      0.1           0.9           1.1
Income (loss) before cumulative effect of change in
accounting principle and extraordinary item          (  1.5)          0.7        (  9.7)
Cumulative effect of change in accounting
principle, net of taxes                              (  0.1)
Extraordinary item, net of taxes                                                 (  2.7)
Net income (loss)                                    (  1.6)          0.7        ( 12.4)

SEGMENT INFORMATION

     The following table sets forth sales, gross profit and gross profit margin for the Company's three operating segments for the last three fiscal years.

                                               Years Ended December 31,
                                     ------------------------------------------
                                           2001          2000          1999
                                     ------------  ------------  --------------
                                                (Dollars in thousands)

Sales
  Applied Technologies                 $142,491      $136,952      $105,323
  Distribution and Storage Equipment    129,473       137,929       105,529
  Process Systems and Equipment          56,026        50,819        82,085
                                     ------------  ------------  --------------
Total                                  $327,990      $325,700      $292,937
                                     ============  ============  ==============
Gross Profit
  Applied Technologies                 $ 49,577      $ 54,449      $ 35,521
  Distribution and Storage Equipment     27,030        29,311        25,313
  Process Systems and Equipment           9,754        12,269        16,547
                                     ------------  ------------  --------------
Total                                  $ 86,361      $ 96,029      $ 77,381
                                     ============  ============  ==============

Gross Profit Margin
  Applied Technologies                    34.8%         39.8%         33.7%
  Distribution and Storage Equipment      20.9%         21.3%         24.0%
  Process Systems and Equipment           17.4%         24.1%         20.2%
Total                                     26.3%         29.5%         26.4%

YEARS ENDED DECEMBER 31, 2001 AND 2000

     Sales for 2001 were $328.0 million versus $325.7 million for 2000, an increase of $2.3 million, or 0.7 percent. With minimal price changes in 2001, the increase in sales was primarily volume driven and resulted from sales growth in the Applied Technologies and Process Systems segments of $5.5 million and $5.2 million, respectively, offset by a $8.5 million decrease in Distribution and Storage segment sales.

     The Applied Technologies segment sales increase was largely driven by a $7.3 million increase in medical oxygen product shipments as well as increased shipments of $3.8 million in biological storage systems and $4.1 million in LNG alternative fuel systems. Offsetting these increases were reductions of $5.8 million in cryogenic systems and components and $3.7 million in MRI cryostat components. Sales by the Distribution and Storage segment were significantly impacted by the general economic slowdown in the second half of 2001. Declines of $4.3 million and $8.4 million in standard tanks and packaged gas liquid cylinders, respectively, more than offset the increased number of ORCA((r)) Micro-Bulk delivery systems and other mobile equipment sold. The Process Systems segment sales, while improving slightly in 2001, still reflect the significant and extended downturn in new production equipment for the industrial gas market. The Company expects to see an upturn in 2002 in the various markets this segment serves, especially natural gas processing and ethylene production equipment.

     Gross profit for 2001 was $86.4 million versus $96.0 million for 2000. Gross profit was negatively impacted by non-cash inventory valuation charges included in cost of sales of $1.9 million in the Applied Technologies segment and $0.7 million in the Distribution and Storage segment related to the Company's decisions to exit a product line and close certain cryogenic services business sites. Gross profit margin for 2001 was 26.3 percent versus 29.5 percent for 2000. The Applied Technologies segment 2001 gross profit margin decreased five points compared with 2000 as its sales mix was concentrated in lower margin products such as LNG alternative fuel systems rather than higher margin cryogenic systems. The Process Systems segment experienced declining margins in 2001 due to the lower prices on highly competitive projects, which were only partially offset by the $2.2 million positive impact of increased volume. Gross profit margin in the Distribution and Storage segment in 2001 declined when compared with 2000 primarily due to lower manufacturing volume in the bulk and packaged gas areas.

     In March 2002, the United States Government instituted various levels of tariffs on certain imported steel products. These tariffs will have the impact of increasing the manufactured cost of certain of the Company's Distribution and Storage segment bulk storage tanks by between 8 percent and 18 percent. The Company has announced a surcharge related to these bulk storage tanks in order to pass the tariff costs on to its customers. The Company does not know at this time what effect, if any, these steel tariffs will have on the future sales and gross margin of the Distribution and Storage segment.

     Selling, general and administrative ("SG&A") expense for 2001 was $60.1 million versus $60.8 million for 2000, a decrease of $0.7 million, or 1.2 percent. As a percentage of sales, SG&A expense was 18.3 percent for 2001, down from 18.7 percent for 2000. The decreases in both total SG&A expense and SG&A expense as a percentage of sales largely reflect the headcount reduction efforts of the Company during the year.

     Goodwill amortization expense for 2001 was $5.0 million compared with $4.9 million for 2000. Goodwill comprised 41.1 percent and 40.3 percent of total assets at December 31, 2001 and 2000, respectively, and arose primarily from the Company's acquisition of MVE in 1999. The Company will apply the new rules on accounting for goodwill and other intangible assets under Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests in accordance with SFAS No. 142. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an annual increase in net income of approximately $5.0 million, or $0.20 per share, assuming dilution. The Company does not expect to identify any indefinite lived intangible assets. The Company plans to complete step one of the transitional impairment tests of goodwill by June 30, 2002. The Company has not yet determined the effect, if any, such tests will have on the financial statements of the Company.

     During 2001, the Company recorded employee separation and plant closure costs of $2.4 million. The charges included $1.6 million related to the closure of the Ottawa Lake, Michigan facility and two smaller sites within the cryogenic services business of the Distribution and Storage segment, $0.4 million for terminating 25 employees at the Company's Wolverhampton, United Kingdom, heat exchangers business facility of the Process Systems segment and $0.4 million for terminating 45 other employees throughout the Company. The Ottawa Lake business was moved to New Prague, Minnesota, and the two smaller repair operations were consolidated into Holly Springs, Georgia and Chart's newest service center in Costa Mesa, California. The cryogenic services business charges of $1.6 million included $0.5 million for lease termination and facility closure-related costs, $0.6 million for writing off certain leasehold improvements and fixed assets, $0.1 million for terminating 32 employees, and $0.4 million for moving costs and other charges. At December 31, 2001, the Company had a reserve of $0.5 million remaining, primarily for lease termination costs. The Company does not expect to incur any additional costs related to the shutdown of the cryogenic services business sites.

     In the first quarter of 2002, the Company will record a charge related to its decision to close its Distribution and Storage segment plant in Denver, Colorado. The various mobile equipment products manufactured in this plant will be manufactured in other Company facilities. The charge related to the closure of this site is still being finalized, but is expected to approximate $2.0 million. The charge will include lease termination costs, severance for terminated employees, write-offs of inventory and fixed assets and moving costs incurred for items consolidated into other facilities. The Company expects to complete the shutdown of this plant in the second quarter of 2002.

     In late 2001, the Company engaged consultants to perform an operations review of all of its domestic and foreign operating facilities. Although the study is not yet finalized, preliminary discussions with the consultants indicate they will propose different rationalization scenarios. The Company is committed to reviewing these scenarios and implementing the changes, if any, that the Company believes will increase shareholder value. It is probable that the Company will incur additional charges in 2002 related to these rationalization efforts.

     The Company recorded $0.5 million of equity income in its Coastal Fabrication joint venture in 2001, compared with equity income of $0.04 million in 2000. The joint venture has not made any cash distributions to the Company or the other joint venture partner.

     In 2001, the Company recorded a $0.5 million gain on the sale of its minority investment in Restaurant Technologies, Inc. for cash proceeds of $2.4 million.

     Net interest expense for 2001 was $21.6 million compared with $26.7 million for 2000, reflecting lower interest rates due to decreases by the Federal Reserve in base interest rates. The Company manages its interest rate exposure through the use of interest rate collars on approximately 50 percent of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. The Company's interest rate collars do not qualify as hedges under the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement requires such collars to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statement of operations. Accordingly, the Company recorded a charge to operations as of January 1, 2001 as a cumulative effect of a change in accounting principle, net of income taxes. As a result of the significant interest rate decreases and an expectation that the forward interest rate yield curve will remain flat, the Company was required to record non-cash charges of $2.9 million in 2001 related to an estimated decline in fair value of the Company's interest rate collars. These charges should be offset in the future by lower actual interest rates on outstanding loans. There were no comparable non-cash charges in 2000. The fair value of the interest rate collars is determined by the expectation of future interest rates and is, therefore, difficult to predict. The liability relating to the collars of $2.3 million is recorded by the Company in accrued interest in the consolidated balance sheet at December 31, 2001, and represents the estimated payments to be made over the life of the collars. An interest rate collar covering $76.0 million of the Company's debt expires on June 30, 2002. The remaining interest rate collar covering $33.4 million of debt expires on March 31, 2006.

     The effective income tax rate for 2001 reflects the interaction of a book loss and taxable income, which is primarily the result of non-deductible goodwill amortization. The Company has net deferred tax assets of $15.1 million at December 31, 2001. Management has determined, based on the Company's history of prior earnings and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully realize the tax benefit of the net deferred tax assets.

     As a result of the foregoing, the Company incurred a net loss of $5.2 million in 2001, compared with net income of $2.2 million in 2000.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Sales for 2000 were $325.7 million versus $292.9 million for 1999, an increase of $32.8 million, or 11.2 percent. The increase in sales was primarily volume driven and was the result of growth in sales for the Applied Technologies and Distribution and Storage segments of $31.6 million and $32.4 million, respectively, offset by a $31.3 million decrease in Process Systems sales.

     The Applied Technologies segment increase in sales in 2000 was largely driven by the inclusion of certain product lines of MVE totaling $70.3 million for the full year, while 1999 only included sales subsequent to April 12 and totaled $53.7 million. Additionally, MRI cryostat components showed a $6.1 million improvement over 1999.

     Similar to Applied Technologies, sales by the Distribution and Storage segment benefited significantly in 2000 from the inclusion of MVE for the full year. MVE product lines contributed $97.8 million of sales toward the Distribution and Storage segment in 2000, compared with $62.1 million of sales in 1999. The packaged gas and ORCA((R)) Micro-Bulk delivery systems demonstrated significantly improved sales due to several new long term supply agreements with the large industrial gas suppliers. The Company's Czech Republic operations also continued to increase market share in Europe as it demonstrated improved quality.

     The Process Systems segment sales in 2000 reflected the significant and extended downturn in the industrial gas market for new production equipment. This market had been cyclical in the past as demonstrated by the Company's poor performance in 1993 and 1994.

     Gross profit for 2000 was $96.0 million versus $77.4 million for 1999. Gross profit in 1999 was reduced by $1.2 million for acquired profit in inventory related to the MVE acquisition and $0.9 million for inventory related employee separation and plant closure costs, both of which were included in cost of sales. Gross profit margin for 2000 was 29.5 percent versus 26.4 percent for 1999. The Applied Technologies segment gross profit margin improved in 2000 compared with 1999 as its sales growth was concentrated in higher margin products, driven largely by providing system solutions instead of components. The Process Systems segment also experienced improved margins in 2000 compared with 1999, largely due to the improved volumes as the result of the Trinidad LNG project as well as several other higher margin hydrocarbon processing projects. Gross profit margin in the Distribution and Storage segment declined nearly three percentage points in 2000 compared with 1999, due to poor performance in the cryogenic services business.

     SG&A expense for 2000 was $60.8 million versus $51.5 million for 1999, an increase of $9.3 million, or 18.2 percent. As a percentage of sales, SG&A expense was 18.7 percent for 2000, up from 17.6 percent for 1999. The increase as a percentage of sales largely reflected the higher marketing costs incurred in 2000 inherent in the pursuit of sales in the Applied Technologies segment, and increased medical and other employee benefit costs.

     Goodwill amortization expense for 2000 was $4.9 million compared with $3.7 million for 1999. The $1.2 million increase was entirely attributable to incremental amortization expense resulting from the MVE and Northcoast acquisitions being included for the full year.

     The Company recorded net employee separation and plant closure costs of $12.9 million in 1999 to reorganize its operations as a result of the MVE acquisition. The charge included a non-cash portion of $9.8 million to write-off impaired inventory, fixed assets and goodwill, and a cash portion of $3.1 million for severance and other costs related to closing a manufacturing facility. The Company terminated 188 employees in 1999 under this plan. During 2000, the Company reversed $0.7 million of the reserve due to reoccupying a leased facility previously vacated, and utilized $0.6 million of the reserve for the payment of severance benefits and lease costs for an exited facility.

     The Company's 1999 financial results were negatively impacted by a non-cash charge of $22.0 million for the write-off of acquired in-process research and development ("IPR&D" ) related to the MVE acquisition that had no alternative future use at the date of acquisition. This total amount was determined by independent consultants who estimated the costs to develop the technology into commercially viable products, estimated cash flows resulting from the expected revenues generated by such products, and discounted the net cash flows back to their present value using a risk-adjusted discount rate.

     In 2000, the Company recorded a $1.0 million gain on the sale of certain fixed assets, primarily its Westborough, Massachusetts building, on proceeds of $5.0 million in cash.

     Net interest expense for 2000 was $26.7 million compared with $15.9 million for 1999, reflecting higher interest rates and interest for the full year on funds borrowed to finance the MVE acquisition.

     The change in the effective income tax rate between 2000 and 1999 was primarily due to the non-deductible IPR&D expense incurred in 1999. The Company had net deferred tax assets of $11.9 million at December 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations in 2001 was $13.3 million compared with $14.6 million in 2000 and cash used in operations of $5.5 million in 1999. In 2001 the Company generated cash from positive cash earnings as well as reductions in both inventory and accounts receivable. In 2000, the Company increased inventory in several of its short lead time items to service increasing sales volumes and to reduce orders lost due to backorders. The significant decrease in operating cash flow in 1999 was due primarily to the large decrease in operating income from the Process Systems segment and decreases in customer advances. As orders recover in the Process Systems segment and grow in the other segments as expected by the Company, there could be large fluctuations in cash flows depending on negotiated payment terms with customers.

     Capital expenditures in 2001, 2000 and 1999 were $8.1 million, $5.6 million and $7.0 million, respectively. The Company's capital expenditures relate primarily to the Distribution and Storage segment, where new equipment was necessary as a result of the Company's reorganization plan initiated in 1999. The Company expects capital expenditures in 2002 to be similar in magnitude to the 2001 amount.

     On December 15, 1999, the Company acquired certain assets relating to the cryogenic repair business operated by Air Liquide America Corporation ("Air Liquide") for $1.0 million in cash and $2.6 million in rebate credits to be given to Air Liquide on future sales. These rebate credits have been fully utilized as of December 31, 2001.

     On April 12, 1999, the Company acquired the common stock of MVE for approximately $9.2 million in cash ($2.2 million net of cash acquired) and redeemed the preferred stock of MVE for approximately $74.6 million. In addition, the Company paid approximately $156.1 million to retire MVE's existing debt obligations and complete the tender offer and consent solicitation for the 12.5 percent senior secured notes due 2002 issued by MVE, Inc., a subsidiary of MVE.

     On March 15, 1999, the Company acquired Northcoast for approximately $2.3 million in cash ($2.2 million net of cash acquired) and $0.7 million in the Company's Common Stock.

     In order to finance the acquisition of MVE, in March 1999 the Company negotiated a consolidated credit and revolving loan facility (the "Credit Facility"), which originally provided for term loans of up to $250.0 million and a revolving credit line of $50.0 million, which may also be used for the issuance of letters of credit. The Company paid fees of $6.5 million in 1999 to establish the Credit Facility. The Credit Facility provides the agent bank with a secured interest in substantially all of the assets of the Company. The Company entered into the Series 1 Incremental Revolving Credit Facility in November 2000 and the Series 2 Incremental Revolving Credit Facility in April 2001 (collectively, the "Incremental Credit Facility"), providing a revolving credit line of $10.0 million in addition to the credit line available under the Credit Facility. Borrowings on the Incremental Credit Facility are secured by the same collateral as the Credit Facility. At December 31, 2001, the Company had borrowings of $218.2 million outstanding under the term loan portion of the Credit Facility, borrowings of $34.4 million outstanding under the revolving credit portion of the Credit Facility, borrowings of $9.0 million outstanding under the Incremental Credit Facility and letters of credit outstanding and bank guarantees totaling $15.0 million supported by the Credit Facility.

     The Credit Facility was amended in August 1999, October 2000, October 2001 and December 2001 at costs to the Company of $1.2 million, $1.0 million and $0.8 million, in 1999, 2000 and 2001, respectively. The Credit Facility and Incremental Credit Facility were subsequently amended in March 2002 (the "March 2002 Amendments") at a cost of approximately $1.9 million to modify certain covenants until March 31, 2003, to defer $25.7 million of Term A and Term B amortization payments from scheduled payment dates in 2002 to 2005 and to extend the Incremental Credit Facility to March 31, 2003. The March 2002 Amendments resulted in an increase in interest rates of 0.25 percent, the addition of one financial covenant and scheduled reductions in the commitment amounts of the revolving credit lines of the Credit Facility and the Incremental Credit Facility. The March 2002 Amendments provide for the Company to prepay borrowings under the Credit Facility and Incremental Credit Facility in an aggregate amount of at least $75.0 million ("Minimum

Prepayment Amount") from the net proceeds of an equity investment, sale of assets and other sources of new capital. If the Minimum Prepayment Amount is not made by September 30, 2002, the Company's interest rates will increase by another 0.25 percent, and will increase again by 0.25 percent each quarter thereafter. If the Minimum Prepayment Amount is achieved, these additional interest rate increases will be eliminated. The March 2002 Amendments also provide for the issuance of market-priced warrants to the lenders for the purchase of two percent of the Company's Common Stock at June 28, 2002. If the Minimum Prepayment Amount is not made by September 30 or December 31, 2002, the lenders will be issued market-priced warrants for the purchase of an additional five percent and three percent, respectively, of the Company's Common Stock. If at least $50.0 million of the Minimum Prepayment Amount is made from the net proceeds of an equity investment by September 30 or December 31, 2002, no warrants will be required to be issued to the lenders on those dates.

     Earlier in 2001, the Company was initially pursuing subordinated debt refinancing as a method of reducing the Company's leverage ratio specific to the lenders participating in the Credit Facility. Although the Company believes subordinated debt is still one option it could pursue, the Company is continuing to pursue other potential sources of capital. Discussions are ongoing between the Company and an investor group regarding a potential junior capital investment in the Company. Proceeds from either of these transactions would be used by the Company to pay down debt obligations on its Credit Facility.

     The Credit Facility, as modified by the March 2002 Amendments, contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. The Company is permitted to pay cash dividends not exceeding $7.2 million in any fiscal year after January 1, 2001, but only if at both the time of payment of the dividend and immediately thereafter there is no event of default under the Credit Facility. As of December 31, 2001, the Company was not in default with the covenants and conditions of the Credit Facility due to amendments made in the fourth quarter of 2001 and the March 2002 Amendments.

     In November 1996, the Board of Directors authorized a program to repurchase 2,250,000 shares of the Company's Common Stock. The amount and timing of share purchases will depend on market conditions, share price and other factors. The Company reserves the right to discontinue the repurchase program at any time. In 2001, 2000 and 1999, 50,000, 37,200, and 104,000 shares, respectively, were acquired under the program. As of December 31, 2001, 257,467 shares remain available for repurchase under the program.

     As a result of the modifications made by the March 2002 Amendments, the Company currently believes that cash forecasted to be generated by operations and access to capital markets will be sufficient to satisfy its working capital, capital expenditure and debt repayment requirements for the current fiscal year.

     The Company did not pay any dividends in 2001 or 2000. Dividends totaling $2.4 million, or $0.10 per share, were paid by the Company in 1999. Any future declarations of dividends are at the sole discretion of the Company's Board of Directors, subject to the conditions of the Credit Facility. No assurance can be given as to whether dividends will be declared in the future, and if declared, the amount and timing of such dividends.

     The Company has chosen to present EBITDA, an alternative measure of performance, in "Item 6. Selected Financial Data" because the Company believes EBITDA is an indicator of the recurring amount of cash available to service principal and interest related to the Company's debt obligations. The Company defines EBITDA as net income (loss) before gain on sale of assets, net interest expense, derivative contracts valuation expense, income tax expense (benefit), minority interest expense, cumulative effect of change in accounting principle, extraordinary items, depreciation and amortization expense and employee separation and plant closure costs (income). The Company's definition of EBITDA may not be comparable to similarly titled measures reported by other companies. Many of the financial covenants related to the Credit Facility use a similar definition of EBITDA.

CONTINGENCIES

     The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its operating facilities, and accrues for these activities when commitments or remediation plans have been developed and when costs can be reasonably estimated. Historical annual expenditures for these activities have been less than $0.5 million, and have been charged against the related environmental reserves. Future expenditures relating to these environmental remediation efforts are expected to be made over the next ten years as ongoing costs of remediation programs. The Company believes that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on the Company's financial position, liquidity, cash flows or results of operations.

     The Company has been named as a defendant in several similar cases pending related to an accident occurring on December 7, 2000 at a nursing home outside Dayton, Ohio. This litigation is more fully described in "Item 3. Legal Proceedings."

     The Company is a party to other legal proceedings incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse affect on the Company's financial position, liquidity, cash flows or results of operations.

FOREIGN OPERATIONS

     During 2001, the Company had operations in Australia, China, the Czech Republic, Germany and the United Kingdom, which accounted for 16 percent of consolidated revenues and 17 percent of total assets at December 31, 2001. Functional currencies used by these operations include the Australian Dollar, the Chinese Renminbi Yuan, the Czech Koruna, the Euro and the British Pound. The Company's German operations changed their functional currency from the Mark to the Euro effective September 30, 2001 in anticipation of the January 1, 2002 mandatory conversion. The Company is exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by the Company's domestic operations in currencies other than the U.S. Dollar. The majority of these functional currencies and the other currencies in which the Company records transactions are fairly stable. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled the Company to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations in their value as compared to the U.S. Dollar.

CRITICAL ACCOUNTING POLICIES

     Allowance for Doubtful Accounts: The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. If circumstances change (e.g., higher-than-expected defaults or an unexpected material adverse change in a customer's ability to meet its financial obligations), the Company's estimates of the collectibility of amounts due could be reduced by a material amount.

     Inventory Valuation Reserves: The Company values its inventory based on a combination of factors. In circumstances where the Company is aware of a specific problem in the valuation of a certain item, a specific reserve is recorded to reduce the item to its net realizable value. For all other inventory, the Company recognizes reserves based on the actual usage in recent history and projected usage in the near-term. If circumstances change (e.g., lower-than-expected usage), estimates of the net realizable value could be reduced by a material amount.

     Revenue Recognition-- Long-Term Contracts: The Company recognizes revenue and profit as work on long-term contracts progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses toward completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. When estimates indicate a loss is expected to be incurred under a contract, cost of sales is charged with a provision for such loss. As work progresses under a loss contract, revenue and cost of sales continue to be recognized in equal amounts, and the excess of costs over revenues is charged to the contract loss reserve.

     Derivatives: The Company holds derivative financial instruments to manage a variety of risk exposures including interest rate risks associated with long-term debt, foreign currency fluctuations for transactions with customers, and purchase commitments for certain raw materials used in production processes. Changes in the fair value of derivatives used by the Company are reflected in earnings.

     To manage foreign currency and commodity risks, the Company uses exchange-traded futures contracts. The fair values of these instruments are determined from market quotes. In addition, some over-the-counter forward contracts are used to manage these risks. These forward contracts are valued in a manner similar to that used by the market to value exchange-traded contracts; that is, using standard valuation formulas with assumptions about future foreign currency exchange rates or commodity prices derived from existing exchange rates, commodity prices and interest rates observed in the market. To manage interest rate risk, two interest rate collars are used in which the Company is subject to a floor and ceiling in the calculation of its variable interest rate. The interest rate collars are valued using the market standard methodology of discounting the expected future cash payments based on an expectation of future interest rates derived from observed market interest rate curves. The Company has not changed its methods of calculating these fair values or developing the underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. The Company's derivative instruments are not subject to multiples or leverage on the underlying commodity or price index. Information about the fair values, notional amounts, and contractual terms of these instruments can be found in Note A to the consolidated financial statements and in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

     The Company does not believe it is exposed to more than a nominal amount of credit risk in interest rate and foreign currency hedges as the counterparties are established, well capitalized financial institutions.

     Debt Covenants: The Company's Credit Facility requires it to maintain certain financial ratios and a minimum level of net worth as discussed in Liquidity and Capital Resources and in Note C to the consolidated financial statements. The Company's results of operations for the year ended December 31, 2001 would not have been in compliance with certain of the financial covenants of the Credit Facility. Accordingly, the Company negotiated amendments in the fourth quarter of 2001 and the March 2002 Amendments to its Credit Facility and Incremental Credit Facility, which enabled compliance. If results of operations erode further and the Company is unable to obtain future amendments or waivers from its lenders, debt under these facilities would be in default and callable by the lenders. The Company believes its results of operations will improve for the year ending December 31, 2002 and thereafter and the likelihood of defaulting on debt covenants during 2002 is unlikely, absent any material negative event affecting the United States economy as a whole. Expectations of future operating results and continued compliance with debt covenants cannot be assured and the lenders' actions are not under the control of the Company. If projections of future operating results are not achieved and debt is placed in default, the Company would experience a material adverse impact on its reported financial position and results of operations.

     Pensions: The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis. The Company's funding policy is to contribute at least the minimum funding amounts required by law. SFAS No. 87 and the policies used by the Company, notably the use of a calculated value of plan assets (which is further described below), generally reduce the volatility of pension expense from changes in pension liability discount rates and the performance of the pension plans' assets.

     The most significant element in determining the Company's pension expense in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed that the expected long-term rate of return on plan assets will be 9.25 percent for the United States plans and 7.5 percent for the United Kingdom plan. Over the long term, the investment strategy employed with the Company's pension plan assets has earned in excess of such rates; therefore, the Company believes its assumptions are reasonable. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension expense. The plan assets have earned a rate of return substantially less than the assumed rates in the last two years. Should this trend continue, future pension expense would likely increase.

     At the end of each year, the Company determines the rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency. At December 31, 2001, the Company determined this rate to be 7.5 percent for the United States plans and 6.0 percent for the United Kingdom plan. Changes in discount rates over the past three years have not materially affected pension expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS No. 87.

     At December 31, 2001, the Company's consolidated net pension liability recognized was $3.2 million, down from $4.1 million at December 31, 2000. The decrease was principally due to $1.7 million of pension contributions made by the Company in 2001. For the year ended December 31, 2001, the Company recognized consolidated pretax pension expense of $0.9 million, up from $0.7 million in 2000. The Company currently expects that consolidated pension expense for 2002 will not be materially different from 2001.

     Deferred Tax Assets: As of December 31, 2001, the Company has approximately $15.1 million of net deferred tax assets related principally to various accruals and reserves and loss carryforwards. The realization of these assets is based upon estimates of future taxable income. In preparing estimates of future taxable income, the Company has used the same assumptions and projections utilized in its internal five-year forecasts. Based on these projections, the Company estimates that the domestic loss carryforwards will be fully utilized prior to their expiration. The Company is uncertain whether the foreign loss carryforwards will be utilized and, accordingly, has recorded a valuation allowance of $2.8 million. Estimates of future earnings are based on management's expectations and beliefs concerning future events and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. Should the Company not generate taxable income in the future, increases in the valuation allowance would be required.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for all companies. The Statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect these Statements to have a material impact on the Company's financial position, liquidity, cash flows or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Annual Report on Form 10-K, the following factors could cause results to differ materially from those anticipated or otherwise expressed or implied by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by the Company's management from time to time.

     Availability of Additional Sources of Financing and Capital: The Company must raise equity or other sources of capital in order to prevent certain events from occurring under its Credit Facility, including interest rate pricing increases and the issuance of warrants to its lenders. While the Company is currently engaged in discussions with an investor group regarding a potential junior capital investment in Chart, there can be no assurance that the Company will be able to consummate a capital investment from the investment group or obtain additional capital from other sources on reasonable terms or at all.

     Satisfying Debt Covenants and Paying Down Debt Under the Credit Facility:
The Company's Credit Facility requires it to maintain certain financial ratios and a minimum level of net worth as discussed in Liquidity and Capital Resources and Note C to the consolidated financial statements. The Company's results of operations for the year ended December 31, 2001 would not have been in compliance with certain of the financial covenants of the Credit Facility. Accordingly, the Company negotiated amendments in the fourth quarter of 2001 and the March 2002 Amendments which enabled compliance and will be effective to March 31, 2003. While the Company believes its results of operations will improve for the year ending December 31, 2002 and thereafter, expectations of future operating results, continued compliance with debt covenants and making required payments cannot be assured and the lenders' actions are not under the control of the Company as to granting the Company further covenant and other relief in the future.

     Recovery of Core Businesses and Current Economic Conditions: Certain of the Company's core businesses have been underperforming over the past few years. While the Company expects to see an upturn in 2002 in the various markets its underperforming core businesses serve, there can be no assurance that such an upturn will occur or that the businesses' performance will be markedly improved in 2002. Moreover, current world economic and political conditions, including the events of September 11(th), may reduce the willingness of the Company's customers and prospective customers to commit funds to purchase its products and services.

FORWARD-LOOKING STATEMENTS

     The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "anticipates," "believes," "projects," "forecasts," "continue" or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, political, business and market conditions and foreign currency fluctuations; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) the effectiveness of operational changes expected to increase efficiency and productivity; (f) the ability of the Company to manage its fixed-price contract exposure; (g) the ability of the Company to pass on increases in raw material prices, including as a result of tariffs; (h) the Company's relations with its employees; (i) the extent of product liability claims asserted against the Company; (j) variability in the Company's operating results; (k) the ability of the Company to attract and retain key personnel; (l) the costs of compliance with environmental matters; (m) the ability of the Company to protect its proprietary information; (n) the ability of the Company to access additional sources of capital; (o) the ability of the Company to satisfy debt covenants, pay down its debt and restructure its debt arrangements; and (p) the threat of terrorism and the impact of responses to that threat.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company's operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

     The Company's primary interest rate risk exposure results from the Credit Facility's various floating rate pricing mechanisms. This interest rate exposure is managed by the use of interest rate collars on approximately 50 percent of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. The fair value of the contracts related to the collars at December 31, 2001 is a liability of $2.3 million. If interest rates were to increase 200 basis points (2 percent) from December 31, 2001 rates, and assuming no changes in debt from the December 31, 2001 levels, the additional annual expense would be approximately $5.2 million on a pre-tax basis.

     The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound, the Czech Koruna and the Euro. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign exchange forward contracts at December 31, 2001, the result would be a loss in fair value of approximately $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Chart Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note A to the consolidated financial statements, on January 1, 2001 the Company changed its method of accounting for derivative financial instruments.

                                 /s/ ERNST & YOUNG LLP

Cleveland, Ohio
March 31, 2002

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,
                                                                         -----------------------------
                                                                              2001           2000
                                                                         -------------   -------------
                                                                           (Dollars in thousands,
                                                                          except per share amounts)

ASSETS
Current Assets
  Cash and cash equivalents                                                $  11,801       $  4,921
  Accounts receivable, net of allowances of $1,401 and $2,087                 45,427         53,917
  Inventories, net                                                            56,490         66,987
  Unbilled contract revenue                                                    7,391         13,415
  Deferred income taxes                                                       10,170         10,084
  Prepaid expenses                                                             1,735          1,350
  Other current assets                                                         6,766          5,460
                                                                         -------------   ------------
Total Current Assets                                                         139,780        156,134
Property, plant and equipment, net                                            62,070         63,382
Goodwill, net of accumulated amortization of $14,583 and $9,586              168,282        173,128
Other assets, net                                                             38,848         37,199
                                                                         -------------   ------------
TOTAL ASSETS                                                               $ 408,980       $429,843
                                                                         =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                         $  25,634       $ 36,265
  Customer advances and billings in excess of contract revenue                 9,290          4,420
  Accrued salaries, wages and benefits                                        12,353         16,453
  Warranty reserves                                                            3,492          6,150
  Other current liabilities                                                   19,772         24,838
  Current portion of long-term debt                                           12,963         25,484
                                                                         -------------    -----------
Total Current Liabilities                                                     83,504        113,610
Long-term debt                                                               259,120        244,386
Other long-term liabilities                                                   17,016         17,003

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, none issued or outstanding
Common stock, par value $.01 per share -- 60,000,000 shares authorized and
  24,917,187 shares issued at December 31, 2001; 30,000,000 shares
  authorized and 24,559,512 shares issued at December 31, 2000                   249            245
Additional paid-in capital                                                    42,832         42,140
Retained earnings                                                             14,699         19,857
Accumulated other comprehensive loss                                       (   7,670)      (  5,724)
Treasury stock, at cost, 109,437 and 206,959 shares at December 31, 2001
  and 2000, respectively                                                   (     770)      (  1,674)
                                                                         -------------    -----------
                                                                              49,340         54,844
                                                                         -------------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  408,980       $429,843
                                                                         =============    ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Years ended December 31,
                                                                   ---------------------------------------------------
                                                                       2001               2000               1999
                                                                   ------------      -------------      --------------
                                                                           (Dollars and shares in thousands,
                                                                                except per share amounts)

Sales                                                                $327,990          $ 325,700          $ 292,937
Cost of sales                                                         241,629            229,671            215,556
                                                                   ------------      -------------      --------------

Gross profit                                                           86,361             96,029             77,381

Selling, general and administrative expense                            60,128             60,838             51,455
Goodwill amortization expense                                           5,017              4,921              3,670
Employee separation and plant closure costs (income)                    2,375             (  614)            11,982
Equity income in joint venture                                        (   525)            (   35)
Acquired in-process research and development                                                                 22,010
                                                                   ------------      -------------      --------------
                                                                       66,995             65,110             89,117
                                                                   ------------      -------------      --------------

Operating income (loss)                                                19,366             30,919            (11,736)

Other income (expense):
  Gain on sale of assets                                                  538              1,041              2,505
  Interest expense, net                                               (21,589)           (26,676)           (15,854)
  Derivative contracts valuation expense                              ( 2,876)
                                                                   ------------      -------------      --------------
                                                                      (23,927)           (25,635)           (13,349)
                                                                   ------------      -------------      --------------

Income (loss) before income taxes, minority interest, cumulative
  effect of change in accounting principle and extraordinary item     ( 4,561)             5,284            (25,085)
Income tax expense (benefit):
  Current                                                               1,034                985              4,325
  Deferred                                                            (   636)             2,027            ( 1,110)
                                                                   ------------      -------------      --------------
                                                                          398              3,012              3,215
                                                                   ------------      -------------      --------------

Income (loss) before minority interest, cumulative effect of change
  in accounting principle and extraordinary item                      ( 4,959)             2,272            (28,300)

Minority interest, net of taxes                                       (   111)           (   117)           (   171)
                                                                   ------------      -------------      --------------
Income (loss) before cumulative effect of change in accounting
  principle and extraordinary item                                    ( 5,070)             2,155            (28,471)
Cumulative effect of change in accounting principle, net of taxes     (    88)
                                                                   ------------      -------------      --------------
Income (loss) before extraordinary item                               ( 5,158)             2,155            (28,471)
Extraordinary loss on early extinguishment of debt, net of taxes
  of $4,650                                                                                                 ( 7,809)
                                                                   ------------      -------------      --------------
Net income (loss)                                                    $( 5,158)          $  2,155          $ (36,280)
                                                                   ============      =============      ==============

Net income (loss) per common share:
  Income (loss) before cumulative effect of change in accounting
    principle and extraordinary item                                 $(  0.21)          $   0.09          $ (  1.20)
Cumulative effect of change in accounting principle, net of taxes     (  0.00)
Extraordinary item, net of taxes                                                                            (  0.33)
                                                                   ------------      -------------      --------------
Net income (loss) per common share                                   $(  0.21)          $   0.09          $ (  1.53)
                                                                   ============      =============      ==============

Net income (loss) per common share - assuming dilution:
  Income (loss) before cumulative effect of change in accounting
    principle and extraordinary item                                 $(  0.21)          $   0.09          $ (  1.20)
  Cumulative effect of change in accounting principle, net of taxes   (  0.00)
  Extraordinary item, net of taxes                                                                           ( 0.33)
                                                                   ------------      -------------      --------------
  Net income (loss) per common share - assuming dilution             $(  0.21)          $   0.09          $  ( 1.53)
                                                                   ============      =============      ==============

Shares used in per share calculations                                  24,573             24,110             23,660
                                                                   ============      =============      ==============

Shares used in per share calculations - assuming dilution              24,573             24,326             23,660
                                                                   ============      =============      ==============

     The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       Common Stock                               Accumulated
                                                ----------------------   Additional                  Other
                                                   Shares                  Paid-in   Retained    Comprehensive   Treasury
                                                 Outstanding   Amount      Capital   Earnings        Loss          Stock
                                                ----------------------------------------------------------------------------
                                                        (Dollars and shares in thousands, except per share amounts)
Balance at January 1, 1999                           23,566    $  243      $ 43,367  $  56,352    $ (   358)     $ ( 6,450)
 Net loss                                                                              (36,280)
 Other comprehensive loss:
  Foreign currency translation adjustment                                                           (   303)

 Comprehensive loss
 Dividends ($0.10 per share)                                                           ( 2,370)
 Treasury stock acquisitions                       (    104)                                                       (   728)
 Stock options, including tax benefit                     4                 (    23)                                    31
 Contribution of stock to employee benefit plans        249                 (   847)                                 2,155
 Other                                                  102         1           722
                                                ----------------------------------------------------------------------------
Balance at December 31, 1999                         23,817       244        43,219     17,702      (   661)       ( 4,992)

 Net income                                                                              2,155
 Other comprehensive loss:
  Foreign currency translation adjustment                                                           ( 5,063)

 Comprehensive loss
 Treasury stock acquisitions                       (     37)                                                       (   156)
 Stock options, including tax benefit                    50                 (   259)                                   398
 Contribution of stock to employee benefit plans        523         1       (   794)                                 3,076

 Other                                                                      (    26)
                                                ----------------------------------------------------------------------------
Balance at December 31, 2000                         24,353       245        42,140     19,857      ( 5,724)       ( 1,674)

 Net loss                                                                             (  5,158)
 Other comprehensive loss:
  Foreign currency translation adjustment                                                           (   768)
  Minimum pension liability adjustment, net of
     taxes of $737                                                                                  ( 1,178)

 Comprehensive loss
 Treasury stock acquisitions                       (     50)                                                       (   181)
 Stock options, including tax benefit                    17         1            50
 Contribution of stock to employee benefit plans        488         3           620                                  1,085
 Other                                                                           22
                                                ----------------------------------------------------------------------------
Balance at December 31, 2001                         24,808   $   249      $ 42,832  $  14,699    $ ( 7,670)     $ (   770)
                                                ============================================================================

                                                         Total
                                                      Shareholders'
                                                         Equity
                                                     -------------
Balance at January 1, 1999                           $   93,154
 Net loss                                               (36,280)
 Other comprehensive loss:
  Foreign currency translation adjustment               (   303)
                                                     --------------
 Comprehensive loss                                     (36,583)
 Dividends ($0.10 per share)                            ( 2,370)
 Treasury stock acquisitions                            (   728)
 Stock options, including tax benefit                         8
 Contribution of stock to employee benefit plans          1,308
 Other                                                      723
                                                     -------------
Balance at December 31, 1999                             55,512

 Net income                                               2,155
 Other comprehensive loss:
  Foreign currency translation adjustment               ( 5,063)
                                                     -------------
 Comprehensive loss                                     ( 2,908)
 Treasury stock acquisitions                            (   156)
 Stock options, including tax benefit                       139
 Contribution of stock to employee benefit plans          2,283

 Other                                                  (    26)
                                                     -------------
Balance at December 31, 2000                             54,844

 Net loss                                               ( 5,158)
 Other comprehensive loss:
  Foreign currency translation adjustment               (   768)
  Minimum pension liability adjustment, net of
     taxes of $737                                      ( 1,178)
                                                     --------------
 Comprehensive loss                                     ( 7,104)
 Treasury stock acquisitions                            (   181)
 Stock options, including tax benefit                        51
 Contribution of stock to employee benefit plans          1,708
 Other                                                       22
                                                     -------------
Balance at December 31, 2001                         $   49,340
                                                     =============

     The accompanying notes are an integral part of these consolidated financial statements.

                         CHART INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years ended December 31,
                                                                   --------------------------------------------
                                                                      2001              2000          1999
                                                                   -----------     ------------    ------------
                                                                            (Dollars in thousands)
OPERATING ACTIVITIES
  Net income (loss)                                                $(  5,158)            $2,155   $( 36,280)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Cumulative effect of change in accounting principle                   88
    Loss on early extinguishment of debt                                                             12,459
    Acquired in-process research and development                                                     22,010
    Acquired profit in inventory                                                                      1,162
    Employee separation and plant closure costs (income)               1,403           (    704)      9,790
    Gain on sale of assets                                              (538)          (  1,041)   (  2,505)
    Depreciation and amortization                                     18,187             17,864      16,909
    Equity income from joint venture                                    (525)          (     35)
    Foreign currency transaction loss (gain)                             148           (    233)   (    232)
    Minority interest                                                    182                190         280
    Deferred income tax expense (benefit)                               (636)             2,027    (  5,449)
    Contribution of stock to employee benefit plans                    1,708              2,283       1,308
 Increase (decrease) in cash resulting from changes in
   operating assets and liabilities:
    Accounts receivable                                                7,151              5,577    (    462)
    Inventory and other current assets                                13,268           ( 26,322)      1,618
    Accounts payable and other current liabilities                  ( 26,766)            11,487    ( 14,110)
    Billings in excess of contract revenue and customer advances       4,761              1,398    ( 12,012)
                                                                 ------------        -----------  ------------
    Net Cash Provided By (Used In) Operating Activities               13,273             14,646    (  5,514)

INVESTING ACTIVITIES
  Capital expenditures                                                (8,145)          (  5,581)   (  7,047)
  Acquisitions, net of cash acquired                                                               (  4,410)
  Redemption of preferred stock                                                                    ( 74,642)
  Proceeds from sale of assets                                         2,365              5,000       3,300
  Other investing activities                                            (714)               154         605
                                                                 ------------        -----------  ------------
  Net Cash Used In Investing Activities                              ( 6,494)          (    427)   ( 82,194)

FINANCING ACTIVITIES
  Borrowings on revolving credit facilities                          106,740            112,254      96,305
  Repayments on revolving credit facilities                         ( 89,945)          (102,693)   ( 87,082)
  Borrowings for acquisitions                                                                       250,000
  Principal payments on long-term debt                              ( 15,313)          ( 18,288)   (148,957)
  Premiums on repurchase of long-term debt                                                         ( 12,459)
  Deferred financing costs                                              (848)          (  1,015)   (  7,698)
  Purchases of treasury stock                                           (181)          (    156)   (    728)
  Stock options exercised                                                 51                139           8
  Dividends paid to shareholders                                                                   (  2,370)
                                                                 ------------        -----------  ------------
Net Cash Provided By (Used In) Financing Activities                      504           (  9,759)     87,019
                                                                 ------------        -----------  ------------
Net increase (decrease) in cash and cash equivalents                   7,283              4,460    (    689)
Effect of exchange rate changes on cash                                 (403)          (  1,853)        834
Cash and cash equivalents at beginning of year                         4,921              2,314       2,169
                                                                 ------------        -----------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  11,801             $4,921   $   2,314
                                                                 ============        ===========  ============

              The accompanying notes are an integral part of these consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE A--NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations: Chart Industries, Inc. (the "Company") manufactures standard and custom-built industrial process equipment primarily used for low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company's products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and use of industrial gases and hydrocarbons. Headquartered in Cleveland, Ohio, the Company has domestic operations located in 12 states and international operations located in Australia, China, the Czech Republic, Germany and the United Kingdom.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Investments in affiliates where the Company's ownership is between 20 percent and 50 percent, or where the Company does not have control but has the ability to exercise significant influence over operations or financial policy, are accounted for under the equity method.

     Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Concentrations of Credit Risks: Financial instruments that potentially subject the Company to concentrations of credit risks primarily consist of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. The concentration of trade receivable credit risk is generally limited due to the Company's customers being spread across the industrial gas, hydrocarbon and chemical processing industries in several countries. The Company's management has established certain credit requirements that its customers must meet before sales credit is extended. The Company monitors the financial condition of its customers to help ensure collections and to minimize losses. For certain domestic and foreign customers, the Company requires customer advances, letters of credit and other such guarantees of payment. For certain foreign customers, the Company also purchases credit and political risk insurance.

     Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The December 31, 2001 and 2000 balances include money market investments and cash.

     Inventories: Inventories are stated at the lower of cost or market with cost being determined by both the last-in, first-out ("LIFO") method (approximately 13 percent of total inventory at December 31, 2001 and 2000, respectively), and the first-in, first-out ("FIFO") method. The components of inventory are as follows:

                                            December 31,
                                     ---------------------------
                                        2001               2000
                                    ----------        ----------
Raw materials and supplies          $ 31,004           $ 35,931
Work in process                       14,639             17,998
Finished goods                        10,997             13,362
LIFO reserve                         (   150)           (   304)
                                    ----------        ----------
                                    $ 56,490           $ 66,987
                                    ==========        ==========

     Property, Plant and Equipment: Property, plant and equipment are stated on the basis of cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, whereas major betterments are capitalized. The cost of applicable assets is depreciated over their estimated useful lives. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense was $9,722, $9,796 and $10,781 in 2001, 2000 and 1999, respectively. The following table shows original costs and the estimated useful lives by classification of assets:

                                                                               December 31,
                                                                    ---------------------------------
Classification                            Expected Useful Life               2001             2000
--------------                            --------------------      -------------      --------------
Land and buildings                        20-35 years (buildings)       $  39,010         $ 36,017
Machinery and equipment                   3-12 years                       50,612           48,768
Furniture and fixtures                    3-5 years                         9,523            7,777
Construction in process                                                     3,279            1,279
                                                                       -------------   --------------
                                                                          102,424           93,841
Less accumulated depreciation                                              40,354           30,459
                                                                       -------------   --------------
Total property, plant and equipment, net                                $  62,070         $ 63,382
                                                                       =============   ==============


                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE A -- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


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

     Goodwill and Other Intangible Assets: All intangible assets are carried at cost less applicable amortization. Goodwill represents the excess of purchase price over the fair value of net assets acquired in purchase business combinations. Goodwill is amortized using the straight-line method over the periods of expected benefit, but not in excess of 40 years. Total amortization expense of all intangibles was $8,465, $8,068, and $6,128 in 2001, 2000 and 1999, respectively. Accumulated amortization for all intangibles was $23,684 and $15,787 at December 31, 2001 and 2000, respectively.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an annual increase in the Company's net income of approximately $5.0 million, or $0.20 per share, assuming dilution. The Company does not expect to identify any indefinite lived intangible assets. The Company plans to complete step one of the transitional impairment tests of goodwill by June 30, 2002. The Company has not yet determined the effect, if any, such tests will have on the financial statements of the Company.

     Financial Instruments: The fair values of cash equivalents, accounts receivable and short-term bank debt approximate their carrying amount because of the short maturity of these instruments. The fair value of long-term debt is estimated based on the present value of the underlying cash flows discounted at the Company's estimated borrowing rate. At December 31, 2001 and 2000, the fair value of the Company's long-term debt approximated its carrying value.

     Derivative Instruments: Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.

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

     The Company's primary interest rate risk exposure results from the Credit Facility's various floating rate pricing mechanisms. The Company has entered into two interest rate derivative contracts to manage this interest rate exposure relative to the Term A and Term B portions of the Credit Facility. These contracts had an original notional value of $125,000 and amortize following the Company's amortization schedule for its term borrowings under the Credit Facility. These agreements are generally described as collars and result in putting a cap on the base LIBOR interest rate at approximately 7.0 percent and a floor at approximately 5.0 percent for approximately half the Company's floating rate term debt. The Company's interest rate collars do not qualify as hedges under the provisions of SFAS No. 133. The Statement requires such collars to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statement of operations. Accordingly, the Company recorded a cumulative effect of a change in accounting principle, net of income taxes, as an adjustment to operations as of January 1, 2001. The fair value of the Company's interest rate collars at December 31, 2001 of $2,278 is recorded in accrued interest, and the change in their fair value during 2001 of $2,876 is recorded in derivative contracts valuation expense.

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

     The Company's foreign currency forward contracts do not qualify as hedges under the provisions of SFAS No. 133. Accordingly, the Company recorded a cumulative effect of a change in accounting principle, net of income taxes, as an adjustment to net income as of January 1, 2001. The change in fair value of the foreign currency forward contracts during 2001 was not material.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE A -- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     The Company held foreign exchange forward contracts for notional amounts as follows:

                             December 31,         December 31,
                       -----------------   -----------------------
                                2001                 2000
                       -----------------   -----------------------
                                Sell           Buy          Sell
                       -----------------   -----------------------

French Francs                               $  221
German Deutschmarks                                    $ 2,409
United States Dollars        $   500                       320
Euros                          1,358           120         272
                       -----------------   -----------------------
                             $ 1,858        $  341     $ 3,001
                       -----------------   -----------------------
Fair Value                   $ 1,865        $  339     $ 2,956
                       =================   =======================

     Shareholders' Equity: The Company reports comprehensive income (loss) in its consolidated statement of shareholders' equity. The components of accumulated other comprehensive loss are as follows:

                                                             December 31,
                                                ----------------------------------------
                                                    2001                      2000
                                                ---------------          ---------------
Foreign currency translation adjustments           $ 6,492                   $ 5,724
Minimum pension liability adjustments, net of
   taxes of $737                                     1,178
                                                ---------------          ---------------
                                                   $ 7,670                   $ 5,724
                                                ===============          ===============

     Revenue Recognition: For the majority of the Company's products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement and the selling price to the buyer is fixed or determinable. For product lines in the Process Systems and Equipment segment, engineered tanks, and liquefied natural gas fueling stations, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. Earned revenue on contracts in process at December 31 totaled $39,344, $33,815 and $27,157 in 2001, 2000 and 1999, respectively. Timing of amounts billed on contracts varies from contract to contract causing significant variation in working capital needs. Amounts billed on percentage of completion contracts in process at December 31 totaled $38,407, $25,045 and $23,232 in 2001, 2000 and 1999, respectively. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known.

     Advertising Costs: The Company incurred advertising costs of $2,678, $3,108 and $3,366 in 2001, 2000 and 1999, respectively. These costs are expensed as incurred.

     Research and Development Costs: The Company incurred research and development costs of $4,101, $3,671 and $3,469 in 2001, 2000 and 1999, respectively. These costs are expensed as incurred.

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

     Employee Stock Options: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, compensation expense is not recognized. The Company is accounting for the 400,000 performance related options issued as part of the 2000 Executive Incentive Stock Option Plan as a variable plan. The Company has not recognized any compensation expense under this plan as the market value of the Company's stock was less than the option exercise price when the performance criteria were met.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE A -- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Earnings Per Share: The following table sets forth the computation of basic and diluted earnings per share. The assumed conversion of the Company's potentially dilutive securities (employee stock options and warrants), before giving effect to the cumulative effect of a change in accounting principle and extraordinary item, was anti-dilutive for 2001 and 1999, respectively. As a result, the calculation of diluted net loss per share for 2001 and 1999 set forth below does not reflect any assumed conversion. The amount of potentially dilutive securities is presented in the table for all years, however, to give an indication of the potential dilution that may occur in future years.

                                                                                              Years Ended December 31,
                                                                          -----------------------------------------------------
                                                                               2001                 2000              1999
                                                                          ---------------     ---------------   ---------------
                                                                                           (Shares in thousands)
Income (loss)  before cumulative effect of change in accounting
  principle and extraordinary item                                        $ (  5,070)             $   2,155     $     (  28,471)
Cumulative effect of change in accounting principle, net of taxes           (     88)
Extraordinary item, net of taxes                                                                                      (   7,809)
                                                                          ---------------     ---------------   ----------------
Net income (loss)                                                         $ (  5,158)             $   2,155     $     (  36,280)
                                                                          ===============     ===============   ================

Weighted-average common shares                                                24,573                 24,110              23,660
Effect of dilutive securities:
   Employee stock options and warrants                                           141                    216                 240
                                                                          ---------------     ---------------   ----------------
Dilutive potential common shares                                              24,714                 24,326              23,900
                                                                          ===============     ===============   ================

Net income (loss) per common share:
 Income (loss)  before cumulative effect of change in accounting
   principle and extraordinary item                                       $ (   0.21)             $    0.09     $    (     1.20)
 Cumulative effect of change in accounting principle, net of taxes          (   0.00)
 Extraordinary item, net of taxes                                                                                    (     0.33)
                                                                          ---------------     ---------------   ----------------
 Net income (loss) per common share                                       $ (   0.21)             $    0.09     $    (     1.53)
                                                                          ===============     ===============   ================

Net income (loss) per common share - assuming dilution:
 Income (loss) before cumulative effect of change in accounting
   principle and extraordinary item                                       $ (   0.21)             $    0.09     $    (     1.20)
  Cumulative effect of change in accounting principle, net of taxes         (   0.00)
  Extraordinary item, net of taxes                                                                                   (     0.33)
                                                                          ---------------     ---------------   ----------------
  Net income (loss) per common share - assuming dilution                  $ (   0.21)             $    0.09     $    (     1.53)
                                                                          ===============     ===============   ================

     Recently Issued Accounting Standards: In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for all companies. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect this statement to have a material impact on the Company's financial position, liquidity, cash flows or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect this statement to have a material impact on the Company's financial position, liquidity, cash flows or results of operations.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE B --  BALANCE SHEET COMPONENTS

                                                            December 31,
                                                  ------------------------------
                                                      2001             2000
                                                  --------------  --------------
Other current assets:
   Deposits                                         $     511        $     259
   Investment in leases                                   518              391
   Other investments                                                       977
   Other receivables                                    5,737            3,833
                                                  --------------  --------------
                                                    $   6,766        $   5,460
                                                  ==============  ==============
Other assets, net:
   Deferred financing costs, net                    $   7,253        $   7,991
   Existing technologies, net                           4,041            5,389
   Patents, trademarks and intellectual
     property, net                                      5,397            5,969
   Equity investment in Coastal
     Fabrication joint venture                          1,295              770
   Investment in Restaurant Technologies,
     Inc.                                                                1,626
   Investment in leases                                   883            1,181
   Cash value life insurance                            1,881            1,068
   Prepaid pension cost                                 1,330            1,587
   Deferred income taxes                               14,624           11,324
   Other                                                2,144              294
                                                  --------------  --------------
                                                    $  38,848        $  37,199
                                                  ==============  ==============
Other current liabilities:
   Accrued interest                                 $   5,108        $   5,577
   Accrued income taxes                                 2,371            4,362
   Accrued other taxes                                  1,713            1,990
   Accrued rebates                                      1,852            2,899
   Accrued employee separation and plant
     closure costs                                        486
   Deferred income taxes                                3,307            2,671
   Accrued other                                        4,935            7,339
                                                  --------------  --------------
                                                    $  19,772        $  24,838
                                                  ==============  ==============
Other long-term liabilities:
   Deferred income taxes                            $   6,412        $   6,823
   Accrued environmental                                3,189            3,298
   Accrued pension cost                                 6,480            5,658
   Minority interest                                      858            1,094
   Other                                                   77              130
                                                  --------------  --------------
                                                    $  17,016        $  17,003
                                                  ==============  ==============

NOTE C -- DEBT AND CREDIT ARRANGEMENTS

     The following table shows the components of the Company's borrowings at December 31, 2001 and 2000, respectively.

                                                            December 31,
                                                  ------------------------------
                                                      2001             2000
                                                  --------------  --------------
Term loan A, due March 2005, quarterly
  principal payments, average interest
  rate of 5.49% at December 31, 2001                $ 100,000        $ 112,500
Term loan B, due March 2006, quarterly
  principal payments, average interest
  rate of 5.94% at December 31, 2001                  118,191          119,095
Revolving Credit Facility, due March 2005,
  average interest rate of 5.11% at
  December 31, 2001                                    34,400           28,000
Series 1 and Series 2 Incremental Revolving
  Credit Facilities, due March 2003, average
  interest rate of 10.25% at December 31, 2001          9,000
Industrial Development Revenue Bonds, due June
  2006, semi-annual principal payments, average
  interest rate of 1.95% at December 31, 2001           1,980            2,420
Revolving foreign credit facility                       4,042            2,351
Several notes payable with varying principal
  and interest payments                                 4,470            5,504
                                                  --------------  --------------
Total debt                                            272,083          269,870
Less: current maturities                               12,963           25,484
                                                  --------------  --------------
Long-term debt                                      $ 259,120        $ 244,386
                                                  ==============  ==============

                   CHART INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

NOTE C -- DEBT AND CREDIT ARRANGEMENTS - CONTINUED

     In order to finance the acquisition of MVE Holdings, Inc. ("MVE"), in March 1999 the Company negotiated a consolidated credit and revolving loan facility (the "Credit Facility"), which originally provided for term loans of up to $250,000 and a revolving credit line of $50,000, which may also be used for the issuance of letters of credit. The Company paid fees of $6,542 in 1999 to establish the Credit Facility. The Credit Facility provides the agent bank with a secured interest in substantially all of the assets of the Company.

     The Company entered into the Series 1 Incremental Revolving Credit Facility in November 2000 and the Series 2 Incremental Revolving Credit Facility in
April 2001 (collectively, the "Incremental Credit Facility"), providing a revolving credit line of $10,000 in addition to the credit line available under the Credit Facility. Borrowings on the Incremental Credit Facility are secured by the same collateral as the Credit Facility and bear interest, at the Company's option, at rates equal to the prime rate (4.75 percent at December
31, 2001) plus 2.5 percent or LIBOR plus 3.5 percent. The Company is also required to pay a commitment fee of 0.75 percent per annum on the average daily unused amount.

     The Credit Facility was amended in August 1999, October 2000, October 2001 and December 2001 at costs to the Company of $1,156, $1,015 and $848 in 1999, 2000 and 2001, respectively. The Credit Facility and Incremental Credit Facility were subsequently amended in March 2002 (the "March 2002 Amendments") at a cost of approximately $1,900 to modify certain covenants until March 31, 2003, to defer $25,747 of Term A and Term B amortization payments from scheduled payment dates in 2002 to 2005 and to extend the Incremental Credit Facility to March 31, 2003. The March 2002 Amendments resulted in an increase in interest rates of 0.25 percent, the addition of one financial covenant and scheduled reductions in the commitment amounts of the revolving credit lines of the Credit Facility and the Incremental Credit Facility.

     The March 2002 Amendments call for the Company to prepay borrowings under the Credit Facility and Incremental Credit Facility in an aggregate amount of at least $75,000 ("Minimum Prepayment Amount") from the net proceeds of an equity investment, sale of assets and other sources of new capital. If the Minimum Prepayment Amount is not made by September 30, 2002, the Company's interest rates will increase by another 0.25 percent, and will increase again by 0.25 percent each quarter thereafter. If the Minimum Prepayment Amount is achieved, these additional interest rate increases will be eliminated. The March 2002 Amendments also provide for the issuance of market-priced warrants to the lenders for the purchase of two percent of the Company's Common Stock at June 28, 2002. If the Minimum Prepayment Amount is not made by September 30 or December 31, 2002, the lenders will be issued market-priced warrants for the purchase of an additional five percent and three percent, respectively, of the Company's Common Stock. If at least $50,000 of the Minimum Prepayment Amount is made from the net proceeds of an equity investment by September 30 or December 31, 2002, no warrants will be required to be issued to the lenders on those dates.

     Under the terms of the Credit Facility, as modified by the March 2002 Amendments, term loans and revolving credit bear interest, at the Company's option, at rates equal to the prime rate plus incremental margins or LIBOR plus incremental margins. The incremental margins vary based on the Company's financial position and currently range from 2.0 percent to 4.75 percent. The Company has entered into two interest rate derivative contracts to manage interest rate risk exposure relative to the Term A and Term B portions of the Credit Facility. The Company is also required to pay a commitment fee of 0.5 percent per annum on the unused amount of the revolving portion of the Credit Facility. The Company has letters of credit outstanding and bank guarantees totaling $14,982 supported by the Credit Facility.

     The Credit Facility, as modified by the March 2002 Amendments, contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. The Company is permitted to pay cash dividends not exceeding $7,200 in any fiscal year after January 1, 2001, but only if at both the time of payment of the dividend and immediately thereafter there is no event of default under the Credit Facility. As of December 31, 2001, the Company was not in default with the covenants and conditions of the Credit Facility due to the amendments made in the fourth quarter of 2001 and the March 2002 Amendments.

     Borrowings of the Credit Facility and Incremental Credit Facility outstanding at December 31, 2001 are classified in accordance with the terms of the March 2002 Amendments. The scheduled annual maturities of debt and credit arrangements at December 31, 2001, are as follows:

Year            Amount
-------   ----------------

2002       $   12,963
2003           39,828
2004           35,436
2005          155,372
2006           28,484
          ----------------
           $  272,083
          ================

     Interest paid was $23,996, $25,859 and $11,332 in 2001, 2000 and 1999 respectively.

                   CHART INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

NOTE D -- ACQUISITIONS

     The following acquisitions were accounted for using the purchase method of accounting and, accordingly, the related purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. Results of operations for these acquisitions have been included in the consolidated results of operations since the date of acquisition.

     On December 15, 1999, the Company acquired certain assets relating to the cryogenic repair business previously operated by Air Liquide for $1,000 in cash and $2,600 in rebate credits to be given to Air Liquide on sales after December 15, 1999.

     On April 12, 1999, the Company acquired the common stock of MVE for $9,196 in cash ($2,225 net of cash acquired) and redeemed the preferred stock of MVE for $74,642. In addition, the Company paid $156,137 to retire MVE's existing debt obligations and complete the tender offer and consent solicitation for the
12.5 percent senior secured notes due 2002 issued by MVE Inc., a subsidiary of MVE. In allocating the purchase price, $172,353 was allocated to net liabilities assumed, including minority interests in certain consolidated subsidiaries of MVE, $22,010 was allocated to in-process research and development ("IPR&D") projects that had not reached technological feasibility and had no alternative future use, $7,690 was allocated to identifiable intangible assets which are being amortized over five years, and $151,849 was allocated to goodwill, which was being amortized over 40 years through December 31, 2001. The amount allocated to IPR&D was determined by independent consultants who estimated the costs to develop the technology into commercially viable products, estimated cash flows resulting from the expected revenues generated from such products and discounted the net cash flows back to their present value using a risk-adjusted discount rate. This amount was recognized as a non-cash expense without tax benefit at the date of acquisition.

     On March 15, 1999, the Company acquired a group of privately held companies, collectively known as Northcoast Cryogenics, for approximately $2,337 in cash ($2,185 net of cash acquired) and $723 in the Company's common stock. In allocating the purchase price, $374 was allocated to net assets acquired and $2,686 was allocated to goodwill, which was being amortized over 15 years through December 31, 2001.

     The Company's pro-forma unaudited results of operations for 1999, assuming consummation of the acquisition of MVE and extinguishment of the related debt as of January 1, 1999, are as follows:

Net sales                                                            $ 337,754
Income (loss) before extraordinary item                               ( 30,412)
Income (loss) before extraordinary item per share                     (   1.28)
Income (loss) before extraordinary item per
   share - assuming dilution                                          (   1.28)
Net income (loss)                                                     ( 38,221)
Net income (loss) per share                                           (   1.61)
Net income (loss) per share - assuming dilution                       (   1.61)

NOTE E--EMPLOYEE SEPARATION AND PLANT CLOSURE COSTS

     During 2001, the Company recorded employee separation and plant closure costs of $2,375. These costs included $1,566 related to the closure of the Ottawa Lake, Michigan facility and two smaller sites within the cryogenic services business of the Distribution and Storage segment, $363 for terminating 25 employees at the Company's Wolverhampton, United Kingdom heat exchangers business facility of the Process Systems and Equipment segment and $446 for terminating 45 other employees throughout the Company. The cryogenic services business charges of $1,566 included $556 for lease termination and facility closure-related costs, $566 for writing off certain leasehold improvements and fixed assets, $62 for terminating 32 employees, and $382 for moving costs and other charges. At December 31, 2001, the Company had a reserve of $486 remaining, primarily for lease termination costs.

     During 1999, the Company recorded net employee separation and plant closure costs of $12,918. The charges consisted of $2,031 for the write-off of fixed assets made redundant by the acquisition of MVE, $6,823 for the write-off of impaired goodwill related to operations within the Company's Distribution and Storage segment, $1,216 for lease payments and other costs related to exiting certain facilities, $936 for the write-off of inventory to be disposed, which was classified in cost of sales, and $1,912 for severance and other costs related to the elimination of 188 positions throughout the Company. The
Company utilized $11,580 of the reserve in 1999. During 2000, the Company reversed $704 of the reserve due to reoccupying a leased facility previously vacated, and utilized $346 and $288 of the reserve for the payment of severance benefits to terminated employees and the payment of lease costs for an exited facility, respectively. As of December 31, 2000, the employee separation and plant closure costs reserve was fully utilized.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

NOTE F -- INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2001, the Company had deferred tax assets, associated with domestic net operating loss carryforwards, of $5,709 which expire in years 2003 through 2020 and foreign tax credits, research and developmental credits and other credits of $887 which expire in years 2004 through 2020. Additionally, the Company had deferred tax assets associated with foreign net operating loss carryforwards of $2,766 at December 31, 2001 which have an indefinite carryforward period.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      December 31,
                                                ------------------------
                                                  2001            2000
                                                --------       ---------
Deferred tax assets:
   Accruals and reserves                        $16,175        $ 15,759
   Net operating loss and credit carryforwards    9,362           6,405
   Pensions                                       1,209
   Other - net                                       16             387
                                                --------       ---------
                                                 26,762          22,551
   Valuation allowance                          ( 2,766)        ( 1,692)
                                                --------       ---------
   Total deferred tax assets                     23,996          20,859
                                                --------       ---------

Deferred tax liabilities:
   Property, plant and equipment                  5,832           4,209
   Intangibles                                    2,222           2,651
   Inventory                                        835           1,298
   Pensions                                                         359
   Other - net                                       32             428
                                                --------       ---------
   Total deferred tax liabilities                 8,921           8,945
                                                --------       ---------

   Net deferred taxes                           $15,075        $ 11,914
                                                ========       =========

     The valuation allowance of $2,766 and $1,692 at December 31, 2001 and 2000, respectively, relates to foreign net operating loss carryforwards and foreign tax credit carryforwards. The Company is uncertain whether these deferred tax assets will be realized and, accordingly, has established a valuation allowance against them. Management has determined, based on the Company's history of prior earnings and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully realize the tax benefit of the remaining net deferred tax assets.

     The Company has not provided for U.S. federal income taxes on approximately $7,357 of foreign subsidiaries' undistributed earnings as of December 31, 2001 because such earnings are intended to be reinvested indefinitely. The amount of U.S. federal income tax that would result had such earnings been repatriated would approximate $2,575.

                   CHART INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

NOTE F -- Income Taxes - Continued

     Income (loss) before income taxes, minority interest, cumulative effect of change in accounting principle and extraordinary item consists of the following:

                                  Years ended December 31,
                        --------------------------------------------
                             2001             2000         1999
                        ------------       ---------     -----------

United States            $ ( 6,618)         $ 1,517       $ (24,550)
Foreign                      2,057            3,767         (   535)
                        ------------       ---------     -----------
                         $ ( 4,561)         $ 5,284       $ (25,085)
                        ============       =========     ===========

     Significant components of the provision for income taxes are as follows:

                                  Years Ended December 31,
                        ---------------------------------------------
                           2001               2000           1999
                        ------------        ---------     -----------
Current:
   Federal                                                  $  3,699
   State                   $    100           $   40             624
   Foreign                      934              945               2
                        ------------        ---------     -----------
                              1,034              985           4,325
                        ------------        ---------     -----------

Deferred:
   Federal                  ( 1,120)           1,612          (1,630)
   State                                      (  142)         (  389)
   Foreign                      484              557             909
                        ------------        ---------     -----------
                            (   636)           2,027          (1,110)
                        ------------        ---------     -----------
                         $      398          $ 3,012       $   3,215
                        ============        =========     ===========

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                 Years Ended December 31,
                        ---------------------------------------------
                            2001              2000           1999
                        ------------        ---------     -----------

Tax at U.S.
   statutory rates       $ ( 1,596)          $ 1,849       $ ( 8,780)
State income taxes,
   net of federal
   tax benefit                  65            (   67)            153
Effective tax rate
   differential of
   earnings outside
   of U.S.                 (   386)           (   16)            183
Federal tax benefit
   of Foreign Sales        (   310)           (  388)         (  291)
Non-deductible
   goodwill                  1,506             1,451          11,157
Valuation allowance          1,074               393           1,299
Other - net                     45            (  210)         (  506)
                        ------------        ---------     -----------
                         $     398           $ 3,012       $   3,215
                        ============        =========     ===========

     The Company paid income taxes of $2,272 and $2,246 in 2001 and 1999, respectively, and received a net income tax refund of $1,693 in 2000.

NOTE G - EMPLOYEE BENEFIT PLANS

     The Company has five defined benefit pension plans covering certain hourly and salary employees. The defined benefit plans provide benefits based primarily on the participants' years of service and compensation. The Company's funding policy is to contribute at least the minimum funding amounts required by law. Plan assets consist primarily of listed common stocks and bonds. The United States plans held 250,549 shares of the Company's Common Stock with fair values of $589 and $1,081 at December 31, 2001 and 2000, respectively.

     The actuarially computed combined pension cost included the following components:

                              Years Ended December 31,
                    -------------------------------------------
                         2001            2000           1999
                    ------------      ---------     -----------

Service cost         $   1,716         $ 1,659       $   2,194
Interest cost            2,829           2,625           2,169
Expected return
on plan assets         ( 3,515)         (3,310)         (5,666)
   Net amortization
and deferrals          (   153)         (  241)          3,282
                    ------------      ---------     -----------
Total pension cost   $     877         $   733       $   1,979
                    ============      =========     ===========

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE G -- EMPLOYEE BENEFIT PLANS - CONTINUED

     The following table sets forth changes in the benefit obligation, plan assets, funded status of the plans and amounts recognized in the consolidated balance sheets as of December 31:

                                                                2001                                2000
                                                  -------------------------------      -------------------------------
                                                    U.S. Plans        U.K. Plan          U.S. Plans        U.K. Plan
                                                  -------------     -------------      --------------    -------------
Change in benefit obligation:
January 1 benefit obligation                        $  22,552         $  17,076           $  18,753        $  18,941
  Exchange rate changes                                                 (   458)                             ( 1,458)
  Service cost                                          1,078               638                 883              776
  Interest cost                                         1,828             1,001               1,571            1,054
  Benefits paid                                       (   700)          (   811)            (   526)         (   478)
  Actuarial losses (gains) and plan changes             2,353             1,795               1,871          ( 1,759)
                                                  -------------     -------------      --------------    -------------
December 31 benefit obligation                      $  27,111         $  19,241           $  22,552        $  17,076
                                                  =============     =============      ==============    =============
Change in plan assets:
Fair value at January 1                             $  19,321         $  23,021           $  18,351        $  22,982
  Exchange rate changes                                                 (   528)                             ( 1,798)
  Actual return                                       ( 1,670)          ( 2,836)                329            2,153
  Employer contributions                                1,714                 4               1,167               80
  Employee contributions                                                     52                                   82
  Benefits paid                                       (   700)          (   811)            (   526)         (   478)
                                                  -------------     -------------      --------------    -------------
Fair value at December 31                           $  18,665         $  18,902           $  19,321        $  23,021
                                                  =============     =============      ==============    =============
Net amount recognized:
  Funded status of the plans                        $ ( 8,446)        $ (   339)          $ ( 3,231)       $   5,944
  Unrecognized actuarial loss (gain)                    3,881               524             ( 1,975)         ( 6,059)
  Unrecognized prior service cost                       1,145                                 1,250
                                                  -------------     -------------      --------------    -------------
Net pension (liability) asset recognized            $ ( 3,420)        $     185           $ ( 3,956)       $ (   115)
                                                  =============     =============      ==============    =============
Prepaid benefit cost                                $   1,145         $     185           $   1,587
Accrued benefit liability                             ( 6,480)                              ( 5,543)       $ (   115)
Minimum pension liability                               1,915
                                                  -------------     -------------      --------------    -------------
Net pension (liability) asset recognized            $ ( 3,420)        $     185           $ ( 3,956)       $ (   115)
                                                  =============     =============      ==============    =============

     A minimum pension liability adjustment is required when the actuarial present value of projected benefit obligations exceeds plan assets and accrued pension liabilities.

     The assumptions used in determining pension cost and funded status information for the years ended December 31, 2001 and 2000 are as follows:

                                                          2001            2000
                                                         ------          ------
United States Plans
  Discount rate                                           7.50%           8.00%
  Weighted average rate of increase in compensation       3.50%           4.00%
  Expected long-term weighted average rate of
       return on plan assets                              9.25%           9.25%
United Kingdom Plan
  Discount rate                                           6.00%           6.00%
  Weighted average rate of increase in compensation       3.90%           4.00%
  Expected long-term weighted average rate of
       return on plan assets                              7.50%           7.50%

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE G -- EMPLOYEE BENEFIT PLANS - CONTINUED

     At December 31, 2001, the Company's four United States plans all had benefit obligations in excess of plan assets. At December 31, 2000, however, while on an overall basis benefit obligations exceeded plan assets for these four plans, one of these plans had plan assets in excess of its benefit obligation. This excess totaled $141 on benefit obligations of $3,785 at December 31, 2000.

     The Company presently makes contributions to two union supported multi-employer pension plans resulting in expense of $227, $206 and $269 in 2001, 2000 and 1999, respectively.

     The Company has defined contribution savings plans that cover most of its employees. Company contributions to the plans are based on employee contributions and the level of Company match and discretionary contributions. Expenses under the plans totaled $2,009, $2,184 and $1,792 for the years 2001, 2000 and 1999, respectively.

NOTE H -- STOCK OPTION PLANS

     In July 1992, the Company adopted a Key Employee Stock Option Plan (the "Key Employee Plan"), which, as amended, allows for the issuance of 1,383,750 shares of Common Stock. In May 1997, shareholders approved the Company's 1997 Stock Option and Incentive Plan (the "1997 Plan"). In May 2001, shareholders approved an amendment to the 1997 plan to increase the number of shares available for issuance under this plan by 600,000, increasing the maximum number of shares available for award to 1,462,500 shares of Common Stock. Each of these plans provides for the granting of options to purchase shares of Common Stock to certain key employees of the Company. These nonqualified stock options vest in equal annual installments over a five year period from the date of grant and are exercisable for up to 10 years at an option price determined by the Compensation Subcommittee of the Board of Directors.

     In May 2000, shareholders approved an amendment to the 1996 Stock Option Plan for Outside Directors to increase the number of shares available for issuance under this plan by 210,000, supplementing the previously authorized 1995 and 1994 Stock Option Plans for Outside Directors (collectively, the "Directors Plan"). The amendment increases the maximum number of shares available for awards under the Directors Plan to a total of 446,250 shares. The option price for options granted under the Directors Plan will be equal to the fair market value of a share of Common Stock on the date of grant. These nonqualified stock options become fully vested and exercisable on the first anniversary of the date of grant and are exercisable for a period of ten years.

     In May 2000, shareholders approved the 2000 Executive Incentive Stock Option Plan (the "Executive Plan"), which provides for the granting of options to purchase up to 600,000 shares of Common Stock to executive employees of the Company. These nonqualified stock options are exercisable for a period of ten years and have two different vesting schedules: 200,000 options vest in equal annual installments over a five-year period and 400,000 options vest in equal annual installments over a five year period based upon the achievement of specific operating performance goals in that five year period as determined by the Compensation Subcommittee of the Board of Directors. The Company is accounting for these 400,000 performance related options as a variable plan. The operating performance goal for the year ended December 31, 2000 was met, and 80,000 options vested. The Company did not recognize any compensation expense under the Executive Plan, as the market value of the Company's stock was less than the exercise price when the performance criteria were met. The operating performance goal for the year ended December 31, 2001 was not met, and the related options were canceled in the first quarter of 2002.

     Certain information for 2001, 2000 and 1999 relative to the Company's stock option plans is summarized below:

                                                       2001                         2000                       1999
                                          ------------------------  --------------------------  -----------------------------
                                                          Weighted                    Weighted                      Weighted
                                                           Average                     Average                       Average
                                            Number        Exercise       Number       Exercise       Number         Exercise
                                           of Shares        Price       of shares       Price       of Shares         Price
                                          ------------   ---------  ---------------  ---------  ---------------   ------------
Outstanding at beginning of year           2,106,855        $5.62       1,397,475       $6.26       1,118,937         $6.14
Granted                                      206,250         2.78         843,250        4.52         315,000          6.88
Exercised                                   ( 16,875)        2.44      (   49,625)       2.05      (    3,500)         1.87
Expired or canceled                        ( 146,711)        5.10      (   84,245)       7.30      (   32,962)         8.31
                                          ------------   ---------  ---------------  ---------  ---------------   ------------
Outstanding at end of year                 2,149,519        $5.41       2,106,855       $5.62       1,397,475         $6.26
                                          ============   =========  ===============  =========  ===============   ============

Exercisable at end of year                 1,162,933                      826,760                     663,895
                                          ============              ===============             ===============

Weighted-average fair value of options
  granted during the year                                   $1.73                       $2.93                         $4.31
                                                         =========                   =========                    ============

Participants at end of year                       88                           93                          93
                                          ============              ===============             ===============

Available for future grant at end of year    892,931                      356,720                     294,475
                                          ============              ===============             ===============

                   CHART INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

NOTE H -- STOCK OPTION PLANS - CONTINUED

     Exercise prices for options outstanding as of December 31, 2001 ranged from $0.08 to $21.74. The weighted-average remaining contractual life of such options is 6.8 years. Certain information for ranges of exercise prices is summarized below:

                                           Outstanding              Exercisable
                                 --------------------------------  ---------------------
                                            Weighted                            Weighted
                                             Average                             Average
                                   Number   Exercise   Contractual  Number      Exercise
Exercise Price                   of Shares   Price       Life      of Shares      Price
                                 ---------  ---------  ----------  ---------   ---------
Less than $2.50                    297,750  $ 2.24       4.7        191,500     $ 2.32
$2.50 to less than $5.00           849,374    4.04       7.7        313,773       3.77
$5.00 to less than $7.50           481,500    5.85       6.5        304,750       6.08
$7.50 to less than $10.00          473,918    8.22       6.7        305,433       8.28
Equal to or greater than $10.00     47,477   17.41       6.1         47,477      17.41
                                 ---------                        ---------
                                 2,149,519                        1,162,933
                                 ---------                        ---------

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999:

                                       2001      2000      1999
                                      --------  --------  --------

Risk free interest rate                4.2%      5.2%      6.5%
Dividend yield                         0.0%      0.0%      0.0%
Market price volatility factor        58.3%     57.8%     54.2%
Expected life of key employee options  7 years   7 years   7 years
Expected life of directors options     7 years   5 years   5 years
Expected life of executive options     7 years   7 years   --

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's Key Employee Plan, 1997 Plan, Directors Plan and Executive Plan stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of these stock options.

     The Company's pro forma disclosures showing the estimated fair value of the options, amortized to expense over the options' vesting periods, are as follows:

                                               2001        2000      1999
                                            ----------  -------- ----------
Pro forma net income (loss)                 $ ( 5,989)  $ 1,073  $(37,332)
Pro forma net income (loss) per share         (  0.24)     0.04   (  1.58)
Pro forma net income (loss) per share -
   assuming dilution                          (  0.24)     0.04   (  1.58)

NOTE I - LEASE COMMITMENTS

     The Company incurred $5,657, $3,702 and $2,266 of rental expense under operating leases in 2001, 2000 and 1999, respectively. At December 31, 2001, future minimum lease payments for non-cancelable operating leases for the next five years total $10,415 and are payable as follows: 2002--$2,986; 2003--$2,556; 2004--$2,226; 2005--$1,756; and 2006--$891.

NOTE J -- CONTINGENCIES

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

                   CHART INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

NOTE J -- Contingencies - Continued

     The Company has been named as a defendant in several similar civil cases pending related to an accident occurring on December 7, 2000 at a nursing home outside Dayton, Ohio. A nitrogen tank was connected to the nursing home's oxygen system resulting in the death of five elderly patients and injuries to five additional patients from inhaling the nitrogen. The claims against the Company in these cases include negligence, strict product liability, failure to warn, negligence per se, breach of warranty, punitive damages, loss of consortium and negligent infliction of emotional distress. The allegations underlying the claims include defective or deficient manufacture, construction, design, labeling, formulation and warnings with regard to a cylinder. The plaintiffs in these cases are seeking, in total, $28,500 in compensatory damages, $30,000 in punitive damages, $2,000 for loss of consortium damages, prejudgment and post-judgment interest and costs and fees from the Company and other defendants named in the claims. The Company is vigorously defending all of these cases and has filed its answer, denied all liability and cross-claimed for contribution from certain co-defendants. Certain co-defendants have filed cross-claims against the Company claiming contribution. Certain of these cases have been settled with the other defendants, and others are scheduled to be mediated. The Company is not involved in any of the mediation or settlement negotiations, in part because the Company has not received any settlement demands. Additionally, the Company believes that the claims made against it are the most tenuous of any defendant and that the plaintiffs will be unable to articulate a plausible negligence claim based on product liability. Of further significance is the fact that some of the co-defendants have been criminally indicted in this matter. The Company, however, has not been so indicted. The court has granted stays in all of these cases pending the outcome of the criminal charges.

     The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its operating facilities, and, except for these continuing remediation efforts, believes it is currently in substantial compliance with all known material and applicable environmental regulations. The Company accrues for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company had accruals for environmental-related activities of $3,189 and $3,298 included in other long-term liabilities at December 31, 2001 and 2000, respectively. All accrued amounts are recorded on an undiscounted basis. Expected future expenditures relating to these environmental remediation accruals are expected to be made over the next ten years as ongoing costs of remediation programs. Although the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. The Company believes that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on the Company's financial position, liquidity, cash flows or results of operations.

NOTE K -- Operating Segments

     The Company has the following three reportable segments: applied technologies ("Applied Technologies"), distribution and storage equipment ("Distribution and Storage") and process systems and equipment ("Process Systems"). The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The Applied Technologies segment sells products including liquefied natural gas ("LNG") alternative fuel systems, telemetry products, magnetic resonance imaging ("MRI") cryostat components, bulk liquid CO2 systems, medical products, biological storage systems, cryogenic systems and components and stainless steel tubing. The Distribution and Storage segment sells cryogenic bulk storage systems, cryogenic packaged gas systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The Process Systems segment sells heat exchangers and coldboxes to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases. Due to the nature of the products that each operating segment sells, there are no intersegment sales.

     The Company evaluates performance and allocates resources based on profit or loss from operations before gain on sale of assets, net interest expense, derivative contracts valuation expense, income taxes, minority interest and cumulative effect of change in accounting principle. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                   CHART INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

NOTE K -- Operating Segments - Continued

     Information for the Company's three reportable segments and its corporate headquarters, and product and geographic information for the Company, is presented below:

                                                             2001
                                        -------------------------------------------------------------
                                                      Reportable Segments
                                        -------------------------------------
                                        Applied       Distribution   Process
                                        Technologies  and Storage    Systems   Corporate     Total
                                        ------------  ------------   --------  ----------    -------
Revenues from external customers       $    142,491  $  129,473     $ 56,026               $ 327,990
Depreciation and amortization expense         6,339       6,313        3,068    $  2,467      18,187
Equity income in joint venture                                           525                     525
Operating income (loss) (A)                  17,603       4,855       (   81)    ( 3,011)     19,366
Total assets (B)                            177,943     140,893       46,927      43,217     408,980
Capital expenditures                          3,299       3,775          295         776       8,145

                                                                    2000
                                       ---------------------------------------------------------------
                                                      Reportable Segments
                                       ---------------------------------------
                                           Applied      Distribution  Process
                                        Technologies   and Storage    Systems   Corporate      Total
                                       -------------  -------------- ---------- ---------      -------
Revenues from external customers       $ 136,952       $ 137,929     $ 50,819               $ 325,700
Depreciation and amortization expense      5,414           6,364        4,109   $   1,977      17,864
Equity income in joint venture                                             35                      35
Operating income (loss) (A)               23,386          11,832        1,338     ( 5,637)     30,919
Total assets (B)                         171,096         168,941       56,353      33,453     429,843
Capital expenditures                       2,166           2,596          258         561       5,581

                                                                    1999
                                       ---------------------------------------------------------------
                                                      Reportable Segments
                                       ---------------------------------------
                                          Applied     Distribution   Process
                                        Technologies  and Storage    Systems   Corporate      Total
                                       ------------- ------------- ----------- -----------  ----------
Revenues from external customers       $ 105,323      $ 105,529     $ 82,085                $ 292,937
Depreciation and amortization expense      5,953          4,982        4,489   $   1,485       16,909
Operating income (loss) (A)(C)             9,579          4,923         (300)    (25,938)    ( 11,736)
Total assets (B)                         185,983        149,869       61,934      26,784      424,570
Capital expenditures                       2,633          1,761        1,072       1,581        7,047

(A) The Company defines operating income (loss) for segment measurement and reporting purposes to be profit or loss from operations before gain on sale of assets, net interest expense, derivative contracts valuation expense, income taxes, minority interest and cumulative effect of change in accounting principle.

(B) Corporate assets consist primarily of deferred income taxes, deferred financing costs and cash and cash equivalents.

(C) Corporate operating loss in 1999 includes an in-process research and development charge of $22,010 recognized by the Company upon its acquisition of MVE.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

NOTE K -- OPERATING SEGMENTS - CONTINUED

                                                                      Years Ended December 31,
                                                          ---------------------------------------------
Product Revenue Information:                                   2001             2000            1999
---------------------------                               -----------       -----------      ----------
Applied Technologies Segment
  LNG alternative fuel systems                             $  11,513       $   6,533         $   6,438
  Telemetry products                                               8
  Medical products, biological storage systems and MRI
   cryostat components                                        61,680          54,308            34,753
  Cryogenic systems, components and stainless steel tubing    69,290          76,111            64,132
                                                          -----------     -----------       -----------
                                                             142,491         136,952           105,323
                                                          -----------     -----------       -----------
Distribution and Storage Segment
  Cryogenic bulk storage systems                              86,139          86,351            76,853
  Cryogenic packaged gas systems                              32,157          40,578            21,628
  Cryogenic services                                          11,177          11,000             7,048
                                                          -----------     -----------       -----------
                                                             129,473         137,929           105,529
                                                          -----------     -----------       -----------

Process Systems Segment                                       56,026          50,819            82,085
                                                          -----------     -----------       -----------
                                                           $ 327,990       $ 325,700         $ 292,937
                                                          ===========     ===========       ===========

Geographic Information:           2001                  2000                   1999
-----------------------  ---------------------  ----------------------  ---------------------
                                    Long-Lived             Long-Lived             Long-Lived
                          Revenues    Assets     Revenues    Assets     Revenues    Assets
                         --------- -----------  ---------  ----------- --------- ------------
United States            $ 274,410   $ 232,987  $ 279,449   $ 237,072  $ 241,228   $ 240,313
Non U.S. countries          53,580      36,213     46,251      36,637     51,709      40,907
                         --------- -----------  ---------  ----------- --------- ------------
Total                    $ 327,990   $ 269,200  $ 325,700   $ 273,709  $ 292,937   $ 281,220
                         ========= ===========  =========  ===========  ======== ============

NOTE L -- EXTRAORDINARY ITEM

     In the second quarter of 1999, the Company borrowed funds under its Credit Facility and retired prior to maturity certain debt assumed as part of the MVE acquisition with a fair value of $119.2 million. The debt extinguishment resulted in an extraordinary loss of $12,459, ($7,809 net of tax) or $0.33 per diluted share.

                   CHART INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

NOTE M -- QUARTERLY DATA (UNAUDITED)

     Selected quarterly data for the years ended December 31, 2001 and 2000 are as follows:

                                                                  Year Ended December 31, 2001
                                                ---------------------------------------------------------------
                                                  First        Second        Third       Fourth
                                                 Quarter      Quarter       Quarter      Quarter       Total
                                                ---------    ----------    ---------    ---------    ----------
Sales                                            $ 89,032    $ 84,797     $  80,595     $  73,566    $ 327,990
Gross profit                                       27,069      21,531        21,180        16,581       86,361
Employee separation and plant closure costs                   ( 1,539)      (   198)     (    638)    (  2,375)
Operating income (loss)                             8,213       5,994         5,733      (    574)      19,366
Net income (loss)                                     405     (   424)      ( 1,170)     (  3,969)    (  5,158)
Net income (loss) per share                          0.02     (  0.02)      (  0.05)     (   0.16)    (   0.21)
Net income (loss) per share - assuming dilution      0.02     (  0.02)      (  0.05)     (   0.16)    (   0.21)

     In the second quarter of 2001, the Company recorded a non-cash inventory valuation charge included in cost of sales of $745 ($447 net of taxes) for the write-off of inventory at cryogenic services business sites closed by the Company.

     In the fourth quarter of 2001, the Company recorded a non-cash inventory valuation charge included in cost of sales of $1,874 ($1,153 net of taxes) for the write-down to fair value of inventory related to a product line that was sold by the Company.

                                                                  Year Ended December 31, 2000
                                                ---------------------------------------------------------------
                                                  First        Second        Third       Fourth
                                                 Quarter      Quarter       Quarter      Quarter       Total
                                                ---------    ----------    ---------    ---------    ----------
Sales                                            $   68,992  $ 78,924      $ 88,012     $ 89,772    $ 325,700
Gross profit                                         19,760    23,653        26,951       25,665       96,029
Operating income                                      5,087     7,135         9,506        9,191       30,919
Net income (loss)                                 (     385)      291         1,038        1,211        2,155
Net income (loss) per share                       (    0.02)     0.01          0.04         0.05         0.09
Net income (loss) per share - assuming dilution   (    0.02)     0.01          0.04         0.05         0.09


     In the fourth quarter of 2000, the Company recorded a non-cash inventory valuation charge included in cost of sales of $1,392 ($509 net of taxes).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information appearing under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 6, 2002 (the "2002 Proxy Statement") is incorporated herein by reference. Information regarding executive officers of the registrant is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information appearing under the captions "Election of Directors" and "Executive Compensation" (other than the Compensation Subcommittee Report on Executive Compensation) in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information appearing under the caption "Stock Ownership of Principal Holders and Management" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information appearing under the caption "Other Matters" in the 2002 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    Report of Independent Auditors.................................... 22
          Consolidated Balance Sheets at December 31, 2001 and 2000......... 23
          Consolidated Statements of Operations for the Years ended December
            31, 2001, 2000 and 1999 ........................................ 24
          Consolidated Statements of Shareholders' Equity for the Years
            ended December 31, 2001, 2000 and 1999.......................... 25
          Consolidated Statements of Cash Flows for the Years ended December
            31,2001, 2000 and 1999.......................................... 26
          Notes to Consolidated Financial Statements........................ 27

(a)(2)    Financial Statement Schedules.

               No financial statement schedules required.

(a)(3)    Exhibits

               See the Exhibit Index at page 45 of this Annual Report on Form 10-K.

(b)       Reports on Form 8-K.

          During the quarter ended December 31, 2001, the Company filed one Current Report on Form 8-K. A Current Report on Form 8-K, dated October 29, 2001, furnished a press release pursuant to Regulation FD.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CHART INDUSTRIES, INC.


                                By: /s/  ARTHUR S. HOLMES
                                         ----------------------------------
                                         Arthur S. Holmes,
                                         Chairman & Chief Executive Officer

Date:  April 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                               Date
/s/ ARTHUR S. HOLMES       Chairman, Chief Executive Officer and a Director    April 1, 2002
    ----------------       (Principal Executive Officer)
    Arthur S. Holmes

/s/ MICHAEL F. BIEHL       Chief Financial Officer and Treasurer               April 1, 2002
    ----------------       (Principal Financial Officer)
    Michael F. Biehl

/s/ JOHN T. ROMAIN         Controller, Chief Accounting Officer and Assistant  April 1, 2002
    --------------         Treasurer (Principal Accounting Officer)
    John T. Romain

/s/ RICHARD J. CAMPBELL    Director                                            April 1, 2002
    -------------------
    Richard J. Campbell

/s/ THOMAS F. MCKEE        Director                                            April 1, 2002
    ---------------
    Thomas F. McKee

/s/ LAZZARO G. MODIGLIANI  Director                                            April 1, 2002
    ---------------------
    Lazzaro G. Modigliani

/s/ ROBERT G. TURNER, JR.  Director                                            April 1, 2002
    ---------------------
    Robert G. Turner, Jr.

                                 EXHIBIT INDEX

Exhibit
  No.     Description
 ----     -----------
  2.1     Plan and Agreement of Merger, dated April 30, 1997, by and among the Company, Greenville
            Tube Corporation, Chart Acquisition Company, Inc. and Cryenco Sciences, Inc.................. (E)
  2.2     Agreement for the Sale and Purchase of the Industrial Heat Exchanger Group, dated March 5,
            1998, by and among the Company, IMI Kynoch Limited, IMI Marston Limited, IMI plc and
            Chart Marston Limited........................................................................ (F)
  2.3     Agreement and Plan of Merger, dated as of February 16, 1999, by and among the Company,
            Chart Acquisition Company and MVE Holdings, Inc.............................................. (I)
  2.4     Agreement and Plan of Merger, dated as of February 25, 1999, by and among the Company,
            Chart Acquisition Company and MVE Investors, LLC............................................. (I)
  3.1     Amended and Restated Certificate of Incorporation of the Company, as filed with the
            Secretary of State of Delaware on December 3, 1992........................................... (A)
  3.1.1   Certificate of Designation of Series A Junior Participating Preferred Stock of the Company..... (N)
  3.1.2   Certificate of Amendment, amending the Amended and Restated Certificate of Incorporation
            of the Company............................................................................... (O)
  3.2     Amended and Restated By-Laws of the Company, effective May 3, 2001............................. (O)
  4.1     Specimen certificate of the Common Stock of the Company........................................ (N)
  4.2     Form of Warrant Agreements of various dates by and between Cryenco Sciences, Inc. and various warrant holders...................................................................... (E)
  4.3     Form of Amendment No. 1 to Warrant Agreement by and among the Company, Cryenco
            Sciences, Inc. and various warrant holders................................................... (E)
  4.4     Form of Warrant Certificate.................................................................... (E)
  4.5     Rights Agreement, dated as of May 1, 1998, by and between the Company and National City
            Bank, as Rights Agent........................................................................ (G)
  4.6     Amendment No. 1 to Rights Agreement, dated as of February 8, 2001, by and between the
            Company and National City Bank, as Rights Agent.............................................. (N)
 10.1     Form of Indemnity Agreement.................................................................... (B)
*10.2     Key Employees Stock Option Plan................................................................ (B)
*10.2.1   Amendment No. 1 to Key Employees Stock Option Plan ............................................
*10.2.2   Amendment No. 2 to Key Employees Stock Option Plan ............................................
*10.3     1994 Stock Option Plan for Outside Directors................................................... (C)
*10.3.1   1995 Stock Option Plan for Outside Directors................................................... (N)
*10.3.2   1996 Stock Option Plan for Outside Directors ..................................................
*10.3.3   Amendment No. 1 to the 1996 Stock Option Plan for Outside Directors............................ (K)
*10.4     Second Amended and Restated 1997 Stock Option and Incentive Plan............................... (O)
*10.5     1997 Stock Bonus Plan.......................................................................... (D)
*10.6     Trust Agreement by and between Chart Industries, Inc. and Fidelity Management Trust
            Company relating to the Deferred Compensation Plan........................................... (H)
*10.7     2000 Executive Incentive Stock Option Plan..................................................... (K)
*10.7.1   Form of Stock Option Agreement under the 2000 Executive Incentive Stock Option Plan             (K)
 10.8     License Agreement, dated August 30, 1991, by and between Koch Industries, Inc. and PSI relating to the Ryan/Holmes Technology....................................................... (B)
 10.9     Permitted User Agreement, dated as of March 27, 1998, by and between Chart Marston Limited and IMI Marston Limited...................................................................... (F)
 10.10    IAM Agreement 2001-2004, effective February 4, 2001, by and between Chart Heat
            Exchangers, L.P. and Local Lodge 2191 of District Lodge 66 of the International Association
            of Machinists and Aerospace Workers, AFL-CIO................................................. (O)
 10.11    Agreement, effective August 30, 1999 through August 30, 2002, by and between Process
            Engineering and The International Brotherhood of Boilermakers, Iron Ship Builders,
            Blacksmiths, Forgers & Help ers Local Lodge No. 752 of the AFL-CIO........................... (N)
 10.12    Agreement, effective January 10, 2000 through January 15, 2002, by and between the Company and the United Steel Workers ................................................................ (N)
*10.13    Employment Agreement, dated as of November 13, 2001, by and between the Company and
            Arthur S. Holmes ............................................................................
*10.14    Employment Agreement, dated as of January 24, 2001, by and between the Company and
            James R. Sadowski............................................................................ (N)
*10.14.1  Amendment No. 1 to Employment Agreement, dated as of February 15, 2002, by and between the Company and James R. Sadowski ...........................................................
*10.15    Letter Agreement, dated July 25, 2001, by and between the Company and Michael F. Biehl......... (Q)
*10.16    Salary Continuation Agreement, dated May 12, 1996, by and between the Company and
            John T. Romain............................................................................... (C)
*10.16.1  Amendment No. 1 to Salary Continuation Agreement, dated December 4, 1998, by and between the Company and John T. Romain....................................................... (C)

10.17     Credit Agreement, dated as of April 12, 1999, by and among the Company, the Subsidiary
            Borrowers, the Subsidiary Guarantors, the Lenders (all as defined therein), The Chase
            Manhattan Bank, as Administrative Agent, and National City Bank, as Documentation
            Agent....................................................................................... (I)
10.17.1   Amendment No. 1, dated as of August 24, 1999, to the Credit Agreement, dated as of April 12,
            1999, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the
            Lenders signatory thereto (all as defined therein), The Chase Manhattan Bank, as
            Administrative Agent, and National City Bank, as Documentation Agent........................ (J)
10.17.2   Amendment No. 2, dated as of October 10, 2000, to the Credit Agreement, dated as of April 12,
            1999, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the
            Lenders signatory thereto (all as defined therein), The Chase Manhattan Bank, as
            Administrative Agent, and National City Bank, as Documentation Agent........................ (L)
10.17.3   Series 1 Incremental Revolving Credit Agreement, dated as of November 29, 2000, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Series 1
            Lenders signatory thereto (all as defined therein), and The Chase Manhattan Bank, as
            Administrative Agent........................................................................ (M)
10.17.4   Series 2 Incremental Revolving Credit Agreement, dated as of April 17, 2001, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Series 2 Lenders
            signatory thereto (all as defined therein), and The Chase Manhattan Bank, as Administrative
            Agent....................................................................................... (P)
10.17.5   Amendment No. 3, dated as of October 12, 2001, to the Credit Agreement, dated as of April 12,
            1999, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the
            Lenders signatory thereto (all as defined therein), The Chase Manhattan Bank, as
            Administrative Agent, and National City Bank, as Documentation Agent...... ................. (Q)
10.17.6   Amendment No. 1, dated as of October 12, 2001, to the Series 1 Incremental Revolving Credit
            Agreement, dated as of November 29, 2000, by and among the Company, the Subsidiary
            Borrowers, the Subsidiary Guarantors, the Series 1 Lenders signatory thereto (all as defined therein), and The Chase Manhattan Bank, as Administrative Agent .............................
10.17.7   Amendment No. 1, dated as of October 12, 2001, to the Series 2 Incremental Revolving Credit
            Agreement, dated as of April 17, 2001, by and among the Company, the Subsidiary
            Borrowers, the Subsidiary Guarantors, the Series 2 Lenders signatory thereto (all as defined therein), and The Chase Manhattan Bank, as Administrative Agent .............................
10.17.8   Amendment No. 2, dated as of December 18, 2001, to the Series 1 Incremental Revolving Credit
            Agreement, dated as of November 29, 2000, by and among the Company, the Subsidiary
            Borrowers, the Subsidiary Guarantors, the Series 1 Lenders signatory thereto (all as defined therein), and JPMorgan Chase Bank, as Administrative Agent.................................. (R)
10.17.9   Amendment No. 2, dated as of December 18, 2001, to the Series 2 Incremental Revolving Credit
            Agreement, dated as of April 17, 2001, by and among the Company, the Subsidiary
            Borrowers, the Subsidiary Guarantors, the Series 2 Lenders signatory thereto (all as defined therein), and JPMorgan Chase Bank, as Administrative Agent.................................. (R)
10.17.10  Amendment No. 4, dated as of December 31, 2001, to the Credit Agreement, dated as of
            April 12, 1999, by and among the Company, the Subsidiary Borrowers, the Subsidiary
            Guarantors, the Lenders signatory thereto (all as defined therein), JPMorgan Chase Bank, as
            Administrative Agent, and National City Bank, as Documentation Agent........................ (R)
10.17.11  Amendment No. 5, dated as of March 15, 2002, to the Credit Agreement, dated as of April 12,
            1999, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the
            Lenders signatory thereto (all as defined therein), JPMorgan Chase Bank, as Administrative
            Agent, and National City Bank, as Documentation Agent ......................................
10.17.12  Amendment No. 3, dated as of March 15, 2002, to the Series 1 Incremental Revolving Credit
            Agreement, dated as of November 29, 2000, by and among the Company, the Subsidiary
            Borrowers, the Subsidiary Guarantors, the Series 1 Lenders signatory thereto (all as defined therein), and JPMorgan Chase Bank, as Administrative Agent .................................
10.17.13  Amendment No. 3, dated as of March 15, 2002, to the Series 2 Incremental Revolving Credit
            Agreement, dated as of April 17, 2001, by and among the Company, the Subsidiary
            Borrowers, the Subsidiary Guarantors, the Series 2 Lenders signatory thereto (all as defined therein), and JPMorgan Chase Bank, as Administrative Agent .................................
10.18     Indemnification and Warrant Purchase Agreement, dated as of April 12, 1999, by and among the Company, MVE Holdings, Inc. and each of the former members of MVE Investors, LLC listed on the signature pages thereto....................................................... (I)
10.19     Form of Promissory Note....................................................................... (I)
10.20     Form of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing.................. (I)
10.21     Warrant Agreement, dated as of April 12, 1999, between the Company and each of the persons listed on the signature pages thereto....................................................... (I)

10.22     Escrow Agreement, dated as of April 12, 1999, by and among the Company, MVE Holdings,
            Inc., Chart Acquisition Company, ACI Capital I, LLC, in its own capacity and, with respect to the Class B Escrow Amount (as defined therein), as agent and attorney-in-fact for each of the former members of MVE Investors, LLC listed therein, and Firstar Bank of Minnesota,
            N.A......................................................................................... (I)
21.1      Subsidiaries of the Registrant ...............................................................
23.1      Consent of Ernst & Young LLP .................................................................

* Management contract or compensatory plan or arrangement identified pursuant to Item 14(a)(3) of this Annual Report on Form 10-K.

(A) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-3 (Reg. No. 333-35321).

(B) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 33-52754).

(C) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(D) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 (Reg. No. 333-32535).

(E) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated July 31, 1997.

(F) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated March 27, 1998.

(G) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form 8-A, filed June 3, 1998.

(H) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(I) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated April 12, 1999.

(J) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated August 24, 1999.

(K) Incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(L) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated October 10, 2000.

(M) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated November 29, 2000.

(N) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(O) Incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(P) Incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(Q) Incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(R) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated December 31, 2001.