Form 10-Q
period 2002-03-31
CHART INDUSTRIES INC
filed 2002-05-13
CIK 892553

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

At March 31, 2002, there were 24,903,946 outstanding shares of the Company’s Common Stock, par value $.01 per share.

Page 1 of 18 sequentially numbered pages.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 11 of this Report on Form 10-Q.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,787	$11,801
Accounts receivable, net	40,384	45,427
Inventories, net	54,429	56,490
Other current assets	26,847	26,062

Total Current Assets	128,447	139,780
Property, plant and equipment, net	60,520	62,070
Goodwill, net	168,020	168,282
Other assets, net	39,485	38,848

TOTAL ASSETS	$396,472	$408,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$23,454	$25,634
Customer advances and billings in excess of contract revenue	8,477	9,290
Accrued expenses and other liabilities	29,929	35,617
Current portion of long-term debt	28,314	12,963

Total Current Liabilities	90,174	83,504
Long-term debt	244,003	259,120
Other long-term liabilities	16,966	17,016
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued or outstanding
Common stock, par value $.01 per share—60,000,000 shares authorized, 25,042,126 and 24,917,187 shares issued at March 31, 2002 and December 31, 2001, respectively	250	249
Additional paid-in capital	43,094	42,832
Retained earnings	11,246	14,699
Accumulated other comprehensive loss	(8,435)	(7,670)
Treasury stock, at cost, 138,180 and 109,437 shares at March 31, 2002 and December 31, 2001, respectively	(826)	(770)

	45,329	49,340

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$396,472	$408,980

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Sales	$67,708	$89,032
Cost of sales	50,949	61,963

Gross profit	16,759	27,069
Selling, general and administrative expense	16,317	17,475
Goodwill amortization expense		1,232
Employee separation and plant closure costs	1,143
Equity income in joint venture	(109)	(219)

	17,351	18,488

Operating (loss) income	(592)	8,581
Other income (expense):
Interest expense, net	(4,089)	(6,303)
Financing costs amortization expense	(1,324)	(368)
Derivative contracts valuation income (expense)	68	(822)

	(5,345)	(7,493)

(Loss) income before income taxes, minority interest and cumulative effect of change in accounting principle	(5,937)	1,088
Income tax (benefit) expense	(2,529)	574

(Loss) income before minority interest and cumulative effect of change in accounting principle	(3,408)	514
Minority interest, net of taxes	45	21

(Loss) income before cumulative effect of change in accounting principle	(3,453)	493
Cumulative effect of change in accounting principle, net of taxes		88

Net (loss) income	$(3,453)	$405

Net (loss) income per common share:
(Loss) income before cumulative effect of change in accounting principle	$(0.14)	$0.02
Cumulative effect of change in accounting principle		0.00

Net (loss) income per common share	$(0.14)	$0.02

Net (loss) income per common share—assuming dilution:
(Loss) income before cumulative effect of change in accounting principle	$(0.14)	$0.02
Cumulative effect of change in accounting principle		0.00

Net (loss) income per common share—assuming dilution	$(0.14)	$0.02

Shares used in per share calculations	24,849	24,382

Shares used in per share calculations—assuming dilution	24,849	24,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES
Net (loss) income	$(3,453)	$405
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle		88
Depreciation and amortization	2,770	4,503
Financing costs amortization	1,324	368
Amendment-related professional fees expensed	2,515
Employee separation and plant closure costs	234
Other non-cash operating activities	20	327
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	5,334	(1,699)
Inventory and other current assets	1,204	(4,645)
Accounts payable and other current liabilities	(8,882)	(3,995)
Customer advances and billings in excess of contract revenue	(799)	(918)

Net Cash Provided By (Used In) Operating Activities	267	(5,566)
INVESTING ACTIVITIES
Capital expenditures	(1,198)	(1,950)
Other investing activities	367	290

Net Cash Used In Investing Activities	(831)	(1,660)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	17,602	28,396
Repayments on revolving credit facilities	(17,287)	(19,837)
Principal payments on long-term debt	(176)	(2,961)
Amendment-related fees paid	(4,337)
Other financing activities	(81)	(77)

Net Cash (Used In) Provided By Financing Activities	(4,279)	5,521

Net decrease in cash and cash equivalents	(4,843)	(1,705)
Effect of exchange rate changes on cash	(171)	52
Cash and cash equivalents at beginning of period	11,801	4,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,787	$3,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—March 31, 2002
(Dollars and shares in thousands, except per share amounts)

NOTE A—Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Nature of Operations:    The Company manufactures standard and custom–built industrial process equipment primarily used for low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and use of industrial gases and hydrocarbons. Headquartered in Cleveland, Ohio, the Company has domestic operations located in 12 states and international operations located in Australia, China, the Czech Republic, Germany and the United Kingdom.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:    For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement, and the selling price to the buyer is fixed or determinable. For product lines in the Process Systems and Equipment segment, engineered tanks and liquefied natural gas fueling stations, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known.

NOTE B—Accounting Changes

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which establish financial accounting and reporting for acquired goodwill and other intangible assets and supersede Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and APB Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment and that goodwill be tested for impairment at the reporting unit level at the date of adoption and at least annually thereafter. The company determines the fair value of any indefinite lived intangible assets, compares the fair value to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Goodwill is tested utilizing a two-step approach. After recording any impairment losses for indefinite lived intangible assets, the company is required to determine the fair value of each reporting unit and compare the fair value to its carrying value, including goodwill, of such unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. If the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of the impairment, if any, would then be measured in step two, which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—March 31, 2002 (Continued)
(Dollars and shares in thousands, except per share amounts)

As part of adopting this standard as of January 1, 2002, the Company determined that it has one indefinite lived intangible asset in addition to goodwill. The Company evaluated the impairment of its one indefinite lived intangible asset during the first quarter of 2002 and determined that it was not impaired. Under SFAS No. 142, the Company has until June 30, 2002 to complete step one of the transitional impairment tests for goodwill. The Company is in the process of performing step one of the transitional impairment tests. However, the Company has not yet determined the likelihood or amount of any goodwill impairment.

Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangible assets. The following table sets forth a reconciliation of net (loss) income and earnings per share information adjusted for the non-amortization provisions of SFAS No. 142:

	Three Months Ended March 31,
	2002	2001
Reported (loss) income before cumulative effective of change in accounting principle	$(3,453)	$493
Add back goodwill and indefinite lived intangible asset amortization, net of tax		1,295

Adjusted (loss) income before cumulative effect of change in accounting principle	(3,453)	1,788
Cumulative effect of change in accounting principle		88

Adjusted net (loss) income	$(3,453)	$1,700

Basic and diluted earnings per share:
Reported (loss) income before cumulative effect of change in accounting principle	$(0.14)	$0.02
Add back goodwill and indefinite lived intangible asset amortization, net of tax		0.05

Adjusted (loss) income before cumulative effect of change in accounting principle	(0.14)	0.07
Cumulative effect of change in accounting principle		0.00

Adjusted net (loss) income	$(0.14)	$0.07

Weighted average shares—basic	24,849	24,382
Weighted average shares—assuming dilution	24,849	24,612

The following table displays the intangible assets that continue to be subject to amortization and accumulated amortization as well as intangible assets not subject to amortization.

	March 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Existing technology	$7,690	$(3,985)	$7,690	$(3,649)
Patents	1,937	(712)	1,977	(676)

	$9,637	(4,697)	$9,667	$(4,325)

Unamortized intangible assets
Know-how and intellectual property	$4,277		$4,368
Goodwill	168,020		168,282

	$172,297		$172,650

Differences in gross carrying amounts at March 31, 2002 and December 31, 2001 are attributable to exchange rate changes on Pound Sterling intangible assets.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—March 31, 2002 (Continued)
(Dollars and shares in thousands, except per share amounts)

Amortization expense for intangible assets subject to amortization was $385 for the three months ended March 31, 2002, and is estimated to be approximately $1,500 annually for fiscal years 2002 through 2004, and approximately $200 annually for fiscal years 2005 and 2006.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Initial adoption of SFAS No. 144 had no effect on the Company’s financial statements.

NOTE C—Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for all companies. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect this statement to have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

NOTE D—Inventories

The components of inventory consist of the following:

	March 31, 2002	December 31, 2001
Raw materials and supplies	$30,653	$31,004
Work in process	14,843	14,639
Finished goods	9,083	10,997
LIFO reserve	(150)	(150)

	$54,429	$56,490

NOTE E—Debt and Credit Arrangements

In March 1999 the Company negotiated a consolidated credit and revolving loan facility (the “Credit Facility”), which originally provided for term loans of up to $250,000 and a revolving credit line of $50,000, which may also be used for the issuance of letters of credit. The Company entered into the Series 1 Incremental Revolving Credit Facility in November 2000 and the Series 2 Incremental Revolving Credit Facility in April 2001 (collectively, the “Incremental Credit Facility”), providing a revolving credit line of $10,000 in addition to the credit line available under the Credit Facility. At March 31, 2002, the Company had borrowings of $218,191 and $34,800 on the term loan and revolving credit portions of its Credit Facility, and borrowings of $10,000 on its Incremental Credit Facility. The Credit Facility and Incremental Credit Facility were amended in March 2002 (the “March 2002 Amendments”) to modify certain covenants until March 31, 2003, to defer $25,747 of term loan amortization payments from scheduled payment dates in 2002 to primarily 2005 and to extend the Incremental Credit Facility to March 31, 2003. The March 2002 Amendments resulted in an increase in interest rates of 0.25 percent, the addition of one financial covenant and scheduled reductions in the commitment amounts of the revolving credit lines of the Credit Facility and the Incremental Credit Facility.

The March 2002 Amendments call for the Company to prepay borrowings under the Credit Facility and Incremental Credit Facility in an aggregate amount of at least $75,000 (“Minimum Prepayment Amount”) from the net proceeds of an equity investment, sale of assets and other sources of new capital. If the Minimum Prepayment Amount is not made by September 30, 2002, the Company’s interest rates will increase by another 0.25 percent, and will increase again by 0.25 percent each quarter thereafter. If the Minimum Prepayment Amount is achieved, these additional interest rate increases will be eliminated. The March 2002 Amendments also provide for the issuance of market-priced warrants to the lenders for the purchase of two percent of the Company’s Common Stock at June 28, 2002. If the Minimum Prepayment Amount is not made by September 30 or December 31, 2002, the lenders will be issued market-priced warrants for the purchase of an additional five percent and three percent, respectively, of the Company’s Common Stock. If at least $50,000 of the Minimum Prepayment Amount is made from the net proceeds of an equity investment by September 30 or December 31, 2002, no warrants will be required to be issued to the lenders on those dates.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—March 31, 2002 (Continued)
(Dollars and shares in thousands, except per share amounts)

Under the terms of the Credit Facility, as modified by the March 2002 Amendments, term loans and revolving credit bear interest, at the Company’s option, at rates equal to the prime rate plus incremental margins or LIBOR plus incremental margins. The incremental margins vary based on the Company’s financial position and currently range from 2.0 percent to 4.75 percent. At March 31, 2002, the Company’s average interest rate for borrowings on the Credit Facility was 6.21%. The Company has entered into two interest rate derivative contracts to manage interest rate risk exposure relative to the term loan portions of the Credit Facility. The Company is also required to pay a commitment fee of 0.5 percent per annum on the unused amount of the revolving credit portion of the Credit Facility. At March 31, 2002, the Company had letters of credit outstanding and bank guarantees totaling $15,102 supported by the Credit Facility.

The Credit Facility, as modified by the March 2002 Amendments, contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. The Company is permitted to pay cash dividends not exceeding $7,200 in any fiscal year after January 1, 2001, but only if at both the time of payment of the dividend and immediately thereafter there is no event of default under the Credit Facility. The Company, however, has not paid dividends since the second quarter of 1999. As of March 31, 2002, the Company was in compliance with the covenants and conditions of the Credit Facility.

NOTE F—Net (Loss) Income per Share

The calculations of basic and diluted net income or loss per share for the three-month periods ended March 31, 2002 and 2001 are set forth below. The assumed conversion of the Company’s potentially dilutive securities (employee stock options and warrants) was not dilutive for the three-month period ended March 31, 2002. As a result, the calculation of diluted net loss per share for the three-month period ended March 31, 2002 set forth below does not reflect any assumed conversion. The amount of potentially dilutive securities is presented in the table for both periods, however, to give an indication of the potential dilution that may occur in future periods.

	Three Months Ended March 31,
	2002	2001
Net (loss) income	$(3,453)	$405

Weighted-average common shares	24,849	24,382
Effect of dilutive securities:
Employee stock options and warrants	81	230

Dilutive potential common shares	24,930	24,612

Net (loss) income per common share:
(Loss) income before cumulative effect of change in accounting principle	$(0.14)	$0.02
Cumulative effect of change in accounting principle		0.00

Net (loss) income per common share	$(0.14)	$0.02

Net (loss) income per common share—assuming dilution:
(Loss) income before cumulative effect of change in accounting principle	$(0.14)	$0.02
Cumulative effect of change in accounting principle		0.00

Net (loss) income per common share—assuming dilution	$(0.14)	$0.02

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—March 31, 2002 (Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE G—Comprehensive Loss

The Company reports comprehensive loss in its consolidated statement of shareholders’ equity. The components of accumulated other comprehensive loss are as follows:

	March 31, 2002	December 31, 2002
Foreign currency translation adjustments	$7,257	$6,492
Minimum pension liability adjustments, net of taxes of $737	1,178	1,178

	$8,435	$7,670

Total comprehensive loss for the three months ended March 31, 2002 and 2001 was $4,218 and $2,571 respectively.

NOTE H—Employee Separation and Plant Closure Costs

During the first quarter of 2002, the Company recorded employee separation and plant closure costs of $1,143. These costs related to the pending closure of the Denver, Colorado manufacturing facility of the Distribution and Storage segment. The charges included $869 for lease termination and facility-related closure costs and $274 for severance and other benefits related to terminating 23 employees. The Company also recorded a non-cash inventory valuation charge included in cost of sales of $234 for the write-off of inventory at this site. At March 31, 2002, the Company had a reserve of $1,143 remaining for the closure of the Denver facility.

At December 31, 2001, the Company had an employee separation and plant closure costs reserve of $486 remaining related to several actions taken in 2001, principally the closure of certain sites within the cryogenic services business of the Distribution and Storage segment. Due to payments made in the first quarter of 2002, at March 31, 2002, the Company had a reserve of $285 remaining related to these actions, primarily for lease termination costs.

NOTE I—Operating Segments

The Company has the following three reportable segments: applied technologies (“Applied Technologies”), distribution and storage equipment (“Distribution and Storage”) and process systems and equipment (“Process Systems”). The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The Applied Technologies segment sells products including liquefied natural gas (“LNG”) alternative fuel systems, telemetry products, magnetic resonance imaging (“MRI”) cryostat components, bulk liquid CO2 systems, medical products, biological storage systems, cryogenic systems and components and stainless steel tubing. The Distribution and Storage segment sells cryogenic bulk storage systems, cryogenic packaged gas systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The Process Systems segment sells heat exchangers and coldboxes to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases. Due to the nature of the products that each segment sells, there are no intersegment sales.

The Company evaluates performance and allocates resources based on operating income (loss), which is defined as profit or loss from operations before gain (loss) on sale of assets, net interest expense, deferred financing costs amortization expense, derivative contracts valuation income (expense), income taxes, minority interest and cumulative effect of change in accounting principle.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—March 31, 2002 (Continued)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31, 2002
	Applied Technologies	Distribution & Storage	Process Systems	Corporate	Total
Sales	$30,507	$24,796	$12,405		$67,708
Operating income (loss)(A)(B)	3,886	(525)	518	$(4,471)	(592)

	Three Months Ended March 31, 2001
	Applied Technologies	Distribution & Storage	Process Systems	Corporate	Total
Sales	$34,124	$33,579	$21,329		$89,032
Operating income (loss)	5,598	1,600	2,772	$(1,389)	8,581

(A)
Distribution and Storage operating loss for the three months ended March 31, 2002 includes $1,143 of employee separation and plant closure costs and $234 in inventory valuation charges related to the pending closure of the Company’s Denver, Colorado mobile equipment manufacturing facility.

(B)	Corporate operating loss for the three months ended March 31, 2002 includes $2,515 of professional fees incurred in obtaining the latest amendments to the Company’s credit facilities.

NOTE J—Contingencies

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

The Company has been named as a defendant in several similar civil cases pending related to an accident occurring on December 7, 2000 at a nursing home outside Dayton, Ohio. A nitrogen tank was connected to the nursing home’s oxygen system resulting in the death of five elderly patients and injuries to five additional patients from inhaling the nitrogen. The claims against the Company in these cases include negligence, strict product liability, failure to warn, negligence per se, breach of warranty, punitive damages, wrongful death, loss of consortium and negligent infliction of emotional distress. The allegations underlying the claims include defective or deficient manufacture, construction, design, labeling, formulation and warnings with regard to a cylinder. The plaintiffs in these cases are seeking, in total, $28,500 in compensatory damages, $30,000 in punitive damages, $2,000 for loss of consortium damages, prejudgment and post-judgment interest and costs and fees from the Company and other defendants named in the claims. The Company is vigorously defending all of these cases and has filed its answer, denied all liability and cross-claimed for contribution from certain co-defendants. Certain co-defendants have filed cross-claims against the Company claiming contribution. Certain of these cases have been settled with the other defendants, and others are scheduled to be mediated. The Company is not involved in any of the mediation or settlement negotiations, in part because the Company has not received any settlement demands. Additionally, the Company believes that the claims made against it are the most tenuous of any defendant and that the plaintiffs will be unable to articulate a plausible negligence claim based on product liability. Of further significance is the fact that some of the co-defendants have been criminally indicted in this matter. The Company, however, has not been so indicted. The court has granted stays in all of these cases pending the outcome of the criminal charges.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Market Overview

The Company completed the first phase of its financial restructuring in the first quarter of 2002 by obtaining necessary amendments to the Company’s credit facilities. With the amendments completed, the Company is now able to focus on methods of paying down debt and reducing leverage, ultimately leading to improved shareholder value.

The Company’s performance by business segment during the first quarter of 2002 was mixed but generally in line with internal forecasts for this soft economic period. The Process Systems and Equipment (“PS&E”) segment had a second consecutive quarter of strong order intake and improved gross margin contribution. This segment continues to actively bid natural gas, ethylene and other large hydrocarbon projects worldwide and is building a strong backlog of work with good gross margin potential, which is expected to help improve the Company’s earnings in future quarters. The Company experienced continued softness in its Distribution and Storage (“D&S”) segment. This segment was below plan in orders, sales and gross margin for the first quarter of 2002. The sales decline in the D&S segment again caused low factory throughput, resulting in under-absorption of overhead expenses. Applied Technologies (“AT”), the Company’s largest segment, experienced some softness in demand for products which serve the electronics industries, but otherwise provided planned orders, sales and gross margin contributions for the quarter.

Based upon the Company’s understanding of current economic conditions, management expects the second quarter of 2002 to exhibit stronger sales and gross margin contribution than the first quarter of 2002. With major expenses for bank amendments recognized in the first quarter of 2002, the Company expects to generate net income for the second quarter of 2002. Management anticipates improvements in sales, gross margin and net income in each succeeding quarter of 2002. For the full year, management continues to anticipate sales growth over 2001 of five to ten percent, average gross profit margin between 26 and 28 percent and recurring selling, general and administrative (“SG&A”) expenses to be comparable to 2001.

Three Months Ended March 31, 2002 and 2001

Sales for the first quarter of 2002 were $67.7 million versus $89.0 million for the first quarter of 2001, a decrease of $21.3 million, or 24.0 percent. This sales decrease occurred in all three segments. The $21.3 million of PS&E segment sales in the first quarter of 2001 included heat exchangers and cold boxes for the Trinidad project and several smaller hydrocarbon projects, which did not reoccur in the first quarter of 2002. Sales for the PS&E segment did improve, however, by $1.8 million over the fourth quarter of 2001. In the D&S segment, sales of bulk tanks declined $5.3 million and sales of packaged gases declined $4.7 million compared to the first quarter of 2001 as a result of continued softness in the U.S. metal fabrication industry and related businesses. AT sales declined $3.6 million compared to the first quarter of 2001 primarily due to weak cryogenic systems sales.

Gross profit for the first quarter of 2002 was $16.8 million versus $27.1 million for the first quarter of 2001. Gross profit margin for the first quarter of 2002 was 24.8 percent versus 30.4 percent for the first quarter of 2001. The decreases in gross profit and gross profit margin occurred in all three segments. The decline in the AT segment is mainly due to softer sales to the electronics and aerospace industries. The lower D&S gross profit and gross profit margin were primarily caused by low factory throughput, particularly for bulk tank and packaged gas products, resulting in under-absorption of overhead expenses. The PS&E segment gross profit and gross profit margin declines were largely the result of lower volume due to the completion of the Bechtel jobs for the Trinidad LNG Expansion project in 2001 and certain non-recurring equipment sales in 2001.

In March 2002, the United States Government instituted various levels of tariffs on certain imported steel products. These tariffs will have the impact of increasing the manufactured cost of certain of the Company’s D&S segment bulk storage tanks by between 8 percent and 18 percent. The Company has announced a surcharge related to these bulk storage tanks in order to pass the tariff costs on to its customers. The Company does not know at this time what effect, if any, these steel tariffs will have on the future sales and gross margin of the D&S segment.

SG&A expense for the first quarter of 2002 was $16.3 million versus $17.5 million for the first quarter of 2001. The first-quarter 2002 SG&A expense included $2.5 million of professional fees incurred in obtaining the latest amendments to the Company’s credit facilities. Excluding the $2.5 million of amendment-related professional fees, SG&A expense of $13.8 million represents a significant improvement from the first-quarter 2001 quarterly high of $17.5 million, and reflects the Company’s efforts to reduce SG&A in response to lower sales volume. SG&A expense as a percentage of sales, excluding the $2.5 million in fees, was 20.4 percent for the first quarter of 2002 versus 19.6 percent for the first quarter of 2001.

The Company recorded $1.2 million of goodwill amortization in the first quarter of 2001. Due to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of 2002, the Company will no longer record goodwill amortization.

During the first quarter of 2002, the Company recorded employee separation and plant closure costs of $1.1 million related to its decision to close the Denver, Colorado mobile equipment manufacturing facility of the D&S segment. The charges included $0.8 million for lease termination and facility closure-related costs and $0.3 million for severance and other benefits related to terminating 23 employees. The Company also recorded a non-cash inventory valuation charge included in cost of sales of $0.2 million for the write-off of inventory at this site.

In late 2001, the Company engaged consultants to perform an operations review of all of its domestic and foreign operating facilities. This review, which is now being finalized, proposes possible operational restructuring actions which management believes could result in substantial future improvements in the Company’s earnings. The Company is committed to reviewing these actions and implementing the changes, if any, that the Company believes will increase shareholder value. It is probable that the Company will incur additional charges in 2002 related to these restructuring actions.

The Company recorded $0.1 million of equity income in its Coastal Fabrication joint venture in the first quarter of 2002, compared with equity income of $0.2 million in the first quarter of 2001.

Net interest expense for the first quarter of 2002 was $4.1 million compared with $6.3 million for the first quarter of 2001, reflecting lower overall interest rates. The Company manages its interest rate exposure through the use of interest rate collars on approximately 50 percent of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. The Company’s interest rate collars do not qualify as hedges under the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which the Company adopted effective January 1, 2001. This statement requires such collars to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statement of operations. Accordingly, the Company recorded a charge to operations as of January 1, 2001 as a cumulative effect of a change in accounting principle, net of income taxes. The interest rate collars are valued using the market standard methodology of discounting the expected future cash payments based on an expectation of future interest rates derived from observed market interest rate curves. These valuations resulted in derivative contracts valuation income of $0.1 million in the first quarter of 2002 compared with derivative contracts valuation expense of $0.8 million in the first quarter of 2001. The liability relating to the collars of $2.2 million is recorded by the Company in accrued interest in the consolidated balance sheet at March 31, 2002, and represents the estimated payments to be made over the life of the collars. An interest rate collar covering $76.0 million of the Company’s debt expires on June 30, 2002. The remaining interest rate collar covering $32.6 million of debt expires on March 31, 2006.

The Company recorded $1.3 million of financing costs amortization expense in the first quarter of 2002 compared with $0.4 million in the first quarter of 2001. The first-quarter 2002 financing costs amortization expense includes $1.0 million related to the Company obtaining waivers of certain financial covenants to March 15, 2002. Under its current capital structure, the Company expects financing costs amortization expense to be approximately $0.4 million per quarter for the rest of 2002.

As a result of the foregoing, the Company reported a net loss of $3.5 million, or $0.14 per diluted share, for the first quarter of 2002 compared with net income of $0.4 million, or $0.02 per diluted share, for the first quarter of 2001.

Liquidity and Capital Resources

Cash provided by operations in the first quarter of 2002 was $0.3 million compared with $5.6 million used in operations in the first quarter of 2001. The Company’s 2002 first-quarter operating cash flow primarily reflects working capital improvements in accounts receivable and inventory, offset by necessary payments of accounts payable and other current liabilities.

Capital expenditures for the first quarter of 2002 were $1.2 million compared with $2.0 million in the first quarter of 2001, and represented planned maintenance level expenditures.

At March 31, 2002, the Company had borrowings of $218.2 million and $34.8 million on the term loan and revolving credit portions of its Credit Facility, respectively, and borrowings of $10.0 million on its Incremental Credit Facility. The Credit Facility and Incremental Credit Facility were amended in March 2002 (the “March 2002 Amendments”) to modify certain covenants until March 31, 2003, to defer $25.7 million of term loan amortization payments from scheduled payment dates in 2002 to primarily 2005 and to extend the Incremental Credit Facility to March 31, 2003. The March 2002 Amendments resulted in an increase in interest rates of 0.25 percent, the addition of one financial covenant and scheduled reductions in the commitment amounts of the revolving credit lines of the Credit Facility and the Incremental Credit Facility.

The March 2002 Amendments call for the Company to prepay borrowings under the Credit Facility and Incremental Credit Facility in an aggregate amount of at least $75.0 million (“Minimum Prepayment Amount”) from the net proceeds of an equity investment, sale of assets and other sources of new capital. If the Minimum Prepayment Amount is not made by September 30, 2002, the Company’s interest rates will increase by another 0.25 percent, and will increase again by 0.25 percent each quarter thereafter. If the Minimum Prepayment Amount is achieved, these additional interest rate increases will be eliminated. The March 2002 Amendments also provide for the issuance of market-priced warrants to the lenders for the purchase of two percent of the Company’s Common Stock at June 28, 2002. If the Minimum Prepayment Amount is not made by September 30 or December 31, 2002, the lenders will be issued market-priced warrants for the purchase of an additional five percent and three percent, respectively, of the Company’s Common Stock. If at least $50.0 million of the Minimum Prepayment Amount is made from the net proceeds of an equity investment by September 30 or December 31, 2002, no warrants will be required to be issued to the lenders on those dates.

The Credit Facility, as modified by the March 2002 Amendments, contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. The Company is permitted to pay cash dividends not exceeding $7.2 million in any fiscal year after January 1, 2001, but only if at both the time of payment of the dividend and immediately thereafter there is no event of default under the Credit Facility. The Company, however, has not paid dividends since the second quarter of 1999. As of March 31, 2002, the Company was in compliance with the covenants and conditions of the Credit Facility.

The Company had total debt of $272.3 million and $272.1 million at March 31, 2002 and December 31, 2001, respectively. The increase in the current portion of long-term debt, from $13.0 million at December 31, 2001 to $28.3 million at March 31, 2002, is due to increasing quarterly amortization on the term loan portions of the Credit Facility and the expiration of the Incremental Credit Facility at March 31, 2003.

The Company is continuing to pursue other potential sources of capital and is currently in discussions with several investor groups, including one group that is at an advanced stage of due diligence, regarding a potential investment in the Company. The Company is also pursuing the sale of certain assets that are non-core. Proceeds from any of these transactions would be used by the Company to pay down debt obligations on its Credit Facility and Incremental Credit Facility.

The Company currently believes that cash forecasted to be generated by operations and access to capital markets will be sufficient to satisfy its working capital, capital expenditure and debt repayment requirements for 2002.

Orders and Backlog

Chart’s consolidated orders for the first quarter of 2002 totaled $75.5 million, compared with orders of $80.3 million for the fourth quarter of 2001. Chart’s consolidated firm order backlog at March 31, 2002 was $73.8 million, compared with $64.8 million at December 31, 2001.

AT orders for the first quarter of 2002 totaled $33.3 million, compared with $38.5 million for the fourth quarter of 2001. The AT segment experienced a typical first-quarter slowdown in orders for most of its products against the relative high water mark of the fourth quarter of 2001. AT backlog for the first quarter of 2002 of $17.2 million improved compared to $13.8 million for the fourth quarter of 2001.

D&S orders for the first quarter of 2002 totaled $22.5 million, compared with $22.9 million for the fourth quarter of 2001. Orders have been at low levels in D&S over the last three quarters, reflecting worldwide economic softness and tighter capital budgeting by customers. The Company is anticipating a second-half recovery in this segment.

PS&E orders for the first quarter of 2002 totaled $19.7 million, compared with $19.0 million in the fourth quarter of 2001. Orders in this segment have measurably improved, especially in the hydrocarbon processing market. PS&E backlog of $31.7 million significantly improved over fourth-quarter 2001 backlog of $24.4 million.

Critical Accounting Policies

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As such, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in the Company’s 2001 Annual Report on Form 10-K, filed on April 1, 2002, in the Notes to the Consolidated Financial Statements, Note A, and under the caption “Critical Accounting Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts and inventory valuation reserves, derivatives, debt covenants, pensions and deferred tax assets.

Accounting Changes and Recently Issued Accounting Standards

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which establish financial accounting and reporting for acquired goodwill and other intangible assets and supersede Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and APB Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company is in the process of performing step one of the transitional impairment tests of SFAS No. 142 and has not yet determined the likelihood or amount of any goodwill impairment.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Initial adoption of SFAS No. 144 had no effect on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for all companies. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, political, business and market conditions and foreign currency fluctuations; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) the effectiveness of operational changes expected to increase efficiency and productivity; (f) the ability of the Company to manage its fixed-price contract exposure; (g) the ability of the Company to pass on increases in raw material prices, including as a result of tariffs; (h) the Company’s relations with its employees; (i) the extent of product liability claims asserted against the Company; (j) variability in the Company’s operating results; (k) the ability of the Company to attract and retain key personnel; (l) the costs of compliance with environmental matters; (m) the ability of the Company to protect its proprietary information; (n) the ability of the Company to access additional sources of capital and sell certain assets on acceptable terms; (o) the ability of the Company to satisfy debt covenants, pay down its debt and restructure its debt arrangements; and (p) the threat of terrorism and the impact of responses to that threat.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company’s primary interest rate risk exposure results from the Credit Facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by the use of interest rate collars on approximately 50 percent of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. An interest rate collar covering $76.0 million of the Company’s debt expires on June 30, 2002. The remaining interest rate collar covering $32.6 million of debt expires on March 31, 2006. The fair value of the contracts related to the collars at March 31, 2002 is a liability of $2.2 million. If interest rates were to increase 200 basis points (2 percent) from March 31, 2002 rates, and assuming no changes in debt from the March 31, 2002 levels, the additional annual expense would be approximately $5.1 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound, the Czech Koruna and the Euro. Monthly measurement, evaluation and foreign currency forward exchange contracts are employed as methods to reduce this risk. The Company enters into foreign currency forward exchange contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign currency forward exchange contracts at March 31, 2002, the result would be a loss in fair value of approximately $0.1 million.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

See the Exhibit Index on page 18 of this Form 10-Q.

(b)  Reports on Form 8-K.

During the quarter ended March 31, 2002, the Company filed a Current Report on Form 8-K, dated December 31, 2001, which reported that the Company had entered into amendments effective December 31, 2001 to its existing credit facilities and included copies of the amendments and a related press release as exhibits, and also filed a Current Report on Form 8-K, dated January 28, 2002, which furnished a press release pursuant to Regulation FD and was amended to correct an EDGAR submission error on April 8, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHART INDUSTRIES, INC. (Registrant)

By:	/s/ MICHAEL F. BIEHL
Michael F. Biehl Chief Financial Officer and Treasurer (Duly Authorized and Principal Financial Officer)

Date:    May 13, 2002

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1
Amendment No. 1 to Employment Agreement, dated as of February 15, 2002, by and between the Company and James R. Sadowski (incorporated herein by reference to exhibit 10.14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.2
Amendment No. 5, dated as of March 15, 2002, to the Credit Agreement, dated as of April 12, 1999, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Lenders signatory thereto (all as defined therein), JPMorgan Chase Bank, as Administrative Agent, and National City Bank, as Documentation Agent (incorporated herein by reference to exhibit 10.17.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.3
Amendment No. 3, dated as of March 15, 2002, to the Series 1 Incremental Revolving Credit Agreement, dated as of November 29, 2000, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Series 1 Lenders signatory thereto (all as defined therein), and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to exhibit 10.17.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.4
Amendment No. 3, dated as of March 15, 2002, to the Series 2 Incremental Revolving Credit Agreement, dated as of April 17, 2001, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Series 2 Lenders signatory thereto (all as defined therein), and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to exhibit 10.17.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)