Form 10-Q
period 2002-06-30
CHART INDUSTRIES INC
filed 2002-08-14
CIK 892553

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

At June 30, 2002, there were 25,025,239 outstanding shares of the Company’s Common Stock, par value $.01 per share.

Page 1 of 22 sequentially numbered pages.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

The information required by Rule 10-01 of Regulation S-X is set forth on pages 3 through 12 of this Report on Form 10-Q.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,656	$11,801
Accounts receivable, net	48,184	45,427
Inventories, net	52,780	56,490
Other current assets	31,244	26,062

Total Current Assets	138,864	139,780
Property, plant and equipment, net	60,972	62,070
Goodwill, net	168,939	168,282
Other assets, net	39,340	38,848

TOTAL ASSETS	$408,115	$408,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$27,985	$25,634
Customer advances and billings in excess of contract revenue	12,535	9,290
Accrued expenses and other liabilities	27,837	35,617
Current portion of long-term debt	34,747	12,963

Total Current Liabilities	103,104	83,504
Long-term debt	236,445	259,120
Other long-term liabilities	16,647	17,016
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued or outstanding Common stock, par value $.01 per share – 60,000,000 shares authorized, 25,188,619 and 24,917,187 shares issued at June 30, 2002 and December 31, 2001, respectively	252	249
Additional paid-in capital	43,453	42,832
Retained earnings	11,605	14,699
Accumulated other comprehensive loss	(2,504)	(7,670)
Treasury stock, at cost, 163,380 and 109,437 shares at June 30, 2002 and December 31, 2001, respectively	(887)	(770)

	51,919	49,340

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$408,115	$408,980

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Sales	$79,180	$84,797	$146,888	$173,829
Cost of sales	58,589	63,266	109,538	125,229

Gross profit	20,591	21,531	37,350	48,600
Selling, general and administrative expense	15,049	14,118	31,555	32,412
Employee separation and plant closure costs	165	1,539	1,308	1,539
Equity income in joint venture	(170)	(64)	(279)	(283)

	15,044	15,593	32,584	33,668

Operating income	5,547	5,938	4,766	14,932
Other income (expense):
Gain on sale of assets	1,420		1,420
Interest expense, net	(4,666)	(5,893)	(8,755)	(12,196)
Financing costs amortization	(421)	(375)	(1,745)	(743)
Derivative contracts valuation expense	(480)	(240)	(412)	(1,062)
Foreign currency (loss) gain	(851)	431	(662)	18

	(4,998)	(6,077)	(10,154)	(13,983)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	549	(139)	(5,388)	949
Income tax expense (benefit)	234	260	(2,295)	834

Income (loss) before minority interest and cumulative effect of change in accounting principle	315	(399)	(3,093)	115
Minority interest, net of taxes	(44)	25	1	46
Income (loss) before cumulative effect of change in accounting principle	359	(424)	(3,094)	69
Cumulative effect of change in accounting principle, net of taxes				88

Net income (loss)	$359	$(424)	$(3,094)	$(19)

Net income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$0.01	$(0.02)	$(0.12)	$0.00
Cumulative effect of change in accounting principle				0.00

Net income (loss) per common share	$0.01	$(0.02)	$(0.12)	$0.00

Net income (loss) per common share — assuming dilution:
Income (loss) before cumulative effect of change in accounting principle	$0.01	$(0.02)	$(0.12)	$0.00
Cumulative effect of change in accounting principle				0.00

Net income (loss) per common share — assuming dilution	$0.01	$(0.02)	$(0.12)	$0.00

Shares used in per share calculations	24,951	24,534	24,900	24,458

Shares used in per share calculations – assuming dilution	25,041	24,534	24,900	24,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(3,094)	$(19)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle		88
Gain on sale of assets	(1,420)
Depreciation and amortization	5,630	8,350
Financing costs amortization	1,745	743
Amendment-related professional fees expensed	3,538
Employee separation and plant closure costs	232	1,180
Other non-cash operating activities	(1,033)	569
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(2,304)	(578)
Inventory and other current assets	(2)	1,708
Accounts payable and other current liabilities	(7,560)	(17,053)
Customer advances and billings in excess of contract revenue	2,587	(1,414)

Net Cash Provided By (Used In) Operating Activities	385	(6,426)
INVESTING ACTIVITIES
Capital expenditures	(1,855)	(4,030)
Proceeds from sale of assets	2,300
Other investing activities	489	(426)

Net Cash Provided By (Used In) Investing Activities	934	(4,456)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	21,786	64,857
Repayments on revolving credit facilities	(21,591)	(46,078)
Principal payments on long-term debt	(1,586)	(9,438)
Amendment-related fees paid	(5,380)
Other financing activities	(141)	(43)

Net Cash (Used In) Provided By Financing Activities	(6,912)	9,298

Net decrease in cash and cash equivalents	(5,592)	(1,584)
Effect of exchange rate changes on cash	448	(547)
Cash and cash equivalents at beginning of period	11,801	4,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,656	$2,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2002
(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

            The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

NOTE B — Accounting Changes

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

            SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment and that goodwill be tested for impairment at the reporting unit level at the date of adoption and at least annually thereafter. The company determines the fair value of any indefinite lived intangible assets, compares the fair value to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Goodwill is tested utilizing a two-step approach. After recording any impairment losses for indefinite lived intangible assets, the company is required to determine the fair value of each reporting unit and compare the fair value to its carrying value, including goodwill, of such reporting unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. If the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of the impairment, if any, would then be measured in step two, which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2002
(Dollars and shares in thousands, except per share amounts)

NOTE B — Accounting Changes - Continued

            As part of adopting this standard as of January 1, 2002, the Company determined that it has one indefinite lived intangible asset in addition to goodwill. The Company evaluated the impairment of its one indefinite lived intangible asset during the first quarter of 2002 and determined that it was not impaired. The Company completed step one of the transitional impairment test for goodwill during the second quarter of 2002 and determined there were no indicators of impairment as of January 1, 2002. As such, the Company will not record a cumulative effect charge as of January 1, 2002 for the adoption of SFAS No. 142.

            Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangible assets. The following table sets forth a reconciliation of net income (loss) and earnings per share information adjusted in 2001 for the non-amortization provisions of SFAS No. 142:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Reported income (loss) before cumulative effective of change in accounting principle	$359	$(424)	$(3,094)	$69
Add back goodwill and indefinite lived intangible asset amortization, net of tax		1,368		2,663

Adjusted income (loss) before cumulative effect of change in accounting principle	359	944	(3,094)	2,732
Cumulative effect of change in accounting principle				88

Adjusted net income (loss)	$359	$944	$(3,094)	$2,644

Basic and diluted earnings per share:
Reported income (loss) before cumulative effect of change in accounting principle	$0.01	$(0.02)	$(0.12)	$0.00
Add back goodwill and indefinite lived intangible asset amortization, net of tax		0.06		0.11

Adjusted income (loss) before cumulative effect of change in accounting principle	0.01	0.04	(0.12)	0.11
Cumulative effect of change in accounting principle				0.00

Adjusted net income (loss)	$0.01	$0.04	$(0.12)	$0.11

Weighted average shares – basic	24,951	24,534	24,900	24,458
Weighted average shares – assuming dilution	25,041	24,534	24,900	24,633

            The following table displays the intangible assets that continue to be subject to amortization and accumulated amortization as well as intangible assets not subject to amortization.

	June 30, 2002		December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets
Existing technology	$7,690	$(4,322)	$7,690	$(3,649)
Patents	2,053	(805)	1,977	(676)

	$9,743	$(5,127)	$9,667	$(4,325)

Unamortized intangible assets
Know-how and intellectual property	$6,128	$(1,532)	$5,824	$(1,456)
Goodwill	183,590	(14,651)	182,865	(14,583)

	$189,718	$(16,183)	$188,689	$(16,039)

            Differences in gross carrying amounts between June 30, 2002 and December 31, 2001 are attributable to exchange rate changes on Pound Sterling intangible assets.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2002
(Dollars and shares in thousands, except per share amounts)

NOTE B — Accounting Changes - Continued

            Amortization expense for intangible assets subject to amortization was $387 and $772 for the three and six months ended June 30, 2002, respectively, and is estimated to be approximately $1,500 annually for fiscal years 2002 through 2004, and approximately $200 annually for fiscal years 2005 and 2006.

            Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Effective May 15, 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which rescinds, amends and clarifies certain previously issued FASB statements. Initial adoption of SFAS No. 144 and No. 145 had no effect on the Company’s financial statements.

NOTE C — Recently Issued Accounting Standards

            In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for all companies. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect this statement to have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

            In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect this statement to have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

NOTE D — Inventories

The components of inventory consist of the following:

	June 30, 2002	December 31, 2001

Raw materials and supplies	$28,720	$31,004
Work in process	16,055	14,639
Finished goods	8,155	10,997
LIFO reserve	(150)	(150)

	$52,780	$56,490

NOTE E — Debt and Credit Arrangements

            In March 1999 the Company negotiated a consolidated credit and revolving loan facility (the “Credit Facility”), which originally provided for term loans of up to $250,000 and a revolving credit line of $50,000, which may also be used for the issuance of letters of credit. The Company entered into the Series 1 Incremental Revolving Credit Facility in November 2000 and the Series 2 Incremental Revolving Credit Facility in April 2001 (collectively, the “Incremental Credit Facility”), providing a revolving credit line of $10,000 in addition to the credit line available under the Credit Facility. At June 30, 2002, the Company had borrowings of $217,760 and $35,730 on the term loan and revolving credit portions of its Credit Facility, and borrowings of $9,980 on its Incremental Credit Facility. The Credit Facility and Incremental Credit Facility were amended in March 2002 (the “March 2002 Amendments”) to modify certain covenants until March 31, 2003, to defer $25,747 of term loan amortization payments from scheduled payment dates in 2002 to primarily 2005 and to extend the Incremental Credit Facility to March 31, 2003. The March 2002 Amendments resulted in an increase in interest rates of 0.25 percent, the addition of one financial covenant and scheduled reductions in the commitment amounts of the revolving credit lines of the Credit Facility and the Incremental Credit Facility.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2002
(Dollars and shares in thousands, except per share amounts)

NOTE E — Debt and Credit Arrangements – Continued

            The March 2002 Amendments call for the Company to prepay borrowings under the Credit Facility and Incremental Credit Facility in an aggregate amount of at least $75,000 (“Minimum Prepayment Amount”) from the net proceeds of an equity investment, sale of assets and other sources of new capital. If the Minimum Prepayment Amount is not made by September 30, 2002, the Company’s interest rates will increase by another 0.25 percent, and will increase again by 0.25 percent each quarter thereafter. If the Minimum Prepayment Amount is achieved, these additional interest rate increases will be eliminated. The March 2002 Amendments also provided for the issuance of market-priced warrants to the lenders for the purchase of two percent of the Company’s Common Stock at June 28, 2002. Accordingly, the Company was obligated to issue to its lenders at June 28, 2002 warrants to purchase, in the aggregate, 513,559 shares of Chart Common Stock at an exercise price of $2.425 per share. These warrants have been valued at $729 and will be amortized to financing costs amortization expense over the remaining term of the Company’s Credit Facility, which expires in March 2006. If the Minimum Prepayment Amount is not made by September 30 or December 31, 2002, the lenders will be issued market-priced warrants (which may be priced above or below $2.425 per share, depending on the market prices of the Company’s Common Stock preceding the respective dates of issuance) for the purchase of an additional five percent and three percent, respectively, of the Company’s Common Stock. If at least $50,000 of the Minimum Prepayment Amount is made from the net proceeds of an equity investment by September 30 or December 31, 2002, no warrants will be required to be issued to the lenders on those dates.

            Under the terms of the Credit Facility, as modified by the March 2002 Amendments, term loans and revolving credit bear interest, at the Company’s option, at rates equal to the prime rate plus incremental margins or LIBOR plus incremental margins. The incremental margins vary based on the Company’s financial position and currently range from 2.0 percent to 4.75 percent. At June 30, 2002, the Company’s average interest rate for borrowings on the Credit Facility was 6.39 percent. The Company entered into two interest rate derivative contracts to manage interest rate risk exposure relative to the term loan portions of the Credit Facility. One of these contracts expired and was settled on June 28, 2002. The other collar covering $31,781 of the debt outstanding at June 30, 2002 expires in March 2006. The Company is also required to pay a commitment fee of 0.5 percent per annum on the unused amount of the revolving credit portion of the Credit Facility. At June 30, 2002, the Company had letters of credit outstanding and bank guarantees totaling $14,099 supported by the Credit Facility.

            The Credit Facility, as modified by the March 2002 Amendments, contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. The Company is permitted to pay cash dividends not exceeding $7,200 in any fiscal year after January 1, 2001, but only if at both the time of payment of the dividend and immediately thereafter there is no event of default under the Credit Facility. The Company, however, has not paid dividends since the second quarter of 1999. As of June 30, 2002, the Company was in compliance with the covenants and conditions of the Credit Facility.

NOTE F — Net Income (Loss) per Share

            The calculations of basic and diluted net income or loss per share for the three-month and six-month periods ended June 30, 2002 and 2001 are set forth below. The assumed conversion of the Company’s potentially dilutive securities (employee stock options and warrants) was not dilutive for the three-month period ended June 30, 2001 and the six-month period ended June 30, 2002. As a result, the calculation of diluted net loss per share for the three-month period ended June 30, 2001 and the six-month period ended June 30, 2002 set forth below do not reflect any assumed conversion. The amount of potentially dilutive securities is presented in the table for both periods, however, to give an indication of the potential dilution that may occur in future periods.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2002
(Dollars and shares in thousands, except per share amounts)

NOTE F — Net Income (Loss) per Share – Continued

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Income (loss) before cumulative effect of change in accounting principle	$359	$(424)	$(3,094)	$69
Cumulative effect of change in accounting principle				88

Net income (loss)	$359	$(424)	$(3,094)	$(19)

Weighted-average common shares	24,951	24,534	24,900	24,458
Effect of dilutive securities: Employee stock options and warrants	90	151	81	175

Dilutive potential common shares	25,041	24,685	24,981	24,633

Net income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$0.01	$(0.02)	$(0.12)	$0.00
Cumulative effect of change in accounting principle				0.00

Net income (loss) per common share	$0.01	$(0.02)	$(0.12)	$0.00

Net income (loss) per common share – assuming dilution:
Income (loss) before cumulative effect of change in accounting principle	$0.01	$(0.02)	$(0.12)	$0.00
Cumulative effect of change in accounting principle				0.00

Net income (loss) per common share – assuming dilution	$0.01	$(0.02)	$(0.12)	$0.00

NOTE G — Comprehensive Income (Loss)

            The Company reports comprehensive loss in its consolidated statement of shareholders’ equity. The components of accumulated other comprehensive loss are as follows:

	June 30, 2002	December 31, 2001

Foreign currency translation adjustments	$1,326	$6,492
Minimum pension liability adjustments, net of taxes of $737	1,178	1,178

	$2,504	$7,670

            Total comprehensive income (loss) for the three months ended June 30, 2002 and 2001 was $6,290 and $(698), respectively. Total comprehensive income (loss) for the six months ended June 30, 2002 and 2001 was $2,072 and $(3,268), respectively.

NOTE H — Employee Separation and Plant Closure Costs

            During the second quarter of 2002, the Company recorded employee separation and plant closure costs of $165 related to the closure of its Denver, Colorado manufacturing facility of the Distribution and Storage segment. These charges were in addition to $1,143 of employee separation and plant closure costs recorded in the first quarter of 2002. The total charges included $996 for lease termination and facility-related closure costs and $312 for severance and other benefits related to terminating 23 employees. In the first half of 2002, the Company also recorded non-cash inventory valuation charges included in cost of sales of $255 for the write-off of inventory at this site. At June 30, 2002, the Company had an accrual of $923 remaining for the closure of the Denver facility, primarily for lease termination costs.

            At December 31, 2001, the Company had an employee separation and plant closure costs accrual of $486 remaining related to several actions taken in 2001, principally the closure of certain sites within the cryogenic services business of the Distribution and Storage segment. Due to payments made in the first half of 2002, at June 30, 2002, the Company had an accrual of $265 remaining related to these actions, primarily for lease termination costs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unauditied Condensed Consolidated Financial Statements — June 30, 2002
(Dollars and shares in thousands, except per share amounts)

NOTE I — Operating Segments

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

	Three Months Ended June 30, 2002

	Applied Technologies	Distribution & Storage	Process Systems	Corporate	Total

Sales	$35,187	$25,906	$18,087		$79,180
Operating income (loss) (A) (B)	5,746	1,049	2,113	$(3,361)	5,547

	Three Months Ended June 30, 2001

	Applied Technologies	Distribution & Storage	Process Systems	Corporate	Total

Sales	$38,240	$34,128	$12,429		$84,797
Operating income (loss)	5,325	1,838	(909)	$(316)	5,938

	Six Months Ended June 30, 2002

	Applied Technologies	Distribution & Storage	Process Systems	Corporate	Total

Sales	$65,694	$50,702	$30,492		$146,888
Operating income (loss) (A) (B)	9,642	478	2,639	$(7,993)	4,766

	Six Months Ended June 30, 2001

	Applied Technologies	Distribution & Storage	Process Systems	Corporate	Total

Sales	$72,364	$67,707	$33,758		$173,829
Operating income (loss)	10,946	3,335	2,339	$(1,688)	14,932

______________

(A)	Distribution and Storage operating loss for the three and six months ended June 30, 2002 includes $165 and $1,308, respectively, of employee separation and plant closure costs and $234 and $255, respectively, in inventory valuation charges related to the closure of the Company’s Denver, Colorado mobile equipment manufacturing facility.

(B)	Corporate operating loss for the three and six months ended June 30, 2002 includes $1,023 and $3,538, respectively, of professional fees incurred in obtaining the latest amendments to the Company’s credit facilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unauditied Condensed Consolidated Financial Statements — June 30, 2002
(Dollars and shares in thousands, except per share amounts)

NOTE J — Contingencies

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

            The Company has been named as a defendant in several similar civil cases pending related to an accident occurring on December 7, 2000 at a nursing home outside Dayton, Ohio. A nitrogen tank was connected to the nursing home’s oxygen system resulting in the death of five elderly patients and injuries to five additional patients from inhaling the nitrogen. The claims against the Company in these cases include negligence, strict product liability, failure to warn, negligence per se, breach of warranty, punitive damages, wrongful death, loss of consortium and negligent infliction of emotional distress. The allegations underlying the claims include defective or deficient manufacture, construction, design, labeling, formulation and warnings with regard to a cylinder. The plaintiffs in these cases are seeking, in total, $28,500 in compensatory damages, $30,000 in punitive damages, $2,000 for loss of consortium damages, prejudgment and post-judgment interest and costs and fees from the Company and other defendants named in the claims. The Company is vigorously defending all of these cases and has filed its answer, denied all liability and cross-claimed for contribution from certain co-defendants. Certain co-defendants have filed cross-claims against the Company claiming contribution. All of these cases have been settled with the other defendants. The Company was not involved in any of the mediation or settlement negotiations, in part because the Company has not received any settlement demands. Additionally, the Company believes that the claims made against it are the most tenuous of any defendant and that the plaintiffs will be unable to articulate a plausible negligence claim based on product liability. Of further significance is the fact that some of the co-defendants have been criminally indicted in this matter. The Company, however, has not been so indicted. The trial in the matter of the State of Ohio vs . BOC Gases, et al. , the first of the criminal actions, was heard in May 2002. The trial lasted three days and resulted in a directed verdict in favor of the defendants. A second criminal trial, State of Ohio vs. I.H.S. Carriage-by-the-Lake has been scheduled for October 2002. At this time, the civil cases continue to be stayed pending the outcome of the criminal matters. The Company has been dismissed from one of the civil cases. After testimony provided during the first of the criminal proceedings, counsel for the Plaintiff in the matter of Kenneth D. Reynolds, Administrator of the Estate of Darla Jean Reynolds vs. Integrated Health Services, et al. felt that Ohio law would no longer support a claim against the Company. Defense counsel forwarded this Reynolds entry to all remaining plaintiffs requesting dismissal. The remaining plaintiffs, however, have advised that they intend to pursue discovery before considering dismissal of claims against the Company. Accordingly, defense counsel will prepare the appropriate motions to request a summary judgment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Market Overview

            The Company’s operating performance for the second quarter of 2002 was significantly stronger than the first quarter of 2002. Sales increased 17 percent and gross profit increased 23 percent from the 2002 first-quarter results. Performance by business segment was mixed but generally in line with the Company’s earlier forecasts. The strong order intake for the Process Systems and Equipment (“PS&E”) segment in the previous two quarters provided the basis for increased sales and gross margin contribution in the second quarter of 2002. While 2002 second-quarter orders for this segment were below the previous two quarters, the orders were above expected levels. The PS&E businesses continue to actively bid natural gas, ethylene and other large hydrocarbon projects around the world. The Company anticipates increasing demand for these PS&E products in the second half of 2002. Although up slightly from the first quarter of 2002, the Distribution and Storage (“D&S”) segment was below plan in orders, sales and gross margin for the second quarter of 2002. Capital spending reductions by industrial gas customers and the general economic conditions in North America and Europe caused sales and order softness for bulk tanks, engineered tanks and tank rehabilitation services. Low factory workload created under-absorption of fixed overhead and reduced gross margin in the D&S segment.

            Based upon the Company’s understanding of current economic conditions, management is optimistic that the Company’s markets will support increased demand for its products in the second half of 2002. If so, management expects the second half of 2002 to show a slight improvement in sales and gross margin contribution compared to the second quarter of 2002 and anticipates improved operating earnings each quarter as the year progresses.

Three and Six Months Ended June 30, 2002 and 2001

            Sales for the second quarter of 2002 were $79.2 million versus $84.8 million for the second quarter of 2001, a decrease of $5.6 million, or 6.6 percent. Primarily driven by a decrease in oil field equipment sales, which were strong in the second quarter of 2001, D&S segment sales in the second quarter of 2002 were down $8.2 million, or 24.1 percent, to $25.9 million. In addition, sales of standard cryogenic tanks were down because of the continued industry-wide capital spending reduction by the large industrial gas companies. The Applied Technologies (“AT”) segment was also impacted by the slowdown in industrial gas company spending as it experienced reductions in vacuum-insulated pipe sales and in the sales of cryogenic systems which incorporate tanks, piping and other components. Partially offsetting this decline was the relative strength of the hydrocarbon-processing markets of the PS&E segment. The PS&E segment had sales of $18.1 million in the second quarter of 2002, an increase of $5.7 million, or 45.5 percent, over the second quarter of 2001.

            Sales for the first six months of 2002 were $146.9 million versus $173.8 million for the first six months of 2001, a decrease of $26.9 million, or 15.5 percent. Sales decreased in all three of the Company’s operating segments. In the D&S segment sales decreased $17.0 million from $67.7 million in the first half of 2001 to $50.7 million in the first half of 2002. This decrease was evidenced in overall lower sales of standard cryogenic tanks and packaged gases, due to the continued softness in the U.S. and Europe metal fabrication industries and related businesses, and a decrease in oil field equipment sales, which were particularly strong in the first half of 2001. PS&E sales decreased $3.3 million to $30.5 million in the first half of 2002, as sales to the relatively strong hydrocarbon-processing markets in 2002 replaced the stronger sales of heat exchangers and cold boxes for the Trinidad project which occurred in the first half of 2001. AT sales declined $6.7 million compared to the first half of 2001 primarily due to weak cryogenic systems sales.

            Gross profit for the second quarter of 2002 was $20.6 million versus $21.5 million for the second quarter of 2001, a decrease of $0.9 million, or 4.4 percent. Gross profit margin for the second quarter of 2002 was 26.0 percent versus 25.4 percent for the second quarter of 2001. The increase in gross profit margin was largely driven by a better sales mix in the PS&E and AT segments, offset by low plant utilization in the D&S segment. Gross profit for the first six months of 2002 was $37.4 million versus $48.6 million in the first six months of 2001, a decrease of $11.2 million, or 23.1 percent. Gross profit margin for the first six months of 2002 was 25.4 percent versus 28.0 percent for the first six months of 2001. The lower gross profit and gross profit margin were primarily caused by generally lower factory throughput, particularly for bulk tank and packaged gas products, resulting in under-absorption of overhead expenses, and certain non-recurring PS&E equipment sales in 2001.

            In March 2002, the United States Government instituted various levels of tariffs on certain imported steel products. These tariffs would have had the impact of increasing the manufactured cost of certain of the Company’s D&S segment bulk storage tanks by between 8 and 18 percent. In June 2002, the United States Government excluded certain steel products, including 9 percent nickel steel used in the Company’s bulk storage tanks, from these tariffs. At this time, the Company does not expect increases in its manufactured cost of bulk tanks due to the tariff exclusion for 9 percent nickel steel.

            SG&A expense for the second quarter of 2002 was $15.0 million versus $14.1 million for the second quarter of 2001. SG&A expense as a percentage of sales was 19.0 percent for the second quarter of 2002 versus 16.6 percent for the second quarter of 2001. Second-quarter 2001 SG&A expense reflected several positive items, including a favorable financial settlement with a tenant in Europe and positive experience on medical and workers’ compensation claims. SG&A expense in the second quarter of 2002 included $1.0 million of expenses related to the Company’s pursuit of investor capital and the completion of plant consolidation studies and unfavorable medical claims experience of $0.5 million.

            SG&A expense for the first half of 2002 was $31.6 million versus $32.4 million for the first half of 2001, a decrease of $0.9 million, or 2.6 percent. SG&A expense as a percentage of sales was 21.5 percent for the first half of 2002 versus 18.6 percent for the first half of 2001. Included in SG&A expense in the first half of 2002 is $3.5 million of expenses related to the Company’s pursuit of investor capital and the completion of plant consolidation studies, which increased SG&A expense as a percentage of sales by 2.4 points.

            The Company has embarked on an aggressive manufacturing facility reduction plan designed to consolidate excess capacity and reduce overall operating costs. The first step of this plan was the closure of the Company’s Denver-East facility, which was completed in the second quarter of 2002. The second step in this plan, announced in July 2002, includes the closure of the Company’s Costa Mesa, California and Columbus, Ohio manufacturing facilities. The expenses of closing these two facilities of approximately $2.6 million will be incurred primarily in the third and fourth quarters of 2002. Management anticipates annual savings of over $3 million and a recovery of one-time costs for the closure of these two facilities in less than one year. Due to debt covenant considerations, the Company will soon request bank approval to proceed with the closures of additional facilities that will involve the sale of significant assets. If approved, the implementation of this step of the plan in the second half of 2002 will result in further restructuring expenses and will put some negative short-term pressure on sales. The recoupment of restructuring expenses from operating improvements related to this step is expected to be about one year.

            The Company recorded $0.2 million and $1.3 million of employee separation and plant closure costs related to its consolidation of the Denver-East facility during the three-month and six-month periods ended June 30, 2002, respectively. The total charges included $1.0 million for lease termination and facility-related closure costs and $0.3 million for severance and other benefits related to terminating 23 employees. In the first half of 2002, the Company also recorded non-cash inventory valuation charges included in cost of sales of $0.3 million for the write-off of inventory at this site. At June 30, 2002, the Company had a reserve of $1.0 million remaining for the closure of the Denver facility, primarily for lease termination costs.

            The Company incurred $1.5 million of employee separation and plant closure costs in the second quarter and first half of 2001 related primarily to the Cryogenic Services Division as the Ottawa Lake, Michigan, facility and two smaller sites were closed. The 2001 closure costs primarily included the write-off of leasehold improvements, equipment, and severance costs. The Company also incurred $0.8 million of inventory charges in the second quarter and first half of 2001 related to these sites, which were included in cost of sales for the 2001 period.

            The Company recorded $1.3 million and $2.5 million of goodwill amortization in the second quarter and first six months of 2001, respectively. Due to the Company’s adoption of SFAS No. 142 in the first quarter of 2002, the Company is no longer recording goodwill amortization. During the second quarter of 2002, the Company completed the transitional impairment tests of SFAS No. 142 and determined there were no indicators of impairment for its reporting units with goodwill. As such, the Company will not be required to record a cumulative effect charge as of January 1, 2002 for the adoption of SFAS No. 142.

            The Company recorded $0.2 million and $0.3 million of equity income in its Coastal Fabrication joint venture in the second quarter and first half of 2002, respectively, compared with equity income of $0.1 million and $0.3 million in the second quarter and first half of 2001, respectively.

            The Company sold its cryogenic pump product line during the second quarter of 2002 for proceeds of $2.3 million and recorded a gain of $1.4 million in other income.

            Net interest expense was $4.7 million and $5.9 million for the second quarters of 2002 and 2001, respectively, and $8.8 million and $12.2 million for the six months ended June 30, 2002 and 2001, respectively, reflecting lower overall interest rates. The Company manages its interest rate exposure through the use of interest rate collars on a portion of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. An interest rate collar covering $76.0 million of the Company’s term debt expired and was settled on June 28, 2002. The Company’s remaining interest rate collar covering $31.8 million of term debt expires on March 31, 2006. The Company’s interest rate collars do not qualify as hedges under the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which the Company adopted effective January 1, 2001. This statement requires such collars to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statement of operations. Accordingly, the Company recorded a charge to operations as of January 1, 2001 as a cumulative effect of a change in accounting principle, net of income taxes. The interest rate collars are valued using the market standard methodology of discounting the expected future cash payments based on an expectation of future interest rates derived from observed market forward interest rate yield curves. These valuations resulted in derivative contracts valuation expense of $0.5 million and $0.2 million in the second quarters of 2002 and 2001 respectively, and $0.4 million and $1.1 million for the six months ended June 30, 2002 and 2001, respectively. The liability relating to the collar outstanding of $1.2 million is recorded by the Company in accrued interest in the consolidated balance sheet at June 30, 2002, and represents the estimated payments to be made over the life of the collars.

            The Company recorded $0.4 million of financing costs amortization expense in the second quarters of 2002 and 2001 respectively, and $1.7 million and $0.7 million of financing costs amortization expense in the six months ended June 30, 2002 and 2001, respectively. The first-half 2002 financing costs amortization expense includes $1.0 million related to the Company obtaining waivers of certain financial covenants to March 15, 2002. Under its current capital structure, the Company expects financing costs amortization expense to be approximately $0.4 million per quarter for the rest of 2002.

            The Company recorded $0.9 million and $0.7 million of foreign currency remeasurement losses in the second quarter and first half of 2002, respectively, versus $0.4 million and $0.02 million of foreign currency remeasurement gains in the second quarter and first half of 2001, respectively. These foreign currency remeasurement gains and losses result from certain of the Company’s subsidiaries entering into transactions in currencies other than their functional currency.

            Income tax expense of $0.2 million for the second quarter of 2002 and income tax benefit of $2.3 million for the first half of 2002 were recorded based on the Company’s estimated 2002 annual effective tax rate of 42.6 percent. Income tax expense of $0.3 million for the second quarter of 2001 included the cumulative effect of adjusting the Company’s estimated 2001 annual effective tax rate from 52.8 percent for the three months ended March 31, 2001 to 87.9 percent for the six months ended June 30, 2001.

            As a result of the foregoing, the Company reported net income of $0.4 million, or $0.01 per diluted share, for the second quarter of 2002 compared with a net loss of $0.4 million, or $0.02 per diluted share, for the second quarter of 2001. The Company reported a net loss of $3.1 million, or $0.12 per diluted share, for the six months ended June 30, 2002, versus a net loss of $0.02 million, or $0.00 per diluted share, for the six months ended June 30, 2001. If the non-amortization provisions of SFAS No. 142 were in effect for 2001, the Company’s second-quarter 2001 net income would have been $0.9 million, or $0.04 per diluted share, and the Company’s first-half 2001 net income would have been $2.6 million, or $0.11 per diluted share.

Liquidity and Capital Resources

            Cash provided by operations in the first half of 2002 was $0.4 million compared with $6.5 million used in operations in the first half of 2001. Operating cash flow improved in the first half of 2002 versus the first half of 2001 due to favorable progress billing terms on long-term project contracts and a tightening over expenditures for capital projects and other goods and services.

            Capital expenditures for the first half of 2002 were $1.9 million compared with $4.0 million in the first half of 2001. The Company presently does not have any large capital projects in process and anticipates approximately the same level of capital expenditures experienced in the second quarter of 2002 for the remaining quarters of this year.

            At June 30, 2002, the Company had borrowings of $217.8 million and $35.7 million on the term loan and revolving credit portions of its Credit Facility, respectively, and borrowings of $10.0 million on its Incremental Credit Facility. The Credit Facility and Incremental Credit Facility were amended in March 2002 (the “March 2002 Amendments”) to modify certain covenants until March 31, 2003, to defer $25.7 million of term loan amortization payments from scheduled payment dates in 2002 to primarily 2005 and to extend the Incremental Credit Facility to March 31, 2003. The March 2002 Amendments resulted in an increase in interest rates of 0.25 percent, the addition of one financial covenant and scheduled reductions in the commitment amounts of the revolving credit lines of the Credit Facility and the Incremental Credit Facility.

            The March 2002 Amendments call for the Company to prepay borrowings under the Credit Facility and Incremental Credit Facility in an aggregate amount of at least $75.0 million (“Minimum Prepayment Amount”) from the net proceeds of an equity investment, sale of assets and other sources of new capital. If the Minimum Prepayment Amount is not made by September 30, 2002, the Company’s interest rates will increase by another 0.25 percent, and will increase again by 0.25 percent each quarter thereafter. If the Minimum Prepayment Amount is achieved, these additional interest rate increases will be eliminated. The March 2002 Amendments also provide for the issuance of market-priced warrants to the lenders for the purchase of two percent of the Company’s Common Stock at June 28, 2002. Accordingly, the Company was obligated to issue to its lenders at June 28, 2002 warrants to purchase, in the aggregate, 513,559 shares of Chart Common Stock at an exercise price of $2.425 per share. These warrants have been valued at $0.7 million and will be amortized to financing costs amortization expense over the remaining term of the Company’s Credit Facility, which expires in March 2006. If the Minimum Prepayment Amount is not made by September 30 or December 31, 2002, the lenders will be issued market-priced warrants (which may be priced above or below $2.425 per share, depending on the market prices of the Company’s Common Stock preceding the respective dates of issuance) for the purchase of an additional five percent and three percent, respectively, of the Company’s Common Stock. If at least $50.0 million of the Minimum Prepayment

Amount is made from the net proceeds of an equity investment by September 30 or December 31, 2002, no warrants will be required to be issued to the lenders on those dates.

            The Credit Facility, as modified by the March 2002 Amendments, contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pretax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. The Company is permitted to pay cash dividends not exceeding $7.2 million in any fiscal year after January 1, 2001, but only if at both the time of payment of the dividend and immediately thereafter there is no event of default under the Credit Facility. The Company, however, has not paid dividends since the second quarter of 1999. As of June 30, 2002, the Company was in compliance with the covenants and conditions of the Credit Facility.

            The Company had total debt of $271.2 million and $272.1 million at June 30, 2002 and December 31, 2001, respectively. The increase in the current portion of long-term debt, from $13.0 million at December 31, 2001 to $34.7 million at June 30, 2002, is due to increasing quarterly amortization on the term loan portions of the Credit Facility and the expiration of the Incremental Credit Facility at March 31, 2003.

            The Company is continuing to pursue potential sources of equity capital and is currently in discussions with several investor groups, including one group that is at an advanced stage of due diligence, regarding a potential investment in the Company. The Company is also pursuing the sale of certain assets that are non-core. Proceeds from any of these transactions would be used by the Company to pay down debt obligations on its Credit Facility and Incremental Credit Facility, although the Company can provide no assurance that it will be able to complete any such transaction.

            The Company currently believes that cash forecasted to be generated by operations will be sufficient to satisfy its working capital, capital expenditure and debt repayment requirements for 2002.

Orders and Backlog

            Chart’s consolidated orders for the second quarter of 2002 totaled $77.2 million, compared with orders of $75.5 million for the first quarter of 2002. Chart’s consolidated firm order backlog at June 30, 2002 was $68.8 million, a decrease of $5.0 million from $73.8 million at March 31, 2002.

            AT orders for the second quarter of 2002 totaled $37.5 million, compared with $33.3 million for the first quarter of 2002. Second-quarter orders were strong in biomedical products. The backlog in this segment has been adjusted by $3.2 million to reflect the cancellation of an LNG fuel station for the city of Santa Monica, California due to stringent bonding requirements the Company was not willing to undertake.

            In the D&S segment, orders for the second quarter of 2002 totaled $25.3 million, compared with $22.5 million for the first quarter of 2002. These amounts included the recently announced orders for LNG tanks for several Norwegian LNG terminals.

            PS&E orders for the second quarter of 2002 totaled $14.5 million, compared with $19.7 million in the first quarter of 2002. PS&E backlog at June 30, 2002 was $28.1 million, down from $31.7 million at March 31, 2002. The decrease in backlog is not necessarily indicative of future quarters, as backlog levels in this segment can fluctuate significantly due to the large size of the projects awarded and the variability in timing of order placement.

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

Accounting Changes and Recently Issued Accounting Standards

            Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which establish financial accounting and reporting for acquired goodwill and other intangible assets and supersede Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and APB Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As part of adopting this standard as of January 1, 2002, the Company determined that it has one indefinite lived intangible asset in addition to goodwill. The Company evaluated the impairment of its one indefinite lived intangible asset during the first quarter of 2002 and determined that it was not impaired. The Company completed step one of the transitional impairment tests for goodwill during the second quarter of 2002 and determined there were no indicators of impairment as of January 1, 2002. As such, the Company will not record a cumulative effect charge as of January 1, 2002 for the adoption of SFAS No. 142.

            Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Effective May 15, 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which rescinds, amends and clarifies certain previously issued FASB statements. Initial adoption of SFAS No. 144 and No. 145 had no effect on the Company’s financial statements.

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

            In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect this statement to have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

Forward-Looking Statements

            The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, political, business and market conditions and foreign currency fluctuations; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) the effectiveness of operational changes and restructuring initiatives expected to increase efficiency and productivity; (f) the ability of the Company to manage its fixed-price contract exposure; (g) the ability of the Company to pass on increases in raw material prices; (h) the Company’s relations with its employees; (i) the extent of product liability claims asserted against the Company; (j) variability in the Company’s operating results; (k) the ability of the Company to attract and retain key personnel; (l) the costs of compliance with environmental matters; (m) the ability of the Company to protect its proprietary information; (n) the ability of the Company to access additional sources of capital and sell certain assets on acceptable terms; (o) the ability of the Company to satisfy debt covenants, pay down its debt and restructure its debt arrangements; and (p) the threat of terrorism and the impact of responses to that threat.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

            In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

            The Company’s primary interest rate risk exposure results from the Credit Facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by the use of interest rate collars on a portion of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. An interest rate collar covering $76.0 million of the Company’s debt expired and was settled on June 28, 2002. The Company’s remaining interest rate collar covering $31.8 million of debt expires on March 31, 2006. The fair value of the contract related to the collar outstanding at June 30, 2002 is a liability of $1.2 million. If interest rates were to increase 200 basis points (2 percent) from June 30, 2002 rates, and assuming no changes in debt from the June 30, 2002 levels, the additional annual expense would be approximately $5.1 million on a pretax basis.

            The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound, the Czech Koruna and the Euro. Monthly measurement, evaluation and foreign currency forward exchange contracts are employed as methods to reduce this risk. The Company enters into foreign currency forward exchange contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign currency forward exchange contracts at June 30, 2002, the result would be a loss in fair value of approximately $0.3 million.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

            The Company has been named as a defendant in several similar civil cases pending related to an accident occurring on December 7, 2000 at a nursing home outside Dayton, Ohio. A nitrogen tank was connected to the nursing home’s oxygen system resulting in the death of five elderly patients and injuries to five additional patients from inhaling the nitrogen. The claims against the Company in these cases include negligence, strict product liability, failure to warn, negligence per se, breach of warranty, punitive damages, wrongful death, loss of consortium and negligent infliction of emotional distress. The allegations underlying the claims include defective or deficient manufacture, construction, design, labeling, formulation and warnings with regard to a cylinder. The plaintiffs in these cases are seeking, in total, $28,500 in compensatory damages, $30,000 in punitive damages, $2,000 for loss of consortium damages, prejudgment and post-judgment interest and costs and fees from the Company and other defendants named in the claims. The Company is vigorously defending all of these cases and has filed its answer, denied all liability and cross-claimed for contribution from certain co-defendants. Certain co-defendants have filed cross-claims against the Company claiming contribution. All of these cases have been settled with the other defendants. The Company was not involved in any of the mediation or settlement negotiations, in part because the Company has not received any settlement demands. Additionally, the Company believes that the claims made against it are the most tenuous of any defendant and that the plaintiffs will be unable to articulate a plausible negligence claim based on product liability. Of further significance is the fact that some of the co-defendants have been criminally indicted in this matter. The Company, however, has not been so indicted. The trial in the matter of the State of Ohio vs. BOC Gases, et al. , the first of the criminal actions, was heard in May 2002. The trial lasted three days and resulted in a directed verdict in favor of the defendants. A second criminal trial, State of Ohio vs. I.H.S. C arriage-by-the-Lake has been scheduled for October 2002. At this time, the civil cases continue to be stayed pending the outcome of the criminal matters. The Company has been dismissed from one of the civil cases. After testimony provided during the first of the criminal proceedings, counsel for the Plaintiff in the matter of Kenneth D. Reynolds, Administrator of the Estate of Darla Jean Reynolds vs. Integrated Health Services, et al. felt that Ohio law would no longer support a claim against the Company. Defense counsel forwarded this Reynolds entry to all remaining plaintiffs requesting dismissal. The remaining plaintiffs, however, have advised that they intend to pursue discovery before considering dismissal of claims against the Company. Accordingly, defense counsel will prepare the appropriate motions to request a summary judgment.

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

Item 2.	Changes in Securities and Use of Proceeds.

            As of June 28, 2002, the Company was obligated to issue to its lenders warrants to purchase an aggregate of 513,559 shares of common stock under the March 2002 Amendments to the Company’s Credit Facility. No additional consideration was received by the Company for the issuance of the warrants. The warrants are exercisable upon issuance at an exercise price of $2.425 per share, expire on the third anniversary after issuance, and include customary anti-dilution provisions, registration rights and tag-along rights. The issuance of warrants was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereunder, on the basis that the transaction did not involve a public offering. A copy of the warrant agreement pursuant to which the warrants were issued is attached as an exhibit to this Form 10-Q.

Item 4.	Submission of Matters to a Vote of Security Holders.

            The Annual Meeting of Stockholders of the Company was held on June 6, 2002. The following matters were voted on at the meeting:

            1.   Election of Arthur S. Holmes as a Director for a term of three years. The nominee was elected as Director with the following votes:

For	22,699,224
Withheld	489,801

            2.   Proposal to amend and restate the Company’s 1997 Stock Bonus Plan to increase the aggregate number of shares available for issuance by 500,000 and to make other changes to the plan. The proposal was approved with the following votes:

For	20,742,630
Against	1,303,747
Abstain	1,142,645

            For a description of the bases used in tabulating the above-referenced votes, see the Company’s definitive Proxy Statement used in connection with the solicitation of proxies for the Annual Meeting of Stockholders held on June 6, 2002.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

                                     See the Exhibit Index on page 22 of this Form 10-Q.

(b)	Reports on Form 8-K.

On April 8, 2002, the Company filed an amendment to its Current Report on Form 8-K dated January 28, 2002 and originally furnished to the Securities and Exchange Commission on January 29, 2002 solely to correct an error in the EDGAR submission of the original document

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.

(Registrant)

Date: August 14, 2002	/s/ Michael F. Biehl

Michael F. Biehl Chief Financial Officer and Treasurer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Warrant Agreement, dated as of June 28, 2002, by and between the Company and the Holders signatories thereto (filed herewith)

10.2	Amended and Restated 1997 Stock Bonus Plan of the Company (filed herewith)