Form 10-Q
period 2002-09-30
CHART INDUSTRIES INC
filed 2002-11-14
CIK 892553

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-11442

CHART INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	34-1712937 (I.R.S. Employer Identification No.)

5885 Landerbrook Dr., Suite 150, Cleveland, Ohio (Address of Principal Executive Offices)	44124 (ZIP Code)

Registrant’s Telephone Number, Including Area Code: (440) 753-1490

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At September 30, 2002, there were 25,244,152 outstanding shares of the Company’s Common Stock, par value $.01 per share.

Page 1 of 24 sequentially numbered pages.

CHART INDUSTRIES, INC.

Signatures	22

Certifications	22-23

Exhibit Index	24

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$13,989	$11,801
Accounts receivable, net	43,853	45,427
Inventories, net	53,551	56,490
Other current assets	33,841	26,062

Total Current Assets	145,234	139,780

Property, plant and equipment, net	58,520	62,070
Goodwill, net	169,255	168,282
Other assets, net	37,072	38,848

TOTAL ASSETS	$410,081	$408,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$25,851	$25,634
Customer advances and billings in excess of contract revenue	9,310	9,290
Accrued expenses and other liabilities	35,479	35,617
Current portion of long-term debt	42,249	12,963

Total Current Liabilities	112,889	83,504

Long-term debt	228,312	259,120
Other long-term liabilities	16,630	17,016
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued or outstanding
Common stock, par value $.01 per share – 60,000,000 shares authorized, 25,366,500 and 24,917,187 shares issued at September 30, 2002 and December 31, 2001, respectively	254	249
Additional paid-in capital	44,283	42,832
Retained earnings	10,883	14,699
Accumulated other comprehensive loss	(2,411)	(7,670)
Treasury stock, at cost, 122,348 and 109,437 shares at September 30, 2002 and December 31, 2001, respectively	(759)	(770)

	52,250	49,340

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$410,081	$408,980

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Sales	$74,225	$80,595	$221,113	$254,424
Cost of sales	55,073	59,415	164,611	184,644

Gross profit	19,152	21,180	56,502	69,780

Selling, general and administrative expense	13,558	13,192	45,113	43,065
Goodwill amortization expense		1,239		3,778
Employee separation and plant closure costs	2,175	198	3,483	1,737
Equity income in joint venture	(103)	(96)	(382)	(379)

	15,630	14,533	48,214	48,201

Operating income	3,522	6,647	8,288	21,579

Other income (expense):
Gain on sale of assets		538	1,420	538
Interest expense, net	(4,329)	(5,269)	(13,084)	(17,465)
Financing costs amortization	(638)	(377)	(2,383)	(1,120)
Derivative contracts valuation expense	(702)	(1,616)	(1,114)	(2,678)
Foreign currency gain (loss)	1	(537)	(661)	(519)

	(5,668)	(7,261)	(15,822)	(21,244)

(Loss) income before income taxes, minority interest and cumulative effect of change in accounting principle	(2,146)	(614)	(7,534)	335

Income tax (benefit) expense	(1,447)	506	(3,742)	1,340

Loss before minority interest and cumulative effect of change in accounting principle	(699)	(1,120)	(3,792)	(1,005)

Minority interest, net of taxes	23	50	24	96

Loss before cumulative effect of change in accounting principle	(722)	(1,170)	(3,816)	(1,101)

Cumulative effect of change in accounting principle, net of taxes				88

Net loss	$(722)	$(1,170)	$(3,816)	$(1,189)

Net loss per common share – basic and assuming dilution:
Loss before cumulative effect of change in accounting principle	$(0.03)	$(0.05)	$(0.15)	$(0.05)
Cumulative effect of change in accounting principle				0.00

Net loss per common share	$(0.03)	$(0.05)	$(0.15)	$(0.05)

Shares used in per share calculations – basic and assuming Dilution	25,129	24,634	24,977	24,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(3,816)	$(1,189)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle		88
Gain on sale of assets	(1,420)	(538)
Depreciation and amortization	8,677	12,590
Financing costs amortization	2,383	1,120
Amendment-related fees expensed	3,756
Employee separation and plant closure costs	868	1,297
Other non-cash operating activities	1,250	1,634
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	2,214	(2,086)
Inventory and other current assets	(4,283)	5,312
Accounts payable and other current liabilities	(9,592)	(19,583)
Income tax refund	9,258
Customer advances and billings in excess of contract revenue	(421)	1,886

Net Cash Provided By Operating Activities	8,874	531

INVESTING ACTIVITIES
Capital expenditures	(2,444)	(5,740)
Proceeds from sale of assets	2,300	2,365
Dividends received from joint venture	492
Other investing activities	741	5

Net Cash Provided By (Used In) Investing Activities	1,089	(3,370)

FINANCING ACTIVITIES
Borrowings on revolving credit facilities	37,411	88,188
Repayments on revolving credit facilities	(36,596)	(71,471)
Principal payments on long-term debt	(3,056)	(14,888)
Other financing activities	(6,018)	(254)

Net Cash (Used In) Provided By Financing Activities	(8,259)	1,575

Net increase (decrease) in cash and cash equivalents	1,704	(1,264)
Effect of exchange rate changes on cash	484	(359)
Cash and cash equivalents at beginning of period	11,801	4,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,989	$3,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2002
(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

         The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         Nature of Operations: The Company is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and use of industrial gases and hydrocarbons. Headquartered in Cleveland, Ohio, the Company has domestic operations located in 11 states and international operations located in Australia, China, the Czech Republic, Germany and the United Kingdom.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2002
(Dollars and shares in thousands, except per share amounts)

NOTE B — Accounting Changes - Continued

         As part of adopting this standard as of January 1, 2002, the Company determined that it has one indefinite lived intangible asset in addition to goodwill. The Company evaluated the impairment of its one indefinite lived intangible asset during the first quarter of 2002 and determined that it was not impaired. The Company completed step one of the transitional impairment test for goodwill during the second quarter of 2002 and determined there were no indicators of impairment as of January 1, 2002. As such, the Company was not required to record a cumulative effect charge as of January 1, 2002 for the adoption of SFAS No. 142.

         Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangible assets. The following table sets forth a reconciliation of net loss and earnings per share information adjusted in 2001 for the non-amortization provisions of SFAS No. 142:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported loss before cumulative effective of change in accounting principle	$(722)	$(1,170)	$(3,816)	$(1,101)
Add back goodwill and indefinite lived intangible asset amortization, net of tax		1,301		3,964

Adjusted (loss) income before cumulative effect of change in accounting principle	(722)	131	(3,816)	2,863
Cumulative effect of change in accounting principle, net of tax				88

Adjusted net (loss) income	$(722)	$131	$(3,816)	$2,775

Basic and diluted earnings per share:
Reported loss before cumulative effect of change in accounting principle	$(0.03)	$(0.05)	$(0.15)	$(0.05)
Add back goodwill and indefinite lived intangible asset amortization, net of tax		0.05		0.16

Adjusted (loss) income before cumulative effect of change in accounting principle	(0.03)	0.00	(0.15)	0.11
Cumulative effect of change in accounting principle, net of tax				0.00

Adjusted net (loss) income	$(0.03)	$0.00	$(0.15)	$0.11

Weighted average shares – basic and assuming dilution	25,129	24,634	24,977	24,519

         The following table displays the gross carrying amount and accumulated amortization for intangible assets that continue to be subject to amortization as well as intangible assets not subject to amortization.

	September 30, 2002		December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets
Existing technology	$7,690	$(4,659)	$7,690	$(3,649)
Patents	2,090	(873)	1,977	(676)

	$9,780	$(5,532)	$9,667	$(4,325)

Unamortized intangible assets
Know-how and intellectual property	$6,275	$(1,569)	$5,824	$(1,456)
Goodwill	183,938	(14,683)	182,865	(14,583)

	$190,213	$(16,252)	$188,689	$(16,039)

         Differences in gross carrying amounts between September 30, 2002 and December 31, 2001 are attributable to exchange rate changes on Pound Sterling intangible assets.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2002
(Dollars and shares in thousands, except per share amounts)

NOTE B — Accounting Changes - Continued

         Amortization expense for intangible assets subject to amortization was $389 and $1,161 for the three-month and nine-month periods ended September 30, 2002, respectively, and is estimated to be approximately $1,500 annually for fiscal years 2002 through 2004, and approximately $200 annually for fiscal years 2005 and 2006.

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

NOTE D — Inventories

The components of inventory consist of the following:

	September 30, 2002	December 31, 2001

Raw materials and supplies	$27,457	$31,004
Work in process	16,418	14,639
Finished goods	9,826	10,997
LIFO reserve	(150)	(150)

	$53,551	$56,490

NOTE E — Debt and Credit Arrangements

         In March 1999 the Company negotiated a consolidated credit and revolving loan facility (the “Credit Facility”), which originally provided for term loans of up to $250,000 and a revolving credit line of $50,000, which may also be used for the issuance of letters of credit. The Company entered into the Series 1 Incremental Revolving Credit Facility in November 2000 and the Series 2 Incremental Revolving Credit Facility in April 2001 (collectively, the “Incremental Credit Facility”), providing a revolving credit line of $10,000 in addition to the credit line available under the Credit Facility. At September 30, 2002, the Company had borrowings of $216,897 and $35,400 on the term loan and revolving credit portions of its Credit Facility, and borrowings of $9,941 on its Incremental Credit Facility. The Credit Facility and Incremental Credit Facility were amended in March 2002 (the “March 2002 Amendments”) to modify certain covenants until March 31, 2003, to defer $25,747 of term loan amortization payments from scheduled payment dates in 2002 to primarily 2005 and to extend the Incremental Credit Facility to March 31, 2003. The March 2002 Amendments resulted in an increase in interest rates of 0.25 percent, the addition of one financial covenant and scheduled reductions in the commitment amounts of the revolving credit lines of the Credit Facility and the Incremental Credit Facility.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2002
(Dollars and shares in thousands, except per share amounts)

NOTE E — Debt and Credit Arrangements - Continued

         The March 2002 Amendments call for the Company to prepay borrowings under the Credit Facility and Incremental Credit Facility in an aggregate amount of at least $75,000 (“Minimum Prepayment Amount”) from the net proceeds of an equity investment, sale of assets and other sources of new capital. The March 2002 Amendments also call for the Company’s interest rates to increase by 0.25 percent if the Minimum Prepayment Amount is not achieved by September 30, 2002, and by an additional 0.25 percent each quarter thereafter that the Minimum Prepayment Amount is not made. If the Minimum Prepayment Amount is achieved, these additional interest rate increases will be eliminated. Since the Minimum Prepayment Amount was not achieved by September 30, 2002, the Company’s interest rates will increase by 0.25 percent beginning in the fourth quarter of 2002.

         The March 2002 Amendments also provided for the issuance of market-priced warrants to the lenders for the purchase of two percent of the Company’s Common Stock at June 28, 2002. Accordingly, the Company was obligated to issue to its lenders at June 28, 2002 warrants to purchase, in the aggregate, 513,559 shares of Chart Common Stock at an exercise price of $2.425 per share. These warrants were valued at $729 and are being amortized to financing costs amortization expense over the remaining term of the Company’s Credit Facility, which expires in March 2006. In addition, the March 2002 Amendments provide for the issuance of market-priced warrants to the lenders for the purchase of an additional five percent and three percent of the Company’s Common Stock if the Minimum Prepayment Amount is not made by September 30 or December 31, 2002, respectively. The Company did not achieve the Minimum Prepayment Amount at September 30, 2002. Accordingly, the Company was obligated to issue to its lenders at September 30, 2002 warrants to purchase, in the aggregate, 1,353,531 shares of Chart Common Stock at an exercise price of $0.898 per share. These warrants have been valued at $1,228 and will be amortized to financing costs amortization expense over the remaining term of the Company’s Credit Facility. If the Minimum Prepayment Amount is not made by December 31, 2002, the lenders will be issued market-priced warrants (which may be priced above or below $0.898 per share, depending on the market prices of the Company’s Common Stock for the ten trading days preceding December 31, 2002) for the purchase of the additional three percent of the Company’s Common Stock. If at least $50,000 of the Minimum Prepayment Amount is made from the net proceeds of an equity investment by December 31, 2002, no warrants will be required to be issued to the lenders on that date.

         Under the terms of the Credit Facility, as modified by the March 2002 Amendments, term loans and revolving credit bear interest, at the Company’s option, at rates equal to the prime rate plus incremental margins or LIBOR plus incremental margins. The incremental margins vary based on the Company’s financial position and currently range from 2.0 percent to 4.75 percent. At September 30, 2002, the Company’s average interest rate for borrowings on the Credit Facility was 6.37 percent. The Company entered into two interest rate derivative contracts to manage interest rate risk exposure relative to the term loan portions of the Credit Facility. One of these contracts expired and was settled on June 28, 2002. The other collar covering $30,797 of the debt outstanding at September 30, 2002 expires in March 2006. The Company is also required to pay a commitment fee of 0.5 percent per annum on the unused amount of the revolving credit portion of the Credit Facility. At September 30, 2002, the Company had letters of credit outstanding and bank guarantees totaling $14,129 supported by the Credit Facility.

         The Credit Facility, as modified by the March 2002 Amendments, contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. Certain of these covenants became more restrictive effective September 30, 2002 and will again become more restrictive as of December 31, 2002. The Company is permitted to pay cash dividends not exceeding $7,200 in any fiscal year after January 1, 2001, but only if at both the time of payment of the dividend and immediately thereafter there is no event of default under the Credit Facility. The Company, however, has not paid dividends since the second quarter of 1999. As of September 30, 2002, the Company was in compliance with the covenants and conditions of the Credit Facility.

NOTE F — Net Loss per Share

         The calculations of basic and diluted net loss per share for the three-month and nine-month periods ended September 30, 2002 and 2001 are set forth below. The assumed conversion of the Company’s potentially dilutive securities (employee stock options and warrants) was not dilutive for the three-month and nine-month periods ended September 30, 2002 and 2001. As a result, the calculations of diluted net loss per share for the three-month and nine-month periods ended September 30, 2002 and 2001 set forth below do not reflect any assumed conversion. The amount of potentially dilutive securities is presented in the table for all periods, however, to give an indication of the potential dilution that may occur in future periods.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2002
(Dollars and shares in thousands, except per share amounts)

NOTE F — Net Loss per Share – Continued

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Loss before cumulative effect of change in accounting principle	$(722)	$(1,170)	$(3,816)	$(1,101)
Cumulative effect of change in accounting principle, net of tax				88

Net loss	$(722)	$(1,170)	$(3,816)	$(1,189)

Weighted-average common shares	25,129	24,634	24,977	24,519
Effect of dilutive securities:
Employee stock options and warrants	76	130	76	160

Dilutive potential common shares	25,205	24,764	25,053	24,679

Net loss per common share – basic and assuming dilution:
Loss before cumulative effect of change in accounting principle	$(0.03)	$(0.05)	$(0.15)	$(0.05)
Cumulative effect of change in accounting principle, net of tax				0.00

Net loss per common share	$(0.03)	$(0.05)	$(0.15)	$(0.05)

NOTE G — Comprehensive Income (Loss)

         The Company reports comprehensive loss in its consolidated statement of shareholders’ equity. The components of accumulated other comprehensive loss are as follows:

	September 30, 2002	December 31, 2001

Foreign currency translation adjustments	$1,233	$6,492
Minimum pension liability adjustments, net of taxes of $737	1,178	1,178

	$2,411	$7,670

         Total comprehensive income (loss) for the three-month periods ended September 30, 2002 and 2001 was $(630) and $1,270, respectively. Total comprehensive income (loss) for the nine-month periods ended September 30, 2002 and 2001 was $1,443 and $(1,998), respectively.

NOTE H — Employee Separation and Plant Closure Costs

         During the three-month and nine-month periods ended September 30, 2002, the Company recorded employee separation and plant closure costs primarily related to the closure of its Costa Mesa, California, Columbus, Ohio, and Denver (East), Colorado manufacturing facilities and also including severance for certain other employees. The Company also recorded non-cash inventory valuation charges included in cost of sales for the write-off of inventory at these sites. The following tables summarize the Company’s employee separation and plant closure costs activity for the three-month and nine-month periods ended September 30, 2002.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2002
(Dollars and shares in thousands, except per share amounts)

NOTE H — Employee Separation and Plant Closure Costs – Continued

	Activity for the Three Months Ended September 30, 2002

	Denver	Columbus	Costa Mesa	Other	Total

July 1, 2002 reserve	$923			$265	$1,188
Employee separation and plant closure costs:
Facility related closure costs	20	$334	$755		1,109
Severance and other benefits		411	122	533	1,066

	20	745	877	533	2,175
Non-cash inventory write-offs in cost of sales	5	213	365		583

	25	958	1,242	533	2,758
Reserve usage	(252)	(289)	(702)	(96)	(1,339)

September 30, 2002 reserve	$696	$669	$540	$702	$2,607

	Activity for the Nine Months Ended September 30, 2002

	Denver	Columbus	Costa Mesa	Other	Total

January 1, 2002 reserve				$486	$486
Employee separation and plant closure costs:
Facility related closure costs	$1,016	$334	$755		2,105
Severance and other benefits	326	411	122	519	1,378

	1,342	745	877	519	3,483
Non-cash inventory write-offs in cost of sales	260	213	365		838

	1,602	958	1,242	519	4,321
Reserve usage	(906)	(289)	(702)	(303)	(2,200)

September 30, 2002 reserve	$696	$669	$540	$702	$2,607

         The employee separation and plant closure costs reserve at September 30, 2002 consists of $1,752 for lease termination and facility-related closure costs and $855 for severance and other benefits. The Company’s employee separation and plant closure costs for the three-month and nine-month periods ended September 30, 2001 principally related to the Cryogenic Services business, as the Ottawa Lake, Michigan facility and two smaller sites were closed.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2002
(Dollars and shares in thousands, except per share amounts)

NOTE I — Operating Segments – Continued

	Three Months Ended September 30, 2002

	Applied Technologies	Distribution & Storage	Process Systems	Corporate	Total

Sales	$33,202	$26,426	$14,597		$74,225
Operating income (loss) (A) (B) (C)	5,304	2,217	287	$ (4,286)	3,522

	Three Months Ended September 30, 2001

	Applied Technologies	Distribution & Storage	Process Systems	Corporate	Total

Sales	$36,160	$32,739	$11,696		$80,595
Operating income (loss) (D)	4,027	1,179	(1,233)	$2,674	6,647

	Nine Months Ended September 30, 2002

	Applied Technologies	Distribution & Storage	Process Systems	Corporate	Total

Sales	$98,896	$77,128	$45,089		$221,113
Operating income (loss) (A) (B) (C)	14,946	2,695	2,926	$ (12,279)	8,288

	Nine Months Ended September 30, 2001

	Applied Technologies	Distribution & Storage	Process Systems	Corporate	Total

Sales	$108,524	$100,446	$45,454		$254,424
Operating income (D)	15,464	4,583	1,003	$529	21,579

(A)	Applied Technologies operating income for the three and nine months ended September 30, 2002 includes $1,622 of employee separation and plant closure costs and $578 in inventory valuation charges related to the closure of the Company’s Costa Mesa, California, and Columbus, Ohio, manufacturing facilities.

(B)	Distribution and Storage operating income for the three and nine months ended September 30, 2002 includes $20 and $1,342 respectively, of employee separation and plant closure costs and $5 and $260 respectively, in inventory valuation charges related to the closure of the Company’s Denver, Colorado mobile equipment manufacturing facility.

(C)	Corporate operating loss for the three and nine months ended September 30, 2002 includes $407 of severance costs and $218 and $3,756 respectively, of professional fees incurred in obtaining the latest amendments to the Company’s credit facilities.

(D)	Corporate operating income (loss) for the three and nine months ended September 30, 2001 excludes $2,187 and $6,550, respectively, of corporate expenses allocated to the operating segments as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Applied Technologies	$873	$2,597
Distribution & Storage	923	2,768
Process Systems	391	1,185

	$2,187	$6,550

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2002
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

         The Company has been named as a defendant in several similar civil cases pending related to an accident occurring on December 7, 2000 at a nursing home outside Dayton, Ohio. A nitrogen tank was connected to the nursing home’s oxygen system resulting in the death of five elderly patients and injuries to five additional patients from inhaling the nitrogen. The claims against the Company in these cases include negligence, strict product liability, failure to warn, negligence per se, breach of warranty, punitive damages, wrongful death, loss of consortium and negligent infliction of emotional distress. The allegations underlying the claims include defective or deficient manufacture, construction, design, labeling, formulation and warnings with regard to a cylinder. The plaintiffs in these cases are seeking, in total, $28,500 in compensatory damages, $30,000 in punitive damages, $2,000 for loss of consortium damages, prejudgment and post-judgment interest and costs and fees from the Company and other defendants named in the claims. The Company is vigorously defending all of these cases and has filed its answer, denied all liability and cross-claimed for contribution from certain co-defendants. Certain co-defendants have filed cross-claims against the Company claiming contribution. All of these cases have been settled with the other defendants. The Company was not involved in any of the mediation or settlement negotiations, in part because the Company has not received any settlement demands. Additionally, the Company believes that the claims made against it are the most tenuous of any defendant and that the plaintiffs will be unable to articulate a plausible negligence claim based on product liability. Of further significance is the fact that some of the co-defendants have been criminally indicted in this matter. The Company, however, has not been so indicted. The trial in the matter of the State of Ohio vs. BOC Gases, et al., the first of the criminal actions, was heard in May 2002. The trial lasted three days and resulted in a directed verdict in favor of the defendants. A second criminal trial, State of Ohio vs. I.H.S. Carriage-by-the-Lake concluded in early October. I.H.S. Carriage-by-the-Lake, Inc. (“IHS”) plead guilty to four counts of involuntary manslaughter. IHS was fined $60 and ordered to undergo a three-year court-ordered operational change. If IHS is found to be in compliance in three years, the guilty plea will be lifted. It is expected the judge will set a date for an initial pre-trial for the civil matters in the near future. At this time, the civil cases continue to be stayed pending the outcome of the criminal matters. The Company has been dismissed from two of the civil cases. After testimony provided during the first of the criminal proceedings, counsel for the Plaintiff in the matter of Kenneth D. Reynolds, Administrator of the Estate of Darla Jean Reynolds vs. Integrated Health Services, et al. felt that Ohio law would no longer support a claim against the Company. Defense counsel forwarded this Reynolds entry to all remaining plaintiffs requesting dismissal. Counsel for Gayleen Waldspurger, Individually and as the executor of the estate of Pauline Tays, has also agreed to voluntarily dismiss the case against the Company. The remaining plaintiffs, however, have advised that they intend to pursue discovery before considering dismissal of claims against the Company. Accordingly, defense counsel will prepare the appropriate motions to request a summary judgment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Market Overview

         The Company’s operating income of $3.5 million for the third quarter of 2002 was lower than operating income of $5.5 million in the second quarter of 2002, on a sales decline of six percent and a gross profit decline of seven percent. During the third quarter of 2002, the Company continued its plans to restructure its organization and consolidate its manufacturing facilities to remove excess capacity and lower fixed overhead costs. A total of $2.8 million of restructuring charges were included in employee separation and plant closure costs and cost of sales related to these initiatives. Excluding these charges, the Company’s operating income would have been $6.3 million in the third quarter of 2002, an improvement over the second quarter of 2002.

         The Process Systems and Equipment (“PS&E”) segment recorded strong order intake during the third quarter of 2002, led by the award of significant orders from Bechtel for heat exchangers and cold boxes to equip a large liquid natural gas (“LNG”) facility. These orders increased the PS&E backlog to $41.8 million as of September 30, 2002, the highest backlog level for this segment in two years. Sales for the PS&E segment were below management’s expectations for the quarter, however, due to timing and mix of shipments. The gross margin level was abnormally depressed during the third quarter of 2002 due to some non-cash inventory write-offs and under-absorption of fixed manufacturing facility costs caused by low production volume in the Company’s heat exchanger business.

         The Distribution and Storage (“D&S”) segment was below plan in orders and sales for the third quarter of 2002. Macro-economic indicators suggest that portions of the economy are currently experiencing another slowdown in economic growth. The D&S segment experienced the beginning of a recovery in the second quarter of 2002 and then a sudden downturn in industrial demand in the third quarter of 2002. This resulted in sales and earnings growth compared to recent quarters, but at growth rates lower than the Company’s earlier expectations. Gross profit and gross margin improved in the third quarter of 2002, but on a lower sales volume than anticipated.

         The Applied Technologies (“AT”) segment performed as anticipated in the third quarter of 2002. Although sales were somewhat below management’s expectations, gross margin performance continued to improve and operating profit was better than expected. Excellent performance in the biomedical product lines provided the uplift. Order intake for this segment was down, primarily due to timing delays on LNG fueling opportunities.

         Based upon the Company’s understanding of current economic conditions, management anticipates a slight increase in sales and gross profit in the fourth quarter of 2002 compared with the third-quarter 2002 levels. However, anticipated continued softness in the D&S segment and the impact of delayed order-bookings for LNG fueling products will hinder the Company’s ability to improve operating performance significantly during the fourth quarter. This operating outlook, combined with the more restrictive financial covenants in effect under the Company’s Credit Agreement as of December 31, 2002, will make it challenging for the Company to comply with these covenants in the fourth quarter of 2002.

Three and Nine Months Ended September 30, 2002 and 2001

         Sales for the third quarter of 2002 were $74.2 million versus $80.6 million for the third quarter of 2001, a decrease of $6.4 million, or 7.9 percent. AT segment sales in the third quarter of 2002 were $33.2 million, down 8.2 percent from the third-quarter 2001 sales of $36.2 million. Record quarterly sales of GE/MRI products and strong biomedical sales were offset by weak cryogenic systems and beverage systems sales. D&S segment sales decreased 19.3 percent from the third quarter of 2001, with third-quarter 2002 sales of $26.4 million. The decline primarily occurred in the standard tank and packaged gas businesses, with customers continuing to delay purchases due to overall economic uncertainty. PS&E segment sales increased 24.8 percent to $14.6 million in the third quarter of 2002 from sales of $11.7 million in the third quarter of 2001. The improved hydrocarbon processing market for heat exchangers and cold boxes contributed to this increase.

         Sales for the first nine months of 2002 were $221.1 million versus $254.4 million for the first nine months of 2001, a decrease of $33.3 million, or 13.1 percent. Sales decreased in all three of the Company’s operating segments, and the change was most significant in the D&S segment, where sales decreased $23.3 million from $100.4 million in the first nine months of 2001 to $77.1 million in the first nine months of 2002. This decrease was evidenced in overall lower sales of standard cryogenic tanks and packaged gases, due to the continued softness in the U.S. and European metal fabrication industries and related businesses, and a decrease in oil field equipment sales, which were particularly strong in the first nine months of 2001. AT sales were $98.9 million in the first nine months of 2002 compared with $108.5 million in the first nine months of 2001, a decrease of 8.9 percent. This decrease primarily occurred due to weak cryogenic systems sales. PS&E sales decreased $0.4 million to $45.1 million in the first nine months of 2002, as sales to the relatively strong hydrocarbon-processing markets in 2002 replaced the slightly stronger sales of heat exchangers and cold boxes for a large LNG project which occurred in the first nine months of 2001.

         Gross profit for the third quarter of 2002 was $19.2 million versus $21.2 million for the third quarter of 2001, a decrease of $2.0 million, or 9.4 percent. Gross profit margin for the third quarter of 2002 was 25.8 percent versus 26.3 percent for the third quarter of 2001. Gross profit for the first nine months of 2002 was $56.5 million versus $69.8 million in the first nine months of 2001, a decrease of $13.3 million, or 19.1 percent. Gross profit margin for the first nine months of 2002 was 25.6 percent versus 27.4 percent for the first nine months of 2001. Under-absorption of manufacturing facility fixed costs driven by low production volumes, particularly in the D&S segment, continue to drive these lower gross profit margin levels. Gross profit in the AT segment has improved in each successive quarter in 2002 due to strong production levels of biomedical and GE/MRI products, but was reduced by $0.6 million in the third quarter and first nine months of 2002 for the non-cash write-off of inventory at Costa Mesa, California and Columbus, Ohio as a result of manufacturing consolidations. Gross profit in the PS&E segment was reduced by $1.1 million during the third quarter of 2002 related to inventory write-offs and increased warranty expense related to certain contracts.

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

         SG&A expense for the third quarter of 2002 was $13.6 million versus $13.2 million for the third quarter of 2001. SG&A expense as a percentage of sales was 18.3 percent for the third quarter of 2002 versus 16.4 percent for the third quarter of 2001. SG&A expense in the third quarter of 2002 included $0.2 million of expenses related to the Company’s pursuit of investor capital and the completion of plant consolidation studies and unfavorable medical claims experience of $0.5 million, while third-quarter 2001 SG&A expense reflected the effect of strong accounts receivable collection activity, resulting in a reduction in the Company’s allowance for doubtful accounts. Although exceeding prior year levels, the Company has lowered its SG&A expense in each successive quarter in 2002, and the current and planned organization restructuring initiatives are expected to continue to drive additional decreases.

         SG&A expense for the first nine months of 2002 was $45.1 million versus $43.1 million for the first nine months of 2001, an increase of $2.0 million, or 4.8 percent. SG&A expense as a percentage of sales was 20.4 percent for the first nine months of 2002 versus 16.9 percent for the first nine months of 2001. Included in SG&A expense in the first nine months of 2002 is $3.8 million of expenses related to the Company’s pursuit of investor capital and the completion of plant consolidation studies, which increased SG&A expense as a percentage of sales by almost 2.0 percent. SG&A expense in the first nine months of 2001 reflects several positive items, including a favorable financial settlement with a tenant in Europe and positive experience on medical and workers’ compensation claims.

         The Company has embarked on an aggressive manufacturing facility reduction plan designed to consolidate excess capacity and reduce overall operating costs. The first step of this plan was the closure of the Company’s Denver-East facility, which was substantially completed in the second quarter of 2002. The second step in this plan, announced in July 2002, was the closure of the Company’s Costa Mesa, California and Columbus, Ohio manufacturing facilities. The expenses of closing these two facilities are approximately $2.3 million. Management anticipates annual savings of over $3 million and a recovery of one-time costs for the closure of these two facilities in less than one year. In the third quarter of 2002 the Company requested bank approval to proceed with the third phase of its restructuring plan, which includes the closure of several additional manufacturing facilities and will involve the sale of significant assets. While the Company anticipates approval of this request, it has not yet been given authorization to proceed. When approved, these closures will result in further restructuring expenses and will put some negative short-term pressure on sales. The recoupment of restructuring expenses from operating improvements related to this step is expected to take about one year.

         The Company recorded $2.2 million and $3.5 million of employee separation and plant closure costs primarily related to these manufacturing facility reduction efforts during the three-month and nine-month periods ended September 30, 2002, respectively. The total nine-month charges included $2.1 million for lease termination and facility-related closure costs and $1.4 million for severance and other benefits related to terminating certain employees at these and other sites. In the three-month and nine-month periods ended September 30, 2002, the Company also recorded non-cash inventory valuation charges included in cost of sales of $0.6 million and $0.8 million, respectively, for the write-off of inventory at these sites. At September 30, 2002, the Company had a reserve of $2.6 million remaining for the closure of these facilities, primarily for lease termination and severance costs.

         The Company incurred $0.2 million and $1.7 million of employee separation and plant closure costs during the three-month and nine-month periods ended September 30, 2001, respectively, related primarily to the Cryogenic Services business as the Ottawa Lake, Michigan, facility and two smaller sites were closed. The 2001 closure costs primarily included the write-off of leasehold improvements, equipment, and severance costs. The Company also incurred $0.8 million of inventory charges during the nine-month period ended September 30, 2001 related to these sites, which was included in cost of sales.

         The Company recorded $1.2 million and $3.8 million of goodwill amortization in the third quarter and first nine months of 2001, respectively. Due to the Company’s adoption of SFAS No. 142 in the first quarter of 2002, the Company is no longer recording goodwill amortization. During the second quarter of 2002, the Company completed the transitional impairment tests of SFAS No. 142 and determined there were no indicators of impairment for its reporting units with goodwill. As such, the Company was not required to record a cumulative effect charge as of January 1, 2002 for the adoption of SFAS No. 142.

         The Company recorded $0.1 million of equity income in its Coastal Fabrication joint venture in the third quarters of both 2002 and 2001, and $0.4 million of equity income in the first nine months of both 2002 and 2001, respectively.

         The Company sold its cryogenic pump product line during the second quarter of 2002 for net proceeds of $2.3 million and recorded a gain of $1.4 million in other income. The Company sold its minority interest in Restaurant Technologies Inc. for net proceeds of $2.4 million during the third quarter of 2001, resulting in a gain of $0.5 million in other income.

         Net interest expense was $4.3 million and $5.3 million for the third quarters of 2002 and 2001, respectively, and $13.1 million and $17.5 million for the nine months ended September 30, 2002 and 2001, respectively, reflecting lower overall interest rates. The Company manages its interest rate exposure through the use of interest rate collars on a portion of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. An interest rate collar covering $76.0 million of the Company’s term debt expired and was settled on June 28, 2002. The Company’s remaining interest rate collar covering $30.8 million of term debt expires on March 31, 2006. The Company’s interest rate collars do not qualify as hedges under the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which the Company adopted effective January 1, 2001. This statement requires such collars to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statement of operations. Accordingly, the Company recorded a charge to operations as of January 1, 2001 as a cumulative effect of a change in accounting principle, net of income taxes. The interest rate collars are valued using the market standard methodology of discounting the expected future cash payments based on an expectation of future interest rates derived from observed market forward interest rate yield curves. These valuations resulted in derivative contracts valuation expense of $0.7 million and $1.6 million in the third quarters of 2002 and 2001 respectively, and $1.1 million and $2.7 million for the nine months ended September 30, 2002 and 2001, respectively. The liability relating to the collar outstanding of $1.6 million is recorded by the Company in accrued interest in the consolidated balance sheet at September 30, 2002, and represents the estimated payments to be made over the life of the collar.

         The Company recorded $0.6 million and $0.4 million of financing costs amortization expense in the third quarters of 2002 and 2001 respectively, and $2.4 million and $1.1 million of financing costs amortization expense in the nine months ended September 30, 2002 and 2001, respectively. The first nine months 2002 financing costs amortization expense includes $1.0 million related to the Company obtaining waivers of certain financial covenants to March 15, 2002. Under its current capital structure, the Company expects financing costs amortization expense to be approximately $0.8 million for the fourth quarter of 2002.

         The Company recorded $0.7 million of foreign currency remeasurement loss in the first nine months of 2002, compared with $0.5 million of foreign currency remeasurement loss in the third quarter and first nine months of 2001, respectively. These foreign currency remeasurement losses result from certain of the Company’s subsidiaries entering into transactions in currencies other than their functional currency.

         Income tax benefit of $1.4 million for the third quarter of 2002 and $3.7 million for the first nine months of 2002 was recorded based on the Company’s estimated 2002 annual effective tax rate. Upon finalization of the Company’s 2002 actual taxable income, however, the Company may experience a significant change in its effective annual income tax rate. This could result in an effective income tax rate during the fourth quarter of 2002 that is significantly different than the rate used for the nine-month period ended September 30, 2002. The Company recorded income tax expense of $0.5 million for the third quarter of 2001 and $1.3 million for the first nine months of 2001.

         As a result of the foregoing, the Company reported a net loss of $0.7 million, or $0.03 per diluted share, for the third quarter of 2002 compared with a net loss of $1.2 million, or $0.05 per diluted share, for the third quarter of 2001. The Company reported a net loss of $3.8 million, or $0.15 per diluted share, for the nine months ended September 30, 2002, compared with a net loss of $1.2 million, or $0.05 per diluted share, for the nine months ended September 30, 2001. If the non-amortization provisions of SFAS No. 142 were in effect for 2001, the Company’s third-quarter 2001 net income would have been $0.1 million, or $0.00 per diluted share, and the Company’s net income for the nine months ended September 30, 2001 would have been $2.8 million, or $0.11 per diluted share.

Liquidity and Capital Resources

         Cash provided by operations in the first nine months of 2002 was $8.9 million compared with $0.5 million in the first nine months of 2001. The Company received an income tax refund of $9.3 million in the third quarter of 2002 due to the new tax law allowing for a five-year carry-back of net operating losses.

         Capital expenditures for the first nine months of 2002 were $2.4 million compared with $5.7 million in the first nine months of 2001. The Company presently does not have any large capital projects in process and anticipates a low level of capital expenditures for the fourth quarter of this year.

         At September 30, 2002, the Company had borrowings of $216.9 million and $35.4 million on the term loan and revolving credit portions of its Credit Facility, respectively, and borrowings of $9.9 million on its Incremental Credit Facility. At September 30, 2002, the Company had letters of credit outstanding and bank guarantees totaling $14.1 million supported by the Credit Facility. The Credit Facility and Incremental Credit Facility were amended in March 2002 (the “March 2002 Amendments”) to modify certain covenants until March 31, 2003, to defer $25.7 million of term loan amortization payments from scheduled payment dates in 2002 to primarily 2005 and to extend the Incremental Credit Facility to March 31, 2003. The March 2002 Amendments resulted in an increase in interest rates of 0.25 percent, the addition of one financial covenant and scheduled reductions in the commitment amounts of the revolving credit lines of the Credit Facility and the Incremental Credit Facility.

         The March 2002 Amendments call for the Company to prepay borrowings under the Credit Facility and Incremental Credit Facility in an aggregate amount of at least $75.0 million (“Minimum Prepayment Amount”) from the net proceeds of an equity investment, sale of assets and other sources of new capital. The March 2002 Amendments also call for the Company’s interest rates to increase by 0.25 percent if the Minimum Prepayment Amount is not achieved by September 30, 2002, and by an additional 0.25 percent each quarter thereafter that the Minimum Prepayment Amount is not made. If the Minimum Prepayment Amount is achieved, these additional interest rate increases will be eliminated. Since the Minimum Prepayment Amount was not achieved by September 30, 2002, the Company’s interest rates will increase by 0.25 percent beginning in the fourth quarter of 2002.

         The March 2002 Amendments also provided for the issuance of market-priced warrants to the lenders for the purchase of two percent of the Company’s Common Stock at June 28, 2002. Accordingly, the Company was obligated to issue to its lenders at June 28, 2002 warrants to purchase, in the aggregate, 513,559 shares of Chart Common Stock at an exercise price of $2.425 per share. These warrants were valued at $0.7 million and are being amortized to financing costs amortization expense over the remaining term of the Company’s Credit Facility, which expires in March 2006. In addition, the March 2002 Amendments provided for the issuance of market-priced warrants to the lenders for the purchase of an additional five percent and three percent of the Company’s Common Stock if the Minimum Prepayment Amount is not made by September 30 or December 31, 2002, respectively. The Company did not achieve the Minimum Prepayment Amount at September 30, 2002. Accordingly, the Company was obligated to issue to its lenders at September 30, 2002 warrants to purchase, in the aggregate, 1,353,531 shares of Chart Common Stock at an exercise price of $0.898 per share. These warrants have been valued at $1.2 million and will be amortized to financing costs amortization expense over the remaining term of the Company’s Credit Facility. If the Minimum Prepayment Amount is not made by December 31, 2002, the lenders will be issued market-priced warrants (which may be priced above or below $0.898 per share, depending on the market prices of the Company’s Common Stock for the ten trading days preceding December 31, 2002) for the purchase of the additional three percent of the Company’s Common Stock. If at least $50.0 million of the Minimum Prepayment Amount is made from the net proceeds of an equity investment by December 31, 2002, no warrants will be required to be issued to the lenders on that date.

         The Credit Facility, as modified by the March 2002 Amendments, contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pretax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. Certain of these covenants became more restrictive effective September 30, 2002 and will again become more restrictive as of December 31, 2002. The Company is permitted to pay cash dividends not exceeding $7.2 million in any fiscal year after January 1, 2001, but only if at both the time of payment of the dividend and immediately thereafter there is no event of default under the Credit Facility. The Company, however, has not paid dividends since the second quarter of 1999. As of September 30, 2002, the Company was in compliance with the covenants and conditions of the Credit Facility. As a result of its current operating outlook for the fourth quarter of 2002, however, the Company cannot provide assurance that it will be in compliance with these covenants at the end of the fourth quarter.

         The Company had total debt of $270.6 million and $272.1 million at September 30, 2002 and December 31, 2001, respectively. The increase in the current portion of long-term debt, from $13.0 million at December 31, 2001 to $42.2 million at September 30, 2002, is due to increasing quarterly amortization on the term loan portions of the Credit Facility and the expiration of the Incremental Credit Facility at March 31, 2003.

         Management is actively pursuing several financial restructuring initiatives in order to improve the Company’s financial condition and reduce its leverage. These include a potential substantial equity investment in the Company, and management is in advanced negotiations with one investor group toward that end. Management is also considering alternatives with the Company’s senior lenders regarding a restructuring of the Company’s outstanding senior debt. Management is optimistic that the Company will reach agreement on an equity investment and/or debt restructuring in the fourth quarter of 2002. At the same time, the Company has advanced the possible sale of several non-core assets, the proceeds from which will be used to reduce debt. The Company can provide no assurance that it will be able to complete any of these transactions.

         The Company recently has been notified by the New York Stock Exchange (“NYSE”) that its Common Stock is below the NYSE’s criteria for continued listing because the average closing price of its stock over a consecutive 30-trading-day period before notification was less than $1.00. Under NYSE guidelines, the Company must return its share price and average share price back above $1.00 by six months following receipt of the NYSE’s notification, or promptly after its next annual meeting of stockholders if the Company implements a stockholder approved corporate action in order to return to compliance. If the Company fails to return to compliance during this time period, the NYSE has notified the Company that it will commence suspension and delisting procedures. There can be no assurance that the Company will be able to cure this deficiency. If the Company’s Common Stock is delisted from the NYSE, the Company would expect to pursue an alternative national trading venue. Nevertheless, delisting could have a material adverse affect on the price and/or liquidity of the Company’s Common Stock and on the Company’s ability to raise capital in the future from the sale or issuance of its securities.

         The Company currently believes that cash forecasted to be generated by operations will be sufficient to satisfy its working capital, capital expenditure and debt repayment requirements for 2002.

Orders and Backlog

         Chart’s consolidated orders for the third quarter of 2002 totaled $87.8 million, compared with orders of $77.2 million for the second quarter of 2002. Chart’s consolidated firm order backlog at September 30, 2002 was $78.3 million, an increase of $9.5 million from $68.8 million at June 30, 2002.

         AT orders for the third quarter of 2002 totaled $35.0 million, compared with $37.5 million for the second quarter of 2002. Third-quarter orders were strong in GE/MRI and biomedical products, while LNG fueling stations and vehicle tanks were weak due to delays in orders.

         D&S orders for the third quarter of 2002 totaled $23.2 million, compared with $25.3 million for the second quarter of 2002. The D&S segment experienced a drop off in orders for packaged gas equipment and engineered tanks, compared with the second quarter of 2002, largely as a result of the continued slow global industrial gas market.

         PS&E orders for the third quarter of 2002 totaled $29.6 million, compared with $14.5 million in the second quarter of 2002. Order activity was very strong in the hydrocarbon processing market, with the inclusion of significant orders from Bechtel for heat exchangers and cold boxes to equip a large LNG facility. PS&E backlog at September 30, 2002 was $41.8 million, up from $28.1 million at June 30, 2002.

Critical Accounting Policies

         The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As such, some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s 2001 Annual Report on Form 10-K, filed on April 1, 2002, in Note A of the Notes to the Consolidated Financial Statements and under the caption “Critical Accounting Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts and inventory valuation reserves, derivatives, debt covenants, pensions and deferred tax assets.

         In addition to those policies set forth in the Form 10-K, as a result of the adoption of SFAS No. 142, as discussed in Note B to the unaudited condensed consolidated financial statements in this Form 10-Q, the Company also considers the accounting for its goodwill, which is a significant asset to the Company, to be a critical accounting policy. Changes in management’s judgments and estimates could significantly affect the Company’s analysis of the impairment of goodwill. To test goodwill for impairment, the Company is required to estimate the fair market value of each of its reporting units. Using management judgments, the Company developed a model to estimate the fair market value of its reporting units. This fair market value model incorporated the Company’s estimates of future cash flows, estimated allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. Changes to these judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill.

Accounting Changes and Recently Issued Accounting Standards

         Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which establish financial accounting and reporting for acquired goodwill and other intangible assets and supersede Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and APB Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As part of adopting this standard as of January 1, 2002, the Company determined that it has one indefinite lived intangible asset in addition to goodwill. The Company evaluated the impairment of its one indefinite lived intangible asset during the first quarter of 2002 and determined that it was not impaired. The Company completed step one of the transitional impairment tests for goodwill during the second quarter of 2002 and determined there were no indicators of impairment as of January 1, 2002. As such, the Company was not required to record a cumulative effect charge as of January 1, 2002 for the adoption of SFAS No. 142.

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

Forward-Looking Statements

         The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements or could reduce the liquidity of the Company’s Common Stock. The Company believes that the following factors, among others, could affect its future performance, reduce the liquidity of the Company’s Common Stock and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, political, business and market conditions and foreign currency fluctuations; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) the timing and effectiveness of operational changes and restructuring initiatives expected to increase efficiency and productivity and reduce operating costs; (f) the ability of the Company to manage its fixed-price contract exposure; (g) the Company’s relations with its employees; (h) the extent of product liability claims asserted against the Company; (i) variability in the Company’s operating results; (j) the ability of the Company to attract and retain key personnel; (k) the costs of compliance with environmental matters; (l) the ability of the Company to protect its proprietary information; (m) the ability of the Company to access additional sources of capital and sell certain assets and the ultimate terms and conditions of any such transactions; (n) the ability of the Company to satisfy debt covenants, pay down its debt and restructure its debt arrangements, and the ultimate terms and conditions of any such restructuring; (o) the ability of the Company to satisfy the NYSE’s continued listing requirements and remain listed on the NYSE; and (p) the threat of terrorism and the impact of responses to that threat. The Company does not assume any obligation to update any of these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

         In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

         The Company’s primary interest rate risk exposure results from the Credit Facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by the use of interest rate collars on a portion of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. An interest rate collar covering $76.0 million of the Company’s debt expired and was settled on June 28, 2002. The Company’s remaining interest rate collar covering $30.8 million of debt expires on March 31, 2006. The fair value of the contract related to the collar outstanding at September 30, 2002 is a liability of $1.6 million. If interest rates were to increase 200 basis points (2 percent) from September 30, 2002 rates, and assuming no changes in debt from the September 30, 2002 levels, the additional annual expense would be approximately $5.0 million on a pretax basis.

         The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound, the Czech Koruna and the Euro. Monthly measurement, evaluation and foreign currency forward exchange contracts are employed as methods to reduce this risk. The Company enters into foreign currency forward exchange contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign currency forward exchange contracts at September 30, 2002, the result would be a loss in fair value of approximately $0.1 million.

Item 4.	Controls and Procedures

         Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

         There have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to our evaluation.

PART II.      OTHER INFORMATION

Item 1.	Legal Proceedings

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

         The Company has been named as a defendant in several similar civil cases pending related to an accident occurring on December 7, 2000 at a nursing home outside Dayton, Ohio. A nitrogen tank was connected to the nursing home’s oxygen system resulting in the death of five elderly patients and injuries to five additional patients from inhaling the nitrogen. The claims against the Company in these cases include negligence, strict product liability, failure to warn, negligence per se, breach of warranty, punitive damages, wrongful death, loss of consortium and negligent infliction of emotional distress. The allegations underlying the claims include defective or deficient manufacture, construction, design, labeling, formulation and warnings with regard to a cylinder. The plaintiffs in these cases are seeking, in total, $28.5 million in compensatory damages, $30.0 million in punitive damages, $2.0 million for loss of consortium damages, prejudgment and post-judgment interest and costs and fees from the Company and other defendants named in the claims. The Company is vigorously defending all of these cases and has filed its answer, denied all liability and cross-claimed for contribution from certain co-defendants. Certain codefendants have filed cross-claims against the Company claiming contribution. All of these cases have been settled with the other defendants. The Company was not involved in any of the mediation or settlement negotiations, in part because the Company has not received any settlement demands. Additionally, the Company believes that the claims made against it are the most tenuous of any defendant and that the plaintiffs will be unable to articulate a plausible negligence claim based on product liability. Of further significance is the fact that some of the codefendants have been criminally indicted in this matter. The Company, however, has not been so indicted. The trial in the matter of the State of Ohio vs. BOC Gases, et al., the first of the criminal actions, was heard in May 2002. The trial lasted three days and resulted in a directed verdict in favor of the defendants. A second criminal trial, State of Ohio vs. I.H.S. Carriage-by-the-Lake concluded in early October. I.H.S. Carriage-by-the-Lake, Inc. (“IHS”) plead guilty to four counts of involuntary manslaughter. IHS was fined $.06 million and ordered to undergo a three-year court-ordered operational change. If IHS is found to be in compliance in three years, the guilty plea will be lifted. It is expected the judge will set a date for an initial pre-trial for the civil matters in the near future. At this time, the civil cases continue to be stayed pending the outcome of the criminal matters. The Company has been dismissed from two of the civil cases. After testimony provided during the first of the criminal proceedings, counsel for the Plaintiff in the matter of Kenneth D. Reynolds, Administrator of the Estate of Darla Jean Reynolds vs. Integrated Health Services, et al. felt that Ohio law would no longer support a claim against the Company. Defense counsel forwarded this Reynolds entry to all remaining plaintiffs requesting dismissal. Counsel for Gayleen Waldspurger, Individually and as the executor of the estate of Pauline Tays, has also agreed to voluntarily dismiss the case against the Company. The remaining plaintiffs, however, have advised that they intend to pursue discovery before considering dismissal of claims against the Company. Accordingly, defense counsel will prepare the appropriate motions to request a summary judgment.

Item 2.	Changes in Securities and Use of Proceeds.

         As of September 30, 2002, the Company was obligated to issue to its lenders warrants to purchase an aggregate of 1,353,531 shares of common stock under the March 2002 Amendments to the Company’s Credit Facility. No additional consideration was received by the Company for the issuance of the warrants. The warrants are exercisable upon issuance at an exercise price of $0.898 per share, expire on the third anniversary after issuance, and include customary anti-dilution provisions, registration rights and tag-along rights. The issuance of warrants was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereunder, on the basis that the transaction did not involve a public offering. A copy of the warrant agreement pursuant to which the warrants were issued is attached as an exhibit to this Form 10-Q.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

See the Exhibit Index on page 24 of this Form 10-Q.

(b) Reports on Form 8-K.

During the quarter ended September 30, 2002, the Company filed current reports on Form 8-K, dated July 2, 2002, July 11, 2002, and September 26, 2002, respectively, furnishing news releases pursuant to Regulation FD.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.

(Registrant)

Date: November 13, 2002	/s/ MICHAEL F. BIEHL

Michael F. Biehl Chief Financial Officer and Treasurer (Duly Authorized Principal Financial Officer and Chief Accounting Officer)

Certifications

I, Arthur S. Holmes, Chairman and Chief Executive Officer of Chart Industries, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chart Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ ARTHUR S. HOLMES

Arthur S. Holmes Chairman and Chief Executive Officer

I, Michael F. Biehl, Chief Financial Officer and Treasurer of Chart Industries, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chart Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ MICHAEL F. BIEHL

Michael F. Biehl Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Warrant Agreement, dated as of September 30, 2002, by and among the Company and the Holders signatory thereto (filed herewith)

10.2	Agreement of Separation, Release and Noncompetition, dated as of September 4, 2002, by and between the Company and James R. Sadowski (filed herewith)

10.3	Employment Agreement, dated as of July 1, 2002, by and between the Company and G. Jan F. Van Glabbeek (filed herewith)