Form 10-K
period 2002-12-31
CHART INDUSTRIES INC
filed 2003-04-15
CIK 892553

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1-11442

Chart Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	34-1712937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5885 Landerbrook Drive, Suite 150,	44124
Cleveland, Ohio	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (440) 753-1490

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange(1)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of March 31, 2003, the registrant had 25,893,876 shares of Common Stock outstanding.

As of June 30, 2002, the aggregate market value of 17,350,240 shares of Common Stock of the registrant held by non-affiliates was $33,485,963 (based upon the closing price of $1.93 per share of Common Stock on the New York Stock Exchange on June 30, 2002). For purposes of this calculation, the registrant deems the 7,674,999 shares of Common Stock held by all of its Directors and executive officers as of such date to be the shares of Common Stock held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders planned to be held on June 5, 2003 are incorporated by reference into Part III of this Form 10-K.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2002.

(1)	As of April 9, 2003, the registrant’s Common Stock was subject to delisting from the New York Stock Exchange as described in this Form 10-K.

PART I

ITEM 1. BUSINESS

General

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

Management anticipates that demand for the Company’s products will increase over the next several years. The Company has initiatives to pursue multiple new products focused on the end-user equipment markets for low-temperature and cryogenic liquids. The use of liquid natural gas (“LNG”) as a vehicle fuel and power generating feedstock, the migration from high pressure cylinders to micro bulk distribution and telemetry to improve distribution logistics each in their own right offer considerable market potential. In addition, the Company plans to continue to focus on its worldwide presence as global industrialization and heightened environmental standards are expected to result in higher demand for high purity industrial gases, which are generally produced, stored and distributed in a cryogenic state. The mergers of several global industrial gas producers and distributors have temporarily reduced the demand for new process and distribution equipment that the Company offers to industrial gas markets. The pressures for increased efficiency in the industry, however, are expected to result in renewed demand for newer equipment and increased service of existing equipment. The Company is well positioned to benefit from both of these developments. In the energy and chemicals markets, management expects strong domestic and international growth, stemming in part from increased global natural gas and ethylene production. Oil producing countries are newly committed to capturing and marketing flared methane that previously was a waste product of the crude oil production process. This increased availability of economically priced hydrocarbons is expected to result in greater demand for equipment to liquefy, process and transport these gases.

Segments and Products

The Company’s operations are organized within three segments: Biomedical, Distribution and Storage and Energy and Chemicals. The Company changed its operating segments, effective October 1, 2002, to reflect the Company’s new organization. All segment information included in this Annual Report on Form 10-K has been restated to conform to the current year presentation. Further information about these segments is found in Note J to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Biomedical Segment

The Biomedical segment, which accounted for 23 percent of the Company’s sales in 2002, consists of various product lines built around the Company’s core competencies in cryogenics but with a focus on the medical and biological end users of the liquids and gases instead of the large producers and distributors of cryogenic liquids. The Company’s products in the Biomedical segment include the following:

Medical Products

The medical oxygen product line is comprised of a limited range of medical respiratory products, including liquid oxygen systems, ambulatory oxygen systems and oxygen concentrators, all of which are used for the in- home supplemental oxygen treatment of patients with chronic obstructive pulmonary diseases, such as bronchitis, emphysema and asthma.

Individuals for whom supplemental oxygen is prescribed generally purchase or rent an oxygen system from a home healthcare provider or medical equipment dealer. The provider/dealer or physician usually selects which type of oxygen system to recommend to its customers: liquid oxygen systems, oxygen concentrators or high-pressure oxygen cylinders. Of these modalities, liquid oxygen is believed to offer greater long-term therapeutic benefits by providing the option of increased patient ambulation.

The Company’s primary competitor in the medical products line is Puritan-Bennett, a division of Tyco. The Company believes that competition for liquid oxygen systems is based primarily upon product performance, reliability, ease-of-service and price and focuses its marketing strategies on these considerations.

Biological Storage Systems

This product line consists of vacuum-insulated containment vessels for the storage of biological materials. The primary markets for this product line include medical laboratories, pharmaceutics, research facilities, blood and tissue banks, veterinary laboratories, large-scale repositories and artificial insemination, particularly in the beef and dairy industry.

The number of competitors for biological storage systems includes only a few companies worldwide. These products are sold through multiple channels of distribution specifically applicable to each market sector. The distribution channels range from highly specialized cryogenic storage systems providers to general supply and catalogue distribution operations to breeding service providers. Historically, competition in this field has been focused on design, reliability and price. Additionally, the Company believes its understanding of the end-user’s applications and concerns enables the Company to sell a “total value” package. Alternatives to vacuum insulated containment vessels include mechanical, electrically powered refrigeration.

Magnetic Resonance Imaging (“MRI”) Cryostat Components

The basis of the MRI technique is that the magnetic properties of certain nuclei of the human body can be detected, measured and converted into images for analysis. MRI equipment uses high-strength magnetic fields, applied radio waves and high-speed computers to obtain cross-sectional images of the body. The major components of the MRI assembly are a series of concentric thermal shields and a supercooled electromagnet immersed in a liquid helium vessel (a “cryostat”) that maintains a constant, extremely low temperature (4° Kelvin; -452° Fahrenheit) to achieve superconductivity. The Company manufactures large cryostats, various cryogenic interfaces, electrical feed-throughs and various other MRI components that are used to transfer power and/or cryogenic fluids from the exterior of the MRI unit to the various layers of the cryostat and superconducting magnet.

The Company currently sells all of its MRI cryostats to General Electric Company (“GE”), a leading worldwide manufacturer of MRI equipment.

Telemetry Products

The Company has developed this product line as a new business model that focuses primarily on providing distribution routing data to distributors of home health care oxygen and beverage carbon dioxide (“CO2”). The Company expects this business will expand into other areas of liquid distribution, such as micro-bulk industrial gases, as the product gains market visibility. The routing data provided has proven to lower distribution costs and make the supply of liquid oxygen and liquid CO2 more competitive than the existing modes of supply. The Company pursues this opportunity through its CoolTel® (“CoolTel”) business unit.

Distribution and Storage Segment

Representing 46 percent of the Company’s sales in 2002, the products supplied by the Distribution and Storage segment are driven primarily by the large and growing installed base of users of cryogenic liquids as well as new applications and distribution technologies for cryogenic liquids. The Company’s products span the entire spectrum of the industrial gas market from small customers requiring cryogenic packaged gases to large users requiring custom engineered cryogenic storage systems and include the following:

Cryogenic Bulk Storage Systems

The Company is a leading supplier of cryogenic bulk storage systems of various sizes ranging from 500 gallons to 100,000 gallons. Using sophisticated vacuum insulation systems placed between inner and outer vessels, these bulk storage systems are able to store and transport liquefied industrial gases and hydrocarbon gases at temperatures from -100° Fahrenheit to temperatures nearing absolute zero. The Company has experienced growth in its bulk storage systems sales as the demand for liquefied industrial gases and liquefied hydrocarbon gases has increased. End use customers for the Company’s cryogenic storage tanks include industrial gas producers, chemical producers, manufacturers of electrical components and businesses in the oil and natural gas industries. Prices for the Company’s cryogenic bulk storage systems range from $20,000 to $500,000. Global industrial gas producers, including Air Liquide, Air Products and BOC, are the principal customers for the Company’s cryogenic bulk storage systems. Additionally, in the North American market industrial gas distributors such as Airgas are significant customers. On a worldwide basis, the Company competes primarily with Harsco in this product area. In the European and Asian markets, the Company competes with several suppliers owned by global industrial gas producers.

Cryogenic Packaged Gas Systems

The Company is a leading supplier of cryogenic packaged gas systems of various sizes ranging from 160 liters to 1,500 liters. Cryogenic liquid cylinders are used extensively in the packaged gas industry to allow smaller quantities of liquid to be easily delivered to the customers of the industrial gas distributors on a full-for-empty basis. Principal customers for the Company’s liquid cylinders are the same global industrial gas producers and the North American industrial gas distributors who purchase the Company’s cryogenic bulk storage systems. The Company competes on a worldwide basis primarily with Harsco in this product area. The Company has developed two new technologies in the packaged gas product area: ORCA® Micro-Bulk systems and Tri-fecta® Laser Gas assist systems. ORCA® Micro-Bulk systems bring the ease of use and distribution economics of bulk gas supply to customers formerly supplied by high pressure or cryogenic liquid cylinders. The ORCA® Micro-Bulk system growth has exceeded Company expectations and is the substantial market leader in this growing segment. The Tri-fecta® Laser Gas assist system was developed to meet the “assist gas” performance requirements for new high powered lasers being used in the metal fabrication industry. Growth of this product has also exceeded Company expectations.

Cryogenic Systems and Components

The Company’s line of cryogenic components, including vacuum-insulated pipe and specialty components, are recognized in the market for their reliability, quality and performance. These products are sold to the Company’s heat exchanger and cold box customers in the industrial gas and hydrocarbon processing industries, as well as to a diverse group of customers in those and other industries. The Company competes with a number of suppliers of cryogenic components, including Cryogenic Industries, CCI and Acme Cryogenics.

Beverage Liquid CO2 Systems

This product line consists primarily of vacuum-insulated, bulk liquid CO2 containers used for beverage carbonation in restaurants, convenience stores and cinemas, in sizes ranging from 100 pounds to 600 pounds of liquid CO2 storage. The Company also manufactures and markets non-insulated, bulk flavored syrup containers for side-by-side installation with its CO2 systems. The Company’s beverage systems are sold to food franchisers, soft drink companies and CO2 distributors. The Company’s primary competitors for its bulk liquid CO2 beverage delivery systems are producers of high-pressure gaseous CO2 systems and sellers of bulk liquid CO2 beverage systems.

The Company has also begun to market cryogenic and non-cryogenic nitrogen dispensing systems to be used in conjunction with the Company’s beverage liquid CO2 systems for the dispensing of draught beer. These mixed gas dispense systems serve a major share of the beverage market in the United Kingdom, and the Company is leading the market penetration of these systems in North America.

Cryogenic Services

The Company operates three locations providing installation, service and maintenance of cryogenic products including storage tanks, liquid cylinders, cryogenic trailers, cryogenic pumps and vacuum-insulated pipe.

Energy and Chemicals Segment

The Company’s principal products within the Energy and Chemicals segment, which accounted for 31 percent of sales in 2002, are focused on the process equipment, primarily heat exchangers, coldboxes and LNG fuel systems, used by the major natural gas, petrochemical processing and industrial gas companies in the production of their products.

Heat Exchangers

The Company is the leading designer and manufacturer of cryogenic heat exchangers. Using technology pioneered by the Company, heat exchangers are incorporated into systems such as cold boxes to facilitate the progressive cooling and liquefaction of air or hydrocarbon mixtures for the subsequent recovery or purification of component gases. In hydrocarbon processing industries, heat exchangers allow producers to obtain purified hydrocarbon by-products, such as methane, ethane, propane and ethylene, which are commercially marketable for various industrial or residential uses. In the industrial gas market, heat exchangers are used to obtain high purity atmospheric gases, such as oxygen, nitrogen and argon, which have numerous diverse industrial applications. Heat exchangers are customized to the customer’s requirements and range in price from approximately $30,000 for a relatively simple unit to as high as $10 million for a major project.

Management anticipates the return of demand for its heat exchangers in 2003, resulting substantially from increased activity in the petrochemical and natural gas segments of the hydrocarbon processing market. In particular, management believes that continuing efforts by petroleum producing countries to make better use of stranded natural gas and previously flared gases, as well as efforts to broaden their industrial base, present a promising source of demand for the Company’s heat exchangers and cold box systems. Demand for heat exchangers in developed countries is expected to continue as firms upgrade their facilities for greater efficiency and regulatory compliance. Historic demand for heat exchangers has cycled to very low levels and typically recovered to new peak requirements. To more effectively balance the Company’s production capacity with worldwide demand, the Company now operates only one heat exchanger facility, located in the United States. The Company closed its heat exchanger manufacturing facility in Wolverhampton, United Kingdom, in the first quarter of 2003.

The Company’s principal competitors for heat exchangers are Linde, Sumitomo, Kobe and Nordon. Management believes that the Company is the only producer of large brazed aluminum heat exchangers in the United States and is the leader in the global heat exchanger market. Major customers for the Company’s heat exchangers in the industrial gas market include Air Liquide, Air Products, Linde/BOC, MG Industries and Praxair. In the hydrocarbon processing market, major customers include BP Amoco/Arco, Exxon/Mobil, Chevron/Texaco, Conoco/Phillips and contractors such as ABB Lummus, Bechtel and Kellogg, Brown and Root.

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

The Company has a number of competitors for fabrication of cold boxes, including Linde, Air Products and many smaller fabrication-only facilities around the world. Principal customers for the Company’s cold boxes include Air Liquide, ABB Lummus, BP Amoco/Arco, Bechtel, Lurgi, Stone and Webster, and Kellogg, Brown and Root.

LNG Alternative Fuel Systems

This product line consists of vacuum-insulated containers for LNG storage, cryogenic pumps and liquid dispensers for vehicle fueling systems and LNG and liquid/compressed natural gas (“LCNG”) refueling systems for centrally fueled fleets of vehicles powered by natural gas, such as fleets operated by metropolitan transportation authorities, refuse haulers and heavy-duty truck fleets. Competition for LNG fueling and storage systems is based primarily on product design, customer support and service, dependability and price. Although there are alternatives to LNG as a fuel, the Company is not aware of any viable alternatives to vacuum-insulated containers for LNG fueling and storage systems. The Company pursues this opportunity through its NexGen Fueling® (“NexGen”) business unit.

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

Market Overview

The Company serves a wide variety of markets through its emphasis on providing equipment for end-users of cryogenic liquids. These markets include beverage bottling and dispensing, alternative transportation fuels, biomedical research, medical test equipment, home healthcare and electronics testing, to name just a few. With such a wide variety of markets, the Company has reduced the effect that fluctuations in the overall industrial gas and hydrocarbon markets have on its profitability.

Despite its cyclicality, management believes that the global expansion of the industrial gas and hydrocarbon processing markets presents attractive opportunities for growth. To date, the sources of the Company’s international business principally have been its large domestic-based customers, who are aggressively expanding into international markets, and large foreign-based companies with significant U.S. operations. In 2002, approximately 33 percent of the Company’s sales were destined for use at job sites outside the United States compared to 34 percent in 2001 and 33 percent in 2000. Further information about the Company’s international business is found in Note A to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

The hydrocarbon processing market consists of petrochemical and natural gas processors. Natural gas processing involves the separation and purification of natural gas for the production of liquid gas end products such as methane, ethane, propane and butane, and by-products such as helium, all of which have numerous commercial and industrial applications. In the petrochemical industry, cryogenic separation and purification processes are required to produce ethylene (the basic building block of plastics), propylene and numerous other primary hydrocarbons having industrial uses. Like the industrial gas market, the hydrocarbon processing market uses all of the categories of the Company’s cryogenic products in the gas separation and purification processes and the subsequent storage and distribution of liquid gases. Major customers for the Company’s products in the hydrocarbon processing markets are large multinational firms in the oil and gas industry, and large engineering and construction concerns.

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

Marketing

The Company markets its products and services throughout the world primarily through 161 direct sales personnel and through independent sales representatives and distributors. The technical and custom design nature of the Company’s products requires a professional, highly trained sales force. While each salesperson and sales representative is expected to develop a highly specialized knowledge of one product or group of products within a segment of the Company, each salesperson and certain sales representatives are now able to sell many products from different segments to a single market. The Company uses independent sales representatives and distributors to market its products and services in certain foreign countries that the Company serves and in certain North American markets. These independent sales representatives supplement the Company’s direct sales force in dealing with language and cultural matters. The Company’s domestic and foreign independent sales representatives earn commissions on sales, which vary by product type.

Orders and Backlog

The Company considers orders to be those for which the Company has received a signed purchase order or other written contract from the customer. Such orders are included in backlog until recognized as revenue or cancelled. The table below sets forth orders and backlog by segment for the last three fiscal years.

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Orders
Biomedical	$66,265	$59,536	$55,430
Distribution and Storage	129,083	167,061	211,421
Energy and Chemicals	111,447	85,091	108,710

Total	$306,795	$311,688	$375,561

Backlog
Biomedical	$1,790	$4,291	$3,148
Distribution and Storage	23,311	28,042	46,435
Energy and Chemicals	44,239	32,479	39,291

Total	$69,340	$64,812	$88,874

During 2002, the Biomedical segment continued its recent annual trend of increasing order performance primarily fueled by strong demand for MRI and medical products. The Company expects the strong medical products demand to continue throughout 2003, even though the Biomedical backlog is at its lowest level in the past three years. Orders in the Distribution and Storage segment significantly decreased in 2002 compared with 2001 due to the continued worldwide slowdown experienced by the manufacturing sectors of the industrialized world and the further reductions in capital expenditures in the consolidating global industrial gas industry. The Energy and Chemicals segment showed a significant increase in orders in 2002 after a cyclical order low in 2001. Strengthening of the worldwide hydrocarbon market, as evidenced by the large order received in 2002 from Bechtel for additional phases of the Trinidad LNG project, led this resurgence in orders. The Company expects this trend in demand to continue in 2003.

During 2001, the Biomedical segment continued with very strong order performance in each of its product lines. The Distribution and Storage segment experienced a reduction in orders across its product portfolio in 2001 compared with 2000 due to the worldwide slowdown experienced by the manufacturing sectors of the industrialized world and a slowdown in cryogenic systems mainly for the electronics industry. The Energy and Chemicals segment returned to a cyclical order low in 2001 after being buoyed in 2000 by several orders related to the Trinidad LNG project.

Almost all of the Company’s December 31, 2002 backlog is scheduled to be recognized as sales during 2003. The Company’s backlog fluctuates from time to time, and the amounts set forth above are not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. The increased focus within the Company on the Biomedical and Distribution and Storage segments will generally reduce backlog, as products within these segments tend to have shorter lead times than those in the Energy and Chemicals segment.

Customers

Sales to the Company’s top ten customers accounted for 41 percent of consolidated sales in 2002. The Company’s sales to particular customers fluctuate from period to period. In 2002, approximately 33 percent of sales were destined to be used in foreign countries. The Company’s customers are spread across the industrial gas, hydrocarbon and chemical processing industries in several countries. The Company’s management has established certain credit requirements that its customers must meet before sales credit is extended. The Company monitors the financial condition of its customers to help ensure collections and to minimize losses. For certain domestic and foreign customers, the Company requires customer advances, letters of credit and other such guarantees of payment. Certain customers require the Company to issue letters of credit or performance bonds, particularly in instances where customer advances are involved, as a condition of placing the order. The Company believes its relationships with its customers are generally good, but have been strained by the Company’s current leverage situation and the delays in successfully completing a restructuring of the Company’s senior debt.

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

Raw Materials and Suppliers

The Company manufactures most of the products it sells. The raw materials used in manufacturing include aluminum sheets, bars, plate and piping, stainless steel strip, heads, plate, piping, valves and gauges, palladium oxide, carbon steel heads and plate and nine percent nickel steel heads and plate. Most raw materials are available from multiple sources of supply. In March 2002, the United States Government instituted various levels of tariffs on certain imported steel products, which would have had the impact of increasing the manufactured cost of certain of the Company’s Distribution and Storage segment bulk storage tanks by between 8 percent and 18 percent due to the Company’s use of nine percent nickel steel plate. Nine percent nickel steel plate was subsequently granted an exclusion from the tariffs in June 2002, and the Company did not experience cost increases.

Commodity metals used by the Company have experienced fluctuations in price. The Company has generally been able to recover the costs of price increases through its contracts with customers. The Company foresees no acute shortages of any raw materials that would have a material adverse effect on its operations.

Employees

As of December 31, 2002, the Company had 2,022 employees, including 1,407 domestic employees and 615 international employees. These employees consisted of 631 salaried, 432 union hourly and 959 non-union hourly employees. The salaried employees included 112 engineers and draft-persons and 519 other professional, technical and clerical personnel.

The Company is a party to three collective bargaining agreements through its operating subsidiaries. The agreement with the International Association of Machinists and Aerospace Workers covering 160 employees at the Company’s La Crosse, Wisconsin heat exchanger facility expires February 3, 2004. The agreement with the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers covering 66 employees at the Company’s Plaistow, New Hampshire facility expires August 31, 2003. The agreement with the United Steel Workers covering 206 employees at the Company’s New Prague, Minnesota facility expires January 15, 2006. Since the acquisition of each of its operating units, the Company has not had any work stoppages or strikes. The Company believes its employee relations are good.

Environmental Matters

The Company’s operations involve and have involved the handling and use of substances, such as various cleaning fluids used to remove grease from metal, that are subject to federal, state and local environmental laws and regulations. These regulations impose limitations on the discharge of pollutants into the soil, air and water, and establish standards for their handling, management, use, storage and disposal. The Company monitors and reviews its procedures and policies for compliance with environmental laws and regulations. The Company’s management is familiar with these regulations, and supports an ongoing program to maintain the Company’s adherence to required standards.

The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its operating facilities, and, except for these continuing remediation efforts, believes it is currently in substantial compliance with all known environmental regulations. The Company accrues for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next ten years as ongoing costs of remediation programs. Although the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. The Company believes that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations.

Available Information

The Company’s Internet website address is www.chart-ind.com. The Company makes available free of charge on www.chart-ind.com its annual, quarterly and current reports, proxy statements and other documents as soon as reasonably practical after the Company electronically files such material with, or furnishes it to, the SEC. However, the information found on the Company’s website is not part of this or any other report. The public may read and copy any material that the Company files with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website, www.sec.gov, that contains all reports, proxy statements and other information filed by the Company with the SEC.

ITEM 2.    PROPERTIES

The Company occupies 29 principal facilities totaling approximately 2.1 million square feet, with the majority devoted to manufacturing, assembly and storage. Of these manufacturing facilities, approximately 1.7 million square feet are owned and 0.4 million square feet are occupied under operating leases. The Company considers its manufacturing facilities more than sufficient to meet its current and planned operational needs. The Company leases approximately 11,400 square feet for part of its corporate offices in Cleveland, Ohio. The Company’s owned facilities in the United States are subject to mortgages securing the Company’s consolidated credit and revolving loan facility.

As further described in Note D to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, as a result of its operational restructuring activities, the Company has closed its Biomedical segment warehouse and sales office in Solingen, Germany, its Distribution and Storage manufacturing facilities in Denver, Colorado, Columbus, Ohio and Costa Mesa, California and its Energy and Chemicals manufacturing facility in Wolverhampton, United Kingdom. The Company has fully provided for all remaining lease obligations related to the leased facilities in this category as part of its employee separation and plant closure costs and is attempting to buy out the leases at reduced terms and/or find sub-lease tenants to improve cash flow related to these facilities. The Company is currently attempting to sell its Wolverhampton, United Kingdom facility. The proceeds of such sale will most likely be used to satisfy obligations of the Company’s insolvent United Kingdom subsidiary, which is more fully described in “Item 3. Legal Proceedings.”

The following table sets forth certain information about the Company’s facilities:

Location	Segment	Sq. Ft.	Ownership	Use
Burnsville, Minnesota	Biomedical	91,700	Owned	Manufacturing/Office
Denver, Colorado	Biomedical	109,000	Owned	Manufacturing/Office
Middlesex, United Kingdom	Biomedical	7,500	Leased	Warehouse
Solingen, Germany(1)	Biomedical	2,600	Leased	Office/Warehouse
Yennora, Australia	Biomedical	7,000	Leased	Office/Warehouse
Plaistow, New Hampshire	Distribution & Storage	164,400	Owned	Manufacturing/Office
Canton, Georgia	Distribution & Storage	138,000	Owned	Manufacturing/Office
Denver, Colorado(1)	Distribution & Storage	124,300	Leased	Manufacturing/Office
Houston, Texas	Distribution & Storage	22,000	Leased	Manufacturing
Holly Springs, Georgia	Distribution & Storage	6,000	Leased	Manufacturing
New Prague, Minnesota	Distribution & Storage	200,000 15,000 6,000 16,000 8,000	Owned Owned Owned Leased Owned	Manufacturing Manufacturing Manufacturing Office Manufacturing
Columbus, Ohio(1)	Distribution & Storage	46,200	Leased	Manufacturing/Office
Costa Mesa, California(1)	Distribution & Storage	42,000	Leased	Manufacturing/Office
Lonsdale, Minnesota	Distribution & Storage	13,500	Leased	Manufacturing/Office
Decin, Czech Republic	Distribution & Storage	493,000	Owned	Manufacturing/Office
Zhangiajang, China	Distribution & Storage	30,000	Leased	Manufacturing
Changzhou, China	Distribution & Storage	21,500	Leased	Manufacturing/Office
La Crosse, Wisconsin	Energy and Chemicals	149,000	Owned	Manufacturing/Office
Westborough, Massachusetts	Energy and Chemicals	18,500	Leased	Office
New Iberia, Louisiana(2)	Energy and Chemicals	62,400	Leased	Manufacturing
Wolverhampton, United Kingdom(1)	Energy and Chemicals	190,200	Owned	Manufacturing/Office
Houston, Texas	Energy and Chemicals	13,100	Leased	Office
Clarksville, Arkansas	Energy and Chemicals	110,000	Owned	Manufacturing/Office
Greenville, Pennsylvania	Energy and Chemicals	2,100	Leased	Office
Cleveland, Ohio	Corporate Headquarters	11,400	Leased	Office

(1)	Recently closed or subject to closure and/or sale as described above.
(2)	Leased by a joint venture in which the Company has a 50 percent interest.

ITEM 3.     LEGAL PROCEEDINGS

The Company has been named as a defendant in several similar civil cases pending related to an accident occurring on December 7, 2000 at a nursing home outside Dayton, Ohio. A nitrogen tank was connected to the nursing home’s oxygen system resulting in the immediate death of four elderly patients and injuries to three additional patients from inhaling the nitrogen. The seven claims originally filed against the Company in these cases include negligence, strict product liability, failure to warn, negligence per se, breach of warranty, punitive damages, wrongful death, loss of consortium and negligent infliction of emotional distress. The allegations underlying the claims include defective or deficient manufacture, construction, design, labeling, formulation and warnings with regard to a cylinder. Certain co-defendants were criminally indicted in this matter. The Company, however, has not been so indicted. The court originally granted stays in all of these cases pending the outcome of the criminal charges. The trial in the criminal matter of the State of Ohio vs. BOC Gases, et al., was heard in May 2002. The trial lasted three days and resulted in a directed verdict in favor of the defendants. A second criminal trial, State of Ohio vs. I.H.S. Carriage-by-the-Lake, concluded in October 2002. I.H.S. Carriage-by-the-Lake, Inc. (“IHS”) plead guilty to four counts of involuntary manslaughter. IHS was fined $60,000 and ordered to undergo a three-year court-ordered operational change. The Company has been dismissed from three of the civil cases. The four remaining plaintiffs, however, have advised that they intend to pursue discovery before considering dismissal of claims against the Company. The plaintiffs in the remaining four open cases are seeking, in total, $15.0 million in compensatory damages, $15.0 million in punitive damages, $2.0 million for loss of consortium damages, prejudgment and post-judgment interest and costs and fees from the Company and other defendants named in the claims. These four remaining cases have been settled with the other defendants. While the Company is open to the possibility of good faith settlement negotiations, the Company is vigorously defending all of these cases and has filed its answer, denied all liability and cross-claimed for contribution from certain co-defendants. Additionally, the Company believes that the claims made against it are the most tenuous of any defendant.

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited (“CHEL”), and all future heat exchanger manufacturing will be conducted by the Company’s LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. CHEL’s net pension plan obligations have increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in an estimated plan deficit of approximately $12 million. Based on the Company’s present financial condition, it has determined not to advance funds at this time to CHEL in amounts necessary to fund CHEL’s obligations. CHEL does not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan terminated this plan in April 2003. At the present time, the Company is unable to determine the impact on its 2003 pension expense or cash funding requirements for the April 1, 2003 approval of insolvency administration for CHEL and the related termination of the Company’s United Kingdom pension plan. The Company can provide no assurance that claims will not be asserted against the Company for these obligations of CHEL. To the extent the Company has significant liability with respect to CHEL’s obligations as a result of CHEL’s insolvency, such liability would have a material adverse impact on the Company’s liquidity and its financial position.

The Company is a party to other legal proceedings incidental to the normal course of its business. Based on the Company’s historical experience in litigating these actions, as well as the Company’s current assessment of the underlying merits of the actions and applicable insurance, management believes that the final resolution of these matters will not have a material adverse affect on the Company’s financial position, liquidity, cash flows or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Executive Officers of the Registrant

Certain information as of March 31, 2003 regarding each of the Company’s executive officers is set forth below:

Name	Age	Position
Arthur S. Holmes	62	Chairman, Chief Executive Officer, President and a Director
Michael F. Biehl	47	Chief Financial Officer and Treasurer
Charles R. Lovett	59	Vice President of Manufacturing

Arthur S. Holmes has been Chairman and Chief Executive Officer of the Company since its formation in June 1992, and reassumed the title of President in July 2002 upon elimination of the position of Chief Operating Officer. Mr. Holmes served as President of ALTEC International, Inc. from 1985 through 1989. From 1978 through 1985, he served in a variety of managerial capacities for Koch Process Systems, Inc., the predecessor of Process Systems International, Inc., an operating unit of the Company, most recently as Vice President-Manager of the Gas Processing Division. Mr. Holmes is the co-inventor of the Company’s patented Ryan/Holmes technology. Mr. Holmes holds a BS and an MS in Chemical Engineering from the Pennsylvania State University and an MBA from Northeastern University.

Michael F. Biehl has been the Chief Financial Officer and Treasurer of the Company since July 2001. Prior to joining the Company, Mr. Biehl served as Vice President, Finance and Treasurer at Oglebay Norton Company,

a publicly held company that provides industrial minerals to a broad range of industries. He joined Oglebay Norton in 1992 as Corporate Controller, was promoted to Treasurer and Director of Finance in 1994 and to Vice President, Finance in 1998. Prior to joining Oglebay Norton, he worked in the audit practice of Ernst & Young, LLP in Cleveland, Ohio from 1978 to 1992. Mr. Biehl, a Certified Public Accountant, holds a BBA in Accounting from Ohio University and an MBA from Northwestern University’s Kellogg Graduate School of Management.

Charles R. Lovett has been Vice President of Manufacturing for the Company since October 2002. Mr. Lovett has served in various roles with the Company and its predecessors since 1978, including Vice President, Manufacturing, Koch Process Systems, Inc. until 1988, Vice President, Operations, AMW Industries until January 1991, President, Process Systems International, Inc. until 1994, President, Process Engineering, Inc. until 1999, and Vice President, Operations, Ferox a.s. in the Czech Republic. Mr. Lovett holds a Bachelors degree in Mechanical Engineering Technology from the University of Dayton.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Quarterly Stock Prices and Dividends

The high and low sales prices for the Company’s Common Stock reported on the New York Stock Exchange for each quarterly period within the most recent two years are set forth in the table below:

Quarter	High	Low
2002
1st	$2.70	$1.90
2nd	2.75	1.93
3rd	1.85	0.74
4th	1.23	0.61

Quarter	High	Low
2001
1st	$5.88	$4.00
2nd	5.15	3.15
3rd	4.00	2.76
4th	3.00	1.84

The Company did not pay any dividends in 2002 or 2001.

Limitations on the Payment of Dividends

The Company is permitted to pay cash dividends not exceeding $7.2 million in any fiscal year, but only if at both the time of payment of the dividend and immediately thereafter there is no event of default under the Credit Facility.

Related Stockholder Matters

Prior to April 4, 2003, Chart Industries common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “CTI.” The Company was notified on April 4, 2003 that its common stock was being immediately suspended from trading on the NYSE and that the delisting of the Company’s common stock from the NYSE is pending the completion of applicable procedures, including any appeal by the Company, due to the Company’s inability to meet the NYSE continued listing criteria. Subsequent to this date, Chart Industries common stock has been traded on the over-the-counter market pink sheets under the symbol “CTIT.” The Company is currently seeking an additional trading venue for its common stock.

Shareholders of record on March 31, 2003 numbered 1,706. The Company estimates that an additional 5,000 shareholders own stock held for their accounts at brokerage firms and financial institutions.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company for each of the five years in the period ended December 31, 2002. The data was derived from the annual audited consolidated financial statements of the Company for the relevant years and includes the operations of acquired businesses after their date of acquisition, including for periods after April 12, 1999, the operations of MVE Holdings, Inc. (“MVE”).

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Sales	$296,284	$327,990	$325,700	$292,937	$229,423
Gross profit	76,297	86,361	96,029	77,381	77,657
Goodwill impairment charge(1)	92,379
Employee separation and plant closure costs (income)	13,887	2,375	(614)	11,982
Operating (loss) income	(97,601)	20,933	32,269	(11,189)	44,166
Interest expense—net	(17,612)	(21,589)	(26,676)	(15,854)	(901)
Net (loss) income	(130,785)	(5,158)	2,155	(36,280)	28,215
(Loss) Earnings per Common Share:
Net (loss) income	$(5.22)	$(0.21)	$0.09	$(1.53)	$1.17
Net (loss) income—assuming dilution	$(5.22)	$(0.21)	$0.09	$(1.53)	$1.16
Other Financial Data:
Depreciation and amortization	$11,709	$16,712	$16,717	$16,909	$7,026
Cash provided by (used in) operating activities	8,890	13,273	14,646	(5,514)	30,934
Cash provided by (used in) investing activities	1,116	(6,494)	(427)	(82,194)	(45,270)
Cash (used in) provided by financing activities	(15,864)	504	(9,759)	87,019	(5,484)
Dividends				2,370	4,821
Dividends per share				$0.10	$0.20
Balance Sheet Data:
Cash and cash equivalents	$7,225	$11,801	$4,921	$2,314	$2,169
Working capital (deficit)(2)	(202,663)	56,276	42,524	50,087	25,326
Total assets	279,294	408,980	429,843	424,570	158,205
Total debt	263,900	272,083	269,870	278,672	11,325
Shareholders’ (deficit) equity	(81,617)	49,340	54,844	55,512	93,154

(1)	In 2002, the Company recorded a non-cash impairment charge of $92.4 million to write off non-deductible goodwill of the Distribution and Storage segment. Further information about this charge is found in Note A to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)	As of December 31, 2002, the Company was in default on its senior debt due to violations of financial covenants. In April 2003, the Company’s senior lenders waived all defaults existing at December 31, 2002 and through April 30, 2003. Since the waiver of defaults does not extend until January 1, 2004, this debt is classified as a current liability on the Company’s consolidated balance sheet as of December 31, 2002, causing a working capital deficit as of such date. Further information about the Company’s debt and credit arrangements is found in Note C to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

General

The markets the Company serves did not experience the recovery in 2002 that the Company was expecting. Sales in the Distribution and Storage segment decreased 25 percent from 2001 levels, reflecting the continued economic slowdown in the consolidating global industrial gas industry. Energy and Chemicals segment sales, although slightly up from 2001, did not experience the originally projected improvement in the industrial gas markets of its business. Sales in the Biomedical segment in 2002 represented the only sizable increase compared with 2001, increasing by 17 percent.

As a result of the continued weakness in the Company’s core markets, its high debt level and management’s dissatisfaction with overall operating performance and shareholder returns, the Company undertook a significant operational restructuring in 2002. The Company closed several manufacturing facilities that were operating well below capacity and consolidated production in remaining manufacturing facilities in an effort to eliminate fixed costs. The Company flattened out its organizational structure by eliminating the separate office of the President and by consolidating its various businesses into three distinct operational groups, each reporting directly to the Chief Executive Officer. The Company also reviewed its sales and administrative personnel ranks and made many reductions in headcount to generate additional savings. The Company’s management believes these operational restructuring efforts, which will continue in 2003, will position the Company for significant improvements in operating performance and enable the Company to better weather future downturns in its markets.

In addition to the operational restructuring activities undertaken by the Company, during 2002 management focused substantial effort on identifying a long-term solution to improving the Company’s financial condition and reducing its leverage. These efforts included discussions with potential equity investors (two of which performed substantial due diligence), negotiating with the Company’s senior lenders for a restructuring of the Company’s senior debt and considering the sales of several non-core assets. Management of the Company is extremely disappointed that it was unable to solve the Company’s leverage situation prior to December 31, 2002, but remains committed to achieving a long-term solution in 2003.

The completion of planned manufacturing consolidations and operational restructuring activities in the first half of 2003 should position the Company for improved operating performance. Finally, expected resolution of the Company’s debt restructuring in 2003 should remove the aura of uncertainty that characterized the Company’s financial situation in 2002.

Operating Results

The following table sets forth the percentage relationship that each line item in the Company’s consolidated statements of operations represents to sales in the last three fiscal years.

	Years Ended December 31,
	2002	2001	2000
Sales	100%	100.0%	100.0%
Cost of sales(1)	74.2	73.7	70.5
Gross profit	25.8	26.3	29.5
Selling, general and administrative expense(2)	22.9	17.8	18.2
Goodwill impairment charge	31.2
Goodwill amortization expense		1.5	1.5
Employee separation and plant closure costs (income)	4.7	0.7	(0.2)
Equity income in joint venture	(0.1)	(0.1)
Operating (loss) income	(32.9)	6.4	10.0
Gain on sale of assets	0.5	0.2	0.3
Interest expense, net	(5.9)	(6.6)	(8.2)
Financing costs amortization	(1.1)	(0.5)	(0.4)
Derivative contracts valuation expense	(0.5)	(0.8)
Foreign currency loss	(0.4)	(0.1)	(0.1)
Income tax expense	3.8	0.1	0.9
(Loss) income before cumulative effect of change in accounting principle and extraordinary item	(44.1)	(1.5)	0.7
Cumulative effect of change in accounting principle, net of taxes		(0.1)
Extraordinary item, net of taxes
Net (loss) income	(44.1)	(1.6)	0.7

(1)	Includes non-cash inventory valuation charges of $1.5 million, $2.6 million and $1.5 million, representing 0.5 percent, 0.8 percent and 0.5 percent of sales, in 2002, 2001 and 2000, respectively.
(2)	Includes $4.9 million and $0.3 million, representing 1.7 percent and 0.1 percent of sales, of professional fees incurred by the Company related to its debt restructuring activities in 2002 and 2001, respectively.

Segment Information

The following table sets forth sales, gross profit and gross profit margin for the Company’s three operating segments for the last three fiscal years.

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Sales
Biomedical	$67,657	$57,957	$53,519
Distribution and Storage	135,549	179,830	192,253
Energy and Chemicals	93,078	90,203	79,928

Total	$296,284	$327,990	$325,700

Gross Profit
Biomedical	$25,312	$20,336	$20,351
Distribution and Storage	30,610	45,112	51,996
Energy and Chemicals	20,375	20,913	23,682

Total	$76,297	$86,361	$96,029

Gross Profit Margin
Biomedical	37.4%	35.1%	38.0%
Distribution and Storage	22.6%	25.1%	27.0%
Energy and Chemicals	21.9%	23.2%	29.6%
Total	25.8%	26.3%	29.5%

Years Ended December 31, 2002 and 2001

Sales for 2002 were $296.3 million versus $328.0 million for 2001, a decrease of $31.7 million, or 9.7 percent. A significant decrease of $44.3 million in Distribution and Storage segment sales, primarily driven by lower volume resulting from the continued economic slowdown experienced in 2002 in the industrial sectors of the worldwide economy, was slightly offset by sales growth in the Biomedical and Energy and Chemicals segments of $9.7 million and $2.9 million, respectively.

The Biomedical segment sales increase was largely driven by a $4.7 million increase in sales of medical oxygen products and biological storage systems, combined with an increase of $5.0 million in MRI cryostat components. Sales in the Distribution and Storage segment decreased significantly in 2002 when compared to 2001, with declines of $25.2 million and $12.3 million in cryogenic bulk storage systems and cryogenic systems and components, respectively, combined with a decrease of $7.2 million in cryogenic packaged gas systems and beverage liquid CO2 systems. The Energy and Chemicals segment sales, while improving slightly compared with 2001, still reflect the significant and extended downturn in new production equipment for the industrial gas market. Heat exchanger and cold box system sales, the largest product lines within this segment, increased $5.2 million from 2001 driven by volume and price increases in the hydrocarbon processing market, while stainless steel tubing sales declined $2.6 million from 2001. Sales of LNG fueling systems, still a relatively new product line for the Company, were flat in 2002 when compared with 2001.

Gross profit for 2002 was $76.3 million versus $86.4 million for 2001. Gross profit margin decreased slightly, from 26.3 percent in 2001 to 25.8 percent in 2002, although the changes by operating segment varied. The Biomedical segment 2002 gross profit margin increased two points compared with 2001 primarily due to the inclusion in 2001 of a non-cash inventory valuation charge of $1.9 million included in cost of sales for the write-down to fair value of inventory related to a product line that was sold by the Company. Gross profit margin in the Distribution and Storage segment in 2002 declined approximately two points when compared with 2001 primarily due to lower manufacturing volume in the cryogenic bulk storage systems and cryogenic systems and components product lines. In spite of higher volumes in the heat exchanger and cold box product lines, the Energy and Chemicals segment experienced a one point gross profit margin decline in 2002 due to the lower prices on highly competitive projects and the inclusion in 2002 of a non-cash inventory valuation charge of $0.6 million included in cost of sales for the write-down to fair value of inventory at the Company’s Wolverhampton, United Kingdom facility.

In March 2002, the United States Government instituted various levels of tariffs on certain imported steel products, which would have had the impact of increasing the manufactured cost of certain of the Company’s Distribution and Storage segment cryogenic bulk storage tanks by between 8 percent and 18 percent due to the Company’s use of nine percent nickel steel plate. Nine percent nickel steel plate was subsequently granted an exclusion from the tariffs in June 2002, and the Company did not experience cost increases in this area.

Selling, general and administrative (“SG&A”) expense for 2002 was $68.0 million versus $58.6 million for 2001, an increase of $9.4 million, or 16.0 percent. As a percentage of sales, SG&A expense was 22.9 percent for 2002, up from 17.8 percent for 2001. In 2002 the Company recorded $4.9 million, or 1.7 percent of sales, of professional expenses related to its efforts to restructure its senior debt, compared with $0.3 million, or 0.1 percent of sales, in 2001. The Company also recorded $3.7 million of environmental remediation expense in 2002, or 1.2 percent of sales, as the Company increased its reserve for potential environmental remediation activities based upon the results of a recently completed Phase II environmental review in connection with a business the Company is considering selling. Additionally, overall increases in medical and workers’ compensation costs in 2002 added an additional $0.8 million of SG&A expense when compared with 2001.

Due to the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of 2002, the Company is no longer recording goodwill amortization. In 2001, the Company recorded goodwill amortization expense of $5.0 million. During the second quarter of 2002, the Company completed the transitional impairment tests of SFAS No. 142 and determined that the fair value of each reporting unit exceeded the carrying value, including goodwill, of such reporting unit as of January 1, 2002. As such, the Company was not required to record a cumulative effect charge as of January 1, 2002 for the adoption of SFAS No. 142.

The Company performed its annual impairment test of goodwill as of October 1, 2002 using discounted cash flow techniques and values of comparable businesses. These tests resulted in the fair value of the Company’s Distribution and Storage reporting unit being less than its carrying value including goodwill, which caused the Company to advance to step two of SFAS No. 142 and engage a valuation specialist to provide valuations of the Distribution and Storage reporting unit’s tangible and identifiable intangible assets. Although those procedures confirmed the value of the reporting unit’s tangible assets exceeded their carrying value, goodwill of the Distribution and Storage reporting unit was determined to be impaired. As a result, in 2002 the Company recorded a non-cash impairment charge of $92.4 million, or $3.69 per diluted share, to write off non-deductible goodwill. This non-cash charge was due to the combination of a reduction in the overall estimated enterprise value of the Company, attributable to Chart’s leverage situation and recent financial performance, and a reduction in the specific estimated value of the Distribution and Storage reporting unit, caused by the worldwide slowdown experienced by the manufacturing sectors of the industrialized world, reductions in capital expenditures in the consolidating global industrial gas industry, and a lowering of expectations for future performance of this segment for these same reasons. Goodwill comprised 27.7 percent and 41.1 percent of total assets as December 31, 2002 and 2001, respectively, and arose primarily from the Company’s acquisition of MVE in 1999.

In response to the continued weakness of the Company’s core markets and its poor overall operating performance, in 2002 the Company embarked on an aggressive manufacturing facility reduction plan designed to consolidate excess capacity and reduce overall operating costs. The first step of this plan was the closure of the Company’s Denver, Colorado Distribution and Storage segment manufacturing facility, which was substantially completed during the second quarter of 2002. The second step in this plan, announced in July 2002, was the closure of the Company’s Distribution and Storage segment manufacturing facilities in Costa Mesa, California and Columbus, Ohio. The Costa Mesa plant closure was finalized in the fourth quarter of 2002, and the Columbus plant closure was completed in the first quarter of 2003. The third step of this plan, announced in December 2002, was the closure of the Company’s Energy and Chemicals segment manufacturing facility in Wolverhampton, United Kingdom. Closure of this plant was completed in the first quarter of 2003, with a sale of the land and buildings at this site possibly occurring in the second half of 2003. In addition to these plant closures, during 2002 the Company reduced headcount in many SG&A departments throughout the Company. The Company is considering the closure of up to two more manufacturing facilities. If completed, these closures will result in further employee separation and plant closure costs and may put some negative short-term pressure on sales. The recoupment of closure expenses from operational improvements related to the closure of these two additional facilities is expected to take approximately one year.

During 2002, the Company recorded employee separation and plant closure costs of $13.9 million related to the manufacturing facility reduction efforts and overall headcount reduction programs described above. The total charges included $6.8 million for lease termination and other facility-related closure costs, $4.2 million for severance and other benefits related to terminating certain employees at these and other sites and $2.9 million of actuarially determined pension expense related to the curtailment of the Wolverhampton, United Kingdom defined benefit pension plan. Additionally, in 2002 the Company recorded non-cash inventory valuation charges of $1.5 million included in cost of sales for the write-off of inventory at these sites. At December 31, 2002, the Company had a reserve of $8.8 million remaining for the closure of these facilities, primarily for lease termination and severance costs. A table summarizing the employee separation and plant closure costs recorded by the Company in 2002 and the remaining reserve for each facility is located in Note D of the Company’s consolidated financial statements.

During 2001, the Company recorded employee separation and plant closure costs of $2.4 million. The total charges included $1.6 million related to the closure of the Company’s Ottawa Lake, Michigan facility and two smaller sites within the cryogenic services business of the Distribution and Storage segment, $0.4 million for terminating 25 employees at the Company’s Wolverhampton, United Kingdom, heat exchanger manufacturing facility and $0.4 million for terminating 45 other employees throughout the Company. The cryogenic services business charges of $1.6 million included $0.5 million for lease termination and facility-related closure costs, $0.6 million for writing off certain leasehold improvements and fixed assets, $0.1 million for terminating 32 employees, and $0.4 million for moving costs and other charges. At December 31, 2001, the Company had a reserve of $0.5 million remaining, primarily for lease termination costs.

The Company recorded $0.4 million of equity income in its Coastal Fabrication joint venture in 2002, compared with equity income of $0.5 million in 2001. The Company also received a $0.5 million cash dividend distribution from the joint venture in 2002.

The Company sold its cryogenic pump product line in 2002 for net proceeds of $2.3 million and recorded a gain of $1.4 million in other income. The Company sold its minority interest in Restaurant Technologies Inc. for net proceeds of $2.4 million in 2001, resulting in a gain of $0.5 million in other income.

Net interest expense for 2002 was $17.6 million compared with $21.6 million for 2001, reflecting lower overall interest rates. The Company manages its interest rate risk exposure through the use of interest rate collars on a portion of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. These agreements are generally described as collars and result in putting a cap on the base LIBOR interest rate at approximately 7.0 percent and a floor at approximately 5.0 percent on certain portions of the Company’s floating rate term debt. The Company’s interest rate collars do not qualify as hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement requires such collars to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statement of operations. Accordingly, the Company recorded a cumulative effect of a change in accounting principle, net of income taxes, as an adjustment to operations as of January 1, 2001. An interest rate collar covering $76.0 million of the Company’s debt expired and was settled on June 28, 2002. The Company’s remaining interest rate collar covering $29.8 million of debt expires on March 31, 2006. The fair value of the contract related to the collar outstanding at December 31, 2002 is a liability of $2.1 million and is recorded in accrued interest. The change in fair value of the contracts related to the collars during 2002 and 2001 of $1.6 million and $2.9 million, respectively, is recorded in derivative contracts valuation expense.

The Company recorded $1.1 million and $0.1 million of foreign currency remeasurement loss in 2002 and 2001, respectively. These foreign currency remeasurement losses result from certain of the Company’s subsidiaries entering into transactions in currencies other than their functional currency.

The Company recorded income tax expense of $11.1 million and $0.4 million, respectively, in 2002 and 2001. The expected income tax benefit on the Company’s 2002 pre-tax loss is completely offset by a charge of $32.6 million to increase the valuation allowance to fully reserve all of the Company’s net deferred tax assets resulting from the Company’s performance, its cumulative tax loss position and management’s assessment that it is more likely than not that the net deferred tax assets will not be realized. Although these net deferred tax assets have been fully reserved, they are still available to be utilized by the Company to offset income taxes payable should the Company generate sufficient taxable income in the future.

As a result of the foregoing, the Company incurred a net loss of $130.8 million in 2002, compared with a net loss of $5.2 million in 2001.

Years Ended December 31, 2001 and 2000

Sales for 2001 were $328.0 million versus $325.7 million for 2000, an increase of $2.3 million, or 0.7 percent. With minimal price changes in 2001, the increase in sales was primarily volume driven and resulted from sales growth in the Biomedical and Energy and Chemicals segments of $4.4 million and $10.3 million, respectively, offset by a $12.4 million decrease in Distribution and Storage segment sales.

The Biomedical segment sales increase was largely driven by a $4.5 million increase in medical oxygen product shipments and $3.8 million in biological storage systems shipments, offset by a $3.7 million decline in MRI cryostat components. Sales by the Distribution and Storage segment were significantly impacted by the general economic slowdown in the second half of 2001. Declines of $4.3 million and $8.4 million in standard tanks and packaged gas liquid cylinders, respectively, more than offset the increased number of ORCA® Micro-Bulk delivery systems and other mobile equipment sold. Sales of cryogenic systems and components also declined $4.8 million in 2001. The Energy and Chemicals segment sales, which improved slightly in 2001, reflected the significant and extended downturn in new production equipment for the industrial gas market. A $5.7 million increase in heat exchanger and cold box systems sales, combined with a $5.6 million increase in LNG alternative fuel system sales, drove the increase in this segment.

Gross profit for 2001 was $86.4 million versus $96.0 million for 2000. Gross profit was negatively impacted by non-cash inventory valuation charges included in cost of sales of $1.9 million in the Biomedical segment and $0.7 million in the Distribution and Storage segment related to the Company’s decisions to exit a product line and close certain cryogenic services business sites. Gross profit margin for 2001 was 26.3 percent versus 29.5 percent for 2000. The Biomedical segment 2001 gross profit margin decreased three percentage points compared with 2000 due to the non-cash inventory valuation charge for exiting a product line. Gross profit margin in the Distribution and Storage segment in 2001 declined when compared with 2000 primarily due to lower manufacturing volume in the cryogenic bulk and packaged gas areas. The Energy and Chemicals segment experienced declining margins in 2001 due to the lower prices on highly competitive projects, which were only partially offset by the impact of increased volume in this segment.

SG&A expense for 2001 was $58.6 million versus $59.5 million for 2000, a decrease of $0.9 million, or 1.5 percent. As a percentage of sales, SG&A expense was 17.8 percent for 2001, down from 18.2 percent for 2000. The decreases in both total SG&A expense and SG&A expense as a percentage of sales largely reflect the headcount reduction efforts of the Company during the year.

Goodwill amortization expense for 2001 was $5.0 million compared with $4.9 million for 2000. Goodwill comprised 41.1 percent and 40.3 percent of total assets at December 31, 2001 and 2000, respectively, and arose primarily from the Company’s acquisition of MVE in 1999. The Company applied the new rules on accounting for goodwill and other intangible assets under SFAS No. 141 “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests in accordance with SFAS No. 142.

During 2001, the Company recorded employee separation and plant closure costs of $2.4 million. The charges included $1.6 million related to the closure of the Ottawa Lake, Michigan facility and two smaller sites within the cryogenic services business of the Distribution and Storage segment, $0.4 million for terminating 25 employees at the Company’s Wolverhampton, United Kingdom, heat exchangers manufacturing facility of the Energy and Chemicals segment and $0.4 million for terminating 45 other employees throughout the Company. The cryogenic services business charges of $1.6 million included $0.5 million for lease termination and facility-related closure costs, $0.6 million for writing off certain leasehold improvements and fixed assets, $0.1 million for terminating 32 employees, and $0.4 million for moving costs and other charges. At December 31, 2001, the Company had a reserve of $0.5 million remaining, primarily for lease termination costs.

The Company recorded $0.5 million of equity income in its Coastal Fabrication joint venture in 2001, compared with equity income of $0.04 million in 2000. The joint venture did not make any cash distributions to the Company or the other joint venture partner in 2001 or 2000.

In 2001, the Company recorded a $0.5 million gain on the sale of its minority investment in Restaurant Technologies, Inc. for cash proceeds of $2.4 million.

Net interest expense for 2001 was $21.6 million compared with $26.7 million for 2000, reflecting lower interest rates due to decreases by the Federal Reserve in base interest rates. The Company recorded a charge to operations as of January 1, 2001 as a cumulative effect of a change in accounting principle, net of income taxes, for the adoption of SFAS No. 133. As a result of the significant interest rate decreases and an expectation that the forward interest rate yield curve would remain flat, the Company was required to record non-cash charges of $2.9 million in 2001 related to an estimated decline in fair value of the Company’s interest rate collars. There were no comparable non-cash charges in 2000. The fair value of the interest rate collars is determined by the expectation of future interest rates and is, therefore, difficult to predict. The liability relating to the collars of $2.3 million was recorded by the Company in accrued interest in the consolidated balance sheet at December 31, 2001, and represented the estimated payments to be made over the life of the collars.

The effective income tax rate for 2001 reflects the interaction of a book loss and taxable income, which was primarily the result of non-deductible goodwill amortization. The Company had net deferred tax assets of $15.1 million at December 31, 2001.

As a result of the foregoing, the Company incurred a net loss of $5.2 million in 2001, compared with net income of $2.2 million in 2000.

Liquidity and Capital Resources

Cash provided by operations in 2002 was $8.9 million compared with $13.3 million and $14.6 million provided in 2001 and 2000, respectively. The Company’s 2002 operating cash flow resulted primarily from the receipt of an income tax refund of $9.3 million, due to the new tax law allowing a five-year carry-back of net operating losses, as the Company managed its normal working capital requirements to an approximately neutral position in 2002. In 2001 the Company generated cash flow from positive cash earnings as well as reductions in both inventory and accounts receivable. In 2000, the Company increased inventory in several of its short lead-time items to service increasing sales volumes and to reduce orders lost due to backlog. If orders recover in the Energy and Chemicals segment and grow in the other segments as expected by the Company, there could be large fluctuations in operating cash flows depending on negotiated payment terms with customers.

Capital expenditures in 2002, 2001 and 2000 were $3.0 million, $8.1 million and $5.6 million, respectively. The Company limited its capital expenditures in 2002 to a maintenance level in order to conserve cash. The Company’s 2001 capital expenditures relate primarily to the Distribution and Storage segment, where new equipment was necessary as a result of the Company’s reorganization plan initiated in 1999. The Company expects capital expenditures in 2003 to be similar in magnitude to the 2002 amount.

In order to finance the acquisition of MVE, in March 1999 the Company negotiated a consolidated credit and revolving loan facility (the “Credit Facility”), which originally provided for term loans of up to $250.0 million and a revolving credit line of $50.0 million, which may also be used for the issuance of letters of credit. Due to scheduled reductions in the commitment amount, at December 31, 2002 the Credit Facility provides a revolving credit line of $49.0 million. The Credit Facility provides a secured interest in substantially all of the assets of the Company to the agent bank as representative of the senior lenders. The Company entered into the Series 1 Incremental Revolving Credit Facility in November 2000 and the Series 2 Incremental Revolving Credit Facility in April 2001 (collectively, the “Incremental Credit Facility”), which originally provided a revolving credit line of $10.0 million in addition to the credit line available under the Credit Facility. Due to scheduled reductions in the commitment amount, at December 31, 2002 the Incremental Credit Facility provides a revolving credit line of $9.8 million. Borrowings on the Incremental Credit Facility are secured by the same collateral as the Credit Facility. The Incremental Credit Facility expires on April 30, 2003. At December 31, 2002, the Company had borrowings of $213.7 million outstanding under the term loan portion of the Credit Facility, borrowings of $33.4 million outstanding under the revolving credit portion of the Credit Facility, borrowings of $9.8 million outstanding under the Incremental Credit Facility and letters of credit outstanding and bank guarantees totaling $15.1 million supported by the Credit Facility, leaving only $0.5 million of availability under the respective facilities.

As of December 31, 2002, the Company was in default under its Credit Facility and its Incremental Credit Facility due to violations of financial covenants more fully described in Note C to the Company’s consolidated financial statements. Following December 31, 2002, the Company also was in default under the Credit Facility as a result of its failure to make principal payments when due and the insolvency of CHEL. The Company’s senior lenders amended the Credit Facility and Incremental Credit Facility in April 2003 to waive all defaults existing at December 31, 2002 and through April 30, 2003 and to defer until April 30, 2003 $6.5 million in scheduled term debt amortization and $9.8 million in Incremental Credit Facility amortization originally due on March 31, 2003. In addition, the amendment requires the Company to reach agreement with its senior lenders on the final terms of a debt restructuring by April 30, 2003. If a negotiated term sheet can be reached by April 30, 2003, the waiver of defaults and deferral of debt payments will be extended until June 30, 2003. The amendment also grants approval for certain small asset sales, the proceeds of which will be used to fund senior debt interest payments, restructuring related activities and working capital requirements. Receipt of this amendment prevents the Company from classifying its debt outstanding under its Credit Facility and Incremental Credit Facility totaling $256.9 million as “in default” on its consolidated balance sheet as of December 31, 2002. Since the waiver of defaults does not extend until January 1, 2004, this debt is classified as a current liability as of December 31, 2002.

Throughout 2002 the Company had been actively pursuing several alternatives to improve its financial condition and reduce its leverage, including a substantial equity investment in the Company and a restructuring of the Company’s debt outstanding with its senior lenders. In the fourth quarter of 2002, the Company commenced negotiations with its senior lenders regarding such a restructuring and negotiations continue. Although the terms of such restructuring remain under negotiation, the Company expects this restructuring will result in an exchange of a portion of such debt for a substantial equity ownership position in the Company and substantial dilution of current shareholders’ ownership interests in the Company. The Company can give no assurance that it will be able to consummate such a restructuring transaction or otherwise renegotiate its debt outstanding under the Credit Facility or Incremental Credit Facility. If the Company is unable to do so, it may be required to pursue other restructuring alternatives. These alternatives could have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations. The consolidated financial statements do not include any adjustments to the amounts or classifications of assets or liabilities to reflect this uncertainty.

The Credit Facility was amended in August 1999, October 2000, October 2001 and December 2001 at costs to the Company of $1.2 million, $1.0 million and $0.8 million in 1999, 2000 and 2001, respectively. The Credit Facility and Incremental Credit Facility were subsequently amended in March 2002 (the “March 2002 Amendments”) at a cost of approximately $1.9 million to modify certain covenants until March 31, 2003, to defer $25.7 million of Term A and Term B amortization payments from scheduled payment dates in 2002 to 2005 and to extend the Incremental Credit Facility to March 31, 2003. The March 2002 Amendments resulted in an increase in interest rates of 0.25 percent, the addition of one financial covenant and scheduled reductions in the commitment amounts of the revolving credit lines of the Credit Facility and the Incremental Credit Facility.

The March 2002 Amendments called for the Company to prepay borrowings under the Credit Facility and Incremental Credit Facility in an aggregate amount of at least $75.0 million (“Minimum Prepayment Amount”) from the net proceeds of an equity investment, sale of assets and other sources of new capital. The March 2002 Amendments also called for the Company’s interest rates to increase by 0.25 percent if the Minimum Prepayment Amount was not achieved by September 30, 2002, and by an additional 0.25 percent each quarter thereafter that the Minimum Prepayment Amount was not made through March 31, 2003.

The March 2002 Amendments also provided for the issuance of market-priced warrants to the lenders for the purchase of two percent of the Company’s common stock at June 28, 2002. Accordingly, the Company was obligated to issue to its lenders at June 28, 2002 warrants to purchase, in the aggregate, 513,559 shares of Chart common stock at an exercise price of $2.425 per share. These warrants were valued at $0.7 million and are being amortized to financing costs amortization expense over the remaining term of the Company’s Credit Facility, which expires in March 2006. In addition, the March 2002 Amendments provided for the issuance of market-

priced warrants to the lenders for the purchase of an additional five percent and three percent of the Company’s common stock if the Minimum Prepayment Amount was not made by September 30 or December 31, 2002, respectively. The Company did not achieve the Minimum Prepayment Amount at September 30, 2002 or December 31, 2002. Accordingly, the Company was obligated to issue to its lenders at September 30, 2002 and December 31, 2002 warrants to purchase, in the aggregate, 1,353,531 and 773,133 shares of Chart common stock at an exercise price of $0.898 and $0.75 per share, respectively. The September 30, 2002 and December 31, 2002 warrants have been valued at $1.2 million and $0.4 million, respectively, and will be amortized to financing costs amortization expense over the remaining term of the Company’s Credit Facility. All of these warrants are exercisable for a period of ten years from the respective dates of issuance.

The Credit Facility, as modified by the March 2002 Amendments, contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. As of December 31, 2002, the Company was in default under its Credit Facility and Incremental Credit Facility due to violations of financial covenants, but received a waiver of such defaults at December 31, 2002 and through April 30, 2003, with the possibility of the waiver being extended to June 30, 2003 as previously discussed. The Company is permitted to pay cash dividends not exceeding $7.2 million in any fiscal year, but only if at both the time of payment of the dividend and immediately thereafter there is no event of default under the Credit Facility.

The Company’s contractual obligations as of December 31, 2002 are as follows:

	Payments Due by Period
	Total	2003	2004-2005	2006-2007	Beyond 2008
	(Dollars in thousands)
Current portion of long-term debt	$218,741	$218,741
Current maturities of long-term debt	45,159	43,998	$941	$220
Operating leases	8,063	2,932	4,521	608	$2

Total contractual cash obligations	$271,963	$265,671	$5,462	$828	$2

The Company’s commercial commitments as of December 31, 2002, which include letters of credit and bank guarantees, represent potential cash outflows resulting from contingent events that require performance by the Company or its subsidiaries pursuant to funding commitments, and are as follows:

	Total	2003	2004-2005
	(Dollars in thousands)
Standby letters of credit	$13,157	$12,513	$644
Guarantees	1,932	1,488	444

Total commercial commitments	$15,089	$14,001	$1,088

Consistent with previously announced plans, in March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited (“CHEL”), and all future heat exchanger manufacturing will be conducted by the Company’s LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. CHEL’s net pension plan obligations have increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in an estimated plan deficit of approximately $12 million. Based on the Company’s present financial condition, it has determined not to advance funds at this time to CHEL in amounts necessary to fund CHEL’s obligations. CHEL does not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan terminated this plan in April 2003. At the present time, the Company is unable to determine the impact on its 2003 pension expense or cash funding requirements for the April 1, 2003 approval of insolvency administration for CHEL and the related termination of the Company’s United Kingdom pension plan. The Company can provide no assurance that claims will not be asserted against the Company for these obligations of CHEL. To the extent the Company has significant liability with respect to CHEL’s obligations as a result of CHEL’s insolvency, such liability would have a material adverse impact on the Company’s liquidity and its financial position.

In November 1996, the Board of Directors authorized a program to repurchase 2,250,000 shares of the Company’s common stock. The amount and timing of any share purchases will depend on market conditions, share price and other factors. The Company reserves the right to discontinue the repurchase program at any time. In 2002, 2001 and 2000, the Company acquired 130,400, 50,000, and 37,200 shares, respectively, under the program to provide shares of common stock for use in making the Company’s employer match contribution under its defined contribution pension plan. As of December 31, 2002, 127,067 shares remain available for repurchase under the program.

The Company did not pay any dividends in 2002, 2001 or 2000. Any future declarations of dividends are at the sole discretion of the Company’s Board of Directors, subject to the conditions of the Credit Facility. No assurance can be given as to whether dividends will be declared in the future, and if declared, the amount and timing of such dividends.

The Company was notified in the fourth quarter of 2002 by the New York Stock Exchange (“NYSE”) that its common stock was below the NYSE’s criteria for continued listing because the average closing price of its stock over a consecutive 30-trading-day period before notification was less than $1.00. At December 31, 2002, the Company has a shareholders’ deficit of $81.6 million, which is below the NYSE’s continued listing criteria pertaining to shareholders’ equity, which requires a minimum of $50.0 million shareholders’ equity given Chart’s recent market capitalization. The Company was notified on April 4, 2003 that its common stock was being immediately suspended from trading on the NYSE and that the delisting of the Company’s common stock is pending the completion of applicable procedures, including any appeal by the Company, due to failure to maintain these listing requirements. Subsequent to this date, the Company’s common stock has been traded on the over-the-counter market pink sheets. The Company is currently seeking an additional trading venue for its common stock.

Contingencies

The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its operating facilities, and accrues for these activities when commitments or remediation plans have been developed and when costs can be reasonably estimated. Historical annual cash expenditures for these activities have been less than $0.5 million, and have been charged against the related environmental reserves. Future expenditures relating to these environmental remediation efforts are expected to be made over the next ten years as ongoing costs of remediation programs. The Company believes that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations.

The Company has been named as a defendant in several similar cases pending related to an accident occurring on December 7, 2000 at a nursing home outside Dayton, Ohio. Additionally, as previously mentioned, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. It is uncertain whether the Company will be subject to any significant liability resulting from CHEL’s insolvency administration. These proceedings are more fully described in “Item 3. Legal Proceedings.”

The Company, like other manufacturers, is occasionally subject to various legal actions related to performance under contracts, product liability and other matters, several of which actions claim substantial damages, in the ordinary course of its business. Based on the Company’s historical experience in litigating these actions, as well as the Company’s current assessment of the underlying merits of the actions and applicable insurance, the Company believes the resolution of these legal actions will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations.

Foreign Operations

During 2002, the Company had operations in Australia, China, the Czech Republic, Germany and the United Kingdom, which accounted for 17 percent of consolidated revenues and 22 percent of total assets at December 31, 2002. Functional currencies used by these operations include the Australian Dollar, the Chinese Renminbi Yuan, the Czech Koruna, the Euro and the British Pound. The Company is exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by the Company’s domestic operations in currencies other than the U.S. Dollar. The majority of these functional currencies and the other currencies in which the Company records transactions are fairly stable. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled the Company to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations in their value as compared to the U.S. Dollar.

Application of Critical Accounting Policies

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. The Company, after discussion with members of the Company’s audit committee, believes the following are some of the more critical judgmental areas in the application of its accounting policies that affect its financial position and results of operations.

Allowance for Doubtful Accounts:    The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. If circumstances change (e.g., higher-than-expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), the Company’s estimates of the collectibility of amounts due could be reduced by a material amount.

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

Goodwill and Indefinite Lived Intangibles:    As a result of the adoption of SFAS No. 142, the Company evaluates goodwill and indefinite lived intangible assets for impairment on an annual basis. To test for impairment, the Company is required to estimate the fair market value of each of its reporting units. Using management’s judgment, the Company developed a model to estimate the fair market value of its reporting units. This fair market value model incorporates the Company’s estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. Changes to these judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in a different assessment of the recoverability of goodwill and indefinite lived intangible assets.

Deferred Tax Assets:    As of December 31, 2002, the Company has a net deferred tax liability of $1.7 million resulting from gross deferred tax assets of $46.3 million, offset by a valuation allowance of $38.2 million and deferred tax liabilities of $9.7 million. These deferred tax assets and liabilities relate principally to various accruals and reserves and loss carryforwards. The realization of these assets is based upon estimates of future taxable income. In preparing estimates of future taxable income, the Company has used the same assumptions and projections utilized in its internal forecasts. Based on these projections, its cumulative tax loss position and management’s assessment, the Company believes that it is more likely than not that the net deferred tax assets will not be realized. Accordingly, the Company established a full valuation allowance against net deferred tax assets that would not be offset by taxable income generated by deferred tax liabilities. Estimates of future earnings are based on management’s expectations and beliefs concerning future events and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company.

Pensions:    The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis. The Company’s funding policy is to contribute at least the minimum funding amounts required by law. SFAS No. 87 and the policies used by the Company, notably the use of a calculated value of plan assets (which is further described below), generally reduce the volatility of pension expense from changes in pension liability discount rates and the performance of the pension plans’ assets.

A significant element in determining the Company’s pension expense in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed that the expected long-term rate of return on plan assets as of December 31, 2002 will be 8.75 percent for the United States plans and 6.75 percent for the United Kingdom plan. These expected return assumptions were developed using a simple averaging formula based upon the United States plans’ and United Kingdom plan’s respective investment guidelines and the historical returns of equities and bonds as indicated by the SEC in their 2002 study on average annual returns for the United States plans and by the actuary for the United Kingdom plan. Over the long term, the investment strategy employed with the Company’s pension plan assets has earned in excess of such rates; therefore, the Company believes its assumptions are reasonable. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension expense. The plan assets have earned a rate of return substantially less than the assumed rates in the last two years. Should this trend continue, future pension expense will likely increase.

At the end of each year, the Company determines the rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency. At December 31, 2002, the Company determined this rate to be 6.75 percent for the United States plans and 5.75 percent for the United Kingdom plan. Changes in discount rates over the past three years have not materially affected pension expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS No. 87.

At December 31, 2002, the Company’s consolidated net pension liability recognized was $3.1 million, a slight decrease from $3.2 million at December 31, 2001. The decrease was principally due to significant reductions in the number of plan participants based upon the facility closures and other terminations made throughout the Company. For the year ended December 31, 2002, the Company recognized consolidated pretax pension expense of $4.8 million, up from $0.9 million in 2001. The increase in 2002 pension expense is primarily due to the Company recognizing $2.9 million of expense related to the curtailment of the United Kingdom plan resulting from the termination of substantially all of the plan participants, and due to the lower return on plan assets and discount rates when compared to 2001. The Company currently expects that pension expense for its United States plans in 2003 will be at approximately the same level as 2002. At the present time, the Company is unable to determine the impact on its 2003 pension expense for the April 1, 2003 approval of insolvency administration for its CHEL subsidiary and the related termination of the Company’s United Kingdom pension plan.

Environmental Remediation obligations:    The Company’s obligations for known environmental problems at its current and former manufacturing facilities have been recognized based on estimates of the cost of investigation and remediation at each site. If the estimate can only be estimated as a range of possible amounts, with no specific amount being most likely, the minimum of the range is accrued. Management reviews its environmental remediation sites quarterly to determine if additional cost adjustments or disclosures are required. The characteristics of environmental remediation obligations, where information concerning the nature and extent of clean-up activities is not immediately available and changes in regulatory requirements frequently occur, result in a significant risk of increase to the obligations as they mature. Expected future expenditures are not discounted to present value. Potential insurance recoveries are not recognized until realized.

Product Warranty Costs:    The Company estimates product warranty costs and accrues for these costs as products are sold. Estimates are principally based upon historical product warranty claims experience over the warranty period for each product line. Due to the uncertainty and potential volatility of these warranty estimates, changes in assumptions could materially affect net income.

Revenue Recognition—Long-Term Contracts:    The Company recognizes revenue and profit as work on long-term contracts progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses toward completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. When estimates indicate a loss is expected to be incurred under a contract, cost of sales is charged with a provision for such loss. As work progresses under a loss contract, revenue and cost of sales continue to be recognized in equal amounts, and the excess of costs over revenues is charged to the contract loss reserve.

Debt Covenants:    The Company’s Credit Facility requires it to maintain certain financial ratios and a minimum level of net worth as discussed in Liquidity and Capital Resources and in Note C to the consolidated financial statements. The Company’s results of operations for the year ended December 31, 2002 would not have been in compliance with the financial covenants of the Credit Facility. Accordingly, the Company negotiated amendments in the first quarter of 2003 that waived such non-compliance at December 31, 2002 and through April 30, 2003. This waiver may be extended through June 30, 2003 if a term sheet for a restructuring of the Company’s senior debt can be negotiated with the senior lenders by April 30, 2003. If results of operations erode further or the Company is unable to obtain future amendments or waivers from its lenders, then the Company would be in default under the Credit Facility and the lenders could accelerate debt obligations so that all debt obligations outstanding under the Credit Facility and Incremental Credit Facility would be immediately due and payable. Expectations of future operating results and continued compliance with debt covenants cannot be assured and the lenders’ actions are not under the control of the Company. If projections of future operating results are not achieved and debt is placed in default, the Company would experience a material adverse impact on its reported financial position and results of operations.

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

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, including product warranties. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 irrespective of the guarantor’s fiscal year end. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and the Company has made the required disclosures in Note A of the consolidated financial statements. The Company does not expect this interpretation to have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends the disclosure provisions of SFAS No. 123 and requires expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. The disclosure requirements in SFAS No. 148, which have been made in Note G to the consolidated financial statements, are effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. The Company does not expect this statement to have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for FIN No. 46 will be July 1, 2003. The Company does not expect this interpretation to have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

Certain Factors That May Affect Future Results and Financial Condition

In addition to other information in this Annual Report on Form 10-K, the following factors could cause results and financial condition to differ materially from those anticipated or otherwise expressed or implied by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by the Company’s management from time to time.

The Company’s Losses from Operations and Working Capital Deficiency Raise Substantial Doubt About its Ability to Continue as a Going Concern:    The Company incurred a net loss of $130.8 million in 2002. The independent auditor’s report to the Company for the year ended December 31, 2002 concludes that the Company’s working capital deficiency and shareholders’ deficit, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently engaged in negotiations with its senior lenders regarding a restructuring of its senior debt outstanding under its Credit Facility and Incremental Credit Facility. There can be no assurance, however, that the Company will be able to consummate a debt restructuring transaction or obtain additional capital from other sources on reasonable terms or at all. The inability of the Company to satisfactorily resolve these negotiations with its senior lenders and/or access other sources of capital on a timely basis could result in a liquidity crisis for the Company, and would have a material adverse impact on the Company’s financial condition. Such an event would leave the Company with substantially negative working capital and could result in the Company’s inability to operate as a going concern. If the Company is unable to continue as a going concern, the Company may file, or may be forced to file, bankruptcy or insolvency proceedings, or may pursue a sale of assets to satisfy creditors.

Satisfying Debt Covenants and Paying Down Debt Under the Credit Facility:    The Company’s Credit Facility requires it to maintain certain financial ratios and a minimum level of net worth as discussed in Liquidity and Capital Resources and Note C to the consolidated financial statements. The Company was not in compliance with the financial covenants of the Credit Facility at December 31, 2002. Accordingly, the Company negotiated an amendment as of April 2, 2003 that waives the violations at December 31, 2002 and through April 30, 2003. The Company’s expectations of future operating results indicate that it will not be able to remain in compliance with debt covenants and make required debt payments. Accordingly, the Company is seeking to reduce its leverage by restructuring the Credit Facility and Incremental Credit Facility as previously discussed. If the Company does not reach an agreement regarding such restructuring with its senior lenders by April 30, 2003, the Company will be in default under its Credit Facility. Upon default by the Company, the senior lenders could accelerate all debt obligations outstanding under the Credit Facility and Incremental Credit Facility, which would have a material adverse impact on the Company’s liquidity, its financial position and ability to continue as a going concern.

Recovery of Core Businesses, Negative Publicity and Current Economic Conditions:    Certain of the Company’s core businesses have been underperforming over the past few years. While the Company expects to see an upturn in 2003 in the various markets its underperforming core businesses serve, there can be no assurance that such an upturn will occur or that the businesses’ performance will be markedly improved in 2003. The publicity surrounding the Company’s financial condition and suspension of trading of its common stock on the NYSE could affect the Company’s reputation with its customers and suppliers, could cause the Company to lose potential orders for significant projects and could have a negative impact on the Company’s liquidity, financial condition and results of operations. Finally, current world economic and political conditions may reduce the willingness of the Company’s customers and prospective customers to commit funds to purchase its products and services.

Insolvency Proceeding of the Company’s Subsidiary:    On March 28, 2003, the Company’s CHEL subsidiary, which previously operated the closed Wolverhampton, United Kingdom manufacturing facility, filed for a voluntary administration under the U.K. Insolvency Act 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. CHEL’s net pension plan obligations have increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in an estimated plan deficit of approximately $12 million. Based on the Company’s present financial condition, it has determined not to advance funds at this time to CHEL in amounts necessary to fund CHEL’s obligations. CHEL does not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan terminated this plan in April 2003. The Company is unable to determine at this point whether it will have any liability with regard to CHEL’s net pension plan obligations or severance payments. To the extent the Company has significant liability with respect to CHEL’s obligations as a result of CHEL’s insolvency, such liability would have a material adverse impact on the Company’s liquidity and its financial position.

Ability to Qualify the Company’s Common Stock for Trading in a National Trading Venue:    The Company was notified on April 4, 2003 that its common stock was being immediately suspended from trading on the NYSE and is subject to delisting pending the completion of applicable procedures, including any appeal by the Company, due to the Company’s inability to meet the NYSE continued listing criteria. Subsequent to this date, Chart Industries common stock has been traded on the over-the-counter market pink sheets under the symbol “CTIT.” The Company is currently seeking an additional trading venue for its common stock, although there can be no assurance that the Company will be able to meet applicable standards. The inability to trade in a national trading venue will make it difficult for the Company to raise funds through the sale of the Company’s securities. Additionally, the Company’s shareholders may have difficulty disposing of, or acquiring, the Company’s common stock which may negatively impact the market price for the shares.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others (including those described above under “Certain Factors That May Affect Future Results and Financial Condition”), could affect its future performance and liquidity of the Company’s common stock and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, political, business and market conditions and foreign currency fluctuations; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) the effectiveness of operational changes expected to increase efficiency and productivity; (f) the ability of the Company to manage its fixed-price contract exposure; (g) the ability of the Company to pass on increases in raw material prices, including as a result of tariffs; (h) the Company’s relations with its employees; (i) the extent of product liability claims asserted against the Company; (j) variability in the Company’s operating results; (k) the ability of the Company to attract and retain key personnel; (l) the costs of compliance with environmental matters; (m) the ability of the Company to protect its proprietary information; (n) the ability of the Company to sell certain assets and/or access additional sources of capital; (o) the ability of the Company to qualify its common stock for trading in a national trading venue; (p) the ability of the Company to satisfy debt covenants, pay down its debt and restructure its debt arrangements; (q) the insolvency of CHEL and the commencement of its administration proceedings in the United Kingdom, including the potential liability of the Company with respect to CHEL’s obligations; and (r) the war in Iraq and the threat of terrorism and the impact of responses to that threat.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company’s operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company’s primary interest rate risk exposure results from the Credit Facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by the use of interest rate collars on certain portions of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. The fair value of the contract related to the interest rate collar outstanding at December 31, 2002 is a liability of $2.1 million. If interest rates were to increase 200 basis points (2 percent) from December 31, 2002 rates, and assuming no changes in debt from the December 31, 2002 levels, the additional annual expense would be approximately $5.2 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound, the Czech Koruna and the Euro. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign exchange forward contracts at December 31, 2002, the result would be a loss in fair value of approximately $0.1 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Chart Industries, Inc.

We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes A and C, the Company has a shareholders’ deficit and a working capital deficiency. In addition, the Company has received an amendment waiving violations of covenants under its debt and credit arrangements as of December 31, 2002 and through April 30, 2003, or conditionally through June 30, 2003. It is likely that the Company will be in violation of covenants under its debt and credit arrangements upon expiration of the waiver, and a new amendment or waiver to the Company’s debt and credit arrangements will need to be obtained in order for the debt not to be in default at May 1, 2003, or conditionally at July 1, 2003. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note A to the consolidated financial statements, on January 1, 2002 and January 1, 2001, the Company changed its method of accounting for goodwill and derivative financial instruments, respectively.

/s/    ERNST & YOUNG LLP

Cleveland, Ohio

April 9, 2003

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(Dollars in thousands, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$7,225	$11,801
Accounts receivable, net of allowances of $2,167 and $1,401	44,732	45,427
Inventories, net	51,914	56,490
Unbilled contract revenue	10,622	7,391
Deferred income taxes		10,170
Prepaid expenses	2,426	1,735
Other current assets	14,540	6,766

Total Current Assets	131,459	139,780
Property, plant and equipment, net	56,889	62,070
Goodwill, net of accumulated amortization of $6,428 and $14,583	77,232	168,282
Other assets, net	13,714	38,848

TOTAL ASSETS	$279,294	$408,980

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$23,084	$25,634
Customer advances and billings in excess of contract revenue	10,037	9,290
Accrued salaries, wages and benefits	10,937	12,353
Warranty reserves	4,032	3,492
Other current liabilities	23,293	19,772
Current maturities of long-term debt	43,998	10,803
Current portion of long-term debt	218,741	2,160

Total Current Liabilities	334,122	83,504
Long-term debt	1,161	259,120
Other long-term liabilities	25,628	17,016
Shareholders’ (Deficit) Equity
Preferred stock, 1,000,000 shares authorized, none issued or outstanding
Common stock, par value $.01 per share—60,000,000 shares authorized; 25,707,709 and 24,917,187 shares issued at December 31, 2002 and 2001, respectively	257	249
Additional paid-in capital	45,792	42,832
Retained (deficit) earnings	(116,086)	14,699
Accumulated other comprehensive loss	(10,799)	(7,670)
Treasury stock, at cost, 153,648 and 109,437 shares at December 31, 2002 and 2001, respectively	(781)	(770)

	(81,617)	49,340

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$279,294	$408,980

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2002	2001	2000
	(Dollars and shares in thousands, except per share amounts)
Sales	$296,284	$327,990	$325,700
Cost of sales	219,987	241,629	229,671

Gross profit	76,297	86,361	96,029
Selling, general and administrative expense	68,001	58,561	59,488
Goodwill impairment charge	92,379
Goodwill amortization expense		5,017	4,921
Employee separation and plant closure costs (income)	13,887	2,375	(614)
Equity income in joint venture	(369)	(525)	(35)

	173,898	65,428	63,760

Operating (loss) income	(97,601)	20,933	32,269
Other income (expense):
Gain on sale of assets	1,420	538	1,041
Interest expense, net	(17,612)	(21,589)	(26,676)
Financing costs amortization	(3,159)	(1,475)	(1,147)
Derivative contracts valuation expense	(1,564)	(2,876)
Foreign currency loss	(1,081)	(92)	(203)

	(21,996)	(25,494)	(26,985)

(Loss) income before income taxes, minority interest and cumulative effect of change in accounting principle	(119,597)	(4,561)	5,284
Income tax expense (benefit):
Current	953	1,034	985
Deferred	10,183	(636)	2,027

	11,136	398	3,012

(Loss) income before minority interest and cumulative effect of change in accounting principle	(130,733)	(4,959)	2,272
Minority interest, net of taxes	(52)	(111)	(117)

(Loss) income before cumulative effect of change in accounting principle	(130,785)	(5,070)	2,155
Cumulative effect of change in accounting principle, net of taxes		(88)

Net (loss) income	$(130,785)	$(5,158)	$2,155

Net (loss) income per common share—basic and assuming dilution:
(Loss) income before cumulative effect of change in accounting principle	$(5.22)	$(0.21)	$0.09
Cumulative effect of change in accounting principle, net of taxes		0.00

Net (loss) income per common share—basic and assuming dilution	$(5.22)	$(0.21)	$0.09

Shares used in per share calculations	25,073	24,573	24,110

Shares used in per share calculations—assuming dilution	25,073	24,573	24,326

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity (Deficit)
	Shares Outstanding	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at January 1, 2000	23,817	$244	$43,219	$17,702	$(661)	$(4,992)	$55,512
Net income				2,155			2,155
Other comprehensive loss:
Foreign currency translation adjustment					(5,063)		(5,063)

Comprehensive loss							(2,908)
Treasury stock acquisitions	(37)					(156)	(156)
Stock options, including tax benefit	50		(259)			398	139
Contribution of stock to employee benefit plans	523	1	(794)			3,076	2,283
Other			(26)				(26)

Balance at December 31, 2000	24,353	245	42,140	19,857	(5,724)	(1,674)	54,844
Net loss				(5,158)			(5,158)
Other comprehensive loss:
Foreign currency translation adjustment					(768)		(768)
Minimum pension liability adjustment, net of taxes of $737					(1,178)		(1,178)

Comprehensive loss							(7,104)
Treasury stock acquisitions	(50)					(181)	(181)
Stock options, including tax benefit	17	1	50				51
Contribution of stock to employee benefit plans	488	3	620			1,085	1,708
Other			22				22

Balance at December 31, 2001	24,808	249	42,832	14,699	(7,670)	(770)	49,340
Net loss				(130,785)			(130,785)
Other comprehensive loss:
Foreign currency translation adjustment					6,828		6,828
Minimum pension liability adjustment, net of taxes of $737					(9,957)		(9,957)

Comprehensive loss							(133,914)
Treasury stock acquisitions	(130)					(219)	(219)
Stock options, including tax benefit	3		(7)			10	3
Contribution of stock to employee benefit plans	873	8	1,012			198	1,218
Issuance of warrants to lenders			1,957				1,957
Other			(2)				(2)

Balance at December 31, 2002	25,554	$257	$45,792	$(116,086)	$(10,799)	$(781)	$(81,617)

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000
	(Dollars in thousands)
OPERATING ACTIVITIES
Net (loss) income	$(130,785)	$(5,158)	$2,155
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of change in accounting principle		88
Financing costs amortization	3,159	1,475	1,147
Financing costs expensed	4,911	261
Employee separation and plant closure costs (income)	3,858	1,403	(704)
Gain on sale of assets	(1,420)	(538)	(1,041)
Goodwill impairment charge	92,379
Depreciation and amortization	11,709	16,712	16,717
Equity income from joint venture	(369)	(525)	(35)
Foreign currency transaction loss	1,081	92	203
Minority interest	83	182	190
Deferred income tax expense (benefit)	10,183	(636)	2,027
Contribution of stock to employee benefit plans	1,217	1,708	2,283
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	2,178	7,207	5,141
Inventory and other current assets	293	13,268	(26,322)
Accounts payable and other current liabilities	974	(27,027)	11,487
Income tax refund	9,258
Billings in excess of contract revenue and customer advances	181	4,761	1,398

Net Cash Provided By Operating Activities	8,890	13,273	14,646
INVESTING ACTIVITIES
Capital expenditures	(3,028)	(8,145)	(5,581)
Dividends received from joint venture	492
Proceeds from sale of assets	2,300	2,365	5,000
Other investing activities	1,352	(714)	154

Net Cash Provided By (Used In) Investing Activities	1,116	(6,494)	(427)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	46,354	106,740	112,254
Repayments on revolving credit facilities	(48,634)	(89,945)	(102,693)
Principal payments on long-term debt	(6,657)	(15,313)	(18,288)
Financing costs paid	(6,733)	(848)	(1,015)
Purchases of treasury stock	(219)	(181)	(156)
Other financing activities	25	51	139

Net Cash (Used In) Provided By Financing Activities	(15,864)	504	(9,759)

Net (decrease) increase in cash and cash equivalents	(5,858)	7,283	4,460
Effect of exchange rate changes on cash	1,282	(403)	(1,853)
Cash and cash equivalents at beginning of year	11,801	4,921	2,314

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,225	$11,801	$4,921

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note A—Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations:    Chart Industries, Inc. (the “Company”) is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and use of industrial gases and hydrocarbons. Headquartered in Cleveland, Ohio, the Company has domestic operations located in 11 states and an international presence in Australia, China, the Czech Republic, Germany and the United Kingdom.

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

Basis of Presentation:    The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2002, the Company was in default under its consolidated credit and revolving loan facility (the “Credit Facility”) and its Series 1 Incremental Credit Facility and Series 2 Incremental Credit Facility (collectively, the “Incremental Credit Facility”) due to violations of financial covenants more fully described in Note C. The Company’s senior lenders amended the Credit Facility and Incremental Credit Facility in April 2003 to waive all defaults existing at December 31, 2002 and through April 30, 2003 and to defer until April 30, 2003, $6,549 in scheduled term debt amortization and $9,793 in Incremental Credit Facility amortization originally due on March 31, 2003. In addition, the amendment requires the Company to reach agreement with its senior lenders on the terms of a debt restructuring by April 30, 2003. If a negotiated term sheet can be reached by April 30, 2003, the waiver of defaults and deferral of debt payments will be extended until June 30, 2003. The amendment also grants approval for certain asset sales, the proceeds of which will be used to fund senior debt interest payments, restructuring related activities and working capital requirements. Receipt of this amendment prevents the Company from classifying its debt outstanding under its Credit Facility and Incremental Credit Facility totaling $256,874 as “in default” on its consolidated balance sheet as of December 31, 2002. Since the waiver of defaults does not extend until January 1, 2004, however, this debt is classified as a current liability as of December 31, 2002.

The Company is in the process of negotiating with its senior lenders to reduce its leverage by restructuring the Company’s debt outstanding under the Credit Facility and Incremental Credit Facility. Although the terms of such restructuring remain under negotiation, the Company expects this restructuring will result in an exchange of a portion of such debt for a substantial equity ownership position in the Company and substantial dilution of current shareholders’ ownership interests in the Company. The Company can give no assurance that it will be able to agree with its senior lenders or consummate such a restructuring transaction or otherwise renegotiate its debt outstanding under the Credit Facility or Incremental Credit Facility. If the Company is unable to do so, it may be required to pursue other restructuring alternatives. These alternatives could have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations. The consolidated financial statements do not include any adjustments to the amounts or classifications of assets or liabilities to reflect this uncertainty.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note A—Nature of Operations and Summary of Significant Accounting Policies—Continued

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

Cash and Cash Equivalents:    The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The December 31, 2002 and 2001 balances include money market investments and cash.

Concentrations of Credit Risks:    Financial instruments that potentially subject the Company to concentrations of credit risks primarily consist of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. The concentration of trade receivable credit risk is generally limited due to the Company’s customers being spread across the industrial gas, hydrocarbon and chemical processing industries in several countries. The Company’s management has established certain credit requirements that its customers must meet before sales credit is extended. The Company monitors the financial condition of its customers to help ensure collections and to minimize losses. For certain domestic and foreign customers, the Company requires customer advances, letters of credit and other such guarantees of payment.

Allowance for Doubtful Accounts:    The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. The Company recorded expense for doubtful accounts of $1,614 and $381 in 2002 and 2000, respectively, and income related to doubtful accounts of $322 in 2001.

Inventories:    Inventories are stated at the lower of cost or market with cost being determined by the last-in, first-out (“LIFO”) method (approximately 11 percent and 13 percent of total inventory at December 31, 2002 and 2001, respectively), and the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	December 31,
	2002	2001
Raw materials and supplies	$27,046	$31,004
Work in process	13,382	14,639
Finished goods	11,556	10,997
LIFO reserve	(70)	(150)

	$51,914	$56,490

Property, Plant and Equipment:    Property, plant and equipment are stated on the basis of cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, whereas major improvements are capitalized. The cost of applicable assets is depreciated over their estimated useful lives.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note A—Nature of Operations and Summary of Significant Accounting Policies—Continued

Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense was $10,019, $9,722 and $9,796 in 2002, 2001, and 2000, respectively. The following table shows original costs and the estimated useful lives by classification of assets:

		December 31,
Classification	Expected Useful Life	2002	2001
Land and buildings	20-35 years (buildings)	$42,645	$39,010
Machinery and equipment	3-12 years	53,122	50,612
Furniture and fixtures	3-5 years	11,337	9,523
Construction in process		403	3,279

		107,507	102,424
Less accumulated depreciation		50,618	40,354

Total property, plant and equipment, net		$56,889	$62,070

Property, plant and equipment and finite lived intangible assets are evaluated for impairment if an indicator of impairment exists. The Company assesses whether impairment exists for each of its assets or groups of assets by comparing estimated undiscounted future cash flows against the carrying value of such assets. If the future undiscounted cash flows are less than the carrying value of the assets, an impairment reserve is recorded. The amount of impairment is calculated by comparing estimated future discounted cash flows, asset appraisals or market values of similar assets to the related carrying value.

Goodwill and Other Intangible Assets:    Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which established financial accounting and reporting for acquired goodwill and other intangible assets and superseded Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and APB Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note A—Nature of Operations and Summary of Significant Accounting Policies—Continued

Prior to the adoption of SFAS No. 142, the Company recorded amortization expense for goodwill and other intangible assets. The following table sets forth a reconciliation of net loss and earnings per share information adjusted in 2001 and 2000 for the non-amortization provisions of SFAS No. 142:

	Years Ended December 31,
	2002	2001	2000
Reported (loss) income before cumulative effective of change in accounting principle	$(130,785)	$(5,070)	$2,155
Add back goodwill and indefinite lived intangible asset amortization, net of tax		5,266	5,187

Adjusted (loss) income before cumulative effect of change in accounting principle	(130,785)	196	7,342
Cumulative effect of change in accounting principle net of tax		88

Adjusted net (loss) income	$(130,785)	$108	$7,342

Basic and diluted earnings per share:
Reported (loss) income before cumulative effect of change in accounting principle	$(5.22)	$(0.21)	$0.09
Add back goodwill and indefinite lived intangible asset amortization, net of tax		0.21	0.21

Adjusted (loss) income before cumulative effect of change in accounting principle	(5.22)	0.00	0.30
Cumulative effect of change in accounting principle, net of tax		0.00

Adjusted net (loss) income	$(5.22)	$0.00	$0.30

Weighted average shares—basic	25,073	24,573	24,110
Weighted average shares—assuming dilution	25,073	24,573	24,326

SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment and that goodwill be tested for impairment at the reporting unit level at the date of adoption and at least annually thereafter. Under SFAS No. 142, a company determines the fair value of any indefinite lived intangible assets, compares the fair value to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Goodwill is tested utilizing a two-step approach. After recording any impairment losses for indefinite lived intangible assets, a company is required to determine the fair value of each reporting unit and compare the fair value to its carrying value, including goodwill, of such reporting unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount of the impairment, if any, would then be measured in step two, which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

As part of adopting this standard as of January 1, 2002, the Company determined that it had one indefinite lived intangible asset in addition to goodwill. The Company evaluated the impairment of such indefinite lived intangible asset during the first quarter of 2002 and determined that it was not impaired. The Company completed step one of the transitional impairment test for goodwill during the second quarter of 2002 and determined that the fair value of each reporting unit exceeded the carrying value, including goodwill, of such

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note A—Nature of Operations and Summary of Significant Accounting Policies—Continued

reporting unit as of January 1, 2002. As such, the Company was not required to record a cumulative effect charge as of January 1, 2002 for the adoption of SFAS No. 142.

The Company performed its annual impairment test of goodwill as of October 1, 2002 using discounted cash flow techniques and values of comparable businesses. These tests resulted in the fair value of the Company’s Distribution and Storage reporting unit being less than its carrying value including goodwill, which caused the Company to advance to step two of SFAS No. 142 and engage a valuation specialist to provide valuations of the Distribution and Storage reporting unit’s tangible and identifiable intangible assets. Although those procedures confirmed the value of the reporting unit’s tangible assets exceeded their carrying value, goodwill of the Distribution and Storage reporting unit was determined to be impaired. As a result, in 2002 the Company recorded a non-cash impairment charge of $92,379, or $3.69 per diluted share, to write off non-deductible goodwill. This non-cash charge was due to the combination of a reduction in the overall estimated enterprise value of the Company, attributable to Chart’s leverage situation and recent financial performance, and a reduction in the specific estimated value of the Distribution and Storage reporting unit, caused by the worldwide slowdown experienced by the manufacturing sectors of the industrialized world, reductions in capital expenditures in the consolidating global industrial gas industry and a lowering of expectations for future performance of this segment for these same reasons. Changes to the judgments and estimates used to determine the fair values, including estimates of future cash flows, sales, profitability growth, and discount rates, could result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill.

The following table displays the gross carrying amount and accumulated amortization for intangible assets that continue to be subject to amortization as well as intangible assets not subject to amortization.

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Existing technology	$7,690	$(4,996)	$7,690	$(3,649)
Patents	2,131	(1,024)	1,977	(676)

	$9,821	$(6,020)	$9,667	$(4,325)

Non-Amortizable intangible assets
Know-how and intellectual property	$6,439	$(1,610)	$5,824	$(1,456)
Goodwill	83,660	(6,428)	182,865	(14,583)

	$90,099	$(8,038)	$188,689	$(16,039)

Differences in gross carrying amounts between December 31, 2002 and 2001 are attributable to exchange rate changes on Pound Sterling intangible assets.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note A—Nature of Operations and Summary of Significant Accounting Policies—Continued

The changes in the carrying amount of net goodwill by operating segment for the year ended December 31, 2002 are as follows:

	Biomedical	Distribution and Storage	Energy and Chemicals	Total
Balance as of January 1, 2002	$40,555	$115,147	$12,580	$168,282
Foreign currency exchange rate changes on prior balance			1,329	1,329
Goodwill impairment charge		(92,379)		(92,379)

Balance as of December 31, 2002	$40,555	$22,768	$13,909	$77,232

Amortization expense for intangible assets subject to amortization was $1,690, $6,990 and $6,921 in 2002, 2001, and 2000, respectively, and is estimated to be approximately $1,500 annually for fiscal years 2003 through 2004, and approximately $200 annually for fiscal years 2005 through 2007.

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

Financial Instruments:    The fair values of cash equivalents, accounts receivable and short-term bank debt approximate their carrying amount because of the short maturity of these instruments. The fair value of long-term debt is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under such method the Company’s long-term debt approximated its carrying value at December 31, 2002 and 2001. The Company, however, believes that its long-term debt has traded on the open market at a significant discount. Additionally, the Company is in the process of negotiating with its senior lenders to reduce its leverage by restructuring the Company’s debt outstanding under the Credit Facility and Incremental Credit Facility. Because the terms of such restructuring are not yet finalized, it is not practical to estimate the impact this restructuring will have on the fair value of the Company’s long-term debt.

Derivative Instruments:    Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.

The Company utilizes certain derivative financial instruments to enhance its ability to manage risk, including interest rate and foreign currency exposures that exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument.

The Company’s primary interest rate risk exposure results from the Credit Facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by the use of interest rate collars on a portion of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. These agreements are

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note A—Nature of Operations and Summary of Significant Accounting Policies—Continued

generally described as collars and result in putting a cap on the base LIBOR interest rate at approximately 7.0 percent and a floor at approximately 5.0 percent on certain portions of the Company’s floating rate term debt. The Company’s interest rate collars do not qualify as hedges under the provisions of SFAS No. 133. The Statement requires such collars to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statement of operations. Accordingly, the Company recorded a cumulative effect of a change in accounting principle, net of income taxes, as an adjustment to operations as of January 1, 2001. An interest rate collar covering $76,000 of the Company’s debt expired and was settled on June 28, 2002. The Company’s remaining interest rate collar covering $29,813 of debt expires on March 31, 2006. The fair value of the contract related to the collar outstanding at December 31, 2002 is a liability of $2,093 and is recorded in accrued interest. The fair value of the contracts related to the collars outstanding at December 31, 2001 is a liability of $2,278 and is recorded in accrued interest. The change in fair value during 2002 and 2001 of $1,564 and $2,876, respectively, is recorded in derivative contracts valuation expense.

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

The Company’s foreign currency forward contracts do not qualify as hedges under the provisions of SFAS No. 133. Accordingly, the Company recorded a cumulative effect of a change in accounting principle, net of income taxes, as an adjustment to net income as of January 1, 2001. Gains and losses recorded by the Company related to foreign currency forward contracts during 2002, 2001 and 2000 were not material.

The Company held foreign exchange forward contracts for notional amounts as follows:

	December 31,
	2002	2001
	Sell	Sell
United States Dollars		$500
Euros	$78	1,358

	$78	$1,858

Fair Value	$78	$1,865

Product Warranties:    The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during 2002, 2001 and 2000 are as follows:

	Years Ended December 31,
	2002	2001	2000
Balance as of January 1	$3,492	$6,150	$8,255
Warranty expense	2,875	266	2,655
Warranty usage	(2,335)	(2,924)	(4,760)

Balance as of December 31	$4,032	$3,492	$6,150

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note A—Nature of Operations and Summary of Significant Accounting Policies—Continued

Shareholders’ (Deficit) Equity: The Company reports comprehensive loss in its consolidated statement of shareholders’ (deficit) equity. The components of accumulated other comprehensive loss are as follows:

	December 31,
	2002	2001
Foreign currency translation adjustments	$(336)	$6,492
Minimum pension liability adjustments, net of taxes of $737	11,135	1,178

	$10,799	$7,670

The deferred tax asset of $2,848 related to the increase in the minimum pension liability in 2002 has an equal and offsetting valuation allowance recorded in other comprehensive loss.

Revenue Recognition:    For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement and the selling price to the buyer is fixed or determinable. For heat exchangers, cold boxes, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. Earned revenue on contracts in process at December 31 totaled $44,817, $39,344 and $33,815 in 2002, 2001 and 2000, respectively. Timing of amounts billed on contracts varies from contract to contract causing significant variation in working capital needs. Amounts billed on percentage of completion contracts in process at December 31 totaled $37,981, $38,407 and $25,045 in 2002, 2001, and 2000, respectively. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known.

Distribution Costs:    The Company records distribution costs, including warehousing and freight related to product shipping, in cost of sales.

Advertising Costs:    The Company incurred advertising costs of $2,991, $2,678 and $3,108 in 2002, 2001 and 2000, respectively. These costs are expensed as incurred.

Research and Development Costs:    The Company incurred research and development costs of $5,245, $4,101, and $3,671 in 2002, 2001 and 2000, respectively. These costs are expensed as incurred.

Foreign Currency Translation:    The functional currency for the majority of the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains or losses resulting from foreign currency transactions are charged to operations as incurred.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note A—Nature of Operations and Summary of Significant Accounting Policies—Continued

Deferred Income Taxes:    The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial reporting and the consolidated tax return in accordance with the liability method. A valuation allowance is provided against net deferred tax assets when conditions indicate that it is more likely than not that the benefit related to such assets will not be realized.

Employee Stock Options:    The Company has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, the Company does not recognize compensation expense. The Company is accounting for the 400,000 performance related options issued as part of the 2000 Executive Incentive Stock Option Plan as a variable plan. The Company has not recognized any compensation expense under this plan as the market value of the Company’s stock was less than the option exercise price when the performance criteria were met.

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” in December 2002. SFAS No. 148 amends the disclosure provisions of SFAS No. 123 and requires expanded and more prominent disclosure of the effects of an entity’s accounting policy in respect to stock-based employee compensation. The impact of not using the fair value provisions of SFAS No. 123 on net income (loss) and earnings (loss) per share are disclosed in Note G.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note A—Nature of Operations and Summary of Significant Accounting Policies—Continued

Earnings Per Share:    The following table sets forth the computation of basic and diluted earnings per share. The assumed conversion of the Company’s potentially dilutive securities (employee stock options and warrants), before giving effect to the cumulative effect of a change in accounting principle, was anti-dilutive for 2002 and 2001, respectively. As a result, the calculation of diluted net loss per share for 2002 and 2001 set forth below does not reflect any assumed conversion. The amount of potentially dilutive securities is presented in the table for all years, however, to give an indication of the potential dilution that may occur in future years.

	Years Ended December 31,
	2002	2001	2000
	(Shares in thousands)
(Loss) income before cumulative effect of change in accounting principle	$(130,785)	$(5,070)	$2,155
Cumulative effect of change in accounting principle, net of taxes		(88)

Net (loss) income	$(130,785)	$(5,158)	$2,155

Weighted-average common shares	25,073	24,573	24,110

Effect of dilutive securities:
Employee stock options and warrants	76	141	216

Dilutive potential common shares	25,149	24,714	24,326

Net (loss) income per common share:
(Loss) income before cumulative effect of change in accounting principle	$(5.22)	$(0.21)	$0.09
Cumulative effect of change in accounting principle, net of taxes		0.00

Net (loss) income per common share	$(5.22)	$(0.21)	$0.09

Net (loss) income per common share—assuming dilution:
(Loss) income before cumulative effect of change in accounting principle	$(5.22)	$(0.21)	$0.09
Cumulative effect of change in accounting principle, net of taxes		0.00

Net (loss) income per common share—assuming dilution	$(5.22)	$(0.21)	$0.09

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note A—Nature of Operations and Summary of Significant Accounting Policies—Continued

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, including product warranties. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 irrespective of the guarantor’s fiscal year end. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect this interpretation to have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for FIN No. 46 is July 1, 2003. The Company does not expect this interpretation to have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

Note B—Balance Sheet Components

	December 31,
	2002	2001
Other current assets:
Deposits	$566	$511
Investment in leases	245	518
Deferred financing costs, net	7,204
Other receivables	6,525	5,737

	$14,540	$6,766

Other assets, net:
Deferred financing costs, net	$335	$7,253
Existing technologies, net	2,694	4,041
Patents, trademarks and intellectual property, net	5,675	5,397
Equity investment in Coastal Fabrication joint venture	1,171	1,295
Investment in leases	494	883
Cash value life insurance	1,335	1,881
Prepaid pension cost	1,146	1,330
Deferred income taxes		14,624
Other	864	2,144

	$13,714	$38,848

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note B—Balance Sheet Components—Continued

	December 31,
	2002	2001
Other current liabilities:
Accrued interest	$2,167	$5,108
Accrued income taxes	4,879	2,371
Accrued other taxes	1,424	1,713
Accrued rebates	1,478	1,852
Accrued employee separation and plant closure costs	8,815	486
Deferred income taxes	380	3,307
Accrued other	4,150	4,935

	$23,293	$19,772

Other long-term liabilities:
Deferred income taxes	$1,297	$6,412
Accrued environmental	6,627	3,189
Accrued pension cost	16,125	6,480
Minority interest	1,106	858
Other	473	77

	$25,628	$17,016

Note C—Debt and Credit Arrangements

The following table shows the components of the Company’s borrowings at December 31, 2002 and 2001, respectively.

	December 31,
	2002	2001
Term loan A, originally due March 2005, quarterly principal payments, average interest rate of 5.94% at December 31, 2002	$97,933	$100,000
Term loan B, originally due March 2006, quarterly principal payments, average interest rate of 5.94% at December 31, 2002	115,748	118,191
Revolving Credit Facility, originally due March 2005, average interest rate of 6.0% at December 31, 2002	33,400	34,400
Series 1 and Series 2 Incremental Revolving Credit Facilities, originally due March 2003, average interest rate of 6.19% at December 31, 2002	9,793	9,000
Industrial Development Revenue Bonds, originally due August 2006, monthly payments, average interest rate of 6.33% at December 31, 2002	2,160	2,684
Industrial Development Revenue Bonds, due June 2006, semi-annual principal payments, average interest rate of 1.80% at December 31, 2002	1,540	1,980
Revolving foreign credit facility	2,528	4,042
Several notes payable with varying principal and interest payments	798	1,786

Total debt	263,900	272,083
Less: current maturities	43,998	10,803
Less: current portion	218,741	2,160

Long-term debt	$1,161	$259,120

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note C—Debt and Credit Arrangements—Continued

In order to finance the acquisition of MVE Holdings, Inc. (“MVE”), in March 1999 the Company negotiated the Credit Facility, which originally provided for term loans of up to $250,000 and a revolving credit line of $50,000, which may also be used for the issuance of letters of credit. Due to scheduled reductions in the commitment amount, at December 31, 2002 the Credit Facility provides a revolving credit line of $48,967. The Credit Facility provides a secured interest in substantially all of the assets of the Company to the agent bank as representative of the senior lenders.

The Company entered into the Series 1 Incremental Revolving Credit Facility in November 2000 and the Series 2 Incremental Revolving Credit Facility in April 2001 (collectively, the “Incremental Credit Facility”), which originally provided a revolving credit line of $10,000 in addition to the credit line available under the Credit Facility. Due to scheduled reductions in the commitment amount, at December 31, 2002 the Incremental Credit Facility provides a revolving credit line of $9,793. Borrowings on the Incremental Credit Facility are secured by the same collateral as the Credit Facility and bear interest, at the Company’s option, at rates equal to the prime rate (4.25 percent at December 31, 2002) plus 3.5 percent or LIBOR plus 1.7 percent. The Company is also required to pay a commitment fee of 0.75 percent per annum on the average daily unused amount. The Incremental Credit Facility expires on April 30, 2003.

As of December 31, 2002, the Company was in default under its Credit Facility and its Incremental Credit Facility due to violations of financial covenants. Following December 31, 2002, the Company also was in default under the Credit Facility as a result of its failure to make principal payments when due and the insolvency of a United Kingdom subsidiary, which is more fully described in Note I. The Company’s senior lenders amended the Credit facility and Incremental Credit Facility in April 2003 to waive all defaults existing at December 31, 2002 and through April 30, 2003 and to defer until April 30, 2003, $6,549 in scheduled term debt amortization and $9,793 in Incremental Credit Facility amortization originally due on March 31, 2003. In addition, the amendment requires the Company to reach agreement with its senior lenders on the terms of a debt restructuring by April 30, 2003. If a negotiated term sheet can be reached by April 30, 2003, the waiver of defaults and deferral of debt payments will be extended until June 30, 2003. The amendment also grants approval for certain asset sales, the proceeds of which will be used to fund senior debt interest payments, restructuring related activities and working capital requirements. Receipt of this amendment prevents the Company from classifying its debt outstanding under its Credit Facility and Incremental Credit Facility totaling $256,874 as “in default” on its consolidated balance sheet as of December 31, 2002. Since the waiver of defaults does not extend until January 1, 2004, however, this debt is classified as a current liability as of December 31, 2002.

The Company is in the process of negotiating with its senior lenders to reduce its leverage by restructuring the Company’s debt outstanding under the Credit Facility and Incremental Credit Facility. Although the terms of such restructuring remain under negotiation, the Company expects this restructuring will result in an exchange of a portion of such debt for a substantial equity ownership position in the Company and substantial dilution of current shareholders’ ownership interests in the Company. The Company can give no assurance that it will be able to consummate such a restructuring transaction or otherwise renegotiate its debt outstanding under the Credit Facility or Incremental Credit Facility. If the Company is unable to do so, it may be required to pursue other restructuring alternatives. These alternatives could have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations. The consolidated financial statements do not include any adjustments to the amounts or classifications of assets or liabilities to reflect this uncertainty.

The Credit Facility was amended in August 1999, October 2000, October 2001 and December 2001 at costs to the Company of $1,156, $1,015 and $848 in 1999, 2000 and 2001, respectively. The Credit Facility and Incremental Credit Facility were subsequently amended in March 2002 (the “March 2002 Amendments”) at a

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note C—Debt and Credit Arrangements—Continued

cost of approximately $1,900 to modify certain covenants until March 31, 2003, to defer $25,747 of Term A and Term B amortization payments from scheduled payment dates in 2002 to 2005 and to extend the Incremental Credit Facility to March 31, 2003. The March 2002 Amendments resulted in an increase in interest rates of 0.25 percent, the addition of one financial covenant and scheduled reductions in the commitment amounts of the revolving credit lines of the Credit Facility and the Incremental Credit Facility.

The March 2002 Amendments called for the Company to prepay borrowings under the Credit Facility and Incremental Credit Facility in an aggregate amount of at least $75,000 (“Minimum Prepayment Amount”) from the net proceeds of an equity investment, sale of assets and other sources of new capital. The March 2002 Amendments also called for the Company’s interest rates to increase by 0.25 percent if the Minimum Prepayment Amount was not achieved by September 30, 2002, and by an additional 0.25 percent each quarter thereafter that the Minimum Prepayment Amount was not made through March 31, 2003.

The March 2002 Amendments also provided for the issuance of market-priced warrants to the lenders for the purchase of two percent of the Company’s Common Stock at June 28, 2002. Accordingly, the Company was obligated to issue to its lenders at June 28, 2002 warrants to purchase, in the aggregate, 513,559 shares of Chart Common Stock at an exercise price of $2.425 per share. These warrants were valued at $729 and are being amortized to financing costs amortization expense over the remaining term of the Company’s Credit Facility, which expires in March 2006. In addition, the March 2002 Amendments provided for the issuance of market-priced warrants to the lenders for the purchase of an additional five percent and three percent of the Company’s Common Stock if the Minimum Prepayment Amount was not made by September 30 or December 31, 2002, respectively. The Company did not achieve the Minimum Prepayment Amount at September 30, 2002 or December 31, 2002. Accordingly, the Company was obligated to issue to its lenders at September 30, 2002 and December 31, 2002 warrants to purchase, in the aggregate, 1,353,531 and 773,133 shares of Chart Common Stock at an exercise price of $0.898 and $0.75 per share, respectively. The September 30, 2002 and December 31, 2002 warrants have been valued at $1,228 and $430, respectively, and will be amortized to financing costs amortization expense over the remaining term of the Company’s Credit Facility. All of these warrants are exercisable for a period of ten years from the respective dates of issuance.

Under the terms of the Credit Facility, as modified by the March 2002 Amendments, term loans and revolving credit bear interest at rates that equaled the prime rate plus incremental margins or LIBOR plus incremental margins. At March 31, 2003, the Company’s term loans and revolving credit bear interest at rates equal to the prime rate plus incremental margins. The incremental margins vary based on the Company’s financial position and currently range from 2.0 percent to 4.75 percent. The Company entered into two interest rate derivative contracts to manage interest rate risk exposure relative to the term loan portions of the Credit Facility. One of these contracts expired and was settled on June 28, 2002. The other collar covering $29,812 of the debt outstanding at December 31, 2002 expires in March 2006. The Company is also required to pay a commitment fee of 0.5 percent per annum on the unused amount of the revolving portion of the Credit Facility. At December 31, 2002, the Company had letters of credit outstanding and bank guarantees totaling $15,089 supported by the Credit Facility.

The Credit Facility, as modified by the March 2002 Amendments, contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. As of December

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note C—Debt and Credit Arrangements—Continued

31, 2002, the Company was in violation of the financial covenants of the Credit Facility but received a waiver of such defaults as of December 31, 2002 and through April 30, 2003. The Company is permitted to pay cash dividends not exceeding $7,200 in any fiscal year, but only if at both the time of payment of the dividend and immediately thereafter there is no event of default under the Credit Facility.

Borrowings of the Credit Facility and Incremental Credit Facility outstanding at December 31, 2002 are classified as a current liability in the Company’s consolidated balance sheet. The scheduled annual maturities of debt and credit arrangements at December 31, 2002, are as follows:

Year	Amount
2003	$262,739
2004	501
2005	440
2006	220

$263,900

Interest paid was $20,553, $23,996 and $25,859 in 2002, 2001 and 2000 respectively.

Note D—Employee Separation and Plant Closure Costs

During 2002, the Company recorded employee separation and plant closure costs primarily related to the termination of various salaried employees throughout the Company and for the closure of its Biomedical segment warehouse and sales office in Solingen, Germany, its Distribution and Storage segment manufacturing facilities in Costa Mesa, California, Columbus, Ohio and Denver, Colorado, and its Energy and Chemicals manufacturing segment in Wolverhampton, United Kingdom. The Company also recorded non-cash inventory valuation charges included in cost of sales for the write-off of inventory at these sites.

The Company’s Solingen, Germany warehouse and Costa Mesa, California, Columbus, Ohio and Denver, Colorado manufacturing facilities are closed, but the Company continues to have lease obligations for these sites. The Company completed its closure of the Wolverhampton, United Kingdom facility in March 2003 and expects to sell the land and buildings at this facility in 2003. Accordingly, these assets are classified as held for sale, and the Company recognized a loss of $1,630, included in employee separation and plant closure costs, to write these assets down to their estimated fair value. The proceeds of such sale will most likely be used to satisfy obligations of the Company’s insolvent United Kingdom subsidiary, which is more fully described in Note I.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note D—Employee Separation and Plant Closure Costs —Continued

The following table summarizes the Company’s employee separation and plant closure costs activity for 2002.

	Year Ended December 31, 2002
	Solingen	Costa Mesa	Columbus	Denver	Wolverhampton	Other	Total
Restructuring reserve as of January 1, 2002						$486	$486
Facility related closure costs	$205	$1,369	$364	$2,379	$2,440		6,757
Severance and other benefits	12	105	415	276	5,777	545	7,130

	217	1,474	779	2,655	8,217	545	13,887
Non-cash inventory valuation in cost of sales		352	212	287	631		1,482

	217	1,826	991	2,942	8,848	545	15,369
Reserve usage	(54)	(827)	(569)	(1,119)	(1,046)	(504)	(4,119)
Pension curtailment					(2,921)		(2,921)

Restructuring reserve as of December 31, 2002	$163	$999	$422	$1,823	$4,881	$527	$8,815

The employee separation and plant closure costs reserve at December 31, 2002 consists of $5,214 for lease termination and facility-related closure costs and $3,601 for severance and other benefits.

During 2001, the Company recorded employee separation and plant closure costs of $2,375. These costs included $1,566 related to the closure of the Ottawa Lake, Michigan facility and two smaller sites within the cryogenic services business of the Distribution and Storage segment, $363 for terminating 25 employees at the Company’s Wolverhampton, United Kingdom heat exchangers business facility of the Energy and Chemicals segment and $446 for terminating 45 other employees throughout the Company. The cryogenic services business charges of $1,566 included $556 for lease termination and facility closure-related costs, $566 for writing off certain leasehold improvements and fixed assets, $62 for terminating 32 employees, and $382 for moving costs and other charges. At December 31, 2001, the employee separation and plant closure costs reserve of $486 related primarily for lease termination costs.

Note E—Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2002, the Company has domestic net operating loss carryforwards of $33,865, which expire in years 2003 through 2022, capital loss carryforwards of $14,837, which expire in 2006, and research and development credits and other credits of $884, which expire in 2004 through 2021. Additionally, the Company has foreign net operating loss carryforwards of $6,349 at December 31, 2002, which have an indefinite carryforward period. Based upon management’s assessment, it is more likely than not that the net deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance of $38,248 at December 31, 2002. The valuation allowance of $2,766 at December 31, 2001 relates to foreign net operating loss carryforwards.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note E—Income Taxes—Continued

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Accruals and reserves	$17,365	$16,647
Net operating loss and credit carryforwards	24,350	9,362
Pensions	3,585	737
Other—net	1,012	16

	46,312	26,762
Valuation allowance	(38,248)	(2,766)

Total deferred tax assets	8,064	23,996

Deferred tax liabilities:
Property, plant and equipment	6,258	5,832
Intangibles	1,940	2,222
Inventory	1,543	835
Other—net		32

Total deferred tax liabilities	9,741	8,921

Net deferred taxes	$(1,677)	$15,075

The Company has not provided for U.S. federal income taxes on approximately $1,975 of foreign subsidiaries’ undistributed earnings as of December 31, 2002 because such earnings are intended to be reinvested indefinitely. The amount of U.S. federal income tax that would result had such earnings been repatriated would approximate $691.

Income (loss) before income taxes, minority interest, cumulative effect of change in accounting principle and extraordinary item consists of the following:

	Years ended December 31,
	2002	2001	2000
United States	$(110,235)	$(6,618)	$1,517
Foreign	(9,362)	2,057	3,767

	$(119,597)	$(4,561)	$5,284

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note E—Income Taxes—Continued

Significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2002	2001	2000
Current:
State	$389	$100	$40
Foreign	564	934	945

	953	1,034	985

Deferred:
Federal	9,959	(1,120)	1,612
State			(142)
Foreign	224	484	557

	10,183	(636)	2,027

	$11,136	$398	$3,012

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense is as follows:

	Years Ended December 31,
	2002	2001	2000
Income tax (benefit) expense at U.S. statutory rates	$(41,859)	$(1,596)	$1,849
State income taxes, net of federal tax benefit	253	65	(67)
Loss related to foreign subsidiary	(12,200)
Effective tax rate differential of earnings outside of U.S.	481	(386)	(16)
Federal tax benefit of Foreign Sales	(315)	(310)	(388)
Non-deductible goodwill	32,333	1,506	1,451
Valuation allowance	32,634	1,074	393
Other—net	(191)	45	(210)

	$11,136	$398	$3,012

The Company received net income tax refunds of $9,097 and $1,693 in 2002 and 2000, respectively, and paid income taxes of $2,272 in 2001.

Note F—Employee Benefit Plans

The Company has five defined benefit pension plans covering certain hourly and salary employees. The defined benefit plans provide benefits based primarily on the participants’ years of service and compensation. The Company’s funding policy is to contribute at least the minimum funding amounts required by law. Plan assets consist primarily of listed common stocks and bonds. The United States plans held 250,549 shares of the Company’s Common Stock with fair values of $165 and $589 at December 31, 2002 and 2001, respectively.

In December 2002 the Company announced the planned closure of its Wolverhampton, United Kingdom manufacturing facility, which was completed in March 2003. This closure results in the termination in 2003 of substantially all employees of this facility and eliminates for the terminated employees the accrual of defined benefits for any future service under the United Kingdom defined benefit pension plan. As a result of the

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note F—Employee Benefit Plans—Continued

substantial terminations, the United Kingdom plan is considered to be curtailed in December 2002 under the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Accordingly, the Company recognized $2,921 of expense related to this curtailment, which is recorded in employee separation and plant closure costs in the Company’s statement of operations. The trustees of the Company’s United Kingdom pension plan terminated this plan in April 2003 as more fully described in Note I.

The actuarially computed combined pension cost included the following components:

	Years Ended December 31,
	2002	2001	2000
Service cost	$1,834	$1,716	$1,659
Interest cost	3,242	2,829	2,625
Expected return on plan assets	(3,385)	(3,515)	(3,310)
Net amortization and deferrals	165	(153)	(241)
Curtailment loss	2,921

Total pension cost	$4,777	$877	$733

The following table sets forth changes in the benefit obligation, plan assets, funded status of the plans and amounts recognized in the consolidated balance sheets as of December 31:

	2002		2001
	U.S. Plans	U.K. Plan	U.S. Plans	U.K. Plan
Change in benefit obligation:
January 1 benefit obligation	$27,111	$19,241	$22,552	$17,076
Exchange rate changes		1,992		(458)
Service cost	1,219	615	1,078	638
Interest cost	1,992	1,250	1,828	1,001
Benefits paid	(706)	(589)	(700)	(811)
Loss due to curtailment		2,921
Actuarial losses (gains) and plan changes	2,791	(540)	2,353	1,795

December 31 benefit obligation	$32,407	$24,890	$27,111	$19,241

Change in plan assets:
Fair value at January 1	$18,665	$18,902	$19,321	$23,021
Exchange rate changes		1,895		(528)
Actual return	(4,771)	(1,487)	(1,670)	(2,836)
Employer contributions	4,248	611	1,714	4
Employee contributions		53		52
Benefits paid	(706)	(589)	(700)	(811)

Fair value at December 31	$17,436	$19,385	$18,665	$18,902

Net amount recognized:
Funded status of the plans	$(14,971)	$(5,505)	$(8,446)	$(339)
Unrecognized actuarial loss	13,133	3,119	3,881	524
Unrecognized prior service cost	1,108		1,145

Net pension (liability) asset recognized	$(730)	$(2,386)	$(3,420)	$185

Prepaid benefit cost	$1,146		$1,145	$185
Accrued benefit liability	(11,084)	$(5,050)	(6,480)
Accumulated other comprehensive loss	9,208	2,664	1,915

Net pension (liability) asset recognized	$(730)	$(2,386)	$(3,420)	$185

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note F—Employee Benefit Plans—Continued

A minimum pension liability adjustment was required as the actuarial present value of accumulated benefit obligations exceeded plan assets and accrued pension liabilities.

The assumptions used in determining pension cost and funded status information for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001
United States Plans
Discount rate	6.75%	7.50%
Weighted average rate of increase in compensation	3.00%	3.50%
Expected long-term weighted average rate of return on plan assets	8.75%	9.25%
United Kingdom Plan
Discount rate	5.75%	6.00%
Weighted average rate of increase in compensation	3.70%	3.90%
Expected long-term weighted average rate of return on plan assets	6.75%	7.50%

The Company presently makes contributions to two union supported multi-employer pension plans resulting in expense of $235, $227 and $206 in 2002, 2001 and 2000, respectively.

The Company has defined contribution savings plans that cover most of its employees. Company contributions to the plans are based on employee contributions and the level of Company match and discretionary contributions. Expenses under the plans totaled $1,774, $2,009 and $2,184 for the years 2002, 2001 and 2000, respectively.

Note G—Stock Option Plans

In July 1992, the Company adopted a Key Employee Stock Option Plan (the “Key Employee Plan”), which, as amended, allows for the issuance of 1,383,750 shares of Common Stock. In May 1997, shareholders approved the Company’s 1997 Stock Option and Incentive Plan (the “1997 Plan”). In May 2001, shareholders approved an amendment to the 1997 plan to increase the number of shares available for issuance under this plan by 600,000, increasing the maximum number of shares available for award to 1,462,500 shares of Common Stock. Each of these plans provides for the granting of options to purchase shares of Common Stock to certain key employees of the Company. These nonqualified stock options vest in equal annual installments over a five-year period from the date of grant and are exercisable for up to 10 years at an option price determined by the Compensation Subcommittee of the Board of Directors.

In May 2000, shareholders approved an amendment to the 1996 Stock Option Plan for Outside Directors to increase the number of shares available for issuance under this plan by 210,000, supplementing the previously authorized 1995 and 1994 Stock Option Plans for Outside Directors (collectively, the “Directors Plan”). The amendment increases the maximum number of shares available for awards under the Directors Plan to a total of 446,250 shares. The option price for options granted under the Directors Plan will be equal to the fair market value of a share of Common Stock on the date of grant. These nonqualified stock options become fully vested and exercisable on the first anniversary of the date of grant and are exercisable for a period of ten years.

In May 2000, shareholders approved the 2000 Executive Incentive Stock Option Plan (the “Executive Plan”), which provides for the granting of options to purchase up to 600,000 shares of Common Stock to executive employees of the Company. These nonqualified stock options are exercisable for a period of ten years

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note G—Stock Option Plans—Continued

and have two different vesting schedules: 200,000 options vest in equal annual installments over a five-year period and 400,000 options vest in equal annual installments over a five year period based upon the achievement of specific operating performance goals in that five year period as determined by the Compensation Subcommittee of the Board of Directors. The Company is accounting for these 400,000 performance related options as a variable plan. The operating performance goal for the year ended December 31, 2000 was met, and 80,000 options vested. The Company did not recognize any compensation expense under the Executive Plan, as the market value of the Company’s stock was less than the exercise price when the performance criteria were met. The operating performance goals for the years ended December 31, 2001 and 2002 were not met, and the related options were canceled in the first quarters of 2002 and 2003, respectively.

Certain information for 2002, 2001 and 2000 relative to the Company’s stock option plans is summarized below:

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,149,519	$5.41	2,106,855	$5.62	1,397,475	$6.26
Granted	388,750	1.83	206,250	2.78	843,250	4.52
Exercised	(3,500)	08	(16,875)	2.44	(49,625)	2.05
Expired or canceled	(310,072)	5.51	(146,711)	5.10	(84,245)	7.30

Outstanding at end of year	2,224,697	$4.78	2,149,519	$5.41	2,106,855	$5.62

Exercisable at end of year	1,349,596		1,162,933		826,760

Weighted-average fair value of options granted during the year		$1.81		$1.73		$2.93

Participants at end of year	88		88		93

Available for future grant at end of year	807,253		892,931		356,720

Exercise prices for options outstanding as of December 31, 2002 ranged from $0.95 to $21.74. The weighted-average remaining contractual life of such options is 5.8 years. Certain information for ranges of exercise prices is summarized below:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Shares	Weighted Average Exercise Price
Less than $2.50	575,250	$1.91	6.6	203,750	$2.34
$2.50 to less than $5.00	742,791	3.80	6.3	408,940	3.76
$5.00 to less than $7.50	478,500	5.85	5.3	356,250	5.99
$7.50 to less than $10.00	381,670	8.15	4.5	334,170	8.21
Equal to or greater than $10.00	46,486	17.38	5.1	46,486	17.38

	2,224,697	$4.78	5.8	1,349,596	$5.71

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note G—Stock Option Plans—Continued

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000:

	2002	2001	2000
Risk free interest rate	3.6%	4.2%	5.2%
Dividend yield	0.0%	0.0%	0.0%
Market price volatility factor	194.4%	58.3%	57.8%
Expected life of key employee options	7 years	7 years	7 years
Expected life of directors options	7 years	7 years	5 years
Expected life of executive options	7 years	7 years	7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s Key Employee Plan, 1997 Plan, Directors Plan and Executive Plan stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of these stock options.

The Company’s pro forma disclosures showing the estimated fair value of the options, amortized to expense over the options’ vesting periods, are as follows:

	Years Ended December 31,
	2002	2001	2000
Reported (loss) income before cumulative effective of change in accounting principle	$(130,785)	$(5,070)	$2,155
Pro-forma stock-based employee compensation cost, net of tax	(553)	(831)	(1,082)

Pro-forma (loss) income before cumulative effect of change in accounting principle	(131,338)	(5,901)	1,073
Cumulative effect of change in accounting principle net of tax		88

Pro-forma net (loss) income	$(131,338)	$(5,989)	$1,073

Basic and diluted earnings per share:
Reported (loss) income before cumulative effect of change in accounting principle	$(5.22)	$(0.21)	$0.09
Pro-forma stock-based employee compensation cost, net of tax	(0.02)	(0.03)	(0.05)

Pro-forma (loss) income before cumulative effect of change in accounting principle	(5.24)	(0.24)	0.04
Cumulative effect of change in accounting principle, net of tax		(0.00)

Pro-forma net (loss) income	$(5.24)	$(0.24)	$0.04

Weighted average shares—basic	25,073	24,573	24,110
Weighted average shares—assuming dilution	25,073	24,573	24,326

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note H—Lease Commitments

The Company incurred $6,637, $5,657 and $3,702 of rental expense under operating leases in 2002, 2001 and 2000, respectively. At December 31, 2002, future minimum lease payments for non-cancelable operating leases for the next five years total $8,061 and are payable as follows: 2003—$2,932; 2004—$2,590; 2005—$1,931; 2006—$530; and $2007—$78.

Note I—Contingencies

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and handling and disposal of hazardous materials such as cleaning fluids. The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its operating facilities, and, except for these continuing remediation efforts, believes it is currently in substantial compliance with all known environmental regulations. At December 31, 2002 and 2001, the Company had accrued environmental reserves of $6,627 and $3,189, respectively, recorded in other long-term liabilities. The Company accrues for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next ten years as ongoing costs of remediation programs. Although the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. The Company believes that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations.

The Company has been named as a defendant in several similar civil cases pending related to an accident occurring on December 7, 2000 at a nursing home outside Dayton, Ohio. A nitrogen tank was connected to the nursing home’s oxygen system resulting in the immediate death of four elderly patients and injuries to three additional patients from inhaling the nitrogen. The seven claims originally filed against the Company in these cases include negligence, strict product liability, failure to warn, negligence per se, breach of warranty, punitive damages, wrongful death, loss of consortium and negligent infliction of emotional distress. The allegations underlying the claims include defective or deficient manufacture, construction, design, labeling, formulation and warnings with regard to a cylinder. Certain co-defendants were criminally indicted in this matter. The Company, however, has not been so indicted. The court originally granted stays in all of these cases pending the outcome of the criminal charges. The trial in the criminal matter of the State of Ohio vs. BOC Gases, et al., was heard in May 2002. The trial lasted three days and resulted in a directed verdict in favor of the defendants. A second criminal trial, State of Ohio vs. I.H.S. Carriage-by-the-Lake, concluded in October 2002. I.H.S. Carriage-by-the-Lake, Inc. (“IHS”) plead guilty to four counts of involuntary manslaughter. IHS was fined $60 and ordered to undergo a three-year court-ordered operational change. The Company has been dismissed from three of the civil cases. The four remaining plaintiffs, however, have advised that they intend to pursue discovery before considering dismissal of claims against the Company. The plaintiffs in the remaining four open cases are seeking, in total, $15,025 in compensatory damages, $15,025 in punitive damages, $2,000 for loss of consortium damages, prejudgment and post-judgment interest and costs and fees from the Company and other defendants named in the claims. These four remaining cases have been settled with the other defendants. While the Company is open to the possibility of good faith settlement negotiations, the Company is vigorously defending all of these cases and has filed its answer, denied all liability and cross-claimed for contribution from certain co-defendants. Additionally, the Company believes that the claims made against it are the most tenuous of any defendant.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note I—Contingencies—Continued

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited (“CHEL”), and all future heat exchanger manufacturing will be conducted by the Company’s LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. CHEL’s net pension plan obligations have increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in an estimated plan deficit of approximately $12,000. Based on the Company’s present financial condition, it has determined not to advance funds at this time to CHEL in amounts necessary to fund CHEL’s obligations. CHEL does not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan terminated this plan in April 2003. At the present time, the Company is unable to determine the impact on its 2003 pension expense or cash funding requirements for the April 1, 2003 approval of insolvency administration for CHEL and the related termination of the Company’s United Kingdom pension plan. The Company can provide no assurance that claims will not be asserted against the Company for these obligations of CHEL. To the extent the Company has significant liability with respect to CHEL’s obligations as a result of CHEL’s insolvency, such liability would have a material adverse impact on the Company’s liquidity and its financial position.

The Company, like other manufacturers, is occasionally subject to various other legal actions related to performance under contracts, product liability and other matters, several of which actions claim substantial damages, in the ordinary course of its business. Based on the Company’s historical experience in litigating these actions, as well as the Company’s current assessment of the underlying merits of the actions and applicable insurance, the Company believes the resolution of these legal actions will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations.

Note J—Operating Segments

The Company changed the structure of its internal organization effective October 1, 2002, resulting in the following three reportable segments: biomedical (“Biomedical”), distribution and storage (“Distribution and Storage”) and energy and chemicals (“Energy and Chemicals”). All segment information for all periods presented has been restated to conform to the current year presentation. The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The Biomedical segment sells medical products, biological storage systems, magnetic resonance imaging (“MRI”) cryostat components and telemetry products. The Distribution and Storage segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The Energy and Chemicals segment sells heat exchangers, cold boxes and liquefied natural gas (“LNG”) alternative fuel systems to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases and stainless steel tubing to distributors servicing these industries. Due to the nature of the products that each operating segment sells, there are no intersegment sales.

The Company evaluates performance and allocates resources based on profit or loss from operations before gain on sale of assets, net interest expense, financing costs amortization expense, derivative contracts valuation expense, foreign currency loss, income taxes, minority interest and cumulative effect of change in accounting principle. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note J—Operating Segments—Continued

Information for the Company’s three reportable segments and its corporate headquarters, and product and geographic information for the Company, is presented below:

	2002
	Reportable Segments
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Revenues from external customers	$67,657	$135,549	$93,078		$296,284
Employee separation and plant closure costs	333	4,898	8,244	$412	13,887
Depreciation and amortization expense	1,810	6,433	2,570	896	11,709
Goodwill impairment charge		92,379			92,379
Equity income in joint venture			369		369
Operating income (loss) (A)	17,177	(89,104)	(4,209)	(21,465)	(97,601)
Total assets (B)	79,874	119,710	64,605	15,105	279,294
Capital expenditures	791	1,636	529	72	3,028

	2001
	Reportable Segments
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Revenues from external customers	$57,957	$179,830	$90,203		$327,990
Employee separation and plant closure costs	58	1,934	379	$4	2,375
Depreciation and amortization expense	4,010	8,204	3,507	991	16,712
Equity income in joint venture			525		525
Operating income (loss) (A)	9,137	15,743	6,799	(10,746)	20,933
Total assets (B)	103,431	202,296	60,036	43,217	408,980
Capital expenditures	2,686	4,145	538	776	8,145

	2000
	Reportable Segments
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Revenues from external customers	$53,519	$192,253	$79,928		$325,700
Employee separation and plant closure costs		(614)			(614)
Depreciation and amortization expense	3,762	7,598	4,527	$830	16,717
Equity income in joint venture			35		35
Operating income (loss)	11,471	24,034	7,557	(10,793)	32,269
Total assets (B)	98,385	226,239	71,766	33,453	429,843
Capital expenditures	1,012	3,566	442	561	5,581

(A)	Corporate operating (loss) income for the years ended December 31, 2002 and 2001 includes $4,911 and $261, respectively, of professional fees incurred by the Company related to its debt restructuring activities.
(B)	Corporate assets consist primarily of deferred income taxes, deferred financing costs and cash and cash equivalents.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note J—Operating Segments—Continued

A reconciliation of the total of the reportable segments’ operating income (loss) to consolidated (loss) income before income taxes, minority interest and cumulative effect of change in accounting principle is presented below:

	Years Ended December 31,
	2002	2001	2000
Operating (loss) income	$(97,601)	$20,933	$32,269
Other income (expense):
Gain on sale of assets	1,420	538	1,041
Interest expense, net	(17,612)	(21,589)	(26,676)
Financing costs amortization	(3,159)	(1,475)	(1,147)
Derivative contracts valuation expense	(1,564)	(2,876)
Foreign currency loss	(1,081)	(92)	(203)

(Loss) income before income taxes, minority interest and cumulative effect of change in accounting principle	$(119,597)	$(4,561)	$5,284

	Years Ended December 31,
Product Revenue Information:	2002	2001	2000
Biomedical Segment
Medical products, biological storage systems and MRI cryostat components	$67,640	$57,949	$53,519
Telemetry products	17	8

	67,657	57,957	53,519

Distribution and Storage Segment
Cryogenic bulk storage systems	61,701	86,899	86,007
Cryogenic packaged gas systems and beverage liquid CO2 systems	47,775	55,004	63,691
Cryogenic systems and components	14,441	26,751	31,555
Cryogenic services	11,632	11,176	11,000

	135,549	179,830	192,253

Energy and Chemicals Segment
Heat exchangers and cold boxes	62,519	57,304	51,557
LNG alternative fuel systems	10,446	10,197	4,586
Stainless steel tubing	20,113	22,702	23,785

	93,078	90,203	79,928

	$296,284	$327,990	$325,700

Geographic Information:	2002		2001		2000
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$247,125	$109,583	$274,410	$232,987	$279,449	$237,072
Non U.S. countries	49,159	38,252	53,580	36,213	46,251	36,637

Total	$296,284	$147,835	$327,990	$269,200	$325,700	$273,709

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note K—Quarterly Data (Unaudited)

Selected quarterly data for the years ended December 31, 2002 and 2001 are as follows:

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$67,708	$79,180	$74,225	$75,171	$296,284
Gross profit	16,759	20,591	19,152	19,795	76,297
Goodwill impairment charge				92,379	92,379
Employee separation and plant closure costs	(1,143)	(165)	(2,175)	(10,404)	(13,887)
Operating (loss) income	(781)	5,547	3,522	(105,889)	(97,601)
Net (loss) income	(3,453)	359	(722)	(126,969)	(130,785)
Net (loss) income per share	(0.14)	0.01	(0.03)	(5.01)	(5.22)
Net (loss) income per share—assuming dilution	(0.14)	0.01	(0.03)	(5.01)	(5.22)

In the third quarter of 2002, the Company recorded a non-cash inventory valuation charge included in cost of sales of $583 ($350 net of taxes) for the write-off of inventory related to the closure of the Columbus, Ohio and Costa Mesa, California facilities.

In the fourth quarter of 2002, the Company recorded a non-cash inventory valuation charge included in cost of sales of $650 ($390 net of taxes) for the write-off of inventory related to the closure of the Denver, Colorado and Wolverhampton, United Kingdom facilities, a non-cash impairment charge of $92,379 to write off non-deductible goodwill and a non-cash income tax charge of $32,634 to increase the Company’s valuation allowance for net deferred tax assets based upon management’s assessment that it is more likely than not that the net deferred tax assets will not be realized.

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$89,032	$84,797	$80,595	$73,566	$327,990
Gross profit	27,069	21,531	21,180	16,581	86,361
Employee separation and plant closure costs		(1,539)	(198)	(638)	(2,375)
Operating income (loss)	8,994	5,938	6,647	(646)	20,933
Net income (loss)	405	(424)	(1,170)	(3,969)	(5,158)
Net income (loss) per share	0.02	(0.02)	(0.05)	(0.16)	(0.21)
Net income (loss) per share—assuming dilution	0.02	(0.02)	(0.05)	(0.16)	(0.21)

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 5, 2003 (the “2003 Proxy Statement”) is incorporated herein by reference. Information regarding executive officers of the registrant is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

The information appearing under the captions “Election of Directors” and “Executive Compensation” (other than the Compensation Subcommittee Report on Executive Compensation) in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information appearing under the caption “Stock Ownership of Principal Holders and Management” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption “Other Matters” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are operating effectively as designed. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(2)	Financial Statement Schedules.

No financial statement schedules required.

(a)(3)	Exhibits

See the Exhibit Index at page 68 of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K.

During the quarter ended December 31, 2002, the Company filed a Current Report on Form 8-K, dated November 5, 2002, and a Current Report on Form 8-K, dated December 4, 2002, furnishing press releases pursuant to Regulation FD.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHART INDUSTRIES, INC.

By:	/s/ ARTHUR S. HOLMES
Arthur S. Holmes, Chairman, Chief Executive Officer and President

Date:    April 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR S. HOLMES Arthur S. Holmes	Chairman, Chief Executive Officer, President and a Director (Principal Executive Officer)	April 10, 2003

/s/ MICHAEL F. BIEHL Michael F. Biehl	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Principal Accounting Officer)	April 10, 2003

/s/ THOMAS F. MCKEE Thomas F. McKee	Director	April 10, 2003

/s/ LAZZARO G. MODIGLIANI Lazzaro G. Modigliani	Director	April 10, 2003

/s/ ROBERT G. TURNER, JR. Robert G. Turner, Jr.	Director	April 10, 2003

Certifications

I, Arthur S. Holmes, Chairman and Chief Executive Officer of Chart Industries, Inc. certify that:

1.	I have reviewed this annual report on Form 10-K of Chart Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ARTHUR S. HOLMES
Arthur S. Holmes Chairman, Chief Executive Officer and President

Date:    April 10, 2003

I, Michael F. Biehl, Chief Financial Officer and Treasurer of Chart Industries, Inc. certify that:

1.	I have reviewed this annual report on Form 10-K of Chart Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MICHAEL F. BIEHL
Michael F. Biehl Chief Financial Officer, Chief Accounting Officer and Treasurer

Date: April 10, 2003

EXHIBIT INDEX

Exhibit No.	Description
2.1	Plan and Agreement of Merger, dated April 30, 1997, by and among the Company, Greenville Tube Corporation, Chart Acquisition Company, Inc. and Cryenco Sciences, Inc	(D	)

2.2	Agreement for the Sale and Purchase of the Industrial Heat Exchanger Group, dated March 5, 1998, by and among the Company, IMI Kynoch Limited, IMI Marston Limited, IMI plc and Chart Marston Limited	(E	)

2.3	Agreement and Plan of Merger, dated as of February 16, 1999, by and among the Company, Chart Acquisition Company and MVE Holdings, Inc.	(H	)

2.4	Agreement and Plan of Merger, dated as of February 25, 1999, by and among the Company, Chart Acquisition Company and MVE Investors, LLC	(H	)

3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on December 3, 1992	(A	)

3.1.1	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company	(M	)

3.1.2	Certificate of Amendment, amending the Amended and Restated Certificate of Incorporation of the Company	(N	)

3.2	Amended and Restated By-Laws of the Company, effective May 3, 2001	(N	)

4.1	Specimen certificate of the Common Stock of the Company	(M	)

4.2	Form of Warrant Agreements of various dates by and between Cryenco Sciences, Inc. and various warrant holders	(D	)

4.3	Form of Amendment No. 1 to Warrant Agreement by and among the Company, Cryenco Sciences, Inc. and various warrant holders	(D	)

4.4	Form of Warrant Certificate	(D	)

4.5	Rights Agreement, dated as of May 1, 1998, by and between the Company and National City Bank, as Rights Agent	(F	)

4.6	Amendment No. 1 to Rights Agreement, dated as of February 8, 2001, by and between the Company and National City Bank, as Rights Agent.	(M	)

*10.1	Form of Indemnity Agreement

*10.2	Key Employees Stock Option Plan	(B	)

*10.2.1	Amendment No. 1 to Key Employees Stock Option Plan	(R	)

*10.2.2	Amendment No. 2 to Key Employees Stock Option Plan	(R	)

*10.3	1994 Stock Option Plan for Outside Directors	(C	)

*10.3.1	1995 Stock Option Plan for Outside Directors	(M	)

*10.3.2	1996 Stock Option Plan for Outside Directors	(R	)

*10.3.3	Amendment No. 1 to the 1996 Stock Option Plan for Outside Directors	(J	)

*10.4	Second Amended and Restated 1997 Stock Option and Incentive Plan	(N	)

*10.5	Amended and Restated 1997 Stock Bonus Plan	(S	)

*10.6	Trust Agreement by and between Chart Industries, Inc. and Fidelity Management Trust Company relating to the Deferred Compensation Plan	(G	)

*10.7	2000 Executive Incentive Stock Option Plan	(J	)

*10.7.1	Form of Stock Option Agreement under the 2000 Executive Incentive Stock Option Plan	(J	)

Exhibit No.	Description

10.8	License Agreement, dated August 30, 1991, by and between Koch Industries, Inc. and PSI relating to the Ryan/Holmes Technology	(B	)

10.9	Permitted User Agreement, dated as of March 27, 1998, by and between Chart Marston Limited and IMI Marston Limited	(E	)

10.10

IAM Agreement 2001-2004, effective February 4, 2001, by and between Chart Heat Exchangers, L.P. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO

		(N	)

10.11

Agreement, effective September 1, 2002 through August 31, 2003, by and between Chart Storage Systems and The International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers & Helpers Local Lodge No. 752 of the AFL-CIO

10.12	Agreement, effective November 17, 2002 through January 15, 2006, by and between the Company and the United Steel Workers

*10.13	Employment Agreement, dated as of November 13, 2001, by and between the Company and Arthur S. Holmes	(R	)

*10.14	Agreement of Separation, Release and Noncompetition, dated as of September 4, 2002, by and between the Company and James R. Sadowski	(T	)

*10.15	Employment Agreement, dated October 17, 2002 by and between the Company and Michael F. Biehl

*10.16	Employment Agreement, dated October 1, 2002, by and between the Company and John T. Romain, and Addendum to Employment Agreement

*10.17	Employment Agreement, dated as of July 1, 2002, by and between the Company and G. Jan F. van Glabbeek	(T	)

10.18

Credit Agreement, dated as of April 12, 1999, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Lenders (all as defined therein), The Chase Manhattan Bank, as Administrative Agent, and National City Bank, as Documentation Agent

		(H	)

10.18.1

Amendment No. 1, dated as of August 24, 1999, to the Credit Agreement, dated as of April 12, 1999, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Lenders signatory thereto (all as defined therein), The Chase Manhattan Bank, as Administrative Agent, and National City Bank, as Documentation Agent

		(I	)

10.18.2

Amendment No. 2, dated as of October 10, 2000, to the Credit Agreement, dated as of April 12, 1999, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Lenders signatory thereto (all as defined therein), The Chase Manhattan Bank, as Administrative Agent, and National City Bank, as Documentation Agent

		(K	)

10.18.3

Series 1 Incremental Revolving Credit Agreement, dated as of November 29, 2000, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Series 1 Lenders signatory thereto (all as defined therein), and The Chase Manhattan Bank, as Administrative Agent

		(L	)

10.18.4

Series 2 Incremental Revolving Credit Agreement, dated as of April 17, 2001, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Series 2 Lenders signatory thereto (all as defined therein), and The Chase Manhattan Bank, as Administrative Agent

		(O	)

10.18.5

Amendment No. 3, dated as of October 12, 2001, to the Credit Agreement, dated as of April 12, 1999, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Lenders signatory thereto (all as defined therein), The Chase Manhattan Bank, as Administrative Agent, and National City Bank, as Documentation Agent

		(P	)

Exhibit No.	Description

10.18.6

Amendment No. 1, dated as of October 12, 2001, to the Series 1 Incremental Revolving Credit Agreement, dated as of November 29, 2000, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Series 1 Lenders signatory thereto (all as defined therein), and The Chase Manhattan Bank, as Administrative Agent

		(R	)

10.18.7

Amendment No. 1, dated as of October 12, 2001, to the Series 2 Incremental Revolving Credit Agreement, dated as of April 17, 2001, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Series 2 Lenders signatory thereto (all as defined therein), and The Chase Manhattan Bank, as Administrative Agent

		(R	)

10.18.8

Amendment No. 2, dated as of December 18, 2001, to the Series 1 Incremental Revolving Credit Agreement, dated as of November 29, 2000, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Series 1 Lenders signatory thereto (all as defined therein), and JPMorgan Chase Bank, as Administrative Agent

		(Q	)

10.18.9

Amendment No. 2, dated as of December 18, 2001, to the Series 2 Incremental Revolving Credit Agreement, dated as of April 17, 2001, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Series 2 Lenders signatory thereto (all as defined therein), and JPMorgan Chase Bank, as Administrative Agent

		(Q	)

10.18.10

Amendment No. 4, dated as of December 31, 2001, to the Credit Agreement, dated as of April 12, 1999, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Lenders signatory thereto (all as defined therein), JPMorgan Chase Bank, as Administrative Agent, and National City Bank, as Documentation Agent

		(Q	)

10.18.11

Amendment No. 5, dated as of March 15, 2002, to the Credit Agreement, dated as of April 12, 1999, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Lenders signatory thereto (all as defined therein), JPMorgan Chase Bank, as Administrative Agent, and National City Bank, as Documentation Agent

		(R	)

10.18.12

Amendment No. 3, dated as of March 15, 2002, to the Series 1 Incremental Revolving Credit Agreement, dated as of November 29, 2000, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Series 1 Lenders signatory thereto (all as defined therein), and JPMorgan Chase Bank, as Administrative Agent

		(R	)

10.18.13

Amendment No. 3, dated as of March 15, 2002, to the Series 2 Incremental Revolving Credit Agreement, dated as of April 17, 2001, by and among the Company, the Subsidiary Borrowers, the Subsidiary Guarantors, the Series 2 Lenders signatory thereto (all as defined therein), and JPMorgan Chase Bank, as Administrative Agent

		(R	)

10.18.14

Amendment No. 6, dated as of November 22, 2002, to the Credit Agreement, dated as of April 12, 1999, by and among the Company, the Subsidiary Borrower, the Subsidiary Guarantors, the Lenders signatory thereto (all as defined therein), and JPMorgan Chase Bank, as Administrative Agent

		(U	)

10.18.15

Amendment No. 7, dated as of April 2, 2003, to the Credit Agreement, dated as of April 12, 1999, by and among the Company, the Subsidiary Guarantors, the Lenders signatory thereto (all as defined therein), and JPMorgan Chase Bank, as Administrative Agent

		(V	)

10.19

Indemnification and Warrant Purchase Agreement, dated as of April 12, 1999, by and among the Company, MVE Holdings, Inc. and each of the former members of MVE Investors, LLC listed on the signature pages thereto

		(H	)

10.20	Form of Promissory Note	(H	)

10.21	Form of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing	(H	)

10.22	Warrant Agreement, dated as of April 12, 1999, between the Company and each of the persons listed on the signature pages thereto	(H	)

Exhibit No.	Description

10.23

Escrow Agreement, dated as of April 12, 1999, by and among the Company, MVE Holdings, Inc., Chart Acquisition Company, ACI Capital I, LLC, in its own capacity and, with respect to the Class B Escrow Amount (as defined therein), as agent and attorney-in-fact for each of the former members of MVE Investors, LLC listed therein, and Firstar Bank of Minnesota, N.A.

		(H	)

10.24	Warrant Agreement, dated as of June 28, 2002, between the Company and the holders party thereto	(S	)

10.25	Warrant Agreement, dated as of September 30, 2002, between the Company and the holders party thereto	(T	)

10.26	Warrant Agreement, dated as of December 31, 2002, between the Company and the holders party thereto

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

*	Management contract or compensatory plan or arrangement identified pursuant to Item 14(a)(3) of this Annual Report on Form 10-K.

(A)	Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-3 (Reg. No. 333-35321).

(B)	Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-1 (Reg. No. 33-52754).

(C)	Incorporated herein by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 1-11442).

(D)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated July 31, 1997 (Commission File No. 1-11442).

(E)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated March 27, 1998 (Commission File No. 1-11442).

(F)	Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form 8-A, filed June 3, 1998 (Commission File No. 1-11442).

(G)	Incorporated herein by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-11442).

(H)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated April 12, 1999 (Commission File No. 1-11442).

(I)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated August 24, 1999 (Commission File No. 1-11442).

(J)	Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (Commission File No. 1-11442).

(K)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated October 10, 2000 (Commission File No. 1-11442).

(L)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated November 29, 2000 (Commission File No. 1-11442).

(M)	Incorporated herein by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-11442).

(N)	Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-11442).

(O)	Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 1-11442).

(P)	Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 1-11442).

(Q)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated December 31, 2001 (Commission File No. 1-11442).

(R)	Incorporated herein by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-11442).

(S)	Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 1-11442).

(T)	Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-11442).

(U)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated November 22, 2002 (Commission File No. 1-11442).

(V)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated April 2, 2003 (Commission File No. 1-11442).