Form 10-K/A
period 2002-12-31
CHART INDUSTRIES INC
filed 2003-04-30
CIK 892553

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-11442

Chart Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	34-1712937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5885 Landerbrook Drive, Suite 150, Cleveland, Ohio	44124
(Address of principal executive offices)	(Zip Code)

(440) 753-1490

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003 solely for the purpose of providing information required by Items 10, 11, 12 and 13 of Part III of Form 10-K. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

Special Note Regarding Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This amendment to Annual Report on Form 10-K/A includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others (including those described in the Form 10-K under the caption “Certain Factors That May Affect Future Results and Financial Condition”), could affect its future performance and liquidity of the Company’s common stock and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, political, business and market conditions and foreign currency fluctuations; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) the effectiveness of operational changes expected to increase efficiency and productivity; (f) the ability of the Company to manage its fixed-price contract exposure; (g) the ability of the Company to pass on increases in raw material prices, including as a result of tariffs; (h) the Company’s relations with its employees; (i) the extent of product liability claims asserted against the Company; (j) variability in the Company’s operating results; (k) the ability of the Company to attract and retain key personnel; (l) the costs of compliance with environmental matters; (m) the ability of the Company to protect its proprietary information; (n) the ability of the Company to sell certain assets and/or access additional sources of capital; (o) the ability of the Company to qualify its common stock for trading in a national trading venue; (p) the ability of the Company to satisfy debt covenants, pay down its debt and restructure its debt arrangements; (q) the insolvency of CHEL and the commencement of its administration proceedings in the United Kingdom, including the potential liability of the Company with respect to CHEL’s obligations; and (r) the war in Iraq and the threat of terrorism and the impact of responses to that threat.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The following table contains information regarding our executive officers and directors as of March 31, 2003.

Name	Age	Position
Arthur S. Holmes	62	Chairman, Chief Executive Officer, President and a Director
Lazzaro G. Modigliani	70	Director
Robert G. Turner, Jr.	56	Director
Thomas F. McKee	54	Director
Michael F. Biehl	47	Chief Financial Officer, Chief Accounting Officer and Treasurer
Charles R. Lovett	59	Vice President—Manufacturing

Arthur S. Holmes has been Chairman and Chief Executive Officer of the Company since its formation in June 1992, and reassumed the title of President in July 2002 upon elimination of the position of Chief Operating Officer. Mr. Holmes served as President of ALTEC International, Inc. from 1985 through 1989. From 1978 through 1985, he served in a variety of managerial capacities for Koch Process Systems, Inc., the predecessor of Process Systems International, Inc., an operating unit of the Company, most recently as Vice President-Manager of the Gas Processing Division. Mr. Holmes is the co-inventor of the Company’s patented Ryan/Holmes technology. Mr. Holmes holds a BS and an MS in Chemical Engineering from the Pennsylvania State University and an MBA from Northeastern University. Mr. Holmes’ term as a Director expires in 2005.

Lazzaro G. Modigliani retired in 2001 from Washington Group International, Inc., an international engineering and construction firm (“Washington Group”), after having served the company as Executive Vice President—Industrial Process since July 2000. Mr. Modigliani served as Executive Vice President—Industrial Products of Raytheon Engineers & Constructors, Inc. (“Raytheon Engineers”) from January 1998 until it was acquired by Washington Group in July 2000. Mr. Modigliani was a full–time consultant to Raytheon Engineers from June 1994 until December 1997, and served as the President and Chief Operating Officer of Raytheon Engineers from March 1993 until June 1994. From 1989 to March 1993, Mr. Modigliani served as the President and Chief Executive Officer of The Badger Company, Inc. (“Badger”). He served in a variety of senior management positions with Badger since joining it in 1966. Mr. Modigliani holds a Ph.D. in Chemical Engineering from Milan Polytechnic Institute and has served as a Director of the Company since July 1992. Mr. Modigliani’s term as a Director expires in 2003.

Robert G. Turner, Jr. is the founder and managing partner of Turner & Nemeth, LLC, a public accounting firm, where he specializes in business valuation, mergers and acquisitions and accounting and tax compliance matters. Previously, Mr. Turner was a national partner in the accounting firm of Pannell Kerr Forster, where his practice focused principally on feasibility studies, accounting and tax services. Mr. Turner received his B.B.A. in Accounting from Cleveland State University and is a Certified Public Accountant and Certified Valuation Analyst. Mr. Turner is a member of Valuation Analysts, a regional succession planning, litigation support and business valuation organization. Mr. Turner has served as a Director of the Company since August 1997. Mr. Turner’s term as a Director expires in 2003.

Thomas F. McKee is a Partner in the law firm of Calfee, Halter & Griswold LLP and Vice Chairman of its Executive Committee. Mr. McKee principally practices in the corporate finance area. Mr. McKee has served as a member of and corporate secretary to a number of Boards of Directors, including McDonald & Company Investments Inc., Signature Brands, Inc., Mr. Coffee, Inc., DataTRAK International, Inc. and LogoAthletic, Inc. Mr. McKee received his J.D. from Case Western Reserve University School of Law and his bachelor’s degree from the University of Michigan. Mr. McKee has served as a Director of the Company since May 1999. Mr. McKee’s term as a Director expires in 2004.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s officers and Directors and persons who own 10% or more of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “Commission”) and the applicable securities exchanges. Officers, Directors and 10% or greater stockholders are required by Commission regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the information provided to the Company during or with respect to fiscal 2002 by persons required to file such reports, the Company believes that its officers, Directors and owners of 10% or more of the Common Stock have complied with all applicable Section 16(a) filing requirements.

Item 11.    Executive Compensation.

The following table shows compensation received by the Company’s Chief Executive Officer and all other executive officers and other persons required to be included in the table for the fiscal year ended December 31, 2002 as well as their compensation for each of the fiscal years ended December 31, 2001 and 2000.

Summary Compensation Table

	Year	Annual Compensation					Long–Term Compensation Awards		All Other Compensation (2)
Name and Principal Position		Salary	Bonus			Other Annual Compensation (1)	Number of Securities Underlying Options
Arthur S. Holmes Chairman, Chief Executive Officer and President	2002 2001 2000	$350,000 350,000 263,000	$	— — 319,600		— — —	— — 137,500	(13)	$19,279 16,782 16,786
Michael F. Biehl(3) Chief Financial Officer, Chief Accounting Officer and Treasurer	2002 2001	$192,462 82,577	$	— 60,000	(8)	— — —	— 50,000	(11)	$13,522 —
Charles R. Lovett(4) Vice President— Manufacturing	2002	$143,138		—		—	29,000	(11)	$4,743
John T. Romain(5) Controller, Chief Accounting Officer and Assistant Treasurer	2002 2001 2000	$148,200 130,500 125,000	$ $	11,538 — 110,818	(9) (10)	— — —	20,000 — 73,334	(11) (13)	$11,194 15,078 13,345
James R. Sadowski(6) President and Chief Operating Officer	2002 2001 2000	$263,000 263,000 263,000	$	— — 310,882	(10)	— — —	— — 50,000	(13)	$14,630 16,782 16,786
G. Jan F. van Glabbeek(7) Vice President—Strategic Development	2002	$144,231		$50,000	(8)	—	50,000	(12)	—

(1)	No person listed in the table received personal benefits or perquisites in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(2)	Represents amounts contributed by the Company to the listed person’s personal account under the Chart Industries, Inc. 401(k) Investment and Savings Plan.

(3)	Mr. Biehl joined the Company on July 25, 2001 as its Chief Financial Officer and Treasurer. His base salary was initially set at $190,000 and was raised to $200,000 in 2002.

(4)	Mr. Lovett was promoted to Vice President—Manufacturing on October 1, 2002 at which time his base salary was raised to $165,000. Pursuant to Commission rules, the table shows compensation received by Mr. Lovett for the full fiscal year ended December 31, 2002.

(5)	Mr. Romain, who is presently the President of the Company’s Energy and Chemicals Group, ceased to be an executive officer on October 1, 2002. Pursuant to Commission rules, the table shows compensation received by Mr. Romain for the full fiscal year ended December 31, 2002.

(6)	Mr. Sadowski ceased to be an executive officer and employee of the Company on July 1, 2002. Mr. Sadowski, however, continued to receive salary continuation payments for the remainder of 2002 in amounts equal to his base salary while employed with the Company pursuant to a severance agreement with the Company described below.

(7)	Mr. van Glabbeek joined the Company on June 3, 2002 as its Vice President—Strategic Development. Mr. van Glabbeek’s annual base salary was set at $250,000. Mr. van Glabbeek ceased to be an executive officer and employee of the Company on March 13, 2003.

(8)	Pursuant to their agreed upon terms of employment with the Company, (a) Mr. Biehl was awarded a cash signing bonus of $20,000 and a guaranteed year-end cash bonus of $40,000 for 2001, and (b) Mr. van Glabbeek was awarded a guaranteed year-end cash bonus of $50,000 for 2002.

(9)	Mr. Romain was awarded a bonus at the end of 2002 to assist in his relocation to Texas in connection with his new position as President of the Company’s Energy and Chemicals Group.

(10)	The following portions of these bonus amounts were paid in shares of Common Stock under the Company’s 1997 Stock Bonus Plan: Mr. Sadowski, $54,676 (12,706 shares); and Mr. Romain, $14,664 (3,408 shares). In addition, Mr. Sadowski deferred $76,862 of his bonus amount to subsequent periods pursuant to the Company’s Voluntary Deferred Income Plan.

(11)	These options were granted pursuant to the Company’s 1997 Stock Option and Incentive Plan. Twenty percent of the shares subject to these options become exercisable on each anniversary of the date of grant.

(12)	This option was granted in June 2002 pursuant to the Company’s 1997 Stock Option and Incentive Plan. Mr. van Glabbeek left the Company prior to the first anniversary of the date of grant. As of the date of his departure, none of the options had vested and were cancelled.

(13)	These options were granted in May 2000 pursuant to the Company’s 2000 Executive Incentive Stock Option Plan. These options become exercisable in annual installments over a period of five years from the date of grant, based in part on the executive officer’s continued service during that period and in part on the Company’s realization of certain financial targets on an annual basis over the period. Because the Company did not realize the financial targets for 2001 and 2002, the following number of shares subject to options granted under the plan were cancelled after the end of the 2001 and 2002 fiscal years and have been deducted from the number of options granted in 2000 reflected in the table as follows: Mr. Holmes, 50,000 shares; Mr. Sadowski, 50,000 shares; and Mr. Romain, 26,666 shares. Additionally, 87,500 shares subject to the options granted to Mr. Sadowski were cancelled upon his departure from the Company in 2002. Pursuant to Mr. Romain’s employment agreement entered into in October 2002, all options granted to Mr. Romain under the Company’s 2000 Executive Incentive Option Plan that have neither vested nor been forfeited previously, or approximately 46,668 shares, will be cancelled on May 1, 2003.

Option Grants in Fiscal Year 2002

The following table shows information about grants of stock options to purchase Common Stock made during fiscal year 2002 to the persons named in the summary compensation table above.

Option Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted		Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price (per share (2))	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms(1)
						5%	10%
Arthur S. Holmes Chairman, Chief Executive Officer and President	—		—	—	—	—	—
Michael F. Biehl Chief Financial Officer, Chief Accounting Officer and Treasurer	—		—	—	—	—	—
Charles R. Lovett Vice President— Manufacturing	9,000 20,000	(3) (3)	2.54 5.63%	$2.37 0.95	2/15/2012 10/31/2012	$13,414 11,949	$33,995 30,281
John T. Romain Controller, Chief Accounting Officer and Assistant Treasurer	20,000	(3)	5.63%	$0.95	10/31/2012	$11,949	$30,281
James R. Sadowski President and Chief Operating Officer	—		—	—	—	—	—
G. Jan F. van Glabbeek Vice President—Strategic Development	50,000	(4)	14.08%	$2.65	6/03/2012	$88,329	$211,171

(1)	Potential Realizable Value is based on assumed annual growth rates for the term of the option. The assumed rates of 5 percent and 10 percent are set by the Commission and are not intended to be a forecast of the Company’s Common Stock price. There is no assurance that the value realized will be at or near the value estimated in the Potential Realizable Value applied to value the stock options. Actual gains, if any, on stock options exercised are dependent on the actual performance of the stock.

(2)	The exercise price is equal to the closing price of the Common Stock on the New York Stock Exchange on the date of grant.

(3)	These options were granted pursuant to the Company’s 1997 Stock Option and Incentive Plan. Twenty percent of the shares subject to these options become exercisable on each anniversary of the date of grant.

(4)	This option was granted on June 3, 2002 pursuant to the Company’s 1997 Stock Option and Incentive Plan. Mr. van Glabbeek left the Company prior to the first anniversary of the date of grant. As of the date of his departure, none of the options had vested and were cancelled.

Each of the options issued under the Company’s 1997 Stock Option and Incentive Plan includes a provision which provides that the option shall become immediately exercisable (notwithstanding any vesting schedule otherwise contained in the option) upon the occurrence of a “change in control” event.

Option Exercises and Fiscal Year–End Values

The following table shows for the persons named in the summary compensation table above information about their exercises of stock options to purchase Common Stock during fiscal year 2002 and their unexercised stock options to purchase Common Stock at December 31, 2002.

Aggregated Option Exercises in Last Fiscal Year

and December 31, 2002 Option Value

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2002			Value of Unexercised In–the–Money Options At December 31, 2002(1)
Name			Exercisable	Unexercisable		Exercisable	Unexercisable
Arthur S. Holmes Chairman, Chief Executive Officer and President	—	—	50,000	87,500	(2)	—	—
Michael F. Biehl Chief Financial Officer, Chief Accounting Officer and Treasurer	—	—	10,000	40,000		—	—
Charles R. Lovett Vice President— Manufacturing	—	—	54,000	35,000		—	—
John T. Romain Controller, Chief Accounting Officer and Assistant Treasurer	—	—	48,916	70,918	(2)(3)	—	—
James R. Sadowski President and Chief Operating Officer	—	—	270,500	—		—	—
G. Jan F. van Glabbeek Vice President—Strategic Development	—	—	—	50,000	(4)	—	—

(1)	Based on the closing price of the Common Stock of $0.66 on the New York Stock Exchange on December 31, 2002.

(2)	Certain of these options were granted in May 2000 pursuant to the Company’s 2000 Executive Incentive Stock Option Plan, and vest in part on the Company’s realization of certain financial targets on an annual basis over the five-year vesting period. Because the financial goals were not achieved for fiscal years 2001 and 2002, a portion of these options were cancelled after the end of each of those fiscal years and have been deducted from the option numbers presented in this table.

(3)	Pursuant to Mr. Romain’s employment agreement entered into in October 2002, all options granted to Mr. Romain under the Company’s 2000 Executive Incentive Option Plan that have neither vested nor been forfeited previously, or approximately 46,668 shares, will be cancelled on May 1, 2003.

(4)	Mr. van Glabbeek left the Company prior to the first anniversary of the date of grant. As of the date of his departure, none of the options had vested and were cancelled.

Director Compensation

Each non–employee Director receives a retainer fee in the amount of $3,750 per quarter and $2,500 for each Board of Directors meeting attended, along with reimbursement of out–of–pocket expenses incurred in connection with attending such meetings. Non–employee Directors also receive $500 per telephonic conference meeting. In addition, each non–employee Director receives a minimum of $500 and a maximum of $1,200 per meeting (based on the length of the meeting) for any meeting of a committee of the Board of Directors or any other requested in-person meeting that is held on a day other than the day of a Board meeting and $500 for committee meetings held on the same day as a Board meeting. Arthur S. Holmes receives no compensation for serving as a Director. Under the Company’s 1996 Stock Option Plan for Outside Directors, each Director who is not an employee of the Company also receives an option to purchase 11,250 shares of Common Stock when such person first becomes a non–employee Director, and receives an additional option to purchase 11,250 shares of Common Stock immediately after each annual meeting thereafter for so long as such person continues to be a non–employee Director.

From time to time individual Directors may, either on behalf of the full Board of Directors or any committee thereof, be requested to dedicate additional time and effort to various business, financial or strategic issues facing the Company. It is expected that the additional services will assist the Board of Directors and its committees in evaluating appropriate courses of action with respect to such issues, and that such additional Board service will exceed the time and effort a Director generally needs to prepare for and attend regular meetings of the Board of Directors and its committees. Each Director receives additional compensation, in the form of additional Director’s fees, for such service, in the amount of $2,500 per full day of such additional service, or such other amount as the Compensation Committee approves upon recommendation of the Chairman, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with such service.

Employment and Severance Agreements

In November 2001, Arthur S. Holmes entered into an employment agreement with the Company pursuant to which Mr. Holmes is employed as Chairman, Chief Executive Officer and President of the Company. The agreement, which terminates in January 2006, provides for an annual base salary of not less than $350,000 per year and for Mr. Holmes’ participation in incentive compensation and option programs and other customary employee benefits. The agreement also provides for severance benefits if Mr. Holmes (i) is discharged without cause, (ii) resigns as a result of certain material changes relating to his employment, including a significant reduction in the nature or scope of his title, authority or responsibilities, a reduction in his base salary below $350,000, a relocation of the Company’s principal executive office beyond 60 miles from his residence, material changes in his incentive compensation targets or receiving incentive compensation for any year less than the incentive compensation amount paid to any other executive officer for that year, or (iii) resigns during the 60-day period commencing on the first anniversary of a change in control of the Company. In these cases, the agreement entitles Mr. Holmes to a severance payment equal to the amount of base salary and bonus payments he would have received had he remained employed with the Company until the latest of January 2006, the first anniversary of termination of employment or the second anniversary of a change in control if his employment terminates or is deemed to terminate on or after such change in control, and is based on his base salary then in effect and annual bonuses equivalent to 50% of his base salary. In these cases, Mr. Holmes is also entitled to continued participation in health and life insurance benefits through the latest of the dates referenced in the preceding sentence. A portion of the severance payments made to Mr. Holmes may be deemed to be subject to the 20% excise tax imposed on certain payments that are contingent on a change in control under Section 280G of the Code. If the amount to be received by Mr. Holmes would be greater if the severance payments were reduced so that the 20% excise tax would not be applicable, then the severance payments would be reduced to the extent necessary so that no payment is subject to the excise tax. In general, Section 280G provides that severance payments that equal or exceed three times certain individuals’ base amounts and are conditioned upon a change in control are subject to a 20% excise tax on the amount of the excess payments, which is imposed on the individual receiving the payments, and the Company is not entitled to deduct the amount of the excess payments for federal income tax purposes. Mr. Holmes’ agreement also contains certain customary non-competition, non-solicitation and confidentiality provisions that are operative during Mr. Holmes’ employment with the Company and for one year after termination of employment.

In October 2002, Michael F. Biehl entered into an employment agreement in connection with his employment with the Company as Chief Financial Officer and Treasurer of the Company. The agreement, which automatically extends on each subsequent anniversary of its execution date, provides for an annual base salary of not less than $200,000 per year and for Mr. Biehl’s participation in incentive compensation and option programs and other customary employee benefits established by the Company for its corporate officers. The agreement also provides for severance benefits if Mr. Biehl is discharged without cause. If Mr. Biehl is discharged without cause, the agreement entitles Mr. Biehl to a severance payment equal to one year’s base salary and generally to continue participation in medical, dental and vision benefits for one year. In addition, if Mr. Biehl’s employment is terminated without cause (i) within six months after a change in control of the Company, or (ii) after or immediately before the Company enters into a definitive agreement with a third party that results in a change in control, Mr. Biehl will be entitled to continued payment of his then current base salary until the second anniversary of such change in control and generally to continue participation in medical, dental and vision benefits for until the second anniversary of such change in control.

In February 2003, Michael F. Biehl entered into a retention agreement with the Company that provides for incentive benefits of no less than $66,667 if Mr. Biehl remains employed by the Company through February 29, 2004, with payment being made by March 31, 2004. If Mr. Biehl’s employment is terminated involuntarily without good cause any time before February 29, 2004, he is also entitled to receive the incentive benefits. Additionally, Mr. Biehl is not entitled to earn incentives under both the retention agreement and the Management Incentive Compensation Program of the Company.

In February 2003, Charles R. Lovett entered into a severance agreement with the Company that provides for severance benefits if Mr. Lovett’s employment is terminated without cause during the period commencing on February 6, 2003 and ending on June 30, 2004. If Mr. Lovett’s employment is terminated without cause, the agreement entitles Mr. Lovett to continued payment of his base salary for a period of 12 months from the date of termination at the higher of the rate in effect immediately before the date of termination of his employment, or the rate in effect on February 6, 2003. In addition, the agreement entitles Mr. Lovett to continued participation in the Company’s medical, dental and vision insurance for a period of 12 months after the date of termination if the Company terminates his employment without cause.

In February 2003, Charles R. Lovett entered into a retention agreement with the Company that provides for incentive benefits of no less than $55,000 if Mr. Lovett remains employed by the Company through February 29, 2004, with payment being made by March 31, 2004. If Mr. Lovett’s employment is terminated involuntarily without good cause any time before February 29, 2004, he is also entitled to receive the incentive benefits. Additionally, Mr. Lovett is not entitled to earn incentives under both the retention agreement and the Management Incentive Compensation Program of the Company.

In October 2002, John T. Romain entered into an employment agreement in connection with his employment as President of the Company’s Energy and Chemicals Group in Houston, Texas. The agreement, which automatically extends on each subsequent anniversary of its execution date, provides for an annual base salary of not less than $165,000 per year and for Mr. Romain’s participation in incentive compensation and option programs and other customary employee benefits established by the Company for its corporate officers. The agreement also provides for severance benefits if Mr. Romain is discharged without cause. If Mr. Romain is discharged without cause or resigns for good reason after a change in control of the Company, the agreement entitles Mr. Romain to a severance payment equal to two year’s base salary, generally to continued participation in medical, dental and vision benefits for two years and relocation assistance back to the Cleveland, Ohio area. Mr. Romain’s agreement also contained certain customary non-competition, non-solicitation and confidentiality provisions that generally are operative for one year after termination of employment Mr. Romain also agreed to the cancellation of his unvested shares in the Company’s 2000 Executive Incentive Stock Option Plan as of May 1, 2003.

In July 2002, G. Jan F. van Glabbeek entered into an employment agreement with the Company in connection with his employment as Vice President – Strategic Development of the Company. The agreement, which expired upon Mr. van Glabbeek’s departure from the Company in March 2003, provided for an annual base salary of not less than $250,000 per year and for Mr. van Glabbeek’s participation in incentive compensation and option programs and other customary employee benefits established by the Company for its corporate officers. The agreement also provided for severance benefits if Mr. van Glabbeek was discharged without cause or terminated his employment for good reason, generally up to six months’ severance or up to twelve months’ severance in the event of a change in control. In either case, Mr. van Glabbeek was also entitled to continued participation in health and life insurance benefits during the severance period. Mr. van Glabbeek’s agreement also contained certain customary non-competition, non-solicitation and confidentiality provisions that generally are operative for one year after termination of employment. Mr. van Glabbeek left the Company in March 2003 and was not provided severance benefits.

Following his departure from the Company in July 2002, James R. Sadowski entered into a separation agreement with the Company in September 2002 in which Mr. Sadowski agreed to release all claims against the Company in connection with his employment with the Company, entered into in January 2001, in exchange for payment of (i) all salary payable through the pay period of his date of separation, (ii) earned but unused vacation time and other paid time off through the date of separation, (iii) 12 months severance pay totaling $263,000, and (iv) enhanced severance pay totaling $65,750. In addition, the agreement entitles Mr. Sadowski to continued participation in health, dental and insurance benefits for a period of 25 months following his date of separation, life insurance benefits for a period of 12 months following the date of separation and other customary employee benefits provided by the Company for corporate officers for various periods after the date of separation. Mr. Sadowski’s agreement also contains certain customary non-competition, non-solicitation and confidentiality provisions.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board of Directors during 2002 were Lazzaro G. Modigliani, Robert G. Turner, Jr. and Thomas F. McKee. Mr. McKee is a Partner in the law firm Calfee, Halter & Griswold LLP which provided legal services to the Company in 2002 in the normal course of the Company’s business. Due to the business relationship between Mr. McKee’s firm and the Company, executive compensation was determined by the members of the Compensation Subcommittee of which Mr. McKee was not a member.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Stock Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of Common Stock as of March 31, 2003, unless otherwise indicated, by each person or group known by the Company to own beneficially more than 5% of its outstanding shares of Common Stock. All information with respect to beneficial ownership has been furnished by the respective stockholder. Unless otherwise indicated below, each stockholder named below has sole voting and investment power with respect to the number of shares set forth opposite his, her or its respective name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Common Stock(1)
Arthur S. Holmes (2) 5885 Landerbrook Drive, Suite 150 Cleveland, Ohio 44124	7,457,551	28.7%
Christine H. Holmes (3) 5885 Landerbrook Drive, Suite 150 Cleveland, Ohio 44124	7,457,551	28.7%
Charles S. Holmes (4) Asset Management Associates of New York, Inc. P. O. Box 250 Rutherford, New Jersey 07070	1,567,010	6.1%
Wellington Management Company, LLP (5) 75 State Street Boston, Massachusetts 02109	1,850,000	7.1%
Royce & Associates, Inc. (6) 1414 Avenue of the Americas New York, New York 10019	1,302,300	5.0%

(1)	In accordance with Securities and Exchange Commission (the “Commission”) rules, each beneficial owner’s holdings have been calculated assuming full exercise of outstanding options covering Common Stock exercisable by such owner within 60 days after March 31, 2003, but no exercise of outstanding options or other convertible securities covering Common Stock held by any other person.

(2)	Arthur S. Holmes is Chairman, Chief Executive Officer and President of the Company. Mr. Holmes’ share ownership is comprised of 3,747,274 shares of Common Stock held by the Arthur S. Holmes Trust, Arthur S. Holmes, Trustee, 13,005 shares of Common Stock which he owns indirectly through the Chart Industries, Inc. 401(k) Investment and Savings Plan, 62,500 shares of Common Stock which he has the right to acquire through the exercise of stock options within 60 days after March 31, 2003 and 3,634,772 shares of Common Stock owned by his spouse and held by the Christine H. Holmes Trust, Christine H. Holmes, Trustee. Although the ownership of the shares held by his spouse is attributed to Mr. Holmes pursuant to Commission rules, Mr. Holmes disclaims any beneficial ownership in such shares. As a result, although Mr. and Mrs. Holmes are shown in the table above each to own 28.7% of the outstanding shares of Common Stock of the Company, in the aggregate they own together 28.7% of the outstanding shares of Common Stock of the Company.

(3)	Christine H. Holmes’ share ownership is comprised of 3,634,772 shares of Common Stock held by the Christine H. Holmes Trust, Christine H. Holmes, Trustee, and 3,822,779 shares of Common Stock owned by her spouse, Arthur S. Holmes. Although the ownership of the shares held by her spouse is attributed to Mrs. Holmes pursuant to Commission rules, Mrs. Holmes disclaims any beneficial ownership in such shares.

(4)	Based solely on a review of Amendment No. 2 to Schedule 13D filed on April 25, 2000, Charles S. Holmes’ share ownership is comprised of 1,560,260 shares of Common Stock, which he owns directly, and 6,750 shares of Common Stock held by his minor child. The ownership of the shares held by his child is attributed to Mr. Holmes pursuant to Commission rules.

(5)	Based solely on a review of the Schedule 13G filed on February 14, 2003, Wellington Management Company, LLP has shared voting power over 1,050,000 shares of Common Stock and shared dispositive power over 1,850,000 shares of Common Stock.

(6)	Based solely on a review of the Schedule 13G filed on February 3, 2003, Royce & Associates, Inc. has sole voting and dispositive power over 1,302,300 shares of Common Stock.

Stock Ownership of Management

The following table sets forth the beneficial ownership of Common Stock as of March 31, 2003, unless otherwise indicated, by (i) each Director and nominee for election as a Director of the Company, (ii) each person named in the summary compensation table appearing under the caption “Executive Compensation” below, and (iii) all Directors and executive officers as a group. All information with respect to beneficial ownership has been furnished by each respective Director and/or officer. Unless otherwise indicated below, each stockholder named below has sole voting and investment power with respect to the number of shares set forth opposite his respective name.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Common Stock(1)

Arthur S. Holmes (2)	7,457,551	28.7%

Michael F. Biehl (3)	10,000	*

Charles R. Lovett (4)	71,975	*

John T. Romain (5)	119,111	*

James R. Sadowski (6)	353,155	1.3%

G. Jan F. van Glabbeek (7)	3,147	*

Thomas F. McKee (8)	34,750	*

Lazzaro G. Modigliani (9)	109,186	*

Robert G. Turner, Jr. (10)	58,050	*

All Directors and executive officers as a group (11) (6 persons)	7,741,512	29.6%

*	Less than one percent.

(1)	In accordance with the Commission rules, each beneficial owner’s holdings have been calculated assuming full exercise of outstanding options covering Common Stock exercisable by such owner within 60 days after March 31, 2003, but no exercise of outstanding options or other convertible securities covering Common Stock held by any other person.

(2)	Arthur S. Holmes is Chairman, Chief Executive Officer and President of the Company. Mr. Holmes’ share ownership is comprised of 3,747,274 shares of Common Stock held by the Arthur S. Holmes Trust, Arthur S. Holmes, Trustee, 13,005 shares of Common Stock which he owns indirectly through the Chart Industries, Inc. 401(k) Investment and Savings Plan, 62,500 shares of Common Stock which he has the right to acquire through the exercise of stock options within 60 days after March 31, 2003 and 3,634,772 shares of Common Stock owned by his spouse and held by the Christine H. Holmes Trust, Christine H. Holmes, Trustee. Although the ownership of the shares held by his spouse is attributed to Mr. Holmes pursuant to Commission rules, Mr. Holmes disclaims any beneficial ownership in such shares.

(3)	Michael F. Biehl is the Chief Financial Officer, Chief Accounting Officer and Treasurer of the Company. Mr. Biehl’s share ownership is comprised of 10,000 shares of Common Stock which he has the right to acquire through the exercise of stock options within 60 days after March 31, 2003.

(4)	Charles R. Lovett is Vice President—Manufacturing of the Company. Mr. Lovett’s share ownership is comprised of 1,000 shares of Common Stock which he owns directly, 2,888 shares of Common Stock which he owns through the Company’s deferred compensation plan, 12,287 shares of Common Stock which he owns indirectly through the Chart Industries, Inc. 401(k) Investment and Savings Plan and 55,800 shares of Common Stock which he has the right to acquire through the exercise of stock options within 60 days after March 31, 2003.

(5)	John T. Romain was formerly the Controller, Chief Accounting Officer and Assistant Treasurer of the Company until September 30, 2002. On October 1, 2002, Mr. Romain became President of the Company’s Energy and Chemicals Group, one of the three primary business units of the Company. Mr. Romain’s share ownership is comprised of 35,722 shares of Common Stock which he owns directly, 11,217 shares of Common Stock which he owns indirectly through the Chart Industries, Inc. 401(k) Investment and Savings Plan, 49,916 shares of Common Stock which he has the right to acquire through the exercise of stock options within 60 days after March 31, 2003 and 22,256 shares of Common Stock owned by his spouse. The ownership of the shares held by his spouse is attributed to Mr. Romain pursuant to Commission rules.

(6)	James R. Sadowski was formerly the President and Chief Operating Officer of the Company until July 1, 2002. Mr. Sadowski’s share ownership is comprised of 59,956 shares of Common Stock which he owns directly, 13,699 shares of Common Stock which he owns through the Company’s deferred compensation plan, 270,500 shares of Common Stock which he has the right to acquire through the exercise of stock options within 60 days after March 31, 2003 and 9,000 shares of Common Stock owned by his spouse. The ownership of the shares held by his spouse is attributed to Mr. Sadowski pursuant to Commission rules.

(7)	G. Jan F. van Glabbeek was formerly Vice President—Strategic Development of the Company until March 13, 2003. Mr. van Glabbeek’s share ownership is comprised of 3,147 shares of Common Stock which he owns indirectly through the Chart Industries, Inc. 401(k) Investment and Savings Plan.

(8)	Thomas F. McKee is a Director of the Company. Mr. McKee’s share ownership is comprised of 1,000 shares of Common Stock which he owns directly and 33,750 shares of Common Stock which he has the right to acquire through the exercise of stock options within 60 days after March 31, 2003.

(9)	Lazzaro G. Modigliani is a Director of the Company. Mr. Modigliani’s share ownership is comprised of 64,186 shares of Common Stock which he owns directly and 45,000 shares of Common Stock which he has the right to acquire through the exercise of stock options within 60 days after March 31, 2003.

(10)	Robert G. Turner, Jr. is a Director of the Company. Mr. Turner’s share ownership is comprised of 1,125 shares held by the Turner & Company, Inc. Employees Profit Sharing Plan, of which Mr. Turner is a trustee, 56,250 shares of Common Stock which he has the right to acquire through the exercise of stock options within 60 days after March 31, 2003, 25 shares of Common Stock held by Mr. Turner as custodian for his minor grandchild and 650 shares of Common Stock owned by his spouse. The ownership of the shares held by his spouse is attributed to Mr. Turner pursuant to Commission rules.

(11)	Does not include share ownership of James R. Sadowski, John T. Romain and G. Jan F. van Glabbeek who ceased to be executive officers of the Company on July 1, 2002, October 1, 2002 and March 13, 2003, respectively.

Equity Compensation Plan Information

The following table provides information as of December 31, 2002 about the Common Stock that may be issued upon the exercise of options, warrants and rights granted under all of the Company’s existing equity compensation plans.

Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Approved by security holders (1)	2,224,697	$4.78	807,253
Not approved by security holders (2)	—	—	—
Total	2,224,697	$4.78	807,253

(1)	Key Employee Stock Option Plan, Amended and Restated 1997 Stock Option and Incentive Plan, 2000 Executive Incentive Stock Option Plan, 1994 Stock Option Plan for Outside Directors, 1995 Stock Plan for Outside Directors, 1996 Stock Option Plan for Outside Directors.

(2)	All equity compensation plans have been approved by security holders of the Company.

Item 13.    Certain Relationships and Related Transactions.

The firm of Calfee, Halter & Griswold LLP provided legal services to the Company in 2002 in the normal course of the Company’s business, and the Company expects that such firm will continue to provide services to the Company in 2003. Thomas F. McKee, a Director and Secretary of the Company, is a Partner in the firm of Calfee, Halter & Griswold LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHART INDUSTRIES, INC.

Date: April 30, 2003	By:	/s/ ARTHUR S. HOLMES
Arthur S. Holmes, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR S. HOLMES Arthur S. Holmes	Chairman, Chief Executive Officer, President and a Director (Principal Executive Officer)	April 30, 2003

/s/ MICHAEL F. BIEHL Michael F. Biehl	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	April 30, 2003

/s/ THOMAS F. MCKEE Thomas F. McKee	Director	April 30, 2003

/s/ LAZZARO G. MODIGLIANI Lazzaro G. Modigliani	Director	April 30, 2003

/s/ ROBERT G. TURNER, JR. Robert G. Turner, Jr.	Director	April 30, 2003

Certifications

I, Arthur S. Holmes, Chairman, Chief Executive Officer and President of Chart Industries, Inc. certify that:

1.	I have reviewed this annual report on Form 10-K (including this amendment to annual report on Form 10-K/A) of Chart Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/ Arthur S. Holmes Arthur S. Holmes Chairman, Chief Executive Officer and President

I, Michael F. Biehl, Chief Financial Officer, Chief Accounting Officer and Treasurer of Chart Industries, Inc. certify that:

1.	I have reviewed this annual report on Form 10-K (including this amendment to annual report on Form 10-K/A) of Chart Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/ Michael F. Biehl Michael F. Biehl Chief Financial Officer, Chief Accounting Officer and Treasurer