Form 10-Q
period 2003-03-31
CHART INDUSTRIES INC
filed 2003-05-15
CIK 892553

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

At March 31, 2003, there were 25,893,876 outstanding shares of the Company’s Common Stock, par value $.01 per share.

Page 1 of 21 sequentially numbered pages.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,614	$7,225
Accounts receivable, net	40,980	44,732
Inventories, net	50,557	51,914
Other current assets	22,584	27,588

Total Current Assets	127,735	131,459
Property, plant and equipment, net	50,486	56,889
Goodwill, net	76,977	77,232
Other assets, net	12,884	13,714

TOTAL ASSETS	$268,082	$279,294

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$25,764	$23,084
Customer advances and billings in excess of contract revenue	8,816	10,037
Accrued expenses and other liabilities	33,644	38,262
Current maturities of long-term debt	43,415	43,998
Current portion of long-term debt	218,741	218,741

Total Current Liabilities	330,380	334,122
Long-term debt	2,085	1,161
Other long-term liabilities	28,763	25,628
Shareholders’ Deficit
Preferred stock, 1,000,000 shares authorized, none issued or outstanding
Common stock, par value $.01 per share – 60,000,000 shares authorized, 26,096,163 and 25,707,709 shares issued at March 31, 2003 and December 31, 2002, respectively	261	257
Additional paid-in capital	46,476	45,792
Retained deficit	(134,164)	(116,086)
Accumulated other comprehensive loss	(4,897)	(10,799)
Treasury stock, at cost, 202,287 and 153,648 shares at March 31, 2003 and December 31, 2002, respectively	(822)	(781)

	(93,146)	(81,617)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$268,082	$279,294

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Sales	$66,239	$67,708
Cost of sales	49,169	50,949

Gross profit	17,070	16,759
Selling, general and administrative expense	15,407	16,506
Employee separation and plant closure costs	766	1,143
Loss on insolvent subsidiary	13,682
Equity loss (income) in joint venture	3	(109)

	29,858	17,540

Operating loss	(12,788)	(781)
Other income (expense):
Gain on sale of assets	182
Interest expense, net	(4,015)	(4,089)
Financing costs amortization expense	(817)	(1,324)
Derivative contracts valuation (expense) income	(178)	68
Foreign currency (expense) income	(50)	189

	(4,878)	(5,156)

Loss before income taxes and minority interest	(17,666)	(5,937)
Income tax expense (benefit)	409	(2,529)

Loss before minority interest	(18,075)	(3,408)
Minority interest, net of taxes	3	45

Net loss	$(18,078)	$(3,453)

Net loss per common share — basic and assuming dilution	$(0.70)	$(0.14)

Shares used in per share calculations — basic and assuming dilution	25,867	24,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(18,078)	$(3,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on insolvent subsidiary	13,682
Gain on sale of assets	(182)
Depreciation and amortization	2,607	2,770
Financing costs amortization	817	1,324
Financing costs expensed	814	2,515
Employee separation and plant closure costs	357	234
Other non-cash operating activities	316	20
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	1,390	5,334
Inventory and other current assets	4,318	1,204
Accounts payable and other current liabilities	2,235	(8,882)
Customer advances and billings in excess of contract revenue	(1,292)	(799)

Net Cash Provided By Operating Activities	6,984	267
INVESTING ACTIVITIES
Capital expenditures	(550)	(1,198)
Proceeds from sale of assets	225
Other investing activities	376	367

Net Cash Provided By (Used In) Investing Activities	51	(831)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	8,008	17,602
Repayments on revolving credit facilities	(7,580)	(17,287)
Principal payments on long-term debt	(171)	(176)
Financing costs paid	(814)	(4,337)
Other financing activities	(41)	(81)

Net Cash Used In Financing Activities	(598)	(4,279)

Net increase (decrease) in cash and cash equivalents	6,437	(4,843)
Effect of exchange rate changes on cash	(48)	(171)
Cash and cash equivalents at beginning of period	7,225	11,801

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,614	$6,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—March 31, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Investments in affiliates where the Company’s ownership is between 20 percent and 50 percent, or where the Company does not have control but has the ability to exercise significant influence over operations or financial policy, are accounted for under the equity method. The Company’s Chart Heat Exchangers Limited (“CHEL”) subsidiary, which is 100 percent owned by the Company, filed for voluntary administration under the U.K. Insolvency Act 1986, as more fully described in Note H. Because the Company does not control CHEL subsequent to March 28, 2003, the unaudited condensed consolidated financial statements do not include the accounts or results of CHEL subsequent to March 28, 2003.

Basis of Presentation: The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2002 and March 31, 2003, the Company was in default under its consolidated credit and revolving loan facility (the “Credit Facility”) and its Series 1 Incremental Credit Facility and Series 2 Incremental Credit Facility (collectively, the “Incremental Credit Facility”) due to violations of financial covenants more fully described in Note D. Following December 31, 2002, the Company also was in default under the Credit Facility and Incremental Credit Facility as a result of its failure to make principal payments when due and the insolvency of CHEL, which is more fully described in Note H. The Company’s senior lenders amended the Credit Facility and Incremental Credit Facility on April 2, 2003 to waive all defaults existing at December 31, 2002 and through April 30, 2003 and to defer until April 30, 2003, $6,549 in scheduled term debt amortization payments and $9,793 in Incremental Credit Facility amortization payments originally due on March 31, 2003. In addition, the amendment provided that if a negotiated term sheet with the senior lenders could be reached by April 30, 2003, the waiver of defaults and deferral of debt payments would be extended until June 30, 2003. The amendment also granted approval for certain asset sales, the proceeds of which were to be used to fund senior debt interest payments, restructuring related activities and working capital requirements.

The Company reached an agreement in principle on April 30, 2003 with its senior lenders on a restructuring plan and is in the process of negotiating definitive agreements and arrangements necessary to implement the restructuring. Under the proposed restructuring, which is subject to certain conditions, the existing senior debt of $256,874 would be converted into a new $40,000 revolving credit facility to fund the Company’s working capital and letter of credit requirements and a $120,000 term loan, with the balance of the existing senior debt being cancelled in return for a substantial equity ownership position in the Company. Following the restructuring, it is expected that current shareholders initially will own five percent of the Company, plus have an opportunity through the exercise of warrants to acquire up to an additional five percent of equity in the Company under certain conditions. The agreement in principle with the senior lenders contemplates that the Company will continue to operate its businesses in the ordinary course during and after the restructuring. The Company can provide no assurance that it will be able to complete the restructuring.

        The Company also entered into an agreement with its senior lenders as of April 30, 2003 under which the senior lenders agreed to extend the waiver of defaults obtained on April 2, 2003 through June 30, 2003 and to defer certain interest and principal payments to June 30, 2003 and to permit the Company to sell additional non-core assets. Since the waiver of defaults expires on June 30, 2003, debt outstanding under the Credit Facility and Incremental Credit Facility totaling $256,874 is classified as a current liability on the Company’s consolidated balance sheet as of December 31, 2002 and March 31, 2003.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—March 31, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the last-in, first-out (“LIFO”) method and the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	March 31, 2003	December 31, 2002
Raw materials and supplies	$24,236	$27,046
Work in process	13,322	13,382
Finished goods	13,069	11,556
LIFO reserve	(70)	(70)

	$50,557	$51,914

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

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three-month periods ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,
	2003	2002
Balance as of January 1	$4,032	$3,492
Warranty expense	496	735
Warranty usage	(221)	(68)

Balance as of March 31	$4,307	$4,159

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—March 31, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

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

The Company performed its annual impairment test of goodwill as of October 1, 2002 using discounted cash flow techniques and values of comparable businesses. These tests resulted in the fair value of the Company’s Distribution and Storage reporting unit being less than its carrying value including goodwill, which caused the Company to advance to step two of SFAS No. 142 and engage a valuation specialist to provide valuations of the Distribution and Storage reporting unit’s tangible and identifiable intangible assets. Although those procedures confirmed the value of the reporting unit’s tangible assets exceeded their carrying value, goodwill of the Distribution and Storage reporting unit was determined to be impaired. As a result, in the fourth quarter of 2002 the Company recorded a non-cash impairment charge of $92,379, or $3.69 per diluted share, to write off non-deductible goodwill. This non-cash charge was due to the combination of a reduction in the overall estimated enterprise value of the Company, attributable to Chart’s leverage situation and recent financial performance, and a reduction in the specific estimated value of the Distribution and Storage reporting unit, caused by the worldwide slowdown experienced by the manufacturing sectors of the industrialized world, reductions in capital expenditures in the consolidating global industrial gas industry and a lowering of expectations for future performance of this segment for these same reasons. Changes to the judgments and estimates used to determine the fair values, including estimates of future cash flows, sales, profitability growth and discount rates, could result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill.

The following table displays the gross carrying amount and accumulated amortization for intangible assets that continue to be subject to amortization as well as intangible assets not subject to amortization.

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Existing technology	$7,690	$(5,332)	$7,690	$(4,996)
Patents	2,102	(1,056)	2,131	(1,024)

	$9,972	$(6,388)	$9,821	$(6,020)

Indefinite-lived intangible assets
Know-how and intellectual property	$6,321	$(1,580)	$6,439	$(1,610)
Goodwill	83,379	(6,402)	83,660	(6,428)

	$89,700	$(7,982)	$90,099	$(8,038)

Differences in gross carrying amounts at March 31, 2003 and December 31, 2002 are attributable to exchange rate changes on Pound Sterling intangible assets.

Amortization expense for finite-lived intangible assets was $389 for the three-month periods ended March 31, 2003 and 2002 and is estimated to be approximately $1,500 annually for fiscal years 2003 through 2004, and approximately $200 annually for fiscal years 2005 through 2007.

        Employee Stock Options: The Company has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, the Company does not recognize compensation expense. The Company is accounting for the 400,000 performance related options originally issued as part of the 2000 Executive Incentive Stock Option Plan as a variable plan. The Company has not recognized any compensation expense under this plan as the market value of the Company’s stock was less than the option exercise price when the performance criteria were met.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—March 31, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

The Company’s pro forma disclosures showing the estimated fair value of employee stock options, amortized to expense over the options’ vesting periods, are as follows:

	Three Months Ended March 31,
	2003	2002
Reported net loss	$(18,078)	$(3,453)
Pro-forma stock-based employee compensation cost, net of tax	(117)	(138)

Pro-forma net loss	$(18,195)	$(3,591)

Basic and diluted earnings per share:
Reported net loss	$(0.70)	$(0.14)
Pro-forma stock-based employee compensation cost, net of tax	(0.00)	(0.00)

Pro-forma net loss	$(0.70)	$(0.14)

Weighted average shares – basic and assuming dilution	25,867	24,849

NOTE B — Recently Adopted Accounting Standards

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for all companies. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this statement did not have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

Effective January 1, 2003, the Company adopted Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, including product warranties. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 have been made in Note A of the unaudited condensed consolidated financial statements. The adoption of this interpretation did not have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

NOTE C — Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. FIN No. 46 is effective July 1, 2003. The Company does not have any VIE’s and, as a result, does not expect this interpretation to have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect this statement to have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—March 31, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE D — Debt and Credit Arrangements

In order to finance the acquisition of MVE Holdings, Inc. (“MVE”), in March 1999 the Company negotiated the Credit Facility, which originally provided for term loans of up to $250,000 and a revolving credit line of $50,000, which may also be used for the issuance of letters of credit. Due to scheduled reductions in the commitment amount, at March 31, 2003 the Credit Facility provides a revolving credit line of $48,967. Under the Credit Facility, the Company granted a security interest in substantially all of the assets of the Company to the agent bank as representative of the senior lenders. Under the terms of the Credit Facility, term loans and revolving credit bear interest at rates that equal the prime rate plus incremental margins or LIBOR plus incremental margins. The incremental margins vary based on the Company’s financial position and currently range from 2.0 percent to 4.75 percent.

The Company entered into the Series 1 Incremental Revolving Credit Facility in November 2000 and the Series 2 Incremental Revolving Credit Facility in April 2001 (collectively, the “Incremental Credit Facility”), which originally provided a revolving credit line of $10,000 in addition to the credit line available under the Credit Facility. Due to scheduled reductions in the commitment amount, at March 31, 2003 the Incremental Credit Facility provides a revolving credit line of $9,793. Borrowings on the Incremental Credit Facility are secured by the same collateral as the Credit Facility and bear interest, at the Company’s option, at rates equal to the prime rate plus 3.5 percent or LIBOR plus 4.25 percent. The Company is also required to pay a commitment fee of 0.75 percent per annum on the average daily unused amount. The Incremental Credit Facility matures on June 30, 2003.

The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. As of December 31, 2002 and March 31, 2003, the Company was in default under its Credit Facility and its Incremental Credit Facility due to violations of these financial covenants. Following December 31, 2002, the Company also was in default under the Credit Facility as a result of its failure to make principal payments when due and the insolvency of CHEL, which is more fully described in Note H. The Company’s senior lenders amended the Credit Facility and Incremental Credit Facility on April 2, 2003 to waive all defaults existing at December 31, 2002 and through April 30, 2003 and to defer until April 30, 2003, $6,549 in scheduled term debt amortization payments and $9,793 in Incremental Credit Facility amortization payments originally due on March 31, 2003. In addition, the amendment provided that if a negotiated term sheet with the senior lenders could be reached by April 30, 2003, the waiver of defaults and deferral of debt payments would be extended until June 30, 2003. The amendment also granted approval for certain asset sales, the proceeds of which were to be used to fund senior debt interest payments, restructuring related activities and working capital requirements.

The Company reached an agreement in principle on April 30, 2003 with its senior lenders on a restructuring plan and is in the process of negotiating definitive agreements and other arrangements necessary to implement the restructuring. Under the proposed restructuring, which is subject to certain conditions, the existing senior debt of $256,874 would be converted into a new $40,000 revolving credit facility to fund the Company’s working capital and letter of credit requirements and a $120,000 term loan, with the balance of the existing senior debt being cancelled in return for a substantial equity ownership position in the Company. Following the restructuring, it is expected that current shareholders initially will own five percent of the Company, plus have an opportunity through the exercise of warrants to acquire up to an additional five percent of equity in the Company under certain conditions. The agreement in principle with the senior lenders contemplates that the Company will continue to operate its businesses in the ordinary course during and after the restructuring. The Company can provide no assurance that it will be able to complete the restructuring, and the Company’s inability to complete the restructuring could have a material adverse impact on the Company’s liquidity and its financial position.

The Company also entered into an agreement with its senior lenders as of April 30, 2003 under which the senior lenders agreed to extend the waiver of defaults obtained on April 2, 2003 through June 30, 2003 and to defer certain interest and principal payments to June 30, 2003 and to permit the Company to sell additional non-core assets. The sale of these assets and earlier asset sales would provide the Company with increased liquidity for identified working capital requirements and other corporate needs and obligations. Since the waiver of defaults expires on June 30, 2003, debt outstanding under the Credit Facility and Incremental Credit Facility totaling $256,874 is classified as a current liability on the Company’s consolidated balance sheet as of December 31, 2002 and March 31, 2003.

As required by the Credit Facility, in March 1999 the Company entered into two interest rate derivative contracts (collars) to manage interest rate risk exposure relative to the term loan portions of the Credit Facility. One of these contracts expired and was settled on June 28, 2002. The other collar covering $28,828 of the debt outstanding at March 31, 2003 expires in March 2006. The Company is also required to pay a commitment fee of 0.5 percent per annum on the unused amount of the revolving portion of the Credit Facility. At March 31, 2003, the Company had letters of credit outstanding and bank guarantees totaling $15,486 supported by the Credit Facility.

The Company is permitted to pay cash dividends not exceeding $7,200 in any fiscal year, but only if at both the time of payment of the dividend and immediately thereafter there is no event of default under the Credit Facility.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—March 31, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE E — Net Loss per Common Share

The calculations of basic and diluted net loss per share for the three-month periods ended March 31, 2003 and 2002 are set forth below. The assumed conversion of the Company’s potentially dilutive securities (employee stock options and warrants) was not dilutive for the three-month periods ended March 31, 2003 and 2002. As a result, the calculations of diluted net loss per share for the three-month periods ended March 31, 2003 and 2002 set forth below do not reflect any assumed conversion. The amount of potentially dilutive securities is presented in the table for both periods, however, to give an indication of the potential dilution that may occur in future periods.

	Three Months Ended March 31,
	2003	2002
Net loss	$(18,078)	$(3,453)

Weighted-average common shares	25,867	24,849
Effect of dilutive securities:
Employee stock options and warrants	74	81

Dilutive potential common shares	25,941	24,930

Net loss per common share – basic and assuming dilution	$(0.70)	$(0.14)

NOTE F — Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	March 31, 2003	December 31, 2002
Foreign currency translation adjustments	$3,574	$336
Minimum pension liability adjustments, net of taxes of $737	(8,471)	(11,135)

	$(4,897)	$(10,799)

Comprehensive loss for the three-month periods ended March 31, 2003 and 2002 was $12,176 and $4,218, respectively. The decrease in accumulated other comprehensive loss during the first quarter of 2003 is primarily due to the write-off of $3,268 of accumulated foreign currency translation adjustments and $2,664 of accumulated minimum pension liability adjustments related to the Company’s write-off of its net investment in an insolvent subsidiary, which is more fully described in Note H to the unaudited condensed consolidated financial statements.

NOTE G — Employee Separation and Plant Closure Costs

During the three-month period ended March 31, 2003, the Company recorded employee separation and plant closure costs primarily related to the termination of various salaried employees throughout the Company for the closure of its Biomedical segment warehouse and sales office in Solingen, Germany, its Distribution and Storage segment manufacturing facility in Columbus, Ohio and its Energy and Chemicals segment manufacturing facility in Wolverhampton, United Kingdom. The Company also recorded non-cash inventory valuation charges included in cost of sales for the write-off of inventory at those sites. The following table summarizes the Company’s employee separation and plant closure costs activity for the three-month period ended March 31, 2003.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—March 31, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE G — Employee Separation and Plant Closure Costs – Continued

	Three Months Ended March 31, 2003
	Solingen	Costa Mesa	Columbus	Denver	Wolverhampton	Other	Total
Reserve as of January 1, 2003	$163	$999	$422	$1,823	$4,881	$527	$8,815
Facility related closure costs		4	295				299
Severance and other benefits					218	249	467

		4	295		218	249	766
Non-cash inventory valuation in cost of sales			341			16	357

		4	636		218	265	1,123
Reserve usage	19	98	694	145	2,123	650	3,729
Write-off due to CHEL insolvency					2,976		2,976

Reserve as of March 31, 2003	$144	$905	$364	$1,678	$0	$142	$3,233

The employee separation and plant closure costs reserve at March 31, 2003 consists of $2,727 for lease termination and facility-related closure costs and $506 for severance and other benefits.

During the first quarter of 2002, the Company recorded employee separation and plant closure costs of $1,143. These costs related to the closure of the Denver, Colorado manufacturing facility of the Distribution and Storage segment. The charges included $869 for lease termination and facility-related closure costs and $274 for severance and other benefits related to terminating 23 employees. The Company also recorded a non-cash inventory valuation charge included in cost of sales of $234 for the write-off of inventory at this site.

NOTE H — Loss on Insolvent Subsidiary

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited (“CHEL”). The Company will continue heat exchanger manufacturing at its LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for voluntary administration under the U.K. Insolvency Act 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. In accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company is not consolidating the accounts or financial results of CHEL subsequent to March 28, 2003 due to the assumption of control of CHEL by the insolvency administrator. Effective March 28, 2003, the Company recorded a non-cash impairment charge of $13,682 to write off its net investment in CHEL.

CHEL’s net pension plan obligations have increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in a plan deficit as of March 2003. Based on the Company’s present financial condition, it has determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL does not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision on wind-up of the plan from a United Kingdom pension regulatory board, which approved the wind-up of the plan as of March 28, 2003. Included in the impairment charge of $13,682 is an estimate of certain potential liabilities, including an estimate of CHEL’s net pension plan deficit. An analysis of the pension plan’s net deficit on a wind-up basis is currently in process, and accordingly, adjustments to amounts provided may be required in subsequent periods.

At the present time, the Company is unable to determine the financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. The Company can provide no assurance that claims will not be asserted against the Company for obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability would have a material adverse impact on the Company’s liquidity and its financial position.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—March 31, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE I — Operating Segments

The Company changed the structure of its internal organization effective October 1, 2002, resulting in the following three reportable segments: Biomedical, Distribution and Storage and Energy and Chemicals. All segment information for all periods presented has been restated to conform to the current year presentation. The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The Biomedical segment sells medical products, biological storage systems, magnetic resonance imaging (“MRI”) cryostat components and telemetry products. The Distribution and Storage segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The Energy and Chemicals segment sells heat exchangers, cold boxes and liquefied natural gas (“LNG”) alternative fuel systems to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases and stainless steel tubing to distributors servicing these industries. Due to the nature of the products that each operating segment sells, there are no intersegment sales.

The Company evaluates performance and allocates resources based on profit or loss from operations before gain on sale of assets, net interest expense, financing costs amortization expense, derivative contracts valuation expense, foreign currency loss, income taxes and minority interest.

	Three Months Ended March 31, 2003
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$15,873	$30,471	$19,895		$66,239
Operating income (loss)(A) (B) (C)	2,947	1,491	(13,171)	$(4,055)	(12,788)

	Three Months Ended March 31, 2002
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$15,374	$32,227	$20,107		$67,708
Operating income (loss)(A) (C)	3,326	(136)	959	$(4,930)	(781)

(A)	Distribution and Storage operating income (loss) for the three months ended March 31, 2003 and 2002 includes $299 and $1,143, respectively, of employee separation and plant closure costs and $341 and $234, respectively, in inventory valuation charges related to the closure of the Company’s Denver, Colorado, Costa Mesa, California and Columbus, Ohio manufacturing facilities.

(B)	Energy and Chemicals operating loss for the three months ended March 31, 2003 includes $218 of employee separation and plant closure costs related to the closure of the Company’s CHEL manufacturing facility and $13,682 of charges to write-off the Company’s net investment in CHEL.

(C)	Corporate operating loss for the three months ended March 31, 2003 and 2002 includes $814 and $2,515, respectively, of professional fees incurred by the Company related to its debt restructuring activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 2003 and 2002

Sales for the first quarter of 2003 were $66.2 million versus $67.7 million for the first quarter of 2002, a decrease of $1.5 million, or 2.2 percent. Biomedical segment sales increased three percent to $15.9 million in the first quarter of 2003, compared with sales of $15.4 million in the first quarter of 2002. Sales of medical and MRI products were comparable in both quarters, while sales of biological storage systems increased $0.7 million due to increased sales of large biological storage freezers. Distribution and Storage segment sales decreased five percent, with first-quarter 2003 sales of $30.5 million, compared with $32.2 million for the same quarter in 2002. Sales of bulk storage systems primarily accounted for this decline, as the market for these products continues to be depressed. Energy and Chemicals segment sales of $19.9 million in the first quarter of 2003 were relatively flat compared with sales of $20.1 million in the first quarter of 2002.

Gross profit for the first quarter of 2003 was $17.1 million versus $16.8 million for the first quarter of 2002. Gross profit margin for the first quarter of 2003 was 25.8 percent versus 24.8 percent for the first quarter of 2002. Gross profit margin in the Biomedical segment was negatively impacted by a temporary shut-down of the Company’s Denver, Colorado manufacturing plant in the last half of March 2003 due to an unanticipated deferral until the second quarter of 2003 of MRI product orders at the request of this product line’s only customer. Gross profit and gross profit margin improved in the Distribution and Storage and Energy and Chemicals segments due to tighter controls over facility-related costs and the realization of operational savings from the Company’s manufacturing facility consolidation plan commenced in early 2002.

Selling, general and administrative (“SG&A”) expense for the first quarter of 2003 was $15.4 million versus $16.5 million for the first quarter of 2002. As a percentage of sales, SG&A expense was 23.3 percent for the first quarter of 2003 versus 24.4 percent for the first quarter of 2002. The Company recorded $0.8 million of SG&A expense in the first quarter of 2003 for fees paid to professional advisors related to the Company’s efforts to restructure its senior debt, versus $2.5 million expensed in the first quarter of 2002. Additionally, the Company’s expense for doubtful accounts receivable increased $0.5 million from the first quarter of 2002 to the first quarter of 2003 due to delays in collecting accounts receivable.

During the first quarter of 2003, the Company recorded $0.8 million of employee separation and plant closure costs primarily related to the final steps of the closures of its Wolverhampton, U.K. heat exchanger manufacturing facility and its Columbus, Ohio Distribution and Storage manufacturing facility. The Company recorded $1.1 million of employee separation and plant closure costs in the first quarter of 2002 related to its decision to close the Denver, Colorado mobile equipment manufacturing facility of the Distribution and Storage segment primarily for lease exit costs, severance and other items. The Company recorded a $0.2 million gain on the sale of assets in the first quarter of 2003 related to the sale of various fixed assets of the closed Columbus, Ohio facility.

The Company recorded less than $0.1 million of equity loss in its Coastal Fabrication joint venture in the first quarter of 2003, compared with equity income of $0.1 million in the first quarter of 2002.

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited (“CHEL”). The Company will continue heat exchanger manufacturing at its La Crosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. In accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company is not consolidating the accounts or financial results of CHEL subsequent to March 28, 2003 due to the assumption of control of CHEL by the insolvency administrator. Effective March 28, 2003, the Company recorded a non-cash impairment charge of $13.7 million to write off its net investment in CHEL. Included in the impairment charge of $13.7 million is an estimate of certain potential liabilities, including an estimate of CHEL’s net pension plan deficit. An analysis of the pension plan’s net deficit on a wind-up basis is currently in process, and accordingly, adjustments to amounts provided may be required in subsequent periods.

Net interest expense for the first quarter of 2003 was $4.0 million versus $4.1 million for the first quarter of 2002. The Company recorded $0.2 million of derivative contracts valuation expense in the first quarter of 2003, compared with $0.1 million of income in the first quarter of 2002, primarily related to a further decline in the forward interest rate yield curve. The Company’s one remaining interest rate collar covering $28.8 million of the Senior Debt outstanding at March 31, 2003 expires in March 2006. As of March 31, 2003, the Company had borrowings of $256.9 million on its Senior Debt.

Income tax expense of $0.4 million in the first quarter of 2003 represents taxes on earnings of foreign subsidiaries. Based on the Company’s projections, its cumulative tax loss position and management’s assessment, the Company believes that it is more likely than not that its net deferred tax assets will not be realized. Accordingly, as of December 31, 2002, the Company established a full valuation allowance against net deferred tax assets that would not be offset by taxable income generated by deferred tax liabilities.

Additionally, the Company did not record any income tax benefit on its loss before income taxes in the first quarter of 2003 to avoid creating additional deferred tax assets.

As a result of the foregoing, the Company reported a net loss for the first quarter of 2003 of $18.1 million, or $0.70 per diluted share, versus a net loss of $3.5 million, or $0.14 per diluted share, for the first quarter of 2002.

Liquidity and Capital Resources

Cash provided by operations in the first quarter of 2003 was $7.0 million compared with $0.3 million provided in the first quarter of 2002. The Company’s 2003 first-quarter operating cash flow primarily reflects improvements in almost all working capital components.

Capital expenditures for the first quarter of 2003 were $0.6 million compared with $1.2 million in the first quarter of 2002, and represented planned maintenance level expenditures.

The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. As of December 31, 2002 and March 31, 2003, the Company was in default under its Credit Facility and its Incremental Credit Facility due to violations of these financial covenants. Following December 31, 2002, the Company also was in default under the Credit Facility as a result of its failure to make principal payments when due and the insolvency of CHEL. The Company’s senior lenders amended the Credit Facility and Incremental Credit Facility on April 2, 2003 to waive all defaults existing at December 31, 2002 and through April 30, 2003 and to defer until April 30, 2003 $6.5 million in scheduled term debt amortization payments and $9.8 million in Incremental Credit Facility amortization payments originally due on March 31, 2003. In addition, the amendment provided that if a negotiated term sheet with the senior lenders could be reached by April 30, 2003, the waiver of defaults and deferral of debt payments would be extended until June 30, 2003. The amendment also granted approval for certain asset sales, the proceeds of which were to be used to fund senior debt interest payments, restructuring related activities and working capital requirements.

The Company reached an agreement in principle on April 30, 2003 with its senior lenders on a restructuring plan and is in the process of negotiating definitive agreements and other arrangements necessary to implement the restructuring. Under the proposed restructuring, which is subject to certain conditions, the existing senior debt of $256.9 million would be converted into a new $40.0 million revolving credit facility to fund the Company’s working capital and letter of credit requirements and a $120.0 million term loan, with the balance of the existing senior debt being cancelled in return for a substantial equity ownership position in the Company. Following the restructuring, it is expected that current shareholders initially will own five percent of the Company, plus have an opportunity through the exercise of warrants to acquire up to an additional five percent of equity in the Company under certain conditions. The agreement in principle with the senior lenders contemplates that the Company will continue to operate its businesses in the ordinary course during and after the restructuring. The Company can provide no assurance that it will be able to complete the restructuring, and the Company’s inability to complete the restructuring could have a material adverse impact on the Company’s liquidity and its financial position.

The Company also entered into an agreement with its senior lenders as of April 30, 2003 under which the senior lenders agreed to extend the waiver of defaults obtained on April 2, 2003 through June 30, 2003 and to defer certain interest and principal payments to June 30, 2003 and to permit the Company to sell additional non-core assets. The sale of these assets and earlier asset sales would provide the Company with increased liquidity for identified working capital requirements and other corporate needs and obligations. Since the waiver of defaults expires on June 30, 2003, debt outstanding under the Credit Facility and Incremental Credit Facility totaling $256.9 million is classified as a current liability on the Company’s consolidated balance sheet as of December 31, 2002 and March 31, 2003.

The Company is permitted to pay cash dividends not exceeding $7.2 million in any fiscal year, but only if at both the time of payment of the dividend and immediately thereafter there is no event of default under the Credit Facility.

As previously discussed, on March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. CHEL’s net pension plan obligations have increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in a plan deficit as of March 2003. Based on the Company’s present financial condition, it has determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL does not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision on wind-up of the plan from a United Kingdom pension regulatory board, which approved the wind-up of the plan as of March 28, 2003. Included in the impairment charge of $13.7 million is an estimate of certain potential liabilities, including an estimate of the net pension plan deficit. An analysis of the pension plan’s net deficit on a wind-up basis is currently in process, and accordingly, adjustments to amounts provided may be required in subsequent periods.

At the present time, the Company is unable to determine the financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. The Company can provide no assurance that claims will not be asserted against the Company for obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability would have a material adverse impact on the Company’s liquidity and its financial position.

Orders and Backlog

Chart’s consolidated orders for the first quarter of 2003 totaled $65.6 million, compared with orders of $66.3 million for the fourth quarter of 2002. Chart’s consolidated firm order backlog at March 31, 2003 was $64.4 million, compared with $69.3 million at December 31, 2002.

Biomedical orders for the first quarter of 2003 totaled $16.9 million, compared with $16.3 million for the fourth quarter of 2002. Biomedical backlog for the first quarter of 2003 of $2.7 million improved compared to $1.8 million for the fourth quarter of 2002.

Distribution and Storage orders for the first quarter of 2003 totaled $35.7 million, compared with $33.6 million for the fourth quarter of 2002. Distribution and Storage backlog for the first quarter of 2003 totaled $25.1 million, compared with $23.3 million at December 31, 2002.

Energy and Chemicals orders for the first quarter of 2003 totaled $13.0 million, compared with $16.4 million in the fourth quarter of 2002. Energy and Chemicals backlog for the first quarter of 2003 totaled $36.6 million, compared with $44.2 million at December 31, 2002.

Application of Critical Accounting Policies

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s 2002 Annual Report on Form 10-K, filed on April 15, 2003, in Note A of the Notes to the Consolidated Financial Statements and under the caption “Critical Accounting Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts and inventory valuation reserves, goodwill and indefinite lived intangibles, environmental remediation obligations, product warranty costs, debt covenants, pensions and deferred tax assets.

Recently Adopted and Recently Issued Accounting Standards

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for all companies. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this statement did not have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

Effective January 1, 2003, the Company adopted Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, including product warranties. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 have been made in Note A of the unaudited condensed consolidated financial statements. The adoption of this interpretation did not have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. FIN No. 46 is effective July 1, 2003. The Company does not have any VIE’s and, as a result, does not expect this interpretation to have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect this statement to have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others (including those described in its Form 10-K, filed April 15, 2003, under the caption “Certain Factors That May Affect Future Results and Financial Condition”), could affect its future performance and liquidity of the Company’s common stock and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, political, business and market conditions and foreign currency fluctuations; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) the effectiveness of operational changes expected to increase efficiency and productivity; (f) the ability of the Company to manage its fixed-price contract exposure; (g) the ability of the Company to pass on increases in raw material prices, including as a result of tariffs; (h) the Company’s relations with its employees; (i) the extent of product liability claims asserted against the Company; (j) variability in the Company’s operating results; (k) the ability of the Company to attract and retain key personnel; (l) the costs of compliance with environmental matters; (m) the ability of the Company to protect its proprietary information; (n) the ability of the Company to access additional sources of capital and sell certain assets on acceptable terms; (o) the ability of the Company to qualify its common stock for trading in a national trading venue; (p) the ability of the Company to satisfy debt covenants, pay down its debt and complete the proposed restructuring of its debt arrangements; (q) the insolvency of CHEL and the commencement of its administration proceedings in the United Kingdom, including the potential liability of the Company with respect to CHEL’s obligations; and (r) the threat of terrorism and the impact of responses to that threat. The Company assumes no duty to update any such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company’s primary interest rate risk exposure results from the Credit Facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by the use of interest rate collars on a portion of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. An interest rate collar covering $76.0 million of the Company’s debt expired and was settled on June 28, 2002. The Company’s remaining interest rate collar covering $28.8 million of debt expires on March 31, 2006. The fair value of the contract related to the collar outstanding at March 31, 2003 is a liability of $2.0 million. If interest rates were to increase 200 basis points (2 percent) from March 31, 2003 rates, and assuming no changes in debt from the March 31, 2003 levels, the additional annual expense would be approximately $5.1 million on a pretax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound, the Czech Koruna and the Euro. Monthly measurement, evaluation and foreign currency forward exchange contracts are employed as methods to reduce this risk. The Company enters into foreign currency forward exchange contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. As of March 31, 2003, the Company had no outstanding foreign exchange contracts.

Item 4. Controls and Procedures

The Company’s principal executive and financial officers have evaluated the Company’s disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the Company’s evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited (“CHEL”). The Company will continue heat exchanger manufacturing at its LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. CHEL’s net pension plan obligations have increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in a plan deficit as of March 2003. Based on the Company’s present financial condition, it has determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL does not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision on wind-up of the plan from a United Kingdom pension regulatory board, which approved the wind-up of the plan as of March 28, 2003. An analysis of the estimated net pension plan deficit on a wind-up basis is currently in process. At the present time, the Company is unable to determine the financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. The Company can provide no assurance that claims will not be asserted against the Company for obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability would have a material adverse impact on the Company’s liquidity and its financial position.

The Company is a party to other legal proceedings incidental to the normal course of its business.

Item 3. Defaults Upon Senior Securities.

The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. As of December 31, 2002 and March 31, 2003, the Company was in default under its Credit Facility and its Incremental Credit Facility due to violations of these financial covenants. Following December 31, 2002, the Company also was in default under the Credit Facility as a result of its failure to make principal payments when due and the insolvency of CHEL. The Company’s senior lenders amended the Credit Facility and Incremental Credit Facility on April 2, 2003 to waive all defaults existing at December 31, 2002 and through April 30, 2003 and to defer until April 30, 2003 $6.5 million in scheduled term debt amortization payments and $9.8 million in Incremental Credit Facility amortization payments originally due on March 31, 2003. The Company’s senior lenders further amended the Credit Facility and Incremental Credit Facility as of April 30, 2003 to extend the waiver of defaults obtained on April 2, 2003 through June 30, 2003 and to defer the interest and principal payments to June 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

  See the Exhibit Index on page 21 of this Form 10-Q.

(b) Reports on Form 8-K.

      During the quarter ended March 31, 2003, the Company filed a current report on Form 8-K, dated February 4, 2003,       furnishing a news release pursuant to Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHART INDUSTRIES, INC. (Registrant)

Date: May 15, 2003	/s/ MICHAEL F. BIEHL
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ ARTHUR S. HOLMES Arthur S. Holmes Chairman and Chief Executive Officer

I, Michael F. Biehl, Chief Financial Officer and Treasurer of Chart Industries, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chart Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ MICHAEL F. BIEHL Michael F. Biehl Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Document
*10.1	Retention Bonus Incentive Plan Agreement, dated February 25, 2003, by and between the Company and Michael F. Biehl
*10.2	Enhanced Severance Benefit Plan Agreement, dated February 24, 2003, by and between the Company and Charles R. Lovett
*10.3	Retention Bonus Incentive Plan Agreement, dated February 25, 2003, by and between the Company and Charles R. Lovett
10.4

Amendment No. 7, dated as of April 2, 2003, to the Credit Agreement, dated April 12, 1999, by and among the Company, the Subsidiary Guarantors, the Lenders Signatory thereto (all defined therein) and JPMorgan Chase Bank as Administrative Agent (A)

*	Management contract or compensatory plan or arrangement identified pursuant to Item 6(a) of this Quarterly Report on Form 10-Q.
(A)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated April 2, 2003 (Commission File No. 1-11442).