Form 10-Q
period 2003-06-30
CHART INDUSTRIES INC
filed 2003-08-14
CIK 892553

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to_______________________

                         Commission File Number 1-11442

                             CHART INDUSTRIES, INC.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                              34-1712937
   -----------------------------------    --------------------------------------
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

             5885 Landerbrook Dr., Suite 205, Cleveland, Ohio 44124
           ------------------------------------------------------------
               (Address of Principal Executive Offices) (ZIP Code)

       Registrant's Telephone Number, Including Area Code: (440) 753-1490

             5885 Landerbrook Dr., Suite 150, Cleveland, Ohio 44124
        ----------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No____
                     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No X
                                                         ---

At July 31, 2003, there were 26,265,563 outstanding shares of the Company's Common Stock, par value $.01 per share.

                    Page 1 of 24 sequentially numbered pages.

                             CHART INDUSTRIES, INC.

                                      INDEX

Part I.   Financial Information
-------------------------------

    Item 1:  Financial Statements                                                              Page
       Condensed Consolidated Balance Sheets as of
       June 30, 2003 and December 31, 2002 ..................................................     3

       Condensed Consolidated Statements of Operations for the
       Three and Six Months Ended June 30, 2003 and 2002 ....................................     4

       Condensed Consolidated Statements of Cash Flows for the
       Six Months Ended June 30, 2003 and 2002 ..............................................     5

       Notes to Unaudited Condensed Consolidated Financial Statements .......................  6-15

    Item 2:  Management's Discussion and Analysis of Financial Condition
       and Results of Operations ............................................................ 16-20

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....................    21

    Item 4:  Controls and Procedures ........................................................    21

Part II.   Other Information
----------------------------

    Item 1:  Legal Proceedings .............................................................. 21-22

    Item 2:  Defaults Upon Senior Securities ................................................    22

    Item 3:  Exhibits and Reports on Form 8-K ...............................................    22

    Signatures ..............................................................................    23

    Exhibit Index ...........................................................................    24

 PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                        June 30,           December 31,
                                                                                          2003                 2002
                                                                                    ----------------    -----------------
                                                                                      (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                                          $    14,318         $      7,225
   Accounts receivable, net                                                                45,806               42,081
   Inventories, net                                                                        39,797               45,998
   Other current assets                                                                    25,348               27,540
   Assets of discontinued operation held for sale                                           9,475               10,192
                                                                                    ----------------    -----------------
Total Current Assets                                                                      134,744              133,036

Property, plant and equipment, net                                                         48,195               55,312
Goodwill, net                                                                              76,977               77,232
Other assets, net                                                                          11,391               13,714
                                                                                    ----------------    -----------------

TOTAL ASSETS                                                                          $   271,307         $    279,294
                                                                                    ================    =================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
   Accounts payable                                                                   $    26,075         $     22,873
   Customer advances and billings in excess of contract revenue                             8,972               10,037
   Accrued expenses and other current liabilities                                          39,967               38,473
   Current maturities of long-term debt                                                     4,257                5,865
   Senior debt in default                                                                 255,746              256,874
                                                                                    ----------------    -----------------
Total Current Liabilities                                                                 335,017              334,122

Long-term debt                                                                              1,928                1,161
Other long-term liabilities                                                                28,792               25,628
Shareholders' Deficit
   Preferred stock, 1,000,000 shares authorized, none issued or outstanding
   Common stock, par value $.01 per share - 60,000,000 shares authorized,
    26,626,650 and 25,707,709 shares issued at June 30, 2003 and
    December 31, 2002, respectively                                                           266                  257
   Additional paid-in capital                                                              46,548               45,792
   Retained deficit                                                                      (136,825)            (116,086)
   Accumulated other comprehensive loss                                                    (3,545)             (10,799)
   Treasury stock, at cost, 289,887 and 153,648 shares at June 30, 2003
    and December 31, 2002, respectively                                                      (874)                (781)
                                                                                    ----------------    -----------------
                                                                                          (94,430)             (81,617)
                                                                                    ----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                             $ 271,307         $    279,294
                                                                                    ================    =================

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Dollars and shares in thousands, except per share amounts)

                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                          ----------------------          ----------------------
                                                              2003         2002              2003         2002
                                                          ----------------------          ----------------------
Sales                                                     $  71,841   $   73,854          $  133,785  $  136,312
Cost of sales                                                50,838       54,811              96,688     101,986
                                                          ----------------------          ----------------------

Gross profit                                                 21,003       19,043              37,097      34,326

Selling, general and administrative expense                  17,502       14,436              32,303      30,281
Employee separation and plant closure costs                     263          165               1,029       1,308
Loss on insolvent subsidiary                                                                  13,682
Equity loss (income) in joint venture                            41         (170)                 44        (279)
                                                          ----------------------          ----------------------
                                                             17,806       14,431              47,058      31,310
                                                          ----------------------          ----------------------
Operating income (loss)                                       3,197        4,612              (9,961)      3,016

Other income (expense):
   Gain on sale of assets                                       929        1,420               1,111       1,420
   Interest expense, net                                     (5,108)      (4,666)             (9,123)     (8,755)
   Financing costs amortization                                (772)        (421)             (1,589)     (1,745)
   Derivative contracts valuation expense                      (234)        (480)               (412)       (412)
   Foreign currency gain (loss)                                   5         (851)                (45)       (662)
                                                          ----------------------          ----------------------
                                                             (5,180)      (4,998)            (10,058)    (10,154)
                                                          ----------------------          ----------------------

Loss from continuing operations before income taxes
  and minority interest                                      (1,983)        (386)            (20,019)     (7,138)

Income tax expense (benefit)                                  1,119          234               1,528      (2,295)
                                                          ----------------------          ----------------------

Loss from continuing operations before minority interest     (3,102)        (620)            (21,547)     (4,843)

Minority interest, net of taxes                                  22          (44)                 25           1
                                                          ----------------------          ----------------------

Loss from continuing operations                              (3,124)        (576)            (21,572)     (4,844)

Income from discontinued operation, net of taxes                463          935                 833       1,750
                                                          ----------------------          ----------------------
Net (loss) income                                         $  (2,661)  $      359          $  (20,739)  $  (3,094)
                                                          ======================          ======================

Net (loss) income per common share--basic and
   assuming dilution:
   Loss from continuing operations                        $   (0.12)  $    (0.02)         $    (0.82)  $   (0.19)
   Income from discontinued operation                          0.02         0.03                0.03        0.07
                                                          ----------------------          ----------------------
   Net (loss) income per common share                     $   (0.10)  $     0.01          $    (0.79)  $   (0.12)
                                                          ======================          ======================

Shares used in per share calculations--basic and
   assuming dilution                                         26,504       24,951              26,188      24,900
                                                          ======================          ======================

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                                            Six Months Ended
                                                                                June 30,
                                                                       ------------------------
                                                                          2003          2002
                                                                       ---------      ---------
OPERATING ACTIVITIES
   Loss from continuing operations                                     $ (21,572)     $  (4,844)
   Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
       Loss on insolvent subsidiary                                       13,682
       Gain on sale of assets                                             (1,111)        (1,420)
       Depreciation and amortization                                       5,096          5,469
       Financing costs amortization                                        1,589          1,745
       Debt restructuring-related professional fees expensed               5,192          3,538
       Employee separation and plant closure costs                           456            232
       Other non-cash operating activities                                   474         (1,033)
   Increase (decrease) in cash resulting from changes in
     operating assets and liabilities, excluding effect of
     discontinued operation:
       Accounts receivable                                                (5,663)        (1,877)
       Inventory and other current assets                                  5,087         (1,025)
       Accounts payable and other current liabilities                      9,262         (8,210)
       Customer advances and billings in excess of contract
         revenue                                                          (1,446)         2,587
                                                                       ---------      ---------
   Net Cash Provided By (Used In) Operating Activities                    11,046         (2,772)

INVESTING ACTIVITIES
   Capital expenditures                                                   (1,243)        (1,782)
   Proceeds from sale of assets                                            2,525          2,300
   Other investing activities                                                803            489
                                                                       ---------      ---------
   Net Cash Provided By Investing Activities                               2,085          1,007

FINANCING ACTIVITIES
   Borrowings on revolving credit facilities                              13,686         21,786
   Repayments on revolving credit facilities                             (14,913)       (21,591)
   Principal payments on long-term debt                                   (1,055)        (1,586)
   Debt restructuring-related fees paid                                   (5,192)        (5,380)
   Other financing activities                                                (99)          (141)
                                                                       ---------      ---------
   Net Cash Used In Financing Activities                                  (7,573)        (6,912)
                                                                       ---------      ---------

Cash flows provided by (used in) continuing operations                     5,558         (8,677)
Cash flows provided by discontinued operation                              1,592          3,084
                                                                       ---------      ---------
Net increase (decrease) in cash and cash equivalents                       7,150         (5,593)
Effect of exchange rate changes on cash                                      (57)           448
Cash and cash equivalents at beginning of period                           7,225         11,801
                                                                       ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  14,318      $   6,656
                                                                       =========      =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements -- June 30, 2003
          (Dollars and shares in thousands, except per share amounts)

NOTE A -- Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Nature of Operations: The Company is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company's products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and use of industrial gases and hydrocarbons. Headquartered in Cleveland, Ohio, the Company has domestic operations located in nine states and an international presence in Australia, China, the Czech Republic, Germany and the United Kingdom.

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Investments in affiliates where the Company's ownership is between 20 percent and 50 percent, or where the Company does not have control but has the ability to exercise significant influence over operations or financial policy, are accounted for under the equity method. The Company's Chart Heat Exchangers Limited ("CHEL") subsidiary, which is 100 percent owned by the Company, filed for a voluntary administration under the U.K. Insolvency Act 1986, as more fully described in Note H of the unaudited condensed consolidated financial statements. Because CHEL is not under the control of the Company subsequent to March 28, 2003, the unaudited condensed consolidated financial statements do not include the accounts or results of CHEL subsequent to March 28, 2003.

     Basis of Presentation: The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     On July 8, 2003, the Company and all of its majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company's non-U.S. subsidiaries are included in the filing in the United States Bankruptcy Court for the District of Delaware. Under the proposed plan of reorganization, which is subject to Bankruptcy Court approval and certain other conditions, the Company's existing senior debt of $255,746 would be converted into a $120,000 term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the reorganized Company, and a new $40,000 revolving credit facility would be made available to fund the Company's working capital and letter of credit requirements. Following consummation of the plan of reorganization, current shareholders initially will own five percent of the Company, plus have an opportunity through the exercise of warrants to acquire up to an additional five percent of equity in the Company under certain conditions. The pre-packaged plan of reorganization contemplates that the Company will continue to operate its businesses in the ordinary course during and after the Chapter 11 reorganization process. The Company can provide no assurance that its pre-packaged Chapter 11 plan of reorganization will be confirmed by the Bankruptcy Court, and the Company's inability to consummate the reorganization could have a material adverse impact on the Company's financial position, liquidity, cash flows or results of operations.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements -- June 30, 2003
           (Dollars and shares in thousands, except per share amounts)

NOTE A -- Basis of Preparation - Continued

     Inventories: Inventories are stated at the lower of cost or market with cost being determined by the last-in, first-out ("LIFO") method and the first-in, first-out ("FIFO") method. The components of inventory are as follows:

                                               June 30,       December 31,
                                                 2003             2002
                                             -----------     --------------

          Raw materials and supplies          $  17,051         $  21,361
          Work in process                        12,544            13,165
          Finished goods                         10,272            11,542
          LIFO reserve                              (70)              (70)
                                              ---------         ---------
                                              $  39,797         $  45,998
                                              =========         =========

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

     Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company estimates its reserve for product warranties based upon specifically known warranty issues, if any, and historical product warranty claims experience over the related product warranty terms. The Company records warranty expense in cost of sales. The changes in the Company's consolidated warranty reserve during the three- and six-month periods ended June 30, 2003 and 2002 are as follows:

                                                  Three Months Ended
                                                       June 30,
                                       ---------------------------------------
                                          2003                         2002
                                       ----------                   ----------
        Balance as of April 1           $  4,272                     $  4,108
           Warranty expense                  225                          573
           Warranty usage                   (591)                        (646)
                                        --------                     --------
        Balance as of June 30           $  3,906                     $  4,035
                                        ========                     ========

                                                   Six Months Ended
                                                       June 30,
                                       ---------------------------------------
                                          2003                         2002
                                       ----------                   ----------
        Balance as of January 1         $  3,967                     $  3,446
           Warranty expense                  721                        1,308
           Warranty usage                   (782)                        (719)
                                        --------                     --------
        Balance as of June 30           $  3,906                     $  4,035
                                        ========                     ========

     Goodwill and Other Intangible Assets: Effective January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which establish financial accounting and reporting for acquired goodwill and other intangible assets and supersede Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and APB Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements -- June 30, 2003
           (Dollars and shares in thousands, except per share amounts)

NOTE A -- Basis of Preparation - Continued

     The Company performed its 2002 annual impairment test of goodwill as of October 1, 2002 using discounted cash flow techniques and values of comparable businesses. These tests resulted in the fair value of the Company's Distribution and Storage reporting unit being less than its carrying value including goodwill, which caused the Company to advance to step two of SFAS No. 142 and engage a valuation specialist to provide valuations of the Distribution and Storage reporting unit's tangible and identifiable intangible assets. Although those procedures confirmed the value of the reporting unit's tangible assets exceeded their carrying value, goodwill of the Distribution and Storage reporting unit was determined to be impaired. As a result, in the fourth quarter of 2002 the Company recorded a non-cash impairment charge of $92,379, or $3.69 per diluted share, to write off non-deductible goodwill. This non-cash charge was due to the combination of a reduction in the overall estimated enterprise value of the Company, attributable to Chart's leverage situation and financial performance, and a reduction in the specific estimated value of the Distribution and Storage reporting unit, caused by the worldwide slowdown experienced by the manufacturing sectors of the industrialized world, reductions in capital expenditures in the consolidating global industrial gas industry and a lowering of expectations for future performance of this segment for these same reasons. Changes to the judgments and estimates used to determine the fair values, including estimates of future cash flows, sales, profitability growth and discount rates, could result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill.

     The Company considered its July 8, 2003 Chapter 11 bankruptcy filing to be an indicator of impairment under SFAS No. 142 and performed step one of the goodwill impairment test as of June 30, 2003. The Company used, for this purpose, discounted cash flow techniques and an overall enterprise value for the Company of $190,400, as estimated by the Company's financial advisor and filed with the U.S. Bankruptcy Court in the Company's disclosure statement accompanying its pre-packaged plan of reorganization. These tests resulted in the fair value of the Company's reporting units exceeding their carrying value, and no impairment loss was recognized.

     The following table displays the gross carrying amount and accumulated amortization for intangible assets that continue to be subject to amortization as well as intangible assets not subject to amortization.

                                                  June 30, 2003                       December 31, 2002
                                        --------------------------------       ---------------------------------
                                           Gross                                Gross
                                          Carrying           Accumulated       Carrying             Accumulated
                                           Amount           Amortization        Amount              Amortization
                                        -----------         ------------       --------             ------------
Finite-lived intangible assets
   Existing technology                   $   7,690           $  ( 5,669)     $    7,690             $  ( 4,996)
   Patents                                   2,102              ( 1,102)          2,131                ( 1,024)
                                         ---------           ----------      ----------             ----------
                                         $   9,792           $  ( 6,771)     $    9,821             $  ( 6,020)
                                         =========           ==========      ==========             ==========

Indefinite-lived intangible assets
   Know-how and intellectual property    $   6,321           $  ( 1,580)     $    6,439             $  ( 1,610)
   Goodwill                                 83,379              ( 6,402)         83,660                ( 6,428)
                                         ---------           ----------      ----------             ----------
                                         $  89,700           $  ( 7,982)     $   90,099             $  ( 8,038)
                                         =========           ==========      ==========             ==========

     Differences in gross carrying amounts at June 30, 2003 and December 31, 2002 are attributable to foreign currency exchange rate changes.

     Amortization expense for finite-lived intangible assets was $381 and $387 for the three-month periods ended June 30, 2003 and 2002, respectively, $777 and $772 for the six-month periods ended June 30, 2003 and 2002, respectively, and is estimated to be approximately $1,500 annually for fiscal years 2003 and 2004, and approximately $200 annually for fiscal years 2005 through 2007. These estimates may change when the Company emerges from Chapter 11 proceedings.

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

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements -- June 30, 2003
          (Dollars and shares in thousands, except per share amounts)

NOTE A -- Basis of Preparation - Continued

     The Company's pro forma disclosures showing the estimated fair value of employee stock options, amortized to expense over the options' vesting periods, are as follows:

                                                Three Months Ended                Six Months Ended
                                                     June 30,                         June 30,
                                          --------------------------------------------------------------
                                             2003              2002           2003               2002
                                          ----------       -----------     ----------         ----------
Reported net (loss) income                $   (2,661)      $       359     $  (20,739)        $   (3,094)
Pro-forma stock-based employee
   compensation cost, net of tax                (104)             (138)          (208)              (276)
                                          ----------       -----------     ----------         ----------
Pro-forma net (loss) income               $   (2,765)      $       221     $  (20,947)        $   (3,370)
                                          ==========       ===========     ==========         ==========

Earnings per share - basic and
   assuming dilution:
   Reported net (loss) income             $    (0.10)      $      0.01     $    (0.79)        $    (0.12)
   Pro-forma stock-based employee
     compensation cost, net of tax             (0.00)            (0.00)         (0.01)             (0.01)
                                          ----------       -----------     ----------         ----------
   Pro-forma net (loss) income            $   ( 0.10)      $      0.01     $    (0.80)        $    (0.13)
                                          ==========       ===========     ==========         ==========

Weighted average shares - basic
   and assuming dilution                      26,504            24,951         26,188             24,900

NOTE B -- Recently Adopted Accounting Standards

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for all companies. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material impact on the Company's financial position, liquidity, cash flows or results of operations.

     Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of this statement did not have a material impact on the Company's financial position, liquidity, cash flows or results of operations.

   Effective January 1, 2003, the Company adopted Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, including product warranties. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 have been made in Note A of the unaudited condensed consolidated financial statements. The adoption of this interpretation did not have a material impact on the Company's financial position, liquidity, cash flows or results of operations.

NOTE C -- Recently Issued Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. FIN No. 46 is effective July 1, 2003. The Company is presently evaluating the impact of adopting this interpretation but does not believe this interpretation will have a material impact on the Company's financial position, liquidity, cash flows or results of operations.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements -- June 30, 2003
           (Dollars and shares in thousands, except per share amounts)

NOTE C -- Recently Issued Accounting Standards - Continued

     In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect this statement to have a material impact on the Company's financial position, liquidity, cash flows or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified. SFAS No. 150 requires that certain financial instruments should be classified as liabilities (or as assets in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect this statement to have a material impact on the Company's financial position, liquidity, cash flows or results of operations.

NOTE D -- Debt and Credit Arrangements

     In order to finance the acquisition of MVE Holdings, Inc. ("MVE"), in March 1999 the Company negotiated a consolidated credit and revolving loan facility (the "Credit Facility"), which originally provided for term loans of up to $250,000 and a revolving credit line of $50,000, which may also be used for the issuance of letters of credit. Due to scheduled reductions in the commitment amount, at June 30, 2003 the Credit Facility provides a revolving credit line of $48,967. Under the Credit Facility, the Company granted a security interest in substantially all of the assets of the Company to the agent bank as representative of the senior lenders. Under the terms of the Credit Facility, term loans and revolving credit bear interest at rates that equal the prime rate plus incremental margins or LIBOR plus incremental margins. The incremental margins vary based on the Company's financial position and currently range from
2.0 percent to 4.75 percent.

     The Company entered into the Series 1 Incremental Revolving Credit Facility in November 2000 and the Series 2 Incremental Revolving Credit Facility in April 2001 (collectively, the "Incremental Credit Facility"), which originally provided a revolving credit line of $10,000 in addition to the credit line available under the Credit Facility. Due to scheduled reductions in the commitment amount, at June 30, 2003 the Incremental Credit Facility provides a revolving credit line of $9,793. Borrowings on the Incremental Credit Facility are secured by the same collateral as the Credit Facility and bear interest, at the Company's option, at rates equal to the prime rate plus 3.5 percent or LIBOR plus 4.25 percent. The Company is also required to pay a commitment fee of 0.75 percent per annum on the average daily unused amount. The Incremental Credit Facility expired on July 15, 2003.

         The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. As of December 31, 2002 and June 30, 2003, the Company was in default under its Credit Facility and its Incremental Credit Facility due to violations of these financial covenants. Subsequent to December 31, 2002, the Company also was in default under the Credit Facility as a result of its failure to make principal and interest payments when due and the insolvency of CHEL, which is more fully described in Note H to the unaudited condensed consolidated financial statements. The Company's senior lenders amended the Credit Facility and Incremental Credit Facility on April 2, 2003 to waive all defaults existing at December 31, 2002 and through April 30, 2003 and to defer until April 30, 2003 $6,549 in scheduled term debt amortization payments and $9,793 in Incremental Credit Facility amortization payments originally due on March 31, 2003. In addition, the amendment provided that if a negotiated term sheet with the senior lenders was reached by April 30, 2003, the waiver of defaults and deferral of debt payments would be extended until June 30, 2003. The amendment also granted approval for certain asset sales, the proceeds of which were to be used to fund senior debt interest payments, restructuring related activities and working capital requirements.

     On April 30, 2003, the Company reached an agreement in principle with its senior lenders on a restructuring plan and entered into an agreement with its senior lenders as of April 30, 2003 under which the senior lenders agreed to extend the waiver of defaults obtained on April 2, 2003 through June 30, 2003, to defer certain interest and principal payments to June 30, 2003 and to permit the Company to sell certain non-core assets. The Company and the senior lenders subsequently entered into an agreement on June 30, 2003 to extend the waiver of defaults and deferral of interest and principal payments to July 15, 2003 and to permit the Company to sell certain non-core assets. Proceeds from the sales of assets enabled the Company to fund certain senior debt interest payments and pay certain professional fees and provided the Company with increased liquidity for identified working capital requirements and other corporate needs and obligations.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
 Notes to Unaudited Condensed Consolidated Financial Statements -- June 30, 2003
           (Dollars and shares in thousands, except per share amounts)


NOTE D -- Debt and Credit Arrangements - Continued

     On July 8, 2003, the Company and all of its majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company's non-U.S. subsidiaries are included in the filing in the United States Bankruptcy Court for the District of Delaware. Under the proposed plan of reorganization, which is subject to Bankruptcy Court approval and certain other conditions, the Company's existing senior debt of $255,746 would be converted into a $120,000 term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the reorganized Company, and a new $40,000 revolving credit facility would be made available to fund the Company's working capital and letter of credit requirements. Following consummation of the plan of reorganization, current shareholders initially will own five percent of the Company, plus have an opportunity through the exercise of warrants to acquire up to an additional five percent of equity in the Company under certain conditions. The pre-packaged plan of reorganization contemplates that the Company will continue to operate its businesses in the ordinary course during and after the Chapter 11 reorganization process. The Company can provide no assurance that its pre-packaged Chapter 11 plan of reorganization will be confirmed by the Bankruptcy Court, and the Company's inability to consummate the reorganization could have a material adverse impact on the Company's financial position, liquidity, cash flows or results of operations.

     In conjunction with the filing of its plan of reorganization, on July 17, 2003 the Company entered into a debtor-in-possession credit facility (the "DIP Credit Facility") with certain of its senior lenders. The DIP Credit Facility provides a revolving credit line of $40,000, of which $30,000 may also be used for the issuance of letters of credit. Loans under the DIP Credit Facility bear interest at rates equal to the prime rate plus 1.5 percent or LIBOR plus 2.5 percent. The DIP Credit Facility matures on the earlier of the bankruptcy consummation date or September 15, 2003. On August 13, 2003 the U.S. Bankruptcy Court entered a final order approving the DIP Credit Facility.

     Due to the Company's Chapter 11 bankruptcy filing, which is an event of default under the Credit Facility, and the expiration on July 15, 2003 of the waiver of defaults, debt outstanding under the Credit Facility and Incremental Credit Facility totaling $255,746 and $256,874 at June 30, 2003 and December 31, 2002, respectively, is in default and is classified as a current liability on the Company's unaudited condensed consolidated balance sheet as of June 30, 2003 and December 31, 2002.

     As required by the Credit Facility, in March 1999 the Company entered into two interest rate derivative contracts (collars) to manage interest rate risk exposure relative to the term loan portions of the Credit Facility. One of these contracts expired and was settled on June 28, 2002. The other collar covering $27,844 of the debt outstanding at June 30, 2003 expires in March 2006. The Company is also required to pay a commitment fee of 0.5 percent per annum on the unused amount of the revolving portion of the Credit Facility. At June 30, 2003 the Company had letters of credit outstanding and bank guarantees totaling $16,330 supported by the Credit Facility.

     The Company is permitted to pay cash dividends not exceeding $7,200 in any fiscal year, but only if at both the time of payment of the dividend and immediately thereafter there is no event of default under the Credit Facility.

                     CHART INDUSTRIES, INC. AND SUBSIDIARIES
 Notes to Unaudited Condensed Consolidated Financial Statements -- June 30, 2003
           (Dollars and shares in thousands, except per share amounts)


NOTE E -- Net (Loss) Income per Share

     The calculations of basic and diluted net (loss) income per share for the three- and six-month periods ended June 30, 2003 and 2002 are set forth below. The assumed conversion of the Company's potentially dilutive securities (employee stock options and warrants) was not dilutive for the three- and six-month periods ended June 30, 2003 and 2002. As a result, the calculations of diluted net loss per share for the three- and six-month periods ended June 30, 2003 and 2002 set forth below do not reflect any assumed conversion. The amount of potentially dilutive securities is presented in the table for both periods, however, to give an indication of the potential dilution that may occur in future periods.

                                                       Three Months Ended              Six Months Ended
                                                            June 30,                       June 30,
                                                   -----------   ------------    -------------  ------------
                                                       2003          2002            2003           2002
                                                   -----------   ------------    -------------  ------------
Loss from continuing operations                    $    (3,124)  $       (576)   $     (21,572) $     (4,844)
Income from discontinued operation                         463            935              833         1,750
                                                   --------------------------    ---------------------------
Net (loss) income                                  $   ( 2,661)  $        359    $    ( 20,739) $    ( 3,094)
                                                   ==========================    ===========================

Weighted-average common shares                          26,504         24,951           26,188        24,900
Effect of dilutive securities:
   Employee stock options and warrants                      64             90               69            81
                                                   --------------------------    ---------------------------
Dilutive potential common shares                        26,568         25,041           26,257        24,981
                                                   ==========================    ===========================

Net (loss) income per common share -- basic
  and assuming dilution:
   Loss from continuing operations                 $  (   0.12)  $      (0.02)   $     (  0.82) $    (  0.19)
   Income from discontinued operation                     0.02           0.03             0.03          0.07
                                                   --------------------------    ---------------------------
                                                   $  (   0.10)  $      (0.01)   $      ( 0.79) $    (  0.12)
                                                   ==========================    ===========================

NOTE F -- Comprehensive (Loss) Income

     The components of accumulated other comprehensive loss are as follows:

                                                               June 30,          December 31,
                                                                 2003                2002
                                                             ------------        ------------
          Foreign currency translation adjustments           $      4,296        $        336
          Minimum pension liability adjustments,
             net of taxes of $737                                (  8,471)            (11,135)
                                                             ------------        ------------
                                                             $   (  3,545)       $    (10,799)
                                                             ============        ============

     Total comprehensive (loss) income for the three-month periods ended June 30, 2003 and 2002 was $(1,350) and $6,290, respectively. Total comprehensive
(loss) income for the six-month periods ended June 30, 2003 and 2002 was $(13,484) and $2,072 respectively. The decrease in accumulated other comprehensive loss during the first six months of 2003 is primarily due to the write-off of $3,268 of accumulated foreign currency translation adjustments and $2,664 of accumulated minimum pension liability adjustments related to the Company's write-off of its net investment in CHEL, which is more fully described in Note H to the unaudited condensed consolidated financial statements.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements -- June 30, 2003
          (Dollars and shares in thousands, except per share amounts)

NOTE G -- Employee Separation and Plant Closure Costs

     During the three- and six-month periods ended June 30, 2003, the Company recorded employee separation and plant closure costs as it completed the previously announced closures of various facilities, primarily its Distribution and Storage segment manufacturing facility in Columbus, Ohio and its Energy and Chemicals segment manufacturing facility in Wolverhampton, United Kingdom. The Company also recorded non-cash inventory valuation charges included in cost of sales for the write-off of inventory at certain of these sites. The following table summarizes the Company's employee separation and plant closure costs activity for the three- and six-month periods ended June 30, 2003.

                                                                              Three Months Ended June 30, 2003
                                                   ---------------------------------------------------------------------------------
                                                    Solingen   Costa Mesa   Columbus     Denver    Wolverhampton   Other     Total
                                                   ---------------------------------------------------------------------------------
Reserve as of April 1, 2003                        $    144     $   905     $     364   $  1,678      $     0     $   142  $  3,233
  Facility related closure costs                         (9)          5           (98)                    211                   109
  Severance and other benefits                                                     21                                 133       154
                                                   ---------------------------------------------------------------------------------
                                                         (9)          5           (77)                    211         133       263
  Non-cash inventory valuation in cost of sales                                    99                                            99
                                                   ---------------------------------------------------------------------------------
                                                         (9)          5            22                     211         133       362
  Reserve usage                                          75         103           333        128          211          45       895
                                                   ---------------------------------------------------------------------------------
Reserve as of June 30, 2003                        $     60     $   807     $      53   $  1,550      $     0     $   230  $  2,700
                                                   =================================================================================

                                                                                   Six Months Ended June 30, 2003
                                                   ---------------------------------------------------------------------------------
                                                    Solingen   Costa Mesa   Columbus     Denver     Wolverhampton  Other     Total
                                                   ---------------------------------------------------------------------------------
Reserve as of January 1, 2003                      $    163     $   999     $     422   $  1,823       $ 4,881    $   527  $  8,815
  Facility related closure costs                         (9)          9           197                      211                  408
  Severance and other benefits                                                     21                      199        401       621
                                                   ---------------------------------------------------------------------------------
                                                         (9)          9           218                      410        401     1,029
  Non-cash inventory valuation in cost of sales                                   440                                  16       456
                                                   ---------------------------------------------------------------------------------
                                                         (9)          9           658                      410        417     1,485
  Reserve usage                                          94         201         1,027        273         2,315        714     4,624
  Write-off due to CHEL insolvency                                                                       2,976                2,976
                                                   ---------------------------------------------------------------------------------
Reserve as of June 30, 2003                        $     60     $   807     $      53   $  1,550       $     0    $   230  $  2,700
                                                   =================================================================================

     The employee separation and plant closure costs reserve at June 30, 2003 consists of $2,420 for lease termination and facility-related closure costs and $280 for severance and other benefits.

     During the second quarter of 2002, the Company recorded employee separation and plant closure costs of $165 related to the closure of its Denver, Colorado manufacturing facility of the Distribution and Storage segment. These charges were in addition to $1,143 of employee separation and plant closure costs recorded in the first quarter of 2002. The total charges included $996 for lease termination and facility-related closure costs and $312 for severance and other benefits related to employee terminations. In the first half of 2002, the Company also recorded non-cash inventory valuation charges included in cost of sales of $255 for the write-off of inventory at the Denver facility. At June 30, 2002, the Company had an accrual of $923 remaining for the closure of the Denver facility, primarily for lease termination costs.

NOTE H -- Loss on Insolvent Subsidiary

     In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited ("CHEL"). The Company will continue heat exchanger manufacturing at its LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for voluntary administration under the U.K. Insolvency Act 1986. CHEL's application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. In accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," the Company is not consolidating the accounts or financial results of CHEL subsequent to March 28, 2003 due to the assumption of control of CHEL by the insolvency administrator. Effective March 28, 2003, the Company recorded a non-cash impairment charge of $13,682 to write off its net investment in CHEL.

     CHEL's net pension plan obligations have increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in a plan deficit as of March 2003. The Company has determined not to advance funds to CHEL in amounts necessary to fund CHEL's obligations. CHEL does not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a United Kingdom pension regulatory board, which

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements -- June 30, 2003
          (Dollars and shares in thousands, except per share amounts)

NOTE H -- Loss on Insolvent Subsidiary - Continued

approved the wind-up as of March 28, 2003. Included in the impairment charge of $13,682 is an estimate of certain potential liabilities, including an estimate of CHEL's net pension plan deficit. Adjustments to amounts provided may be required in subsequent periods when an analysis of the pension plan's net deficit on a wind-up basis is ultimately completed by the administrator.

     At the present time, the Company is unable to determine the financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL's United Kingdom pension plan. The Company can provide no assurance that claims will not be asserted against the Company for obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL's insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company's liquidity and its financial position.

NOTE I -- Discontinued Operations

     On June 30, 2003, the Company received approval from its senior lenders to sell certain assets and liabilities of its former Greenville Tube, LLC stainless steel tubing business, which the Company previously reported as a component of its Energy and Chemicals operating segment. The sale was completed on July 3, 2003 and the Company received gross proceeds of $15,500, consisting of $13,550 in cash and $1,950 in a long-term subordinated note, and resulted in a gain of $3,667 recorded in July 2003. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company classified the assets of its stainless steel tubing business as assets held for sale on its unaudited condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002 and the operating results of this business as a discontinued operation on its unaudited condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2003 and 2002.

NOTE J -- Operating Segments

     The Company changed the structure of its internal organization effective October 1, 2002, resulting in the following three reportable segments:
Biomedical, Distribution and Storage and Energy and Chemicals. All segment information for all periods presented has been restated to conform to the current year presentation. The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The Biomedical segment sells medical products, biological storage systems, magnetic resonance imaging ("MRI") cryostat components and telemetry products. The Distribution and Storage segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The Energy and Chemicals segment sells heat exchangers, cold boxes and liquefied natural gas ("LNG") alternative fuel systems to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases. Due to the nature of the products that each operating segment sells, there are no inter-segment sales.

     The Company evaluates performance and allocates resources based on profit or loss from operations before gain on sale of assets, net interest expense, financing costs amortization expense, derivative contracts valuation expense, foreign currency (gain) loss, income taxes and minority interest.

                    CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements -- June 30, 2003
          (Dollars and shares in thousands, except per share amounts)

NOTE J -- Operating Segments - Continued

                                                                  Three Months Ended June 30, 2003
                                      --------------------------------------------------------------------------------------
                                                        Distribution         Energy
                                        Biomedical       and Storage     and Chemicals       Corporate          Total
                                      --------------------------------------------------------------------------------------
Sales                                     $ 18,593        $ 34,864          $ 18,384                         $   71,841
Operating income (loss)/(A)(B)(C)/           4,722           3,831             2,814       $    (8,170)           3,197

                                                                  Three Months Ended June 30, 2002
                                      --------------------------------------------------------------------------------------
                                                        Distribution         Energy
                                        Biomedical       and Storage     and Chemicals       Corporate          Total
                                      --------------------------------------------------------------------------------------
Sales                                     $ 17,341        $ 35,184          $ 21,329                         $   73,854
Operating income (loss)/(A)(B)(C)/           4,296           1,662             1,773       $    (3,119)           4,612

                                                                   Six Months Ended June 30, 2003
                                      --------------------------------------------------------------------------------------
                                                        Distribution         Energy
                                        Biomedical       and Storage     and Chemicals       Corporate          Total
                                      --------------------------------------------------------------------------------------
Sales                                     $ 34,466        $ 65,335          $ 33,984                          $ 133,785
Operating income (loss)/(D)(E)(F)/           7,669           5,322           (10,728)      $   (12,224)          (9,961)

                                                                   Six Months Ended June 30, 2002
                                      --------------------------------------------------------------------------------------
                                                        Distribution         Energy
                                        Biomedical       and Storage     and Chemicals       Corporate          Total
                                      --------------------------------------------------------------------------------------
Sales                                     $ 32,715        $ 67,411          $ 36,186                          $ 136,312
Operating income (loss)/(D)(E)(F)/           7,623           1,526             1,916       $    (8,049)           3,016

/(A)/ Distribution and Storage operating income for the three months ended June
      30, 2003 and 2002 includes $(72) and $1,143, respectively, of employee separation and plant closure (income) costs and $99 and $234, respectively, in inventory valuation charges related to the closure of the Company's Denver, Colorado Costa Mesa, California and Columbus, Ohio manufacturing facilities.

/(B)/ Energy and Chemicals operating loss for the three months ended June 30, 2003 includes $211 of employee separation and plant closure costs related to the closure of the Company's CHEL manufacturing facility.

/(C)/ Corporate operating loss for the three months ended June 30, 2003 and 2002 includes $4,378 and $1,023, respectively, of professional fees incurred related to the restructuring of the Company's senior credit facilities.

/(D)/ Distribution and Storage operating income for the six months ended June
      30, 2003 and 2002 includes $227 and $1,308, respectively, of employee separation and plant closure costs and $440 and $255, respectively, in inventory valuation charges related to the closure of the Company's Denver, Colorado, Costa Mesa, California and Columbus, Ohio manufacturing facilities.

/(E)/ Energy and Chemicals operating loss for the six months ended June 30, 2003 includes $410 of employee separation and plant closure costs related to the closure of the Company's CHEL manufacturing facility and $13,682 of charges to write-off the Company's net investment in CHEL.

/(F)/ Corporate operating loss for the six months ended June 30, 2003 and 2002 includes $5,192 and $3,538, respectively, of professional fees incurred related to the restructuring of the Company's senior credit facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and Six Months Ended June 30, 2003 and 2002

     Sales for the second quarter of 2003 were $71.8 million versus $73.9 million for the second quarter of 2002, a decrease of $2.0 million, or three percent. Biomedical segment sales increased eight percent to $18.6 million in the second quarter of 2003, compared with sales of $17.3 million in the second quarter of 2002. Sales of medical products and biological storage systems increased $0.7 million and $1.9 million, respectively, setting new records for quarterly sales levels due to increased volume in the strong international markets, while sales of MRI products were down $1.3 million on lower volume. Distribution and Storage segment sales were relatively flat, with second-quarter 2003 sales of $34.9 million, compared with $35.2 million for the same quarter in 2002. Sales volume in this segment is down as the market for bulk storage systems continues to be depressed. Energy and Chemicals segment sales of $18.4 million in the second quarter of 2003 were down 14 percent compared with sales of $21.3 million in the second quarter of 2002 on lower volume. Sales of heat exchangers in the second quarter of 2003 increased $2.6 million when compared to the second quarter of 2002, primarily as a result of increased volume in the hydrocarbon processing market, while sales of process systems and LNG fueling stations in the second quarter of 2003 decreased $5.5 million when compared to the second quarter of 2002 on lower volume. Due to the significant dollar value and extended production time for products in the Energy and Chemicals segment, the Company believes that this segment has experienced the most significant negative impact on orders and sales related to the Company's senior debt restructuring initiatives and the resultant Chapter 11 bankruptcy filing.

     Sales for the first six months of 2003 were $133.8 million versus $136.3 million for the first six months of 2002, a decrease of $2.5 million, or two percent. Biomedical segment sales increased five percent to $34.5 million in the first six months of 2003, compared with sales of $32.7 million in the first six months of 2002. Medical products and biological storage systems sales increased $0.1 million and $2.4 million, respectively, on increased international volume while sales of MRI products were down $1.3 million due to lower volume. Distribution and Storage segment sales decreased three percent due to the continued weak global market for industrial bulk storage systems, with sales of $65.4 million for the first six months of 2003, compared with $67.4 million for the same six-month period in 2002. Energy and Chemicals segment sales decreased six percent, primarily due to low sales volumes for process systems and LNG fuel stations, with sales of $34.0 million in the first six months of 2003 compared with sales of $36.2 million in the first six months of 2002.

     Gross profit for the second quarter of 2003 increased $2.0 million from the second quarter of 2002 to $21.0 million even though sales were down $2.0 million from the prior-year period. Gross profit margin for the second quarter of 2003 was 29.2 percent versus 25.8 percent for the second quarter of 2002. Gross profit for the first six months of 2003 was $37.1 million versus $34.3 million for the first six months of 2002. Gross profit margin for the first six months of 2003 was 27.7 percent versus 25.2 percent for the first six months of 2002. The increases in gross profit and gross profit margin occurred in the Distribution and Storage and Energy and Chemicals segments due to the realization of operational savings from the Company's manufacturing facility consolidation plan commenced in early 2002 and more stringent controls over facility-related costs. Gross profit margin in the Biomedical segment was negatively impacted by a temporary shut-down of the Company's Denver, Colorado manufacturing plant in the last half of March 2003 due to an unanticipated deferral until the second quarter of 2003 of MRI product orders at the request of this product line's only customer and by a temporary shut-down of this same facility in June 2003 due to a weather-related extended power outage.

     Selling, general and administrative ("SG&A") expense for the second quarter of 2003 was $17.5 million versus $14.4 million for the second quarter of 2002. As a percentage of sales, SG&A expense was 24.4 percent for the second quarter of 2003 versus 19.5 percent for the second quarter of 2002. The Company recorded $4.4 million, or 6.1 percent of sales, of SG&A expense in the second quarter of 2003 for fees paid to professional advisors related to the Company's efforts to restructure its senior debt, versus $1.0 million expensed in the second quarter of 2002. Other components of SG&A expense were relatively flat quarter over quarter.

     SG&A expense for the first six months of 2003 was $32.3 million versus $30.3 million for the first six months of 2002. As a percentage of sales, SG&A expense was 24.1 percent for the first six months of 2003 versus 22.2 percent for the first six months of 2002. The Company recorded $5.2 million, or 3.9 percent of sales, of SG&A expense in the first six months of 2003 for fees paid to professional advisors related to the Company's efforts to restructure its senior debt, versus $3.5 million expensed in the first six months of 2002.

     The Company recorded $0.3 million and $1.0 million of employee separation and plant closure costs in the three- and six-month periods ended June 30, 2003, respectively, related to the final steps in the closures of its Wolverhampton, U.K. heat exchanger manufacturing facility and its Columbus, Ohio Distribution and Storage manufacturing facility, along with other severance benefits incurred throughout the Company. The second quarter 2003 charges included $0.2 million in expenses to move certain manufacturing equipment from the closed Wolverhampton, U.K. heat exchanger manufacturing facility to the Company's facility in LaCrosse, Wisconsin.

     The Company recorded $0.2 million and $1.3 million of employee separation and plant closure costs in the three- and six-month periods ended June 30, 2002, respectively, primarily related to its decision to close the Denver, Colorado mobile equipment manufacturing facility of the Distribution and Storage segment. The charges were primarily for lease exit costs, severance and other items.

     In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited ("CHEL"). The Company will continue heat exchanger manufacturing at its La Crosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act 1986. CHEL's application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. In accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," the Company is not consolidating the accounts or financial results of CHEL subsequent to March 28, 2003 due to the assumption of control of CHEL by the insolvency administrator. Effective March 28, 2003, the Company recorded a non-cash impairment charge of $13.7 million to write off its net investment in CHEL. Included in the impairment charge of $13.7 million is an estimate of certain potential liabilities, including an estimate of CHEL's net pension plan deficit. Adjustments to amounts provided may be required in subsequent periods when an analysis of the pension plan's net deficit on a wind-up basis is ultimately completed by the administrator.

     The Company recorded an equity loss in its Coastal Fabrication joint venture of $0.04 million in the second quarter and first six months of 2003, compared with equity income of $0.2 million and $0.3 million in the second quarter and first six months of 2002.

     As part of closing its Columbus, Ohio manufacturing facility, the Company sold its cryopump and valves product lines in the second quarter of 2003 for net proceeds of $2.3 million and recorded a $0.9 million gain in other income, and sold various fixed assets of the Columbus, Ohio facility in the first quarter of 2003 for net proceeds of $0.2 million and recorded a $0.2 million gain in other income. The Company sold its cryogenic pump product line during the second quarter of 2002 for net proceeds of $2.3 million and recorded a gain of $1.4 million in other income.

     Net interest expense was $5.1 million and $4.7 million for the second quarters of 2003 and 2002, respectively, and was $9.1 million and $8.8 million for the six months ended June 30, 2003 and 2002, respectively. The Company's interest rate on senior debt increased in the second quarter of 2003 due to its failure to make principal and interest payments when due. The Company recorded $0.2 million and $0.5 million of derivative contracts valuation expense in the second quarters of 2003 and 2002, respectively, and $0.4 million in the six months ended June 30, 2003 and 2002. The Company's one remaining interest rate collar covering $27.8 million of the senior debt outstanding at June 30, 2003 expires in March 2006. As of June 30, 2003, the Company had borrowings of $255.7 million under its senior credit facilities.

     Income tax expense of $1.1 million and $1.5 million in the second quarter and first six months of 2003, respectively, represents taxes on earnings of foreign subsidiaries.

     On June 30, 2003, the Company received approval from its senior lenders to sell certain assets and liabilities of its former Greenville Tube, LLC stainless steel tubing business, which the Company previously reported as a component of its Energy and Chemicals operating segment. The sale was completed on July 3, 2003 and the Company received gross proceeds of $15.5 million, consisting of $13.5 million in cash and $2.0 million in a long-term subordinated note, and resulted in a gain of $3.7 million recorded in July 2003. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company classified the assets of its stainless steel tubing business as assets held for sale on its unaudited condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002 and the operating results of this business as a discontinued operation on its unaudited condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2003 and 2002. The Company reported income from discontinued operation of $0.5 million and $0.9 million in the second quarters of 2003 and 2002, respectively, and $0.8 million and $1.8 million in the first six months of 2003 and 2002, respectively.

     As a result of the foregoing, the Company reported a net loss for the second quarter of 2003 of $2.7 million, or $0.10 per diluted share, versus net income of $0.4 million, or $0.01 per diluted share, for the second quarter of 2002.

     The Company reported a net loss for the first six months of 2003 of $20.7 million, or $0.79 per diluted share, versus a net loss of $3.1 million, or $0.12 per diluted share, for the first six months of 2002.

Liquidity and Capital Resources

     Cash provided by continuing operations in the first six months of 2003 was $11.0 million compared with $2.8 million of cash used in continuing operations in the first six months of 2002. The Company's 2003 operating cash flow reflects improvements in inventory and other current assets as the Company reduced inventory levels, and increases in accounts payable and other current liabilities as the Company temporarily delayed vendor payments heading into its July 8, 2003 bankruptcy filing. These items were partially offset by delayed collections of accounts receivable. Management believes that the Company has been able to successfully manage its working capital subsequent to June 30, 2003 and the July 8, 2003 Chapter 11 filing date. The Company has started to experience improvements in accounts receivable collections and has been able to catch up on vendor payments, including pre-petition liabilities, such that the majority of the Company's vendors currently are paid up to their normal payment terms.

     Capital expenditures for the first six months of 2003 were $1.2 million compared with $1.8 million in the first six months of 2002, and represented planned maintenance level expenditures. The Company presently does not have any large capital projects in process and anticipates a similar level of capital expenditures for the remainder of this year.

     During the six-month period ended June 30, 2003, the Company sold certain fixed assets and its cryopump and valves product lines from its closed Columbus, Ohio manufacturing facility for net proceeds of $2.5 million. On July 3, 2003, the Company sold certain assets and liabilities of its former Greenville Tube, LLC stainless steel tubing business for cash proceeds of $13.5 million and a long-term subordinated note of $2.0 million. Proceeds from the sales of these assets were used to fund certain senior debt interest payments and pay certain professional fees, and provided the Company with increased liquidity for identified working capital requirements and other corporate needs and obligations.

     The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. As of December 31, 2002 and June 30, 2003, the Company was in default under its Credit Facility and its Incremental Credit Facility due to violations of these financial covenants. Subsequent to December 31, 2002, the Company also was in default under the Credit Facility as a result of its failure to make principal and interest payments when due and the insolvency of CHEL, which is more fully described in Note H to the unaudited condensed consolidated financial statements. The Company's senior lenders amended the Credit Facility and Incremental Credit Facility on April 2, 2003 to waive all defaults existing at December 31, 2002 and through April 30, 2003 and to defer until April 30, 2003 $6.5 million in scheduled term debt amortization payments and $9.8 million in Incremental Credit Facility amortization payments originally due on March 31, 2003. In addition, the amendment provided that if a negotiated term sheet with the senior lenders could be reached by April 30, 2003, the waiver of defaults and deferral of debt payments would be extended until June 30, 2003. The amendment also granted approval for certain asset sales, the proceeds of which were to be used to fund senior debt interest payments, restructuring related activities and working capital requirements.

     On April 30, 2003, the Company reached an agreement in principle with its senior lenders on a restructuring plan and entered into an agreement with its senior lenders as of April 30, 2003 under which the senior lenders agreed to extend the waiver of defaults obtained on April 2, 2003 through June 30, 2003, to defer certain interest and principal payments to June 30, 2003 and to permit the Company to sell certain non-core assets. The Company and the senior lenders subsequently entered into an agreement on June 30, 2003 to extend the waiver of defaults and deferral of interest and principal payments to July 15, 2003 and to permit the Company to sell certain non-core assets. Proceeds from the sales of assets enabled the Company to fund certain senior debt interest payments and pay certain professional fees and provided the Company with increased liquidity for identified working capital requirements and other corporate needs and obligations.

     On July 8, 2003, the Company and all of its majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company's non-U.S. subsidiaries are included in the filing in the United States Bankruptcy Court for the District of Delaware. Under the proposed plan of reorganization, which is subject to Bankruptcy Court approval and certain other conditions, the Company's existing senior debt of $255.7 million would be converted into a $120.0 million term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the reorganized Company, and a new $40.0 million revolving credit facility would be made available to fund the Company's working capital and letter of credit requirements. Following consummation of the plan of reorganization, current shareholders initially will own five percent of the Company, plus have an opportunity through the exercise of warrants to acquire up to an additional five percent of equity in the Company under certain conditions. The pre-packaged plan of reorganization contemplates that the Company will continue to operate its businesses in the ordinary course during and after the Chapter 11 reorganization process. The Company can provide no assurance that its pre-packaged Chapter 11 plan of reorganization will be confirmed by the Bankruptcy Court, and the Company's inability to consummate the reorganization could have a material adverse impact on the Company's financial position, liquidity, cash flows or results of operations.

     In conjunction with the filing of its plan of reorganization, on July 17, 2003 the Company entered into a debtor-in-possession credit facility (the "DIP Credit Facility") with certain of its senior lenders. The DIP Credit Facility provides a revolving credit line of $40.0 million, of which $30.0 million may also be used for the issuance of letters of credit. Loans under the DIP Credit Facility bear interest at rates equal to the prime rate plus 1.5 percent or LIBOR plus 2.5 percent. The DIP Credit Facility matures on the earlier of the bankruptcy consummation date or September 15, 2003. On August 13, 2003 the U.S. Bankruptcy Court entered a final order approving the DIP Credit Facility.

     Due to the Company's Chapter 11 bankruptcy filing, which is an event of default under the Credit Facility, and the expiration on July 15, 2003 of the waiver of defaults, debt outstanding under the Credit Facility and Incremental Credit Facility totaling $255.7 million and $256.9 million at June 30, 2003 and December 31, 2002, respectively, is in default and is classified as a current liability on the Company's unaudited condensed consolidated balance sheet as of June 30, 2003 and December 31, 2002.

     The Company is permitted to pay cash dividends not exceeding $7.2 million in any fiscal year, but only if at both the time of payment of the dividend and immediately thereafter there is no event of default under the Credit Facility.

     As previously discussed, on March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act 1986. CHEL's application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. CHEL's net pension plan obligations have increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in a plan deficit as of March 2003. The Company has determined not to advance funds to CHEL in amounts necessary to fund CHEL's obligations. CHEL does not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a United Kingdom pension regulatory board, which approved the wind-up as of March 28, 2003. Included in the impairment charge of $13.7 million that the Company recorded in the first quarter of 2003 is an estimate of certain potential liabilities, including an estimate of the net pension plan deficit. Adjustments to amounts provided may be required in subsequent periods when an analysis of the pension plan's net deficit on a wind-up basis is ultimately completed by the plan administrator.

     At the present time, the Company is unable to determine the financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL's United Kingdom pension plan. The Company can provide no assurance that claims will not be asserted against the Company for obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL's insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company's liquidity and its financial position.

Orders and Backlog

     Chart's consolidated orders from continuing operations for the second quarter of 2003 totaled $69.9 million, compared with orders of $61.0 million for the first quarter of 2003. Chart's consolidated firm order backlog for continuing operations at June 30, 2003 was $60.7 million, compared with $63.5 million at March 31, 2003. Management believes that the Company's senior debt restructuring initiatives and resultant Chapter 11 bankruptcy filing have had a significant negative impact on orders in the Energy and Chemicals segment, where products have extended production cycles and can range in price to well over $1.0 million, resulting in delayed and lost orders. Although management believes the senior debt restructuring initiatives and resultant Chapter 11 bankruptcy filing have also had a negative impact on orders in the Biomedical and Distribution and Storage segments, the impact has not been as strong as in the Energy and Chemicals segment.

     Biomedical orders for the second quarter of 2003 totaled $19.1 million, compared with $16.9 million for the first quarter of 2003. Biomedical backlog of $3.0 million at June 30, 2003 improved compared to $2.7 million at March 31, 2003. Orders for medical products and biological storage systems reached new record levels in the second quarter of 2003, as the international markets for these products continued to improve.

     Distribution and Storage orders for the second quarter of 2003 totaled $35.5 million, compared with $35.6 million for the first of 2003. Distribution and Storage backlog at June 30, 2003 totaled $26.0 million, compared with $25.0 million at March 31, 2003. The weak global industrial gas market continues to hurt this segment.

     Energy and Chemicals orders from continuing operations for the second quarter of 2003 totaled $15.3 million, compared with $8.5 million in the first quarter of 2003, due to strengthening of the worldwide hydrocarbon processing market. Energy and Chemicals backlog for continuing operations at June 30, 2003 totaled $31.7 million, compared with $35.7 million at March 31, 2003.

Application of Critical Accounting Policies

     The Company's unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company's 2002 Annual Report on Form 10-K, filed on April 15, 2003, in Note A of the Notes to the Consolidated Financial Statements and under the caption "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operations. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts and inventory valuation reserves, goodwill and indefinite lived intangibles, environmental remediation obligations, product warranty costs, debt covenants, pensions and deferred tax assets.

Recently Adopted and Recently Issued Accounting Standards

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for all companies. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material impact on the Company's financial position, liquidity, cash flows or results of operations.

     Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of this statement did not have a material impact on the Company's financial position, liquidity, cash flows or results of operations.

     Effective January 1, 2003, the Company adopted Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, including product warranties. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 have been made in Note A of the unaudited condensed consolidated financial statements. The adoption of this interpretation did not have a material impact on the Company's financial position, liquidity, cash flows or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. FIN No. 46 is effective July 1, 2003. The Company is presently evaluating the impact of adopting this interpretation but does not believe this interpretation will have a material impact on the Company's financial position, liquidity, cash flows or results of operations.

     In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect this statement to have a material impact on the Company's financial position, liquidity, cash flows or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified. SFAS No. 150 requires that certain financial instruments should be classified as liabilities (or as assets in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect this statement to have a material impact on the Company's financial position, liquidity, cash flows or results of operations.

Forward-Looking Statements

     The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "anticipates," "believes," "projects," "forecasts," "continue" or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, political, business and market conditions and foreign currency fluctuations; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) the effectiveness of operational changes expected to increase efficiency and productivity; (f) the ability of the Company to manage its fixed-price contract exposure; (g) the ability of the Company to pass on increases in raw material prices, including as a result of tariffs; (h) the Company's relations with its employees; (i) litigation and disputes involving the Company, including the extent of product liability claims asserted against the Company; (j) variability in the Company's operating results; (k) the ability of the Company to attract and retain key personnel; (l) the costs of compliance with environmental matters and responding to potential environmental liabilities; (m) the ability of the Company to protect its proprietary information; (n) the ability of the Company to access additional sources of capital and sell certain assets on acceptable terms; (o) the ability of the Company to gain Bankruptcy Court approval and consummate its proposed pre-packaged plan of reorganization, and obtain any other Bankruptcy Court approvals required in connection with the Chapter 11 reorganization process; (p) the ability of the Company to satisfy covenants under its DIP Credit Facility, pay down its debt and restructure its debt arrangements; (q) the insolvency of CHEL and the commencement of its administration proceedings in the United Kingdom, including the potential liability of the Company with respect to CHEL's obligations; and (r) the threat of terrorism and the impact of responses to that threat.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

     The Company's primary interest rate risk exposure results from the Credit Facility's various floating rate pricing mechanisms. This interest rate exposure is managed by the use of interest rate collars on a portion of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. An interest rate collar covering $76.0 million of the Company's debt expired and was settled on June 28, 2002. The Company's remaining interest rate collar covering $27.8 million of debt expires on March 31, 2006. The fair value of the contract related to the collar outstanding at June 30, 2003 is a liability of $2.3 million. If interest rates were to increase 200 basis points (2 percent) from June 30, 2003 rates, and assuming no changes in debt from the June 30, 2003 levels, the additional annual expense would be approximately $5.1 million on a pretax basis.

     The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the Czech Koruna and the Euro. Monthly measurement, evaluation and foreign currency forward exchange contracts are employed as methods to reduce this risk. The Company enters into foreign currency forward exchange contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign currency forward exchange contracts at June 30, 2003, the result would be a loss in fair value of approximately $0.6 million.

Item 4.   Controls and Procedures

     As of June 30, 2003 an evaluation was performed, under the supervision and with the participation of the Company's management including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

     There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited ("CHEL"). The Company will continue heat exchanger manufacturing at its LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act 1986. CHEL's application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. CHEL's net pension plan obligations have increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in a plan deficit as of March 2003. The Company has determined not to advance funds to CHEL in amounts necessary to fund CHEL's obligations. CHEL does not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a United Kingdom pension regulatory board, which approved the wind-up as of March 28, 2003. An analysis of the estimated net pension plan deficit on a wind-up basis will ultimately be completed by the administrator. At the present time, the Company is unable to determine the financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL's United Kingdom pension plan. The Company can provide no assurance that claims will not be asserted against the Company for obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL's insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company's liquidity and its financial position.

     On July 8, 2003, the Company and all of its majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company's non-U.S. subsidiaries are included in the filing in the United States Bankruptcy Court for the District of Delaware. Under the proposed plan of reorganization, which is subject to Bankruptcy Court approval and certain other conditions, the Company's existing senior debt of $255.7 million would be converted into a $120.0 million term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the reorganized Company, and a new $40.0 million revolving credit facility would be made available to fund the Company's working capital and letter of credit requirements. Following consummation of the plan of reorganization, current shareholders initially will own five percent of the Company, plus have an opportunity through the exercise of warrants to acquire up to an additional five percent of equity in the Company under certain conditions. The pre-packaged plan of reorganization contemplates that the Company will continue to operate its businesses in the ordinary course during and after the Chapter 11 reorganization process. The Company can provide no assurance that its pre-packaged Chapter 11 plan of reorganization will be confirmed by the Bankruptcy Court, and the Company's inability to consummate the reorganization could have a material adverse impact on the Company's financial position, liquidity, cash flows or results of operations.

     The Company is a party to other legal proceedings incidental to the normal course of its business.

Item 2. Defaults Upon Senior Securities.

     The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. As of December 31, 2002 and June 30, 2003, the Company was in default under its Credit Facility and its Incremental Credit Facility due to violations of these financial covenants. Following December 31, 2002, the Company also was in default under the Credit Facility as a result of its failure to make principal payments when due and the insolvency of CHEL. The Company's senior lenders amended the Credit Facility and Incremental Credit Facility on April 2, 2003 to waive all defaults existing at December 31, 2002 and through April 30, 2003 and to defer until April 30, 2003 $6.5 million in scheduled term debt amortization payments and $9.8 million in Incremental Credit Facility amortization payments originally due on March 31, 2003. The Company's senior lenders further amended the Credit Facility and Incremental Credit Facility as of April 30, 2003 to extend the waiver of defaults obtained on April 2, 2003 through June 30, 2003 and to defer the interest and principal payments to June 30, 2003. The Company's senior lenders further amended the Credit Facility and Incremental Credit Facility as of June 30, 2003 to extend the waiver of defaults obtained on April 30, 2003 through July 15, 2003 and to defer the interest and principal payments to July 15, 2003.

     On July 8, 2003, the Company and all of its majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company's non-U.S. subsidiaries are included in the filing in the United States Bankruptcy Court for the District of Delaware. The Company's Chapter 11 bankruptcy filing is also an event of default under the Credit Facility.

Item 3. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             See the Exhibit Index on page 23 of this Form 10-Q.

        (b)  Reports on Form 8-K.

             During the three-month period ended June 30, 2003, the Company filed the following Current Reports on Form 8-K:

                Current Report on Form 8-K, dated April 2, 2003, furnishing under Item 9, a press release pursuant to Regulation FD.

                Current Report on Form 8-K, dated April 9, 2003, filing under
                Item 5, an amendment to the Company's credit agreement, and furnishing under Item 9, a press release pursuant to Regulation FD.

                Current Report on Form 8-K, dated June 2, 2003, furnishing under
                Item 9, a press release pursuant to Regulation FD.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Chart Industries, Inc.
                                        ----------------------------------------
                                                     (Registrant)

Date:  August 14, 2003             /s/ Michael F. Biehl
       ------------------          --------------------------------------
                                         Michael F. Biehl
                                         Chief Financial Officer and Treasurer
                                         (Duly Authorized Principal Financial
                                          Officer and Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.   Description of Document
-----------   -----------------------
2.1           Joint Prepackaged Reorganization Plan, dated July 8, 2003.                   (A)

2.2           Disclosure Statement, dated June 20, 2003.                                   (A)

10.1 Form of Lock-up Agreement and Plan Term Sheet, dated April 30, 2003, between the Company and certain Senior Lenders.

10.2          First Amendment to Lock-up Agreements and Plan Term Sheet, dated
              July 7, 2003, between the Company and certain Senior Lenders.

10.3          Amendment No. 7, dated as of April 2, 2003, to the Credit Agreement dated as of April 12, 1999, among the Company, the Subsidiary
              Borrower, the Subsidiary Guarantors, the Lenders signatory thereto,
              and JPMorgan Chase Bank, as Administrative Agent for the Lenders.            (B)

10.4 Amendment No. 8 dated as of April 30, 2003, to the Credit Agreement dated as of April 12, 1999, among the Company, the Subsidiary
              Borrower, the Subsidiary Guarantors, the Lenders signatory thereto, and JPMorgan Chase Bank, as Administrative Agent for the Lenders.

10.5 Amendment No. 9 dated as of June 30, 2003, to the Credit Agreement dated as of April 12, 1999, among the Company, the Subsidiary
              Borrower, the Subsidiary Guarantors, the Lenders signatory thereto, and JPMorgan Chase Bank, as Administrative Agent for the Lenders.

10.6          Interim Order of Bankruptcy Court, dated July 10, 2003.                     (C)

10.7          Revolving Credit Agreement, dated as of July 17, 2003, among Chart          (C)
              Industries, Inc, the Subsidiary Guarantors, the Lenders and
              JPMorgan Chase Bank as Administrative Agent.

10.8          Amendment No. 1 dated as of August 4, 2003 to the Revolving Credit          (C)
              Agreement, dated July 17, 2003, among Chart Industries, Inc, the
              Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, as
              Administrative Agent.

31.1          Rule 13a-14(a) Certification of Chief Executive Officer

31.2          Rule 13a-14(a) Certification of Chief Financial Officer

32.1          Section 1350 Certification of Chief Executive Officer

32.2          Section 1350 Certification of Chief Financial Officer

____________________

(A) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated July 8, 2003 (Commission File No. 1-11442).

(B) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated April 2, 2003 (Commission File No. 1-11442).

(C) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated August 5, 2003 (Commission File No. 1-11442).