Form 10-Q
period 2003-09-30
CHART INDUSTRIES INC
filed 2003-11-19
CIK 892553

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-11442

CHART INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	34-1712937
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5885 Landerbrook Dr., Suite 205, Cleveland, Ohio	44124
(Address of Principal Executive Offices)	(ZIP Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

At November 15, 2003, there were 5,325,331 outstanding shares of the Company’s Common Stock, par value $.01 per share.

Page 1 of 30 sequentially numbered pages.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	Reorganized Company* September 30, 2003	Predecessor Company* December 31, 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$27,815	$7,225
Accounts receivable, net	36,104	42,081
Inventories, net	42,269	45,998
Other current assets	20,509	27,540
Assets held for sale	550	10,192

Total Current Assets	127,247	133,036

Property, plant and equipment, net	46,396	55,312
Goodwill, net		77,232
Reorganization value in excess of amounts allocable to identifiable assets	71,540
Identifiable intangible assets, net	51,983	8,630
Other assets, net	2,579	5,084

TOTAL ASSETS	$299,745	$279,294

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$21,634	$22,873
Customer advances and billings in excess of contract revenue	6,830	10,037
Accrued expenses and other current liabilities	31,667	38,473
Current maturities of long-term debt	3,475	5,865
Senior debt in default		256,874

Total Current Liabilities	63,606	334,122

Long-term debt	122,537	1,161
Other long-term liabilities	23,737	25,628
Shareholders’ Equity (Deficit)
Common stock of Reorganized Company, par value $.01 per share – 9,500,000 shares authorized, 5,325,331 shares issued	53
Common stock of Predecessor Company, par value $.01 per share – 60,000,000 shares authorized, 25,707,709 shares issued		257
Additional paid-in capital	89,812	45,792
Retained deficit		(116,086)
Accumulated other comprehensive loss		(10,799)
Treasury stock of Predecessor Company, at cost, 153,648 shares		(781)

	89,865	(81,617)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$299,745	$279,294

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

*See accompanying notes to these unaudited condensed consolidated financial statements, including Note A - Basis of Presentation, describing the Reorganized Company and Predecessor Company.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Predecessor Company*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	$63,232	$69,469	$197,017	$205,781
Cost of sales	44,552	51,661	141,240	153,647

Gross profit	18,680	17,808	55,777	52,134

Selling, general and administrative expense	11,908	12,972	44,211	43,253
Employee separation and plant closure (income) costs	(147)	2,175	882	3,483
Loss on insolvent subsidiary			13,682
Equity income in joint venture	(44)	(103)		(382)

	11,717	15,044	58,775	46,354

Operating income (loss)	6,963	2,764	(2,998)	5,780

Other income (expense):
Gain on sale of assets	3,642		4,753	1,420
Interest expense, net	(788)	(4,329)	(9,911)	(13,084)
Financing costs amortization	(64)	(638)	(1,653)	(2,383)
Derivative contracts valuation income (expense)	23	(702)	(389)	(1,114)
Foreign currency (loss) gain	(242)	1	(287)	(661)
Reorganization items, net	5,677		5,677

	8,248	(5,668)	(1,810)	(15,822)

Income (loss) from continuing operations before income taxes and minority interest	15,211	(2,904)	(4,808)	(10,042)
Income tax benefit	(3,481)	(1,447)	(1,953)	(3,742)

Income (loss) from continuing operations before minority interest	18,692	(1,457)	(2,855)	(6,300)

Minority interest, net of taxes	38	23	63	24

Income (loss) from continuing operations	18,654	(1,480)	(2,918)	(6,324)

Income from discontinued operation, net of taxes		758	833	2,508

Net income (loss)	$18,654	$(722)	$(2,085)	$(3,816)

Net income (loss) per common share — basic and assuming dilution:
Income (loss) from continuing operations	$0.70	$(0.06)	$(0.11)	$(0.25)
Income from discontinued operation		0.03	0.03	0.10

Net income (loss) per common share	$0.70	$(0.03)	$(0.08)	$(0.15)

Shares used in per share calculations — basic	26,627	25,129	26,336	24,977

Shares used in per share calculations — assuming dilution	26,691	25,129	26,336	24,977

* See accompanying notes to these unaudited condensed consolidated financial statements, including Note A - Basis of Presentation, describing the Reorganized Company and Predecessor Company and the description of shares used in per share calculations.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Predecessor Company*
	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Loss from continuing operations	$(2,918)	$(6,324)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Reorganization items, net	(5,677)
Loss on insolvent subsidiary	13,682
Gain on sale of assets	(4,753)	(1,420)
Depreciation and amortization	7,607	8,431
Financing costs amortization	1,653	2,383
Debt restructuring-related professional fees expensed	6,046	3,756
Employee separation and plant closure costs	456	868
Other non-cash operating activities	735	1,250
Increase (decrease) in cash resulting from changes in operating assets and liabilities, excluding effect of discontinued operation:
Accounts receivable	2,486	2,127
Inventory and other current assets	5,270	(4,916)
Accounts payable and other current liabilities	(1,527)	(8,439)
Income tax refund		9,258
Customer advances and billings in excess of contract revenue	(3,594)	(421)

Net Cash Provided By Operating Activities	19,466	6,553
INVESTING ACTIVITIES
Capital expenditures	(1,907)	(2,296)
Proceeds from sale of assets	16,075	2,300
Dividends received from joint venture		492
Other investing activities	933	741

Net Cash Provided By Investing Activities	15,101	1,237

FINANCING ACTIVITIES**
Borrowings on revolving credit facilities	20,359	37,411
Repayments on revolving credit facilities	(21,614)	(36,596)
Principal payments on long-term debt	(1,199)	(3,056)
Debt restructuring-related fees paid	(12,583)	(5,850)
Payments on interest rate collars	(759)	(1,750)
Other financing activities	(111)	(168)

Net Cash Used In Financing Activities	(15,907)	(10,009)

Cash flows provided by (used in) continuing operations	18,660	(2,219)
Cash flows provided by discontinued operation	1,592	3,923

Net increase in cash and cash equivalents	20,252	1,704
Effect of exchange rate changes on cash	338	484
Cash and cash equivalents at beginning of period	7,225	11,801

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,815	$13,989

* See accompanying notes to these unaudited condensed consolidated financial statements, including Note A - Basis of Presentation, describing the Reorganized Company and Predecessor Company.

** On September 15, 2003, in accordance with the Company’s plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code, existing senior debt of $255,746 and related interest and fees of $1,861 were exchanged for 95 percent of the common stock of the Reorganized Company and a $120,000 secured term loan, which matures in 2009.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments and fresh-start accounting adjustments) considered necessary for a fair presentation as of September 30, 2003 have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Investments in affiliates where the Company’s ownership is between 20 percent and 50 percent, or where the Company does not have control but has the ability to exercise significant influence over operations or financial policy, are accounted for under the equity method. The Company’s Chart Heat Exchangers Limited (“CHEL”) subsidiary, which is 100 percent owned by the Company, filed for a voluntary administration under the U.K. Insolvency Act of 1986 on March 28, 2003, as more fully described in Note G of the unaudited condensed consolidated financial statements. Because CHEL is not under the control of the Company subsequent to March 28, 2003, the unaudited condensed consolidated financial statements do not include the accounts or results of CHEL subsequent to March 28, 2003.

Basis of Presentation: The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On July 8, 2003, the Company and all of its majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries were included in the filing in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On September 15, 2003, the Company (as reorganized, the “Reorganized Company”) and all of its majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003 (the “Reorganization Plan”), which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Under the Reorganization Plan, the Company’s senior debt of $255,746 and related interest and fees of $1,861 were converted into a $120,000 secured term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the Reorganized Company, and Chart’s $40,000 secured debtor-in-possession financing facility was amended and restated as a $40,000 post-bankruptcy secured revolving credit facility. On September 15, 2003, all of the Company’s common stock, warrants, options and other rights to acquire the Company’s common stock were cancelled, and the Company’s former stockholders received five percent of the initial equity of the Reorganized Company and the opportunity to acquire up to an additional five percent of equity through the exercise of new warrants.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation — Continued

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of fresh-start reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) (“Fresh-Start accounting”). The Company used September 30, 2003 as the date for adopting Fresh-Start accounting in order to coincide with the Company’s normal financial closing for the month of September. Upon adoption of Fresh-Start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of Fresh-Start accounting (the “Predecessor Company”) for periods ended prior to September 30, 2003 are not necessarily comparable to those of the Reorganized Company. In this Quarterly Report on Form 10-Q, references to the Company’s three- and nine-month periods ended September 30, 2003 and periods ended in fiscal 2002 refer to the Predecessor Company.

SOP 90-7 requires that financial statements for the period following the Chapter 11 filing through the bankruptcy confirmation date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business, including adjustments to fair value assets and liabilities and the gain on the discharge of pre-petition debt, are reported separately as reorganization items, net, in the other (income) expense section of the Predecessor Company’s unaudited condensed consolidated statement of operations.

Fresh-Start Adjustments: In accordance with Fresh-Start accounting, all assets and liabilities are recorded at their respective fair values as of September 30, 2003. Such fair values represent the Company’s best estimates based on independent appraisals and valuations.

To facilitate the calculation of the enterprise value of the Reorganized Company, the Company developed a set of five-year financial projections. Based on these financial projections, the enterprise value was determined by a financial advisor, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows derived from the financial projections, including an assumption for a terminal value, discounted back at the Reorganized Company’s estimated weighted average cost of capital. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions, none of which are guaranteed. For Fresh-Start accounting purposes, the estimated enterprise value of the Reorganized Company was calculated to be $190,400. In applying Fresh-Start accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the restructuring of the Company’s capital structure and resulting discharge of the senior lender’s pre-petition debt, resulted in net other income of $5,677 in the third quarter of 2003. The reorganization value exceeded the fair value of the Reorganized Company’s assets and liabilities, and this excess is reported as reorganization value in excess of amounts allocable to identifiable assets in the Reorganized Company’s unaudited condensed consolidated balance sheet.

As part of the provisions of SOP 90-7, the Reorganized Company was required to adopt on September 30, 2003 all accounting guidance that was going to be effective within the twelve-month period following September 30, 2003. See Note B – Recently Adopted Accounting Standards for a discussion of the impact on the Company’s financial statements of the accounting guidance required to be adopted.

Changes to Significant Accounting Policies: Fresh-Start accounting requires the selection of appropriate accounting policies for the Reorganized Company. The significant accounting policies previously used by the Predecessor Company will continue to be used by the Reorganized Company except for certain policies related to inventory valuation and the policy for estimating the accounts receivable allowance for doubtful accounts. As of September 30, 2003, the Company changed its method of accounting for inventories at sites of the Company’s Chart Heat Exchangers Limited Partnership legal entity and former Process Systems, Inc. legal entity from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method since the value of inventory on the LIFO method was approximately equal to the value on a FIFO basis. Additionally, as of September 30, 2003, the Company changed its methods for estimating reserves for slow moving and obsolete inventories and the accounts receivable allowance for doubtful accounts to better match historical experience.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation — Continued

The following table reflects the reorganization adjustments to the Reorganized Company’s unaudited condensed consolidated balance sheet at September 30, 2003.

	Predecessor Company September 30, 2003	Fresh-Start Fair Value Adjustments		Fresh-Start Equity Adjustments		Reorganized Company September 30, 2003
ASSETS

Current Assets
Cash and cash equivalents	$30,995	$(3,180)	A			$27,815
Accounts receivable, net	37,316	(1,212)	B			36,104
Inventories, net	38,741	3,528	C			42,269
Other current assets	26,219	(5,710)	D			20,509
Assets held for sale	550					550

Total Current Assets	133,821	(6,574)				127,247

Property, plant and equipment, net	46,079	317	E			46,396
Goodwill, net	74,977	(74,977)	F
Reorganization value				$71,540	G	71,540
Identifiable intangible assets, net	7,136	44,847	E			51,983
Other assets, net	3,796	(1,217)	H			2,579

TOTAL ASSETS	$265,809	$(37,604)		$71,540		$299,745

LIABILITIES & SHAREHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$18,277	$3,357	A			$21,634
Customer advances and billings in excess of contract revenue	6,830					6,830
Accrued expenses and other current liabilities	32,123	(456)	I			31,667
Current maturities of long-term debt	258,221	(254,746)	J			3,475

Total Current Liabilities	315,451	(251,845)				63,606

Long-term debt	3,537	119,000	J			122,537
Other long-term liabilities	28,015	(4,278)	K			23,737

Shareholder’s (Deficit) Equity
Common stock — Reorganized Company		50	J	$3	M	53
Common stock — Predecessor Company	266			(266)	L
Additional paid-in-capital — Reorganized Company		85,321	J	4,491	M	89,812
Additional paid-in-capital — Predecessor Company	49,643			(49,643)	L
Retained deficit	(126,950)	5,677	N	121,273	L
Accumulated other comprehensive (loss) income	(3,267)	8,471	O	(5,204)	L
Treasury stock	(886)			886	L

Shareholders’ (Deficit) Equity	(81,194)	99,519		71,540		89,865

TOTAL LIABILITIES AND SHAREHOLDERS (DEFICIT) EQUITY	$265,809	$(37,604)		$71,540		$299,745

A	Professional fees paid and accrued related to the reorganization process

B	Adjustment to accounts receivable allowance for doubtful accounts due to change in accounting policy

C	Adjustment of $5,368 to record income earned by the Predecessor Company related to the manufacturing effort for work-in- process and finished goods inventory, $70 reversal of the LIFO inventory reserve due to the Company’s election to change from LIFO to FIFO accounting and an increase of $1,910 in the reserve for slow moving and obsolete inventory (collectively, the adjustment to inventory to reflect fair value.)

D	Adjustment to write-off deferred financing costs related to the Predecessor Company’s senior debt

E	Adjustments to record fixed assets and identifiable intangible assets at fair values determined by an independent valuation specialist

F	Adjustment to write-off the Predecessor Company’s goodwill

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2003

(Dollars and shares in thousands, except per share amounts)

Note A — Basis of Preparation — Continued

G	Adjustment to record the reorganization value in excess of amounts allocable to identifiable assets

H	Adjustment of $1,146 to write-off intangible assets related to defined benefit pension plans and $71 to write-off other assets

I	Adjustment of $1,861 to write-off senior debt related interest and fees partially offset by an adjustment of $1,405 to accrue severance expenses of the Predecessor Company related to the Reorganization Plan

J	Adjustment to write-off Predecessor Company senior debt and related interest and fees in exchange for a 95 percent ownership interest in the Reorganized Company and a new $120,000 secured term loan

Pre-petition senior debt	$255,746
Pre-petition senior debt interest and fees	1,861

257,607
New senior debt — current	1,000
New senior debt — long term	119,000

137,607
95 percent equity interest in Reorganized Company	85,371

Debt forgiveness income	$52,236

K	Adjustment of $3,904 to write-off a claim impaired in the Chapter 11 proceedings and an adjustment of $374 to reduce the defined benefit pension plan obligation

L	Adjustment to eliminate the retained deficit, common stock and other equity items of the Predecessor Company

M	Adjustment to record the Predecessor Company’s existing stockholders’ five percent equity interest in the Reorganized Company

N	Adjustment to record reorganization items as net other (income) expense, consisting of the following items:

Accounts receivable allowance for doubtful accounts	$1,212
Deferred financing costs related to senior debt	5,710
Fixed assets fair value adjustment	(317)
Intangible assets fair value adjustment	(44,847)
Write-off of goodwill	74,977
Write-off of other assets	71
Impaired claim	(3,904)
Adjust defined benefit pension plan assets and liabilities to fair value	9,243
Debt forgiveness income	(52,236)
Reorganization fees	6,537
Reorganization related severance	1,405
Inventory fair value adjustment	(3,528)

Reorganization items included in net other (income) expense	$(5,677)

O	Adjustment of $8,471 to write-off the defined benefit pension plan additional minimum liability

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation — Continued

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the FIFO method at September 30, 2003 and by both the LIFO and FIFO methods at December 31, 2002. Inventory at September 30, 2003 includes a Fresh-Start accounting adjustment of $5,368 to write-up work-in-process and finished goods inventories to fair value based upon profit in these inventories related to the manufacturing effort undertaken by the Predecessor Company. The components of inventory are as follows:

	September 30, 2003	December 31, 2002
Raw materials and supplies	$14,625	$21,361
Work in process	14,411	13,165
Finished goods	13,233	11,542
LIFO reserve		(70)

	$42,269	$45,998

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

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company estimates its reserve for product warranties based upon specifically known warranty issues, if any, and historical product warranty claims experience over the related product warranty terms. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three- and nine-month periods ended September 30, 2003 and 2002, respectively, are as follows:

	Three Months Ended September 30,
	2003	2002
Balance as of July 1	$3,906	$4,035
Warranty expense	493	1,226
Warranty usage	(596)	(998)

Balance as of September 30	$3,803	$4,263

	Nine Months Ended September 30,
	2003	2002
Balance as of January 1	$3,967	$3,446
Warranty expense	1,214	2,534
Warranty usage	(1,378)	(1,717)

Balance as of September 30	$3,803	$4,263

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation — Continued

The Company performed its 2002 annual impairment test of goodwill as of October 1, 2002 using discounted cash flow techniques and values of comparable businesses. These tests resulted in the fair value of the Company’s Distribution and Storage reporting unit being less than its carrying value including goodwill, which caused the Company to advance to step two of SFAS No. 142 and engage a valuation specialist to provide valuations of the Distribution and Storage reporting unit’s tangible and identifiable intangible assets. Although those procedures confirmed the value of the reporting unit’s tangible assets exceeded their carrying value, goodwill of the Distribution and Storage reporting unit was determined to be impaired. As a result, in the fourth quarter of 2002 the Company recorded a non-cash impairment charge of $92,379, or $3.69 per diluted share, to write off non-deductible goodwill. This non-cash charge was due to the combination of a reduction in the overall estimated enterprise value of the Company, attributable to the Company’s leverage situation and financial performance, and a reduction in the specific estimated value of the Distribution and Storage reporting unit, caused by the worldwide slowdown experienced by the manufacturing sectors of the industrialized world, reductions in capital expenditures in the consolidating global industrial gas industry and a lowering of expectations for future performance of this segment for these same reasons. Changes to the judgments and estimates used to determine the fair values, including estimates of future cash flows, sales, profitability growth and discount rates, could result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill.

The Company considered its July 8, 2003 Chapter 11 bankruptcy filing to be an indicator of impairment under SFAS No. 142 and performed step one of the goodwill impairment test as of June 30, 2003. The Company used, for this purpose, discounted cash flow techniques and an overall enterprise value for the Company of $190,400, as estimated by the Company’s financial advisor and filed with the Bankruptcy Court in the Company’s disclosure statement accompanying its Reorganization Plan. These tests resulted in the fair value of the Company’s reporting units exceeding their carrying value and no impairment loss was recognized.

In order to apply Fresh-Start accounting for intangible assets, the Company engaged an independent valuation specialist to identify and value its intangible assets. The specialist conducted extensive interviews with the Company’s management to identify intangible assets and used discounted cash flow techniques to estimate a total fair value of $51,983 for these intangible assets.

As part of the Fresh-Start accounting adjustments, the Company recorded a charge of $74,977 to write-off Predecessor Company goodwill as of September 30, 2003 and recorded an intangible asset for the reorganization value in excess of amounts allocable to identifiable assets in the amount of $71,540 at September 30, 2003. This asset will be treated similar to goodwill in that it will not be amortized but will be allocated to the reporting units of the Reorganized Company and evaluated at least annually for impairment.

The following table displays the gross carrying amount and accumulated amortization for intangible assets that continue to be subject to amortization as well as intangible assets not subject to amortization.

	September 30, 2003	December 31, 2002
	Gross Carrying Amount	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Unpatented technology	$3,305	$7,690	$(4,996)
Patented technology	3,729
Patents	540	2,131	(1,024)
Customer Base	23,960

	$31,534	$9,821	$(6,020)

Indefinite-lived intangible assets
Reorganization value in excess of amounts allocable to identifiable assets	$71,540
Trademarks and trade names	20,449
Unpatented technology		$6,439	$(1,610)
Goodwill		83,660	(6,428)

	$91,989	$90,099	$(8,038)

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2003

(Dollars and shares in thousands, except per share amounts)

Note A — Basis of Preparation — Continued

Amortization expense of the Predecessor Company for finite-lived intangible assets was $388 and $389 for the three-month periods ended September 30, 2003 and 2002, respectively, and $1,166 and $1,161 for the nine-month periods ended September 30, 2003 and 2002, respectively. Amortization expense of the Reorganized Company for finite-lived intangible assets is estimated to be approximately $702 for the three-month period ended December 31, 2003 and approximately $2,808 annually for fiscal years 2004 through 2007.

Employee Stock Options: The Company has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, the Company does not recognize compensation expense. The Company accounted for the 400,000 performance related options issued as part of the 2000 Executive Incentive Stock Option Plan as a variable plan. The Company has not recognized any compensation expense under this plan as the market value of the Company’s stock was less than the option exercise price when the performance criteria were met. As part of the Reorganization Plan, on September 15, 2003 all of the Company’s employee stock options were cancelled, and no new employee stock options have been issued as of September 30, 2003.

The Company’s pro forma disclosures showing the estimated fair value of employee stock options, amortized to expense over the options’ vesting periods, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Reported net income (loss)	$18,654	$(722)	$(2,085)	$(3,816)
Pro-forma stock-based employee compensation cost, net of tax	(138)	(138)	(413)	(414)

Pro-forma net income (loss)	$18,516	$(860)	$(2,498)	$(4,230)

Earnings per share — basic and assuming dilution:
Reported net income (loss)	$0.70	$(0.03)	$(0.08)	$(0.15)
Pro-forma stock-based employee compensation cost, net of tax	(0.01)	0.00	(0.01)	(0.02)

Pro-forma net income (loss)	$0.69	$(0.03)	$(0.09)	$(0.17)

Weighted average shares — basic	26,627	25,129	26,336	24,977
Weighted average shares — assuming dilution	26,691	25,129	26,336	24,977

The earnings per share calculations are based on the weighted average shares of common stock of the Predecessor Company outstanding prior to the Company’s emergence from Chapter 11 proceedings. Upon emergence all common shares and employee stock options outstanding of the Predecessor Company were cancelled and the Reorganized Company issued 5,325,331 shares of new common stock.

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

Effective January 1, 2003, the Company adopted Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, including product warranties. It also clarifies that a guarantor is required to recognize,

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE B — Recently Adopted Accounting Standards — Continued

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

Effective July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The adoption of this statement did not have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

Effective July 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified. SFAS No. 150 requires that certain financial instruments should be classified as liabilities (or as assets in some circumstances). The adoption of this statement did not have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

Effective September 30, 2003, the Company adopted FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The adoption of this interpretation did not have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

NOTE C — Debt and Credit Arrangements

In order to finance the acquisition of MVE Holdings, Inc. (“MVE”), in March 1999 the Company negotiated a consolidated credit and revolving loan facility (the “Old Credit Facility”), which originally provided for term loans of up to $250,000 and a revolving credit line of $50,000, which could also be used for the issuance of letters of credit. Due to scheduled reductions in the commitment amount, at July 8, 2003 the Old Credit Facility provided a revolving credit line of $48,967. Under the Old Credit Facility, the Company granted a security interest in substantially all of the assets of the Company to the agent bank as representative of the senior lenders. Under the terms of the Old Credit Facility, term loans and revolving credit bore interest at rates that equaled the prime rate plus incremental margins or LIBOR plus incremental margins. The incremental margins varied based on the Company’s financial position and ranged from 2.0 percent to 4.75 percent.

The Company entered into the Series 1 Incremental Revolving Credit Facility in November 2000 and the Series 2 Incremental Revolving Credit Facility in April 2001 (collectively, the “Incremental Credit Facility”), which originally provided a revolving credit line of $10,000 in addition to the credit line available under the Credit Facility. Due to scheduled reductions in the commitment amount, at July 8, 2003 the Incremental Credit Facility provided a revolving credit line of $9,793. Borrowings on the Incremental Credit Facility were secured by the same collateral as the Old Credit Facility and bore interest, at the Company’s option, at rates equal to the prime rate plus 3.50 percent or LIBOR plus 4.25 percent. The Company was also required to pay a commitment fee of 0.75 percent per annum on the average daily unused amount. The Incremental Credit Facility expired on July 15, 2003.

The Old Credit Facility contained certain covenants and conditions which imposed limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. As of December 31, 2002 and June 30, 2003, the Company was in default under the Old Credit Facility and the Incremental Credit Facility due to violations of these financial covenants. Subsequent to December 31, 2002, the Company also was in default under the Old Credit Facility as a result of its failure to make principal and interest payments when due and the insolvency of CHEL, which is more fully described in Note G to the unaudited condensed consolidated financial statements. The Company’s senior lenders amended the Old Credit Facility and Incremental Credit Facility on April 2, 2003 to waive all defaults existing at December 31, 2002 and through April 30, 2003 and to defer until April 30, 2003 $6,549 in scheduled term debt amortization payments and $9,793 in Incremental Credit Facility amortization payments originally due on March 31, 2003. In addition, the amendment provided that if a negotiated term sheet with the senior lenders was reached by April 30, 2003, the waiver of defaults and deferral of debt payments would be extended until June 30, 2003. The amendment also granted approval for certain asset sales, the proceeds of which were to be used to fund senior debt interest payments, restructuring related activities and working capital requirements.

On April 30, 2003, the Company reached an agreement in principle with its senior lenders on a restructuring plan and entered into an agreement with its senior lenders as of April 30, 2003 under which the senior lenders agreed to extend the waiver of defaults obtained on April 2, 2003 through June 30, 2003, to defer certain interest and principal payments to June 30, 2003 and to permit the Company to sell certain non-core assets. The Company and the senior lenders subsequently entered into an agreement on June 30, 2003 to extend the waiver of defaults and deferral of interest and principal payments

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements — Continued

to July 15, 2003 and to permit the Company to sell certain non-core assets. Proceeds from the sales of assets enabled the Company to fund certain senior debt interest payments and pay certain professional fees and provided the Company with increased liquidity for identified working capital requirements and other corporate needs and obligations.

On July 8, 2003, the Company and all of its majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries were included in the filing in the Bankruptcy Court. The Company recorded interest expense on amounts outstanding under the term loan portion and revolving credit loan portion of the Old Credit Facility and under the Incremental Credit Facility until July 8, 2003, the date the Company filed its Chapter 11 petitions, but not thereafter. As a result, interest expense for the three- and nine-month periods ended September 30, 2003 does not include approximately $3,798 that would have been payable under the terms of these facilities had the Company not filed for Chapter 11 protection.

In conjunction with the filing of its Reorganization Plan, on July 17, 2003, the Company entered into a debtor-in-possession credit facility (the “DIP Credit Facility”) with certain of its senior lenders. The DIP Credit Facility provided a revolving credit line of $40,000, of which $30,000 could also be used for the issuance of letters of credit. Loans under the DIP Credit Facility bore interest at rates equal to the prime rate plus 1.50 percent or LIBOR plus 2.50 percent. On August 13, 2003, the Bankruptcy Court entered a final order approving the DIP Credit Facility. The DIP Credit Facility expired on September 15, 2003, the bankruptcy consummation date.

On September 15, 2003, the Company and all of its majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Reorganization Plan, which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Under the Reorganization Plan, the Company’s senior debt of $255,746 and related interest and fees of $1,861 were converted into a $120,000 secured term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the Reorganized Company, and the Company’s $40,000 secured DIP Credit Facility was amended and restated as a $40,000 post-bankruptcy secured revolving credit facility. On September 15, 2003, all of the Predecessor Company’s common stock, warrants, options and other rights to acquire the Predecessor Company’s common stock were cancelled, and the Predecessor Company’s former stockholders received five percent of the initial equity of the Reorganized Company and the opportunity to acquire up to an additional five percent of equity under certain conditions through the exercise of new warrants.

Effective September 15, 2003, the Company entered into a new term loan agreement and revolving credit facility (collectively, the “Credit Facility”) and granted a security interest in substantially all of the assets of the Company to the agent bank as representative of the senior lenders. The Credit Facility provides a term loan of $120,000 with final maturity in 2009 and a revolving credit line of $40,000 that expires September 15, 2008, of which $30,000 may be used for the issuance of letters of credit. Under the terms of the Credit Facility, term loans bear interest, at the Company’s option, at rates equal to the prime rate plus 2.50 percent or LIBOR plus 3.50 percent and the revolving credit line bears interest, at the Company’s option, at rates equal to the prime rate plus 1.50 percent or LIBOR plus 2.50 percent. The Company is also required to pay a commitment fee of 0.375 percent per annum on the unused amount of the revolving credit line of the Credit Facility.

The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including a restriction on the payment of cash dividends and a requirement to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios such as: maximum leverage, minimum interest coverage ratio, minimum fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation, amortization and restructuring charges and maximum capital expenditures.

At September 30, 2003, the Company had borrowings outstanding of $120,000 under the term loan portion of the Credit Facility and letters of credit outstanding and bank guarantees totaling $16,218 supported by the revolving credit line portion of the Credit Facility.

The Old Credit Facility required the Company to enter into two interest rate derivative contracts (collars) in March 1999 to manage interest rate risk exposure relative to the term loan portions of the Old Credit Facility. One of these collars expired and was settled on June 28, 2002. The other collar, in the amount of $26,672 at September 30, 2003, continues to be outstanding after the bankruptcy and expires in March 2006.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE D — Net Income (Loss) per Share

The calculations of basic and diluted net income (loss) per share for the three- and nine-month periods ended September 30, 2003 and 2002, respectively, are set forth below. The earnings per share calculations are based on the weighted average shares of common stock of the Predecessor Company outstanding prior to the Company’s emergence from Chapter 11 proceedings. Upon emergence all shares of the Predecessor Company’s common stock were cancelled and the Reorganized Company issued 5,325,331 shares of new common stock. The assumed conversion of the Company’s potentially dilutive securities (employee stock options and warrants) was not dilutive for the nine-month period ended September 30, 2003 or the three- and nine-month periods ended September 30, 2002. As a result, the calculations of diluted net loss per share for the nine-month period ended September 30, 2003 and the three- and nine-month periods ended September 30, 2002 set forth below do not reflect any assumed conversion.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income (loss) from continuing operations	$18,654	$(1,480)	$(2,918)	$(6,324)
Income from discontinued operation		758	833	2,508

Net income (loss)	$18,654	$(722)	$(2,085)	$(3,816)

Weighted-average common shares	26,627	25,129	26,336	24,977
Effect of dilutive securities:
Employee stock options and warrants	64

Dilutive potential common shares	26,691	25,129	26,336	24,977

Net income (loss) per common share — basic and assuming dilution:
Income (loss) from continuing operations	$0.70	$(0.06)	$(0.11)	$(0.25)
Income from discontinued operation		0.03	0.03	0.10

	$0.70	$(0.03)	$(0.08)	$(0.15)

NOTE E — Comprehensive Income (Loss)

Foreign currency translation adjustments of $5,204 and minimum pension liability adjustments of $(8,471) previously included in accumulated other comprehensive loss were written off as part of Fresh-Start accounting at September 30, 2003. The components of accumulated other comprehensive loss at December 31, 2002 were:

December 31, 2002
Foreign currency translation adjustments	$336
Minimum pension liability adjustments, net of taxes of $737	(11,135)

$(10,799)

Total comprehensive income (loss) for the three-month periods ended September 30, 2003 and 2002 was $18,932 and $(630), respectively. Total comprehensive income for the nine-month periods ended September 30, 2003 and 2002 was $5,447 and $1,443 respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE F — Employee Separation and Plant Closure Costs

During the three- and nine-month periods ended September 30, 2003, the Company recorded employee separation and plant closure costs as it completed the previously announced closures of various facilities, primarily its Biomedical segment facility in Solingen, Germany, Distribution and Storage segment facilities in Costa Mesa, California and Denver, Colorado, and its Energy and Chemicals segment manufacturing facility in Wolverhampton, United Kingdom and sales office in Westborough, Massachusetts. The Company also recorded non-cash inventory valuation charges included in cost of sales for the write-off of inventory at certain of these sites. The following table summarizes the Company’s employee separation and plant closure costs activity for the three- and nine-month periods ended September 30, 2003.

	Three Months Ended September 30, 2003
	Solingen	Costa Mesa	Columbus	Denver	Wolverhampton	PSD	Other	Total
Reserve as of July 1, 2003	$60	$807	$53	$1,550			$230	$2,700
Employee separation and plant closure costs (income):
Facility related closure costs	47	(466)		(1,254)		$545	(81)	(1,209)
Severance and other benefits	11	8			$169	383	491	1,062

	58	(458)		(1,254)	169	928	410	(147)
Reserve usage	(79)	(47)	(53)	(84)	(89)	(218)	(228)	(798)

Reserve as of September 30, 2003	$39	$302	$0	$212	$80	$710	$412	$1,755

	Nine Months Ended September 30, 2003
	Solingen	Costa Mesa	Columbus	Denver	Wolverhampton	PSD	Other	Total
Reserve as of January 1, 2003	$163	$999	$422	$1,823	$4,881		$527	$8,815
Employee separation and plant closure costs (income):
Facility related closure costs	38	(457)	197	(1,254)	211	$545	(81)	(801)
Severance and other benefits	11	8	21		368	383	892	1,683

	49	(449)	218	(1,254)	579	928	811	882
Non-cash inventory valuation in cost of sales			440				16	456

	49	(449)	658	(1,254)	579	928	827	1,338
Reserve usage	(173)	(248)	(1,080)	(357)	(2,404)	(218)	(942)	(5,422)
Write-off due to CHEL insolvency					(2,976)			(2,976)

Reserve as of September 30, 2003	$39	$302	$0	$212	$80	$710	$412	$1,755

The employee separation and plant closure costs reserve at September 30, 2003 consists of $862 for lease termination and facility-related closure costs and $893 for severance and other benefits.

During the three-month and nine-month periods ended September 30, 2002, the Company recorded employee separation and plant closure costs primarily related to the closure of its Costa Mesa, California, Columbus, Ohio, and Denver (East), Colorado manufacturing facilities and also including severance for certain other employees. The Company also recorded non-cash inventory valuation charges included in cost of sales for the write-off of inventory at these sites. The following tables summarize the Company’s employee separation and plant closure costs activity for the three-month and nine-month periods ended September 30, 2002, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE F — Employee Separation and Plant Closure Costs — Continued

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

The employee separation and plant closure costs reserve at September 30, 2002 consisted of $1,752 for lease termination and facility-related closure costs and $855 for severance and other benefits.

NOTE G — Loss on Insolvent Subsidiary

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited (“CHEL”). The Company has continued to manufacture heat exchangers at its LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. In accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company is not consolidating the accounts or financial results of CHEL subsequent to March 28, 2003 due to the assumption of control of CHEL by the insolvency administrator. Effective March 28, 2003, the Company recorded a non-cash impairment charge of $13,682 to write off its net investment in CHEL.

        CHEL’s net pension plan obligations increased significantly prior to the closure of the Wolverhampton facility, primarily due to a decline in plan asset values and interest rates, resulting in a plan deficit as of March 2003. The Company determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL does not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a United Kingdom pension regulatory board, which approved the wind-up as of March 28, 2003. Included in the impairment charge of $13,682 is an estimate of certain potential liabilities, including an estimate of CHEL’s net pension plan deficit. Adjustments to amounts provided may be required in subsequent periods when an analysis of the pension plan’s net deficit on a wind-up basis is ultimately completed by the administrator.

At the present time, the Company is unable to determine the financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. CHEL’s administrator has asserted certain claims on behalf of CHEL against the Company related to these matters, and the Company can provide no assurance that further claims will not be asserted against the Company for obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE H — Income Taxes

Income tax benefit of $3,481 and $1,953 in the third quarter and first nine months of 2003, respectively, consists of tax benefit from reversals of domestic income tax reserves associated with resolved tax contingencies, partially offset by taxes on earnings of foreign subsidiaries.

At September 30, 2003, the Company has a net deferred tax liability of $1,723, which represents foreign deferred tax liabilities. The Company has a full valuation allowance against its domestic net deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” based upon management’s assessment that it is more likely than not that the net deferred tax assets will not be realized.

Pursuant to Section 108 of the Internal Revenue Code, the Company will materially reduce certain tax attributes on January 1, 2004 due to the recognition of cancellation of indebtedness income in the three-month period ended September 30, 2003.

NOTE I — Discontinued Operation and Assets Held for Sale

On July 3, 2003, the Company sold certain assets and liabilities of its former Greenville Tube, LLC stainless steel tubing business, which the Company previously reported as a component of its Energy and Chemicals operating segment. The Company received gross proceeds of $15,500, consisting of $13,550 in cash and $1,950 in a long-term subordinated note, which resulted in a gain of $3,647 recorded in July 2003. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the assets of its stainless steel tubing business as assets held for sale on its unaudited condensed consolidated balance sheet as of December 31, 2002 and the operating results of this business as a discontinued operation on its unaudited condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2003 and 2002.

In September 2003, the Company decided to sell a vacant building and a parcel of land at its New Prague, Minnesota Distribution and Storage manufacturing facility. The Company classified these assets as assets held for sale on its unaudited condensed consolidated balance sheet as of September 30, 2003.

NOTE J — Operating Segments

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE J — Operating Segments — Continued

	Three Months Ended September 30, 2003
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$17,172	$30,382	$15,678		$63,232
Operating income (loss) (A)(B)(C)	4,712	3,451	1,265	$(2,465)	6,963

	Three Months Ended September 30, 2002
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$18,996	$34,167	$16,306		$69,469
Operating income (loss) (A)(B)(C)	5,805	987	501	$(4,529)	2,764

	Nine Months Ended September 30, 2003
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$51,638	$94,895	$50,484		$197,017
Operating income (loss) (D)(E)(F)	12,381	8,773	(9,463)	$(14,689)	(2,998)

	Nine Months Ended September 30, 2002
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$51,711	$101,578	$52,492		$205,781
Operating income (loss) (D) (F)	13,428	2,513	2,417	$(12,578)	5,780

(A)	Distribution and Storage operating income for the three months ended September 30, 2003 includes $(1,712) of employee separation and plant closure (income) costs and for the three months ended September 30, 2002 includes $1,642 of employee separation and plant closure (income) costs and $583 of inventory valuation charges related to the closure of the Company’s Denver, Colorado Costa Mesa, California and Columbus, Ohio manufacturing facilities.

(B)	Energy and Chemicals operating income for the three months ended September 30, 2003 includes $169 of employee separation and plant closure costs related to the closure of the Company’s CHEL manufacturing facility.

(C)	Corporate operating loss for the three months ended September 30, 2003 and 2002 includes $854 and $218, respectively, of professional fees incurred related to the restructuring of the Company’s senior credit facilities.

(D)	Distribution and Storage operating income for the nine months ended September 30, 2003 and 2002 includes $(1,485) and $2,964, respectively, of employee separation and plant closure (income) costs and $440 and $838, respectively, in inventory valuation charges related to the closure of the Company’s Denver, Colorado, Costa Mesa, California and Columbus, Ohio manufacturing facilities.

(E)	Energy and Chemicals operating loss for the nine months ended September 30, 2003 includes $579 of employee separation and plant closure costs related to the closure of the Company’s CHEL manufacturing facility and $13,682 of charges to write-off the Company’s net investment in CHEL.

(F)	Corporate operating loss for the nine months ended September 30, 2003 and 2002 includes $6,046 and $3,756, respectively, of professional fees incurred related to the restructuring of the Company’s senior credit facilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Emergence from Chapter 11 and Fresh-Start Accounting

On July 8, 2003, the Company and all of its majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries were included in the filing in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On September 15, 2003, the Company (as reorganized, the “Reorganized Company”) and all of its majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003 (the “Reorganization Plan”), which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Under the Reorganization Plan, the Company’s senior debt of $255.7 million and related interest and fees of $1.9 million were converted into a $120.0 million secured term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the Reorganized Company, and Chart’s $40.0 million secured debtor-in-possession financing facility was amended and restated as a $40.0 million post-bankruptcy secured revolving credit facility. In addition, on September 15, 2003, all of the Company’s common stock, warrants, options and other rights to acquire the Company’s common stock were cancelled, and the Company’s former stockholders received five percent of the initial equity of the Reorganized Company and the opportunity to acquire up to an additional five percent of equity through the exercise of new warrants.

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of fresh-start reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) (“Fresh-Start accounting”). The Company used September 30, 2003 as the date for adopting Fresh-Start accounting in order to coincide with the Company’s normal financial closing for the month of September. Upon adoption of Fresh-Start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of Fresh-Start accounting (the “Predecessor Company”) for periods ended prior to September 30, 2003 are not necessarily comparable to those of the Reorganized Company. In this Quarterly Report on Form 10-Q, references to the Company’s three- and nine-month periods ended September 30, 2003 and periods ended in fiscal 2002 refer to the Predecessor Company.

SOP 90-7 requires that financial statements for the period following the Chapter 11 filing through the bankruptcy confirmation date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business, including adjustments to fair value assets and liabilities and the gain on the discharge of pre-petition debt, are reported separately as reorganization items, net, in the other (income) expense section of the Predecessor Company’s unaudited condensed consolidated statement of operations. In accordance with Fresh-Start accounting, all assets and liabilities are recorded at their respective fair market values as of September 30, 2003. Such fair values represent the Company’s best estimates based on independent appraisals and valuations.

To facilitate the calculation of the enterprise value of the Reorganized Company, the Company developed a set of five-year financial projections. Based on these financial projections, the enterprise value was determined by a financial advisor, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows derived from the financial projections, including an assumption for a terminal value, discounted back at the Reorganized Company’s estimated weighted average cost of capital. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions that are not guaranteed. For Fresh-Start accounting purposes, the estimated enterprise value of the Reorganized Company was calculated to be $190.4 million. In applying Fresh-Start accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the restructuring of the Company’s capital structure and resulting discharge of the senior lender’s pre-petition debt, resulted in net other income of $5.7 million in the third quarter of 2003 as described in further detail in Note A to the accompanying unaudited condensed consolidated financial statements. The reorganization value exceeded the fair value of the Reorganized Company’s assets and liabilities, and this excess is reported as reorganization value in excess of amounts allocable to identifiable assets in the Reorganized Company’s unaudited condensed consolidated balance sheet. This asset will be treated similar to goodwill in that it will not be amortized but will be allocated to the reporting units of the Reorganized Company and evaluated at least annually for impairment.

Three and Nine Months Ended September 30, 2003 and 2002

Sales for the third quarter of 2003 were $63.2 million versus $69.5 million for the third quarter of 2002, a decrease of $6.3 million, or nine percent. Biomedical segment sales decreased 10 percent to $17.2 million in the third quarter of 2003, compared with sales of $19.0 million in the third quarter of 2002. Sales of medical products and biological storage systems increased $0.2 million and $1.3 million, respectively, due to increased volume in strong international markets, while sales of MRI products were down $3.3 million on lower volume from General Electric. Distribution and Storage segment sales declined significantly, with third-quarter 2003 sales of $30.4 million, compared with $34.2 million for the same quarter in 2002. Sales volume in this segment was down as the market for bulk storage systems continued to be depressed. Energy and Chemicals segment sales were relatively flat, with sales of $15.7 million in the third quarter of 2003 compared with sales of $16.3 million in the third quarter of 2002. Sales of heat exchangers in the third quarter of 2003 increased $1.0 million when compared to the third quarter of 2002, primarily as a result of increased volume in the hydrocarbon processing market, while sales of process systems and LNG fueling stations in the third quarter of 2003 decreased $1.6 million when compared to the third quarter of 2002 on lower volume as a result of projects delayed or lost. The Company believes its Chapter 11 bankruptcy filing had a negative impact on orders and sales during the third quarter of 2003, primarily in the Energy and Chemicals segment, where products frequently have extended production times and significant dollar values.

Sales for the first nine months of 2003 were $197.0 million versus $205.8 million for the first nine months of 2002, a decrease of $8.8 million, or four percent. Biomedical segment sales were flat at $51.6 million in the first nine months of 2003, compared with sales of $51.7 million in the first nine months of 2002. Medical products and biological storage systems sales increased $1.1 million and $3.6 million, respectively, on increased international volume while sales of MRI products were down $4.7 million due to lower volume from General Electric. Distribution and Storage segment sales decreased six percent due to the continued weak global market for industrial bulk storage systems, with sales of $94.9 million for the first nine months of 2003, compared with $101.6 million for the same nine-month period in 2002. Energy and Chemicals segment sales decreased 4 percent to $50.5 million in the first nine months of 2003, from $52.5 million in the first nine months of 2002, primarily due to lower sales volume in the process system market partially offset by higher sales volume for heat exchangers in the hydrocarbon processing market.

Gross profit for the third quarter of 2003 increased $0.9 million from the third quarter of 2002 to $18.7 million even though sales were down $6.3 million from the corresponding quarter in the prior year. Gross profit margin for the third quarter of 2003 was 29.5 percent versus 25.6 percent for the third quarter of 2002. Gross profit for the first nine months of 2003 was $55.8 million versus $52.1 million for the first nine months of 2002. Gross profit margin for the first nine months of 2003 was 28.3 percent versus 25.3 percent for the first nine months of 2002. The increases in gross profit and gross profit margin were the results of improvements in the Distribution and Storage and Energy and Chemicals segments primarily due to the realization of operational savings from the Company’s manufacturing facility consolidation plan commenced in early 2002. Gross profit margin in the Biomedical segment was negatively impacted by a temporary shut-down of the Company’s Denver, Colorado manufacturing plant in the last half of March 2003 due to an unanticipated deferral until the second quarter of 2003 of MRI product orders at the request of General Electric, this product line’s only customer, and by a temporary shut-down of this same facility in June 2003 due to a weather-related extended power outage.

Selling, general and administrative (“SG&A”) expense for the third quarter of 2003 was $11.9 million versus $13.0 million for the third quarter of 2003. As a percentage of sales, SG&A expense was 18.8 percent for the third quarter of 2003 versus 18.7 percent for the third quarter of 2002. Prior to the Company’s Chapter 11 bankruptcy filing, the Company included fees paid to professional advisors related to the Company’s efforts to restructure its debt in SG&A expense. These fees totaled $0.9 million, or 1.4 percent of sales, in the third quarter of 2003 and $0.2 million in the third quarter of 2002. Subsequent to the Chapter 11 filing, these professional fees are included in other (income) expense as reorganization items, net, in the Company’s unaudited condensed consolidated statements of operations. The other components of SG&A expense declined $1.8 million in the quarter over quarter comparison, consisting primarily of a $0.7 million improvement in payroll and benefits due to the Company’s reduced headcount, a $0.4 million reduction in travel related expenses and a $0.4 million reduction in general professional services.

SG&A expense for the first nine months of 2003 was $44.2 million versus $43.3 million for the first nine months of 2002. As a percentage of sales, SG&A expense was 22.4 percent for the first nine months of 2003 versus 21.0 percent for the first nine months of 2002. The Company recorded $6.0 million, or 3.1 percent of sales, of SG&A expense in the first nine months of 2003 for fees paid to professional advisors related to the Company’s efforts to restructure its senior debt, versus $3.8 million expensed in the first nine months of 2002.

The Company recorded $0.1 million of employee separation and plant closure income in the third quarter of 2003, compared with $2.2 million of employee separation and plant closure costs in the third quarter of 2002. This income in the third quarter of 2003 includes $1.0 million of severance and lease termination expense related to the closure of the Company’s Energy & Chemicals group engineering office in Westborough, Massachusetts and $0.6 million of severance expense related to general headcount reduction throughout the Company, offset by $1.7 million of income from the reversal of lease reserves related to closed facilities where the lease payments had been fully reserved to the end of the lease, but where the Company rejected and/or settled these claims in the bankruptcy proceedings at amounts less than the original reserve. The third quarter 2002 charges included costs related to the closure of the Company’s Wolverhampton, U.K. heat exchanger manufacturing facility and its Columbus, Ohio Distribution and Storage manufacturing facility, along with other severance benefits incurred throughout the Company.

The Company recorded $0.9 million of employee separation and plant closure costs in the first nine months of 2003, compared with $3.5 million of employee separation and plant closure costs in the first nine months of 2002. The expense in 2003 relates substantially to the items discussed above, whereas the expense in 2002 relates primarily to the closure of the Columbus, Ohio facility and the Denver, Colorado mobile equipment manufacturing facility of the Distribution and Storage segment. The charges in both periods were primarily for lease exit costs, severance and other items.

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited (“CHEL”). The Company has continued to manufacture heat exchangers at its La Crosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. In accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company is not consolidating the accounts or financial results of CHEL subsequent to March 28, 2003 due to the assumption of control of CHEL by the insolvency administrator. Effective March 28, 2003, the Company recorded a non-cash impairment charge of $13.7 million to write off its net investment in CHEL. Included in the impairment charge of $13.7 million is an estimate of certain potential liabilities, including an estimate of CHEL’s net pension plan deficit. Adjustments to amounts provided may be required in subsequent periods when an analysis of the pension plan’s net deficit on a wind-up basis is ultimately completed by the administrator.

The Company recorded equity income in its Coastal Fabrication joint venture of $0.04 million in the third quarter of 2003, compared with equity income of $0.1 million and $0.4 million in the third quarter and first nine months of 2002, respectively. The Company has evaluated its investment in Coastal Fabrication and determined that it is not a variable interest entity and does not need to be consolidated under FIN No. 46, “Consolidation of Variable Interest Entities.”

On July 3, 2003, the Company sold certain assets and liabilities of its former Greenville Tube, LLC stainless steel tubing business, which the Company previously reported as a component of its Energy and Chemicals operating segment. The Company received gross proceeds of $15.5 million, consisting of $13.5 million in cash and $2.0 million in a long-term subordinated note, and recorded a gain of $3.6 million in the third quarter of 2003. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the assets of its stainless steel tubing business as assets held for sale on its condensed consolidated balance sheet as of December 31, 2002 and the operating results of this business as a discontinued operation on its unaudited condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2003 and 2002. The Company reported income from discontinued operation, net of taxes, of $0.8 million in the third quarter of 2002, and $0.8 million and $2.5 million in the first nine months of 2003 and 2002, respectively.

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

Net interest expense was $0.8 million and $4.3 million for the third quarters of 2003 and 2002, respectively, and was $9.9 million and $13.1 million for the nine months ended September 30, 2003 and 2002, respectively. The Company recorded interest expense on amounts outstanding under the term loan portion and revolving credit loan portion of the Old Credit Facility and under the Incremental Credit Facility until July 8, 2003, the date the Company filed its Chapter 11 petitions, but not thereafter. As a result, interest expense for the three- and nine-month periods ended September 30, 2003 does not include approximately $3.8 million that would have been payable under the terms of these facilities had the Company not filed for Chapter 11 protection.

Financing costs amortization expense was $0.1 million and $0.6 million for the third quarters of 2003 and 2002, respectively, and $1.7 million and $2.4 million for the nine months ended September 30, 2003 and 2002, respectively. The Company recorded financing costs amortization expense related to the Old Credit Facility until July 8, 2003, the date the Company filed its Chapter 11 petitions, but not thereafter. The Company does not expect to record any financing costs amortization expense subsequent to the third quarter of 2003 related to its post-bankruptcy credit facilities.

The Company recorded $0.02 million of derivative contracts valuation income in the third quarter of 2003, compared with $0.7 million of derivative contracts valuation expense in the third quarter of 2002, and $0.4 million and $1.1 million of derivative contracts valuation expense in the nine months ended September 30, 2003 and 2002, respectively. The

Company’s one remaining interest rate collar, in the amount of $26,672 at September 30, 2003, continues to be outstanding after the bankruptcy and expires in March 2006.

Income tax benefit of $3.5 million and $2.0 million in the third quarter and first nine months of 2003, respectively, consists of tax benefit from reversals of domestic income tax reserves associated with resolved tax contingencies, partially offset by taxes on earnings of foreign subsidiaries. Income tax benefit of $1.4 million and $3.7 million for the third quarter and first nine months of 2002, respectively, was recorded based on the Company’s estimated 2002 annual effective tax rate.

At September 30, 2003, the Company has a net deferred tax liability of $1.7 million, which represents foreign deferred tax liabilities. The Company has a full valuation allowance against its domestic net deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” based upon management’s assessment that it is more likely than not that the net deferred tax assets will not be realized. Pursuant to Section 108 of the Internal Revenue Code, the Company will materially reduce certain tax attributes on January 1, 2004 due to the recognition of cancellation of indebtedness income in the three-month period ended September 30, 2003.

As a result of the foregoing, the Company reported net income for the third quarter of 2003 of $18.7 million, or $0.70 per diluted share, versus a net loss of $0.7 million, or $0.03 per diluted share, for the third quarter of 2002. The Company reported a net loss for the first nine months of 2003 of $2.1 million, or $0.08 per diluted share, versus a net loss of $3.8 million, or $0.15 per diluted share, for the first nine months of 2002.

Liquidity and Capital Resources

Cash provided by continuing operations in the first nine months of 2003 was $19.5 million compared with $6.6 million provided in the first nine months of 2002. The Company’s 2003 operating cash flow reflects significant improvement in inventory and other current assets as the Company reduced inventory levels, and increases in accounts payable and other current liabilities as the Company has been able to return to normal payment terms with the majority of its vendors, rather than paying in advance or on relatively short terms, and to temporarily delay the payment of certain professional fees related to the bankruptcy filing until they are approved for payment by the Bankruptcy Court. These items were partially offset by reductions in advance payments on large projects. The Company successfully managed its working capital in the third quarter of 2003 and throughout the bankruptcy filing period, and did not borrow any funds on its debtor-in- possession credit facility or its new revolving credit facility.

Capital expenditures for the first nine months of 2003 were $1.9 million compared with $2.3 million in the first nine months of 2002, and represented planned maintenance level expenditures. The Company presently does not have any large capital projects in process and anticipates a similar level of capital expenditures for the remainder of this year.

During the nine-month period ended September 30, 2003, the Company sold certain assets and liabilities of its former Greenville Tube, LLC stainless steel tubing business for cash proceeds of $13.5 million and a long-term subordinated note of $2.0 million, and certain fixed assets of its cryopump and valves product lines from its closed Columbus, Ohio manufacturing facility for net proceeds of $2.5 million. Proceeds from the sales of these assets were used to fund certain senior debt interest payments and pay certain professional fees and provided the Company with increased liquidity for identified working capital requirements and other corporate needs and obligations.

On July 8, 2003, the Company and all of its majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. In conjunction with the filing of its Reorganization Plan, on July 17, 2003, the Company entered into a debtor-in-possession credit facility (the “DIP Credit Facility”) with certain of its senior lenders. The DIP Credit Facility provided a revolving credit line of $40.0 million, of which $30.0 million could also be used for the issuance of letters of credit. On August 13, 2003 the Bankruptcy Court entered a final order approving the DIP Credit Facility. The Company issued certain letters of credit but did not borrow any funds under the DIP Credit Facility, which matured on September 15, 2003, the bankruptcy consummation date.

On September 15, 2003, the Company and all of its majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Reorganization Plan, which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Effective September 15, 2003, the Company entered into a new term loan agreement and revolving credit facility (collectively, the “Credit Facility”) and granted a security interest in substantially all of the assets of the Company to the agent bank as representative of the senior lenders. The Credit Facility provides a term loan of $120.0 million with final maturity in 2009 and a revolving credit line of $40.0 million that expires on September 15, 2008, of which $30.0 million may be used for the issuance of letters of credit. Under the terms of the Credit Facility, term loans bear interest, at the Company’s option, at rates equal to the prime rate plus 2.50 percent or LIBOR plus 3.50 percent and the revolving credit line bears interest, at the Company’s option, at rates equal to the prime rate plus 1.50 percent or LIBOR plus 2.50 percent. The Company is also required to pay a commitment fee of 0.375 percent per annum on the unused amount of the revolving credit line of the Credit Facility.

The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including a restriction on the payment of cash dividends and a requirement to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios such as: maximum leverage, minimum interest coverage ratio, minimum fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation, amortization and restructuring charges and maximum capital expenditures.

At September 30, 2003, the Company had borrowings outstanding of $120.0 million under the term loan portion of the Credit Facility and letters of credit outstanding and bank guarantees totaling $16.2 million supported by the revolving credit line portion of the Credit Facility.

As previously discussed, on March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. CHEL’s net pension plan obligations have increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in a plan deficit as of March 2003. The Company determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL does not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a United Kingdom pension regulatory board, which approved the wind-up as of March 28, 2003. Included in the impairment charge of $13.7 million that the Company recorded in the first quarter of 2003 is an estimate of certain potential liabilities, including an estimate of the net pension plan deficit. Adjustments to amounts provided may be required in subsequent periods when an analysis of the pension plan’s net deficit on a wind-up basis is ultimately completed by the administrator.

At the present time, the Company is unable to determine the financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. The Company can provide no assurance that claims will not be asserted against the Company for obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

Orders and Backlog

Chart’s consolidated orders from continuing operations for the third quarter of 2003 totaled $55.7 million, compared with orders of $69.9 million for the second quarter of 2003. Chart’s consolidated firm order backlog for continuing operations at September 30, 2003 was $51.8 million, compared with $60.7 million at June 30, 2003. Management believes that the Company’s Chapter 11 bankruptcy filing had a significant negative impact on orders in the Energy and Chemicals segment, where products have extended production cycles and can range in price to well over $1.0 million, resulting in delayed and lost orders. Although management believes the Chapter 11 bankruptcy filing has also had a negative impact on orders in the Biomedical and Distribution and Storage segments, the impact has not been as strong as in the Energy and Chemicals segment.

Biomedical orders for the third quarter of 2003 totaled $16.8 million, compared with $19.0 million for the second quarter of 2003. Biomedical backlog of $2.5 million at September 30, 2003 declined from $3.0 million at June 30, 2003. Orders for medical products and biological storage systems declined slightly from the new record levels set in the second quarter of 2003.

Distribution and Storage orders for the third quarter of 2003 totaled $30.0 million, compared with $35.5 million for the second quarter of 2003. Distribution and Storage backlog at September 30, 2003 totaled $24.8 million, compared with $26.0 million at June 30, 2003. The weak global industrial gas market continues to hurt this segment.

Energy and Chemicals orders from continuing operations for the third quarter of 2003 totaled $8.9 million, compared with $15.4 million in the second quarter of 2003. Energy and Chemicals backlog for continuing operations at September 30, 2003 totaled $24.4 million, compared with $31.7 million at June 30, 2003.

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

Fresh-Start accounting requires the selection of appropriate accounting policies for the Reorganized Company. The significant accounting policies previously used by the Predecessor Company will continue to be used by the Reorganized Company except for certain policies related to inventory valuation and the policy for estimating the accounts receivable allowance for doubtful accounts. As of September 30, 2003, the Company changed its method of accounting for inventories at sites of the Company’s Chart Heat Exchangers Limited Partnership legal entity and former Process Systems, Inc. legal entity from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method since the value of inventory on the LIFO method was approximately equal to the value on a FIFO basis. Additionally, as of September 30, 2003, the Company changed its methods for estimating reserves for slow moving and obsolete inventories and the accounts receivable allowance for doubtful accounts to better match historical experience.

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

Effective July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The adoption of this statement did not have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

Effective July 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified. SFAS No. 150 requires that certain financial instruments should be classified as liabilities (or as assets in some circumstances). The adoption of this statement did not have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

Effective September 30, 2003, the Company adopted FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The adoption of this interpretation did not have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company and could reduce the liquidity of the Company’s common stock and warrants: (a) general economic, political, business and market conditions and foreign currency fluctuations; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) the effectiveness of operational changes expected to increase efficiency and productivity; (f) the ability of the Company to manage its fixed-price contract exposure; (g) the ability of the Company to pass on increases in raw material prices, including as a result of tariffs; (h) the Company’s relations with its employees; (i) litigation and disputes involving the Company, including the extent of product liability, pension and severance claims asserted against the Company; (j) variability in the Company’s operating results; (k) the ability of the Company to attract and retain key personnel; (l) the costs of compliance with environmental matters and responding to potential environmental liabilities; (m) the ability of the Company to protect its proprietary information; (n) the ability of the Company to access additional sources of capital and sell certain assets on acceptable terms; (o) the ability of the Company to successfully realize operational restructuring savings and execute operational restructuring initiatives without unanticipated costs; (p) the ability of the Company to satisfy covenants under its Credit Facility and pay down its debt; (q) the insolvency of CHEL and the commencement of its administration proceedings in the United Kingdom, including the potential liability of the Company with respect to CHEL’s obligations; and (r) the threat of terrorism and the impact of responses to that threat.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company’s primary interest rate risk exposure results from the Credit Facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by the use of interest rate collars on a portion of the term debt and to a lesser extent by varying LIBOR maturities in the entire Credit Facility. An interest rate collar originally covering $76.0 million of the Company’s debt under the Old Credit Facility expired and was settled on June 28, 2002. The Company’s remaining interest rate collar covering $26.7 million of debt expires on March 31, 2006. The fair value of the contract related to the collar outstanding at September 30, 2003 is a liability of $1.7 million. If interest rates were to increase 200 basis points (2 percent) from September 30, 2003 rates, and assuming no changes in debt from the September 30, 2003 levels, the additional annual expense would be approximately $2.4 million on a pretax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the Czech Koruna and the Euro. Monthly measurement, evaluation and foreign currency forward exchange contracts are employed as methods to reduce this risk. The Company enters into foreign currency forward exchange contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign currency forward exchange contracts at September 30, 2003, the result would be a loss in fair value of approximately $0.2 million.

Item 4.	Controls and Procedures

As of September 30, 2003 an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited (“CHEL”). The Company will continue heat exchanger manufacturing at its LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. CHEL’s net pension plan obligations increased significantly prior to the closure of the Wolverhampton facility, primarily due to a decline in plan asset values and interest rates, resulting in a plan deficit as of March 2003. The Company has determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL does not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a United Kingdom pension regulatory board, which approved the wind-up as of March 28, 2003. An analysis of the estimated net pension plan deficit on a wind-up basis will ultimately be completed by the administrator. At the present time, the Company is unable to determine the financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. CHEL’s administrator has asserted certain claims on behalf of CHEL against the Company related to trade matters, and the Company can provide no assurance that further claims will not be asserted against the Company for obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

On July 8, 2003, the Company and all of its majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries are included in the filing in the Bankruptcy Court. On September 15, 2003, the Company (as reorganized, the “Reorganized Company”) and all of its majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003 (the “Reorganization Plan”), which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Under the Reorganization Plan, the Company’s senior debt of $255.7 million and related interest and fees of $1.9 million were converted into a $120.0 million secured term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the Reorganized Company, and the Company’s $40.0 million secured debtor-in-possession financing facility was amended and restated as a $40.0 million post-bankruptcy secured revolving credit facility. In addition, on September 15, 2003, all of the Company’s common stock, warrants, options and other rights to acquire the Company’s common stock were cancelled, and the Company’s former stockholders received five percent of the initial equity of the Reorganized Company and the opportunity to acquire up to an additional five percent of equity through the exercise of new warrants. The Company continues to resolve a number of proofs of claim asserted in the bankruptcy proceedings, including a finder’s fee claim.

The Company is a party to other legal proceedings incidental to the normal course of its business.

Item 2.	Changes in Securities and Use of Proceeds

The Reorganization Plan became effective on September 15, 2003 (the “Consummation Date”), at which time all then-outstanding Company common stock, warrants, options and other rights to acquire the Company’s common stock were cancelled. Pursuant to the Reorganization Plan, new common stock, $.01 par value per share (“New Common Stock”), representing 95 percent of the initial equity of the Reorganized Company, was issued to the Company’s senior lenders in partial satisfaction of such senior lenders’ claims against the Company in the Chapter 11 proceedings. Additionally, pursuant to the Reorganization Plan, the Reorganized Company issued to the Company’s former stockholders New Common Stock representing five percent of the initial equity of the Reorganized Company and warrants to acquire New Common Stock (“New Warrants”) representing the opportunity to acquire up to an additional five percent of equity upon exercise.

Pursuant to the terms of the Reorganziation Plan, the Reorganized Company issued an aggregate of 5,325,331 shares of New Common Stock on the Consummation Date. Of this number, 5,059,064 shares initially were issued to the Company’s senior lenders and 266,267 shares initially were issued to the Company’s former stockholders, constituting 95 percent and five percent, respectively, of the aggregate shares of New Common Stock issued under the Reorganization Plan. The Credit Facility prohibits the Reorganized Company from paying cash dividends on shares of its capital stock. A full description of the New Common Stock was previously reported in the Company’s Current Report on Form 8-K filed on September 30, 2003.

On the Consummation Date, the Company’s former stockholders were issued New Warrants to acquire an aggregate of 280,281 shares (subject to anti-dillution adjustments) of New Common Stock pursuant to the terms of the Reorganization Plan. An equal number of shares of New Common Stock are reserved for issuance upon exercise of the New Warrants. A complete description of the New Warrants, including the exercise price, expiration date and adjustment provisions, was previously reported in the Company’s Registration Statement on Form 8-A filed on October 8, 2003.

The Reorganized Company is relying on the exemption provided by Section 1145(a)(1) of the U.S. Bankruptcy Code to exempt the exchange, issuance and distribution of the New Common Stock and New Warrants pursuant to the Reorganization Plan from the registration requirements of the Securities Act of 1933 (the “Securities Act”) and state securities and “blue sky” laws. Section 1145(a)(2) of the U.S. Bankruptcy Code also exempts from such registration requirements offers of securities through warrants distributed pursuant to the exemption set forth in Section 1145(a)(1). New Common Stock issued to the Company’s senior lenders under the Reorganization Plan was issued in exchange for claims under the Company’s pre-bankruptcy senior credit facilities, and all New Common Stock and New Warrants issued to the Company’s former stockholders under the Reorganization Plan were issued in exchange for their cancelled stock.

Item 3.	Defaults Upon Senior Securities.

The Old Credit Facility contained certain covenants and conditions which imposed limitations on the Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. As of December 31, 2002 and June 30, 2003, the Company was in default under its Old Credit Facility and its Incremental Credit Facility due to violations of these financial covenants. Following December 31, 2002, the Company also was in default under the Old Credit Facility as a result of its failure to make principal payments when due and the insolvency of CHEL. The Company’s senior lenders amended the Old Credit Facility and Incremental Credit Facility on April 2, 2003 to waive all defaults existing at December 31, 2002 and through April 30, 2003 and to defer until April 30, 2003 $6.5 million in scheduled term debt amortization payments and $9.8 million in Incremental Credit Facility amortization payments originally due on March 31, 2003. The Company’s senior lenders further amended the Old Credit Facility and Incremental Credit Facility as of April 30, 2003 to extend the waiver of defaults obtained on April 2, 2003 through June 30, 2003 and to defer the interest and principal payments to June 30, 2003. The Company’s senior lenders further amended the Old Credit Facility and Incremental Credit Facility as of June 30, 2003 to extend the waiver of defaults obtained on April 30, 2003 through July 15, 2003 and to defer the interest and principal payments to July 15, 2003.

On July 8, 2003, the Company and all of its majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries are included in the filing in the United States Bankruptcy Court for the District of Delaware. The Company’s Chapter 11 bankruptcy filing is also an event of default under the Old Credit Facility.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

See the Exhibit Index on page 30 of this Form 10-Q.

(b)	Reports on Form 8-K.

During the three-month period ended September 30, 2003, the Company filed the following Current Reports on Form 8-K:

Current Report on Form 8-K, dated July 1, 2003, furnishing under Item 9 a press release pursuant to Regulaton FD

Current Report on Form 8-K, dated July 3, 2003, furnishing under Item 9 a press release pursuant to Regulation FD

Current Report on Form 8-K, dated July 8, 2003, disclosing under Item 3 the Company’s bankruptcy filing and furnishing under Item 9 and Item 12 the Disclosure Statement filed with the Bankruptcy Court

Current Report on Form 8-K, dated July 11, 2003, furnishing under Item 9 a press release pursuant to Regulation FD

Current Report on Form 8-K, dated August 5, 2003, furnishing under Item 9 and Item 12 the Company’s debtor-in-possession revolving credit facility

Current Report on Form 8-K, dated September 3, 2003, furnishing under Item 9 a press release pursuant to Regulation FD

Current Report on Form 8-K dated September 4, 2003, disclosing under Item 3 the confirmation and consummation of the Company’s Reorganization Plan and under Item 5 the registration of the Company’s new common stock and filing exhibits under Item 7

Current Report on Form 8-K/A, dated September 4, 2003, filing exhibits under Item 7

Current Report on Form 8-K, dated September 9, 2003, disclosing under Item 5 the manner in which new Chart common stock and new warrants will be distributed to holders of old Chart common stock under the Reorganization Plan

Current Report on Form 8-K, dated September 15, 2003, disclosing under Item 1 a change in control of the Company and under Item 5 information about the terms of the New Common Stock

Current Report on Form 8-K, dated September 16, 2003, furnishing under Item 9 a press release pursuant to regulation FD

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc. (Registrant)

Date: November 19, 2003	/s/ Michael F. Biehl
Michael F. Biehl Chief Financial Officer and Treasurer (Duly Authorized Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1	Asset Purchase Agreement among GT Acquisition Company and Greenville Tube, LLC, dated July 1, 2003

2.2	Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003	(A)

2.2	Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. § 1129(a) and (b) and Fed. R. Bankr. P. 3020 (I) Confirming Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, (II) Approving Disclosure Statement and (III) Approving Solicitation Procedures, entered September 4, 2003	(B)

3.1	Amended and Restated Certificate of Incorporation of Chart Industries, Inc., as filed with the Secretary of State of the State of Delaware on September 15, 2003	(B)

3.2	Amended and Restated By-Laws of Chart Industries, Inc., effective September 15, 2003	(B)

4.1	Warrant Agreement between Chart Industries, Inc. and National City Bank, as Warrant Agent, dated September 15, 2003, including Form of Warrant Certificate	(B)

4.2	Specimen certificate of the Common Stock of the Company

10.1	Term Loan Agreement among Chart Industries, Inc., the Subsidiary Guarantors Party hereto, the Lenders Party hereto and JPMorgan, as Administrative Agent, dated September 15, 2003	(B)

10.2	Amended and Restated Revolving Credit Agreement among Chart Industries, Inc., the Subsidiary Guarantors Party hereto, the Lenders Party hereto and JPMorgan, as Administrative Agent, dated September 15, 2003	(B)

10.3	Amended and Restated Security Agreement among Chart Industries, Inc., the Subsidiary Guarantors party hereto and JPMorgan, as Collateral Agent, dated September 15, 2003	(B)

10.4	Collateral Agency and Intercreditor Agreement among: Chart Industries, Inc; JPMorgan Chase Bank, as Revolving Credit Agent under the Revolving Credit Agreement; JPMorgan Chase Bank, as Term Loan Agent under the Term Loan Agreement; and JPMorgan Chase Bank, in its capacity as Collateral Agent, dated September 15, 2003	(B)

10.5	Investor Rights Agreement by and among Chart Industries, Inc. and the Stockholder parties thereto, dated September 15, 2003	(A)

10.6	Escrow Agreement, dated as of July 10, 2003, by and among JP Morgan Chase Bank, each of the directors and senior officers of Chart Industries, Inc. signatory thereto and Christiana Corporate Services, Inc., as Escrow Agent

10.7	Form of Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(A)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K/A, dated September 4, 2003 (Commission File No. 1-11442).

(B)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated September 4, 2003 (Commission File No. 1-11442).