Form 10-Q/A
period 2003-09-30
CHART INDUSTRIES INC
filed 2004-03-30
CIK 892553

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Page 1 of 31 sequentially numbered pages.

Explanatory Note

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A for Chart Industries, Inc. and subsidiaries (the “Company”) is to restate the unaudited financial statements of the Company for the three- and nine-month periods ended September 30, 2003 to reflect one out-of-period adjustment related to the Company’s emergence from Chapter 11 bankruptcy proceedings. In particular, the Company’s income tax expense for the three- and nine-month periods ended September 30, 2003 and net deferred tax liabilities as of September 30, 2003 were understated by $5.0 million, resulting in an overstatement of net income by $5.0 million in the three-month period ended September 30, 2003 and an understatement of net loss by $5.0 million in the nine-month period ended September 30, 2003. The understatement of income tax expense and deferred tax assets and liabilities resulted from the loss of certain tax attributes caused by the cancellation of indebtedness income recorded by the Company as of September 30, 2003 and the accounting required under American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”

The Items of the Company’s Quarterly Report on Form 10-Q for the three- and nine-month periods ended September 30, 2003 that are amended and restated herein are:

1.	Part I, Item 1—Financial Statements, has been restated.

2.	Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been revised to reflect the adjustment described above and to reflect the restatement of the Company’s financial statements identified in Part I, Item 1.

3.	Part I, Item 4—Controls and Procedures, has been revised to reflect the restatement.

4.	Part II, Item 6—Exhibits and Reports on Form 8-K, has been revised to include the certifications filed as exhibits with this Amendment No. 1.

Except as otherwise expressly noted herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the November 19, 2003 original filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 or modify or update the disclosures set forth in that Quarterly Report on Form 10-Q in any way, except as required to reflect the effects of the restatement of the Company’s financial statements for the three- and nine-month periods ended September 30, 2003 or deemed necessary in connection with the completion of the restated financial statements.

The remaining Items contained within this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A consist of all other Items originally contained in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 in the form filed with the Securities and Exchange Commission (“SEC”) on November 19, 2003. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except as expressly noted herein, this report continues to speak as of the date of the original filing, and the Company has not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 to Quarterly Report on Form 10-Q/A is subject to updating and supplementing as provided in the Company’s reports filed with the SEC subsequent to the date of the original filing of the Quarterly Report on Form 10-Q, in particular as provided in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to be filed on or before March 30, 2004.

CHART INDUSTRIES, INC.

PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	Reorganized Company* September 30, 2003	Predecessor Company* December 31, 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$27,815	$7,225
Accounts receivable, net	36,104	42,081
Inventories, net	42,269	45,998
Other current assets	28,686	27,540
Assets held for sale	550	10,192

Total Current Assets	135,424	133,036

Property, plant and equipment, net	46,396	55,312
Goodwill, net		77,232
Reorganization value in excess of amounts allocable to identifiable assets	76,540
Identifiable intangible assets, net	51,983	8,630
Other assets, net	2,579	5,084

TOTAL ASSETS	$312,922	$279,294

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$21,634	$22,873
Customer advances and billings in excess of contract revenue	6,830	10,037
Accrued expenses and other current liabilities	30,785	38,473
Current maturities of long-term debt	3,475	5,865
Senior debt in default		256,874

Total Current Liabilities	62,724	334,122

Long-term debt	122,537	1,161
Other long-term liabilities	37,796	25,628
Shareholders’ Equity (Deficit)
Common stock of Reorganized Company, par value $.01 per share—9,500,000 shares authorized, 5,325,331 shares issued	53
Common stock of Predecessor Company, par value $.01 per share—60,000,000 shares authorized, 25,707,709 shares issued		257
Additional paid-in capital	89,812	45,792
Retained deficit		(116,086)
Accumulated other comprehensive loss		(10,799)
Treasury stock of Predecessor Company, at cost, 153,648 shares		(781)

	89,865	(81,617)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$312,922	$279,294

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

*See accompanying notes to these unaudited condensed consolidated financial statements, including Note A—Basis of Presentation, describing the Reorganized Company and Predecessor Company.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Predecessor Company*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	$63,232	$69,469	$197,017	$205,781
Cost of sales	44,552	51,661	141,240	153,647

Gross profit	18,680	17,808	55,777	52,134
Selling, general and administrative expense	11,908	12,972	44,211	43,253
Employee separation and plant closure (income) costs	(147)	2,175	882	3,483
Loss on insolvent subsidiary			13,682
Equity income in joint venture	(44)	(103)		(382)

	11,717	15,044	58,775	46,354

Operating income (loss)	6,963	2,764	(2,998)	5,780

Other income (expense):
Gain on sale of assets	3,642		4,753	1,420
Interest expense, net	(788)	(4,329)	(9,911)	(13,084)
Financing costs amortization	(64)	(638)	(1,653)	(2,383)
Derivative contracts valuation income (expense)	23	(702)	(389)	(1,114)
Foreign currency (loss) gain	(242)	1	(287)	(661)
Reorganization items, net	5,677		5,677

	8,248	(5,668)	(1,810)	(15,822)

Income (loss) from continuing operations before income taxes and minority interest	15,211	(2,904)	(4,808)	(10,042)
Income tax expense (benefit)	1,519	(1,447)	3,047	(3,742)

Income (loss) from continuing operations before minority interest	13,692	(1,457)	(7,855)	(6,300)
Minority interest, net of taxes	38	23	63	24

Income (loss) from continuing operations	13,654	(1,480)	(7,918)	(6,324)
Income from discontinued operation, net of taxes		758	833	2,508

Net income (loss)	$13,654	$(722)	$(7,085)	$(3,816)

Net income (loss) per common share—basic and assuming dilution:
Income (loss) from continuing operations	$0.51	$(0.06)	$(0.30)	$(0.25)
Income from discontinued operation		0.03	0.03	0.10

Net income (loss) per common share	$0.51	$(0.03)	$(0.27)	$(0.15)

Shares used in per share calculations—basic	26,627	25,129	26,336	24,977
Shares used in per share calculations—assuming dilution	26,691	25,129	26,336	24,977

* See accompanying notes to these unaudited condensed consolidated financial statements, including Note A—Basis of Presentation, describing the Reorganized Company and Predecessor Company and the description of shares used in per share calculations.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Predecessor Company*
	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Loss from continuing operations	$(7,918)	$(6,324)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Reorganization items, net	(5,677)
Loss on insolvent subsidiary	13,682
Gain on sale of assets	(4,753)	(1,420)
Depreciation and amortization	7,607	8,431
Financing costs amortization	1,653	2,383
Debt restructuring-related fees expensed	6,046	3,756
Employee separation and plant closure costs	456	868
Deferred income tax expense	5,000
Other non-cash operating activities	735	1,250
Increase (decrease) in cash resulting from changes in operating assets and liabilities, excluding effect of discontinued operation:
Accounts receivable	2,486	2,127
Inventory and other current assets	5,270	(4,916)
Accounts payable and other current liabilities	(1,527)	(8,439)
Income tax refund		9,258
Customer advances and billings in excess of contract revenue	(3,594)	(421)

Net Cash Provided By Operating Activities	19,466	6,553
INVESTING ACTIVITIES
Capital expenditures	(1,907)	(2,296)
Proceeds from sale of assets	16,075	2,300
Dividends received from joint venture		492
Other investing activities	933	741

Net Cash Provided By Investing Activities	15,101	1,237
FINANCING ACTIVITIES**
Borrowings on revolving credit facilities	20,359	37,411
Repayments on revolving credit facilities	(21,614)	(36,596)
Principal payments on long-term debt	(1,199)	(3,056)
Debt restructuring-related fees paid	(12,583)	(5,850)
Payments on interest rate collars	(759)	(1,750)
Other financing activities	(111)	(168)

Net Cash Used In Financing Activities	(15,907)	(10,009)

Cash flows provided by (used in) continuing operations	18,660	(2,219)
Cash flows provided by discontinued operation	1,592	3,923

Net increase in cash and cash equivalents	20,252	1,704
Effect of exchange rate changes on cash	338	484
Cash and cash equivalents at beginning of period	7,225	11,801

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,815	$13,989

* See accompanying notes to these unaudited condensed consolidated financial statements, including Note A—Basis of Presentation, describing the Reorganized Company and Predecessor Company.

** On September 15, 2003, in accordance with the Company’s plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code, existing senior debt of $255,746 and related interest and fees of $1,861 were exchanged for 95 percent of the common stock of the Reorganized Company and a $120,000 secured term loan, which matures in 2009.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—September 30, 2003

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

Nature of Operations: The Company is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and use of industrial gases and hydrocarbons. Headquartered in Cleveland, Ohio, the Company has domestic operations located in eight states and an international presence in Australia, China, the Czech Republic, Germany and the United Kingdom.

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

On July 8, 2003, the Company and all of its then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries were included in the filing in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On September 15, 2003, the Company (as reorganized, the “Reorganized Company”) and all of its then majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003 (the “Reorganization Plan”), which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Under the Reorganization Plan, the Company’s senior debt of $255,746 and related interest and fees of $1,861 were converted into a $120,000 secured term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the Reorganized Company, and Chart’s $40,000 secured debtor-in-possession financing facility was amended and restated as a $40,000 post-bankruptcy secured revolving credit facility. On September 15, 2003, all of the Company’s common stock, warrants, options and other rights to acquire the Company’s common stock were cancelled, and the Company’s former stockholders received five percent of the initial equity of the Reorganized Company and the opportunity to acquire up to an additional five percent of equity through the exercise of new warrants.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE A—Basis of Preparation—Continued

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

As part of the provisions of SOP 90-7, the Reorganized Company was required to adopt on September 30, 2003 all accounting guidance that was going to be effective within the twelve-month period following September 30, 2003. See Note B—Recently Adopted Accounting Standards for a discussion of the impact on the Company’s financial statements of the accounting guidance required to be adopted.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE A—Basis of Preparation—Continued

The following table reflects the reorganization adjustments to the Reorganized Company’s unaudited condensed consolidated balance sheet at September 30, 2003.

	Predecessor Company September 30, 2003	Fresh-Start Fair Value Adjustments		Fresh-Start Tax Adjustments		Fresh-Start Equity Adjustments		Reorganized Company September 30, 2003
ASSETS
Current Assets
Cash and cash equivalents	$30,995	$(3,180)	A					$27,815
Accounts receivable, net	37,316	(1,212)	B					36,104
Inventories, net	38,741	3,528	C					42,269
Other current assets	26,219	(5,710)	D	$8,177	P			28,686
Assets held for sale	550							550

Total Current Assets	133,821	(6,574)		8,177				135,424

Property, plant and equipment, net	46,079	317	E					46,396
Goodwill, net	74,977	(74,977)	F
Reorganization value						$76,540	G	76,540
Identifiable intangible assets, net	7,136	44,847	E					51,983
Other assets, net	3,796	(1,217)	H					2,579

TOTAL ASSETS	$265,809	$(37,604)		$8,177		$76,540		$312,922

LIABILITIES & SHAREHOLDER’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$18,277	$3,357	A					$21,634
Customer advances and billings in excess of contract revenue	6,830							6,830
Accrued expenses and other current liabilities	32,123	(456)	I	$(882)	P			30,785
Current maturities of long-term debt	258,221	(254,746)	J					3,475

Total Current Liabilities	315,451	(251,845)		(882)				62,724

Long-term debt	3,537	119,000	J					122,537
Other long-term liabilities	28,015	(4,278)	K	14,059	P			37,796

Shareholder’s (Deficit) Equity

Common stock—Reorganized Company		50	J			$3	M	53
Common stock—Predecessor Company	266					(266)	L
Additional paid-in-capital—Reorganized Company		85,321	J			4,491	M	89,812
Additional paid-in-capital—Predecessor Company	46,550					(46,550)	L
Retained deficit	(123,857)	5,677	N	(5,000)	P	123,180	L
Accumulated other comprehensive (loss) income	(3,267)	8,471	O			(5,204)	L
Treasury stock	(886)					886	L

Shareholders’ (Deficit) Equity	(81,194)	99,519		(5,000)		76,540		89,865

TOTAL LIABILITIES AND SHAREHOLDERS (DEFICIT) EQUITY	$265,809	$(37,604)		$8,177		$76,540		$312,922

A	Professional fees paid and accrued related to the reorganization process

B	Adjustment to accounts receivable allowance for doubtful accounts due to change in accounting policy

C	Adjustment of $5,368 to record income earned by the Predecessor Company related to the manufacturing effort for work-in-process and finished goods inventory, $70 reversal of the LIFO inventory reserve due to the Company’s election to change from LIFO to FIFO accounting for inventories and an increase of $1,910 in the reserve for slow moving and obsolete inventory (collectively, the adjustment to inventory to reflect fair value).

D	Adjustment to write-off deferred financing costs related to the Predecessor Company’s senior debt

E	Adjustments to record fixed assets and identifiable intangible assets at fair values determined by an independent valuation specialist

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE A—Basis of Preparation—Continued

F	Adjustment to write-off the Predecessor Company’s goodwill

G	Adjustment to record the reorganization value in excess of amounts allocable to identifiable assets

H	Adjustment of $1,146 to write-off intangible assets related to defined benefit pension plans and $71 to write-off other assets

I	Adjustment of $1,861 to write-off senior debt related interest and fees partially offset by an adjustment of $1,405 to accrue severance expenses of the Predecessor Company related to the Reorganization Plan

J	Adjustment to write-off Predecessor Company senior debt and related interest and fees in exchange for a 95 percent ownership interest in the Reorganized Company and a new $120,000 secured term loan

Pre-petition senior debt	$255,746
Pre-petition senior debt interest and fees	1,861

257,607
New senior debt—current	1,000
New senior debt—long term	119,000

137,607
95 percent equity interest in Reorganized Company	85,371

Debt forgiveness income	$52,236

K	Adjustment of $3,904 to write-off a claim impaired in the Chapter 11 proceedings and an adjustment of $374 to reduce the defined benefit pension plan obligation

L	Adjustment to eliminate the retained deficit, common stock and other equity items of the Predecessor Company

M	Adjustment to record the Predecessor Company’s existing stockholders’ five percent equity interest in the Reorganized Company

N	Adjustment to record reorganization items as net other (income) expense, consisting of the following items:

Accounts receivable allowance for doubtful accounts	$1,212
Deferred financing costs related to senior debt	5,710
Fixed assets fair value adjustment	(317)
Intangible assets fair value adjustment	(44,847)
Write-off of goodwill	74,977
Write-off of other assets	71
Impaired claim	(3,904)
Adjust defined benefit pension plan assets and liabilities to fair value	9,243
Debt forgiveness income	(52,236)
Reorganization fees	6,537
Reorganization related severance	1,405
Inventory fair value adjustment	(3,528)

Reorganization items included in net other (income) expense	$(5,677)

O	Adjustment of $8,471 to write-off the defined benefit pension plan additional minimum liability

P	Adjustment to record deferred tax assets and liabilities and related valuation allowance resulting from the Fresh-Start valuation adjustments

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE A—Basis of Preparation—Continued

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE A—Basis of Preparation—Continued

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

As part of the Fresh-Start accounting adjustments, the Company recorded a charge of $74,977 to write-off Predecessor Company goodwill as of September 30, 2003 and recorded an intangible asset for the reorganization value in excess of amounts allocable to identifiable assets in the amount of $76,540 at September 30, 2003. This asset will be treated similar to goodwill in that it will not be amortized but will be allocated to the reporting units of the Reorganized Company and evaluated at least annually for impairment.

The following table displays the gross carrying amount and accumulated amortization for intangible assets that continue to be subject to amortization as well as intangible assets not subject to amortization.

	September 30, 2003	December 31, 2002
	Gross Carrying Amount	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Unpatented technology	$3,305	$7,690	$(4,996)
Patented technology	3,729
Patents	540	2,131	(1,024)
Customer Base	23,960

	$31,534	$9,821	$(6,020)

Indefinite-lived intangible assets
Reorganization value in excess of amounts allocable to identifiable assets	$76,540
Trademarks and trade names	20,449
Unpatented technology		$6,439	$(1,610)
Goodwill		83,660	(6,428)

	$96,989	$90,099	$(8,038)

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—September 30, 2003

(Dollars and shares in thousands, except per share amounts)

Note A—Basis of Preparation—Continued

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

The Company’s pro forma disclosures showing the estimated fair value of employee stock options, amortized to expense over the options’ vesting periods, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Reported net income (loss)	$13,654	$(722)	$(7,085)	$(3,816)
Pro-forma stock-based employee compensation cost, net of tax	(138)	(138)	(413)	(414)

Pro-forma net income (loss)	$13,516	$(860)	$(7,498)	$(4,230)

Earnings per share—basic and assuming dilution:
Reported net income (loss)	$0.51	$(0.03)	$(0.27)	$(0.15)
Pro-forma stock-based employee compensation cost, net of tax	(0.01)	0.00	$(0.01)	(0.02)

Pro-forma net income (loss)	$0.50	$(0.03)	$(0.28)	$(0.17)

Weighted average shares—basic	26,627	25,129	26,336	24,977
Weighted average shares—assuming dilution	26,691	25,129	26,336	24,977

The earnings per share calculations are based on the weighted average shares of common stock of the Predecessor Company outstanding prior to the Company’s emergence from Chapter 11 proceedings. Upon emergence all common shares and employee stock options outstanding of the Predecessor Company were cancelled and the Reorganized Company issued 5,325,331 shares of new common stock.

NOTE B—Recently Adopted Accounting Standards

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

Effective January 1, 2003, the Company adopted Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, including product warranties. It also clarifies that a guarantor is required to recognize,

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE B—Recently Adopted Accounting Standards—Continued

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

NOTE C—Debt and Credit Arrangements

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

On April 30, 2003, the Company reached an agreement in principle with its senior lenders on a restructuring plan and entered into an agreement with its senior lenders as of April 30, 2003 under which the senior lenders agreed to extend the waiver of defaults obtained on April 2, 2003 through June 30, 2003, to defer certain interest and principal payments to June 30, 2003 and to permit the Company to sell certain non-core assets. The Company and the senior lenders subsequently entered into an agreement on June 30, 2003 to extend the waiver of defaults and deferral of interest and principal payments

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE C—Debt and Credit Arrangements—Continued

to July 15, 2003 and to permit the Company to sell certain non-core assets. Proceeds from the sales of assets enabled the Company to fund certain senior debt interest payments and pay certain professional fees and provided the Company with increased liquidity for identified working capital requirements and other corporate needs and obligations.

On July 8, 2003, the Company and all of its then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries were included in the filing in the Bankruptcy Court. The Company recorded interest expense on amounts outstanding under the term loan portion and revolving credit loan portion of the Old Credit Facility and under the Incremental Credit Facility until July 8, 2003, the date the Company filed its Chapter 11 petitions, but not thereafter. As a result, interest expense for the three- and nine-month periods ended September 30, 2003 does not include approximately $3,798 that would have been payable under the terms of these facilities had the Company not filed for Chapter 11 protection.

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

On September 15, 2003, the Company and all of its then majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Reorganization Plan, which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Under the Reorganization Plan, the Company’s senior debt of $255,746 and related interest and fees of $1,861 were converted into a $120,000 secured term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the Reorganized Company, and the Company’s $40,000 secured DIP Credit Facility was amended and restated as a $40,000 post-bankruptcy secured revolving credit facility. On September 15, 2003, all of the Predecessor Company’s common stock, warrants, options and other rights to acquire the Predecessor Company’s common stock were cancelled, and the Predecessor Company’s former stockholders received five percent of the initial equity of the Reorganized Company and the opportunity to acquire up to an additional five percent of equity under certain conditions through the exercise of new warrants.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE D—Net Income (Loss) per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income (loss) from continuing operations	$13,654	$(1,480)	$(7,918)	$(6,324)
Income from discontinued operation		758	833	2,508

Net income (loss)	$13,654	$(722)	$(7,085)	$(3,816)

Weighted-average common shares	26,627	25,129	26,336	24,977
Effect of dilutive securities: Employee stock options and warrants	64

Dilutive potential common shares	26,691	25,129	26,336	24,977

Net income (loss) per common share—basic and assuming dilution:
Income (loss) from continuing operations	$0.51	$(0.06)	$(0.30)	$(0.25)
Income from discontinued operation		0.03	0.03	0.10

	$0.51	$(0.03)	$(0.27)	$(0.15)

NOTE E—Comprehensive Income (Loss)

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

$(10,799)

Total comprehensive income (loss) for the three-month periods ended September 30, 2003 and 2002 was $13,932 and $(630), respectively. Total comprehensive income for the nine-month periods ended September 30, 2003 and 2002 was $447 and $1,443 respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE F—Employee Separation and Plant Closure Costs

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE F—Employee Separation and Plant Closure Costs—Continued

	Three Months Ended September 30, 2002
	Denver	Columbus	Costa Mesa	Other	Total
July 1, 2002 reserve	$923			$265	$1,188
Employee separation and plant closure costs:
Facility related closure costs	20	$334	$755		1,109
Severance and other benefits		411	122	533	1,066

	20	745	877	533	2,175
Non-cash inventory valuation in cost of sales	5	213	365		583

	25	958	1,242	533	2,758
Reserve usage	(252)	(289)	(702)	(96)	(1,339)

September 30, 2002 reserve	$696	$669	$540	$702	$2,607

	Nine Months Ended September 30, 2002
	Denver	Columbus	Costa Mesa	Other	Total
January 1, 2002 reserve				$486	$486
Employee separation and plant closure costs:
Facility related closure costs	$1,016	$334	$755		2,105
Severance and other benefits	326	411	122	519	1,378

	1,342	745	877	519	3,483
Non-cash inventory valuation in cost of sales	260	213	365		838

	1,602	958	1,242	519	4,321
Reserve usage	(906)	(289)	(702)	(303)	(2,200)

September 30, 2002 reserve	$696	$669	$540	$702	$2,607

The employee separation and plant closure costs reserve at September 30, 2002 consisted of $1,752 for lease termination and facility-related closure costs and $855 for severance and other benefits.

NOTE G—Loss on Insolvent Subsidiary

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited (“CHEL”), and all current heat exchanger manufacturing is now being conducted at the Company’s LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for a voluntary administration was approved on April 1, 2003 and an administrator was appointed. In accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company is not consolidating the accounts or financial results of CHEL subsequent to March 28, 2003 due to the assumption of control of CHEL by the insolvency administrator. Effective March 28, 2003, the Company recorded a non-cash impairment charge of $13,682 to write off its net investment in CHEL.

CHEL’s net pension plan obligations increased significantly prior to the closure of the Wolverhampton facility, primarily due to a decline in plan asset values and interest rates, resulting in an estimated plan deficit of approximately $12,000. Based on the Company’s financial condition, in March 2003 the Company determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL did not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a United Kingdom pension regulatory board, which approved the wind-up as of March 28, 2003. Included in the impairment charge of $13,682 is an estimate of certain potential liabilities, including an estimate of CHEL’s net pension plan deficit.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE H—Income Taxes

Income tax expense of $1,519 and $3,047 in the third quarter and first nine months of 2003, respectively, consists of tax benefit from reversals of domestic income tax reserves associated with resolved tax contingencies, partially offset by taxes on earnings of foreign subsidiaries, and $5,000 of deferred income tax expense.

At September 30, 2003, the Company has a net deferred tax liability of $6,723, which represents domestic and foreign deferred tax liabilities. Pursuant to Section 108 of the Internal Revenue Code, the Company lost certain tax attributes on January 1, 2004 due to the recognition of cancellation of indebtedness income in the three-month period ended September 30, 2003. Accordingly, the Company has a full valuation allowance against domestic deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” based upon management’s assessment that it is more likely than not that such deferred tax assets subject to Section 108 will not be realized.

NOTE I—Discontinued Operation and Assets Held for Sale

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—September 30, 2003

(Dollars and shares in thousands, except per share amounts)

NOTE J—Operating Segments—Continued

	Three Months Ended September 30, 2003
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$17,172	$30,382	$15,678		$63,232
Operating income (loss) (A)(B)(C)	4,712	3,451	1,265	$(2,465)	6,963

	Three Months Ended September 30, 2002
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$18,996	$34,167	$16,306		$69,469
Operating income (loss) (A)(B)(C)	5,805	987	501	$(4,529)	2,764

	Nine Months Ended September 30, 2003
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$51,638	$94,895	$50,484		$197,017
Operating income (loss) (D)(E)(F)	12,381	8,773	(9,463)	$(14,689)	(2,998)

	Nine Months Ended September 30, 2002
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$51,711	$101,578	$52,492		$205,781
Operating income (loss) (D) (F)	13,428	2,513	2,417	$(12,578)	5,780

(A)	Distribution and Storage operating income for the three months ended September 30, 2003 includes $(1,712), of employee separation and plant closure (income) costs and for the three months ended September 30, 2002 includes $1,642 of employee separation and plant closure (income) costs and $583 of inventory valuation charges related to the closure of the Company’s Denver, Colorado, Costa Mesa, California and Columbus, Ohio manufacturing facilities.

(B)	Energy and Chemicals operating income for the three months ended September 30, 2003 includes $169 of employee separation and plant closure costs related to the closure of the Company’s CHEL manufacturing facility.

(C)	Corporate operating loss for the three months ended September 30, 2003 and 2002 includes $854 and $218, respectively, of professional fees incurred related to the restructuring of the Company’s senior credit facilities.

(D)	Distribution and Storage operating income for the nine months ended September 30, 2003 and 2002 includes $(1,485) and $2,964, respectively, of employee separation and plant closure (income) costs and $440 and $838, respectively, in inventory valuation charges related to the closure of the Company’s Denver, Colorado, Costa Mesa, California and Columbus, Ohio manufacturing facilities.

(E)	Energy and Chemicals operating loss for the nine months ended September 30, 2003 includes $579 of employee separation and plant closure costs related to the closure of the Company’s CHEL manufacturing facility and $13,682 of charges to write-off the Company’s net investment in CHEL.

(F)	Corporate operating loss for the nine months ended September 30, 2003 and 2002 includes $6,046 and $3,756, respectively, of professional fees incurred related to the restructuring of the Company’s senior credit facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Emergence from Chapter 11 and Fresh-Start Accounting

On July 8, 2003, the Company and all of its then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries were included in the filing in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On September 15, 2003, the Company (as reorganized, the “Reorganized Company” or “Reorganized Chart”) and all of its then majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003 (the “Reorganization Plan”), which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Under the Reorganization Plan, the Company’s senior debt of $255.7 million and related interest and fees of $1.9 million were converted into a $120.0 million secured term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the Reorganized Company, and Chart’s $40.0 million secured debtor-in-possession financing facility was amended and restated as a $40.0 million post-bankruptcy secured revolving credit facility. In addition, on September 15, 2003, all of the Company’s common stock, warrants, options and other rights to acquire the Company’s common stock were cancelled, and the Company’s former stockholders received five percent of the initial equity of the Reorganized Company and the opportunity to acquire up to an additional five percent of equity through the exercise of new warrants.

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

The Company recorded $0.1 million of employee separation and plant closure costs in the third quarter of 2003, compared with $2.2 million of employee separation and plant closure costs in the third quarter of 2002. This income in the third quarter of 2003 includes $1.0 million of severance and lease termination expense related to the closure of the Company’s Energy & Chemicals group engineering office in Westborough, Massachusetts and $0.6 million of severance expense related to general headcount reduction throughout the Company, offset by $1.7 million of income from the reversal of lease reserves related to closed facilities where the lease payments had been fully reserved to the end of the lease, but where the Company rejected and/or settled these claims in the bankruptcy proceedings at amounts less than the original reserve. The third quarter 2002 charges included costs related to the closure of the Company’s Wolverhampton, U.K. heat exchanger manufacturing facility and its Columbus, Ohio Distribution and Storage manufacturing facility, along with other severance benefits incurred throughout the Company.

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

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited (“CHEL”), and all current heat exchanger manufacturing is now being conducted at the Company’s La Crosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. In accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company is not consolidating the accounts or financial results of CHEL subsequent to March 28, 2003 due to the assumption of control of CHEL by the insolvency administrator. Effective March 28, 2003, the Company recorded a non-cash impairment charge of $13.7 million to write off its net investment in CHEL. Included in the impairment charge of $13.7 million is an estimate of certain potential liabilities, including an estimate of CHEL’s net pension plan deficit.

The Company recorded equity income in its Coastal Fabrication joint venture of $0.04 million in the third quarter of 2003, compared with equity income of $0.1 million and $0.4 million in the third quarter and first nine months of 2002, respectively. On February 27, 2004, the Company’s Coastal Fabrication joint venture executed an agreement to redeem the joint venture partner’s 50 percent equity interest for cash consideration of $0.2 million and the possibility of additional consideration being paid based upon the number of direct labor manufacturing hours performed at the Company’s New Iberia, Louisiana facility during 2004. As a result of the elimination of the joint venture partner and the assumption of 100 percent of control by the Company, the Company will consolidate the operating results of Coastal Fabrication effective February 27, 2004. Prior to this transaction, the Company had evaluated its investment in Coastal Fabrication and determined that it was not a variable interest entity and did not need to be consolidated under FIN No. 46, “Consolidation of Variable Interest Entities.”

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

Income tax expense of $1.5 million and $3.0 million in the third quarter and first nine months of 2003, respectively, consists of tax benefit from reversals of domestic income tax reserves associated with resolved tax contingencies, offset by taxes on earnings of foreign subsidiaries, and $5,000 of deferred income tax expense. Income tax benefit of $1.4 million and $3.7 million for the third quarter and first nine months of 2002, respectively, was recorded based on the Company’s estimated 2002 annual effective tax rate.

At September 30, 2003, the Company has a net deferred tax liability of $6.7 million, which represents domestic and foreign deferred tax liabilities. Pursuant to Section 108 of the Internal Revenue Code, the Company lost certain tax attributes on January 1, 2004 due to the recognition of cancellation of indebtedness income in the three-month period ended September 30, 2003. Accordingly, the Company has a full valuation allowance against domestic deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” based upon management’s assessment that it is more likely than not that such deferred tax assets subject to Section 108 will not be realized.

As a result of the foregoing, the Company reported net income for the third quarter of 2003 of $13.7 million, or $0.51 per diluted share, versus a net loss of $0.7 million, or $0.03 per diluted share, for the third quarter of 2002. The Company reported a net loss for the first nine months of 2003 of $7.1 million, or $0.27 per diluted share, versus a net loss of $3.8 million, or $0.15 per diluted share, for the first nine months of 2002.

Liquidity and Capital Resources

Cash provided by continuing operations in the first nine months of 2003 was $19.5 million compared with $6.6 million provided in the first nine months of 2002. The Company’s 2003 operating cash flow reflected significant improvement in inventory and other current assets as the Company reduced inventory levels, and increases in accounts payable and other current liabilities as the Company returned to normal payment terms with the majority of its vendors, rather than paying in advance or on relatively short terms, and temporarily delayed until January 2004 the payment of certain professional fees related to the bankruptcy filing until they were approved for payment by the Bankruptcy Court. These items were partially offset by reductions in advance payments on large projects. The Company successfully managed its working capital in the third quarter of 2003 and throughout the bankruptcy filing period, and did not borrow any funds on its debtor-in- possession credit facility or its new revolving credit facility.

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

On July 8, 2003, the Company and all of its then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. In conjunction with the filing of its Reorganization Plan, on July 17, 2003, the Company entered into a debtor-in-possession credit facility (the “DIP Credit Facility”) with certain of its senior lenders. The DIP Credit Facility provided a revolving credit line of $40.0 million, of which $30.0 million could also be used for the issuance of letters of credit. On August 13, 2003 the Bankruptcy Court entered a final order approving the DIP Credit Facility. The Company issued certain letters of credit but did not borrow any funds under the DIP Credit Facility, which matured on September 15, 2003, the bankruptcy consummation date.

On September 15, 2003, the Company and all of its then majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Reorganization Plan, which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Effective September 15, 2003, the Company entered into a new term loan agreement and revolving credit facility (collectively, the “Credit Facility”) and granted a security interest in substantially all of the assets of the Company to the agent bank as representative of the senior lenders. The Credit Facility provides a term loan of $120.0 million with final maturity in 2009 and a revolving credit line of $40.0 million that expires on September 15, 2008, of which $30.0 million may be used for the issuance of letters of credit. Under the terms of the Credit Facility, term loans bear interest, at the

Company’s option, at rates equal to the prime rate plus 2.50 percent or LIBOR plus 3.50 percent and the revolving credit line bears interest, at the Company’s option, at rates equal to the prime rate plus 1.50 percent or LIBOR plus 2.50 percent. The Company is also required to pay a commitment fee of 0.375 percent per annum on the unused amount of the revolving credit line of the Credit Facility.

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

As previously discussed, on March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. CHEL’s net pension plan obligations increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in an estimated plan deficit of approximately $12.0 million. Based on the Company’s financial condition, in March 2003 the Company determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL did not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a United Kingdom pension regulatory board, which approved the wind-up as of March 28, 2003. Included in the impairment charge of $13.7 million that the Company recorded in the first quarter of 2003 is an estimate of certain potential liabilities, including an estimate of the net pension plan deficit.

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

Distribution and Storage orders for the third quarter of 2003 totaled $30.0 million, compared with $35.5 million for the second quarter of 2003. Distribution and Storage backlog at September 30, 2003 totaled $24.8 million, compared with $26.0 million at June 30, 2003. The weak global industrial gas market during the third quarter of 2003 continued to hurt this segment.

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

Fresh-Start accounting requires the selection of appropriate accounting policies for the Reorganized Company. The significant accounting policies previously used by the Predecessor Company will continue to be used by the Reorganized Company except for certain policies related to inventory valuation and the policy for estimating the accounts receivable allowance for doubtful accounts. As of September 30, 2003, the Company changed its method of accounting for inventories at sites of the Company’s Chart Heat Exchangers Limited Partnership legal entity and former Process Systems, Inc. legal entity from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method since the value of inventory on the LIFO method was approximately equal to the value on a FIFO basis. As of September 30, 2003, the Company changed its policy for estimating reserves for slow moving and obsolete inventories by utilizing inventory aging reports indicating how long specific inventory items were on-hand without any usage, in addition to the forecasted inventory usage reports previously utilized, and by adopting updated historical obsolescence experience rates. Additionally, as of September 30, 2003, the Company changed its policy for estimating the accounts receivable allowance for doubtful accounts by calculating the age of the receivable based on the invoice due date, as opposed to the invoice issuance date, and by adopting updated historical bad-debt experience rates.

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

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q/A includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company and could reduce the liquidity of the Company’s common stock and warrants: (a) general economic, political, business and market conditions and foreign currency fluctuations; (b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) the effectiveness of operational changes expected to increase efficiency and productivity; (f) the ability of the Company to manage its fixed-price contract exposure; (g) the ability of the Company to pass on increases in raw material prices, including as a result of tariffs; (h) the Company’s relations with its employees; (i) litigation and disputes involving the Company, including the extent of product liability, pension and severance claims asserted against the Company; (j) variability in the Company’s operating results; (k) the ability of the Company to attract and retain key personnel; (l) the costs of compliance with environmental matters and responding to potential environmental liabilities; (m) the ability of the Company to protect its proprietary information; (n) the ability of the Company to access additional sources of capital and sell certain assets on acceptable terms; (o) the ability of the Company to successfully realize operational restructuring savings and execute operational restructuring initiatives without unanticipated costs; (p) the ability of the Company to satisfy covenants under its Credit Facility and pay down its debt; (q) the insolvency of CHEL and the commencement of its administration proceedings in the United Kingdom, including the potential liability of the Company with respect to CHEL’s obligations; and (r) the threat of terrorism and the impact of responses to that threat.

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

The Company’s management has reviewed the circumstances that led to the restatement of results reflected in this report and concluded that this was an isolated incident and not indicative of a systemic failure of the controls over financial reporting.

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

See the Exhibit Index on page 31 of this Form 10-Q.

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

Chart Industries, Inc.

(Registrant)

Date: March 30, 2004	/s/ MICHAEL F. BIEHL

Michael F. Biehl Chief Financial Officer and Treasurer (Duly Authorized, Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1	Asset Purchase Agreement among GT Acquisition Company and Greenville Tube, LLC, dated July 1, 2003

2.2	Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003	(A)

2.2	Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. § 1129(a) and (b) and Fed. R. Bankr. P. 3020 (I) Confirming Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, (II) Approving Disclosure Statement and (III) Approving Solicitation Procedures, entered September 4, 2003	(B)

3.1	Amended and Restated Certificate of Incorporation of Chart Industries, Inc., as filed with the Secretary of State of the State of Delaware on September 15, 2003	(B)

3.2	Amended and Restated By-Laws of Chart Industries, Inc., effective September 15, 2003	(B)

4.1	Warrant Agreement between Chart Industries, Inc. and National City Bank, as Warrant Agent, dated September 15, 2003, including Form of Warrant Certificate	(B)

4.2	Specimen certificate of the Common Stock of the Company

10.1	Term Loan Agreement among Chart Industries, Inc., the Subsidiary Guarantors Party hereto, the Lenders Party hereto and JPMorgan, as Administrative Agent, dated September 15, 2003	(B)

10.2	Amended and Restated Revolving Credit Agreement among Chart Industries, Inc., the Subsidiary Guarantors Party hereto, the Lenders Party hereto and JPMorgan, as Administrative Agent, dated September 15, 2003	(B)

10.3	Amended and Restated Security Agreement among Chart Industries, Inc., the Subsidiary Guarantors party hereto and JPMorgan, as Collateral Agent, dated September 15, 2003	(B)

10.4	Collateral Agency and Intercreditor Agreement among: Chart Industries, Inc; JPMorgan Chase Bank, as Revolving Credit Agent under the Revolving Credit Agreement; JPMorgan Chase Bank, as Term Loan Agent under the Term Loan Agreement; and JPMorgan Chase Bank, in its capacity as Collateral Agent, dated September 15, 2003	(B)

10.5	Investor Rights Agreement by and among Chart Industries, Inc. and the Stockholder parties thereto, dated September 15, 2003	(A)

10.6	Escrow Agreement, dated as of July 10, 2003, by and among JP Morgan Chase Bank, each of the directors and senior officers of Chart Industries, Inc. signatory thereto and Christiana Corporate Services, Inc., as Escrow Agent

10.7	Form of Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(A)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K/A, dated September 4, 2003 (Commission File No. 1-11442).

(B)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated September 4, 2003 (Commission File No. 1-11442).