Form 10-K
period 2003-12-31
CHART INDUSTRIES INC
filed 2004-03-30
CIK 892553

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-11442

Chart Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	34-1712937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5885 Landerbrook Drive, Suite 205, Cleveland, Ohio	44124
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (440) 753-1490

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Title of Class

Warrants to Purchase Common Stock

Title of Class

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

As of March 15, 2004, the registrant had 5,354,128 shares of Common Stock outstanding.

As of June 30, 2003, the last business day of the Company’s most recently completed second fiscal quarter, the aggregate market value of Common Stock of the registrant held by non-affiliates was $3,452,214 (based upon the average bid and asked price of $0.18 per share of the registrant’s pre-bankruptcy Common Stock on the OTC Pink Sheets on June 30, 2003). For purposes of this calculation, the registrant deems the 7,157,796 shares of the registrant’s pre-bankruptcy Common Stock held by all of its Directors and executive officers as of such date to be the shares of Common Stock held by affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders planned to be held on May 20, 2004 are incorporated by reference into Part III of this Form 10-K.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2003.

Forward-Looking Statements

Chart Industries, Inc. (the “Company” or “Chart”) is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations) or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others (including those described in Item 7 below under “Certain Factors that May Affect Future Results and Financial Condition”), could affect its future performance and the liquidity of the Company’s equity securities and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company:

•	general economic, political, business and market conditions and foreign currency fluctuations

•	competition

•	decreases in spending by the Company’s industrial customers or the failure of the Company’s industrial customers to make anticipated increases in spending

•	the loss of a major customer or customers

•	the effectiveness of operational changes expected to increase efficiency and productivity

•	the ability of the Company to manage its fixed-price contract exposure

•	the ability of the Company to pass on increases in raw material prices

•	the Company’s relations with its employees

•	litigation and disputes involving the Company, including the extent of product liability, pension and severance claims asserted against the Company

•	variability in the Company’s operating results

•	the ability of the Company to attract and retain key personnel

•	the costs of compliance with environmental matters and responding to potential environmental liabilities

•	the ability of the Company to protect its proprietary information

•	the ability of the Company to sell certain assets on acceptable terms

•	the ability of the Company to successfully realize operational restructuring savings and execute operational restructuring initiatives without unanticipated costs

•	the ability of the Company to satisfy covenants under its senior term loan and revolving credit facility and pay down its debt

•	the insolvency of the Company’s Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited (“CHEL”) and the commencement of CHEL’s administration proceedings in the United Kingdom, including the potential liability of the Company with respect to CHEL’s obligations

•	the threat of terrorism and the impact of responses to that threat

PART I

Item 1.	Business

General

The Company was organized in June 1992 as a Delaware corporation to serve as a holding company for the operations described herein. As used herein, the terms “Company” or “Chart” mean Chart Industries, Inc., its subsidiaries and its predecessors, unless the context otherwise indicates. The Company’s executive offices are located at 5885 Landerbrook Drive, Suite 205, Cleveland, Ohio 44124, and its telephone number is (440) 753-1490.

The Company manufactures standard and engineered equipment primarily used for low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0° Kelvin; -273° Centigrade; -459° Fahrenheit). The majority of the Company’s products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and use of industrial gases and hydrocarbons.

On April 12, 1999, the Company acquired the common stock of MVE Holdings, Inc. (“MVE”) for approximately $2.2 million in cash, redeemed the preferred stock of MVE for approximately $74.6 million and paid approximately $156.1 million to retire MVE’s existing debt obligations. The acquisition of MVE significantly increased the size of the Company and provided other markets for the Company to serve, principally those served by the Company’s Distribution and Storage and Biomedical segments.

Chapter 11 Filing and Emergence

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

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of fresh-start accounting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) (“Fresh-Start accounting”). The Company used September 30, 2003 as the date for adopting Fresh-Start accounting in order to coincide with the Company’s normal financial closing for the month of September 2003. Upon adoption of Fresh-Start accounting, a new reporting entity was deemed to be created and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of Fresh-Start accounting (the “Predecessor Company”) for periods ended prior to September 30, 2003 are not necessarily comparable to those of the Reorganized Company. In this Annual Report on Form 10-K, references to the Company’s nine-month period ended September 30, 2003 and all periods ended prior to September 30, 2003 refer to the Predecessor Company.

SOP 90-7 requires that financial statements for the period following the Chapter 11 filing through the bankruptcy confirmation date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business, including adjustments to fair value assets and liabilities and the gain on the discharge of pre-petition debt, are reported separately as reorganization items, net, in the other (income) expense section of the Predecessor Company’s consolidated statement of operations.

Fresh-Start Adjustments: In accordance with Fresh-Start accounting, all assets and liabilities were recorded at their respective fair values as of September 30, 2003. Such fair values represent the Company’s best estimates based on independent appraisals and valuations.

To facilitate the calculation of the enterprise value of the Reorganized Company, the Company developed a set of five-year financial projections. Based on these financial projections, the enterprise value was determined by a financial advisor, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows derived from the financial projections, including an assumption for a terminal value, discounted back at the Reorganized Company’s estimated weighted average cost of capital. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions, none of which are guaranteed. For Fresh-Start accounting purposes, the estimated enterprise value of the Reorganized Company was calculated to be $190.4 million. In applying Fresh-Start accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the restructuring of the Company’s capital structure and resulting discharge of the senior lender’s pre-petition debt, resulted in net other income of $5.7 million in the third quarter of 2003. The reorganization value exceeded the fair value of the Reorganized Company’s assets and liabilities, and this excess is reported as reorganization value in excess of amounts allocable to identifiable assets in the Reorganized Company’s consolidated balance sheet.

Segments and Products

The Company’s operations are organized within three segments: Biomedical, Distribution and Storage and Energy and Chemicals. Further information about these segments is located in Note L to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Biomedical Segment

The Biomedical segment, which accounted for 25 percent of the Company’s sales in 2003, consists of various product lines built around the Company’s core competencies in cryogenics but with a focus on the medical and biological end users of the liquids and gases instead of the large producers and distributors of cryogenic liquids. The Company’s products in the Biomedical segment include the following:

Medical Products

The medical oxygen product line is comprised of a limited range of medical respiratory products, including liquid oxygen systems, ambulatory oxygen systems and oxygen concentrators, all of which are used for the in-home supplemental oxygen treatment of patients with chronic obstructive pulmonary diseases, such as bronchitis, emphysema and asthma.

Individuals for whom supplemental oxygen is prescribed generally purchase or rent an oxygen system from a home healthcare provider or medical equipment dealer. The provider/dealer or physician usually selects which type of oxygen system to recommend to its customers: liquid oxygen systems, oxygen concentrators or high-pressure oxygen cylinders. Of these modalities, liquid oxygen is generally believed by physicians to offer greater long-term therapeutic benefits by providing the option of increased patient ambulation.

As part of its medical products, the Company has also developed a telemetry product line that focuses primarily on providing distribution routing data to distributors of home health care oxygen. The Company expects this business will expand into other areas of liquid distribution, such as beverage carbon dioxide (“CO2”) and micro-bulk industrial gases, as the product gains market visibility. The routing data provided has proven to lower distribution costs and make the supply of liquid oxygen more competitive than the existing modes of supply.

The Company’s primary competitor in the medical products line is Puritan-Bennett, a division of Tyco International, Ltd. The Company believes that competition for liquid oxygen systems is based primarily upon product performance, reliability, ease-of-service and price and focuses its marketing strategies on these considerations.

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

Magnetic Resonance Imaging (“MRI”) Components

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

The Company currently sells all of its MRI components to General Electric Company (“GE”), a leading worldwide manufacturer of MRI equipment.

Distribution and Storage Segment

Through its Distribution and Storage segment, which accounted for 48 percent of the Company’s sales in 2003, the Company is a leading supplier of cryogenic equipment to the global bulk and packaged industrial gas markets. Demand for the products supplied by this segment is driven primarily by the significant installed base of users of cryogenic liquids as well as new applications and distribution technologies for cryogenic liquids. The Company’s products span the entire spectrum of the industrial gas market from small customers requiring cryogenic packaged gases to large users requiring custom engineered cryogenic storage systems. The Company’s products in the Distribution and Storage segment include the following:

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

Cryogenic Packaged Gas Systems

The Company is a leading supplier of cryogenic packaged gas systems of various sizes ranging from 160 liters to 2,000 liters. Cryogenic liquid cylinders are used extensively in the packaged gas industry to allow smaller quantities of liquid to be easily delivered to the customers of the industrial gas distributors on a full-for-empty or fill on site basis. Principal customers for the Company’s liquid cylinders are the same global industrial gas producers and the North American industrial gas distributors who purchase the Company’s cryogenic bulk storage systems. The Company competes on a worldwide basis primarily with Harsco in this product area. The Company has developed two technologies in the packaged gas product area: ORCA® Micro-Bulk systems and Tri-fecta® Laser Gas assist systems. ORCA® Micro-Bulk systems bring the ease of use and distribution economics of bulk gas supply to customers formerly supplied by high pressure or cryogenic liquid cylinders. The ORCA® Micro-Bulk system is the substantial market leader in this growing product line. The Tri-fecta® Laser Gas assist system was developed to meet the “assist gas” performance requirements for new high powered lasers being used in the metal fabrication industry.

Cryogenic Systems and Components

The Company’s line of cryogenic components, including vacuum-insulated pipe, engineered bulk gas installations and specialty liquid nitrogen end-use equipment are recognized in the market for their reliability, quality and performance. These products are sold to the Company’s heat exchanger and cold box customers in the industrial gas and hydrocarbon processing industries, as well as to a diverse group of customers in those and other industries. The Company competes with a number of suppliers of cryogenic systems and components, including Acme Cryogenics, Vacuum Barriers and others.

Beverage Liquid CO2 Systems

This product line consists primarily of vacuum-insulated, bulk liquid CO2 containers used for beverage carbonation in restaurants, convenience stores and cinemas, in sizes ranging from 100 pounds to 750 pounds of liquid CO2 storage. The Company also manufactures and markets non-insulated, bulk fountain syrup containers for side-by-side installation with its CO2 systems. The Company’s beverage systems are sold to national restaurant chains, soft drink companies and CO2 distributors. The Company’s primary competitors for its bulk liquid CO2 beverage delivery systems are producers of high-pressure gaseous CO2 systems and sellers of bulk liquid CO2 beverage systems.

The Company has also begun to market cryogenic and non-cryogenic nitrogen dispensing systems for use in conjunction with the Company’s beverage liquid CO2 systems for the dispensing of draught beer. These mixed gas dispense systems serve a major share of the beverage market in the United Kingdom, and the Company is leading the market penetration of these systems in North America.

Cryogenic Services

The Company operates three locations providing installation, service and maintenance of cryogenic products including storage tanks, liquid cylinders, cryogenic trailers, cryogenic pumps and vacuum-insulated pipe.

Energy and Chemicals Segment

The Company’s principal products within the Energy and Chemicals segment, which accounted for 27 percent of sales in 2003, are focused on process equipment, primarily heat exchangers, coldboxes and liquefied natural gas (“LNG”) fuel systems, used by major natural gas, petrochemical processing and industrial gas companies in the production of their products.

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

Management anticipates the return of demand for its heat exchangers in 2004, resulting substantially from anticipated increased activity in the LNG, petrochemical and natural gas segments of the hydrocarbon processing market. In particular, management believes that continuing efforts by petroleum producing countries to make better use of stranded natural gas and previously flared gases, as well as efforts to broaden their industrial base, present a promising source of demand for the Company’s heat exchangers and cold box systems. Demand for heat exchangers in developed countries is expected to continue as firms upgrade their facilities for greater efficiency and regulatory compliance. Historic demand for heat exchangers has cycled to very low levels and typically recovered to new peak requirements. To more effectively balance the Company’s production capacity with worldwide demand, the Company now operates only one heat exchanger facility, located in the United States. The Company announced the closure of its heat exchanger manufacturing facility in Wolverhampton, United Kingdom, in 2002 and completed the closure in the first quarter of 2003.

The Company’s principal competitors for heat exchangers are Linde, Sumitomo, Kobe and Nordon. Management believes that the Company is the only producer of large brazed aluminum heat exchangers in the United States and is the leader in the global heat exchanger market. Major customers for the Company’s heat exchangers in the industrial gas market include Air Liquide, Air Products, MG Industries and Praxair. In the hydrocarbon processing market, major customers include BP Amoco/Arco, Exxon/Mobil, Chevron/Texaco, Conoco/Phillips and contractors such as ABB Lummus, Bechtel and KBR.

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

The Company has a number of competitors for fabrication of cold boxes, including Linde, Air Products and many smaller fabrication-only facilities around the world. Principal customers for the Company’s cold boxes include Air Liquide, ABB Lummus, BP Amoco/Arco, Bechtel, Lurgi, Stone and Webster, and KBR.

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

Market Overview

The Company is committed to being the preferred global supplier of standard and engineered equipment required throughout the cryogenic liquid supply chain. This liquid supply chain spans all the major market steps and includes cryogenic liquid production, purification, distribution, storage and many end-user applications where cryogenic liquids are finally converted into the desired gases. To achieve this goal, the Company serves a wide variety of markets including industrial gas, hydrocarbon processing, alternative transportation fuels, home healthcare and biomedical research, to name just a few.

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

The home healthcare and biomedical research markets are served principally by the Company’s Biomedical segment. Management expects these markets to continue to grow due to the aging of the baby-boomer generation and initiatives in response to bio-terrorism, which include the use of biological agents as weapons. The aging of the U.S. population is anticipated to create an increase in the number of home-health patients (and healthcare patients in general), especially as home-based care is seen as more cost-effective than institutional care. This factor, coupled with an increased focus on quality of care, is expected to increase the demand for respiratory therapy and home-based oxygen devices, which the Biomedical segment’s products service. Similarly, the development of initiatives in response to acts of bio-terrorism should drive greater demand for the Company’s biological storage products, in particular for storing tissue and bacteria samples. Growth in this market is further driven by pharmaceutical research and developmental expenses, and increases in National Institute of Health funding and genomics research funding.

Management believes that global expansion of the markets that the Company serves provides an attractive opportunity for growth. Prior to 2003, the sources of the Company’s international business principally have been its large domestic-based customers, who are aggressively expanding into international markets, and large foreign-based companies with significant U.S. operations. This trend continued in 2003, but the Company’s international operations in Australia, China, Czech Republic, Germany and the United Kingdom also experienced increases in their local markets as they expanded to include customers that are principally foreign-based. This overall growth in international markets is due to several factors, including rapid growth in the use of industrial gases in developing countries, particularly in Asia, the use of LNG as an alternative vehicle fuel and power-generating feedstock, the migration from high-pressure cylinders to liquid cylinders and the use of telemetry to improve distribution logistics. This growth has led to an overall increase in the percentage of the Company’s international sales, which were 49 percent in 2003, compared with 33 percent in 2002 and 34 percent in 2001. Further information about the Company’s international business, deferred taxes and long-lived assets is located in Notes A, F and L, respectively, to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Marketing

The Company markets its products and services throughout the world primarily through 114 direct sales personnel and through independent sales representatives and distributors. The technical and custom design nature of the Company’s products requires a professional, highly trained sales force. While each salesperson and sales representative is expected to develop a highly specialized knowledge of one product or group of products within a segment of the Company, each salesperson and certain sales representatives are now able to sell many products from different segments to a single customer. The Company uses independent sales representatives and distributors to market its products and services in certain foreign countries that the Company serves and in certain North American markets. These independent sales representatives supplement the Company’s direct sales force in dealing with language and cultural matters. The Company’s domestic and foreign independent sales representatives earn commissions on sales, which vary by product type.

Backlog

The dollar amount of the Company’s backlog at December 31, 2003 and 2002 was $49.6 million and $68.7 million, respectively. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. All of the Company’s December 31, 2003 backlog is scheduled to be recognized as sales during 2004. Backlog can be significantly affected by the timing of orders for large products, particularly in the Energy and Chemicals segment, and the amount of backlog at December 31, 2003 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Further information about the Company’s backlog, including backlog by segment, is located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Customers

The Company sells its products to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing industries in countries all over the world. Approximately 49 percent, 33 percent and 34 percent of sales were international in 2003, 2002 and 2001, respectively. While no single customer exceeded ten percent of consolidated sales in 2003, 2002 or 2001, sales to the Company’s top ten customers accounted for 43 percent, 41 percent and 40 percent of consolidated sales in 2003, 2002 and 2001, respectively. The Company’s sales to particular customers fluctuate from period to period, but the gas producer customers of the Company’s Energy and Chemicals segment tend to be a consistently large source of revenue for the Company. To minimize credit risk from trade receivables, the Company reviews the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitors the financial condition of customers to help ensure timely collections and to minimize losses. Additionally, for certain domestic and foreign customers, particularly in the Energy and Chemicals segment, the Company requires advance payments, letters of credit and other such guarantees of payment. Certain customers also require the Company to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order. The Company believes its relationships with its customers are generally good, but were strained by the prolonged restructuring of the Company’s senior debt and the resultant reorganization under Chapter 11 of the U.S. Bankruptcy Code.

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

Raw Materials and Suppliers

The Company manufactures most of the products it sells. The raw materials used in manufacturing include aluminum sheets, bars, plate and piping, stainless steel strip, heads, plate, piping, valves and gauges, palladium oxide, carbon steel heads and plate and nine percent nickel steel heads and plate. Most raw materials are available from multiple sources of supply. The Company believes its relationships with its raw material suppliers and other vendors are generally good, but were strained by the prolonged restructuring of the Company’s senior debt and the resultant reorganization under Chapter 11 of the U.S. Bankruptcy Code. These relationships were improved by the fact that the Company paid all vendors in full for both pre-petition and post-petition liabilities during its reorganization.

Commodity metals used by the Company have experienced fluctuations in price. The Company has generally been able to recover the costs of price increases through its contracts with customers. The Company foresees no acute shortages of any raw materials that would have a material adverse effect on its operations.

Employees

As of December 31, 2003, the Company had 1,524 employees, including 1,044 domestic employees and 480 international employees. These employees consisted of 457 salaried, 433 union hourly and 634 non-union hourly employees. The salaried employees included 87 engineers and draft-persons and 370 other professional, technical and clerical personnel.

The Company is a party to three collective bargaining agreements through its operating subsidiaries. The agreement with the International Association of Machinists and Aerospace Workers covering 196 employees at the Company’s La Crosse, Wisconsin heat exchanger facility expires February 3, 2007. The agreement with the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers covering 44 employees at the Company’s Plaistow, New Hampshire facility expires August 25, 2006. In 2004, the Company also entered into a final settlement and termination of bargaining relationship agreement with its Plaistow employees related to the pending closure of this facility. The agreement with the United Steel Workers covering 193 employees at the Company’s New Prague, Minnesota facility expires January 15, 2006. Since the acquisition of each of its operating units, the Company has not had any work stoppages or strikes. The Company believes its relationships with its employees are generally good.

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

The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believes it is currently in substantial compliance with all known environmental regulations. The Company accrues for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 10 to 15 years as ongoing costs of remediation programs. Although the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. The Company believes that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations.

Available Information

The Company’s Internet website address is www.chart-ind.com. The Company makes available free of charge on www.chart-ind.com its annual, quarterly and current reports, proxy statements and other documents as soon as reasonably practical after the Company electronically files such material with, or furnishes it to, the SEC. However, the information found on the Company’s website is not part of this Annual Report on Form 10-K or any other report or statement that the Company files with the SEC. The public may read and copy any material that the Company files with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website, www.sec.gov, that contains reports, proxy statements and other information filed by the Company with the SEC.

Item 2.	Properties

The Company occupies 18 principal facilities totaling approximately 1.7 million square feet, with the majority devoted to manufacturing, assembly and storage. Of these manufacturing facilities, approximately 1.5 million square feet are owned and 0.2 million square feet are occupied under operating leases. The Company considers its manufacturing facilities more than sufficient to meet its current and planned operational needs. The Company leases approximately 6,800 square feet for part of its executive offices in Cleveland, Ohio. The Company’s owned facilities in the United States are subject to mortgages securing the Company’s senior term loan and revolving credit facilities.

As further described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note D to the Company’s consolidated financial statements included in Items 7 and 8, respectively, of this Annual Report on Form 10-K, which are incorporated herein by reference, as a result of its operational restructuring activities, the Company is in the process of closing its Biomedical segment manufacturing and office facility in Burnsville, Minnesota and warehouse and sales office in Solingen, Germany, and its Distribution and Storage manufacturing facility in Plaistow, New Hampshire. The Company is currently attempting to sell its Burnsville, Minnesota manufacturing and office facility and a vacant building located at its New Prague, Minnesota facility. The proceeds of such sales will be used to pay down debt outstanding under an industrial revenue bond and the balance will be available for working capital purposes.

The following table sets forth certain information about facilities occupied by the Company as of March 2004:

Location	Segment	Sq. Ft.	Ownership	Use
Burnsville, Minnesota (1)	Biomedical	91,700	Owned	Manufacturing/Office
Denver, Colorado	Biomedical	109,000	Owned	Manufacturing/Office
Middlesex, United Kingdom	Biomedical	8,000	Leased	Office/Warehouse
Middlesex, United Kingdom (2)	Biomedical	7,500	Leased	Warehouse
Solingen, Germany (1)	Biomedical	2,600	Leased	Office/Warehouse
Yennora, Australia	Biomedical	7,000	Leased	Office/Warehouse
Plaistow, New Hampshire (1)	Distribution & Storage	164,400	Owned	Manufacturing/Office
Canton, Georgia	Distribution & Storage	138,000	Owned	Manufacturing/Office
Houston, Texas	Distribution & Storage	22,000	Owned	Manufacturing
Holly Springs, Georgia	Distribution & Storage	6,000	Leased	Manufacturing
New Prague, Minnesota New Prague, Minnesota New Prague, Minnesota New Prague, Minnesota New Prague, Minnesota (1)	Distribution & Storage Distribution & Storage Distribution & Storage Distribution & Storage Distribution & Storage	200,000 15,000 6,000 16,000 8,000	Owned Owned Owned Owned Owned	Manufacturing Manufacturing Manufacturing Office Manufacturing
Decin, Czech Republic	Distribution & Storage	493,000	Owned	Manufacturing/Office
Solingen, Germany	Distribution & Storage	3,000	Leased	Office
Zhangiajang, China	Distribution & Storage	30,000	Leased	Manufacturing
Changzhou, China	Distribution & Storage	21,500	Leased	Manufacturing/Office
La Crosse, Wisconsin	Energy & Chemicals	149,000	Owned	Manufacturing/Office
Wolverhampton, United Kingdom	Energy & Chemicals	1,600	Leased	Office
New Iberia, Louisiana	Energy & Chemicals	62,400	Leased	Manufacturing
Houston, Texas	Energy & Chemicals	13,100	Leased	Office
Clarksville, Arkansas (3)	Corporate	110,000	Owned	Manufacturing/Office
Cleveland, Ohio	Corporate	6,800	Leased	Office

(1)	Recently closed or subject to closure and/or sale as described above.

(2)	Facility is leased on a month-to-month basis and will be vacated upon completion of the move into the other Middlesex, United Kingdom facility.

(3)	Facility is leased from the Company with a purchase option, by the company that purchased certain assets and liabilities of the Company’s former Greenville Tube, LLC stainless steel tubing business.

Item 3.	Legal Proceedings

The Company was named as a defendant in several similar civil cases pending related to an accident occurring on December 7, 2000 at a nursing home outside Dayton, Ohio. A nitrogen tank was connected to the nursing home’s oxygen system resulting in the immediate death of four elderly patients and injuries to three additional patients from inhaling the nitrogen. The seven claims originally filed against the Company in these cases included negligence, strict product liability, failure to warn, negligence per se, breach of warranty, punitive damages, wrongful death, loss of consortium and negligent infliction of emotional distress. The allegations underlying the claims include defective or deficient manufacture, construction, design, labeling, formulation and warnings with regard to a cylinder. Certain co-defendants were criminally indicted in this matter. The Company, however, was never indicted. The trial in the criminal matter of the State of Ohio vs. BOC Gases, et al., was heard in May 2002. The trial lasted three days and resulted in a directed verdict in favor of the defendants. A second criminal trial, State of Ohio vs. I.H.S. Carriage-by-the-Lake, concluded in October 2002. I.H.S. Carriage-by-the-Lake, Inc. (“IHS”) plead guilty to four counts of involuntary manslaughter. IHS was fined $60,000 and ordered to undergo a three-year court-ordered operational change. The Company was subsequently dismissed from three of the civil cases. On February 10, 2004, the plaintiffs dismissed the four remaining cases.

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by CHEL, and all current heat exchanger manufacturing is being conducted at the Company’s LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. Additionally, CHEL’s net pension plan obligations increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in an estimated plan deficit of approximately $12 million. Based on the Company’s financial condition, in March 2003 the Company determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL did not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a United Kingdom pension regulatory board, which approved the wind-up as of March 28, 2003. At the present time, the Company is unable to determine the financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. The Company can provide no assurance that claims will not be asserted against the Company for these obligations of CHEL. To the extent the Company has significant liability with respect to CHEL’s obligations as a result of CHEL’s insolvency, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

On July 8, 2003, the Company and all of its then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries were included in the filing in the Bankruptcy Court. On September 15, 2003, the Company (as reorganized, the “Reorganized Company”) and all of its majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003 (the “Reorganization Plan”), which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Under the Reorganization Plan, the Company’s senior debt of $255.7 million and related interest and fees of $1.9 million were converted into a $120.0 million secured term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the Reorganized Company, and the Company’s $40.0 million secured debtor-in-possession financing facility was amended and restated as a $40.0 million post-bankruptcy secured revolving credit facility. In addition, on September 15, 2003, all of the Company’s common stock, warrants, options and other rights to acquire the Company’s common stock were cancelled, and the Company’s former stockholders received five percent of the initial equity of the Reorganized Company and the opportunity to acquire up to an additional five percent of equity through the exercise of new warrants. Further information concerning the Company’s Chapter 11 reorganization is set forth in the Reorganization Plan and the related Confirmation Order of the Bankruptcy Court, which were filed as exhibits to the Company’s Current Reports on Form 8-K and Form 8-K/A, each dated September 4, 2003. The Company continues to resolve a number of proofs of claim asserted in the bankruptcy proceedings, including a finder’s fee claim asserted in the amount of $2.3 million by a former significant stockholder of the Company, against which the Company has filed an objection in the U.S. Bankruptcy Court and will vigorously defend if necessary.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

Certain information as of March 30, 2004 regarding each of the Company’s executive officers is set forth below:

Name	Age	Position
Samuel F. Thomas	52	Chief Executive Officer and President, Director
Michael F. Biehl	48	Chief Financial Officer and Treasurer
Charles R. Lovett	60	Vice President of Manufacturing

Samuel F. Thomas has been Chief Executive Officer and President of the Company since October 2003. Prior to joining the Company, Mr. Thomas was Executive Vice President of Global Consumables at ESAB Holdings Ltd. (“ESAB”), a manufacturer of consumables and equipment for welding and cutting processes and applications, headquartered in London, United Kingdom. In addition to his most recent position at ESAB, Mr. Thomas was responsible for several other divisions within ESAB at various times during his employment. Prior to joining ESAB in February 1999, Mr. Thomas was Vice President of Friction Products for Federal Mogul, Inc. Mr. Thomas completed the Advanced Management Program at INSEAD in Fontainebleau, France and also holds a BSME degree from the Rensselaer Polytechnic Institute in Troy, New York.

Michael F. Biehl has been the Chief Financial Officer and Treasurer of the Company since July 2001. Prior to joining the Company, Mr. Biehl served as Vice President, Finance and Treasurer at Oglebay Norton Company, a publicly held company that provides industrial minerals to a broad range of industries. Prior to joining Oglebay Norton in 1992, Mr. Biehl worked in the audit practice of Ernst & Young, LLP in Cleveland, Ohio from 1978 to 1992. Mr. Biehl, a Certified Public Accountant, holds a BBA in Accounting from Ohio University and an MBA from Northwestern University’s Kellogg Graduate School of Management.

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

Directors of the Registrant

Certain information as of March 30, 2004 regarding each of the Company’s Directors is set forth below:

William T. Allen.    Mr. Allen has served as a Director of the Company since September 2003. Mr. Allen is a Managing Director at TRG, a turnaround and crisis management firm.

Oliver C. Ewald.    Mr. Ewald was appointed as a Director of the Company in February 2004. Mr. Ewald is a Principal at the Audax Group, a private investment management firm that specializes in investing in middle market companies and managing equity and debt funds for investment in companies at various stages of business growth.

Michael P. Harmon.    Mr. Harmon has served as a Director of the Company since September 2003. He is a Senior Vice President in the Principal Activities Group of Oaktree Capital Management, LLC (“Oaktree”), a private investment management firm that specializes in inefficient markets and alternative investments.

Arthur S. Holmes.    Mr. Homes has served as a Director of the Company since its formation in June 1992. Mr. Holmes retired as Chairman and Chief Executive Officer of the Company in late 2003.

Stephen A. Kaplan.    Mr. Kaplan has served as a Director of the Company since September 2003. He is a principal of Oaktree and the co-head of Oaktree’s Principal Activities Group.

Samuel F. Thomas.    Mr. Thomas has been Chief Executive Officer, President and a Director of the Company since October 2003.

Timothy J. White.    Mr. White has served as a Director of the Company since September 2003. He is a Managing Director at the Audax Group.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Dividends

Prior to April 4, 2003, the Predecessor Company’s common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “CTI.” The Predecessor Company was notified on April 4, 2003 that its common stock was being immediately suspended from trading on the NYSE and that the delisting of the Predecessor Company’s common stock from the NYSE was pending the completion of applicable procedures due to the Company’s inability to meet the NYSE continued listing criteria. From April 4, 2003 through September 15, 2003, the Predecessor Company’s common stock was traded on the over-the-counter (“OTC”) market Pink Sheets under the symbol “CTIT.” Upon the Predecessor Company’s emergence from Chapter 11 bankruptcy proceedings on September 15, 2003, all previously issued common stock was cancelled and new common stock was issued. Trading in the Reorganized Company’s new common stock commenced on the OTC market in October 2003 and is currently quoted on the OTC Bulletin Board under the symbol “CIDI.”

The high and low sales prices per share for the Reorganized Company’s common stock reported on the OTC Market in the fourth quarter of 2003 are set forth in the table below. These prices do not include retail mark-ups, mark-downs or commissions.

Quarter 2003	High	Low
4th	$30.00	$21.00

The Company did not pay any dividends in 2003 or 2002 and has no present intention of paying cash dividends to its shareholders in the future.

Limitations on the Payment of Dividends

Under the Company’s senior term loan and revolving credit facility, the Company is restricted from paying cash dividends on its common stock, but is permitted to pay dividends payable in shares of common stock upon the approval of the Company’s Board of Directors.

Related Stockholder Matters

Shareholders of record on February 29, 2004 numbered 936. The Company estimates that an additional 3,500 shareholders own stock held for their accounts at brokerage firms and financial institutions.

Item 6.	Selected Financial Data

The following table sets forth selected financial data of the Company for each of the five years in the period ended December 31, 2003. The data was derived from the annual audited consolidated financial statements of the Company for the relevant years and includes the operations of acquired businesses after their date of acquisition, including for periods after April 12, 1999, the operations of MVE.

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	Reorganized Company	Predecessor Company
	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Years Ended December 31,
			2002	2001	2000	1999
Statement of Operations Data:
Sales	$68,570	$197,017	$276,353	$305,288	$301,914	$271,724
Gross profit	16,061	55,777	70,758	79,022	87,110	70,610
Loss on insolvent subsidiary (1)		13,682
Goodwill impairment charge (2)			92,379
Employee separation and plant closure costs (income)	1,010	882	13,887	2,375	(614)	11,982
Operating income (loss)	863	(2,988)	(100,818)	17,027	26,766	(14,817)
Reorganization items, net (3)		5,677
Interest expense – net	(1,390)	(9,911)	(17,612)	(21,589)	(26,676)	(15,854)
Net income (loss)	31	(7,085)	(130,785)	(5,158)	2,155	(36,280)
Income (Loss) per Common Share:
Net income (loss) – basic and assuming dilution	$0.01	$(0.27)	$(5.22)	$(0.21)	$0.09	$(1.53)
Other Financial Data:
Depreciation and amortization	$2,225	$7,607	$11,377	$16,308	$16,299	$16,520
Cash provided by (used in) operating activities	4,988	19,466	5,254	7,458	11,487	(6,730)
Cash provided by (used in) investing activities	154	15,101	1,283	(6,261)	(304)	(81,798)
Cash (used in) provided by financing activities	(13,976)	(15,907)	(17,614)	504	(9,759)	87,019
Dividends						2,370
Dividends per share						$0.10
Balance Sheet Data:
Cash and cash equivalents	$18,600	$27,815	$7,225	$11,801	$4,921	$2,314
Working capital (deficit)(4)	62,281	63,641	(201,086)	56,276	42,524	50,087
Total assets	299,637	299,745	279,294	408,980	429,843	424,570
Long-term debt	109,081	122,537	1,161	259,120	244,386	259,336
Total debt	112,561	126,012	263,900	272,083	269,870	278,672
Shareholders’ equity (deficit)	90,807	89,865	(81,617)	49,340	54,844	55,512

(1)	In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited (“CHEL”). On March 28, 2003 CHEL filed for voluntary administration under the U.K. Insolvency act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. In accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company is not consolidating the accounts or financial results of CHEL subsequent to March 28, 2003 due to the assumption of control of CHEL by the insolvency administrator. Effective March 28, 2003, the Company recorded a non-cash impairment charge of $13.7 million to write off its net investment in CHEL.

(2)	In 2002, the Company recorded a non-cash impairment charge of $92.4 million to write off non-deductible goodwill of the Distribution and Storage segment. Further information about this charge is found in Note A to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(3)	In September 2003, in accordance with Fresh-Start accounting, all assets and liabilities were adjusted to their fair values. The adjustment to record the assets and liabilities at fair value resulted in net other income of $5.7 million. Further information about the adjustment is located in Note A to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(4)	As of December 31, 2002, the Company was in default on its senior debt due to violations of financial covenants. In April 2003, the Company’s senior lenders waived all defaults existing at December 31, 2002 and through April 30, 2003. Since the waiver of defaults did not extend until January 1, 2004, this debt was classified as a current liability on the Company’s consolidated balance sheet as of December 31, 2002, causing a working capital deficit as of such date. Further information about the Company’s debt and credit arrangements is found in Note C to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Chapter 11 Filing and Emergence

On July 8, 2003, the Company and all of its then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries were included in the filing in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On September 15, 2003, the Company (as reorganized, the “Reorganized Company” or Reorganized Chart”) and all of its then majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003 (the “Reorganization Plan”), which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Under the Reorganization Plan, the Company’s senior debt of $255.7 million and related interest and fees of $1.9 million were converted into a $120.0 million secured term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the Reorganized Company, and Chart’s $40.0 million secured debtor-in-possession financing facility was amended and restated as a $40.0 million post-bankruptcy secured revolving credit facility. On September 15, 2003, all of the Company’s common stock, warrants, options and other rights to acquire the Company’s common stock were cancelled, and the Company’s former stockholders received five percent of the initial equity of the Reorganized Company and the opportunity to acquire up to an additional five percent of equity through the exercise of new warrants.

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of fresh-start accounting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) (“Fresh-Start accounting”). The Company used September 30, 2003 as the date for adopting Fresh-Start accounting in order to coincide with the Company’s normal financial closing for the month of September 2003. Upon adoption of Fresh-Start accounting, a new reporting entity was deemed to be created and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of Fresh-Start accounting (the “Predecessor Company”) for periods ended prior to September 30, 2003 are not necessarily comparable to those of the Reorganized Company. In this Annual Report on Form 10-K, references to the Company’s nine-month period ended September 30, 2003 and all periods ended prior to September 30, 2003 refer to the Predecessor Company.

SOP 90-7 requires that financial statements for the period following the Chapter 11 filing through the bankruptcy confirmation date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business, including adjustments to fair value assets and liabilities and the gain on the discharge of pre-petition debt, are reported separately as reorganization items, net, in the other (income) expense section of the Predecessor Company’s consolidated statement of operations for the nine months ended September 30, 2003.

Overview

The Company finished 2003 with some positive momentum, after experiencing several challenges during the year. The most significant challenge was the Company’s reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company had been in a highly leveraged situation ever since its acquisition of MVE Holdings, Inc. (“MVE”) in April 1999. Due to declines in early 1999 in the markets served by the Company’s Energy and Chemicals and Distribution and Storage segments, the Company violated in the second quarter of 1999 loan covenants under its original $300.0 million consolidated credit and revolving loan facility entered into in April 1999 (the “Old Credit Facility”). From that point forward until the Company’s emergence from Chapter 11 proceedings on September 15, 2003, executive management of the Company invested significant efforts to find solutions to the Company’s high-leverage situation, ranging from seeking permanent and temporary amendments to the Old Credit Facility, generating cash through the sales of certain non-core assets, attempting to raise capital through both new equity and debt financing and ultimately by reorganizing under the U.S. Bankruptcy Code with a prepackaged plan.

Coupled with the Company’s high-leverage situation, the Company experienced prolonged downturns in its core markets over the past several years. This resulted in the Company carrying an overall cost structure that was too high, primarily due to the numerous facilities occupied by the Company and the related fixed costs. Starting in 2002, the Company implemented a restructuring plan to identify the core manufacturing facilities it would occupy in response to the depressed market environment and its high leverage, resulting in the closure or planned closure of the non-core facilities. The Company continued to carry out its restructuring plan during 2003 as it completed the closures of two facilities in the first quarter of 2003 and one facility in the third quarter of 2003. The Company also announced the closures of two additional facilities that it expects to complete during 2004. As a result of these efforts, the Company expects to have reduced the overall number of facilities it occupies from 22 in late 2001 to 14 by the end of 2004. Management believes these operational restructuring efforts will position the Company for significant improvements in operating performance and enable the Company to better weather future downturns in its markets.

Due to the extended periods of time from receipt of customer orders to final completion and shipment of products, particularly in the Energy and Chemicals segment, the Company believes that signed customer orders are a significant indicator of its future financial performance. As a result, the Company measures and internally reports orders on a daily basis in an effort to stay current with market trends and make corresponding timely decisions regarding material purchases, headcount and other operating issues. Management believes the Company’s more recent strong 2003 fourth quarter and 2004 first quarter orders, particularly in the Energy and Chemicals segment, rather than orders received during the nine months ended September 30, 2003, better reflect the Company’s current opportunities and the overall market activity.

As a result of the bankruptcy reorganization, the operational restructuring activities and the belief that the markets served by the Energy and Chemicals segment will recover in 2004 from their prolonged slump, the Company believes it is well positioned for sales and earnings growth in 2004 in comparison to the very challenging year ended December 31, 2003. Management believes it will be able to operate within the covenant constraints and payment obligations of its current credit agreements, with its efforts directed toward enhancing the value of the business for the Company’s shareholders.

Presentation of Combined 2003 Results of Operations

Due to the adoption of Fresh-Start accounting as of September 30, 2003, Reorganized Chart’s balance sheet, statement of operations and statement of cash flows have not been prepared on a consistent basis with, and are therefore generally not comparable to, those of the Predecessor Company prior to the application of Fresh-Start accounting. In accordance with SOP 90-7, Reorganized Chart’s balance sheet, statement of operations and statement of cash flows have been presented separately from those of the Predecessor Company.

Reorganized Chart’s results of operations, other than cost of sales – fresh-start fair value adjustment, interest expense, net and financing costs amortization, were generally not significantly affected by the adoption of Fresh-Start accounting. Therefore, the Predecessor Company’s 2003 amounts have been combined with Reorganized Chart’s 2003 amounts for comparison and analysis purposes in this Item 7. See the table below for reference:

	Combined	Reorganized Company	Predecessor Company
	Year Ended December 31, 2003	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Sales	$265,587	$68,570	$197,017	$276,353
Cost of sales	188,381	47,141	141,240	205,595
Cost of sales – fresh-start fair value adjustment	5,368	5,368

Gross profit	71,838	16,061	55,777	70,758
Selling, general and administrative expense	58,358	14,147	44,211	65,679
Goodwill impairment charge				92,379
Employee separation and plant closure costs	1,892	1,010	882	13,887
Loss on insolvent subsidiary	13,682		13,682
Equity loss (income) in joint venture	41	41		(369)

	73,973	15,198	58,775	171,576

Operating income (loss)	(2,135)	863	(2,998)	(100,818)
Other income (expense):
Gain on sale of assets	4,810	57	4,753	1,420
Interest expense, net	(11,301)	(1,390)	(9,911)	(17,612)
Financing costs amortization	(1,653)		(1,653)	(3,159)
Derivative contracts valuation income (expense)	(343)	46	(389)	(1,564)
Foreign currency gain (loss)	63	350	(287)	(1,081)
Reorganization items, net	5,677		5,677

	(2,747)	(937)	(1,810)	(21,996)

Loss from continuing operations before income taxes and minority interest	(4,882)	(74)	(4,808)	(122,814)
Income tax (benefit) expense:
Current	(2,078)	(125)	(1,953)	953
Deferred	5,000		5,000	10,183

	2,922	(125)	3,047	11,136

(Loss) income from continuing operations before minority interest	(7,804)	51	(7,855)	(133,950)
Minority interest, net of taxes	(83)	(20)	(63)	(52)

(Loss) income from continuing operations	(7,887)	31	(7,918)	(134,002)
Income from discontinued operation	833		833	3,217

Net (loss) income	$(7,054)	$31	$(7,085)	$(130,785)

Operating Results

The following table sets forth the percentage relationship that each line item in the Company’s consolidated statements of operations represents to sales in the three months ended December 31, 2003, the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001.

	Reorganized Company	Predecessor Company
	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Years Ended December 31,
			2002	2001
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (1)	76.6	71.7	74.4	74.1
Gross profit	23.4	28.3	25.6	25.9
Selling, general and administrative expense (2)	20.6	22.5	23.8	18.1
Goodwill impairment charge			33.4
Goodwill amortization expense				1.6
Employee separation and plant closure costs	1.5	0.4	5.0	0.8
Loss on insolvent subsidiary		6.9
Equity expense (income) in joint venture	0.1		(0.1)	(0.2)
Operating income (loss)	1.2	(1.5)	(36.5)	5.6
Gain on sale of assets	0.1	2.4	0.5	0.2
Interest expense, net	(2.1)	(5.0)	(6.4)	(7.1)
Financing costs amortization		(0.9)	(1.1)	(0.5)
Derivative contracts valuation income (expense)	0.1	(0.2)	(0.6)	(0.9)
Foreign currency income (loss)	0.5	(0.1)	(0.4)	(0.1)
Reorganization items, net		2.8
Income tax (benefit) expense	(0.2)	1.5	4.0	0.1
Loss from continuing operations before cumulative effect of change in accounting principle		(4.0)	(48.5)	(2.9)
Cumulative effect of change in accounting principle, net of taxes				(0.1)
Income from discontinued operation, net of tax		0.4	1.2	1.3
Net income (loss)		(3.6)	(47.3)	(1.7)

(1)	Includes non-cash inventory valuation charges of $5.4 million, $0.5 million, $1.5 million and $2.6 million, representing 7.9 percent, 0.2 percent, 0.5 percent and 0.8 percent of sales, for the three months ended December 31, 2003, nine months ended September 30, 2003 and years ended December 31 2002 and 2001, respectively.

(2)	Includes $6.4 million, $4.9 million and $0.3 million, representing 3.2 percent, 1.7 percent and 0.1 percent of sales, for professional fees incurred by the Company related to its debt restructuring activities for the nine months ended September 30, 2003 and years ended December 31, 2002 and 2001 respectively.

Orders and Backlog

The Company considers orders to be those for which the Company has received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. The dollar amount of the Company’s backlog at December 31, 2003 and 2002 was $49.6 million and $68.7 million, respectively. The decrease is primarily attributable to the completion by the Energy and Chemicals segment in 2003 of a significant order received in 2002 from Bechtel related to a Trinidad LNG project. All of the Company’s December 31, 2003 backlog is scheduled to be recognized as sales during 2004. Backlog can be significantly affected by the timing of orders for large products, particularly in the Energy and Chemicals segment, and the amount of backlog at December 31, 2003 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales.

The table below sets forth orders and backlog by segment for the last three years.

	Combined	Reorganized Company	Predecessor Company
	Year Ended December 31, 2003	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Years Ended December 31,
				2002	2001
	(Dollars in thousands)
Orders
Biomedical	$67,243	$14,492	$52,751	$66,265	$59,536
Distribution and Storage	135,701	34,584	101,117	129,083	167,061
Energy and Chemicals	51,111	18,374	32,737	91,095	62,230

Total	$254,055	$67,450	$186,605	$286,443	$288,827

Backlog
Biomedical		$1,808	$2,517	$1,790	$4,291
Distribution and Storage		25,288	24,821	23,311	28,042
Energy and Chemicals		22,539	24,443	43,619	30,866

Total		$49,635	$51,781	$68,720	$63,199

The Company believes its 2003 orders of $254.1 million decreased from 2002 orders of $286.4 million generally due to customer concerns of uncertainty relating to the prolonged debt restructuring initiatives and resultant Chapter 11 reorganization, particularly within the Energy and Chemicals segment. During 2003, the Biomedical segment continued its annual trend of increasing order performance primarily fueled by strong demand for medical products that offset a large decline in orders of MRI components. The Company expects the strong medical products demand to continue throughout 2004. Orders in the Distribution and Storage segment increased in 2003 as engineered tank and packaged gas products experienced a slight recovery from 2002. The Energy and Chemicals segment showed a significant decrease in orders in 2003 compared with 2002, in part due to the large order received in 2002 from Bechtel for additional phases of the Trinidad LNG project.

During 2002, the Biomedical segment experienced very strong order performance primarily fueled by strong demand for MRI and medical products. Orders in the Distribution and Storage segment significantly decreased in 2002 compared with 2001 due to the worldwide slowdown experienced by the manufacturing sectors of the industrialized world and the further reductions in capital expenditures in the consolidating global industrial gas industry. The Energy and Chemicals segment showed a significant increase in orders in 2002 after a cyclical order low in 2001. Strengthening of the worldwide hydrocarbon market, as evidenced by the large order received in 2002 from Bechtel for additional phases of the Trinidad LNG project, led this resurgence in orders.

Segment Information

The following table sets forth sales, gross profit and gross profit margin for the Company’s three operating segments for the last three years.

	Combined	Reorganized Company	Predecessor Company
	Year Ended December 31, 2003	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Year Ended December 31,
				2002	2001
			(Dollars in thousands)
Sales
Biomedical	$66,646	$15,008	$51,638	$67,657	$57,957
Distribution and Storage	128,060	33,165	94,895	135,549	179,830
Energy and Chemicals	70,881	20,397	50,484	73,147	67,501

Total	$265,587	$68,570	$197,017	$276,353	$305,288

Gross Profit
Biomedical	$19,553	$1,974	$17,579	$25,312	$20,336
Distribution and Storage	32,797	8,685	24,112	30,610	45,112
Energy and Chemicals	19,488	5,402	14,086	14,836	13,574

Total	$71,838	$16,061	$55,777	$70,758	$79,022

Gross Profit Margin
Biomedical	29.3%	13.2%	34.0%	37.4%	35.1%
Distribution and Storage	25.6%	26.2%	25.4%	22.6%	25.1%
Energy and Chemicals	27.5%	26.5%	27.9%	20.3%	20.1%
Total	27.0%	23.4%	28.3%	25.6%	25.9%

Years Ended December 31, 2003 and 2002

Sales for 2003 were $265.6 million versus $276.4 million for 2002, a decrease of $10.8 million, or 3.9 percent. Sales in 2003 were negatively impacted by the Company’s prolonged debt restructuring initiatives and the resultant reorganization under Chapter 11 of the U.S. Bankruptcy Code, as certain customers reduced order quantities, delayed signing significant new orders, did not automatically renew supply contracts that expired in 2003, and simply placed business with other competitors, due to the uncertainty created by the Company’s leverage situation and bankruptcy filing. The Company believes its Energy and Chemicals segment experienced the most significant negative impact of the Chapter 11 filing, since products in this segment frequently have extended production times and significant dollar values.

Sales in the Biomedical segment decreased the least in comparison with 2002, by $1.1 million or 1.6 percent, with 2003 sales of $66.6 million versus sales of $67.7 million in 2002. The Biomedical segment sales decline occurred in MRI components, which were down $6.9 million in comparison to 2002 as this product line’s primary customer continued to take volume away from the Company and shift it to European and Asian competitors. Management believes this trend will continue in 2004, although not at the same pace experienced in 2003. Sales of the Company’s biological storage systems and medical products increased $4.7 million and $1.2 million in 2003, respectively, in comparison to 2002, primarily on higher volume. Distribution and Storage segment sales were $128.1 million in 2003 versus $135.5 million in 2002, a decrease of $7.4 million or 5.5 percent. Continued weakness in the global industrial gas market led to a decline in 2003 of $14.9 million in cryogenic bulk storage systems sales when compared with 2002. This decline was partially offset by an increase of $7.4 million in sales of cryogenic packaged gas systems and beverage liquid CO2 systems based upon higher volumes. Sales in the Energy and Chemicals segment decreased $2.2 million, or 3.0 percent, from 2003 sales of $70.9 million compared with 2002 sales of $73.1 million. Heat exchanger and cold box system sales, the largest product lines within this segment, increased $6.1 million from 2002 driven by volume and price increases in the hydrocarbon processing market. Sales of LNG fueling systems, still a relatively new market for the Company, decreased by $8.4 million in 2003 when compared with 2002 due to lower volume primarily as a result of a decline in the economies of west coast and south central states and the Company’s financial difficulties.

Gross profit for 2003 was $71.8 million, relatively flat in comparison with gross profit of $70.8 million for 2002. Gross profit margin increased from 25.6 percent in 2002 to 27.0 percent in 2003, although the changes by operating segment varied. As a result of applying Fresh Start accounting, the Company was required to estimate the gross profit associated with work-in-process and finished goods inventory on hand at September 30, 2003 and increase the value of these inventories by such gross profit as of that date. The adjustment to increase the inventory value, which totaled $5.4 million, was included in reorganization items, net, in the other income (expense) section of the Company’s consolidated statement of operations for the nine months ended

September 30, 2003, but the reversal of this adjustment as the inventory was sold was included as a component of cost of sales in the Company’s consolidated statement of operations for the three months ended December 31, 2003. This non-cash Fresh Start accounting adjustment had the effect of reducing the Company’s 2003 gross profit and gross profit margin by $5.4 million and 2.0 percent, respectively. The dollar value of this adjustment and its percentage reduction on gross profit margin by operating segment in 2003 is as follows: $3.2 million and 4.8 percent for the Biomedical segment, and $2.2 million and 1.7 percent for the Distribution and Storage segment. A similar adjustment for inventory in the Energy and Chemicals segment was not necessary due to the Company using the percentage of completion method for revenue recognition in this segment.

Gross profit margin in the Biomedical segment in 2003 decreased eight points compared with 2002, primarily due to the Fresh Start accounting adjustment described above. Pricing and manufacturing costs for medical and biological storage systems products were relatively consistent in 2003 in comparison with 2002, while gross profit margin in MRI cryostat components decreased in the year over year comparison due to lower pricing and unabsorbed overhead costs due to less volume manufactured. Distribution and Storage segment 2003 gross profit margin increased approximately three percentage points in comparison with gross profit margin in 2002. The two-point reduction in 2003 gross profit margin due to the Fresh Start accounting adjustment described above was more than offset by significant reductions in manufacturing overhead costs due to facility closure restructuring projects completed in 2003. Gross profit margin in the Energy and Chemicals segment in 2003 increased seven percentage points compared with 2002 due to improved pricing in the hydrocarbon processing market, cost savings recognized due to the closures of the Company’s Wolverhampton, United Kingdom heat exchanger manufacturing facility and Westborough, Massachusetts engineering facility, and the inclusion in 2002 of a non-cash inventory valuation charge of $0.6 million as part of cost of sales for the write-down to fair value of inventory at the Company’s Wolverhampton, United Kingdom facility.

Selling, general and administrative (“SG&A”) expense for 2003 was $58.4 million versus $65.7 million for 2002, a decrease of $7.3 million, or 11.1 percent. As a percentage of sales, SG&A expense was 22.0 percent for 2003, down from 23.8 percent for 2002. In 2003, the Company recorded $6.4 million, or 2.4 percent of sales, of professional expenses related to its efforts to restructure its senior debt, compared with $4.9 million, or 1.7 percent of sales, in 2002. The Company also recorded $3.7 million of environmental remediation expense in 2002, or 1.3 percent of sales, as the Company increased its reserve for potential environmental remediation activities based upon the results of a Phase II environmental review in connection with the sale of substantially all the assets and liabilities of the Company’s stainless steel tubing business. Finally, additional SG&A expense savings were realized in 2003 as the Company eliminated a significant number of salaried employees as part of its operational restructuring efforts.

Pursuant to the annual impairment test requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company recorded a goodwill impairment charge of $92.4 million in the fourth quarter of 2002. The Company did not record a comparable goodwill impairment charge in 2003. This charge is discussed in more detail under the caption “Years Ended December 31, 2002 and 2001.”

In 2002 the Company embarked on an aggressive manufacturing facility reduction plan designed to consolidate excess capacity and reduce overall operating costs, closing its Distribution and Storage segment manufacturing facilities in Costa Mesa, California and Columbus, Ohio and announcing the closure of the Company’s Energy and Chemicals segment manufacturing facility in Wolverhampton, United Kingdom, which was completed in the first quarter of 2003. In 2003, the Company continued this manufacturing facility reduction plan and engaged restructuring consultants to assist in the selection of other facilities to close and in the implementation of these closure activities. These actions resulted in the closure in September 2003 of the Company’s Energy and Chemicals segment sales and engineering office in Westborough, Massachusetts and the announcements in December 2003 and January 2004 of the closure of the Company’s Distribution and Storage segment manufacturing facility in Plaistow, New Hampshire and the Biomedical segment manufacturing and office facility in Burnsville, Minnesota, respectively. In each of these facility closure situations, the Company is not exiting the product lines manufactured at those sites, but is moving manufacturing to other facilities with available capacity, most notably New Prague, Minnesota for engineered tank production and Canton, Georgia for medical production. The Company expects to incur capital expenditures in 2004 of approximately $1.5 million for improvements and additions to the Canton, Georgia facility, and expects to substantially complete the closures of these two sites by the end of 2004. These facility closures will result in further employee separation and plant closure costs in 2004, currently estimated to be approximately $4.0 million, and may put some negative short-term pressure on sales but should better position these segments going forward. The Company is currently attempting to sell its Burnsville, Minnesota facility and a vacant building located at the New Prague, Minnesota facility and expects to complete these sales by 2005 and the second quarter of 2004, respectively. The land and building related to the Burnsville facility are included in property, plant and equipment, net, in the Company’s consolidated balance sheet as of December 31, 2003 since the decision to sell the facility was made in January 2004. The building at the New Prague facility has been classified as held for sale at December 31, 2003 in the Company’s consolidated balance sheet included in Item 8 of this Annual Report on Form 10-K. The proceeds of such sales will be used to pay down debt outstanding under an industrial revenue bond and the balance will be available for working capital purposes. In addition to the headcount reductions resulting from these plant closures, during 2003 the Company reduced headcount in many other areas throughout the Company.

During 2003, the Company recorded employee separation and plant closure costs of $1.9 million related to the manufacturing facility reduction efforts and overall headcount reduction programs described above compared with $13.9 million in 2002. The total charges for 2003 and 2002 included $1.3 million of income and $3.1 million of expense, respectively, for contract termination costs, $2.5 million and $4.2 million respectively, for severance and other benefits related to terminating certain employees at these and other sites and $0.7 million and $3.7 million respectively, for other associated costs. The income recorded as part of the lease-termination costs includes $1.7 million related to the settlement of facility leases in Costa Mesa, California and Denver, Colorado upon negotiations with the respective landlords entered into during the Company’s Chapter 11 bankruptcy proceedings. This was partially offset by $0.4 million in additional expenses for other facility closures. In 2002, the charges included $2.9 million of actuarially determined pension expense related to the curtailment of the Wolverhampton, United Kingdom defined benefit pension plan. Additionally, for 2003 and 2002, the Company recorded non-cash inventory valuation charges of $0.5 and $1.5 million, respectively, included in cost of sales for the write-off of inventory at these sites. At December 31, 2003, the Company had a reserve of $3.4 million remaining for the closure of these facilities, primarily for lease termination and severance costs. A table summarizing the employee separation and plant closure costs recorded by the Company in 2003 and 2002 and the remaining reserve for each facility is disclosed in Note D of the Company’s consolidated financial statements.

The Company recorded $0.1 million of equity expense and $0.4 million of equity income in its Coastal Fabrication joint venture in 2003 and 2002, respectively. The Company also received $0.8 million and $0.5 million of cash dividend distributions from the joint venture in 2003 and 2002, respectively. On February 27, 2004, the Company’s Coastal Fabrication joint venture executed an agreement to redeem the joint venture partner’s 50 percent equity interest for cash consideration of $0.2 million and the possibility of additional consideration being paid based upon the number of direct labor manufacturing hours performed at the Company’s New Iberia, Louisiana facility during 2004. As a result of the elimination of the joint venture partner and the assumption of 100 percent of control by the Company, the Company will consolidate the operating results of Coastal Fabrication effective February 27, 2004.

On July 3, 2003, the Company sold certain assets and liabilities of its former Greenville Tube, LLC stainless steel tubing business, which the Company previously reported as a component of its Energy and Chemicals operating segment. The Company received gross proceeds of $15.5 million, consisting of $13.5 million in cash and $2.0 million in a long-term subordinated note, and recorded a gain of $3.7 million in July 2003. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the assets of its stainless steel tubing business as assets held for sale on its consolidated balance sheet as of December 31, 2002 and the operating results of this business as a discontinued operation on its consolidated statements of operations for the nine-month period ended September 30, 2003 and the years ended December 31, 2002 and 2001.

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

Net interest expense for 2003 was $11.3 million compared with $17.6 million for 2002, decreasing significantly due to the refinancing of the Company’s debt. The Company recorded interest expense on amounts outstanding under the term loan portion and revolving credit loan portion of the Old Credit Facility and under the Series 1 and Series 2 Incremental Revolving Credit Facilities until July 8, 2003, the date the Company filed its Chapter 11 petitions, but not thereafter. As a result, interest expense for the three- and nine-month periods ended September 30, 2003 does not include approximately $3.8 million that would have been payable under the terms of these facilities had the Company not filed for Chapter 11 protection.

The Old Credit Facility required the Predecessor Company to enter into two interest rate derivative contracts (collars) in March 1999 to manage interest rate risk exposure relative to the term loan portions of the Old Credit Facility. One of these collars expired and was settled on June 28, 2002. The other collar, in the amount of $25.5 million at December 31, 2003, continues to be outstanding after the bankruptcy and expires in March 2006. The fair value of the contract related to the collar outstanding at December 31, 2003 is a liability of $1.2 million and is recorded in accrued interest. The change in fair value of the contracts related to the collars during 2003 and 2002 of $0.3 million and $1.6 million, respectively, is recorded in derivative contracts valuation expense. The Company’s interest rate collars do not qualify as hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires such collars to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statement of operations.

Financing costs amortization expense was $1.7 million for the nine months ended September 30, 2003 and $3.2 million for the year ended December 31, 2002. The Company recorded financing costs amortization expense related to the Old Credit Facility until July 8, 2003, the date the Company filed its Chapter 11 petitions, but not thereafter. The Company does not expect to record any financing costs amortization expense subsequent to September 30, 2003 related to its post-bankruptcy credit facilities.

The Company recorded $0.1 million of foreign currency remeasurement gain in 2003 and $1.1 million of loss in 2002. These foreign currency remeasurement losses result from certain of the Company’s subsidiaries entering into transactions in currencies other than their functional currency.

The Company recorded income tax expense of $2.9 million and $11.1 million in 2003 and 2002, respectively. The 2003 income tax expense of $2.9 million primarily reflects the income tax expense associated with foreign earnings, the charge for

Fresh-Start accounting adjustments and a reduction in tax accruals for prior tax periods. The expected income tax benefit on the Company’s 2002 pre-tax loss was completely offset by a charge of $32.6 million to increase the valuation allowance to fully reserve all of the Company’s net deferred tax assets resulting from the Company’s performance, its cumulative tax loss position and management’s assessment that it is more likely than not that the net deferred tax assets will not be realized. Although these net deferred tax assets have been fully reserved, they are still available to be utilized by the Company to offset income taxes payable should the Company generate sufficient taxable income in the future.

Fresh-Start Adjustments: The Predecessor Company recorded a net gain of $5.7 million, included in reorganization items, net, in its consolidated statement of operations for the nine months ended September 30, 2003, as the impact of adopting Fresh-Start accounting. This net gain was comprised of certain adjustments to reflect the fair value of assets and liabilities, on a net basis, resulting in a net charge of $38.6 million, certain adjustments to reflect the restructuring of the Predecessor Company’s capital structure and resulting discharge of the senior lenders pre-petition debt, resulting in a net gain of $52.2 million and charges of $7.9 million for advisory fees and severance directly related to the reorganization. In accordance with Fresh-Start accounting, all assets and liabilities were recorded at their estimated fair values as of September 30, 2003. Such fair values represented the Company’s best estimates based on independent appraisals and valuations.

As a result of the foregoing, the Company incurred a net loss of $7.1 million in 2003, compared with a net loss of $130.8 million in 2002.

Years Ended December 31, 2002 and 2001

Sales for 2002 were $276.4 million versus $305.3 million for 2001, a decrease of $28.9 million, or 9.5 percent. A significant decrease of $44.3 million in Distribution and Storage segment sales, primarily driven by lower volume resulting from the continued economic slowdown experienced in 2002 in the industrial sectors of the worldwide economy, was slightly offset by sales growth in the Biomedical and Energy and Chemicals segments of $9.7 million and $5.7 million, respectively.

The Biomedical segment sales increase was largely driven by a $4.7 million increase in sales of medical oxygen products and biological storage systems, combined with an increase of $5.0 million in MRI cryostat components. Sales in the Distribution and Storage segment decreased significantly in 2002 when compared to 2001, with declines of $25.2 million and $12.3 million in cryogenic bulk storage systems and cryogenic systems and components, respectively, combined with a decrease of $7.2 million in cryogenic packaged gas systems and beverage liquid CO2 systems. The Energy and Chemicals segment sales, while improving slightly compared with 2001, still reflected the significant and extended downturn in new production equipment for the industrial gas market. Heat exchanger and cold box system sales, the largest product lines within this segment, increased $5.2 million in 2002 from 2001 driven by volume and price increases in the hydrocarbon processing market. Sales of LNG fueling systems, a relatively new product line for the Company, were flat in 2002 when compared with 2001.

Gross profit for 2002 was $70.8 million versus $79.0 million for 2001. Gross profit margin decreased slightly, from 25.9 percent in 2001 to 25.6 percent in 2002, although the changes by operating segment varied. The Biomedical segment 2002 gross profit margin increased two percentage points compared with 2001 primarily due to the inclusion in 2001 of a non-cash inventory valuation charge of $1.9 million included in cost of sales for the write-down to fair value of inventory related to a product line that was sold by the Company. Gross profit margin in the Distribution and Storage segment in 2002 declined approximately two percentage points when compared with 2001 primarily due to lower manufacturing volume in the cryogenic bulk storage systems and cryogenic systems and components product lines. In spite of higher volumes in the heat exchanger and cold box product lines, the Energy and Chemicals segment gross profit margin remained flat in 2002 due to the lower prices on highly competitive projects and the inclusion in 2002 of a non-cash inventory valuation charge of $0.6 million included in cost of sales for the write-down to fair value of inventory at the Company’s Wolverhampton, United Kingdom facility.

SG&A expense for 2002 was $65.7 million versus $55.1 million for 2001, an increase of $10.6 million, or 19.2 percent. As a percentage of sales, SG&A expense was 23.8 percent for 2002, up from 18.0 percent for 2001. In 2002 the Company recorded $4.9 million, or 1.8 percent of sales, of professional expenses related to its efforts to restructure its senior debt, compared with $0.3 million, or 0.1 percent of sales, in 2001. The Company also recorded $3.7 million of environmental remediation expense in 2002, or 1.3 percent of sales, as the Company increased its reserve for potential environmental remediation activities based upon the results of a Phase II environmental review in connection with the sale of substantially all the assets and liabilities of the Company’s stainless steel tubing business. Additionally, overall increases in medical and workers’ compensation costs in 2002 added an additional $0.8 million of SG&A expense when compared with 2001.

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

The Company performed its annual impairment test of goodwill as of October 1, 2002 using discounted cash flow techniques and values of comparable businesses. These tests resulted in the fair value of the Company’s Distribution and Storage reporting unit being less than its carrying value including goodwill, which caused the Company to advance to step two of SFAS No. 142 and engage a valuation specialist to provide valuations of the Distribution and Storage reporting unit’s tangible and identifiable intangible assets. Although those procedures confirmed the value of the reporting unit’s tangible assets exceeded their carrying value, goodwill of the Distribution and Storage reporting unit was determined to be impaired. As a result, in 2002 the Company recorded a non-cash impairment charge of $92.4 million, or $3.69 per diluted share, to write off non-deductible goodwill. This non-cash charge was due to the combination of a reduction in the overall estimated enterprise value of the Company, attributable to Chart’s high-leverage situation and recent financial performance, and a reduction in the specific estimated value of the Distribution and Storage reporting unit, caused by the worldwide slowdown experienced by the manufacturing sectors of the industrialized world, reductions in capital expenditures in the consolidating global industrial gas industry, and a lowering of expectations for future performance of this segment for these same reasons. Goodwill comprised 27.7 percent of total assets at December 31, 2002 and arose primarily from an acquisition in 1999.

In response to the continued weakness of the Company’s core markets and its poor overall operating performance, in 2002 the Company embarked on an aggressive manufacturing facility reduction plan designed to consolidate excess capacity and reduce overall operating costs. The first step of this plan was the closure of the Company’s Denver, Colorado Distribution and Storage segment manufacturing facility, which was substantially completed during the second quarter of 2002. The second step in this plan was the closure of the Company’s Distribution and Storage segment manufacturing facilities in Costa Mesa, California and Columbus, Ohio. The Costa Mesa plant closure was finalized in the fourth quarter of 2002, and the Columbus plant closure was completed in the first quarter of 2003. The third step of this plan, announced in December 2002, was the closure of the Company’s Energy and Chemicals segment manufacturing facility in Wolverhampton, United Kingdom. Closure of this plant was announced in 2002 and was completed in the first quarter of 2003. In addition to these plant closures, during 2002 the Company reduced headcount in many SG&A departments throughout the Company.

During 2002, the Company recorded employee separation and plant closure costs of $13.9 million related to the manufacturing facility reduction efforts and overall headcount reduction programs described above. The total charges included $3.1 million for contract termination costs, $4.2 million for severance and other benefits related to terminating certain employees at these and other sites, $3.7 million for other facility-related closure costs and $2.9 million of actuarially determined pension expense related to the curtailment of the Wolverhampton, United Kingdom defined benefit pension plan. Additionally, in 2002 the Company recorded non-cash inventory valuation charges of $1.5 million included in cost of sales for the write-off of inventory at these sites. A table summarizing the employee separation and plant closure costs recorded by the Company in 2002 and the remaining reserve for each facility is disclosed in Note D of the Company’s consolidated financial statements.

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

Net interest expense for 2002 was $17.6 million compared with $21.6 million for 2001, reflecting lower overall interest rates in 2002 compared with 2001. The Company recorded a cumulative effect of a change in accounting principle, net of income taxes, of $0.1 million as an adjustment to operations as of January 1, 2001 related to the Company’s interest rate collars and the adoption of SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities.” An interest rate collar covering $76.0 million of the Company’s debt expired and was settled on June 28, 2002. The fair value of the contract related to the collar outstanding at December 31, 2002 was a liability of $2.1 million and was recorded in accrued interest. The change in fair value of the contracts related to the collars during 2002 and 2001 of $1.6 million and $2.9 million, respectively, is recorded in derivative contracts valuation expense.

The Company recorded $1.1 million and $0.1 million of foreign currency remeasurement loss in 2002 and 2001, respectively. These foreign currency remeasurement losses result from certain of the Company’s subsidiaries entering into transactions in currencies other than their functional currency.

The Company recorded income tax expense of $11.1 million and $0.4 million, respectively, in 2002 and 2001. The expected income tax benefit on the Company’s 2002 pre-tax loss was completely offset by a charge of $32.6 million to increase the valuation allowance to fully reserve all of the Company’s net deferred tax assets resulting from the Company’s performance, its cumulative tax loss position and management’s assessment that it was more likely than not that the net deferred tax assets would not be realized.

As a result of the foregoing, the Company incurred a net loss of $130.8 million in 2002, compared with a net loss of $5.2 million in 2001.

Liquidity and Capital Resources

Sources and Uses of Cash: Cash provided by operations was $24.5 million, $5.3 million and $7.5 million in 2003, 2002 and 2001, respectively. By strengthening the Company’s credit and collections policy and procedures in the third quarter of 2003, the Company was able to improve the timeliness of its cash collections on customer trade receivables. Additionally, the closure of several manufacturing facilities and an improved focus on inventory levels resulted in a significant reduction in cash used for inventory. Finally, the Company’s successful reorganization under the Bankruptcy Code enabled it to return to normal payment terms with most of its vendors, rather than the cash on delivery and other accelerated payment terms the Company was required to use earlier in 2003. These efforts all contributed to the positive cash earnings and cash provided by working capital improvements that occurred in 2003 and that management believes will continue in 2004. The Company’s 2002 operating cash flow resulted primarily from the receipt of an income tax refund of $9.3 million, due to a change in the tax law allowing a five-year carry-back of net operating losses, as the Company managed its normal working capital requirements to an approximately neutral position in 2002. In 2001, the Company generated cash flow from positive cash earnings as well as reductions in both inventory and accounts receivable.

Capital expenditures in 2003, 2002 and 2001 were $2.4 million, $2.9 million and $7.9 million, respectively. The Company limited its capital expenditures in 2003 and 2002 to a maintenance level in order to conserve cash. The Company’s 2001 capital expenditures related primarily to the Distribution and Storage segment, where new equipment was necessary as a result of the Company’s operational reorganization plan initiated in 1999. The Company expects capital expenditures in 2004 to be in the range of $8.0 million to $10.0 million, with the majority of these expenditures occurring in the second and third quarters of the year, as the Company begins to reinvest in its remaining facilities, expand the Canton, Georgia facility to accommodate the transfer of medical manufacturing to that facility and significantly expand the Company’s operations in China.

During 2003, the Company sold certain assets and liabilities of its former Greenville Tube, LLC stainless steel tubing business for cash proceeds of $13.5 million and a long-term subordinated note of $2.0 million, and certain fixed assets of its cryopump and valves product lines from its closed Columbus, Ohio manufacturing facility for net proceeds of $2.5 million. Proceeds from the sales of these assets were used to fund certain senior debt interest payments and pay certain professional fees and provided the Company with increased liquidity for identified working capital requirements and other corporate needs and obligations.

In 2003, the Company used $12.6 million of cash for its debt restructuring initiatives, compared with $6.7 million and $0.9 million used in 2002 and 2001. The majority of the cash used in 2003 was for various professional service firms, primarily bankruptcy attorneys and financial advisors, who assisted the Company with the Chapter 11 reorganization process. The majority of the cash used in 2002 and 2001 was for payments to the Company’s senior lenders for various amendments to the Old Credit Facility. The Company was required to delay until January 2004, when their fee applications were approved by the U.S. Bankruptcy Court, payments of approximately $1.2 million in bankruptcy related fees to various professional service providers. Other than these payments, the Company does not expect to use a significant amount of cash for debt restructuring initiatives in 2004.

The Company generated $5.0 million of cash flow from operating activities in the three months ended December 31, 2003 and was forecasting it would build a large cash balance by December 31, 2003. Additionally, the Company believes that cash forecasted to be generated by operations and the ability to borrow cash, if necessary, under its new term loan agreement and revolving credit facility (collectively, the “Credit Facility”), will be sufficient to satisfy its working capital, capital expenditure, restructuring and debt related cash requirements for 2004. As a result, in December 2003 the Company made a $10.0 million prepayment on the term loan portion of its Credit Facility. The prepayment reduced all future scheduled quarterly amortization payments on a pro-rata basis.

Debt Instruments and Related Covenants: The Old Credit Facility contained certain covenants and conditions which imposed limitations on the Predecessor Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. As of December 31, 2002 and June 30, 2003, the Predecessor Company was in default under its Old Credit Facility and its Series 1 Incremental Revolving Credit Facility entered into in November 2000 and its Series 2 Incremental Revolving Credit Facility entered into in April 2001 (collectively, the “Incremental Credit Facility”) due to violations of these financial covenants. Following December 31, 2002, the Predecessor Company also was in default under the Old Credit Facility as a result of its failure to make principal payments when due and the insolvency of CHEL. The Predecessor Company’s senior lenders amended the Old Credit Facility and Incremental Credit Facility on April 2, 2003 to waive all defaults existing at December 31, 2002 and through April 30, 2003 and to defer until April 30, 2003 $6.5 million in scheduled term debt amortization payments and $9.8 million in Incremental Credit Facility amortization payments originally due on March 31, 2003. The Predecessor Company’s senior lenders further amended the Old Credit Facility and Incremental Credit Facility as of April 30, 2003 to extend the waiver of defaults obtained on April 2, 2003 through June 30, 2003 and to defer the interest and principal payments to June 30, 2003. The Predecessor Company’s senior lenders further amended the Old Credit Facility and Incremental Credit Facility as of June 30, 2003 to extend the waiver of defaults obtained on April 30, 2003 through July 15, 2003 and to defer the interest and principal payments to July 15, 2003

On July 8, 2003, the Predecessor Company and all of its then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries were included in the filing in the United States Bankruptcy Court for the District of Delaware. The Predecessor Company’s Chapter 11 bankruptcy filing was also an event of default under the Old Credit Facility.

In conjunction with the filing of its Reorganization Plan, on July 17, 2003, the Predecessor Company entered into a debtor-in-possession credit facility (the “DIP Credit Facility”) with certain of its senior lenders. The DIP Credit Facility provided a revolving credit line of $40.0 million, of which $30.0 million could also be used for the issuance of letters of credit. On August 13, 2003 the Bankruptcy Court entered a final order approving the DIP Credit Facility. The Predecessor Company issued certain letters of credit but did not borrow any funds under the DIP Credit Facility, which matured on September 15, 2003, the bankruptcy consummation date.

On September 15, 2003, the Company and all of its then majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Reorganization Plan, which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Under the Reorganization Plan, the Predecessor Company’s senior debt of $255.7 million and related interest and fees of $1.9 million were converted into a $120.0 million secured term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the Reorganized Company, and the Predecessor Company’s $40.0 million secured DIP Credit Facility was amended and restated as a $40.0 million post-bankruptcy secured revolving credit facility. On September 15, 2003, all of the Predecessor Company’s common stock, warrants, options and other rights to acquire the Predecessor Company’s common stock were cancelled, and the Predecessor Company’s former stockholders received five percent of the initial equity of the Reorganized Company and the opportunity to acquire up to an additional five percent of equity through the exercise of new warrants.

The Credit Facility entered into by the Company on September 15, 2003 grants a security interest in substantially all of the assets of the Company to the agent bank as representative of the senior lenders. The Credit Facility provides a term loan of $120.0 million with final maturity in 2009 and a revolving credit line of $40.0 million that expires on September 15, 2008, of which $30.0 million may be used for the issuance of letters of credit. Under the terms of the Credit Facility, term loans bear interest, at the Company’s option, at rates equal to the prime rate plus 2.50 percent or LIBOR plus 3.50 percent and the revolving credit line bears interest, at the Company’s option, at rates equal to the prime rate plus 1.50 percent or LIBOR plus 2.50 percent. The Company is also required to pay a commitment fee of 0.375 percent per annum on the unused amount of the revolving credit line of the Credit Facility.

The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including a restriction on the payment of cash dividends and a requirement to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including maximum leverage (calculated as total debt less cash divided by earnings before interest, taxes, depreciation, amortization and restructuring charges (“EBITDAR”)), minimum interest coverage ratio (calculated as EBITDAR divided by interest expense), minimum fixed charge coverage ratio (calculated as EBITDAR less capital expenditures divided by the sum of interest expense, scheduled debt payments and taxes paid), minimum EBITDAR and maximum capital expenditures. The Credit Facility also contains a feature whereby if the Company generates cash from operations above a pre-defined calculated amount, the Company is required to use a portion of that cash to make a pre-payment on the term loan portion of the Credit Facility.

At December 31, 2003, the Company had borrowings outstanding of $109.8 million under the term loan portion of the Credit Facility and letters of credit outstanding and bank guarantees totaling $18.0 million supported by the revolving credit line portion of the Credit Facility.

Cash Requirements: The Company does not anticipate any unusual cash requirements for working capital needs in 2004. In order to complete its operational restructuring activities, particularly the closures of the Plaistow, New Hampshire and Burnsville, Minnesota facilities, the Company forecasts that it will use approximately $2.5 million of cash, excluding capital expenditure requirements discussed above, for one-time employee termination benefits, contract termination costs and other associated facility closure costs. Based upon current actuarial estimates, the Company also expects to contribute approximately $3.0 million in cash to its four defined benefit pension plans to meet ERISA minimum funding requirements.

The Company’s known contractual obligations as of December 31, 2003 and cash requirements resulting from those obligations are as follows:

	Payments Due by Period
	(Dollars in thousands)
	Total	2004	2005 – 2006	2007 – 2008	Beyond 2008
Long-term debt	$112,561	$3,480	$7,121	$12,831	$89,129
Operating leases	2,790	1,449	1,253	88

Total contractual cash obligations	$115,351	$4,929	$8,374	$12,919	$89,129

The Company’s commercial commitments as of December 31, 2003, which include letters of credit and bank guarantees, represent potential cash requirements resulting from contingent events that require performance by the Company or its subsidiaries pursuant to funding commitments, and are as follows:

	Total	2004	2005 –2006
	(Dollars in thousands)
Standby letters of credit	$17,539	$15,544	$1,995
Guarantees	509	250	259

Total commercial commitments	$18,048	$15,794	$2,254

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited (“CHEL”), and all heat exchanger manufacturing is being conducted at the Company’s LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. Additionally, CHEL’s net pension plan obligations increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in an estimated plan deficit of approximately $12 million. Based on the Company’s financial condition, in March 2003 it determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL did not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a United Kingdom pension regulatory board, which approved the wind-up as of March 28, 2003. At the present time, the Company is unable to determine the financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related termination of the Company’s United Kingdom pension plan. The Company can provide no assurance that claims will not be asserted against the Company for these obligations of CHEL. To the extent the Company has significant liability with respect to CHEL’s obligations as a result of CHEL’s insolvency, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

Capital Structure: The Reorganization Plan became effective on September 15, 2003 (the “Consummation Date”), at which time all then-outstanding Company common stock, warrants, options and other rights to acquire the Company’s common stock were cancelled. Pursuant to the Reorganization Plan, the Reorganized Company issued new common stock, $0.01 par value per share (“New Common Stock”), representing 95 percent of the initial equity of the Reorganized Company, to its senior lenders in partial satisfaction of such senior lenders’ claims against the Company in the Chapter 11 proceedings. Additionally, pursuant to the Reorganization Plan, the Reorganized Company issued to the Company’s former stockholders New Common Stock representing five percent of the initial equity of the Reorganized Company and 280,281 warrants to acquire New Common Stock (“New Warrants”) representing the opportunity to acquire up to an additional five percent of equity upon exercise. These warrants to acquire new common stock have an exercise price of $32.97 per share and are exercisable for a period of seven years, subject to early termination in certain cases.

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

On the Consummation Date, the Company’s former stockholders were issued New Warrants to acquire an aggregate of 280,281 shares (subject to anti-dilution adjustments) of New Common Stock pursuant to the terms of the Reorganization Plan. An equal number of shares of New Common Stock are reserved for issuance upon exercise of the New Warrants. A complete description of the New Warrants, including the exercise price, expiration date and adjustment provisions, was previously reported in the Company’s Registration Statement on Form 8-A filed on October 8, 2003.

The Company did not pay any dividends in 2003, 2002 or 2001. The Credit Facility prohibits the Reorganized Company from paying cash dividends on shares of its capital stock, but permits the Company to pay dividends payable in shares of common stock upon the approval of the Company’s Board of Directors. No assurance can be given as to whether dividends will be declared in the future, and if declared, the amount and timing of such dividends. The Company has no present intention of paying cash or stock dividends to its shareholders in the future.

In November 1996, the Board of Directors authorized a program to repurchase 2,250,000 shares of the Predecessor Company’s common stock. The Predecessor Company acquired 242,700, 130,400 and 50,000 shares in the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, respectively, under the program to provide shares of common stock for use in making the Predecessor Company’s employer match contribution under its defined contribution pension plan. The Company discontinued this repurchase program in 2003.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

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

As previously mentioned, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. It is uncertain whether the Company will be subject to any significant liability resulting from CHEL’s insolvency administration. In addition, the Company continues to resolve proofs of claim in its bankruptcy proceedings, including one related to a purported finder’s fee. These proceedings are more fully described in “Item 3. Legal Proceedings.”

The Company, like other manufacturers, is occasionally subject to various other legal actions related to performance under contracts, product liability and other matters, several of which actions claim substantial damages, in the ordinary course of its business. Based on the Company’s historical experience in litigating these actions, as well as the Company’s current assessment of the underlying merits of the actions and applicable insurance, the Company believes the resolution of these other legal actions will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations.

Foreign Operations

During 2003, the Company had operations in Australia, China, the Czech Republic, Germany and the United Kingdom, which accounted for 21 percent of consolidated revenues and 14 percent of total assets at December 31, 2003. Functional currencies used by these operations include the Australian Dollar, the Chinese Renminbi Yuan, the Czech Koruna, the Euro and the British Pound. The Company is exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by the Company’s domestic operations in currencies other than the U.S. Dollar. The majority of these functional currencies and the other currencies in which the Company records transactions are fairly stable. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled the Company to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations in their value as compared to the U.S. Dollar.

Application of Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. Fresh-Start accounting required the selection of appropriate accounting policies for the Reorganized Company. The significant accounting policies previously used by the Predecessor Company have continued to be used by the Reorganized Company except for certain policies related to inventory valuation and the policy for estimating the accounts receivable allowance for doubtful accounts. As of September 30, 2003, the Company changed its method of accounting for inventories at sites of the Company’s Chart Heat Exchangers Limited Partnership legal entity and former Process Systems, Inc. legal entity from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method since the value of inventory on the LIFO method was approximately equal to the value on a FIFO basis. As of September 30, 2003, the Company changed its policy for estimating reserves for slow moving and obsolete inventories by utilizing inventory aging reports indicating how long specific inventory items were on-hand without any usage, in addition to the forecasted inventory usage reports previously utilized, and by adopting updated historical obsolescence experience rates. Additionally, as of September 30, 2003, the Company changed its policy for estimating the accounts receivable allowance for doubtful accounts by calculating the age of the receivable based on the invoice due date, as opposed to the invoice issuance date, and by adopting updated historical bad-debt experience rates. The Company, after discussion with members of the Company’s Audit Committee, believes the following are some of the more critical judgmental areas in the application of its accounting policies that affect its financial position and results of operations.

Allowance for Doubtful Accounts: The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. The Company also records allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. If circumstances change (e.g., higher-than-expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), the Company’s estimates of the collectibility of amounts due could be changed by a material amount.

Inventory Valuation Reserves: The Company determines inventory valuation reserves based on a combination of factors. In circumstances where the Company is aware of a specific problem in the valuation of a certain item, a specific reserve is recorded to reduce the item to its net realizable value. The Company also recognizes reserves based on the actual usage in recent history and projected usage in the near-term. If circumstances change (e.g., lower-than-expected or higher-than-expected usage), estimates of the net realizable value could be changed by a material amount.

Indefinite Lived Intangible Assets, Including Reorganization Value in Excess of Amounts Allocable to Identifiable Assets (“Reorganization Value”): As a result of the adoption of SFAS No. 142, the Company evaluates Reorganization Value and indefinite lived intangible assets for impairment on an annual basis. To test for impairment, the Company is required to estimate the fair market value of each of its reporting units. Using management’s judgment, the Company developed a model to estimate the fair market value of its reporting units. This fair market value model incorporates the Company’s estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. Changes to these judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in a different assessment of the recoverability of indefinite lived intangible assets and Reorganization Value.

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

A significant element in determining the Company’s pension expense in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed that the expected long-term rate of return on plan assets as of December 31, 2003 will be 8.25 percent. These expected return assumptions were developed using a simple averaging formula based upon the plans’ investment guidelines and the historical returns of equities and bonds as indicated by the SEC in their 2003 study on average annual returns. Over the long term, the investment strategy employed with the Company’s pension plan assets has earned in excess of such rates; therefore, the Company believes its assumptions are reasonable. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension expense. The plan assets have earned a rate of return substantially less than the assumed rates in the last two years. Should this trend continue, future pension expense will likely increase.

At the end of each year, the Company determines the rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency. At December 31, 2003, the Company determined this rate to be 6.25 percent. Changes in discount rates over the past three years have not materially affected pension expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS No. 87.

At December 31, 2003, the Company’s consolidated net pension liability recognized was $10.1 million, an increase from $3.1 million at December 31, 2002. The increase is principally due to the fair value adjustment recorded as part of the Fresh Start accounting adjustments. For the year ended December 31, 2003, the Company recognized consolidated pretax pension expense of $2.0 million, down from $4.8 million in 2002. The decrease in 2003 pension expense is primarily due to the Company recognizing $2.9 million of expense related to the curtailment of the CHEL pension plan resulting from the termination of substantially all of the plan participants in 2002. The Company currently expects that pension expense in 2004 will be at approximately the same level as 2003.

Environmental Remediation obligations: The Company’s obligations for known environmental problems at its current and former manufacturing facilities have been recognized on an undiscounted basis based on estimates of the cost of investigation and remediation at each site. If the estimate can only be estimated as a range of possible amounts, with no specific amount being most likely, the minimum of the range is accrued. Management reviews its environmental remediation sites quarterly to determine if additional cost adjustments or disclosures are required. The characteristics of environmental remediation obligations, where information concerning the nature and extent of clean-up activities is not immediately available and changes in regulatory requirements frequently occur, result in a significant risk of increase to the obligations as they mature. Expected future expenditures are not discounted to present value. Potential insurance recoveries are not recognized until realized.

Product Warranty Costs: The Company estimates product warranty costs and accrues for these costs as products are sold. Estimates are principally based upon historical product warranty claims experience over the warranty period for each product line. Due to the uncertainty and potential volatility of these warranty estimates, changes in assumptions could materially affect net income.

Revenue Recognition — Long-Term Contracts: The Company recognizes revenue and profit as work on long-term contracts progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses toward completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. When estimates indicate a loss is expected to be incurred under a contract, cost of sales is charged with a provision for such loss. As work progresses under a loss contract, revenue and cost of sales continue to be recognized in equal amounts, and the excess of costs over revenues is charged to the contract loss reserve.

Debt Covenants: The Company’s new Credit Facility requires it to maintain certain financial ratios relating to leverage, interest expense, fixed charges, capital expenditures and earnings before interest, taxes, depreciation, amortization and restructuring charges. As of December 31, 2003 the Company was in compliance with all required covenants.

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

Effective January 1, 2003, the Company adopted Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, including product warranties. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 have been made in Note A to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The adoption of this interpretation did not have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

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

Certain Factors That May Affect Future Results and Financial Condition

In addition to other information included in this Annual Report on Form 10-K (including the factors listed under the caption “Forward-Looking Statements”), the following factors could cause the Company’s results and financial condition to differ materially from those anticipated or otherwise expressed or implied by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by the Company’s management from time to time.

Recovery of Core Businesses, Negative Publicity and Current Economic Conditions: Certain of the Company’s core businesses have been underperforming over the past few years. While the Company expects to see an upturn in 2004 in the various markets its underperforming core businesses serve, there can be no assurance that such an upturn will occur or that the businesses’ performance will be markedly improved in 2004. Finally, current world economic and political conditions may reduce the willingness of the Company’s customers and prospective customers to commit funds to purchase its products and services.

Success of Operational Restructuring Improvements: The Company believes the operational restructuring activities and facility closures it has in process will ultimately result in operational savings for the Company. The Company, however, cannot provide any certainty as to the timing and amount of true savings. Certain factors, including unanticipated closure costs and negative employee reactions, could affect the timing and amount of these operational savings.

Insolvency Proceeding of the Company’s Subsidiary: On March 28, 2003, the Company’s CHEL subsidiary, which previously operated the closed Wolverhampton, United Kingdom manufacturing facility, filed for a voluntary administration under the U.K. Insolvency Act 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. Additionally, CHEL’s net pension plan obligations increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in an estimated plan deficit of approximately $12 million. Based on the Company’s financial condition, in March 2003 it determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL did not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan terminated this plan in April 2003. The Company is unable to determine at this point whether it will have any liability with regard to CHEL’s net pension plan obligations or severance payments. To the extent the Company has significant liability with respect to CHEL’s obligations, such liability could have a material adverse impact on the Company’s liquidity and its financial position as a result of CHEL’s insolvency.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company’s operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company’s primary interest rate risk exposure results from the current Credit Facility’s various floating rate pricing mechanisms. The old Credit Facility required the Company to enter into two interest rate derivative contracts (collars) in March 1999 to manage interest rate risk exposure. One of these collars continues to be outstanding after the bankruptcy and expires in March 2006. The fair value of the contract related to the interest rate collar outstanding at December 31, 2003 is a liability of $1.2 million. If interest rates were to increase 200 basis points (2 percent) from December 31, 2003 rates, and assuming no changes in debt from the December 31, 2003 levels, the additional annual expense would be approximately $2.2 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound, the Czech Koruna and the Euro. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign exchange forward contracts at December 31, 2003, the result would be a loss in fair value of approximately $0.1 million.

8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Chart Industries, Inc.

We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the three months ended December 31, 2003, the nine months ended September 30, 2003 and the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the three months ended December 31, 2003, the nine months ended September 30, 2003 and the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As more fully described in Note A to the consolidated financial statements, effective September 15, 2003, the Company emerged from Chapter 11 bankruptcy. In accordance with American Institute of Certified Public Accountants’ Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the Company has adopted “Fresh Start” reporting whereby its assets, liabilities and new capital structure have been adjusted to reflect estimated fair values as of September 30, 2003. As a result, the consolidated financial statements for periods subsequent to September 30, 2003 reflect this basis of reporting and are not comparable to the Company’s pre-reorganization consolidated financial statements.

As discussed in Note A to the consolidated financial statements, on January 1, 2002, the Company changed its method of accounting for goodwill.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

March 24, 2004

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	Reorganized Company*	Predecessor Company*
	December 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$18,600	$7,225
Accounts receivable, net	39,806	42,081
Inventories, net	34,788	45,998
Unbilled contract revenue	11,373	10,622
Prepaid expenses	2,014	2,378
Other current assets	16,596	14,540
Assets held for sale	550	10,192

Total Current Assets	123,727	133,036
Property, plant and equipment, net	45,762	55,312
Reorganization value in excess of amounts allocable to identifiable assets	76,540
Goodwill, net		77,232
Identifiable intangible assets, net	51,281	8,630
Other assets, net	2,327	5,084

TOTAL ASSETS	$299,637	$279,294

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$22,297	$23,084
Customer advances and billings in excess of contract revenue	7,250	10,037
Accrued salaries, wages and benefits	12,086	10,937
Warranty reserve	3,208	4,032
Other current liabilities	13,125	23,293
Current maturities of long-term debt	3,480	5,865
Senior debt in default		256,874

Total Current Liabilities	61,446	334,122
Long-term debt	109,081	1,161
Other long-term liabilities	38,303	25,628
Shareholders’ Equity (Deficit)
Common stock of Reorganized Company, par value $.01 per share – 9,500,000 shares authorized, 5,325,331 shares issued	53
Common stock of Predecessor Company, par value $.01 per share – 60,000,000 shares authorized, 25,707,709 shares issued		257
Additional paid-in capital – Reorganized company	89,812
Additional paid-in capital – Predecessor company		45,792
Retained earnings (deficit)	31	(116,086)
Accumulated other comprehensive income (loss)	911	(10,799)
Treasury stock of Predecessor Company, at cost, 153,648 shares		(781)

	90,807	(81,617)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$299,637	$279,294

*	See accompanying notes to these consolidated financial statements, including Note A – Nature of Operations and Summary of Significant Accounting Policies, describing the Reorganized Company and Predecessor Company. The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Reorganized Company*	Predecessor Company*
	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Years Ended December 31,
			2002	2001
Sales	$68,570	$197,017	$276,353	$305,288
Cost of sales	52,509	141,240	205,595	226,266

Gross profit	16,061	55,777	70,758	79,022
Selling, general and administrative expense	14,147	44,211	65,679	55,128
Goodwill impairment charge			92,379
Goodwill amortization expense				5,017
Employee separation and plant closure costs	1,010	882	13,887	2,375
Loss on insolvent subsidiary		13,682
Equity loss (income) in joint venture	41		(369)	(525)

	15,198	58,775	171,576	61,995

Operating income (loss)	863	(2,998)	(100,818)	17,027
Other income (expense):
Gain on sale of assets	57	4,753	1,420	538
Interest expense, net	(1,390)	(9,911)	(17,612)	(21,589)
Financing costs amortization		(1,653)	(3,159)	(1,475)
Derivative contracts valuation income (expense)	46	(389)	(1,564)	(2,876)
Foreign currency gain (loss)	350	(287)	(1,081)	(92)
Reorganization items, net		5,677

	(937)	(1,810)	(21,996)	(25,494)

Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(74)	(4,808)	(122,814)	(8,467)
Income tax (benefit) expense:
Current	(751)	(1,953)	953	1,034
Deferred	626	5,000	10,183	(636)

	(125)	3,047	11,136	398

Income (loss) from continuing operations before minority interest and cumulative effect of change in accounting principle	51	(7,855)	(133,950)	(8,865)
Minority interest, net of taxes	(20)	(63)	(52)	(111)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	31	(7,918)	(134,002)	(8,976)
Cumulative effect of change in accounting principle, net of taxes				(88)

Income (loss) from continuing operations	31	(7,918)	(134,002)	(9,064)
Income from discontinued operation		833	3,217	3,906

Net income (loss)	$31	$(7,085)	$(130,785)	$(5,158)

Net income (loss) per common share – basic and assuming dilution:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.01	$(0.30)	$(5.35)	$(0.37)
Cumulative effect of change in accounting principle, net of taxes				0.00

Income (loss) from continuing operations	0.01	(0.30)	(5.35)	(0.37)
Income from discontinued operation		0.03	0.13	0.16

Net income (loss) per common share – basic and assuming dilution	$0.01	$(0.27)	$(5.22)	$(0.21)

Shares used in per share calculations – basic and assuming dilution	5,325	26,336	25,073	24,573

*	See accompanying notes to these consolidated financial statements, including Note A – Nature of Operations and Summary of Significant Accounting Policies, describing the Reorganized Company and Predecessor Company. The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity (Deficit)
	Shares Outstanding	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at January 1, 2001	24,353	$245	$42,140	$19,857	$(5,724)	$(1,674)	$54,844
Net loss				(5,158)			(5,158)
Other comprehensive loss:
Foreign currency translation adjustment					(768)		(768)
Minimum pension liability adjustment, net of taxes					(1,178)		(1,178)

Comprehensive loss							(7,104)
Treasury stock acquisitions	(50)					(181)	(181)
Stock options, including tax benefit	17	1	50				51
Contribution of stock to employee benefit plans	488	3	620			1,085	1,708
Other			22				22

Balance at December 31, 2001	24,808	249	42,832	14,699	(7,670)	(770)	49,340
Net loss				(130,785)			(130,785)
Other comprehensive income (loss):
Foreign currency translation adjustment					6,828		6,828
Minimum pension liability adjustment, net of taxes					(9,957)		(9,957)

Comprehensive loss							(133,914)
Treasury stock acquisitions	(130)					(219)	(219)
Stock options, including tax benefit	3		(7)			10	3
Contribution of stock to employee benefit plans	873	8	1,012			198	1,218
Issuance of warrants to lenders			1,957				1,957
Other			(2)				(2)

Balance at December 31, 2002	25,554	257	45,792	(116,086)	(10,799)	(781)	(81,617)
Net loss				(7,085)			(7,085)
Other comprehensive income:
Foreign currency translation adjustment					7,532		7,532

Comprehensive income							447
Treasury stock acquisitions	(232)					(111)	(111)
Issuance of new common shares	5,325	53	89,812				89,865
Contribution of stock to employee benefit plans	944	9	328			6	343
Issuance of warrants to lenders			430				430
Fresh-Start accounting adjustments	(26,266)	(266)	(46,550)	123,180	3,267	886	80,517
Other				(9)			(9)

Balance at September 30, 2003	5,325	53	89,812				89,865
Net income				31			31
Other comprehensive income (loss):
Foreign currency translation adjustment					914		914
Minimum pension liability adjustment					(3)		(3)

Comprehensive income							942

Balance at December 31, 2003	5,325	$53	$89,812	$31	$911		$90,807

*	See accompanying notes to these consolidated financial statements, including Note A – Nature of Operations and Summary of Significant Accounting Policies, describing the Reorganized Company and Predecessor Company. The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Reorganized Company*	Predecessor Company*
	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Years Ended December 31,
			2002	2001
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$31	$(7,918)	$(134,002)	$(9,064)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Reorganization items, net		(5,677)
Loss on insolvent subsidiary		13,682
Cumulative effect of change in accounting principle				88
Financing costs amortization		1,653	3,159	1,475
Debt restructuring-related fees expensed		6,046	4,911	261
Employee separation and plant closure costs		456	3,858	1,403
Gain on sale of assets	(57)	(4,753)	(1,420)	(538)
Goodwill impairment charge			92,379
Depreciation and amortization	2,225	7,607	11,372	16,301
Equity loss (income) from joint venture	41		(369)	(525)
Foreign currency transaction (gain) loss	(350)	287	1,081	92
Minority interest	34	105	83	182
Deferred income tax expense (benefit)	626	5,000	10,183	(636)
Contribution of stock to employee benefit plans		343	2,093	2,276
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(3,027)	2,486	2,126	7,053
Inventory and other current assets	7,118	5,270	(1,194)	10,720
Accounts payable and other current liabilities	(1,838)	(1,527)	1,550	(26,398)
Income tax refund			9,258
Billings in excess of contract revenue and customer advances	185	(3,594)	181	4,761

Net Cash Provided By Operating Activities	4,988	19,466	5,249	7,451
INVESTING ACTIVITIES
Capital expenditures	(518)	(1,907)	(2,856)	(7,905)
Dividends received from joint venture		790	492
Proceeds from sale of assets		16,075	2,300	2,365
Other investing activities	672	143	1,352	(714)

Net Cash Provided By (Used In) Investing Activities	154	15,101	1,288	(6,254)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	4,151	20,359	46,354	106,740
Payments on revolving credit facilities	(6,775)	(21,614)	(48,634)	(89,945)
Principal payments on long-term debt	(10,840)	(1,199)	(6,657)	(15,313)
Debt restructuring-related fees paid		(12,583)	(6,733)	(848)
Payments on interest rate collars	(512)	(759)	(1,750)
Purchases of treasury stock		(111)	(219)	(181)
Other financing activities			25	51

Net Cash (Used In) Provided By Financing Activities	(13,976)	(15,907)	(17,614)	504

Cash flow (used in) provided by continuing operation	(8,834)	18,660	(11,077)	1,701
Cash flow provided by discontinued operation		1,592	5,219	5,582

Net (decrease) increase in cash and cash equivalents	(8,834)	20,252	(5,858)	7,283
Effect of exchange rate changes on cash	(381)	338	1,282	(403)
Cash and cash equivalents at beginning of period	27,815	7,225	11,801	4,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,600	$27,815	$7,225	$11,801

*	See accompanying notes to these condensed consolidated financial statements, including Note A – Nature of Operations and Summary of Significant Accounting Policies, describing the Reorganized Company and Predecessor Company. The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Investments in affiliates where the Company’s ownership is between 20 percent and 50 percent, or where the Company does not have control but has the ability to exercise significant influence over operations or financial policy, are accounted for under the equity method. The Company’s Chart Heat Exchangers Limited (“CHEL”) subsidiary, which is 100 percent owned by the Company, filed for a voluntary administration under the U.K. Insolvency Act of 1986 on March 28, 2003, as more fully described in Note E to the consolidated financial statements. Because CHEL is not under the control of the Company subsequent to March 28, 2003, the consolidated financial statements do not include the accounts or results of CHEL subsequent to March 28, 2003.

Basis of Presentation: On July 8, 2003, the Company and all of its then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries were included in the filing in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On September 15, 2003, the Company (as reorganized, the “Reorganized Company”) and all of its then majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003 (the “Reorganization Plan”), which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Under the Reorganization Plan, the Company’s senior debt of $255,746 and related interest and fees of $1,861 were converted into a $120,000 secured term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the Reorganized Company, and Chart’s $40,000 secured debtor-in-possession financing facility was amended and restated as a $40,000 post-bankruptcy secured revolving credit facility. On September 15, 2003, all of the Company’s common stock, warrants, options and other rights to acquire the Company’s common stock were cancelled, and the Company’s former stockholders received five percent of the initial equity of the Reorganized Company and the opportunity to acquire up to an additional five percent of equity through the exercise of 280,281 newly issued warrants. These warrants to acquire new common stock have an exercise price of $32.97 per share and are exercisable for a period of seven years.

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of fresh-start accounting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) (“Fresh-Start accounting”). The Company used September 30, 2003 as the date for adopting Fresh-Start accounting in order to coincide with the Company’s normal financial closing for the month of September 2003. Upon adoption of Fresh-Start accounting, a new reporting entity was deemed to be created and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of Fresh-Start accounting (the “Predecessor Company”) for periods ended prior to September 30, 2003 are not necessarily comparable to those of the Reorganized Company. In this Annual Report on Form 10-K, references to the Company’s nine-month period ended September 30, 2003 and all periods ended prior to September 30, 2003 refer to the Predecessor Company.

SOP 90-7 requires that financial statements for the period following the Chapter 11 filing through the bankruptcy confirmation date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business, including adjustments to fair value assets and liabilities and the gain on the discharge of pre-petition debt, are reported separately as reorganization items, net, in the other income (expense) section of the Predecessor Company’s consolidated statement of operations.

Fresh-Start Adjustments: In accordance with Fresh-Start accounting, all assets and liabilities were recorded at their respective fair values as of September 30, 2003. Such fair values represented the Company’s best estimates based on independent appraisals and valuations.

To facilitate the calculation of the enterprise value of the Reorganized Company, the Company developed a set of five-year financial projections. Based on these financial projections, the enterprise value was determined by a financial advisor, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows derived from the financial projections, including an assumption for a terminal value, discounted back at the Reorganized Company’s estimated weighted average cost of capital. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions, none of which are guaranteed. For Fresh-Start accounting

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies — Continued

purposes, the estimated enterprise value of the Reorganized Company was calculated to be $190,400. In applying Fresh-Start accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the restructuring of the Company’s capital structure and resulting discharge of the senior lenders’ pre-petition debt, resulted in net other income of $5,677 in the nine months ended September 30, 2003. The reorganization value exceeded the fair value of the Reorganized Company’s assets and liabilities, and this excess is reported as reorganization value in excess of amounts allocable to identifiable assets in the Reorganized Company’s consolidated balance sheet.

Changes to Significant Accounting Policies: As part of the provisions of SOP 90-7, the Reorganized Company was required to adopt on September 30, 2003 all accounting guidance that was going to be effective within the twelve-month period following September 30, 2003. Additionally, Fresh-Start accounting required the selection of appropriate accounting policies for the Reorganized Company. The significant accounting policies previously used by the Predecessor Company have continued to be used by the Reorganized Company except for certain policies related to inventory valuation and the policy for estimating the accounts receivable allowance for doubtful accounts. As of September 30, 2003, the Company changed its method of accounting for inventories at sites of the Company’s Chart Heat Exchangers Limited Partnership legal entity and former Process Systems, Inc. legal entity from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method since the value of inventory on the LIFO method was approximately equal to the value on a FIFO basis. As of September 30, 2003, the Company changed its policy for estimating reserves for slow moving and obsolete inventories by utilizing aging reports indicating how long specific inventory items were on-hand without any usage, in addition to the forecasted inventory usage reports previously utilized, and by adopting updated historical obsolescence experience rates. Additionally, as of September 30, 2003, the Company changed its policy for estimating the accounts receivable allowance for doubtful accounts by calculating the age of the receivable based on the invoice due date, as opposed to the invoice issuance date, and by adopting updated historical bad-debt experience rates.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies — Continued

The following table reflects the reorganization adjustments to the Reorganized Company’s consolidated balance sheet at September 30, 2003.

	Predecessor Company September 30, 2003	Fresh-Start Fair Value Adjustments		Fresh-Start Tax Adjustments		Fresh-Start Equity Adjustments		Reorganized Company September 30, 2003

ASSETS
Current Assets
Cash and cash equivalents	$30,995	$(3,180	)A					$27,815
Accounts receivable, net	37,316	(1,212	)B					36,104
Inventories, net	38,741	3,528	C					42,269
Other current assets	26,219	(5,710	)D	$8,177	P			28,686
Assets held for sale	550							550

Total Current Assets	133,821	(6,574)		8,177				135,424
Property, plant and equipment, net	46,079	317	E					46,396
Goodwill, net	74,977	(74,977	)F
Reorganization value						$76,540	G	76,540
Identifiable intangible assets, net	7,136	44,847	E					51,983
Other assets, net	3,796	(1,217	)H					2,579

TOTAL ASSETS	$265,809	$(37,604)		$8,177		$76,540		$312,922

LIABILITIES & SHAREHOLDER’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$18,277	$3,357	A					$21,634
Customer advances and billings in excess of contract revenue	6,830							6,830
Accrued expenses and other current liabilities	32,123	(456	)I	$(882	)P			30,785
Current maturities of long-term debt	258,221	(254,746	)J					3,475

Total Current Liabilities	315,451	(251,845)		(882)				62,724
Long-term debt	3,537	119,000	J					122,537
Other long-term liabilities	28,015	(4,278	)K	14,059	P			37,796
Shareholder’s (Deficit) Equity
Common stock – Reorganized Company		50	J			$3	M	53
Common stock – Predecessor Company	266					(266	)L
Additional paid-in-capital – Reorganized Company		85,321	J			4,491	M	89,812
Additional paid-in-capital – Predecessor Company	46,550					(46,550	)L
Retained deficit	(123,857)	5,677	N	(5,000	) P	123,180	L
Accumulated other comprehensive (loss) income	(3,267)	8,471	O			(5,204	)L
Treasury stock	(886)					886	L

Shareholders’ (Deficit) Equity	(81,194)	99,519		(5,000)		76,540		89,865

TOTAL LIABILITIES AND SHAREHOLDERS (DEFICIT) EQUITY	$265,809	$(37,604)		$8,177		$76,540		$312,922

A	Professional fees paid and accrued related to the reorganization process

B	Adjustment to accounts receivable allowance for doubtful accounts due to change in accounting policy

C	Adjustment of $5,368 to record income earned by the Predecessor Company related to the manufacturing effort for work-in-process and finished goods inventory, $70 reversal of the LIFO inventory reserve due to the Company’s election to change from LIFO to FIFO accounting for inventories and an increase of $1,910 in the reserve for slow moving and obsolete inventory (collectively, the adjustment to inventory to reflect fair value).

D	Adjustment to write-off deferred financing costs related to the Predecessor Company’s senior debt

E	Adjustments to record fixed assets and identifiable intangible assets at fair values determined by an independent valuation specialist

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies — Continued

F	Adjustment to write-off the Predecessor Company’s goodwill

G	Adjustment to record the reorganization value in excess of amounts allocable to identifiable assets

H	Adjustment of $1,146 to write-off intangible assets related to defined benefit pension plans and $71 to write-off other assets

I	Adjustment of $1,861 to write-off senior debt related interest and fees partially offset by an adjustment of $1,405 to accrue severance expenses of the Predecessor Company related to the Reorganization Plan

J	Adjustment to write-off Predecessor Company senior debt and related interest and fees in exchange for a 95 percent ownership interest in the Reorganized Company and a new $120,000 secured term loan

Pre-petition senior debt	$255,746
Pre-petition senior debt interest and fees	1,861

257,607
New senior debt – current	1,000
New senior debt – long term	119,000

137,607
95 percent equity interest in Reorganized Company	85,371

Debt forgiveness income	$52,236

K	Adjustment of $3,904 to write-off a claim impaired in the Chapter 11 proceedings and an adjustment of $374 to reduce the defined benefit pension plan obligation

L	Adjustment to eliminate the retained deficit, common stock and other equity items of the Predecessor Company

M	Adjustment to record the Predecessor Company’s existing stockholders’ five percent equity interest in the Reorganized Company

N	Adjustment to record reorganization items as net other (income) expense, consisting of the following items:

Accounts receivable allowance for doubtful accounts	$1,212
Deferred financing costs related to senior debt	5,710
Fixed assets fair value adjustment	(317)
Intangible assets fair value adjustment	(44,847)
Write-off of goodwill	74,977
Write-off of other assets	71
Impaired claim	(3,904)
Adjust defined benefit pension plan assets and liabilities to fair value	9,243
Debt forgiveness income	(52,236)
Reorganization fees	6,537
Reorganization related severance	1,405
Inventory fair value adjustment	(3,528)

Reorganization items included in net other (income) expense	$(5,677)

O	Adjustment of $8,471 to write-off the defined benefit pension plan additional minimum liability

P	Adjustment to record deferred tax assets and liabilities and related valuation allowance resulting from the Fresh-Start valuation adjustments

Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The December 31, 2003 and 2002 balances include money market investments and cash.

Concentrations of Credit Risks: The Company sells its products to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing industries in countries all over the world. Approximately 49 percent, 33 percent and 34 percent of sales were destined to be used in foreign countries in 2003, 2002 and 2001, respectively. While no single customer exceeded ten percent of consolidated sales in 2003, 2002 or 2001, sales to the Company’s top ten customers accounted for 43 percent, 41 percent and 40 percent of consolidated sales in 2003, 2002 and 2001, respectively. The Company’s sales to particular customers fluctuate from period to period, but the gas producer customers of the Company’s Energy and Chemicals segment tend to be a consistently large source of revenue for the Company. To minimize credit risk

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies — Continued

from trade receivables, the Company reviews the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitors the financial condition of customers to help ensure timely collections and to minimize losses. Additionally, for certain domestic and foreign customers, particularly in the Energy and Chemicals segment, the Company requires advance payments, letters of credit and other such guarantees of payment. Certain customers also require the Company to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order.

The Company is also subject to concentrations of credit risk with respect to its cash and cash equivalents, marketable securities, interest rate collar agreements and forward foreign currency exchange contracts. To minimize credit risk from these financial instruments, the Company enters into these arrangements with major banks and other high credit quality financial institutions and invests only in high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations.

Allowance for Doubtful Accounts: The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. The Company also records allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. Bad debt expense (recoveries) totaled $128 for the three months ended December 31, 2003, ($159) for the nine-months ended September 30, 2003 and $1,595 and ($360) for the years ended December 31, 2002 and 2001, respectively.

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method at December 31, 2003 and by both the last-in, first-out (“LIFO”) method (approximately 11 percent of inventory at December 31, 2002) and FIFO method at December 31, 2002. The components of inventory are as follows:

	Reorganized Company	Predecessor Company
	December 31,
	2003	2002
Raw materials and supplies	$15,143	$21,361
Work in process	11,761	13,165
Finished goods	7,884	11,542
LIFO reserve		(70)

	$34,788	$45,998

Inventory Valuation Reserves: The Company determines inventory valuation reserves based on a combination of factors. In circumstances where the Company is aware of a specific problem in the valuation of a certain item, a specific reserve is recorded to reduce the item to its net realizable value. The Company also recognizes reserves based on the actual usage in recent history and projected usage in the near-term. If circumstances change (e.g., lower-than-expected or higher-than-expected usage), estimates of the net realizable value could be changed by a material amount.

Property, Plant and Equipment: Property, plant and equipment are stated on the basis of cost prior to September 30, 2003. At September 30, 2003, property, plant and equipment were recorded at fair value as part of Fresh-Start accounting. The estimated depreciable lives were adjusted to reflect the estimated remaining useful life of each asset and all existing accumulated depreciation was eliminated. Subsequent to September 30, 2003, all capital expenditures for property, plant and equipment are stated on the basis of cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, whereas major improvements are capitalized. The cost of applicable assets is depreciated over their estimated useful lives. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense was $1,523 for the three-months ended December 31, 2003, $6,441 for the nine months ended September 30, 2003, $9,682 in 2002 and $9,311 in 2001. The following table summarizes the components of property, plant and equipment:

		Reorganized Company	Predecessor Company
		December 31,
Classification	Expected Useful Life	2003	2002
Land and buildings	20-35 years (buildings)	$28,547	$42,645
Machinery and equipment	3-12 years	17,083	48,979
Computer equipment, furniture and fixtures	3-7 years	2,073	11,084
Construction in process		267	403

		47,790	103,111
Less accumulated depreciation		(2,208)	(47,799)

Total property, plant and equipment, net		$45,762	$55,312

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies — Continued

Property, plant and equipment are evaluated for impairment if an indicator of impairment exists. The Company assesses whether impairment exists for each of its assets or groups of assets by comparing estimated undiscounted future cash flows against the carrying value of such assets. If the future undiscounted cash flows are less than the carrying value of the assets, an impairment reserve is recorded. The amount of impairment is calculated by comparing estimated future discounted cash flows, asset appraisals or market values of similar assets to the related carrying value.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, Goodwill and Other Intangible Assets: Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which established financial accounting and reporting for acquired goodwill and other intangible assets and superseded Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and APB Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

Prior to the adoption of SFAS No. 142, the Company recorded amortization expense for goodwill and other intangible assets. The following table sets forth a reconciliation of net loss and earnings per share information adjusted in 2001 for the non-amortization provisions of SFAS No. 142:

	Reorganized Company	Predecessor Company
	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Years Ended December 31,
			2002	2001
Reported income (loss) from continuing operations before cumulative effective of change in accounting principle	$31	$(7,918)	$(134,002)	$(8,976)
Add back goodwill and indefinite lived intangible asset amortization, net of tax				5,266

Adjusted income (loss) from continuing operations before cumulative effect of change in accounting principle	31	(7,918)	(134,002)	(3,710)
Cumulative effect of change in accounting principle, net of tax				88

Adjusted income (loss) from continuing operations	31	(7,918)	(134,002)	(3,798)
Income from discontinued operation		833	3,217	3,906

Adjusted net income (loss)	$31	$(7,085)	$(130,785)	$108

Basic and diluted earnings per share:
Reported income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.01	$(0.30)	$(5.35)	$(0.37)
Add back goodwill and indefinite lived intangible asset amortization, net of tax				0.21

Adjusted income (loss) before cumulative effect of change in accounting principle	0.01	(0.30)	(5.35)	(0.16)
Cumulative effect of change in accounting principle, net of tax				0.00

Adjusted income (loss) from continuing operations	0.01	(0.30)	(5.35)	(0.16)
Income from discontinued operation		0.03	0.13	0.16

Adjusted net income (loss)	$0.01	$(0.27)	$(5.22)	$0.00

Weighted average shares – basic and assuming dilution	5,325	26,336	25,073	24,573

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies — Continued

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

As part of adopting this standard as of January 1, 2002, the Predecessor Company determined that it had one indefinite lived intangible asset in addition to goodwill. The Predecessor Company evaluated the impairment of such indefinite lived intangible asset during the first quarter of 2002 and determined that it was not impaired. The Predecessor Company completed step one of the transitional impairment test for goodwill during the second quarter of 2002 and determined that the fair value of each reporting unit exceeded the carrying value, including goodwill, of such reporting unit as of January 1, 2002. As such, the Predecessor Company was not required to record a cumulative effect charge as of January 1, 2002 for the adoption of SFAS No. 142.

The Predecessor Company performed its annual impairment test of goodwill as of October 1, 2002 using discounted cash flow techniques and values of comparable businesses. These tests resulted in the fair value of the Predecessor Company’s Distribution and Storage reporting unit being less than its carrying value including goodwill, which caused the Predecessor Company to advance to step two of SFAS No. 142 and engage a valuation specialist to provide valuations of the Distribution and Storage reporting unit’s tangible and identifiable intangible assets. Although those procedures confirmed the value of the reporting unit’s tangible assets exceeded their carrying value, goodwill of the Distribution and Storage reporting unit was determined to be impaired. As a result, in the fourth quarter of 2002 the Predecessor Company recorded a non-cash impairment charge of $92,379, or $3.69 per diluted share, to write off non-deductible goodwill. This non-cash charge was due to the combination of a reduction in the overall estimated enterprise value of the Predecessor Company, attributable to its leverage situation and financial performance, and a reduction in the specific estimated value of the Distribution and Storage reporting unit, caused by the worldwide slowdown experienced by the manufacturing sectors of the industrialized world, reductions in capital expenditures in the consolidating global industrial gas industry and a lowering of expectations for future performance of this segment for these same reasons.

The Predecessor Company considered its July 8, 2003 Chapter 11 bankruptcy filing to be an indicator of impairment under SFAS No. 142 and performed step one of the goodwill impairment test as of June 30, 2003. The Predecessor Company used, for this purpose, discounted cash flow techniques and an overall enterprise value for the Company of $190,400, as estimated by the Company’s financial advisor and filed with the Bankruptcy Court in the Company’s disclosure statement relating to its Reorganization Plan. These tests resulted in the fair value of the Company’s reporting units exceeding their carrying value, including goodwill, and no impairment loss was recognized.

In order to apply Fresh-Start accounting for intangible assets, the Company engaged an independent valuation specialist to identify and value its intangible assets. The specialist conducted extensive interviews with the Company’s management to identify intangible assets including unpatented technology, patented technology, patents, customer base and trademarks and trade names, and used discounted cash flow techniques to estimate a total fair value of $51,983 for these intangible assets.

As part of the Fresh-Start accounting adjustments, the Company wrote-off Predecessor Company goodwill of $74,977 as of September 30, 2003 and recorded an intangible asset for the reorganization value in excess of amounts allocable to identifiable assets in the amount of $76,540 at September 30, 2003. This asset is being treated similar to goodwill in that it is not being amortized but has been allocated to the reporting units of the Reorganized Company and will be evaluated at least annually for impairment.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies — Continued

The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets.

		Reorganized Company		Predecessor Company
		December 31, 2003		December 31, 2002
	Reorganized Company	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	Estimated Useful Life
Finite-lived assets
Unpatented technology	9 years	$3,305	$(90)	$7,690	$(4,996)
Patented technology	12 years	3,729	(88)
Patents	5 years	540	(25)	2,131	(1,024)
Customer Base	13 years	23,960	(499)

		$31,534	$(702)	$9,821	$(6,020)

Indefinite-lived intangible assets
Reorganization value in excess of amounts allocable to identifiable assets		$76,540
Trademarks and trade names		20,449
Know-how and intellectual property				$6,439	$(1,610)
Goodwill				83,660	(6,428)

		$96,989		$90,099	$(8,038)

Amortization expense for intangible assets subject to amortization was $702 for the three months ended December 31, 2003, $1,166 for the nine months ended September 30, 2003, $1,690 in 2002 and $6,990 in 2001, and is estimated to be approximately $2,800 annually for fiscal years 2004 through 2008.

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

Financial Instruments: The fair values of cash equivalents, accounts receivable and short-term bank debt approximate their carrying amount because of the short maturity of these instruments. The fair value of long-term debt is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under such method the Company’s long-term debt approximated its carrying value at December 31, 2003 and 2002.

Derivative Instruments: Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.

The Company utilizes certain derivative financial instruments to enhance its ability to manage risk, including interest rate risk and foreign currency risk that exists as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument.

The Company’s primary interest rate risk exposure results from various floating rate pricing mechanisms in the Company’s consolidated term loan and revolving credit facility. This interest rate risk is partially managed by the use of an interest rate derivative contract relating to a portion of the term debt. The interest rate derivative contract is generally described as a collar and results in putting a cap on the base LIBOR interest rate at approximately 7.0 percent and a floor at approximately 5.0 percent on certain portions of the Company’s floating rate term debt. The Predecessor Company was required to enter into two interest rate collars in March 1999 to manage interest rate risk exposure relative to its term debt. One of these collars expired and was settled on June 28, 2002. The other collar, in the amount of $25,500 at December 31, 2003, continues to be outstanding after the bankruptcy and expires in March 2006. The Company’s interest rate collars do not qualify as a hedge under the provisions of SFAS No. 133, which requires such collars to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statement of operations. Accordingly, the Company recorded a cumulative effect of a change in accounting principle, net of income taxes, as an adjustment to operations as of January 1, 2001. The fair value of the contract related to the collar outstanding at December 31, 2003 is a liability of $1,165 and is recorded in accrued interest.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies — Continued

The change in fair value during the three months ended December 31, 2003, the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001 of $46, ($389), ($1,564) and ($2,876) respectively, is recorded in derivative contracts valuation income (expense).

The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the Euro, British Pound and Czech Koruna. The Company’s foreign currency forward contracts do not qualify as hedges under the provisions of SFAS No. 133. Gains and losses recorded by the Company related to foreign currency forward contracts during 2003, 2002 and 2001 were not material.

The Company held foreign exchange forward sale contracts for notional amounts as follows:

	Reorganized Company	Predecessor Company
	December 31, 2003	December 31, 2002
Euros	$1,399	$78

Fair Value	$1,399	$78

The Company recorded a charge for the cumulative effect of a change in accounting principle, net of income taxes, of $88 as of January 1, 2001 for the adoption of SFAS No. 133.

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve are as follows:

	Reorganized Company	Predecessor Company
	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Years Ended December 31,
			2002	2001
Balance at beginning of period	$3,803	$4,032	$3,492	$6,150
Warranty expense	89	1,214	2,875	266
Warranty usage	(684)	(1,443)	(2,335)	(2,924)

Balance at end of period	$3,208	$3,803	$4,032	$3,492

Shareholders’ Equity (Deficit): The Company reports comprehensive loss in its consolidated statement of shareholders’ equity (deficit). The components of accumulated other comprehensive income (loss) are as follows:

	Reorganized Company	Predecessor Company
	December 31, 2003	December 31, 2002
Foreign currency translation adjustments	$914	$336
Minimum pension liability adjustments	(3)	(11,135)

	$911	$(10,799)

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies — Continued

Revenue Recognition: For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement and the selling price to the buyer is fixed or determinable. For heat exchangers, cold boxes, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. Earned revenue on contracts in process at December 31 totaled $73,360, $44,817, and $39,344 in 2003, 2002 and 2001, respectively. Timing of amounts billed on contracts varies from contract to contract causing significant variation in working capital needs. Amounts billed on percentage of completion contracts in process at December 31 totaled $65,309, $37,981, and $38,407 in 2003, 2002, and 2001, respectively. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known.

Distribution Costs: The Company records distribution costs, including warehousing and freight related to product shipping, in cost of sales.

Advertising Costs: The Company incurred advertising costs of $465 for the three months ended December 2003, $1,538 for the nine months ended September 30, 2003, $2,965 in 2002 and $2,654 in 2001. These costs are expensed as incurred.

Research and Development Costs: The Company incurred research and development costs of $1,280 for the three months ended December 31, 2003, $2,551 for the nine months ended September 30, 2003, $4,573 in 2002 and $3,982 in 2001. These costs are expensed as incurred.

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

Employee Stock Options: All of the Predecessor Company’s employee stock options were cancelled on September 15, 2003 as part of the Reorganization Plan, and no new employee stock options had been issued as of December 31, 2003. Both the Predecessor Company and the Reorganized Company have elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Predecessor Company’s employee stock options equaled the market price of the underlying stock on the date of grant, the Predecessor Company did not recognize compensation expense.

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” in December 2002. SFAS No. 148 amends the disclosure provisions of SFAS No. 123 and requires expanded and more prominent disclosure of the effects of an entity’s accounting policy in respect to stock-based employee compensation.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies — Continued

The Predecessor Company’s pro forma disclosures showing the estimated fair value of the options, amortized to expense over the options’ vesting periods, are as follows:

	Nine Months Ended September 30, 2003	Years Ended December 31,
		2002	2001
Reported loss from continuing operations before cumulative effective of change in accounting principle	$(7,918)	$(134,002)	$(8,976)
Pro-forma stock-based employee compensation cost, net of taxes	(254)	(553)	(831)

Pro-forma loss from continuing operations before cumulative effect of change in accounting principle	(8,172)	(134,555)	(9,807)
Cumulative effect of change in accounting principle, net of taxes			88

Pro-forma loss from continuing operations	(8,172)	(134,555)	(9,895)
Income from discontinued operation	833	3,217	3,906

Pro-forma net loss	$(7,339)	$(131,338)	$(5,989)

Basic and diluted earnings per share:
Reported loss from continuing operations before cumulative effect of change in accounting principle	$(0.30)	$(5.35)	$(0.37)
Pro-forma stock-based employee compensation cost, net of taxes	(0.01)	(0.02)	(0.03)

Pro-forma loss from continuing operations before cumulative effect of change in accounting principle	(0.31)	(5.37)	(0.40)
Cumulative effect of change in accounting principle, net of taxes			(0.00)

Pro-forma loss from continuing operations	(0.31)	(5.37)	(0.40)
Income from discontinued operation	0.03	0.13	0.16

Pro-forma net loss	$(0.28)	$(5.24)	$0.24

Weighted average shares – basic and assuming dilution	26,336	25,073	24,573

Earnings Per Share: The following table sets forth the computation of basic and diluted earnings per share. The assumed conversion of the Company’s potentially dilutive securities (employee stock options and warrants), before giving effect to the cumulative effect of a change in accounting principle, was anti-dilutive for the three months ended December 31, 2003, the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, respectively. As a result, the calculation of diluted net loss per share for these time periods set forth below does not reflect any assumed conversion.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies — Continued

	Reorganized Company	Predecessor Company
	Three Months Ended December 31 2003	Nine Months Ended September 30, 2003	Years Ended December 31,
			2002	2001
		(Shares in thousands)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$31	$(7,918)	$(134,002)	$(8,976)
Cumulative effect of change in accounting principle, net of taxes				(88)

Income (loss) from continuing operations	31	(7,918)	(134,002)	(9,064)
Income from discontinued operation		833	3,217	3,906

Net income (loss)	$31	$(7,085)	$(130,785)	$(5,158)

Weighted-average common shares	5,235	26,336	25,073	24,573

Net income (loss) per common share – basic and assuming dilution:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.01	$(0.30)	$(5.35)	$(0.37)
Cumulative effect of change in accounting principle, net of taxes				0.00

Income (loss) from continuing operations	0.01	(0.30)	(5.35)	(0.37)
Income from discontinued operation		0.03	0.13	0.16

Net income (loss) per common share	$0.01	$(0.27)	$(5.22)	$(0.21)

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

Recently Adopted Accounting Standards: Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for all companies. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies — Continued

Effective July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The adoption of this statement did not have a material impact on the Company’s financial position, liquidity, cash flows or results of operations. Effective July 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and requires that certain financial instruments should be classified as liabilities (or as assets in some circumstances). The adoption of this statement did not have a material impact on the Company’s financial position, liquidity, cash flows or results of operations.

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

NOTE B — Balance Sheet Components

The following table summarizes the components of other current assets, other assets, net, other current liabilities and other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2003 and 2002:

	Reorganized Company	Predecessor Company
	December 31, 2003	December 31, 2002
Other current assets:
Deposits	$1,390	$566
Investment in leases	131	245
Deferred financing costs, net		7,204
Deferred income taxes	8,177
Other receivables	6,898	6,525

	$16,596	$14,540

Other assets, net:
Deferred financing costs, net		$73
Equity investment in Coastal Fabrication joint venture	$340	1,171
Investment in leases	320	494
Cash value life insurance	1,401	1,335
Prepaid pension cost		1,146
Other	266	865

	$2,327	$5,084

Other current liabilities:
Accrued interest	$1,179	$2,167
Accrued income taxes	1,572	4,879
Accrued other taxes	1,005	1,424
Accrued rebates	2,524	1,478
Accrued employee separation and plant closure costs	3,390	8,815
Deferred income taxes		380
Accrued other	3,455	4,150

	$13,125	$23,293

Other long-term liabilities:
Deferred income taxes	$14,900	$1,297
Accrued environmental	6,794	6,627
Accrued pension cost	15,156	16,125
Minority interest	1,442	1,106
Other	11	473

	$38,303	$25,628

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements

The following table shows the components of the Company’s borrowings at December 31, 2003 and 2002, respectively.

	Reorganized Company	Predecessor Company
	December 31, 2003	December 31, 2002
Senior term loan, due September 2009, quarterly principal payments, average interest rate of 4.69% at December 31, 2003	$109,750
Term loan A, originally due March 2005, quarterly principal payments, average interest rate of 5.94% at December 31, 2002		$97,933
Term loan B, originally due March 2006, quarterly principal payments, average interest rate of 5.94% at December 31, 2002		115,748
Revolving Credit Facility, originally due March 2005, average interest rate of 6.0% at December 31, 2002		33,400
Series 1 and Series 2 Incremental Revolving Credit Facilities, originally due March 2003, average interest rate of 6.19% at December 31, 2002		9,793
Industrial Development Revenue Bonds, due August 2006, monthly payments, average interest rate of 6.33% at December 31, 2003	1,608	2,160
Industrial Development Revenue Bonds, due June 2006, semi-annual principal payments, average interest rate of 1.55% at December 31, 2003	1,100	1,540
Revolving foreign credit facility	45	2,528
Other notes payable with varying principal and interest payments	58	798

Total debt	112,561	263,900
Less: current maturities	3,480	5,865
Less: current portion		256,874

Long-term debt	$109,081	$1,161

In March 1999, the Predecessor Company negotiated a consolidated credit and revolving loan facility (the “Old Credit Facility”), which originally provided for term loans of up to $250,000 and a revolving credit line of $50,000, which could also be used for the issuance of letters of credit. Due to scheduled reductions in the commitment amount, at July 8, 2003 the Old Credit Facility provided a revolving credit line of $48,967. Under the Old Credit Facility, the Predecessor Company granted a security interest in substantially all of the assets of the Predecessor Company to the agent bank as representative of the senior lenders. Under the terms of the Old Credit Facility, term loans and revolving credit bore interest at rates that equaled the prime rate plus incremental margins or LIBOR plus incremental margins. The incremental margins varied based on the Predecessor Company’s financial position and ranged from 2.0 percent to 4.75 percent.

The Predecessor Company entered into the Series 1 Incremental Revolving Credit Facility in November 2000 and the Series 2 Incremental Revolving Credit Facility in April 2001 (collectively, the “Incremental Credit Facility”), which originally provided a revolving credit line of $10,000 in addition to the credit line available under the Old Credit Facility. Due to scheduled reductions in the commitment amount, at July 8, 2003 the Incremental Credit Facility provided a revolving credit line of $9,793. Borrowings on the Incremental Credit Facility were secured by the same collateral as the Old Credit Facility and bore interest, at the Company’s option, at rates equal to the prime rate plus 3.50 percent or LIBOR plus 4.25 percent. The Predecessor Company was also required to pay a commitment fee of 0.75 percent per annum on the average daily unused amount. The Incremental Credit Facility expired on July 15, 2003.

The Old Credit Facility contained certain covenants and conditions which imposed limitations on the Predecessor Company and its operating units, including meeting certain financial tests and the quarterly maintenance of certain financial ratios on a consolidated basis such as: minimum net worth, maximum leverage, minimum pre-tax interest coverage ratio, minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation, amortization and restructuring charges. As of December 31, 2002 and June 30, 2003, the Predecessor Company was in default under the Old Credit Facility and the Incremental Credit Facility due to violations of these financial covenants. Subsequent to December 31, 2002, the Predecessor Company also was in default under the Old Credit Facility as a result of its failure to make principal and interest payments when due and the insolvency of CHEL, which is more fully described in Note E to the consolidated financial statements. The Predecessor Company’s senior lenders amended the Old Credit Facility and Incremental Credit Facility on April 2, 2003 to waive all defaults existing at December 31, 2002 and through April 30, 2003 and to defer until April 30, 2003 $6,549 in scheduled term debt amortization payments and $9,793 in Incremental Credit Facility amortization payments originally due on March 31, 2003. In addition, the amendment provided that if a negotiated term sheet with the senior lenders was reached by April 30, 2003, the waiver of defaults and deferral of debt payments would be extended until June 30, 2003. The amendment also granted approval for certain asset sales, the proceeds of which were to be used to fund senior debt interest payments, restructuring related activities and working capital requirements.

On April 30, 2003, the Predecessor Company reached an agreement in principle with its senior lenders on a restructuring plan and entered into an agreement with its senior lenders as of April 30, 2003 under which the senior lenders agreed to extend the waiver of defaults obtained on April 2, 2003 through June 30, 2003, to defer certain interest and principal payments to June 30, 2003 and to permit the Predecessor Company to sell certain non-core assets. The Predecessor

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements — Continued

Company and the senior lenders subsequently entered into an agreement on June 30, 2003 to extend the waiver of defaults and deferral of interest and principal payments to July 15, 2003 and to permit the Company to sell certain non-core assets. Proceeds from the sales of assets enabled the Predecessor Company to fund certain senior debt interest payments and pay certain professional fees and provided the Predecessor Company with increased liquidity for identified working capital requirements and other corporate needs and obligations.

On July 8, 2003, the Predecessor Company and all of its then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries were included in the filing in the Bankruptcy Court. The Predecessor Company recorded interest expense on amounts outstanding under the term loan portion and revolving credit loan portion of the Old Credit Facility and under the Incremental Credit Facility until July 8, 2003, the date the Predecessor Company filed its Chapter 11 petitions, but not thereafter. As a result, interest expense for the three- and nine-month periods ended September 30, 2003 does not include approximately $3,798 that would have been payable under the terms of these facilities had the Company not filed for Chapter 11 protection.

In conjunction with the filing of its Reorganization Plan, on July 17, 2003, the Predecessor Company entered into a debtor-in-possession credit facility (the “DIP Credit Facility”) with certain of its senior lenders. The DIP Credit Facility provided a revolving credit line of $40,000, of which $30,000 could also be used for the issuance of letters of credit. Loans under the DIP Credit Facility bore interest at rates equal to the prime rate plus 1.50 percent or LIBOR plus 2.50 percent. On August 13, 2003, the Bankruptcy Court entered a final order approving the DIP Credit Facility. The DIP Credit Facility expired on September 15, 2003, the bankruptcy consummation date.

On September 15, 2003, the Company and all of its then majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Reorganization Plan, which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Under the Reorganization Plan, the Predecessor Company’s senior debt of $255,746 and related interest and fees of $1,861 were converted into a $120,000 secured term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the Reorganized Company, and the Predecessor Company’s $40,000 secured DIP Credit Facility was amended and restated as a $40,000 post-bankruptcy secured revolving credit facility. On September 15, 2003, all of the Predecessor Company’s common stock, warrants, options and other rights to acquire the Predecessor Company’s common stock were cancelled, and the Predecessor Company’s former stockholders received five percent of the initial equity of the Reorganized Company and the opportunity to acquire up to an additional five percent of equity through the exercise of 280,281 newly issued warrants. These warrants to acquire new common stock have an exercise price of $32.97 per share and are exercisable for a period of seven years, subject to early termination in certain cases.

Effective September 15, 2003, the Reorganized Company entered into a new term loan agreement and revolving credit facility (collectively, the “Credit Facility”) and granted a security interest in substantially all of the assets of the Company to the agent bank as representative of the senior lenders. The Credit Facility provides a term loan of $120,000 with final maturity in 2009 and a revolving credit line of $40,000 that expires September 15, 2008, of which $30,000 may be used for the issuance of letters of credit. Under the terms of the Credit Facility, term loans bear interest, at the Company’s option, at rates equal to the prime rate plus 2.50 percent or LIBOR plus 3.50 percent and the revolving credit line bears interest, at the Company’s option, at rates equal to the prime rate plus 1.50 percent or LIBOR plus 2.50 percent. The Company is also required to pay a commitment fee of 0.375 percent per annum on the unused amount of the revolving credit line of the Credit Facility.

The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including a restriction on the payment of cash dividends and a requirement to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including maximum leverage (calculated as total debt divided by earnings before interest, taxes, depreciation, amortization and restructuring charges (“EBITDAR”)), minimum interest coverage ratio (calculated as EBITDAR divided by interest expense), minimum fixed charge coverage ratio (calculated as EBITDAR less capital expenditures divided by the sum of interest expense, scheduled debt payments and taxes paid), minimum EBITDAR and maximum capital expenditures. The Credit Facility also contains a feature whereby if the Company generates cash from operations above a pre-defined calculated amount, the Company is required to use a portion of that cash to make a pre-payment on the term loan portion of the Credit Facility.

In December 2003, the Company made a $10,000 prepayment on the term loan portion of the Credit Facility. As a result, at December 31, 2003, the Company had borrowings outstanding of $109,750 under the term loan portion of the Credit Facility and letters of credit outstanding and bank guarantees totaling $18,048 supported by the revolving credit line portion of the Credit Facility.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements — Continued

The scheduled annual maturities of debt and credit arrangements at December 31, 2003, are as follows:

Year	Amount
2004	$3,480
2005	3,235
2006	3,886
2007	6,416
2008	6,415
2009	89,129

$112,561

The Company paid interest of $2,268 in the three months ended December 31, 2003, $10,021 in the nine months ended September 30, 2003, $20,553 in 2002 and $23,996 in 2001.

NOTE D — Employee Separation and Plant Closure Costs

In 2002, the Company embarked on an aggressive manufacturing facility reduction plan designed to consolidate excess capacity and reduce overall operating costs, closing its Distribution and Storage segment manufacturing facilities in Costa Mesa, California and Columbus, Ohio and announcing the closure of the Company’s Energy and Chemicals segment manufacturing facility in Wolverhampton, United Kingdom, which was completed in the first quarter of 2003. In 2003, the Company continued this manufacturing facility reduction plan and engaged restructuring consultants to assist in the selection of other facilities to close and in the implementation of these closure activities. These actions resulted in the closure in September 2003 of the Company’s Energy and Chemicals segment sales and engineering office in Westborough, Massachusetts and the announcements in December 2003 and January 2004 of the closure of the Company’s Distribution and Storage segment manufacturing facility in Plaistow, New Hampshire and the Biomedical segment manufacturing and office facility in Burnsville, Minnesota, respectively. During 2003 and 2002, the Company recorded employee separation and plant closure costs related to the closures of these various facilities and also recorded non-cash inventory valuation charges included in cost of sales for the write-off of inventory at certain of these sites. The Company expects to record approximately $4,000 of employee separation and plant closure costs related to these actions in 2004.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE D — Employee Separation and Plant Closure Costs — Continued

The following tables summarize the Company’s employee separation and plant closure costs activity for 2003 and 2002.

	Solingen	Columbus and Costa Mesa	Denver	CHEL	Westborough	Plaistow	Other	Total
	Three Months Ended December 31, 2003 – Reorganized Company
One-time employee termination costs	$141	$(34)		$(50)	$79	$529	$154	$819
Other associated costs	9				113		69	191

Employee separation and plant closure costs	150	(34)		(50)	192	529	223	1,010
Reserve usage	(189)	(251)	$(212)	(31)	(286)	(31)	(435)	(1,435)

Change in reserve	(39)	(285)	(212)	(81)	(94)	498	(212)	(425)
Reserve as of October 1, 2003	39	302	212	1,638	710		914	3,815

Reserve as of December 31, 2003	$—	$17	$—	$1,557	$616	$498	$702	$3,390

	Nine Months Ended September 30, 2003 – Predecessor Company
One-time employee termination costs	$11	$29		$368	$400	$121	$754	$1,683
Contract termination costs		(463)	$(1,254)		545		(91)	(1,263)
Other associated costs	38	203		211			10	462

Employee separation and plant closure costs	49	(231)	(1,254)	579	945	121	673	882
Inventory valuation in cost of sales		440					16	456

	49	209	(1,254)	579	945	121	689	1,338
Reserve usage	(173)	(1,328)	(357)	(3,822)	(235)	(121)	(302)	(6,338)

Change in reserve	(124)	(1,119)	(1,611)	(3,243)	710		387	(5,000)
Reserve as of January 1, 2003	163	1,421	1,823	4,881			527	8,815

Reserve as of September 30, 2003	$39	$302	$212	$1,638	$710	$—	$914	$3,815

	Year Ended December 31, 2002 – Predecessor Company
One-time employee termination costs	$12	$520	$276	$5,777	$28	$8	$509	$7,130
Contract termination costs	192	690	2,209	40				3,131
Other associated costs	13	1,043	170	2,400				3,626

Employee separation and plant closure costs	217	2,253	2,655	8,217	28	8	509	13,887
Inventory valuation in cost of sales		564	287	631				1,482

	217	2,817	2,942	8,848	28	8	509	15,369
Pension curtailment				(2,921)				(2,921)
Reserve usage	(54)	(1,396)	(1,119)	(1,046)	(28)	(8)	(468)	(4,119)

Change in reserve	163	1,421	1,823	4,881			41	8,329
Reserve as of January 1, 2002							486	486

Reserve as of December 31, 2002	$163	$1,421	$1,823	$4,881	$—	$—	$527	$8,815

The employee separation and plant closure costs reserve at December 31, 2003 and 2002 consist of $1,132 and $5,214 respectively for lease termination and facility-related closure costs and $2,258 and $3,601 respectively for severance and other benefits.

NOTE E — Loss on Insolvent Subsidiary

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by CHEL, and all current heat exchanger manufacturing is now being conducted at its LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. In accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company is not consolidating the accounts or financial results of CHEL subsequent to March 28, 2003 due to the assumption of control of CHEL by the insolvency administrator. Effective March 28, 2003, the Company recorded a non-cash impairment charge of $13,682 to write off its net investment in CHEL.

CHEL’s net pension plan obligations increased significantly prior to the closure of the Wolverhampton facility, primarily due to a decline in plan asset values and interest rates, resulting in an estimated plan deficit of $12,000 as of March 2003. Based on the Company’s financial condition, in March 2003 the Company determined not to advance funds to CHEL

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE E — Loss on Insolvent Subsidiary – Continued

in amounts necessary to fund CHEL’s obligations. CHEL did not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a United Kingdom pension regulatory board, which approved the wind-up as of March 28, 2003. Included in the impairment charge of $13,682 is an estimate of certain potential liabilities, including an estimate of CHEL’s net pension plan deficit. Adjustments to amounts provided may be required in subsequent periods when an analysis of the pension plan’s net deficit on a wind-up basis is ultimately completed by the administrator.

At the present time, the Company is unable to determine the final financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. CHEL’s administrator has asserted certain claims on behalf of CHEL against the Company related to these matters, and the Company can provide no assurance that further claims will not be asserted against the Company for obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

NOTE F — Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2003, pursuant to Section 108 of the Internal Revenue Code, the Company lost all domestic tax attributes, except for capital loss carryforwards of $8,930 that were fully reserved at December 31, 2003, due to recognition of cancellation of indebtedness income. At December 31, 2002, the Company had domestic net operating loss carryforwards of $33,865, capital loss carryforwards of $14,837, and research and development credits and other credits of $884. Additionally, the Company had foreign net operating loss carryforwards of $6,349 at December 31, 2002.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Reorganized Company	Predecessor Company
	December 31,
	2003	2002
Deferred tax assets:
Accruals and reserves	$9,271	$17,365
Net operating loss and credit carryforwards		24,350
Pensions	3,155	3,585
Inventory	1,921
Other – net	3,479	1,012

	17,826	46,312
Valuation allowance		(38,248)

Total deferred tax assets	17,826	8,064

Deferred tax liabilities:
Property, plant and equipment	6,293	6,258
Intangibles	17,644	1,940
Inventory		1,543
Other – net	612

Total deferred tax liabilities	24,549	9,741

Net deferred tax liabilities	$(6,723)	$(1,677)

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE F — Income Taxes — Continued

The Company has not provided for U.S. federal income taxes on approximately $4,457 of foreign subsidiaries’ undistributed earnings as of December 31, 2003 because such earnings are intended to be reinvested indefinitely. The amount of U.S. federal income tax that would result had such earnings been repatriated would approximate $1,560.

Income (loss) from continuing operations before income taxes, minority interest, cumulative effect of change in accounting principle and extraordinary item consists of the following:

	Reorganized Company	Predecessor Company
	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Years Ended December 31,
			2002	2001
United States	$1,749	$(9,164)	$(110,235)	$(6,618)
Foreign	(1,823)	5,189	(9,362)	2,057

	$(74)	$(3,975)	$(119,597)	(4,561)

Significant components of the provision for income taxes are as follows:

	Reorganized Company	Predecessor Company
	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Years Ended December 31,
			2002	2001
Current:
Federal		$(4,016)
State	$181	158	$389	$100
Foreign	(932)	1,905	564	934

	(751)	(1,953)	953	1,034

Deferred:
Federal	537	6,639	9,959	(1,120)
State		664
Foreign	89	(2,303)	224	484

	626	5,000	10,183	(636)

	$(125)	$3,047	$11,136	$398

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense is as follows:

	Reorganized Company	Predecessor Company
	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Years Ended December 31,
			2002	2001
Income tax (benefit) expense at U.S. statutory rates	$(26)	$(1,391)	$(41,859)	$(1,596)
State income taxes, net of federal tax benefit	118	102	253	65
Debt forgiveness income		(18,283)
Loss related to foreign subsidiary			(12,200)
Effective tax rate differential of earnings outside of U.S.	(205)	89	481	(386)
Federal tax benefit of foreign sales	(88)	(263)	(315)	(310)
Non-deductible items – goodwill and other	76	4,535	32,142	1,551
Fresh-Start accounting adjustments and valuation allowance		22,274	32,634	1,074
Resolved tax contingency		(4,016)

	$(125)	$3,047	$11,136	$398

The Company had net income tax payments (refunds) of $362 in the three months ended December 31, 2003, $(1,262) in the nine months ended September 30, 2003, $(9,097) in 2002 and $2,272 in 2001.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE G — Discontinued Operation and Assets Held for Sale

On July 3, 2003, the Company sold certain assets and liabilities of its former Greenville Tube, LLC stainless steel tubing business, which the Company previously reported as a component of its Energy and Chemicals operating segment. The Company received gross proceeds of $15,500, consisting of $13,550 in cash and $1,950 in a long-term subordinated note, which resulted in a gain of $3,692 recorded in the nine months ended September 30, 2003. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the assets of its stainless steel tubing business as assets held for sale on its consolidated balance sheet as of December 31, 2002 and the operating results of this business as a discontinued operation on its consolidated statements of operations for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001. The amount of revenue reported in discontinued operations was $8,807 for the nine months ended September 30, 2003 and $19,931 and $22,702 for the years ended December 31, 2002 and 2001, respectively. The amount of pre-tax profit reported in discontinued operations is equal to the income from discontinued operation, net of income taxes, since the Company did not allocate income tax expense to this business.

In September 2003, the Company decided to sell a vacant building and a parcel of land at its New Prague, Minnesota Distribution and Storage manufacturing facility. In January 2004, the Company decided to sell a building and parcel of land at its Burnsville, Minnesota Biomedical manufacturing and office facility. The Company expects the sale of the New Prague assets to be completed by the second quarter of 2004 and the Burnsville assets to be completed by 2005. The Company classified the New Prague facility as an asset held for sale on its consolidated balance sheet as of December 31, 2003. The land and building related to the Burnsville facility are included in property, plant and equipment, net, in the Company’s consolidated balance sheet as of December 31, 2003 since the decision to sell the facility was made in January 2004. The net proceeds of these sales will be used to pay down debt under an industrial revenue bond and the balance will be available for working capital purposes.

NOTE H — Employee Benefit Plans

The Company has four defined benefit pension plans covering certain U.S. hourly and salary employees. Two of these plans have been frozen and two are still active. The defined benefit plans provide benefits based primarily on the participants’ years of service and compensation.

In December 2002, the Company announced the planned closure of its Wolverhampton, United Kingdom manufacturing facility, which was completed in March 2003. This closure resulted in the termination in 2003 of substantially all employees of this facility and eliminated for the terminated employees the accrual of defined benefits for any future service under the United Kingdom defined benefit pension plan (the “U.K. Plan”). As a result of the substantial terminations, the U.K. Plan was considered to be curtailed in December 2002 under the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Accordingly, the Company recognized $2,921 of expense related to this curtailment, which is recorded in employee separation and plant closure costs in the Company’s statement of operations. The U.K. Plan trustees wound-up the U.K Plan in April 2003 as more fully described in Note E.

Due to the U.K. Plan being terminated and an insolvency administrator controlling CHEL and the U.K. Plan, the Company has been unable to obtain any actuarial valuation or plan asset information subsequent to December 31, 2002. As a result, the Company did not record any additional periodic pension cost in 2003 related to the U.K. Plan, and continues to have recorded a net pension liability of $2,386 at December 31, 2003. CHEL’s administrator has asserted certain claims on behalf of CHEL against the Company related to the insolvency matters, and the Company can provide no assurance that further claims will not be asserted against the Company for pension or other obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

The following table sets forth the components of net periodic pension cost for the three months ended December 31, 2003, the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, based on a December 31 measurement date.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE H — Employee Benefit Plans — Continued

	Reorganized Company	Predecessor Company
	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Years Ended December 31,
			2002	2001
Service cost	$269	$851	$1,834	$1,716
Interest cost	534	1,515	3,242	2,829
Expected return on plan assets	(472)	(1,197)	(3,385)	(3,515)
Amortization of net (gain) loss		431	2	(243)
Amortization of prior service cost		83	179	104
Amortization of unrecognized transition asset			(16)	(14)
Curtailment loss			2,921

Total pension cost	$331	$1,683	$4,777	$877

The following table sets forth changes in the projected benefit obligation and plan assets, the accumulated benefit obligation, the funded status of the plans and the amounts recognized in the consolidated balance sheets as of December 31:

	2003	2002
	U.S. Plans	U.S. Plans	U.K. Plan
Change in projected benefit obligation:
January 1 projected benefit obligation	$32,407	$27,111	$19,241
Exchange rate changes			1,992
Service cost	1,120	1,219	615
Interest cost	2,049	1,992	1,250
Benefits paid	(758)	(706)	(589)
Loss due to curtailment			2,921
Actuarial losses (gains) and plan changes	536	2,791	(540)

December 31 projected benefit obligation	$35,354	$32,407	$24,890

December 31 accumulated benefit obligation	$31,945	$28,520	$16,721

Change in plan assets:
Fair value at January 1	$17,436	$18,665	$18,902
Exchange rate changes			1,895
Actual return	5,982	(4,771)	(1,487)
Employer contributions	2,584	4,248	611
Employee contributions			53
Benefits paid	(758)	(706)	(589)

Fair value at December 31	$25,244	$17,436	$19,385

Net amount recognized:
Funded status of the plans	$(10,110)	$(14,971)	$(5,505)
Unrecognized actuarial (gain) loss	(30)	13,133	3,119
Unrecognized prior service cost		1,108

Net pension liability recognized	$(10,140)	$(730)	$(2,386)

Prepaid benefit cost		$1,146
Accrued benefit liability	$(10,143)	(11,084)	$(5,050)
Accumulated other comprehensive loss	3	9,208	2,664

Net pension liability recognized	$(10,140)	$(730)	$(2,386)

The pension plans have a separately determined accumulated benefit obligation that is the actuarial present value of benefits based on service rendered and current and past compensation levels as of the measurement date. This obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. A minimum pension liability

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE H — Employee Benefit Plans — Continued

adjustment was required as of December 31, 2003 and 2002 as the actuarial present value of accumulated benefit obligations exceeded plan assets and accrued pension liabilities.

The actuarial assumptions used in determining the funded status information and subsequent net periodic pension cost are as follows:

	Reorganized Company	Predecessor Company
	December 31, 2003	September 30, 2003	December 31, 2002
United States Plans
Discount rate	6.25%	6.50%	6.75%
Weighted average rate of increase in compensation	4.00%	4.00%	3.00%
Expected long-term weighted average rate of return on plan assets	8.25%	8.25%	8.75%
United Kingdom Plan
Discount rate			5.75%
Weighted average rate of increase in compensation			3.70%
Expected long-term weighted average rate of return on plan assets			6.75%

The assumptions used in the actuarial valuations were established by the Company in conjunction with its actuary. The discount rate was established using the Moody’s 30-year AA bond rate as of December 31, 2003 and adding a premium of 0.15 percent to account for pension distributions occurring over time periods longer than 30 years. The weighted average rate of increase in compensation was established based upon the Company’s long-term internal compensation plans. The expected long-term weighted average rate of return on plan assets was established using the Company’s target asset allocation for equity and debt securities and the historical average rates of return for equity and debt securities based upon a study performed by the Securities and Exchange Commission in 2002.

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of short- and long-term plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Additionally, the U.S. plans held 2,540 shares of the Reorganized Company’s common stock and 250,549 shares of the Predecessor Company’s common stock with fair values of $67 and $165 at December 31, 2003 and 2002, respectively, and did not receive any dividends on these shares during 2003 or 2002. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The Company’s pension plan weighted-average actual and target asset allocations by asset category at December 31 are as follows:

		Actual
	Target	2003	2002
Stocks	60%	47%	46%
Fixed income funds	40%	34%	37%
Cash and cash equivalents		19%	17%

Total	100%	100%	100%

The Company’s funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, the Company expects to contribute $2,991 to its defined benefit pension plans in 2004 and expects the following benefit payments, which reflect expected future service as appropriate, to be paid by the U.S. plans:

2004	$942
2005	1,017
2006	1,089
2007	1,178
2008	1,318
2009 to 2013	9,071

$14,615

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE H — Employee Benefit Plans — Continued

The Company presently makes contributions to two union supported multi-employer pension plans resulting in expense of $110 for the three months ended December 31, 2003, $199 for the nine months ended September 30, 2003 and $235 and $227 for the years ended December 31, 2002 and 2001, respectively. One of these plans relates to employees at the Company’s Plaistow, New Hampshire facility that the Company is closing in 2004. It is likely that the Company may be required to withdraw from the multi-employer plan upon final termination of all employees, and the Company may be required to fund a related withdrawal obligation. The amount of this obligation cannot be estimated at this time, but it is not expected to have a material adverse impact on the Company’s financial position, liquidity, cash flows or results of operations.

The Company has defined contribution savings plans that cover most of its employees. Company contributions to the plans are based on employee contributions and the level of Company match and discretionary contributions. Expenses under the plans totaled $313 for the three months ended December 31, 2003, $1,118 for the nine months ended September 30, 2003, $1,731 in 2002 and $1,952 in 2001.

NOTE I — Stock Option Plans

All of the Predecessor Company’s employee stock options were cancelled on September 15, 2003 as part of the Reorganization Plan. The Reorganization Plan allows for the issuance of new employee stock options to employees of the Company. As of December 31, 2003, none of these new stock options had been granted. On March 19, 2004, the Company granted 435,701 options to purchase shares of the Company’s new common stock (the “New Options”) with an exercise price of $13.89 per share when the closing market price of the Company’s common stock was $ 28.00 per share. As a result, the New Options will be accounted for as a fixed compensatory plan under APB 25, and the Company expects to record $6,147 as compensation expense over the vesting period based on the difference of $14.11 between the closing market price and the exercise price. These non-qualified stock options are exercisable for a period of 10 years. Of the New Options, 203,701 options vest in equal annual installments over a four-year period. The remaining 232,000 New Options have two different vesting schedules: 50 percent will vest in equal annual installments over a four-year period and 50 percent will vest over a four-year period based upon the achievement of specific operating performance goals during that four-year period as determined by the Compensation Committee of the Board of Directors. The New Options generally may not be transferred, and any shares of stock that are acquired upon exercise of the New Options generally may not be sold, transferred, assigned or disposed of except under certain predefined liquidity events or in the event of a change in control. Following is a description of the various option plans that were in effect prior to the Company’s Reorganization on September 15, 2003, all of which are now cancelled.

In July 1992, the Predecessor Company adopted a Key Employee Stock Option Plan (the “Key Employee Plan”), which, as amended, allowed for the issuance of 1,383,750 shares of Common Stock. In May 1997, shareholders approved the Predecessor Company’s 1997 Stock Option and Incentive Plan (the “1997 Plan”). In May 2001, shareholders approved an amendment to the 1997 plan to increase the number of shares available for issuance under this plan by 600,000, increasing the maximum number of shares available for award to 1,462,500 shares of Common Stock. Each of these plans provided for the granting of options to purchase shares of Common Stock to certain key employees of the Predecessor Company. These nonqualified stock options vested in equal annual installments over a five-year period from the date of grant and were exercisable for up to 10 years at an option price determined by the Compensation Subcommittee of the Board of Directors.

In May 2000, shareholders approved an amendment to the 1996 Stock Option Plan for Outside Directors to increase the number of shares available for issuance under this plan by 210,000, supplementing the previously authorized 1995 and 1994 Stock Option Plans for Outside Directors (collectively, the “Directors Plan”). The amendment increased the maximum number of shares available for awards under the Directors Plan to a total of 446,250 shares. The option price for options granted under the Directors Plan was equal to the fair market value of a share of Common Stock on the date of grant. These nonqualified stock options became fully vested and exercisable on the first anniversary of the date of grant and were exercisable for a period of 10 years.

In May 2000, shareholders approved the 2000 Executive Incentive Stock Option Plan (the “Executive Plan”), which provided for the granting of options to purchase up to 600,000 shares of Common Stock to executive employees of the Predecessor Company. These nonqualified stock options were exercisable for a period of ten years and had two different vesting schedules: 200,000 options vested in equal annual installments over a five-year period and 400,000 options vested in equal annual installments over a five year period based upon the achievement of specific operating performance goals in that five year period as determined by the Compensation Subcommittee of the Board of Directors. The Predecessor Company was accounting for these 400,000 performance related options as a variable plan. The operating performance goal for the year ended December 31, 2000 was met, and 80,000 options vested. The Predecessor Company did not recognize any compensation expense under the Executive Plan, as the market value of the Predecessor Company’s stock was less than the exercise price when the performance criteria were met. The operating performance goals for the years ended December 31, 2001 and 2002 were not met, and the related options were canceled in the first quarters of 2002 and 2003, respectively.

The Predecessor Company elected to follow the intrinsic value method of APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Predecessor Company’s employee stock options expense equaled the market price of the underlying stock on the date of grant, the Predecessor Company did not recognize

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE I — Stock Option Plans — Continued

compensation expense. The Predecessor Company accounted for the 400,000 performance related options issued as part of the 2000 Executive Incentive Stock Option Plan as a variable plan. The Company did not recognize any compensation expense under this plan as the market value of the Company’s stock was less than the option exercise price when the performance criteria were met.

Certain information for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001 relative to the Predecessor Company’s stock option plans is summarized below:

	Nine Months Ended September 30, 2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,224,697	$4.78	2,149,519	$5.41	2,106,855	$5.62
Granted			388,750	1.83	206,250	2.78
Exercised			(3,500)	.08	(16,875)	2.44
Expired or canceled	(2,224,697)	4.78	(310,072)	5.51	(146,711)	5.10

Outstanding at end of period	—		2,224,697	$4.78	2,149,519	$5.41

Exercisable at end of year			1,349,596		1,162,933

Weighted-average fair value of options granted during the year				$1.81		$1.73

Participants at end of year			88		88

Available for future grant at end of year			807,253		892,931

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2002 and 2001:

	2002	2001
Risk free interest rate	3.6%	4.2%
Dividend yield	0.0%	0.0%
Market price volatility factor	194.4%	58.3%
Expected life of key employee options	7 years	7 years
Expected life of directors options	7 years	7 years
Expected life of executive options	7 years	7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Predecessor Company’s Key Employee Plan, 1997 Plan, Directors Plan and Executive Plan stock options had characteristics significantly different from those of traded options, and because changes in the subjective input assumptions could materially affect the fair value estimate, in management’s opinion, the existing models did not necessarily provide a reliable single measure of the fair value of these stock options.

NOTE J — Lease Commitments

The Company incurred $974, $3,756, $6,561, and $5,620 of rental expense under operating leases for the three months ended December 31, 2003, the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, respectively. At December 31, 2003, future minimum lease payments for non-cancelable operating leases for the next five years total $2,790 and are payable as follows: 2004 – $1,449; 2005 – $850; 2006 – $403; 2007 – $77; and $2008 – $11.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE K — Contingencies

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and handling and disposal of hazardous materials such as cleaning fluids. The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believes it is currently in substantial compliance with all known environmental regulations. At December 31, 2003 and 2002, the Company had undiscounted accrued environmental reserves of $6,794 and $6,627, respectively, recorded in other long-term liabilities. The Company accrues for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 10 to 15 years as ongoing costs of remediation programs. Although the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. The Company believes that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations.

The Company was named as a defendant in several similar civil cases pending related to an accident occurring on December 7, 2000 at a nursing home outside Dayton, Ohio. A nitrogen tank was connected to the nursing home’s oxygen system resulting in the immediate death of four elderly patients and injuries to three additional patients from inhaling the nitrogen. The seven claims originally filed against the Company in these cases include negligence, strict product liability, failure to warn, negligence per se, breach of warranty, punitive damages, wrongful death, loss of consortium and negligent infliction of emotional distress. The allegations underlying the claims included defective or deficient manufacture, construction, design, labeling, formulation and warnings with regard to a cylinder. Certain co-defendants were criminally indicted in this matter. The Company, however, was never indicted. The trial in the criminal matter of the State of Ohio vs. BOC Gases, et al., was heard in May 2002. The trial lasted three days and resulted in a directed verdict in favor of the defendants. A second criminal trial, State of Ohio vs. I.H.S. Carriage-by-the-Lake, concluded in October 2002. I.H.S. Carriage-by-the-Lake, Inc. (“IHS”) plead guilty to four counts of involuntary manslaughter. IHS was fined $60 and ordered to undergo a three-year court-ordered operational change. The Company was subsequently dismissed from three of the civil cases. On February 10, 2004, the plaintiffs dismissed the four remaining cases.

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by CHEL, and all current heat exchanger manufacturing is now being conducted at the Company’s LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. Additionally, CHEL’s net pension plan obligations increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in an estimated plan deficit of approximately $12,000. Based on the Company’s financial condition, in March 2003 the Company determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL did not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a United Kingdom pension regulatory board, which approved the wind-up as of March 28, 2003. At the present time, the Company is unable to determine the financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. The Company can provide no assurance that claims will not be asserted against the Company for these obligations of CHEL. To the extent the Company has significant liability with respect to CHEL’s obligations as a result of CHEL’s insolvency, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

The Company continues to resolve a number of proofs of claim asserted in the bankruptcy proceedings, including a finder’s fee claim asserted in the amount of $2,267 by a former significant stockholder of the Company, against which the Company has filed an objection in the U.S. Bankruptcy Court and will vigorously defend if necessary.

The Company, like other manufacturers, is occasionally subject to various other legal actions related to performance under contracts, product liability and other matters, several of which actions claim substantial damages, in the ordinary course of its business. Based on the Company’s historical experience in litigating these actions, as well as the Company’s current assessment of the underlying merits of the actions and applicable insurance, the Company believes the resolution of these other legal actions will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE L — Operating Segments

The Company changed the structure of its internal organization effective October 1, 2002, resulting in the following three reportable segments: biomedical (“Biomedical”), distribution and storage (“Distribution and Storage”) and energy and chemicals (“Energy and Chemicals”). All segment information for all periods presented has been restated to conform to this presentation. The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The Biomedical segment sells medical products, biological storage systems and magnetic resonance imaging (“MRI”) cryostat components. The Distribution and Storage segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The Energy and Chemicals segment sells heat exchangers, cold boxes and liquefied natural gas (“LNG”) alternative fuel systems to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases. Due to the nature of the products that each operating segment sells, there are no intersegment sales.

The Company evaluates performance and allocates resources based on profit or loss from continuing operations before gain on sale of assets, net interest expense, financing costs amortization expense, derivative contracts valuation expense, foreign currency loss, income taxes, minority interest and cumulative effect of change in accounting principle. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Information for the Company’s three reportable segments and its corporate headquarters, and product revenue and geographic information for the Company, is presented below:

	Reorganized Company
	Three Months Ended December 31, 2003
	Reportable Segments
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Revenues from external customers	$15,008	$33,165	$20,397		$68,570
Employee separation and plant closure costs	148	598	176	$88	1,010
Depreciation and amortization expense	791	959	388	87	2,225
Equity loss in joint venture			(41)		(41)
Operating income (loss) (A)	2,694	4,196	2,899	(8,926)	863
Total assets (B)	105,127	101,931	66,135	26,444	299,637
Equity investment in joint venture			340		340
Capital expenditures		476	42		518

	Predecessor Company
	Nine Months Ended September 30, 2003
	Reportable Segments
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Revenues from external customers	$51,638	$94,895	$50,484		$197,017
Employee separation and plant closure costs	(1,168)	(69)	1,622	$497	882
Depreciation and amortization expense	1,505	4,632	941	529	7,607
Loss on insolvent subsidiary			13,682		13,682
Operating income (loss) (A)	12,381	8,773	(9,462)	(14,690)	(2,998)
Total assets (B)	109,196	101,827	62,627	39,272	312,922
Equity investment in joint venture			381		381
Capital expenditures	196	1,548	163		1,907

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE L — Operating Segments — Continued

	Predecessor Company
	Year Ended December 31, 2002
	Reportable Segments
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Revenues from external customers	$67,657	$135,549	$73,147		$276,353
Employee separation and plant closure costs	333	4,898	8,244	$412	13,887
Depreciation and amortization expense	1,810	6,433	2,233	896	11,372
Goodwill impairment charge		92,379			92,379
Equity income in joint venture			369		369
Operating income (loss) (A)	17,177	(89,104)	(7,426)	(21,465)	(100,818)
Total assets (B)	79,874	119,710	64,605	15,105	279,294
Equity investment in joint venture			1,171		1,171
Capital expenditures	791	1,636	357	72	2,856

	Predecessor Company
	Year Ended December 31, 2001
	Reportable Segments
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Revenues from external customers	$57,957	$179,830	$67,501		$305,288
Employee separation and plant closure costs	58	1,934	379	$4	2,375
Depreciation and amortization expense	4,010	8,204	3,096	991	16,301
Equity income in joint venture			525		525
Operating income (loss) (A)	7,790	17,090	2,893	(10,746)	17,027
Total assets (B)	148,200	157,526	60,036	43,218	408,980
Equity investment in joint venture			1,295		1,295
Capital expenditures	2,686	4,145	298	776	7,905

(A)	Corporate operating loss for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001 includes $6,046, $4,911 and $261, respectively, of professional fees incurred by the Company related to its debt restructuring activities.

(B)	Corporate assets at December 31, 2003 and September 30, 2003 consist primarily of cash and cash equivalents and deferred income taxes, and at December 31, 2002 and 2001 also include deferred financing costs.

A reconciliation of the total of the reportable segments’ operating income (loss) from continuing operations to consolidated (loss) income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle is presented below:

	Reorganized Company	Predecessor Company
	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Years Ended December 31,
			2002	2001
Operating income (loss) from continuing operations	$863	$(2,998)	$(100,818)	$17,027
Other income (expense):
Gain on sale of assets	57	4,753	1,420	538
Interest expense, net	(1,390)	(9,911)	(17,612)	(21,589)
Financing costs amortization		(1,653)	(3,159)	(1,475)
Derivative contracts valuation income (expense)	46	(389)	(1,564)	(2,876)
Foreign currency gain (loss)	350	(287)	(1,081)	(92)
Reorganization items, net		5,677

Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$(74)	$(4,808)	$(122,814)	$(8,467)

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE L — Operating Segments — Continued

	Reorganized Company	Predecessor Company
	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Years Ended December 31,
Product Revenue Information:			2002	2001
Biomedical Segment
Medical products and biological storage systems	$12,337	$41,355	$47,858	$43,176
MRI components	2,671	10,283	19,799	14,781

	15,008	51,638	67,657	57,957
Distribution and Storage Segment
Cryogenic bulk storage systems	14,285	38,456	61,701	86,899
Cryogenic packaged gas systems and beverage liquid CO2 systems	12,414	38,895	47,775	55,004
Cryogenic systems and components	3,798	8,424	14,441	26,751
Cryogenic services	2,668	9,120	11,632	11,176

	33,165	94,895	135,549	179,830

Energy and Chemicals Segment
Heat exchangers and cold boxes	13,239	41,381	62,701	57,304
LNG alternative fuel systems	7,158	9,103	10,446	10,197

	20,397	50,484	73,147	67,501

Total Sales	$68,570	$197,017	$276,353	$305,288

	Reorganized Company		Predecessor Company
	Three Months Ended December 31, 2003		Nine Months Ended September 30, 2003	Years Ended December 31,
				2002		2001
Geographic Information:	Revenues	Long- LivedAssets	Revenues	Revenues	Long- LivedAssets	Revenues	Long- LivedAssets
United States	$52,828	$166,729	$155,451	$227,194	$108,006	$251,708	$230,461
Non U.S. countries	15,742	9,181	41,566	49,159	38,252	53,580	36,213

Total	$68,570	$175,910	$197,017	$276,353	$146,258	$305,288	$266,674

NOTE M — Quarterly Data (Unaudited)

Selected quarterly data for the years ended December 31, 2003 and 2002, restated to reflect the results of the Company’s stainless steel tubing business sold in July 2003 as a discontinued operation, are as follows:

	Year Ended December 31, 2003
	Predecessor Company				Reorganized Company
	First Quarter	Second Quarter	Third Quarter	Nine Months Ended September 30, 2003	Three Months Ended December 31, 2003
Sales	$61,944	$71,841	$63,232	$197,017	$68,570
Gross profit	16,094	21,003	18,680	55,777	16,061
Employee separation and plant closure (costs) income	(766)	(263)	147	(882)	(1,010)
Operating (loss) income	(13,158)	3,197	6,963	(2,998)	863
Net (loss) income	(18,078)	(2,661)	13,654	(7,085)	31
Net (loss) income per share - basic and assuming dilution	(0.70)	(0.10)	0.51	(0.27)	0.01

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE M — Quarterly Data (Unaudited) — Continued

In the first quarter of 2003, the Company recorded a non-cash impairment charge of $13,682 ($13,682 net of taxes) to write off its net investment in CHEL and a non-cash inventory valuation charge included in cost of sales of $440 ($264 net of taxes) for the write-off of inventory related to the closure of the Columbus, Ohio and Costa Mesa, California facilities.

In the third quarter of 2003, the Company recorded $5,677 of net other income items and $5,000 of deferred income tax expense pursuant to Fresh-Start accounting.

	Predecessor Company
	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$62,458	$73,854	$69,468	$70,573	$276,353
Gross profit	15,283	19,042	17,808	18,625	70,758
Goodwill impairment charge				92,379	92,379
Employee separation and plant closure costs	(1,143)	(165)	(2,175)	(10,404)	(13,887)
Operating (loss) income	(1,596)	4,612	2,764	(106,598)	(100,818)
Net (loss) income	(3,453)	359	(722)	(126,969)	(130,785)
Net (loss) income per share – basic and assuming dilution	(0.14)	0.01	(0.03)	(5.01)	(5.22)

In the third quarter of 2002, the Company recorded a non-cash inventory valuation charge included in cost of sales of $583 ($350 net of taxes) for the write-off of inventory related to the closure of the Columbus, Ohio and Costa Mesa, California facilities.

In the fourth quarter of 2002, the Company recorded a non-cash inventory valuation charge included in cost of sales of $650 ($390 net of taxes) for the write-off of inventory related to the closure of the Denver, Colorado and Wolverhampton, United Kingdom facilities, a non-cash impairment charge of $92,379 to write off non-deductible goodwill and a non-cash income tax charge of $32,634 to increase the Company’s valuation allowance for net deferred tax assets based upon management’s assessment that it was more likely than not that the net deferred tax assets would not be realized.

NOTE N — Subsequent Event

On February 27, 2004, the Company’s Coastal Fabrication joint venture executed an agreement to redeem the joint venture partner’s 50 percent equity interest for cash consideration of $250 and the possibility of additional consideration being paid based upon the number of direct labor manufacturing hours performed at the Company’s New Iberia, Louisiana facility during 2004. As a result of the elimination of the joint venture partner and the assumption of 100 percent of control by the Company, the Company will consolidate the operating results of Coastal Fabrication effective February 27, 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information appearing under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 20, 2004 (the “2004 Proxy Statement”) is incorporated herein by reference. Information regarding executive officers of the registrant is set forth in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information appearing under the captions “Election of Directors,” “Executive Compensation” (other than the Compensation Committee Report on Executive Compensation) and “Compensation Committee Interlocks and Insider Participation” in the 2004 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the caption “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information” in the 2004 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information appearing under the caption “Certain Relationships and Related Transactions” in the 2004 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information appearing under the captions “Independent Auditors” in the 2004 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	Report of Independent Auditors	31
	Consolidated Balance Sheets at December 31, 2003 and 2002	32
	Consolidated Statements of Operations for the three months ended December 31, 2003, the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001	33
	Consolidated Statements of Shareholders’ Equity (Deficit) for the three months ended December 31, 2003, the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001	34
	Consolidated Statements of Cash Flows for the three months ended December 31, 2003, the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001	35
	Notes to Consolidated Financial Statements	36

(a)(2)	Financial Statement Schedules.

No financial statement schedules required.

(a)(3)	Exhibits

See the Exhibit Index at page 68 of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K.

During the quarter ended December 31, 2003, the Company filed the following Current Reports on Form 8-K:

1.	Current Report on Form 8-K, dated October 7, 2003, furnishing a press release under Item 9;

2.	Current Report on Form 8-K, dated October 22, 2003, furnishing under Items 9 and 12 the Company’s monthly operating reports for the reporting periods of July 8, 2003 through July 31, 2003 and August 1, 2003 through August 31, 2003 required by the United States Bankruptcy Code and related rules, which reflect certain financial activity for the months of July and August 2003; and

3.	Current Report on Form 8-K, dated December 9, 2003, disclosing the planned closure of the Company’s Distribution & Storage segment’s Plaistow, New Hampshire manufacturing facility under Item 9.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHART INDUSTRIES, INC.

Date:	March 30, 2004	By:	/s/ SAMUEL F. THOMAS

Samuel F. Thomas Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAMUEL F. THOMAS Samuel F. Thomas	Chief Executive Officer, President and a Director (Principal Executive Officer)	March 30, 2004

/s/ MICHAEL F. BIEHL Michael F. Biehl	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ WILLIAM T. ALLEN William T. Allen	Director	March 30, 2004

/s/ OLIVER C. EWALD Oliver C. Ewald	Director	March 30, 2004

/s/ MICHAEL P. HARMON Michael P. Harmon	Director	March 30, 2004

/s/ ARTHUR S. HOLMES Arthur S. Holmes	Director	March 30, 2004

/s/ STEPHEN A. KAPLAN Stephen A. Kaplan	Director	March 30, 2004

/s/ TIMOTHY J. WHITE Timothy J. White	Director	March 30, 2004

EXHIBIT INDEX

Exhibit No.	Description

2.1	Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003	(A)

2.2	Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. § 1129(a) and (b) and Fed. R. Bankr. P. 3020 (I) Confirming Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, (II) Approving Disclosure Statement and (III) Approving Solicitation Procedures, entered September 4, 2003	(B)

2.3	Asset Purchase Agreement among GT Acquisition Company and Greenville Tube, LLC, dated July 1, 2003	(C)

2.4	Plan and Agreement of Merger, dated April 30, 1997, by and among the Company, Greenville Tube Corporation, Chart Acquisition Company, Inc. and Cryenco Sciences, Inc.	(D)

2.5	Agreement for the Sale and Purchase of the Industrial Heat Exchanger Group, dated March 5, 1998, by and among the Company, IMI Kynoch Limited, IMI Marston Limited, IMI plc and Chart Marston Limited	(E)

2.6	Agreement and Plan of Merger, dated as of February 16, 1999, by and among the Company, Chart Acquisition Company and MVE Holdings, Inc.	(F)

2.7	Agreement and Plan of Merger, dated as of February 25, 1999, by and among the Company, Chart Acquisition Company and MVE Investors, LLC	(F)

3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of the State of Delaware on September 15, 2003	(B)

3.2	Amended and Restated By-laws of the Company, effective September 15, 2003	(B)

4.1	Warrant Agreement between Chart Industries, Inc. and National City Bank, as Warrant Agent, dated September 15, 2003 (including form of warrant certificate)	(B)

4.2	Specimen certificate of the Common Stock of Chart Industries, Inc.	(C)

10.1	Term Loan Agreement among Chart Industries, Inc., the Subsidiary Guarantors Party hereto, the Lenders Party hereto and JPMorgan, as Administrative Agent, dated September 15, 2003	(B)

10.2	Amended and Restated Revolving Credit Agreement among Chart Industries, Inc., the Subsidiary Guarantors Party hereto, the Lenders Party hereto and JPMorgan, as Administrative Agent, dated September 15, 2003	(B)

10.3	Amended and Restated Security Agreement among Chart Industries, Inc., the Subsidiary Guarantors party hereto and JPMorgan, as Collateral Agent, dated September 15, 2003	(B)

10.4	Collateral Agency and Intercreditor Agreement among: Chart Industries, Inc; JPMorgan Chase Bank, as Revolving Credit Agent under the Revolving Credit Agreement; JPMorgan Chase Bank, as Term Loan Agent under the Term Loan Agreement; and JPMorgan Chase Bank, in its capacity as Collateral Agent, dated September 15, 2003	(B)

Exhibit No.	Description

10.5	Investor Rights Agreement by and among Chart Industries, Inc. and the Stockholder parties thereto, dated September 15, 2003	(A	)

*10.6	Escrow Agreement, dated as of July 10, 2003, by and among JP Morgan Chase Bank, each of the directors and senior officers of Chart Industries, Inc. signatory thereto and Christiana Corporate Services, Inc., as Escrow Agent	(C	)

10.7	Form of Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing	(C	)

*10.8	Form of Indemnification Agreement (including schedule of parties)

*10.9	Chart Industries, Inc. 2004 Stock Option and Incentive Plan

*10.10	Trust Agreement by and between Chart Industries, Inc. and Security Trust Company relating to the Deferred Compensation Plan

*10.11	Employment Agreement, dated October 17, 2002 by and between Chart Industries, Inc. and Michael F. Biehl	(G	)

*10.12	Employment Agreement, dated October 6, 2003, by and between Chart Industries, Inc. and Samuel F. Thomas

*10.13	Agreement of Separation, Release, and Noncompetition dated December 17, 2003, by and between Chart Industries, Inc. and Arthur S. Holmes

*10.14	Stock Purchase Agreement dated February 26, 2004, by and between Chart Industries, Inc. and Samuel F. Thomas

10.15	Indemnification and Warrant Purchase Agreement, dated as of April 12, 1999, by and among Chart Industries, Inc., MVE Holdings, Inc. and each of the former members of MVE Investors, LLC listed on the signature pages thereto	(F	)

10.16	Escrow Agreement, dated as of April 12, 1999, by and among Chart Industries, Inc., MVE Holdings, Inc., Chart Acquisition Company, ACI Capital I, LLC, in its own capacity and, with respect to the Class B Escrow Amount (as defined therein), as agent and attorney-in-fact for each of the former members of MVE Investors, LLC listed therein, and Firstar Bank of Minnesota, N.A.	(F	)

10.17	Permitted User Agreement, dated as of March 27, 1998, by and between Chart Marston Limited and IMI Marston Limited	(E	)

10.18	IAM Agreement 2004-2007, effective February 8, 2003, by and between Chart Heat Exchangers, L.P. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO

10.19	Form of Agreement, effective August 30, 2003 through August 25, 2006, by and between Chart Distribution and Storage Group Chart Industries, Inc., Plaistow, New Hampshire and The International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers & Helpers Local Lodge No. 752 of the AFL-CIO

10.20	Form of Final Settlement Agreement and Termination of Bargaining Relationship by and between Chart Heat Exchangers, L.P. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO

Exhibit No.	Description

10.21	Agreement, effective November 17, 2002 through January 15, 2006, by and between Chart Industries, Inc. and the United Steel Workers	(G)

*10.22	Employment Agreement, dated as of July 1, 2002, by and between the Company and G. Jan F. van Glabbeek	(G)

*10.23	Retention Bonus Incentive Plan Agreement, dated February 25, 2003, by and between Chart Industries, Inc. and Michael F. Biehl	(H)

*10.24	Enhance Severance Benefit Plan Agreement, dated February 24, 2003, by and between Chart Industries, Inc. and Charles R. Lovett	(H)

*10.25	Retention Bonus Incentive Plan Agreement, dated February 25, 2003, by and between Chart Industries, Inc. and Charles R. Lovett	(H)

14.1	Chart Industries, Inc. Code of Ethics for Senior Financial Officers

21.1	Subsidiaries of the Registrant

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1	Section 1350 Certification of the Company’s Chief Executive Officer

32.2	Section 1350 Certification of the Company’s Chief Financial Officer

*	Management contract or compensatory plan or arrangement identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

(A)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K/A, dated September 4, 2003 (Commission File No. 1-11442).

(B)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated September 4, 2003 (Commission File No. 1-11442).

(C)	Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q, dated September 30, 2003 (Commission File No. 1-11442).

(D)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated July 31, 1997 (Commission File No. 1-11442).

(E)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated March 27, 1998 (Commission File No. 1-11442).

(F)	Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated April 12, 1999 (Commission File No. 1-11442).

(G)	Incorporated herein by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 1-11442).

(H)	Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q, dated March 31, 2003 (Commission File No. 1-11442).