Form 10-Q
period 2004-03-31
CHART INDUSTRIES INC
filed 2004-05-13
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

At March 31, 2004, there were 5,354,128 outstanding shares of the Company’s Common Stock, par value $.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$24,787	$18,600
Accounts receivable, net	39,695	39,806
Inventories, net	35,873	34,788
Other current assets	27,003	29,983
Assets held for sale	5,178	550

Total Current Assets	132,536	123,727

Property, plant and equipment, net	41,052	45,762
Reorganization value in excess of amounts allocable to identifiable assets	76,540	76,540
Identifiable intangible assets, net	50,579	51,281
Other assets, net	1,912	2,327

TOTAL ASSETS	$302,619	$299,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,509	$22,297
Customer advances and billings in excess of contract revenue	8,414	7,250
Accrued expenses and other current liabilities	28,833	28,419
Current maturities of long-term debt	3,740	3,480

Total Current Liabilities	61,496	61,446

Long-term debt	108,189	109,081
Other long-term liabilities	38,276	38,303
Shareholders’ Equity
Common stock, par value $.01 per share – 9,500,000 shares authorized, 5,354,128 and 5,325,331 shares issued at March 31, 2004 and December 31, 2003, respectively	54	53
Additional paid-in capital	90,679	89,812
Retained earnings	4,065	31
Accumulated other comprehensive (loss) income	(140)	911

	94,658	90,807

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$302,619	$299,637

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Sales	$68,782	$61,944
Cost of sales	46,951	45,850

Gross profit	21,831	16,094

Selling, general and administrative expense	13,012	14,801
Employee separation and plant closure costs	964	766
Loss on insolvent subsidiary		13,682
Equity loss in joint venture	51	3

	14,027	29,252

Operating income (loss)	7,804	(13,158)

Other income (expense):
Gain on sale of assets		182
Interest expense, net	(1,296)	(4,015)
Financing costs amortization expense		(817)
Derivative contracts valuation expense	(155)	(178)
Foreign currency income (expense)	176	(50)

	(1,275)	(4,878)

Income (loss) from continuing operations before income taxes and minority interest	6,529	(18,036)

Income tax expense	2,446	409

Income (loss) from continuing operations before minority interest	4,083	(18,445)

Minority interest, net of taxes	49	3

Income (loss) from continuing operations	4,034	(18,448)

Income from discontinued operation, net of tax		370

Net income (loss)	$4,034	$(18,078)

Net income (loss) from continuing operations per common share – basic and assuming dilution	$0.75	$(0.71)
Income from discontinued operation		0.01

Net income (loss) per common share – basic and assuming dilution	$0.75	(0.70)

Shares used in per share calculations — basic	5,336	25,867

Shares used in per share calculations – assuming dilution	5,357	25,867

See accompanying notes to these unaudited condensed consolidated financial statements, including Note A – Basis of Preparation, describing the Reorganized Company and Predecessor Company. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
OPERATING ACTIVITIES
Income (loss) from continuing operations	$4,034	$(18,448)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Loss on insolvent subsidiary		13,682
Gain on sale of assets		(182)
Depreciation and amortization	2,191	2,521
Financing costs amortization		817
Debt restructuring related fees expensed		814
Employee stock and stock option related compensation expense	468
Employee separation and plant closure costs		357
Other non-cash operating activities	(45)	316
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	554	1,111
Inventory and other current assets	1,714	4,261
Accounts payable and other current liabilities	(462)	1,722
Customer advances and billings in excess of contract revenue	836	(1,292)

Net Cash Provided By Operating Activities	9,290	5,679

INVESTING ACTIVITIES
Capital expenditures	(1,091)	(515)
Proceeds from sale of assets		225
Other investing activities	74	376

Net Cash (Used In) Provided By Investing Activities	(1,017)	86

FINANCING ACTIVITIES
Borrowings on revolving credit facilities		8,008
Payments on revolving credit facilities		(7,580)
Principal payments on long-term debt	(632)	(171)
Proceeds from sale of stock	400
Debt restructuring related fees paid	(1,552)	(814)
Other financing activities		(41)

Net Cash Used In Financing Activities	(1,784)	(598)

Cash flow provided by continuing operations	6,489	5,167
Cash flow provided by discontinued operation		1,270

Net increase in cash and cash equivalents	6,489	6,437
Effect of exchange rate changes on cash	(302)	(48)
Cash and cash equivalents at beginning of period	18,600	7,225

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,787	$13,614

See accompanying notes to these unaudited condensed consolidated financial statements, including Note A – Basis of Preparation, describing the Reorganized Company and Predecessor Company. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Investments in affiliates where the Company’s ownership is between 20 percent and 50 percent, or where the Company does not have control but has the ability to exercise significant influence over operations or financial policy, are accounted for under the equity method. The Company’s Chart Heat Exchangers Limited (“CHEL”) subsidiary, which is 100 percent owned by the Company, filed for a voluntary administration under the U.K. Insolvency Act 1986, as more fully described in Note G. Because CHEL is not under the control of the Company subsequent to March 28, 2003, the unaudited condensed consolidated financial statements do not include the accounts or results of CHEL subsequent to March 28, 2003.

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

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of fresh-start accounting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) (“Fresh-Start accounting”). The Company used September 30, 2003 as the date for adopting Fresh-Start accounting in order to coincide with the Company’s normal financial closing for the month of September 2003. Upon adoption of Fresh-Start accounting, a new reporting entity was deemed to be created and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of Fresh-Start accounting (the “Predecessor Company”) for periods ended prior to September 30, 2003 are not necessarily comparable to those of the Reorganized Company. In this Quarterly Report on Form 10-Q, references to the Company’s three-month period ended March 31, 2003 refer to the Predecessor Company.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	March 31, 2004	December 31, 2003
Raw materials and supplies	$14,453	$15,143
Work in process	13,690	11,761
Finished goods	7,730	7,884

	$35,873	$34,788

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

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three-month periods ended March 31, 2004 and 2003 are as follows:

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Balance as of January 1	$3,208	$4,032
Warranty expense	486	496
Warranty usage	(457)	(221)

Balance as of March 31	$3,237	$4,307

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets and Other Intangible Assets: In order to apply Fresh-Start accounting for intangible assets, the Company engaged an independent valuation specialist to identify and value its intangible assets. The specialist conducted extensive interviews with the Company’s management to identify intangible assets including unpatented technology, patented technology, patents, customer base and trademarks and trade names, and used discounted cash flow techniques to estimate a total fair value of $51,983 for these intangible assets. As part of the Fresh-Start accounting adjustments, the Company wrote-off Predecessor Company goodwill of $74,977 as of September 30, 2003 and recorded an intangible asset for the reorganization value in excess of amounts allocable to identifiable assets (“Reorganization Value”) in the amount of $76,540 at September 30, 2003.

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is treating Reorganization Value similar to goodwill and does not amortize it or other indefinite lived intangible assets, but reviews them at least annually for impairment using a measurement date of October 1. The Company amortizes intangible assets that have finite useful lives over their useful lives.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment and that the Reorganization Value be tested for impairment at the reporting unit level on an annual basis. Under SFAS No. 142, a company determines the fair value of any indefinite lived intangible assets, compares the fair value to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Reorganization Value is treated like goodwill and is tested utilizing a two-step approach. After recording any impairment losses for indefinite lived intangible assets, a company is required to determine the fair value of each reporting unit and compare the fair value to its carrying value, including Reorganization Value, of such reporting unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. If the carrying value of the reporting unit exceeds its fair value, the Reorganization Value of the reporting unit may be impaired. The amount of the impairment, if any, would then be measured in step two, which compares the implied fair value of reporting unit Reorganization Value with the carrying amount of that Reorganization Value.

The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		March 31, 2004		December 31, 2003
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets
Unpatented technology	9 years	$3,305	$(180)	$3,305	$(90)
Patented technology	12 years	3,729	(176)	3,729	(88)
Patents	5 years	540	(50)	540	(25)
Customer Base	13 years	23,960	(998)	23,960	(499)

		$31,534	$(1,404)	$31,534	$(702)

Indefinite-lived intangible assets
Reorganization value in excess of amounts allocable to identifiable assets		$76,540		$76,540
Trademarks and trade names		20,449		20,449

		$96,989		$96,989

Amortization expense for finite-lived intangible assets was $702 and $389 for the three-month periods ended March 31, 2004 and 2003, respectively, and is estimated to be approximately $2,800 annually for fiscal years 2004 through 2008.

Capital Structure: On February 26, 2004, the Company sold 28,797 shares of common stock to its Chief Executive Officer at a price of $13.89 per share, which was based on the estimated enterprise value of the Company upon its emergence from bankruptcy as determined by a financial advisor. Since the closing market price of the Company’s common stock on this date was $29.00 per share, the Company recorded $435 as compensation expense in the first quarter of 2004.

Employee Stock Options: All of the Predecessor Company’s employee stock options (the “Old Options”) were cancelled on September 15, 2003 as part of the Reorganization Plan. Both the Predecessor Company and the Reorganized Company have elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Predecessor Company’s employee stock options equaled the market price of the underlying stock on the date of grant, the Predecessor Company did not recognize compensation expense.

The Reorganization Plan allows for the issuance of new employee stock options to employees of the Company. On March 19, 2004, the Company granted 435,701 options to purchase shares of the Company’s new common stock (the “New Options”) with an exercise price of $13.89 per share when the closing market price of the Company’s common stock was $28.00 per share. These non-qualified stock options are exercisable for a period of 10 years and have two different vesting schedules: 319,701 options vest in equal annual installments over a four-year period and 116,000 options vest over a 45-month period commencing April 1, 2004 based upon the achievement of specific operating performance goals during that 45-month period as determined by the Compensation Committee of the Board of Directors. The 319,701 New Options on the time-based vesting schedule are being accounted for as a fixed compensatory plan under APB 25. For these options, the Company expects to record $4,511 as compensation expense over the vesting period based on the $14.11 difference between the closing market price and the exercise price on the date of grant. The 116,000 New Options on the performance-based vesting schedule are being accounted for as a variable compensatory plan under APB 25. For these options, the Company will record compensation expense over the vesting period based upon the difference between the closing market price of the

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

Company’s stock and the exercise price at each balance sheet measurement date, and the Company’s estimate of the number of options that will ultimately vest based upon actual and estimated performance in comparison to the performance targets. The New Options generally may not be transferred, and any shares of stock that are acquired upon exercise of the New Options generally may not be sold, transferred, assigned or disposed of except under certain predefined liquidity events or in the event of a change in control. For the three-month period ended March 31, 2004 the Company recorded $33 in compensation expense related to the 319,701 time-based vesting New Options.

The Company’s pro forma disclosures showing the estimated fair value of employee stock options, amortized to expense over their vesting periods, are as follows:

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Reported income (loss) from continuing operations	$4,034	$(18,448)
Income from discontinued operation		370

Reported net income (loss)	4,034	(18,078)
Add: Share-based employee compensation expense included in reported net income (loss), net of related tax effect	21
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(21)	(117)

Pro-forma net income (loss)	$4,034	$(18,195)

Basic and diluted earnings per share:
Reported income (loss) from continuing operations	$0.75	$(0.71)
Income from discontinued operation		0.01

Reported net income (loss)	0.75	(0.70)
Add: Share-based employee compensation expense included in reported net income (loss), net of related tax effect	0.00
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(0.00)	(0.00)

Pro-forma net income (loss)	$0.75	$(0.70)

Weighted average shares – basic	5,336	25,867
Weighted average shares – assuming dilution	5,357	25,687

NOTE B — Debt and Credit Arrangements

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

On September 15, 2003, the Company and all of its then majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Reorganization Plan, which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Under the Reorganization Plan, the Predecessor Company’s senior debt of $255,746 and related interest and fees of $1,861 were converted into a $120,000 secured term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the Reorganized Company, and the Predecessor Company’s $40,000 secured DIP Credit Facility was amended and restated as a $40,000 post-bankruptcy secured revolving credit facility. On September 15, 2003, all of the Predecessor Company’s common stock, warrants, options and other rights to

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE B — Debt and Credit Arrangements – Continued

acquire the Predecessor Company’s common stock were cancelled, and the Predecessor Company’s former stockholders received five percent of the initial equity of the Reorganized Company and the opportunity to acquire up to an additional five percent of equity through the exercise of 280,281 newly issued warrants. These warrants to acquire new common stock have an exercise price of $32.97 per share and are exercisable for a period of seven years, subject to early termination in certain cases.

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

At March 31, 2004, the Company had borrowings outstanding of $109,359 under the term loan portion of the Credit Facility and letters of credit outstanding and bank guarantees totaling $19,536 supported by the revolving credit line portion of the Credit Facility. On April 30, 2004, the Company made a voluntary $10,000 pre-payment on the term loan portion of the Credit Facility. This pre-payment reduced all future scheduled term loan amortization on a pro-rata basis.

The Predecessor Company’s senior debt credit facility required the Company to enter into two interest rate derivative contracts (collars) in March 1999 to manage interest rate risk exposure relative to term loan debt. One of these collars, with a notional amount of $23,156 at March 31, 2004, continues to be outstanding after the bankruptcy and expires in March 2006. The fair value of this collar is reported in accrued expenses and other current liabilities on the Company’s unaudited condensed consolidated balance sheet, and changes in the fair value of the collar are recorded on a quarterly basis and reported in derivative contracts valuation expense in the Company’s unaudited condensed consolidated statement of operations.

NOTE C — Net Income (Loss) per Share

The calculations of basic and diluted net income (loss) per share for the three-month periods ended March 31, 2004 and 2003 are set forth below. The assumed conversion of the Company’s potentially dilutive securities (employee stock options and warrants) was not dilutive for the three-month period ended March 31, 2003. As a result, the calculations of diluted net loss per share for the three-month period ended March 31, 2003 set forth below do not reflect any assumed conversion.

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net income (loss)	$4,034	$(18,078)

Weighted-average common shares	5,336	25,867
Effect of dilutive securities:
Employee stock options and warrants	21

Dilutive potential common shares	5,357	25,867

Net income (loss) per common share – basic and assuming dilution	$0.75	$(0.70)

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE D — Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	March 31, 2004	December 31, 2003
Foreign currency translation adjustments	$(137)	$914
Minimum pension liability adjustments, net of taxes	(3)	(3)

	$(140)	$911

Comprehensive income (loss) for the three-month periods ended March 31, 2004 and 2003 was $2,983 and $(12,176), respectively.

NOTE E — Employee Separation and Plant Closure Costs

During the three-month period ended March 31, 2004, the Company recorded employee separation and plant closure costs of $964 related to the relocation of employees from the Energy and Chemicals facility in Westborough, Massachusetts, to an office facility in Houston, Texas, the closure of the Distribution and Storage manufacturing facility in Plaistow, New Hampshire and general headcount reductions throughout the Company.

During the three-month period ended March 31, 2003, the Company recorded employee separation and plant closure costs of $766 primarily related to the termination of various salaried employees throughout the Company for the closure of its Biomedical segment warehouse and sales office in Solingen, Germany, its Distribution and Storage segment manufacturing facility in Columbus, Ohio and its Energy and Chemicals segment manufacturing facility in Wolverhampton, United Kingdom. The Company also recorded non-cash inventory valuation charges included in cost of sales for the write-off of inventory at those sites.

The following table summarizes the Company’s employee separation and plant closure costs activity for the three-month periods ended March 31, 2004 and 2003.

	Three Months Ended March 31, 2004 – Reorganized Company
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$8	$37	$219	$204	$468
Contract termination costs		105			105
Other associated costs	52	52	303	(16)	391

Employee separation and plant closure costs	60	194	522	188	964
Reserve usage	60	206	466	231	963

Change in reserve		(12)	56	(43)	1
Reserves as of January 1, 2004		533	2,182	675	3,390

Reserves as of March 31, 2004	$—	$521	$2,238	$632	$3,391

	Three Months Ended March 31, 2003 – Predecessor Company
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$16	$143	$281	$27	$467
Contract termination costs		299			299

Employee separation and plant closure costs	16	442	281	27	766
Inventory valuation in cost of sales	16	341			357

	32	783	281	27	1,123
Write-off due to CHEL insolvency			2,976		2,976
Reserve usage	164	799	681	528	2,172

Change in reserve	(132)	(16)	(3,376)	(501)	(4,025)
Reserves as of January 1, 2003	230	3,092	4,966	527	8,815

Reserves as of March 31, 2003	$98	$3,076	$1,590	$26	$4,790

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE E — Employee Separation and Plant Closure Costs – Continued

The employee separation and plant closure costs reserve at March 31, 2004 consists of $1,063 for contract termination and facility-related closure costs and $2,328 for one-time employee termination costs and other associated costs. The Company expects to record between $1.5 million and $2.0 million of employee separation and plant closure costs related to previously announced closures during the last nine months of 2004.

NOTE F — Acquisitions

On February 27, 2004, the Company’s Coastal Fabrication joint venture (“Coastal Fabrication”) executed an agreement to redeem the joint venture partner’s 50 percent equity interest of $289 for cash consideration of $250 and the possibility of additional consideration being paid based upon the number of direct labor manufacturing hours performed at the Company’s New Iberia, Louisiana facility during 2004 and 2005. The $39 difference between the cash consideration paid and the value of the 50 percent equity interest was recorded by Coastal Fabrication as a reduction of certain fixed assets. As a result of the elimination of the joint venture partner and the assumption of 100 percent of control by the Company, the Company has consolidated the operating results of Coastal Fabrication subsequent to February 27, 2004.

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

As of March 31, 2004, the Company is unable to determine the final financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. CHEL’s administrator has asserted certain claims on behalf of CHEL against the Company related to these matters, and the Company can provide no assurance that further claims will not be asserted against the Company for obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

NOTE H – Discontinued Operation and Assets Held for Sale

On July 3, 2003, the Company sold certain assets and liabilities of its former Greenville Tube, LLC stainless steel tubing business, which the Company previously reported as a component of its Energy and Chemicals operating segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the operating results of this business as a discontinued operation on its consolidated statements of operations for the three months ended March 31, 2003. The amount of revenue reported in discontinued operations was $370 for the three months ended March 31, 2003. The amount of pre-tax profit reported in discontinued operations is equal to the income from discontinued operation, net of income taxes, since the Company did not allocate income tax expense to this business.

In September 2003, the Company decided to sell a vacant building and a parcel of land at its New Prague, Minnesota Distribution and Storage manufacturing facility and classified $550 for the value of these assets as held for sale on its unaudited condensed consolidated balance sheet as of March 31, 2004 and its condensed consolidated balance sheet as of December 31, 2003. These assets were sold in April 2004 for $550. The net proceeds from this sale are expected to be used for working capital purposes.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE H – Discontinued Operation and Assets Held for Sale – Continued

In January 2004, the Company decided to sell a building and parcel of land at its Burnsville, Minnesota Biomedical manufacturing and office facility, and expects to complete the sale of these assets by 2005. The Company classified $4,628 for the value of the land and building related to the Burnsville facility as assets held for sale on its unaudited, condensed consolidated balance sheet as of March 31, 2004. The net proceeds from this sale will be used to pay down debt outstanding under an industrial revenue bond and the balance is expected to be available for working capital purposes.

NOTE I — Employee Benefit Plans

The Company has four defined benefit pension plans covering certain U.S. hourly and salary employees. Two of these plans are frozen and two are active. The defined benefit plans provide benefits based primarily on the participants’ years of service and compensation.

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

Due to the U.K. Plan being terminated and an insolvency administrator controlling CHEL and the U.K. Plan, the Company has been unable to obtain any actuarial valuation or plan asset information subsequent to December 31, 2002. As a result, the Company did not record any additional periodic pension cost in 2004 or 2003 related to the U.K. Plan, and continues to have recorded a net pension liability of $2,386 at March 31, 2004. CHEL’s administrator has asserted certain claims on behalf of CHEL against the Company related to the insolvency matters, and the Company can provide no assurance that further claims will not be asserted against the Company for pension or other obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

The following table sets forth the components of net periodic pension cost for the three-month periods ended March 31, 2004 and 2003.

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Service cost	$288	$336
Interest cost	545	464
Expected return on plan assets	(539)	(338)
Amortization of net gain		152
Amortization of prior service cost		25

Total pension cost	$294	$639

NOTE J — Operating Segments

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE J — Operating Segments – Continued

Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Reorganized Company
	Three Months Ended March 31, 2004
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$15,864	$31,531	$21,387		$68,782
Operating income (loss)(A)(B)(C)(D)	3,066	5,581	3,544	$(4,387)	7,804

	Predecessor Company
	Three Months Ended March 31, 2003
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$15,873	$30,471	$15,600		$61,944
Operating income (loss) (E) (F) (G)	2,947	1,491	(13,541)	$(4,055)	(13,158)

(A)	Biomedical operating income for the three months ended March 31, 2004 includes $60 of employee separation and plant closure costs primarily related to the closure of the Company’s Burnsville, Minnesota manufacturing facility.
(B)	Distribution and Storage operating income for the three months ended March 31, 2004 includes $194 of employee separation and plant closure costs primarily related to the closure of the Company’s Plaistow, New Hampshire manufacturing facility.
(C)	Energy and Chemicals operating income for the three months ended March 31, 2004 includes $522 of employee separation and plant closure costs related primarily to the closure costs related to the relocation of employees from the facility in Westborough, Massachusetts, to an office facility in Houston, Texas.
(D)	Corporate operating loss for the three months ended March 31, 2004 includes $435 for compensation expense resulting from the sale of the Company’s common stock to the Company’s Chief Executive Officer at a price below the closing market price of the stock on the date of sale and $188 of employee separation and plant closure costs primarily related to headcount reductions.
(E)	Distribution and Storage operating income for the three months ended March 31, 2003 includes $442 of employee separation and plant closure costs and $341 in inventory valuation charges primarily related to the closure of the Company’s Denver, Colorado, Costa Mesa, California and Columbus, Ohio manufacturing facilities.
(F)	Energy and Chemicals operating loss for the three months ended March 31, 2003 includes $281 of employee separation and plant closure costs primarily related to the closure of the Company’s CHEL manufacturing facility and $13,682 of charges related to the write-off the Company’s net investment in CHEL.
(G)	Corporate operating loss for the three months ended March 31, 2003 includes $814 of professional fees incurred related to the Company’s debt restructuring initiatives.

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

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of fresh-start accounting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) (“Fresh-Start accounting”). The Company used September 30, 2003 as the date for adopting Fresh-Start accounting in order to coincide with the Company’s normal financial closing for the month of September 2003. Upon adoption of Fresh-Start accounting, a new reporting entity was deemed to be created and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of Fresh-Start accounting (the “Predecessor Company”) for periods ended prior to September 30, 2003 are not necessarily comparable to those of the Reorganized Company. In this Quarterly Report on Form 10-Q, references to the Company’s three-month period ended March 31, 2003 and all periods ended prior to September 30, 2003 refer to the Predecessor Company.

Overview

Due to the extended periods of time from receipt of customer orders to final completion and shipment of products, particularly in the Energy and Chemicals segment, the Company believes that signed customer orders are a significant indicator of its future financial performance. As a result, the Company measures and internally reports orders on a daily basis in an effort to stay current with market trends and make corresponding timely decisions regarding material purchases, headcount and other operating issues. The Company booked orders of $101.1 million in the first quarter of 2004, compared with $67.5 million in the fourth quarter of 2003 and $61.0 million in the first quarter of 2003. The Company’s quarterly orders, which exceeded $100 million for the first time since the third quarter of 2000, were particularly strong in the Energy and Chemicals and Distribution and Storage segments. Although the Company expects quarterly orders for the remainder of 2004 to be more in the range of $70 million per quarter, management believes the Company’s strong order performance over the last two quarters is an indicator that the Company’s markets are beginning to recover and will be stronger than in the past two fiscal years.

The Company’s first quarter 2004 operating results reflect significant market improvements and operating cost reductions in the Company’s Energy and Chemicals and Distribution and Storage operating segments, when compared to the first quarter of 2003, and continued strong performance in the Biomedical segment. Sales in the Energy and Chemicals segment increased approximately 37 percent when compared to the first quarter of 2003, and included a premium-priced expedited heat exchanger replacement order that resulted in a very high gross margin. Gross profit margin and margin percentage in the first quarter of 2004 in all of the Company’s operating segments increased significantly over the first quarter of 2003, due to improved market pricing, particularly in the Energy and Chemicals and Distribution and Storage segments, and the favorable impact of the Company’s operational restructuring initiatives, particularly in the Distribution and Storage segment.

The Company continued its operational restructuring initiatives in the first quarter of 2004, and expects to complete the closures of its Plaistow, New Hampshire engineered tank manufacturing facility during the third quarter of 2004 and its Burnsville, Minnesota Biomedical manufacturing facility during the fourth quarter of 2004. The Company is transferring manufacturing operations from these facilities to its New Prague, Minnesota and Canton, Georgia manufacturing facilities, respectively. The Company will continue to record employee separation and plant closure costs throughout 2004 as it completes these activities. Management believes these operational restructuring efforts should position the Company for additional improvements in operating performance and enable the Company to better weather future downturns in its markets.

As a result of the bankruptcy reorganization, the operational restructuring activities and the belief that the markets served by the Energy and Chemicals segment will recover in 2004 from their prolonged slump, the Company believes it is well positioned for sales and earnings growth in 2004 in comparison to the very challenging year ended December 31, 2003. Management believes it will be able to operate within the covenant constraints and payment obligations of its current credit agreements, with its efforts directed toward enhancing shareholder value.

Three Months Ended March 31, 2004 and 2003

The following table sets forth sales, gross profit and gross profit margin for the company’s three operating segments for the three months ended March 31, 2004 and 2003.

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Sales
Biomedical	$15,864	$15,873
Distribution and Storage	31,531	30,471
Energy and Chemicals	21,387	15,600

Total	$68,782	$61,944

Gross Profit
Biomedical	$5,421	$4,725
Distribution and Storage	9,912	7,624
Energy and Chemicals	6,498	3,745

Total	$21,831	$16,094

Gross Profit Margin
Biomedical	34.2%	29.8%
Distribution and Storage	31.4%	25.0%
Energy and Chemicals	30.4%	24.0%
Total	31.7%	26.0%

Sales for the first quarter of 2004 were $68.8 million versus $61.9 million for the first quarter of 2003, an increase of $6.9 million, or 11.1 percent. Biomedical segment sales of $15.9 million in the first quarter of 2004 were flat, compared with sales of $15.9 million in the first quarter of 2003. Sales of medical and biological storage systems products increased $0.9 million and $0.1 million, respectively, on higher volume, while sales of MRI products decreased $1.0 million compared with the first quarter of 2003 on lower volume to this product line’s one customer. Distribution and Storage segment sales increased 3.3 percent, with first-quarter 2004 sales of $31.5 million, compared with $30.5 million for the same quarter in 2003. Sales of bulk storage systems and packaged gas systems increased $0.7 million and $0.3 million, respectively, compared with the first quarter of 2003. The Company increased its product pricing in the Distribution and Storage segment to offset increased materials costs due primarily to steel surcharges. Energy and Chemicals segment sales were $21.4 million in the first quarter of 2004 compared with sales of $15.6 million in the first quarter of 2003, an increase of 37.2 percent. The increase was generated entirely from heat exchanger products, which included a premium-priced expedited order recorded, completed and shipped in the first quarter of 2004 that was needed by a natural gas producer to put their gas plant back in service.

Gross profit for the first quarter of 2004 was $21.8 million versus $16.1 million for the first quarter of 2003. Gross profit margin for the first quarter of 2004 was 31.7 percent versus 26.0 percent for the first quarter of 2003. Gross profit in the Energy and Chemicals segment for the first quarter of 2004 was particularly strong due to the inclusion of the premium-priced expedited heat exchanger order discussed above. Gross profit and gross profit margin improved in the Biomedical, Distribution and Storage and Energy and Chemicals segments due to the realization of operational savings from the Company’s manufacturing facility consolidation plan.

        Selling, general and administrative (“SG&A”) expense for the first quarter of 2004 was $13.0 million versus $14.8 million for the first quarter of 2003. As a percentage of sales, SG&A expense was 18.9 percent for the first quarter of 2004 versus 23.9 percent for the first quarter of 2003. The Company recorded $0.4 million of SG&A expense in the first quarter of 2004 for compensation expense resulting from the sale of 28,797 shares of the Company’s common stock to its Chief Executive Officer at a price below the closing market price on the date of sale. The Company recorded $0.8 million of SG&A expense in the first quarter of 2003 for fees paid to professional advisors related to the Company’s successful efforts to restructure its senior debt and exit from bankruptcy. The general reduction in SG&A expense is a result of the Company’s elimination of a significant number of salaried employees and the closures of various office and manufacturing facilities as part of the Company’s operational restructuring efforts.

During 2003 and into 2004, the Company continued its manufacturing facility reduction plan and engaged restructuring consultants to assist in the selection of other facilities to close and in the implementation of these closure activities. These actions resulted in the closure in September 2003 of the Company’s Energy and Chemicals segment sales and engineering office in Westborough, Massachusetts and the announcements in December 2003 and January 2004 of the closure of the Company’s Distribution and Storage segment manufacturing facility in Plaistow, New Hampshire and the Biomedical segment manufacturing and office facility in Burnsville, Minnesota, respectively. In each of these facility closures, the Company is not exiting the product lines manufactured at those sites, but is moving manufacturing to other facilities with available capacity, most notably New Prague, Minnesota for engineered tank production and Canton, Georgia for medical production. The Company expects to incur capital expenditures in 2004 of approximately $1.5 million for improvements and additions to the Canton, Georgia facility, and expects to substantially complete the closures of these two sites by the end of 2004. These facility closures will result in employee separation and plant closure costs in 2004, currently estimated to be approximately $4.0 million, and may put some negative short-term pressure on sales, but should better position these segments going forward. The Company is currently attempting to sell its Burnsville, Minnesota facility and expects to complete this sale by 2005. The land and building related to the Burnsville facility are included in assets held for sale in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2004. The proceeds of this sale will be used to pay down debt outstanding under an industrial revenue bond and the balance is expected to be available for working capital purposes. In April 2004, the Company sold for $0.6 million cash proceeds a vacant building and a parcel of land at its New Prague facility that was classified as held for sale in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2004 and its condensed consolidated balance sheet as of December 31, 2003 included in this Quarterly Report on Form 10-Q.

During the first quarter of 2004, the Company recorded $1.0 million of employee separation and plant closure costs primarily related to the final steps of the closure of the Westborough, Massachusetts, engineering office and the first phases in the closures of Plaistow, New Hampshire and Burnsville, Minnesota. During the first quarter of 2003, the Company recorded $0.8 million of employee separation and plant closure costs primarily related to the final steps of the closures of its Wolverhampton, U.K. heat exchanger manufacturing facility and its Columbus, Ohio Distribution and Storage manufacturing facility. The Company recorded a $0.2 million gain on the sale of assets in the first quarter of 2003 related to the sale of various fixed assets of the closed Columbus, Ohio facility.

The Company recorded $0.1 million of equity loss in its Coastal Fabrication joint venture (“Coastal Fabrication”) in the first quarter of 2004, compared with less than $0.1 million of equity loss in the first quarter of 2003. On February 27, 2004, Coastal Fabrication executed an agreement to redeem the joint venture partner’s 50 percent equity interest of $0.29 million for cash consideration of $0.25 million and the possibility of additional consideration being paid based upon the number of direct labor manufacturing hours performed at the Company’s New Iberia, Louisiana facility during 2004 and 2005. The $.04 million difference between the cash consideration paid and the value of the 50 percent equity interest was recorded by Coastal Fabrication as a reduction of certain fixed assets. As a result of the elimination of the joint venture partner and the assumption of 100 percent of control by the Company, the Company has consolidated the operating results of Coastal Fabrication subsequent to February 27, 2004.

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited (“CHEL”), and all current heat exchanger manufacturing is now being conducted at its La Crosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. In accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company is not consolidating the accounts or financial results of CHEL subsequent to March 28, 2003 due to the assumption of control of CHEL by the insolvency administrator. Effective March 28, 2003, the Company recorded a non-cash impairment charge of $13.7 million to write off its net investment in CHEL. Included in the impairment charge of $13.7 million is an estimate of certain potential liabilities, including an estimate of CHEL’s net pension plan deficit. Adjustments to amounts provided may be required in subsequent periods when an analysis of the pension plan’s net deficit on a wind-up basis is ultimately completed by the administrator.

As of March 31, 2004, the Company is unable to determine the final financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. CHEL’s administrator has asserted certain claims on behalf of CHEL against the Company related to these matters, and the Company can provide no assurance that further claims will not be asserted against the Company for obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

Net interest expense for the first quarter of 2004 was $1.3 million versus $4.0 million for the first quarter of 2003 reflecting the Company’s post-reorganization leverage position. The Company’s one remaining interest rate collar covering $23.2 million of the senior term loan outstanding at March 31, 2004 expires in March 2006. The Company recorded $0.2 million of derivative contracts valuation expense in each of the first quarter of 2004 and 2003 related to marking the fair value of the collar to market on a quarterly basis.

Income tax expense of $2.4 million in the first quarter of 2004 represents taxes on both domestic and foreign earnings at an estimated annual effective income tax rate of 37.5 percent. Income tax expense of $0.4 million in the first quarter of 2003 represents taxes on earnings of foreign subsidiaries.

As a result of the foregoing, the Company reported net income for the first quarter of 2004 of $4.0 million, or $0.75 per diluted share, versus a net loss of $18.1 million, or $0.70 per diluted share, for the first quarter of 2003.

Liquidity and Capital Resources

Debt Instruments and Related Covenants: On July 8, 2003, the Company and all of its then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. In conjunction with the filing of its Reorganization Plan, on July 17, 2003, the Company entered into a debtor-in-possession credit facility (the “DIP Credit Facility”) with certain of its senior lenders. The DIP Credit Facility provided a revolving credit line of $40.0 million, of which $30.0 million could also be used for the issuance of letters of credit. On August 13, 2003, the Bankruptcy Court entered a final order approving the DIP Credit Facility. The Company issued certain letters of credit but did not borrow any funds under the DIP Credit Facility, which matured on September 15, 2003, the bankruptcy consummation date.

On September 15, 2003, the Company and all of its then majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Reorganization Plan, which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Effective September 15, 2003, the Company entered into the term loan agreement and revolving credit facility (collectively, the “Credit Facility”) and granted a security interest in substantially all of the assets of the Company to the agent bank as representative of the senior lenders. The Credit Facility provides a term loan of $120.0 million with final maturity in 2009 and a revolving credit line of $40.0 million that expires on September 15, 2008, of which $30.0 million may be used for the issuance of letters of credit. Under the terms of the Credit Facility, term loans bear interest, at the Company’s option, at rates equal to the prime rate plus 2.50 percent or LIBOR plus 3.50 percent and the revolving credit line bears interest, at the Company’s option, at rates equal to the prime rate plus 1.50 percent or LIBOR plus 2.50 percent. The Company is also required to pay a commitment fee of 0.375 percent per annum on the unused amount of the revolving credit line of the Credit Facility.

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

At March 31, 2004, the Company had borrowings outstanding of $109.4 million under the term loan portion of the Credit Facility and letters of credit outstanding and bank guarantees totaling $19.5 million supported by the revolving credit line portion of the Credit Facility.

Sources and Use of Cash: Cash provided by operations in the first quarter of 2004 was $9.3 million compared with $5.7 million provided in the first quarter of 2003. By strengthening the Company’s credit and collections policy and procedures, the Company was able to improve the timeliness of its cash collections on customer trade receivables. Additionally, the closure of several manufacturing facilities and an improved focus on inventory levels resulted in a significant reduction in cash used for inventory. Finally, the Company’s successful reorganization under the Bankruptcy Code enabled it to return to normal payment terms with most of its vendors, rather than the cash on delivery and other accelerated payment terms the Company was required to use in 2003. These efforts, combined with the improved operations of the Company, contributed to the positive cash earnings and cash provided by working capital improvements that occurred in the first quarter of 2004, which management believes will continue throughout 2004.

Capital expenditures in the first quarter of 2004 were $1.1 million compared with $0.5 million in the first quarter of 2003. The Company limited its capital expenditures in 2003 to a maintenance level in order to conserve cash. The Company expects capital expenditures in 2004 to be in the range of $8.0 million to $10.0 million as the Company begins to reinvest in its remaining facilities, expand the Canton, Georgia facility to accommodate the transfer of Biomedical manufacturing to that facility and significantly expand the Company’s operations in China.

In the first quarter of 2004, the Company used $1.6 million of cash for its debt restructuring initiatives, compared with $0.8 million used in the first quarter of 2003. The first quarter 2004 payments include approximately $1.2 million in bankruptcy related fees to various professional service providers that the Company was required to delay until January 2004, when their fee applications were approved by the U.S. Bankruptcy Court. Other than these payments, the Company does not expect to use a significant amount of cash for debt restructuring initiatives in 2004.

The Company generated $9.3 million of cash flow from operating activities in the first quarter of 2004 and management believes that cash forecasted to be generated by operations and the ability to borrow cash, if necessary, under the revolving credit portion of the Credit Facility, will be sufficient to satisfy its working capital, capital expenditure, restructuring and debt related cash requirements for 2004. As a result, on April 30, 2004, the Company made a voluntary $10.0 million prepayment on the term loan portion of its Credit Facility. The prepayment reduced all future scheduled quarterly amortization payments on a pro-rata basis. This April 30, 2004 prepayment follows an additional voluntary $10.0 million prepayment made in December 2003.

Cash Requirements: The Company does not anticipate any unusual cash requirements for working capital needs in 2004. In order to complete its operational restructuring activities, particularly the closures of the Plaistow, New Hampshire and Burnsville, Minnesota facilities, the Company forecasts that it will use approximately $2.2 million of cash, in addition to the capital expenditure requirements discussed above, for one-time employee termination benefits, contract termination costs and other associated facility closure costs during the remaining nine months of 2004. Based upon current actuarial estimates, the Company also expects to contribute approximately $2.5 million in cash to its four defined benefit pension plans to meet ERISA minimum funding requirements during the remaining nine months of 2004.

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

Orders and Backlog

The following table sets forth orders by segment for the three-month periods ended March 31, 2004 and December 31, 2003 and backlog by segment as of March 31, 2004 and December 31, 2003:

	Three Months Ended,
	March 31, 2004	December 31, 2003
Orders
Biomedical	$16,610	$14,492
Distribution and Storage	43,498	34,584
Energy and Chemcials	40,993	18,374

Total	$101,101	$67,450

Backlog
Biomedical	$2,490	$1,808
Distribution and Storage	36,578	25,288
Energy and Chemcials	42,078	22,539

Total	$81,146	$49,635

The Company considers orders to be those for which the Company has received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. The Company’s consolidated orders for the first quarter of 2004 totaled $101.1 million, compared with orders of $67.5 million for the fourth quarter of 2003. The Company’s consolidated firm order backlog at March 31, 2004 was $81.1 million, compared with $49.6 million at December 31, 2003. Backlog can be significantly affected by the timing of orders for large products, particularly in the Energy and Chemicals segment, and the amount of backlog at March 31, 2004 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales.

Biomedical orders for the first quarter of 2004 totaled $16.6 million, compared with $14.5 million for the fourth quarter of 2003. Biomedical backlog totaled $2.5 million at March 31, 2004, compared with $1.8 million of backlog at

December 31, 2003. Orders for medical and biological storage system products increased $1.1 million and $1.2 million, respectively, due to continuing strong demand. The increase was partially offset by a $0.2 million reduction in orders for MRI components.

Distribution and Storage orders for the first quarter of 2004 totaled $43.5 million, compared with $34.6 million for the fourth quarter of 2003. Distribution and Storage backlog totaled $36.6 million at March 31, 2004, compared with $25.3 million of backlog at December 31, 2003. Orders for bulk storage systems and packaged gas systems increased $5.4 million and $3.5 million, respectively, due to improving domestic markets and continued expansion of the overseas markets.

Energy and Chemicals orders for the first quarter of 2004 totaled $41.0 million, compared with $18.4 million in the fourth quarter of 2003. Energy and Chemicals backlog totaled $42.1 million at March 31, 2004, compared with $22.5 million of backlog at December 31, 2003. Orders for heat exchangers increased $2.0 million due to improvements in the market and higher customer confidence due to the Company’s emergence from Chapter 11 reorganization. LNG systems experienced an increase of $20.6 million in orders primarily resulting from a significant order being placed by Bechtel in the first quarter of 2004.

Application of Critical Accounting Policies

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s 2003 Annual Report on Form 10-K, filed on March 30, 2004, in Note A of the Notes to the Consolidated Financial Statements and under the caption “Critical Accounting Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts and inventory valuation reserves, goodwill and indefinite lived intangibles, environmental remediation obligations, product warranty costs, debt covenants, pensions and deferred tax assets.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations) or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others (including those described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2003 under “Certain Factors that May Affect Future Results and Financial Condition”), could affect its future performance and the liquidity of the Company’s equity securities and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, political, business and market conditions and foreign currency fluctuations, (b) competition, (c) decreases in spending by the Company’s industrial customers or the failure of the Company’s industrial customers to make anticipated increases in spending, (d) the loss of a major customer or customers, (e) the effectiveness of operational changes expected to increase efficiency and productivity, (f) the ability of the Company to manage its fixed-price contract exposure, (g) the ability of the Company to pass on increases in raw material prices, (h) the Company’s relations with its employees, (i) litigation and disputes involving the Company, including the extent of product liability, pension and severance claims asserted against the Company, (j) variability in the Company’s operating results, (k) the ability of the Company to attract and retain key personnel, (l) the costs of compliance with environmental matters and responding to potential environmental liabilities, (m) the ability of the Company to protect its proprietary information, (n) the ability of the Company to sell certain assets on acceptable terms, (o) the ability of the Company to successfully realize operational restructuring savings and execute operational restructuring initiatives without unanticipated costs, (p) the ability of the Company to satisfy covenants under its Credit Facility and pay down its debt, (q) the insolvency of the Company’s Wolverhampton, United Kingdom manufacturing facility, operated by CHEL and the commencement of CHEL’s administration proceedings in the United Kingdom, including the potential liability of the Company with respect to CHEL’s obligations, and (r) the threat of terrorism and the impact of responses to that threat.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, the Company’s operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company’s primary interest rate risk exposure results from the current Credit Facility’s various floating rate pricing mechanisms. The Predecessor Company’s senior debt credit facility required the Company to enter into two interest rate derivative contracts (collars) in March 1999 to manage interest rate risk exposure. One of these collars continues to be outstanding after the bankruptcy and expires in March 2006. The fair value of the contract related to the interest rate collar outstanding at March 31, 2004 is a liability of $1.1 million. If interest rates were to increase 200 basis points (2 percent) from March 31, 2004 rates, and assuming no changes in debt from the March 31, 2004 levels, the additional annual expense would be approximately $2.2 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound, the Czech Koruna and the Euro. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign exchange forward contracts at March 31, 2004, the result would be a loss in fair value of approximately $0.8 million.

Item 4. Controls and Procedures

As of March 31, 2004 an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by CHEL, and all current heat exchanger manufacturing is being conducted at the Company’s LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. Additionally, CHEL’s net pension plan obligations increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in an estimated plan deficit of approximately $12 million. Based on the Company’s financial condition, in March 2003 the Company determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL did not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a United Kingdom pension regulatory board, which approved the wind-up as of March 28, 2003. As of March 31, 2004, the Company is unable to determine the financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. The Company can provide no assurance that claims will not be asserted against the Company for these obligations of CHEL. To the extent the Company has significant liability with respect to CHEL’s obligations as a result of CHEL’s insolvency, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

On February 26, 2004, the Company issued an aggregate of 28,797 shares of its common stock to Samuel F. Thomas, its Chief Executive Officer, for an aggregate purchase price of $399,990. The issuance of the shares of common stock to Mr. Thomas was made in reliance on the exemption from the registration requirements of the securities Act of 1933, as amended, provided by Section 4(2) and Rule 506 promulgated thereunder, on the basis that the transaction did not involve a public offering. A copy of the stock purchase agreement pursuant to which the shares of common stock were issued is filed as an exhibit to this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

See the Exhibit Index on page 22 of this Form 10-Q.

(b)	Reports on Form 8-K.

During the quarter ended March 31, 2004, the Company filed a current report on Form 8-K, dated January 9, 2004, furnishing under Items 9 and 12 the Company’s monthly operating report for the reporting period of September 1, 2003 through September 30, 2003 required by the United States Bankruptcy Code and related rules, which reflects certain financial activity for the month of September 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date: May 13, 2004	/s/ Michael F. Biehl
Michael F. Biehl
Chief Financial Officer and Treasurer
(Duly Authorized Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Chart Industries, Inc. 2004 Stock Option and Incentive Plan (A)

10.2	Stock Option Agreement, dated March 19, 2004, entered into with Samuel F. Thomas under 2004 Stock Option and Incentive Plan

10.3	Form of Stock Option Agreement, dated March 19, 2004, under 2004 Stock Option and Incentive Plan

10.4	Stock Purchase Agreement, dated February 26, 2004, by and between Chart Industries, Inc. and Samuel F. Thomas (A)

10.5	Form of Final Statement Agreement and Termination of Bargaining Relationship by and between Chart Heat Exchangers, L.P. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO (A)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(A)	Incorporated herein by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-11442).