Form 10-Q
period 2004-06-30
CHART INDUSTRIES INC
filed 2004-08-13
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

At June 30, 2004, there were 5,354,128 outstanding shares of the Company’s Common Stock, par value $.01 per share.

Page 1 of 28 sequentially numbered pages.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$21,087	$18,600
Accounts receivable, net	48,071	39,806
Inventories, net	37,903	34,788
Other current assets	26,701	29,983
Assets held for sale	8,575	550

Total Current Assets	142,337	123,727

Property, plant and equipment, net	37,644	45,762
Reorganization value in excess of amounts allocable to identifiable assets	76,540	76,540
Identifiable intangible assets, net	49,876	51,281
Other assets, net	1,401	2,327

TOTAL ASSETS	$307,798	$299,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$23,753	$22,297
Customer advances and billings in excess of contract revenue	16,058	7,250
Accrued expenses and other current liabilities	28,657	28,419
Current maturities of long-term debt	3,838	3,480

Total Current Liabilities	72,306	61,446

Long-term debt	97,513	109,081
Other long-term liabilities	38,540	38,303
Shareholders’ Equity
Common stock, par value $.01 per share – 9,500,000 shares authorized, 5,354,128 and 5,325,331 shares issued at June 30, 2004 and December 31, 2003, respectively	54	53
Additional paid-in capital	90,646	89,812
Retained earnings	8,288	31
Accumulated other comprehensive income	451	911

	99,439	90,807

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$307,798	$299,637

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Reorganized Company		Predecessor Company
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Sales	$74,665	$143,447	$71,841	$133,785
Cost of sales	52,529	99,480	50,838	96,688

Gross profit	22,136	43,967	21,003	37,097

Selling, general and administrative expense	13,087	26,099	17,502	32,303
Employee separation and plant closure costs	776	1,740	263	1,029
Loss on insolvent subsidiary				13,682
Equity loss in joint venture		51	41	44

	13,863	27,890	17,806	47,058

Operating income (loss)	8,273	16,077	3,197	(9,961)
Other income (expense):
(Loss) gain on sale of assets	(464)	(464)	929	1,111
Interest expense, net	(1,190)	(2,486)	(5,108)	(9,123)
Financing costs amortization expense			(772)	(1,589)
Derivative contracts valuation income (expense)	231	76	(234)	(412)
Foreign currency income (expense)	96	272	5	(45)

	(1,327)	(2,602)	(5,180)	(10,058)

Income (loss) from continuing operations before income taxes and minority interest	6,946	13,475	(1,983)	(20,019)

Income tax expense	2,674	5,120	1,119	1,528

Income (loss) from continuing operations before minority interest	4,272	8,355	(3,102)	(21,547)

Minority interest, net of taxes	49	98	22	25

Income (loss) from continuing operations	4,223	8,257	(3,124)	(21,572)

Income from discontinued operation, net of tax			463	833

Net income (loss)	$4,223	$8,257	$(2,661)	$(20,739)

Net income (loss) from continuing operations per common share – basic	$0.79	$1.54	$(0.12)	$(0.82)
Income from discontinued operation			0.02	0.03

Net income (loss) per common share – basic	$0.79	$1.54	$(0.10)	$(0.79)

Net income (loss) from continuing operations per common share – assuming dilution	$0.77	$1.52	$(0.12)	$(0.82)
Income from discontinued operation			0.02	0.03

Net income (loss) per common share – assuming dilution	$0.77	$1.52	$(0.10)	$(0.79)

Shares used in per share calculations — basic	5,354	5,345	26,504	26,188

Shares used in per share calculations – assuming dilution	5,507	5,432	26,504	26,188

See accompanying notes to these unaudited condensed consolidated financial statements, including Note A – Basis of Preparation, describing the Reorganized Company and Predecessor Company. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Reorganized Company	Predecessor Company
	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
OPERATING ACTIVITIES
Income (loss) from continuing operations	$8,257	$(21,572)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Loss on insolvent subsidiary		13,682
Loss (gain) on sale of assets	464	(1,111)
Depreciation and amortization	4,383	5,096
Financing costs amortization		1,589
Debt restructuring related fees expensed		5,192
Employee stock and stock option related compensation expense	1,050
Employee separation and plant closure costs		456
Other non-cash operating activities	(62)	474
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(7,632)	(5,663)
Inventory and other current assets	312	5,087
Accounts payable and other current liabilities	2,444	9,262
Customer advances and billings in excess of contract revenue	8,389	(1,446)

Net Cash Provided By Operating Activities	17,605	11,046

INVESTING ACTIVITIES
Capital expenditures	(3,566)	(1,243)
Proceeds from sale of assets	550	2,525
Other investing activities	587	803

Net Cash (Used In) Provided By Investing Activities	(2,429)	2,085

FINANCING ACTIVITIES
Borrowings on revolving credit facilities	377	13,686
Payments on revolving credit facilities	(377)	(14,913)
Principal payments on long-term debt	(11,207)	(1,055)
Proceeds from sale of stock	400
Debt restructuring related fees paid	(1,864)	(5,192)
Other financing activities	(49)	(99)

Net Cash Used In Financing Activities	(12,720)	(7,573)

Cash flow provided by continuing operations	2,456	5,558
Cash flow provided by discontinued operation		1,592

Net increase in cash and cash equivalents	2,456	7,150
Effect of exchange rate changes on cash	31	(57)
Cash and cash equivalents at beginning of period	18,600	7,225

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,087	$14,318

See accompanying notes to these unaudited condensed consolidated financial statements, including Note A – Basis of Preparation, describing the Reorganized Company and Predecessor Company. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—June 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of fresh-start accounting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) (“Fresh-Start accounting”). The Company used September 30, 2003 as the date for adopting Fresh-Start accounting in order to coincide with the Company’s normal financial closing for the month of September 2003. Upon adoption of Fresh-Start accounting, a new reporting entity was deemed to be created and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of Fresh-Start accounting (the “Predecessor Company”) for periods ended prior to September 30, 2003 are not necessarily comparable to those of the Reorganized Company. In this Quarterly Report on Form 10-Q, references to the Company’s three and six-month periods ended June 30, 2003 refer to the Predecessor Company.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - June 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	June 30, 2004	December 31, 2003
Raw materials and supplies	$16,661	$15,143
Work in process	13,986	11,761
Finished goods	7,256	7,884

	$37,903	$34,788

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

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three and six-month periods ended June 30, 2004 and 2003 are as follows:

	Reorganized Company	Predecessor Company
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Balance as of April 1	$3,237	$4,307
Warranty expense	494	225
Warranty usage	(447)	(626)

Balance as of June 30	$3,284	$3,906

	Reorganized Company	Predecessor Company
	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Balance as of January 1	$3,208	$4,032
Warranty expense	980	721
Warranty usage	(904)	(847)

Balance as of June 30	$3,284	$3,906

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—June 30, 2004

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

The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		June 30, 2004		December 31, 2003
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets:
Unpatented technology	9 years	$3,305	$(270)	$3,305	$(90)
Patented technology	12 years	3,729	(264)	3,729	(88)
Patents	5 years	540	(75)	540	(25)
Customer Base	13 years	23,960	(1,497)	23,960	(499)

		$31,534	$(2,106)	$31,534	$(702)

Indefinite-lived intangible assets:
Reorganization value in excess of amounts allocable to identifiable assets		$76,540		$76,540
Trademarks and trade names		20,449		20,449

		$96,989		$96,989

Amortization expense for finite-lived intangible assets was $702 and $381 for the three-month periods ended June 30, 2004 and 2003, respectively; $1,404 and $777 for the six-month periods ended June 30, 2004 and 2003, respectively; and is estimated to be approximately $2,800 annually for fiscal years 2004 through 2008.

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

Employee Stock Options: All of the Predecessor Company’s employee stock options (the “Old Options”) were cancelled on September 15, 2003 as part of the Reorganization Plan. Both the Predecessor Company and the Reorganized Company have elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of the Predecessor Company’s employee stock options equaled the market price of the underlying stock on the date of grant, the Predecessor Company did not recognize compensation expense.

The Reorganization Plan allows for the issuance of new employee stock options to employees of the Company. On March 19, 2004, the Company granted 435,701 options to purchase shares of the Company’s new common stock (the “New Options”) with an exercise price of $13.89 per share when the closing market price of the Company’s common stock was $28.00 per share. These non-qualified stock options are exercisable for a period of 10 years and have two different vesting schedules: 319,701 options vest in equal annual installments over a four-year period and 116,000 options vest over a 45- month period commencing April 1, 2004 based upon the achievement of specific operating performance goals during that 45-month period as determined by the Compensation Committee of the Board of Directors. The 319,701 New Options on the time-based vesting schedule are being accounted for as a fixed compensatory plan under APB 25. For these options, the

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—June 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

Company expects to record $4,511 as compensation expense over the vesting period based on the $14.11 difference between the closing market price and the exercise price on the date of grant. The 116,000 New Options on the performance-based vesting schedule are being accounted for as a variable compensatory plan under APB 25. For these options, the Company will record compensation expense over the vesting period based upon the difference between the closing market price of the Company’s stock and the exercise price at each balance sheet measurement date, and the Company’s estimate of the number of options that will ultimately vest based upon actual and estimated performance in comparison to the performance targets. In the second quarter of 2004, the Company granted 10,000 additional New Options at exercise prices equal to the market prices on the date of grant, with 5,000 of these New Options vesting in annual installments over a four year period and 5,000 of these New Options vesting on the performance based vesting schedule above. The New Options generally may not be transferred, and any shares of stock that are acquired upon exercise of the New Options generally may not be sold, transferred, assigned or disposed of except under certain predefined liquidity events or in the event of a change in control. For the three and six-month periods ended June 30, 2004, the Company recorded $375 and $408, respectively, in compensation expense related to the 324,701 time-based vesting New Options. For both the three and six-month periods ended June 30, 2004 the Company recorded $207 in compensation expense related to the 121,000 performance-based vesting New Options.

The Company’s pro forma disclosures showing the estimated fair value of employee stock options, amortized to expense over their vesting periods, are as follows:

	Reorganized Company		Predecessor Company
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30,2003	Six Months Ended June 30, 2003
Reported income (loss) from continuing operations	$4,223	$8,257	$(3,124)	$(21,572)
Income from discontinued operation			463	833

Reported net income (loss)	$4,223	$8,257	(2,661)	(20,739)
Add: Share-based employee compensation expense included in reported net income (loss), net of related tax effect	360	381
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(936)	(1,061)	(104)	(208)

Pro-forma net income (loss)	$3,647	$7,577	$(2,765)	$(20,947)

Basic earnings per share:
Reported income (loss) from continuing operations	$0.79	$1.54	$(0.12)	$(0.82)
Income from discontinued operation			0.02	0.03

Reported net income (loss)	0.79	1.54	(0.10)	(0.79)
Add: Share-based employee compensation expense included in reported net income (loss), net of related tax effect	0.07	0.07
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(0.18)	(0.19)	(0.00)	(0.01)

Pro-forma net income (loss)	$0.68	$1.42	$(0.10)	$(0.80)

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—June 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

	Reorganized Company		Predecessor Company
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Diluted earnings per share:
Reported income (loss) from continuing operations	$0.77	$1.52	$(0.12)	$(0.82)
Income from discontinued operation			0.02	0.03

Reported net income (loss)	0.77	1.52	(0.10)	(0.79)
Add: Share-based employee compensation expense included in reported net income (loss), net of related tax effect	0.06	0.07
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(0.17)	(0.19)	(0.00)	(0.01)

Pro-forma net income (loss)	$0.66	$1.40	$(0.10)	$(0.80)

Weighted average shares – basic	5,354	5,345	26,504	26,188
Weighted average shares – assuming dilution	5,507	5,432	26,504	26,188

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

The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including a restriction on the payment of cash dividends and a requirement to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including maximum leverage (calculated as total

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—June 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE B — Debt and Credit Arrangements - Continued

debt divided by earnings before interest, taxes, depreciation, amortization and restructuring charges (“EBITDAR”)), minimum interest coverage ratio (calculated as EBITDAR divided by interest expense), minimum fixed charge coverage ratio (calculated as EBITDAR less capital expenditures divided by the sum of interest expense, scheduled debt payments and taxes paid), minimum EBITDAR and maximum capital expenditures. The Credit Facility also contains a feature whereby if the Company generates cash from operations above a pre-defined calculated amount, the Company is required to use a portion of that cash to make a pre-payment on the term loan portion of the Credit Facility.

At June 30, 2004, the Company had borrowings outstanding of $99,151 under the term loan portion of the Credit Facility and letters of credit outstanding and bank guarantees totaling $18,975 supported by the revolving credit line portion of the Credit Facility. On April 30, 2004, the Company made a voluntary $10,000 pre-payment on the term loan portion of the Credit Facility. This pre-payment reduced all future scheduled term loan amortization on a pro-rata basis.

The Predecessor Company’s senior debt credit facility required the Company to enter into two interest rate derivative contracts (collars) in March 1999 to manage interest rate risk exposure relative to term loan debt. One of these collars, with a notional amount of $21,797 at June 30, 2004, continues to be outstanding after the bankruptcy and expires in March 2006. The fair value of this collar is reported in accrued expenses and other current liabilities on the Company’s unaudited condensed consolidated balance sheet, and changes in the fair value of the collar are recorded on a quarterly basis and reported in derivative contracts valuation income (expense) in the Company’s unaudited condensed consolidated statement of operations.

NOTE C — Net Income (Loss) per Share

The calculations of basic and diluted net income (loss) per share for the three and six-month periods ended June 30, 2004 and 2003 are set forth below. The assumed conversion of the Company’s potentially dilutive securities (employee stock options and warrants) was not dilutive for the three and six-month periods ended June 30, 2003. As a result, the calculations of diluted net loss per share for the three and six-month period ended June 30, 2003 set forth below do not reflect any assumed conversion.

	Reorganized Company		Predecessor Company
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Reported income (loss) from continuing operations	$4,223	$8,257	$(3,124)	$(21,572)
Income from discontinued operation			463	833

Net income (loss)	$4,223	$8,257	$(2,661)	$(20,739)

Weighted-average common shares	5,354	5,345	26,504	26,188
Effect of dilutive securities:
Employee stock options and warrants	153	87

Dilutive potential common shares	5,507	5,432	26,504	26,188

Reported income (loss) from continuing operations - basic	$0.79	$1.54	$(0.12)	$(0.82)
Income from discontinued operation			0.02	0.03

Net income (loss) per common share – basic	$0.79	$1.54	$(0.10)	$(0.79)

Reported income (loss) from continuing operations - assuming dilution	$0.77	$1.52	$(0.12)	$(0.82)
Income from discontinued operation			0.02	0.03

Net income (loss) per common share – assuming dilution	$0.77	$1.52	$(0.10)	$(0.79)

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—June 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE D — Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	June 30, 2004	December 31, 2003
Foreign currency translation adjustments	$454	$914
Minimum pension liability adjustments, net of taxes	(3)	(3)

	$451	$911

Comprehensive income (loss) for the three-month periods ended June 30, 2004 and 2003 was $4,814 and $(1,350), respectively. Comprehensive income (loss) for the six-month periods ended June 30, 2004 and 2003 was $7,797 and $(13,484), respectively.

NOTE E — Employee Separation and Plant Closure Costs

During the three and six-month periods ended June 30, 2004, the Company recorded employee separation and plant closure costs of $776 and $1,740, respectively, related to the relocation of employees from the Energy and Chemicals facility in Westborough, Massachusetts, to an office facility in Houston, Texas, the closure of the Distribution and Storage manufacturing facility in Plaistow, New Hampshire, the closure of the Biomedical manufacturing facility in Burnsville, Minnesota and general headcount reductions throughout the Company.

During the three and six-month periods ended June 30, 2003, the Company recorded employee separation and plant closure costs of $263 and $1,029 respectively, primarily related to the termination of various salaried employees throughout the Company, and for the closures of its Biomedical segment warehouse and sales office in Solingen, Germany, its Distribution and Storage segment manufacturing facility in Columbus, Ohio and its Energy and Chemicals segment manufacturing facility in Wolverhampton, United Kingdom. During the three and six-month periods ended June 30, 2003 the Company also recorded non-cash inventory valuation charges of $99 and $456, respectively, included in cost of sales for the write-off of inventory at those sites.

The following table summarizes the Company’s employee separation and plant closure costs activity for the three and six-month periods ended June 30, 2004 and 2003.

	Three Months Ended June 30, 2004 – Reorganized Company
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$184	$16	$104	$103	$407
Contract termination costs			145		145
Other associated costs	40	184			224

Employee separation and plant closure costs	224	200	249	103	776
Reserve usage	32	332	157	208	729

Change in reserve	192	(132)	92	(105)	47
Reserves as of April 1, 2004		521	2,238	632	3,391

Reserves as of June 30, 2004	$192	$389	$2,330	$527	$3,438

	Three Months Ended June 30, 2003 – Predecessor Company
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$5	$45	$34	$70	$154
Contract termination costs		(102)	211		109

Employee separation and plant closure costs	5	(57)	245	70	263
Inventory valuation in cost of sales		99			99

	5	42	245	70	362
Reserve usage	102	(35)	277	117	461

Change in reserve	(97)	77	(32)	(47)	(99)
Reserves as of April 1, 2003	98	2,565	1,590	537	4,790

Reserves as of June 30, 2003	$1	$2,642	$1,558	$490	$4,691

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—June 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE E — Employee Separation and Plant Closure Costs – Continued

	Six Months Ended June 30, 2004 – Reorganized Company
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$192	$53	$323	$307	$875
Contract termination costs		105	145		250
Other associated costs	92	236	303	(16)	615

Employee separation and plant closure costs	284	394	771	291	1,740
Reserve usage	92	538	623	439	1,692

Change in reserve	192	(144)	148	(148)	48
Reserves as of January 1, 2004		533	2,182	675	3,390

Reserves as of June 30, 2004	$192	$389	$2,330	$527	$3,438

	Six Months Ended June 30, 2003 – Predecessor Company
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$21	$188	$315	$97	$621
Contract termination costs		197	211		408

Employee separation and plant closure costs	21	385	526	97	1,029
Inventory valuation in cost of sales	16	440			456

	37	825	526	97	1,485

Write-off due to CHEL insolvency			2,976		2,976
Reserve usage	266	1,275	958	134	2,633

Change in reserve	(229)	(450)	(3,408)	(37)	(4,124)
Reserves as of January 1, 2003	230	3,092	4,966	527	8,815

Reserves as of June 30, 2003	$1	$2,642	$1,558	$490	$4,691

The employee separation and plant closure costs reserve at June 30, 2004 consists of $1,298 for contract termination and facility-related closure costs and $2,140 for one-time employee termination costs and other associated costs. The Company expects to record between $1.0 million and $1.5 million of employee separation and plant closure costs related to previously announced closures during the last six months of 2004.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—June 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE G — Loss on Insolvent Subsidiary - Continued

As of June 30, 2004, the Company is unable to determine the final financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. Additionally, the Company can provide no assurance that claims will not be asserted against the Company for obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

NOTE H – Discontinued Operation and Assets Held for Sale

On July 3, 2003, the Company sold certain assets and liabilities of its former Greenville Tube, LLC stainless steel tubing business, which the Company previously reported as a component of its Energy and Chemicals operating segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the operating results of this business as a discontinued operation on its consolidated statements of operations for the three and six-month periods ended June 30, 2003. The amount of revenue reported in discontinued operations was $4,513 and $8,807, respectively, for the three and six-month periods ended June 30, 2003. The amount of pre-tax profit reported in discontinued operations was $463 and $833, respectively, for the three and six-month periods ended June 30, 2003 and is equal to the income from discontinued operation, net of income taxes, since the Company did not allocate income tax expense to this business.

In September 2003, the Company decided to sell a vacant building and a parcel of land at its New Prague, Minnesota Distribution and Storage manufacturing facility and classified $550 for the value of these assets as held for sale on its condensed consolidated balance sheet as of December 31, 2003. These assets were sold in April 2004 for $550 and the Company recorded a loss of $11 due to selling expenses. The net proceeds from this sale were used for working capital purposes.

In January 2004, the Company decided to sell a building and parcel of land at its Burnsville, Minnesota Biomedical manufacturing and office facility, and classified $4,628 for the value of the land and building related to the Burnsville facility as assets held for sale on its unaudited condensed consolidated balance sheet as of March 31, 2004. In June 2004, the Company executed an agreement to sell the Burnsville facility for $4,500. The sale is expected to close October 1, 2004. Because the net sales price, estimated to be $4,175 after selling costs, is lower than the carrying value, the assets held for sale have been written down to the net sales price by recording a $453 loss on sale of assets in the second quarter of 2004. The net proceeds from this sale will be used to pay down $880 of debt outstanding under an industrial revenue bond and the balance is expected to be available for working capital purposes.

In June 2004, the Company decided to sell a building, parcel of land and manufacturing equipment at its Plaistow, New Hampshire Distribution and Storage manufacturing and office facility, and classified $4,400 for the value of these assets as held for sale on its unaudited condensed consolidated balance sheet as of June 30, 2004. The sale is not expected to occur until 2005. The estimated fair value of the assets approximates the carrying value thus no write down is required. The net proceeds from this sale will be used for working capital purposes.

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

Due to the U.K. Plan being terminated and an insolvency administrator controlling CHEL and the U.K. Plan, the Company has been unable to obtain any actuarial valuation or plan asset information subsequent to December 31, 2002. As a result, the Company did not record any additional periodic pension cost in 2004 or 2003 related to the U.K. Plan, and continues to have recorded a net pension liability of $2,386 for the U.K. Plan at June 30, 2004. The Company can provide no assurance that claims will not be asserted against the Company for pension or other obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—June 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE I — Employee Benefit Plans – Continued

The following table sets forth the components of net periodic pension cost for the three and six-month periods ended June 30, 2004 and 2003.

	Reorganized Company		Predecessor Company
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Service cost	$287	$575	$330	$666
Interest cost	545	1,090	722	1,186
Expected return on plan assets	(539)	(1,078)	(599)	(937)
Amortization of net gain			186	338
Amortization of prior service cost			40	65

Total pension cost	$293	$587	$679	$1,318

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

Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Reorganized Company
	Three Months Ended June, 2004
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$20,780	$37,840	$16,045		$74,665
Operating income (loss)(A)(B)(C)(D)	4,587	7,159	491	$(3,964)	8,273

	Predecessor Company
	Three Months Ended June 30, 2003
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$18,593	$34,043	$19,205		$71,841
Operating income (loss) (E) (F) (G)	4,722	3,831	2,814	$(8,170)	3,197

	Reorganized Company
	Six Months Ended June, 2004
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$36,644	$69,371	$37,432		$143,447
Operating income (loss)(A)(B)(C)(D)	7,673	12,740	4,035	$(8,371)	16,077

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—June 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE J — Operating Segments – Continued

	Predecessor Company
	Six Months Ended June 30, 2003
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$34,466	$64,513	$34,806		$133,785
Operating income (loss) (E) (F) (G)	7,669	5,322	(10,728)	$(12,224)	(9,961)

(A)	Biomedical operating income for the three and six-month periods ended June 30, 2004 includes $224 and $284, respectively, of employee separation and plant closure costs primarily related to the closure of the Company’s Burnsville, Minnesota manufacturing facility.

(B)	Distribution and Storage operating income for the three and six-month periods ended June 30, 2004 includes $200 and $394, respectively, of employee separation and plant closure costs primarily related to the closure of the Company’s Plaistow, New Hampshire manufacturing facility.

(C)	Energy and Chemicals operating income for the three and six-month periods ended June 30, 2004 includes $249 and $771, respectively, of employee separation and plant closure costs related primarily to the relocation of employees from the facility in Westborough, Massachusetts, to an office facility in Houston, Texas. Energy and Chemicals operating income for the six-month period ended June 30, 2004 includes the significant positive impact of a premium-priced expedited heat exchanger order that was recorded, completed and shipped entirely during the first quarter.

(D)	Corporate operating loss for the three and six-month periods ended June 30, 2004 includes $103 and $291, respectively, of employee separation and plant closure costs primarily related to headcount reductions and $582 and $615, respectively, of stock compensation expense related to the March 19, 2004 issuance of stock options. Corporate operating loss for the six-month period ended June 30, 2004 includes $435 for compensation expense resulting from the sale of the Company’s common stock to the Company’s Chief Executive Officer at a price below the closing market price of the stock on the date of the sale.

(E)	Distribution and Storage operating income for the six-month period ended June 30, 2003 includes $385 of employee separation and plant closure costs and $99 and $440 for the three and six-month periods ended June 30, 2003, respectively, in inventory valuation charges primarily related to the closure of the Company’s Denver, Colorado, Costa Mesa, California and Columbus, Ohio manufacturing facilities.

(F)	Energy and Chemicals operating income (loss) for the three and six-month periods ended June 30, 2003 includes $245 and $526, respectively, of employee separation and plant closure costs primarily related to the closure of the Company’s CHEL manufacturing facility and $13,682 for the six months ended June 30, 2003 of charges related to the write-off the Company’s net investment in CHEL.

(G)	Corporate operating loss for the three and six-month periods ended June 30, 2003 includes $4,378 and $5,192, respectively, of professional fees incurred related to the Company’s debt restructuring initiatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nature of Operations

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

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of fresh-start accounting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) (“Fresh-Start accounting”). The Company used September 30, 2003 as the date for adopting Fresh-Start accounting in order to coincide with the Company’s normal financial closing for the month of September 2003. Upon adoption of Fresh-Start accounting, a new reporting entity was deemed to be created and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of Fresh-Start accounting (the “Predecessor Company”) for periods ended prior to September 30, 2003 are not necessarily comparable to those of the Reorganized Company. In this Quarterly Report on Form 10-Q, references to the Company’s three and six-month periods ended June 30, 2003 and all periods ended prior to September 30, 2003 refer to the Predecessor Company.

Overview

Due to the extended periods of time from receipt of customer orders to final completion and shipment of products, particularly in the Energy and Chemicals segment, the Company believes that signed customer orders are a significant indicator of its future financial performance. As a result, the Company measures and internally reports orders on a daily basis in an effort to stay current with market trends and make corresponding timely decisions regarding material purchases, headcount and other operating issues. The Company booked orders of $88.3 million in the second quarter of 2004, compared with $101.1 million in the first quarter of 2004 and $69.9 million in the second quarter of 2003. The Company’s second quarter 2004 orders, although down from the level achieved in the first quarter of 2004, which included a significant LNG systems order from Bechtel, were particularly strong in the Biomedical and Distribution and Storage segments. The Company expects quarterly orders for the remainder of 2004 to average approximately $80 million per quarter, and management believes the Company’s strong order performance over the last three quarters is an indicator that the Company’s markets are beginning to recover and should be stronger in 2004 than in the past two fiscal years.

The Company’s second quarter 2004 operating results, when compared to the second quarter of 2003, reflect continued market improvements and operating cost reductions in the Company’s Distribution and Storage operating segment, continued strong performance in the Biomedical segment and slightly weaker sales in the Energy and Chemicals segment. Gross profit margin and margin percentage in the second quarter of 2004 increased over the second quarter of 2003, due to improved market pricing and the favorable impact of the Company’s operational restructuring initiatives, particularly in the Distribution and Storage segment.

The Company continued its operational restructuring initiatives in the second quarter of 2004, and expects to complete the closures of its Plaistow, New Hampshire engineered tank manufacturing facility during the third quarter of 2004 and its Burnsville, Minnesota Biomedical manufacturing facility during the fourth quarter of 2004. The Company is transferring manufacturing operations from these facilities to its New Prague, Minnesota and Canton, Georgia manufacturing facilities, respectively. The Company will continue to record employee separation and plant closure costs throughout 2004 as it completes these activities. Management believes these operational restructuring efforts should position the Company for additional improvements in operating performance and enable the Company to better weather future downturns in its markets.

As a result of the operational restructuring activities, the apparent recovery of the markets served by the Energy and Chemicals and Distribution and Storage segments and the Company’s performance over the first half of 2004, the Company believes it is well positioned for sales and earnings growth in 2004 in comparison to the very challenging year ended December 31, 2003. Management believes the Company will be able to operate during the remainder of 2004 within the covenant constraints and payment obligations of its current credit agreements, with its efforts directed toward enhancing shareholder value.

Results of Operations for the Three and Six-Month Periods Ended June 30, 2004 and 2003

The following table sets forth sales, gross profit and gross profit margin for the Company and its three operating segments for the three and six-month periods ended June 30, 2004 and 2003.

	Reorganized Company		Predecessor Company
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(Dollars in thousands)
Sales
Biomedical	$20,780	$36,644	$18,593	$34,466
Distribution and Storage	37,840	69,371	34,043	64,513
Energy and Chemicals	16,045	37,432	19,205	34,806

Total	$74,665	$143,447	$71,841	$133,785

Gross Profit
Biomedical	$7,498	$12,919	$6,601	$11,326
Distribution and Storage	11,391	20,999	8,489	16,113
Energy and Chemicals	3,247	10,049	5,913	9,658

Total	$22,136	$43,967	$21,003	$37,097

Gross Profit Margin
Biomedical	36.1%	35.3%	35.5%	32.9%
Distribution and Storage	30.1%	30.3%	24.9%	25.0%
Energy and Chemicals	20.2%	26.8%	30.8%	27.7%
Total	29.6%	30.7%	29.2%	27.7%

Sales for the second quarter of 2004 were $74.7 million versus $71.8 million for the second quarter of 2003, an increase of $2.9 million, or 3.9 percent. Biomedical segment sales of $20.8 million in the second quarter of 2004 increased $2.2 million, or 11.8 percent, compared with sales of $18.6 million in the second quarter of 2003. Sales of medical and biological storage systems products increased $2.4 million and $0.5 million, respectively, on higher volume, while sales of MRI products decreased $0.7 million compared with the second quarter of 2003 on lower volume to this product line’s one customer. Distribution and Storage segment sales in the second quarter of 2004 increased 11.1 percent to $37.9 million, compared with $34.0 million for the same quarter in 2003. Sales of bulk storage systems and packaged gas systems increased $3.1 million and $0.7 million, respectively, compared with the second quarter of 2003. The Company has continued to increase its product pricing in the Distribution and Storage segment to offset increased materials costs due primarily to steel surcharges. Energy and Chemicals segment sales were $16.0 million in the second quarter of 2004 compared with sales of $19.2 million in the second quarter of 2003, a decrease of 16.5 percent. The decrease occurred primarily in heat exchanger products, where progression on several large products has been delayed due to customer design change orders and timing problems on receipt of certain materials.

Sales for the first six months of 2004 were $143.4 million versus $133.8 million for the first six months of 2003, an increase of $9.6 million, or 7.2 percent. Biomedical segment sales increased 6.3 percent to $36.6 million in the first six months of 2004, compared with sales of $34.5 million in the first six months of 2003. Medical products and biological storage systems sales increased $3.2 million and $0.7 million, respectively, on increased international volume while sales of MRI products were down $1.8 million due to lower volume. Distribution and Storage segment sales increased 7.5 percent primarily due to significant market improvement for industrial bulk storage systems, with sales of $69.4 million for the first six months of 2004, compared with $64.5 million for the same six-month period in 2003. Energy and Chemicals segment sales increased 7.5 percent, with sales of $37.4 million in the first six months of 2004 compared with sales of

$34.8 million in the first six months of 2003, primarily due to strong first-quarter 2004 heat exchanger product sales, which included a premium priced expedited order recorded, completed and shipped in the first quarter of 2004 that was needed by a natural gas producer to put their gas plant back into service.

Gross profit for the second quarter of 2004 was $22.1 million versus $21.0 million for the second quarter of 2003. Gross profit margin for the second quarter of 2004 was 29.6 percent versus 29.2 percent for the second quarter of 2003. Gross profit for the first six months of 2004 was $44.0 million versus $37.1 million for the first six months of 2003. Gross profit margin for the first six months of 2004 was 30.7 percent versus 27.7 percent for the first six months of 2003. Gross profit and gross profit margin improved in the Biomedical segment due to increased volume to international customers and in the Distribution and Storage segment primarily due to significantly higher volumes, increases in product pricing and the realization of operational savings from the Company’s manufacturing facility consolidation plan. Gross profit and gross profit margin decreased in the Energy and Chemicals segment primarily due to lower volume.

Selling, general and administrative (“SG&A”) expense for the second quarter of 2004 was $13.1 million versus $17.5 million for the second quarter of 2003. As a percentage of sales, SG&A expense was 17.5 percent for the second quarter of 2004 versus 24.4 percent for the second quarter of 2003. The Company recorded $0.6 million, or 0.7 percent of sales, of SG&A expense in the second quarter of 2004 for compensation expense related to the new stock options issued on March 19, 2004. The Company recorded $4.4 million, or 6.1 percent of sales, of SG&A expense in the second quarter of 2003 for fees paid to professional advisors related to the Company’s successful efforts to restructure its senior debt and exit from bankruptcy.

SG&A expense for the first six months of 2004 was $26.1 million versus $32.3 million for the first six months of 2003. As a percentage of sales, SG&A expense was 18.2 percent for the first six months of 2004 versus 24.1 percent for the first six months of 2003. The Company recorded $1.0 million, or 0.7 percent of sales, of SG&A expense in the first six months of 2004 for compensation expense resulting from the sale of 28,797 shares of the Company’s common stock to its Chief Executive Officer at a price below the closing market price on the date of sale and the issuance of new stock options on March 19, 2004 to certain key employees. The Company recorded $5.2 million, or 3.9 percent of sales, of SG&A expense in the first six months of 2003 for fees paid to professional advisors related to the Company’s successful efforts to restructure its senior debt. The general reduction in SG&A expense in both the second quarter and first six months of 2004 in comparison to the comparable periods in 2003 is primarily a result of the Company’s elimination of a significant number of salaried employees and the closures of various office and manufacturing facilities as part of the Company’s operational restructuring efforts.

During 2003 and into 2004, the Company continued its manufacturing facility reduction plan and engaged restructuring consultants to assist in the selection of other facilities to close and the implementation of these closure activities. These actions resulted in the September 2003 closure of the Company’s Energy and Chemicals segment sales and engineering office in Westborough, Massachusetts and the announcements in December 2003 and January 2004 of the closure of the Company’s Distribution and Storage segment manufacturing facility in Plaistow, New Hampshire and the Biomedical segment manufacturing and office facility in Burnsville, Minnesota, respectively. In each of these facility closures, the Company is not exiting the product lines manufactured at those sites, but is moving manufacturing to other facilities with available capacity, most notably New Prague, Minnesota for engineered tank production and Canton, Georgia for medical production. The Company expects to incur capital expenditures in 2004 of approximately $1.5 million for improvements and additions to the Canton, Georgia facility, and expects to substantially complete the closures of these two sites by the end of 2004. These facility closures are expected to result in an additional $1.1 million of employee separation and plant closure costs in the second half of 2004, and may put some negative short-term pressure on sales, but should better position these segments going forward.

During the second quarter and first six months of 2004, the Company recorded $0.8 million and $1.7 million, respectively, of employee separation and plant closure costs, primarily related to the closure of the Plaistow, New Hampshire and Burnsville, Minnesota facilities and the final steps in the transition of employees out of the closed Westborough, Massachusetts engineering office. In July 2004, the Company entered into an agreement to sell its Burnsville, Minnesota facility for gross proceeds of $4.5 million and expects to complete this sale on October 1, 2004. The land and building related to the Burnsville facility are included in assets held for sale in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2004. The proceeds of this sale will be used to pay down $0.9 million of debt outstanding under an industrial revenue bond and the balance is expected to be available for working capital purposes. During the second quarter and first six months of 2004, the Company recorded a $0.5 million loss on the sale of assets related to adjusting the Burnsville, Minnesota land and buildings to fair value less costs to sell based upon the executed sales agreement. In April 2004, the Company sold for $0.6 million cash proceeds a vacant building and a parcel of land at its New Prague facility that was classified as held for sale in the Company’s condensed consolidated balance sheet as of December 31, 2003 included in this Quarterly Report on Form 10-Q.

During the second quarter and first six months of 2003, the Company recorded $0.3 million and $1.0 million, respectively, of employee separation and plant closure costs primarily related to the final steps of the closures of its Wolverhampton, U.K. heat exchanger manufacturing facility and its Columbus, Ohio Distribution and Storage manufacturing facility. The Company recorded a $0.9 million and $1.1 million gain on the sale of assets in the second quarter and first six-months of 2003, respectively, related to the sale of various fixed assets of the closed Columbus, Ohio facility.

The Company recorded $0.05 million of equity loss in its Coastal Fabrication joint venture (“Coastal Fabrication”) in the first six months of 2004 compared with $0.04 million in the second quarter and first six months of 2003. On February 27, 2004, Coastal Fabrication executed an agreement to redeem the joint venture partner’s 50 percent equity interest of $0.29 million for cash consideration of $0.25 million and the possibility of additional consideration being paid based upon the number of direct labor manufacturing hours performed at the Company’s New Iberia, Louisiana facility during 2004 and 2005. The $.04 million difference between the cash consideration paid and the value of the 50 percent equity interest was recorded by Coastal Fabrication as a reduction of certain fixed assets. As a result of the elimination of the joint venture partner and the assumption of 100 percent of control by the Company, the Company has consolidated the operating results of Coastal Fabrication subsequent to February 27, 2004.

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

As of June 30, 2004, the Company is unable to determine the final financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. Additionally, the Company can provide no assurance that claims will not be asserted against the Company for obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

Net interest expense for the second quarter and first six months of 2004 was $1.2 million and $2.5 million, respectively, versus $5.1 million and $9.1 million, respectively, for the second quarter and first six months of 2003, reflecting the Company’s decreased leverage position that resulted from the bankruptcy reorganization and repayment of debt. The Company’s one remaining interest rate collar covering $21.8 million of the senior term loan outstanding at June 30, 2004 expires in March 2006. The Company recorded $0.2 million and $0.1 million of derivative contracts valuation income in the second quarter and first six months of 2004 compared with $0.2 million and $0.4 million, respectively, of derivative contracts valuation expense in the second quarter and first six months of 2003 related to marking the fair value of the collar to market on a quarterly basis.

Income tax expense of $2.7 million and $5.1 million in the second quarter and first six months of 2004, respectively, represents taxes on both domestic and foreign earnings at an estimated annual effective income tax rate of 38 percent. Income tax expense of $1.1 million and $1.5 million in the second quarter and first six months of 2003, respectively, represents taxes on earnings of foreign subsidiaries.

As a result of the foregoing, the Company reported net income for the second quarter of 2004 of $4.2 million, or $0.77 per diluted share, versus a net loss of $2.7 million, or $0.10 per diluted share, for the second quarter of 2003. The Company reported net income for the first six months of 2004 of $8.3 million, or $1.52 per diluted share, versus a net loss of $20.7 million, or $0.79 per diluted share, for the first six months of 2003.

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

On September 15, 2003, the Company and all of its then majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Reorganization Plan, which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Effective September 15, 2003, the Company entered into a term loan agreement and revolving credit facility (collectively, the “Credit Facility”) and granted a security interest in substantially all of the assets of the Company to the agent bank as representative of the senior lenders. The Credit Facility provides a term loan of $120.0 million with final maturity in 2009 and a revolving credit line of $40.0 million that expires on September 15, 2008, of which $30.0 million may be used for the issuance of letters of credit. Under the terms of the Credit Facility, term loans bear interest, at the Company’s option, at rates equal to the prime rate plus 2.50 percent or LIBOR plus 3.50 percent and the revolving credit line bears interest, at the Company’s option, at rates equal to the prime rate plus 1.50 percent or LIBOR plus 2.50 percent. The Company is also required to pay a commitment fee of 0.375 percent per annum on the unused amount of the revolving credit line of the Credit Facility.

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

At June 30, 2004, the Company had borrowings outstanding of $99.2 million under the term loan portion of the Credit Facility and letters of credit outstanding and bank guarantees totaling $19.0 million supported by the revolving credit line portion of the Credit Facility.

Sources and Use of Cash: Cash provided by operations in the first six months of 2004 was $17.6 million compared with $11.0 million provided in the first six months of 2003. The Company’s successful reorganization under the Bankruptcy Code enabled it to return to normal payment terms with most of its vendors, rather than the cash on delivery and other accelerated payment terms the Company was required to use in 2003, and allowed the Company to request and receive favorable progress billing terms on many large projects. During the first six months of 2004, a large progress billing payment from Bechtel related to an LNG systems order significantly contributed to the positive cash flow from operating activities. Additional efforts to improve the timeliness of accounts receivable cash collections and reduce inventory levels, combined with the improved operations of the Company, contributed to the positive cash flow and cash provided by working capital improvements that occurred in the first six months of 2004. Management believes the Company will continue to generate sufficient positive cash flow to fund operations, capital expenditures and working capital requirements throughout 2004 without utilizing the revolving loan portion of its Credit Facility.

Capital expenditures in the first six months of 2004 were $3.6 million compared with $1.2 million in the first six months of 2003. The Company limited its capital expenditures in 2003 to maintenance level in order to conserve cash. The Company expects capital expenditures in 2004 to be in the range of $8.0 million to $10.0 million as the Company begins to reinvest in its remaining facilities, expand the Canton, Georgia facility to accommodate the transfer of Biomedical manufacturing to that facility and significantly expand the Company’s operations in China.

In the first six months of 2004, the Company used $1.9 million of cash for its debt restructuring initiatives, compared with $5.2 million used in the first six months of 2003. The payments made in the first six months of 2004 include approximately $1.2 million in bankruptcy related fees to various professional service providers that the Company was required to delay until January 2004, when their fee applications were approved by the U.S. Bankruptcy Court. Other than these payments, the Company does not expect to use a significant amount of cash for debt restructuring initiatives in 2004.

Due to the significant amount of cash provided by operating activities in the first four months of 2004, and management’s belief that cash forecasted to be generated by operations and the ability to borrow cash, if necessary, under the revolving credit portion of the Credit Facility, would be sufficient to satisfy its working capital, capital expenditure, restructuring and debt related cash requirements for 2004, on April 30, 2004, the Company made a voluntary $10.0 million prepayment on the term loan portion of its Credit Facility. The prepayment reduced all future scheduled quarterly amortization payments on a pro-rata basis. This April 30, 2004 prepayment follows an additional voluntary $10.0 million prepayment made in December 2003.

Cash Requirements: The Company does not anticipate any unusual cash requirements for working capital needs in 2004. In order to complete its operational restructuring activities, particularly the closures of the Plaistow, New Hampshire and Burnsville, Minnesota facilities, the Company forecasts that it will use approximately $1.1 million of cash, in addition to the capital expenditure requirements discussed above, for one-time employee termination benefits, contract termination costs and other associated facility closure costs during the remaining six months of 2004. Based upon current actuarial estimates, the Company also expects to contribute approximately $0.5 million in cash to its four defined benefit pension plans to meet ERISA minimum funding requirements during the remaining six months of 2004.

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

Orders and Backlog

The following table sets forth orders by segment for the three-month periods ended June 30, 2004 and March 31, 2004 and backlog by segment as of June 30, 2004 and March 31, 2004:

	Three Months Ended,
	June 30, 2004	March 31, 2004
Orders
Biomedical	$22,405	$16,610
Distribution and Storage	41,318	43,498
Energy and Chemicals	24,559	40,993

Total	$88,282	$101,101

Backlog
Biomedical	$3,577	$2,490
Distribution and Storage	38,916	36,578
Energy and Chemicals	49,028	42,078

Total	$91,521	$81,146

The Company considers orders to be those for which the Company has received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. The Company’s consolidated orders for the second quarter of 2004 totaled $88.3 million, compared with orders of $101.1 million for the first quarter of 2004. The Company’s consolidated firm order backlog at June 30, 2004 was $91.5 million, compared with $81.1 million at March 31, 2004. Backlog can be significantly affected by the timing of orders for large products, particularly in the Energy and Chemicals segment, and the amount of backlog at June 30, 2004 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales.

Biomedical orders for the second quarter of 2004 totaled $22.4 million, compared with $16.6 million for the first quarter of 2004. Biomedical backlog totaled $3.6 million at June 30, 2004, compared with $2.5 million of backlog at March 31, 2004. Orders for medical products increased $5.4 million due to continuing strong demand, particularly the international customers, and orders for MRI components increase $0.4 million.

Distribution and Storage orders for the second quarter of 2004 totaled $41.3 million, compared with $43.5 million for the first quarter of 2004. Distribution and Storage backlog totaled $38.9 million at June 30, 2004, compared with $36.6 million of backlog at March 31, 2004. Orders for bulk storage systems and packaged gas systems decreased $1.2 million and $1.0 million, respectively, from the particularly high levels in the first quarter of 2004.

Energy and Chemicals orders for the second quarter of 2004 totaled $24.6 million, compared with $41.0 million in the first quarter of 2004. Energy and Chemicals backlog totaled $49.0 million at June 30, 2004, compared with $42.1 million of backlog at March 31, 2004. Orders for heat exchangers increased $3.6 million primarily due to improvements in the market and higher customer confidence due to the Company’s emergence from Chapter 11 reorganization. LNG systems experienced a decrease of $20.1 million in orders primarily resulting from a significant order being placed by Bechtel in the first quarter of 2004.

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

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations) or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others (including those described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2003 under “Certain Factors that May Affect Future Results and Financial Condition”), could affect its future performance and the liquidity of the Company’s equity securities and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, political, business and market conditions and foreign currency fluctuations, (b) competition, (c) decreases in spending by the Company’s customers or the failure of the Company’s customers to make anticipated increases in spending, (d) the loss of a major customer or customers, (e) the effectiveness of operational changes expected to increase efficiency and productivity, (f) the ability of the Company to manage its fixed-price contract exposure, (g) the ability of the Company to pass on increases in raw material prices, (h) the Company’s relations with its employees, (i) litigation and disputes involving the Company, including the extent of product liability, pension and severance claims asserted against the Company, (j) variability in the Company’s operating results, (k) the ability of the Company to attract and retain key personnel, (l) the costs of compliance with environmental matters and responding to potential environmental liabilities, (m) the ability of the Company to protect its proprietary information, (n) the ability of the Company to sell certain assets on acceptable terms, (o) the ability of the Company to successfully realize operational restructuring savings and execute operational restructuring initiatives without unanticipated costs, (p) the ability of the Company to satisfy covenants under its Credit Facility and pay down its debt, (q) the insolvency of the Company’s Wolverhampton, United Kingdom manufacturing facility, operated by CHEL and the commencement of CHEL’s administration proceedings in the United Kingdom, including the potential liability of the Company with respect to CHEL’s obligations, and (r) the threat of terrorism and the impact of responses to that threat.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, the Company’s operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company’s primary interest rate risk exposure results from the Credit Facility’s various floating rate pricing mechanisms. The Predecessor Company’s senior debt credit facility required the Company to enter into two interest rate derivative contracts (collars) in March 1999 to manage interest rate risk exposure. One of these collars continues to be outstanding after the bankruptcy and expires in March 2006. The fair value of the contract related to the interest rate collar outstanding at June 30, 2004 is a liability of $0.6 million. If interest rates were to increase 200 basis points (2 percent) from June 30, 2004 rates, and assuming no changes in debt from the June 30, 2004 levels, the additional annual expense would be approximately $2.0 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound, the Czech Koruna and the Euro. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign exchange forward contracts at June 30, 2004, the result would be a loss in fair value of approximately $0.5 million.

Item 4. Controls and Procedures

As of June 30, 2004 an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by CHEL, and all current heat exchanger manufacturing is being conducted at the Company’s LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. Additionally, CHEL’s net pension plan obligations increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in an estimated plan deficit of approximately $12 million. Based on the Company’s financial condition, in March 2003 the Company determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL did not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a United Kingdom pension regulatory board, which approved the wind-up as of March 28, 2003. As of June 30, 2004, the Company is unable to determine the financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. The Company can provide no assurance that claims will not be asserted against the Company for these obligations of CHEL. To the extent the Company has significant liability with respect to CHEL’s obligations as a result of CHEL’s insolvency, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

On July 8, 2003, the Company and all of its then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries were included in the filing in the Bankruptcy Court. On September 15, 2003, the Company (as reorganized, the “Reorganized Company”) and all of its majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003 (the “Reorganization Plan”), which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Under the Reorganization Plan, the Company’s senior debt of $255.7 million and related interest and fees of $1.9 million were converted into a $120.0 million secured term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the Reorganized Company, and the Company’s $40.0 million secured debtor-in-possession financing facility was amended and restated as a $40.0 million post-bankruptcy secured revolving credit facility. In addition, on September 15, 2003, all of the Company’s common stock, warrants, options and other rights to acquire the Company’s common stock were cancelled, and the Company’s former stockholders received five percent of the initial equity of the Reorganized Company and the opportunity to acquire up to an additional five percent of equity through the exercise of new warrants. Further information concerning the Company’s Chapter 11 reorganization is set forth in the Reorganization Plan and the related Confirmation Order of the Bankruptcy Court, which were filed as exhibits to the Company’s Current Reports on Form 8-K and Form 8-K/A, each dated September 4, 2003. The Company continues to resolve a number of proofs of claim asserted in the bankruptcy proceedings, including a finder’s fee claim asserted in the amount of $2.3 million by a former significant stockholder of the Company, against which the Company has filed in the Bankruptcy Court. The parties are engaged in discovery with respect to the finder’s fee claim and the Company intends to vigorously defend against this claim.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Stockholders was held on May 20, 2004

(b)	At the Annual Meeting, stockholders of the Company elected the following six nominees to serve as Directors of the Company for a one-year term until the Annual Meeting in 2005 and until each of their respective successors has been elected and qualified: William T. Allen, Oliver C. Ewald, Michael P. Harmon, Stephen A. Kaplan, Samuel F. Thomas and Timothy J. White. The term of office of Arthur S. Holmes as a Director of the Company continued after the Annual Meeting.

(c)	The number of votes cast for or withheld with respect to each of the nominees to serve as a Director of the Company were as follows:

NAME	FOR	WITHHELD
William T. Allen	3,667,471	4,708
Oliver C. Ewald	3,666,422	5,757
Michael P. Harmon	3,666,367	5,812
Stephen A. Kaplan	3,666,415	5,764
Samuel F. Thomas	3,669,128	3,051
Timothy J. White	3,666,374	5,805

For a description of the bases used in tabulating the above referenced votes, see the Company’s definitive Proxy Statement used in connection with the solicitation of proxies for the Annual Meeting of Stockholders held on May 20, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

See the Exhibit Index on page 28 of this Form 10-Q.

(b)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date: August 13, 2004	/s/ Michael F. Biehl
Michael F. Biehl
Chief Financial Officer and Treasurer
(Duly Authorized Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Management Services Agreement, dated as of January 1, 2004, by and among the Registrant, Oaktree Capital Management, LLC and Audax Management Company, LLC.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer