Form 10-Q
period 2004-09-30
CHART INDUSTRIES INC
filed 2004-11-12
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

At September 30, 2004, there were 5,358,075 outstanding shares of the Company’s Common Stock, par value $.01 per share.

Page 1 of 30 sequentially numbered pages.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,692	$18,600
Accounts receivable, net	42,071	39,806
Inventories, net	42,178	34,788
Other current assets	25,610	29,983
Assets held for sale	7,742	550

Total Current Assets	135,293	123,727

Property, plant and equipment, net	38,230	45,762
Reorganization value in excess of amounts allocable to identifiable assets	75,263	76,540
Identifiable intangible assets, net	49,174	51,281
Other assets, net	1,292	2,327

TOTAL ASSETS	$299,252	$299,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,064	$22,297
Customer advances and billings in excess of contract revenue	12,965	7,250
Accrued expenses and other current liabilities	30,520	28,419
Current maturities of long-term debt	3,360	3,480

Total Current Liabilities	70,909	61,446

Long-term debt	84,751	109,081
Other long-term liabilities	36,547	38,303
Shareholders’ Equity
Common stock, par value $.01 per share – 9,500,000 shares authorized, 5,358,075 and 5,325,331 shares issued at September 30, 2004 and December 31, 2003, respectively	54	53
Additional paid-in capital	90,648	89,812
Retained earnings	15,212	31
Accumulated other comprehensive income	1,131	911

	107,045	90,807

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$299,252	$299,637

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Reorganized Company		Predecessor Company
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Sales	$76,380	$219,827	$63,232	$197,017
Cost of sales	52,693	152,173	44,552	141,240

Gross profit	23,687	67,654	18,680	55,777

Selling, general and administrative expense	13,576	39,675	11,908	44,211
Employee separation and plant closure costs	618	2,358	(147)	882
Loss on insolvent subsidiary				13,682
Equity loss (income) in joint venture		51	(44)

	14,194	42,084	11,717	58,775

Operating income (loss)	9,493	25,570	6,963	(2,998)
Other income (expense):
Gain (loss) on sale of assets	282	(182)	3,642	4,753
Interest expense, net	(1,139)	(3,625)	(788)	(9,911)
Financing costs amortization expense			(64)	(1,653)
Derivative contracts valuation (expense) income	(77)	(1)	23	(389)
Foreign currency loss	(324)	(52)	(242)	(287)
Reorganization items, net			5,677	5,677

	(1,258)	(3,860)	8,248	(1,810)

Income (loss) from continuing operations before income taxes and minority interest	8,235	21,710	15,211	(4,808)

Income tax expense	1,296	6,416	1,519	3,047

Income (loss) from continuing operations before minority interest	6,939	15,294	13,692	(7,855)

Minority interest, net of taxes	15	113	38	63

Income (loss) from continuing operations	6,924	15,181	13,654	(7,918)

Income from discontinued operation, net of tax				833

Net income (loss)	$6,924	$15,181	$13,654	$(7,085)

Net income (loss) from continuing operations per common share – basic	$1.29	$2.84	$0.51	$(0.30)
Income from discontinued operation				0.03

Net income (loss) per common share – basic	$1.29	$2.84	$0.51	$(0.27)

Net income (loss) from continuing operations per common share – assuming dilution	$1.24	$2.78	$0.51	$(0.30)

Income from discontinued operation				0.03

Net income (loss) per common share – assuming dilution	$1.24	$2.78	$0.51	$(0.27)

Shares used in per share calculations — basic	5,357	5,349	26,627	26,336

Shares used in per share calculations – assuming dilution	5,565	5,455	26,627	26,336

See accompanying notes to these unaudited condensed consolidated financial statements, including Note A – Basis of Preparation, describing the Reorganized Company and Predecessor Company. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Reorganized Company	Predecessor Company
	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
OPERATING ACTIVITIES
Income (loss) from continuing operations	$15,181	$(7,918)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Reorganization items, net		(5,677)
Reorganization value in excess of amounts allocable to identifiable assets	1,277
Loss on insolvent subsidiary		13,682
Loss (gain) on sale of assets	182	(4,753)
Depreciation and amortization	6,553	7,607
Financing costs amortization		1,653
Debt restructuring related fees expensed		6,046
Employee stock and stock option related compensation expense	1,799
Equity loss in Joint Venture	51
Employee separation and plant closure costs	81	456
Deferred income taxes	(2,136)	5,000
Other non-cash operating activities	236	735
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(1,788)	2,486
Inventory and other current assets	(2,409)	5,270
Accounts payable and other current liabilities	4,504	(1,527)
Customer advances and billings in excess of contract revenue	5,125	(3,594)

Net Cash Provided By Operating Activities	28,656	19,466

INVESTING ACTIVITIES
Capital expenditures	(5,517)	(1,907)
Proceeds from sale of assets	1,766	16,075
Other investing activities	889	933

Net Cash (Used In) Provided By Investing Activities	(2,862)	15,101

FINANCING ACTIVITIES
Borrowings on revolving credit facilities	1,360	20,359
Payments on revolving credit facilities	(1,360)	(21,614)
Principal payments on long-term debt	(24,448)	(1,199)
Proceeds from sale of stock	400
Debt restructuring related fees paid	(1,882)	(12,583)
Payments on interest rate collars	(649)	(759)
Other financing activities	(92)	(111)

Net Cash Used In Financing Activities	(26,671)	(15,907)

Cash flow (used in) provided by continuing operations	(877)	18,660
Cash flow provided by discontinued operation		1,592

Net (decrease) increase in cash and cash equivalents	(877)	20,252
Effect of exchange rate changes on cash	(31)	338
Cash and cash equivalents at beginning of period	18,600	7,225

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,692	$27,815

See accompanying notes to these unaudited condensed consolidated financial statements, including Note A – Basis of Preparation, describing the Reorganized Company and Predecessor Company. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Nature of Operations: The Company is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and use of industrial gases and hydrocarbons. Headquartered in Cleveland, Ohio, the Company has domestic operations located in seven states and an international presence in Australia, China, the Czech Republic, Germany and the United Kingdom.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of fresh-start accounting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) (“Fresh-Start accounting”). The Company used September 30, 2003 as the date for adopting Fresh-Start accounting in order to coincide with the Company’s normal financial closing for the month of September 2003. Upon adoption of Fresh-Start accounting, a new reporting entity was deemed to be created and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of Fresh-Start accounting (the “Predecessor Company”) for periods ended prior to September 30, 2003 are not necessarily comparable to those of the Reorganized Company. In this Quarterly Report on Form 10-Q, references to the Company’s three and nine-month periods ended September 30, 2003 refer to the Predecessor Company.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	September 30, 2004	December 31, 2003
Raw materials and supplies	$18,530	$15,143
Work in process	15,411	11,761
Finished goods	8,237	7,884

	$42,178	$34,788

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

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three and nine-month periods ended September 30, 2004 and 2003 are as follows:

	Reorganized Company	Predecessor Company
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Balance as of July 1	$3,284	$3,906
Warranty expense	204	493
Warranty usage	(550)	(596)

Balance as of September 30	$2,938	$3,803

	Reorganized Company	Predecessor Company
	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Balance as of January 1	$3,208	$4,032
Warranty expense	1,184	1,214
Warranty usage	(1,454)	(1,443)

Balance as of September 30	$2,938	$3,803

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

In September 2004, the Company reduced Reorganization Value by $1,277, in accordance with SOP 90-7, related to certain tax elections made during the finalization of its 2003 corporate tax return filed in September 2004 related to the nine-month period ended September 30, 2003, the date of adoption for Fresh-Start accounting.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2004

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

SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment and that the Reorganization Value be tested for impairment at the reporting unit level on an annual basis. Under SFAS No. 142, a company determines the fair value of any indefinite lived intangible assets, compares the fair value to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Reorganization Value is treated like goodwill and is tested utilizing a two-step approach. After recording any impairment losses for indefinite lived intangible assets, a company is required to determine the fair value of each reporting unit and compare the fair value to its carrying value, including Reorganization Value, of such reporting unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. If the carrying value of the reporting unit exceeds its fair value, the Reorganization Value of the reporting unit may be impaired. The amount of the impairment, if any, would then be measured in step two, which compares the implied fair value of reporting unit Reorganization Value with the carrying amount of that Reorganization Value. The Company is currently in the process of conducting its 2004 annual impairment tests of Reorganization Value, trademarks and trade names as of October 1, 2004.

The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		September 30, 2004
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived assets:
Unpatented technology	9 years	$3,305	$(360)	$2,945
Patented technology	12 years	3,729	(353)	3,376
Patents	5 years	540	(100)	440
Customer Base	13 years	23,960	(1,996)	21,964

		$31,534	$(2,809)	$28,725

Indefinite-lived intangible assets:
Reorganization value in excess of amounts allocable to identifiable assets		$75,263
Trademarks and trade names		20,449

		$95,712

		December 31, 2003
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived assets:
Unpatented technology	9 years	$3,305	$(90)	$3,215
Patented technology	12 years	3,729	(88)	3,641
Patents	5 years	540	(25)	515
Customer Base	13 years	23,960	(499)	23,461

		$31,534	$(702)	$30,832

Indefinite-lived intangible assets:
Reorganization value in excess of amounts allocable to identifiable assets		$76,540
Trademarks and trade names		20,449

		$96,989

Amortization expense for finite-lived intangible assets was $702 and $388 for the three-month periods ended September 30, 2004 and 2003, respectively; $2,107 and $1,166 for the nine-month periods ended September 30, 2004 and 2003, respectively; and is estimated to be approximately $2,800 annually for fiscal years 2004 through 2008.

Capital Structure: On February 26, 2004, the Company sold 28,797 shares of common stock to its Chief Executive Officer at a price of $13.89 per share, which was based on the estimated enterprise value of the Company upon its

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2004

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

The Reorganization Plan allows for the issuance of new employee stock options to employees of the Company. On March 19, 2004, the Company granted 435,701 options to purchase shares of the Company’s new common stock (the “New Options”) with an exercise price of $13.89 per share when the closing market price of the Company’s common stock was $28.00 per share. These non-qualified stock options are exercisable for a period of 10 years and have two different vesting schedules: 319,701 options vest in equal annual installments over a four-year period and 116,000 options vest over a 45- month period commencing April 1, 2004 based upon the achievement of specific operating performance goals during that 45-month period as determined by the Compensation Committee of the Board of Directors. The 319,701 New Options on the time-based vesting schedule are being accounted for as a fixed compensatory plan under APB 25. For these options, the Company expects to record $4,313 as compensation expense over the vesting period based on the $14.11 difference between the closing market price and the exercise price on the date of grant. The 116,000 New Options on the performance-based vesting schedule are being accounted for as a variable compensatory plan under APB 25. For these options, the Company will record compensation expense over the vesting period based upon the difference between the closing market price of the Company’s stock and the exercise price at each balance sheet measurement date, and the Company’s estimate of the number of options that will ultimately vest based upon actual and estimated performance in comparison to the performance targets.

As of September 30, 2004, 14,000 new options on the time based vesting schedule and 14,000 new options on the performance based vesting schedule have been cancelled, and 5,000 additional New Options on the time based vesting schedule and 5,000 additional New Options on the performance based vesting schedule have been issued at the closing market price on the date of grant. The 5,000 new options with the time based vesting schedule are being accounted for as a fixed compensatory plan under APB 25. For these options, the Company will record no compensation expense since the exercise price was equal to the market price at the date of grant. The 5,000 new options with the performance based vesting schedule are being accounted for as a variable compensatory pan under APB 25 and the Company will record compensation expense using the same method as the initial 116,000 performance based options.

The New Options generally may not be transferred, and any shares of stock that are acquired upon exercise of the New Options generally may not be sold, transferred, assigned or disposed of except under certain predefined liquidity events or in the event of a change in control. For the three and nine-month periods ended September 30, 2004, the Company recorded $326 and $734, respectively, in compensation expense related to the time-based vesting New Options. For the three and nine-month periods ended September 30, 2004 the Company recorded $423 and $630, respectively, in compensation expense related to the performance-based vesting New Options.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

The Company’s pro forma disclosures showing the estimated fair value of employee stock options, amortized to expense over their vesting periods, are as follows:

	Reorganized Company		Predecessor Company
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Reported income (loss) from continuing operations	$6,924	$15,181	$13,654	$(7,918)
Income from discontinued operation				833

Reported net income (loss)	6,924	15,181	13,654	(7,085)
Add: Share-based employee compensation expense included in reported net income (loss), net of related tax effect	479	873
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(932)	(1,971)

Pro-forma net income (loss)	$6,471	$14,083	$13,654	$(7,085)

Basic earnings per share:
Reported income (loss) from continuing operations	$1.29	$2.84	$0.51	$(0.30)
Income from discontinued operation				0.03

Reported net income (loss)	1.29	2.84	0.51	(0.27)
Add: Share-based employee compensation expense included in reported net income (loss), net of related tax effect	0.09	0.16
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(0.17)	(0.37)

Pro-forma net income (loss)	$1.21	$2.63	$0.51	$(0.27)

Diluted earnings per share:
Reported income (loss) from continuing operations	$1.24	$2.78	$0.51	$(0.30)
Income from discontinued operation				0.03

Reported net income (loss)	1.24	2.78	0.51	(0.27)
Add: Share-based employee compensation expense included in reported net income (loss), net of related tax effect	0.09	0.16
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(0.17)	(0.36)

Pro-forma net income (loss)	$1.16	$2.58	$0.51	$(0.27)

Weighted average shares – basic	5,357	5,349	26,627	26,336
Weighted average shares – assuming dilution	5,565	5,455	26,627	26,336

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2004

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

At September 30, 2004, the Company had borrowings outstanding of $86,943 under the term loan portion of the Credit Facility and letters of credit outstanding and bank guarantees totaling $20,653 supported by the revolving credit line portion of the Credit Facility. On April 30, 2004 and September 27, 2004, the Company made voluntary pre-payments on the term loan portion of the Credit Facility for $10,000 and $12,000 respectively. These pre-payments reduced all future scheduled term loan amortization on a pro-rata basis.

The Predecessor Company’s senior debt credit facility required the Company to enter into two interest rate derivative contracts (collars) in March 1999 to manage interest rate risk exposure relative to term loan debt. One of these collars, with a notional amount of $20,438 at September 30, 2004, continues to be outstanding after the bankruptcy and expires in March 2006. The fair value of this collar is reported in accrued expenses and other current liabilities on the Company’s unaudited condensed consolidated balance sheet, and changes in the fair value of the collar are recorded on a quarterly basis and reported in derivative contracts valuation income (expense) in the Company’s unaudited condensed consolidated statement of operations.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE C — Net Income (Loss) per Share

The calculations of basic and diluted net income (loss) per share for the three and nine-month periods ended September 30, 2004 and 2003 are set forth below. The assumed conversion of the Company’s potentially dilutive securities (employee stock options and warrants) was not dilutive for the three and nine-month periods ended September 30, 2003. As a result, the calculations of diluted net loss per share for the three and nine-month period ended September 30, 2003 set forth below do not reflect any assumed conversion.

	Reorganized Company		Predecessor Company
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Reported income (loss) from continuing operations	$6,924	$15,181	$13,654	$(7,918)
Income from discontinued operation				833

Net income (loss)	$6,924	$15,181	$13,654	$(7,085)

Weighted-average common shares	5,357	5,349	26,627	26,336
Effect of dilutive securities:
Employee stock options and warrants	208	106

Dilutive potential common shares	5,565	5,455	26,627	26,336

Reported income (loss) from continuing operations - basic	$1.29	$2.84	$0.51	$(0.30)
Income from discontinued operation				0.03

Net income (loss) per common share – basic	$1.29	$2.84	$0.51	$(0.27)

Reported income (loss) from continuing operations - assuming dilution	$1.24	$2.78	$0.51	$(0.30)
Income from discontinued operation				0.03

Net income (loss) per common share – assuming dilution	$1.24	$2.78	$0.51	$(0.27)

NOTE D — Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	September 30, 2004	December 31, 2003
Foreign currency translation adjustments	1,134	914
Minimum pension liability adjustments, net of taxes	(3)	(3)

	1,131	911

Comprehensive income for the three-month periods ended September 30, 2004 and 2003 was $7,604 and $13,932, respectively. Comprehensive income for the nine-month periods ended September 30, 2004 and 2003 was $15,401 and $447, respectively.

NOTE E — Employee Separation and Plant Closure Costs

During the three and nine-month periods ended September 30, 2004, the Company recorded employee separation and plant closure costs of $618 and $2,358, respectively, related to the relocation of employees from the Energy and Chemicals facility in Westborough, Massachusetts, to an office facility in Houston, Texas, the closure of the Distribution and Storage manufacturing facility in Plaistow, New Hampshire, the closure of the Biomedical manufacturing facility in Burnsville, Minnesota and general headcount reductions throughout the Company. During the three and nine-month periods ended September 30, 2004 the Company also recorded non-cash inventory valuation charges of $81, included in cost of sales for the write-off of inventory at those sites.

During the three and nine-month periods ended September 30, 2003, the Company recorded employee separation and plant closure costs of $(147) and $882 respectively, primarily related to the termination of various salaried employees throughout the Company, and for the closures of its Biomedical segment warehouse and sales office in Solingen, Germany, its Distribution and Storage segment manufacturing facilities in Columbus, Ohio and Denver, Colorado and its Energy and Chemicals segment manufacturing facility in Wolverhampton, United Kingdom. During the nine-month period ended September 30, 2003 the Company also recorded non-cash inventory valuation charges of $456 included in cost of sales for the write-off of inventory at those sites.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE E — Employee Separation and Plant Closure Costs – Continued

The following table summarizes the Company’s employee separation and plant closure costs activity for the three and nine-month periods ended September 30, 2004 and 2003.

	Three Months Ended September 30, 2004 – Reorganized Company
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$111	$125	$(43)		$193
Contract termination costs
Other associated costs	99	261	70	$(5)	425

Employee separation and plant closure costs	210	386	27	(5)	618
Inventory valuation in cost of sales	1	80			81

	211	466	27	(5)	699
Reserve usage	(104)	(576)	(664)	(60)	(1,404)

Change in reserve	107	(110)	(637)	(65)	(705)
Reserves as of July 1, 2004	192	389	2,330	527	3,438

Reserves as of September 30, 2004	$299	$279	$1,693	$462	$2,733

	Three Months Ended September 30, 2003 – Predecessor Company
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$21	$162	$439	$384	$1,006
Contract termination costs	47	(1,801)	545		(1,209)
Other associated costs	10	8	30	8	56

Employee separation and plant closure costs	78	(1,631)	1,014	392	(147)
Reserve usage	(62)	(390)	(224)	(343)	(1,019)

Change in reserve	16	(2,021)	790	49	(1,166)
Reserves as of July 1, 2003	1	2,642	1,558	490	4,691

Reserves as of September 30, 2003	$17	$621	$2,348	$539	$3,525

	Nine Months Ended September 30, 2004 – Reorganized Company
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$303	$178	$280	$307	$1,068
Contract termination costs		105	145		250
Other associated costs	191	497	373	(21)	1,040

Employee separation and plant closure costs	494	780	798	286	2,358
Inventory valuation in cost of sales	1	80			81

	495	860	798	286	2,439
Reserve usage	(196)	(1,114)	(1,287)	(499)	(3,096)

Change in reserve	299	(254)	(489)	(213)	(657)
Reserves as of January 1, 2004		533	2,182	675	3,390

Reserves as of September 30, 2004	$299	$279	$1,693	$462	$2,733

	Nine Months Ended September 30, 2003 – Predecessor Company
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$42	$350	$754	$384	$1,530
Contract termination costs	47	(1,604)	756	97	(704)
Other Associated Costs	10	8	30	8	56

Employee separation and plant closure costs	99	(1,246)	1,540	489	882
Inventory valuation in cost of sales	16	440			456

	115	(806)	1,540	489	1,338
Write-off due to CHEL insolvency			(2,976)		(2,976)
Reserve usage	(328)	(1,665)	(1,182)	(477)	(3,652)

Change in reserve	(213)	(2,471)	(2,618)	12	(5,290)
Reserves as of January 1, 2003	230	3,092	4,966	527	8,815

Reserves as of September 30, 2003	$17	$621	$2,348	$539	$3,525

The employee separation and plant closure costs reserve at September 30, 2004 consists of $684 for contract termination and facility-related closure costs and $2,049 for one-time employee termination costs and other associated costs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE E — Employee Separation and Plant Closure Costs – Continued

The Company expects to record $0.4 million of employee separation and plant closure costs related to previously announced closures during the fourth quarter of 2004.

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

As of September 30, 2004, the Company is unable to determine the final financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. Additionally, the Company can provide no assurance that claims will not be asserted against the Company for obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

NOTE H – Income Taxes

The Company’s income tax expense for the three and nine-month periods ended September 30, 2004 includes a tax benefit of $1,358 representing the recognition of deferred tax assets related to certain tax elections made in the third quarter of 2004, items associated with the finalization of the 2003 corporate tax return filed in September 2004 and the reversal of certain income tax accruals based upon events occurring in the third quarter of 2004.

NOTE I – Discontinued Operation and Assets Held for Sale

On July 3, 2003, the Company sold certain assets and liabilities of its former Greenville Tube, LLC stainless steel tubing business, which the Company previously reported as a component of its Energy and Chemicals operating segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the operating results of this business as a discontinued operation on its consolidated statements of operations for the nine-month period ended September 30, 2003. The amount of revenue reported in discontinued operations was $8,807 for the nine-month period ended September 30, 2003. The amount of pre-tax profit reported in discontinued operations was $833 for the nine-month period ended September 30, 2003 and is equal to the income from discontinued operation, net of income taxes, since the Company did not allocate income tax expense to this business.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE I – Discontinued Operation and Assets Held for Sale – Continued

In January 2004, the Company decided to sell a building and parcel of land at its Burnsville, Minnesota Biomedical manufacturing and office facility, and classified $4,628 for the value of the land and building related to the Burnsville facility as assets held for sale on its unaudited condensed consolidated balance sheet as of March 31, 2004. In June 2004, the Company executed an agreement to sell the Burnsville facility for $4,500. Because the net sales price, estimated to be $4,175 after selling costs, is lower than the carrying value, the assets held for sale have been written down to the net sales price by recording a $453 loss on sale of assets in the second quarter of 2004. The sale closed on October 14, 2004 with no significant differences compared to the initial estimated net selling price. The net proceeds from this sale were used to pay down $880 of debt outstanding under an industrial revenue bond and the balance is available for working capital purposes.

In June 2004, the Company decided to sell a building, parcel of land and manufacturing equipment at its Plaistow, New Hampshire Distribution and Storage manufacturing and office facility. The manufacturing equipment was sold in August 2004 for $1,082 resulting in a gain on sale of assets of $549. In September 2004, the Company executed an agreement to sell the Plaistow land and building for $3,800. Because the net sales price, estimated to be $3,567 after selling costs, is lower that the carrying value the asset has been written down to the net sales price by recording a $386 loss on sale of assets in the third quarter of 2004. The Plaistow facility is classified as held for sale on its unaudited condensed consolidated balance sheet as of September 30, 2004. The sale is not expected to close until the second quarter of 2005. The net proceeds from this sale are expected to be available for working capital purposes.

NOTE J — Employee Benefit Plans

The Company has four defined benefit pension plans covering certain U.S. hourly and salary employees. Two of these plans are frozen and two are active. In October 2004, the Company decided to freeze a third plan effective December 31, 2004. The defined benefit plans provide benefits based primarily on the participants’ years of service and compensation.

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

Due to the U.K. Plan being terminated and an insolvency administrator controlling CHEL and the U.K. Plan, the Company has been unable to obtain any actuarial valuation or plan asset information subsequent to December 31, 2002. As a result, the Company did not record any additional periodic pension cost in 2004 or 2003 related to the U.K. Plan, and continues to have recorded a net pension liability of $2,386 for the U.K. Plan at September 30, 2004. The Company can provide no assurance that claims will not be asserted against the Company for pension or other obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

The following table sets forth the components of net periodic pension cost for the three and nine-month periods ended September 30, 2004 and 2003.

	Reorganized Company		Predecessor Company
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Service cost	$90	$665	$185	$851
Interest cost	452	1,542	329	1,515
Expected return on plan assets	(523)	(1,601)	(260)	(1,197)
Amortization of net gain			94	431
Amortization of prior service cost			18	83
Recognized net actuarial gain	(36)	(36)

Total pension (income) cost	$(17)	$570	$366	$1,683

NOTE K — Operating Segments

The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The Biomedical segment sells medical products, biological storage systems, magnetic resonance imaging (“MRI”) cryostat components and telemetry products. The Distribution and Storage segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The Energy and Chemicals segment sells heat exchangers, cold boxes and liquefied natural gas (“LNG”) alternative fuel systems to

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2004

(Dollars and shares in thousands, except per share amounts)

NOTE K — Operating Segments – Continued

natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases. Due to the nature of the products that each operating segment sells, there are no inter-segment sales.

The Company evaluates performance and allocates resources based on profit or loss from operations before gain (loss) on sale of assets, net interest expense, financing costs amortization expense, derivative contracts valuation (expense) income, foreign currency loss, income taxes and minority interest.

Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Reorganized Company
	Three Months Ended September, 2004
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$18,998	$41,038	$16,344		$76,380
Operating income (loss)(A)(B)(C)(D)	3,789	7,672	2,333	$(4,301)	9,493

	Predecessor Company
	Three Months Ended September 30, 2003
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$17,172	$30,382	$15,678		$63,232
Operating income (loss) (E) (F) (G)	4,712	3,451	1,265	$(2,465)	6,963

	Reorganized Company
	Nine Months Ended September, 2004
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$55,643	$110,409	$53,775		$219,827
Operating income (loss)(A)(B)(C)(D)	11,463	20,411	6,368	$(12,672)	25,570

	Predecessor Company
	Nine Months Ended September 30, 2003
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$51,638	$94,895	$50,484		$197,017
Operating income (loss) (E) (F) (G)	12,381	8,773	(9,463)	$(14,689)	(2,998)

(A)	Biomedical operating income for the three and nine-month periods ended September 30, 2004 includes $210 and $494, respectively, of employee separation and plant closure costs primarily related to the closure of the Company’s Burnsville, Minnesota manufacturing facility.
(B)	Distribution and Storage operating income for the three and nine-month periods ended September 30, 2004 includes $386 and $780, respectively, of employee separation and plant closure costs and $80 for the three and nine-month periods ended September 30, 2004 in inventory valuation charges primarily related to the closure of the Company’s Plaistow, New Hampshire manufacturing facility.
(C)	Energy and Chemicals operating income for the three and nine-month periods ended September 30, 2004 includes $27 and $798, respectively, of employee separation and plant closure costs related primarily to the relocation of employees from the facility in Westborough, Massachusetts, to an office facility in Houston, Texas. Energy and Chemicals operating income for the nine-month period ended September 30, 2004 includes the significant positive impact of a premium-priced expedited heat exchanger order that was recorded, completed and shipped entirely during the first quarter.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2004

(Dollars and shares in thousands, except per share amounts)

(D)	Corporate operating loss for the three and nine-month periods ended September 30, 2004 includes $(5) and $286, respectively, of employee separation and plant closure (income) costs primarily related to headcount reductions and $749 and $1,364, respectively, of stock compensation expense related to the March 19, 2004 issuance of stock options. Corporate operating loss for the nine-month period ended September 30, 2004 includes $435 for compensation expense resulting from the sale of the Company’s common stock to the Company’s Chief Executive Officer at a price below the closing market price of the stock on the date of the sale.
(E)	Distribution and Storage operating income for the three and nine-month period ended September 30, 2003 includes $(1,631) and $(1,246) of employee separation and plant closure (income) costs and $440 for the nine-month period ended September 30, 2003 in inventory valuation charges primarily related to the closure of the Company’s Denver, Colorado, Costa Mesa, California and Columbus, Ohio manufacturing facilities.

(F)	Energy and Chemicals operating income (loss) for the three and nine-month periods ended September 30, 2003 includes $1,014 and $1,540, respectively, of employee separation and plant closure costs primarily related to the closure of the Company’s CHEL manufacturing facility and $13,682 for the nine months ended September 30, 2003 of charges related to the write-off the Company’s net investment in CHEL.

(G)	Corporate operating loss for the three and nine-month periods ended September 30, 2003 includes $392 and $489, respectively, of employee separation and plant closure costs primarily related to headcount reductions and $854 and $6,046, respectively, of professional fees incurred related to the Company’s debt restructuring initiatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nature of Operations

The Company is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and use of industrial gases and hydrocarbons. Headquartered in Cleveland, Ohio, the Company has domestic operations located in seven states and an international presence in Australia, China, the Czech Republic, Germany and the United Kingdom.

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

Under the Reorganization Plan, the Company’s former stockholders were entitled to receive their respective shares of Reorganized Chart common stock, par value $.01 per share (“New Common Stock”), and warrants to purchase New Common Stock (“New Warrants” and together with New Common Stock, “New Equity”) upon surrendering to the Company their stock certificates representing the cancelled Company common stock no later than September 15, 2004 in accordance with written instructions distributed by the Company. The terms of the Reorganization Plan required that any certificates representing cancelled common stock be surrendered by September 15, 2004 and provided that all New Equity held for distribution to the holders of such certificates that were not surrendered by September 15, 2004 be cancelled and of no further force or effect. On September 16, 2004, 1,431 shares of New Common Stock and 1,519 New Warrants were cancelled in accordance with these terms of the Reorganization Plan.

The Company’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of fresh-start accounting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) (“Fresh-Start accounting”). The Company used September 30, 2003 as the date for adopting Fresh-Start accounting in order to coincide with the Company’s normal financial closing for the month of September 2003. Upon adoption of Fresh-Start accounting, a new reporting entity was deemed to be created and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of Fresh-Start accounting (the “Predecessor Company”) for periods ended prior to September 30, 2003 are not necessarily comparable to those of the Reorganized Company. In this Quarterly Report on Form 10-Q, references to the Company’s three and nine-month periods ended September 30, 2003 and all periods ended prior to September 30, 2003 refer to the Predecessor Company.

Overview

Due to the extended periods of time from receipt of customer orders to final completion and shipment of products, particularly in the Energy and Chemicals segment, the Company believes that signed customer orders are a significant indicator of its future financial performance. As a result, the Company measures and internally reports orders on a daily basis in an effort to stay current with market trends and make corresponding timely decisions regarding material purchases, headcount and other operating issues. The Company booked orders of $79.5 million in the third quarter of 2004, compared with $88.3 million in the second quarter of 2004 and $101.1 million in the first quarter of 2004. The Company’s third quarter 2004 orders, although down from the level achieved in the first two quarters of 2004, which included a significant LNG systems order from Bechtel in the first quarter, were particularly strong in the Biomedical and Distribution and Storage segments. The Company expects orders for the fourth quarter of 2004 to be approximately $100 million, which includes a significant order received in October 2004 for $20.4 million in the Energy and Chemicals segment. Management believes that the Company’s strong order performance over the last three quarters is an indicator that the Company’s markets have recovered and are stronger in 2004 than in the past two fiscal years.

The Company’s third quarter 2004 operating results, when compared to the third quarter of 2003, reflect continued market improvements and operating cost reductions in the Company’s Distribution and Storage operating segment, continued strong performance in the Biomedical segment and slightly stronger sales in the Energy and Chemicals segment. Gross profit margin and margin percentage in the third quarter of 2004 increased over the third quarter of 2003, due to improved market pricing and the favorable impact of the Company’s operational restructuring initiatives, particularly in the Distribution and Storage segment.

During the third quarter of 2004, the Company continued its operational restructuring initiatives by completing the closures of its Plaistow, New Hampshire engineered tank manufacturing facility during the third quarter of 2004 and expects to complete the closure of its Burnsville, Minnesota Biomedical manufacturing facility during the first quarter of 2005. The Company is transferring manufacturing operations from these closed facilities to its New Prague, Minnesota and Canton, Georgia manufacturing facilities, respectively. The Company will continue to record employee separation and plant closure costs for the remainder of 2004 and into 2005 as it completes these activities. Management believes these operational restructuring efforts should position the Company for additional improvements in operating performance and enable the Company to better weather future downturns in its markets.

As a result of the operational restructuring activities, the apparent recovery of the markets served by the Energy and Chemicals and Distribution and Storage segments and the Company’s performance over the first nine months of 2004, the Company believes it is well positioned for sales and earnings growth in 2004 in comparison to the very challenging year ended December 31, 2003. Management believes the Company will be able to operate during the remainder of 2004 within the covenant constraints and payment obligations of its current credit agreements, with its efforts directed toward enhancing stockholder value.

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2004 and 2003

The following table sets forth sales, gross profit and gross profit margin for the Company and its three operating segments for the three and nine-month periods ended September 30, 2004 and 2003.

	Reorganized Company		Predecessor Company
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

	(Dollars in thousands)
Sales
Biomedical	$18,998	$55,643	$17,172	$51,638
Distribution and Storage	41,038	110,409	30,382	94,895
Energy and Chemicals	16,344	53,775	15,678	50,484

Total	$76,380	$219,827	$63,232	$197,017

Gross Profit
Biomedical	$6,605	$19,524	$6,253	$17,579
Distribution and Storage	12,261	33,260	7,999	24,112
Energy and Chemicals	4,821	14,870	4,428	14,086

Total	$23,687	$67,654	$18,680	$55,777

Gross Profit Margin
Biomedical	34.8%	35.1%	36.4%	34.0%
Distribution and Storage	29.9%	30.1%	26.3%	25.4%
Energy and Chemicals	29.5%	27.7%	28.2%	27.9%
Total	31.0%	30.8%	29.5%	28.3%

Sales for the third quarter of 2004 were $76.4 million versus $63.2 million for the third quarter of 2003, an increase of $13.2 million, or 20.8 percent. Biomedical segment sales of $19.0 million in the third quarter of 2004 increased $1.8 million, or 10.6 percent, compared with sales of $17.2 million in the third quarter of 2003. Sales of medical and biological storage systems products increased $2.2 million and $0.2 million, respectively, on higher volume, while sales of MRI products decreased $0.6 million compared with the third quarter of 2003 on lower volume to this product line’s one customer. Distribution and Storage segment sales in the third quarter of 2004 increased 35.1 percent to $41.0 million, compared with $30.4 million for the same quarter in 2003. Sales of bulk storage systems increased by $8.6 million and packaged gas systems increased $2.1 million compared with the third quarter of 2003. The Company has continued to increase its product pricing in the Distribution and Storage segment to offset increased materials costs due primarily to steel surcharges. Energy and Chemicals segment sales were $16.3 million in the third quarter of 2004 compared with sales of $15.7 million in the third quarter of 2003, an increase of 4.2 percent. Sales of heat exchangers and LNG alternative fuel systems increased $0.2 million and $1.4 million, respectively due to higher volume.

Sales for the first nine months of 2004 were $219.8 million versus $197.0 million for the first nine months of 2003, an increase of $22.8 million, or 11.6 percent. Biomedical segment sales increased 7.8 percent to $55.6 million in the first nine months of 2004, compared with sales of $51.6 million in the first nine months of 2003. Medical products and biological storage systems sales increased $5.4 million and $0.9 million, respectively, on increased volume while sales of MRI products were down $2.3 million due to lower volume. Distribution and Storage segment sales increased 16.3 percent primarily due to significant market improvement for industrial bulk storage systems, with sales of $110.4 million for the first nine months of 2004, compared with $94.9 million for the same nine-month period in 2003. Energy and Chemicals segment sales increased 6.5 percent, with sales of $53.8 million in the first nine months of 2004 compared with sales of $50.5 million in the first nine months of 2003. Sales of heat exchangers and LNG alternative fuel systems increased $3.0 million and $0.3 million, respectively, due to higher volume.

Gross profit for the third quarter of 2004 was $23.7 million versus $18.7 million for the third quarter of 2003. Gross profit margin for the third quarter of 2004 was 31.0 percent versus 29.5 percent for the third quarter of 2003. Gross profit for the first nine months of 2004 was $67.7 million versus $55.8 million for the first nine months of 2003. Gross profit margin for the first nine months of 2004 was 30.8 percent versus 28.3 percent for the first nine months of 2003. Gross profit and gross profit margin improved for the three and nine-month periods ended September 30, 2004 in the Biomedical segment due to increased volume and in the Distribution and Storage segment primarily due to significantly higher volumes, increases in product pricing and the realization of operational savings from the Company’s manufacturing facility consolidation plan. Gross profit and gross profit margin in the Energy and Chemicals segment stayed relatively flat.

Selling, general and administrative (“SG&A”) expense for the third quarter of 2004 was $13.6 million versus $11.9 million for the third quarter of 2003. As a percentage of sales, SG&A expense was 17.8 percent for the third quarter of 2004 versus 18.8 percent for the third quarter of 2003. The Company recorded $0.7 million, or 1.0 percent of sales, of SG&A expense in the third quarter of 2004 for compensation expense related to the new stock options issued on March 19, 2004. The Company recorded $0.9 million, or 1.4 percent of sales, of SG&A expense in the third quarter of 2003 for fees paid to professional advisors related to the Company’s successful efforts to restructure its senior debt and exit from bankruptcy. The increase in SG&A expense for the third quarter of 2004 was a result of higher amortization costs caused by the revaluation of intangible assets as part of Fresh-Start Accounting procedures and an increase in incentive performance costs due to the Company’s improved performance in 2004.

SG&A expense for the first nine months of 2004 was $39.7 million versus $44.2 million for the first nine months of 2003. As a percentage of sales, SG&A expense was 18.0 percent for the first nine months of 2004 versus 22.4 percent for the first nine months of 2003. The Company recorded $1.8 million, or 0.8 percent of sales, of SG&A expense in the first nine months of 2004 for compensation expense resulting from the sale of 28,797 shares of the Company’s common stock to its Chief Executive Officer at a price below the closing market price on the date of sale and the issuance of new stock options to certain key employees. The Company recorded $6.0 million, or 3.1 percent of sales, of SG&A expense in the first nine months of 2003 for fees paid to professional advisors related to the Company’s successful efforts to restructure its senior debt. The decrease in SG&A expense for the nine-month period ended September 30, 2004 was a result of operational savings due to the Company’s restructuring efforts.

During 2003 and into 2004, the Company continued its manufacturing facility reduction plan and engaged restructuring consultants to assist in the selection of other facilities to close and the implementation of these closure activities. These actions resulted in the September 2003 closure of the Company’s Energy and Chemicals segment sales and engineering office in Westborough, Massachusetts and the announcements in December 2003 and January 2004 of the closure of the Company’s Distribution and Storage segment manufacturing facility in Plaistow, New Hampshire and the Biomedical segment manufacturing and office facility in Burnsville, Minnesota, respectively. In each of these facility closures, the Company is not exiting the product lines manufactured at those sites, but is moving manufacturing to other facilities with available capacity, most notably New Prague, Minnesota for engineered tank production and Canton, Georgia for medical production. The Plaistow facility closure was completed in the third quarter of 2004. The Company expects to incur capital expenditures in 2004 of approximately $1.5 million for improvements and additions to the Canton, Georgia facility, and expects to substantially complete the closure of the Burnsville facility in the first quarter of 2005. These facility closures are expected to result in an additional $0.4 million of employee separation and plant closure costs in the fourth quarter of 2004, and should better position these segments going forward.

During the three and nine-month periods ended September 30, 2004, the Company recorded $0.6 million and $2.4 million, respectively, of employee separation and plant closure costs, primarily related to the closure of the Plaistow, New Hampshire and Burnsville, Minnesota facilities and the final steps in the transition of employees out of the closed Westborough, Massachusetts engineering office. In July 2004, the Company entered into an agreement to sell its Burnsville, Minnesota facility for gross proceeds of $4.5 million and the sale was completed in October, 2004. The land and building related to the Burnsville facility are included in assets held for sale in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2004. The proceeds of this sale were used to pay down $0.9 million of debt outstanding under an industrial revenue bond in the third quarter and the balance is available for working capital purposes. During the three and nine-month periods ended September 30, 2004, the Company recorded a $0.5 million loss on the sale of assets related to adjusting the Burnsville, Minnesota land and buildings to fair value less costs to sell based upon the executed sales agreement. In April 2004, the Company sold for $0.6 million cash proceeds a vacant building and a parcel of land at its New Prague facility that was classified as held for sale in the Company’s condensed consolidated balance sheet as of December 31, 2003 included in this Quarterly Report on Form 10-Q. In August 2004, the Company sold for $1.1 million cash proceeds equipment at its Plaistow facility resulting in a $0.6 million gain on the sale of assets. The Company entered into an agreement to sell the Plaistow land and building for gross proceeds of $3.6 million and expects to complete the sale in the second quarter of 2005. The Company recorded a $0.4 million loss on the sale of assets related to adjusting the Plaistow land and building to fair value less cost to sell based upon the executed agreement. The land and building related to the Plaistow facility are included in assets held for sale on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2004. The proceeds from this sale are expected to be available for working capital purposes.

During the third quarter and first nine months of 2003, the Company recorded $(0.1) million and $0.9 million, respectively, of employee separation and plant closure costs primarily related to the final steps of the closures of its Wolverhampton, U.K. heat exchanger manufacturing facility and its Columbus, Ohio Distribution and Storage manufacturing facility. The Company recorded a $3.6 million and $4.8 million gain on the sale of assets in the third quarter and first nine-months of 2003, respectively, related to the sale of various fixed assets of the closed Columbus, Ohio facility and the sale of certain assets and liabilities of its former Greenville Tube, LLC stainless steel tubing business.

The Company recorded $0.05 million of equity loss in its Coastal Fabrication joint venture (“Coastal Fabrication”) in the first nine months of 2004 compared with $0.04 million and $0.0 million of equity income for the three and nine-month month period ended September 30, 2003, respectively. On February 27, 2004, Coastal Fabrication executed an agreement to redeem the joint venture partner’s 50 percent equity interest of $0.29 million for cash consideration of $0.25 million and the possibility of additional consideration being paid based upon the number of direct labor manufacturing hours performed at the Company’s New Iberia, Louisiana facility during 2004 and 2005. The $0.04 million difference between the cash consideration paid and the value of the 50 percent equity interest was recorded by Coastal Fabrication as a reduction of certain fixed assets. As a result of the elimination of the joint venture partner and the assumption of 100 percent of control by the Company, the Company has consolidated the operating results of Coastal Fabrication subsequent to February 27, 2004.

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

As of September 30, 2004, the Company is unable to determine the final financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. Additionally, the Company can provide no assurance that claims will not be asserted against the Company for obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

Net interest expense for the third quarter and first nine months of 2004 was $1.1 million and $3.6 million, respectively, versus $0.8 million and $9.9 million, respectively, for the third quarter and first nine months of 2003, reflecting the Company’s decreased leverage position that resulted from the bankruptcy reorganization and repayment of debt. The Company’s one remaining interest rate collar covering $20.4 million of the senior term loan outstanding at September 30, 2004 expires in March 2006. The Company recorded $0.08 million and $0.01 million of derivative contracts valuation expense in the third quarter and first nine months of 2004 compared with $0.02 million of derivative contracts valuation income and $0.39 million of derivative contracts valuation expense in the third quarter and first nine months of 2003, respectively, related to marking the fair value of the collar to market on a quarterly basis.

Income tax expense of $1.3 million and $6.4 million in the third quarter and first nine months of 2004, respectively, represents taxes on both domestic and foreign earnings at an estimated annual effective income tax rate of 36 percent. Income tax expense of $1.5 million and $3.0 million in the third quarter and first nine months of 2003, respectively, represents taxes on earnings of foreign subsidiaries. The Company’s income tax expense for the three and nine-month periods ended September 30, 2004 includes a tax benefit of $1.3 million, representing the recognition of deferred tax assets related to certain tax elections made in the third quarter of 2004, items associated with the finalization of the 2003 corporate tax return filed in September 2004 and the reversal of certain income tax accruals determined to not be required based upon events occurring in the third quarter of 2004

As a result of the foregoing, the Company reported net income for the third quarter of 2004 of $6.9 million, or $1.24 per diluted share, versus net income of $13.7 million, or $0.51 per diluted share, for the third quarter of 2003. The Company reported net income for the first nine months of 2004 of $15.2 million, or $2.78 per diluted share, versus a net loss of $7.1 million, or $0.27 per diluted share, for the first nine months of 2003.

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

At September 30, 2004, the Company had borrowings outstanding of $86.9 million under the term loan portion of the Credit Facility and letters of credit outstanding and bank guarantees totaling $20.7 million supported by the revolving credit line portion of the Credit Facility.

Sources and Use of Cash: Cash provided by operations in the first nine months of 2004 was $28.7 million compared with $19.5 million provided in the first nine months of 2003. The Company’s successful reorganization under the Bankruptcy Code enabled it to return to normal payment terms with most of its vendors, rather than the cash on delivery and other accelerated payment terms the Company was required to use in 2003, and allowed the Company to request and receive favorable progress billing terms on many large projects. Additional efforts to improve the timeliness of accounts receivable cash collections on an increased level of sales, combined with the improved operations of the Company, contributed to the positive cash flow and cash provided by working capital improvements that occurred in the first nine months of 2004. Management believes the Company will continue to generate sufficient positive cash flow to fund operations, capital expenditures and working capital requirements throughout 2004 without utilizing the revolving loan portion of its domestic Credit Facility.

Capital expenditures in the first nine months of 2004 were $5.5 million compared with $1.9 million in the first nine months of 2003. The Company limited its capital expenditures in 2003 to maintenance level in order to conserve cash. The Company expects capital expenditures in 2004 to be in the range of $8.0 million to $10.0 million as the Company begins to reinvest in its remaining facilities, expand the Canton, Georgia facility to accommodate the transfer of Biomedical manufacturing to that facility and significantly expand the Company’s operations in China.

The Company received cash proceeds on the sale of assets of $1.8 million in the first nine months of 2004 compared with $16.1 million in the first nine months of 2003. The cash proceeds received in 2004 include $0.6 million from the sale of a vacant building and parcel of land at the New Prague, Minnesota facility, $1.1 million from the sale of equipment at the Plaistow, New Hampshire facility and $0.1 million from the sale of equipment at the Denver, Colorado facility. The cash proceeds received in 2003 include $13.6 million from the sale of certain assets and liabilities of the former Greenville Tube LLC stainless steel tubing business and $2.5 million from the sale of assets related to the closure of the Columbus, Ohio and Costa Mesa, California facilities. In October 2004, the Company received additional proceeds of $4.5 million in the fourth quarter of 2004 from the sale of its Burnsville, Minnesota facility.

In the first nine months of 2004, the Company used $1.9 million of cash for its debt restructuring initiatives, compared with $12.6 million used in the first nine months of 2003. The payments made in the first nine months of 2004 include approximately $1.2 million in bankruptcy related fees to various professional service providers that the Company was required to delay until January 2004, when their fee applications were approved by the U.S. Bankruptcy Court. Other than these payments, the Company does not expect to use a significant amount of cash for debt restructuring initiatives in 2004.

Due to the significant amount of cash provided by operating activities in 2004, and management’s belief that cash forecasted to be generated by operations and the ability to borrow cash, if necessary, under the revolving credit portion of the Credit Facility, would be sufficient to satisfy its working capital, capital expenditure, restructuring and debt related cash requirements for 2004, on April 30, 2004 and September 27, 2004, the Company made voluntary prepayments of $10 million and $12 million, respectively, on the term loan portion of its Credit Facility. The prepayment reduced all future scheduled quarterly amortization payments on a pro-rata basis. These prepayments follow an additional voluntary $10.0 million prepayment made in December 2003.

Cash Requirements: The Company does not anticipate any unusual cash requirements for working capital needs in 2004. In order to complete its operational restructuring activities, particularly the closures of the Plaistow, New Hampshire and Burnsville, Minnesota facilities, the Company forecasts that it will use approximately $0.4 million of cash, in addition to the capital expenditure requirements discussed above, for one-time employee termination benefits, contract termination costs and other associated facility closure costs during the remaining three months of 2004. Based upon current actuarial estimates, the Company also expects to contribute approximately $0.2 million in cash to its four defined benefit pension plans to meet ERISA minimum funding requirements during the remaining three months of 2004.

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

Orders and Backlog

The following table sets forth orders by segment for the three-month periods ended September 30, 2004 and June 30, 2004 and backlog by segment as of September 30, 2004 and June 30, 2004:

	Three Months Ended,
	September 30, 2004	June 30, 2004
Orders
Biomedical	$19,443	$22,405
Distribution and Storage	42,708	41,318
Energy and Chemicals	17,379	24,559

Total	$79,530	$88,282

Backlog
Biomedical	$3,181	$3,577
Distribution and Storage	39,198	38,916
Energy and Chemicals	50,045	49,028

Total	$92,424	$91,521

The Company considers orders to be those for which the Company has received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. The Company’s consolidated orders for the third quarter of 2004 totaled $79.5 million, compared with orders of $88.3 million for the second quarter of 2004. The Company’s consolidated firm order backlog at September 30, 2004 was $92.4 million, compared with $91.5 million at June 30, 2004. Backlog can be significantly affected by the timing of orders for large products, particularly in the Energy and Chemicals segment, and the amount of backlog at September 30, 2004 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales.

Biomedical orders for the third quarter of 2004 totaled $19.4 million, compared with $22.4 million for the second quarter of 2004. Biomedical backlog totaled $3.2 million at September 30, 2004, compared with $3.6 million of backlog at June 30, 2004. Orders for medical and bio-medical products decreased $3.2 million due to lower demand, particularly the international customers, and orders for MRI components increased $0.2 million.

Distribution and Storage orders for the third quarter of 2004 totaled $42.7 million, compared with $41.3 million for the second quarter of 2004. Distribution and Storage backlog totaled $39.2 million at September 30, 2004, compared with $38.9 million of backlog at June 30, 2004. Orders for bulk storage systems and packaged gas systems increased $1.2 million and $0.2 million, respectively, from the second quarter.

Energy and Chemicals orders for the third quarter of 2004 totaled $17.4 million, compared with $24.6 million in the second quarter of 2004. Energy and Chemicals backlog totaled $50.0 million at September 30, 2004, compared with $49.0 million of backlog at June 30, 2004. Orders for heat exchangers decreased $1.1 million in the third quarter, however, orders are still strong in 2004 primarily due to improvements in the market and higher customer confidence resulting from the Company’s emergence from Chapter 11 reorganization. In October 2004, the Company received a significant heat exchangers order for $20.4 million. LNG systems experienced a decrease of $6.1 million in orders primarily resulting from lower demand for LNG Fueling and Storage Stations.

Application of Critical Accounting Policies

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s 2003 Annual Report on Form 10-K, filed on March 30, 2004, in Note A of the Notes to the Consolidated Financial Statements and under the caption “Critical Accounting Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts and inventory valuation reserves, goodwill and indefinite lived intangibles, environmental remediation obligations, product warranty costs, debt covenants, pensions and deferred tax assets.

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

The Company’s primary interest rate risk exposure results from the Credit Facility’s various floating rate pricing mechanisms. The Predecessor Company’s senior debt credit facility required the Company to enter into two interest rate derivative contracts (collars) in March 1999 to manage interest rate risk exposure. One of these collars continues to be outstanding after the bankruptcy and expires in March 2006. The fair value of the contract related to the interest rate collar outstanding at September 30, 2004 is a liability of $0.5 million. If interest rates were to increase 200 basis points (2 percent) from September 30, 2004 rates, and assuming no changes in debt from the September 30, 2004 levels, the additional annual expense would be approximately $1.7 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound, the Czech Koruna and the Euro. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign exchange forward contracts at September 30, 2004, the result would be a loss in fair value of approximately $0.3 million.

Item 4. Controls and Procedures

As of September 30, 2004 an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

On July 8, 2003, the Company and all of its then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries were included in the filing in the Bankruptcy Court. On September 15, 2003, the Company (as reorganized, the “Reorganized Company”) and all of its majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003 (the “Reorganization Plan”), which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Under the Reorganization Plan, the Company’s senior debt of $255.7 million and related interest and fees of $1.9 million were converted into a $120.0 million secured term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the Reorganized Company, and the Company’s $40.0 million secured debtor-in-possession financing facility was amended and restated as a $40.0 million post-bankruptcy secured revolving credit facility. In addition, on September 15, 2003, all of the Company’s common stock, warrants, options and other rights to acquire the Company’s common stock were cancelled, and the Company’s former stockholders received five percent of the initial equity of the Reorganized Company and the opportunity to acquire up to an additional five percent of equity through the exercise of new warrants. Further information concerning the Company’s Chapter 11 reorganization is set forth in the Reorganization Plan and the related Confirmation Order of the Bankruptcy Court, which were filed as exhibits to the Company’s Current Reports on Form 8-K and Form 8-K/A, each dated September 4, 2003. The Company continues to resolve a number of proofs of claim asserted in the bankruptcy proceedings, including a finder’s fee claim asserted in the amount of $2.3 million by a former significant stockholder of the Company, against which the Company intends to defend vigorously. The Company has moved for summary judgment with regard to the finder’s fee claim. The Bankruptcy Court has stayed discovery on the finder’s fee claim pending its consideration of the Company’s summary judgment motion.

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

Item 2. Unregistered Sales of Equity Securities

During the quarterly period ended September 30, 2004, the Company issued an aggregate of 5,378 shares of New Common Stock upon the exercise of New Warrants. The New Warrants may be exercised by either paying a cash exercise price of $32.97 per share, which is subject to adjustments under the Warrant Agreement, dated September 15, 2003, between the Company and National City Bank, as warrant agent (the “Warrant Agreement”), or by utilizing the cashless exercise feature provided in the Warrant Agreement. The table below provides additional detail regarding issuance of New Common Stock upon the exercise of New Warrants during the quarterly period ended September 30, 2004:

Date of Exercise	New Warrants Exercised	Methods of Exercise	Shares of New Common Stock Issued
July 15	2	Cash	2
August 12	26,390	Cashless	5,323
September 29	53	Cash	53
Total	26,445		5,378

The issuance of the 5,378 shares of New Common Stock upon the exercise of New Warrants was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 1145(a) of the U.S. Bankruptcy Code, on the basis that the New Common Stock was offered and sold upon the exercise of warrants that were offered and sold under a plan of a debtor in exchange for an interest in the debtor.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

See the Exhibit Index on page 30 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date: November 12, 2004	/s/ Michael F. Biehl
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