Form 10-K
period 2004-12-31
CHART INDUSTRIES INC
filed 2005-03-30
CIK 892553

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock of the registrant held by non-affiliates was $18,029,149 (based upon the average closing bid and closing asked price of $31.83 per share of the registrant’s common stock on the OTC Bulletin Board on June 30, 2004). For the purpose of this disclosure, the registrant considers 4,787,708 shares of Common Stock to be held by affiliates as of June 30, 2004.

As of March 15, 2005, the registrant had 5,359,013 shares of Common Stock outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders planned to be held on May 25, 2005 are incorporated by reference into Part III of this Form 10-K.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2004.

Forward-Looking Statements

Chart Industries, Inc. (the “Company” or “Chart”) is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations) or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others (including those described in Item 7 below under “Certain Factors that May Affect Future Results and Financial Condition”), could affect its future performance and the liquidity of the Company’s equity securities and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company:

•	general economic, political, business and market conditions and foreign currency fluctuations

•	competition

•	decreases in spending by the Company’s industrial customers or the failure of the Company’s industrial customers to make anticipated increases in spending

•	the loss of a major customer or customers

•	the effectiveness of operational changes expected to increase efficiency and productivity

•	the ability of the Company to manage its fixed-price contract exposure

•	the ability of the Company to pass on increases in raw material prices

•	the Company’s relations with its employees

•	litigation and disputes involving the Company, including the extent of product liability, pension and severance claims asserted against the Company

•	variability in the Company’s operating results

•	the ability of the Company to attract and retain key personnel

•	the costs of compliance with environmental matters and responding to potential environmental liabilities

•	the ability of the Company to protect its proprietary information

•	the ability of the Company to sell certain assets and make acquisitions on acceptable terms, including the ability to close asset sales currently under contract and successfully integrate any acquired companies

•	the ability of the Company to successfully realize operational restructuring savings and execute operational restructuring initiatives without unanticipated costs

•	the ability of the Company to satisfy covenants under its senior term loan and revolving credit facility, pay down its debt and maintain sufficient liquidity under its revolving credit facility

•	the insolvency of the Company’s Wolverhampton, United Kingdom manufacturing facility, operated by Chart Heat Exchangers Limited (“CHEL”) and CHEL’s administration proceedings in the United Kingdom, including the potential liability of the Company with respect to CHEL’s obligations

•	the threat of terrorism and the impact of responses to that threat

•	the Company’s funding requirements in connection with its defined benefit plans’ unfunded pension liability

PART I

Item 1. Business

General

The Company was organized in June 1992 as a Delaware corporation to serve as a holding company for the operations described herein. As used herein, the terms “Company” or “Chart” mean Chart Industries, Inc., its subsidiaries and its predecessors, unless the context otherwise indicates. The Company’s executive offices are currently located at 5885 Landerbrook Drive, Suite 205, Cleveland, Ohio 44124. Effective April 15, 2005, the Company’s executive offices will be relocated to One Infinity Corporate Centre Drive, Suite 300, Garfield Heights, Ohio 44125. The Company’s telephone number is (440) 753-1490.

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

Segments and Products

The Company’s operations are organized within three segments: Biomedical, Distribution and Storage and Energy and Chemicals. Further information about these segments is located in Note M to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Biomedical Segment

The Biomedical segment, which accounted for 24 percent of the Company’s sales in 2004, consists of various product lines built around the Company’s core competencies in cryogenics but with a focus on the medical and biological end users of the liquids and gases instead of the large producers and distributors of cryogenic liquids. The Company’s products in the Biomedical segment include the following:

Medical Products

The medical oxygen product line is comprised of a limited range of medical respiratory products, including liquid oxygen systems and ambulatory oxygen systems, both of which are used for the in-home supplemental oxygen treatment of patients with chronic obstructive pulmonary diseases, such as bronchitis, emphysema and asthma.

Individuals for whom supplemental oxygen is prescribed generally receive an oxygen system from a home healthcare provider or medical equipment dealer. The provider/dealer or physician usually selects which type of oxygen system to recommend to its customers: liquid oxygen systems, oxygen concentrators or high-pressure oxygen cylinders. Of these modalities, physicians generally believe that liquid oxygen offers greater long-term therapeutic benefits by providing the option of increased patient ambulation.

The Company’s primary competitor in the medical products line is Puritan-Bennett, a division of Tyco International, Ltd. The Company believes that competition for liquid oxygen systems is based primarily upon product performance, reliability, ease-of-service and price, and focuses its marketing strategies on these considerations.

Biological Storage Systems

This product line consists of vacuum-insulated containment vessels for the storage of biological materials. The primary markets for this product line include medical laboratories, biotech/pharmaceutical, research facilities, blood and tissue banks, veterinary laboratories, large-scale repositories and artificial insemination, particularly in the beef and dairy industry.

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

Distribution and Storage Segment

Through its Distribution and Storage segment, which accounted for 53 percent of the Company’s sales in 2004, the Company is a leading supplier of cryogenic equipment to the global bulk and packaged industrial gas markets. Demand for the products supplied by this segment is driven primarily by the significant installed base of users of cryogenic liquids as well as new applications and distribution technologies for cryogenic liquids. The Company’s products span the entire spectrum of the industrial gas market from small customers requiring cryogenic packaged gases to large users requiring custom engineered cryogenic storage systems. The Company’s products in the Distribution and Storage segment include the following:

Cryogenic Bulk Storage Systems

The Company is a leading supplier of cryogenic bulk storage systems of various sizes ranging from 500 gallons to 100,000 gallons. Using sophisticated vacuum insulation systems placed between inner and outer vessels, these bulk storage systems are able to store and transport liquefied industrial gases and hydrocarbon gases at temperatures from -100° Fahrenheit to temperatures nearing absolute zero. End use customers for the Company’s cryogenic storage tanks include industrial gas producers, chemical producers, manufacturers of electrical components and businesses in the oil and natural gas industries. Prices for the Company’s cryogenic bulk storage systems range from $20,000 to $500,000. Global industrial gas producers, including Air Liquide, Air Products and BOC, are significant customers for the Company’s cryogenic bulk storage systems. Additionally, in the North American market industrial gas distributors such as Airgas are large customers. On a worldwide basis, the Company competes primarily with Taylor-Wharton, a Harsco Company, in this product area. In the European and Asian markets, the Company competes with several suppliers owned by global industrial gas producers.

Cryogenic Packaged Gas Systems

The Company is a leading supplier of cryogenic packaged gas systems of various sizes ranging from 160 liters to 2,000 liters. Cryogenic liquid cylinders are used extensively in the packaged gas industry to allow smaller quantities of liquid to be easily delivered to the customers of the industrial gas distributors on a full-for-empty or fill on site basis. Principal customers for the Company’s liquid cylinders are the same global industrial gas producers as the North American industrial gas distributors who purchase the Company’s cryogenic bulk storage systems. The Company competes on a worldwide basis primarily with Harsco in this product area. The Company has developed two technologies in the packaged gas product area: ORCA Micro-Bulk systems and Tri-fecta® Laser Gas assist systems. ORCA Micro-Bulk systems bring the ease of use and distribution economics of bulk gas supply to customers formerly supplied by high pressure or cryogenic liquid cylinders. The ORCA Micro-Bulk system is the substantial market leader in this growing product line. The Tri-fecta® Laser Gas assist system was developed to meet the “assist gas” performance requirements for new high powered lasers being used in the metal fabrication industry.

Cryogenic Systems and Components

The Company’s line of cryogenic components, including vacuum-insulated pipe, engineered bulk gas installations and specialty liquid nitrogen end-use equipment are recognized in the market for their reliability, quality and performance. These products are sold to industrial gas producers, as well as to a diverse group of distributors, resellers and end users. The Company competes with a number of suppliers of cryogenic systems and components, including Acme Cryogenics, Vacuum Barrier Corporation and others.

Beverage Liquid CO2 Systems

This product line consists primarily of vacuum-insulated, bulk liquid CO2 containers used for beverage carbonation in restaurants, convenience stores and cinemas, in sizes ranging from 100 pounds to 750 pounds of liquid CO2 storage. The Company also manufactures and markets non-insulated, bulk fountain syrup containers for side-by-side installation with its CO2 systems. The Company’s beverage systems are sold to national restaurant chains, soft drink companies and CO2 distributors. The Company’s primary competitors for its bulk liquid CO2 beverage delivery systems are Taylor-Wharton and other producers of high-pressure gaseous CO2 cylinders.

In March 2005, the Company discontinued marketing cryogenic and non-cryogenic nitrogen dispensing systems for use in conjunction with the Company’s beverage liquid CO2 systems for the dispensing of draught beer.

Cryogenic Services

The Company operates three locations providing installation, service and maintenance of cryogenic products including storage tanks, liquid cylinders, cryogenic trailers, cryogenic pumps and vacuum-insulated pipe.

Energy and Chemicals Segment

The Company’s principal products within the Energy and Chemicals segment, which accounted for 23 percent of sales in 2004, are focused on process equipment, primarily heat exchangers and liquefied natural gas (“LNG”) systems, which include cold boxes and LNG vacuum-insulated pipe, used by major natural gas, petrochemical processing and industrial gas companies in the production of their products. The Company’s products in the Energy and Chemicals segment include the following:

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

The heat exchangers market has seen significant demand improvement in 2004, resulting primarily from increased activity in the industrial gas market as well as the LNG and natural gas segments of the hydrocarbon processing market. In the future, management believes that continuing efforts by petroleum producing countries to better utilize stranded natural gas and previously flared gases, as well as efforts to broaden their industrial base, present a promising source of demand for the Company’s heat exchangers and cold box systems. Demand for heat exchangers in developed countries is expected to continue as firms upgrade their facilities for greater efficiency and regulatory compliance. Historic demand for heat exchangers has cycled to very low levels and typically recovered to new peak requirements.

The Company’s principal competitors for heat exchangers are Linde, Sumitomo, Kobe and Nordon. Management believes that the Company is the only producer of large brazed aluminum heat exchangers in the United States and is the leader in the global heat exchanger market. Major customers for the Company’s heat exchangers in the industrial gas market include Air Liquide, Air Products and Praxair. In the hydrocarbon processing market, major customers include BP Amoco, Exxon/Mobil, Chevron/Texaco, Conoco/Phillips and contractors such as JGC, Bechtel and KBR.

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

The Company has a number of competitors for fabrication of cold boxes, including Linde, Air Products and many smaller fabrication-only facilities around the world. Principal customers for the Company’s cold boxes include Air Liquide, ABB Lummus, BP Amoco, Bechtel, Lurgi, Stone and Webster, and KBR.

LNG Vacuum Insulated Pipe

This product line consists of vacuum-insulated pipe used for LNG transportation (“LNG VIP”) within both export and import terminals. This is a new and growing market as new LNG infrastructure is added around the world. LNG VIP is fabricated to order with projects varying in size from $500,000 to $25 million. In general, the Company’s customers are the major contractors such as Technip and Bechtel. LNG VIP competes directly with mechanically insulated pipe which takes longer to install and requires higher maintenance over its life.

Market Overview

The Company is committed to being the preferred global supplier of standard and engineered equipment required throughout the cryogenic liquid supply chain. This liquid supply chain spans all the major market steps and includes cryogenic liquid production, purification, distribution, storage and many end-user applications where cryogenic liquids are finally converted into the desired gases. To achieve this goal, the Company serves a wide variety of markets including industrial gas, hydrocarbon processing, alternative transportation fuels, home healthcare and biomedical research.

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

The hydrocarbon processing market consists of petrochemical and natural gas processors. Natural gas processing involves the separation and purification of natural gas for the production of liquid gas end products such as methane, ethane, propane and butane, and by-products such as helium, all of which have numerous commercial and industrial applications. In the petrochemical industry, cryogenic separation and purification processes are required to produce ethylene (the basic building block of plastics), propylene and numerous other primary hydrocarbons having industrial uses. Like the industrial gas market, the hydrocarbon processing market uses many of the products from the Company’s cryogenic categories in the gas separation and purification processes and the subsequent storage and distribution of liquid gases. Major customers for the Company’s products in the hydrocarbon processing markets are large multinational firms in the oil and gas industry, and large engineering and construction firms.

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

Management believes that global expansion of the markets that the Company serves provides an attractive opportunity for growth. Prior to 2003, the sources of the Company’s international business principally had been its large domestic-based customers, who aggressively expanded into international markets, and large foreign-based companies with significant U.S. operations. This trend continued in 2003 and 2004, but the Company’s international operations in Australia, China, Czech Republic, Germany and the United Kingdom also experienced increases in their local markets as they expanded to include customers that are principally foreign-based. This overall growth in international markets is due to several factors, including rapid growth in the use of industrial gases in developing countries, particularly in Asia, the use of LNG as an alternative vehicle fuel and power-generating feedstock, the migration from high-pressure cylinders to liquid cylinders and the use of telemetry to improve distribution logistics. This growth has led to an overall increase in the percentage of the Company’s international sales, which were 52 percent in 2004, compared with 49 percent in 2003 and 33 percent in 2002. Further information about the Company’s international business, including deferred taxes and long-lived assets, is located in Notes A, G and M to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which are incorporated herein by reference.

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

Marketing

The Company markets its products and services throughout the world primarily through direct sales personnel and through independent sales representatives and distributors. The technical and custom design nature of the Company’s products requires a professional, highly trained sales force. While each salesperson and sales representative is expected to develop a highly specialized knowledge of one product or group of products within a segment of the Company, each salesperson and certain sales representatives are able to sell many products from different segments to a single customer. The Company uses independent sales representatives and distributors to market its products and services in certain foreign countries that the Company serves and in certain North American markets. These independent sales representatives supplement the Company’s direct sales force in dealing with language and cultural matters. The Company’s domestic and foreign independent sales representatives earn commissions on sales, which vary by product type.

Backlog

The dollar amount of the Company’s backlog at December 31, 2004 and 2003 was $129.3 million and $49.6 million, respectively. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. 86 percent of the Company’s December 31, 2004 backlog is scheduled to be recognized as sales during 2005. Backlog can be significantly affected by the timing of orders for large products, particularly in the Energy and Chemicals segment, and the amount of backlog at December 31, 2004 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Further information about the Company’s backlog, including backlog by segment, is located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Customers

The Company sells its products to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing industries in countries throughout the world. While no single customer exceeded 10 percent of consolidated sales in 2004, 2003 or 2002, sales to the Company’s top ten customers accounted for 45 percent, 43 percent and 41 percent of consolidated sales in 2004, 2003 and 2002, respectively. The Company’s sales to particular customers fluctuate from period to period, but the gas producer customers of the Company’s Energy and Chemicals segment tend to be a consistently large source of revenue for the Company. To minimize credit risk from trade receivables, the Company reviews the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitors the financial condition of customers to help ensure timely collections and to minimize losses. Additionally, for certain domestic and foreign customers, particularly in the Energy and Chemicals segment, the Company requires advance payments, letters of credit and other such guarantees of payment. Certain customers also require the Company to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order. The Company believes its relationships with its customers generally have been good since the reorganization under Chapter 11 of the U.S. Bankruptcy Code.

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

Commodity metals used by the Company have experienced significant upward fluctuations in price. The Company has generally been able to recover the costs of price increases through its contracts with customers. The Company foresees no acute shortages of any raw materials that would have a material adverse effect on its operations.

Employees

As of December 31, 2004, the Company had 1,770 employees, including 1,189 domestic employees and 581 international employees. These employees consisted of 476 salaried, 447 union hourly and 847 non-union hourly employees. The salaried employees included 91 engineers and draft-persons and 385 other professional, technical and clerical personnel.

The Company is a party to two collective bargaining agreements through its operating subsidiaries. The agreement with the International Association of Machinists and Aerospace Workers covering 245 employees at the Company’s La Crosse, Wisconsin heat exchanger facility expires February 3, 2007. The agreement with the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers at the Company’s Plaistow, New Hampshire facility entered into a final settlement and termination of bargaining relationship agreement in 2004 related to the closure of this facility. The agreement with the United Steel Workers covering 202 employees at the Company’s New Prague, Minnesota facility expires January 15, 2006. Since the acquisition of each of its operating units, the Company has not had any work stoppages or strikes. The Company believes its relationships with its employees are generally good.

Environmental Matters

The Company’s operations have historically and currently include the handling and use of substances, such as various cleaning fluids used to remove grease from metal, that are subject to federal, state and local environmental laws and regulations. These regulations impose limitations on the discharge of pollutants into the soil, air and water, and establish standards for their handling, management, use, storage and disposal. The Company monitors and reviews its procedures and policies for compliance with environmental laws and regulations. The Company’s management is familiar with these regulations, and supports an ongoing program to maintain the Company’s adherence to required standards.

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

Item 2. Properties

The Company occupies 26 principal facilities totaling approximately 1.7 million square feet, with the majority devoted to manufacturing, assembly and storage. Of these manufacturing facilities, approximately 1.5 million square feet are owned and 0.2 million square feet are occupied under operating leases. The Company considers its manufacturing facilities sufficient to meet its current and planned operational needs. The Company leases approximately 17,300 square feet for part of its Corporate offices in Cleveland, Ohio and Burnsville, Minnesota. The Company’s owned facilities in the United States are subject to mortgages securing the Company’s senior term loan and revolving credit facilities.

As further described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Notes D & H to the Company’s consolidated financial statements included in Items 7 and 8, respectively, of this Annual Report on Form 10-K, which are incorporated herein by reference, as a result of its operational restructuring activities, the Company closed its Distribution & Storage manufacturing facility in Plaistow, New Hampshire in the third quarter of 2004 and has closed its Biomedical segment manufacturing and office facility in Burnsville, Minnesota in the first quarter of 2005. The Company sold its Burnsville, Minnesota manufacturing and office facility in the fourth quarter of 2004. In September 2004, the Company entered into an agreement to sell the Plaistow, New Hampshire manufacturing facility and is pursuing the completion of this sale in 2005. The proceeds of these sales have been and are expected to be available for working capital purposes.

The following table sets forth certain information about facilities occupied by the Company as of March 2005:

Location	Segment	Sq. Ft.	Ownership	Use
Burnsville, Minnesota	Biomedical	4,400	Leased	Manufacturing/Warehouse
Marietta, Georgia	Biomedical	11,100	Leased	Office
Canton, Georgia	Biomedical/Distribution & Storage	7,500	Leased	Warehouse
Denver, Colorado	Biomedical	109,000	Owned	Manufacturing/Office
Middlesex, United Kingdom	Biomedical	8,000	Leased	Office/Warehouse
Middlesex, United Kingdom	BioMedical	7,500	Leased	Warehouse
Yennora, Australia	Biomedical	7,000	Leased	Office/Warehouse
Canton, Georgia	Biomedical/Distribution & Storage	154,000	Owned	Manufacturing/Office
Houston, Texas	Distribution & Storage	22,000	Owned	Manufacturing
Holly Springs, Georgia	Distribution & Storage	6,000	Leased	Manufacturing
New Prague, Minnesota New Prague, Minnesota New Prague, Minnesota New Prague, Minnesota Plaistow, New Hampshire	Distribution & Storage Distribution & Storage Distribution & Storage Distribution & Storage Distribution & Storage	200,000 15,000 6,000 16,000 164,400	Owned Owned Owned Owned Owned	Manufacturing Manufacturing Manufacturing Office Manufacturing/Office
Decin, Czech Republic	Distribution & Storage	564,000	Owned	Manufacturing/Office
Solingen, Germany	Distribution & Storage	3,000	Leased	Office
Zhangiajang, China	Distribution & Storage	30,000	Leased	Manufacturing
Changzhou, China	Distribution & Storage	21,500	Leased	Manufacturing/Office
La Crosse, Wisconsin	Energy & Chemicals	149,000	Owned	Manufacturing/Office
Wolverhampton, United Kingdom	Energy & Chemicals	1,600	Leased	Office
New Iberia, Louisiana	Energy & Chemicals	62,400	Leased	Manufacturing
Houston, Texas	Energy & Chemicals	13,100	Leased	Office
Clarksville, Arkansas (1)	Discontinued operation	110,000	Owned	Manufacturing/Office
Burnsville, Minnesota	Corporate	7,000	Leased	Office
Cleveland, Ohio	Corporate	10,300	Leased	Office

(1)	Facility is leased from the Company with a purchase option, by the company that purchased certain assets and liabilities of the Company’s former Greenville Tube, LLC stainless steel tubing business.

Item 3. Legal Proceedings

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by CHEL, and all current heat exchanger manufacturing is being conducted at the Company’s LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. Additionally, CHEL’s net pension plan obligations increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in an estimated plan deficit of approximately $12 million. Based on the Company’s financial condition, in March 2003 the Company determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL did not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a United Kingdom pension regulatory board, which approved the wind-up as of March 28, 2003. At the present time, the Company is unable to determine the final financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. CHEL’s administrator has asserted certain claims on behalf of CHEL against the Company related to the insolvency matter and the Company can provide no assurance that further claims will not be asserted against the Company for pension or other obligations of CHEL related to this matter. To the extent the Company has significant liability with respect to CHEL’s obligations as a result of CHEL’s insolvency, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

On July 8, 2003, the Company and all of its then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries were included in the filing in the Bankruptcy Court. On September 15, 2003, the Company (as reorganized, the “Reorganized Company”) and all of its majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003 (the “Reorganization Plan”), which the Bankruptcy Court confirmed by an order entered on September 4, 2003. Under the Reorganization Plan, the Company’s senior debt of $255.7 million and related interest and fees of $1.9 million were converted into a $120.0 million secured term loan, with the balance of the existing senior debt being cancelled in return for an initial 95 percent equity ownership position in the Reorganized Company, and the Company’s $40.0 million secured debtor-in-possession financing facility was amended and restated as a $40.0 million post-bankruptcy secured revolving credit facility. In addition, on September 15, 2003, all of the Company’s common stock, warrants, options and other rights to acquire the Company’s common stock were cancelled, and the Company’s former stockholders received five percent of the initial equity of the Reorganized Company and the opportunity to acquire up to an additional five percent of equity through the exercise of new warrants. Further information concerning the Company’s Chapter 11 reorganization is set forth in the Reorganization Plan and the related Confirmation Order of the Bankruptcy Court, which were filed as exhibits to the Company’s Current Reports on Form 8-K and Form 8-K/A, each dated September 4, 2003. The Company continues to resolve a number of proofs of claim asserted in the bankruptcy proceedings, including a finder’s fee claim asserted in the amount of $2.3 million by a former significant stockholder of the Company, against which the Company intends to defend vigorously. On March 12, 2004, the Company filed in the Bankruptcy Court an objection to the finder’s fee claim seeking an order disallowing the claim in full, and on June 30, 2004, the Company filed a motion for summary judgment on its objection. The Bankruptcy Court has suspended all discovery pending the determination of the summary judgment motion, which remains pending before the court.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

Certain information as of March 30, 2005 regarding each of the Company’s executive officers is set forth below:

Name	Age	Position
Samuel F. Thomas	53	Chief Executive Officer and President, Director
Michael F. Biehl	49	Chief Financial Officer and Treasurer
Charles R. Lovett	61	Vice President of Manufacturing

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

Directors of the Registrant

Certain information as of March 30, 2005 regarding each of the Company’s Directors is set forth below:

William T. Allen. Mr. Allen has served as a Director of the Company since September 2003. Mr. Allen is the President of Allen Associates, Inc., a contracted operating partner to Oaktree Capital Management, LLC (“Oaktree”).

Oliver C. Ewald. Mr. Ewald has served as a Director of the Company since February 2004. Mr. Ewald is a Principal at Audax Group, a private investment management firm that specializes in middle market companies and managing equity and debt funds for investment in companies at various stages of business growth.

Michael P. Harmon. Mr. Harmon has served as a Director of the Company since September 2003. He is a Senior Vice President in the Principal Activities Group of Oaktree, a private investment management firm that specializes in inefficient markets and alternative investments.

Arthur S. Holmes. Mr. Holmes has served as a Director of the Company since its formation in June 1992. Mr. Holmes retired as Chairman and Chief Executive Officer of the Company in late 2003.

John F. McGovern. Mr. McGovern has served as a Director of the Company since October 2004. He is the Founder and a partner of Aurora Capital, LLC, a private investment and consulting firm.

Geoffrey S. Rehnert. Mr. Rehnert was appointed as a Director of the Company in March 2005 and is the Co-Founder of the Audax Group. Mr. Rehnert also served as a Director of the Company from September 15, 2003 to February 12, 2004.

Samuel F. Thomas. Mr. Thomas has been Chief Executive Officer, President and a Director of the Company since October 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Dividends

Prior to April 4, 2003, the Predecessor Company’s common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “CTI.” The Predecessor Company was notified on April 4, 2003 that its common stock was being immediately suspended from trading on the NYSE due to the Predecessor Company’s inability to meet the NYSE continued listing criteria. From April 4, 2003 through September 15, 2003, the Predecessor Company’s common stock was traded on the over-the-counter (“OTC”) market Pink Sheets under the symbol “CTIT.” Upon the Predecessor Company’s emergence from Chapter 11 bankruptcy proceedings on September 15, 2003, all previously issued common stock was cancelled and new common stock was issued. Trading in the Reorganized Company’s new common stock commenced on the OTC market in October 2003 and is currently quoted on the OTC Bulletin Board under the symbol “CIDI.OB”

The high and low sales prices per share for the Reorganized Company’s common stock reported on the OTC Market in 2004 and 2003 are set forth in the table below. These prices do not include retail mark-ups, mark-downs or commissions.

Quarter 2004	High	Low
1st	$32.00	$25.00
2nd	32.25	26.00
3rd	48.00	32.25
4th	52.00	41.30

Quarter 2003	High	Low
4th	$30.00	$21.00

The Company did not pay any dividends in 2004 or 2003 and has no present intention of paying cash dividends to its shareholders in the future.

Limitations on the Payment of Dividends

Under the Company’s senior term loan and revolving credit facility, the Company is restricted from paying cash dividends on its common stock, but is permitted to pay dividends payable in shares of common stock upon the approval of the Company’s Board of Directors.

Related Stockholder Matters

Shareholders of record on March 7, 2005 numbered 464. The Company estimates that an additional 2,800 shareholders own stock held for their accounts at brokerage firms and financial institutions.

Sales of Unregistered Securities

During the fourth quarter of the year ended December 31, 2004, the Company issued an aggregate of 108 shares of new common stock upon the exercise of 108 new warrants. The new warrants may be exercised by either paying a cash exercise price of $32.97 per share or by utilizing the cashless exercise feature provided in the Warrant Agreement, dated September 15, 2003, between the Company and National City Bank, as warrant agent. The below table provides additional detail regarding issuance of new common stock upon the exercise of new warrants during the fourth quarter of the year ended December 31, 2004:

Date of Exercise	New Warrants Exercised	Method of Exercise	Shares of New Common Stock Issued
October 19	5	Cash	5
October 22	19	Cash	19
November 11	1	Cash	1
November 19	53	Cash	53
December 8	6	Cash	6
December 10	24	Cash	24
TOTAL	108		108

The issuance of the 108 shares of new common stock upon the exercise of new warrants was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 1145(a) of the U.S. Bankruptcy Code, on the basis that the new common stock was offered and sold upon the exercise of new warrants that were offered and sold under a plan of a debtor in exchange for an interest in the debtor.

Item 6. Selected Financial Data

The following table sets forth selected financial data of the Company for each of the five years in the period ended December 31, 2004. The data was derived from the annual audited consolidated financial statements of the Company for the relevant years and includes the operations of acquired businesses after their date of acquisition.

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Years Ended December 31,
				2002	2001	2000
Statement of Operations Data:
Sales	$305,576	$68,570	$197,017	$276,353	$305,288	$301,914
Gross profit	93,806	16,061	55,777	70,758	79,022	87,110
Loss on insolvent subsidiary(1)			13,682
Goodwill impairment charge(2)				92,379
Employee separation and plant closure costs (income)	3,169	1,010	882	13,887	2,375	(614)
Operating income (loss)	37,212	863	(2,988)	(100,818)	17,027	26,766
Reorganization items, net(3)			5,677
Interest expense – net	(4,760)	(1,390)	(9,911)	(17,612)	(21,589)	(26,676)
Net income (loss)	22,600	31	(7,085)	(130,785)	(5,158)	2,155
Income (Loss) per Common Share:
Net income (loss) – basic	$4.22	$0.01	$(0.27)	$(5.22)	$(0.21)	$0.09
Net income (loss) –assuming dilution	$4.10	$0.01	$(0.27)	$(5.22)	$(0.21)	$0.09
Other Financial Data:
Depreciation and amortization	$8,490	$2,225	$7,607	$11,372	$16,308	$16,299
Cash provided by operating activities	35,059	4,988	19,466	5,249	7,458	11,487
Cash (used in) provided by investing activities	(3,317)	154	15,101	1,288	(6,261)	(304)
Cash (used in) provided by financing activities	(35,744)	(13,976)	(15,907)	(17,614)	504	(9,759)
Balance Sheet Data:
Cash and cash equivalents	$14,814	$18,600	$27,815	$7,225	$11,801	$4,921
Working capital (deficit)(4)	63,101	62,281	63,641	(201,086)	56,276	42,524
Total assets	307,080	299,637	299,745	279,294	408,980	429,843
Long-term debt	76,406	109,081	122,537	1,161	259,120	244,386
Total debt	79,411	112,561	126,012	263,900	272,083	269,870
Shareholders’ equity (deficit)	115,640	90,807	89,865	(81,617)	49,340	54,844

(1)	In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by CHEL. On March 28, 2003 CHEL filed for voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. In accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company is not consolidating the accounts or financial results of CHEL subsequent to March 28, 2003 due to the assumption of control of CHEL by the insolvency administrator. Effective March 28, 2003, the Company recorded a non-cash impairment charge of $13.7 million to write off its net investment in CHEL.
(2)	In 2002, the Company recorded a non-cash impairment charge of $92.4 million to write off non-deductible goodwill of the Distribution and Storage segment. Further information about this charge is found in Note A to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
(3)	In September 2003, in accordance with Fresh-Start accounting, all assets and liabilities were adjusted to their fair values. The adjustment to record the assets and liabilities at fair value resulted in net other income of $5.7 million. Further information about the adjustment is located in Note A to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(4)	As of December 31, 2002, the Company was in default on its senior debt due to violations of financial covenants. In April 2003, the Company’s senior lenders waived all defaults existing at December 31, 2002 and through April 30, 2003. Since the waiver of defaults did not extend until January 1, 2004, this debt was classified as a current liability on the Company’s consolidated balance sheet as of December 31, 2002, causing a working capital deficit as of such date. Further information about the Company’s debt and credit arrangements is found in Note C to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

SOP 90-7 requires that financial statements for the period following the Chapter 11 filing through the bankruptcy confirmation date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business, including adjustments to fair value assets and liabilities and the gain on the discharge of pre-petition debt, are reported separately as reorganization items, net, in the other income (expense) section of the Predecessor Company’s consolidated statement of operations for the nine months ended September 30, 2003.

Overview

The Company had a successful 2004, carrying forward the positive momentum from the strong finish in 2003 following the reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company achieved increased sales, customer orders and earnings in all segments of the business compared to 2003 results. Management believes that the increase in sales and orders is a result of improvements in the markets served by the businesses, improved market pricing and the improved financial situation and stability of the Company. The improved operating results also reflect the increased sales and the Company’s continued operational restructuring initiatives in 2004.

The Company continued its restructuring efforts in 2004. The Plaistow, New Hampshire manufacturing facility closure was completed and an agreement to sell the facility was entered into in 2004. The Company is pursing the completion of this sale in 2005. The closure of the Biomedical facility in Solingen, Germany was also completed in 2004. The Burnsville, Minnesota Biomedical facility was sold in 2004 and the closure was completed in the first quarter of 2005. The Company did not discontinue the manufacturing of any product line. The operations performed in these facilities were consolidated into other Chart manufacturing operations. Management believes these operational restructuring efforts generally should position the Company for continued improvements in operating performance and enable the Company to better weather future downturns in its markets.

Due to the extended periods of time from the receipt of customer orders to final completion and shipment of products, particularly in the Energy and Chemicals segment, the Company believes that signed customer orders are a significant indicator of its future performance. As a result, the company measures and internally reports orders on a daily basis in an effort to stay current with market trends and make corresponding timely decisions regarding material purchases, headcount and other operating issues. Management believes the Company’s strong 2004 orders, particularly in the Energy and Chemicals and Distribution and Storage segments, reflect the Company’s current opportunities and the overall market activity.

As a result of the continued improvements in the market, the Company’s solid financial condition and the operational restructuring activities, the Company believes it is better positioned for sales and earnings growth in 2005 in comparison to a very strong year ended December 31, 2004. Management believes it will be able to operate within the covenant constraints and payment obligations of its credit agreements, with its efforts directed toward enhancing the value of the business for the Company’s shareholders.

Presentation of Reorganized Company 2004, Pro-Forma Combined 2003 and Predecessor Company 2002 Results of Operations

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

Reorganized Chart’s results of operations, other than cost of sales – fresh-start fair value adjustment, interest expense, net and financing costs amortization, generally were not significantly affected by the adoption of Fresh-Start accounting. Therefore, the Predecessor Company’s 2003 amounts have been combined with Reorganized Chart’s 2003 amounts to form Chart Pro-Forma Combined for the twelve-months ended December 31, 2004 for comparison and analysis purposes in this Item 7. See the table below for reference:

	Reorganized Company	Pro-Forma Combined Company	Reorganized Company	Predecessor Company
	Year Ended December 31, 2004	Year Ended December 31, 2003	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Sales	$305,576	$265,587	$68,570	$197,017	$276,353
Cost of sales	211,770	188,381	47,141	141,240	205,595
Cost of sales – fresh-start fair value adjustment		5,368	5,368

Gross profit	$93,806	71,838	16,061	55,777	70,758

Selling, general and administrative expense	53,374	58,358	14,147	44,211	65,679
Goodwill impairment charge					92,379
Employee separation and plant closure costs	3,169	1,892	1,010	882	13,887
Loss on insolvent subsidiary		13,682		13,682
Equity loss (income) in joint venture	51	41	41		(369)

	56,594	73,973	15,198	58,775	171,576

Operating income (loss)	37,212	(2,135)	863	(2,998)	(100,818)

Other income (expense):
(Loss) gain on sale of assets	(133)	4,810	57	4,753	1,420
Interest expense, net	(4,760)	(11,301)	(1,390)	(9,911)	(17,612)
Financing costs amortization		(1,653)		(1,653)	(3,159)
Derivative contracts valuation income (expense)	48	(343)	46	(389)	(1,564)
Foreign currency gain (loss)	465	63	350	(287)	(1,081)
Reorganization items, net		5,677		5,677

	(4,380)	(2,747)	(937)	(1,810)	(21,996)

Income (loss) from continuing operations before income taxes and minority interest	32,832	(4,882)	(74)	(4,808)	(122,814)
Income tax expense (benefit):
Current	8,031	(2,704)	(751)	(1,953)	953
Deferred	2,103	5,626	626	5,000	10,183

	10,134	2,922	(125)	3,047	11,136

Income (loss) from continuing operations before minority interest	22,698	(7,804)	51	(7,855)	(133,950)
Minority interest, net of taxes	(98)	(83)	(20)	(63)	(52)

Income (loss) from continuing operations	22,600	(7,887)	31	(7,918)	(134,002)
Income from discontinued operation		833		833	3,217

Net income (loss)	$22,600	$(7,054)	$31	$(7,085)	$(130,785)

Operating Results

The following table sets forth the percentage relationship that each line item in the Company’s consolidated statements of operations represents to sales in the year ended December 31, 2004, the three months ended December 31, 2003, the nine months ended September 30, 2003 and the year ended December 31, 2002.

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales(1)	69.3	76.6	71.7	74.4
Gross profit	30.7	23.4	28.3	25.6
Selling, general and administrative expense (2)	17.5	20.6	22.5	23.8
Goodwill impairment charge				33.4
Goodwill amortization expense
Employee separation and plant closure costs	1.0	1.5	0.4	5.0
Loss on insolvent subsidiary			6.9
Equity expense (income) in joint venture	0.0	0.1		(0.1)
Operating income (loss)	12.2	1.2	(1.5)	(36.5)
(Loss) gain on sale of assets	(0.0)	0.1	2.4	0.5
Interest expense, net	(1.6)	(2.1)	(5.0)	(6.4)
Financing costs amortization			(0.9)	(1.1)
Derivative contracts valuation income (expense)	0.0	0.1	(0.2)	(0.6)
Foreign currency income (loss)	0.1	0.5	(0.1)	(0.4)
Reorganization items, net			2.8
Income tax expense (benefit)	3.3	(0.2)	1.5	4.0
Income (loss) from continuing operations	7.4		(4.0)	(48.5)
Income from discontinued operation, net of tax			0.4	1.2
Net income (loss)	7.4	0.0	(3.6)	(47.3)

(1)	Includes non-cash inventory valuation charges of $0.2 million, $5.4 million, $0.5 million, and $1.5 million representing 0.1 percent, 7.9 percent, 0.2 percent, and 0.5 percent of sales, for the year ended December 31, 2004, three months ended December 31, 2003, nine months ended September 30, 2003 and year ended December 31, 2002, respectively.
(2)	Includes $0.7 million, $6.4 million and $4.9 million, representing 0.2 percent, 3.2 percent, and 1.7 percent of sales, for professional fees incurred by the Company related to its debt restructuring and reorganization activities for the year ended December 31, 2004, nine months ended September 30, 2003 and year ended December 31, 2002, respectively.

Orders and Backlog

The Company considers orders to be those for which the Company has received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. The dollar amount of the Company’s backlog at December 31, 2004 and 2003 was $129.3 million and $49.6 million, respectively. The increase is primarily attributable to significant orders received in 2004 by the Energy and Chemicals segment, including a $20.4 million heat exchanger order, and a $19.3 million LNG order that is expected to be completed in 2005, and a significant increase in the orders and ending backlog for the Distribution and Storage Segment. 86.0 percent of the Company’s December 31, 2004 backlog is scheduled to be recognized as sales during 2005. Backlog can be significantly affected by the timing of orders for large products and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales.

The table below sets forth orders and backlog by segment for the last three years.

	Reorganized Company	Pro-Forma Combined	Reorganized Company	Predecessor Company
	Year Ended December 31, 2004	Year Ended December 31, 2003	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
	(Dollars in thousands)
Orders
Biomedical	$77,893	$67,243	$14,492	$52,751	$66,265
Distribution and Storage	193,156	142,929	37,696	105,233	145,582
Energy and Chemicals	121,793	43,883	15,262	28,621	74,596

	$392,842	$254,055	$67,450	$186,605	$286,443

Backlog
Biomedical	$4,613		$1,808	$2,517	$1,790
Distribution and Storage	53,900		27,993	28,591	31,321
Energy and Chemicals	70,766		19,834	20,673	35,609

Total	$129,279		$49,635	$51,781	$68,720

The Company believes its 2004 orders of $392.8 million increased from 2003 orders of $254.1 million generally due to the elimination of customer concerns of uncertainty relating to the prolonged debt restructuring initiatives and resultant Chapter 11 reorganization, particularly within the Energy and Chemicals segment and improvements in the markets in all three segments. During 2004, the Biomedical segment continued its annual trend of increasing order performance driven by strong demand for medical products and biological storage systems both domestically and overseas that offset a decline in orders of MRI components. Orders in the Distribution and Storage segment significantly increased in 2004 as bulk tank and packaged gas products experienced increased demand as a result of a recovery in the global industrial gas market. The Energy and Chemicals segment showed a significant increase in orders in 2004 compared with 2003 due to significant orders for both the heat exchangers and LNG systems product lines. The demand increase is mainly due to the recovery of the industrial gas markets and the continuing development of a worldwide natural gas market. The Company expects the strong demand for products in all segments to continue in 2005.

During 2003, the Company’s orders decreased from 2002 due to customer concerns of uncertainty relating to the prolonged debt restructuring initiative and resultant Chapter 11 reorganization, particularly within the Energy and Chemicals segment. The Biomedical segment increased order performance fueled by strong demand for medical products that offset a large decline in orders of MRI components. The Distribution and Storage segment orders increased as engineered tanks and packaged gas products experienced a slight recovery from 2002. The Energy and Chemicals segment showed a significant decrease in orders in 2003 compared with 2002, in part due to the large order received in 2002 from Bechtel for additional phases of the Trinidad LNG project.

During 2002, the Biomedical segment experienced very strong order performance primarily fueled by strong demand for MRI and medical products. Orders in the Distribution and Storage segment significantly decreased in 2002 due to the worldwide slowdown experienced by the manufacturing sectors of the industrialized world and the further reductions in capital expenditures in the consolidating global industrial gas industry. The Energy and Chemicals segment showed a significant increase in orders in 2002 after a previous cyclical order low. Strengthening of the worldwide hydrocarbon market, as evidenced by the large order received in 2002 from Bechtel for additional phases of the Trinidad LNG project, led this resurgence in orders.

Segment Information

The following table sets forth sales, gross profit and gross profit margin for the Company’s three operating segments for the last three years.

	Reorganized Company	Pro-Forma Combined	Reorganized Company	Predecessor Company
	Year Ended December 31, 2004	Year Ended December 31, 2003	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
			(Dollars in thousands)
Sales
Biomedical	$73,459	$66,646	$15,008	$51,638	$67,657
Distribution and Storage	162,508	140,332	37,863	102,469	146,177
Energy and Chemicals	69,609	58,609	15,699	42,910	62,519

Total	$305,576	$265,587	$68,570	$197,017	$276,353

Gross Profit
Biomedical	$25,743	$19,553	$1,974	$17,579	$25,312
Distribution and Storage	46,588	34,197	8,682	25,515	33,594
Energy and Chemicals	21,475	18,088	5,405	12,683	11,852

Total	$93,806	$71,838	$16,061	$55,777	$70,758

Gross Profit Margin
Biomedical	35.0%	29.3%	13.2%	34.0%	37.4%
Distribution and Storage	28.7%	24.4%	22.9%	24.9%	23.0%
Energy and Chemicals	30.9%	30.9%	34.4%	29.6%	19.0%
Total	30.7%	27.0%	23.4%	28.3%	25.6%

The Company moved the management and reporting of the LNG alternative fuel systems product line from the Energy and Chemicals segment to the Distribution and Storage segment effective December 31, 2004. All segment information for all periods presented has been restated to conform to this presentation.

Years Ended December 31, 2004 and 2003

Sales for 2004 were $305.6 million versus $265.6 million for 2003, an increase of 40.0 million, or 15.1 percent. Sales in 2004 were positively impacted by volume and price increases, a recovery of the global industrial gas market and favorable foreign currency translation as a result of the weakening of the U.S dollar compared to the Euro. However, in 2003 sales were negatively impacted by the Company’s prolonged debt restructuring initiatives and the resultant reorganization under Chapter 11 of the U.S. Bankruptcy Code, as certain customers reduced order quantities, delayed placing or signing significant new orders, did not automatically renew supply contracts that expired in 2003, and contracted with other competitors, due to the uncertainty created by the Company’s leverage situation and bankruptcy filing. The Company believes its Energy and Chemicals segment experienced the most significant negative impact of the Chapter 11 filing, since products in this segment frequently have extended production times and significant dollar values.

Sales in the Biomedical segment increased by $6.8 million or 10.2 percent, with 2004 sales of $73.4 million versus sales of $66.6 million in 2003. Sales of the Company’s biological storage systems and medical products increased $1.5 million and $7.7 million, respectively, in 2004 in comparison to 2003, primarily due to higher volume in the domestic and European markets. Sales declined in MRI components in 2004 by $2.4 million in comparison to 2003 as this product line’s primary customer continued to transfer volume away from the Company and shift it to European and Asian competitors. Distribution and Storage segment sales were $162.5 million in 2004 versus $140.3 million in 2003, an increase of $22.2 million or 15.8 percent. This sales increase in 2004 resulted from $10.7 million in volume-related increases, approximately $7.5 million in price increases and surcharges driven by higher raw material costs and approximately $4.0 million due to favorable foreign currency translation as a result of the weakening of the U.S. Dollar compared to the Euro. Volume increases, driven primarily by a recovery in the global industrial gas market, price increases and surcharges, and foreign currency changes resulted in $14.4 million of higher cryogenic bulk storage system sales in 2004 as compared to 2003. Sales primarily for cryogenic packaged gas systems and beverage liquid CO2 systems increased by $7.8 million in 2004 as compared to 2003 due to volume increases, price increases and surcharges, and foreign currency changes. Sales in the Energy and Chemicals segment increased $11.0 million or 18.8 percent, with 2004 sales of $69.6 million compared with 2003 sales of $58.6 million. Heat exchanger and cold box systems sales, the largest product lines within this segment, increased $5.7 million from 2003 primarily due to higher volume. Sales of LNG VIP increased by $5.3 million in 2004 as compared with 2003 due to higher volume. These volume increases in the Energy and Chemicals segment were primarily seen in the Asian, African and Middle Eastern markets.

Gross profit for 2004 was $93.8 million in comparison with gross profit of $71.8 million for 2003. Gross profit margin increased from 27.0 percent in 2003 to 30.7 percent in 2004, with the changes varying by operating segment. The gross profit improvement of $22.0 million was mostly the result of higher volume across all operating segments, Fresh-Start accounting adjustments recorded in 2003 (explained further below), favorable foreign currency translation of $0.9 million and product price increases and surcharges net of higher raw material costs in the Distribution and Storage segment further explained below.

As a result of applying Fresh-Start accounting, the Company was required to estimate the gross profit associated with work-in-process and finished goods inventory on hand at September 30, 2003 and increase the value of these inventories by such gross profit as of that date. The adjustment to increase the inventory value, which totaled $5.4 million, was included in reorganization items, net, in the other income (expense) section of the Company’s consolidated statement of operations for the nine months ended September 30, 2003, but the reversal of this adjustment as the inventory was sold was included as a component of cost of sales in the Company’s consolidated statement of operations for the three months ended December 31, 2003. This non-cash Fresh-Start accounting adjustment had the effect of reducing the Company’s 2003 gross profit and gross profit margin by $5.4 million and 2.0 percent respectively. The dollar value of this adjustment and its percentage point reduction on gross profit margin by operating segment in 2003 is a follows: $3.2 million and 4.8 percentage points for the Biomedical segment, and $2.2 million and 1.7 percentage points for the Distribution and Storage segment. A similar adjustment for inventory in the Energy and Chemicals segment was not necessary due to the Company using the percentage of completion method of accounting for revenue recognition in this segment.

Gross profit margin in the Biomedical segment in 2004 increased by 5.7 percentage points compared with 2003, primarily due to the Fresh-Start accounting adjustment described above. Gross profit margins for medical and biological storage systems products increased in 2004 in comparison with 2003 due to higher volume and cost reductions, while gross profit margin in MRI cryostat components decreased in the year over year comparison due to higher material costs and unabsorbed overhead costs due to less production volume. Distribution and Storage segment 2004 gross profit margin increased approximately 4.3 percentage points in comparison with 2003. This improvement is attributable to the Fresh-Start Accounting adjustment of 1.7 percentage points explained above and a 2.6 percentage point increase mostly due to product price increases and surcharges net of higher raw material costs, higher production volume and the realization of savings from the Company’s restructuring efforts, offset slightly by a mix shift to lower margin bulk products. Gross profit margin in the Energy and Chemicals segment in 2004 of 30.9 percent remained constant compared with the 2003 margin of 30.9 percent. A mix shift to lower margin industrial heat exchangers and LNG VIP was offset by the delivery of a premium-priced expedited order in the first quarter of 2004 that was needed by a natural gas producer to put their ethane recovery plant back in service.

Selling, general and administrative (“SG&A”) expense for 2004 was $53.4 million versus $58.4 million for 2003, a decrease of $5.0 million, or 8.6 percent. As a percentage of sales, SG&A expense was 17.5 percent for 2004, down from 22.0 percent for 2003. This reduction in SG&A expense in 2004 is mostly due to cost savings realized as a result of the Company’s continued restructuring efforts, lower professional expenses incurred related to its efforts to restructure its senior debt in 2003 and $0.9 of life insurance proceeds recorded in 2004 related to the Company’s voluntary deferred income plan (“VDIP”). In 2004, the Company recorded professional expenses of $0.7 million, or 0.2 percent of sales related to the senior debt restructuring as compared with $6.4 million, or 2.4 percent of sales, in 2003. The following items partially offset the reduction in SG&A expense in 2004 as compared to 2003: In 2004, the Company incurred $5.3 million, or 1.7 percent of sales, of incentive compensation expense for achieving its operating targets as compared with $1.8 million, or 0.7 percent sales, in 2003; the Company incurred $2.4 million, or 0.8 percent of sales, of SG&A expense for compensation expense resulting from the sale of 28,797 shares of the Company’s common stock to its Chief Executive Officer at a price below the closing market price on the date of sale and the issuance of new stock options to certain key employees in 2004; recorded $2.8 million of expense, or 0.9 percent of sales, in 2004 related to the amortization of certain intangible assets recorded in September 2003 under Fresh-Start accounting, which represented an increase in amortization expense of $0.9 million compared to 2003; and recorded $0.9 million of selling expense, or 0.3 percent of sales in 2004 related to the settlement of two specific customer product claims that were outside of the Company’s normal warranty period.

The Company continued its manufacturing facility reduction plan, which resulted in the 2003 closure of the Company’s Energy and Chemicals segment sales and engineering office in Westborough, Massachusetts. The Company announced in December 2003 and January 2004 the closure of the Company’s Distribution and Storage segment manufacturing facility in Plaistow, New Hampshire and the Biomedical segment manufacturing and office facility in Burnsville, Minnesota, respectively. In each of these facility closures, the Company is not exiting the product lines manufactured at those sites, but is moving manufacturing to other facilities with available capacity, most notably New Prague, Minnesota for engineered tank production and Canton, Georgia for medical tank production. The Plaistow facility closure was completed in the third quarter of 2004. The Company incurred capital expenditures in 2004 of $2.5 million for improvements and additions to the Canton Georgia facility, and completed the closure of the Burnsville facility in the first quarter of 2005. These facility closures resulted in an additional $1.6 million of employee separation and plant closure costs in 2004, and should better position the Company and these segments going forward.

During 2004, the Company recorded employee separation and plant closure costs of $3.2 million related to the manufacturing facility reduction efforts and overall headcount reduction programs described above compared with $1.9 million in 2003. The total charges for 2004 and 2003 included $0.4 million of expense and $0.7 million of income, respectively, for contract termination costs, $1.3 million and $2.4 million respectively, and for severance and other benefits related to terminating certain employees at these and other sites and $1.5 million and $0.2 million respectively, for other associated costs. The income recorded as part of the lease-termination costs in 2003 includes $1.7 million related to the settlement of facility leases in Costa Mesa, California and Denver, Colorado upon negotiations with the respective landlords entered into during the Company’s Chapter 11 bankruptcy proceedings. This was partially offset by $1.0 million in additional expenses for other facility closures. Additionally, for 2004 and 2003, the Company recorded non-cash inventory valuations charges of $0.2 and $0.5 million respectively, included in cost of sales for the write-off of inventory at these sites. At December 31, 2004, the Company had a reserve of $2.8 million remaining for the closure of these facilities, primarily for lease termination and severance costs.

The Company recorded $0.1 million of equity expense in its Coastal Fabrication joint venture (“Coastal Fabrication”) in both 2004 and 2003, respectively. The Company also received $0.8 million and $0.5 million of cash dividend distributions from the joint venture in 2003 and 2002, respectively. On February 27, 2004, the Company’s Coastal Fabrication joint venture executed an agreement to redeem the joint venture partner’s 50 percent equity interest of $0.29 million for cash consideration of $0.25 million and the possibility of additional consideration being paid based upon the number of direct labor manufacturing hours performed at the Company’s New Iberia, Louisiana facility during 2004 and 2005. The $0.04 million difference between the cash considerations paid and the value of the 50 percent equity interest was recorded by Coastal Fabrication as a reduction of certain fixed assets. As a result of the elimination of the joint venture partner and the assumption of 100 percent of control by the Company, the assets, liabilities and operating results of Coastal Fabrication are included in the consolidated financial statements subsequent to February 27, 2004.

On July 3, 2003, the Company sold certain assets and liabilities of its former Greenville Tube, LLC stainless steel tube business which the Company previously reported as a component of its Energy and Chemicals segment. The Company received gross proceeds of $15.5 million, consisting of $13.5 million in cash and $2.0 million in a long-term subordinated note, and recorded a gain of $3.7 million in July 2003. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the operating results of this business as a discontinued operation on its consolidated statements of operations for the nine-month period ended September 30, 2003.

As a part of the Burnsville, Minnesota facility closure, the Company completed its sale in October 2004 of the facility for gross proceeds of $4.5 million. The proceeds of this sale were used to pay down $0.9 million of debt outstanding under an industrial revenue bond and the balance was available for working capital purposes. The Company recorded a $0.4 million loss on the sale of assets related to adjusting the Burnsville, Minnesota land and buildings to fair value less selling costs based upon the executed sales agreement. In April 2004, the Company sold for $0.6 million cash proceeds a vacant building and a parcel of land at its New Prague facility that was classified as an held for sale in the Company’s consolidated balance sheet as of December 31, 2003. In August 2004, the Company sold for $1.1 million cash proceeds equipment at its Plaistow, New Hampshire facility resulting in a $0.6 million gain on the sale of assets. The Company entered into an agreement in September 2004 to sell the Plaistow land and building for gross proceeds of $3.6 million and is pursuing the completion of this sale in 2005. The Company recorded a $0.4 million loss on the sale of assets related to adjusting the Plaistow land and building to fair value less cost to sell based upon the executed agreement. The land and building related to the Plaistow facility are included in assets held for sale on the Company’s consolidated balance sheet as of December 31, 2004. The proceeds from this sale are expected to be available for working capital purposes.

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

Net interest expense for 2004 was $4.8 million as compared with $11.3 million for 2003. This decrease in interest expense is attributable primarily to the Company’s debt restructuring in September 2003 and $40.0 million of aggregate prepayments on the term loan at the end of 2003 and during 2004. The Predecessor Company recorded interest expense on amounts outstanding under its original $300.0 million consolidated credit and revolving loan facility entered into in April 1999 (the “Old Credit Facility”) and under its Series 1 Incremental Revolving Credit Facility entered into in November 2000 and its Series 2 Incremental Revolving Credit Facility entered into in April 2001 (collectively, the “Incremental Credit Facility”) until July 8, 2003, the date the Company filed its Chapter 11 petitions, but not thereafter. As a result, interest expense for the period ended September 30, 2003 does not include approximately $3.8 million that would have been payable under the terms of these facilities had the Company not filed for Chapter 11 protection.

The Old Credit Facility required the Predecessor Company to enter into two interest rate derivative contracts (collars) in March 1999 to manage interest rate risk exposure relative to the term loan portions of the Old Credit Facility. One of these collars expired and was settled on June 28, 2002. The other collar, in the amount of $19.1 million at December 31, 2004 continues to be outstanding and expires in March 2006. The fair value of the contract related to the collar outstanding December 31, 2004 is a liability of $0.3 million and is recorded in accrued interest. The change in fair value of the contracts related to the collars during 2004 and 2003 of $0.1 million and ($0.3) million, respectively, is recorded in derivative contracts valuation income

(expense). The Company’s interest rate collars do not qualify as hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires such collars to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statement of operations.

Financing costs amortization expense was $1.7 million for the nine months ended September 30, 2003. The Company recorded financing costs amortization expense related to the Old Credit Facility until July 8, 2003, the date the Company filed its Chapter 11 petitions, but not thereafter.

The Company recorded $0.5 million and $0.1 million of foreign currency remeasurement gain in 2004 and 2003, respectively. These foreign currency remeasurement gains result from certain of the Company’s subsidiaries entering into transactions in currencies other than their functional currency.

The Company recorded income tax expense of $10.1 million and $2.9 million in 2004 and 2003, respectively. The 2004 income tax expense of $10.1 million primarily reflects the income tax expense associated with domestic and foreign earnings and a reduction in tax accruals for prior tax periods. The 2003 income tax expense of $2.9 million primarily reflects the income tax expense associated with foreign earnings, the charge for Fresh-Start accounting adjustments and a reduction in tax accruals for prior tax periods.

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

As a result of the foregoing, the Company recorded net income of $22.6 million in 2004, compared with a net loss of $7.1 million in 2003.

Years Ended December 31, 2003 and 2002

Sales for 2003 were $265.6 million versus $276.4 million for 2002, a decrease of $10.8 million, or 3.9 percent. Sales in 2003 were negatively impacted by the Company’s prolonged debt restructuring initiatives and the resultant reorganization under Chapter 11 of the U.S. Bankruptcy Code, as certain customers reduced order quantities, delayed signing significant new orders, did not automatically renew supply contracts that expired in 2003, and contracted with other competitors, due to the uncertainty created by the Company’s leverage situation and bankruptcy filing. The Company believes its Energy and Chemicals segment experienced the most significant negative impact of the Chapter 11 filing, since products in this segment frequently have extended production times and significant dollar values.

Sales in the Biomedical segment decreased the least in comparison with 2002, by $1.1 million or 1.6 percent, with 2003 sales of $66.6 million versus sales of $67.7 million in 2002. The Biomedical segment sales decline occurred in MRI components, which were down $6.9 million in comparison to 2002 as this product line’s primary customer continued to take volume away from the Company and shift it to European and Asian competitors. Sales of the Company’s biological storage systems and medical products increased $4.7 million and $1.2 million in 2003, respectively, in comparison to 2002, primarily on higher volume. Distribution and Storage segment sales were $140.3 million in 2003 versus $146.2 million in 2002, a decrease of $5.9 million or 4.0 percent. Continued weakness in the global industrial gas market led to a decline in 2003 of $13.4 million in cryogenic bulk storage systems sales when compared with 2002. This decline was partially offset by an increase of $7.4 million in sales of cryogenic packaged gas systems and beverage liquid CO2 systems based upon higher volumes. Sales in the Energy and Chemicals segment decreased $3.9 million, or 6.2 percent, from 2003 sales of $58.6 million compared with 2002 sales of $62.5 million. Heat exchanger and cold box system sales, the largest product lines within this segment, increased $6.1 million from 2002 driven by volume and price increases in the hydrocarbon processing market. Sales of LNG fueling systems decreased by $10.0 million in 2003 when compared with 2002 due to lower volume primarily as a result of a decline in the economies of west coast and south central states and the Company’s financial difficulties.

Gross profit for 2003 was $71.8 million, relatively flat in comparison with gross profit of $70.8 million for 2002. Gross profit margin increased from 25.6 percent in 2002 to 27.0 percent in 2003, although the changes by operating segment varied. As a result of applying Fresh-Start accounting, the Company was required to estimate the gross profit associated with work-in-process and finished goods inventory on hand at September 30, 2003 and increase the value of these inventories by such gross profit as of that date. The adjustment to increase the inventory value, which totaled $5.4 million, was included in reorganization items, net, in the other income (expense) section of the Company’s consolidated statement of operations for the nine months ended September 30, 2003, but the reversal of this adjustment as the inventory was sold was included as a component of cost of sales in the Company’s consolidated statement of operations for the three months ended December 31, 2003. This non-cash Fresh-Start accounting adjustment had the effect of reducing the Company’s 2003 gross profit and gross profit margin by $5.4 million and 2.0 percent, respectively. The dollar value of this adjustment and its percentage reduction on gross profit margin by operating segment in 2003 is as follows: $3.2 million and 4.8 percent for the Biomedical segment, and $2.2 million and 1.7 percent for the Distribution and Storage segment. A similar adjustment for inventory in the Energy and Chemicals segment was not necessary due to the Company using the percentage of completion method for revenue recognition in this segment.

Gross profit margin in the Biomedical segment in 2003 decreased 8.1 percentage points compared with 2002, primarily due to the Fresh-Start accounting adjustment described above. Pricing and manufacturing costs for medical and biological storage systems products were relatively consistent in 2003 in comparison with 2002, while gross profit margin in MRI cryostat components decreased in the year over year comparison due to lower pricing and unabsorbed overhead costs due to less volume manufactured. Distribution and Storage segment 2003 gross profit margin increased approximately one percentage point in comparison with gross profit margin in 2002. The 2.0 percentage point reduction in 2003 gross profit margin due to the Fresh-Start accounting adjustment described above was more than offset by significant reductions in manufacturing overhead costs due to facility closure restructuring projects completed in 2003. Gross profit margin in the Energy and Chemicals segment in 2003 increased 11.9 percentage points compared with 2002 due to improved pricing in the hydrocarbon processing market, cost savings recognized due to the closures of the Company’s Wolverhampton, United Kingdom heat exchanger manufacturing facility and Westborough, Massachusetts engineering facility, and the inclusion in 2002 of a non-cash inventory valuation charge of $0.6 million as part of cost of sales for the write-down to fair value of inventory at the Company’s Wolverhampton, United Kingdom facility.

SG&A expense for 2003 was $58.4 million versus $65.7 million for 2002, a decrease of $7.3 million, or 11.1 percent. As a percentage of sales, SG&A expense was 22.0 percent for 2003, down from 23.8 percent for 2002. In 2003, the Company recorded $6.4 million, or 2.4 percent of sales, of professional expenses related to its efforts to restructure its senior debt, compared with $4.9 million, or 1.7 percent of sales, in 2002. The Company also recorded $3.7 million of environmental remediation expense in 2002, or 1.3 percent of sales, as the Company increased its reserve for potential environmental remediation activities based upon the results of a Phase II environmental review in connection with the sale of substantially all the assets and liabilities of the Company’s stainless steel tubing business. Finally, additional SG&A expense savings were realized in 2003 as the Company eliminated a significant number of salaried employees as part of its operational restructuring efforts.

Pursuant to the annual impairment test requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company recorded a goodwill impairment charge of $92.4 million in the fourth quarter of 2002. The Company did not record a comparable goodwill impairment charge in 2003.

In 2002 the Company embarked on an aggressive manufacturing facility reduction plan designed to consolidate excess capacity and reduce overall operating costs, closing its Distribution and Storage segment manufacturing facilities in Costa Mesa, California and Columbus, Ohio and announcing the closure of the Company’s Energy and Chemicals segment manufacturing facility in Wolverhampton, United Kingdom, which was completed in the first quarter of 2003. In 2003, the Company continued this manufacturing facility reduction plan and engaged restructuring consultants to assist in the selection of other facilities to close and in the implementation of these closure activities. These actions resulted in the closure in September 2003 of the Company’s Energy and Chemicals segment sales and engineering office in Westborough, Massachusetts, the closure of the Company’s Distribution and Storage segment manufacturing facility in Plaistow, New Hampshire in the third quarter of 2004 and the Biomedical segment manufacturing and office facility in Burnsville, Minnesota in the first quarter of 2005. In each of these facility closure situations, the Company did not exit the product lines manufactured at those sites, but moved manufacturing to other facilities with available capacity, most notably New Prague, Minnesota for engineered tank production and Canton, Georgia for medical production. The Company incurred capital expenditures in 2004 of approximately $ 2.5 million for improvements and additions to the Canton, Georgia facility. The Company sold its Burnsville, Minnesota facility in 2004. The proceeds of the sales were used to pay down debt outstanding under an industrial revenue bond and the balance was available for working capital purposes. In addition to the headcount reductions resulting from these plant closures, during 2003 the Company reduced headcount in many other areas throughout the Company.

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

The Company recorded $0.1 million of equity expense and $0.4 million of equity income in its Coastal Fabrication joint venture in 2003 and 2002, respectively. The Company also received $0.8 million and $0.5 million of cash dividend distributions from the joint venture in 2003 and 2002, respectively. On February 27, 2004, the Company’s Coastal Fabrication joint venture executed an agreement to redeem the joint venture partner’s 50 percent equity interest for cash consideration of $0.2 million and the possibility of additional consideration being paid based upon the number of direct labor manufacturing hours performed at the Company’s New Iberia, Louisiana facility during 2004. As a result of the elimination of the joint venture partner and the assumption of 100 percent of control by the Company, the Company is consolidating the operating results of Coastal Fabrication subsequent to February 27, 2004.

On July 3, 2003, the Company sold certain assets and liabilities of its former Greenville Tube, LLC stainless steel tubing business, which the Company previously reported as a component of its Energy and Chemicals operating segment. The Company received gross proceeds of $15.5 million, consisting of $13.5 million in cash and $2.0 million in a long-term subordinated note, and recorded a gain of $3.7 million in July 2003. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the assets of its stainless steel tubing business as assets held for sale on its consolidated balance sheet as of December 31, 2002 and the operating results of this business as a discontinued operation on its consolidated statements of operations for the nine-month period ended September 30, 2003 and the year ended December 31, 2002.

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

Net interest expense for 2003 was $11.3 million compared with $17.6 million for 2002, decreasing significantly due to the refinancing of the Company’s debt. The Company recorded interest expense on amounts outstanding under the term loan portion and revolving credit loan portion of the Old Credit Facility and under the Incremental Revolving Credit Facility until July 8, 2003, the date the Company filed its Chapter 11 petitions, but not thereafter. As a result, interest expense for the three and nine-month periods ended September 30, 2003 does not include approximately $3.8 million that would have been payable under the terms of these facilities had the Company not filed for Chapter 11 protection.

The Old Credit Facility required the Predecessor Company to enter into two interest rate derivative contracts (collars) in March 1999 to manage interest rate risk exposure relative to the term loan portions of the Old Credit Facility. One of these collars expired and was settled on June 28, 2002. The other collar, in the amount of $25.5 million at December 31, 2003, continues to be outstanding after the bankruptcy and expires in March 2006. The fair value of the contract related to the collar outstanding at December 31, 2003 was a liability of $1.2 million and was recorded in accrued interest. The change in fair value of the contracts related to the collars during 2003 and 2002 of $0.3 million and $1.6 million, respectively, was recorded in derivative contracts valuation expense. The Company’s interest rate collars do not qualify as hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires such collars to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statement of operations.

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

The Company recorded income tax expense of $2.9 million and $11.1 million in 2003 and 2002, respectively. The 2003 income tax expense of $2.9 million primarily reflects the income tax expense associated with foreign earnings, the charge for Fresh-Start accounting adjustments and a reduction in tax accruals for prior tax periods. The income tax benefit on the Company’s 2002 pre-tax loss was completely offset by a charge of $32.6 million to increase the valuation allowance.

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

Liquidity and Capital Resources

Sources and Uses of Cash: Cash provided by operations was $35.1 million, $24.5 million and $5.3 million in 2004, 2003 and 2002, respectively. The 2004 cash flow from operations is primarily a result of improved performance of the business due to increased sales, realized savings due to continued restructuring efforts and the Company’s successful reorganization under the Bankruptcy Code enabling it to return to normal payment terms with most of its vendors, rather than the cash on delivery and other accelerated payment terms the Company was required to use in 2003. These efforts all contributed to the positive cash earnings and cash provided by working capital improvements that occurred in 2004, which management believes should continue in 2005. These positive cash flows were partially offset by increased inventory levels, particularly at the Biomedical segment. The increase is a result of a build-up of inventory to ensure uninterrupted service to customers during the transfer of operations from the Burnsville, Minnesota manufacturing facility to the Canton, Georgia manufacturing facility. During 2005, management expects this inventory level to be reduced to near the pre-build-up level. The Company’s 2003 operating cash flow was generated primarily from the reduction of inventory levels and cost reductions due to manufacturing facility closures. The Company’s 2002 operating cash flow resulted primarily from the receipt of an income tax refund of $9.3 million, due to a change in the tax law allowing a five-year carry-back of net operating losses, as the Company managed its normal working capital requirements to an approximately neutral position in 2002.

Capital expenditures in 2004, 2003 and 2002 were $9.4 million, $2.4 million and $2.9 million, respectively. The 2004 capital expenditures included the expansion of the Canton, Georgia facility to accommodate the transfer of medical manufacturing to that facility, the expansion of the Company’s operations in China and reinvestment into other facilities. The Company limited its capital expenditures in 2003 and 2002 to a maintenance level in order to conserve cash. The Company expects capital expenditures in 2005 to be in the range of $12.0 million to $14.0 million, with these expenditures occurring evenly throughout the year, as the Company continues to reinvest in its remaining facilities, finish the expansion of the Canton, Georgia facility, expand the artificial insemination warehouse and production line in New Prague, Minnesota and complete the construction of a new manufacturing and office facility in China.

The Company received cash proceed on the sale of assets of $6.1 million in 2004 compared with $16.1 million in 2003. The cash proceeds received in 2004 include $4.3 million from the sale of the Burnsville, Minnesota facility, $0.6 million from the sale of a vacant building and parcel of land at the New Prague, Minnesota facility, $1.1 million from the sale of equipment at the Plaistow, New Hampshire facility and $0.1 million from the sale of equipment at the Denver, Colorado facility. The cash proceeds received in 2003 include $13.6 million from the sale of certain assets and liabilities of the former Greenville Tube LLC stainless steel tubing business and $2.5 million from the sale of assets related to the closure of the Columbus, Ohio and Costa Mesa, California facilities.

In 2004, the Company used $1.9 million of cash for its debt restructuring initiatives including costs associated with the reorganization, compared with $12.6 million and $6.7 million used in 2003 and 2002. The Company was required to delay until January 2004, when their fee applications were approved by the U.S. Bankruptcy Court, payments of approximately $1.2 million in bankruptcy related fees to various professional service providers. The majority of the cash used in 2003 was for various professional service firms, primarily bankruptcy attorneys and financial advisors, who assisted the Company with the Chapter 11 reorganization process. The majority of the cash used in 2002 was for payments to the Company’s senior lenders for various amendments to the Old Credit Facility.

In 2004, the Company paid $33.1 million to reduce its long-term debt. This amount included voluntary prepayments made on April 30, 2004, September 27, 2004 and December 31, 2004, of $10 million, $12 million and $8 million respectively, on the term loan portion of its new term loan agreement and revolving credit facility (collectively the “Credit Facility”). The prepayments were made due to the significant amount of cash provided by the operating activities in 2004, and management’s belief that cash forecasted from operations and the ability to borrow cash, if necessary, would be sufficient to satisfy its working capital, capital expenditure, restructuring and debt-related cash requirements for 2004 and 2005. Each prepayment reduced all future scheduled quarterly amortization payments on a pro-rata basis.

The Company generated $5.0 million of cash flow from operating activities in the three months ended December 31, 2003 and forecasted it would build a large cash balance. Additionally, the Company believed that cash forecasted to be generated by operations and the ability to borrow cash, if necessary, under the revolving credit portion of its credit facility, was be sufficient to satisfy its working capital, capital expenditure, restructuring and debt-related cash requirements for 2004. As a result, in December 2003 the Company made a $10.0 million prepayment on the term loan portion of its Credit Facility. The prepayment reduced all future scheduled quarterly amortization payments on a pro-rata basis.

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

At December 31, 2004, the Company had borrowings outstanding of $79.4 million under the term loan portion of the Credit Facility, letters of credit outstanding and bank guarantees totaling $19.3 million supported by the revolving credit line portion of the Credit Facility. As of December 31, 2004, the Company was in compliance with all of the required financial covenants.

Cash Requirements: The Company does not anticipate any unusual cash requirements for working capital needs in 2005. In order to complete its operational restructuring activities, particularly the closures of the Burnsville, Minnesota facility, the

Company forecasts that it will use approximately $0.5 million of cash, excluding capital expenditure requirements discussed above, for one-time employee termination benefits, contract termination costs and other associated facility closure costs in 2005. Based upon current actuarial estimates, the Company also expects to contribute approximately $1.0 million in cash to its four defined benefit pension plans in 2005 to meet ERISA minimum funding requirements. In addition, the Company expects to pursue acquisitions in 2005 that would require additional use of cash and borrowing on the revolving credit facility or additional borrowing outside the existing revolving credit facility.

The Company’s known contractual obligations as of December 31, 2004 and cash requirements resulting from those obligations are as follows:

	Payments Due by Period
	(Dollars in thousands)
	Total	2005	2006 – 2007	2008 – 2009
Long-term debt	$79,411	$3,005	$7,292	$69,114
Operating leases	1,904	929	745	230

Total contractual cash obligations	$81,315	$3,934	$8,037	$69,344

The Company’s commercial commitments as of December 31, 2004, which include letters of credit and bank guarantees, represent potential cash requirements resulting from contingent events that require performance by the Company or its subsidiaries pursuant to funding commitments, and are as follows:

	Total	2005	2006 – 2007
	(Dollars in thousands)
Standby letters of credit	$18,708	$15,766	$2,942
Guarantees	332	332	0

Total commercial commitments	$19,040	$16,098	$2,942

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by CHEL, and all heat exchanger manufacturing is being conducted at the Company’s LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. Additionally, CHEL’s net pension plan obligations increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in an estimated plan deficit of approximately $12 million. Based on the Company’s financial condition, in March 2003 it determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL did not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a United Kingdom pension regulatory board, which approved the wind-up as of March 28, 2003. At the present time, the Company is unable to determine the final financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related termination of the Company’s United Kingdom pension plan. CHEL’s administrator has asserted certain claims on behalf of CHEL against the Company related to the insolvency matter and the Company can provide no assurance that further claims will not be asserted against the Company for pension or other obligations of CHEL related to this matter. To the extent the Company has significant liability with respect to CHEL’s obligations as a result of CHEL’s insolvency, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

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

Under the Reorganization Plan, the Company’s former stockholders were entitled to receive their respective shares of New Common Stock and New warrants (collectively, together with New Common stock, “New Equity”) upon surrendering to the Company their stock certificates representing the cancelled Company common stock no later that September 15, 2004 in accordance with written instructions distributed by the Company. The terms of the Reorganization Plan required that any certificates representing cancelled common stock be surrendered by September 15, 2004 and provided that all New Equity distribution to the holders of such certificates that were not surrendered by September 15, 2004 be cancelled and be of no further force or effect. On September 16, 2004, 1,431 shares of New Common stock and 1,519 New Warrants were cancelled in accordance with these terms of the Reorganization Plan.

On March 19, 2004, the Company granted 435,701 options to purchase shares of the Company’s new common stock (the “New Options”) with an exercise price of $13.89 per share when the closing market price of the Company’s common stock was $28.00 per share. These non-qualified stock options are exercisable for a period of 10 years and have two different vesting schedules: 319,701 options vest in equal annual installments over a four-year period and 116,000 options vest over a 45-month period commencing April 1, 2004 based upon the achievement of specific operating performance goals during that 45-month period as determined by the Compensation Committee of the Board of Directors. The 319,701 New Options on the time-based vesting schedule are being accounted for as a fixed compensatory plan under APB 25. For these options, the Company expects to record $4,313 as compensation expense over the vesting period based on the $14.11 difference between the closing market price and the exercise price on the date of grant. The 116,000 New Options on the performance-based vesting schedule are being accounted for as a variable compensatory plan under APB 25. For these options, the Company will record compensation expense over the vesting period based upon the difference between the closing market price of the Company’s stock and the exercise price at each balance sheet measurement date, and the Company’s estimate of the probable number of options that will ultimately vest based upon actual and estimated performance in comparison to the performance targets.

As of December 31, 2004, 14,000 New Options on the time based vesting schedule and 14,000 New Options on the performance based vesting schedule have been cancelled, and 42,000 additional New Options on the time based vesting schedule and 30,000 additional New Options on the performance based vesting schedule have been issued at the closing market price on the date of grant. The 42,000 New Options with the time based vesting schedule are being accounted for as a fixed plan under APB 25. For these options, the Company will record no compensation expense since the exercise price was equal to the market price at the date of grant. The 30,000 New Options with the performance based vesting schedule are being accounted for as a variable compensatory plan under APB 25 and the Company will record compensation expense using the same method as the initial 116,000 performance based options.

In 2005, the Company is required to adopt SFAS No. 123 (revised 2004) “Share-Based Payments.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the pro forma disclosure option allowed under SFAS No. 123. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial position or results of operations.

The New Options generally may not be transferred, and any shares of stock that are acquired upon exercise of the New Options generally may not be sold, transferred, assigned or disposed of except under certain predefined liquidity events or in the event of a change in control. For the year ended December 31, 2004, the Company recorded $1.1 million in compensation expense related to the time-based vesting New Options and $0.9 million in compensation expense related to the performance-based vesting New Options.

The Company did not pay any dividends in 2004, 2003 or 2002. The Credit Facility prohibits the Reorganized Company from paying cash dividends on shares of its capital stock, but permits the Company to pay dividends payable in shares of common stock upon the approval of the Company’s Board of Directors. No assurance can be given as to whether dividends will be declared in the future, and if declared, the amount and timing of such dividends. The Company has no present intention of paying cash or stock dividends to its shareholders in the future.

In November 1996, the Board of Directors authorized a program to repurchase 2,250,000 shares of the Predecessor Company’s common stock. The Predecessor Company acquired 242,700 and 130,400 shares in the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively, under the program to provide shares of common stock for use in making the Predecessor Company’s employer match contribution under its defined contribution pension plan. The Company discontinued this repurchase program in 2003.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Contingencies

The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its operating facilities, and accrues for these activities when commitments or remediation plans have been developed and when costs can be reasonably estimated. Historical annual cash expenditures for these activities have been less than $0.5 million, and have been charged against the related environmental reserves. Future expenditures relating to these environmental remediation efforts are expected to be made over the next ten years as ongoing costs of remediation programs. Management believes that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations.

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

In 2004, the Company, as part of the Plaistow, New Hampshire manufacturing facility closure, withdrew from the multi-employer pension plan related to the Plaistow employees. The Company has recorded a related estimated withdrawal liability of $0.2 million at December 31, 2004. Any additional liability in excess of amount accrued is not expected to have a material adverse impact on the Company’s financial position, liquidity, cash flow or results of operations.

The Company is occasionally subject to various other legal actions related to performance under contracts, product liability and other matters, several of which actions claim substantial damages, in the ordinary course of its business. Based on the Company’s historical experience in litigating these actions, as well as the Company’s current assessment of the underlying merits of the actions and applicable insurance, the Company believes the resolution of these other legal actions will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations.

Foreign Operations

During 2004, the Company had operations in Australia, China, the Czech Republic, Germany and the United Kingdom, which accounted for 23.6 percent of consolidated revenues and 17.1 percent of total assets at December 31, 2004. Functional currencies used by these operations include the Australian Dollar, the Chinese Renminbi Yuan, the Czech Koruna, the Euro and the British Pound. The Company is exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by the Company’s domestic operations in currencies other than the U.S. Dollar. The majority of these functional currencies and the other currencies in which the Company records transactions are fairly stable. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled the Company to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations in their value as compared to the U.S. Dollar.

Application of Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. Fresh-Start accounting required the selection of appropriate accounting policies for the Reorganized Company. The significant accounting policies previously used by the Predecessor Company have generally continued to be used by the Reorganized Company. As of September 30, 2003, the Company changed its method of accounting for inventories at sites of the Company’s Chart Heat Exchangers Limited Partnership legal entity and former Process Systems, Inc. legal entity from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method since the value of inventory on the LIFO method was approximately equal to the value on a FIFO basis. Management believes the following are some of the more critical judgmental areas in the application of its accounting policies that affect its financial position and results of operations.

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

A significant element in determining the Company’s pension expense in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed that the expected long-term rate of return on plan assets as of December 31, 2004 will be 8.25 percent. These expected return assumptions were developed using a simple averaging formula based upon the plans’ investment guidelines and the historical returns of equities and bonds as indicated by the SEC in their 2003 study on average annual returns. Over the long term, the investment strategy employed with the Company’s pension plan assets has earned in excess of such rates; therefore, the Company believes its assumptions are reasonable. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension expense. The plan assets have earned a rate of return substantially less than the assumed rates in the last two years. Should this trend continue, future pension expense will likely increase.

At the end of each year, the Company determines the rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency. At December 31, 2004, the Company determined this rate to be 5.75 percent. Changes in discount rates over the past three years have not materially affected pension expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS No. 87.

At December 31, 2004, the Company’s consolidated net pension liability recognized was $11.1 million, an increase from $10.1 million at December 31, 2003. The increase is principally due to the reduction in the estimated discount rate used to determine the plan liabilities from 6.25 percent in 2003 to 5.75 percent in 2004. For the year ended December 31, 2004, the Company recognized consolidated pretax pension expense of $0.8 million, down from $2.0 million in 2003. The decrease in 2004 pension expense is primarily due to the elimination of amortization of prior service costs at September 30, 2003 as part of Fresh Start Accounting. The Company currently expects that pension expense in 2005 will be at approximately the same level as 2004.

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

Effective January 1, 2004, the Company adopted SFAS No. 132 (Revised) (“Revised SFAS No. 132”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” Revised SFAS No. 132 retains disclosure requirements in the original SFAS No. 132 and requires additional disclosures to assets, obligations, cash flows and net periodic benefit cost.

Effective September 30, 2004, the Company adopted EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting Investments Other Than Common Stock.” EITF No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF no. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The adoption of EITF No.02-14 did not have a material impact on the Company’s financial position or results of operations.

Recently Issued Accounting Standards

In December 2004, the FASB issued FASB Staff Position (FSP”) FSP No. 109-1, “Application for FASB Statement No 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs

Creation Act of 2004.” FSP 109-1 is intended to clarify that the domestic manufacturing deduction should be accounted for as a special deduction (rather than a rate reduction) under SFAS No. 109, “Accounting for Income Taxes.” A special deduction is recognized under SFAS 109 as it is earned. The Company is currently evaluating the effect the adoption of FSP 109-1 will have on the Company’s financial position or results of operations.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board (“APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS no. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the pro forma disclosure option allowed under SFAS N0. 123. All public companies must adopt the new standard, including those companies that previously adopted FAS 123. SFAS No. 123(R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Currently, the Company uses the intrinsic value based method prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2004. The Company is currently evaluating the effect the adoption of SFAS No. 151 will have on the Company’s financial position or results of operations.

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

Current Economic Conditions: Certain of the Company’s core businesses underperformed over the past few years prior to 2004. While the Company experienced an upturn in 2004 in the various markets its core businesses served, there can be no assurance that such an upturn will continue or that the businesses’ performance will be markedly better in 2005. In addition, current world economic and political conditions may reduce the willingness of the Company’s customers and prospective customers to commit funds to purchase its products and services.

Success of Operational Restructuring Improvements: The Company believes the operational restructuring activities and facility closures it has in process ultimately will continue to result in operational savings for the Company. The Company, however, cannot provide any certainty as to the timing and amount of true savings. Certain factors, including unanticipated closure costs and negative employee reactions, could affect the timing and amount of these operational savings.

Insolvency Proceeding of the Company’s Subsidiary: On March 28, 2003, the Company’s CHEL subsidiary, which previously operated the closed Wolverhampton, United Kingdom manufacturing facility, filed for a voluntary administration under the U.K. Insolvency Act 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. Additionally, CHEL’s net pension plan obligations increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in an estimated plan deficit of approximately $12 million. Based on the Company’s financial condition, in March 2003 it determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL did not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan terminated this plan in April 2003. CHEL ‘s administrator has asserted certain claims on behalf of CHEL against the Company related to the insolvency matters, and the Company can provide no assurance that further claims will not be asserted against the Company for pension or other obligations of CHEL related to these matters. To the extent the Company has significant liability with respect to CHEL’s obligations, such liability could have a material adverse impact on the Company’s liquidity and its financial position as a result of CHEL’s insolvency.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company’s operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company’s primary interest rate risk exposure results from the current Credit Facility’s various floating rate pricing mechanisms. The Old Credit Facility required the Company to enter into two interest rate derivative contracts (collars) in March 1999 to manage interest rate risk exposure. One of these collars continues to be outstanding after the bankruptcy and expires in March 2006. The fair value of the contract related to the interest rate collar outstanding at December 31, 2004 is a liability of $0.3 million. If interest rates were to increase 200 basis points (2 percent) from December 31, 2004 rates, and assuming no changes in debt from the December 31, 2004 levels, the additional annual expense would be approximately $1.6 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound, the Czech Koruna and the Euro. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign exchange forward contracts at December 31, 2004, the result would be a loss in fair value of approximately $0.2 million.

8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Chart Industries, Inc.

We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the twelve months ended December 31, 2004, the three months ended December 31, 2003, the nine months ended September 30, 2003 and the one year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the twelve months ended December 31, 2004, the three months ended December 31, 2003, the nine months ended September 30, 2003 and the one year period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

March 23, 2005

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	Reorganized Company
	December 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$14,814	$18,600
Accounts receivable, net	45,744	39,806
Inventories, net	47,777	34,788
Unbilled contract revenue	10,528	11,373
Prepaid expenses	2,119	2,014
Other current assets	14,840	16,596
Assets held for sale	3,567	550

Total Current Assets	139,389	123,727

Property, plant and equipment, net	41,993	45,762
Reorganization value in excess of amounts allocable to identifiable assets	75,110	76,540
Identifiable intangible assets, net	48,472	51,281
Other assets, net	2,116	2,327

TOTAL ASSETS	$307,080	$299,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,789	$22,297
Customer advances and billings in excess of contract revenue	15,181	7,250
Accrued salaries, wages and benefits	16,148	12,086
Warranty reserve	2,812	3,208
Other current liabilities	12,353	13,125
Current maturities of long-term debt	3,005	3,480

Total Current Liabilities	76,288	61,446

Long-term debt	$76,406	109,081
Other long-term liabilities	38,746	38,303

Shareholders’ Equity
Common stock of Reorganized Company, par value $.01 per share – 9,500,000 shares authorized, 5,358,183 and 5,325,331 shares issued at December 31, 2004 and 2003 respectively	54	53
Additional paid-in capital	90,652	89,812
Retained earnings	22,631	31
Accumulated other comprehensive income	2,303	911

	115,640	90,807

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$307,080	$299,637

*	See accompanying notes to these consolidated financial statements, including Note A – Nature of Operations and Summary of Significant Accounting Policies, describing the Reorganized Company and Predecessor Company. The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Years Ended December 31, 2002
Sales	$305,576	$68,570	$197,017	$276,353
Cost of sales	211,770	52,509	141,240	205,595

Gross profit	93,806	16,061	55,777	70,758

Selling, general and administrative expense	53,374	14,147	44,211	65,679
Goodwill impairment charge				92,379
Employee separation and plant closure costs	3,169	1,010	882	13,887
Loss on insolvent subsidiary			13,682
Equity loss (income) in joint venture	51	41		(369)

	56,594	15,198	58,775	171,576

Operating income (loss)	37,212	863	(2,998)	(100,818)

Other income (expense):
(Loss) gain on sale of assets	(133)	57	4,753	1,420
Interest expense, net	(4,760)	(1,390)	(9,911)	(17,612)
Financing costs amortization			(1,653)	(3,159)
Derivative contracts valuation income (expense)	48	46	(389)	(1,564)
Foreign currency gain (loss)	465	350	(287)	(1,081)
Reorganization items, net			5,677

	(4,380)	(937)	(1,810)	(21,996)

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	32,832	(74)	(4,808)	(122,814)
Income tax expense (benefit):
Current	8,031	(751)	(1,953)	953
Deferred	2,103	626	5,000	10,183

	10,134	(125)	3,047	11,136

Income (loss) from continuing operations before minority interest and cumulative effect of change in accounting principle	22,698	51	(7,855)	(133,950)
Minority interest, net of taxes	(98)	(20)	(63)	(52)

Income (loss) from continuing operations	22,600	31	(7,918)	(134,002)
Income from discontinued operation			833	3,217

Net income (loss)	$22,600	$31	$(7,085)	$(130,785)

Net income (loss) per common share – basic
Income (loss) from continuing operations	$4.22	0.01	(0.30)	(5.35)
Income from discontinued operation			0.03	0.13

Net income (loss) per common share – basic	$4.22	$0.01	$(0.27)	$(5.22)

Net income (loss) per common share – assuming dilution:
Income (loss) from continuing operations	$4.10	$0.01	$(0.30)	$(5.35)
Income from discontinued operation			0.03	0.13

Net income (loss) per common share – assuming dilution	$4.10	$0.01	$(0.27)	$(5.22)

Shares used in per share calculations – basic	5,351	5,325	26,336	25,073

Shares used in per share calculation – assuming dilution	5,516	5,325	26,336	25,073

*	See accompanying notes to these consolidated financial statements, including Note A – Nature of Operations and Summary of Significant Accounting Policies, describing the Reorganized Company and Predecessor Company. The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity (Deficit)
	Shares Outstanding	Amount
	(Dollars and shares in thousands, except per share amounts)
Balance at January 1, 2002	24,808	$249	$42,832	$14,699	$(7,670)	$(770)	$49,340
Net loss				(130,785)			(130,785)
Other comprehensive income (loss):
Foreign currency translation adjustment					6,828		6,828
Minimum pension liability adjustment, net of taxes					(9,957)		(9,957)

Comprehensive loss							(133,914)
Treasury stock acquisitions	(130)					(219)	(219)
Stock options, including tax benefit	3		(7)			10	3
Contribution of stock to employee benefit plans	873	8	1,012			198	1,218
Issuance of warrants to lenders			1,957				1,957
Other			(2)				(2)

Balance at December 31, 2002	25,554	257	45,792	(116,086)	(10,799)	(781)	(81,617)
Net loss				(7,085)			(7,085)
Other comprehensive income:
Foreign currency translation adjustment					7,532		7,532

Comprehensive income							447
Treasury stock acquisitions	(232)					(111)	(111)
Issuance of new common shares	5,325	53	89,812				89,865
Contribution of stock to employee benefit plans	944	9	328			6	343
Issuance of warrants to lenders			430				430
Fresh-Start accounting adjustments	(26,266)	(266)	(46,550)	123,180	3,267	886	80,517
Other				(9)			(9)

Balance at September 30, 2003	5,325	53	89,812				89,865
Net income				31			31
Other comprehensive income (loss):
Foreign currency translation adjustment					914		914
Minimum pension liability adjustment					(3)		(3)

Comprehensive income							942

Balance at December 31, 2003	5,325	53	89,812	31	911		90,807
Net income				22,600			22,600
Other comprehensive income (loss):
Foreign currency translation adjustment					2,635		2,635
Minimum pension liability adjustment, net of taxes					(1,243)		(1,243)

Comprehensive income							23,992
Issuance of common shares	33	1	840				841

Balance at December 31, 2004	5,358	$54	$90,652	$22,631	$2,303		$115,640

*	See accompanying notes to these consolidated financial statements, including Note A – Nature of Operations and Summary of Significant Accounting Policies, describing the Reorganized Company and Predecessor Company. The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Reorganized Company*		Predecessor Company*
	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Net income (loss) from continuing operations	$22,600	$31	$(7,918)	$(134,002)

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Reorganization items, net			(5,677)
Reorganization value in excess of amounts allocable to identifiable assets	1,430
Loss on insolvent subsidiary			13,682
Financing costs amortization			1,653	3,159
Employee stock and stock option related compensation expense	2,433
Debt restructuring-related fees expensed			6,046	4,911
Employee separation and plant closure costs	177		456	3,858
Loss (gain) on sale of assets	133	(57)	(4,753)	(1,420)
Goodwill impairment charge				92,379
Depreciation and amortization	8,490	2,225	7,607	11,372
Equity loss (income) from joint venture	51	41		(369)
Foreign currency transaction (gain) loss	(465)	(350)	287	1,081
Minority interest	198	34	105	83
Deferred income tax expense	2,103	626	5,000	10,183
Contribution of stock to employee benefit plans			343	2,093
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(4,661)	(3,027)	2,486	2,126
Inventory and other current assets	(8,663)	7,118	5,270	(1,194)
Accounts payable and other current liabilities	4,602	(1,838)	(1,527)	1,550
Income tax refund				9,258
Customer advances and billings in excess of contract revenue	6,631	185	(3,594)	181

Net Cash Provided By Operating Activities	35,059	4,988	19,466	5,249

INVESTING ACTIVITIES
Capital expenditures	(9,379)	(518)	(1,907)	(2,856)
Dividends received from joint venture			790	492
Proceeds from sale of assets	6,057		16,075	2,300
Other investing activities	5	672	143	1,352

Net Cash (Used In) Provided By Investing Activities	(3,317)	154	15,101	1,288

FINANCING ACTIVITIES
Borrowings on revolving credit facilities	1,742	4,151	20,359	46,354
Payments on revolving credit facilities	(1,742)	(6,775)	(21,614)	(48,634)
Principal payments on long-term debt	(33,148)	(10,840)	(1,199)	(6,657)
Debt restructuring-related fees paid	(1,882)		(12,583)	(6,733)
Payments on interest rate collars	(805)	(512)	(759)	(1,750)
Proceeds from sale of stock	400
Purchases of treasury stock			(111)	(219)
Other financing activities	(309)			25

Net Cash Used In Financing Activities	(35,744)	(13,976)	(15,907)	(17,614)

Cash flow (used in) provided by continuing operations	(4,002)	(8,834)	18,660	(11,077)
Cash flow provided by discontinued operation			1,592	5,219

Net (decrease) increase in cash and cash equivalents	(4,002)	(8,834)	20,252	(5,858)
Effect of exchange rate changes on cash	216	(381)	338	1,282
Cash and cash equivalents at beginning of period	18,600	27,815	7,225	11,801

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,814	$18,600	$27,815	$7,225

*	See accompanying notes to these condensed consolidated financial statements, including Note A – Nature of Operations and Summary of Significant Accounting Policies, describing the Reorganized Company and Predecessor Company. The accompanying notes are an integral part of these consolidated financial statements.

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Investments in affiliates where the Company’s ownership is between 20 percent and 50 percent, or where the Company does not have control but has the ability to exercise significant influence over operations or financial policy, are accounted for under the equity method. The Company’s Chart Heat Exchangers Limited (“CHEL”) subsidiary, which is 100 percent owned by the Company, filed for a voluntary administration under the U.K. Insolvency Act of 1986 on March 28, 2003, as more fully described in Note F to the consolidated financial statements. Because CHEL is not under the control of the Company subsequent to March 28, 2003, the consolidated financial statements do not include the accounts or results of CHEL subsequent to March 28, 2003.

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

Changes to Significant Accounting Policies: As part of the provisions of SOP 90-7, the Reorganized Company was required to adopt on September 30, 2003 all accounting guidance that was going to be effective within the twelve-month period following September 30, 2003. Additionally, Fresh-Start accounting required the selection of appropriate accounting policies for the Reorganized Company. The significant accounting policies previously used by the Predecessor Company have generally continued to be used by the Reorganized Company. As of September 30, 2003, the Company changed its method of accounting for inventories at sites of the Company’s Chart Heat Exchangers Limited Partnership legal entity and former Process Systems, Inc. legal entity from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method since the value of inventory on the LIFO method was approximately equal to the value on a FIFO basis.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies — Continued

The following table reflects the reorganization adjustments to the Reorganized Company’s consolidated balance sheet at September 30, 2003.

	Predecessor Company September 30, 2003	Fresh-Start Fair Value Adjustments		Fresh-Start Tax Adjustments		Fresh-Start Equity Adjustments		Reorganized Company September 30, 2003
ASSETS

Current Assets
Cash and cash equivalents	$30,995	$(3,180	)A					$27,815
Accounts receivable, net	37,316	(1,212	)B					36,104
Inventories, net	38,741	3,528	C					42,269
Other current assets	26,219	(5,710	)D	$8,177	P			28,686
Assets held for sale	550							550

Total Current Assets	133,821	(6,574)		8,177				135,424

Property, plant and equipment, net	46,079	317	E					46,396
Goodwill, net	74,977	(74,977	)F
Reorganization value						$76,540	G	76,540
Identifiable intangible assets, net	7,136	44,847	E					51,983
Other assets, net	3,796	(1,217	)H					2,579

TOTAL ASSETS	$265,809	$(37,604)		$8,177		$76,540		$312,922

LIABILITIES & SHAREHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$18,277	$3,357	A					$21,634
Customer advances and billings in excess of contract revenue	6,830							6,830
Accrued expenses and other current liabilities	32,123	(456	)I	$(882	)P			30,785
Current maturities of long-term debt	258,221	(254,746	)J					3,475

Total Current Liabilities	315,451	(251,845)		(882)				62,724

Long-term debt	3,537	119,000	J					122,537
Other long-term liabilities	28,015	(4,278	)K	14,059	P			37,796

Shareholders’ (Deficit) Equity

Common stock – Reorganized Company		50	J			$3	M	53
Common stock – Predecessor Company	266					(266	)L
Additional paid-in-capital – Reorganized Company		85,321	J			4,491	M	89,812
Additional paid-in-capital – Predecessor Company	46,550					(46,550	)L
Retained deficit	(123,857)	5,677	N	(5,000	)P	123,180	L
Accumulated other comprehensive (loss) income	(3,267)	8,471	O			(5,204	)L
Treasury stock	(886)					886	L

Shareholders’ (Deficit) Equity	(81,194)	99,519		(5,000)		76,540		89,865

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$265,809	$(37,604)		$8,177		$76,540		$312,922

A	Professional fees paid and accrued related to the reorganization process
B	Adjustment to accounts receivable allowance for doubtful accounts due to change in accounting policy
C	Adjustment of $5,368 to record income earned by the Predecessor Company related to the manufacturing effort for work-in-process and finished goods inventory, $70 reversal of the LIFO inventory reserve due to the Company’s election to change from LIFO to FIFO accounting for inventories and an increase of $1,910 in the reserve for slow moving and obsolete inventory (collectively, the adjustment to inventory to reflect fair value)
D	Adjustment to write-off deferred financing costs related to the Predecessor Company’s senior debt
E	Adjustments to record fixed assets and identifiable intangible assets at fair values determined by an independent valuation specialist

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

Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The December 31, 2004 and 2003 balances include money market investments and cash.

Concentrations of Credit Risks: The Company sells its products to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing industries in countries all over the world. Approximately 52 percent, 49 percent and 33 percent of sales were destined to be used in foreign countries in 2004, 2003 and 2002, respectively. While no single customer exceeded ten percent of consolidated sales in 2004, 2003 or 2002, sales to the Company’s top ten customers accounted for 45 percent, 43 percent and 41 percent of consolidated sales in 2004, 2003 and 2002, respectively. The Company’s sales to particular customers fluctuate from period to period, but the gas producer customers of the Company’s Energy and Chemicals segment tend to be a consistently large source of revenue for the Company. To minimize credit risk

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies — Continued

from trade receivables, the Company reviews the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitors the financial condition of customers to help ensure timely collections and to minimize losses. Additionally, for certain domestic and foreign customers, particularly in the Energy and Chemicals segment, the Company requires advance payments, letters of credit and other such guarantees of payment. Certain customers also require the Company to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order.

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

Allowance for Doubtful Accounts: The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. The Company also records allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. Bad debt (recoveries) expense totaled $(278) for the year ended December 31, 2004, $128 for the three months ended December 31, 2003, $(159) for the nine-months ended September 30, 2003 and $1,595 for the year ended December 31, 2002.

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method at December 31, 2004 and 2003. The components of inventory are as follows:

	December 31,
	2004	2003
Raw materials and supplies	$22,896	$15,143
Work in process	16,918	11,761
Finished goods	7,963	7,884

	$47,777	$34,788

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

Property, Plant and Equipment: At September 30, 2003, property, plant and equipment were recorded at fair value as part of Fresh-Start accounting. The estimated depreciable lives were adjusted to reflect the estimated remaining useful life of each asset and all existing accumulated depreciation was eliminated. Subsequent to September 30, 2003, all capital expenditures for property, plant and equipment are stated on the basis of cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, whereas major improvements are capitalized. The cost of applicable assets is depreciated over their estimated useful lives. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense was $5,681 for the year ended December 31, 2004, $1,523 for the three-months ended December 31, 2003, $6,441 for the nine months ended September 30, 2003 and $9,682 in 2002. The following table summarizes the components of property, plant and equipment:

		December 31,
Classification	Expected Useful Life	2004	2003
Land and buildings	20-35 years (buildings)	$24,264	$28,547
Machinery and equipment	3-12 years	21,917	17,083
Computer equipment, furniture and fixtures	3-7 years	2,823	2,073
Construction in process		2,476	267

		51,480	47,970
Less accumulated depreciation		(9,487)	(2,208)

Total property, plant and equipment, net		$41,993	$45,762

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A—Nature of Operations and Summary of Significant Accounting Policies—Continued

In 2004, the Company reduced Reorganization Value by $1,430, in accordance with SOP 90-7, related to certain tax elections made during the finalization of its 2003 corporate tax return filed in September 2004 related to the nine-month period ended September 30, 2003, the date of adoption for Fresh-Start accounting.

The company performed its annual impairment test of the Reorganization Value and other indefinite lived intangible assets as of October 1, 2004 using discounted cash flow techniques. These tests resulted in the fair value of all three business segments being greater that its carrying value including Reorganization Value, which indicated the Reorganization Value was not impaired.

The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets.

		December 31, 2004		December 31, 2003
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets
Unpatented technology	9 years	$3,305	$(450)	$3,305	$(90)
Patented technology	12 years	3,729	(441)	3,729	(88)
Patents	5 years	540	(125)	540	(25)
Customer Base	13 years	23,960	(2,495)	23,960	(499)

		$31,534	$(3,511)	$31,534	$(702)

Indefinite-lived intangible assets
Reorganization value in excess of amounts allocable to identifiable assets		$75,110		$76,540
Trademarks and trade names		20,449		20,449

		$95,559		$96,989

Amortization expense for intangible assets subject to amortization was $2,809 for the year ended December 31, 2004, $702 for the three months ended December 31, 2003, $1,166 for the nine months ended September 30, 2003 and $1,690 in 2002, and is estimated to be approximately $2,800 annually for fiscal years 2005 through 2008.

Effective May 15, 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which rescinds, amends and clarifies certain previously issued FASB statements. Initial adoption of SFAS No. 144 and No. 145 had no effect on the Company’s financial statements.

Financial Instruments: The fair values of cash equivalents, accounts receivable and short-term bank debt approximate their carrying amount because of the short maturity of these instruments. The fair value of long-term debt is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under such method the Company’s long-term debt approximated its carrying value at December 31, 2004 and 2003.

Derivative Instruments: The Company utilizes certain derivative financial instruments to enhance its ability to manage risk, including interest rate risk and foreign currency risk that exists as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument.

The Company’s primary interest rate risk exposure results from various floating rate pricing mechanisms in the Company’s consolidated term loan and revolving credit facility. This interest rate risk is partially managed by the use of an interest rate derivative contract relating to a portion of the term debt. The interest rate derivative contract is generally described as a collar and results in putting a cap on the base LIBOR interest rate at approximately 7.0 percent and a floor at approximately 5.0 percent on certain portions of the Company’s floating rate term debt. The Predecessor Company was required to enter into two interest rate collars in March 1999 to manage interest rate risk exposure relative to its term debt. One of these collars expired and was settled on June 28, 2002. The other collar, in the amount of $19,078 at December 31, 2004, continues to be outstanding after the bankruptcy and expires in March 2006. The Company’s interest rate collars do not qualify as a hedge under the provisions of SFAS No. 133, which requires such collars to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statement of operations.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies — Continued

The fair value of the contract related to the collar outstanding at December 31, 2004 is a liability of $312 and is recorded in accrued interest.

The change in fair value during the year ended December 31, 2004, three months ended December 31, 2003, the nine months ended September 30, 2003 and the year ended December 31, 2002 of $48, $46, ($389), and ($1,564) respectively, is recorded in derivative contracts valuation income (expense).

The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the Euro, British Pound and Czech Koruna. The Company’s foreign currency forward contracts do not qualify as hedges under the provisions of SFAS No. 133. Gains and losses recorded by the Company related to foreign currency forward contracts during 2004, 2003 and 2002 were not material.

The Company held foreign exchange forward sale contracts for notional amounts as follows:

	December 31, 2004	December 31, 2003
USD	$400
Euros		$1,399

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve are as follows:

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Balance at beginning of period	$3,208	$3,803	$4,032	$3,492
Warranty expense	1,522	89	1,214	2,875
Warranty usage	(1,918)	(684)	(1,443)	(2,335)

Balance at end of period	$2,812	$3,208	$3,803	$4,032

Shareholders’ Equity: The Company reports comprehensive income in its consolidated statement of shareholders’ equity. The components of accumulated other comprehensive income (loss) are as follows:

	Reorganized Company
	December 31, 2004	December 31, 2003
Foreign currency translation adjustments	$3,549	$914
Minimum pension liability adjustments, net of tax of $671	(1,246)	(3)

	$2,303	$911

In 2004, the Company finalized the liquidation of the Biomedical operation in Solingen, Germany and recognized $403 of foreign currency gain, $258 net of tax, related to the elimination of the foreign currency translation adjustments previously recorded as part of the Solingen operation.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies — Continued

Revenue Recognition: For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement and the selling price to the buyer is fixed or determinable. For heat exchangers, cold boxes, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. Earned revenue on contracts in process at December 31, 2004, 2003 and 2002, totaled $47,978, $73,360, and $44,817, respectively. Timing of amounts billed on contracts varies from contract to contract causing significant variation in working capital needs. Amounts billed on percentage of completion contracts in process at December 31 totaled $43,343, $65,309, and $37,981, in 2004, 2003, and 2002, respectively. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known.

Distribution Costs: The Company records distribution costs, including warehousing and freight related to product shipping, in cost of sales.

Advertising Costs: The Company incurred advertising costs of $2,833 for the year ended December 31, 2004, $465 for the three months ended December 2003, $1,538 for the nine months ended September 30, 2003 and $2,965 in 2002. These costs are expensed as incurred.

Research and Development Costs: The Company incurred research and development costs of $3,279 for the year ended December 31, 2004, $1,280 for the three months ended December 31, 2003, $2,551 for the nine months ended September 30, 2003 and $4,573 in 2002. These costs are expensed as incurred.

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

Deferred Income Taxes: The Company and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial reporting and the consolidated tax return in accordance with the liability method. A valuation allowance is provided against net deferred tax assets when conditions indicate that it is more likely than not that the benefit related to such assets will not be realized.

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

The Reorganization Plan allows for the issuance of new employee stock options to employees of the Company (the “New Options”). These non-qualified stock options are exercisable for a period of 10 years and have two different vesting schedules, options that vest in equal annual installments over a four-year period and options that vest based upon the achievement of specific operating performance goals as determined by the Compensation Committee of the Board of Directors. The New Options are being accounted for under APB 25.

The New Options generally may not be transferred, and any shares of stock that are acquired upon exercise of the New Options generally may not be sold, transferred, assigned or disposed of except under certain predefined liquidity events or in the event of a change in control.

Earnings Per Share: The following table sets forth the computation of basic and diluted earnings per share. The assumed conversion of the Company’s potentially dilutive securities (employee stock options and warrants), before giving effect to the cumulative effect of a change in accounting principle, was anti-dilutive for the nine months ended September 30, 2003 and the year ended December 31, 2002. As a result, the calculation of diluted net loss per share for these time periods set forth below does not reflect any assumed conversion.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies — Continued

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
	(Shares in thousands)
Income (loss) from continuing operations	$22,600	$31	$(7,918)	$(134,002)
Income from discontinued operation			833	3,217

Net income (loss)	$22,600	$31	$(7,085)	$(130,785)

Net income (loss) per common share – basic
Income (loss) from continuing operations	$4.22	$0.01	$(0.30)	$(5.35)
Income from discontinued operation			0.03	0.13

Net income (loss) per common share	$4.22	$0.01	$(0.27)	$(5.22)

Net income (loss) per common share – assuming dilution
Income (loss) from continuing operations	$4.10	$0.01	$(0.30)	$(5.35)
Income from discontinued operation			0.03	0.13

Net income (loss) per common share	$4.10	$0.01	$(0.27)	$(5.22)

Weighted-average common shares - basic	5,351	5,325	26,336	25,073

Weighted –average common shares – assuming dilution	5,516	5,325	26,336	25,073

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

Effective January 1, 2004, the company adopted the FASB issued SFAS No. 132 (Revised) (“Revised SFAS No. 132”). “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” Revised SFAS No. 132 retains disclosure requirements in the original SFAF No. 132 and requires additional disclosures to assets, obligations, cash flows and net periodic benefit cost. The Company has made the required disclosures in these financial statements.

Effective September 30, 2004, the Company adopted EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting Investments Other Than Common Stock.” EITF No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The adoption of EITF No.02-14 did not have a material impact on the Company’s financial position or results of operations.

Recently Issued Accounting Standards: In December 2004, the FASB issued FASB Staff Position (FSP”) FSP No. 109-1, “Application for FASB Statement No 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 is intended to clarify that the domestic manufacturing deduction should be accounted for as a special deduction (rather than a rate reduction) under SFAS No. 109, “Accounting for Income Taxes.” A special deduction is recognized under SFAS 109 as it is earned.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board (“APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the pro forma disclosure option allowed under SFAS No. 123. All public companies must adopt the new standard, including those companies that previously adopted FAS 123. SFAS No. 123(R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Currently, the Company uses the intrinsic value based method prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The required disclosure showing the estimated fair value of employee stock option expense for 2004 has been made in Note J.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2004. The Company is currently evaluating the effect the adoption of SFAS No. 151 will have on the Company’s financial position or results of operations.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE B — Balance Sheet Components

The following table summarizes the components of other current assets, other assets, net, other current liabilities and other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2004 and 2003:

	Reorganized Company
	December 31, 2004	December 31, 2003
Other current assets:
Deposits	$425	$1,390
Investment in leases	133	131
Deferred income taxes	7,125	8,177
Other receivables	7,157	6,898

	$14,840	$16,596

Other assets, net:
Equity investment in Coastal Fabrication joint venture	$—	$340
Investment in leases	185	320
Cash value life insurance	1,719	1,401
Other	212	266

	$2,116	$2,327

Other current liabilities:
Accrued interest	$324	$1,179
Accrued income taxes	2,636	1,572
Accrued other taxes	936	1,005
Accrued rebates	2,734	2,524
Accrued employee separation and plant closure costs	2,763	3,390
Accrued other	2,960	3,455

	$12,353	$13,125

Other long-term liabilities:
Deferred income taxes	$12,939	14,900
Accrued environmental	6,460	6,794
Accrued pension cost	16,127	15,156
Minority interest	1,213	1,442
Other	2,007	11

	$38,746	$38,303

NOTE C — Debt and Credit Arrangements

The following table shows the components of the Company’s borrowings at December 31, 2004 and 2003, respectively.

	Reorganized Company
	December 31, 2004	December 31, 2003
Senior term loan, due September 2009, quarterly principal payments, average interest rate of 5.62% at December 31, 2004	$78,395	$109,750
Industrial Development Revenue Bonds, due August 2006, monthly payments, average interest rate of 6.33 % at December 31, 2004	1,016	1,608
Industrial Development Revenue Bonds		1,100
Revolving foreign credit facility		45
Other notes payable with varying principal and interest payments		58

Total debt	79,411	112,561
Less: current maturities	3,005	3,480

Long-term debt	$76,406	$109,081

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

The Predecessor Company entered into the Series 1 Incremental Revolving Credit Facility in November 2000 and the Series 2 Incremental Revolving Credit Facility in April 2001 (collectively, the “Incremental Credit Facility”), which originally provided a revolving credit line of $10,000 in addition to the credit line available under the Old Credit Facility. Due to

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements – continued

scheduled reductions in the commitment amount, at July 8, 2003 the Incremental Credit Facility provided a revolving credit line of $9,793. Borrowings on the Incremental Credit Facility were secured by the same collateral as the Old Credit Facility and bore interest, at the Company’s option, at rates equal to the prime rate plus 3.50 percent or LIBOR plus 4.25 percent. The Predecessor Company was also required to pay a commitment fee of 0.75 percent per annum on the average daily unused amount. The Incremental Credit Facility expired on July 15, 2003.

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

On April 30, 2003, the Predecessor Company reached an agreement in principle with its senior lenders on a restructuring plan and entered into an agreement with its senior lenders as of April 30, 2003 under which the senior lenders agreed to extend the waiver of defaults obtained on April 2, 2003 through June 30, 2003, to defer certain interest and principal payments to June 30, 2003 and to permit the Predecessor Company to sell certain non-core assets. The Predecessor Company and the senior lenders subsequently entered into an agreement on June 30, 2003 to extend the waiver of defaults and deferral of interest and principal payments to July 15, 2003 and to permit the Company to sell certain non-core assets. Proceeds from the sales of assets enabled the Predecessor Company to fund certain senior debt interest payments and pay certain professional fees and provided the Predecessor Company with increased liquidity for identified working capital requirements and other corporate needs and obligations.

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

Effective September 15, 2003, the Reorganized Company entered into a new term loan agreement and revolving credit facility (collectively, the “Credit Facility”) and granted a security interest in substantially all of the assets of the Company to the agent bank as representative of the senior lenders. The Credit Facility provides a term loan of $120,000 with final maturity in 2009 and a revolving credit line of $40,000 that expires September 15, 2008, of which $30,000 may be used for

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements - continued

the issuance of letters of credit. Under the terms of the Credit Facility, term loans bear interest, at the Company’s option, at rates equal to the prime rate plus 2.50 percent or LIBOR plus 3.50 percent and the revolving credit line bears interest, at the Company’s option, at rates equal to the prime rate plus 1.50 percent or LIBOR plus 2.50 percent. The Company is also required to pay a commitment fee of 0.375 percent per annum on the unused amount of the revolving credit line of the Credit Facility.

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

In 2004, the Company made prepayments on the term loan portion of the Credit Facility on April 30, 2004, September 27, 2004 and December 31, 2004 of $10 million, $12 million and $8 million, respectively. These pre-payments, which are in addition to the $10 million pre-payment made in December 2003, reduced all future scheduled term loan amortization on a pro-rata basis. As a result, at December 31, 2004, the Company had borrowings outstanding of $78,395 under the term loan portion of the Credit Facility and letters of credit outstanding and bank guarantees totaling $19,040 supported by the revolving credit line portion of the Credit Facility.

The scheduled annual maturities of debt and credit arrangements at December 31, 2004, are as follows:

Year	Amount
2005	$3,005
2006	2,651
2007	4,641
2008	4,641
2009	64,473

$79,411

The Company paid interest of $5,615 in the year ended December 31, 2004, $2,268 in the three months ended December 31, 2003, $10,021 in the nine months ended September 30, 2003, and $20,553 in the year ended December 31, 2002.

NOTE D — Employee Separation and Plant Closure Costs

In 2003, the Company continued its manufacturing facility reduction plan started in 2002 and engaged restructuring consultants to assist in the selection of other facilities to close and in the implementation of these closure activities. These actions resulted in the closure of the Company’s Energy and Chemicals segment manufacturing facility in Wolverhampton, United Kingdom in March 2003, the closure in September 2003 of the Company’s Energy and Chemicals segment sales and engineering office in Westborough, Massachusetts and the announcements in December 2003 and January 2004 of the closure of the Company’s Distribution and Storage segment manufacturing facility in Plaistow, New Hampshire and the Biomedical segment manufacturing and office facility in Burnsville, Minnesota, respectively. In 2004, the Company completed the shutdown of the Plaistow, New Hampshire manufacturing facility and continued the shutdown of the Burnsville, Minnesota manufacturing facility, which was completed in the first quarter of 2005. In each of these facility closures, the Company is not exiting the product lines manufactured at those sites, but is moving manufacturing to other facilities with available capacity, most notably New Prague, Minnesota for engineered tank production and Canton, Georgia for medical production. During 2004 and 2003, the Company recorded employee separation and plant closure costs related to the closures of these various facilities and also recorded non-cash inventory valuation charges included in cost of sales for the write-off of inventory at certain of these sites.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE D — Employee Separation and Plant Closure Costs — Continued

The following tables summarize the Company’s employee separation and plant closure costs activity for 2004 and 2003.

	Year Ended December 31, 2004 – Reorganized Company
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$381	$215	$303	$398	$1,297
Contract termination costs		317	29		346
Other associated costs	406	726	412	(18)	1,526

Employee separation and plant closure costs	787	1,258	744	380	3,169
Inventory valuation in cost of sales	97	80			177

	884	1,338	744	380	3,346
Reserve usage	(512)	(1,530)	(1,369)	(562)	(3,973)

Change in reserve	372	(192)	(625)	(182)	(627)
Reserves as of January 1, 2004		533	2,182	675	3,390

Reserve as of December 31, 2004	$372	$341	$1,557	$493	$2,763

	Three Months Ended December 31, 2003 – Reorganized Company
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$139	$633	$28	$19	$819
Other associated costs	9		113	69	191

Employee separation and plant closure costs	148	633	141	88	1,010
Reserve usage	(165)	(721)	(307)	48	(1,145)

Change in reserve	(17)	(88)	(166)	136	(135)
Reserve as of October 1, 2003	17	621	2,348	539	3,525

Reserve as of December 31, 2003	$—	$533	$2,182	$675	$3,390

	Nine Months Ended September 30, 2003 – Predecessor Company
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$42	$350	$754	$384	$1,530
Contract termination costs	47	(1,604)	756	97	(704)
Other associated costs	10	8	30	8	56

Employee separation and plant closure costs	99	(1,246)	1,540	489	882
Inventory valuation in cost of sales	16	440			456

	115	(806)	1,540	489	1,338
Write-off due to CHEL insolvency			(2,976)		(2,976)
Reserve usage	(328)	(1,665)	(1,182)	(477)	(3,652)

Change in reserve	(213)	(2,471)	(2,618)	12	(5,290)
Reserve as of January 1, 2003	230	3,092	4,966	527	8,815

Reserve as of September 30, 2003	$17	$621	$2,348	$539	$3,525

The employee separation and plant closure costs reserve at December 31, 2004 and 2003 consist of $543 and $1,132 respectively for contract termination and other associated costs and $2,220 and $2,258 respectively for one-time employee termination costs.

NOTE E — Acquisitions

On February 27, 2004, the Company’s Coastal Fabrication joint venture (“Coastal Fabrication”) executed an agreement to redeem the joint venture partner’s 50 percent equity interest of $289 for cash consideration of $250 and the possibility of additional consideration being paid based upon the number of direct labor manufacturing hours performed at the Company’s New Iberia, Louisiana facility during 2004 and 2005. The $39 difference between the cash consideration paid and the value of the 50 percent equity interest was recorded by Coastal Fabrication as a reduction of certain fixed assets. As a result of the elimination of the joint venture partner and the assumption of 100 percent of control by the Company, the assets, liabilities and operating results of Coastal Fabrication are included in these consolidated financial statements subsequent to February 27, 2004.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE F — Loss on Insolvent Subsidiary

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

NOTE G — Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2003, pursuant to Section 108 of the Internal Revenue Code, the Company lost all domestic tax attributes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Reorganized Company
	December 31,
	2004	2003
Deferred tax assets:
Accruals and reserves	$7,355	$9,271
Pensions	3,209	3,155
Inventory	1,490	1,921
Other – net	4,535	3,479

Total deferred tax assets	16,589	17,826

Deferred tax liabilities:
Property, plant and equipment	6,218	6,293
Intangibles	16,185	17,644
Other – net		612

Total deferred tax liabilities	22,403	24,549

Net deferred tax liabilities	$(5,814)	$(6,723)

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE G — Income Taxes — Continued

The Company has not provided for income taxes on approximately $12,365 of foreign subsidiaries’ undistributed earnings as of December 31, 2004, since the earnings retained have been reinvested indefinitely by the subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.

Congress passed the American Jobs Creation Act in October 2004. The new law contains numerous changes to existing tax laws. Among other things, the Act will provide a deduction with respect to income of certain U.S. manufacturing activities and allow for favorable taxing on repatriation of certain offshore earnings. The Company has not yet determined what impact, if any, the new law may have on future results of operations and financial condition.

Income (loss) from continuing operations before income taxes, minority interest, cumulative effect of change in accounting principle and extraordinary item consists of the following:

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
United States	$25,566	$1,749	$(9,164)	$(110,235)
Foreign	7,266	(1,823)	5,189	(9,362)

	$32,832	$(74)	$(3,975)	$(119,597)

Significant components of the provision for income taxes are as follows:

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Current:
Federal	$5,224		$(4,016)
State	928	$181	158	$389
Foreign	1,879	(932)	1,905	564

	8,031	(751)	(1,953)	953

Deferred:
Federal	1,692	537	6,639	9,959
State	166		664
Foreign	245	89	(2,303)	224

	2,103	626	5,000	10,183

	$10,134	$(125)	$3,047	$11,136

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense is as follows:

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Income tax (benefit) expense at U.S. statutory rates	$11,491	(26)	$(1,391)	$(41,859)
State income taxes, net of federal tax benefit	612	118	102	253
Debt forgiveness income			(18,283)
Loss related to foreign subsidiary				(12,200)
Effective tax rate differential of earnings outside of U.S.	(488)	(205)	89	481
Federal tax benefit of foreign sales	(456)	(88)	(263)	(315)
Non-deductible (taxable) items – goodwill and other items	(525)	76	4,535	32,142
Fresh-Start accounting adjustments and valuation allowance			22,274	32,634
Resolved tax contingency	(500)		(4,016)

	$10,134	$(125)	$3,047	$11,136

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE G — Income Taxes — Continued

The Company had net income tax payments (refunds) of $8,035 in 2004, $362 in the three months ended December 31, 2003, $(1,262) in the nine months ended September 30, 2003 and $(9,097) in 2002.

NOTE H — Discontinued Operation and Assets Held for Sale

On July 3, 2003, the Company sold certain assets and liabilities of its former Greenville Tube, LLC stainless steel tubing business, which the Company previously reported as a component of its Energy and Chemicals operating segment. The Company received gross proceeds of $15,500, consisting of $13,550 in cash and $1,950 in a long-term subordinated note, which resulted in a gain of $3,692 recorded in the nine months ended September 30, 2003. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the operating results of this business as a discontinued operation on its consolidated statements of operations for the nine months ended September 30, 2003 and the year ended December 31, 2002. The amount of revenue reported in discontinued operations was $8,807 for the nine months ended September 30, 2003 and $19,931 for the year ended December 31, 2002. The amount of pre-tax profit reported in discontinued operations is equal to the income from discontinued operation, net of income taxes, since the Company did not allocate income tax expense to this business.

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

In January 2004, the Company decided to sell a building and parcel of land at its Burnsville, Minnesota Biomedical manufacturing and office facility. In June 2004, the Company executed an agreement to sell the Burnsville facility for $4,500. Because the net sales price, estimated to be $4,175 after selling costs, was lower than the carrying value, the assets were written down to the net sales price by recording a $453 loss on sale of assets in the second quarter of 2004. The sale closed on October 14, 2004 with selling costs being $49 lower than the initial estimated net selling price resulting in a gain on sale of assets being recorded in the fourth quarter of 2004. The net proceeds from this sale were used to pay down $880 of debt outstanding under an industrial revenue bond and the remainder is available for working capital purposes.

In June 2004, the Company decided to sell a building, parcel of land and manufacturing equipment at its Plaistow, New Hampshire Distribution and Storage manufacturing and office facility. The manufacturing equipment was sold in August 2004 for $1,082 resulting in a gain on sale of assets of $549 in the third quarter of 2004. In September 2004, the Company entered into an agreement to sell the Plaistow land and building for $3,800. Because the net sales price, estimated to be $3,567 after selling costs, is lower than the carrying value the asset has been written down to the net sales price by recording a $386 loss on sale of assets in the third quarter of 2004. The Plaistow facility is classified as held for sale on its consolidated balance sheet as of December 31, 2004. The Company is pursuing the completion of the sale in 2005 and the net proceeds from this sale are expected to be available for working capital purposes.

NOTE I — Employee Benefit Plans

The Company has four defined benefit pension plans covering certain U.S. hourly and salary employees. Two of these plans have been frozen, one more plan was frozen as of December 31, 2004 and one is still active. The defined benefit plans provide benefits based primarily on the participants’ years of service and compensation.

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

Due to the U.K. Plan being terminated and an insolvency administrator controlling CHEL and the U.K. Plan, the Company has been unable to obtain any actuarial valuation or plan asset information subsequent to December 31, 2002. As a result, the Company did not record any additional periodic pension cost in 2004 related to the U.K. Plan, and continues to have recorded a net pension liability of $2,386 at December 31, 2004. CHEL’s administrator has asserted certain claims on behalf of CHEL against the Company related to the insolvency matters, and the Company can provide no assurance that further claims will not be asserted against the Company for pension or other obligations of CHEL related to these matters. To the extent the Company has significant financial obligations as a result of CHEL’s insolvency and the pension plan wind-up, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE I — Employee Benefit Plans — Continued

The following table sets forth the components of net periodic pension cost for the year ended December 31, 2004, the three months ended December 31, 2003, the nine months ended September 30, 2003 and the year ended December 31, 2002 based on a December 31 measurement date.

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Service cost	$887	$269	$851	$1,834
Interest cost	2,056	534	1,515	3,242
Expected return on plan assets	(2,135)	(472)	(1,197)	(3,385)
Amortization of net (gain) loss	(48)		431	2
Amortization of prior service cost			83	179
Amortization of unrecognized transition asset				(16)
Curtailment loss				2,921

Total pension cost	$760	$331	$1,683	$4,777

The following table sets forth changes in the projected benefit obligation and plan assets, the accumulated benefit obligation, the funded status of the plans and the amounts recognized in the consolidated balance sheets as of December 31:

	2004 U.S. Plans	2003 U.S. Plans
Change in projected benefit obligation:
January 1 projected benefit obligation	$35,354	$32,407
Service cost	887	1,120
Interest cost	2,056	2,049
Benefits paid	(943)	(758)
Plan amendments	(2,015)
Actuarial losses and plan changes	765	536

December 31 projected benefit obligation	$36,104	$35,354

December 31 accumulated benefit obligation	$36,104	$31,945

Change in plan assets:
Fair value at January 1	$25,244	$17,436
Actual return	1,777	5,982
Employer contributions	1,711	2,584
Benefits paid	(943)	(758)

Fair value at December 31	$27,789	$25,244

Net amount recognized:
Funded status of the plans	$(8,315)	$(10,110)
Unrecognized actuarial loss (gain)	1,141	(30)
Curtailment gain	(2,015)

Net pension liability recognized	$(9,189)	$(10,140)

Prepaid benefit cost
Accrued benefit liability	$(11,106)	$(10,143)
Accumulated other comprehensive loss	1,917	3

Net pension liability recognized	$(9,189)	$(10,140)

The pension plans have a separately determined accumulated benefit obligation that is the actuarial present value of benefits based on service rendered and current and past compensation levels as of the measurement date. This obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. A minimum pension liability adjustment was required as of December 31, 2004 and 2003 as the actuarial present value of accumulated benefit obligations exceeded plan assets and accrued pension liabilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE I — Employee Benefit Plans — Continued

The actuarial assumptions used in determining the funded status information and subsequent net periodic pension cost are as follows:

	Reorganized Company		Predecessor Company
	December 31, 2004	December 31, 2003	September 30, 2003
United States Plans
Discount rate	5.75%	6.25%	6.50%
Weighted average rate of increase in compensation	4.00%	4.00%	4.00%
Expected long-term weighted average rate of return on plan assets	8.25%	8.25%	8.25%

The assumptions used in the actuarial valuations were established by the Company in conjunction with its actuary. The discount rate was established using the Moody’s 30-year Aa bond rate as of December 31, 2004 and adding a premium of 0.15 percent to account for pension distributions occurring over time periods longer than 30 years. The weighted average rate of increase in compensation was established based upon the Company’s long-term internal compensation plans. The expected long-term weighted average rate of return on plan assets was established using the Company’s target asset allocation for equity and debt securities and the historical average rates of return for equity and debt securities based upon a study performed by the Securities and Exchange Commission in 2002.

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of short- and long-term plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Additionally, the U.S. plans held 2,540 shares of the Reorganized Company’s common stock with fair values of $124 and $67 at December 31, 2004 and 2003, respectively, and did not receive any dividends on these shares during 2004 or 2003. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The Company’s pension plan weighted-average actual and target asset allocations by asset category at December 31 are as follows:

		Actual
	Target	2004	2003
Stocks	60%	57%	47%
Fixed income funds	40%	41%	34%
Cash and cash equivalents		2%	19%

Total	100%	100%	100%

The Company’s funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, the Company expects to contribute $982 to its defined benefit pension plans in 2005 and expects the following benefit payments, which reflect expected future service as appropriate, to be paid by the U.S. plans:

2005	$982
2006	1,115
2007	1,269
2008	1,378
2009	1,501
2010 to 2014	10,152

$16,397

The Company presently makes contributions to two union supported multi-employer pension plans resulting in expense of $313 for the year ended December 31, 2004, $110 for the three months ended December 31, 2003, $199 for the nine months ended September 30, 2003 and $235 for the year ended December 31, 2002. One of these plans relates to employees at the Company’s Plaistow, New Hampshire facility that the Company closed in 2004. The Company as part of the closure, withdrew from the multi-employer plan upon final termination of all employees. The Company has recorded a related estimated withdrawal liability of $170 at December 31, 2004. Any additional liability over this accrued amount is not expected to have a material adverse impact on the Company’s financial position, liquidity, cash flows or results of operations.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE I — Employee Benefit Plans — Continued

The Company has defined contribution savings plans that cover most of its employees. Company contributions to the plans are based on employee contributions and the level of Company match and discretionary contributions. Expenses under the plans totaled $ 1,483 for the year ended December 31, 2004, $313 for the three months ended December 31, 2003, $1,118 for the nine months ended September 30, 2003 and $1,731 in 2002.

NOTE J — Stock Option Plans

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

The Reorganization Plan allows for the issuance of new employee stock options to employees of the Company. On March 19, 2004, the Company granted 435,701 options to purchase shares of the Company’s new common stock (the “New Options”) with an exercise price of $13.89 per share when the closing market price of the Company’s common stock was $28.00 per share. These non-qualified stock options are exercisable for a period of 10 years and have two different vesting schedules: 319,701 options vest in equal annual installments over a four-year period and 116,000 options vest over a 45-month period commencing April 1, 2004 based upon the achievement of specific operating performance goals during that 45-month period as determined by the Compensation Committee of the Board of Directors. The 319,701 New Options on the time-based vesting schedule are being accounted for as a fixed compensatory plan under APB 25. For these options, the Company expects to record $4,313 as compensation expense over the vesting period based on the $14.11 difference between the closing market price and the exercise price on the date of grant. The 116,000 New Options on the performance-based vesting schedule are being accounted for as a variable compensatory plan under APB 25. For these options, the Company will record compensation expense over the vesting period based upon the difference between the closing market price of the Company’s stock and the exercise price at each balance sheet measurement date, and the Company’s estimate of the probable number of options that will ultimately vest based upon actual and estimated performance in comparison to the performance targets.

As of December 31, 2004, 14,000 New Options on the time based vesting schedule and 14,000 New Options on the performance based vesting schedule have been cancelled, and 42,000 additional New Options on the time based vesting schedule and 30,000 additional New Options on the performance based vesting schedule have been issued at the closing market price on the date of grant. The 42,000 New Options with the time based vesting schedule are being accounted for as a fixed plan under APB 25. For these options, the Company will record no compensation expense since the exercise price was equal to the market price at the date of grant. The 30,000 New Options with the performance based vesting schedule are being accounted for as a variable compensatory plan under APB 25 and the Company will record compensation expense using the same method as the initial 116,000 performance based options.

The New Options generally may not be transferred, and any shares of stock that are acquired upon exercise of the New Options generally may not be sold, transferred, assigned or disposed of except under certain predefined liquidity events or in the event of a change in control. For the year ended December 31, 2004, the Company recorded $1,078 in compensation expense related to the time-based vesting New Options and $920 in compensation expense related to the performance-based vesting New Options.

Certain information for the year ended December 31, 2004 and the nine months ended September 30, 2003 relative to the Predecessor Company’s stock option plans is summarized below:

	2004		Nine Months Ended September 30, 2003
	Number of shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period			2,224,697	$4.78
Granted	507,701	$18.04
Exercised
Expired or canceled	(28,000)	13.89	(2,224,697)	4.78

Outstanding at end of period	479,701	$18.28

Exercisable at end of year	104,425

Weighted-average fair value of options granted during the year
Participants at end of year	34

Available for future grant at end of year	75,002

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE J — Stock Option Plans – Continued

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2004:

2004
Risk free interest rate	3.62% - 4.65%
Dividend yield	0.0%
Market price volatility factor	54.0% - 66.7%
Expected life of executive options	10 years

The Company’s pro forma disclosures showing the estimated fair value of employee stock options, amortized to expense over their vesting periods, are as follows:

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003
Reported income (loss) from continuing operations	$22,600	$31	$(7,918)
Income from discontinued operation			833

Reported net income (loss)	22,600	31	(7,085)
Add: Share-based employee compensation expense included in reported net income (loss), net of related tax effect	1,279
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(3,112)

Pro-forma net income (loss)	$20,767	$31	$(7,085)

Basic earnings per share:
Reported income (loss) from continuing operations	$4.22	$0.01	$(0.30)
Income from discontinued operation			0.03

Reported net income (loss)	4.22	0.01	(0.27)
Add: Share-based employee compensation expense included in reported net income (loss), net of related tax effect	0.24
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(0.58)

Pro-forma net income (loss)	$3.88	$0.01	$(0.27)

Diluted earnings per share:
Reported income (loss) from continuing operations	$4.10	$0.01	$(0.30)
Income from discontinued operation			0.03

Reported net income (loss)	4.10	0.01	(0.27)
Add: Share-based employee compensation expense included in reported net income (loss), net of related tax effect	0.23
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(0.56)

Pro-forma net income (loss)	$3.77	$0.01	$(0.27)

Weighted average shares – basic	5,351	5,325	26,336
Weighted average shares – assuming dilution	5,516	5,325	26,336

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE J — Stock Option Plans — Continued

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the stock options had characteristics significantly different from those of traded options, and because changes in the subjective input assumptions could materially affect the fair value estimate, in management’s opinion, the existing models did not necessarily provide a reliable single measure of the fair value of these stock options.

NOTE K — Lease Commitments

The Company incurred $3,478, $974, $3,756 and $6,561 of rental expense under operating leases for the year ended December 31, 2004, three months ended December 31, 2003, the nine months ended September 30, 2003 and the years ended December 31, 2002. At December 31, 2004, future minimum lease payments for non-cancelable operating leases for the next five years total $1,904 and are payable as follows: 2005 – $929; 2006 – $483; 2007 – $262; 2008 – $123; and $2009 – $107.

NOTE L — Contingencies

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and handling and disposal of hazardous materials such as cleaning fluids. The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believes it is currently in substantial compliance with all known environmental regulations. At December 31, 2004 and 2003, the Company had undiscounted accrued environmental reserves of $6,460 and $6,794, respectively, recorded in other long-term liabilities. The Company accrues for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 10 to 15 years as ongoing costs of remediation programs. Although the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. The Company believes that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations.

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by CHEL, and all current heat exchanger manufacturing is now being conducted at the Company’s LaCrosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. Additionally, CHEL’s net pension plan obligations increased significantly, primarily due to a decline in plan asset values and interest rates, resulting in an estimated plan deficit of approximately $12,000. Based on the Company’s financial condition, in March 2003 the Company determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. CHEL did not have the necessary funds to enable it to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors. As a result, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a United Kingdom pension regulatory board, which approved the wind-up as of March 28, 2003. At the present time, the Company is unable to determine the final financial impact of the April 1, 2003 approval of insolvency administration for CHEL and the related wind-up of CHEL’s United Kingdom pension plan. CHEL’s administrator has asserted certain claims on behalf of CHEL against the Company related to the insolvency matter and the Company can provide no assurance that further claims will not be asserted against the Company for pension or other obligations of CHEL related to this matter. To the extent the Company has significant liability with respect to CHEL’s obligations as a result of CHEL’s insolvency, such liability could have a material adverse impact on the Company’s liquidity and its financial position.

The Company continues to resolve a number of proofs of claim asserted in the bankruptcy proceedings, including a finder’s fee claim asserted in the amount of $2,267 by a former significant stockholder of the Company, against which the Company intends to defend vigorously. On March 12, 2004, the Company filed in the Bankruptcy Court an objection to the finder’s fee claim seeking an order disallowing the claim in full, and on June 30, 2004, the Company filed a motion for summary judgment on its objection. The Bankruptcy Court has suspended all discovery pending the determination of the summary judgment motion, which remains pending before the court.

The Company is occasionally subject to various other legal actions related to performance under contracts, product liability and other matters, several of which actions claim substantial damages, in the ordinary course of its business. Based on the Company’s historical experience in litigating these actions, as well as the Company’s current assessment of the underlying merits of the actions and applicable insurance, the Company believes the resolution of these other legal actions will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE M — Operating Segments

The Company’s structure of its internal organization is divided into the following three reportable segments: Biomedical (“Biomedical”), Distribution and Storage (“Distribution and Storage”) and Energy and Chemicals (“Energy and Chemicals”). The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The Biomedical segment sells medical products, biological storage systems and magnetic resonance imaging (“MRI”) cryostat components. The Distribution and Storage segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The Energy and Chemicals segment sells heat exchangers, cold boxes and liquefied natural gas (“LNG”) alternative fuel systems to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases. Due to the nature of the products that each operating segment sells, there are no intersegment sales.

The Company moved the management and reporting of the LNG alternative fuel systems product line from the Energy and Chemicals segment to the Distribution and Storage segment effective December 31, 2004. All segment information for all periods presented has been restated to conform to this presentation.

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

Information for the Company’s three reportable segments and its corporate headquarters, and product revenue and geographic information for the Company, is presented below:

	Reorganized Company
	Year Ended December 31, 2004
	Reportable Segments
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Revenues from external customers	$73,459	$162,508	$69,609		$305,576
Employee separation and plant closure costs	787	1,258	744	$380	3,169
Depreciation and amortization expense	1,386	2,614	1,180	3,310	8,490
Equity loss in joint venture			(51)		(51)
Operating income (loss) (A)	14,493	27,799	11,545	(16,625)	37,212
Total assets (B)	100,851	118,561	65,276	22,392	307,080
Capital expenditures	2,357	4,643	1,681	698	9,379

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE M — Operating Segments — Continued

	Reorganized Company
	Three Months Ended December 31, 2003
	Reportable Segments
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Revenues from external customers	$15,008	$37,863	$15,699		$68,570
Employee separation and plant closure costs	148	633	141	$88	1,010
Depreciation and amortization expense	791	991	356	87	2,225
Equity loss in joint venture			(41)		(41)
Operating income (loss) (A)	2,694	3,797	3,298	(8,926)	863
Total assets (B)	105,127	105,508	62,558	26,444	299,637
Equity investment in joint venture			340		340
Capital expenditures		476	42		518

	Predecessor Company
	Nine Months Ended September 30, 2003
	Reportable Segments
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Revenues from external customers	$51,638	$102,469	$42,910		$197,017
Employee separation and plant closure costs	99	(1,246)	1,540	$489	882
Depreciation and amortization expense	1,505	4,639	934	529	7,607
Loss on insolvent subsidiary			13,682		13,682
Operating income (loss) (A)	12,381	8,005	(8,694)	(14,690)	(2,998)
Total assets (B)	109,196	105,147	59,307	39,272	312,922
Equity investment in joint venture			381		381
Capital expenditures	196	1,573	138		1,907

	Year Ended December 31, 2002
	Reportable Segments
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Revenues from external customers	$67,657	$146,177	$62,519		$276,353
Employee separation and plant closure costs	333	4,898	8,244	$412	13,887
Depreciation and amortization expense	1,810	6,435	2,231	896	11,372
Goodwill impairment charge		92,379			92,379
Equity income in joint venture			369		369
Operating income (loss) (A)	17,177	(90,702)	(5,828)	(21,465)	(100,818)
Total assets (B)	79,874	124,633	59,682	15,105	279,294
Equity investment in joint venture			1,171		1,171
Capital expenditures	791	1,636	357	72	2,856

(A)	Corporate operating loss for the nine months ended September 30, 2003 and the year ended December 31, 2002 includes $6,046 and $4,911 of professional fees incurred by the Company related to its debt restructuring activities.
(B)	Corporate assets at December 31, 2003 and September 30, 2003 consist primarily of cash and cash equivalents and deferred income taxes, and at December 31, 2002 also include deferred financing costs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE M — Operating Segments — Continued

A reconciliation of the total of the reportable segments’ operating income (loss) from continuing operations to consolidated (loss) income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle is presented below:

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Year ended December 31, 2002
Operating income (loss) from continuing operations	$37,212	$863	$(2,998)	$(100,818)

Other income (expenses):
(Loss) gain on sale of assets	(133)	57	4,753	1,420
Interest expense, net	(4,760)	(1,390)	(9,911)	(17,612)
Financing costs amortization			(1,653)	(3,159)
Derivative contracts valuation income (expense)	48	46	(389)	(1,564)
Foreign currency gain (loss)	465	350	(287)	(1,081)
Reorganization items, net			5,677

Income (loss) from continuing operations before income taxes and minority interest	$32,832	$(74)	$(4,808)	$(122,814)

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Product Revenue Information:

Biomedical Segment
Medical products and biological storage systems	$62,873	$12,337	$41,355	$47,858
MRI components	10,586	2,671	10,283	19,799

	$73,459	15,008	51,638	67,657
Distribution and Storage Segment
Cryogenic bulk storage systems	73,118	17,950	43,248	67,306
Cryogenic packaged gas systems and beverage liquid CO2 systems	59,706	13,447	41,677	52,798
Cryogenic systems and components	14,767	3,798	8,424	14,441
Cryogenic services	14,917	2,668	9,120	11,632

	162,508	37,863	102,469	146,177

Energy and Chemicals Segment
Heat exchangers	48,091	10,975	31,430	36,265
Cold Boxes and LNG VIP	21,518	4,724	11,480	26,254

	69,609	15,699	42,910	62,519

Total Sales	$305,576	$68,570	$197,017	$276,353

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE M — Operating Segments — Continued

	Reorganized Company				Predecessor Company
	Year Ended December 31, 2004		Three Months Ended December 31, 2003		Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Geographic Information:	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Revenues	Long-Lived Assets
United States	$233,466	$156,181	$52,828	$166,729	$155,451	$227,194	$108,006
Czech Republic and other Non U.S. countries	72,110	11,510	15,742	9,181	41,566	49,159	38,252

Total	$305,576	$167,691	$68,570	$175,910	$197,017	$276,353	$146,258

NOTE N — Quarterly Data (Unaudited)

Selected quarterly data for the years ended December 31, 2003 and 2002, restated to reflect the results of the Company’s stainless steel tubing business sold in July 2003 as a discontinued operation, are as follows:

	Reorganized Company
	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$68,782	$74,665	$76,380	$85,749	$305,576
Gross profit	21,831	22,136	23,687	26,152	93,806
Employee separation and plant closure costs	(964)	(776)	(618)	(811)	(3,169)
Operating income	7,804	8,273	9,493	11,642	37,212
Net income	4,034	4,223	6,924	7,419	22,600
Net income per share – basic	$0.75	$0.79	$1.29	$1.38	$4.22
Net income per share – assuming dilution	$0.75	$0.77	$1.24	$1.33	$4.10

	Year Ended December 31, 2003
	Predecessor Company				Reorganized Company
	First Quarter	Second Quarter	Third Quarter	Nine Months Ended September 30, 2003	Three Months Ended December 31, 2003
Sales	$61,944	$71,841	$63,232	$197,017	$68,570
Gross profit	16,094	21,003	18,680	55,777	16,061
Employee separation and plant closure (costs) income	(766)	(263)	147	(882)	(1,010)
Operating (loss) income	(13,158)	3,197	6,963	(2,998)	863
Net (loss) income	(18,078)	(2,661)	13,654	(7,085)	31
Net (loss) income per share - basic and assuming dilution	(0.70)	(.10)	0.51	(0.27)	0.01

In the first quarter of 2003, the Company recorded a non-cash impairment charge of $13,682 ($13,682 net of taxes) to write off its net investment in CHEL and a non-cash inventory valuation charge included in cost of sales of $440 ($264 net of taxes) for the write-off of inventory related to the closure of the Columbus, Ohio and Costa Mesa, California facilities.

In the third quarter of 2003, the Company recorded $5,677 of net other income items and $5,000 of deferred income tax expense pursuant to Fresh-Start accounting

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Item 9B. Other Information.

On October 20, 2004, the Board of Directors of the Company approved a proposal to provide additional compensation to the Director who serves as chairman of the Audit Committee of the Board of Directors. Under the approved proposal, the chairman of the Audit Committee of the Board of Directors receives $500 per calendar quarter as a retainer fee for his service as chairman of the Audit Committee of the Board of Directors. This retainer fee is paid in addition to any other compensation to which the chairman of the Audit Committee of the Board of Directors is entitled as a Director of the Company or a member of any of its committees.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information appearing under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 25, 2005 (the “2005 Proxy Statement”) is incorporated herein by reference. Information regarding executive officers of the registrant is set forth in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information appearing under the captions “Election of Directors,” “Executive Compensation” (other than the Compensation Committee Report on Executive Compensation), and “Compensation Committee Interlocks and Insider Participation” in the 2005 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the caption “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information” in the 2005 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information appearing under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information appearing under the captions “Independent Registered Public Accounting Firm” in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Report of Independent Registered Public Accounting Firm	36
	Consolidated Balance Sheets at December 31, 2004 and 2003	37
	Consolidated Statements of Operations for the year ended December 31, 2004, three months ended December 31, 2003, the nine months ended September 30, 2003 and the year ended December 31, 2002	38
	Consolidated Statements of Shareholders’ Equity (Deficit) for the year ended December 31, 2004, the three months ended December 31, 2003, the nine months ended September 30, 2003 and the years ended December 31, 2002	39
	Consolidated Statements of Cash Flows for the year ended December 31, 2004, the three months ended December 31, 2003, the nine months ended September 30, 2003 and the year ended December 31, 2002	40
	Notes to Consolidated Financial Statements	41

(a)(2)	Financial Statement Schedules.
	No financial statement schedules required.

(a)(3)	Exhibits
	See the Exhibit Index at page 71 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHART INDUSTRIES, INC.

Date: March 30, 2005	By:	/s/ SAMUEL F. THOMAS
Samuel F. Thomas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SAMUEL F. THOMAS Samuel F. Thomas	Chief Executive Officer, President and a Director (Principal Executive Officer)	March 30, 2005

/s/ MICHAEL F. BIEHL Michael F. Biehl	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2005

/s/ WILLIAM T. ALLEN William T. Allen	Director	March 30, 2005

/s/ OLIVER C. EWALD Oliver C. Ewald	Director	March 30, 2005

/s/ MICHAEL P. HARMON Michael P. Harmon	Director	March 30, 2005

/s/ ARTHUR S. HOLMES Arthur S. Holmes	Director	March 30, 2005

/s/ JOHN F. MCGOVERN John F. McGovern	Director	March 30, 2005

Geoffrey S. Rehnert	Director	March , 2005

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003	(A	)

2.2	Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. § 1129(a) and (b) and Fed. R. Bankr. P. 3020 (I) Confirming Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, (II) Approving Disclosure Statement and (III) Approving Solicitation Procedures, entered September 4, 2003	(B	)

2.3	Asset Purchase Agreement among GT Acquisition Company and Greenville Tube, LLC, dated July 1, 2003	(C	)

2.4	Plan and Agreement of Merger, dated April 30, 1997, by and among the Chart Industries, Inc., Greenville Tube Corporation, Chart Acquisition Company, Inc. and Cryenco Sciences, Inc.	(D	)

2.5	Agreement for the Sale and Purchase of the Industrial Heat Exchanger Group, dated March 5, 1998, by and among Chart Industries, Inc., IMI Kynoch Limited, IMI Marston Limited, IMI plc and Chart Marston Limited	(E	)

2.6	Agreement and Plan of Merger, dated as of February 16, 1999, by and among Chart Industries, Inc., Chart Acquisition Company and MVE Holdings, Inc.	(F	)

2.7	Agreement and Plan of Merger, dated as of February 25, 1999, by and among Chart Industries, Inc., Chart Acquisition Company and MVE Investors, LLC	(F	)

3.1	Amended and Restated Certificate of Incorporation of Chart Industries, Inc., as filed with the Secretary of the State of Delaware on September 15, 2003	(B	)

3.2	Amended and Restated By-laws of Chart Industries, Inc., effective September 15, 2003	(B	)

4.1	Warrant Agreement between Chart Industries, Inc. and National City Bank, as Warrant Agent, dated September 15, 2003 (including form of warrant certificate)	(B	)

4.2	Specimen certificate of the Common Stock of Chart Industries, Inc.	(C	)

10.1	Term Loan Agreement among Chart Industries, Inc., the Subsidiary Guarantors Party hereto, the Lenders Party hereto and JPMorgan Chase Bank, as Administrative Agent, dated September 15, 2003	(B	)

10.2	Amendment No. 1 to the Term Loan Agreement between Chart Industries, Inc., the Subsidiary Guarantors Party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated February 1, 2005

10.3	Amended and Restated Revolving Credit Agreement among Chart Industries, Inc., the Subsidiary Guarantors Party hereto, the Lenders Party hereto and JPMorgan Chase Bank, as Administrative Agent, dated September 15, 2003	(B	)

10.4	Amendment No. 1 to the Amended and Restated Revolving Credit Agreement among Chart Industries, Inc., the Subsidiary Guarantors hereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated February 1, 2005

Exhibit No.	Description
10.5	Amended and Restated Security Agreement among Chart Industries, Inc., the Subsidiary Guarantors party hereto and JPMorgan Chase Bank, as Collateral Agent, dated September 15, 2003	(B	)

10.6	Collateral Agency and Intercreditor Agreement among: Chart Industries, Inc.; JPMorgan Chase Bank, as Revolving Credit Agent under the Revolving Credit Agreement; JPMorgan Chase Bank, as Term Loan Agent under the Term Loan Agreement; and JPMorgan Chase Bank, in its capacity as Collateral Agent, dated September 15, 2003	(B	)

10.7	Investor Rights Agreement by and among Chart Industries, Inc. and the Stockholder parties thereto, dated September 15, 2003	(A	)

*10.8	Escrow Agreement, dated as of July 10, 2003, by and among JP Morgan Chase Bank, each of the directors and senior officers of Chart Industries, Inc. signatory thereto and Christiana Corporate Services, Inc., as Escrow Agent	(C	)

10.9	Form of Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing	(C	)

*10.10	Form of Indemnification Agreement between Chart Industries, Inc. and its directors and officers

*10.11	Chart Industries, Inc. 2004 Stock Option and Incentive Plan	(H	)

*10.12	Trust Agreement by and between Chart Industries, Inc. and Security Trust Company relating to the Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan	(H	)

*10.13	Employment Agreement, dated October 17, 2002 by and between Chart Industries, Inc. and Michael F. Biehl	(G	)

*10.14	Employment Agreement, dated October 6, 2003, by and between Chart Industries, Inc. and Samuel F. Thomas	(H	)

*10.15	Agreement of Separation, Release, and Noncompetition dated December 17, 2003, by and between Chart Industries, Inc. and Arthur S. Holmes	(H	)

*10.16	Stock Purchase Agreement dated February 26, 2004, by and between Chart Industries, Inc. and Samuel F. Thomas	(H	)

10.17	Indemnification and Warrant Purchase Agreement, dated as of April 12, 1999, by and among Chart Industries, Inc., MVE Holdings, Inc. and each of the former members of MVE Investors, LLC listed on the signature pages thereto	(F	)

10.18	Escrow Agreement, dated as of April 12, 1999, by and among Chart Industries, Inc., MVE Holdings, Inc., Chart Acquisition Company, ACI Capital I, LLC, in its own capacity and, with respect to the Class B Escrow Amount (as defined therein), as agent and attorney-in-fact for each of the former members of MVE Investors, LLC listed therein, and Firstar Bank of Minnesota, N.A.	(F	)

10.19	Permitted User Agreement, dated as of March 27, 1998, by and between Chart Marston Limited and IMI Marston Limited	(E	)

10.20	IAM Agreement 2004-2007, effective February 8, 2004, by and between Chart Heat Exchangers, L.P. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO	(H	)

Exhibit No.	Description
10.21	Agreement, effective August 30, 2003 through August 25, 2006, by and between Chart Distribution and Storage Group of Chart Industries, Inc. and The International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers & Helpers Local Lodge No. 752 of the AFL-CIO	(H	)

10.22	Form of Final Settlement Agreement and Termination of Bargaining Relationship by and between Chart Industries, Inc. and the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers Local Lodge No. 752 of the AFL-CIO	(H	)

10.23	Agreement, effective November 17, 2002 through January 15, 2006, by and between Chart Industries, Inc. and the United Steel Workers of America	(G	)

*10.24	Chart Industries, Inc. 2004 Stock Option Plan for Outside Directors	(I	)

*10.25	Form of Stock Option Agreement under 2004 Stock Option Plan for Outside Directors	(I	)

10.26	Management Services Agreement, dated as of January 1, 2004, by and among Chart Industries, Inc., Oaktree Capital Management, LLC and Audax Management Company, LLC	(J	)

*10.27	Stock Option Agreement, dated March 19, 2004, entered into with Samuel F. Thomas under 2004 Stock Option and Incentive Plan	(K	)

*10.28	Form of Stock Option Agreement under 2004 Stock Option and Incentive Plan

14.1	Chart Industries, Inc. Code of Ethics for Senior Financial Officers	(H	)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chart Industries, Inc.’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chart Industries, Inc.’s Chief Financial Officer

32.1	Section 1350 Certification of Chart Industries, Inc.’s Chief Executive Officer

32.2	Section 1350 Certification of Chart Industries, Inc.’s Chief Financial Officer

*	Management contract or compensatory plan or arrangement identified pursuant to Item 15(a) (3) of this Annual Report on Form 10-K.
(A)	Incorporated herein by reference to the appropriate exhibit to the Chart Industries, Inc. Current Report on Form 8-K/A, dated September 4, 2003 (Commission File No. 1-11442).
(B)	Incorporated herein by reference to the appropriate exhibit to the Chart Industries, Inc. Current Report on Form 8-K, dated September 4, 2003 (Commission File No. 1-11442).
(C)	Incorporated herein by reference to the appropriate exhibit to the Chart Industries, Inc. Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2003 (Commission File No. 1-11442).
(D)	Incorporated herein by reference to the appropriate exhibit to the Chart Industries, Inc. Current Report on Form 8-K, dated July 31, 1997 (Commission File No. 1-11442).

(E)	Incorporated herein by reference to the appropriate exhibit to the Chart Industries, Inc. Current Report on Form 8-K, dated March 27, 1998 (Commission File No. 1-11442).
(F)	Incorporated herein by reference to the appropriate exhibit to the Chart Industries, Inc. Current Report on Form 8-K, dated April 12, 1999 (Commission File No. 1-11442).
(G)	Incorporated herein by reference to the appropriate exhibit to the Chart Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 1-11442).
(H)	Incorporated herein by reference to the appropriate exhibit to the Chart Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11442).
(I)	Incorporated herein by reference to the appropriate exhibit to the Chart Industries, Inc. Current Report on Form 8-K, dated October 20, 2004 (Commission File No. 1-11442).
(J)	Incorporated herein by reference to the appropriate exhibit to the Chart Industries, Inc. Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2004 (Commission File No. 1-11442).
(K)	Incorporated herein by reference to the appropriate exhibit to the Chart Industries, Inc. Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2004 (Commission File No. 1-11442).