Form 10-Q
period 2005-03-31
CHART INDUSTRIES INC
filed 2005-05-16
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-11442

CHART INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	34-1712937
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Infinity Corporate Centre Drive, Suite 300, Garfield Heights, Ohio 44125

(Address of Principal Executive Offices) (ZIP Code)

Registrant’s Telephone Number, Including Area Code: (440) 753-1490

5885 Landerbrook Drive, Suite 205, Cleveland, Ohio 44124

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

At March 31, 2005, there were 5,359,013 outstanding shares of the Company’s Common Stock, par value $.01 per share.

Page 1 of 22 sequentially numbered pages.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,702	$14,814
Accounts receivable, net	45,268	45,744
Inventories, net	52,038	47,777
Unbilled contract revenue	19,804	10,528
Other current assets	15,935	16,959
Assets held for sale	3,567	3,567

Total Current Assets	145,314	139,389

Property, plant and equipment, net	42,043	41,993
Reorganization value in excess of amounts allocable to identifiable assets	75,110	75,110
Identifiable intangible assets, net	47,770	48,472
Other assets, net	2,019	2,116

TOTAL ASSETS	$312,256	$307,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$29,865	$26,789
Customer advances and billings in excess of contract revenue	15,307	15,181
Accrued expenses and other current liabilities	28,577	31,313
Current maturities of long-term debt	2,851	3,005

Total Current Liabilities	76,600	76,288

Long-term debt	75,909	76,406
Other long-term liabilities	39,374	38,746
Shareholders’ Equity
Common stock, par value $.01 per share – 9,500,000 shares authorized, 5,359,013 and 5,358,183 shares issued at March 31, 2005 and December 31, 2004, respectively	54	54
Additional paid-in capital	90,679	90,652
Retained earnings	28,166	22,631
Accumulated other comprehensive income	1,474	2,303

	120,373	115,640

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$312,256	$307,080

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Sales	$85,170	$68,782
Cost of sales	60,532	46,951

Gross profit	24,638	21,831

Selling, general and administrative expense	14,401	13,012
Employee separation and plant closure costs	604	964
Equity loss in joint venture	—	51

	15,005	14,027

Operating income	9,633	7,804

Other income (expense):
Interest expense, net	(1,023)	(1,296)
Derivative contracts valuation income (expense)	38	(155)
Foreign currency (expense) income	(21)	176

	(1,006)	(1,275)

Income from operations before income taxes and minority interest	8,627	6,529

Income tax expense	3,071	2,446

Income from operations before minority interest	5,556	4,083

Minority interest, net of taxes	21	49

Net income	$5,535	$4,034

Net income per common share – basic	$1.03	$0.75

Net income per common share – assuming dilution	$0.99	$0.75

Shares used in per share calculations — basic	5,358	5,336

Shares used in per share calculations – assuming dilution	5,609	5,357

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
OPERATING ACTIVITIES
Net income	$5,535	$4,034
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,944	2,191
Employee stock and stock option related compensation expense	592	468
Employee separation and plant closure costs	99	—
Other non-cash operating activities	56	(45)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	25	554
Inventory	(4,261)	(1,085)
Unbilled contract revenue and other current assets	(9,057)	2,799
Accounts payable and other current liabilities	676	(462)
Customer advances and billings in excess of contract Revenue	328	836

Net Cash (Used In) Provided By Operating Activities	(4,063)	9,290

INVESTING ACTIVITIES
Capital expenditures	(1,734)	(1,091)
Other investing activities	105	74

Net Cash Used In Investing Activities	(1,629)	(1,017)

FINANCING ACTIVITIES
Borrowings on revolving credit facilities	1,029	—
Payments on revolving credit facilities	(1,029)	—
Principal payments on long-term debt	(651)	(632)
Proceeds from sale of stock	—	400
Debt restructuring related fees paid	—	(1,552)
Other financing activities	27	—

Net Cash Used In Financing Activities	(624)	(1,784)

Net (decrease) increase in cash and cash equivalents	(6,316)	6,489
Effect of exchange rate changes on cash	204	(302)
Cash and cash equivalents at beginning of period	14,814	18,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,702	$24,787

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2005

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

On July 8, 2003, the Company and all of its then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. On September 15, 2003, the Company and all of its then majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003 (the “Reorganization Plan”).

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	March 31, 2005	December 31, 2004
Raw materials and supplies	$25,635	$22,896
Work in process	13,440	16,918
Finished goods	12,963	7,963

	$52,038	$47,777

Revenue Recognition: For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement, and the selling price to the buyer is fixed or determinable. For heat exchangers, cold boxes, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known. Timing of amounts billed on contracts varies from contract to contract and could cause significant variations in working capital needs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2005

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three-month periods ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
Balance as of January 1	$2,812	$3,208
Warranty expense	478	486
Warranty usage	(532)	(457)

Balance as of March 31	$2,758	$3,237

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets and Other Intangible Assets: In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is treating Reorganization Value similar to goodwill and does not amortize it or other indefinite lived intangible assets, but reviews them at least annually for impairment using a measurement date of October 1st. The Company amortizes intangible assets that have finite useful lives over their useful lives.

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

The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

	Estimated Useful Life	March 31, 2005		December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets
Unpatented technology	9 years	$3,305	$(540)	$3,305	$(450)
Patented technology	12 years	3,729	(529)	3,729	(441)
Patents	5 years	540	(150)	540	(125)
Customer Base	13 years	23,960	(2,994)	23,960	(2,495)

		$31,534	$(4,213)	$31,534	$(3,511)

Indefinite-lived intangible assets
Reorganization value in excess of amounts allocable to identifiable assets		$75,110		$75,110
Trademarks and trade names		20,449		20,449

		$95,559		$95,559

Amortization expense for finite-lived intangible assets was $702 for the three-month periods ended March 31, 2005 and 2004 and is estimated to be approximately $2,800 annually for fiscal years 2005 through 2008.

Capital Structure: On February 26, 2004, the Company sold 28,797 shares of common stock to its Chief Executive Officer at a price of $13.89 per share, which was based on the estimated enterprise value of the Company upon its emergence from bankruptcy as determined by an independent financial advisory firm. Since the closing market price of the Company’s common stock on this date was $29.00 per share, the Company recorded $435 as compensation expense in the first quarter of 2004.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2005

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

Employee Stock Options: The Company has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options.

As of January 1, 2006, the Company is required to adopt SFAS No. 123 (revised 2004) “Share-Based Payments.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the pro forma disclosure option allowed under SFAS No. 123. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial position or results of operations.

On March 19, 2004, the Company granted 435,701 options to purchase shares of the Company’s common stock (the “Options”) with an exercise price of $13.89 per share when the closing market price of the Company’s common stock was $28.00 per share. These non-qualified stock options are exercisable for a period of 10 years and have two different vesting schedules: 319,701 options vest in equal annual installments over a four-year period and 116,000 options vest over a 45-month period, which commenced April 1, 2004 based upon the achievement of specific operating performance goals during that 45-month period as determined by the Compensation Committee of the Board of Directors. The 319,701 Options on the time-based vesting schedule are being accounted for as a fixed compensatory plan under APB 25. For these options, the Company expects to record $4,511 as compensation expense over the vesting period based on the $14.11 difference between the closing market price and the exercise price on the date of grant. The 116,000 Options on the performance-based vesting schedule are being accounted for as a variable compensatory plan under APB 25. For these options, the Company will record compensation expense over the vesting period based upon the difference between the closing market price of the Company’s stock and the exercise price at each balance sheet measurement date, and the Company’s estimate of the number of options that will ultimately vest based upon actual and estimated performance in comparison to the performance targets.

In March 2005, 2,000 Options on the time-based vesting schedule were cancelled as a result of the resignation of one of the members of the Company’s Board of Directors. During 2004, 14,000 Options on the time-based vesting schedule and 14,000 Options on the performance-based vesting schedule were cancelled due to the resignation of eligible employees, and 42,000 additional Options on the time-based vesting schedule and 30,000 additional Options on the performance-based vesting schedule were issued at the closing market price on the date of grant to new eligible employees and non-employee members of the Company’s Board of Directors. The 42,000 Options with the time-based vesting schedule are accounted for as a fixed plan under APB 25. For these options, the Company records no compensation expense since the exercise price was equal to the market price at the date of grant. The 30,000 Options with the performance-based vesting schedule are accounted for as a variable compensatory plan under APB 25 and the Company records compensation expense using the same method as the initial 116,000 performance-based options.

The Options generally may not be transferred, and any shares of stock that are acquired upon exercise of the Options generally may not be sold, transferred, assigned or disposed of except under certain predefined liquidity events or in the event of a change in control. For the three-month period ended March 31, 2005 and 2004 the Company recorded $270 and $33, respectively, in compensation expense related to the time-based vesting Options and $322 for the three-month period ended March 31, 2005 related to the performance-based vesting Options.

The Company’s pro forma disclosures showing the estimated fair value of employee stock options, amortized to expense over their vesting periods, are as follows:

	Three Months Ended March 31,
	2005	2004
Reported net income	$5,535	$4,034
Add: Share-based employee compensation expense included in reported net income, net of related tax effect	391	22
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(661)	(138)

Pro-forma net income	$5,265	$3,918

Basic earnings per share:
Reported net income	$1.03	$0.76
Add: Share-based employee compensation expense included in reported net Income, net of related tax effect	0.07	0.00
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(0.12)	(0.03)

Pro-forma net income	$0.98	$0.73

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2005

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

Diluted earnings per share:
Reported net income	$0.99	$0.75
Add: Share-based employee compensation expense included in reported net Income, net of related tax effect	0.07	0.01
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(0.12)	(0.03)

Pro-forma net income	$0.94	$0.73

Weighted average shares – basic	5,358	5,336
Weighted average shares – assuming dilution	5,609	5,357

NOTE B — Debt and Credit Arrangements

The Company’s term loan agreement and revolving credit facility (collectively, the “Credit Facility”) provides a term loan of $120,000 with final maturity in 2009 and a revolving credit line of $40,000 that expires September 15, 2008, of which $30,000 may be used for the issuance of letters of credit. Under the terms of the Credit Facility, term loans bear interest, at the Company’s option, at rates equal to the prime rate plus 2.50 percent or LIBOR plus 3.50 percent and the revolving credit line bears interest, at the Company’s option, at rates equal to the prime rate plus 1.50 percent or LIBOR plus 2.50 percent. The Company is also required to pay a commitment fee of 0.375 percent per annum on the unused amount of the revolving credit line of the Credit Facility.

Effective May 2, 2005, the Company amended the revolving credit line portion of its Credit Facility. The amendment increases the aggregate size of the revolving credit line by $15,000, from $40,000 to $55,000. This increase will expire on January 31, 2006. The amendment also permanently increases the portion of the revolving credit line that may be used for the issuance of letters of credit by $10,000, from $30,000 to $40,000. This increase in the revolving credit line is expected to be used primarily for the expansion of the Company’s business.

The Credit Facility contains certain covenants and conditions which impose limitations on the Company and its operating units, including a restriction on the payment of cash dividends and a requirement to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including maximum leverage (calculated as total debt divided by earnings before interest, taxes, depreciation, amortization and restructuring charges (“EBITDAR”)), minimum interest coverage ratio (calculated as EBITDAR divided by interest expense), minimum fixed charge coverage ratio (calculated as EBITDAR less capital expenditures divided by the sum of interest expense, scheduled debt payments and taxes paid), minimum EBITDAR and maximum capital expenditures. The Credit Facility also contains a feature whereby if the Company generates cash from operations above a pre-defined calculated amount, the Company is required to use a portion of that cash to make a principal prepayment on the term loan portion of the Credit Facility.

At March 31, 2005, the Company had borrowings outstanding of $77,898 under the term loan portion of the Credit Facility and letters of credit outstanding and bank guarantees totaling $22,437 supported by the revolving credit line portion of the Credit Facility.

On April 30, September 27, and December 31, 2004, the Company made voluntary principal prepayments of $10,000, $12,000 and $8,000, respectively, on the term loan portion of the Credit Facility. These prepayments reduced all future scheduled term loan amortization on a pro-rata basis.

The Company has an interest rate derivative contract (collar), entered into in March 1999, to manage interest rate risk exposure relative to its term loan debt. This collar, with a notional amount of $17,719 at March 31, 2005, expires in March 2006. The fair value of this collar is reported in accrued expenses and other current liabilities on the Company’s unaudited condensed consolidated balance sheet, and changes in the fair value of the collar are recorded on a quarterly basis and reported in derivative contracts valuation expense in the Company’s unaudited condensed consolidated statement of operations.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2005

(Dollars and shares in thousands, except per share amounts)

NOTE C — Net Income per Share

The calculations of basic and diluted net income per share for the three-month periods ended March 31, 2005 and 2004 are set forth below.

	Three Months Ended March 31,
	2005	2004
Net income	$5,535	$4,034
Weighted-average common shares	5,358	5,336
Effect of dilutive securities: Employee stock options and warrants	251	21

Dilutive potential common shares	5,609	5,357

Net income per common share – basic	$1.03	$0.75

Net income per common share – assuming dilution	$0.99	$0.75

NOTE D — Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	March 31, 2005	December 31, 2004
Foreign currency translation adjustments	$2,720	$3,549
Minimum pension liability adjustments, net of tax of $671	(1,246)	(1,246)

	$1,474	$2,303

Comprehensive income for the three-month periods ended March 31, 2005 and 2004 was $4,706 and $2,983, respectively.

NOTE E — Employee Separation and Plant Closure Costs

During the three-month period ended March 31, 2005, the Company recorded employee separation and plant closure costs of $604 related to the closure of the Biomedical facility in Burnsville, Minnesota and relocation of the manufacturing operation to Canton, Georgia, closure of the idle Distribution and Storage facility in Plaistow, New Hampshire, and general headcount reductions throughout the Company. During the three-month period ended March 31, 2005, the Company also recorded non-cash inventory valuation charge of $99 that is included in cost of sales for the write-off of inventory at the Biomedical facility in Burnsville, Minnesota.

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

The following table summarizes the Company’s employee separation and plant closure costs activity for the three-month periods ended March 31, 2005 and 2004.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2005

(Dollars and shares in thousands, except per share amounts)

NOTE E — Employee Separation and Plant Closure Costs - Continued

	Three Months Ended March 31, 2005
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$—	$28	$—	$7	$35
Other associated costs	285	218	54	12	569

Employee separation and plant closure costs	285	246	54	19	604
Inventory valuation in cost of sales	99	—	—	—	99

	384	246	54	19	703
Reserve usage	505	276	54	147	982

Change in reserve	(121)	(30)	—	(128)	(279)
Reserves as of January 1, 2005	372	341	1,557	493	2,763

Reserves as of March 31, 2005	$251	$311	$1,557	$365	$2,484

	Three Months Ended March 31, 2004
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$8	$37	$219	$204	$468
Contract termination costs	—	105	—	—	105
Other associated costs	52	52	303	(16)	391

Employee separation and plant closure costs	60	194	522	188	964
Reserve usage	60	206	466	231	963

Change in reserve	—	(12)	56	(43)	1
Reserves as of January 1, 2004	—	533	2,182	675	3,390

Reserves as of March 31, 2004	$—	$521	$2,238	$632	$3,391

The employee separation and plant closure costs reserve at March 31, 2005 consists of $141 for contract termination and facility-related closure costs and other associated costs and $2,343 for one-time employee termination costs. The Company expects to record between $600 and $700 of employee separation and plant closure costs related to previously announced closures during the last nine months of 2005.

NOTE F — Acquisitions

On February 27, 2004, the Company’s Coastal Fabrication joint venture (“Coastal Fabrication”) executed an agreement to redeem the joint venture partner’s 50 percent equity interest of $289 for cash consideration of $250 and the possibility of additional consideration being paid based upon the number of direct labor manufacturing hours performed at the Company’s New Iberia, Louisiana facility during 2004 and 2005. The $39 difference between the cash consideration paid and the value of the 50 percent equity interest was recorded by Coastal Fabrication as a reduction of certain fixed assets. As a result of the elimination of the joint venture partner and the assumption of 100 percent of control by the Company, the assets, liabilities, and operating results of Coastal Fabrication are included in these consolidated financial statements subsequent to February 27, 2004.

NOTE G – Assets Held for Sale

In June 2004, the Company decided to sell a building, parcel of land and manufacturing equipment at its Plaistow, New Hampshire Distribution and Storage facility. The manufacturing equipment was sold in August 2004 for $1,082 resulting in a gain on sale of assets of $549 in the third quarter of 2004. In September 2004, the Company entered into an agreement to sell the Plaistow land and building for $3,800. Because the net sales price, estimated to be $3,567 after selling costs, was lower than the carrying value, the asset was written down to the net sales price by recording a $386 loss on sale of assets in the third quarter of 2004. The Plaistow facility is classified as held for sale on its unaudited condensed consolidated balance sheet as of March 31, 2005 and the audited consolidated balance sheet as of December 31, 2004. The Company is pursuing the completion of the sale in 2005 and the net proceeds from this sale are expected to be available for working capital purposes.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2005

(Dollars and shares in thousands, except per share amounts)

NOTE H — Employee Benefit Plans

The Company has four defined benefit pension plans covering certain U.S. hourly and salary employees. Three of these plans are frozen and one is active. The defined benefit plans provide benefits based primarily on the participants’ years of service and compensation.

The following table sets forth the components of net periodic pension cost for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Service cost	$222	$288
Interest cost	404	545
Expected return on plan assets	(414)	(539)
Recognized net actuarial gain	(12)

Total pension cost	$200	$294

NOTE I — Operating Segments

The Company’s structure of its internal organization is divided into the following three reportable segments: Biomedical, Distribution and Storage and Energy and Chemicals. The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The Biomedical segment sells medical products, biological storage systems and magnetic resonance imaging (“MRI”) cryostat components. The Distribution and Storage segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The Energy and Chemicals segment sells heat exchangers, cold boxes and liquefied natural gas (“LNG”) vacuum-insulated pipe used by major natural gas, petrochemical processing and industrial gas companies in the production of their products. Due to the nature of the products that each operating segment sells, there are no intersegment sales.

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

Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Three Months Ended March 31, 2005
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$16,842	$44,665	$23,663	$—	$85,170

Operating income (loss)	2,115	8,360	3,577	(4,419)	9,633

	Three Months Ended March 31, 2004
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$15,864	$34,532	$18,386	$—	$68,782

Operating income (loss)	3,066	5,262	3,863	(4,387)	7,804

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2005

(Dollars and shares in thousands, except per share amounts)

NOTE J – Subsequent Event

The Company has agreed to acquire a 100% equity interest in Changzhou CEM Cryo Equipment Co., Ltd., a foreign owned enterprise established under the laws of the People’s Republic of China, for approximately $12.5 million. This acquisition is expected to close on or about May 16, 2005 and will be included in the Company’s Distribution & Storage operating segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company booked orders of $117.6 million in the first quarter of 2005, compared with $123.9 million in the fourth quarter of 2004 and $101.1 million in the first quarter of 2004. The Company’s quarterly orders were particularly strong in the Energy and Chemicals and Distribution and Storage segments.

The Company’s first quarter 2005 operating results reflect an increase in sales in all segments due to continued market improvements and price increases resulting from higher material costs. However, gross profit margin percentages have decreased in all segments due to higher material costs, higher mix of sales of lower margin products, and an increase in manufacturing costs in the Biomedical segment due to the transition of the manufacturing operations from Burnsville, Minnesota to Canton, Georgia. In addition, although the Energy and Chemicals segment recognized revenue on premium-priced expedited heat exchanger orders in both the first quarter of 2005 and 2004, the 2004 gross profit was $0.8 million higher than in 2005.

The Company continued its operational restructuring initiatives in the first quarter of 2005, and expects to complete the sale of its Plaistow, New Hampshire engineered tank manufacturing facility during 2005. The Company completed the closure of its Burnsville, Minnesota Biomedical manufacturing facility during the first quarter of 2005. The Company transferred its engineered tank and medical manufacturing operations from these facilities to its New Prague, Minnesota and Canton, Georgia manufacturing facilities, respectively.

As a result of the continued demand growth from the global industrial gas and LNG markets that the Company serves, higher order backlog at March 31, 2005, operational restructuring activities, and continued strong performance across the Company in the first quarter of 2005, management expects the Company will continue to experience sales and earnings growth during the last nine months of 2005; however, lower margins and higher material costs could partially offset this favorable trend. Management further expects it will be able to operate within the covenant constraints and payment obligations of its current credit agreements, with its efforts directed toward enhancing shareholder value.

Three Months Ended March 31, 2005 and 2004

The following table sets forth sales, gross profit and gross profit margin for the company’s three operating segments for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Sales
Biomedical	$16,842	$15,864
Distribution and Storage	44,665	34,532
Energy and Chemicals	23,663	18,386

Total	$85,170	$68,782

Gross Profit
Biomedical	$5,071	$5,421
Distribution and Storage	13,571	9,761
Energy and Chemicals	5,996	6,649

Total	$24,638	$21,831

Gross Profit Margin
Biomedical	30.1%	34.2%
Distribution and Storage	30.4%	28.3%
Energy and Chemicals	25.3%	36.2%

Total	28.9%	31.7%

Sales for the first quarter of 2005 were $85.2 million versus $68.8 million for the first quarter of 2004, an increase of $16.4 million, or 23.8 percent. Biomedical segment sales of $16.8 million in the first quarter of 2005 increased $0.9 million or 5.7 percent, compared with sales of $15.9 million in the first quarter of 2004. Sales of medical and biological storage systems products increased $0.4 million and $0.9 million, respectively, on higher volume, while sales of MRI products decreased $0.4 million compared with the first quarter of 2004 on lower volume to this product line’s most significant customer. Distribution and Storage segment sales increased 29.6 percent, with first quarter 2005 sales of $44.7 million, compared with $34.5 million for the same quarter in 2004. Sales of bulk storage systems and packaged gas systems increased $4.4 million and $5.8 million, respectively, compared with the first quarter of 2004 due to higher volume and increased product pricing to offset increased materials costs due primarily to steel surcharges. Energy and Chemicals segment sales were $23.7 million in the first quarter of 2005 compared with sales of $18.4 million in the first quarter of 2004, an increase of 28.8 percent. The increase was generated primarily from LNG systems sales due to higher volume. Heat exchanger sales were flat in the first quarter of 2005 as compared to the same quarter in 2004.

Gross profit for the first quarter of 2005 was $24.6 million versus $21.8 million for the first quarter of 2004. Gross profit margin for the first quarter of 2005 was 28.9 percent versus 31.7 percent for the first quarter of 2004. Gross profit increased in the Distribution and Storage segment due to higher volume, but was partially offset by higher material costs and higher mix of sales of lower margin products. Gross profit and margin percentage decreased in 2005 in the Energy and Chemicals segment primarily because the first quarter 2004 results included a premium priced expedited heat exchanger order that had a $0.8 million higher margin than compared with a similar type of order received in the first quarter of 2005, and 2005 had a higher level of sales on lower margin heat exchanger products. These decreases were partially offset by a higher gross margin in LNG systems due to higher sales. Gross profit decreased in the Biomedical segment due to a an increase in manufacturing costs related to the transition of the Biomedical manufacturing operation from Burnsville, Minnesota to Canton, Georgia, which was completed in the first quarter of 2005.

Selling, general and administrative (“SG&A”) expense for the first quarter of 2005 was $14.4 million versus $13.0 million for the first quarter of 2004. As a percentage of sales, SG&A expense was 16.9 percent for the first quarter of 2005 versus 18.9 percent for the first quarter of 2004. The increase in SG&A expense is due mostly to the additional personnel and operating expenses to support the order and sales growth in the first quarter of 2005 compared with the first quarter of 2004.

During 2004 and into the first quarter of 2005, the Company continued its manufacturing facility reduction plan which resulted in the closure of the Company’s Distribution and Storage segment manufacturing facility in Plaistow, New Hampshire and the Biomedical segment manufacturing and office facility in Burnsville, Minnesota. In each of these facility closures, the Company did not exit the product lines manufactured at those sites, but moved manufacturing to other facilities with available capacity, most notably New Prague, Minnesota for engineered tank production and Canton, Georgia for medical production. The land and building related to the Burnsville facility were sold in 2004. The proceeds of this sale were used to pay down debt outstanding under an industrial revenue bond and the balance was applied towards a voluntary principal prepayment on the term loan portion of the Credit Facility in the fourth quarter of 2004. An agreement to sell the Plaistow, New Hampshire facility was reached in 2004 and the Company expects to complete the sale in 2005. The proceeds are expected to be available for working capital purposes.

During the first quarter of 2005 and 2004, the Company recorded $0.6 and $1.0 million, respectively, of employee separation and plant closure costs primarily related to the closure of the Plaistow, New Hampshire and Burnsville, Minnesota manufacturing facilities.

The Company recorded $0.1 million of equity loss for Coastal Fabrication in the first quarter of 2004. On February 27, 2004, Coastal Fabrication executed an agreement to redeem the joint venture partner’s 50 percent equity interest of $0.29 million for cash consideration of $0.25 million and the possibility of additional consideration being paid based upon the number of direct labor manufacturing hours performed at the Company’s New Iberia, Louisiana facility during 2004 and 2005. The $0.04 million difference between the cash consideration paid and the value of the 50 percent equity interest was recorded by Coastal Fabrication as a reduction of certain fixed assets. As a result of the elimination of the joint venture partner and the assumption of 100 percent of control by the Company, the assets, liabilities, and operating results of Coastal Fabrication are included in the Company’s consolidated financial statements subsequent to February 27, 2004.

Net interest expense for the first quarter of 2005 was $1.0 million versus $1.3 million for the first quarter of 2004 reflecting the Company’s improved leverage position due to voluntary principal prepayments of debt in 2004. The Company’s one remaining interest rate collar covering $17.7 million of the senior term loan outstanding at March 31, 2005 expires in March 2006. The Company recorded $0.1 million of derivative contract valuation income and $0.2 million of derivative contract valuation expense in the first quarter of 2005 and 2004, respectively, related to marking the fair value of the collar to market on a quarterly basis. The Company’s net interest expense is expected to increase for the remainder of 2005 as a result of borrowings under the revolving credit line portion of its Credit Facility, as amended, in connection with the acquisition of Changzhou CEM Cryo Equipment Co., Ltd. (“Cryo Equipment”) and the expansion of its business.

Income tax expense of $3.1 and $2.4 million in the first quarter of 2005 and 2004, respectively, represents taxes on both domestic and foreign earnings at an estimated annual effective income tax rate of 35.6 percent and 37.5 percent, respectively.

As a result of the foregoing, the Company reported net income for the first quarter of 2005 of $5.5 million, or $0.99 per diluted share, compared to net income of $4.0 million or $0.75 per diluted share, for the first quarter of 2004.

Liquidity and Capital Resources

Debt Instruments and Related Covenants: The Company’s Credit Facility provides a term loan of $120.0 million with final maturity in 2009 and a revolving credit line of $40.0 million that expires on September 15, 2008, of which $40.0 million may be used for the issuance of letters of credit. Under the terms of the Credit Facility, term loans bear interest, at the Company’s option, at rates equal to the prime rate plus 2.50 percent or LIBOR plus 3.50 percent and the revolving credit line bears interest, at the Company’s option, at rates equal to the prime rate plus 1.50 percent or LIBOR plus 2.50 percent. The Company is also required to pay a commitment fee of 0.375 percent per annum on the unused amount of the revolving credit line of the Credit Facility.

Effective May 2, 2005, the Company amended the revolving credit line portion of its Credit Facility. The amendment increases the aggregate size of the revolving credit line by $15 million, from $40 million to $55 million. This increase will expire on January 31, 2006. The amendment also permanently increases the portion of the revolving credit line that may be used for the issuance of letters of credit by $10 million, from $30 million to $40 million. This increase in the revolving credit line is expected to be used primarily for the expansion of the Company’s business.

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

At March 31, 2005, the Company had borrowings outstanding of $77.9 million under the term loan portion of the Credit Facility and letters of credit outstanding and bank guarantees totaling $22.4 million supported by the revolving credit line portion of the Credit Facility.

Sources and Use of Cash: Cash used in operations in the first quarter of 2005 was $4.1 million compared with cash provided by operations of $9.3 million in the first quarter of 2004. The use of cash in the first quarter of 2005 was mainly due to increased inventory levels, particularly in the Biomedical segment, in order to meet demand during the transfer of the Biomedical manufacturing operation from Burnsville, Minnesota to Canton, Georgia, and to meet the continued increased demand in the Energy and Chemicals and Distribution and Storage segments. In addition, unbilled revenue increased in the first quarter of 2005 due to higher order levels in Energy and Chemicals segment and the timing of payment requirements under certain contracts. Management believes the use of cash from operations is not a trend and expects to achieve improved working capital levels during the last nine months of 2005.

Capital expenditures in the first quarter of 2005 were $1.7 million compared with $1.1 million in the first quarter of 2004. The Company expects capital expenditures in 2005 to be in the range of $13.0 million to $15.0 million as the Company continues to reinvest in its remaining facilities and complete the construction of the new manufacturing and office facility in China.

In the first quarter of 2004, the Company used $1.6 million of cash for its debt restructuring initiatives. The first quarter 2004 payments include approximately $1.2 million in bankruptcy related fees to various professional service providers that the Company was required to delay until January 2004, when their fee applications were approved by the United States Bankruptcy Court for the District of Delaware.

The Company used $6.3 million of cash in the first quarter of 2005, however management believes that cash forecasted to be generated by operations and the ability to borrow cash, if necessary, under the revolving credit line portion of the Credit Facility, as amended, will be sufficient to satisfy its working capital, capital expenditure, restructuring and debt related cash requirements for 2005.

Cash Requirements: The Company does not anticipate any unusual cash requirements for working capital needs in 2005. In order to complete its operational restructuring activities, the Company forecasts that it will use approximately $0.5 million of cash, in addition to the capital expenditure requirements discussed above, for one-time employee termination benefits, contract termination costs and other associated facility closure costs during the remaining nine months of 2005. The Company also expects to use approximately $12.5 million to $14.0 million of cash for payment of taxes, both domestic and foreign, and approximately $4.2 million to $4.4 million of cash for interest payments during the remaining nine months of 2005. Based upon current actuarial estimates, the Company also expects to contribute approximately $1.0 million in cash to its four defined benefit pension plans to meet ERISA minimum funding requirements during the remaining nine months of 2005. In connection with the acquisition of Cryo Equipment and the expansion of its business in 2005, the Company has borrowed approximately $12.0 million through May 13, 2005 under the revolving credit line portion of its Credit Facility, as amended.

On March 28, 2003, Chart Heat Exchangers Limited (“CHEL”) filed for a voluntary administration under the United Kingdom (“U.K.”) Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. Additionally, the Company received information that indicated that CHEL’s net pension plan obligations had increased significantly primarily due to a decline in plan asset values and interest rates as well as increased plan liabilities, resulting in an estimated plan deficit of approximately $12.0 million as of March 2003. Based on the Company’s financial condition in March 2003, it determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. Since CHEL was unable to fund its net pension deficit, pay remaining severance due to former employees, or pay other creditors, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a U.K. pension regulatory board. That board approved the wind-up as of March 28, 2003.

The Company does not believe that it is legally obligated to fund the net pension deficit of the CHEL pension plan because CHEL, which is no longer one of the Company’s consolidated subsidiaries, was the sponsor of the pension plan and the entity with primary responsibility for the plan. In addition, the Company considered itself and its consolidated subsidiaries legally released from being the primary obligor of any CHEL liabilities. Further, at the time the insolvency administrator assumed control of CHEL, the Company no longer had control of the assets or liabilities of CHEL. As a result, in March 2003, the Company wrote-off its net investment in CHEL. In addition, any claims of CHEL against the Company were discharged in bankruptcy as part of the Company’s Reorganization Plan.

While no claims presently are pending against the Company related to CHEL’s insolvency, persons impacted by the insolvency could bring a claim against the Company asserting that the Company is directly responsible for pension and benefit related liabilities of CHEL. Although the Company would contest any claim of this kind, it can provide no assurance that claims will not be asserted against it in the future. To the extent the Company has a significant liability related to CHEL’s insolvency and pension wind-up, satisfaction of that liability could have a material adverse impact on the Company’s liquidity, results of operations and financial position.

Orders and Backlog

The following table sets forth orders by segment for the three-month periods ended March 31, 2005 and December 31, 2004 and backlog by segment as of March 31, 2005 and December 31, 2004:

	Three Months Ended,
	March 31, 2005	December 31, 2004
Orders
Biomedical	$17,597	$19,436
Distribution and Storage	55,080	56,412
Energy and Chemicals	44,885	48,082

Total	$117,562	$123,930

Backlog
Biomedical	$5,222	$4,613
Distribution and Storage	62,907	53,900
Energy and Chemicals	91,984	70,766

Total	$160,113	$129,279

Due to the extended periods of time from receipt of customer orders to final completion and shipment of products, particularly in the Energy and Chemicals segment, the Company believes that signed customer orders are a significant indicator of its future financial performance. As a result, the Company measures and internally reports orders in an effort to stay current with market trends and make corresponding timely decisions regarding material purchases, personnel and other operating issues. The Company considers orders to be those for which the Company has received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. The Company’s consolidated orders for the first quarter of 2005 totaled $117.6 million, compared with orders of $123.9 million for the fourth quarter of 2004. The Company’s consolidated firm order backlog at March 31, 2005 was $160.1 million, compared with $129.3 million at December 31, 2004. Backlog can be significantly affected by the timing of orders for large products, particularly in the Energy and Chemicals segment, and the amount of backlog at March 31, 2005 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales.

Biomedical orders for the first quarter of 2005 totaled $17.6 million, compared with $19.4 million for the fourth quarter of 2004. Biomedical backlog totaled $5.2 million at March 31, 2005, compared with $4.6 million of backlog at December 31, 2004. Orders for medical and biological storage system products decreased $0.7 million and $1.9 million, respectively, due to lower demand in both domestic and foreign markets. The decrease was partially offset by a $0.9 million increase in orders for MRI components.

Distribution and Storage orders for the first quarter of 2005 totaled $55.1 million, compared with $56.4 million for the fourth quarter of 2004. Distribution and Storage backlog totaled $62.9 million at March 31, 2005, compared with $53.9 million of backlog at December 31, 2004. Orders for bulk storage systems remained relatively flat when comparing the quarterly periods, while packaged gas systems orders decreased by $1.4 million.

Energy and Chemicals orders for the first quarter of 2005 totaled $44.9 million, compared with $48.1 million in the fourth quarter of 2004. Energy and Chemicals backlog totaled $92.0 million at March 31, 2005, compared with $70.8 million of backlog at December 31, 2004. Orders for heat exchangers decreased $17.8 million in the first quarter of 2005 due to the receipt of a $20.4 million order in the fourth quarter of 2004. LNG systems experienced an increase of $14.7 million in orders primarily resulting from a $20.9 million order being placed in the first quarter of 2005.

Application of Critical Accounting Policies

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s 2004 Annual Report on Form 10-K, filed on March 30, 2005, in Note A of the Notes to the Consolidated Financial Statements and under the caption “Critical Accounting Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts and inventory valuation reserves, goodwill and indefinite lived intangibles, environmental remediation obligations, product warranty costs, debt covenants, pensions and deferred tax assets.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations) or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others (including those described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2004 under “Certain Factors that May Affect Future Results and Financial Condition”), could affect its future performance and the liquidity of the Company’s equity securities and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, political, business and market conditions and foreign currency fluctuations, (b) competition, (c) decreases in spending by the Company’s industrial customers or the failure of the Company’s industrial customers to make anticipated increases in spending, (d) the loss of a major customer or customers, (e) the effectiveness of operational changes expected to increase efficiency and productivity, (f) the ability of the Company to manage its fixed-price contract exposure, (g) the ability of the Company to pass on increases in raw material prices, (h) the Company’s relations with its employees, (i) litigation and disputes involving the Company, including the extent of product liability, pension and severance claims asserted against the Company, (j) variability in the Company’s operating results, (k) the ability of the Company to attract and retain key personnel, (l) the costs of compliance with environmental matters and responding to potential environmental liabilities, (m) the ability of the Company to protect its proprietary information, (n) the ability of the Company to sell and acquire certain assets and businesses on acceptable terms, including the ability to close asset sales currently under contract and successfully integrate any acquired companies, (o) the ability of the Company to successfully realize operational restructuring savings and execute operational restructuring initiatives without unanticipated costs, (p) the ability of the Company to satisfy covenants under its Credit Facility and pay down its debt, and maintain sufficient liquidity and letter of credit availability under its revolving credit facility, (q) the insolvency of CHEL and any potential liability of the Company with respect to CHEL’s obligations, (r) the threat of terrorism and the impact of responses to that threat, and (s) the Company’s funding requirements in connection with its defined benefit plans’ unfunded pension liability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, the Company’s operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company’s primary interest rate risk exposure results from the current Credit Facility’s various floating rate pricing mechanisms. The Company’s previous senior debt credit facility required the Company to enter into two interest rate derivative contracts (collars) in March 1999 to manage interest rate risk exposure. One of these collars continues to be outstanding after the bankruptcy and expires in March 2006. The fair value of the contract related to the interest rate collar outstanding at March 31, 2005 is a liability of $0.2 million. If interest rates on the Credit Facility were to increase 200 basis points (2 percent) from March 31, 2005 rates, and assuming no changes in debt from the March 31, 2005 levels, the additional annual expense would be approximately $1.6 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound, the Czech Koruna and the Euro. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign exchange forward contracts at March 31, 2005, the result would be a loss in fair value of approximately $0.3 million.

Item 4. Controls and Procedures

As of March 31, 2005 an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the three-month period ended March 31, 2005, the Company issued an aggregate of 830 shares of common stock upon the exercise of 830 warrants. The warrants may be exercised by either paying a cash exercise price of $32.97 per share or by utilizing the cashless exercise feature provided in the Warrant Agreement, dated September 15, 2003, between the Company and National City Bank, as warrant agent. The below table provides additional detail regarding issuance of common stock upon the exercise of warrants during the three-month period ended March 31, 2005:

Date of Exercise	Warrants Exercised	Method of Exercise	Shares of Common Stock Issued
January 4	9	Cash	9
February 11	1	Cash	1
February 25	1	Cash	1
March 9	819	Cash	819

TOTAL	830		830

The issuance of the 830 shares of common stock upon the exercise of warrants was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 1145(a) of the U.S. Bankruptcy Code, on the basis that the common stock was offered and sold upon the exercise of warrants that were offered and sold under a plan of a debtor in exchange for an interest in the debtor.

Item 5. Other Information

Chart Asia, Inc. (“Chart Asia”), a wholly owned subsidiary of the Company, has agreed to acquire a 100% equity interest in Changzhou CEM Cryo Equipment Co., Ltd., a wholly foreign owned enterprise established under the laws of the People’s Republic of China, from CEM International (Asia) Pty., Ltd., an Australian company and a wholly owned subsidiary of CEM International Pty. Ltd, for approximately $12.5 million. The purchase agreement related to this acquisition became effective on May 12, 2005. As part of the acquisition, Chart Asia will also enter into a distributor and sales representative agreement with a CEM affiliate relating to the distribution and sale of certain Company cryogenic distribution and storage products. The acquisition of Cryo Equipment is expected to close on or about May 16, 2005.

In connection with the acquisition of Cryo Equipment and the expansion of its business in 2005, the Company has borrowed approximately $12.0 million through May 13, 2005 under the revolving credit line portion of its Credit Facility, as amended. A description of the repayment and other material terms of this revolving credit agreement is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 6, 2005.

Item 6. Exhibits and Reports on Form 8-K

See the Exhibit Index on page 22 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date: May 16, 2005	/s/ Michael F. Biehl
Michael F. Biehl
Chief Financial Officer and Treasurer (Duly Authorized Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Amendment No. 1 to the Term Loan Agreement between Chart Industries, Inc., the Subsidiary Guarantors Party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated February 1, 2005 (A)

10.2	Amendment No. 1 to the Amended and Restated Revolving Credit Agreement among Chart Industries, Inc., the Subsidiary Guarantors hereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated February 1, 2005 (A)

10.3	Amendment No. 2 to the Amended and Restated Revolving Credit Agreement among Chart Industries, Inc., the Subsidiary Guarantors hereto and JP Morgan Chase Bank, N.A., as Administrative Agent, dated May 2, 2005, and form of related lender consent

10.4	Description of 2005 Incentive Plan for Executive Officers

10.5	Form of 2005 Incentive Plan Award Conditions

10.6	Form of 2005 Half-Year Incentive Plan Award Conditions

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(A)	Incorporated herein by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 1-11442).