Form 10-Q
period 2005-06-30
CHART INDUSTRIES INC
filed 2005-08-12
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

At June 30, 2005, there were 5,360,373 outstanding shares of the Company’s Common Stock, par value $.01 per share.

Page 1 of 25 sequentially numbered pages.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,385	$14,814
Accounts receivable, net	55,569	45,744
Inventories, net	55,839	47,777
Unbilled contract revenue	19,977	10,528
Other current assets	16,461	16,959
Assets held for sale	3,084	3,567

Total Current Assets	161,315	139,389

Property, plant and equipment, net	43,390	41,993
Reorganization value in excess of amounts allocable to identifiable assets	75,110	75,110
Identifiable intangible assets, net	57,152	48,472
Other assets, net	1,842	2,116

TOTAL ASSETS	$338,809	$307,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$33,865	$26,789
Customer advances and billings in excess of contract revenue	17,308	15,181
Accrued expenses and other current liabilities	28,531	31,313
Short-term debt and current maturities of long-term debt	16,710	3,005

Total Current Liabilities	96,414	76,288

Long-term debt	75,412	76,406
Other long-term liabilities	40,092	38,746
Shareholders’ Equity
Common stock, par value $.01 per share – 9,500,000 shares authorized, 5,360,373 and 5,358,183 shares issued at June 30, 2005 and December 31, 2004, respectively	54	54
Additional paid-in capital	90,724	90,652
Retained earnings	36,701	22,631
Accumulated other comprehensive (loss) income	(588)	2,303

	126,891	115,640

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$338,809	$307,080

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	$99,721	$74,665	$184,891	$143,447
Cost of sales	70,049	52,529	130,581	99,480

Gross profit	29,672	22,136	54,310	43,967
Selling, general and administrative expense	15,501	13,087	29,902	26,099
Employee separation and plant closure costs	201	776	805	1,740
Equity loss in joint venture	—	—	—	51

	15,702	13,863	30,707	27,890

Operating income	13,970	8,273	23,603	16,077

Other (expenses) income:
Gain (loss) on sale of assets	1,239	(464)	1,239	(464)
Interest expense, net	(1,626)	(1,190)	(2,649)	(2,486)
Derivative contracts valuation (expense) income	(10)	231	28	76
Foreign currency (expense) income	(127)	96	(148)	272

	(524)	(1,327)	(1,530)	(2,602)

Income from operations before income taxes and minority interest	13,446	6,946	22,073	13,475

Income tax expense	4,875	2,674	7,946	5,120

Income from operations before minority interest	8,571	4,272	14,127	8,355

Minority interest, net of taxes	35	49	56	98

Net income	$8,536	$4,223	$14,071	$8,257

Net income per common share – basic	$1.59	$0.79	$2.63	$1.54

Net income per common share – assuming dilution	$1.51	$0.77	$2.50	$1.52

Shares used in per share calculations — basic	5,360	5,354	5,359	5,345

Shares used in per share calculations – assuming dilution	5,635	5,507	5,622	5,432

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$14,071	$8,257
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Gain) Loss on settlement sale of assets	(1,239)	464
Depreciation and amortization	3,952	4,383
Employee stock and stock option related compensation expense	1,371	1,050
Other non-cash operating activities	363	(62)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(9,075)	(7,632)
Inventory	(6,917)	(3,219)
Unbilled contract revenues and other current assets	(9,389)	3,531
Accounts payable and other current liabilities	3,942	2,444
Customer advances and billings in excess of contract revenue	1,960	8,389

Net Cash (Used In) Provided By Operating Activities	(961)	17,605

INVESTING ACTIVITIES
Capital expenditures	(4,632)	(3,566)
Proceeds from settlement or sale of assets	1,722	550
Acquisition of business	(12,027)	—
Other investing activities	137	587

Net Cash (Used In) Provided By Investing Activities	(14,800)	(2,429)

FINANCING ACTIVITIES
Borrowings on revolving credit facilities	15,626	377
Payments on revolving credit facilities	(3,077)	(377)
Principal payments on long-term debt	(1,304)	(11,207)
Proceeds from sale of stock	—	400
Debt restructuring related fees paid	—	(1,864)
Other financing activities	72	(49)

Net Cash Provided By (Used In) Financing Activities	11,317	(12,720)

Net (decrease) increase in cash and cash equivalents	(4,444)	2,456
Effect of exchange rate changes on cash	15	31
Cash and cash equivalents at beginning of period	14,814	18,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,385	$21,087

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2005

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

On July 8, 2003, the Company and all of its then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. On September 15, 2003, the Company (as reorganized) and all of its then majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003.

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

Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Investments in affiliates where the Company’s ownership is between 20 percent and 50 percent, or where the Company does not have control, but has the ability to exercise significant influence over operations or financial policy, are accounted for under the equity method.

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	June 30, 2005	December 31, 2004
Raw materials and supplies	$28,671	$22,896
Work in process	15,930	16,918
Finished goods	11,238	7,963

	$55,839	$47,777

Revenue Recognition: For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement, and the selling price to the buyer is fixed or determinable. For heat exchangers, cold boxes, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known. Timing of amounts billed on contracts varies from contract to contract and could cause significant variation in working capital needs.

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three and six-month periods ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,
	2005	2004
Balance as of April 1	$$2,758	$$3,237
Warranty expense	787	494
Warranty usage	(591)	(447)

Balance as of June 30	$$2,954	$$3,284

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2005

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

	Six Months Ended June 30,
	2005	2004
Balance as of January 1	$2,812	$3,208
Warranty expense	1,265	980
Warranty usage	(1,123)	(904)

Balance as of June 30	$2,954	$3,284

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

The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		June 30, 2005		December 31, 2004
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets:
Unpatented technology	9 years	$3,305	$(630)	$3,305	$(450)
Patented technology	12 years	3,729	(618)	3,729	(441)
Patents	5 years	540	(174)	540	(125)
Customer Base	13 years	23,960	(3,493)	23,960	(2,495)

		$31,534	$(4,915)	$31,534	$(3,511)

Indefinite-lived intangible assets:
Reorganization value in excess of amounts allocable to identifiable assets		$75,110		$75,110
Goodwill		10,084		—
Trademarks and trade names		20,449		20,449

		$105,643		$95,559

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2005

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

Amortization expense for finite-lived intangible assets was $702 for the three-month periods ended June 30, 2005 and 2004, $1,404 for the six-month periods ended June 30, 2005 and 2004, and is estimated to be approximately $2,800 annually for fiscal years 2005 through 2008.

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

On March 19, 2004, the Company granted 435,701 options to purchase shares of the Company’s common stock (the “Options”) with an exercise price of $13.89 per share when the closing market price of the Company’s common stock was $28.00 per share. These non-qualified stock options are exercisable for a period of 10 years and have two different vesting schedules: 319,701 options vest in equal annual installments over a four-year period and 116,000 options vest over a 45-month period, which commenced April 1, 2004 based upon the achievement of specific operating performance goals during that 45-month period as determined by the Compensation Committee of the Board of Directors. The 319,701 Options on the time-based vesting schedule are being accounted for as a fixed compensatory plan under APB 25. For these options, the Company expects to record $4,511 as compensation expense over the vesting period based on the $14.11 difference between the closing market price and the exercise price on the date of grant. The 116,000 Options on the performance-based vesting schedule are being accounted for as a variable compensatory plan under APB 25. For these options, the Company will record compensation expense over the vesting period based upon the difference between the closing market price of the Company’s common stock and the exercise price at each balance sheet measurement date, and the Company’s estimate of the number of options that will ultimately vest based upon actual and estimated performance in comparison to the performance targets.

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

During the six-month period ended June 30, 2005, 4,500 Options on the time-based and 2,500 Options on the performance-based vesting schedule were cancelled as the result of resignations, including one of the members of the Company’s Board of Directors. In addition, 2,000 time-based vesting Options were issued at the closing market price on the date of grant for a new non-employee member of the Company’s Board of Directors. As of June 30, 2005, the Company had 345,201 and 129,500 time-based and performance-based Options outstanding, respectively.

The Options generally may not be transferred, and any shares of common stock that are acquired upon exercise of the Options generally may not be sold, transferred, assigned or disposed of except under certain predefined liquidity events or in the event of a change in control. For the three-month periods ended June 30, 2005 and 2004, the Company recorded $270 and $375, respectively, in compensation expense related to the time-based vesting Options, and $509 and $207 in compensation expense for the performance-based vesting options. For the six-month periods ended June 30, 2005 and 2004, the Company recorded $539 and $408, respectively, in compensation expense related to the time-based vesting Options and $831 and $207 in compensation expense for performance-based vesting Options.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2005

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

The Company’s pro forma disclosures showing the estimated fair value of employee stock options, amortized to expense over their vesting periods, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reported net income	$8,536	$4,223	$14,071	$8,257
Add: Share-based employee compensation expense included in reported net income, net of related tax effect	496	360	877	381
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(640)	(936)	(1,285)	(1,061)

Pro-forma net income	$8,392	$3,647	$13,633	$7,577

Basic earnings per share:
Reported net income	$1.59	$0.79	$2.63	$1.54
Add: Share-based employee compensation expense included in reported net income, net of related tax effect	0.10	0.07	0.16	0.07
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(0.12)	(0.18)	(0.24)	(0.19)

Pro-forma net income	$1.57	$0.68	$2.55	$1.42

Diluted earnings per share:
Reported net income	$1.51	$0.77	$2.50	$1.52
Add: Share-based employee compensation expense included in reported net income, net of related tax effect	0.08	0.06	0.16	0.07
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(0.10)	(0.17)	(0.23)	(0.19)

Pro-forma net income	$1.49	$0.66	$2.43	$1.40

Weighted average shares – basic	5,360	5,354	5,359	5,345
Weighted average shares – assuming dilution	5,635	5,507	5,622	5,432

Other: During the three and six-month periods ended June 30, 2005, the Company recorded a $1.1 million charge for the settlement of a finder’s fee claim asserted by a former shareholder of the Company. This settlement of the finder’s fee claim was executed in July 2005. Also, during these periods, the Company recorded a gain of $1.7 million on the settlement of a promissory note receivable related to the sale of its former Greenville Tube, LLC stainless tubing business in 2003.

NOTE B — Debt and Credit Arrangements

The Company’s term loan agreement and revolving credit facility (collectively, the “Credit Facility”) provides a term loan of $120,000 with final maturity in 2009 and a revolving credit line of $55,000, of which $15,000 expires January 31, 2006 and $40,000 September 15, 2008, and of which $40,000 may be used for the issuance of letters of credit. Under the terms of the Credit Facility, term loans bear interest, at the Company’s option, at rates equal to the prime rate plus 2.50 percent or LIBOR plus 3.50 percent and the revolving credit line bears interest, at the Company’s option, at rates equal to the prime rate plus 1.50 percent or LIBOR plus 2.50 percent. The Company is also required to pay a commitment fee of 0.375 percent per annum on the unused amount of the revolving credit line of the Credit Facility.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2005

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

At June 30, 2005 the Company had borrowings outstanding of $77,401 under the term loan portion and $12,000 under the revoloving credit line portion of the Credit Facility, and letters of credit outstanding and bank guarantees totaling $16,360 supported by the revolving credit line portion of the Credit Facility.

On April 30, September 27, and December 31, 2004, the Company made voluntary principal prepayments of $10,000, $12,000 and $8,000, respectively, on the term loan portion of the Credit Facility. These prepayments reduced all future scheduled term loan amortization on a pro-rata basis.

The Company has an interest rate derivative contract (collar), entered into in March 1999, to manage interest rate risk exposure relative to its term loan debt. This collar, with a notional amount of $13,289 at June 30, 2005, expires in March 2006. The fair value of this collar is reported in accrued expenses and other current liabilities on the Company’s unaudited condensed consolidated balance sheet, and changes in the fair value of the collar are recorded on a quarterly basis and reported in derivative contracts valuation expense in the Company’s unaudited condensed consolidated statement of operations.

NOTE C — Net Income per Share

The calculations of basic and diluted net income per share for the three and six-month periods ended June 30, 2005 and 2004 are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$8,536	$4,223	$14,071	$8,257

Weighted-average common shares	5,360	5,354	5,359	5,345
Effect of dilutive securities:
Employee stock options and warrants	275	153	263	87

Dilutive potential common shares	5,635	5,507	5,622	5,432

Net income (loss) per common share – basic	$1.59	$0.79	$2.63	$1.54

Net income (loss) per common share – assuming dilution	$1.51	$0.77	$2.50	$1.52

NOTE D — Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income is as follows:

	June 30, 2005	December 31, 2004
Foreign currency translation adjustments	$658	$3,549
Minimum pension liability adjustments, net of taxes	(1,246)	(1,246)

	$(588)	$2,303

Comprehensive income for the three-month periods ended June 30, 2005 and 2004 was $6,474 and $4,814, respectively. Comprehensive income for the six-month periods ended June 30, 2005 and 2004 was $11,180 and $7,797, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2005

(Dollars and shares in thousands, except per share amounts)

NOTE E — Employee Separation and Plant Closure Costs

During the three and six-month periods ended June 30, 2005, the Company recorded employee separation and plant closure costs of $201 and $805, respectively, related to the closure of the Biomedical facility in Burnsville, MN and relocation of the manufacturing operation to Canton, GA, and closure of the idle Distribution and Storage facility in Plaistow, NH. During the three and six-month periods ended June 30, 2005, the Company also recorded non-cash inventory valuation charges of $103 and $202, respectively, included in cost of sales, for the write-off of inventory at the Biomedical facility in Burnsville, MN.

During the three and six-month periods ended June 30, 2004, the Company recorded employee separation and plant closure costs of $776 and $1,740, respectively, related to the relocation of employees from the Energy and Chemicals facility in Westborough, MA, to an office facility in Houston, TX, the closure of the Distribution and Storage manufacturing facility in Plaistow, NH and general headcount reductions throughout the Company.

The following table summarizes the Company’s employee separation and plant closure costs activity for the three and six-month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30, 2005
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$—	$5	$—	$—	$5
Other associated costs	227	82	24	(137)	196

Employee separation and plant closure costs	227	87	24	(137)	201
Inventory valuation in cost of sales	103	—	—	—	103

	330	87	24	(137)	304
Reserve usage	441	93	24	125	683

Change in reserve	(111)	(6)	—	(262)	(379)
Reserves as of April 1, 2005	251	311	1,557	365	2,484

Reserves as of June 30, 2005	$140	$305	$1,557	$103	$2,105

	Three Months Ended June 30, 2004
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$184	$16	$104	$103	$407
Contract termination costs	—	—	145	—	145
Other associated costs	40	184	—	—	224

Employee separation and plant closure costs	224	200	249	103	776
Reserve usage	32	332	157	208	729

Change in reserve	192	(132)	92	(105)	47
Reserves as of April 1, 2004	—	521	2,238	32	3,391

Reserves as of June 30, 2004	$192	$389	$2,330	$27	$3,438

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2005

(Dollars and shares in thousands, except per share amounts)

NOTE E — Employee Separation and Plant Closure Costs – Continued

	Six Months Ended June 30, 2005
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$—	$33	$—	$7	$40
Other associated costs	512	300	78	(125)	765

Employee separation and plant closure costs	512	333	78	(118)	805
Inventory valuation in cost of sales	202	—	—	—	202

	714	333	78	(118)	1,007
Reserve usage	946	369	78	272	1,665

Change in reserve	(232)	(36)	—	(390)	(658)
Reserves as of January 1, 2005	372	341	1,557	493	2,763

Reserves as of June 30, 2005	$140	$305	$1,557	$103	$2,105

	Six Months Ended June 30, 2004
	Biomedical	Distribution & Storage	Energy & Chemicals	Corporate	Total
One-time employee termination costs	$192	$53	$323	$307	$875
Contract termination costs	—	105	145	—	250
Other associated costs	92	236	303	(16)	615

Employee separation and plant closure costs	284	394	771	291	1,740
Reserve usage	92	538	623	439	1,692

Change in reserve	192	(144)	148	(148)	48
Reserves as of January 1, 2004	—	533	2,182	675	3,390

Reserves as of June 30, 2004	$192	$389	$2,330	$527	$3,438

The employee separation and plant closure costs reserve at June 30, 2005 consists of $135 for contract termination and facility-related closure costs and $1,970 for one-time employee termination costs and other associated costs. The Company expects to record between $200 and $300 of employee separation and plant closure costs related to previously announced closures during the last six months of 2005.

NOTE F — Acquisitions

On May 16, 2005, the Company acquired 100 percent of the equity interest in Changzhou CEM Cryo Equipment Co., Ltd. (CEM), a foreign owned enterprise established under the laws of the People’s Republic of China. The total purchase price was $13,664, including cash of $12,198 and a promissory note of $1,466 payable to the seller. The acquisition was funded with debt borrowed under the revolving credit line portion of the Credit Facility and cash on hand. The estimated fair value of the net assets acquired and goodwill at the date of acquisition was $3,580 and $10,084, respectively. The purchase price allocation is preliminary, and subject to adjustment following the completion of the tangible and intangible asset valuations and the settlement of certain contingencies. CEM has been included in the Company’s Distribution and Storage operating segment.

        On February 27, 2004, the Company’s Coastal Fabrication joint venture (“Coastal Fabrication”) executed an agreement to redeem the joint venture partner’s 50 percent equity interest of $289 for cash consideration of $250 and the possibility of additional consideration being paid based upon the number of direct labor manufacturing hours performed at the Company’s New Iberia, Louisiana facility during 2004 and 2005. The $39 difference between the cash consideration paid and the value of the 50 percent equity interest was recorded by Coastal Fabrication as a reduction of certain fixed assets. As a result of the elimination of the joint venture partner and the assumption of 100 percent of control by the Company, the Company has consolidated the assets, liabilities and operating results of Coastal Fabrication subsequent to February 27, 2004.

NOTE G – Assets Held for Sale

In September 2004, the Company entered into an agreement to sell the Plaistow, NH land and building for an estimated sales price of $3,567, net of selling costs, which expired in July 2005. In conjunction with the expiration of the previous agreement, the Company entered into a new sales agreement for an estimated sales price of $3,084, net of selling costs, and as a result recorded a loss of $483 for the write-down of these assets to fair value for the three months ended June 30, 2005. The Company is pursuing the completion of the sale in 2005 and the net proceeds from this sale are expected to be available for working capital purposes. The Plaistow facility is classified as assets held for sale on the unaudited condensed consolidated balance sheet as of June 30, 2005 and the audited consolidated balance sheet as of December 31, 2004.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2005

(Dollars and shares in thousands, except per share amounts)

NOTE H — Employee Benefit Plans

The Company has four defined benefit pension plans covering certain U.S. hourly and salary employees. Three of these plans are frozen and one is active. The defined benefit plans provide benefits based primarily on the participants’ years of service and compensation. The following table sets forth the components of net periodic pension cost for the three and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$222	$287	$444	$575
Interest cost	404	545	808	1,090
Expected return on plan assets	(414)	(539)	(828)	(1,078)
Recognized actuarial gain	(12)	—	(24)	—

Total pension cost	$200	$293	$400	$587

NOTE I — Operating Segments

The structure of the Company’s internal organization is divided into the following three reportable segments: Biomedical, Distribution and Storage, and Energy and Chemicals. The Company’s reportable segments are business units that offer different products, are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The Biomedical segment sells medical products, biological storage systems, magnetic resonance imaging (“MRI”) cryostat components, and other cryogenic tank products. The Distribution and Storage segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The Energy and Chemicals segment sells heat exchangers, cold boxes and liquefied natural gas (“LNG”) vacuum-insulated pipe (“VIP”) used by major natural gas, petrochemical processing and industrial gas companies in the production of their products. Due to the nature of the products that each operating segment sells, there are no intersegment sales.

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

Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Three Months Ended June 30, 2005
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$19,341	$55,314	$25,066	$—	$99,721
Operating income (loss)	3,472	11,584	4,484	(5,570)	13,970

	Three Months Ended June 30, 2004
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$20,780	$40,359	$13,526	$—	$74,665
Operating income (loss)	4,587	7,074	576	(3,964)	8,273

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2005

(Dollars and shares in thousands, except per share amounts)

Note I – Operating Segments – Continued

	Six Months Ended June 30, 2005
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$36,183	$99,979	$48,729	$—	$184,891
Operating income (loss)	5,587	19,944	8,061	(9,989)	23,603

	Six Months Ended June 30, 2004
	Biomedical	Distribution and Storage	Energy and Chemicals	Corporate	Total
Sales	$36,644	$74,892	$31,911	$—	$143,447
Operating income (loss)	7,673	12,336	4,439	(8,371)	16,077

Note J – Subsequent Event

On August 2, 2005, the Company, certain stockholders of the Company (the “Principal Stockholders”), First Reserve Fund X, L.P. (“Buyer”) and CI Acquisition, Inc., a wholly owned subsidiary of the Buyer (“CI Acquisition”), entered into an agreement and plan of merger (“Merger Agreement”). The Merger Agreement provides for the sale of shares of common stock of the Company owned by the Principal Stockholders (“Principal Stockholders Shares”) to CI Acquisition, which is referred to as the “Stock Purchase”, and the merger of CI Acquisition with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of the Buyer, which is referred to as the “Merger”. The Stock Purchase and Merger are collectively referred to as the “Transaction”.

Upon satisfaction of the conditions to the Stock Purchase, CI Acquisition will purchase the Principal Stockholders Shares for a purchase price (the “Per Share Purchase Price”) equal to $65.74 per share in cash, minus the result of (i) the expenses of the Company related to the Transaction (as provided in the Merger Agreement) divided by (ii) the fully-diluted shares of Company common stock outstanding immediately before the closing (assuming full exercise of all Company stock options and warrants). The Company’s transaction expenses are expected to result in a reduction of the Per Share Purchase Price below $65.74 by at least $0.90 per share, but more likely a reduction of $1.00 to $1.50 per share. The Merger is expected to occur immediately after the closing of the Stock Purchase, and at the effective time of the Merger each share of Company common stock outstanding (other than treasury stock, shares held by the Buyer or CI Acquisition, and shares with respect to which appraisal rights have been exercised under Delaware law) will be converted into the right to receive the Per Share Purchase Price (or the price paid in the Stock Purchase, if greater) in cash, without interest (the “Merger Consideration”). Furthermore, the holders of outstanding warrants and stock options to acquire shares of common stock of the Company (other than any stock options adjusted to represent options to acquire stock of the surviving corporation in the Merger) will be entitled to receive an amount in cash equal to the product of (i) the number of shares of common stock of the Company issuable upon the exercise of the surrendered warrant or option, as applicable, as of immediately prior to the effective time of the Merger multiplied by (ii) the excess of the Merger Consideration over the per share exercise price of the warrant or option, subject to applicable withholding taxes. After the Merger, no holders of common stock, warrants or options (other than common stock with respect to which appraisal rights have been exercised and any stock options adjusted to represent options to acquire stock of the surviving corporation in the Merger) will have any rights in respect of such common stock, warrants or options, other the right to receive the cash referred to above. It is expected that Chart’s outstanding debt will be repaid by the Buyer at closing. The Transaction is expected to close by the end of October 2005, assuming satisfaction of customary closing conditions set forth in the Merger Agreement. A more complete description of the Transaction and the Merger Agreement is set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2005, and the foregoing description is qualified in its entirety by reference to that Form 8-K and its exhibit.

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

Overview

The Company booked orders of $117.0 million in the second quarter of 2005, compared with $117.6 million in the first quarter of 2005. In recent quarters, the Company’s orders have remained strong, particularly in the Distribution and Storage and Energy and Chemicals segment, which has resulted in continued growth in backlog to a level of $178.7 million at June 30, 2005. These robust order levels have primarily been the result of continued growth in the global industrial gas and LNG markets that the Company serves.

The Company’s favorable operating results trend for the three and six-month periods ended June 30, 2005 reflect continued sales volume growth in the Distribution and Storage, and Energy and Chemical segments. While the Distribution and Storage segment has also benefited from product price increases, these increases are primarily being offset by higher raw material costs. In addition, gross profit margin percentages in 2005 have benefited from improved manufacturing productivity and absorption in the Energy and Chemicals segment and conversely, the Biomedical gross profit margin percentages have declined mostly due to higher manufacturing costs associated with the transition of the medical product manufacturing from Burnsville, MN to Canton, GA. Although the closure of the Burnsville facility and the move of the manufacturing was completed at the end of the first quarter of 2005, inefficiencies related to the ramp-up of production at the Canton, GA facility are still being incurred.

As a result of the continued demand growth from the global industrial gas and LNG markets that the Company serves, higher order backlog at June 30, 2005, and continued strong operating performance during the first six months of 2005, management expects the Company will continue to experience sales and earnings growth during the remaining six months of 2005. However, higher material costs, and higher manufacturing costs could partially offset this favorable earnings trend. Management further expects it will be able to operate within the covenant constraints and payment obligations of its Credit Facility.

On August 2, 2005, the Company, certain stockholders of the Company (the “Principal Stockholders”), First Reserve Fund X, L.P. (“Buyer”) and CI Acquisition, Inc., a wholly owned subsidiary of the Buyer (“CI Acquisition”), entered into an agreement and plan of merger (“Merger Agreement”). The Merger Agreement provides for the sale of shares of common stock of the Company owned by the Principal Stockholders (“Principal Stockholders Shares”) to CI Acquisition, which is referred to as the “Stock Purchase”, and the merger of CI Acquisition with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of the Buyer, which is referred to as the “Merger”. The Stock Purchase and Merger are collectively referred to as the “Transaction”.

Upon satisfaction of the conditions to the Stock Purchase, CI Acquisition will purchase the Principal Stockholders Shares for a purchase price (the “Per Share Purchase Price”) equal to $65.74 per share in cash, minus the result of (i) the expenses of the Company related to the Transaction (as provided in the Merger Agreement) divided by (ii) the fully-diluted shares of Company common stock outstanding immediately before the closing (assuming full exercise of all Company stock options and warrants). The Company’s transaction expenses are expected to result in a reduction of the Per Share Purchase Price below $65.74 by at least $0.90 per share, but more likely a reduction of $1.00 to $1.50 per share. The Merger is expected to occur immediately after the closing of the Stock Purchase, and at the effective time of the Merger each share of Company common stock outstanding (other than treasury stock, shares held by the Buyer or CI Acquisition, and shares with respect to which appraisal rights have been exercised under Delaware law) will be converted into the right to receive the Per Share Purchase Price (or the price paid in the Stock Purchase, if greater) in cash, without interest (the “Merger Consideration”). Furthermore, the holders of outstanding warrants and stock options to acquire shares of common stock of the Company (other than any stock options adjusted to represent options to acquire stock of the surviving corporation in the Merger) will be entitled to receive an amount in cash equal to the product of (i) the number of shares of common stock of the Company issuable upon exercise of the surrendered warrant or option, as applicable, as of immediately prior to the effective time of the Merger multiplied by (ii) the excess of the Merger Consideration over the per share exercise price of the warrant or option, subject to applicable withholding taxes. After the Merger, no holders of common stock, warrants or options (other than common stock with respect to which appraisal rights have been exercised and any stock options adjusted to represent options to acquire stock of the surviving corporation in the Merger) will have any rights in respect of such common stock, warrants or options, other the right to receive the cash referred to above. It is expected that Chart’s outstanding debt will be repaid by the Buyer at closing. The Transaction is expected to close by the end of October 2005, assuming satisfaction of customary closing conditions set forth in the Merger Agreement. A more complete description of the Transaction and the Merger Agreement is set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2005, and the foregoing description is qualified in its entirety by reference to that Form 8-K and its exhibit.

Forward-looking disclosures, trends and similar forward-looking information about the Company’s business, financial condition and results of operations included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations do not take into account any impact of the Transaction described above.

Results of Operations for the Three and Six-Month Periods Ended June 30, 2005 and 2004

The following table sets forth sales, gross profit, and gross profit margin for the Company and its three operating segments for the three and six-month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Sales
Biomedical	$19,341	$20,780	$36,183	$36,644
Distribution and Storage	55,314	40,359	99,979	74,892
Energy and Chemicals	25,066	13,526	48,729	31,911

Total	$99,721	$74,665	$184,891	$143,447

Gross Profit
Biomedical	$6,184	$7,498	$11,255	$12,919
Distribution and Storage	16,478	11,693	30,049	21,454
Energy and Chemicals	7,010	2,945	13,006	9,594

Total	$29,672	$22,136	$54,310	$43,967

Gross Profit Margin
Biomedical	32.0%	36.1%	31.1%	35.3%
Distribution and Storage	29.8%	29.0%	30.0%	28.6%
Energy and Chemicals	28.0%	21.8%	26.7%	30.1%
Total	29.8%	29.6%	29.4%	30.7%

Sales for the second quarter of 2005 were $99.7 million versus $74.7 million second quarter of 2004, an increase of $25.0 million or 33.5 percent. Biomedical segment sales of $19.3 million in the second quarter of 2005 decreased $1.5 million, or 7.2 percent, compared with sales of $20.8 million for the same quarter in 2004. Sales of medical system products declined $0.8 million primarily due to lower volume in the domestic market, and in particular to one of its major customers. This decline in the domestic medical systems product sales was partially offset by continued sales volume growth in the European and Asian markets. MRI and other products sales decreased $1.0 million compared with the second quarter of 2004 due to lower volume to this product line’s primary customer. Biological storage systems sales increased $0.3 million on higher volume in the domestic and international market. Distribution and Storage segment sales in the second quarter of 2005 increased $14.9 million or 36.9 percent to $55.3 million, compared with $40.4 million for the same quarter in 2004. Sales of bulk storage systems and packaged gas systems increased $7.3 million and $7.6 million, respectively, compared with the second quarter of 2004. This increase in sales is primarily the result of increased volume as the global industrial gas market remains strong. Other contributing factors to the increased Distribution and Storage sales in the second quarter of 2005 compared with the same period in 2004 were higher product pricing and favorable foreign currency translation of approximately $1.5 million as a result of the weaker U.S. dollar compared to the Euro and Czech Koruna. Energy and Chemicals segment sales were $25.1 million in the second quarter of 2005 compared with sales of $13.5 million in the second quarter of 2004, an increase of $11.6 million or 85.9 percent. The increase in sales in both heat exchangers and LNG Systems was primarily due to higher volume as the result of strong order levels of both natural gas and air separation equipment over the past six quarters.

        Sales for the first six months of 2005 were $184.9 million versus $143.4 million for the first six months of 2004, an increase of $41.5 million, or 28.9 percent. Biomedical segment sales decreased $0.4 million or 1.1 percent to $36.2 million in the first six months of 2005, compared with sales of $36.6 million in the first six months of 2004. Sales of medical system products declined $0.3 million primarily due to lower volume in the domestic market, and in particular to one of its major customers. This decline in the domestic medical systems product sales was partially offset by continued sales volume growth in the European and Asian markets. MRI and other products sales decreased $1.4 million compared with the first six months of 2004 due to lower volume to this product line’s primary customer. Biological storage systems sales increased $1.3 million on higher volume in the domestic market. Distribution and Storage segment sales increased $25.1 million or 33.5 percent to $100.0 million for the first six months of 2005, compared with $74.9 million for the same period in 2004. Sales of bulk storage systems and packaged gas systems increased $11.8 million and $13.3 million, respectively, compared with the first six months of 2004 primarily the due to increased volume as the global industrial gas market remains strong. Other contributing factors to the increased Distribution and Storage sales in the first six months of 2005 compared with the same period in 2004 were higher product pricing and favorable foreign currency translation of approximately $2.8 million as a result of the weaker U.S. dollar compared to the Euro and Czech Koruna. Energy and Chemicals segment sales increased $16.8 million or 52.7 percent, with sales of $48.7 million in the first six months of 2005 compared with sales of $31.9 million in the first six months of 2004. The growth in sales in both heat exchangers and LNG Systems was primarily due to higher volume as a result of strong order levels over the past six quarters, which has included three large orders of approximately $20.0 million.

Gross profit for the second quarter of 2005 was $29.7 million versus $22.1 million for the second quarter of 2004. Gross profit margin for the second quarter of 2005 was 29.8 percent versus 29.6 percent for the same period in 2004. For the first six months of 2005, gross profit was $54.3 million versus $44.0 million for the first six months of 2004. Gross profit margin for the first six months of 2005 was 29.4 percent versus 30.7 percent for the first six months of 2004. Gross profit and gross profit margin in the Biomedical segment has deteriorated primarily due to higher manufacturing costs resulting from lower productivity as a result of the transition of the medical products manufacturing from Burnsville, MN to Canton, GA, which was completed in March 2005. Although productivity is expected to improve the remainder of 2005, these levels are not expected to reach those experienced in 2004 prior to the transition. The Biomedical gross profit in 2005 has also been unfavorably impacted by lower sales volume. The increase in the Distribution and Storage segment’s gross profit has been primarily the result of higher volumes. The gross profit margin has remained consistent at approximately 30% in 2005, as product price increases have been offset by higher raw material costs. Gross profit and gross profit margin increase in the Energy and Chemicals segment for the second quarter of 2005 compared with the same period of 2004 was primarily the result of higher sales volume and manufacturing productivity. The increased gross profit in the first six months of 2005 compared to the same period in 2004 is mostly due to higher sales volume. In the first six months of 2005, the gross profit margin was lower than the same period in 2004 primarily because the first quarter of 2004 benefited from a premium priced expedited heat exchanger order and the first quarter of 2005 had a mix of lower margin heat exchanger product sales.

Selling, general and administrative (“SG&A”) expense for the second quarter of 2005 was $15.5 million versus $13.1 million for the second quarter of 2004. As a percentage of sales, SG&A expense was 15.5 percent for the second quarter of 2004 versus 17.5 percent for the second quarter of 2004. Approximately $1.4 million of this increase in SG&A expense was primarily the result of higher employee related costs in the Distribution and Storage, and Energy and Chemicals segments to support their continued sale growth. Also, in the second quarter of 2005, the Company recorded a $1.1 million charge for the settlement of a finder’s fee claim asserted by a former shareholder of the Company. This settlement of the finders fee claim was executed in July 2005.

SG&A expense for the first six months of 2005 was $29.9 million versus $26.1 million for the first six months of 2004. As a percentage of sales, SG&A expense was 16.2 percent for the first six months of 2005 versus 18.2 percent for the first six months of 2004. Approximately $2.7 million of the this increase in SG&A expense was primarily the result of higher employee related costs in the Distribution and Storage and Energy and Chemicals segments to support their continued sales growth. Also, in the first six months of 2005, the Company recorded a $1.1 million charge for the settlement of a finder’s fee claim, which is described further above.

During the second quarter and first six months of 2005, the Company recorded $0.2 million and $0.8 million, respectively, of employee separation and plant closure costs, primarily related to the closure of the Plaistow, NH and Burnsville, MN facilities.

For the second quarter and the first six months of 2005, the Company recorded a net gain on the sale of assets of $1.2 million, compared with a loss on sale of assets of $0.5 million for the same periods in 2004. In the second quarter of 2005, the Company recorded a gain of $1.7 million on the settlement of a promissory note receivable related to the sale of its former Greenville Tube, LLC stainless tubing business in 2003. Also, in the second quarter of 2005, the Company recorded an additional loss of $0.5 million for the write down to the estimated fair market value of the Plaistow facility held for sale. In July 2005, the Company entered into a new sales agreement for an estimated net sales price of $3.1 million after selling costs.

Net interest expense for the second quarter and first six months of 2005 was $1.6 million and $2.6 million, respectively, versus $1.2 million and $2.5 million, respectively, for the second quarter and first six months of 2004. The increase in interest expense of $0.4 million in the second quarter of 2005 compared with the same period in 2004 relates to higher interest rates and the increase in the revolving credit line portion of the Credit Facility. The increase in borrowings of $12.0 million was used for the acquisition of CEM and other working capital purposes.

Income tax expense of $4.9 million and $7.9 million in the second quarter and first six months of 2005, respectively, represents taxes on both domestic and foreign earnings at an estimated annual effective income tax rate of 36.0 percent. Income tax expense of $2.7 million and $5.1 million in the second quarter and first six months of 2004, respectively, represents taxes on both domestic and foreign earnings.

As a result of the foregoing, the Company reported net income for the second quarter of 2005 of $8.5 million, or $1.51 per diluted share, versus a net income of $4.2 million, or $0.77 per diluted share, for the second quarter of 2004. The Company reported net income for the first six months of 2005 of $14.1 million, or $2.50 per diluted share, versus net income of $8.3 million, or $1.52 per diluted share, for the first six months of 2004.

Liquidity and Capital Resources

Debt Instruments and Related Covenants: The Company’s Credit Facility provides a term loan of $120,000 with final maturity in 2009 and a revolving credit line of $55,000, of which $15,000 expires January 31, 2006 and $40,000 September 15, 2008, and of which $40,000 may be used for the issuance of letters of credit. Under the terms of the Credit Facility, term loans bear interest, at the Company’s option, at rates equal to the prime rate plus 2.50 percent or LIBOR plus 3.50 percent and the revolving credit line bears interest, at the Company’s option, at rates equal to the prime rate plus 1.50 percent or LIBOR plus 2.50 percent. The Company is also required to pay a commitment fee of 0.375 percent per annum on the unused amount of the revolving credit line of the Credit Facility.

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

At June 30, 2005, the Company had borrowings outstanding of $77,401 under the term loan portion and $12,000 under the revolving credit line portion of the Credit Facility, and letters of credit outstanding and bank guarantees totaling $16,360 supported by the revolving credit line portion of the Credit Facility.

Sources and Use of Cash: Cash used in operations in the first six months of 2005 was $1.0 million compared with $17.6 million provided by operations in the first six months of 2004. The use of cash in the first six months of 2005 was mainly attributable to increases in working capital, particularly accounts receivable, inventory and unbilled revenue, to support the Company’s organic business growth. Also, the increase in unbilled revenue in the first six months of 2005 relates not only to the Energy and Chemical segment’s sales growth, but also the timing of billings and payment requirements under contracts. In particular, the Energy and Chemicals segment experienced customer delays for certain larger contracts, which in turn caused delays in reaching progress billing milestones and the collection thereof. During the first six months of 2004, the Company benefited from the receipt of favorable progress billing terms with customers, including a large project billing receipt from a major customer on an LNG system order, and the return to normal payment terms with many vendors as a result of its emergence from reorganization under Chapter 11 of the U.S. Bankruptcy Code in September 2003. Management expects the Company will generate sufficient positive cash flow to fund operations, capital expenditures and working capital requirements throughout the remaining six months of 2005 without further utilizing the revolving credit line portion of its Credit Facility.

During the first six months of 2005, the Company used $14.8 million of cash for investing activities compared with $2.4 million used in the first six months of 2004. In 2005, the Company used cash of $12.0 million, net of cash acquired, to purchase CEM and received proceeds of $1.7 from the settlement of a promissory note related to the sale of its former Greenville Tube, LLC stainless steel tubing business in 2003. Capital expenditures in the first six months of 2005 were $4.6 million compared with $3.6 million in the first six months of 2004. Management expects capital expenditures in 2005 to be in the range of $14.0 to $15.0 million as the Company reinvests in and expands its current facilities, and completes the construction of a new manufacturing facility in China to support the growth in business.

In the first six months of 2005, $11.3 million of cash was provided by financing activities, compared with $12.7 million used for financing activities during the same period in 2004. In 2005, the Company had net borrowings under the revolving credit portion of its Credit Facility of $10.0 million and $2.0 million for the acquisition of CEM and other working capital purposes, respectively. Also, in 2005, the Company made $1.3 million of scheduled principal payments on long-term debt. In 2004, the Company used $1.9 million of cash for debt restructuring related fees. These payments made in the first six months of 2004 include approximately $1.2 million in bankruptcy related fees to various professional service providers that the Company was required to delay until January 2004, when their fee applications were approved by the U.S. Bankruptcy Court. Also, in the 2004 period, the Company made $11.2 million of principal payments on long-term debt, including a voluntary $10.0 million pre-payment on April 30, 2004 on the term loan portion of its Credit Facility.

Cash Requirements: The Company does not anticipate any unusual cash requirements for working capital needs for the remainder of 2005. The Company forecasts that it will use approximately $0.3 million of cash for one-time employee termination benefits, contract termination costs and other associated facility closure costs during the remaining six months of 2005 associated with the completion its operational restructuring activities. The Company also expects to use approximately $8.0 million to $9.5 million of cash for the payment of taxes, both domestic and foreign, and an additional $3.3 to $3.5 million of cash for interest payments. Based upon current actuarial estimates, the Company also expects to contribute approximately $0.7 million in cash to its four defined benefit pension plans to meet ERISA minimum funding requirements during the remaining six months of 2005.

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

While no claims presently are pending against the Company related to CHEL’s insolvency, persons impacted by the insolvency or others could bring a claim against the Company asserting that the Company is directly responsible for pension and benefit related liabilities of CHEL. Although the Company would contest any claim of this kind, it can provide no assurance that claims will not be asserted against it in the future. To the extent the Company has a significant liability related to CHEL’s insolvency and pension wind-up, satisfaction of that liability could have a material adverse impact on the Company’s liquidity, results of operations and financial position.

Orders and Backlog

The following table sets forth orders by segment for the three-month periods ended June 30, 2005 and March 31, 2005 and backlog by segment as of June 30, 2005 and March 31, 2004:

	Three Months Ended,
	June 30, 2005	March 31, 2005
Orders
Biomedical	$21,002	$17,597
Distribution and Storage	67,534	55,080
Energy and Chemicals	28,435	44,885

Total	$116,971	$117,562

Backlog
Biomedical	$6,501	$5,222
Distribution and Storage	76,873	62,907
Energy and Chemicals	95,356	91,984

Total	$178,730	$160,113

The Company considers orders to be those for which the Company has received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. The Company’s consolidated orders for the second quarter of 2005 totaled $117.0 million, compared with orders of $117.6 million for the first quarter of 2005. The Company’s consolidated firm order backlog at June 30, 2005 was $178.7 million, compared with $160.1 million at March 31, 2005. Backlog can be significantly affected by the timing of orders for large products, particularly in the Energy and Chemicals segment, and the amount of backlog at June 30, 2005 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. In addition, the backlog at June 30, 2005 includes $2.7 million of acquired backlog related to CEM.

Biomedical orders for the second quarter of 2005 totaled $21.0 million, compared with $17.6 million for the first quarter of 2005. Biomedical backlog totaled $6.5 million at June 30, 2005, compared with $5.2 million of backlog at March 31, 2005. Orders for medical products increased $2.6 million due to strong demand in the European and Asian markets, while biological storage systems orders increased $2.1 million due to resurgence primarily in the domestic market. Orders for MRI components and other products decreased $1.3 million in the second quarter of 2005.

Distribution and Storage orders for the second quarter of 2005 totaled $67.5 million, compared with $55.1 million for the first quarter of 2005. Distribution and Storage backlog totaled $76.9 million at June 30, 2005, compared with $62.9 million of backlog at March 31, 2005. Orders for bulk storage systems increased $18.5 million primarily due to the continued growth in the global industrial gas market and higher pricing. Orders for packaged gas systems decreased $6.1 million primarily due to due the timing of large orders from Asian customers which can fluctuate from quarter to quarter.

Energy and Chemicals orders for the second quarter of 2005 totaled $28.4 million, compared with $44.9 million in the first quarter of 2005. Energy and Chemicals backlog totaled $95.4 million at June 30, 2005, compared with $92.0 million of backlog at March 31, 2005. This decline in orders of $16.4 million in the second quarter of 2005 is primarily due to the receipt of a $20.9 million LNG systems order in the first quarter of 2005. Over the last six quarters, the Energy and Chemicals segment has received three larger orders in the $20.0 million range.

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

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed or implied by forward-looking statements. The Company believes that the following factors, among others (including those described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2004 under “Certain Factors that May Affect Future Results and Financial Condition”), could affect its future performance and the liquidity of the Company’s equity securities and cause actual results of the Company to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (a) general economic, political, business and market conditions and foreign currency fluctuations, (b) competition, (c) decreases in spending by the Company’s customers or the failure of the Company’s customers to make anticipated increases in spending, (d) the loss of a major customer or customers, (e) the effectiveness of operational changes expected to increase efficiency and productivity, (f) the ability of the Company to manage its fixed-price contract exposure, (g) the ability of the Company to pass on increases in raw material prices, (h) the Company’s relations with its employees, (i) litigation and disputes involving the Company, including the extent of product liability, pension and severance claims asserted against the Company, (j) variability in the Company’s operating results, (k) the ability of the Company to attract and retain key personnel, (l) the costs of compliance with environmental matters and responding to potential environmental liabilities, (m) the ability of the Company to protect its proprietary information, (n) the ability of the Company to sell certain assets on acceptable terms, (o) the ability of the Company to successfully realize operational restructuring savings and execute operational restructuring initiatives without unanticipated costs, (p) the ability of the Company to satisfy covenants under its Credit Facility and pay down its debt, (q) the insolvency of the Company’s Wolverhampton, United Kingdom manufacturing facility, operated by CHEL and the commencement of CHEL’s administration proceedings in the United Kingdom, including the potential liability of the Company with respect to CHEL’s obligations, (r) the impact of the Transaction contemplated by the Merger Agreement entered into on August 2, 2005, and as described further above, on the Company, its business, financial condition, results of operations and its relationships with customers, vendors, employees and other parties, (s) the threat of terrorism and the impact of responses to that threat, (t) the ability of the parties to the Merger Agreement to satisfy the conditions to the Transaction, (u) the ultimate amount of transaction expenses incurred by the Company in the Transaction, and (v) obtaining any necessary regulatory approvals or clearances related to the Transaction. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or developments or for any other reason.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, the Company’s operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company’s primary interest rate risk exposure results from the Credit Facility’s various floating rate pricing mechanisms. The Predecessor Company’s senior debt credit facility required the Company to enter into two interest rate derivative contracts (collars) in March 1999 to manage interest rate risk exposure. One of these collars continues to be outstanding after the bankruptcy and expires in March 2006. The fair value of the contract related to the interest rate collar outstanding at June 30, 2005 is a liability of $0.1 million. If interest rates were to increase 200 basis points (2 percent) from June 30, 2005 rates, and assuming no changes in debt from the June 30, 2005 levels, the additional annual expense would be approximately $1.8 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound, the Czech Koruna and the Euro. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign exchange forward contracts at June 30, 2005, the result would be a loss in fair value of approximately $0.3 million.

Item 4. Controls and Procedures

As of June 30, 2005 an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 8, 2003, the Company and all of its then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries were included in the filing in the Bankruptcy Court. On September 15, 2003, the Company (as reorganized) and all of its majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003. The Company continues to resolve proofs of claim asserted in the bankruptcy proceedings. In July 2005, the Company executed a settlement agreement in the amount of $1.1 million to resolve a finder’s fee claim asserted by a former shareholder of the Company, against which the Company had filed an objection in the Bankruptcy Court. The Company recorded this liability at June 30, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the three-month period ended June 30, 2005, the Company issued an aggregate of 1,360 shares of common stock upon the exercise of 1,360 warrants. The warrants may be exercised by either paying a cash exercise price of $32.97 per share or by utilizing the cashless exercise feature provided in the Warrant Agreement, dated September 15, 2003, between the Company and National City Bank, as warrant agent. The table below provides additional detail regarding issuance of common stock upon the exercise of warrants during the three-month period ended June 30, 2005:

Date of Exercise	Warrants Exercised	Method of Exercise	Shares of Common Stock Issued
April 12	987	Cash	987
April 12	107	Cash	107
April 27	1	Cash	1
May 10	77	Cash	77
May 16	53	Cash	53
May 23	9	Cash	9
June 3	124	Cash	124
June 20	2	Cash	2

TOTAL	1,360		1,360

The issuance of the 1,360 shares of common stock upon the exercise of warrants was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 1145(a) of the U.S. Bankruptcy Code, on the basis that the common stock was offered and sold upon the exercise of warrants that were offered and sold under a plan of a debtor in exchange for an interest in the debtor.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Stockholders was held on May 25, 2005.

(b)	At the Annual Meeting, stockholders of the Company elected the following six nominees to serve as Directors of the Company for a one-year term until the Annual Meeting in 2006 and until each of their respective successors has been elected and qualified: William T. Allen, Oliver C. Ewald, Michael P. Harmon, John F. McGovern, Geoffrey S. Rehnert, and Samuel F. Thomas. The term of office of Arthur S. Holmes as a Director of the Company continued after the Annual Meeting.

(c)	The number of votes cast for or withheld with respect to each of the nominees to serve as a Director of the Company were as follows:

NAME	FOR	WITHHELD
William T. Allen	4,959,005	15,438
Oliver C. Ewald	4,960,115	14,328
Michael P. Harmon	4,960,125	14,318
John F. McGovern	4,972,228	2,215
Geoffrey S. Rehnert	4,960,868	13,575
Samuel F. Thomas	4,960,610	13,833

For a description of the bases used in tabulating the above referenced votes, see the Company’s definitive Proxy Statement used in connection with the solicitation of proxies for the Annual Meeting of Stockholders held on May 25, 2005.

Item 6. Exhibits

See the Exhibit Index on page 25 of this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date: August 12, 2005	/s/ Michael F. Biehl
Michael F. Biehl
Chief Financial Officer and Treasurer
(Duly Authorized Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Equity Interest Transfer Contract between CEM International (Asia) Pty., Ltd., and Chart Asia, Inc. dated April 20, 2005

10.2	Amendment Contract between CEM International (Asia) Pty., Ltd., and Chart Asia, Inc. dated May 12, 2005

10.3	Amendment No. 2 to the Amended and Restated Revolving Credit Agreement among Chart Industries, Inc., the Subsidiary Guarantors hereto and JP Morgan Chase Bank, N.A., as Administrative Agent, dated May 2, 2005, and form of related lender consent (A)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(A)	Incorporated herein by reference to the appropriate exhibit to the Chart Industries, Inc. Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2005 (Commission File No. 1-11442).