Form 10-Q
period 2006-06-30
CHART INDUSTRIES INC
filed 2006-08-21
CIK 892553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 000-50412
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
At August 18, 2006, there were 23,713,043 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,686	$15,433
Accounts receivable, net	68,257	62,463
Inventories, net	57,519	53,132
Unbilled contract revenue	37,587	23,813
Other current assets	19,337	15,139
Assets held for sale	3,084	3,084

Total Current Assets	203,470	173,064

Property, plant and equipment, net	73,255	64,265
Goodwill	245,502	236,742
Identifiable intangible assets, net	154,952	154,063
Other assets, net	12,861	13,672

TOTAL ASSETS	$690,040	$641,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$44,941	$34,435
Customer advances and billings in excess of contract revenue	42,180	26,741
Accrued expenses and other current liabilities	37,463	41,001
Short-term debt	—	2,304

Total Current Liabilities	124,584	104,481

Long-term debt	315,000	345,000
Other long-term liabilities	79,560	75,995
Shareholders’ Equity
Common stock, par value $.01 per share — 150,000,000 shares authorized, 11,213,043 and 7,952,180 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	112	80
Additional paid-in capital	157,262	117,304
Retained earnings	10,848	(506)
Accumulated other comprehensive income (loss)	2,674	(548)

	170,896	116,330

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$690,040	$641,806

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Successor Company		Reorganized Company
	Three		Three
	Months	Six Months	Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2006	2005	2005
Sales	$129,367	$250,207	$99,721	$184,891
Cost of sales	93,254	177,107	70,049	130,581

Gross profit	36,113	73,100	29,672	54,310

Selling, general and administrative expenses	21,221	42,259	15,501	29,902
Employee separation and plant closure costs	69	231	201	805
Gain on sale of assets	—	—	1,239	1,239

	21,290	42,490	14,463	29,468

Operating income	14,823	30,610	15,209	24,842

Other (expenses) income:
Interest expense, net	(6,586)	(13,131)	(1,626)	(2,649)
Financing costs amortization	(369)	(739)	—	—
Derivative contracts valuation (expense) income	—	—	(10)	28
Foreign currency (expense) income	3	151	(127)	(148)

	(6,952)	(13,719)	(1,763)	(2,769)

Income from operations before income taxes and minority interest	7,871	16,891	13,446	22,073

Income tax expense	2,510	5,490	4,875	7,946

Income from operations before minority interest	5,361	11,401	8,571	14,127

Minority interest, net of taxes	53	47	35	56

Net income	$5,308	$11,354	$8,536	$14,071

Net income per common share — basic	$0.56	$1.30	$1.59	$2.63

Net income per common share — diluted	$0.50	$1.20	$1.51	$2.50

Weighted average number of common shares outstanding — basic	9,540	8,746	5,360	5,359

Weighted average number of common shares outstanding — diluted	10,636	9,461	5,635	5,622

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Successor Company	Reorganized Company
	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
OPERATING ACTIVITIES
Net income	$11,354	$14,071
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Gain) on settlement or sale of assets	—	(1,239)
Depreciation and amortization	10,345	3,952
Employee stock and stock option related compensation expense	752	1,371
Other non-cash operating activities	(78)	363
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(2,107)	(9,075)
Inventory	(1,242)	(6,917)
Unbilled contract revenues and other current assets	(16,081)	(9,389)
Accounts payable and other current liabilities	1,216	3,942
Customer advances and billings in excess of contract revenue	14,239	1,960

Net Cash Provided By (Used In) Operating Activities	18,398	(961)

INVESTING ACTIVITIES
Capital expenditures	(7,240)	(4,632)
Proceeds from settlement or sale of assets	—	1,722
Acquisition of business, net of cash acquired	(15,858)	(12,027)
Other investing activities	(188)	137

Net Cash (Used In) Investing Activities	(23,286)	(14,800)

FINANCING ACTIVITIES
Borrowings on revolving credit facilities	—	15,626
Payments on revolving credit facilities or short-term debt	(2,350)	(3,077)
Principal payments on long-term debt	(30,000)	(1,304)
Proceeds from sale of stock	39,237	72

Net Cash Provided By Financing Activities	6,887	11,317

Net increase (decrease) in cash and cash equivalents	1,999	(4,444)
Effect of exchange rate changes on cash	254	15
Cash and cash equivalents at beginning of period	15,433	14,814

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,686	$10,385

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — June 30, 2006
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
     Nature of Operations: The Company, a majority owned indirect subsidiary of First Reserve Fund X, L.P. until July 31, 2006 (see Note J), is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and use of industrial gases and hydrocarbons. The Company has domestic operations located in eight states, including its principal executive offices located in Cleveland, Ohio and an international presence in Australia, China, the Czech Republic, Germany and the United Kingdom.
     Basis of Presentation: The consolidated financial statements have been adjusted as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 to give effect to the 4.6263-for-one stock split of the Company’s common stock that occurred on July 20, 2006, and related adjustments to its capital structure and stock options that were effected upon the completion of the Company’s initial public offering on July 31, 2006, as further described in Note J. In May 2006, FR X Chart Holdings LLC, controlling shareholder of the Company and an affiliate of First Reserve Fund X, L.P., exercised a warrant for 2,651 shares of common stock at an exercise price of $14.00 per share resulting in cash proceeds of $37,103 to the Company. On August 2, 2005, the Company entered into an agreement and plan of merger (“Merger Agreement”) with First Reserve Fund X, L.P. (“First Reserve”) and CI Acquisition, Inc. (a wholly-owned subsidiary of First Reserve). The Merger Agreement provided for the sale of shares of common stock of the Company to CI Acquisition (the “Stock Purchase”) and the merger of CI Acquisition with and into the Company (which is referred to after the merger as the “Successor Company”), with the Company surviving the merger as a wholly-owned indirect subsidiary of First Reserve. On October 17, 2005 (“Closing Date”), the merger and the Stock Purchase (the “Acquisition”) took place under the terms of the Merger Agreement. The Acquisition was accounted for at October 17, 2005 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”.
     Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.
     These financial statements and accompanying notes for the three and six months ended June 30, 2006 are for the Successor Company and the three and six months ended June 30, 2005 are for the Reorganized Company, as defined in the notes to the December 31, 2005 audited financial statements.
     Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	June 30,	December 31,
	2006	2005
Raw materials and supplies	$28,268	$26,385
Work in process	16,485	13,003
Finished goods	12,766	13,744

	$57,519	$53,132

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — June 30, 2006
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation – Continued
     Revenue Recognition: For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement, and the selling price to the buyer is fixed or determinable. For heat exchangers, cold boxes, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion. Timing of amounts billed on contracts varies from contract to contract and could cause significant variation in working capital requirements.
     Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three and six months ended June 30, 2006 and 2005 are as follows:

	Successor	Reorganized
	Company	Company
	Three Months	Three Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Balance as of April 1	$3,760	$2,758
Warranty expense	836	787
Warranty usage	(390)	(591)

Balance as of June 30	$4,206	$2,954

	Successor	Reorganized
	Company	Company
	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Balance as of January 1	$3,598	$2,812
Warranty expense	1,711	1,265
Warranty usage	(1,103)	(1,123)

Balance as of June 30	$4,206	$2,954

     Goodwill and Other Intangible Assets: In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill or other indefinite lived intangible assets, but reviews them at least annually for impairment using a measurement date of October 1st. The Company amortizes intangible assets that have finite useful lives.
     SFAS No. 142 requires that goodwill and other indefinite lived intangible assets be tested for impairment at the reporting unit level on an annual basis. Under SFAS No. 142, a company determines the fair value of any indefinite lived intangible assets, compares the fair value to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Goodwill is tested utilizing a two-step approach. After recording any impairment losses for indefinite lived intangible assets, a company is required to determine the fair value of each reporting unit and compare the fair value to its carrying value, including goodwill, of such reporting unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount of the impairment, if any, would then be measured in step two, which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — June 30, 2006
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation — Continued
The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		June 30, 2006		December 31, 2005
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Finite-lived assets:
Unpatented technology	9 years	$9,400	$(800)	$9,400	$(235)
Patents	10 years	8,138	(794)	8,138	(298)
Product names	20 years	940	(33)	940	(10)
Backlog	12 months	6,720	(3,425)	5,440	(1,110)
Non-compete agreements	4 years	3,474	(504)	1,344	(280)
Licenses and certificates	18 months	48	(36)	48	(20)
Customer relations	13 years	101,066	(4,942)	96,906	(1,480)

		$129,786	$(10,534)	$122,216	$(3,433)

Indefinite-lived intangible assets:
Goodwill		$245,502		236,742
Trademarks and trade names		35,700		35,280

		$281,202		$272,022

     Amortization expense for finite-lived intangible assets was $3,528 and $702 for the three months ended June 30, 2006 and 2005, respectively, and $7,096 and $1,404 for the six months ended June 30, 2006 and 2005, respectively, and is estimated to be approximately $15,600 for 2006 and $10,300 for fiscal years 2007 through 2009.
     Employee Stock Options: On October 17, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payments”, using the modified prospective method, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Prior to the adoption of SFAS No. 123(R), the Company followed the intrinsic value method of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options.
     In November 2005, March 2006, April 2006 and May 2006, the Company granted 2,175, 100, 67 and 100 stock options (“New Options”), respectively, under the 2005 Stock Incentive Plan (“Stock Incentive Plan”) to certain management employees. In addition, in October 2005 under the Company’s 2004 Stock Option and Incentive Plan (“2004 Plan”) certain management employees rolled over 610 stock options (“Rollover Options”). The New Options are exercisable over a period of ten years and have two different vesting schedules. The time-based options (“Time-based Options”) vest in equal installments over a five-year period and the performance-based options (“Performance-based Options”) vest based upon specified actual returns on First Reserve’s investment in the Company. Furthermore, certain of the Rollover Options were vested on the Closing Date of the Acquisition and the remaining unvested Rollover options vest based upon the performance criteria as outlined in the 2004 Plan and related options agreements. In April 2006, the Board of Directors took action to vest all remaining Rollover Options that had not previously vested, and, accordingly, recorded a charge of $159 to accelerate the unrecognized compensation expense related to such options. In May 2006, the Rollover Options were exercised at an exercise price of $3.50 per share resulting in the issuance of 610 shares of common stock, and in cash proceeds of $2,134. In addition, all of the 2004 stock options (“2004 Options”) of the Reorganized Company, except the Rollover Options described above, were deemed to be exercised in conjunction with the Acquisition on October 17, 2005.
     On June 30, 2006, there were 861 Time-based Options and 1,581 Performance-based Options outstanding under the Stock Incentive Plan. As of June 30, 2005, there were 345 time-based options and 130 performance-based options outstanding under the 2004 Plan. For the three and six months ended June 30, 2006, the Company recorded $431 and $752, respectively, in compensation expense related to the Time-based Options. For the three and six months ended June 30, 2005, the Company recorded $270 and $540, respectively, in compensation expense related to the time-based vesting options and $509 and $831, respectively, in compensation expense related to the performance-based vesting Options. As of June 30, 2006, the total share-based compensation expected to be recognized over the weighted average period of approximately 4.5 years is $3,274. Further, the Company may also record additional stock-based compensation expense in future periods related to the 1,581 performance-based options granted under the Amended and Restated 2005 Stock Incentive Plan to certain members of management if it becomes probable that any of the future performance criteria will be achieved. The amount of the expense relating to the performance-based options cannot be estimated at this time.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — June 30, 2006
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation — Continued
     The Company’s 2005 pro forma disclosures showing the estimated fair value of employee stock options, amortized to expense over their vesting periods, are as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Reported net income	$8,536	$14,071
Add: Share-based employee compensation expense included in reported net income, net of related tax effect	496	877
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(640)	(1,285)

Pro-forma net income	$8,392	$13,633

Basic earnings per share:
Reported net income	$1.59	$2.63
Add: Share-based employee compensation expense included in reported net income, net of related tax effect	0.10	0.16
Deduct: Total share-based employee compensation expense determined under the fair value for all awards, net of related tax effect	(0.12)	(0.24)

Pro-forma net income	$1.57	$2.55

Diluted earnings per share:
Reported net income	$1.51	$2.50
Add: Share-based employee compensation expense included in reported net income, net of related tax expense	0.08	0.16
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(0.10)	(0.23)

Pro-forma net income	$1.49	$2.43

Weighted average shares — basic	5,360	5,359
Weighted average shares — assuming dilution	5,635	5,622
     Recently Issued Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48. “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its financial position and results of operations.
     Other. During the six months ended June 30, 2005, the Company recorded in selling, general and administrative expense a $1,100 charge for the settlement of a finder’s fee claim asserted by a former shareholder of the Company. During the same period, the Company also recorded a $1,700 gain on the settlement of a promissory note receivable related to the 2003 sale of its former Greenville Tube, LLC stainless tubing business.
NOTE B — Debt and Credit Arrangements
     In connection with the Acquisition, the Company entered into a $240,000 senior secured credit facility (the “Senior Credit Facility”) and completed a $170,000 offering of 9 1/8% senior subordinated notes (the “Subordinated Notes”). The Company repaid the then existing credit facility of the Reorganized Company and certain other debt on or before the Closing Date of the Acquisition. The Senior Credit Facility consists of a $180,000 term loan facility (the “Term Loan”) and a $60,000 revolving credit facility (the “Revolver”), of which $35,000 may be used for letters of credit extending beyond one year from their date of issuance. The Term Loan and the Subordinated Notes were fully funded on

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — June 30, 2006
(Dollars and shares in thousands, except per share amounts)
NOTE B — Debt and Credit Arrangements — Continued
the Closing Date. The Term Loan matures on October 17, 2012 and the Revolver matures on October 17, 2010. As a result of three voluntary principal repayments totaling $35,000 made in December 2005, and March and June 2006, the Term Loan does not require any principal payments prior to the maturity date. The interest rate under the Senior Credit Facility is, at the Company’s option, the Alternative Base Rate (“ABR”) plus 1.0% or LIBOR plus 2.0% on the Term Loan and ABR plus 1.5% or LIBOR plus 2.5% on the Revolver. The applicable interest margin on the Revolver could decrease based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay an annual administrative fee of $100, a commitment fee of 0.5% on the unused Revolver balance, a letter of credit participation fee of 2.5% per annum on the letter of credit exposure and a letter of credit issuance fee of 0.25%. The obligations under the Senior Credit Facility are secured by substantially all of the assets of the Company and its U.S. Subsidiaries and 65% of the capital stock of the Company’s non-U.S. Subsidiaries.
     The Subordinated Notes are due in 2015 with interest payable semi-annually on April 15th and October 15th. Any of the Subordinated Notes may be redeemed solely at the Company’s option beginning on October 15, 2010. The initial redemption price is 104.563% of the principal amount, plus accrued interest. Also, any of the notes may be redeemed solely at the Company’s option at any time prior to October 15, 2010, plus accrued interest and a “make-whole” premium. In addition, before October 15, 2008, up to 35% of the Subordinated Notes may be redeemed solely at the Company’s option at a price of 109.125% of the principal amount, plus accrued interest, using the proceeds from the sales of certain kinds of capital stock. The Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company, including the Senior Credit Facility, pari passu in right of payment with all future senior subordinated indebtedness of the Company, senior in right of payment with any future indebtedness of the Company that expressly provides for its subordination to the Subordinated Notes, and unconditionally guaranteed jointly and severally by substantially all of the Company’s U.S. Subsidiaries.
     The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends and distributions, and make capital expenditures. The Senior Credit Facility also includes covenants relating to leverage and interest coverage. As of June 30, 2006, there was $145,000 outstanding under the Term Loan, $170,000 outstanding under the Subordinated Notes and letters of credit and bank guarantees totaling $27,718 supported by the Revolver.
     The Senior Credit Facility was amended upon consummation of the initial public offering of the Company’s common stock on July 31, 2006. The amendment primarily increased the size of the revolving credit facility by $55,000 to $115,000, and increased the amount available for letters of credit extending beyond one year from their issuance date to $55,000 from $35,000.
     Chart Ferox, a.s. (“Ferox”), a majority-owned subsidiary of the Company, maintains secured revolving credit facilities with borrowing capacity, including overdraft protection, of up to $9,600, of which $4,400 is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in Czech Korunas, Euros and U.S. dollars. Borrowings in Koruna are at PRIBOR, borrowings in Euros are at EUROBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 0.6 percent. Ferox is not required to pay a commitment fee to the lenders under the revolving credit facilities in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantees fees equal to 0.75% on the face amount of each guarantee. Ferox’s land and buildings and accounts receivable secure $4,600 and $2,500, respectively, of the revolving credit facilities. As of June 30, 2006, there were no outstanding borrowings under the Ferox revolving credit facilities. However, there were $2,008 of bank guarantees supported by the Ferox revolving credit facilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — June 30, 2006
(Dollars and shares in thousands, except per share amounts)
NOTE C — Earnings per Share
     The following table presents calculations of net income per share of common stock for the three and six months ended June 30, 2006 and 2005:

	Successor Company		Reorganized Company
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2006	June 30, 2005	June 30, 2005
Net income	$5,308	$11,354	$8,536	$14,071

Net income per common share — basic	$0.56	$1.30	$1.59	$2.63

Net income per common share — diluted	$0.50	$1.20	$1.51	$2.50

Weighted average number of common shares outstanding — basic	9,540	8,746	5,360	5,359

Incremental shares issuable upon assumed exercise of stock warrant	637	332	66	60

Incremental shares issuable upon assumed conversion and exercise of stock options	459	383	209	203

Total shares — diluted	10,636	9,461	5,635	5,622

NOTE D — Comprehensive Income (Loss)
     The components of accumulated other comprehensive income (loss) are as follows:

	June 30,	December 31,
	2006	2005
Foreign currency translation adjustments	$2,936	$(286)
Minimum pension liability adjustments, net of taxes	(262)	(262)

	$2,674	$(548)

     Comprehensive income for the three months ended June 30, 2006 and 2005 was $7,080 and $6,474, respectively. Comprehensive income for the six months period ended June 30, 2006 and 2005 was $14,576 and $11,180, respectively.
NOTE E — Employee Separation and Plant Closure Costs
     For the three and six months ended June 30, 2006, the Company recorded employee separation and plant closure costs of $69 and $231, respectively, primarily related to the closure of the Distribution and Storage segment’s idle Plaistow, New Hampshire facility. For the three and six months ended June 30, 2005, the Company recorded employee separation and plant closure costs of $201 and $805, respectively, related to the closure of the BioMedical in Burnsville, Minnesota and relocation of the manufacturing operation to Canton, Georgia, closure of the Distribution and Storage segment’s idle facility in Plaistow, New Hampshire, and general headcount reductions throughout the Company. For the three and six months ended June 30, 2005, the Company also recorded non-cash inventory valuation charges of $103 and $202, respectively, included in cost of sales, for the write-off of inventory at the BioMedical facility in Burnsville, Minnesota.
     The following table summarizes the Company’s employee separation and plant closure costs activity for the three and six months periods June 30, 2006 and 2005.

	Successor Company
	Three Months Ended June 30, 2006
	Energy &	Distribution
	Chemicals	& Storage	BioMedical	Corporate		Total

One-time employee termination costs	$—	$—	$—	$		$—
Other associated costs	—	69			—	69

Employee separation and plant closure costs	—	69	—		—	69
Reserve usage	—	(69)	(5)		—	(74)

Change in reserve	—	—	(5)		—	(5)
Reserves as of April 1, 2006	1,557	190	142		—	1,889

Reserves as of June 30, 2006	$1,557	$190	$137		$—	$1,884

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — June 30, 2006
(Dollars and shares in thousands, except per share amounts)
NOTE E — Employee Separation and Plant Closure Costs — Continued

	Reorganized Company
	Three Months Ended June 30, 2005
	Energy &	Distribution &
	Chemicals	Storage	BioMedical	Corporate	Total

One-time employee termination costs	$—	$5	$—	$—	$5
Other associated costs	24	82	227	(137)	196

Employee separation and plant closure costs	24	87	227	(137)	201
Inventory valuation in cost of sales	—	—	103	—	103

	24	87	330	(137)	304
Reserve usage	(24)	(93)	(441)	(125)	(683)

Change in reserve	—	(6)	(111)	(262)	(379)
Reserves as of April 1, 2005	1,557	311	251	365	2,484

Reserves as of June 30, 2005	$1,557	$305	$140	$103	$2,105

	Successor Company
	Six Months Ended June 30, 2006
	Energy &	Distribution
	Chemicals	& Storage	BioMedical	Corporate	Total

One-time employee termination costs	$—	$—	$—	$—	$—
Other associated costs	9	222	—	—	231

Employee separation and plant closure costs	9	222	—	—	231
Reserve usage	(9)	(222)	(102)	—	(333)

Change in reserve	—	—	(102)	—	(102)
Reserves as of January 1, 2006	1,557	190	239	—	1,986

Reserves as of June 30, 2006	$1,557	$190	$137	$—	$1,884

	Reorganized Company
	Six Months Ended June 30, 2005
	Energy &	Distribution &
	Chemicals	Storage	BioMedical	Corporate	Total

One-time employee termination costs	$—	$33	$—	$7	$40
Other associated costs	78	300	512	(125)	765

Employee separation and plant closure costs	78	333	512	(118)	805
Inventory valuation in cost of sales	—	—	202	—	202

	78	333	714	(118)	1,007
Reserve usage	(78)	(369)	(946)	(272)	(1,665)

Change in reserve	—	(36)	(232)	(390)	(658)
Reserves as of January 1, 2005	1,557	341	372	493	2,763

Reserves as of June 30, 2005	$1,557	$305	$140	$103	$2,105

     The employee separation and plant closure costs reserve of $1,884 at June 30, 2006 was for one-time employee termination costs. The employee separation and plant closure costs reserve of $2,105 at June 30, 2005 consisted of $135 for contract termination and facility-related closure costs and $1,970 for one-time termination and other associated costs.
NOTE F — Acquisitions
     On May 26, 2006, the Company acquired the common stock of Cooler Service Company, Inc. (“CSC”) based in Tulsa, Oklahoma. The consideration paid was $15,858, net of cash acquired, including transaction costs. The acquisition was funded with cash on hand. The estimated fair value of the net assets acquired and goodwill at the date of acquisition was $8,031 and $8,586, respectively. The purchase price allocation is preliminary, and subject to adjustment following the completion of the tangible and intangible asset valuations. CSC designs and manufactures air cooled heat exchangers for multiple markets, including hydrocarbon, petrochemical and industrial gas processing. CSC has been included in the Company’s Energy and Chemical reportable segment and contributed $1,900 of revenue to the second quarter operating results.
     On May 16, 2005, the Company acquired 100% of the equity interest in Changzhou CEM Cryo Equipment Co., Ltd. (CEM), a foreign owned enterprise established under the laws of the People’s Republic of China. The purchase price was $13,644, including cash of $12,198 and a promissory note of $1,466 payable to the seller. The acquisition was funded with debt borrowed under the revolving credit line portion of the 2003 Credit Facility and cash on hand. The estimated fair

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — June 30, 2006
(Dollars and shares in thousands, except per share amounts)
value of the net assets acquired and goodwill at the date of acquisition was $8,894 and $4,770, respectively. CEM has been included in the Company’s Distribution and Storage reportable segment.
NOTE G — Assets Held for Sale
     The Company continues to pursue the sale of the idle building and a parcel of land at its Plaistow, New Hampshire facility. In the second quarter of 2006, the Company entered into an agreement to sell the building and parcel of land on which it is situated. This sale is expected to close in the second half of 2006. The Plaistow facility is classified as assets held for sale on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2006 and the audited consolidated balance sheet as of December 31, 2005 based on the estimated value of $3,084.
NOTE H — Employee Benefit Plans
     The Company has four defined benefit pension plans covering certain U.S. hourly and salary employees. All of these plans were frozen as of February 28, 2006. The defined benefit plans provide benefits based primarily on the participants’ years of service and compensation.
     The following table sets forth the components of net periodic pension cost for the three and six months ended June 30, 2006 and 2005:

	Successor Company		Reorganized Company
	Three Months	Six Months	Three Months	Six Months Ended
	Ended June 30,	Ended June 30,	Ended June 30,	June 30,
	2006	2006	2005	2005
Service cost	$—	$—	$222	$444
Interest cost	510	1,020	404	808
Expected return on plan assets	(618)	(1,236)	(414)	(828)
Recognized actuarial gain	—	—	(12)	(24

Total pension (benefit) cost	$(108)	$(216)	$200	$400

NOTE I — Reporting Segments
     The structure of the Company’s internal organization is divided into the following three reportable segments: Energy and Chemicals (“E&C”), Distribution and Storage (“D&S”) and BioMedical. The Company’s reportable segments are business units that offer different products and are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The E&C segment sells heat exchangers, cold boxes and liquefied natural gas vacuum-insulated pipe used by major natural gas, petrochemical processing and industrial gas companies in the production of their products. The D&S segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The BioMedical segment sells medical respiratory products, biological storage systems, and magnetic resonance imaging cryostat components. Due to the nature of the products that each segment sells, there are no intersegment sales. Corporate headquarters includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, risk management and stock-based compensation expenses that are not allocated to the reporting segments.
     The Company evaluates performance and allocates resources based on operating income or loss before gain on sale of assets, net interest expense, financing costs amortization expense, derivative contracts valuation expense, foreign currency loss, income taxes and minority interest. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
     Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Successor Company
	Three Months Ended June 30, 2006
	Energy	Distribution
	and Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$42,490	$66,512	$20,365	$—	$129,367
Operating income (loss)	1,109	14,270	4,777	(5,333)	14,823

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — June 30, 2006
(Dollars and shares in thousands, except per share amounts)
NOTE I — Reporting Segments — Continued

	Reorganized Company
	Three Months Ended June 30, 2005
	Energy	Distribution
	and Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$25,066	$55,314	$19,341	$—	$99,721
Operating income (loss)	4,484	11,580	3,494	(4,349)	15,209

	Successor Company
	Six Months Ended June 30, 2006
	Energy	Distribution
	and Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$83,664	$126,830	$39,713	$—	$250,207
Operating income (loss)	7,043	25,347	8,491	(10,271)	30,610

	Reorganized Company
	Six Months Ended June 30, 2005
	Energy	Distribution
	and Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$48,729	$99,979	$36,183	$—	$184,891
Operating income (loss)	8,061	19,944	5,609	(8,772)	24,842
Note J — Subsequent Event
     In July 2006, the Company, upon approval of its stockholders and Board of Directors, increased the number of shares of common stock authorized to 150,000 from 9,500. On July 31, 2006, the Company completed its initial public offering of 12,500 shares of common stock for net proceeds of approximately $175,313. The Company used $25,000 of the net proceeds to repay a portion of the term loan under its Senior Credit Facility. The remaining $150,313 of net proceeds was used to pay a dividend to the stockholders existing immediately prior to the offering, consisting of affiliates of First Reserve and certain members of management. The Company expects to issue an additional 1,875 shares in the third quarter of 2006 related to the over-allotment option held by the underwriters of its initial public offering, whether or not the over-allotment option is exercised. As of the closing of the offering, the Company was no longer a majority owned subsidiary of First Reserve.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Chart Industries, Inc. (the “Company,” “Chart,” or “we”) is a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases. We supply engineered equipment used throughout the liquid supply chain globally. The largest portion of end-use applications for our products is energy-related. We are a leading manufacturer of standard and engineered equipment primarily used for low temperature and cryogenic applications. We have developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; — 459° Fahrenheit). The majority of our products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and use of hydrocarbon and industrial gases.
     For the six months ended June 30, 2006, we experienced growth in our sales and operating income compared to the six months ended June 30, 2005, primarily due to growth in the global hydrocarbon processing and industrial gas markets served by our E&C and D&S segments and growth and penetration of the biological storage markets and international medical respiratory therapy served by our BioMedical segment. Sales for the six months ended June 30, 2006 were $250.2 million compared to sales of $184.9 million for the six months ended June 30, 2005, reflecting an increase of $65.3 million, or 35.3%. Our gross profit for the first half of 2006 was $73.1 million, or 29.2% of sales, as compared to $54.3 million, or 29.4% of sales, for the same period in 2005. In addition, our operating income for the first half of 2006 was $30.6 compared to $24.8 for the same period in 2005. Increased sales volume in all three of our operating segments, manufacturing productivity improvements in our D&S and Biomedical segments, sales mix shift to higher margin products and product price increases in our D&S segment, were contributing factors to the growth in our gross profit and related margin in the first six months of 2006.
     As a result of the continued growth in many of the markets we serve, our present and anticipated customer order trends, our backlog level of $276.9 million as of June 30, 2006, and our focus on energy-related industries, we presently expect to experience continued sales and operating income growth for the remaining six months of 2006 as compared to the same period in 2005. We also believe that our cash flow from operations, available cash and available borrowings under the senior secured credit facility should be adequate to meet our working capital, capital expenditure, debt service and other funding requirements for the remaining six months of 2006.

Results of Operations for the Three Months Ended June 30, 2006 and 2005
     The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our three operating segments for the three and six months ended June 30, 2006 and 2005:

	Successor Company		Reorganized Company
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2006	June 30, 2005	June 30, 2005
Sales
E&C	$42,490	$83,664	$25,066	$48,729
D&S	66,512	126,830	55,314	99,979
Biomedical	20,365	39,713	19,341	36,183

Total	$129,367	$250,207	$99,721	$184,891

Gross Profit
E&C	$6,213	$17,862	$7,010	$13,006
D&S	22,156	40,978	16,478	30,049
Biomedical	7,744	14,260	6,184	11,255

Total	$36,113	$73,100	$29,672	$54,310

Gross Profit Margin
E&C	14.6%	21.3%	28.0%	26.7%
D&S	33.3%	32.3%	29.8%	30.1%
Biomedical	38.0%	35.9%	32.0%	31.1%
Total	27.9%	29.2%	29.8%	29.4%
Operating Income (Loss)
E&C	1,109	7,043	4,484	8,061
D&S	14,270	25,347	11,580	19,944
Biomedical	4,777	8,491	3,494	5,609
Corporate	(5,333)	(10,271)	(4,349)	(8,772)

Total	14,823	30,610	15,209	24,842

     Sales
     Sales for the three months ended June 30, 2006 were $129.4 million compared to $99.7 million for the three months ended June 30, 2005, reflecting an increase of $29.7 million, or 29.8%. E&C segment sales were $42.5 million for the three months ended June 30, 2006 compared with sales of $25.1 million for three months ended June 30, 2005, which reflected an increase of $17.4 million or 69.3%. This increase in sales resulted primarily from higher volume, particularly larger projects in both heat exchangers and process systems, which were driven by continued growth in the liquid natural gas (“LNG”) and natural gas segments of the hydrocarbon processing market and includes $1.9 million of sales from Cooler Service Company, Inc. (“CSC”), which was acquired in the second quarter of 2006. D&S segment sales increased $11.2 million, or 20.2%, to $66.5 million for the three months ended June 30, 2006 from $55.3 million for the three months ended June 30, 2005. Sales of bulk storage systems and packaged gas systems increased $9.9 million and $1.3 million, respectively, for the three months ended June 30, 2006 compared to the same period in 2005 primarily due to higher volume as a result of continued growth in the global industrial gas market, and to a lesser extent as a result of price increases. Another contributing factor to the increased D&S sales in the second quarter of 2006 compared with the same period in 2005 was favorable foreign currency translation of approximately $2.5 million as a result of the weakened U.S. dollar compared to the Euro and Czech Koruna. BioMedical segment sales for the three months ended June 30, 2006 were $20.4 million compared to $19.3 million for the same period in 2005, which reflected an increase of $1.1 million or 5.7%. Biological storage system sales increased $1.7 million, due to higher demand in the domestic and international markets. MRI and other products sales increased $0.9 million on higher volume. Medical respiratory product sales decreased $1.6 million primarily due to a decline in sales in the U.S. resulting from U.S. government reimbursement reductions for liquid oxygen therapy systems announced in late 2005.

     Gross Profit and Margin
     Gross profit for the three months ended June 30, 2006 was $36.1 million, or 27.9% of sales, versus $29.7 million, or 29.8% of sales, for the three months ended June 30, 2005 and reflected an increase of $6.4 million. E&C segment gross profit and margin decreased $0.8 million, and 13.4 percentage points, respectively, primarily due to lower margins on some process system projects that incurred higher than anticipated project execution and field installation costs. Two of these projects are long-term, on-site construction projects. Gross profit for the D&S segment increased $5.7 million, or 3.5 percentage points, in the 2006 period compared to the 2005 period primarily due to higher sales volume, manufacturing productivity improvements, sales mix shifts to higher margin products, and to a lesser extent the timing of product price increases in both bulk storage and packaged gas systems to absorb increases in raw material costs. BioMedical gross profit increased $1.5 million, or 6.0 percentage points, in the 2006 period compared to the 2005 period primarily due to higher sales volume and improved manufacturing productivity, including the medical respiratory product line. In 2005, we incurred higher manufacturing costs as a result of transitioning this product line’s manufacturing from our closed Burnsville, Minnesota facility to our Canton, Georgia facility.
     Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses for the three months ended June 30, 2006 were $21.2 million, or 16.4% of sales, versus $14.5 million, or 14.5% of sales, for the three months ended June 30, 2005. This increase in SG&A expenses in 2006 includes $2.8 million, or 2.1% of sales, of higher amortization expense for finite-lived intangible assets that were recorded at fair value under purchase accounting at October 17, 2005 as a result of the Acquisition, which is discussed by operating segment below. SG&A expenses for the E&C segment were $5.1 million for the three months ended June 30, 2006 compared to $2.6 million for the three months ended June 30, 2005, an increase of $2.5 million. The increase for the E&C segment was primarily the result of higher employee-related and infrastructure expenses to support business growth, higher amortization expense of $1.3 million and $0.6 million of expenses incurred related to storm damage at an E&C segment project site. D&S segment SG&A expenses for the three months ended June 30, 2006 were $7.9 million compared to $4.6 million for the three months ended June 30, 2005, an increase of $3.3 million. This increase was primarily attributable to higher amortization expense of $1.5 million and higher employee-related expenses to support business growth. SG&A expenses for the BioMedical segment were $3.0 million for the three months ended June 30, 2006, an increase of $0.4 million compared to the three months ended June 30, 2005. Corporate SG&A expenses for the three months ended June 30, 2006 were $5.3 million compared to $4.5 million for the three months ended June 30, 2005. This increase of $0.8 million is primarily attributable to higher employee-related and infrastructure expenses to support business growth.
     Employee Separation and Plant Closure Costs
     For the three months ended June 30, 2006 and 2005, employee separation and plant closure costs were $0.1 million and $0.2 million, respectively. The costs for the 2006 period were related to the idle Plaistow, New Hampshire facility that is being held for sale, while the costs for the 2005 period were for both the closure of the Burnsville, Minnesota and Plaistow, New Hampshire facilities. The closure of the Burnsville, Minnesota facility was completed in 2005.
     Operating Income
     As a result of the foregoing, operating income for the three months ended June 30, 2006 was $14.8 million, or 11.5% of sales, a decrease of $0.4 million compared to operating income of $15.2 million, or 15.2% of sales, for the same period in 2005.
     Net Interest Expense
     Net interest expense for the three months ended June 30, 2006 and 2005 was $6.6 million and $1.6 million, respectively. This increase in interest expense of $5.0 million for the three months ended June 30, 2006 compared to the same period in 2005 was primarily attributable to increased long-term debt outstanding as a result of our entering into the new senior secured credit facility and issuing the senior subordinated notes on October 17, 2005 in conjunction with the Acquisition.
     Other Expense and Income
     For the three months ended June 30, 2006, financing costs amortization expense was $0.4 million, an increase of $0.4 million compared to the same period in 2005. This increase in amortization expense was attributable to deferred loan costs incurred for the senior secured credit facility and senior subordinated notes entered into on October 17, 2005 as a result of the Acquisition.

     Income Tax Expense
     Income tax expense of $2.5 million and $4.9 million for the three months ended June 30, 2006 and 2005, respectively, represents taxes on both domestic and foreign earnings at an effective income tax rate of 31.9% and 36.3%, respectively. The decrease in the effective tax rate for the 2006 period as compared to the same period in 2005 is primarily attributable to lower statutory tax rates in certain foreign countries and a higher expected mix of foreign earnings.
     Net Income
     As a result of the foregoing, reported net income for the three months ended June 30, 2006 and 2005 was $5.3 million and $8.6 million, respectively.
Results of Operations for the Six Months Ended June 30, 2006 and 2005
     Sales
     Sales for the six months ended June 30, 2005 were $250.2 million compared to $184.9 million for the six months ended June 30, 2005, reflecting an increase of $65.3 million, or 35.3%. E&C segment sales were $83.7 million for the six months ended June 30, 2006 compared with sales of $48.7 million for the same period in 2005, which represented a $35.0 million increase, or 71.7%. This increase in sales resulted primarily from higher volume, particularly from larger projects, in both heat exchangers and process systems, which were driven by continued growth in the LNG and natural gas segments of the hydrocarbon processing market and includes $1.9 million of sales from CSC, which was acquired in the second quarter of 2006. D&S segment sales increased $26.8 million or 26.8% to $126.8 million for the six months ended June 30, 2006 from $100.0 million for the six months ended June 30, 2005. Bulk storage and packaged gas systems sales increased $22.8 million and $4.0 million, respectively, for the six months ended June 30, 2006 compared to the same period in 2005. These increases were driven primarily by increased volume due to continued growth in the global industrial gas market and to a lesser extent higher product pricing. BioMedical segment sales increased $3.5 million, or 9.8% to $39.7 million for the six months ended June 30, 2006 compared to $36.2 million for the six months ended June 30, 2005. Biological storage systems sales increased $3.0 million as a result of higher volume in the U.S. and international markets. MRI and other product sales increased $1.5 million due to higher volume. Medical respiratory product sales decreased $1.0 million primarily a result of a decrease in the U.S. market due to U.S. government reimbursement reductions for liquid oxygen therapy systems announced in late 2005.
     Gross Profit and Margin
     Gross profit for the six months ended June 30, 2006 was $73.1 million, or 29.2% of sales versus $54.3 million, or 29.4% of sales, for the six months ended June 30, 2005 and reflected an increase of $18.8 million. E&C segment gross profit increased $4.9 million in the 2006 period compared to the 2005 period primarily due to increased sales volume, in particular larger projects in both heat exchangers and process systems. The E&C segment gross profit margin decreased 5.4 percentage points in 2006 primarily due to lower margins on some process systems projects that incurred higher than anticipated project execution and field installation costs. Gross profit for the D&S segment increased $10.9 million, or 2.2 percentage points, in the 2006 period compared to the 2005 period primarily due to higher sales volume, manufacturing productivity improvements, sales mix shifts to higher margin products, and to a lesser extent the timing of product price increases to absorb higher raw material costs in bulk storage and packaged gas systems. BioMedical gross profit increased $3.0 million, or 4.8 percentage points, in the 2006 period compared to the 2005 period primarily due to higher sales volume and improved manufacturing productivity, including the medical respiratory product line. In 2005, we incurred higher manufacturing costs as a result of transitioning this product line’s manufacturing from our closed Burnsville, Minnesota facility to our Canton, Georgia facility.
     SG&A
     SG&A expenses for the six months ended June 30, 2006 were $42.3 million, or 16.9% of sales, versus $29.5 million, or 15.6% of sales, for the six months ended June 30, 2005. This increase in SG&A expenses in 2006 includes $5.7 million, or 2.2% of sales, of higher amortization expense for finite-lived intangible assets that were recorded at fair value under purchase accounting at October 17, 2005 as a result of the Acquisition, which is discussed by operating segment below. SG&A expenses for the E&C segment were $10.8 million for the six months ended June 30, 2006 compared to $5.0 million for the six months ended June 30, 2005, an increase of $5.8 million. The increase for the E&C segment was primarily the result of higher employee-related and infrastructure expenses to support business growth, higher amortization expense of $2.6 million, $0.6 million of expenses incurred related to storm damage at one of the E&C segment project sites and $0.2 million of expenses incurred related to the damage caused by Hurricane Rita at our New Iberia, Louisiana facilities. D&S segment SG&A expenses for the six months ended June 30, 2006 were $15.6 million compared to $10.0 million for the six months ended June 30, 2005, an increase of $5.6 million. This increase was primarily attributable to higher amortization expense of $3.0 million and higher employee-related expenses to support business growth. SG&A expenses for the BioMedical segment were $5.8 million for the six months ended June 30, 2006, an increase of $0.2 million compared to the six months ended June 30, 2005. Corporate SG&A expenses for the six months ended June 30, 2006 were $10.3 million compared to $8.8 million for the six months ended June 30, 2005. This increase of $1.5 million is primarily attributable to higher employee-related and infrastructure expenses to support business growth.
     Employee Separation and Plant Closure Costs
     For the six months ended June 30, 2006 and 2005, employee separation and plant closure costs were $0.2 million and $0.8 million, respectively. The costs for the 2006 period were related to the idle Plaistow, New Hampshire facility which is being held for sale, while the costs for the 2005 period were for both the closure of the Burnsville, Minnesota and Plaistow, New Hampshire facilities. The closure of the Burnsville, Minnesota facility was completed in 2005.
     Operating Income
     As a result of the foregoing, operating income for the six months ended June 30, 2006 was $30.6 million, or 12.2% of sales, an increase of $5.8 million compared to operating income of $24.8 million, or 13.4% of sales, for the same period in 2005.
     Net Interest Expense
     Net interest expense for the six months ended June 30, 2006 and 2005 was $13.1 million and $2.6 million, respectively. This increase in interest expense of $10.5 million for the six months ended June 30, 2006 compared to the same period in 2005 was primarily attributable to increased long-term debt outstanding as a result of our entering into the new senior secured credit facility and issuing the senior subordinated notes on October 17, 2005 in conjunction with the Acquisition.
     Other Expenses and Income
     For the six months ended June 30, 2006, financing costs amortization expense was $0.7 million, an increase of $0.7 million compared to the same period in 2005. This increase in amortization expense was attributable to deferred loan costs incurred for the senior secured credit facility and senior subordinated notes entered into on October 17, 2005 as a result of the Acquisition.
     Income Tax Expense
     Income tax expense of $5.5 million and $7.9 million for the six months ended June 30, 2006 and 2005, respectively, represents taxes on both domestic and foreign earnings at an estimated annual effective income tax rate of 32.5% and 36.0%, respectively. The decrease in the effective tax rate for the 2006 period as compared to the same period in 2005 is primarily attributable to lower statutory tax rates in certain foreign countries and a higher expected mix of foreign earnings.
     Net Income
     As a result of the foregoing, reported net income for the six months ended June 30, 2006 and 2005 was $11.4 million and $14.1 million, respectively.

Liquidity and Capital Resources
Debt Instruments and Related Covenants:
     As of June 30, 2006, we had $145.0 million outstanding under the term loan portion of the senior secured credit facility, $170.0 million outstanding under the senior subordinated notes and $27.7 million of letters of credit and bank guarantees supported by the revolving portion of the senior secured credit facility. In addition, the senior secured credit facility consisted of a $180.0 million term loan credit facility and effective upon the closing of the initial public offering on July 31, 2006, a $115.0 million revolving credit facility, of which the entire $115.0 million may be used for the issuance of letters of credit, $55.0 million of which may be letters of credit extending more than one year from their date of issuance.
Sources and Use of Cash:
     Cash provided by operations for the six months ended June 30, 2006 was $18.6 million compared with cash used in operations of $1.0 million for the six months ended June 30, 2005. The increase in cash provided by operations in the 2006 period compared to the 2005 period was primarily attributable to increased net income before changes in operating assets and liabilities and improved working capital management. In the 2005 period, our E&C segment’s working capital was negatively impacted by the timing of billings and payment terms under certain contracts entered into in 2004.
     Cash used in investing activities for the six months ended June 30, 2006 was $23.4 million compared to $14.8 million for the six months ended June 30, 2005. In 2006, we used cash of $15.9 million, net of cash acquired, to purchase CSC and for the same period in 2005, $12.0 million to acquire CEM. Capital expenditures for the six months ended June 30, 2006 were $7.4 million compared with $4.6 million for the six months ended June 30, 2004.
     For the six months ended June 30, 2006 and 2005, cash provided by financing activities was $6.9 million and $11.3 million, respectively. In May 2006, we received $37,103 and $2,134 in cash proceeds, respectively, from the exercise of warrants for 2,651,012 shares and Rollover Options for 609,851 shares of common stock. In the 2006 period, we made $30.0 million in voluntary principal prepayments under the term loan portion of our senior secured credit facility, $0.8 million of payments under the Ferox revolving credit facilities and a $1.5 million payment on the seller note related to the CEM acquisition. In the 2005 period, we made $1.3 million of scheduled principal payments under the term loan portion of the 2003 Credit Facility and borrowed $12.0 million under the revolving credit portion of the 2003 Credit Facility to purchase CEM.
Cash Requirements:
     The Company does not anticipate any unusual cash requirements for working capital needs for the remaining six months of 2006. We estimate that we will use more cash during 2006 then we have used in recent years for capital expenditures. A significant portion of the capital expenditures will be used for facility expansions and related equipment to increase capacity in the E&C and D&S segments. Management believes that these expansions are necessary to support our current backlog levels and our expected growth in business due to increased demand in the industrial gas and hydrocarbon gas markets.
     For the remaining six months of 2006, cash requirements for debt service are forecasted to be approximately $14.0 million for scheduled interest payments under our senior secured credit facility and the senior subordinated notes. We are not required to make any scheduled principal payments during the remaining six months of 2006 under the term loan portion of the senior secured credit facility due to the voluntary principal payments the have been made to date. For the remaining six months of 2006, we expect to use approximately $7.0 million of cash for both U.S. and foreign income taxes and contribute approximately $0.8 million of cash to our four defined benefit pension plans to meet ERISA minimum funding requirements.
     On July 31, 2006, we completed our initial public offering (“IPO”) of 12,500,000 shares of our common stock for net proceeds of approximately $175.3 million. We used $25.0 million of the net proceeds to repay a portion of the term loan under our senior secured credit facility. As a result of this payment, the outstanding balance is $120.0 million on the term loan. The remaining $150.3 million of net proceeds was used to pay a dividend to our stockholders existing immediately prior to the offering, consisting of affiliates of First Reserve and certain members of management. The Company expects to issue an additional 1,875,000 shares in the third quarter of 2006 related to the over-allotment option held by the underwriters of its IPO, whether or not the option is exercised.

Orders and Backlog
     We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and it is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Backlog as of June 30, 2006 was $276.9 million, which includes $18.6 million of acquired backlog of air-cooled heat exchangers from the CSC acquisition.
     The following table sets forth orders by segment for the three months ended June 30 and March 31, 2006 and backlog by segment as of June 30, 2006 and March 31, 2006:

	Three Months Ended
	June 30, 2006	March 31, 2006
Orders
Energy and Chemicals	$53,967	$30,797
Distribution and Storage	75,069	76,020
BioMedical	21,036	18,221

Total	$150,072	$125,038

Backlog
Energy and Chemicals	$168,243	$137,346
Distribution and Storage	103,071	94,621
BioMedical	5,543	5,066

Total	$276,857	$237,033

     E&C orders for the three months ended June 30, 2006 totaled $54.0 million, compared with $30.8 million for the three months ended March 31, 2006. E&C backlog totaled $168.2 million at June 30, 2006, compared with $137.3 million of backlog at March 31, 2006. This increase in orders of $23.2 million is primarily due to the receipt of two process systems orders for $13.0 and $9.0 million and $2.5 million in orders of air-cooled heat exchangers during the three months ended June 30, 2006.
     D&S orders for the three months ended June 30, 2006 totaled $75.1 million compared with $76.0 million for the three months ended March 31, 2006. D&S backlog totaled $103.1 million at June 30, 2006 compared with $94.6 million of backlog at March 31, 2006. Orders for bulk storage and packaged gas systems decreased slightly during the three months ended June 30, 2006 compared with the three months ended March 31, 2006, but remained strong due to continued growth in the global industrial gas market.
     BioMedical orders for the three months ended June 30, 2006 totaled $21.0 million compared with $18.2 million for the three months ended March 31, 2006. BioMedical backlog totaled $5.5 million at June 30, 2006 compared with $5.1 million of backlog at March 31, 2006. Orders for medical respiratory products have been positively impacted by growth in the international markets and our continued penetration of these markets. Biological storage system orders were primarily driven by growth and further penetration in both U.S. and international markets. Orders for MRI components and other products increased $0.8 million for the three months ended June 30, 2006.
Application of Critical Accounting Policies
     The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Registration Statement on Form S-1, filed on July 20, 2006, in Note A of the Notes to the Consolidated Financial Statements for the fiscal year ended December 31, 2005. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts and inventory valuation reserves, goodwill and indefinite lived intangibles, environmental remediation obligations, product warranty costs, debt covenants, pensions and deferred tax assets. There have been no significant changes in accounting policies since December 31, 2005.

Forward-Looking Statements
     The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements”. These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue,” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:
•	The cyclicality of the markets which we serve;

•	the loss of, or a significant reduction in purchases by, our largest customers;

•	competition in our markets;

•	our compliance obligations with the Sarbanes-Oxley Act of 2002

•	general economic, political, business and market risks associated with our non-U.S. operations;

•	our ability to successfully manage our growth;

•	the loss of key employees;

•	the pricing and availability of raw materials and our ability to manage our fixed-price contract exposure;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	our ability to continue our technical innovation in our product lines;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the costs of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	the insolvency of our formerly consolidated subsidiary, Chart Heat Exchangers Limited, or CHEL, and CHEL’s administration proceedings in the United kingdom, including claims that may be asserted against us with respect to CHEL’s obligations;

•	litigation and disputes involving us, including the extent of product liability, warranty, pension and severance claims asserted against us;

•	labor costs and disputes;

•	our relations with our employees;

•	our funding requirements in connection with our defined benefit pension plans;

•	fluctuations in foreign currency exchange and interest rates;

•	disruptions in our operations due to hurricanes;

•	our ability to protect our intellectual property and know-how;

•	regulations governing the export of our products;

•	risks associated with our substantial indebtedness, leverage, debt service and liquidity; and

•	other factors described in our definitive prospectus filed on July 27, 2006 pursuant to Rule 424 of the Securities Act of 1933.
     There may be other factors that may cause our actual results to differ materially from the forward-looking statements.
     All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our definitive prospectus filed on July 27, 2006 pursuant to Rule 424b of the Securities Act of 1933. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In the normal course of business, the Company’s operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.
     The Company’s primary interest rate risk exposure results from the Senior Credit Facility’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from June 30, 2006 rates, and assuming no changes in debt from the June 30, 2006 levels, the additional annual expense would be approximately $2.9 million on a pre-tax basis.
     The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currencies being the British Pound, the Czech Koruna and the Euro. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less. If the value of the U.S. dollar were to strengthen 10 percent relative to the currencies in which the Company has foreign exchange forward contracts at June 30, 2006, the result would be a loss in fair value of approximately $0.3 million.
Item 4. Controls and Procedures
     As of June 30, 2006, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On July 8, 2003, we and all of our then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries were included in the filing in the Bankruptcy Court. On September 15, 2003, we and all of our then majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003. We have resolved proofs of claim asserted in the bankruptcy proceedings. All bankruptcy proceedings were closed in May 2006.
     We are a party to other legal proceedings incidental to the normal course of its business. Based on our historical experience in litigating these actions, as well as our current assessment of the underlying merits of the actions and applicable insurance, management believes that the final resolution of these matters will not have a material adverse affect on our financial position, liquidity, cash flows or results of operations.
Item 1A. Risk Factors
     There have not been any material changes from the risk factors disclosed in the Company’s registration statement on Form S-1 as amended (File 333-133254).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Sales of Unregistered Securities
     We have issued unregistered securities in the transactions described below. We have adjusted the number of securities issued and the exercise prices for all issuances for the 4.62633-for-one stock split effected on July 20, 2006 prior to the completion of our initial public offering and certain dividends. These securities were offered and sold in reliance upon the exemptions provided for in Section 4(2) of the Securities Act, relating to sales not involving any public offering and Rule 701 of the Securities Act relating to a compensatory benefit plan. These sales were made without the use of an underwriter and any certificates representing the securities sold contain a restrictive legend that prohibits the transfer without registration or an applicable exemption.
     During the three months ended June 30, 2006, the Company issued an aggregate of 3,260,863 shares of common stock upon the exercise of 2,651,012 warrants and 609,851 options. The warrants and the options were exercised by paying cash exercise prices of $14.00 and $3.50 per share, respectively. The table below provides additional detail regarding issuance of common stock upon the exercise of warrant and options during the three months ended June 30, 2006:

	Warrants/Options		Shares of
Date of Exercise	Exercised	Method of Exercise	Common Stock Issued
April 30	61,968	Cash	61,968

May 3	4,760	Cash	4,760

May 4	24,154	Cash	24,154

May 18	2,651,012	Cash	2,651,012

May 19	518,969	Cash	518,969

TOTAL	3,260,863		3,260,863

     On April 27, 2006, we issued 67,206 options at an exercise price of $12.16 under the Amended and Restated 2005 Stock Incentive Plan to 24 employees in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated thereunder.

     On May 26, 2006, we issued 99,592 options at an exercise price of $12.16 under the Amended and Restated 2005 Stock Incentive Plan to one employee in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated thereunder.
     Each of the options granted on April 27, 2006 and May 26, 2006 have similar terms, which are as follows: they have a ten-year term unless they are earlier terminated and approximately 35% vest and become exercisable over the passage of time, which we refer to as “time options,” assuming the holder thereof continues to be employed by us, and the remaining portion vest and become exercisable based upon the achievement of certain performance targets, which we refer to as “performance options.” Time options generally become exercisable by the holder of the option in installments of 20% on each of the first five anniversaries of the grant date. Performance options generally become exercisable based upon the “Fund X Net Return,” which is the amount received by First Reserve in cash (and/or in-kind based upon the fair market value of securities or other property received by First Reserve) in respect of its investment in us divided by the aggregate amount of the investment by First Reserve in us, which we refer to as the Fund X Investment.
     Immediately prior to a change in control of us (as defined in our Amended and Restated 2005 Stock Incentive Plan), the exercisability of the time options will automatically accelerate to 100% of the shares of the common stock subject to the time options. In addition, subject to the holder of the option’s continued employment, in the event First Reserve sells 100% of its interest in us to a third party prior to October 17, 2008 and, as a result of such sale, the Fund X Net Return is less than 2.50 times the Fund X Investment, but at an internal rate of return of greater than 30% is realized, the performance options will accelerate with respect to 45% of the shares of our common stock subject to the performance option.
     Use of Proceeds from the Sale of Registered Securities
     On July 31, 2006, we completed our initial public offering of our common stock pursuant to our registration statement on Form S-1 (File No. 333-133254) declared effective by the Securities and Exchange Commission on July 25, 2006. The managing underwriters for the offering were Morgan Stanley & Co. Incorporated, Lehman Brothers, Inc., UBS Securities LLC, Natexis Bleichroeder Inc., Simmons & Company International and Howard Weil Incorporated. Pursuant to the registration statement, we sold 12,500,000 shares of our common stock at a price of $15.00 per share, resulting in net proceeds of approximately $175.3 million. We used $25.0 million of the net proceeds from the offering to repay certain indebtedness. The remaining $150.3 million of net proceeds was used to pay a dividend to our stockholders existing immediately prior to the offering.
Item 6. Exhibits
     The following exhibits are filed with this report:
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254))

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254))

10.1	Amendment No. 1 to the Credit Agreement dated July 31, 2006

10.2	Employment Agreement, dated May 5, 2006, between Chart Industries, Inc. and James H. Hoppel, Jr (incorporated by reference to Exhibit 10.7 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254))

10.3	Amendment No. 1 to the 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254))

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date: August 21, 2006	/s/ Michael F. Biehl Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)