Form 10-Q
period 2006-09-30
CHART INDUSTRIES INC
filed 2006-11-14
CIK 892553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☑  No ☐
At October 31, 2006, there were 25,588,043 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$22,958	$15,433
Accounts receivable, net	66,642	62,463
Inventories, net	60,888	53,132
Unbilled contract revenue	37,233	21,305
Other current assets	20,173	15,589
Assets held for sale	3,084	3,084

Total Current Assets	210,978	171,006

Property, plant and equipment, net	77,777	64,265
Goodwill	245,706	236,742
Identifiable intangible assets, net	150,723	154,063
Other assets, net	13,588	13,672

TOTAL ASSETS	$698,772	$639,748

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$50,289	$34,435
Customer advances and billings in excess of contract revenue	36,181	24,683
Accrued expenses and other current liabilities	45,499	41,001
Short-term debt	—	2,304

Total Current Liabilities	131,969	102,423

Long-term debt	290,000	345,000
Other long-term liabilities	76,142	75,995
Shareholders’ Equity
Common stock, par value $.01 per share - 150,000,000 shares authorized, and 25,588,043 and 7,952,180 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	256	80
Additional paid-in capital	179,829	117,304
Retained earnings	17,780	(506)
Accumulated other comprehensive income (loss)	2,796	(548)

	200,661	116,330

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$698,772	$639,748

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Successor Company		Reorganized Company
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2005
Sales	$142,825	$393,032	$105,787	$290,678
Cost of sales	103,385	280,492	75,686	205,747

Gross profit	39,440	112,540	30,101	84,931

Selling, general and administrative expenses	18,208	53,372	15,507	44,005
Amortization expense	4,290	11,385	978	2,520
Transaction expenses	—	—	1,018	1,018
Employee separation and plant closure costs	73	304	200	1,005
Gain on sale of assets	—	—	108	1,347

	22,571	65,061	17,595	47,201

Operating income	16,869	47,479	12,506	37,730

Other (expenses) income:
Interest expense, net	(6,125)	(19,256)	(1,313)	(3,934)
Financing costs amortization	(393)	(1,132)	—	—
Foreign currency (expense) income	26	177	(402)	(550)

	(6,492)	(20,211)	(1,715)	(4,484)

Income from operations before income taxes and minority interest	10,377	27,268	10,791	33,246

Income tax expense	3,372	8,862	3,534	11,480

Income from operations before minority interest	7,005	18,406	7,257	21,766

Minority interest, net of taxes	73	120	29	85

Net income	$6,932	$18,286	$7,228	$21,681

Net income per common share — basic	$0.34	$1.45	$1.35	$4.04

Net income per common share — diluted	$0.34	$1.40	$1.28	$3.88

Weighted average number of common shares outstanding — basic	20,245	12,579	5,372	5,363

Weighted average number of common shares outstanding — diluted	20,398	13,107	5,626	5,593

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Successor	Reorganized
	Company	Company
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
OPERATING ACTIVITIES
Net income	$18,286	$21,681
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) on settlement or sale of assets	—	(1,347)
Depreciation and amortization	16,383	5,970
Employee stock and stock option related compensation expense	1,428	1,799
Other non-cash operating activities	15	1,779
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(421)	(11,731)
Inventory	(4,541)	(5,182)
Unbilled contract revenues and other current assets	(21,608)	(5,990)
Accounts payable and other current liabilities	13,683	7,337
Customer advances and billings in excess of contract revenue	10,338	4,799

Net Cash Provided By Operating Activities	33,563	19,115

INVESTING ACTIVITIES
Capital expenditures	(13,497)	(10,208)
Proceeds from settlement or sale of assets	—	1,819
Acquisition of business, net of cash acquired	(15,840)	(12,085)
Other investing activities	(31)	(121)

Net Cash (Used In) Investing Activities	(29,368)	(20,595)

FINANCING ACTIVITIES
Borrowings on revolving credit facilities	—	18,880
Payments on revolving credit facilities or short-term debt	(2,354)	(11,916)
Principal payments on long-term debt	(55,000)	(2,353)
Proceeds from initial public offering — net	172,512	—
Cash dividend paid	(150,313)	—
Proceeds from sale of stock	39,237	873
Payment of deferred financing costs	(854)	—

Net Cash Provided By Financing Activities	3,228	5,484

Net increase in cash and cash equivalents	7,423	4,004
Effect of exchange rate changes on cash	102	(140)
Cash and cash equivalents at beginning of period	15,433	14,814

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,958	$18,678

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — September 30, 2006
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
     Basis of Presentation: The consolidated financial statements have been adjusted as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 to give effect to the 4.6263-for-one stock split of the Company’s common stock that occurred on July 20, 2006, and related adjustments to its capital structure and stock options that were effected upon the completion of the Company’s initial public offering (“IPO”) on July 31, 2006. In May 2006, FR X Chart Holdings LLC, controlling shareholder of the Company and an affiliate of First Reserve Fund X, L.P., exercised a warrant for 2,651 shares of common stock at an exercise price of $14.00 per share resulting in cash proceeds of $37,103 to the Company. On August 2, 2005, the Company entered into an agreement and plan of merger (“Merger Agreement”) with First Reserve Fund X, L.P. (“First Reserve”) and CI Acquisition, Inc. (a wholly-owned subsidiary of First Reserve). The Merger Agreement provided for the sale of shares of common stock of the Company to CI Acquisition (the “Stock Purchase”) and the merger of CI Acquisition with and into the Company (which is referred to after the merger as the (“Successor Company”), with the Company surviving the merger as a wholly-owned indirect subsidiary of First Reserve. On October 17, 2005 (“Closing Date”), the merger and the Stock Purchase (the “Acquisition”) took place under the terms of the Merger Agreement. The Acquisition was accounted for at October 17, 2005 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”
     On July 31, 2006, the Company completed its IPO of 12,500 shares of its common stock for net proceeds of $175,313. As a result of the IPO, First Reserve is no longer the controlling shareholder of the Company. On August 1, 2006, the Company used $25,000 of the net proceeds to repay a portion of the term loan portion of the senior secured credit facility. The remaining $150,313 of net proceeds was used to pay a dividend to the stockholders existing immediately prior to the completion of the IPO, consisting of affiliates of First Reserve and certain members of management. On August 25, 2006, following expiration of the underwriters’ over-allotment option without its being exercised, a stock dividend of 1,875 shares was issued to the stockholders existing immediately prior to the completion of the IPO.
     Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.
     These financial statements and accompanying notes for the three and nine months ended September 30, 2006 are for the Successor Company and the three and nine months ended September 30, 2005 are for the Reorganized Company, as defined in the notes to the December 31, 2005 audited financial statements contained in our Registration Statement on Form S-1 (File No. 333-133254).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — September 30, 2006
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation — Continued
     Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	September 30,	December 31,
	2006	2005
Raw materials and supplies	$28,023	$26,385
Work in process	18,514	13,003
Finished goods	14,351	13,744

	$60,888	$53,132

     Revenue Recognition: For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement, and the selling price to the buyer is fixed or determinable. For heat exchangers, cold boxes, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion. Timing of amounts billed on contracts varies from contract to contract and could cause a significant variation in working capital requirements.
     Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three and nine months ended September 30, 2006 and 2005 are as follows:

		Reorganized
	Successor Company	Company
	Three Months	Three Months
	Ended	Ended
	September 30, 2006	September 30, 2005
Balance as of July 1	$4,206	$2,954
Warranty expense	929	933
Warranty usage	(868)	(402)

Balance as of September 30	$4,267	$3,485

		Reorganized
	Successor Company	Company
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
Balance as of January 1	$3,598	$2,812
Warranty expense	2,640	2,197
Warranty usage	(1,971)	(1,524)

Balance as of September 30	$4,267	$3,485

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — September 30, 2006
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
     The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		September 30, 2006		December 31, 2005
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Finite-lived assets:
Unpatented technology	9 years	$9,400	$(1,082)	$9,400	$(235)
Patents	7 years	8,138	(1,038)	8,138	(298)
Product names	20 years	940	(45)	940	(10)
Backlog	12 months	6,720	(5,036)	5,440	(1,110)
Non-compete agreements	4 years	3,474	(758)	1,344	(280)
Licenses and certificates	18 months	103	(47)	48	(20)
Customer relations	13 years	101,066	(6,812)	96,906	(1,480)

		$129,841	$(14,818)	$122,216	$(3,433)

Indefinite-lived intangible assets:
Goodwill		$245,706		236,742
Trademarks and trade names		35,700		35,280

		$281,406		$272,022

     Amortization expense for finite-lived intangible assets was $4,290 and $978 for the three months ended September 30, 2006 and 2005, respectively, and $11,385 and $2,520 for the nine months ended September 30, 2006 and 2005, respectively, and is estimated to be approximately $15,300 for 2006 and $10,300 for fiscal years 2007 through 2009.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — September 30, 2006
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation — Continued
     On September 30, 2006, there were 861 Time-based Options and 1,581 Performance-based Options outstanding under the Stock Incentive Plan. As of September 30, 2005, there were 345 time-based options and 130 performance-based options outstanding under the 2004 Plan. For the three and nine months ended September 30, 2006, the Company recorded $477 and $1,229, respectively, in compensation expense related to the Time-based Options. For the three and nine months ended September 30, 2005, the Company recorded $270 and $809, respectively, in compensation expense related to the time-based options and $159 and $990, respectively, in compensation expense related to the performance-based options. As of September 30, 2006, the total share-based compensation expected to be recognized over the weighted average period of approximately 4.3 years is $2,796. Further, the Company may also record additional stock-based compensation expense in future periods related to the 1,581 Performance-based Options, granted under the Amended and Restated 2005 Stock Incentive Plan to certain members of management, if it becomes probable that any of the future performance criteria will be achieved. The amount of the expense relating to the Performance-based Options cannot be estimated at this time.
     The Company’s 2005 pro forma disclosures showing the estimated fair value of employee stock options, amortized to expense over their vesting periods, are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Reported net income	$7,228	$21,681
Add: Share-based employee compensation expense included in reported net income, net of related tax effect	279	1,170
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(651)	(1,955)

Pro-forma net income	$6,856	$20,896

Basic earnings per share:
Reported net income	$1.35	$4.04
Add: Share-based employee compensation expense included in reported net income, net of related tax effect	0.05	0.22
Deduct: Total share-based employee compensation expense determined under the fair value for all awards, net of related tax effect	(0.12)	(0.37)

Pro-forma net income	$1.28	$3.89

Diluted earnings per share:
Reported net income	$1.28	$3.88
Add: Share-based employee compensation expense included in reported net income, net of related tax expense	0.05	0.21
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(0.12)	(0.35)

Pro-forma net income	$1.21	$3.74

Weighted average shares — basic	5,372	5,363
Weighted average shares — diluted	5,626	5,593
     In July and August 2006, the Company granted restricted stock units covering 11 and 5 shares of common stock, respectively, to the non-employee directors. Each of the six grants of restricted stock units had a fair market value of $40 on the date of grant. The restricted stock units are expected to fully vest on the first anniversary of the date of grant or earlier in the event of a change in control as defined in the Amended and Restated 2005 Stock Incentive Plan. For the three and nine months ended September 30, 2006, the Company recorded $40 in director compensation expense related to the restricted stock units.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — September 30, 2006
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation — Continued
     Recently Issued Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48. “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its financial position and results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands the disclosure requirements for fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension Benefit Plans and Other Postretirement Plans”. This statement requires recognition on the balance sheet of the underfunded or overfunded status of pension and postretirement benefit plans. SFAS No. 158 also requires the recognition of changes in the funded status through other comprehensive income in the year that the changes occur. The amount of net periodic benefit cost recognized in an entity’s results of operation will not change. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of this statement on its consolidated financial statements. Application of SFAS No. 158 at December 31, 2005 would have resulted in an increase of approximately $400 to the Company’s pension liability.
     Other. During the three months ended September 30, 2006, the Company recorded in selling, general and administrative (SG&A) expenses $2,500 of insurance proceeds related to claims filed for Hurricane Rita losses offset by storm costs of $176 incurred at an Energy & Chemicals segment project site. During the nine months ended September 30, 2006, the Company recorded in SG&A expenses $2,500 of insurance proceeds related to claims filed for Hurricane Rita losses offset by storm costs incurred of $951 related to Hurricane Rita at its New Iberia, LA facility and an Energy & Chemicals segment project site. During the three months ended September 30, 2005, the Company recorded in selling, general and administrative expenses a $1,049 charge for losses related to damage caused by Hurricane Rita at its New Iberia, Louisiana facility and also $1,018 of transaction expenses related to the acquisition by First Reserve as described in Note A. During the nine months ended September 30, 2005, the Company recorded a $1,100 settlement of a finder’s fee claim asserted by a former shareholder of the Company. During the same period, the Company also recorded a $1,700 gain on the settlement of a promissory note receivable related to the 2003 sale of its former Greenville Tube, LLC stainless tubing business.
NOTE B — Debt and Credit Arrangements
     In connection with the Acquisition, the Company entered into a senior secured credit facility (the “Senior Credit Facility”) and completed a $170,000 offering of 9 1/8% senior subordinated notes (the “Subordinated Notes”). The Company repaid the then existing credit facility of the Reorganized Company and certain other debt on or before the Closing Date of the Acquisition. The Senior Credit Facility consists of a $180,000 term loan facility (the “Term Loan”) and a $115,000 revolving credit facility (the “Revolver”), of which $55,000 may be used for letters of credit extending beyond one year from their date of issuance. The Term Loan and the Subordinated Notes were fully funded on the Closing Date. The Term Loan matures on October 17, 2012 and the Revolver matures on October 17, 2010. As a result of four voluntary principal repayments totaling $60,000 made in December 2005, and March, June and August 2006, the Term Loan does not require any principal payments prior to the maturity date. The interest rate under the Senior Credit Facility is, at the Company’s option, the Alternative Base Rate (“ABR”) plus 1.0% or LIBOR plus 2.0% on the Term Loan and ABR plus 1.5% or LIBOR plus 2.5% on the Revolver. The applicable interest margin on the Revolver could decrease based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay an annual administrative fee of $100, a commitment fee of 0.5% on the unused Revolver balance, a letter of credit participation fee of 2.5% per annum on the letter of credit exposure and a letter of credit issuance fee of 0.25%. The obligations under the Senior Credit Facility are secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s non-U.S. subsidiaries.
     The Subordinated Notes are due in 2015 with interest payable semi-annually on April 15th and October 15th. The registration rights agreement required the Company to file an Exchange Offer Registration Statement and complete the exchange offer for the Subordinated Notes by August 14, 2006. Since the exchange offer was not completed, additional interest at a rate of 0.25% will be paid to holders of the notes for the 90-day period ending November 11, 2006. Additional interest will accrue in further increments of 0.25%, up to a maximum of 1.0%, each subsequent 90-day period until the exchange offer is completed. The Company expects the interest rate to increase an additional 0.25% on November 12, 2006 and to file the Exchange Offer Registration Statement within the next 90 days. Any of the Subordinated Notes may be redeemed solely at the Company’s option beginning on October 15, 2010. The initial redemption price is 104.563% of

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — September 30, 2006
(Dollars and shares in thousands, except per share amounts)
NOTE B — Debt and Credit Arrangements — Continued
the principal amount, plus accrued interest. Also, any of the notes may be redeemed solely at the Company’s option at any time prior to October 15, 2010, plus accrued interest and a “make-whole” premium. In addition, before October 15, 2008, up to 35% of the Subordinated Notes may be redeemed solely at the Company’s option at a price of 109.125% of the principal amount, plus accrued interest, using the proceeds from the sales of certain kinds of capital stock. The Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company, including the Senior Credit Facility, pari passu in right of payment with all future senior subordinated indebtedness of the Company, and senior in right of payment with any future indebtedness of the Company that expressly provides for its subordination to the Subordinated Notes. The Subordinated Notes are unconditionally guaranteed jointly and severally by substantially all of the Company’s U.S. subsidiaries.
     The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions, engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility also includes financial covenants relating to leverage and interest coverage. As of September 30, 2006, there was $120,000 outstanding under the Term Loan, $170,000 outstanding under the Subordinated Notes and letters of credit and bank guarantees totaling $27,297 supported by the Revolver.
     Chart Ferox, a.s. (“Ferox”), a majority-owned subsidiary of the Company, maintains secured revolving credit facilities with borrowing capacity, including overdraft protection, of up to $9,600, of which $4,400 is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in Czech Korunas, Euros and U.S. dollars. Borrowings in Koruna are at PRIBOR, borrowings in Euros are at EUROBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 0.6 percent. Ferox is not required to pay a commitment fee to the lenders under the revolving credit facilities in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.75% on the face amount of each guarantee. Ferox’s land and buildings and accounts receivable secure $4,600 and $2,500, respectively, of the revolving credit facilities. As of September 30, 2006, there were no borrowings outstanding under the Ferox revolving credit facilities. However, there were $2,015 of bank guarantees supported by the Ferox revolving credit facilities.
NOTE C — Earnings per Share
     The following table presents calculations of net income per share of common stock for the three and nine months ended September 30, 2006 and 2005:

	Successor Company		Reorganized Company
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2005
Net income	$6,932	$18,286	$7,228	$21,681
Net income per common share — basic	$0.34	$1.45	$1.35	$4.04
Net income per common share — diluted	$0.34	$1.40	$1.28	$3.88
Weighted average number of common shares outstanding — basic	20,245	12,579	5,372	5,363
Incremental shares issuable upon assumed exercise of stock warrant	—	237	66	60
Incremental shares issuable upon assumed conversion and exercise of stock options	153	291	188	170

Total shares — diluted	20,398	13,107	5,626	5,593

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — September 30, 2006
(Dollars and shares in thousands, except per share amounts)
NOTE D — Comprehensive Income (Loss)
     The components of accumulated other comprehensive income (loss) are as follows:

	September 30,	December 31,
	2006	2005
Foreign currency translation adjustments	$3,058	$(286)
Minimum pension liability adjustments, net of taxes	(262)	(262)

	$2,796	$(548)

     Comprehensive income for the three months ended September 30, 2006 and 2005 was $7,054 and $7,794, respectively. Comprehensive income for the nine months period ended September 30, 2006 and 2005 was $21,630 and $19,356, respectively.
NOTE E — Employee Separation and Plant Closure Costs
     For the three and nine months ended September 30, 2006, the Company recorded employee separation and plant closure costs of $73 and $304, respectively, primarily related to the closure of the Distribution and Storage segment’s idle Plaistow, New Hampshire facility. For the three and nine months ended September 30, 2005, the Company recorded employee separation and plant closure costs of $200 and $1,005, respectively, related to the closure of the BioMedical facility in Burnsville, Minnesota and relocation of the manufacturing operation to Canton, Georgia, closure of the Distribution and Storage segment’s idle facility in Plaistow, New Hampshire, and general headcount reductions throughout the Company. For the three and nine months ended September 30, 2005, the Company also recorded non-cash inventory valuation charges of $378 and $579, respectively, included in cost of sales, for the impairment of inventory at the BioMedical facility in Burnsville, Minnesota.
     The following table summarizes the Company’s employee separation and plant closure costs activity for the three and nine months ended September 30, 2006 and 2005.

	Successor Company
	Three Months Ended September 30, 2006
	Energy &	Distribution
	Chemicals	& Storage	BioMedical	Corporate		Total

One-time employee termination costs	$—	$—	$—	$		$—
Other associated costs	—	73			—	73

Employee separation and plant closure costs	—	73	—		—	73
Reserve usage	—	(73)	(5)		—	(78)

Change in reserve	—	—	(5)		—	(5)
Reserves as of July 1, 2006	1,557	190	137		—	1,884

Reserves as of September 30, 2006	$1,557	$190	$132		$—	$1,879

	Reorganized Company
	Three Months Ended September 30, 2005
	Energy &	Distribution &
	Chemicals	Storage	BioMedical	Corporate	Total

One-time employee termination costs	$—	$7	$—	$—	$7
Other associated costs	5	159	28	1	193

Employee separation and plant closure costs	5	166	28	1	200
Inventory valuation in cost of sales	—	—	378	—	378

	5	166	406	1	578
Reserve usage	(5)	(166)	(438)	(86)	(695)

Change in reserve	—	—	(32)	(85)	(117)
Reserves as of July 1, 2005	1,557	305	140	103	2,105

Reserves as of September 30, 2005	$1,557	$305	$108	$18	$1,988

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — September 30, 2006
(Dollars and shares in thousands, except per share amounts)
NOTE E — Employee Separation and Plant Closure Costs — Continued

	Successor Company
	Nine Months Ended September 30, 2006
	Energy &	Distribution
	Chemicals	& Storage	BioMedical	Corporate	Total

One-time employee termination costs	$—	$—	$—	$—	$—
Other associated costs	9	295	—	—	304

Employee separation and plant closure costs	9	295	—	—	304
Reserve usage	(9)	(295)	(107)	—	(411)

Change in reserve	—	—	(107)	—	(107)
Reserves as of January 1, 2006	1,557	190	239	—	1,986

Reserves as of September 30, 2006	$1,557	$190	$132	$—	$1,879

	Reorganized Company
	Nine Months Ended September 30, 2005
	Energy &	Distribution &
	Chemicals	Storage	BioMedical	Corporate	Total

One-time employee termination costs	$—	$40	$—	$—	$40
Other associated costs	83	459	541	(118)	965

Employee separation and plant closure costs	83	499	541	(118)	1,005
Inventory valuation in cost of sales	—	—	579	—	579

	83	499	1,120	(118)	1,584
Reserve usage	(83)	(535)	(1,384)	(357)	(2,359)

Change in reserve	—	(36)	(264)	(475)	(775)
Reserves as of January 1, 2005	1,557	341	372	493	2,763

Reserves as of September 30, 2005	$1,557	$305	$108	$18	$1,988

     The employee separation and plant closure costs reserve of $1,879 at September 30, 2006 was for one-time employee termination costs. The employee separation and plant closure costs reserve of $1,988 at September 30, 2005 consisted of $18 for contract termination and facility-related closure costs and $1,970 for one-time termination and other associated costs.
NOTE F — Acquisitions
     On May 26, 2006, the Company acquired the common stock of Cooler Service Company, Inc. (“CSC”) based in Tulsa, Oklahoma. The consideration paid was $15,840, net of cash acquired, including transaction costs. The acquisition was funded with cash on hand. The estimated fair value of the net assets acquired and goodwill at the date of acquisition was $8,050 and $8,567, respectively. The purchase price allocation is preliminary, and subject to adjustment following the completion of the tangible and intangible asset valuations. CSC designs and manufactures air cooled heat exchangers for multiple markets, including hydrocarbon, petrochemical and industrial gas processing. CSC has been included in the Company’s Energy and Chemical segment and contributed $11,650 of sales to the 2006 operating results from the date of acquisition through September 30, 2006.
     On May 16, 2005, the Company acquired 100% of the equity interest in Changzhou CEM Cryo Equipment Co., Ltd. (CEM), a foreign owned enterprise established under the laws of the People’s Republic of China. The purchase price was $13,644, including cash of $12,198 and a promissory note of $1,466 payable to the seller, which was paid in the second quarter of 2006. The acquisition was funded with debt borrowed under the revolving credit line portion of the 2003 Credit Facility and cash on hand. The estimated fair value of the net assets acquired and goodwill at the date of acquisition was $8,894 and $4,770, respectively. CEM has been included in the Company’s Distribution and Storage segment.
NOTE G — Assets Held for Sale
     The Company continues to pursue the sale of the idle building and a parcel of land at its Plaistow, New Hampshire facility. The Plaistow facility is classified as assets held for sale on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2006 and the audited consolidated balance sheet as of December 31, 2005 based on the estimated value of $3,084.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — September 30, 2006
(Dollars and shares in thousands, except per share amounts)
NOTE H — Employee Benefit Plans
     The Company has four defined benefit pension plans covering certain U.S. hourly and salary employees. All of these plans were frozen as of February 28, 2006. The defined benefit plans provide benefits based primarily on the participants’ years of service and compensation.
     The following table sets forth the components of net periodic pension cost for the three and nine months ended September 30, 2006 and 2005:

	Successor Company		Reorganized Company
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2005
Service cost	$—	$—	$65	$195
Interest cost	510	1,530	492	1,476
Expected return on plan assets	(618)	(1,854)	(570)	(1,710)
Recognized actuarial gain	—	—	(47)	(141)

Total pension (benefit) cost	$(108)	$(324)	$(60)	$(180)

NOTE I — Reporting Segments
     The structure of the Company’s internal organization is divided into the following three reportable segments: Energy and Chemicals (“E&C”), Distribution and Storage (“D&S”) and BioMedical. The Company’s reportable segments are business units that offer different products and are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The E&C segment sells heat exchangers, cold boxes and liquefied natural gas vacuum-insulated pipe used by major natural gas, petrochemical processing and industrial gas companies in the production of their products. The D&S segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The BioMedical segment sells medical respiratory products, biological storage systems, liquid oxygen tanks and magnetic resonance imaging cryostat components. Due to the nature of the products that each segment sells, there are no intersegment sales. Corporate headquarters includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and stock-based compensation expenses that are not allocated to the reporting segments.
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
Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Successor Company
	Three Months Ended September 30, 2006
	Energy	Distribution
	and Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$54,411	$67,953	$20,461	$—	$142,825
Operating income (loss)	5,462	13,491	4,365	(6,449)	16,869

	Reorganized Company
	Three Months Ended September 30, 2005
	Energy	Distribution
	and Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$31,832	$55,068	$18,887	$—	$105,787
Operating income (loss)	5,204	9,630	3,537	(5,865)	12,506

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — September 30, 2006
(Dollars and shares in thousands, except per share amounts)
NOTE I — Reporting Segments — Continued

	Successor Company
	Nine Months Ended September 30, 2006
	Energy	Distribution
	and Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$138,075	$194,783	$60,174	$—	$393,032
Operating income (loss)	11,738	39,605	12,855	(16,719)	47,479

	Reorganized Company
	Nine Months Ended September 30, 2005
	Energy	Distribution
	and Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$80,562	$155,047	$55,069	$—	$290,678
Operating income (loss)	13,228	30,012	9,068	(14,578)	37,730

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Chart Industries, Inc. (the “Company,” “Chart,” or “we”) is a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases. We supply engineered equipment used throughout the liquid supply chain globally. The largest portion of end-use applications for our products is energy-related. We are a leading manufacturer of standard and engineered equipment primarily used for low temperature and cryogenic applications. We have developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; - 459° Fahrenheit). The majority of our products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and use of hydrocarbon and industrial gases.
     For the nine months ended September 30, 2006, we experienced growth in our sales and operating income compared to the nine months ended September 30, 2005, primarily due to growth in the global hydrocarbon processing and industrial gas markets served by our Energy and Chemicals (“E&C”) and Distribution and Storage (“D&S”) segments and growth and penetration of the biological storage markets and international medical respiratory therapy served by our BioMedical segment. Sales for the nine months ended September 30, 2006 were $393.0 million compared to sales of $290.7 million for the nine months ended September 30, 2005, reflecting an increase of $102.3 million, or 35.2%. Our gross profit for the nine months ended September 30, 2006 was $112.5 million, or 28.6% of sales, as compared to $84.9 million, or 29.2% of sales, for the same period in 2005. In addition, our operating income for the nine months ended September 30, 2006 was $47.5 million compared to $37.7 million for the same period in 2005. Increased sales volume in all three of our operating segments, manufacturing productivity improvements in our D&S and Biomedical segments, sales mix shift to higher margin products and product price increases in our D&S segment, were contributing factors to the growth in our gross profit in the first nine months of 2006.
     As a result of the continued growth in many of the markets we serve, our present and anticipated customer order trends, our backlog level of $260.0 million as of September 30, 2006, and our focus on energy-related industries, we presently expect to experience continued sales and operating income growth for the remaining three months of 2006 as compared to the same period in 2005. We also believe that our cash flow from operations, available cash and available borrowings under the senior secured credit facility should be adequate to meet our working capital, capital expenditure, debt service and other funding requirements for the remaining three months of 2006.

Results of Operations for the Three Months Ended September 30, 2006 and 2005
     The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our three operating segments for the three and nine months ended September 30, 2006 and 2005:

	Successor Company		Reorganized Company
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2005

Sales
E&C	$54,411	$138,075	$31,832	$80,562
D&S	67,953	194,783	55,068	155,047
Biomedical	20,461	60,174	18,887	55,069

Total	$142,825	$393,032	$105,787	$290,678

Gross Profit
E&C	$10,222	$28,083	$8,759	$21,766
D&S	21,813	62,791	15,540	46,054
Biomedical	7,405	21,666	5,802	17,111

Total	$39,440	$112,540	$30,101	$84,931

Gross Profit Margin
E&C	18.8%	20.3%	27.5%	27.0%
D&S	32.1%	32.2%	28.2%	29.7%
Biomedical	36.2%	36.0%	30.7%	31.1%
Total	27.6%	28.6%	28.5%	29.2%

Operating Income (Loss)
E&C	5,462	11,738	5,204	13,228
D&S	13,491	39,605	9,630	30,012
Biomedical	4,365	12,855	3,537	9,068
Corporate	(6,449)	(16,719)	(5,865)	(14,578)

Total	$16,869	$47,479	$12,506	$37,730

     Sales
     Sales for the three months ended September 30, 2006 were $142.8 million compared to $105.8 million for the three months ended September 30, 2005, reflecting an increase of $37.0 million, or 35.0%. E&C segment sales were $54.4 million for the three months ended September 30, 2006 compared with sales of $31.8 million for three months ended September 30, 2005, which reflected an increase of $22.6 million or 71.1%. This increase in sales resulted primarily from higher volume, particularly large heat exchanger and process systems projects, which were driven by continued growth in the liquid natural gas (“LNG”) and natural gas segments of the hydrocarbon processing market and $9.8 million of air cooled heat exchanger sales from Cooler Service Company, Inc. (“CSC”), which was acquired in the second quarter of 2006. D&S segment sales increased $12.8 million, or 23.4%, to $67.9 million for the three months ended September 30, 2006 from $55.1 million for the three months ended September 30, 2005. Sales of bulk storage systems and packaged gas systems increased $8.6 million and $4.2 million, respectively, for the three months ended September 30, 2006 compared to the same period in 2005 primarily due to higher volume as a result of continued growth in the global industrial gas market, and to a lesser extent price increases to absorb escalating raw material costs. BioMedical segment sales for the three months ended September 30, 2006 were $20.5 million compared to $18.9 million for the same period in 2005, which reflected an increase of $1.6 million or 8.5%. Medical respiratory product sales increased $2.9 million, due to higher demand in international markets. Biological storage system sales growth was approximately the same level for the three months ended September 30, 2006 as compared to the same period in 2005. Other products sales in the BioMedical segment decreased $1.3 million primarily due to delays in orders.

     Gross Profit and Margin
     Gross profit for the three months ended September 30, 2006 was $39.4 million, or 27.6% of sales, versus $30.1 million, or 28.5% of sales, for the three months ended September 30, 2005 and reflected an increase of $9.3 million. E&C segment gross profit increased $1.5 million while its margin decreased 8.7 percentage points, primarily due to lower margins on certain process system projects, including two long-term field installation projects. The increase in gross profit for the E&C segment is primarily due to the inclusion of air cooled heat exchanger sales in 2006. Gross profit for the D&S segment increased $6.3 million, or 3.9 percentage points, in the 2006 period compared to the 2005 period primarily due to higher sales volume, manufacturing productivity improvements, sales mix shifts to higher margin products, and to a lesser extent the timing of product price increases in both bulk storage and packaged gas systems to absorb escalating raw material costs. BioMedical gross profit increased $1.6 million, or 5.5 percentage points, in the 2006 period compared to the 2005 period primarily due to higher sales volume and improved manufacturing productivity, particularly for the medical respiratory product line. In 2005, higher manufacturing costs were incurred as result of transitioning this product line’s manufacturing from our closed Burnsville, Minnesota facility to our Canton, Georgia facility.
     Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses for the three months ended September 30, 2006 were $18.2 million, or 12.7% of sales, compared to $15.5 million, or 14.7% of sales, for the three months ended September 30, 2005. SG&A expenses for the E&C segment were $2.2 million for the three months ended September 30, 2006 compared to $4.0 million for the three months ended September 30, 2005, a decrease of $1.8 million. This decrease in SG&A expenses for the E&C segment was primarily the result of $2.5 million of income related to the settlement of a Hurricane Rita insurance claim for losses at its New Iberia, Louisiana facility offset by storm costs of $0.2 million incurred at a customer’s project site. For the same period in 2005, the E&C segment recorded $1.0 million of costs and losses associated with Hurricane Rita. Excluding hurricane and storm related transactions, the E&C segment SG&A expenses increased $1.5 million primarily due to higher employee-related and infrastructure costs to support business growth and higher medical expenses. D&S segment SG&A expenses for the three months ended September 30, 2006 were $6.9 million compared to $5.1 million for the three months ended September 30, 2005, an increase of $1.8 million. This increase was primarily attributable to higher employee-related and infrastructure costs to support business growth and higher medical expenses. SG&A expenses for the BioMedical segment were $2.6 million for the three months ended September 30, 2006, an increase of $0.5 million compared to the three months ended September 30, 2005. Corporate SG&A expenses for the three months ended September 30, 2006 were $6.4 million compared to $4.3 million for the three months ended September 30, 2005. This increase of $2.1 million was primarily attributable to higher employee-related and infrastructure expenses to support business growth and Sarbanes-Oxley implementation costs incurred during the three months ended September 30, 2006.
     Amortization Expense
     Amortization expense for the three months ended September 30, 2006 was $4.3 million, or 3.0% of sales, compared to $1.0 million, or 0.9% of sales for the three months ended September 30, 2005. The increase of $3.3 million was due to higher amortization expense for finite-lived intangible assets that were recorded at fair value on October 17, 2005 as a result of the Acquisition. The increase in amortization expense for the three months ended September 30, 2006 compared to the same period in 2005 was $2.1 million and $1.2 million for the E&C and D&S segments, respectively.
     Transaction Expenses
     During the three months ended September 30, 2006 and 2005, Corporate recorded $0.0 million and $1.0 million, respectively, of transaction expenses related to the Acquisition, which consisted primarily of legal, accounting and investment banking fees.
     Employee Separation and Plant Closure Costs
     For the three months ended September 30, 2006 and 2005, employee separation and plant closure costs were $0.1 million and $0.2 million, respectively. The costs for the 2006 period were related to the idle Plaistow, New Hampshire facility that is being held for sale, while the costs for the 2005 period were for the closure of both the Burnsville, Minnesota and Plaistow, New Hampshire facilities. The sale of the Burnsville, Minnesota facility was completed in 2004 and was vacated in 2005.

     Operating Income
     As a result of the foregoing, operating income for the three months ended September 30, 2006 was $16.9 million, or 11.8% of sales, an increase of $4.4 million compared to operating income of $12.5 million, or 11.8% of sales, for the same period in 2005.
     Net Interest Expense
     Net interest expense for the three months ended September 30, 2006 and 2005 was $6.1 million and $1.3 million, respectively. This increase in interest expense of $4.8 million for the three months ended September 30, 2006 compared to the same period in 2005 was primarily attributable to increased long-term debt outstanding as a result of our entering into the new senior secured credit facility and issuing the senior subordinated notes on October 17, 2005 in conjunction with the Acquisition.
     Other Expense and Income
     For the three months ended September 30, 2006, financing costs amortization expense was $0.4 million, an increase of $0.4 million compared to the same period in 2005. This increase in amortization expense was attributable to deferred loan costs incurred for the senior secured credit facility and senior subordinated notes entered into on October 17, 2005 as a result of the Acquisition.
     For the three months ended September 30, 2006, foreign currency gains were $0.02 million as compared to foreign currency losses of $0.4 million for the same period in 2005. This increase in income was the result of the timing of transactions in currencies other than functional currencies primarily in the D&S and BioMedical segments.
     Income Tax Expense
     Income tax expense of $3.4 million and $3.5 million for the three months ended September 30, 2006 and 2005, respectively, represents taxes on both domestic and foreign earnings at an effective income tax rate of 32.5% and 32.8%, respectively.
     Net Income
     As a result of the foregoing, reported net income for the three months ended September 30, 2006 and 2005 was $6.9 million and $7.2 million, respectively.
Results of Operations for the Nine Months Ended September 30, 2006 and 2005
     Sales
     Sales for the nine months ended September 30, 2005 were $393.0 million compared to $290.7 million for the nine months ended September 30, 2005, reflecting an increase of $102.3 million, or 35.2%. E&C segment sales were $138.1 million for the nine months ended September 30, 2006 compared with sales of $80.6 million for the same period in 2005 which represented a $57.5 million increase, or 71.3%. This increase in sales resulted primarily from higher volume, particularly from large heat exchanger and process systems projects, which were driven by continued growth in the LNG and natural gas segments of the hydrocarbon processing market, and $11.7 million of air cooled heat exchanger sales from CSC. D&S segment sales increased $39.7 million, or 25.6% to $194.7 million for the nine months ended September 30, 2006 from $155.0 million for the nine months ended September 30, 2005. Bulk storage and packaged gas systems sales increased $31.4 million and $8.3 million, respectively, for the nine months ended September 30, 2006 compared to the same period in 2005. These increases were driven primarily by increased volume due to continued growth in the global industrial gas market and to a lesser extent price increases to absorb escalating raw material costs. BioMedical segment sales increased $5.1 million, or 9.3% to $60.2 million for the nine months ended September 30, 2006 compared to $55.1 million for the nine months ended September 30, 2005. Biological storage systems sales increased $3.0 million as a result of higher volume in the U.S. and international markets. Medical respiratory product sales increased $1.9 million as a result of higher volume in international markets partially offset by a decrease in the U.S. market due to U.S. government reimbursement reductions for liquid oxygen therapy systems announced in late 2005. Other product sales in the BioMedical segment increased $0.2 million due to higher volume.
     Gross Profit and Margin
     Gross profit for the nine months ended September 30, 2006 was $112.5 million, or 28.6% of sales versus $84.9 million, or 29.2% of sales, for the nine months ended September 30, 2005 and reflected an increase of $27.6 million. E&C segment gross profit increased $6.3 million in the 2006 period compared to the 2005 period primarily due to the increased sales volume, in particular large heat exchanger and process systems projects and the inclusion of air cooled heat exchanger sales. The E&C segment gross profit margin decreased 6.7 percentage points in 2006 primarily due to lower margins on primarily two long-term field installation process systems projects. Gross profit for the D&S segment increased $16.7 million, or 2.5 percentage points, in the 2006 period compared to the 2005 period primarily due to higher sales volume, manufacturing productivity improvements, sales mix shifts to higher margin products, and to a lesser extent the timing of product price increases to absorb higher raw material costs in bulk storage and packaged gas systems. BioMedical gross profit increased $4.6 million, or 4.9 percentage points, in the 2006 period compared to the 2005 period primarily due to higher sales volume and improved manufacturing productivity, particularly for the medical respiratory product line. In 2005, higher manufacturing costs were incurred as result of transitioning this product line’s manufacturing from our closed Burnsville, Minnesota facility to our Canton, Georgia facility.
     SG&A
     SG&A expenses for the nine months ended September 30, 2006 were $53.4 million, or 13.6% of sales, compared to $44.0 million, or 15.1% of sales, for the nine months ended September 30, 2005. SG&A expenses for the E&C segment were $10.3 million for the nine months ended September 30, 2006 compared to $8.8 million for the nine months ended September 30, 2005, an increase of $1.5 million. The increase for the E&C segment was primarily the result of higher employee-related and infrastructure expenses to support business growth and higher medical costs. Also during the nine month 2006 period, the E&C segment recorded $2.5 million of income related to the settlement of a Hurricane Rita insurance claim for losses at its New Iberia, Louisiana facility offset by $1.0 million of storm-related costs incurred at its New Iberia, Louisiana facility related to Hurricane Rita and at one of its customer project sites. During the same period in 2005, the Company recorded $1.0 million of costs and losses related to Hurricane Rita. D&S segment SG&A expenses for the nine months ended September 30, 2006 were $18.7 million compared to $14.2 million for the nine months ended September 30, 2005, an increase of $4.5 million. This increase was primarily attributable to higher employee-related and infrastructure expenses to support business growth and higher medical costs. SG&A expenses for the BioMedical segment were $7.6 million for the nine months ended September 30, 2006, an increase of $1.0 million compared to the nine months ended September 30, 2005. Corporate SG&A expenses for the nine months ended September 30, 2006 were $16.7 million compared to $14.4 million for the nine months ended September 30, 2005. This increase of $2.3 million is primarily attributable to higher employee-related and infrastructure expenses to support business growth and Sarbanes-Oxley implementation costs incurred during the nine months ended September 30, 2006.
     Amortization Expense
     Amortization expense was $11.4 million and $2.5 million for the nine months ended September 30, 2006 and 2005, respectively. This increase of $8.9 was due to higher amortization expense for finite-lived intangible assets that were recorded at fair value on October 17, 2005 as a result of the Acquisition. The increase in amortization expense in the 2006 nine month period compared to the same period in 2005 was $4.7 million, $4.1 million and $0.1 million for the E&C, D&S and BioMedical segments, respectively.
     Transaction Expenses
     During the nine months ended September 30, 2006 and 2005, Corporate recorded $0.0 million and $1.0 million, respectively, in transaction expenses related to the Acquisition, which consisted primarily of legal, accounting and investment banking fees.
     Employee Separation and Plant Closure Costs
     For the nine months ended September 30, 2006 and 2005, employee separation and plant closure costs were $0.3 million and $1.0 million, respectively. The costs for the 2006 period were related to the idle Plaistow, New Hampshire facility which is being held for sale, while the costs for the 2005 period were for the closure of both the Burnsville, Minnesota and Plaistow, New Hampshire facilities. The sale of the Burnsville, Minnesota facility was completed in 2004 and was vacated in 2005.
     Operating Income
     As a result of the foregoing, operating income for the nine months ended September 30, 2006 was $47.5 million, or 12.1% of sales, an increase of $9.8 million compared to operating income of $37.7 million, or 13.0% of sales, for the same period in 2005.
     Net Interest Expense
     Net interest expense for the nine months ended September 30, 2006 and 2005 was $19.3 million and $3.9 million, respectively. This increase in interest expense of $15.4 million for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily attributable to increased long-term debt outstanding as a result of entering into the new senior secured credit facility and issuing the senior subordinated notes on October 17, 2005 in conjunction with the Acquisition.
     Other Expenses and Income
     For the nine months ended September 30, 2006, financing costs amortization expense was $1.1 million, an increase of $1.1 million compared to the same period in 2005. This increase in amortization expense was attributable to deferred loan costs incurred for the senior secured credit facility and senior subordinated notes entered into on October 17, 2005 as a result of the Acquisition.
     For the nine months ended September 30, 2006 foreign currency gains were $0.2 million as compared to foreign currency losses of $0.6 million for the same period in 2005. This increase in income of $0.8 million was the result of the timing of transactions in currencies other than functional currencies primarily in the D&S and BioMedical segments.
     Income Tax Expense
     Income tax expense of $8.9 million and $11.5 million for the nine months ended September 30, 2006 and 2005, respectively, represents taxes on both domestic and foreign earnings at an estimated annual effective income tax rate of 32.5% and 34.5%, respectively. The decrease in the effective tax rate for the 2006 period as compared to the same period in 2005 was primarily attributable to lower statutory tax rates in certain foreign countries and a higher expected mix of foreign earnings.
     Net Income
     As a result of the foregoing, reported net income for the nine months ended September 30, 2006 and 2005 was $18.3 million and $21.7 million, respectively.
Liquidity and Capital Resources
     On July 31, 2006, we completed our initial public offering (“IPO”) of 12,500,000 shares of our common stock for net proceeds of approximately $175.3 million. We used $25.0 million of the net proceeds to repay a portion of the term loan under our senior secured credit facility. The remaining $150.3 million of net proceeds was used to pay a dividend to our stockholders existing immediately prior to the IPO, consisting of affiliates of First Reserve and certain members of management. On August 25, 2006, following expiration of the underwriters’ over-allotment option without its being exercised, a stock dividend of 1,875,000 shares was issued to the stockholders existing immediately prior to the completion of the IPO. In addition, the senior secured credit facility was amended upon the completion of the IPO. The amendment primarily increased the size of the revolving credit facility by $55.0 million to $115.0 million and increased the amount available for letters of credit extending beyond one year from their issuance date to $55.0 million from $35.0 million.
     Debt Instruments and Related Covenants
     As of September 30, 2006, the Company had $120.0 million outstanding under the term loan portion of the senior secured credit facility, $170.0 million outstanding under the senior subordinated notes and $27.3 million of letters of credit and bank guarantees supported by the revolving portion of the senior secured credit facility. The Company believes that it is in compliance with all covenants, including its financial covenants, under the senior secured credit facility.
     The registration rights agreement related to the senior subordinated notes required the Company to file an Exchange Offer Registration Statement and complete the exchange offer for the senior subordinated notes by August 14, 2006. Since the exchange offer was not completed, additional interest at a rate of 0.25% will be paid to holders of the notes for the 90-day period ending November 11, 2006. Additional interest will accrue in further increments of 0.25%, up to a maximum of 1.0%, each subsequent 90-day period until the exchange offer is completed. The Company expects the interest rate to increase another 0.25% on November 12, 2006 and to file the Exchange Offer Registration Statement within the next 90 days.
     Sources and Use of Cash
     Cash provided by operations for the nine months ended September 30, 2006 was $33.6 million compared with cash provided by operations of $19.1 million for the nine months ended September 30, 2005. The increase in cash provided by operations in the 2006 period compared to the 2005 period was primarily attributable to increased net income before changes in operating assets and liabilities, and improved working capital management. Also, in the 2005 period, the E&C segment working capital was negatively impacted by the timing of billings and payment terms under certain contracts entered into in 2004.

     Cash used in investing activities for the nine months ended September 30, 2006 was $29.4 million compared to $20.6 million for the nine months ended September 30, 2005. In 2006, $15.8 million, of cash, net of cash acquired, was used to purchase CSC, and for the same period in 2005, $12.0 million of cash was used to acquire CEM. Capital expenditures for the nine months ended September 30, 2006 were $13.5 million compared with $10.2 million for the nine months ended September 30, 2005. Capital expenditures for the nine months ended September 30, 2006 were primarily for E&C segment heat exchanger and process system facility expansions in LaCrosse, Wisconsin and Houston, Texas and D&S segment bulk tank facility expansions in New Prague, Minnesota and Decin, Czech Republic to support business growth. Capital expenditures during the same period in 2005 were primarily for expansion of existing facilities and construction of a new manufacturing facility in China to support growth in business.
     For the nine months ended September 30, 2006 and 2005, cash provided by financing activities was $3.2 million and $5.5 million, respectively. In May 2006, we received $37.1 and $2.1 in cash proceeds, respectively, from the exercise of warrants for 2,651,012 shares and Rollover Options for 609,851 shares of common stock. On July 31, 2006, our IPO offering was completed and we received $175.3 in net proceeds. A cash dividend of $150.3 was paid to stockholders existing immediately prior to the completion of the IPO. During the nine months ended September 30, 2006, we made $55.0 million in voluntary principal prepayments under the term loan portion of our senior secured credit facility, $0.8 million of payments under the Ferox revolving credit facilities and a $1.5 million payment on the seller note related to the CEM acquisition. During the nine months ended September 30, 2005, we made $2.4 million of scheduled principal payments under the term loan portion of the 2003 Credit Facility and borrowed $12.0 million under the revolving credit portion of the 2003 Credit Facility to purchase CEM.
      Cash Requirements
     The Company does not anticipate any unusual cash requirements for working capital needs for the remaining three months of 2006. We expect to use $8.0 to $10.0 million of cash for capital expenditures. A significant portion of the capital expenditures will be used for facility expansions to increase capacity in the E&C and D&S segments. Management believes that these expansions are necessary to support our current backlog levels and our expected growth due to an increase in global demand for our products.
     For the remaining three months of 2006, cash requirements for debt service are forecasted to be approximately $10.2 million for scheduled interest payments under our senior secured credit facility and the senior subordinated notes. We are not required to make any scheduled principal payments during the remaining three months of 2006 under the term loan portion of the senior secured credit facility due to the voluntary principal payments that have been made to date. For the remaining three months of 2006, we expect to use approximately $4.0 million of cash for both U.S. and foreign income taxes and contribute approximately $0.3 million of cash to our four defined benefit pension plans to meet ERISA minimum funding requirements.
Orders and Backlog
     We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and it is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Backlog as of September 30, 2006 was $260.0 million, which includes $20.2 million of acquired backlog of air-cooled heat exchangers from the CSC acquisition.

     The following table sets forth orders by segment for the three months ended September 30 and June 30, 2006 and backlog by segment as of September 30, 2006 and June 30, 2006:

	Three Months Ended
	September 30, 2006	June 30, 2006
Orders
Energy and Chemicals	$34,530	$53,967
Distribution and Storage	69,622	75,069
BioMedical	23,271	21,036

Total	$127,423	$150,072

Backlog
Energy and Chemicals	$149,226	$168,243
Distribution and Storage	102,524	103,071
BioMedical	8,265	5,543

Total	$260,015	$276,857

     E&C orders for the three months ended September 30, 2006 totaled $34.5 million, compared with $54.0 million for the three months ended June 30, 2006. E&C backlog totaled $149.2 million at September 30, 2006, compared with $168.2 million of backlog at June 30, 2006. This decrease in orders of $19.4 million during the three months ended September 30, 2006 is primarily due to the timing of large process system orders. During the three months ended June 30, 2006, there were two large process system orders totaling $22.0 million. This decrease in orders was partially offset by a $4.0 million increase in air cooled heat exchanger orders in the three months ended September 30, 2006 as a result of the CSC acquisition in May 2006.
     D&S orders for the three months ended September 30, 2006 totaled $69.6 million compared with $75.1 million for the three months ended June 30, 2006. D&S backlog totaled $102.5 million at September 30, 2006 compared with $103.1 million of backlog at June 30, 2006. Orders for bulk storage systems decreased during the three months ended September 30, 2006 by $8.0 million due to lower LNG tank orders. Packaged gas system orders increased by $2.5 million during the three months ended September 30, 2006 due to higher demand across all product lines.
     BioMedical orders for the three months ended September 30, 2006 totaled $23.3 million compared with $21.0 million for the three months ended June 30, 2006. BioMedical backlog totaled $8.3 million at September 30, 2006 compared with $5.5 million of backlog at June 30, 2006. Orders for medical respiratory products and biological storage systems for the three months ended September 30, 2006 were $0.6 million below the three months ended June 30, 2006, but remained at strong levels due to continued growth in the international markets. Orders for other BioMedical products increased $2.9 million for the three months ended September 30, 2006 due primarily to stronger demand for liquid oxygen tanks.
Application of Critical Accounting Policies
     The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Registration Statement on Form S-1 (File No. 333-133254), filed on July 20, 2006, in Note A of the Notes to the Consolidated Financial Statements for the fiscal year ended December 31, 2005. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts, inventory valuation reserves, goodwill, indefinite lived intangibles, environmental remediation obligations, product warranty costs, debt covenants, pensions and deferred tax assets. There have been no significant changes in accounting policies since December 31, 2005.
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
•	The cyclicality of the markets which we serve;

•	the loss of, or a significant reduction in purchases by, our largest customers;

•	competition in our markets;

•	our compliance obligations with the Sarbanes-Oxley Act of 2002;

•	general economic, political, business and market risks associated with our non-U.S. operations;

•	our ability to successfully manage our growth;

•	the loss of key employees;

•	the pricing and availability of raw materials and our ability to manage our fixed-price contract exposure;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	our ability to continue our technical innovation in our product lines;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the costs of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	the insolvency of our formerly consolidated subsidiary, Chart Heat Exchangers Limited, or CHEL, and CHEL’s administration proceedings in the United kingdom, including claims that may be asserted against us with respect to CHEL’s obligations;

•	litigation and disputes involving us, including the extent of product liability, warranty, pension and severance claims asserted against us;

•	labor costs and disputes;

•	our relations with our employees;

•	our funding requirements in connection with our defined benefit pension plans;

•	fluctuations in foreign currency exchange and interest rates;

•	disruptions in our operations due to hurricanes;

•	our ability to protect our intellectual property and know-how;

•	regulations governing the export of our products;

•	risks associated with our substantial indebtedness, leverage, debt service and liquidity; and

•	other factors described in our definitive prospectus filed on July 27, 2006 pursuant to Rule 424 of the Securities Act of 1933.
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
     The Company’s primary interest rate risk exposure results from the various floating rate pricing mechanisms on the senior credit facility. If interest rates were to increase 200 basis points (2 percent) from September 30, 2006 rates, and assuming no changes in debt from the September 30, 2006 levels, the additional annual expense would be approximately $2.4 million on a pre-tax basis. Effective August 15, 2006, the interest rate on the senior subordinated notes increased 0.25% and is expected to increase an additional 0.25% on November 12, 2006.
     The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the Euro, the British pound, the Czech koruna and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are one year or less. The Company held immaterial positions in foreign exchange forward contracts at September 30, 2006.
Item 4. Controls and Procedures
     As of September 30, 2006, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On July 8, 2003, we and all of our then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Company’s non-U.S. subsidiaries were included in the filing in the Bankruptcy Court. On September 15, 2003, we and all of our then majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003. We have resolved proofs of claim asserted in the bankruptcy proceedings, including the settlement in July 2005 of a finders’ fee claim in the amount of $1.1 million asserted by one of our former shareholders, against which we had filed an objection in the Bankruptcy Court. All bankruptcy proceedings were closed in May 2006.
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
Item 1A. Risk Factors
     There have not been any material changes from the risk factors disclosed in the Company’s registration statement on Form S-1 as amended (File No. 333-133254).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Use of Proceeds from the Sale of Registered Securities
     On July 31, 2006, we completed our initial public offering of our common stock pursuant to our registration statement on Form S-1 (File No. 333-133254) declared effective by the Securities and Exchange Commission on July 25, 2006. The managing underwriters for the offering were Morgan Stanley & Co. Incorporated, Lehman Brothers, Inc., UBS Securities LLC, Natexis Bleidrocher Inc., Simmons & Company International and Howard Weil Incorporated. Pursuant to the registration statement, we sold 12,500,000 shares of our common stock at a price of $15.00 per share, resulting in net proceeds of approximately $175.3 million. We incurred additional related expenses of approximately $2.8 million. We used $25.0 million of the net proceeds from the offering to repay certain indebtedness. The remaining $150.3 million of net proceeds was used to pay a dividend to our stockholders existing immediately prior to the offering.
Item 4. Submission of Matters to a Vote of Security Holders
Prior to completion of our initial public offering, we solicited the written consent of our stockholders pursuant to Section 228 of the General Corporation Law of the State of Delaware in connection with the following proposals: (i) the approval, confirmation and ratification of the Chart Industries, Inc. 2004 Stock Option and Incentive Plan, as amended, the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan, the 2006 Chart Executive Incentive Compensation Plan and the Chart Industries, Inc. Incentive Compensation Plan; (ii) the approval, confirmation and ratification of the Amended and Restated Certificate of Incorporation of Chart Industries, Inc., which was to become, and later became, effective prior to the closing of our initial public offering; (iii) the approval, confirmation and ratification, by written action in lieu of an annual meeting, of the election of Timothy H. Day, Ben A. Guill, Kenneth W. Moore and Samuel F. Thomas to serve as Directors of the Company; and (iv) the election of Steven W. Krablin to the Company’s Board of Directors, which was to become, and later became, effective immediately prior to the effectiveness of our Registration Statement on Form S-1 for our initial public offering.
We received unanimous written consent to the foregoing proposals from our stockholders in a consent dated July 18, 2006.
Item 6. Exhibits
     The following exhibits are filed with this report:

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254))

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Amendment No.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254))

4.0	Form of Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-133254))

10.1	Underwriting Agreement, dated July 25, 2006, among Chart Industries, Inc. and the several underwriters named therein

10.2	Form of Amended and Restated Management Stockholders Agreement (incorporated by reference to Exhibit 10.10 to Amendment No 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254))

10.3	Stockholder Agreement, dated July 25, 2006, by and between Chart Industries, Inc. and FR X Chart Holdings, LLC

10.4	Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254))

10.5	Amendment No. 1 to the Credit Agreement dated July 31, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.6	Form of Restricted Stock Unit Agreement (for non-employee directors) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254))

10.7	Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254))

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date: November 14, 2006	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)