Form 10-K
period 2006-12-31
CHART INDUSTRIES INC
filed 2007-03-15
CIK 892553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-11442

CHART INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	34-1712937
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Infinity Corporate Centre Drive, Suite 300, Garfield Heights, Ohio (Address of Principal Executive Offices)	44125-5370 (Zip Code)

Registrant’s telephone number, including area code:
(440) 753-1490

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The Registrant’s common stock began trading on the Nasdaq Global Market on July 25, 2006. As such, the Registrant has not completed its second fiscal quarter in which its common equity was publicly traded. As of March 1, 2007, the aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the Nasdaq Global Market on March 1, 2007), was approximately $212,238,601.

As of March 1, 2007, there were 25,588,043 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 23, 2007 (the “2007 Proxy Statement”).

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2006.

PART I

Item 1.  Business.

THE COMPANY

Overview

Chart Industries, Inc. (the “Company,” “Chart” or “we”) is a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases, based on our sales and the estimated sales of our competitors. We supply engineered equipment used throughout the global liquid gas supply chain. The largest portion of end-use applications for our products is energy-related, accounting for approximately 56% of sales and 58% of orders in 2006, and 79% of backlog at December 31, 2006. We are a leading manufacturer of standard and engineered equipment primarily used for low-temperature and cryogenic applications. We have developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; — 273º Centigrade; — 459º Fahrenheit). The majority of our products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and end-use of hydrocarbon and industrial gases.

Our primary customers are large, multinational producers and distributors of hydrocarbon and industrial gases and their suppliers. We sell our products and services to more than 2,000 customers worldwide. We have developed long-standing relationships with leading companies in the gas production, gas distribution, gas processing, liquid natural gas (“LNG”), chemical and industrial gas industries, including Air Products, Praxair, Airgas, Air Liquide, The Linde Group (Linde/BOC), JGC Corporation or JGC, Bechtel Corporation, Jacobs Engineering Group, Inc. or Jacobs, ExxonMobil, British Petroleum or BP, and ConocoPhillips, many of whom have been purchasing our products for over 20 years.

We have attained this position by capitalizing on our low-cost global manufacturing footprint, technical expertise and know-how, broad product offering, reputation for quality, and by focusing on attractive, growing markets. We have an established sales and customer support presence across the globe and manufacturing operations in the United States, Central Europe and China. For the year ended December 31, 2006, the combined year ended December 31, 2005, and the year ended December 31, 2004, we generated sales of $537.5 million, $403.1 million, and $305.6 million, respectively.

The following charts show the proportion of our revenues generated by each operating segment as well as our estimate of the proportion of revenue generated by end-user for the year ended December 31, 2006.

Sales By Segment	Sales By End-User

Significant Transactions

On July 31, 2006, the Company completed its initial public offering (“IPO”) of 12.5 million shares of its common stock for net proceeds of $175.3 million. On August 1, 2006, $25.0 million of the net proceeds was used to make a voluntary principal payment on the term loan portion of the senior secured credit facility. The remaining $150.3 million of net proceeds was used to pay a dividend to the stockholders existing immediately prior to the completion of the IPO, consisting of affiliates of First Reserve Fund X, L.P., or First Reserve, and certain members of management. On August 25, 2006, a stock dividend of 1.875 million shares was issued to the stockholders existing immediately prior to the completion of the IPO.

On May 26, 2006, the Company purchased the common stock of Cooler Service Company, Inc. (“CSC”), a Tulsa, Oklahoma-based company that designs and manufactures custom air cooled heat exchangers utilizing advanced technology in thermal and mechanical design. CSC provides air cooled heat exchangers to multiple markets, including hydrocarbon, petrochemical and industrial gas processing and power generation, and is included in our Energy & Chemicals segment. The purchase price for this acquisition was approximately $15.9 million, net of cash acquired.

On August 2, 2005, Chart entered into an agreement and plan of merger with certain of its then-existing stockholders, First Reserve and CI Acquisition, Inc., a wholly-owned subsidiary of First Reserve. This transaction provided for the sale of shares of common stock of Chart by certain of its stockholders to CI Acquisition, Inc., and the merger of CI Acquisition, Inc. with and into Chart, with Chart surviving the merger as an indirect, wholly-owned subsidiary of First Reserve. The stock purchase, merger and the related financing thereof is collectively referred as the “Acquisition”. The Acquisition closed on October 17, 2005. In connection with the Acquisition, entities affiliated with First Reserve contributed $111.3 million in cash to fund a portion of the purchase price of the equity interests in Chart and management contributed $6.4 million in the form of rollover options (“Rollover Options”). The remainder of the cash needed to finance the acquisition, including related fees and expenses, was provided by the offering of our $170.0 million senior subordinated notes due in 2015 and borrowings under our senior secured credit facility. The senior secured credit facility originally consisted of a $180.0 million term loan facility and a $60.0 million revolving credit facility and was amended upon the closing of the IPO to increase the size of the revolving credit facility to $115.0 million.

Segments and Products

We operate in three segments: (i) Energy & Chemicals (“E&C”), (ii) Distribution and Storage (“D&S”) and (iii) BioMedical. While each segment manufactures and markets different cryogenic equipment and systems to distinct end-users, they all share a reliance on our heat transfer and low temperature storage know-how and expertise. The E&C and D&S segments manufacture products used in energy-related and other applications, such as the separation, liquefaction, distribution and storage of hydrocarbon and industrial gases. Through our BioMedical segment, we supply cyrogenic equipment used in the storage and distribution of biological materials and oxygen, used primarily in the medical, biological research and animal breeding industries. Further information about these segments is located in Note L to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Energy and Chemicals Segment

Our principal products within the E&C segment, which accounted for 35% of sales for the year ended December 31, 2006, are focused on process equipment, primarily heat exchangers and LNG systems, which include cold boxes and LNG vacuum-insulated pipe, used by major natural gas, petrochemical processing and industrial gas companies in the production of their products. Our products in the E&C segment include the following:

Heat Exchangers

We are a leading designer and manufacturer of cryogenic brazed aluminum and air cooled heat exchangers. Using technology pioneered by us, our brazed aluminum heat exchangers are incorporated into systems such as cold boxes to facilitate the progressive cooling and liquefaction of air or hydrocarbon mixtures for the subsequent recovery or purification of component gases. In hydrocarbon processing industries, our brazed aluminum heat exchangers allow producers to obtain purified hydrocarbon by-products, such as methane, ethane, propane and ethylene, which are commercially marketable for various industrial or residential uses. In the industrial gas market, our brazed aluminum heat exchangers are used to obtain high purity atmospheric gases, such as oxygen, nitrogen and argon, which have numerous diverse industrial applications. Our air cooled heat exchangers are used in multiple markets, including hydrocarbon, petrochemical, and industrial gas processing, and power generation. Heat exchangers are engineered to the customer’s requirements and range in price from a very minimal amount for a relatively simple unit to as high as $10 million for multiple units on a major project.

The heat exchangers market has seen significant demand improvement over the last few years, resulting primarily from increased activity in the LNG and natural gas segments of the hydrocarbon processing market as well as the Asian industrial gas market. In the future, management believes that continuing efforts by petroleum producing countries to better utilize stranded natural gas and previously flared gases, as well as efforts to broaden their industrial base, present a promising source of demand for our heat exchangers and cold box systems. Demand for heat exchangers in developed countries is expected to continue as firms upgrade their facilities for greater efficiency and regulatory compliance.

Our principal competitors for brazed aluminum heat exchangers are Linde, Sumitomo, Kobe and Nordon, and we face competition from a variety of competitors for air cooled heat exchangers. Management believes that we are the only producer of large brazed aluminum heat exchangers in the United States and that we are the leader in the global cryogenic heat exchanger market. Major customers for our heat exchangers in the industrial gas market include Air Liquide, Air Products and Praxair. In the hydrocarbon processing market, major customers and end-users include BP, ExxonMobil, Saudi Aramco, ConocoPhillips and contractors such as JGC, Bechtel, Jacobs and KBR.

Cold Boxes

We are a leading designer and fabricator of cold boxes. Cold boxes are highly engineered systems used to significantly reduce the temperature of gas mixtures to the point where component gases liquefy and can be separated and purified for further use in multiple industrial, scientific and commercial applications. In the hydrocarbon processing market, our cold box systems are used in natural gas processing and in the petrochemical industry. In the industrial gas market, cold boxes are used to separate air into its major atmospheric components, including nitrogen, oxygen and argon, where the gases are used in a diverse range of applications such as the quick-freezing of food, wastewater treatment and industrial welding. The construction of a cold box generally consists of one or more brazed aluminum heat exchangers and other equipment packaged in a “box” consisting of metal framing and a complex system of piping and valves. Cold boxes, which are designed and fabricated to order, sell in the price range of $1 million to $20 million, with the majority of cold boxes priced between $1 million and $2 million.

We have a number of competitors for fabrication of cold boxes, including Linde, Air Products and many smaller fabrication-only facilities around the world. Principal customers and end-users for our cold boxes include Air Liquide, ABB Lummus, BP, Bechtel, Saudi Aramco, Jacobs, Stone and Webster, and KBR.

LNG Vacuum Insulated Pipe

This product line consists of vacuum-insulated pipe used for LNG transportation, or LNG VIP, within both export and import terminals. This is a new and growing market as new LNG infrastructure is added around the world. LNG VIP is fabricated to order with projects varying in size from $500,000 to $25 million. Our competitors in the LNG VIP market include Technip and ITP. In general, our customers are the major contractors such as Technip and Bechtel. LNG VIP competes directly with mechanically insulated pipe which takes longer to install and requires higher maintenance over its life.

Distribution and Storage Segment

Through our D&S segment, which accounted for 50% of our sales for the year ended December 31, 2006, we are a leading supplier of cryogenic equipment to the global bulk and packaged industrial gas markets. Demand for the products supplied by this segment is driven primarily by the significant installed base of users of cryogenic liquids as well as new applications and distribution technologies for cryogenic liquids. Our products span the entire spectrum of the industrial gas market from small customers requiring cryogenic packaged gases to large users requiring custom engineered cryogenic storage systems. Our products in the D&S segment include the following:

Cryogenic Bulk Storage Systems

We are a leading supplier of cryogenic bulk storage systems of various sizes ranging from 500 gallons to 180,000 gallons. Using sophisticated vacuum insulation systems placed between inner and outer vessels, these bulk storage systems are able to store and transport liquefied industrial gases and hydrocarbon gases at temperatures from −100º Fahrenheit to temperatures nearing absolute zero. End use customers for our cryogenic storage tanks include industrial gas producers and distributors, chemical producers, manufacturers of electrical components, health care organizations, food processors and businesses in the oil and natural gas industries. Prices for our cryogenic bulk storage systems range from $10,000 to $1 million. Global industrial gas producers and distributors, including Air Products, Air Liquide, The Linde Group, Praxair and Messer, are significant customers for our cryogenic bulk storage systems. In addition, Airgas is a significant customer in the North American industrial gas market. On a worldwide basis, we compete primarily with Taylor-Wharton, a Harsco Company, in this product area. In the European and Asian markets, we compete with several suppliers owned by the global industrial gas producers as well as independent regional suppliers.

Cryogenic Packaged Gas Systems

We are a leading supplier of cryogenic packaged gas systems of various sizes ranging from 160 liters to 2,000 liters. Cryogenic liquid cylinders are used extensively in the packaged gas industry to allow smaller quantities of liquid to be easily delivered to the customers of the industrial gas distributors on a full-for-empty or fill on site basis. Principal customers for our liquid cylinders are the same global industrial gas producers and the North American industrial gas distributors who purchase our cryogenic bulk storage systems. We compete on a worldwide basis primarily with Harsco in this product area. We have developed two technologies in the packaged gas product area: ORCA Micro-Bulk systems and Tri-fecta® Laser Gas assist systems. ORCA Micro-Bulk systems bring the ease of use and distribution economics of bulk gas supply to customers formerly supplied by high pressure or cryogenic liquid cylinders. The ORCA Micro-Bulk system is the substantial market leader in this growing product line. The Tri-fecta® Laser Gas assist system was developed to meet the “assist gas” performance requirements for new high powered lasers being used in the metal fabrication industry.

Cryogenic Systems and Components

Our line of cryogenic components, including VIP, engineered bulk gas installations and specialty liquid nitrogen end-use equipment are recognized in the market for their reliability, quality and performance. These products are sold to industrial gas producers, as well as to a diverse group of distributors, resellers and end users. We compete with a number of suppliers of cryogenic systems and components, including Acme Cryogenics, Vacuum Barrier Corporation and others.

LNG Vehicle Fuel Systems

This product line consists of LNG and liquid/compressed natural gas refueling systems for centrally fueled fleets of vehicles powered by natural gas, such as fleets operated by metropolitan transportation authorities, refuse haulers and heavy-duty truck fleets. Competition for LNG fueling and storage systems is based primarily on product design, customer support and service, dependability and price.

Beverage Liquid CO2 Systems

This product line consists primarily of vacuum-insulated, bulk liquid CO2 containers used for beverage carbonation in restaurants, convenience stores and cinemas, in sizes ranging from 100 pounds to 750 pounds of liquid CO2 storage. We also manufacture and market non-insulated, bulk fountain syrup containers for side-by-side installation with our CO2 systems. Our beverage systems are sold to national restaurant chains, soft drink companies and CO2 distributors. Our primary competitors for our bulk liquid CO2 beverage delivery systems are Taylor-Wharton and other producers of high-pressure gaseous CO2 cylinders.

Cryogenic Services

We operate three locations in the United States providing installation, service and maintenance of cryogenic products including storage tanks, liquid cylinders, cryogenic trailers, cryogenic pumps and VIP.

BioMedical Segment

The BioMedical segment, which accounted for 15% of our sales for the year ended December 31, 2006, consists of various product lines built around our core competencies in cryogenics, but with a focus on the medical and biological users of the liquids and gases instead of the large producers and distributors of cryogenic liquids. Our products in the BioMedical segment include the following:

Medical Products

Our medical oxygen product line is comprised of a limited range of medical respiratory products, including liquid oxygen systems and ambulatory oxygen systems, both of which are used for the in-home supplemental oxygen treatment of patients with chronic obstructive pulmonary diseases, such as bronchitis, emphysema and asthma.

Individuals for whom supplemental oxygen is prescribed generally receive an oxygen system from a home healthcare provider, medical equipment dealer, or gas supplier. The provider or physician usually selects which type of oxygen system to recommend to its customers: liquid oxygen systems, oxygen concentrators or high-pressure oxygen cylinders. Of these modalities, physicians generally believe that liquid oxygen offers greater long-term therapeutic benefits by providing the option of increased patient ambulation.

Our primary competitor in the medical products line is Puritan-Bennett, a division of Tyco International, Ltd. We believe that competition for liquid oxygen systems is based primarily upon product quality, performance, reliability, ease-of-service and price and focus our marketing strategies on these considerations.

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

The significant competitors for biological storage systems include a few large companies worldwide, such as Taylor-Wharton, Air Liquide and IBP. These products are sold through multiple channels of distribution specifically applicable to each market sector. The distribution channels range from highly specialized cryogenic storage systems providers to general supply and catalogue distribution operations to breeding service providers. Historically, competition in this field has been focused on design, reliability and price. Additionally, we believe our understanding of the end-user’s applications and concerns enables us to sell a “total value” package. Alternatives to vacuum insulated containment vessels include mechanical, electrically powered refrigeration.

MRI Components

The basis of the MRI technique is that the magnetic properties of certain nuclei of the human body can be detected, measured and converted into images for analysis. MRI equipment uses high-strength magnetic fields, applied radio waves and high-speed computers to obtain cross-sectional images of the body. The major components of the MRI assembly are a series of concentric thermal shields and a supercooled electromagnet immersed in a liquid helium vessel, a cryostat, that maintains a constant, extremely low temperature (4 kelvin; −452º Fahrenheit) to achieve superconductivity. We manufacture large cryostats, various cryogenic interfaces, electrical feed-throughs and various other MRI components that are used to transfer power and/or cryogenic fluids from the exterior of the MRI unit to the various layers of the cryostat and superconducting magnet. We currently sell all of our MRI components to General Electric or GE, a leading worldwide manufacturer of MRI equipment.

Engineering and Product Development

Our engineering and product development activities are focused on developing new and improved solutions and equipment for the users of cryogenic liquids. Our engineering, technical and marketing employees actively assist customers in specifying their needs and in determining appropriate products to meet those needs. Portions of our engineering expenditures typically are charged to customers, either as separate items or as components of product cost.

Competition

We believe we can compete effectively around the world and that we are a leading competitor in our markets. Competition is based primarily on performance and the ability to provide the design, engineering and manufacturing capabilities required in a timely and cost-efficient manner. Contracts are usually awarded on a competitive bid basis. Quality, technical expertise and timeliness of delivery are the principal competitive factors within the industry. Price and terms of sale are also important competitive factors. Because independent third-party prepared market share data is not available, it is difficult to know for certain our exact position in our markets, although we believe we rank among the leaders in each of the markets we serve. We base our statements about industry and market positions on our reviews of annual reports and published investor presentations of our competitors and augment this data with information received by marketing consultants conducting competition interviews and our sales force and field contacts.

Marketing

We market our products and services throughout the world primarily through direct sales personnel and through independent sales representatives and distributors. The technical and custom design nature of our products requires a professional, highly trained sales force. While each salesperson and sales representative is expected to develop a highly specialized knowledge of one product or group of products within one of our segments, each salesperson and certain sales representatives are able to sell many products from different segments to a single customer. We use independent sales representatives and distributors to market our products and services in certain foreign countries that we serve and in certain North American markets. These independent sales representatives supplement our direct sales force in dealing with language and cultural matters. Our domestic and foreign independent sales representatives earn commissions on sales, which vary by product type.

Backlog

The dollar amount of our backlog as of December 31, 2006, December 31, 2005 and December 31, 2004 was $319.2 million, $233.6 million and $129.3 million, respectively. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large products, particularly in the E&C segment, and the amount of backlog at December 31, 2006 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties. For further information about our backlog, including backlog by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers

We sell our products to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing industries in countries throughout the world. While no single customer exceeded 10% of consolidated sales in 2006, 2005 or 2004, sales to our top ten customers accounted for 42%, 39% and 45% of consolidated sales in 2006, 2005 and 2004, respectively. Our sales to particular customers fluctuate from period to period, but the global gas producer and distributor customers tend to be a consistently large source of revenue for us. Our supply contracts are generally contracts for “requirements” only. While our customers are obligated to purchase a certain percentage of their supplies from us, there are no minimum requirements. Also, many of our contracts may be cancelled on as little as one month’s notice. To minimize credit risk from trade receivables, we review the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitor the financial condition of customers to help ensure timely collections and to minimize losses. In addition, for certain domestic and foreign customers, particularly in the E&C segment, we require advance payments, letters of credit and other such guarantees of payment. Certain customers also require us to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order. We believe our relationships with our customers generally have been good.

Intellectual Property

Although we have a number of patents, trademarks and licenses related to our business, no one of them or related group of them is considered by us to be of such importance that its expiration or termination would have a material adverse effect on our business. In general, we depend upon technological capabilities, manufacturing quality control and application of know-how, rather than patents or other proprietary rights, in the conduct of our business.

Raw Materials and Suppliers

We manufacture most of the products we sell. The raw materials used in manufacturing include aluminum products (including sheets, bars, plate and piping), stainless steel products (including sheets, plates, heads and piping), palladium oxide, carbon steel products (including sheets, plates and heads), 9% nickel steel products (including heads and plates), valves and gauges and fabricated metal components. Most raw materials are available from multiple sources of supply. We believe our relationships with our raw material suppliers and other vendors are generally good. The commodity metals we use have experienced significant cost increases in recent years. We have generally been able to recover these cost increases through product price increases and surcharges in our contracts with customers. However, there are no assurances that we will be able to recover future increases in commodity metal costs through our customer contracts. We foresee no acute shortages of any raw materials that would have a material adverse effect on our operations.

Employees

As of February 28, 2007, we had 2,703 employees, including 1,715 domestic employees and 988 international employees. These employees consisted of 904 salaried, 323 bargaining unit hourly and 1,476 non-bargaining unit hourly.

We are a party to one collective bargaining agreement with the International Association of Machinists and Aerospace Workers covering 323 employees at our La Crosse, Wisconsin heat exchanger facility. In February 2007, we entered into a new three-year agreement to replace the previous agreement, which expired at that time. In 2005, through another one of our operating subsidiaries, we were a party to the agreement with the United Steel Workers of America, which covered 222 employees at our New Prague, Minnesota facility. On November 16, 2005, pursuant to an approved stipulation election agreement, the bargaining unit employees voted to decertify the United Steel Workers of America as its bargaining representative. The election results were certified on November 23, 2005. Over the past several years, we have experienced one work stoppage. In connection with the negotiation of the new collective bargaining agreement for our La Crosse, Wisconsin facility described above, we experienced a work stoppage from the time that the previous agreement expired on February 3, 2007, until the terms of the new agreement were reached on February 7, 2007. The brief work stoppage had no material impact on the Company, and we continue to believe that our relationships with our employees are generally good.

Environmental Matters

Our operations have historically included and currently include the handling and use of hazardous and other regulated substances, such as various cleaning fluids used to remove grease from metal, that are subject to federal, state and local environmental laws and regulations. These regulations impose limitations on the discharge of pollutants into the soil, air and water, and establish standards for their handling, management, use, storage and disposal. We monitor and review our procedures and policies for compliance with environmental laws and regulations. Our management is familiar with these regulations, and supports an ongoing program to maintain our adherence to required standards.

We are involved with environmental compliance, investigation, monitoring and remediation activities at certain of our owned manufacturing facilities and at one owned facility that is leased to a third party. We believe that we are currently in substantial compliance with all known environmental regulations. We accrue for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 5 to 15 years as ongoing costs of remediation programs. Although we believe we have adequately provided for the cost of all known environmental conditions, additional contamination or changes in regulatory posture concerning our on-going remedial efforts could result in more costly remediation measures than budgeted, or those we believe are adequate or required by existing law. We believe that any additional liability in excess of amounts accrued, which may result from the resolution of such matters, will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations.

Item 1A.	Risk Factors.

You should carefully consider the risks described below as well as the other information contained in this Annual Report on Form 10-K in evaluating us, our business and your investment in us. If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be harmed. Additional risks, uncertainties and other factors that are not currently known to us or that we believe are not currently material may also adversely affect our business, financial condition, operating results or cash flows.

The markets we serve are subject to cyclical demand, which could harm our business and make it difficult to project long-term performance.

Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end users, in particular those customers in the global hydrocarbon and industrial gas markets. These customers’ expenditures historically have been cyclical in nature and vulnerable to economic downturns. Decreased capital and maintenance spending by these customers could have a material adverse effect on the demand for our products and our business, financial condition and results of operations. In addition, this historically cyclical demand limits our ability to make accurate long-term predictions about the performance of our company.

For example, certain of our core businesses underperformed in the years prior to 2004 due to a general downturn in capital spending in the global and domestic industrial gas markets. While we have experienced demand growth since late 2003 in the global hydrocarbon and industrial gas markets, this growth may not continue and our businesses’ performance may not be markedly better or may be worse in the future. In addition, changing world economic and political conditions may reduce the willingness of our customers and prospective customers to commit funds to purchase our products and services. Further, in 2005, the U.S. government announced the reduction of the amount of dollars it offered as reimbursement to our customers for purchasing our medical oxygen therapy products, which has adversely affected demand for these products.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our sales and profitability.

Although no single customer accounted for more than 10% of our total sales for the year ended December 31, 2006, a small number of customers has accounted for a substantial portion of our historical net sales, and we expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. Approximately 35%, 33% and 39% of our sales for the years ended December 31, 2006, 2005 and 2004, respectively, were made to Praxair, Air Liquide, Air Products, Bechtel, Airgas, The Linde Group and JGC, which management believes are the largest producers and distributors of hydrocarbon and industrial gases, and their suppliers. The loss of any of our major customers or a decrease or delay in orders or anticipated spending by such customers could materially reduce our revenues and profitability. Our largest customers could also engage in business combinations, which could increase their size and increase or decrease the portion of our total sales concentration to any single customer. For example Linde and BOC engaged in a business combination in 2006. Additionally, we currently sell all of our magnetic resonance imaging, or MRI, components to GE, a leading worldwide manufacturer of MRI equipment, which accounted for approximately $8.8 million in sales for the year ended December 31, 2006. The loss of, or significant reduction in, purchases of our MRI components by GE could reduce revenues and profitability in our BioMedical segment.

We may be unable to compete successfully in the highly competitive markets in which we operate.

Although many of our products serve niche markets, a number of our direct and indirect competitors in these markets are major corporations, some of which have substantially greater technical, financial and marketing resources than we, and other competitors may enter these markets. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales and earnings. Companies that operate in our industry are Air Products, Kobe, Linde, Nordon, Puritan-Bennett, a division of Tyco International, Ltd., Sumitomo and Taylor-Wharton, a Harsco Company. Additionally, we compete with several suppliers owned by global industrial gas producers and many smaller fabrication-only facilities around the world. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending on research and development and marketing and sales, any of which could materially reduce our revenues, profitability or both. In the event of an industry downturn, customers who typically outsource their need for cryogenic systems to us may use their excess capacity to produce such systems themselves. We also compete in the sale of a limited number of products with certain of our major customers.

We will soon be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our securities.

Commencing with the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting, and our auditors will be required to deliver an attestation report on management’s assessment of and operating effectiveness of internal controls. The report by our management must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting and audited consolidated financial statements as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

Unlike many companies whose shares are publicly traded, we are not presently required to be in compliance with Section 404’s internal control requirements. We have substantial effort ahead of us to complete documentation of our internal control system and financial processes, information systems, assessment of their design, remediation of control deficiencies identified in these efforts and management testing of the designs and operation of internal controls. We may not be able to complete the required management assessment by our reporting deadline or may not meet applicable standards in following years. An inability to complete and document this assessment or to comply in following years could result in our receiving less than an unqualified report from our auditors with respect to our internal controls. This could cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have a negative effect on the trading prices of our securities.

As a global business, we are exposed to economic, political and other risks in different countries which could materially reduce our revenues, profitability or cash flows, or materially increase our liabilities.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. In 2006, 52% of our sales were made in international markets. Our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	exchange controls and currency restrictions;

•	changes in a specific country’s or region’s political, social or economic conditions, particularly in emerging markets;

•	civil unrest, turmoil or outbreak of disease in any of the countries in which we operate;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in U.S. and international tax laws;

•	difficulty in staffing and managing geographically widespread operations;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	different regulatory regimes controlling the protection of our intellectual property;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our foreign subsidiaries;

•	difficulty in collecting international accounts receivable;

•	difficulty in enforcement of contractual obligations under non-U.S. law;

•	transportation delays or interruptions;

•	changes in regulatory requirements; and

•	the burden of complying with multiple and potentially conflicting laws.

Our international operations also expose us to different local political and business risks and challenges. For example, we are faced with potential difficulties in staffing and managing local operations and we have to design local solutions to manage credit and legal risks of local customers and distributors. In addition, because some of our international sales are to suppliers that perform work for foreign governments, we are subject to the political risks associated with foreign government projects. For example, certain foreign governments may require suppliers for a project to obtain products solely from local manufacturers or may prohibit the use of products manufactured in certain countries.

International growth and expansion into emerging markets, such as China, Central and Eastern Europe, and the Middle East, may cause us difficulty due to greater regulatory barriers than in the United States, the necessity of adapting to new regulatory systems, problems related to entering new markets with different economic, social and political systems, and significant competition from the primary participants in these markets, some of which may have substantially greater resources than us.

Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business and the foregoing factors may cause a reduction in our revenues, profitability or cash flows, or cause an increase in our liabilities.

If we are unable to successfully manage our growth, it may place a significant strain on our management and administrative resources and lead to increased costs and reduced profitability.

We expect to continue to expand our operations in the United States and abroad, particularly in China and the Czech Republic. Our ability to operate our business successfully and implement our strategies depends, in part, on our ability to allocate our resources optimally in each of our facilities in order to maintain efficient operations as we expand. Ineffective management of our growth could cause manufacturing inefficiencies, increase our operating costs, place significant strain on our management and administrative resources and prevent us from implementing our business plan.

For example, we have invested or plan to invest up to $30 million in new capital expenditures in the United States and China in 2006, 2007 and 2008 related to the expected growth of our E&C and D&S segments. If we fail to implement these capital projects in a timely and effective manner, we may lose the opportunity to obtain some customer orders. Even if we effectively implement these projects, the orders needed to support the capital expenditure may not be obtained, may be delayed, or may be less than expected, which may result in sales or profitability at lower levels than anticipated. We have experienced some delay in orders related to our E&C segment expansion from the timing initially anticipated in connection with that expansion, which has resulted in the underutilization of some of our capacity, and we cannot provide assurance when those orders will be obtained, if ever. In addition, potential cost overruns, delays or unanticipated problems in any capital expansion could make the expansion more costly than originally predicted.

If we lose our senior management or other key employees, our business may be adversely affected.

Our ability to successfully operate and grow our business and implement our strategies is largely dependent on the efforts, abilities and services of our senior management and other key employees. Our future success will also depend on, among other factors, our ability to attract and retain qualified personnel, such as engineers and other skilled labor, either through direct hiring or the acquisition of other businesses employing such professionals. Our products, many of which are highly engineered, represent specialized applications of cryogenic or low temperature technologies and know-how, and many of the markets we serve represent niche markets for these specialized applications. Accordingly, we rely heavily on engineers, salespersons, business unit leaders, senior management and other key employees who have experience in these specialized applications and are knowledgeable about these niche markets, our products, and our company. Additionally, we may modify our management structure from time to time. We presently are searching for a new president to lead our E&C group, and the change of leadership in that group may create marketing, operational and other business risks. The loss of the services of these senior managers or other key employees, the modification of our management structure or the failure to attract or retain other qualified personnel could reduce the competitiveness of our business or otherwise impair our business prospects.

Fluctuations in the prices and availability of raw materials and our exposure to fixed-price contracts including exposure to fixed pricing on long-term customer contracts, could negatively impact our financial results.

The pricing and availability of raw materials for use in our businesses can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, consumer demand, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us, and may, therefore, increase the short-term or long-term costs of raw materials.

The commodity metals we use, including aluminum and stainless steel, have experienced significant upward fluctuations in price. On average, over half of our cost of sales is represented by the cost of commodities metals. We have generally been able to recover the cost increases through price increases to our customers; however, during periods of rising prices of raw materials, such as in 2004, 2005 and 2006, we may be unable to pass a portion of such increases on to our customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in raw material prices could result in lower revenues and profitability.

In addition, a substantial portion of our sales are derived from fixed-price contracts for large system projects, which may involve long-term fixed price commitments to customers. Among our long-term fixed-price contracts, we presently are executing two large projects each involving over $20 million of revenue on which our margins have deteriorated significantly, as previously disclosed. On one of these projects, we have experienced significant cost overruns, and the other was disrupted by a storm and related damage. The customer made the decision in the first quarter of 2007 to repair the damage through costly purchases of new replacement materials. We may be required to pay for some of these or other repair costs in the future to the extent the customer asserts a valid claim that we are responsible for the damage occurring, which we would contest vigorously. To the extent that original cost estimates in these or other contracts prove to be inaccurate or the contracts do not permit us to pass increased costs on to our customers, profitability from a particular contract may decrease, which, in turn, could decrease our revenues and overall profitability.

We may fail to successfully acquire or integrate companies that provide complementary products or technologies.

A component of our business strategy is the acquisition of businesses that complement our existing products and services. Such a strategy involves the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. In addition, any acquisition of a foreign business may increase our exposure to certain risks inherent in doing business outside the United States.

From time to time, we may have acquisition discussions with potential target companies. If a large acquisition opportunity arises and we proceed, a substantial portion of our surplus borrowing capacity could be used for the acquisition or we may seek additional debt or equity financing.

We are not presently engaged in any negotiations concerning any acquisition which may be material in size and scope to our business. We anticipate, however, that one or more potential acquisition opportunities could become available in the future. If and when appropriate acquisition opportunities become available, we may pursue them actively. Any acquisition may or may not occur and, if an acquisition does occur, it may not be successful in enhancing our business for one or more of the following reasons:

•	Any business acquired may not be integrated successfully and may not prove profitable;

•	The price we pay for any business acquired may overstate the value of that business or otherwise be too high;

•	We may fail to achieve acquisition synergies; or

•	The focus on the integration of operations of acquired entities may divert management’s attention from the day-to-day operation of our businesses.

Inherent in any future acquisition is the risk of transitioning company cultures and facilities. The failure to efficiently and effectively achieve such transitions could increase our costs and decrease our profitability.

If we are unable to continue our technological innovation in our business and successful introduction of new commercial products, our profitability could be adversely affected.

The industries we serve, particularly the energy and biomedical industries, experience periodic technological change and product improvement. Manufacturers periodically introduce new generations of products or require new technological capacity to develop customized products or respond to industry developments or needs. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in our markets, as well as our ability to acquire new product technology or fund and successfully develop, manufacture and market products in this constantly changing environment. We must continue to identify, develop, manufacture and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and competitive position. We may not be successful in acquiring and developing new products or technology and any of our new products may not be accepted by our customers. If we fail to keep pace with evolving technological innovations in the markets we serve, our profitability may decrease.

We carry significant goodwill and indefinite-lived intangible assets on our balance sheet, which are subject to impairment testing and could subject us to significant charges to earnings in the future if impairment occurs.

As of December 31, 2006, we had goodwill and indefinite-lived intangible assets of $281.2 million, which represented approximately 39% of our total assets. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. To test for impairment, a model to estimate the fair market value of our reporting segments has been developed. This fair market value model incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates and our judgment regarding the applicable discount rates to use to discount those estimated operating results and cash flows. If an impairment is determined to exist, we are required to record a charge to earnings in our financial statements, which may be significant, as in 2002 when we recorded a non-cash impairment charge of $92.4 million to write off non-deductible goodwill of the D&S segment. While we do not presently anticipate that any of our goodwill or indefinite-lived intangible assets will be impaired in the foreseeable future, if an impairment is determined to exist and we are required to record a charge to earnings, it may result in significantly decreased profitability and shareholders’ equity.

We may be required to make material expenditures in order to comply with environmental, health and safety laws, or incur additional liabilities under these laws.

We are subject to numerous environmental, health and safety laws and regulations that impose various environmental controls on us or otherwise relate to environmental protection and various health and safety matters, including the discharge of pollutants in the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous materials and wastes, the investigation and remediation of soil and groundwater affected by hazardous substances and the requirement to obtain and maintain permits and licenses. These laws and regulations often impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up our, or our predecessors’, past or present facilities and third party disposal sites. Compliance with these laws generally increases the costs of transportation and storage of raw materials and finished products, as well as the costs of storing and disposing waste, and could decrease our liquidity and profitability and increase our liabilities. Health and safety and other laws in the jurisdictions in which we operate, impose various requirements on us including state licensing requirements that may benefit our customers. If we are found to have violated any of these laws, we may become subject to corrective action orders and fines or penalties, and incur substantial costs, including substantial remediation costs including commercial liability to our customers. For example, in a project involving over $20 million in total revenue, we are subject to an investigation that commenced in the fourth quarter of 2006 by state regulators concerning whether one of our subsidiaries is required to have a license to install our manufactured equipment. Although we do not believe we are required to be licensed, if we were formally found to be in violation of the licensing requirement, we could owe substantial penalties to the state or be required to return job revenues to the customer. Further, we also could be subject to future liability resulting from conditions that are currently unknown to us that could be discovered in the future.

We are currently remediating or developing work plans for remediation of environmental conditions involving certain current or former facilities. For example, the discovery of contamination arising from historical industrial operations at our Clarksville, Arkansas property has exposed us, and in the future may continue to expose us, to remediation obligations. To date, our environmental remediation expenditures and costs for otherwise complying with environmental laws and regulations have not been material, but the uncertainties associated with the investigation and remediation of contamination and the fact that such laws or regulations change frequently makes predicting the cost or impact of such laws and regulations on our future operations uncertain. Stricter environmental, safety and health laws, regulations or enforcement policies could result in substantial costs and liabilities to us and could subject us to more rigorous scrutiny. Consequently, compliance with these laws could result in significant expenditures as well as other costs and liabilities that could decrease our liquidity and profitability and increase our liabilities.

The insolvency of our formerly consolidated subsidiary, Chart Heat Exchangers Limited, could have a material adverse impact on our liquidity and financial position.

On March 28, 2003, our U.K. subsidiary, Chart Heat Exchangers Limited, or CHEL, which previously operated the closed Wolverhampton, United Kingdom manufacturing facility, filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. Additionally, we received information that indicated that CHEL’s net pension plan obligations had increased significantly, primarily due to a decline in plan asset values and interest rates, as well as increased plan liabilities, resulting in an estimated plan deficit of approximately $12 million as of March 2003. Based on our financial condition in March 2003, we determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. Since CHEL was unable to fund its net pension deficit, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a U.K. pension regulatory board. That board approved the wind-up as of March 28, 2003. While no claims related to the CHEL insolvency presently are pending against us, persons impacted by the insolvency or others could bring pension and/or benefit related claims against us. Claims may be asserted against us for pension or other obligations of CHEL related to these matters. To the extent we are found to have significant liability with respect to CHEL’s obligations, such liability could have a material adverse impact on our liquidity, profitability and financial condition as a result of CHEL’s insolvency.

Due to the nature of our business and products, we may be liable for damages based on product liability and warranty claims.

Due to the high pressures and low temperatures at which many of our products are used and the fact that some of our products are relied upon by our customers or end users in their facilities or operations, or are manufactured for relatively broad consumer use, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury, property damage or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We have been subject to claims in the past, none of which have had a material adverse effect on our financial condition or results of operations, and we may be subject to claims in the future. Although we currently maintain product liability coverage, which we believe is adequate for the continued operation of our business, such insurance may become difficult to obtain or unobtainable in the future on terms acceptable to us and may not cover warranty claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions, in excess of our insurance coverage or a significant warranty claim or series of claims against us could materially decrease our liquidity and impair our financial condition.

Increases in labor costs, potential labor disputes and work stoppages at our facilities could materially decrease our revenues and profitability.

Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of February 28, 2007, we had 2,703 employees, including 904 salaried, 323 bargaining unit hourly and 1,476 non-bargaining unit hourly employees. Employees represented by a union were subject to one collective bargaining agreement in the United States that expired in February 2007. A new three-year agreement was entered into in February 2007, and expires in February 2010. In connection with negotiating this new collective bargaining agreement, we experienced a work stoppage from the time that the previous agreement expired on February 3, 2007 until the terms of the new agreement were reached on February 7, 2007. If we are unable to enter into new, satisfactory labor agreements with our unionized employees when necessary in the future or other labor controversies or union organizing efforts arise, we could experience a significant disruption to our operations, lose business or experience an increase in our operating expenses, which could reduce our profit margins.

We may have to make significant cash payments to our defined benefit pension plans, reducing the cash available for our business.

We have four defined benefit pension plans covering certain U.S. hourly and salaried employees. All of these plans have been frozen. Our current funding policy is to contribute at least the minimum funding amounts required by law. Based on current actuarial estimates, we contributed approximately $1.3 million to our U.S. defined benefit pension plans during 2006 and expect to contribute $0.7 million during 2007. If the performance of our assets in our pension plans does not meet our expectations or if other actuarial assumptions are modified, our contributions could be higher than we expect, thus reducing the available cash for our business.

Fluctuations in exchange and interest rates may affect our operating results.

Fluctuations in the value of the U.S. dollar may decrease our sales or earnings. Because our consolidated financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. We also bid for certain foreign projects in U.S. dollars. If the U.S. dollar strengthens relative to the value of the local currency, we may be less competitive on those projects. In addition, our debt service requirements are primarily in U.S. dollars and a portion of our cash flow is generated in euros or other foreign currencies. Significant changes in the value of the foreign currencies relative to the U.S. dollar could limit our ability to meet interest and principal payments on our debt and impair our financial condition.

In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations, where the local currency is the functional currency, are translated using period-end exchange rates, and the revenues and expenses of our foreign operations are translated using average exchange rates during each period.

In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enters into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we may not be able to effectively manage our currency and/or translation risks. Volatility in currency exchange rates may decrease our revenues and profitability and impair our financial condition. We have purchased and may continue to purchase foreign currency forward purchase and sales contracts to manage the risk of adverse currency fluctuations.

Our operations could be impacted by the effects of hurricanes, which could be more severe than the damage and impact that our New Iberia, Louisiana operations encountered from hurricanes in 2005.

Some of our operations, including our operations in New Iberia, Louisiana and Houston, Texas, are located in geographic regions and physical locations that are susceptible to physical damage and longer-term economic disruption from hurricanes. We also could make significant capital expenditures in hurricane-susceptible locations from time to time. These weather events can disrupt our operations, result in damage to our properties and negatively affect the local economy in which these facilities operate. In 2005, for example, our New Iberia, Louisiana operations encountered some damage from the storm surge and flooding caused by Hurricane Rita. Future hurricanes may cause production or delivery delays as a result of the physical damage to the facilities, the unavailability of employees and temporary workers, the shortage of or delay in receiving certain raw materials or manufacturing supplies and the diminished availability or delay of transportation for customer shipments, any of which may have an adverse affect on our revenues and profitability. Although we maintain insurance subject to certain deductibles, which may cover some of our losses, that insurance may become unavailable or prove to be inadequate.

Failure to protect our intellectual property and know-how could reduce or eliminate any competitive advantage and reduce our sales and profitability.

We rely on a combination of internal procedures, nondisclosure agreements, intellectual property rights assignment agreements, licenses, patents, trademarks and copyright law to protect our intellectual property and know-how. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. For example, we frequently explore and evaluate potential relationships and projects with other parties, which often requires that we provide the potential partner with confidential technical information. While confidentiality agreements are typically put in place, there is a risk the potential partner could violate the confidentiality agreement and use our technical information for its own benefit or the benefit of others or compromise the confidentiality. In addition, the laws of certain foreign countries in which our products may be sold or manufactured do not protect our intellectual property rights to the same extent as the laws of the United States. For example, we are increasing our manufacturing capabilities and sales in China, where laws may not protect our intellectual property rights to the same extent as in the United States. Failure or inability to protect our proprietary information could result in a decrease in our sales or profitability.

We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. A failure to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. The patents in our patent portfolio are scheduled to expire between 2007 and 2024.

In addition, we may be unable to prevent third parties from using our intellectual property rights and know-how without our authorization or from independently developing intellectual property that is the same as or similar to ours, particularly in those countries where the laws do not protect our intellectual property rights as fully as in the United States. We compete in a number of industries (for example, heat exchangers and cryogenic storage) that are small or specialized, which makes it easier for a competitor to monitor our activities and increases the risk that ideas will be stolen. The unauthorized use of our know-how by third parties could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business or increase our expenses as we attempt to enforce our rights.

We may be subject to claims that our products or processes infringe the intellectual property rights of others, which may cause us to pay unexpected litigation costs or damages, modify our products or processes or prevent us from selling our products.

Although it is our intention to avoid infringing or otherwise violating the intellectual property rights of others, third parties may nevertheless claim that our processes and products infringe their intellectual property rights. For example, our BioMedical business manufactures products for relatively broad consumer use, is actively marketing these products in multiple jurisdictions internationally and risks infringing technologies that may be protected in one or more of these international jurisdictions as the scope of our international marketing efforts expands. Our strategies of capitalizing on growing international demand as well as developing new innovative products across multiple business lines present similar infringement claim risks both internationally and in the United States as we expand the scope of our product offerings and markets. We compete with other companies for contracts in some small or specialized industries, which increases the risk that the other companies will develop overlapping technologies leading to an increased possibility that infringement claims will arise. Whether or not these claims have merit, we may be subject to costly and time-consuming legal proceedings, and this could divert our management’s attention from operating our businesses. In order to resolve such proceedings, we may need to obtain licenses from these third parties or substantially re-engineer or rename our products in order to avoid infringement. In addition, we might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer or rename our products successfully.

We are subject to regulations governing the export of our products.

Due to our significant foreign sales, our export activities are subject to regulation, including the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations. While we believe we are in compliance with these regulations, we may currently or may in the future be in violation of these regulations. Any violations may subject us to government scrutiny, investigation and civil and criminal penalties and may limit our ability to export our products.

Additional liabilities related to taxes could adversely impact our financial results, financial condition and cash flow.

We are subject to tax and related obligations in the jurisdictions in which we operate or do business, including state, local, federal and foreign taxes. The taxing rules of the various jurisdictions in which we operate or do business often are complex and subject to varying interpretations, and tax authorities may challenge tax positions that we take or historically have taken, and may assess taxes where we have not made tax filings or may audit the tax filings we have made and assess additional taxes. Some of these assessments may be substantial, and also may involve the imposition of substantial penalties and interest. For example, a state in which we operate has asserted that we may be liable for substantial state income taxes, penalties and interest related to our operations in the state from 1993 to 2000. The taxes asserted by the state pre-date the Acquisition, and we believe that if the state issued a formal assessment and was successful in pursuing that assessment against us, the amounts owed, except for penalties and interest for periods after the Acquisition, would increase our goodwill instead of being charged against our earnings, but the negative cash flow impact could be significant and there could be a negative impact on our earnings related to post-Acquisition penalties and interest. We would vigorously contest any such assessment, if issued, including through administrative and court proceedings, but we may be unsuccessful and ultimately required to pay additional taxes, penalties and interest. The payment of substantial additional taxes, penalties or interest resulting from these assessments could materially and adversely impact our financial results, financial condition and cash flow.

As a provider of products to the U.S. government, we are subject to federal rules, regulations, audits and investigations, the violation or failure of which could adversely affect our business.

We sell certain of our products to the U.S. government and, therefore, we must comply with and are affected by laws and regulations governing purchases by the U.S. government. Government contract laws and regulations affect how we do business with our government customers and, in some instances, impose added costs on our business. For example, a violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts. In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions.

We are controlled by First Reserve, and may be required to register securities for sale by First Reserve, whose interests may not be aligned with yours or ours.

First Reserve owns a significant portion of our common stock. As a result, First Reserve may have the ability to control our policies and operations, including the election of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions, future issuances of our common stock or other securities, the implementation of stock repurchase programs, the payments of dividends, if any, on our common stock, the incurrence of debt by us and amendments to our certificate of incorporation and bylaws. In addition, First Reserve has the right to designate members of our board of directors under its Stockholders Agreement with us as described in our public disclosures. Additionally, First Reserve is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. First Reserve may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as First Reserve continues to own a significant amount of our equity, even if it is less than 50%, First Reserve will continue to be able to strongly influence or effectively control our decisions.

Moreover, First Reserve has the right, under its Stockholders Agreement with us, to request us to register the sale of securities held by First Reserve into the market from time to time and has the ability to exercise certain piggyback registration rights in connection with registered offerings initiated by us. These First Reserve registration rights could cause us to initiate registered securities offerings as and when requested by First Reserve when we otherwise might not have done so or to modify securities offerings from the terms we had planned, which could cause us to incur additional expense or could have a negative impact on the trading market for our securities.

Our substantial leverage and significant debt service obligations could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from fulfilling our debt service obligations.

We are highly leveraged and have significant debt service obligations. Our financial performance could be affected by our substantial leverage. As of December 31, 2006, our total indebtedness was $290.8 million. In addition, at that date, we had approximately $30.6 million of letters of credit and bank guarantees outstanding and borrowing capacity of approximately $84.4 million under the revolving portion of our senior secured credit facility, after giving effect to the letters of credit outstanding. We may also incur additional indebtedness in the future. This high level of indebtedness could have important negative consequences to us, including:

•	we may have difficulty generating sufficient cash flow to pay interest and satisfy our debt obligations;

•	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

•	we will need to use a substantial portion of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

•	some of our debt, including our borrowings under our senior secured credit facility, has variable rates of interest, which exposes us to the risk of increased interest rates;

•	our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;

•	our substantial amount of debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt;

•	our customers may react adversely to our significant debt level and seek or develop alternative suppliers; and

•	our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

Our net cash flow generated from operating activities was $36.4 million, $30.3 million (on a combined basis) and $35.1 million for the years 2006, 2005 and 2004, respectively. Our high level of indebtedness requires that we use a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, which will reduce the availability of cash to fund working capital requirements, capital expenditures, research and development or other general corporate or business activities, including future acquisitions.

In addition, a substantial portion of our indebtedness bears interest at variable rates. If market interest rates increase, debt service on our variable-rate debt will rise, which would adversely affect our cash flow. Although our senior secured credit facility requires us to employ hedging strategies such that not less than 50% of our total debt carries a fixed rate of interest for a period of three years following consummation of the Acquisition, any hedging arrangement put in place may not offer complete protection from this risk. Additionally, the remaining portion of the senior secured credit facility may not be hedged and, accordingly, the portion that is not hedged will be subject to changes in interest rates.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facility or otherwise in an amount sufficient to permit us to pay the principal and interest on our indebtedness or fund our other liquidity needs. We may be unable to refinance any of our debt, including our senior secured credit facility or our senior subordinated notes, on commercially reasonable terms. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our senior secured credit facility and the indenture under which our senior subordinated notes were issued restrict our ability to use the proceeds from asset sales. We may be unable to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may be inadequate to meet any debt service obligations then due.

Despite our current leverage, we may still be able to incur substantially more debt. This could further exacerbate the risks that we face.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our debt instruments do not fully prohibit us or our subsidiaries from doing so. The revolving credit portion of our senior secured credit facility provides commitments of up to $115.0 million, approximately $84.4 million of which would have been available for future borrowings (after giving effect to letters of credit and bank guarantees outstanding) as of December 31, 2006. We may also increase the size of our senior secured credit facility further. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

The senior secured credit facility and the indenture governing our senior subordinated notes contain a number of restrictive covenants which limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

The senior secured credit facility and the indenture governing the notes impose, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things our ability to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends and make other distributions in respect of our capital stock;

•	redeem our capital stock;

•	make certain investments or certain other restricted payments;

•	sell certain kinds of assets;

•	enter into certain types of transactions with affiliates; and

•	effect mergers or consolidations.

The senior secured credit facility also requires us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in the senior secured credit facility and the indenture governing the notes could:

•	limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our senior secured credit facility and/or the indenture governing the notes. If an event of default occurs under our senior secured credit facility, which includes an event of default under the indenture governing the notes, the lenders could elect to:

•	declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

•	require us to apply all of our available cash to repay the borrowings; or

•	prevent us from making debt service payments on the notes;

any of which would result in an event of default under the notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further financing.

If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing the senior secured credit facility, which constitutes substantially all of our and our domestic wholly-owned subsidiaries’ assets.

We are a holding company and we depend upon cash from our subsidiaries. If we do not receive cash distributions, dividends or other payments from our subsidiaries, we may be unable to meet our obligations.

We are a holding company and all of our operations are conducted through our subsidiaries. Accordingly, we are dependent upon the earnings and cash flows of, and cash distributions, dividends and other payments from, our subsidiaries to provide the funds necessary to meet our obligations. If we do not receive such cash distributions, dividends or other payments from our subsidiaries, we may be unable to pay the principal or interest on our debt. In addition, certain of our subsidiaries are holding companies that rely on subsidiaries of their own as a source of funds to meet any obligations that might arise.

Generally, the ability of a subsidiary to make cash available to its parent is affected by its own operating results and is subject to applicable laws and contractual restrictions contained in its debt instruments and other agreements. Moreover, there may be restrictions on payments by our subsidiaries to us under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to shareholders only from profits. As a result, although our subsidiaries may have cash, we may be unable to obtain that cash to satisfy our obligations and make payments to our stockholders, if any.

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

We occupy 26 principal facilities totaling approximately 2.2 million square feet, with the majority devoted to manufacturing, assembly and storage. Of these manufacturing facilities, approximately 1.6 million square feet are owned and 0.6 million square feet are occupied under operating leases. We consider our manufacturing facilities sufficient to meet our current and planned operational needs in the Biomedical segment. However, we have commenced the expansion of our E&C and D&S segment facilities over the next few years to meet significant current order backlog levels and expected growth in business as both we and our competitors reach capacity. We lease approximately 15,200 square feet for our corporate office in Garfield Heights, Ohio. Our major owned facilities in the United States are subject to mortgages securing our senior secured credit facility.

As a result of our operational restructuring activities, we closed our D&S manufacturing facility in Plaistow, New Hampshire in the third quarter of 2004 and we are currently pursuing the sale of this property. The Plaistow, New Hampshire facility is classified as an “asset held for sale” in our audited consolidated balance sheet as of December 31, 2006.

The following table sets forth certain information about facilities occupied by us as of February 28, 2007:

		Square
Location	Segment	Feet	Ownership	Use

La Crosse, Wisconsin	Energy & Chemicals	149,000	Owned	Manufacturing/Office
New Iberia, Louisiana	Energy & Chemicals	62,400	Leased	Manufacturing
New Iberia, Louisiana	Energy & Chemicals	35,000	Leased	Manufacturing
The Woodlands, Texas	Energy & Chemicals	29,000	Leased	Office
Houston, Texas	Energy & Chemicals	103,000	Leased	Manufacturing/Office
Tulsa, Oklahoma	Energy & Chemicals	58,500	Owned	Manufacturing/Office
Tulsa, Oklahoma	Energy & Chemicals	140,000	Leased	Manufacturing/Office
Wolverhampton, United Kingdom	Energy & Chemicals	1,600	Leased	Office
Changzhou, China	Distribution & Storage	130,000	Owned	Manufacturing/Office
Changzhou, China(1)	Distribution & Storage	60,000	Leased	Manufacturing/Office
Changzhou, China	Distribution & Storage	40,000	Leased	Manufacturing
Decin, Czech Republic	Distribution & Storage	638,000	Owned	Manufacturing/Office
Houston, Texas	Distribution & Storage	22,000	Owned	Service
Plaistow, New Hampshire(2)	Distribution & Storage	164,400	Owned	Manufacturing/Office
Shanghai, China	Distribution & Storage	1,900	Leased	Office
Solingen, Germany	Distribution & Storage	3,000	Leased	Office
Canton, Georgia	Distribution & Storage/BioMedical	154,000	Owned	Manufacturing/Office
Jasper, Georgia	Distribution & Storage/BioMedical	32,500	Leased	Warehouse/Service
New Prague, Minnesota	Distribution & Storage/BioMedical	254,000	Owned	Manufacturing/Service/Office
Denver, Colorado	BioMedical	109,000	Owned	Manufacturing
Marietta, Georgia	BioMedical	11,100	Leased	Office/Lab
Bracknell, United Kingdom	BioMedical	12,500	Leased	Office/Warehouse
Lidcombe, Australia	BioMedical	2,400	Leased	Office/Warehouse
New Prague, Minnesota	BioMedical	11,700	Leased	Warehouse
Burnsville, Minnesota(3)	Corporate	7,000	Leased	Office
Garfield Heights, Ohio	Corporate	15,200	Leased	Office
Clarksville, Arkansas(4)	Discontinued operation	110,000	Owned	Manufacturing/Office

(1)	This facility will be vacated in March 2007 when the lease expires.

(2)	This facility is being held for sale.

(3)	This facility will be vacated no later than when the lease expires in January 2008.

(4)	This facility is leased from us, with a purchase option, by the company that owns certain assets of the former Greenville Tube LLC stainless steel tubing business.

Regulatory Environment

We are subject to federal, state and local regulations relating to the discharge of materials into the environment, production and handling of our hazardous and regulated materials and our products and the conduct and condition of our production facilities. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings or competitive position. We are not anticipating any material capital expenditures in 2007 that are directly related to regulatory compliance matters. We are also not aware of any pending or potential regulatory changes that would have a material adverse impact on our business.

Item 3.  Legal Proceedings.

In March 2003, we completed the closure of our Wolverhampton, United Kingdom manufacturing facility, operated by CHEL, and all current heat exchanger manufacturing is being conducted at our La Crosse, Wisconsin facility. On March 28, 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. Additionally, we received information that indicated that CHEL’s net pension plan obligations had increased significantly primarily due to a decline in plan asset values and interest rates as well as an increase in plan liabilities, resulting in an estimated plan deficit of approximately $12.0 million. Based on our financial condition, in March 2003 we determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. Since CHEL was unable to fund its net pension plan deficit, pay remaining severance due to former employees or pay other creditors, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a U.K. pension regulatory board. That board approved the wind-up as of March 28, 2003.

We do not believe that we are legally obligated to fund the net pension deficit of the CHEL pension plan because CHEL, which is no longer one of our consolidated subsidiaries, was the sponsor of the pension plan and the entity with primary responsibility for the plan. In addition, we considered ourselves and our consolidated subsidiaries legally released from being the primary obligor of any CHEL liabilities. Further, at the time the insolvency administrator assumed control of CHEL, we no longer had control of the assets or liabilities of CHEL. As a result, in March 2003, we wrote-off our net investment in CHEL. In addition, any claims of CHEL against us were discharged in bankruptcy as part of our Reorganization Plan.

While no claims presently are pending against us related to CHEL’s insolvency, persons impacted by the insolvency or others could bring a claim against us asserting that we are directly responsible for pension and benefit related liabilities of CHEL. Although we would vigorously contest any claim of this kind, we can provide no assurance that claims will not be asserted against us in the future. To the extent we have a significant liability related to CHEL’s insolvency and pension wind-up, satisfaction of that liability could have a material adverse impact on our liquidity, results of operations and financial position.

On July 8, 2003, we and all of our then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware to implement an agreed upon senior debt restructuring plan through a prepackaged plan of reorganization. None of our non-U.S. subsidiaries were included in the filing in the Bankruptcy Court. On September 15, 2003, we and all of our then majority-owned U.S. subsidiaries emerged from Chapter 11 bankruptcy proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003. We have resolved all proofs of claim asserted in the bankruptcy proceedings, including the settlement in July 2005 of a finders’ fee claim in the amount of $1.1 million asserted by one of our former shareholders, against which we had filed an objection in the Bankruptcy Court. All bankruptcy proceedings were closed in May 2006.

We are occasionally subject to various other legal claims related to performance under contracts, product liability, taxes and other matters, several of which claims assert substantial damages, in the ordinary course of our business. Based on our historical experience in litigating these claims, as well as our current assessment of the underlying merits of the actions and applicable insurance, if any, we currently believe the resolution of these other legal claims will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect. See Item 1A, “Risk Factors.”

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 4A.	Executive Officers of the Registrant*.

The name, age and positions of each Executive Officer of the Company as of March 1, 2007 are as follows:

Name	Age	Position

Samuel F. Thomas	55	Chief Executive Officer and President
Michael F. Biehl	51	Executive Vice President, Chief Financial Officer and Treasurer
Matthew J. Klaben	37	Vice President, General Counsel and Secretary
James H. Hoppel, Jr.	43	Chief Accounting Officer, Controller and Assistant Treasurer

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Samuel F. Thomas is our Chief Executive Officer and President and has served as a member of our board of directors since October 2003. Prior to joining our company, Mr. Thomas was Executive Vice President of Global Consumables at ESAB Holdings Ltd., a provider of welding consumables and equipment. In addition to his most recent position at ESAB, Mr. Thomas was responsible for ESAB N. America during his employment at ESAB Holdings Ltd. Prior to joining ESAB in February 1999, Mr. Thomas was Vice President of Friction Products for Federal Mogul, Inc. Prior to its acquisition by Federal Mogul in 1998, Mr. Thomas was employed by T&N plc from 1976 to 1998, where he served from 1991 as chief executive of several global operating divisions, including industrial sealing, camshafts and friction products.

Michael F. Biehl has been our Executive Vice President since April 2006, served as our Chief Accounting Officer from October 2002 until March 2006, and has been our Chief Financial Officer and Treasurer since July 2001. Prior to joining us, Mr. Biehl served as Vice President, Finance and Treasurer at Oglebay Norton Company, an industrial minerals mining and processing company. Prior to joining Oglebay Norton in 1992, Mr. Biehl worked in the audit practice of Ernst & Young LLP in Cleveland, Ohio from 1978 to 1992.

Matthew J. Klaben is our Vice President, General Counsel and Secretary. Prior to joining us in March 2006, Mr. Klaben was a partner at the law firm of Calfee, Halter & Griswold LLP in Cleveland, Ohio from January 2005 until March 2006, and an associate from April 1998 until December 2004. Before that, Mr. Klaben was an associate at the law firm of Jones Day in Cleveland, Ohio from September 1995 until April 1998.

James H. Hoppel, Jr. is our Chief Accounting Officer, Controller and Assistant Treasurer and has served in this position since April 2006. Mr. Hoppel joined Chart in November 2004 as our Controller. Prior to joining us, Mr. Hoppel served as Vice President, Finance for W.W. Holdings, LLC, a manufacturer and distributor of doors and hardware. Prior to joining W.W. Holdings in 2001, Mr. Hoppel held various finance and accounting positions with different organizations, including the Transaction Services and Audit practices of PricewaterhouseCoopers LLP in Cleveland, Ohio.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading in our common stock commenced on the Nasdaq Global Market on July 26, 2006, under the symbol “GTLS.” The high and low sales prices for the shares of common stock for the periods indicated, are set forth in the table below.

	High	Low

2006
Quarter ended September 30, 2006	$16.60	$11.43
Quarter ended December 31, 2006	$16.33	$11.16

As of March 1, 2007, there were approximately 13 holders of record of our common stock. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our common stock than the number of record holders.

We do not currently intend to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, for future operations and debt reduction. The amounts available to us to pay cash dividends are restricted by our senior secured credit facility. The indenture governing the notes also limits our ability to pay dividends. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant.

Item 6.	Selected Financial Data.

The financial statements referred to as the Pre-Predecessor Company financial statements include the consolidated audited financial statements of Chart Industries, Inc. and its subsidiaries prior to our emergence from Chapter 11 bankruptcy proceedings. Our emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of Fresh-Start accounting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The financial statements referred to as the Predecessor Company financial statements include the consolidated audited financial statements of Chart Industries, Inc. and its subsidiaries after our emergence from Chapter 11 bankruptcy proceedings and prior to the Acquisition. The financial statements referred to as the Company financial statements include the consolidated audited financial statements of Chart Industries, Inc. and its subsidiaries after the Acquisition.

The following table sets forth the selected historical consolidated financial information as of the dates and for each of the periods indicated. The Pre-Predecessor Company selected historical consolidated financial data as of and for the year ended December 31, 2002, and as of and for the nine months ended September 30, 2003 are derived from our audited financial statements for such periods, which have been audited by Ernst & Young LLP, an independent registered public accounting firm, and which are not included in this Annual Report on Form 10-K. The Predecessor Company selected historical consolidated financial data as of and for the three months ended December 31, 2003 is derived from audited financial statements for such period, which have been audited by Ernst & Young LLP, and which are not included in this Annual Report on Form 10-K. The Predecessor Company selected historical consolidated financial data as of December 31, 2004 and October 16, 2005 are derived from our audited financial statements for such periods, which have been audited by Ernst & Young LLP, and which are not included in this Annual Report on Form 10- K. The Predecessor Company selected historical consolidated financial data for the year ended December 31, 2004 and for the period from January 1, 2005 to October 16, 2005 is derived from our audited financial statements for such periods incorporated by reference into Item 8 of this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP. The Company selected historical consolidated financial data as of December 31, 2005, for the period from October 17, 2005 to December 31, 2005 and as of and for the year ended December 31, 2006 are derived from our audited financial statements for such period incorporated by reference into Item 8 of this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP.

You should read the following table together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.

			Predecessor Company
	Pre-Predecessor Company		Three			Company
		Nine Months	Months		January 1,	October 17,
	Year Ended	Ended	Ended	Year Ended	2005 to	2005 to	Year Ended
	December 31,	September 30,	December 31,	December 31,	October 16,	December 31,	December 31,
	2002	2003	2003	2004	2005	2005	2006
	(In thousands, except per share data)
Statement of Operations Data:
Sales	$276,353	$197,017	$68,570	$305,576	$305,497	$97,652	$537,454
Cost of sales(1)	205,595	141,240	52,509	211,770	217,284	75,733	382,535

Gross profit	70,758	55,777	16,061	93,806	88,213	21,919	154,919
Selling, general and administrative expenses(2)	65,679	44,211	14,147	53,374	59,826	16,632	87.652
Restructuring and other operating expenses, net(3)(4)(5)	104,477	13,503	994	3,353	7,528	217	396

	170,156	57,714	15,141	56,727	67,354	16,849	88,048

Operating income (loss)	(99,398)	(1,937)	920	37,079	20,859	5,070	66,871
Interest expense, net(6)	19,176	10,300	1,344	4,712	4,164	5,556	26,997
Other expense (income)	4,240	(3,737)	(350)	(465)	659	409	(533)

	23,416	6,563	994	4,247	4,823	5,965	26,464

(Loss) income from continuing operations before income taxes and minority interest	(122,814)	(8,500)	(74)	32,832	16,036	(895)	40,407
Income tax (benefit) expense	11,136	1,755	(125)	10,134	7,159	(441)	13,044
(Loss) income from continuing operations before minority interest	(133,950)	(10,255)	51	22,698	8,877	(454)	27,363
Minority interest, net of taxes and other	(52)	(63)	(20)	(98)	(19)	(52)	(468)

(Loss) income from continuing operations	(134,002)	(10,318)	31	22,600	8,858	(506)	26,895
Income from discontinued operation, including gain on sale, net of tax(7)	3,217	3,233	—	—	—	—	—

Net (loss) income	$(130,785)	$(7,085)	$31	$22,600	$8,858	$(506)	$26,895

(Loss) Earnings per share data(8):
Basic (loss) earnings per share	$(5.22)	$(0.27)	$0.01	$4.22	$1.65	$(0.06)	$1.70
Diluted (loss) earnings per share	$(5.22)	$(0.27)	$0.01	$4.10	$1.57	$(0.06)	$1.65
Weighted average shares — basic	25,073	26,336	5,325	5,351	5,366	7,952	15,835
Weighted average shares — diluted	25,073	26,336	5,325	5,516	5,649	7,952	16,269
Cash Flow Data:
Cash provided by (used in) operating activities	$5,249	$19,466	$4,988	$35,059	$15,641	$14,635	$36,398
Cash (used in) provided by investing activities	1,288	15,101	154	(3,317)	(20,799)	(362,250)	(38,664)
Cash (used in) provided by financing activities	(17,614)	(15,907)	(13,976)	(35,744)	1,708	348,489	9,235
Other Financial Data:
Depreciation and amortization(9)	$14,531	$9,260	$2,225	$8,490	$6,808	$4,396	$20,913

	Pre-Predecessor Company			Predecessor Company			Company
	As of		As of	As of	As of	As of	As of		As of
	December 31,		September 30,	December 31,	December 31,	October 16,	December 31,		December 31,
	2002		2003	2003	2004	2005	2005		2006
Balance Sheet Data:
Cash and cash equivalents	$7,225		$27,815	$18,600	$14,814	$11,470	$11,326		$18,854
Working capital(10)	48,563		35,826	47,161	51,292	43,486	59,561		73,290
Total assets	279,294		299,745	299,637	307,080	343,107	635,641	(12)	724,875	(12)
Long-term debt	1,161	(11)	122,537	109,081	76,406	74,480	345,000		290,000
Total debt	263,900	(11)	126,012	112,561	79,411	80,943	347,304		290,750
Shareholders’ equity (deficit)	(81,617)		89,865	90,807	115,640	121,321	116,330		219,734

(1)	The three months ended December 31, 2003 and the period from October 17, 2005 to December 31, 2005 include non-cash inventory valuation charges of $5.4 million and $8.9 million, respectively, related to Fresh-Start and purchase accounting.

(2)	Includes charges (income), net of insurance recoveries, related to Hurricane Rita of ($2.3) million, $0.4 million and $1.1 million, for the year ended December 31, 2006, the period October 17, 2005 to December 31, 2005 and the period January 1, 2005 to October 16, 2005, respectively

(3)	In March 2003, we completed the closure of our Wolverhampton, United Kingdom manufacturing facility, operated by CHEL. On March 28, 2003, CHEL filed for voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. In accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” we are not consolidating the accounts or financial results of CHEL subsequent to March 28, 2003 due to the assumption of control of CHEL by the insolvency administrator. Effective March 28, 2003, we recorded a non-cash impairment charge of $13.7 million to write off our net investment in CHEL.

(4)	In 2002, we recorded a non-cash impairment charge of $92.4 million to write off non-deductible goodwill of the D&S segment.

(5)	In September 2003, in accordance with Fresh-Start accounting, all assets and liabilities were adjusted to their fair values. The adjustment to record the assets and liabilities at fair value resulted in net other income of $5.7 million for the nine months ended September 30, 2003.

(6)	Includes derivative contracts valuation income or expense for interest rate collars to manage interest exposure relative to term debt.

(7)	This discontinued operation relates to the sale of our former Greenville Tube, LLC business in July 2003.

(8)	The basic and diluted loss and earnings per share for the year ended December 31, 2002, the nine months ended September 30, 2003, the three months ended December 31, 2003 and the period October 17, 2005 to December 31, 2005 are the same because incremental shares issuable upon conversion are anti-dilutive.

(9)	Includes financing costs amortization for the year ended December 31, 2002, the nine months ended September 30, 2003 and the period from October 17, 2005 to December 31, 2005 and the year ended December 31, 2006 of $3.2 million, $1.7 million, $0.3 million and $1.5 million, respectively.

(10)	Working capital is defined as current assets excluding cash minus current liabilities excluding short-term debt.

(11)	As of December 31, 2002, we were in default on our senior debt due to violation of financial covenants. In April 2003, the lenders under our then-existing credit facility waived all defaults existing at December 31, 2002 and through April 30, 2003. Since the waiver of defaults did not extend until January 1, 2004, this debt was classified as a current liability on our consolidated balance sheet as of December 31, 2002.

(12)	Includes $236.7 million of goodwill and $154.1 million of finite-lived and indefinite-lived intangible assets as of December 31, 2005. Includes $247.1 million of goodwill and $146.6 million of finite-lived and indefinite-lived intangible assets as of December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations includes periods prior to the consummation of the Acquisition and periods after the consummation of the Acquisition. Accordingly, the discussion and analysis of all historical periods does not reflect fully the significant impact that the Acquisition will have on us, including significantly increased leverage and liquidity requirements. You should read the following discussion of our results of operations and financial condition in conjunction with the “Selected Financial Data” section and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Actual results may differ materially from those discussed below. This discussion contains forward-looking statements. See “Forward-Looking Statements” at the end of this discussion and Item 1A “Risk Factors” for a discussion of certain of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases. We supply engineered equipment used throughout the global liquid gas supply chain. The largest portion of end-use applications for our products is energy-related. We are a leading manufacturer of standard and engineered equipment primarily used for low-temperature and cryogenic applications. We have developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; −273º Centigrade; −459º Fahrenheit). The majority of our products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and end-use of hydrocarbon and industrial gases.

For the year ended December 31, 2006, we experienced significant increases in our backlog, orders, sales, gross profit and operating income compared to the combined year ended December 31, 2005. These increases were primarily due to continued growth in the global hydrocarbon processing and industrial gas markets served by our Energy and Chemicals (“E&C”) and Distribution and Storage (“D&S”) segments and the acquisition of an air cooled heat exchanger business that is included in our E&C segment. Backlog as of December 31, 2006 was $319.2 million compared to $233.6 million as of December 31, 2005, representing an increase of $85.6 million or 36.6%. Orders for the year ended December 31, 2006 were $605.8 million compared to $511.2 for the combined year ended December 31, 2005, representing an increase of $94.6 million or 18.5%. Sales for 2006 were $537.5 million compared to sales of $403.1 million for the combined year 2005, reflecting an increase of $134.3 million, or 33.3%. Gross profit for the year ended December 31, 2006 was $155.0 million, or 28.8% of sales, as compared to $110.1 million, or 27.3% of sales, for the combined year ended December 31, 2005. In addition, operating income for the year ended December 31, 2006 was $66.9 million compared to $25.9 million for combined year 2005. Increased sales volume in all three of our operating segments, manufacturing productivity improvements in our D&S and Biomedical segments, and the timing of product price increases in our D&S segment, were contributing factors to the growth in our gross profit in 2006. Our gross profit and operating income for the combined year ended December 31, 2005 was negatively impacted by $8.9 million, or 2.2% of sales and $26.5 million or 6.6% of sales, respectively, of non-recurring charges primarily as a result of the Acquisition.

On May 26, 2006, we acquired Cooler Service Company, Inc., an air-cooled heat exchanger business (“CSC”), which was included in our E&C segment. Our results of operations for the last seven months of 2006 include the results from CSC.

Stock-Based Compensation Expense

We granted options to purchase an aggregate of 266,390 shares of our common stock (93,179 time-based options and 173,221 performance-based options) in 2006 under the Amended and Restated 2005 Stock Incentive Plan to certain members of management. In connection with the time-based options, we will record pre-tax stock-based compensation expense of approximately $1.3 million in the aggregate. This expense will be amortized over the five-year vesting period of the 93,179 time-based options, including approximately $0.4 million in 2006. Further, we may also record additional stock-based compensation expense, which may be substantial, in future periods related to the 1,580,607 performance-based options granted in 2005 and 2006 under the Amended and

Restated 2005 Stock Incentive Plan to certain members of management if it becomes probable that any of the future performance criteria will be achieved. The maximum share-based compensation expense relating to the performance-based options is approximately $7.7 million, which will be recognized if and to the extent it becomes probable that the specified actual returns on First Reserve’s investment will be achieved.

Operating Results

The following table sets forth the percentage relationship that each line item in our consolidated statements of operations represents to sales for the year ended December 31, 2004, the period from January 1, 2005 to October 16, 2005, the period from October 17, 2005 to December 31, 2005, and the year ended December 31, 2006. The Predecessor Company and the Company are further described in Item 6 “Selected Financial Data” and in our audited financial statements and related notes thereto referenced in Item 8 included elsewhere in this Annual Report on Form 10-K.

	Predecessor Company		Company
		January 1,	October 17,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	October 16,	December 31,	December 31,
	2004	2005	2005	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales(1)	69.3	71.1	77.6	71.2
Gross profit	30.7	28.9	22.4	28.8
Selling, general and administrative expenses(2)(3)(4)(5)(6)	16.6	18.7	13.9	13.4
Amortization expense	0.9	0.9	3.1	2.9
Acquisition expense(7)	—	2.2	—	—
Employee separation and plant closure costs	1.0	0.3	0.1	0.1
(Loss) on sale of assets	—	—	(0.1)	—
Equity expense in joint venture	—	—	—	—
Operating income	12.2	6.8	5.2	12.4
Interest expense, net	(1.6)	(1.4)	(5.7)	(4.7)
Financing costs amortization	—	—	(0.3)	(0.3)
Derivative contracts valuation income (expense)	—	—	—	—
Foreign currency income (loss)	0.1	(0.2)	(0.1)	0.1
Reorganization items, net	—	—	—	—
Income tax (benefit) expense	3.3	2.3	(0.5)	2.4
Income (loss) before minority interest	7.4	2.9	(0.4)	5.1
Minority interest, net of taxes	—	—	—	0.1
Net income (loss)	7.4	2.9	(0.4)	5.0

(1)	Includes non-cash inventory valuation charges of $9.0 million, $0.6 million and $0.2 million, representing, 9.2%, 0.2%, and 0.1% of sales, for the period October 17, 2005 to December 31, 2005, the period January 1, 2005 to October 16, 2005 and the year ended December 31, 2004, respectively.

(2)	Includes $1.5 million and $0.7 million, representing 0.5% and 0.2% of sales, for claim settlements, professional fees incurred by us related to our debt restructuring and bankruptcy reorganization activities for the period January 1, 2005 to October 16, 2005 and the year ended December 31, 2004, respectively.

(3)	Includes stock-based compensation expense of $1.9 million, $0.4 million, $9.5 million, and $2.4 million, representing 0.4%, 0.4%, 3.1%, and 0.8% of sales, for the year ended December 31, 2006, the period October 17, 2005 to December 31, 2005, the period January 1, 2005 to October 16, 2005, and the year ended December 31, 2004, respectively.

(4)	Includes charges (income), net of insurance recoveries, related to Hurricane Rita of ($2.3) million, $0.4 million and $1.1 million, representing (0.4)%, 0.4% and 0.3% of sales, for the year ended December 31, 2006, the period October 17, 2005 to December 31, 2005 and the period January 1, 2005 to October 16, 2005, respectively.

(5)	Includes a charge for the settlement of former shareholders’ appraisal rights claims related to the Acquisition of $0.5 million, or 0.5% of sales, and a charge for the write-off of purchased in-process research and development of $2.8 million, or 0.1% of sales, for the period October 17, 2005 to December 31, 2005 and the period January 1, 2005 to October 16, 2005, respectively.

(6)	Includes amortization expense for intangible assets of $15.4 million, $3.0 million, $2.7 million and $2.8 million, representing 2.8%, 3.0%, 0.9% and 0.9% of sales, for the year ended December 31, 2006, the period October 17, 2005 to December 31, 2005, the period January 1, 2005 to October 16, 2005 and the year ended December 31, 2004.

(7)	Represents expenses, primarily professional fees, incurred by us related to the Acquisition.

Segment Information

The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our operating segments for the periods indicated during the last three years:

	Predecessor Company		Company
		January 1,	October 17,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	October 16,	December 31,	December 31,
	2004	2005	2005	2006
Sales
Energy & Chemicals	$69,609	$86,920	$34,135	$190,673
Distribution and Storage	162,508	161,329	47,832	268,303
BioMedical	73,459	57,248	15,685	78,478

Total	$305,576	$305,497	$97,652	$537,454

Gross Profit
Energy & Chemicals	$21,475	$23,391	$10,494	$39,676
Distribution and Storage	46,588	47,120	8,861	87,283
BioMedical	25,743	17,702	2,564	27,960

Total	$93,806	$88,213	$21,919	$154,919

Gross Profit Margin
Energy & Chemicals	30.9%	26.9%	30.7%	20.8%
Distribution and Storage	28.7%	29.2%	18.5%	32.5%
BioMedical	35.0%	30.9%	16.4%	35.6%
Total	30.7%	28.9%	22.4%	28.8%
Operating Income (Loss)
Energy & Chemicals	$11,545	$13,717	$5,092	$18,957
Distribution & Storage	27,951	27,005	3,947	54,545
BioMedical	14,208	8,343	714	15,969
Corporate	(16,625)	(28,206)	(4,683)	(22,600)

Total	$37,079	$20,859	$5,070	$66,871

Results of Operations for the Year Ended December 31, 2006

Sales

Sales for the year ended December 31, 2006 were $537.5 million. E&C segment sales were $190.7 million and benefited from higher volume, particularly large heat exchanger and process systems projects, which were driven by continued growth in the LNG and natural gas segments of the hydrocarbon processing market and $17.8 million of air cooled heat exchanger sales as a result of the acquisition of CSC in the second quarter of 2006. D&S segment sales were $268.3 million as both bulk storage and packaged gas system volume were favorably affected by continued growth in the global industrial gas markets, product prices increases to absorb escalating raw material costs and to a lesser extent favorable foreign currency translation of $4.3 million as a result of the weaker U.S. dollar compared to the Czech Koruna. BioMedical segment sales for the year ended December 31, 2006 were $78.5 million and benefited primarily from continued growth in medical respiratory product volume due to higher demand in international markets and volume growth in both the domestic and international biological storage systems. U.S. medical respiratory products sales were negatively impacted in 2006 by U.S. Government reimbursement reductions for liquid oxygen therapy systems announced in 2005.

Gross Profit and Margin

Gross profit for the year ended December 31, 2006 was $155.0 million, or 28.8% of sales. E&C segment gross profit was $40.0 million, or 20.8% of sales. The gross profit was favorably affected by the higher volume of large heat exchanger and process systems projects and the inclusion of the air cooled heat exchanger sales as explained above. The margin, however, was unfavorably impacted by lower margins on certain process projects, and in particular two complex long-term field installation projects. D&S segment gross profit was $87.0 million, or 32.5% of sales. The gross profit and related margin benefited from higher sales volume, particularly for bulk storage systems, timing of bulk storage system and packaged gas system price increases to absorb escalating raw material costs, and to a lesser extent manufacturing productivity improvements. BioMedical segment gross profit was $28.0 million, or 35.6% of sales, and was favorably impacted by higher sales volume and improved manufacturing productivity, particularly for the medical respiratory product line. In 2005, the transition of the medical respiratory product line manufacturing from our closed Burnsville, Minnesota facility to our Canton, Georgia facility was completed.

Selling, General and Administrative (“SG&A”) Expenses

SG&A Expenses for the year ended December 31, 2006 were $72.2 million, or 13.4% of sales. E&C segment SG&A expenses were $14.0 million, or 7.3% of sales. During 2006, the E&C segment incurred additional employee-related and infrastructure expenses to support the growth in business. Also, the E&C segment received $2.2 million of insurance proceeds, net of costs, related to the settlement of an insurance claim for losses and costs incurred primarily in 2005 at its New Iberia, Louisiana facility as a result of Hurricane Rita. These proceeds partially offset the increase in SG&A expenses in 2006. D&S segment SG&A expenses in 2006 were $25.5 million, or 9.5% of sales. The D&S segment had growth in employee-related and infrastructure expenses to support their business growth. In 2006, BioMedical segment SG&A expenses were $10.2 million, or 13.0% of sales. Corporate SG&A expenses for the year ended December 31, 2006 were $22.5 million and were unfavorably affected by higher employee-related and infrastructure expenses primarily to support the growth in business and higher public company expenses, particularly Sarbanes-Oxley implementation expenses, since the IPO in July 2006. In addition, all operating segments and Corporate were unfavorably impacted by higher health care expenses.

Amortization Expense

Amortization expense for the year ended December 31, 2006 was $15.4 million, or 2.9% of sales. The amortization expense relates to finite-lived intangible assets that were recorded at fair value on October 17, 2005 as a result of the Acquisition. Amortization expense for the E&C, D&S and BioMedical segments was $6.7 million, $6.9 million and $1.8 million, respectively.

Employee Separation and Plant Closure Costs

For the year ended December 31, 2006, employee separation and plant closure costs were $0.4 million and were related to the idle D&S segment Plaistow, New Hampshire facility that is being held for sale.

Operating Income (Loss)

As a result of the foregoing, operating income for the year ended December 31, 2006 was $66.9 million, or 12.4% of sales. Operating income (loss) for the E&C, D&S and BioMedical segments and Corporate were $19.0 million, or 10.0% of sales, $54.5 million, or 20.2% of sales, $16.0 million, or 20.3% of sales, and ($22.6) million, respectively.

Interest Expense, Net

For the year ended December 31, 2006, interest expense, net was $25.5 million and is primarily attributable to the senior secured credit facility entered into and senior subordinated notes issued on October 17, 2005 in conjunction with the Acquisition. The senior secured credit facility has a variable interest rate and the senior subordinated notes have a 9 1/8% interest rate. The registration rights agreement required the Company to file an Exchange Offer Registration Statement and complete the exchange offer for the senior subordinated notes by August 14, 2006. Since the exchange offer was not completed when required, additional interest at a rate of 0.25% above the stated rate was incurred for the 90-day period ending November 11, 2006, and additional interest at a rate 0.50% above the stated rate was incurred commencing November 12, 2006 and additional interest at a rate of 0.75% above the stated rate for the 90-day period commencing February 10, 2007. The Company expects the exchange offer to be completed in April 2007 at which time this penalty interest will cease accruing. Further information regarding the Company’s debt is located in Note C to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Other Expense and Income

Financing costs amortization expense was $1.5 million for the year ended December 31, 2006 and is attributable to the senior secured credit facility entered into and senior subordinated issued on October 17, 2005 in conjunction with the Acquisition.

For the year ended December 31, 2006, net foreign currency gains were $0.5 million and were the result of transactions in currencies other than functional currencies across all business segments.

Income Tax Expense

Income tax expense for the year ended December 31, 2006 was $13.0 million at an effective tax rate of 32.3%. Our income taxes were favorably affected by higher mix of foreign earnings, foreign tax credits and research and development tax credits.

Net Income

As a result of the foregoing, net income for the year ended December 31, 2006 was $26.9 million.

October 17, 2005 to December 31, 2005 Period

Sales

Sales for the period October 17, 2005 to December 31, 2005 were $97.6 million. E&C segment sales were $34.1 million and benefited from volume increases in both heat exchangers and process systems, primarily due to continued demand growth in the hydrocarbon processing market. D&S segment sales were $47.8 million as bulk storage systems and packaged gas systems volume remained strong due to stable demand in the global industrial gas market and higher product pricing. BioMedical segment sales for the period October 17, 2005 to December 31, 2005 were $15.7 million. Sales of medical respiratory products were unfavorably affected by lower volume in the United States, and in particular to one of our major customers, due to announced reductions in government reimbursement programs for liquid oxygen therapy systems. This unfavorable volume trend in U.S. medical respiratory product sales was partially offset by continued volume growth in medical respiratory product sales in Europe and Asia and biological storage systems sales in the U.S., Europe and Asia as we further penetrated these markets. On an annual basis, 2005 U.S. medical respiratory product sales were 45% of total medical respiratory product sales and in 2004 U.S. medical respiratory products sales represented 61% of total medical respiratory sales. In addition, annual 2005 biological storage systems sales increased 16% compared to 2004 annual sales.

Gross Profit and Margin

For the period October 17, 2005 to December 31, 2005, gross profit was $21.9 million, or 22.4% of sales. Overall, the gross profit was favorably affected by higher volumes in the D&S and E&C segments. The E&C gross profit of $10.5 million, or 30.7% of sales, benefited from the completion of a high margin ethylene heat exchanger and process system emergency order. The D&S segment gross profit of $8.9 million, or 18.5% of sales, was also favorably impacted by improved product pricing. The BioMedical gross profit of $2.6 million, or 16.4% of sales, benefited from productivity improvements at the Canton, Georgia facility related to the manufacturing of medical respiratory products. The BioMedical segment margins in the period January 1, 2005 to October 16, 2005 were negatively impacted by higher costs related to inefficiencies from ramping-up production of the medical respiratory product line after completing the move from the Burnsville, Minnesota facility to the Canton, Georgia facility. In addition, overall company gross profit included a $8.9 million, or 9.1% of sales, charge for the fair value adjustment of finished goods and work-in-process inventory recorded under purchase accounting as a result of the Acquisition. This fair value inventory adjustment was charged to cost of sales as the inventory was sold. The D&S and BioMedical segments’ gross profit charges were $6.4 million, or 13.4% of sales, and $2.5 million, or 15.9% of sales, respectively, for this fair value inventory adjustment. The E&C segment was not required to record an inventory fair value adjustment due to the use of the percentage of completion method for revenue recognition in this segment.

SG&A

SG&A expenses for the period October 17, 2005 to December 31, 2005 were $13.6 million, or 14.0% of sales. SG&A expenses for the E&C segment were $4.3 million, or 12.6% of sales, and were affected by higher marketing and employee-related costs to support the business growth and $0.4 million of losses and charges related to damage caused by Hurricane Rita at our New Iberia, Louisiana facilities. D&S segment SG&A expenses for the period October 17, 2005 to December 31, 2005 were $3.2 million, or 6.7% of sales, and were affected by higher marketing and employee-related costs to support business growth. SG&A expenses for the BioMedical segment were $1.5 million, or 9.6% of sales, for the period October 17, 2005 to December 31, 2005. Corporate SG&A expenses for the period October 17, 2005 to December 31, 2005 were $4.6 million and included a charge of $0.5 million for the settlement of former shareholders’ appraisal rights claims as a result of the Acquisition.

Amortization Expense

Amortization expense for the period October 17, 2005 to December 31, 2005 was $3.0 million, or 3.1% of sales. The amortization expense relates to finite-lived intangible assets that were recorded at fair value on October 17, 2005 as a result of the Acquisition. Amortization expense for the E&C, D&S and BioMedical segments were $1.0 million, $1.7 million and $0.3 million, respectively.

Employee Separation and Plant Closure Costs

For the period October 17, 2005 to December 31, 2005, we recorded $0.1 million of employee separation and plant closure costs, primarily related to the closure of the D&S segment Plaistow, New Hampshire and BioMedical segment Burnsville, Minnesota facilities.

Operating Income

As a result of the foregoing, operating income for the period October 17, 2005 to December 31, 2005 was $5.1 million, or 5.2% of sales.

Other Expenses and Income

Net interest expense and financing costs amortization for the period October 17, 2005 to December 31, 2005, was $5.6 million and $0.3 million, respectively, and related to the senior secured credit facility that was entered into, and the notes that were issued, on October 17, 2005 in connection with the Acquisition.

Foreign Currency Loss

We recorded $0.1 million of foreign currency losses due to certain of our subsidiaries entering into transactions in currencies other than their functional currencies.

Income Tax Expense

Income tax benefit of $0.4 million for the period October 17, 2005 to December 31, 2005 represents taxes on both domestic and foreign earnings at an annual effective income tax rate of 49.3%. Our taxes were affected by tax benefits from foreign sales and research and development and foreign tax credits.

Net Loss

As a result of the foregoing, we reported a net loss for the period October 17, 2005 to December 31, 2005 of $0.5 million.

January 1, 2005 to October 16, 2005 Period

Sales

Sales for the period January 1, 2005 to October 16, 2005 were $305.5 million. E&C segment sales were $86.9 million and benefited from volume increases in both heat exchangers and process systems as a result of strong order levels over the past several quarters, which have included three large orders each of approximately $20.0 million, driven by continued growth in the LNG and natural gas segments of the hydrocarbon processing market. D&S segment sales were $161.3 million as bulk storage systems and packaged gas systems volume remained strong due to continued demand growth in the global industrial gas market. Other factors contributing favorably to D&S segment sales for this period were higher product pricing, and favorable foreign currency translation of approximately $3.5 million as a result of the weaker U.S. dollar compared to the Euro and Czech Koruna. BioMedical segment sales were $57.2 million. Sales of medical respiratory products were unfavorably affected by lower volume in the United States, and in particular to one of our major customers, primarily resulting from announced U.S. government reimbursement reductions for liquid oxygen therapy systems. This unfavorable volume trend in U.S. medical respiratory product sales was partially offset by continued sales volume growth in medical respiratory product sales in Europe and Asia and biological storage systems in the United States, Europe and Asia as we further penetrated these markets. See the discussion under the caption “— period October 17, 2005 to December 31, 2005 — Sales” above for information regarding the BioMedical segment volume trends.

Gross Profit and Margin

For the period January 1, 2005 to October 16, 2005 gross profit was $88.2 million, or 28.9% of sales. Overall, gross profit was favorably affected by higher volumes in the D&S and E&C segments, while gross profit margin was unfavorably affected by higher manufacturing costs in the BioMedical segment and a shift in product mix in the E&C segment. The gross profit margins in the E&C segment of $23.4 million, or 26.9% of sales, during the period saw overall mix shifts in sales from higher margin heat exchanger projects to lower margin process systems projects and also a shift within heat exchangers to lower margin projects. In addition, the D&S segment gross profit of $47.1 million, or 29.2% of sales, benefited from price increases that were implemented during the year to offset higher raw material steel costs that had been incurred in previous years. Gross profit in the BioMedical segment of $17.7 million, or 30.9% of sales, deteriorated primarily due to lower U.S. medical respiratory product volume, higher manufacturing costs and inventory valuation adjustments of $0.6 million primarily in the first half of 2005, as a result of lower productivity associated with moving the medical respiratory product line manufacturing from

Burnsville, Minnesota to Canton, Georgia. This transition and ramp-up of manufacturing to the productivity levels previously being achieved at the Burnsville, Minnesota facility took most of 2005 to complete and cost more than originally planned.

SG&A

SG&A expenses for the period January 1, 2005 to October 16, 2005 were $57.1 million, or 18.7% of sales. E&C segment SG&A expenses were $9.4 million, or 10.8% of sales, and were affected by higher marketing and employee-related costs to support business growth, and also included $1.1 million of losses and charges related to damage caused by Hurricane Rita at our New Iberia, Louisiana facilities. SG&A expenses for the D&S segment were $18.0 million, or 11.1% of sales and were affected by higher marketing and employee-related costs to support business growth, and also included a $2.8 million charge for the write-off of in-process research and development related to the acquisition of Changzhou CEM Cryo Equipment Co., Ltd. (“CEM”). SG&A expenses for the BioMedical segment were $7.0 million, or 12.2% of sales for the period January 1, 2005 to October 16, 2005. Corporate SG&A expenses were $22.7 million and included a $1.1 million charge for the settlement of a finders’ fee claim asserted by a former shareholder in connection with our 2003 bankruptcy reorganization, and $9.5 million of stock-based compensation expense. A significant portion of this stock-based compensation was incurred as a result of the vesting of stock options in conjunction with the Acquisition.

Amortization Expense

Amortization expense for the period January 1, 2005 to October 16, 2005 was $2.7 million, or 0.9% of sales, and related to finite-lived intangible assets that were recorded in September 2003 under Fresh-Start accounting and acquisition of Changzhou CEM Cryo Equipment Co., (“CEM”) in 2005. Amortization expense for the E&C, D&S and BioMedical segment was $0.1 million, $1.5 million and $1.1 million, respectively.

Acquisition Expenses

During the period January 1, 2005 to October 16, 2005, we incurred $6.6 million of investment banking, legal and other professional fees related to the Acquisition.

Employee Separation and Plant Closure Costs

For the period January 1, 2005 to October 16, 2005, we recorded $1.1 million of employee separation and plant closure costs, primarily related to the closure of the D&S segment Plaistow, New Hampshire and BioMedical segment Burnsville, Minnesota facilities. The costs (benefits) recorded for this period by the E&C, D&S and BioMedical segments, and by Corporate were $0.1 million, $0.5 million, $0.5 million and ($0.1 million), respectively.

Gain on Sale of Assets

We recorded a net gain on the sale of assets of $0.1 million, including a gain recorded at Corporate of $1.7 million on the settlement of a promissory note receivable related to the 2003 sale of our former Greenville Tube, LLC stainless tubing business, a loss of $0.5 million recorded at Corporate for the write down of the Plaistow facility held for sale to its estimated fair value and a $1.2 million loss for the write-off of several assets that were deemed to be impaired. This impairment loss was $0.1 million, $0.9 million and $0.2 million for the E&C segment, BioMedical segment and Corporate, respectively.

Operating Income

As a result of the foregoing, operating income for the period January 1, 2005 to October 16, 2005 was $20.9 million, or 6.8% of sales.

Net Interest Expense

Net interest expense for the period January 1, 2005 to October 16, 2005 was $4.2 million. We experienced higher interest expense during this period as a result of higher interest rates and the increase in the outstanding balance under the revolving credit line of our then existing credit facility.

Foreign Currency Loss

We recorded $0.7 million of foreign currency losses due to certain of our subsidiaries entering into transactions in currencies other than their functional currencies.

Income Tax Expense

Income tax expense of $7.2 million for the period January 1, 2005 to October 16, 2005 represents taxes on both domestic and foreign earnings at an annual effective income tax rate of 44.6%. Our income tax expense was unfavorably impacted by approximately $1.4 million due to the non-deductible charge for purchased in-process research and development of $2.8 million and Acquisition costs of $1.2 million.

Net Income

As a result of the foregoing, we reported net income of $8.9 million for the period January 1, 2005 to October 16, 2005.

Year Ended December 31, 2004

Sales

Sales for 2004 of $305.6 million were positively affected by volume and price increases, a recovery of the global industrial gas market and favorable foreign currency translation as a result of the weakening of the U.S. dollar compared to the Euro and Czech Koruna. Sales in the E&C segment for 2004 were $69.6 million and both the heat exchanger and LNG system product lines benefited from higher volume primarily in the Asian, African and Middle Eastern markets. D&S segment sales were $162.5 million in 2004 and benefited favorably from volume increases in cryogenic bulk storage systems, cryogenic packaged gas systems and beverage liquid CO(2) systems driven primarily by a recovery in the global industrial gas market. Price increases and surcharges driven by higher raw material costs and favorable foreign currency translation as a result of the weakening of the U.S. Dollar compared to the Euro and Czech Koruna also had a positive impact on D&S segment sales. Sales in the BioMedical segment were $73.4 million. Sales of our biological storage systems and medical products experienced volume increases in both the U.S. and European markets. Sales of MRI and other products deteriorated in 2004 as this product line’s primary customer continued to transfer volume to lower cost manufacturing regions.

Gross Profit and Margin

Gross profit for 2004 was $93.8 million or 30.7% of sales. The gross profit was positively affected by volume increases across all operating segments, and product price increases and favorable foreign currency translation in the D&S segment. The E&C segment gross profit and related margin were $21.5 million and 30.9% of sales, respectively, in 2004. The E&C segment benefited from higher volumes and the delivery of a premium-priced, expedited order that was needed to put a natural gas producer’s ethane recovery plant back in service. A shift to lower margin industrial heat exchangers and LNG vacuum-insulated pipe, or LNG VIP, had an unfavorable impact on the E&C segment gross profit margin. D&S segment gross profit and related margin were $46.6 million and 28.7% of sales, respectively. The D&S segment gross profit margin was positively affected by product price increases and surcharges to offset higher raw material costs that had been incurred, higher sales volume and the realization of savings from our restructuring efforts. The D&S segment gross profit margin was unfavorably affected by a shift to lower margin bulk products. Gross profit and related margin for the BioMedical segment were $25.7 million and 35.0% of sales, respectively. Gross profit margins for medical and biological storage systems products were positively impacted by higher volume and cost reductions, and MRI and other product margins were unfavorably affected by higher material costs and unabsorbed overhead costs due to lower sales volume.

SG&A

SG&A expenses for 2004 were $50.6 million, or 16.6% of sales, and benefited from cost savings realized as a result of our continued restructuring efforts. In addition, we incurred employee incentive compensation expense of $5.3 million for achieving our operating targets, which was significant compared to the incentive compensation that had been earned in prior years. E&C segment SG&A expenses were $8.9 million, or 12.8% of sales and included $1.2 million of employee incentive compensation expense, and $0.5 million of selling expense related to the settlement of a specific customer product claim outside the normal warranty period. SG&A expenses for the D&S segment were $16.6 million, or 10.2% of sales, and included $1.8 million of employee incentive compensation expense, and $0.4 million of selling expense related to the settlement of a specific customer product claim outside the normal warranty period. SG&A expenses for the BioMedical segment were $9.1 million, or 12.4% of sales, for 2004 and included $0.6 million of employee incentive compensation expense. Corporate SG&A expenses were $15.9 million and included $1.7 million of employee incentive compensation expense, $2.4 million of stock-based compensation expense resulting from the sale of 28,797 shares of common stock to our chief executive officer at a price below the closing market price at the date of sale and the issuance of stock options to certain key employees. In addition, Corporate recorded $0.9 million of income from life insurance proceeds related to our voluntary deferred compensation plan.

Amortization Expense

Amortization expense for 2004 was $2.8 million, or 0.9% of sales, and related to finite-lived intangible assets that were recorded in September 2003 under Fresh-Start accounting. Amortization expense for the E&C, D&S and BioMedical segments was $0.3 million, $1.1 million and $1.4 million, respectively.

Employee Separation and Plant Closure Costs

In 2004, we continued our manufacturing facility restructuring plan, which commenced with the 2003 closure of our E&C segment sales and engineering office in Westborough, Massachusetts. We announced in December 2003 and January 2004 the closure of our D&S segment manufacturing facility in Plaistow, New Hampshire and the BioMedical segment manufacturing and office facility in Burnsville, Minnesota, respectively. In each of these facility closures, we did not exit the product lines manufactured at those sites, but moved manufacturing to other facilities with available capacity, most notably New Prague, Minnesota for engineered tank production and Canton, Georgia for medical respiratory product manufacturing. The Plaistow facility closure was completed in the third quarter of 2004. We incurred capital expenditures in 2004 of $2.5 million for improvements and additions to the Canton, Georgia facility, and completed the closure of the Burnsville, Minnesota facility in the first quarter of 2005.

During 2004, we recorded employee separation and plant closure costs of $3.2 million related to the manufacturing facility reduction efforts and overall headcount reduction programs described above. The costs recorded by the E&C, D&S and BioMedical segments and by Corporate were $0.7 million, $1.3 million, $0.8 million and $0.4 million, respectively. The total charges for 2004 included $0.4 million of expense for contract termination costs, $1.3 million severance and other benefits related to terminating certain employees at these and other sites, and $1.5 million for other associated costs. In addition, we recorded a non-cash inventory valuation charge of $0.2 million, included in cost of sales, for the write-off of inventory at these sites. At December 31, 2004, we had a reserve of $2.8 million remaining for the closure of these facilities, primarily for lease termination and severance costs.

Loss on Sale of Assets

In 2004, we recorded a net loss on the sale of assets of $0.1 million. In conjunction with the closure of the BioMedical segment Burnsville, Minnesota facility, we sold this facility in October 2004 for gross proceeds of $4.5 million and recorded a loss on the sale of $0.4 million. The proceeds of this sale were used to pay down $0.9 million of debt outstanding under an industrial revenue bond and the balance was used for working capital purposes. In April 2004, we sold for $0.6 million of cash proceeds a vacant building and a parcel of land at our D&S segment New Prague, Minnesota facility that was classified as an asset held for sale in our consolidated balance sheet as of December 31, 2003. In August 2004, we sold for $1.1 million in cash proceeds, equipment at our D&S segment Plaistow, New Hampshire facility, resulting in a $0.6 million gain on the sale of assets. In addition, we recorded a $0.4 million loss related to adjusting the Plaistow land and building to fair value less selling costs based upon an agreement executed in September 2004. The land and building related to the Plaistow facility were included as “assets held for sale” on our consolidated balance sheet as of December 31, 2004.

Operating Income

As a result of the foregoing, operating income for the year ended December 31, 2004 was $37.1 million, or 12.1% of sales.

Equity Loss

We recorded $0.1 million of equity loss related to our Coastal Fabrication joint venture in 2004. In February 2004, our Coastal Fabrication joint venture executed an agreement to redeem the joint venture partner’s 50% equity interest. As a result of the elimination of the joint venture partner and the assumption of 100% of control by us, the assets, liabilities and operating results of Coastal Fabrication are included in the consolidated financial statements subsequent to February 2004.

Net Interest Expense

Net interest expense for 2004 was $4.8 million. This lower expense is attributable primarily to our debt restructuring in September 2003 in conjunction with the Reorganization Plan and the reduction in the debt balance as a result of $40.0 million of aggregate voluntary prepayments on our then existing term loan at the end of 2003 and during 2004.

Derivative Contracts Valuation Income and Expense

We entered into an interest rate derivative contract in the form of a collar in March 1999 to manage interest rate risk exposure relative to our debt. This collar had a notional value of $19.1 million at December 31, 2004 and expired in March 2006. The fair value of the contract related to the collar outstanding at December 31, 2004 is a liability of $0.3 million and is recorded in accrued interest. The change in fair value of the contracts related to the collars during 2004 of $0.1 million is recorded in derivative contracts valuation income.

Foreign Currency Gain

We recorded a $0.5 million of foreign currency remeasurement gain in 2004 as result of certain of our subsidiaries entering into transactions in currencies other than their functional currency.

Income Tax Expense

In 2004, we recorded income tax expense of $10.1 million, which primarily reflects the income tax expense associated with U.S. and foreign earnings and a reduction in tax accruals for prior tax periods at an annual effective tax rate of 30.9%.

Net Income

As a result of the foregoing, we recorded net income of $22.6 million in 2004.

Orders and Backlog

We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties. Our backlog as of December 31, 2006, 2005 and 2004 was $319.2 million, $233.6 million and $129.3 million, respectively. This significant increase in backlog is primarily attributable to the growth in the global industrial gas and the LNG and natural gas segments of the hydrocarbon processing markets served by the E&C and D&S segments. In addition, the E&C segment backlog at December 31, 2006 included $20.2 million of air-cooled heat exchangers as a result of the CSC acquisition in May 2006.

The table below sets forth orders and backlog by segment for the periods indicated:

	Predecessor Company		Company
		January 1,	October 17,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	October 16,	December 31,	December 31,
	2004	2005	2005	2006
Orders
Energy & Chemicals	$121,793	$130,786	$67,232	$230,460
Distribution & Storage	193,156	191,188	45,859	296,136
BioMedical	77,893	62,396	13,768	79,171

Total	$392,842	$384,370	$126,859	$605,767

Backlog
Energy & Chemicals	$70,766	$114,633	$147,732	$207,668
Distribution & Storage	53,900	83,194	79,524	105,070
BioMedical	4,613	8,388	6,383	6,415

Total	$129,279	$206,215	$233,639	$319,153

Orders for the year ended December 31, 2006 were $605.8 million. E&C segment orders were $230.5 million and benefited from the continued strength of the global industrial gas and LNG and natural gas segments of the hydrocarbon gas processing market and $19.9 million of air cooled heat exchanger orders from the acquisition of CSC in May 2006. In addition, the E&C segment received in the fourth quarter of 2006 a process systems order in excess of $40 million for a significant overseas LNG project in West Africa. D&S segment orders for 2006 were $296.1 million and were driven by continued growth in the global industrial gas market. Bulk storage system and packaged gas system orders were $187.6 million and $108.5 million, respectively. Orders for the BioMedical segment for the year ended December 31, 2006 were $79.2 million. Orders for medical respiratory products, biological storage systems, and MRI components and other liquid oxygen products were $34.0 million, $32.5 million and $12.7 million, respectively. The medical respiratory products and biological systems orders were driven by continued penetration and growth of the international markets.

For the period October 17, 2005 to December 31, 2005, orders were $126.9 million. E&C segment orders of $67.2 million remained strong during this period and included several large heat exchanger and LNG systems orders, including an air separation heat exchanger order of $16.0 million. D&C segment orders of $45.9 million were driven by continued strong packaged gas system orders. Bulk storage systems and packaged gas systems orders were $26.9 million and $18.9 million, respectively for this period. BioMedical segment orders were $13.8 during this period as orders in the European and Asian market medical respiratory and U.S. biological storage system products order levels remained strong, while U.S. medical respiratory product orders continued to decline. This decline is explained further below.

Orders for the period January 1, 2005 to October 16, 2005 were $384.4 million. E&C segment orders of $130.8 million remained strong during this period and included a $21.0 million LNG VIP order and a $10.7 million hydrocarbon processing heat exchanger order. D&C segment orders of $191.2 million were driven by continued strong bulk storage systems orders and strong packaged gas system orders, which were $118.5 million and $72.7 million, respectively. This strong order level in the D&S segment is driven by continued demand in the global industrial gas markets served by us. BioMedical segment orders were $62.4 million, as orders for international medical respiratory products and U.S. biological storage system products continued favorable growth trends due to both continued market penetration and market growth. U.S. medical respiratory product orders during this period were unfavorably impacted by lower orders from a significant customer and announced government reimbursement reductions for liquid oxygen therapy systems.

For the year ended December 31, 2004, orders of $392.9 million were positively affected by improvements in the markets served by all three segments. During 2004, the E&C segment showed a significant increase in orders to $121.8 million, due to increased orders for both the heat exchangers and LNG systems product lines, including orders of $20.4 million and $19.3 million. The demand increase was mainly due to the recovery of the global industrial gas markets and the continuing development of a worldwide natural gas market. The D&S segment orders significantly increased in 2004 to $193.2 million as bulk storage and packaged gas products experienced increased demand as a result of a recovery in the global industrial gas market. During 2004, the BioMedical segment continued its previous trend of increasing order performance with orders of $77.9 million, driven by strong demand for medical respiratory products and biological storage systems both in the U.S. and international markets. Orders for MRI components continued to decline during 2004 as the product line’s single customer continued to move business to lower cost manufacturing countries.

Liquidity and Capital Resources

On July 31, 2006, we completed our IPO of 12,500,000 shares of our common stock for net proceeds of approximately $175.3 million. We used $25.0 million of the net proceeds to repay a portion of the term loan under our senior secured credit facility. The remaining $150.3 million of net proceeds was used to pay a dividend to our stockholders existing immediately prior to the IPO, consisting of affiliates of First Reserve and certain members of management. On August 25, 2006, a stock dividend of 1,875,000 shares was issued to the stockholders existing immediately prior to the completion of the IPO. In addition, the senior secured credit facility was amended upon the completion of the IPO. The amendment primarily increased the size of the revolving credit facility by $55.0 million to $115.0 million and increased the amount available for letters of credit extending beyond one year from their issuance date to $55.0 million from $35.0 million.

Debt Instruments and Related Covenants

In connection with the Acquisition, we entered into a $240.0 million senior secured credit facility and completed the $170.0 million offering of 9 1/8% senior subordinated notes due in 2015. We repaid the term loan portion of our then existing credit facility (the term loan portion and revolving credit portion of the facility are referred to collectively as the 2003 Credit Facility) and certain other debt on or before October 17, 2005, the closing date of the Acquisition. The senior secured credit facility consists of a $180.0 million term loan credit facility and a $115.0 million revolving credit facility, of which the entire $115.0 million may be used for the issuance of letters of credit, $55.0 million of which may be letters of credit extending more than one year from their date of issuance. The term loan was fully funded on the closing date. The term loan matures on October 17, 2012 and the revolving credit portion of the senior secured credit facility matures on October 17, 2010. As a result of an aggregate of $55.0 million voluntary principal prepayments since October 2005, the term loan requires no principal payments until the remaining balloon payment is due on the maturity date. The interest rate under the senior secured credit facility is, at our option, the Alternative Base Rate, or ABR, plus 1.0% or LIBOR plus 2.0% on the term loan, and ABR plus 1.5% or LIBOR plus 2.5% on the revolving credit portion of the senior secured credit facility. In addition, we are required to pay an annual administrative fee of $0.1 million, a commitment fee of 0.5% on the unused revolving credit balance, a letter of credit participation fee of 2.5% per annum on the letter of credit exposure and letter of credit issuance fee of 0.25%. The obligations under the senior secured credit facility are secured by substantially all of the assets of our domestic subsidiaries and 65% of the capital stock of our non-U.S. subsidiaries.

As of December 31, 2006, the Company had $120.0 million outstanding under the term loan portion of the senior secured credit facility, $170.0 million outstanding under the senior subordinated notes and $30.6 million of letters of credit and bank guarantees supported by the revolving portion of the senior secured credit facility.

The registration rights agreement related to the senior subordinated notes required the Company to file an Exchange Offer Registration Statement and complete the exchange offer for the senior subordinated notes by August 14, 2006. Since the exchange offer was not completed when required, additional interest will accrue in increments of 0.25%, up to a maximum of 1.0% per annum, each subsequent 90-day period until the exchange offer is completed. Additional interest at a rate of 0.25% per annum was paid to holders of the notes for the 90-day period ending November 11, 2006 and 0.50% per annum will be paid to the holders of the senior subordinated notes for the 90-day period ending February 9, 2007. Effective February 10, 2007, additional interest begain accruing at a rate of 0.75% per annum. The Company expects the exchange offer to be completed in April 2007 at which time penalty interest will cease accruing.

The senior secured credit facility and provisions of the indenture governing the senior subordinated notes contain a number of customary covenants, including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances and guarantees, make acquisitions and engage in mergers and consolidations, pay dividends and distributions, and make capital expenditures. Our senior secured credit facility and indenture governing the senior subordinated notes also include covenants relating to leverage, interest coverage and fixed charge coverage ratios. The Company believes that it is in compliance with all covenants, including its financial covenants, under the senior secured credit facility and the indenture.

Chart Ferox, a.s., or, Ferox, our wholly-owned subsidiary that operates in the Czech Republic, maintains secured revolving credit facilities with borrowing capacity, including overdraft protection, of up to $9.6 million, of which $4.4 million is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in Czech Koruna, Euros and U.S. dollars. Borrowings in Koruna are at PRIBOR, borrowings in Euros are at EUROBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 0.6%. Ferox is not required to pay a commitment fee to the lenders under the revolving credit facilities with respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.75% on the face amount of each guarantee. Ferox’s land and buildings, and accounts receivable secure $4.6 million and $2.5 million, respectively, of the revolving credit facilities. At December 31, 2006, there were no borrowings outstanding under, and $1.5 million of bank guarantees supported by the Ferox revolving credit facilities.

Our debt and related covenants are further described in Note C to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Sources and Uses of Cash

Year Ended December 31, 2006

Cash provided by operating activities for the year ended December 31, 2006 was $36.4 million, and was driven by net income before changes in assets and liabilities and a focus on working capital management.

For the year ended December 31, 2006, cash used for investing activities was $38.7 million. $15.9 million of cash, net of cash acquired, was used to purchase CSC in May 2006. Cash used for capital expenditures for 2006 was $22.3 million and primarily consisted of E&C segment heat exchanger and process system facility expansions in La Crosse, Wisconsin, Houston, Texas, and Tulsa, Oklahoma; D&S segment bulk tank facility expansions in New Prague, Minnesota, Decin, Czech Republic, Changzhou, China, and normal equipment purchases and replacements across all facilities.

Cash provided by financing activities for the year ended December 31, 2006 was $9.2 million. In May 2006, $37.1 million and $2.1 million of cash was received from the exercise of warrants and Rollover Options, respectively. On July 31, 2006, our IPO was completed and $172.5 million of cash proceeds were received, net of expenses, and a cash dividend of $150.3 was paid to stockholders existing immediately prior to the completion of the IPO. For the year ended December 31, 2006, $55.0 million of cash was primarily used to make voluntary principal payments under the term loan portion of the senior secured credit facility and $1.5 million to repay seller notes related to the CEM acquisition.

October 17, 2005 to December 31, 2005 Period

Cash provided by operating activities for the period October 17, 2005 to December 31, 2005 was $14.6 million, which included cash provided by changes in working capital components of $3.5 million.

During the period October 17, 2005 to December 31, 2005, we used $362.3 million of cash for investing activities. Cash of $356.6 million was used to pay proceeds to our former shareholders as a result of the Acquisition and $5.6 million was used for capital expenditures. The significant capital expenditures were for the construction of the new manufacturing facility in China, the expansion of the biological storage product line manufacturing facility in New Prague, Minnesota and reinvestment to upgrade existing facilities to support business growth.

Cash provided by financing activities for the period October 17, 2005 to December 31, 2005, was $348.5 million. In connection with the Acquisition, we received proceeds of $350.0 million from the senior secured credit facility and senior subordinated notes and proceeds of $111.3 million from the sale of stock to affiliates of First Reserve. These proceeds were used to pay our former shareholders, repay $76.5 million of long-term debt under the 2003 Credit Facility, pay former stock option holders $15.8 million and pay financing and transaction costs of $11.6 million and $1.8 million, respectively. In addition, we made a voluntary principal prepayment of $5.0 million on the term loan.

January 1, 2005 to October 16, 2005 Period

Cash provided by operating activities for the period January 1, 2005 to October 16, 2005 was $15.6 million and included cash used in working capital components of $10.6 million to support the growth in business, particularly in the E&C and D&S segments.

During the period January 1, 2005 to October 16, 2005, we used $20.8 million of cash for investing activities. Cash of $12.0 million, net of cash acquired, was used to acquire 100% of the equity interest in CEM. The CEM acquisition is further described in the notes to our consolidated financial statements included elsewhere in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. Cash used for capital expenditures for the period was $11.0 million. The significant capital expenditures were for the construction of the new manufacturing facility in China, the expansion of the biological storage product line manufacturing facility in New Prague, Minnesota and reinvestments to upgrade existing facilities to support growth in our businesses. In addition, we received proceeds of $1.7 million from the settlement of a promissory note related to the 2003 sale of our former Greenville Tube, LLC stainless steel tubing business.

For the period January 1, 2005 to October 16, 2005, $1.7 million of cash was provided by financing activities. We borrowed $18.9 million under our revolving credit facilities, including $10.0 million in the second quarter of 2005 under the revolving credit portion of the 2003 Credit Facility to finance our acquisition of CEM. In addition, we made net payments under the revolving credit portion of our 2003 Credit Facility and other revolving credit facilities of $15.9 million and $1.9 million of scheduled principal payments under the term loan portion of the 2003 Credit Facility, and $1.1 million of payments on other long-term debt. Proceeds from the sale of stock during this period were $1.7 million.

Year Ended December 31, 2004

Cash provided by operating activities was $35.1 million for the year ended December 31, 2004, which was primarily a result of improved operating performance of all of our business segments, including increased sales, realized savings due to continued restructuring efforts and our successful reorganization under the Bankruptcy Code enabling us to return to normal payment terms with most of our vendors. This positive cash flow was partially offset by increased inventory levels, particularly at the BioMedical segment to ensure uninterrupted service to customers during the transfer of manufacturing operations from the Burnsville, Minnesota facility to the Canton, Georgia facility.

In 2004, net cash used for investing activities was $3.3 million. Capital expenditures were $9.4 million and included the expansion of the Canton, Georgia facility to accommodate the transfer of medical product line manufacturing to that facility from the Burnsville, Minnesota facility, the expansion of our operations in China and reinvestment into other facilities. In addition, we received cash proceeds on the sale of assets of $6.1 million in 2004, which included $4.3 million from the sale of the Burnsville, Minnesota facility, $0.6 million from the sale of a vacant building and parcel of land at the New Prague, Minnesota facility, and $1.1 million from the sale of equipment at the Plaistow, New Hampshire facility.

We used $35.7 million of cash for financing activities in 2004. We paid $33.1 million to reduce our long-term debt. This amount included voluntary prepayments made in April, September and December 31, 2004, of $10.0 million, $12.0 million and $8.0 million respectively, on the term loan portion of our 2003 Credit Facility. The prepayments were made due to the significant amount of cash provided by the operating activities in 2004. Each prepayment reduced all future scheduled quarterly amortization payments on a pro-rata basis. Also, we used $1.9 million of cash for our debt restructuring initiatives including costs associated with the reorganization. We were required to delay until January 2004, when our fee applications were approved by the U.S. Bankruptcy Court, payments of approximately $0.9 million in bankruptcy related fees to various professional service providers.

Cash Requirements

The Company does not anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2007. We expect capital expenditures for 2007 to be in the range of $25.0 to $30.0 million. A significant portion of the capital expenditures are related to continued expansions at our E&C segment La Crosse, Wisconsin facility and our D&S segment China and Czech Republic facilities that we believe are necessary to support expected increased global demand for our products.

In 2007, the Company is forecasting to use approximately $27.0 million for scheduled interest payments under the senior secured credit facility and senior subordinated notes. We are not required to make any scheduled principal payments in 2007 under the term loan portion of our senior secured credit facility or senior subordinated notes, but we will consider making voluntary principal payments on our senior secured credit facility or repurchasing our senior subordinated notes on the open market to the extent permitted by our debt covenants with excess cash flow that is generated. In addition, we are forecasting to use approximately $25.0 to $27.0 million of cash to pay U.S. and foreign income taxes and approximately $0.7 million of cash to fund our defined benefit pension plans under ERISA funding requirements.

Contractual Obligations

Our known contractual obligations as of December 31, 2006 and cash requirements resulting from those obligations are as follows:

	Payments Due by Period
					2012 and
	Total	2007	2008-2009	2010-2011	Thereafter
	(Dollars in thousands)

Long-term debt	$290,000	$—	$—	$—	$290,000
Interest on long-term debt(1)	197,976	27,115	49,123	49,123	72,615
Operating leases	15,727	3,905	5,882	3,634	2,306
Pension obligations	875	674	201	—	—

Total contractual cash obligations	$504,578	$31,694	$55,206	$52,757	$364,921

(1)	The interest payments in the above table were estimated based upon our existing debt structure at December 31, 2006, which included the senior secured credit facility and senior subordinated notes, less scheduled debt payments each year, and the interest rates in effect at December 31, 2006. The planned funding of the pension and other post-employment obligations were based upon actuarial and management estimates taking into consideration the current status of the plans.

Our commercial commitments as of December 31, 2006, which include standby letters of credit and bank guarantees, represent potential cash requirements resulting from contingent events that require performance by us or our subsidiaries pursuant to funding commitments, and are as follows:

	Total	2007	2008-2010
	(Dollars in thousands)

Standby letters of credit	$13,629	$12,603	$1,026
Bank guarantees	18,452	15,646	2,806

Total commercial commitments	$32,081	$28,249	$3,832

Capital Structure

As a result of the Acquisition, we had 7,952,180 shares of common stock issued and outstanding at December 31, 2005. Also, in connection with the Acquisition, a warrant to purchase 2,651,012 shares of our common stock was issued in November 2005 to FR X Chart Holdings LLC and 2,175,186 stock options, which we refer to as the New Options, under the Amended and Restated 2005 Stock Incentive Plan (“2005 Stock Incentive Plan”) were granted to management to purchase shares of our common stock at an exercise price of $6.50 per share. In addition, certain members of management rolled over 609,851 stock options in the Acquisition from our 2004 Stock Option and Incentive Plan, the exercise price of which was adjusted to $3.50 per share. In addition, 566,581 of the Rollover Options were vested on the closing date of the Acquisition and the remaining 43,270 Rollover Options vested in the first six months of 2006. On October 17, 2005, we adopted SFAS 123(R) “Share-Based Payments” to account for our 2005 Stock Incentive Plan. See “— Recently Adopted Accounting Standards” below for further information regarding the adoption of SFAS 123(R).

In 2006, the Company granted 266,390 New Options under the 2005 Stock Incentive Plan at an exercise price of $12.16 per share. The New Options are exercisable for a period of ten years and have two different vesting schedules. As of December 31, 2006, there were 2,441,565 New Options outstanding. 860,840 of the New Options are time-based, or Time-based Options, and vest 20% per year over a five-year period, and 1,580,350 of the New Options are performance-based, or Performance-based Options, and vest based upon specified returns on First Reserve’s investment in the company.

In May 2006, the warrant was exercised at a price of $14.00 per share, resulting in proceeds of $37.1 million and 2,651,012 shares were issued to FR X Chart Holdings LLC and the 609,851 Rollover Options were exercised for an equivalent number of shares at a price of $3.50 per share, resulting in proceeds of $2.1 million.

On July 31, 2006, the Company completed its IPO of 12,500,000 shares of its common stock for net proceeds of $175,312,500. As a result of the IPO, First Reserve is no longer a majority shareholder of the Company. The remaining $150,312,500 of net proceeds was used to pay a dividend to the stockholders existing immediately prior to the completion of the IPO, consisting of affiliates of First Reserve and certain members of management. On August 25, 2006, a stock dividend of 1,875,000 shares was issued to the stockholders existing immediately prior to the completion of the IPO. As of December 31, 2006, there were 25,588,043 shares of common stock issued and outstanding.

In July and August 2006, the Company granted restricted stock units covering 15,980 shares of common stock to non-employee directors. Each of the six grants of restricted stock units had a fair market value of $40,000 on the date of grant. The restricted stock units are expected to fully vest on the first anniversary of the date of grant or earlier in the event of a change of control as defined in the 2005 Stock Incentive Plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the Securities Act.

Contingencies

We are involved with environmental compliance, investigation, monitoring and remediation activities at certain of our operating facilities, and accrue for these activities when commitments or remediation plans have been developed and when costs are probable and can be reasonably estimated. Historical annual cash expenditures for these activities have been charged against the related environmental reserves. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 8 to 14 years as ongoing costs of remediation programs. Management believes that any additional liability in excess of amounts accrued, which may result from the resolution of such matters should not have a material adverse effect on our financial position, liquidity, cash flows or results of operations.

In March 2003, CHEL filed for a voluntary administration under the U.K. Insolvency Act of 1986. It is uncertain whether we will be subject to any significant liability resulting from CHEL’s insolvency administration. See “Business — Legal Proceedings.”

In 2004, as part of the Plaistow, New Hampshire manufacturing facility closure, we withdrew from the multi-employer pension plan related to the Plaistow employees. We continue to carry a related estimated withdrawal liability of $0.2 million at December 31, 2006. Any additional liability in excess of the amount accrued is not expected to have a material adverse impact on our financial position, liquidity, cash flow or results of operations.

We are occasionally subject to various other legal claims related to performance under contracts, product liability, taxes and other matters, several of which claims assert substantial damages, in the ordinary course of our business. Based on our historical experience in litigating these claims, as well as our current assessment of the underlying merits of the claims and applicable insurance, if any, we currently believe the resolution of these other legal claims will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect. See Item 1A, “Risk Factors.”

Foreign Operations

During 2006, we had operations in Australia, China, the Czech Republic, Germany and the United Kingdom, which accounted for approximately 25.0% of consolidated sales and 17.0% of total assets at December 31, 2006. Functional currencies used by these operations include the Australian Dollar, the Chinese Renminbi Yuan, the Czech Koruna, the Euro and the British Pound. We are exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by our domestic operations in currencies other than the U.S. Dollar. The majority of these functional currencies and the other currencies in which we record transactions are fairly stable. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled us to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations in their value as compared to the U.S. Dollar.

Application of Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. Although Fresh-Start accounting required the selection of appropriate accounting policies for the Predecessor Company, the significant accounting policies previously used by the Predecessor Company have generally continued to be used by the Company. Management believes the following are some of the more critical judgmental areas in the application of its accounting policies that affect its financial position and results of operations.

Allowance for Doubtful Accounts.  We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount we believe will be collected. We also record allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. If circumstances change (e.g., higher-than-expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), our estimates of the collectibility of amounts due could be changed by a material amount.

Inventory Valuation Reserves.  We determine inventory valuation reserves based on a combination of factors. In circumstances where we are aware of a specific problem in the valuation of a certain item, a specific reserve is recorded to reduce the item to its net realizable value. We also recognize reserves based on the actual usage in recent history and projected usage in the near-term. If circumstances change (e.g., lower-than-expected or higher-than-expected usage), estimates of the net realizable value could be changed by a material amount.

Long-Lived Assets.  We monitor our long-lived assets for impairment indicators on an ongoing basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If impairment indicators exist, we perform the required analysis and record impairment charges in accordance with SFAS No. 144. In conducting our analysis, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal forecasts as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets.

Goodwill and Other Indefinite-Lived Intangible Assets.  Under SFAS No. 142, “Goodwill and Other Intangible Assets”, we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis. To test for impairment, we are required to estimate the fair market value of each of our reporting units. We developed a model to estimate the fair market value of our reporting units. This fair market value model incorporates our estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. Changes to these judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in a different assessment of the recoverability of goodwill and other indefinite-lived intangible assets.

Pensions.  We account for our defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis. Our funding policy is to contribute at least the minimum funding amounts required by law. SFAS No. 87 and the policies used by us, notably the use of a calculated value of plan assets (which is further described below), generally reduce the volatility of pension expense from changes in pension liability discount rates and the performance of the pension plans’ assets.

A significant element in determining our pension expense in accordance with SFAS No. 87 is the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets as of December 31, 2006 will be 8.25%. These expected return assumptions were developed using a simple averaging formula based upon the plans’ investment guidelines and the historical returns of equities and bonds. While over the long term, the investment strategy employed with our pension plan assets has earned in excess of such rates, we believe our assumptions for expected future returns are reasonable. However, we cannot guarantee that we will achieve these returns in the future. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets that reduces pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension expense.

At the end of each year, we determine the rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency and the expected timing of benefit payments under the plan. At December 31, 2006, we determined this rate to be 5.75%. Changes in discount rates over the past three years have not materially affected pension expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred as allowed by SFAS No. 87.

At December 31, 2006, our consolidated net pension liability recognized was $3.3 million, a decrease of $4.0 million from December 31, 2005. This reduction in liability was due to the increase in fair value of plan assets during 2006 and employer contributions to the plans of $1.3 million partially offset by benefit payments of $1.1 million. For the year ended December 31, 2006, the period October 17, 2005 to December 31, 2005 and the period January 1, 2005 to October 16, 2005, we recognized approximately $0.4 million, $0.01 million and $0.2 million, respectively, of pension income. The pension income has increased in 2006 compared to 2005 combined periods primarily due to a higher return on assets and the elimination of service costs in 2006 as the last one of our four plans was frozen in February 2006.

On September 29, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 was effective for public companies for fiscal years ending after December 15, 2006. The company adopted the balance sheet recognition provisions of SFAS 158 at December 31, 2006, the end of its fiscal year 2006. See Note H of Notes to Consolidated of this Form 10-K regarding the incremental effect of adopting SFAS 158.

Environmental Remediation Obligations.  Our obligation for known environmental problems at our current and former manufacturing facilities have been recognized on an undiscounted basis based on estimates of the cost of investigation and remediation at each site. Management reviews our environmental remediation sites quarterly to determine if additional cost adjustments or disclosures are required. The characteristics of environmental remediation obligations, where information concerning the nature and extent of clean-up activities is not immediately available and changes in regulatory requirements frequently occur, result in a significant risk of increase to the obligations as they mature. Expected future expenditures are not discounted to present value and potential insurance recoveries are not recognized until realized.

Product Warranty Costs.  We estimate product warranty costs and accrue for these costs as products are sold. Estimates are principally based upon historical product warranty claims experience over the warranty period for each product line. Due to the uncertainty and potential volatility of these warranty estimates, changes in assumptions could materially affect net income.

Revenue Recognition — Long-Term Contracts.  We recognize revenue and gross profit as work on long-term contracts progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses toward completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes will result in the reversal of previously recognized revenue and profits. When estimates indicate a loss is expected to be incurred under a contract, cost of sales is charged with a provision for such loss. As work progresses under a loss contract, revenue and cost of sales continue to be recognized in equal amounts, and the excess of costs over revenues is charged to the contract loss reserve. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion. We use the percentage of completion method of accounting primarily in the E&C segment, with the balance made up by the D&S segment.

Recently Adopted Accounting Standards

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material effect on our financial position, results of operations, liquidity or cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating and amortizing a long-lived asset be accounted for prospectively as a change in estimate, and the correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 did not have an impact on our present consolidated financial statements and will only affect financial statements to the extent there are future accounting changes or errors.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension Benefit Plans and Other Postretirement Plans”. This statement requires recognition on the balance sheet of the underfunded or overfunded status of pension and postretirement benefit plans. SFAS No. 158 also requires the recognition of changes in the funded status through other comprehensive income in the year that the changes occur. The amount of net periodic benefit cost recognized in an entity’s results of operation will not change. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company adopted SFAS No. 158 as of December 31, 2006. The adoption of this statement had no material effect on our financial position, results of operations, liquidity or cash flows.

Recently Issued Accounting Standards

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

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described in “Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	the cyclicality of the markets which we serve;

•	the loss of, or a significant reduction or delay in purchases by, our largest customers;

•	competition in our markets;

•	our compliance obligations with the Sarbanes-Oxley Act of 2002;

•	general economic, political, business and market risks associated with our non-U.S. operations;

•	our ability to successfully manage our growth;

•	the loss of key employees;

•	the pricing and availability of raw materials and our ability to manage our fixed-price contract exposure, including exposure to fixed pricing on long-term customer contracts;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	our ability to continue our technical innovation in our product lines;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the costs of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	the insolvency of our formerly consolidated subsidiary, Chart Heat Exchangers Limited, or CHEL, and CHEL’s administration proceedings in the United Kingdom, including claims that may be asserted against us with respect to CHEL’s obligations;

•	litigation and disputes involving us, including the extent of product liability, warranty, pension and severance claims asserted against us;

•	labor costs and disputes;

•	our relations with our employees;

•	our funding requirements in connection with our defined benefit pension plans;

•	fluctuations in foreign currency exchange and interest rates;

•	disruptions in our operations due to hurricanes;

•	our ability to protect our intellectual property and know-how;

•	regulations governing the export of our products;

•	additional liabilities related to taxes;

•	the possibility that our controlling stockholders’ interests will conflict with ours or yours;

•	risks associated with our substantial indebtedness, leverage, debt service and liquidity; and

•	other factors described in this Annual Report.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included in this Annual Report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, we address a portion of these risks through a program of risk management.

Our primary interest rate risk exposure results from the current senior secured credit facility’s various floating rate pricing mechanisms. We entered into an interest rate derivative contract, or collar, in March 1999 to manage interest rate risk exposure relative to our debt. This collar had a notional amount of $4.4 million at December 31, 2005 and expired in March 2006. The fair value of the contract related to the collar outstanding December 31, 2005 is a liability of less than $0.1 million and was recorded in accrued interest. If interest rates were to increase 200 basis points (2%) from December 31, 2006 rates, and assuming no changes in debt from the December 31, 2006 levels, our additional annual expense would be approximately $2.4 million on a pre-tax basis. The registration rights agreement related to the senior subordinated notes required the Company to file an Exchange Offer Registration Statement and complete the exchange offer by August 14, 2006. Since the exchange offer was not completed by that date, additional interest will accrue in increasing increments of 0.25% per annum, up to a maximum of 1.0% per annum, each subsequent 90-day period after that date until the exchange offer is completed. Accordingly, effective August 15, 2006, the interest rate on the senior subordinated notes increased by 0.25% per annum, it increased by 0.50% per annum on November 12, 2006, and it increased by 0.75% per annum on February 10, 2007. The Company expects the exchange offer to be completed in April 2007 at which time this penalty interest will cease accruing.

The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the Euro, the British pound, the Czech koruna and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are one year or less. The Company held immaterial positions in foreign exchange forward contracts at December 31, 2006.

Covenant Compliance

We believe that our senior secured credit facility and the indenture governing our outstanding notes are material agreements, that the covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. The breach of covenants in the senior secured credit facility that are tied to ratios based on Adjusted EBITDA, as defined below, could result in a default under the senior secured credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture. Additionally, under the senior secured credit facilities and indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenant levels and pro forma ratios for the four quarters ended December 31, 2006 are as follows:

			Four Quarters Ended
			December 31, 2006
	Covenant Level		Ratio

Senior Secured Credit Facility(1)
Minimum Adjusted EBITDA to cash interest ratio	2.00	x	3.50x
Maximum funded indebtedness to Adjusted EBITDA ratio	6.50	x	3.05x
Indenture(2)
Minimum pro forma Adjusted EBITDA to pro forma fixed charge coverage ratio required to incur additional debt pursuant to ratio provisions(3)	2.0	x	3.5x

(1)	The senior secured credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio starting at a minimum of 1.75x and a funded indebtedness to Adjusted EBITDA ratio starting at a maximum of 6.50x. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facility. If lenders under the senior secured credit facility failed to waive any such default, repayment obligations under the senior secured credit facility could be accelerated, which would also constitute a default under the indenture.

(2)	Our ability to incur additional debt and make certain restricted payments under our indenture, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1.0.

(3)	The ratio is calculated giving pro forma effect to the Acquisition and the incurrence of debt under the indenture and the senior secured credit facility.

*Adjusted EBITDA as used herein is defined as net income before interest expense, provision for income taxes, depreciation and amortization and further adjusted to exclude non-recurring items, non-cash items and other adjustments permitted in calculating covenants contained in the related senior secured credit facility and indenture governing the senior subordinated notes.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements and the accompanying notes that are filed as part of this Annual Report are listed under “Part IV, Item 15, Exhibits and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature page of this Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of December 31, 2006, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

In its Registration Statement on Form S-4 filed with the SEC on February 27, 2007, as amended by Amendment No. 1 filed on March 6, 2007 (the “Registration Statement”), the Company included in the 2006 Summary Compensation Table non-equity incentive plan compensation amounts for 2006 payable to its named executive officers, subject to completion of the Company’s audited 2006 financial results. The audited consolidated financial statements of the Company and its subsidiaries referenced in Item 8 are consistent with the Company’s financial performance for 2006 reviewed by the compensation committee upon which these incentive compensation amounts were based, and, accordingly, the incentive compensation payments have been made to the named executive officers in the amounts reported in the Registration Statement.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this item as to the Directors of the Company appearing under the caption “Election of Directors” in the Company’s 2007 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 is set forth in the 2007 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” which information is incorporated herein by reference. Information required by Items 407(d)(4) and (d)(5) of

Regulation S-K is set forth in the 2007 Proxy Statement under the heading “Corporate Governance and Related Matters — Audit Committee” which information is incorporated herein by reference.

The Charters of the Audit Committee, Compensation Committee and Nominations and Corporate Governance Committee and the Corporate Governance Guidelines, Officer Code of Ethics and Code of Ethical Business Conduct are available on the Company’s website at www.chartind.com and in print, without charge, to any stockholder who requests a copy. Requests for copies should be directed to Secretary, Chart Industries, Inc., One Infinity Corporate Centre Drive, Suite 300, Garfield Heights, Ohio 44125. The Company intends to disclose any amendments to the Code of Ethical Business Conduct or Officer Code of Ethics, and any waiver of the Code of Ethical Business Conduct or Officer Code of Ethics granted to any Director or Executive Officer of the Company, on the Company’s website.

Item 11.  Executive Compensation.

The information required by Item 402 and 407(e)(4) of Regulation S-K is set forth in the 2007 Proxy Statement under the headings “Compensation Discussion and Analysis” and “Executive and Director Compensation,” which information is incorporated herein by reference. The information required by Item 407(e)(5) of Regulation S-K is set forth in the 2007 Proxy Statement under the heading “Compensation Committee Report,” which information is furnished and shall not be deemed “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, or otherwise be subject to the liability of that Section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporated it by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2007 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2007 Proxy Statement under the headings “Certain Related Party Transactions” and “Corporate Governance and Related Matters — Director Independence,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is set forth in the 2007 Proxy Statement under the heading “Principal Accountant Fees and Services” which information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this 2006 Annual Report on Form 10-K:

1. Financial Statements.  The following consolidated financial statements of the Company and its subsidiaries and the report of the Company’s independent registered public accounting firm are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets (Company) at December 31, 2006 and 2005 (Company)

Consolidated Statements of Operations for the year ended December 31, 2006 (Company), the period from October 17, 2005 to December 31, 2005 (Company), the period from January 1, 2005 through

October 16, 2005 (Predecessor Company) and the year ended December 31, 2004 (Predecessor Company)

Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2006 (Company), the period from October 17, 2005 through December 31, 2005 (Company), the period from January 1, 2005 through October 16, 2005 (Predecessor Company) and the year ended December 31, 2004 (Predecessor Company).

Consolidated Statements of Cash Flows for the year ended December 31, 2006 (Company), the period from October 17, 2005 through December 31, 2005 (Company), the period from January 1, 2005 through October 16, 2005 (Predecessor Company) and the year ended December 31, 2004 (Predecessor Company).

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits.  See the Index to Exhibits at page E-1 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHART INDUSTRIES, INC.

By:	/s/ Samuel F. Thomas
Samuel F. Thomas
President and Chief Executive Officer

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title

/s/ Samuel F. Thomas Samuel F. Thomas	President, Chief Executive Officer and a Director (Principal Executive Officer)

/s/ Michael F. Biehl Michael F. Biehl	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ James H. Hoppel, Jr. James H. Hoppel, Jr.	Chief Accounting Officer, Controller and Assistant Treasurer (Principal Accounting Officer)

/s/ Ben A. Guill Ben A. Guill	Chairman of the Board of Directors

/s/ Timothy H. Day Timothy H. Day	Director

/s/ Richard E. Goodrich Richard E. Goodrich	Director

/s/ Steven W. Krablin Steven W. Krablin	Director

/s/ Kenneth W. Moore Kenneth W. Moore	Director

/s/ Michael W. Press Michael W. Press	Director

Date: March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Chart Industries, Inc.

We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2006, the period from October 17, 2005 through December 31, 2005, the period from January 1, 2005 through October 16, 2005, and the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, the period from October 17, 2005 through December 31, 2005, the period from January 1, 2005 through October 16, 2005, and the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As more fully described in Notes H and I to the consolidated financial statements on December 31, 2006 and October 17, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158 “Employees Accounting for Defined Benefit Pension and Other Post-Retirement Plans,” and changed its method of accounting for stock based compensation by adopting the fair value recognition provisions of Statement of Financial Accounting Standards No.  123(R), “Share Based Payments,” respectively.

/s/  ERNST & YOUNG LLP

Cleveland, Ohio
March 13, 2007

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands, except per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$18,854	$11,326
Accounts receivable, net	76,762	62,463
Inventories, net	72,857	53,132
Unbilled contract revenue	32,993	21,305
Prepaid expenses	5,558	3,037
Other current assets	20,527	12,552
Assets held for sale	3,084	3,084

Total Current Assets	230,635	166,899
Property, plant and equipment, net	85,723	63,701
Goodwill	247,144	236,742
Identifiable intangible assets, net	146,623	154,063
Other assets, net	14,750	14,236

TOTAL ASSETS	$724,875	$635,641

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$48,031	$30,328
Customer advances and billings in excess of contract revenue	45,200	24,683
Accrued salaries, wages and benefits	24,734	19,797
Warranty reserve	4,765	3,598
Other current liabilities	15,761	17,606
Short-term debt	750	2,304

Total Current Liabilities	139,241	98,316
Long-term debt	290,000	345,000
Long-term deferred tax liability, net	55,466	56,038
Other long-term liabilities	20,434	19,957
Shareholders’ Equity
Common stock, par value $.01 per share — 150,000,000 and 9,500,000 shares authorized, as of December 31, 2006 and 2005, respectively, 25,588,043 and 7,952,180 shares issued and outstanding at December 31, 2006 and 2005, respectively — See Note A	256	80
Additional paid-in capital — See Note A	185,567	117,304
Retained earnings (deficit)	26,389	(506)
Accumulated other comprehensive income (loss)	7,522	(548)

	219,734	116,330

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$724,875	$635,641

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Company		Predecessor Company
	Year	October 17,	January 1,	Year
	Ended	2005 to	2005 to	Ended
	December 31,	December 31,	October 16,	December 31,
	2006	2005	2005	2004
	(Dollars and shares in thousands, except per share amounts)

Sales	$537,454	$97,652	$305,497	$305,576
Cost of sales	382,535	75,733	217,284	211,770

Gross profit	154,919	21,919	88,213	93,806
Selling, general and administrative expenses	72,214	13,659	57,140	50,565
Amortization expense	15,438	2,973	2,686	2,809
Acquisition expenses	—	—	6,602	—
Employee separation and plant closure costs	396	139	1,057	3,169
Loss (gain) on sale of assets	—	78	(131)	133
Equity expense in joint venture	—	—	—	51

	88,048	16,849	67,354	56,727

Operating income	66,871	5,070	20,859	37,079
Other income (expense)
Interest expense, net	(25,461)	(5,565)	(4,192)	(4,760)
Financing costs amortization	(1,536)	(308)	—	—
Derivative contracts valuation income	—	9	28	48
Foreign currency gain (loss)	533	(101)	(659)	465

	(26,464)	(5,965)	(4,823)	(4,247)

Income (loss) before income taxes and minority interest	40,407	(895)	16,036	32,832
Income tax expense (benefit)
Current	19,376	1,902	9,420	8,031
Deferred	(6,332)	(2,343)	(2,261)	2,103

	13,044	(441)	7,159	10,134

Income (loss) before minority interest	27,363	(454)	8,877	22,698
Minority interest, net of taxes	(468)	(52)	(19)	(98)

Net income (loss)	$26,895	$(506)	$8,858	$22,600

Net income (loss) per common share — basic	$1.70	$(0.06)	$1.65	$4.22
Net income (loss) per common share — diluted	$1.65	$(0.06)	$1.57	$4.10
Weighted average number of common shares outstanding:
Basic	15,835	7,952	5,366	5,351
Diluted	16,269	7,952	5,638	5,516

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock				Accumulated	Total
			Additional	Retained	Other	Shareholders’
	Shares		Paid-In	Earnings	Comprehensive	Equity
	Outstanding	Amount	Capital	(Deficit)	(Loss) Income	(Deficit)
	(Dollars and shares in thousands)

Balance at December 31, 2003, Predecessor Company	5,325	53	89,812	31	911	90,807
Net income	—	—	—	22,600	—	22,600
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	2,635	2,635
Minimum pension liability adjustment, net of taxes of $671	—	—	—	—	(1,243)	(1,243)

Comprehensive income						23,992
Issuance of common shares	33	1	840	—	—	841

Balance at December 31, 2004, Predecessor Company	5,358	54	90,652	22,631	2,303	115,640
Net income	—	—	—	8,858	—	8,858
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(2,240)	(2,240)

Comprehensive income						6,618
Stock option pay-out adjustment, net of tax of $1,621	—	—	(2,628)	—	—	(2,628)
Issuance of common shares	51	—	1,691	—	—	1,691

Balance at October 16, 2005, Predecessor Company	5,409	$54	$89,715	$31,489	$63	$121,321

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

	Common Stock				Accumulated
			Additional	Retained	Other	Total
	Shares		Paid-In	(Loss)	Comprehensive	Shareholders’
	Outstanding	Amount	Capital	Earnings	(Loss) Income	Equity
	(Dollars and shares in thousands)

Balance at October 17, 2005 (Date of Acquisition)	—	$—	$—	$—	$—	$—
Equity contributions:
Cash investment	7,952	17	111,281	—	—	111,298
Rollover of Predecessor Company vested stock options	—	—	5,947	—	—	5,947
Net loss	—	—	—	(506)	—	(506)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(286)	(286)
Minimum pension liability adjustment, net of taxes of $162	—	—	—	—	(262)	(262)

Comprehensive (loss)	—	—	—	—	—	(1,054)
Compensation expense recognized for employee stock options	—	—	139	—	—	139
Stock split (See Note A)	—	63	(63)	—	—	—

Balance at December 31, 2005, Company	7,952	$80	$117,304	$(506)	$(548)	$116,330
Equity contributions:
Net income	—	—	—	26,895	—	26,895
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	6,638	6,638
Minimum pension liability adjustment, net of taxes of $885	—	—	—	—	1,432	1,432

Comprehensive income						8,070
Compensation expense recognized for employee stock options	—	—	1,748	—	—	1,748
Initial public offering, net proceeds	12,500	125	172,367	—	—	172,492
Cash dividends	—	—	(150,313)	—	—	(150,313)
Exercise of warrants	2,651	26	37,077	—	—	37,103
Exercise of options	610	6	2,128	—	—	2,134
Stock dividend	1,875	19	(19)	—	—	—
Tax benefit on non-qualifying stock options	—	—	5,275	—	—	5,275

Balance at December 31, 2006, Company	25,588	$256	$185,567	$26,389	$7,522	$219,734

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Company		Predecessor Company
	Year	October 17,	January 1,	Year
	Ended	2005 to	2005 to	Ended
	December 31,	December 31,	October 16,	December 31,
	2006	2005	2005	2004
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income (loss)	$26,895	$(506)	$8,858	$22,600
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Inventory purchase accounting charge	—	8,903	—	—
Reorganization value in excess of amounts allocable to identifiable assets	—	—	—	1,430
Financing costs amortization	1,536	308	—	—
Employee stock and stock option related compensation expense	1,907	437	9,509	2,433
Employee separation and plant closure costs	—	—	—	177
Loss (gain) on sale of assets	—	78	(131)	133
Purchased in-process research and development charge	—	—	2,768	—
Depreciation and amortization	20,913	4,088	6,808	8,490
Equity loss from joint venture	—	—	—	51
Foreign currency transaction (gain) loss	(533)	101	659	(465)
Minority interest	734	95	29	198
Deferred income tax expense (benefit)	(6,332)	(2,343)	(2,261)	2,103
Changes in assets and liabilities, net of effects from Acquisition:
Accounts receivable	(9,621)	(8,267)	(8,611)	(4,661)
Inventory	(15,366)	2,812	(6,463)	(11,566)
Unbilled contract revenues and other current assets	(19,974)	2,687	(11,039)	2,903
Accounts payable and other current liabilities	21,049	2,317	6,634	4,602
Deferred income taxes	(1,599)	779	731	—
Customer advances and billings in excess of contract revenue	16,789	3,146	8,150	6,631

Net Cash Provided By Operating Activities	36,398	14,635	15,641	35,059
INVESTING ACTIVITIES
Capital expenditures	(22,253)	(5,601)	(11,038)	(9,379)
Proceeds from sale of assets	—	—	2,220	6,057
Acquisition of business, net of cash acquired	(15,927)	—	(12,147)	—
Payments to Predecessor Company shareholders for Acquisition	—	(356,649)	—	—
Other investing activities	(484)	—	166	5

Net Cash Used In Investing Activities	(38,664)	(362,250)	(20,799)	(3,317)
FINANCING ACTIVITIES
Proceeds from long-term debt	—	350,000	—	—
Borrowings on revolving credit facilities	4,250	2,605	18,901	1,742
Payments on revolving credit facilities	(4,339)	(4,790)	(15,916)	(1,742)
Principal payments on long-term debt	(56,517)	(81,457)	(2,968)	(33,148)
Proceeds from equity contribution	—	111,298	—	—
Payment of financing costs	(854)	(11,558)	—	—
Payment of exercised stock options	—	(15,756)	—	—
Payment of Acquisition costs	—	(1,853)	—	—
Initial public offering proceeds, net	172,496	—	—	—
Dividend payment	(150,313)	—	—	—
Warrant and option exercise proceeds	39,237	—	—	—
Debt restructuring-related fees paid	—	—	—	(1,882)
Payments on interest rate collars	—	—	—	(805)
Proceeds from sale of stock	—	—	1,691	400
Tax benefit from exercise of stock options	5,275	—	—	—
Other financing activities	—	—	—	(309)

Net Cash Provided By (Used In) Financing Activities	9,235	348,489	1,708	(35,744)

Net increase (decrease) in cash and cash equivalents	6,969	874	(3,450)	(4,002)
Effect of exchange rate changes on cash	559	(1,018)	106	216
Cash and cash equivalents at beginning of period	11,326	11,470	14,814	18,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,854	$11,326	$11,470	$14,814

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations:  Chart Industries, Inc. (the “Company”), is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and use of industrial gases and hydrocarbons. The Company has domestic operations located in seven states, including the principal executive offices located in Garfield Heights, Ohio, and an international presence in Australia, China, the Czech Republic, Germany and the United Kingdom.

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Investments in affiliates where the Company’s ownership is between 20 percent and 50 percent, or where the Company does not have control but has the ability to exercise significant influence over operations or financial policy, are accounted for under the equity method. The Company’s Chart Heat Exchangers Limited (“CHEL”) subsidiary, the equity of which was 100 percent owned by the Company, filed for a voluntary administration under the U.K. Insolvency Act of 1986 on March 28, 2003, as more fully described in Note K to the consolidated financial statements. Since CHEL is not under the control of the Company subsequent to March 28, 2003, the consolidated financial statements do not include the accounts or results of CHEL subsequent to this date.

Basis of Presentation:  The consolidated financial statements have been adjusted as of and for the year ended December 31, 2005 to give effect to the 4.6263-for-one stock split of the Company’s common stock that occurred on July 20, 2006, and related adjustments to its capital structure and stock options that were effected upon the completion of the Company’s initial public offering (“IPO”) further described below.

On July 31, 2006, the Company completed its IPO of 12,500 shares of its common stock for net proceeds of $175,313. As a result of the IPO, FR X Chart Holdings LLC, an affiliate of First Reserve Fund X, L.P (“First Reserve”), was no longer the majority shareholder of the Company. On August 1, 2006, $25,000 of the net proceeds was used to repay a portion of the term loan portion of the senior secured credit facility. The remaining $150,313 of net proceeds was used to pay a dividend to the stockholders existing immediately prior to the completion of the IPO, consisting of affiliates of First Reserve and certain members of management. On August 25, 2006, a stock dividend of 1,875 shares was issued to the stockholders existing immediately prior to the completion of the IPO.

On August 2, 2005, the Company, certain stockholders of the Company (the “Principal Stockholders”), First Reserve Fund X, L.P. (“First Reserve”) and CI Acquisition, Inc., a wholly owned subsidiary of First Reserve (“CI Acquisition”), entered into an agreement and plan of merger (“Merger Agreement”). The Merger Agreement provided for the sale of shares of common stock of the Company owned by the Principal Stockholders (“Principal Stockholders Shares”) to CI Acquisition, which is referred to as the “Stock Purchase”, and the merger of CI Acquisition with and into the Company, with the Company surviving the merger as a wholly-owned indirect subsidiary of First Reserve, which is referred to as the “Merger”. The Stock Purchase and Merger are collectively referred to as the “Acquisition”. Upon satisfaction of the conditions to the Stock Purchase, CI Acquisition agreed to purchase the Principal Stockholders Shares for a purchase price (the “Per Share Purchase Price”) equal to $65.74 per share in cash, minus the result of (i) the expenses of the Company related to the Acquisition (as provided in the Merger Agreement) divided by (ii) the number of fully-diluted shares of Company common stock outstanding immediately before the closing (assuming full exercise of all Company stock options and warrants). The Merger Agreement provided for the occurrence of the Merger after the closing of the Stock Purchase, and provided that at the effective time of the Merger each share of Company common stock outstanding (other than treasury stock, shares held by Buyer or CI Acquisition, and shares with respect to which appraisal rights have been exercised under Delaware law) will be converted into the right to receive the Per Share Purchase Price (or the price paid in the Stock

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

Purchase, if greater) in cash, without interest (the “Merger Consideration”). Furthermore, the Merger Agreement provided that the holders of outstanding warrants and stock options to acquire shares of common stock of the Company (other than any stock options adjusted to represent options to acquire stock of the surviving corporation in the Merger) will be entitled to receive an amount in cash equal to the product of (i) the number of shares of common stock of the Company issuable upon the exercise of the surrendered warrant or option, as applicable, as of immediately prior to the effective time of the Merger multiplied by (ii) the excess of the Merger consideration over the per share exercise price of the warrant or option, subject to applicable withholding taxes. The Merger Agreement further provided that after the Merger, no holders of common stock, warrants or options (other than any stock options adjusted to represent options to acquire stock of the surviving corporation in the Merger) outstanding before the Merger will have any rights in respect of such common stock, warrants or options, other than the right to receive the cash referred to above.

On October 17, 2005, the closing of the Acquisition (the “Closing Date”) took place under the terms of the Merger Agreement. The Stock Purchase was made by CI Acquisition for a Per Share Purchase Price of $64.75 per share of common stock ($65.74 per share, less the Company’s transaction expenses of $0.99 per share) and immediately following the Stock Purchase, the Merger occurred. At the effective time of the Merger, each outstanding share of the Company’s common stock (other than treasury stock, shares held by First Reserve or CI Acquisition, and shares as to which appraisal rights were exercised under Delaware law) was converted into the right to receive $64.75 per share and CI Acquisition merged with and into Chart Industries, Inc. (which is referred to after the merger as the “Company”). In the Merger, outstanding warrants and stock options to acquire common stock of the Company (other than any stock options adjusted to represent options to acquire the stock of the surviving corporation in the Merger) were likewise cancelled and treated in accordance with the terms of the Merger Agreement. Certain stock options outstanding immediately before the Merger were not cancelled and were adjusted under the terms of the Merger Agreement to represent options to acquire the Company’s common stock after the Merger. The purchase price related to the Acquisition was $456,662 and included $356,649 of cash paid for common stock and warrants outstanding, $15,756 of cash paid for Predecessor Company stock options, repayment of $76,458 of existing pre-Acquisition credit facility and certain other debt, $1,852 of First Reserve’s acquisition expenses and vested stock options of the Company and its subsidiaries prior to the Acquisition (“Predecessor Company”) valued at $5,947 to acquire stock of the Company.

The table below summarizes the fair value assigned to the Company’s assets and liabilities within the balance sheet as of October 17, 2005 as a result of the Acquisition, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”:

Cash and cash equivalents	$20,861
Accounts receivable, net	54,594
Inventories, net	65,005
Unbilled contract revenue	22,667
Prepaid expenses	3,544
Other current assets	5,396
Assets held for sale	3,084
Deferred income taxes, net	4,900

Total Current Assets	180,051

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

Property, plant and equipment	61,189
Goodwill	236,823
Identifiable intangible assets	157,162
Other assets	13,357

Total Assets	$648,582

Accounts payable	$31,469
Customer advances and billings in excess of contract revenue	23,546
Accrued salaries, wages and benefits	16,069
Warranty reserve	3,439
Other current liabilities	25,620
Short-term debt	4,486

Total Current Liabilities	104,629
Long-term debt	350,000
Long-term deferred tax liability, net	56,978
Other non-current liabilities	18,392
Minority interest	1,337
Shareholder’s equity	$117,246

Total Liabilities and Shareholder Equity	$648,582

The consolidated financial statements and accompanying notes as of December 31, 2006 and 2005, and the year ended December 31, 2006 and the period October 17, 2005 to December 31, 2005 are for the Company. The consolidated financial statements and the accompanying notes for the period from January 1 to October 16, 2005 and for the year ended December 31, 2004 are for the Predecessor Company.

Cash and Cash Equivalents:  The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The December 31, 2006 and 2005 balances include money market investments.

Concentrations of Credit Risks:  The Company sells its products to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing industries in countries all over the world. Approximately 52%, 51% and 52% of sales were made in or exported to foreign countries in 2006, 2005 and 2004, respectively. While no single customer exceeded ten percent of consolidated sales in 2006, 2005 or 2004, sales to the Company’s top ten customers accounted for 42%, 39% and 45% of consolidated sales in 2006, 2005 and 2004, respectively. The Company’s sales to particular customers fluctuate from period to period, but the gas producer and distributor customers of the Company tend to be a consistently large source of revenue for the Company. To minimize credit risk from trade receivables, the Company reviews the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitors the financial condition of customers to help ensure timely collections and to minimize losses. Additionally, for certain domestic and foreign customers, particularly in the Energy and Chemicals segment, the Company requires advance payments, letters of credit and other such guarantees of payment. Certain customers also require the Company to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order.

The Company is also subject to concentrations of credit risk with respect to its cash and cash equivalents and forward foreign currency exchange contracts. To minimize credit risk from these financial instruments, the Company enters into these arrangements with major banks and other high credit quality financial institutions and

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

invests only in high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations in this area.

Allowance for Doubtful Accounts:  The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, or substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. The Company also records allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. The allowance for doubtful accounts balance at December 31, 2006 and 2005 was $1,125 and $1,304, respectively.

Inventories:  Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method at December 31, 2006 and 2005. The components of inventory are as follows:

	December 31,
	2006	2005

Raw materials and supplies	$32,404	$26,385
Work in process	20,974	13,003
Finished goods	19,479	13,744

	$72,857	$53,132

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

Property, Plant and Equipment:  At October 17, 2005, property, plant and equipment was recorded at fair value under SFAS 141 “Business Combinations”. The depreciable lives were adjusted to reflect the estimated remaining useful life of each asset and all existing accumulated depreciation of the Predecessor Company was eliminated. Subsequent to October 17, 2005, all capital expenditures for property, plant and equipment are stated on the basis of cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, whereas major improvements are capitalized. The cost of applicable assets is depreciated over their estimated useful lives. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense was $5,475 for the year ended December 31, 2006, $1,115 for the period from October 17, 2005 to December 31, 2005, $4,122 for the period January 1, 2005 to October 16, 2005, and $5,681 for the year ended December 31, 2004. The following table summarizes the components of property, plant and equipment:

		December 31,
Classification	Estimated Useful Life	2006	2005

Land and buildings	20-35 years (buildings)	$43,379	$33,886
Machinery and equipment	3-12 years	28,908	19,750
Computer equipment, furniture and fixtures	3-7 years	3,626	2,383
Construction in process		17,795	8,244

		93,708	64,263
Less accumulated depreciation		(7,985)	(562)

Total property, plant and equipment, net		$85,723	$63,701

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

The Company monitors its property, plant and equipment, and finite-lived intangible assets for impairment indicators on an ongoing basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If impairment indicators exist, the Company performs the required analysis and records impairment charges in accordance with SFAS No. 144. In conducting its analysis, the Company compares the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal forecasts as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets.

Goodwill and Other Intangible Assets:  In conjunction with the Acquisition as previously, the Company recorded $236,742 of goodwill and $153,320 of other intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company does not amortize goodwill or other indefinite-lived intangible assets, but reviews them at least annually for impairment using a measurement date of October 1st. The Company amortizes intangible assets that have finite useful lives over their useful lives.

SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment and that goodwill be tested for impairment at the reporting unit level on an annual basis. Under SFAS No. 142, a company determines the fair value of any indefinite-lived intangible assets, compares the fair value to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Goodwill is tested utilizing a two-step approach. After recording any impairment losses for indefinite-lived intangible assets, a company is required to determine the fair value of each reporting unit and compare the fair value to its carrying value, including goodwill, of such reporting unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount of the impairment, if any, would then be measured in step two, which compares the implied fair value of the reporting

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

unit’s goodwill with the carrying amount of that goodwill. The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets:

	Weighted	December 31, 2006		December 31, 2005
	Average	Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization

Finite-lived assets
Unpatented technology	9 years	$9,400	$(1,364)	$9,400	$(235)
Patents	10 years	8,138	(1,287)	8,138	(298)
Product names	14 years	2,580	(255)	940	(10)
Backlog	14 months	6,720	(6,336)	5,440	(1,110)
Non-compete agreements	3 years	3,474	(977)	1,344	(280)
Licenses and certificates	18 months	48	(48)	48	(20)
Customer relations	13 years	101,066	(8,647)	96,906	(1,480)
Other	—	60	(9)	—	—

		$131,486	$(18,923)	$122,216	$(3,433)

Indefinite-lived intangible assets:
Goodwill		$247,144		$236,742
Trademarks and trade names		34,060		35,280

		$281,204		$272,022

Amortization expense for intangible assets subject to amortization was $15,438 for the year ended December 31, 2006, $2,973 for the period October 17, 2005 to December 31, 2005, $2,686 for the period January 1, 2005 to October 16, 2005, and $2,809 for the year ended December 31, 2004, and is estimated to range from approximately $10,800 to $9,500 annually for fiscal years 2007 through 2011, respectively.

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

The Company’s primary interest rate risk exposure results from various floating rate pricing mechanisms in the consolidated term loan and revolving credit facility. This interest rate risk has been partially managed by the use of an interest rate derivative contract relating to a portion of the term debt. The interest rate derivative contract was a collar and resulted in putting a cap on the base LIBOR interest rate at approximately 7.0 percent and a floor at approximately 5.0 percent on certain portions of the Company’s floating rate term debt. The Predecessor Company entered into an interest rate collar in March 1999 to manage interest rate risk exposure relative to its term debt. This collar, in the amount of $4,430 at December 31, 2005, expired in March 2006. The Company’s interest rate collar did not qualify as a hedge under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which required such a collar to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statement of operations. The fair value of the contract related to the collar outstanding at December 31, 2005 of $5 is recorded in accrued interest.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

The change in fair value for the period October 17, 2005 to December 31, 2005, period January 1, 2005 to October 16, 2005, and year ended December 31, 2004, of $9, $28 and $48, respectively, is recorded in derivative contracts valuation income.

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

The Company held foreign exchange forward sale contracts for notional amounts as follows:

	December 31
	2006	2005

Euros	7,200	2,400

Product Warranties:  The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The Company estimates product warranty costs and accrues for these costs as products are sold. Estimates are principally based upon historical product warranty claims experience over the warranty period for each product line. The changes in the Company’s consolidated warranty reserve are as follows:

	Company		Predecessor Company
	Year	October 17,	January 1,	Year
	Ended	2005 to	2005 to	Ended
	December 31,	December 31,	October 16,	December 31,
	2006	2005	2005	2004
Balance at beginning of period	$3,598	$3,439	$2,812	$3,208
Warranty expense	4,210	515	2,206	1,522
Warranty usage	(3,043)	(356)	(1,579)	(1,918)

Balance at end of period	$4,765	$3,598	$3,439	$2,812

Shareholders’ Equity:  The Company reports comprehensive income in its consolidated statement of shareholders’ equity. The components of accumulated other comprehensive income (loss) are as follows:

	December 31,	December 31,
	2006	2005

Foreign currency translation adjustments	$6,352	$(286)
Minimum pension liability adjustments net of taxes of $885 and $162 at December 31, 2006 and 2005, respectively	$1,170	(262)

	$7,522	$(548)

In 2004, the Company finalized the liquidation of the BioMedical operation in Solingen, Germany and recognized $403 of foreign currency gain, $258 net of tax, related to the elimination of the foreign currency translation adjustments previously recorded as part of this entity.

Revenue Recognition:  For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement and the selling price to the buyer is fixed or determinable. For brazed aluminum heat

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

exchangers, cold boxes, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. Earned revenue on contracts in process at December 31, 2006, 2005 and 2004, totaled $216,760, $126,122 and $47,978, respectively. Timing of amounts billed on contracts varies from contract to contract and could cause significant variation in working capital needs. Amounts billed on percentage of completion contracts in process at December 31, 2006, 2005 and 2004 totaled $224,366, $125,971 and $43,343, respectively. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the proper period as these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion.

Distribution Costs:  The Company records distribution costs, including warehousing and freight related to product shipping, in cost of sales.

Advertising Costs:  The Company incurred advertising costs of $2,684 for the year ended December 31, 2006, $556 for the period October 17, 2005 to December 31, 2005, $2,151 for the period January 1, 2005 to October 16, 2005, and $2,833 for the year ended December 31, 2004. Such costs are expensed as incurred.

Research and Development Costs:  The Company incurred research and development costs of $3,876 for the year ended December 31, 2006, $805 for the period October 17, 2005 to December 31, 2005, $2,198 for the period January 1, 2005 to October 16, 2005, and $3,279 for the year ended December 31, 2004. Such costs are expensed as incurred.

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

Deferred Income Taxes:  The Company and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial reporting and the consolidated tax return in accordance with the liability method. A valuation allowance is provided against net deferred tax assets if conditions indicate that it is more likely than not that the benefit related to such assets will not be realized.

Employee Stock Options:  In 2005 and 2006, the Company granted stock options (“New Options”), under the 2005 Stock Incentive Plan (“Stock Incentive Plan”) to certain management employees. In addition, under the Company’s 2004 Stock Option and Incentive Plan (“2004 Plan”) certain management employees rolled over stock options (“Rollover Options”). The Company adopted SFAS 123(R)“Share- Based Payments”, on October 17, 2005 using the modified prospective method, to account for these New Options. The New Options are exercisable for a period of ten years and have two different vesting schedules. The time-based (“Time-based Options”) vest annually in equal installments over a five-year period and the performance-based (“Performance-based Options”) vest based upon specified actual returns on First Reserve’s investment in the Company. Furthermore, certain of the Rollover Options were vested on the Closing Date of the Acquisition. In April 2006, the Board of Directors took action to vest all remaining Rollover Options that had not been previously vested. The New Options generally may not be transferred. The Company’s policy is to issue authorized shares upon the exercise of any stock options. In addition, all of the 2004 stock options under the 2004 Plan of the Predecessor Company, except for the Rollover Options described above, were deemed to be exercised in conjunction with the Acquisition. These 2004 Options were

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

accounted for under the intrinsic value method of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for employee stock options. See Note I for further discussions regarding the stock options.

Earnings per share:  The following table presents calculations of income (loss) per share of common stock:

	Company		Predecessor Company
	Year	October 17,	January 1,	Year
	Ended	2005 to	2005 to	Ended
	December 31,	December 31,	October 16,	December 31,
	2006	2005	2005	2004
Net income (loss)	$26,895	$(506)	$8,858	$22,600

Net income (loss) per common share — basic	$1.70	$(0.06)	$1.65	$4.22
Net income (loss) per common share — diluted	$1.65	$(0.06)	$1.57	$4.10
Weighted average number of common shares outstanding — basic	15,835	7,952	5,366	5,351
Incremental shares issuable upon assumed exercise of stock warrants	—	—	61	15
Incremental shares issuable upon assumed conversion and exercise of stock options	434	—	211	150

Total shares — diluted	16,269	7,952	5,638	5,516

The assumed conversion of the Company’s potentially dilutive stock options and warrants was anti-dilutive for the period from October 17, 2005 to December 31, 2005. For the purposes of computing diluted earnings per share, weighted average common share equivalents do not include 1,041 stock options and 1,360 warrants for the period from October 17, 2005 to December 31, 2005 as the effect would be anti-dilutive.

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

Recently Adopted Accounting Standards:  In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted the statement on January 1, 2006 and the statement did not have a material effect on our financial position, results of operations, liquidity or cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating and amortizing a long-lived asset be accounted for prospectively as a change in estimate, and the correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

December 15, 2005. The implementation of SFAS 154 did not have an impact on our present consolidated financial statements and will only affect financial statements to the extent there are future accounting changes or errors.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the pro forma disclosure option allowed under SFAS 123. SFAS 123(R)is effective for nonpublic entities for fiscal years beginning after December  15, 2005. We adopted SFAS 123(R) on October 17, 2005 in conjunction with the Acquisition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension Benefit Plans and Other Postretirement Plans”. This statement requires recognition on the balance sheet of the underfunded or overfunded status of pension and postretirement benefit plans. SFAS No. 158 also requires the recognition of changes in the funded status through other comprehensive income in the year that the changes occur. In addition, SFAS No. 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year end balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end balance sheet is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of December 31, 2006 (See Note H). The adoption of this statement had no effect on our financial position, results of operations, liquidity or cash flows.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE B — Balance Sheet Components

The following table summarizes the components of other current assets, other assets, net, other current liabilities and other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2006 and 2005:

	December 31,
	2006	2005

Other current assets:
Deposits	$2,003	$306
Deferred income taxes	7,417	6,429
Other receivables	11,107	5,817

	$20,527	$12,552

Other assets net:
Deferred financing costs	$11,068	$11,749
Cash value life insurance	1,640	1,265
Other	2,042	1,222

	$14,750	$14,236

Other current liabilities:
Accrued interest	$5,144	$4,599
Accrued other taxes	678	1,948
Accrued rebates	4,013	3,152
Accrued employee separation and plant closure costs	1,868	1,986
Accrued other	4,058	5,921

	$15,761	$17,606

Other long-term liabilities:
Accrued environmental	$6,658	$6,608
Accrued pension cost	3,355	7,233
Minority interest	2,111	1,103
Accrued contingencies and other	8,310	5,013

	$20,434	$19,957

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements

The following table shows the components of the Company’s borrowings at December 31, 2006 and 2005, respectively.

	December 31,
	2006	2005

Senior term loan, due October 2012 and September 2009, respectively, average interest rate of 6.93% and 6.62% at December 31, 2006 and 2005, respectively	$120,000	$175,000
Subordinated notes, due 2015, interest accrued at 9.125%	170,000	170,000
Revolving foreign credit facility and other short-term debt	750	2,304

Total debt	290,750	347,304
Less: current maturities	750	2,304

Long-term debt	$290,000	$345,000

In connection with the Acquisition, the Company entered into a senior secured credit facility (the “Senior Credit Facility”) and completed a $170,000 offering of 9 1/8% senior subordinated notes (the “Subordinated Notes”). The Company repaid the then existing credit facility of the Predecessor Company, as described further below, and certain other debt on or before October 17, 2005, the Closing Date of the Acquisition. The Senior Credit Facility consists of a $180,000 term loan facility (the “Term Loan”) and a $115,000 revolving credit facility (the “Revolver”), of which $55,000 may be used for letters of credit extending beyond one year from their date of issuance. The Term Loan and Subordinated Notes were fully funded on the Closing Date. The Term Loan matures on October 17, 2012 and the Revolver matures on October 17, 2010. As a result of four voluntary principal prepayments in December 2005, and March, June and August 2006, the Term Loan does not require any principal payments prior to the maturity date. The interest rate under the Senior Credit Facility is, at the Company’s option, the Alternative Base Rate (“ABR”) plus 1.0% or LIBOR plus 2.0% on the Term loan and ABR plus 1.5% or LIBOR plus 2.5% on the Revolver. The applicable interest margin on the Revolver could decrease based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay an annual administrative fee of $100, a commitment fee of 0.5% on the unused Revolver balance, a letter of credit participation fee of 2.5% per annum on the letter of credit exposure and a letter of credit issuance fee of 0.25%. The obligations under the Senior Credit Facility are secured by substantially all of the assets of the Company’s U.S. Subsidiaries and 65% of the capital stock of the Company’s non-U.S. Subsidiaries.

The Subordinated Notes are due in 2015 with interest payable semi-annually on April 15th and October 15th. The registration rights agreement required the Company to file an Exchange Offer Registration Statement and complete the exchange offer for the Subordinated Notes by August 14, 2006. Since the exchange offer was not completed when required, additional interest at a rate of 0.25% per annum accrued on the Subordinated Notes for the 90-day period ending November 11, 2006. Additional interest will accrue in further increments of 0.25%, per annum up to a maximum of 1.0%, per annum each subsequent 90-day period until the exchange offer is completed. On November  12, 2006 and February 10, 2007, the additional interest rate on the Subordinated Notes increased by 0.50% per annum and 0.75% per annum, respectively. The Company expects the exchange offer to be completed in April 2007 at which time additional interest will cease accruing.

Any of the Subordinated Notes may be redeemed solely at the Company’s option beginning on October 15, 2010. The initial redemption price is 104.563 percent of the principal amount, plus accrued interest. Also, any of the notes may be redeemed solely at the Company’s option at any time prior to October 15, 2010, plus accrued interest and a “make-whole” premium. In addition, before October 15, 2008, up to 35 percent of the Subordinated Notes may be redeemed solely at the Company’s option at a price of 109.125 percent of the principal amount, plus accrued

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

interest, using the proceeds from sales of certain kinds of capital stock. The Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company, including the Senior Credit Facility, pari passu in right of payment with all future senior subordinated indebtedness of the Company, senior in right of payment with any future indebtedness of the Company that expressly provided for its subordination to the Subordinated Notes, and unconditionally guaranteed jointly and severally by substantially all of the Company’s U.S. Subsidiaries.

The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends and distributions, and make capital expenditures. The Senior Credit Facility also includes covenants relating to leverage and interest coverage. At December 31, 2006, there was $120,000 and $170,000 outstanding under the Term Loan and Subordinated Notes, respectively, and letters of credit and bank guarantees totaling $30,570 supported by the Revolver.

Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured revolving credit facilities with borrowing capacity, including overdraft protection, of up to $9,600, of which $4,400 is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in Czech Koruna, Euros and U.S. dollars. Borrowings in Koruna are at PRIBOR, borrowings in Euros are at EUROBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 0.6 percent. Ferox is not required to pay a commitment fee to the lenders under the revolving credit facilities in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.75 percent on the face amount of each guarantee. Ferox’s land and buildings, and accounts receivable secure $4,600 and $2,500, respectively, of the revolving credit facilities. At December 31, 2006, there were no borrowings outstanding under, and $1,511 of bank guarantees supported by the Ferox revolving credit facilities.

The scheduled annual maturities of long-term debt and credit arrangements at December 31, 2006, are as follows:

Year	Amount

2007	$—
2008	—
2009	—
2010	—
2011 and thereafter	$290,000

$290,000

The Company paid interest of $25,570 for the year ended December 31, 2006, $1,085 for the period October 17, 2005 to December 31, 2005, $4,397 for the period January 1, 2005 to October 16, 2006, and $5,615 for the year ended December 31, 2004.

The Company believes that the fair value of its Subordinated Notes is approximately $180,000 at December 31, 2006 based on actual market trading and approximates carrying value at December 31, 2005. The fair value of the term loan portion of its Senior Credit Facility is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under such method the Company’s Term Loan approximated its carrying value at December 31, 2006 and 2005.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE D — Employee Separation and Plant Closure Costs

In 2004, the Company continued its manufacturing facility reduction plan, which commenced in 2002. These actions resulted in the announcements of the closure of the Company’s Distribution and Storage segment manufacturing facility in Plaistow, New Hampshire and the BioMedical segment manufacturing and office facility in Burnsville, Minnesota, respectively. In 2004, the Company completed the shutdown of the Plaistow, New Hampshire manufacturing facility and continued the shutdown of the Burnsville, Minnesota manufacturing facility, which was completed in the first quarter of 2005. In each of these facility closures, the Company did not exit the product lines manufactured at those sites, but moved the manufacturing to other facilities with available capacity, most notably New Prague, Minnesota for engineered tank production and Canton, Georgia for medical respiratory production. During 2006, 2005 and 2004, the Company recorded employee separation and plant closure costs related to these facility reduction plans and also recorded non-cash inventory valuation charges included in cost of sales at certain of these sites.

The following tables summarize the Company’s employee separation and plant closure costs activity for 2006, 2005 and 2004.

	Year Ended December 31, 2006 — Company
		Distribution	Energy &
	BioMedical	& Storage	Chemicals	Corporate	Total

One-time employee termination costs	$—	$—	$—	$—	$—
Other associated costs	—	396	—	—	396

Employee separation and plant closure costs	—	396	—	—	396
Reserve usage	(118)	(396)	—	—	(514)

Change in reserve	(118)	—	—	—	(118)
Reserves as of January 1, 2006	239	190	1,557	—	1,986

Reserve as of December 31, 2006	$121	$190	$1,557	$—	$1,868

	October 17, 2005 to December 31, 2005 — Company
		Distribution	Energy &
	BioMedical	& Storage	Chemicals	Corporate	Total

One-time employee termination costs	$17	$(120)	$78	$86	$61
Other associated costs	2	102	(26)	—	78

Employee separation and plant closure costs	19	(18)	52	86	139
Inventory valuation in cost of sales	149	—	—	(34)	115

	168	(18)	52	52	254
Reserve usage	(33)	(97)	(48)	(57)	(235)

Change in reserve	135	(115)	4	(5)	19
Reserves as of October 17, 2005	104	305	1,553	5	1,967

Reserve as of December 31, 2005	$239	$190	$1,557	$—	$1,986

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

	January 1, 2005 to October 16, 2005 — Predecessor Company
		Distribution	Energy &
	BioMedical	& Storage	Chemicals	Corporate	Total

One-time employee termination costs	$—	$41	$—	$(159)	$(118)
Other associated costs	540	465	129	41	1,175

Employee separation and plant closure costs	540	506	129	(118)	1,057
Inventory valuation in cost of sales	643	—	—	—	643

	1,183	506	129	(118)	1,700
Reserve usage	(1,451)	(542)	(133)	(370)	(2,496)

Change in reserve	(268)	(36)	(4)	(488)	(796)
Reserves as of January 1, 2005	372	341	1,557	493	2,763

Reserve as of October 16, 2005	$104	$305	$1,553	$5	$1,967

	Year Ended December 31, 2004 — Predecessor Company
		Distribution	Energy &
	BioMedical	& Storage	Chemical	Corporate	Total

One-time employee termination costs	$381	$215	$303	$398	$1,297
Contract termination costs	—	317	29	—	346
Other associated costs	406	726	412	(18)	1,526

Employee separation and plant closure costs	787	1,258	744	380	3,169
Inventory valuation in costs of sales	97	80	—	—	177

	884	1,338	744	380	3,346
Reserve usage	(512)	(1,530)	(1,369)	(562)	(3,973)

Change in reserve	372	(192)	(625)	(182)	(627)
Reserves as of January 1, 2004	—	533	2,182	675	3,390

Reserve as of December 31, 2004	$372	$341	$1,557	$493	$2,763

NOTE E — Acquisitions

On May 26, 2006, the Company acquired the common stock of Cooler Service Company, Inc. (“CSC”) based in Tulsa, OK. The consideration paid was $15,927, net of cash acquired, including transaction costs. The acquisition was funded with cash on hand. The fair value of the net assets acquired and goodwill at the date of acquisition was $8,050 and $8,654, respectively. CSC designs and manufactures air cooled heat exchangers for multiple markets, including hydrocarbon, petrochemical and industrial gas processing, and power generation. CSC has been included in the Company’s Energy and Chemical segment and contributed $17,774 of sales to the 2006 consolidated statement of operations from the date of acquisition through December 31, 2006.

On May 16, 2005, the Company acquired 100 percent of the equity interest in Changzhou CEM Cryo Equipment Co., Ltd. (“CEM”), a foreign owned enterprise established under the laws of the People’s Republic of China. The purchase price was $13,664, consisting of cash of $12,147 and the issuance of a promissory note of $1,466 payable to the seller. The fair value of the net assets acquired and goodwill at the date of acquisition was $8,894 and $4,770, respectively. For the period January 1, 2005 to October 17, 2005, the Company recorded a

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

charge of $2,768 for the write-off of purchased in-process research and development that was included in the fair value of net assets acquired. CEM has been included in the Company’s Distribution and Storage operating segment.

On February 27, 2004, the Company’s Coastal Fabrication joint venture (“Coastal Fabrication”) executed an agreement to redeem the joint venture partner’s 50 percent equity interest of $289 for cash consideration of $250 and the possibility of additional consideration being paid based upon the number of direct labor manufacturing hours performed at the Company’s New Iberia, LA facility during 2004 and 2005. The $39 difference between the cash consideration paid and the value of the 50 percent equity interest was recorded by Coastal Fabrication as a reduction of certain fixed assets. As a result of the elimination of the joint venture partner and the assumption of 100 percent of control by the Company, the assets, liabilities and operating results of Coastal Fabrication are included in these consolidated financial statements subsequent to February 27, 2004.

NOTE F — Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2006	2005

Deferred tax assets:
Accruals and reserves	$8,871	$7,665
Pensions	1,197	2,699
Inventory	1,283	1,288
Foreign tax credit carryforward	390	—
Other — net	2,752	3,370

Total deferred tax assets	$14,493	$15,022

Deferred tax liabilities:
Property, plant and equipment	$6,546	$5,795
Intangibles	55,996	58,836

Total deferred tax liabilities	$62,542	$64,631

Net deferred tax (liabilities)	$(48,049)	$(49,609)

As of December 31, 2006, the Company has foreign tax credit carryforwards of $390 which will begin to expire in 2014 through 2016.

The Company has not provided for income taxes on approximately $27,162 of foreign subsidiaries’ undistributed earnings as of December 31, 2006, since the earnings retained have been reinvested indefinitely by the subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.

Congress passed the American Jobs Creation Act in October 2004. The Act provided for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) in 2005. During the period January 1, 2005 to October 17, 2005, the Company recorded income tax expense of $156 for the repatriation of $2,970 of foreign earnings under the Act.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

Income (loss) before income taxes and minority interest consists of the following:

	Company		Predecessor Company
		October 17,	January 1,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	December 31,	October 16,	December 31,
	2006	2005	2005	2004
United States	$22,673	$(1,425)	$10,718	$25,566
Foreign	17,734	530	5,318	7,266

	$40,407	$(895)	$16,036	$32,832

Significant components of the provision for income taxes are as follows:

	Company		Predecessor Company
		October 17,	January 1,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	December 31,	October 16,	December 31,
	2006	2005	2005	2004
Current:
Federal	$13,995	$1,476	$6,601	$5,224
State	1,722	199	1,013	928
Foreign	3,659	227	1,806	1,879

	19,376	1,902	9,420	8,031

Deferred:
Federal	(5,838)	(2,055)	(1,793)	1,692
State	(544)	(185)	(161)	166
Foreign	50	(103)	(307)	245

	(6,332)	(2,343)	(2,261)	2,103

	$13,044	$(441)	$7,159	$10,134

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense is as follows:

	Company		Predecessor Company
		October 17,	January 1,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	December 31,	October 16,	December 31,
	2006	2005	2005	2004
Income tax (benefit) expense at U.S. statutory rates	$14,142	$(313)	$5,691	$11,491
State income taxes, net of federal tax benefit	766	9	554	711
Credit on foreign taxes paid	(544)	(127)	(408)	—
Effective tax rate differential of earnings outside of U.S.	(1,967)	(71)	(463)	(488)
Federal tax benefit of foreign sales	(676)	(130)	(648)	(456)
Non-deductible (taxable) items	175	191	1,308	(624)
In-process research and development	—	—	969	—
Repatriation of foreign earnings	—	—	156	—
Provision (income) for tax contingencies	1,148	—	—	(500)

	$13,044	$(441)	$7,159	$10,134

The taxing rules of the various jurisdictions in which the Company operates or does business often are complex and subject to various interpretations and tax authorities may challenge tax positions that are taken or have historically been taken, and may assess additional taxes, penalties and interest. A state in which the Company operates has asserted that the Company may be liable for substantial state income taxes, penalties and interest related to the state from 1993 to 2000. As of December 31, 2006, the Company has not accrued a liability for this potential contingency as the loss is not probable or estimatible.

For the period January 1, 2005 to October 16, 2005, the Company received a tax benefit of $5,818 from the exercise of stock options as a result of the Acquisition. The Company had net income tax payments of $10,543 in 2006, $3,113 for the period October 17, 2005 to December 31, 2005, $11,160 for the period January 1, 2005 to October 16, 2005 and $8,035 in 2004.

NOTE G — Assets Held for Sale

In June 2004, the Company executed an agreement to sell its Burnsville, MN BioMedical facility for $4,500. Because the net sales price, estimated to be $4,175 after selling costs, was lower than the carrying value, the assets were written down to the net sales price by recording a $404 loss on sale of assets in 2004. The net proceeds from this sale were used to pay down $880 of debt outstanding under an industrial revenue bond and the remainder was used for working capital purposes.

In June 2004, the Company decided to sell a building, parcel of land and manufacturing equipment at its Plaistow, NH Distribution and Storage manufacturing and office facility. The manufacturing equipment was sold in August 2004 for $1,082 resulting in a gain on sale of assets of $549. In September 2004, the Company entered into an agreement, which expired in July 2005, to sell the idle Plaistow land and building for $3,567, net of selling costs. It was determined the net sales price per the agreement was lower than the carrying value and the Company recorded a fair value impairment loss of $386 in 2004. During the January 1, 2005 to October 16, 2005 Period, an additional $483 fair value impairment loss was recognized by the Predecessor Company as the Company entered into another agreement to sell the land and building that expired in the first quarter of 2006. In March 2007, the Company entered into an agreement to sell a portion of the land and all of the buildings and expects the transaction to close in the

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

second quarter of 2007. At December 31, 2006, the carrying value of this property equaled $3,084. The Plaistow facility is classified as held for sale on its consolidated balance sheet as of December 31, 2006 and 2005.

NOTE H — Employee Benefit Plans

The Company has four defined benefit pension plans (the “Plans”) covering certain U.S. hourly and salary employees. Effective as of February 28, 2006, all of the Plans were frozen.

The following table sets forth the components of net periodic pension (benefit) cost for the year ended December 31, 2006, the period October 17, 2005 to December 31, 2005, the period January 1, 2005 to October 16, 2005 and the year ended December 31, 2004, based on a December 31st measurement date.

	Company		Predecessor Company
		October 17,	January 1,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	December 31,	October 16,	December 31,
	2006	2005	2005	2004
Service cost	$—	$53	$205	$887
Interest cost	2,042	410	1,559	2,056
Expected return on plan assets	(2,475)	(474)	(1,807)	(2,135)
Amortization of net (gain)	—	—	(6)	(48)
Amortization of prior service cost	—	—	(141)	—

Total pension (benefit) cost	$(433)	$(11)	$(190)	$760

The following table sets forth changes in the projected benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheet:

	December 31,	December 31,
	2006	2005

Change in projected benefit obligation:
January 1 projected benefit obligation	$37,404	$36,104
Service cost	—	258
Interest cost	2,042	1,969
Benefits paid	(1,112)	(990)
Actuarial (gains) losses and plan changes	(934)	63

December 31 projected benefit obligation	$37,400	$37,404

Change in plan assets:
Fair value at January 1	$30,104	$27,789
Actual return	3,857	2,359
Employer contributions	1,263	946
Benefits paid	(1,112)	(990)

Fair value at December 31	$34,112	$30,104

Funded status (plan assets less than projected benefit obligations)	$(3,288)	$(7,300)

At December 31, 2006 and 2005, the Company recorded an unrecognized actuarial (gain) loss of ($1,892) and $424 in accumulated other comprehensive income, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

A minimum pension liability adjustment was required as of December 31, 2005 as the actuarial present value of a projected benefit obligations exceeded plan assets and accrued pension liabilities.

The actuarial assumptions used in determining the funded status information and subsequent net periodic pension cost are as follows:

	Company		Predecessor Company
		October 17,	January 1,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	December 31,	October 16,	December 31,
	2006	2005	2005	2004
United States Plans
Discount rate	5.75%	5.50%	5.75%	5.75%
Weighted average rate of increase in compensation	*	*	3.00%	4.00%
Expected long-term weighted average rate of return on plan assets	8.25%	8.25%	8.25%	8.25%

*	No longer applicable as Plans were frozen and participants are no longer accruing benefits.

The expected long-term weighted average rate of return on plan assets was established using the Company’s target asset allocation for equity and debt securities and the historical average rates of return for equity and debt securities. The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of short- and long-term plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The Company’s pension plan weighted-average actual (which is periodically rebalanced) and target asset allocations by asset category at December 31 are as follows:

		Actual
	Target	2006	2005

Stocks	59%	65%	57%
Fixed income funds	39%	33%	41%
Cash and cash equivalents	2%	2%	2%

Total	100%	100%	100%

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

The Company’s funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, the Company expects to contribute $674 to its defined benefit pension plans in 2007 and expects the following benefit payments to be paid by the plans:

2007	$1,300
2008	1,378
2009	1,464
2010	1,577
2011	1,711
In aggregate during five years thereafter	10,514

$17,944

The Company presently makes contributions to one bargaining unit supported multi-employer pension plan resulting in expense of $440 for the year ended December 31, 2006, $78 for the period October 17, 2005 to December 31, 2005, $282 for the period January 1, 2005 to October 16, 2005, and $313 for the year ended December 31, 2004. As part of the closure of Plaistow, NH facility in 2004, the Company withdrew from the multi-employer plan upon final termination of all employees at such facility. The Company has recorded a related estimated withdrawal liability of $170 at December 31, 2006, and 2005. Any additional liability over this accrued amount is not expected to have a material adverse impact on the Company’s financial position, liquidity, cash flows or results of operations.

The Company has a defined contribution savings plan that covers most of its U.S. employees. Company contributions to the plan are based on employee contributions, and a Company match and discretionary contributions. Expenses under the plan totaled $3,685 for the year ended December 31, 2006, $517 for the period October 17, 2005 to December 31, 2005, $2,188 for the period January  1, 2005 to October 16, 2005, and $1,483 for the year ended December 31, 2004.

NOTE I — Stock Option Plans

In 2005 and 2006, 2,442 New Options were granted to certain management employees of the Company, under the 2005 Stock Incentive Plan. The 2005 New Options were granted at an exercise price of $6.50 per share, and the 2006 New Options were granted at an exercise price of $12.16 per share. The New Options are exercisable for a period of ten years and have two vesting schedules. 861 of the New Options are time-based (“Time-based Options”) and vest equally in annual installments over a five year period and 1,581 of the New Options are performance-based (“Performance-based Options”) and vest based upon specified actual returns on First Reserve’s investment in the Company. The New Options generally may not be sold, transferred, assigned or disposed of. In addition, the remaining 43 Rollover Options from the 2004 Plan, as described further below, were all vested by April 2006 and stock-based compensation expense recognized there upon. In April and May 2006, all 610 Rollover Options were exercised. As of December 31, 2006, there were 2,442 New Options outstanding of which 153 were vested and 2,289 were unvested. For the year ended December 31, 2006 and the period October 17, 2005 to December 31, 2005, $1,906 and $437, respectively, was recognized for the New Options and the Rollover Options. As of December 31, 2006, the unrecognized total share-based compensation expense to be recorded over the next five years related to the unvested Time-based Options is $2,378.

As of December 31, 2006, the maximum share-based compensation expense for the Performance-based Options was $7,700 which will be recognized if and to the extent it becomes probable that the specified actual returns on First Reserve’s investment will be achieved.

On October 17, 2005, in conjunction with the Acquisition, all of the unvested 2004 Options under the Predecessor Company’s 2004 Plan were vested upon the change of control, except for 43 Rollover Options. As a

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

result of normal vesting and the change in control, $9,508 of share-based compensation expense was recognized for the period January 1, 2005 to October 16, 2005. In addition, certain members of management rolled over 610 Rollover Options from the 2004 Plan, including the 43 Rollover Options that were vested in 2006 as described above. These Rollover Options had an exercise price of $3.50 per share.

On March 19, 2004, the Predecessor Company granted 436 2004 Options to purchase shares of the Company’s common stock with an exercise price of $13.89 per share when the closing market price of the Company’s common stock was $28.00 per share. These 2004 Options were accounted for under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). These non-qualified stock options were exercisable for a period of 10 years and have two different vesting schedules: 320 options were scheduled to vest in equal annual installments over a four-year period and 116 options were scheduled to vest over a 45-month period, which commenced April 1, 2004, based upon the achievement of specific operating performance goals during that 45-month period as determined by the Compensation Committee of the Board of Directors. The 320 2004 Options on the time-based vesting schedule were accounted for as a fixed compensatory plan under APB 25. For these options, the Company expected to record $4,313 as compensation expense over the vesting period based on the $14.11 difference between the closing market price and the exercise price on the date of grant. The 116 2004 Options on the performance-based vesting schedule were accounted for as a variable compensatory plan under APB 25. For these options, the Company recorded compensation expense over the vesting period based upon the difference between the closing market price of the Company’s stock and the exercise price at each balance sheet measurement date, and the Company’s estimate of the number of options that will ultimately vest based upon actual and estimated performance in comparison to the performance targets.

During 2004, 14 options on the time-based vesting schedule and 14 options on the performance-based vesting schedule were cancelled due to the resignation of eligible employees, and 42 additional 2004 Options on the time-based vesting schedule and 30 additional 2004 Options on the performance-based vesting schedule were issued at the closing market price on the date of grant to then new eligible employees and non-employee members of the Company’s Board of Directors. The 42 2004 Options with the time-based vesting schedule were accounted for as a fixed plan under APB 25. For these options, the Company recorded no compensation expense, since the exercise price was equal to the market price at the date of grant. The 30 Options with the performance-based vesting schedule were accounted for as a variable compensatory plan under APB 25 and the Company recorded compensation expense using the same method as the initial 116 performance-based options. As of December 31, 2004, there were 480 options outstanding. For the year ended December 31, 2004, the Company recognized $1,998 of stock-based compensation expense.

The fair value of the New Options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.8 percent; dividend yields of 0.0 percent; volatility factors of the expected market price of the Company’s common shares of 47.0 percent; and a weighted-average expected life of 7.5 years for the options. Volatility was calculated using an average of the Predecessor Company’s historical closing stock price on the OTCBB from October  2, 2003 to October 14, 2005. Stock-based compensation expense for the Time-based Options is recorded on an accrual basis over the vesting period.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

Certain information for the years ended December 31, 2006 and 2005, relative to the Company’s stock option plans is summarized below:

	December 31, 2006			December 31, 2005
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number	Grant Date	Exercise	Number	Grant Date	Exercise
	of Shares	Fair Value	Price	of Shares	Fair Value	Price
Outstanding balance at beginning of period	2,785	$2.90	$5.84	—	$—	$—
Rollover	—	—	—	610	—	3.50
Granted	267	14.05	12.16	2,175	3.72	6.50
Exercised	(610)	—	3.50	—	—	—
Expired or canceled	—	—	—	—	—	—

Outstanding at end of period	2,442	$4.85	$7.12	2,785	$2.90	$5.84

Exercisable at end of year *	135	$3.72	$5.84	567	$—	$3.50

Participants at end of year	34			32

Available for future grant at end of year	963			67

*	Remaining contractual term of 8 years and 11 months.

In July and August 2006, the Company granted restricted stock units covering 16 shares of common stock to non-employee directors. Each of the six grants of restricted stock units had a fair value of $40 on the date of grant. The restricted stock units are expected to fully vest on the first anniversary of the date of grant or earlier in the event of a change of control as defined in the 2005 Stock Incentive Plan. For the year ended December 31, 2006, the Company recognized $100 of director compensation expense related to these restricted stock units.

NOTE J — Lease Commitments

The Company incurred $4,373, $717, $2,665 and $3,478 of rental expense under operating leases for the year ended December 31, 2006, the period October  17, 2005 to December 31, 2005, the period January 1, 2005 to October 16, 2005 and the year ended December 31, 2004. Certain leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases are recognized on a straight-line basis over the minimum lease term. In addition, the Company has the right, but no obligation, to renew certain leases for various renewal terms. At December 31, 2006, future minimum lease payments for non-cancelable operating leases for the next five years total $13,421 and are payable as follows: 2007 — $3,905; 2008 — $3,324; 2009 — $2,558; 2010 — $1,960; and 2011 — $1,674.

NOTE K — Contingencies

Environmental

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and handling and disposal of hazardous materials such as cleaning fluids. The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believes it is currently in substantial compliance with all known environmental regulations. At December 31, 2006 and 2005, the Company had undiscounted accrued

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

environmental reserves of $6,658 and $6,608, respectively, recorded in other long-term liabilities. The Company accrues for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts and circumstances regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 8 to 14 years as ongoing costs of remediation programs.

Although the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediation than those the Company believes are adequate or required by existing law. The Company believes that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations.

Appraisal Rights

In conjunction with the Acquisition and the Notice of Merger dated October  25, 2005, certain of the former shareholders of the Predecessor Company representing 244 shares of common stock, gave notice of their right under Delaware General Corporation Law to exercise appraisal rights. In February 2006, before the former shareholders filed suit in court under Delaware General Corporation Law, the Company settled this appraisal rights matter by paying additional proceeds to these former shareholders of $0.5 million. This settlement amount was accrued at December 31, 2005 and paid in 2006.

CHEL

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by CHEL, and all current heat exchanger manufacturing is being conducted at the Company’s La Crosse, WI facility. On March 28, 2003, CHEL filed for a voluntary administration under the United Kingdom (“U.K.”) Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. Additionally, the Company received information that indicated that CHEL’s net pension plan obligations had increased significantly primarily due to a decline in plan asset values and interest rates as well as increased plan liabilities, resulting in an estimated plan deficit of approximately $12.0 million as of March 2003. Based on the Company’s financial condition in March 2003, it determined not to advance funds to CHEL in amounts necessary to fund CHEL’s obligations. Since CHEL was unable to fund its net pension deficit, pay remaining severance due to former employees, or pay other creditors, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a U.K. pension regulatory board. That board approved the wind-up as of March  28, 2003.

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

While no claims presently are pending against the Company related to CHEL’s insolvency, persons impacted by the insolvency or others could bring a claim against the Company asserting that the Company is directly responsible for pension and benefit related liabilities of CHEL. Although the Company would vigorously contest any claim of this kind, it can provide no assurance that claims will not be asserted against it in the future. To the extent the Company has a significant liability related to CHEL’s insolvency and pension wind-up, satisfaction of

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

that liability could have a material adverse impact on the Company’s liquidity, results of operations and financial position.

Chapter 11 Reorganization

On July 8, 2003, the Pre-Predecessor Company and all of its then majority-owned U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware to implement an agreed upon senior debt restructuring plan through a pre-packaged plan of reorganization. None of the Pre-Predecessor Company’s non-U.S. subsidiaries were included in the filing in the Bankruptcy Court. On September 15, 2003, the Predecessor Company and all of its majority-owned U.S. subsidiaries emerged from Chapter 11 proceedings pursuant to the Amended Joint Prepackaged Reorganization Plan of Chart Industries, Inc. and Certain Subsidiaries, dated September 3, 2003. The Company has resolved all proofs of claim asserted in the bankruptcy proceedings, including the settlement in July 2005 of a finders’ fee claim in the amount of $1.1 million asserted by a former shareholder of the Company, against which the Company had filed an objection in the Bankruptcy Court. All bankruptcy proceedings were closed in May 2006.

Performance Under Contracts

The Company is occasionally subject to various other legal proceedings or claims related to performance under contracts, and other matters, several of which claim substantial damages, in the ordinary course of its business. Based on the Company’s historical experience in litigating these claims, as well as the Company’s current assessment of the underlying merits of the actions and applicable insurance, the Company believes the resolution of these other legal claims will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect.

Legal Proceedings

The Company is a party to product liability and other legal proceedings incidental to the normal course of its business. Based on the Company’s historical experience in litigating these actions, as well as the Company’s current assessment of the underlying merits of the actions and applicable insurance, management believes that the final resolution of these matters will not have a material adverse affect on the Company’s financial position, liquidity, cash flows or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect.

NOTE L — Reporting Segments

The Company’s structure of its internal organization is divided into the following three reportable segments: Energy and Chemicals, Distribution and Storage, and BioMedical. The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The Energy and Chemicals segment sells heat exchangers, cold boxes and liquefied natural gas vacuum insulated pipe to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases. The Distribution and Storage segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The BioMedical segment sells medical respiratory products, biological storage systems and magnetic resonance imaging cryostat components. Due to the nature of the products that each operating segment sells, there are no inter-segment sales. The Company moved the management and reporting of the LNG alternative fuel systems product line from the Energy and Chemicals segment to the Distribution and Storage segment effective

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

December 31, 2004. All segment information for all periods presented has been restated to conform to this presentation. Corporate headquarters includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and stock-based compensation expense that are not allocated to the reportable segments.

The Company evaluates performance and allocates resources based on operating income or loss from continuing operations before net interest expense, financing costs amortization expense, derivative contracts valuation expense, foreign currency loss, income taxes, minority interest and cumulative effect of change in accounting principle. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Information for the Company’s three reportable segments and its corporate headquarters, and product revenue and geographic information for the Company, is presented below:

	Company
	Year Ended December 31, 2006
	Reportable Segments
	Energy and	Distribution
	Chemicals	and Storage	BioMedical	Corporate	Total

Revenues from external customers	$190,673	$268,303	$78,478	$—	$537,454
Employee separation and plant closure costs	—	396	—	—	396
Depreciation and amortization expense	8,135	10,168	2,380	230	20,913
Operating income (loss)	18,957	54,545	15,969	(22,600)	66,871
Total assets(A)(B)	224,277	376,168	101,785	22,645	724,875
Capital expenditures	13,365	7,934	864	90	22,253

	Company
	October 17, 2005 to December 31, 2005
	Reportable Segments
	Energy and	Distribution
	Chemicals	and Storage	BioMedical	Corporate	Total

Revenues from external customers	$34,135	$47,832	$15,685	$—	$97,652
Employee separation and plant closure costs (benefit)	52	(18)	19	86	139
Depreciation and amortization expense	1,424	2,152	458	54	4,088
Operating income (loss)	5,092	3,947	714	(4,683)	5,070
Total assets(A)(C)	177,915	339,586	93,929	24,211	635,641
Capital expenditures	877	3,338	1,255	131	5,601

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

	Predecessor Company
	January 1, 2005 to October 16, 2005
	Reportable Segments
	Energy and	Distribution
	Chemicals	and Storage	BioMedical	Corporate	Total

Revenues from external customers	$86,920	$161,329	$57,248	$—	$305,497
Employee separation and plant closure costs (benefit)	129	506	540	(118)	1,057
Depreciation and amortization expense	931	3,694	1,901	282	6,808
Operating income (loss)	13,717	27,005	8,343	(28,206)	20,859
Total assets(A)(D)	85,203	151,404	99,001	7,499	343,107
Capital expenditures	2,817	5,878	1,490	853	11,038

	Predecessor Company
	Year Ended December 31, 2004
	Reportable Segments
	Energy and	Distribution
	Chemicals	and Storage	BioMedical	Corporate	Total

Revenues from external customers	$69,609	$162,508	$73,459	$—	$305,576
Employee separation and plant closure costs	744	1,258	787	380	3,169
Depreciation and amortization expense	1,180	2,614	1,386	3,310	8,490
Equity expense in joint venture	(51)	—	—	—	(51)
Operating income (loss)	11,545	27,951	14,208	(16,625)	37,079
Total assets(A)(D)	65,212	118,555	100,768	22,545	307,080
Capital expenditures	1,681	4,643	2,357	698	9,379

(A)	Corporate assets at December 31, 2006, December 31, 2005, October 16, 2005 and December 31, 2004 consist primarily of cash and cash equivalents and deferred income taxes.

(B)	Total assets at December 31, 2006 include goodwill of $81,941, $129,751 and $35,452 for the Energy and chemicals, Distribution and Storage and BioMedical segments, respectively.

(C)	Total assets at December 31, 2005 include goodwill of $72,833, $128,653 and $35,256 for the Energy and Chemicals, Distribution and Storage, and BioMedical segments, respectively.

(D)	Total assets at October 16, 2005 and December 31, 2004 include goodwill of $31,648, $2,787 and $40,675 for the Energy and Chemicals, Distribution and Storage, and BioMedical segments, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

A reconciliation of the total of the reportable segments’ operating income (loss) to consolidated (loss) income before income taxes and minority interest is presented below:

	Company		Predecessor Company
		October 17,	January 1,
	Year	2005	2005	Year
	Ended	to	to	Ended
	December 31,	December 31,	October 16,	December 31,
	2006	2005	2005	2004
Operating income	$66,871	$5,070	$20,859	$37,079
Other income (expense):
Interest expense, net	(25,461)	(5,565)	(4,192)	(4,760)
Financing costs amortization	(1,536)	(308)	—	—
Derivative contracts valuation income (expense)	—	9	28	48
Foreign currency gain (loss)	533	(101)	(659)	465

Income (loss) before income taxes and minority interest	$40,407	$(895)	$16,036	$32,832

	Company		Predecessor Company
		October 17,	January 1,
	Year	2005	2005	Year
	Ended	to	to	Ended
	December 31,	December 31,	October 16,	December 31,
	2006	2005	2005	2004
Product Revenue Information:
Energy and Chemicals Segment
Heat exchangers	$117,677	$22,218	$52,702	$48,091
Cold boxes and LNG VIP	72,996	11,917	34,218	21,518

	190,673	34,135	86,920	69,609

Distribution and Storage Segment
Cryogenic bulk storage systems	$141,119	$22,626	$70,180	$73,118
Cryogenic packaged gas systems and beverage liquid CO2 systems	93,690	18,150	65,713	59,706
Cryogenic systems and components	12,249	2,862	11,571	14,767
Cryogenic services	21,245	4,194	13,865	14,917

	$268,303	$47,832	$161,329	$162,508

BioMedical Segment
Medical products and biological storage systems	67,236	13,355	48,488	62,873
MRI components and other	11,242	2,330	8,760	10,586

	78,478	15,685	57,248	73,459

Total Sales	$537,454	$97,652	$305,497	$305,576

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

	Company
			October 17, 2005		Predecessor Company
			to		January 1, 2005	Year Ended
	Year Ended		December 31, 2005		to	December 31, 2004
	December 31, 2006			Long-Lived	October 16, 2005		Long-Lived
Geographic Information:	Revenues	Long-Lived Assets	Revenues	Assets	Revenues	Revenues	Assets
United States	$403,523	$393,535	$75,692	$398,576	$233,669	$233,466	$156,181
Czech Republic	73,611	45,530	12,829	27,944	42,645	43,163	5,494
Other Non-U.S. Countries	60,320	55,175	9,131	42,222	29,183	28,947	6,016

Total	$537,454	$494,240	$97,652	$468,742	$305,497	$305,576	$167,691

Note M — Quarterly Data (Unaudited)

Selected quarterly data for the years ended December 31, 2006 and 2005 are as follows:

	Year Ended December 31, 2006
	Company
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Sales	$120,840	$129,367	$142,825	$144,422	$537,454
Gross Profit	36,987	36,113	39,440	42,379	154,919
Employee separation and plant closure costs	162	69	73	92	396
Operating Income	15,787	14,823	16,869	19,392	66,871
Net Income	6,046	5,308	6,932	8,609	26,895

	Year Ended December 31, 2005
	Predecessor Company				Company
	First	Second	Third	Fourth	Fourth
	Quarter	Quarter	Quarter	Quarter(a)	Quarter(a)

Sales	$85,170	$99,721	$105,787	$14,819	$97,652
Gross Profit	24,898	29,932	30,101	3,282	21,919
Employee separation and plant closure costs	604	201	200	52	139
Operating Income	9,893	15,332	12,505	(16,871)	5,070
Net Income	5,795	8,658	7,228	(12,823)	(506)

(a)	The fourth quarter for the Predecessor Company is the period October 1, 2005 to October 16, 2005 and the fourth quarter for the Company is the period October 17, 2005 to December 31, 2005.

NOTE N — Subsequent Events

In February 2006, the Company paid $1,498, including fees to acquire the remaining 4.3% of minority interest in Chart Ferox, a.s. This transaction was completed in March 2007 and the Company now owns a 100% interest in Chart Ferox, a.s.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE O — Supplemental Guarantor Financial Information

In connection with the Acquisition, the Company issued $170,000 of senior subordinated notes. The following subsidiaries, all of which are wholly owned, guaranteed the notes on a full, unconditional and joint and several basis: Chart Inc., CAIRE Inc., Chart Energy and Chemicals, Inc., Chart Cooler Service Company, Inc., Chart International Holdings, Inc., Chart Asia, Inc. and Chart International, Inc. The following subsidiaries are not guarantors of the notes:

Non-Guarantor Subsidiaries	Jurisdiction

Chart Australia Pty. Ltd.	Australia
Changzhou CEM Cryo Equipment Co., Ltd.	China
Chart Biomedical Limited	United Kingdom
Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd.	China
Chart Cryogenic Equipment (Changzhou) Co., Ltd.	China
Chart Ferox a.s. (95.7% owned at December 31, 2006)	Czech Republic
Chart Ferox GmbH	Germany
GTC of Clarksville, LLC	Delaware
Lox Taiwan (16% owned)	Taiwan
Zhangjigang Chart Hailu Cryogenic Equipment Co., Ltd.	China

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

The following supplemental condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the year ended December 31, 2006, the period from October 17, 2005 to December 31, 2005, the period from January 1, 2005 to October 16, 2005 and the year ended December 31, 2004, balance sheets as of December 31, 2006, and December 31, 2005, and statements of cash flows for the year ended December 31, 2006, the period from October 17, 2005 to December 31, 2005, the period from January 1, 2005 to October 16, 2005 and the year ended December 31, 2004.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$6,084	$114	$12,656	$—	$18,854
Accounts receivable, net	—	58,320	18,442	—	76,762
Inventory, net	—	43,559	29,508	(210)	72,857
Other current assets	8,319	39,955	13,888	—	62,162

Total current assets	14,403	141,948	74,494	(210)	230,635
Property, plant and equipment, net	—	57,469	28,254	—	85,723
Goodwill	—	189,671	57,473	—	247,144
Intangible assets, net	—	143,998	2,625	—	146,623
Investments in affiliates	104,109	38,326	—	(142,435)	—
Intercompany receivables	421,549	—	—	(421,549)	—
Other assets	11,126	1,580	2,044	—	14,750

Total assets	$551,187	$572,992	$164,890	$(564,194)	$724,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(11,935)	$122,734	$28,908	$(466)	$139,241

Total current liabilities	(11,935)	122,734	28,908	(466)	139,241
Long-term debt	290,000	—	—	—	290,000
Intercompany payables	—	332,535	88,758	(421,293)	—
Other long-term liabilities	53,388	13,614	8,898	—	75,900

Total liabilities	331,453	468,883	126,564	(421,759)	505,141
Common Stock	256	—	—	—	256
Other stockholders’ equity	219,478	104,109	38,326	(142,435)	219,478

Total stockholders’ equity	219,734	104,109	38,326	(142,435)	219,734

Total liabilities and stockholders’ equity	$551,187	$572,992	$164,890	$(564,194)	$724,875

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$412,282	$128,980	$(3,808)	$537,454
Cost of sales	—	294,657	91,661	(3,783)	382,535

Gross profit	—	117,625	37,319	(25)	154,919
Selling, general and administrative expenses	1,370	75,574	11,095	9	88,048

Operating (loss) income	(1,370)	42,051	26,224	(34)	66,871
Interest expense, net	(25,682)	103	118	—	(25,461)
Other income (expense), net	(1,536)	(70)	603	—	(1,003)
Minority interest, net of tax	—	—	468	—	468

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(28,588)	42,084	26,477	(34)	39,939
Income tax (benefit) provision	(9,242)	18,814	3,472	—	13,044
Equity in net (income) loss of subsidiaries	(46,241)	(22,971)	—	69,212	—

Net income (loss)	$26,895	$46,241	$23,005	$(69,246)	$26,895

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year Ended December 31, 2006

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(33,347)	$51,510	$18,080	$155	$36,398

Cash flows from investing activities:
Capital expenditures	—	(17,570)	(4,683)	—	(22,253)
Acquisition of business, net of cash acquired	—	(15,927)	—	—	(15,927)
Other investing activities	(59)	(425)	—	—	(484)

Net cash used in investing activities	(59)	(33,922)	(4,683)	—	(38,664)

Cash flows from financing activities:
Net change in debt	(55,000)	750	(2,356)	—	(56,606)
Initial public offering proceeds, net	172,496	—	—	—	172,496
Dividend payment	(150,313)	—	—	—	(150,313)
Warrant and option exercise proceeds	39,237	—	—	—	39,237
Payment of financing costs	(854)	—	—	—	(854)
Tax benefit from exercise of stock options	5,275	—	—	—	5,275
Intercompany account changes	21,458	(18,515)	(2,788)	(155)	—

Net cash provided by (used in) financing activities	32,299	(17,765)	(5,144)	(155)	9,235

Net (decrease) increase in cash and cash equivalents	(1,107)	(177)	8,253	—	6,969
Effect of exchange rate changes	—	19	540	—	559
Cash and cash equivalents, beginning of period	7,191	272	3,863	—	11,326

Cash and cash equivalents, end of period	$6,084	$114	$12,656	$—	$18,854

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$7,191	$272	$3,863	$—	$11,326
Accounts receivable, net	—	48,979	13,484	—	62,463
Inventory, net	—	33,603	19,714	(185)	53,132
Other current assets	6,201	26,967	6,810	—	39,978

Total current assets	13,392	109,821	43,871	(185)	166,899
Property, plant and equipment, net	—	40,429	23,272	—	63,701
Goodwill	—	213,493	23,249	—	236,742
Intangible assets, net	—	150,577	3,486	—	154,063
Investments in affiliates	56,863	5,496	—	(62,359)	—
Other assets	447,380	1,328	999	(435,471)	14,236

Total assets	$517,635	$521,144	$94,877	$(498,015)	$635,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$1,840	$78,449	$14,866	$857	$96,012
Short term debt	—	—	2,304	—	2,304

Total current liabilities	1,840	78,449	17,170	857	98,316
Long-term debt	345,000	—	—	—	345,000
Intercompany accounts	—	373,063	63,450	(436,513)	—
Other long-term liabilities	54,465	12,769	8,761	—	75,995

Total liabilities	401,305	464,281	89,381	(435,656)	519,311
Common Stock	80	—	—		80
Other stockholders’ equity	116,250	56,863	5,496	(62,359)	116,250

Total stockholders’ equity	116,330	56,863	5,496	(62,359)	116,330

Total liabilities and stockholders’ equity	$517,635	$521,144	$94,877	$(498,015)	$635,641

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Period from October 17, 2005 to December 31, 2005

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$77,591	$20,655	$(594)	$97,652
Cost of sales	—	56,495	19,883	(645)	75,733

Gross profit	—	21,096	772	51	21,919
Selling, general and administrative expenses	423	14,300	2,126	—	16,849

Operating (loss) income	(423)	6,796	(1,354)	51	5,070
Interest expense, net	(4,473)	(1,084)	(8)	—	(5,565)
Other income (expense), net	(300)	(21)	(79)	—	(400)
Minority interest, net of tax	—	—	52	—	52

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(5,196)	5,691	(1,493)	51	(947)
Income tax (benefit) provision	(2,573)	1,975	157	—	(441)
Equity in net (income) loss of subsidiaries	(2,117)	1,599	—	518	—

Net (loss) income	$(506)	$2,117	$(1,650)	$(467)	$(506)

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period from October 17, 2005 to December 31, 2005

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$5,811	$(11,947)	$1,534	$19,237	$14,635

Cash flows from investing activities:
Capital expenditures	—	(2,569)	(3,032)	—	(5,601)
Payments to Reorganized Company shareholders for transaction	(356,649)	—	—	—	(356,649)

Net cash (used in) provided by investing activities	(356,649)	(2,569)	(3,032)	—	(362,250)
Cash flows from financing activities:
Net change in debt	268,542	—	(2,185)	—	266,357
Intercompany account changes	1,421	15,758	2,058	(19,237)	—
Proceeds from equity contribution	111,299	—	—	—	111,299
Payment of financing costs	(11,558)	—	—	—	(11,558)
Payment of exercised stock options	(15,756)	—	—	—	(15,756)
Payment of Acquisition costs	(1,853)	—	—	—	(1,853)

Net cash provided by (used in) financing activities	352,095	15,758	(127)	(19,237)	348,489
Net increase (decrease) in cash and cash equivalents	1,257	1,242	(1,625)	—	874
Effect of exchange rate changes	—	(1,120)	102	—	(1,018)
Cash and cash equivalents, beginning of period	5,934	150	5,386	—	11,470

Cash and cash equivalents, end of period	$7,191	$272	$3,863	$—	$11,326

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Period From January 1, 2005 to October 16, 2005

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$238,459	$68,933	$(1,895)	$305,497
Cost of sales	—	167,517	51,699	(1,932)	217,284

Gross profit	—	70,942	17,234	37	88,213
Selling, general and administrative expenses	7,372	53,485	6,497		67,354

Operating (loss) income	(7,372)	17,457	10,737	37	20,859
Interest expense	(4,524)	197	135	—	(4,192)
Other income (expense), net	28	(123)	(536)	—	(631)
Minority interest, net of tax	—	—	19	—	19

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(11,868)	17,531	10,317	37	16,017
Income tax (benefit) provision	(4,528)	10,603	1,084	—	7,159
Equity in net (income) loss of subsidiaries	(16,198)	(9,270)	—	25,468	—

Net (loss) income	$8,858	$16,198	$9,233	$(25,431)	$8,858

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period from January 1, 2005 to October 16, 2005

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(4,781)	$24,524	$5,820	$(9,922)	$15,641
Cash flows from investing activities:
Capital expenditures	—	(6,681)	(4,357)	—	(11,038)
Proceeds from sale of assets	—	520	1,700	—	2,220
Acquisitions, net of cash	—	(12,147)	—	—	(12,147)
Other investing activities	—	(96)	262	—	166

Net cash (used in) investing activities	—	(18,404)	(2,395)	—	(20,799)

Cash flows from financing activities:
Net change in debt	(1,952)	(1,016)	2,985	—	17
Proceeds from sale of stock	1,691	—	—	—	1,691
Intercompany account changes	657	(5,301)	(5,278)	9,922	—

Net cash provided by (used in) financing activities	396	(6,317)	(2,293)	9,922	1,708

Net increase (decrease) in cash and cash equivalents	(4,385)	(197)	1,132	—	(3,450)
Effect of exchange rate changes		8	98	—	106
Cash and cash equivalents, beginning					—
of period	10,319	339	4,156	—	14,814

Cash and cash equivalents, end of period	$5,934	$150	$5,386	$—	$11,470

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$238,831	$68,763	$(2,018)	$305,576
Cost of sales	—	166,606	47,257	(2,093)	211,770

Gross profit	—	72,225	21,506	75	93,806
Selling, general and administrative expenses	1,488	49,631	5,601	7	56,727

Operating (loss) income	(1,488)	22,594	15,905	68	37,079
Interest expense, net	(4,754)	(38)	32	—	(4,760)
Other income (expense), net	48	596	(131)	—	513
Minority interest, net of tax	—	—	98	—	98

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(6,194)	23,152	15,708	68	32,734
Income tax (benefit) provision	(2,175)	10,185	2,124	—	10,134
Equity in net (income) loss of subsidiaries	(26,619)	(13,652)	—	40,271	—

Net (loss) income	$22,600	$26,619	$13,584	$(40,203)	$22,600

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(14,763)	$34,925	$12,214	$2,683	$35,059

Cash flows from investing activities:
Capital expenditures	—	(5,834)	(3,545)	—	(9,379)
Proceeds from sale of assets	—	6,057	—	—	6,057
Other investing activities	—	(354)	359	—	5

Net cash provided by (used in) investing activities	—	(131)	(3,186)	—	(3,317)
Cash flows from financing activities:
Net change in debt	(31,352)	(1,692)	(104)	—	(33,148)
Proceeds from sale of stock	400	—	—	—	400
Intercompany account changes	42,420	(29,029)	(10,708)	(2,683)	—
Other financing activities	(2,679)	(1,179)	862	—	(2,996)

Net cash provided by (used in) financing activities	8,789	(31,900)	(9,950)	(2,683)	(35,744)

Net increase (decrease) in cash and cash equivalents	(5,974)	2,894	(922)	—	(4,002)
Effect of exchange rate changes	—	27	189	—	216
Cash and cash equivalents, beginning of period	16,293	(2,582)	4,889	—	18,600

Cash and cash equivalents, end of period	$10,319	$339	$4,156	$—	$14,814

CHART INDUSTRIES, INC.

Exhibit Index

Exhibit No.		Description

2.1		Agreement and Plan of Merger, dated as of August 2, 2005 by and among Chart Industries, Inc., certain of its stockholders, First Reserve Fund X, L.P. and CI Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
2.2		Asset Purchase Agreement among GT Acquisition Company and Greenville Tube, LLC, dated July 1, 2003 (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
3.2		Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
4.1		Form of Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
4.2		Indenture, dated as of October 17, 2005, between Chart Industries, Inc. and The Bank of New York as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
4.3		Registration Rights Agreement, dated October 17, 2005 among Chart Industries, Inc., the subsidiary guarantors party thereto and Morgan Stanley & Co., as representative of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
10.1		Underwriting Agreement, dated July 25, 2006, among Chart Industries, Inc. and the several underwriters named therein (incorporated by reference to Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2006 (File No. 001-11442)).
10.2		Form of Amended and Restated Management Stockholders Agreement (incorporated by reference to Exhibit 10.10 to Amendment No 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
10.3		Stockholder Agreement, dated July 25, 2006, by and between Chart Industries, Inc. and FR X Chart Holdings, LLC (incorporated by reference to Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2006 (File No. 001-11442)).
10.4		Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10	.4.1	Form of Stock Option Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10	.4.2	Form of Restricted Stock Unit Agreement (for non-employee directors) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10.5		Chart Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10	.5.1	Amendment No. 1 to the 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10	.5.2	Form of Stock Option Agreement under the 2004 Stock Option and Incentive Plan (for Samuel F. Thomas) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10	.5.3	Form of Stock Option Agreement under the 2004 Stock Option and Incentive Plan (for those other than Samuel F. Thomas) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

E-1

Exhibit No.		Description

10.6		Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10.7		2006 Chart Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10.8		Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10.9		Credit Agreement, dated October 17, 2005, by and among FR X Chart Holdings LLC, CI Acquisition, Inc. and the Lenders thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
10	.9.1	Amendment No. 1 to the Credit Agreement dated July 31, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.10		Guarantee and Collateral Agreement, dated as of October 17, 2005 among FR X Chart Holdings LLC, as guarantor and pledgor, CI Acquisition, Inc., as borrower, each subsidiary loan party named therein and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
10.11		Form of Management Stockholders Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
10.12		Employment Agreement, dated November 23, 2005, by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10.13		Employment Agreement, dated December 1, 2005, by and between Registrant and Michael F. Biehl (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10.14		Employment Agreement, dated March 29, 2006, by and between Registrant and Matthew J. Klaben (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10.15		Employment Agreement, dated May 5, 2006, by and between Registrant and James H. Hoppel, Jr. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10.16		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
10.17		Term Sheet for IAM Agreement 2007-2010, effective February 4, 2007, by and between Chart Energy & Chemicals, Inc. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-140932)).
21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-140932)).
23.1		Consent of Independent Registered Public Accounting Firm. (x)
31.1		Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)
31.2		Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)
32.1		Section 1350 Certification of the Company’s Chief Financial Officer. (xx)
32.2		Section 1350 Certification of the Company’s Chief Executive Officer. (xx)

(x)	Filed herewith.

(xx)	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

E-2