Form 10-Q
period 2007-03-31
CHART INDUSTRIES INC
filed 2007-05-14
CIK 892553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
At April 30, 2007, there were 25,594,157 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,359	$18,854
Accounts receivable, net	79,897	76,762
Inventories, net	79,629	72,857
Unbilled contract revenue	43,409	32,993
Other current assets	24,082	26,085
Assets held for sale	3,084	3,084

Total Current Assets	242,460	230,635

Property, plant and equipment, net	88,865	85,723
Goodwill	246,832	247,144
Identifiable intangible assets, net	143,593	146,623
Other assets, net	14,566	14,750

TOTAL ASSETS	$736,316	$724,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$49,986	$48,031
Customer advances and billings in excess of contract revenue	52,402	45,200
Accrued expenses and other current liabilities	43,427	45,260
Short-term debt	—	750

Total Current Liabilities	145,815	139,241

Long-term debt	290,000	290,000
Other long-term liabilities	73,538	75,900
Shareholders’ Equity
Common stock, par value $.01 per share – 150,000,000 shares authorized, 25,588,835 and 25,588,043 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	256	256
Additional paid-in capital	185,933	185,567
Retained earnings	33,567	26,389
Accumulated other comprehensive income	7,207	7,522

	226,963	219,734

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$736,316	$724,875

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Sales	$152,463	$120,840
Cost of sales	112,604	83,853

Gross profit	39,859	36,987

Selling, general and administrative expenses	19,445	17,468
Amortization expense	3,028	3,571
Employee separation and plant closure costs	99	162

	22,572	21,201

Operating income	17,287	15,786

Other expenses (income):
Interest expense, net	6,346	6,545
Financing costs amortization	404	370
Foreign currency income	(354)	(148)

	6,396	6,767

Income from operations before income taxes and minority interest	10,891	9,019

Income tax expense	3,713	2,980

Income from operations before minority interest	7,178	6,039

Minority interest, net of taxes	—	(6)

Net income	$7,178	$6,045

Net income per common share – basic	$0.28	$0.76

Net income per common share – diluted	$0.28	$0.73

Weighted average number of common shares outstanding – basic	25,604	7,952

Weighted average number of common shares outstanding – diluted	25,810	8,285

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$7,178	$6,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,587	4,824
Employee stock and stock option related compensation expense	361	321
Financing costs amortization	404	370
Other non-cash operating activities	(354)	(159)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(2,800)	(3,840)
Inventory	(6,812)	30
Unbilled contract revenues and other current assets	(10,481)	(4,764)
Accounts payable and other current liabilities	1,740	566
Customer advances and billings in excess of contract revenue	7,214	8,502

Net Cash Provided By Operating Activities	1,037	11,895

INVESTING ACTIVITIES
Capital expenditures	(5,024)	(2,566)
Acquisition of minority interest and other assets	(1,622)	—

Net Cash Used In Investing Activities	(6,646)	(2,566)

FINANCING ACTIVITIES
Payments on revolving credit facilities or short-term debt	(750)	(839)
Principal payments on long-term debt	—	(5,000)
Payment of financing costs	(183)	—
Other financing activities	5	—

Net Cash Used In Financing Activities	(928)	(5,839)

Net (decrease) increase in cash and cash equivalents	(6,537)	3,490
Effect of exchange rate changes on cash	42	107
Cash and cash equivalents at beginning of period	18,854	11,326

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,359	$14,923

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     Nature of Operations: The Company is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and end-use of industrial gases and hydrocarbons. The Company has domestic operations located in eight states, including its principal executive offices located in Garfield Heights, Ohio and an international presence in Australia, China, the Czech Republic, Germany and the United Kingdom.
     Basis of Presentation: The consolidated financial statements have been adjusted for the three months ended March 31, 2006 to give effect to the 4.6263-for-one stock split of the Company’s common stock that occurred on July 20, 2006, and related adjustments to its capital structure and stock options that were effected upon the completion of the Company’s initial public offering (“IPO”) on July 31, 2006.
     Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.
     Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	March 31,	December 31,
	2007	2006
Raw materials and supplies	$34,038	$32,404
Work in process	27,322	20,974
Finished goods	18,269	19,479

	$79,629	$72,857

     Revenue Recognition: For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement, and the selling price to the buyer is fixed or determinable. For brazed aluminum heat exchangers, cold boxes, vacuum-insulated pipe, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation – Continued
for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion. Timing of amounts billed on contracts varies from contract to contract and could cause a significant variation in working capital requirements.
     Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
Balance as of January 1	$4,765	$3,598
Warranty expense	518	875
Warranty usage	(421)	(713)

Balance as of March 31	$4,862	$3,760

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
     The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		March 31, 2007		December 31, 2006
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Finite-lived assets:
Unpatented technology	9 years	$9,400	$(1,647)	$9,400	$(1,364)
Patents	10 years	8,138	(1,539)	8,138	(1,287)
Product names	14 years	2,580	(308)	2,580	(255)
Backlog	14 months	6,720	(6,720)	6,720	(6,336)
Non-compete agreements	3 years	3,474	(1,197)	3,474	(977)
Customer relations	13 years	101,066	(10,480)	101,066	(8,647)
Other	—	60	(14)	60	(9)

		$131,438	$(21,905)	$131,438	$(18,875)

Indefinite-lived intangible assets:
Goodwill		$246,832		247,144
Trademarks and trade names		34,060		34,060

		$281,322		$281,204

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation – Continued
Amortization expense for finite-lived intangible assets was $3,028 and $3,571 for the three months ended March 31, 2007 and 2006, respectively, and is estimated to be approximately $10,900 for 2007 and $9,800 for fiscal years 2008 through 2012.
     Employee Stock Options: The Company adopted SFAS No. 123(R) “Share-Based Payments”, using the modified prospective method, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
     As of March 31, 2007 and 2006, there were 846 and 803 time-based options and 1,555 and 1,472 performance-based options outstanding under the Amended and Restated 2005 Stock Incentive Plan (“Stock Incentive Plan”), respectively. For the three months ended March 31, 2007 and 2006, the Company recorded $302 and $321, respectively, in compensation expense related to the time-based options. As of March 31, 2007, the total share-based compensation expected to be recognized over the weighted average period of approximately 3.6 years is $2,546. Further, the Company may also record additional stock-based compensation expense in future periods related to the 1,555 performance-based options granted under the Stock Incentive Plan to certain members of management, if it becomes probable that any of the future performance criteria will be achieved. The maximum share-based compensation expense relating to the performance-based options is approximately $7,500, which will be recognized if and to the extent it becomes probable that the specified actual returns on First Reserve Fund X, L.P.’s (“First Reserve”) investment will be achieved.
     In 2006, the Company granted restricted stock units covering 16 shares of common stock to non-employee directors. Each of the six grants of restricted stock units had a fair market value of $40 on the date of grant. Restricted stock units for 3 shares were forfeited in the first quarter of 2007 upon the resignation of a director. The remaining restricted stock units are expected to fully vest on the first anniversary of the date of grant or earlier in the event of a “change in control” as such term is defined in the Stock Incentive Plan. For the three months ended March 31, 2007, the Company recorded $59 in director compensation expense related to the restricted stock units.
     Recently Issued Accounting Pronouncements: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands the disclosure requirements for fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension Benefit Plans and Other Postretirement Plans”. This statement requires recognition on the balance sheet of the underfunded or overfunded status of pension and postretirement benefit plans. SFAS No. 158 also requires the recognition of changes in the funded status through other comprehensive income in the year that the changes occur. The amount of net periodic benefit cost recognized in an entity’s results of operation will not change. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end balance sheet is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of December 31, 2006. The adoption of the statement had no effect on our financial position, results of operations, liquidity or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its financial position and results of operations.
NOTE B — Debt and Credit Arrangements
     The Company has a senior secured credit facility (the “Senior Credit Facility”) and $170,000 of 9 1/8% senior subordinated notes (the “Subordinated Notes”) outstanding. The Senior Credit Facility consists of a $180,000 term loan facility (the “Term Loan”) and a $115,000 revolving credit facility (the “Revolver”), of which $55,000 may be used for letters of credit extending beyond one year from their date of issuance. The Term Loan matures on October 17, 2012 and the Revolver matures on October 17, 2010. The Term Loan does not require any principal payments prior to the maturity date. The interest rate under the Senior Credit Facility is, at the Company’s option, the Alternative Base Rate (“ABR”) plus 1.0% or LIBOR plus 2.0% on the Term Loan and ABR plus 1.5% or LIBOR plus 2.5% on the Revolver. The applicable interest margin on the Revolver could decrease based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay an annual administrative fee of $100, a commitment fee of 0.5% on the unused Revolver balance, a letter of credit participation fee of 2.5% per annum on the letter of credit exposure and a letter of credit issuance fee of 0.25%. The obligations under the Senior Credit Facility are secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s non-U.S. subsidiaries.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE B — Debt and Credit Arrangements — Continued
     The Subordinated Notes are due in 2015 with interest payable semi-annually on April 15th and October 15th. The registration rights agreement required the Company to file an Exchange Offer Registration Statement and complete the exchange offer for the Subordinated Notes by August 14, 2006. Since the exchange offer was not completed when required, additional interest at a rate of 0.50% was incurred for the 90-day period commencing November 12, 2006 and additional interest at a rate of 0.75% was incurred for the 90-day period commencing February 10, 2007. The exchange offer was completed on April 6, 2007 and this additional interest ceased accruing as of that date. Any of the Subordinated Notes may be redeemed solely at the Company’s option beginning on October 15, 2010. The initial redemption price is 104.563% of the principal amount, plus accrued interest. Also, any of the notes may be redeemed solely at the Company’s option at any time prior to October 15, 2010, plus accrued interest and a “make-whole” premium. In addition, before October 15, 2008, up to 35% of the Subordinated Notes may be redeemed solely at the Company’s option at a price of 109.125% of the principal amount, plus accrued interest, using the proceeds from the sales of certain kinds of capital stock. The Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company, including the Senior Credit Facility, pari passu in right of payment with all future senior subordinated indebtedness of the Company, and senior in right of payment with any future indebtedness of the Company that expressly provides for its subordination to the Subordinated Notes. The Subordinated Notes are unconditionally guaranteed jointly and severally by substantially all of the Company’s U.S. subsidiaries.
     The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions, engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility and indenture governing the Subordinated Notes also include financial covenants relating to leverage, interest coverage and fixed charge coverage ratios. The Company believes that it is in compliance with all covenants. As of March 31, 2007, there was $120,000 outstanding under the Term Loan, $170,000 outstanding under the Subordinated Notes and letters of credit and bank guarantees totaling $22,620 supported by the Revolver.
     Chart Ferox a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured revolving credit facilities with borrowing capacity, including overdraft protection, of up to $9,600, of which $4,400 is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in Czech Korunas, Euros and U.S. dollars. Borrowings in Koruna are at PRIBOR, borrowings in Euros are at EUROBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 0.6 percent. Ferox is not required to pay a commitment fee to the lenders under the revolving credit facilities in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.75% on the face amount of each guarantee. Ferox’s land and buildings and accounts receivable secure $4,600 and $2,500, respectively, of the revolving credit facilities. As of March 31, 2007, there were no borrowings outstanding under the Ferox revolving credit facilities. However, there were $1,429 of bank guarantees supported by the Ferox revolving credit facilities.
NOTE C — Earnings per Share
     The following table presents calculations of net income per share of common stock for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Net income	$7,178	$6,045
Net income per common share — basic	$0.28	$0.76
Net income per common share — diluted	$0.28	$0.73
Weighted average number of common shares outstanding — basic	25,604	7,952
Incremental shares issuable upon assumed exercise of stock warrant	—	26
Incremental shares issuable upon assumed conversion and exercise of stock options	206	307

Total shares — diluted	25,810	8,285

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE D — Comprehensive Income (Loss)
     The components of accumulated other comprehensive income (loss) are as follows:

	March 31,	December 31,
	2007	2006
Foreign currency translation adjustments	$6,037	$6,352
Minimum pension liability adjustments, net of taxes	1,170	1,170

	$7,207	$7,522

     Comprehensive income for the three months ended March 31, 2007 and 2006 was $6,863 and $7,495, respectively.
NOTE E — Employee Separation and Plant Closure Costs
     For the three months ended March 31, 2007 and 2006, the Company recorded employee separation and plant closure costs of $99 and $162, respectively, primarily related to the closure of the Distribution and Storage segment’s idle Plaistow, New Hampshire facility.
     The following table summarizes the Company’s employee separation and plant closure costs activity for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31, 2007
	Energy &	Distribution
	Chemicals	& Storage	BioMedical	Total

One-time employee termination costs	$—	$—	$—	$—
Other associated costs	—	99	—	99

Employee separation and plant closure costs	—	99	—	99
Reserve usage	—	(99)	(39)	(138)

Change in reserve	—	—	(39)	(39)
Reserves as of January 1, 2007	1,557	190	121	1,868

Reserves as of March 31, 2007	$1,557	$190	$82	$1,829

	Three Months Ended March 31, 2006
	Energy &	Distribution
	Chemicals	& Storage	BioMedical	Total

One-time employee termination costs	$—	$—	$—	$—
Other associated costs	9	153	—	162

Employee separation and plant closure costs	9	153	—	162
Inventory valuation in cost of sales	—	—	—	—

	9	153	—	162
Reserve usage	(9)	(153)	(97)	(259)

Change in reserve	—	—	(97)	(97)
Reserves as of January 1, 2006	1,557	190	239	1,986

Reserves as of March 31, 2006	$1,557	$190	$142	$1,889

     The employee separation and plant closure costs reserve of $1,829 and $1,889 at March 31, 2007 and 2006, respectively, were for one-time employee termination costs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE F — Acquisitions
     On May 26, 2006, the Company acquired the common stock of Cooler Service Company, Inc. (“CSC”) based in Tulsa, Oklahoma. The consideration paid was $15,927, net of cash acquired, including transaction costs. The acquisition was funded with cash on hand. The estimated fair value of the net assets acquired and goodwill at the date of acquisition was $8,050 and $8,654, respectively. CSC designs and manufactures air cooled heat exchangers for multiple markets, including hydrocarbon, petrochemical and industrial gas processing, and power generation. CSC has been included in the Company’s Energy and Chemical segment.
     On March 2, 2007, the Company purchased the remaining minority interest in Chart Ferox a.s for a purchase price of $1,612. The purchase price was applied to eliminate the minority interest in Ferox a.s. of approximately $2,000. The difference between the purchase price and the value of the minority interest eliminated was allocated to adjust the fair value of the assets originally acquired.
NOTE G – Assets Held for Sale
     The Company has entered into an agreement to sell the idle building and a portion of the land at its Plaistow, New Hampshire facility. The Company expects to complete the sale in the second or third quarter of 2007. The Plaistow facility is classified as assets held for sale on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2007 and the audited consolidated balance sheet as of December 31, 2006 based on the carrying value of $3,084.
NOTE H – Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company did not recognize material adjustments in the liability for unrecognized tax benefits.
     The amount of unrecognized tax benefits as of January 1, 2007 was $3,900. This amount includes $1,100 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007.
     The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2003.
     The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2004 and 2005 during the three months ended March 31, 2007. The Company expects the examination to be concluded and settled during 2008. The Company is also currently under examination by a number of state tax authorities. The Company also expects those examinations to be concluded and settled during 2008. It is reasonably possible that a change in the unrecognized tax benefits may occur, however, quantification of an estimated range cannot made at this time.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $302 for the payment of interest and penalties at March 31, 2007. This amount is included in the unrecognized tax benefits above.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE I — Employee Benefit Plans
     The Company has four defined benefit pension plans covering certain U.S. hourly and salary employees. All of these plans were frozen as of February 28, 2006. The defined benefit plans provide benefits based primarily on the participants’ years of service and compensation.
     The following table sets forth the components of net periodic pension benefit for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
Service cost	$—	$—
Interest cost	523	510
Expected return on plan assets	(680)	(618)
Recognized actuarial gain	—	—

Total pension benefit	$(157)	$(108)

NOTE J — Reporting Segments
     The structure of the Company’s internal organization is divided into the following three reportable segments: Energy and Chemicals (“E&C”), Distribution and Storage (“D&S”) and BioMedical. The Company’s reportable segments are business units that offer different products and are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The E&C segment sells heat exchangers, cold boxes and liquefied natural gas vacuum-insulated pipe to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases. The D&S segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The BioMedical segment sells medical respiratory products, biological storage systems, other oxygen products and magnetic resonance imaging cryostat components. Due to the nature of the products that each segment sells, there are no intersegment sales. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and stock-based compensation expenses that are not allocated to the reporting segments.
     The Company evaluates performance and allocates resources based on operating income or loss before gain on sale of assets, net interest expense, financing costs amortization expense, foreign currency gain or loss, income taxes and minority interest. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
     Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Three Months Ended March 31, 2007
	Energy	Distribution
	and Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$52,277	$76,779	$23,407	$—	$152,463

Operating income (loss)	150	18,038	4,910	(5,811)	17,287

	Three Months Ended March 31, 2006
	Energy	Distribution
	and Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$41,174	$60,318	$19,348	$—	$120,840

Operating income (loss)	5,933	11,053	3,714	(4,914)	15,786

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE K – Supplemental Guarantor Financial Information
     The Company’s Subordinated Notes issued in October 2005 are guaranteed on a full, unconditional and joint and several basis by the following wholly owned subsidiaries: Chart Inc., CAIRE Inc., Chart Energy and Chemicals, Inc., Chart Cooler Service Company, Inc., Chart International Holdings, Inc., Chart Asia Inc. and Chart International Inc. The following subsidiaries are not guarantors of the notes:

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
     The following supplemental condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the three months ended March 31, 2007 and 2006, balance sheets as of March 31, 2007 and December 31, 2006 and statements of cash flows for the three months ended March 31, 2007 and 2006.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2007
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$(1,080)	$276	$13,163	$—	$12,359
Accounts receivable, net	—	56,390	23,507	—	79,897
Inventory, net	—	46,896	33,063	(330)	79,629
Other current assets	7,708	48,569	14,298	—	70,575

Total current assets	6,628	152,131	84,031	(330)	242,460
Property, plant and equipment, net	—	59,779	29,086	—	88,865
Goodwill	—	189,671	57,161	—	246,832
Intangible assets, net	—	141,170	2,423	—	143,593
Investments in affiliates	116,153	46,009	—	(162,162)	—
Intercompany receivables	442,863	—	—	(442,863)	—
Other assets	10,911	1,585	2,070	—	14,566

Total assets	$576,555	$590,345	$174,771	$(605,355)	$736,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$6,204	$111,470	$27,236	$905	$145,815

Total current liabilities	6,204	111,470	27,236	905	145,815
Long-term debt	290,000	—	—	—	290,000
Intercompany payables	—	349,102	94,996	(444,098)	—
Other long-term liabilities	53,388	13,620	6,530	—	73,538

Total liabilities	349,592	474,192	128,762	(443,193)	509,353
Common Stock	256	—	—	—	256
Other stockholders’ equity	226,707	116,153	46,009	(162,162)	226,707

Total stockholders’ equity	226,963	116,153	46,009	(162,162)	226,963

Total liabilities and stockholders’ equity	$576,555	$590,345	$174,771	$(605,355)	$736,316

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2007
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET (AUDITED)
As of December 31, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$6,084	$114	$12,656	$—	$18,854
Accounts receivable, net	—	58,320	18,442	—	76,762
Inventory, net	—	43,559	29,508	(210)	72,857
Other current assets	8,319	39,955	13,888	—	62,162

Total current assets	14,403	141,948	74,494	(210)	230,635
Property, plant and equipment, net	—	57,469	28,254	—	85,723
Goodwill	—	189,671	57,473	—	247,144
Intangible assets, net	—	143,998	2,625	—	146,623
Investments in affiliates	104,109	38,326	—	(142,435)	—
Intercompany receivables	421,549	—	—	(421,549)	—
Other assets	11,126	1,580	2,044	—	14,750

Total assets	$551,187	$572,992	$164,890	$(564,194)	$724,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(11,935)	$122,734	$28,908	$(466)	$139,241

Total current liabilities	(11,935)	122,734	28,908	(466)	139,241
Long-term debt	290,000	—	—	—	290,000
Intercompany payables	—	332,535	88,758	(421,293)	—
Other long-term liabilities	53,388	13,614	8,898	—	75,900

Total liabilities	331,453	468,883	126,564	(421,759)	505,141
Common Stock	256	—	—		256
Other stockholders’ equity	219,478	104,109	38,326	(142,435)	219,478

Total stockholders’ equity	219,734	104,109	38,326	(142,435)	219,734

Total liabilities and stockholders’ equity	$551,187	$572,992	$164,890	$(564,194)	$724,875

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2007
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2007

			Subsidiary
		Subsidiary	Non-	Consoldiating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$111,468	42,057	$(1,062)	$152,463
Cost of sales	—	81,985	31,560	(941)	112,604

Gross profit	—	29,483	10,497	(121)	39,859
Selling, general and administrative expenses	651	19,779	2,142	—	22,572

Operating income	(651)	9,704	8,355	(121)	17,287
Interest expense	6,329	54	(37)	—	6,346
Other expense (income), net	404	52	(406)	—	50

(Loss) income before income taxes and equity in net (income) of subsidiaries	(7,384)	9,598	8,798	(121)	10,891
Income tax (benefit) provision	(2,518)	4,506	1,725	—	3,713
Equity in net (income) of subsidiaries	(12,044)	(6,952)	—	18,996	—

Net (loss) income	$7,178	$12,044	$7,073	$(18,996)	$7,178

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$92,677	28,994	$(831)	$120,840
Cost of sales	—	63,582	21,008	(737)	83,853

Gross profit	—	29,095	7,986	(94)	36,987
Selling, general and administrative expenses	391	18,325	2,476	9	21,201

Operating income	(391)	10,770	5,510	(103)	15,786
Interest expense	6,645	(17)	(83)	—	6,545
Other expense (income), net	370	29	(177)	—	222
Minority interest, net of tax	—	—	6	—	6

(Loss) income before income taxes and equity in net (income) of subsidiaries	(7,406)	10,758	5,776	(103)	9,025
Income tax provision (benefit)	(2,444)	4,778	646	—	2,980
Equity in net (income) of subsidiaries	(11,007)	(5,027)		16,034	—

Net income	$6,045	$11,007	$5,130	$(16,034)	$6,045

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2007
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$14,278	$(11,243)	$(3,153)	$1,155	$1,037

Cash flows from investing activities:
Capital expenditures	—	(3,318)	(1,706)	—	(5,024)
Acquisitions of minority interest	—	(1,622)	—	—	(1,622)

Net cash (used in) investing activities	—	(4,940)	(1,706)	—	(6,646)

Cash flows from financing activities:
Net change in debt	—	(750)	—	—	(750)
Payment of financing costs	(183)	—	—	—	(183)
Other financing activities	5	—	—	—	5
Intercompany account changes	(21,264)	17,095	5,324	(1,155)	—

Net cash (used in) provided by financing activities	(21,442)	16,345	5,324	(1,155)	(928)

Net (decrease) increase in cash and cash equivalents	(7,164)	162	465	—	(6,537)
Effect of exchange rate changes	—	—	42	—	42
Cash and cash equivalents, beginning of period	6,084	114	12,656	—	18,854

Cash and cash equivalents, end of period	$(1,080)	$276	$13,163	$—	$12,359

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2007
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(1,973)	$11,681	$2,169	$18	$11,895

Cash flows from investing activities:
Capital expenditures	—	(1,747)	(819)	—	(2,566)

Net cash (used in) investing activities	—	(1,747)	(819)	—	(2,566)

Cash flows from financing activities:
Net change in debt	(5,000)	—	(839)	—	(5,839)
Intercompany account changes	7,898	(9,619)	1,739	(18)	—

Net cash provided by (used in) financing activities	2,898	(9,619)	900	(18)	(5,839)

Net increase in cash and cash equivalents	925	315	2,250	—	3,490
Effect of exchange rate changes	—	—	107	—	107
Cash and cash equivalents, beginning of period	7,191	272	3,863	—	11,326

Cash and cash equivalents, end of period	$8,116	$587	$6,220	$—	$14,923

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Chart Industries, Inc. (the “Company,” “Chart,” or “we”) is a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases. We supply engineered equipment used throughout the global liquid supply chain. The largest portion of end-use applications for our products is energy-related. We are a leading manufacturer of standard and engineered equipment primarily used for low temperature and cryogenic applications. We have developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; - 459° Fahrenheit). The majority of our products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and end-use of hydrocarbon and industrial gases.
     For the three months ended March 31, 2007, orders have remained strong at $174.8 million and backlog has increased to $342.2 million compared to $319.2 million at December 31, 2006. This increase is primarily due to increased demand in the hydrocarbon processing and industrial gas markets served by our Energy and Chemicals (“E&C”) and Distribution and Storage (“D&S”) segments and continued penetration of the international markets served by our BioMedical segment. Also, we experienced growth in our sales, gross profit and operating income for the three months ended March 31, 2007 compared to the same period in 2006, which was primarily attributable to higher volume across all of our business segments, and the timing of product price increases, particularly in our D&S segment. Sales for the three months ended March 31, 2007 were $152.5 million compared to sales of $120.8 million for the three months ended March 31, 2006, reflecting an increase of $31.7 million, or 26.2%. Our gross profit for the three months ended March 31, 2007 was $39.9 million, or 26.1% of sales, as compared to $37.0 million, or 30.6% of sales, for the same period in 2006. In addition, our operating income for the three months ended March 31, 2007 was $17.3 million compared to $15.8 million for the same period in 2006. Our gross profit margin decline was attributed to our E&C segment as margins in our D&S and BioMedical segments improved.
     As a result of the continued growth in many of the markets we serve, our present and anticipated customer order trends, our backlog level of $342.2 million as of March 31, 2007, and our focus on energy-related industries, we presently expect to experience continued sales and operating income growth for the remainder of 2007 as compared to the same period in 2006. While overall growth is expected in the global industrial gas market during the remainder of 2007, more of this growth is forecasted from international markets, particularly Central Europe and Asia, as the U.S. market is experiencing signs of moderating growth. We also believe that our cash flow from operations, available cash and available borrowings under the senior secured credit facility should be adequate to meet our working capital, capital expenditure, debt service and other funding requirements for the remainder of 2007.

Results of Operations for the Three Months Ended March 31, 2007 and 2006
     The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our three operating segments for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Sales
Energy & Chemicals	$52,277	$41,174
Distribution & Storage	76,779	60,318
BioMedical	23,407	19,348

Total	$152,463	$120,840

Gross Profit
Energy & Chemicals	$6,026	$11,648
Distribution & Storage	25,751	18,822
BioMedical	8,082	6,517

Total	$39,859	$36,987

Gross Profit Margin
Energy & Chemicals	11.5%	28.3%
Distribution & Storage	33.5%	31.2%
BioMedical	34.5%	33.7%
Total	26.1%	30.6%

Operating Income (Loss)
Energy & Chemicals	$150	$5,933
Distribution & Storage	18,038	11,053
BioMedical	4,910	3,714
Corporate	(5,811)	(4,914)

Total	$17,287	$15,786

     Sales
     Sales for the three months ended March 31, 2007 were $152.5 million compared to $120.8 million for the three months ended March 31, 2006, reflecting an increase of $31.7 million, or 26.2%. E&C segment sales were $52.3 million for the three months ended March 31, 2007 compared with sales of $41.2 million for three months ended March 31, 2006, which reflected an increase of $11.1 million or 27.0%. This increase in sales resulted primarily from $9.9 million of air cooled heat exchanger sales from CSC, which was acquired in the second quarter of 2006 and to lesser extent from higher volume for brazed aluminum heat exchangers and process systems. D&S segment sales increased $16.5 million, or 27.4%, to $76.8 million for the three months ended March 31, 2007 from $60.3 million for the three months ended March 31, 2006. Sales of bulk storage systems and packaged gas systems increased $12.4 million and $4.0 million, respectively, for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to higher volume as a result of continued growth in the global industrial gas market, and price increases to absorb escalating raw material costs. Another contributing factor to the increased D&S sales in the first quarter of 2007 compared with the same period in 2006 was favorable foreign currency translation of approximately $2.5 million as a result of the weakened U.S. dollar compared to the Euro and Czech Koruna. BioMedical segment sales for the three months ended March 31, 2007 were $23.4 million compared to $19.3 million for the same period in 2006, which reflected an increase of $4.1 million or 21.0%. Medical respiratory product and biological storage system sales increased $1.1 million and $1.7 million, respectively, due to higher volume in international markets. Other products sales in the BioMedical segment increased $1.2 million primarily due to higher volume compared to the same period in 2006.

     Gross Profit and Margin
     Gross profit for the three months ended March 31, 2007 was $39.9 million, or 26.1% of sales, versus $37.0 million, or 30.6% of sales, for the three months ended March 31, 2006 and reflected an increase of $2.9 million. E&C segment gross profit decreased $5.6 million and its margin decreased 16.8 percentage points, respectively, primarily due to lower margins on two complex field installation projects and lower productivity at our La Crosse, Wisconsin brazed aluminum heat exchanger facility as a result of a strike in February 2007, which was settled. The two installation projects and the La Crosse strike had a $3.3 million unfavorable impact on E&C gross profit for the three months ended March 31, 2007. Also contributing to the E&C margin decline was the increase in costs on several other fixed price contracts that were completed or near completion at March 31, 2007. The cost increases were primarily attributable to escalating labor costs for engineers and skilled welders and higher raw material costs due to a rapid increase in stainless steel surcharges. In addition, the gross profit for the three months ended March 31, 2006 included a high margin heat exchanger and process systems emergency order that increased the E&C margin by approximately six percentage points. Gross profit for the D&S segment increased $6.9 million, or 2.3 percentage points, in the 2007 three month period compared to the 2006 three month period primarily due to higher sales volume, manufacturing productivity improvements, and to a lesser extent the timing of product price increases in both bulk storage and packaged gas systems to absorb escalating raw material costs. BioMedical gross profit increased $1.6 million, or 0.8 percentage points, in the 2007 period compared to the 2006 period primarily due to higher sales volume.
     Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses for the three months ended March 31, 2007 were $19.4 million, or 12.8% of sales, compared to $17.5 million, or 14.5% of sales, for the three months ended March 31, 2006. SG&A expenses for the E&C segment were $4.6 million for the three months ended March 31, 2007 compared to $4.4 million for the three months ended March 31, 2006, an increase of $0.2 million. D&S segment SG&A expenses for the three months ended March 31, 2007 were $6.4 million compared to $5.8 million for the three months ended March 31, 2006, an increase of $0.6 million. This increase was primarily attributable to higher employee-related and infrastructure costs to support business growth. SG&A expenses for the BioMedical segment were $2.7 million for the three months ended March 31, 2007, an increase of $0.4 million compared to the three months ended March 31, 2006, which was primarily due to higher sales volume and increased research and development costs. Corporate SG&A expenses for the three months ended March 31, 2007 were $5.7 million compared to $4.9 million for the three months ended March 31, 2006. This increase of $0.8 million was primarily attributable to Sarbanes-Oxley implementation costs and secondary offering expenses aggregating approximately $0.7 million incurred during the three months ended March 31, 2007.
     Amortization Expense
     Amortization expense for the three months ended March 31, 2007 was $3.0 million, or 2.0% of sales, compared to $3.6 million, or 3.0% of sales for the three months ended March 31, 2006. The decrease of $0.6 million was due to certain intangible assets being fully amortized at December 31, 2006.
     Employee Separation and Plant Closure Costs
     For the three months ended March 31, 2007 and 2006, employee separation and plant closure costs were $0.1 million and $0.2 million, respectively. The costs for the both periods were related to the idle Plaistow, New Hampshire facility that is being held for sale. The sale of this facility is expected to be completed in the second or third quarter of 2007.
     Operating Income
     As a result of the foregoing, operating income for the three months ended March 31, 2007 was $17.3 million, or 11.3% of sales, an increase of $1.5 million compared to operating income of $15.8 million, or 13.1% of sales, for the same period in 2006.
     Net Interest Expense
     Net interest expense for the three months ended March 31, 2007 and 2006 was $6.3 million and $6.5 million, respectively. The decrease in interest expense of $0.2 million for the three months ended March 31, 2007 compared to the same period in 2006 was primarily attributable to decreased long-term debt outstanding as a result of voluntary principal payments of $50.0 million made on the Term Loan portion of our Senior Credit Facility with proceeds from the exercise of warrants and options and the Company’s IPO during 2006 partially offset by higher interest rates on our Senior Credit Facility and the additional interest incurred in the three months ended March 31, 2007 on the Subordinated Notes, since the exchange offering was not completed until April 2007.

Other Expense and Income
     Financing costs amortization were $0.4 million for both the three months ended March 31, 2007 and 2006, respectively.
     For the three months ended March 31, 2007, foreign currency gains were $0.4 million as compared to foreign currency gains of $0.1 million for the same period in 2006. This increase in income was the result of the timing of transactions in currencies other than functional currencies primarily in the D&S and BioMedical segments.
     Income Tax Expense
     Income tax expense of $3.7 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively, represents taxes on both U.S. and foreign earnings at an annual effective income tax rate of 34.1% and 33.0%, respectively. The increase in the annual effective income tax rate was primarily due to a greater proportion of U.S. earnings that are taxed at higher rates than the Company’s foreign earnings.
     Net Income
     As a result of the foregoing, reported net income for the three months ended March 31, 2007 and 2006 was $7.2 million and $6.0 million, respectively.
Liquidity and Capital Resources
     Debt Instruments and Related Covenants
     As of March 31, 2007, the Company had $120.0 million outstanding under the Term Loan portion of the Senior Credit Facility, $170.0 million outstanding under the Subordinated Notes and $22.6 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility. The Company believes it is in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. Availability on the revolving portion of the Senior Credit Facility was $92.4 million at March 31, 2007.
     The registration rights agreement related to the Subordinated Notes required the Company to file an Exchange Offer Registration Statement and complete the exchange offer for the Subordinated Notes by August 14, 2006. Since the exchange offer was not completed when required, additional interest at a rate of 0.50% was incurred for the 90-day period commencing November 12, 2006 and additional interest at a rate of 0.75% was incurred for the 90-day period commencing February 10, 2007. The exchange offer was completed on April 6, 2007 and the additional interest ceased accruing as of that date.
     Sources and Use of Cash
     Cash provided by operations for the three months ended March 31, 2007 was $1.0 million compared with cash provided by operations of $11.9 million for the three months ended March 31, 2006. The change in the cash used by operations in the 2007 period was primarily attributable to increased inventory to support business growth and an increase in net unbilled contract revenues due to higher sales and the timing of progress billings under existing contracts with customers.
     Cash used in investing activities for the three months ended March 31, 2007 was $6.6 million compared to $2.6 million for the three months ended March 31, 2006. Capital expenditures for the three months ended March 31, 2007 were $5.0 million compared with $2.6 million for the three months ended March 31, 2006 and consisted primarily of capital expenditures for the E&C segment brazed aluminum heat exchanger facility expansion in La Crosse, Wisconsin and D&S segment expansion in China to support business growth. Capital expenditures during the same period in 2006 were primarily for expansion of existing facilities and construction of a new manufacturing facility in China to support growth in business. Also, during the three months ended March 31, 2007, $1.6 million of cash was used to purchase the remaining minority interest of Chart Ferox a.s.
     For the three months ended March 31, 2007 and 2006, cash used in financing activities was $0.9 million and $5.8 million, respectively. During the three months ended March 31, 2006, $5.0 million of cash was used for voluntary principal prepayment under the Term Loan portion of our Senior Credit Facility.
     Cash Requirements
     The Company does not anticipate any unusual cash requirements for working capital needs, but expects to use $23.0 to $25.0 million of cash for capital expenditures for the remaining nine months of 2007. A significant portion of the capital expenditures are expected to be used for continued facility expansions to increase capacity at the E&C segment La Crosse, Wisconsin facility and the D&S segment China, Czech Republic and New Prague, Minnesota facilities. Management believes that these expansions are necessary to support our current backlog levels and our expected growth due to an increase in global demand for our products.
     For the remaining nine months of 2007, cash requirements for debt service are forecasted to be approximately $23.0 million for scheduled interest payments under our Senior Credit Facility and the Subordinated Notes. We are not required to make any scheduled principal payments during the remaining nine months of 2007 under the Term Loan portion of the Senior Credit Facility or Subordinated Notes, but we will consider making voluntary principal payments on our Senior Credit Facility or repurchasing our Subordinated Notes on the open market to the extent permitted by our debt covenants with excess cash flow that is generated. For the remainder of 2007, we expect to use approximately $21.0 million of cash for both U.S. and foreign income taxes and contribute approximately $0.6 million of cash to our four defined benefit pension plans to meet ERISA minimum funding requirements.
Orders and Backlog
     We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and it is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties. Backlog as of March 31, 2007 was $342.2 million compared to $319.2 million as of December 31, 2006.
     The following table sets forth orders and backlog by segment for the periods indicated:

	Three Months Ended
	March 31,	December 31,
	2007	2006
Orders
Energy and Chemicals	$71,310	$111,166
Distribution and Storage	76,568	75,425
BioMedical	26,935	16,643

Total	$174,813	$203,234

Backlog
Energy and Chemicals	$226,696	$207,668
Distribution and Storage	105,666	105,070
BioMedical	9,820	6,415

Total	$342,182	$319,153

     E&C orders for the three months ended March 31, 2007 were $71.3 million compared to $111.2 million for the three months ended December 31, 2006. E&C backlog totaled $226.7 million at March 31, 2007 compared to $207.7 million at December 31, 2006. The decline in orders of $39.9 million, or 36%, was primarily attributable to the receipt of a process systems order in excess of $40.0 million for a significant project in West Africa in the fourth quarter of 2006. Orders for brazed aluminum and air cooled heat exchangers remained at constant levels for the past two quarters.
     D&S orders for the three months ended March 31, 2007 were $76.6 million compared to $75.4 million for the three months ended December 31, 2006. D&S backlog totaled $105.7 million at March 31, 2007 compared to $105.1 million at December 31, 2006. Overall, D&S orders have remained strong in recent quarters due to continued demand in the global industrial gas market. Packaged gas systems orders for the three months ended March 31, 2007 increased $2.6 million while bulk storage systems orders decreased by $1.4 million.
     BioMedical orders for the three months ended March 31, 2007 were $26.9 million compared to $16.7 million for the three months ended December 31, 2006. BioMedical backlog at March 31, 2007 totaled $9.8 million compared to $6.4 million at December 31, 2006. The increase in orders of $10.3 million, or 62%, was primarily due to increased demand in the international medical respiratory market, increased demand in both the U.S. and international biological storage markets, and seasonality. Medical respiratory product, biological storage systems and other BioMedical product orders increased $4.3 million, $5.1 million and $0.9 million, respectively.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined in the Securities Act.
Application of Critical Accounting Policies
     The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts, inventory valuation reserves, goodwill, indefinite lived intangibles, environmental remediation obligations, product warranty costs, debt covenants, pensions and deferred tax assets. There have been no significant changes in accounting policies since December 31, 2006, except for the adoption on January 1, 2007 of FIN 48 as it relates to the accounting for income taxes. The adoption of FIN 48 did not have a material effect on the Company’s financial position, results of operations or cash flows.
Forward-Looking Statements
     The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements”. These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue,” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described in our “Risk Factors” disclosure), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:
•	the cyclicality of the markets which we serve;

•	the loss of, or a significant reduction in purchases by, our largest customers;

•	competition in our markets;

•	our compliance obligations with the Sarbanes-Oxley Act of 2002;

•	general economic, political, business and market risks associated with our non-U.S. operations;

•	our ability to successfully manage our growth;

•	the loss of key employees;

•	the pricing and availability of raw materials and our ability to manage our fixed-price contract exposure, including exposure to fixed pricing in long-term customer contracts;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	our ability to continue our technical innovation in our product lines;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the costs of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	the insolvency of our formerly consolidated subsidiary, Chart Heat Exchangers Limited, or CHEL, and CHEL’s administration proceedings in the United kingdom, including claims that may be asserted against us with respect to CHEL’s obligations;

•	litigation and disputes involving us, including the extent of product liability, warranty, pension and severance claims asserted against us;

•	labor costs and disputes;

•	our relations with our employees;

•	our funding requirements in connection with our defined benefit pension plans;

•	fluctuations in foreign currency exchange and interest rates;

•	disruptions in our operations due to hurricanes;

•	our ability to protect our intellectual property and know-how;

•	regulations governing the export of our products;

•	additional liabilities related to taxes;

•	the possibility that our controlling stockholders’ interests will conflict with the interests of our other investors or us; and

•	risks associated with our substantial indebtedness, leverage, debt service and liquidity.
     There may be other factors that may cause our actual results to differ materially from the forward-looking statements.
     All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for 2006 and our Registration Statement on Form S-1 filed on March 30, 2007. We undertake no obligation to update or revise forward-looking statements, which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In the normal course of business, the Company’s operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.
     The Company’s primary interest rate risk exposure results from the various floating rate pricing mechanisms on the senior credit facility. If interest rates were to increase 200 basis points (2 percent) from March 31, 2007 rates, and assuming no changes in debt from the March 31, 2007 levels, the additional annual expense would be approximately $2.4 million on a pre-tax basis.
     The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the Euro, the British pound, the Czech koruna and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are one year or less. The Company held immaterial positions in foreign exchange forward contracts at March 31, 2007.
Item 4. Controls and Procedures
     As of March 31, 2007, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have not been any material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except to the extent set forth under the captions “Risk Factors — Risks Related to our Business” and “Risk Factors – Risks Related to our Leverage” in the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on March 30, 2007.

Item 6. Exhibits
     The following exhibits are filed with this report:
10.1	Term Sheet for IAM Agreement 2007-2010, effective February 4, 2007, by and between Chart Energy and Chemicals, Inc. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 (File No. 333-140932))

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.

(Registrant)

Date: May 14, 2007	By:	/s/ Michael F. Biehl

Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)