Form 10-Q
period 2007-06-30
CHART INDUSTRIES INC
filed 2007-08-13
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑   No ☐
At July 31, 2007, there were 27,556,263 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$14,276	$18,854
Accounts receivable, net	92,951	76,762
Inventories, net	82,864	72,857
Unbilled contract revenue	22,024	32,993
Other current assets	31,059	26,085
Assets held for sale	3,084	3,084

Total Current Assets	246,258	230,635

Property, plant and equipment, net	92,094	85,723
Goodwill	247,000	247,144
Identifiable intangible assets, net	140,952	146,623
Other assets, net	13,512	14,750

TOTAL ASSETS	$739,816	$724,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$50,482	$48,031
Customer advances and billings in excess of contract revenue	48,388	45,200
Accrued expenses and other current liabilities	37,117	45,260
Short-term debt	—	750

Total Current Liabilities	135,987	139,241

Long-term debt	250,000	290,000
Other long-term liabilities	72,404	75,900
Shareholders’ Equity
Common stock, par value $.01 per share — 150,000,000 shares authorized, 27,548,431 and 25,588,043 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	275	256
Additional paid-in capital	232,229	185,567
Retained earnings	42,015	26,389
Accumulated other comprehensive income	6,906	7,522

	281,425	219,734

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$739,816	$724,875

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$167,587	$129,367	$320,050	$250,207
Cost of sales	116,329	93,254	228,933	177,107

Gross profit	51,258	36,113	91,117	73,100

Selling, general and administrative expenses	28,753	17,693	48,198	35,155
Amortization expense	2,640	3,528	5,668	7,104
Employee separation and plant closure costs	50	69	149	231
Loss on disposal of assets, net	66	—	66	—

	31,509	21,290	54,081	42,490

Operating income	19,749	14,823	37,036	30,610

Other expenses (income):
Interest expense, net	5,958	6,586	12,304	13,131
Financing costs amortization	416	369	820	739
Foreign currency expense (income)	643	(3)	289	(151)

	7,017	6,952	13,413	13,719

Income from operations before income taxes and minority interest	12,732	7,871	23,623	16,891

Income tax expense	4,343	2,510	8,056	5,490

Income from operations before minority interest	8,389	5,361	15,567	11,401

Minority interest, net of taxes	(59)	53	(59)	47

Net income	$8,448	$5,308	$15,626	$11,354

Net income per common share — basic	$0.32	$0.56	$0.60	$1.30

Net income per common share — diluted	$0.32	$0.50	$0.60	$1.20

Weighted average number of common shares outstanding — basic	26,126	9,540	25,865	8,746

Weighted average number of common shares outstanding — diluted	26,588	10,636	26,199	9,461

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$15,626	$11,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,174	9,606
Employee stock and stock option related compensation expense	7,864	752
Financing costs amortization	820	739
Other non-cash operating activities	265	(78)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(16,445)	(2,107)
Inventory	(10,001)	(1,242)
Unbilled contract revenues and other current assets	5,260	(16,189)
Accounts payable and other current liabilities	(7,330)	(765)
Customer advances and billings in excess of contract revenue	3,143	14,346

Net Cash Provided By Operating Activities	8,376	16,416

INVESTING ACTIVITIES
Capital expenditures	(10,591)	(7,240)
Acquisition of business, net of cash acquired	—	(15,858)
Acquisition of minority interest and other assets	(1,649)	(188)

Net Cash Used In Investing Activities	(12,240)	(23,286)

FINANCING ACTIVITIES
Net payments on revolving credit facilities or short-term debt	(750)	(2,350)
Principal payments on long-term debt	(40,000)	(30,000)
Proceeds from exercise of warrants and options	—	39,237
Proceeds from secondary stock offering, net	38,061	—
Contributions from joint venture partners	1,328	—
Other financing activities	452	—

Net Cash (Used In) Provided By Financing Activities	(909)	6,887

Net (decrease) increase in cash and cash equivalents	(4,773)	17
Effect of exchange rate changes on cash	195	254
Cash and cash equivalents at beginning of period	18,854	11,326

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,276	$11,597

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     Nature of Operations: The Company is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum-insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and end-use of industrial gases and hydrocarbons. The Company has domestic operations located in eight states, including its principal executive offices located in Garfield Heights, Ohio, and an international presence in Australia, China, the Czech Republic, Germany and the United Kingdom.
     Basis of Presentation: On June 12, 2007, the Company completed a secondary stock offering of 12,612,513 shares. The secondary shares were sold by FR X Chart Holdings LLC and certain members of the Company’s management. As part of the shares sold by members of management, 42,421 stock options were exercised in conjunction with the offering. The option of 1,891,876 shares to cover over-allotments granted by the Company to the underwriters was exercised in full. The net proceeds of $38,061 received by the Company from the exercise of the over-allotment option were used to make a voluntary principal payment under the term loan portion of the senior secured credit facility. The consolidated financial statements have been adjusted for the three and six months ended June 30, 2006 to give effect to the 4.6263-for-one stock split of the Company’s common stock that occurred on July 20, 2006, and related adjustments to its capital structure and stock options that were effected upon the completion of the Company’s initial public offering (“IPO”) on July 31, 2006.
     Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.
     Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	June 30,	December 31,
	2007	2006

Raw materials and supplies	$41,680	$32,404
Work in process	24,105	20,974
Finished goods	17,079	19,479

	$82,864	$72,857

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2007
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
          Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Beginning balance	$4,962	$3,760	$4,765	$3,598
Warranty expense	1,165	836	1,683	1,711
Warranty usage	(774)	(390)	(1,095)	(1,103)

Ending balance	$5,353	$4,206	$5,353	$4,206

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
     The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		June 30, 2007		December 31, 2006
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization

Finite-lived assets:
Unpatented technology	9 years	$9,400	$(1,929)	$9,400	$(1,364)
Patents	10 years	8,138	(1,774)	8,138	(1,287)
Product names	14 years	2,580	(360)	2,580	(255)
Backlog	14 months	6,720	(6,720)	6,720	(6,336)
Non-compete agreements	3 years	3,474	(1,414)	3,474	(977)
Customer relations	13 years	101,066	(12,317)	101,066	(8,647)
Other	—	60	(32)	60	(9)

		$131,438	$(24,546)	$131,438	$(18,875)

Indefinite-lived intangible assets:
Goodwill		$247,000		$247,144
Trademarks and trade names		34,060		34,060

		$281,060		$281,204

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation — Continued
Amortization expense for finite-lived intangible assets was $2,640 and $3,528 for the three months ended June 30, 2007 and 2006, respectively, and $5,668 and $7,096 for the six months ended June 30, 2007 and 2006, respectively. Amortization expense is estimated to be approximately $10,900 for 2007 and $9,800 for fiscal years 2008 through 2012.
     Employee Stock Options: The Company adopted SFAS No. 123(R) “Share-Based Payments”, using the modified prospective method, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
     As of June 30, 2007 and 2006, there were 839 and 861 time-based options and 1,269 and 1,581 performance-based options outstanding under the Amended and Restated 2005 Stock Incentive Plan (“Stock Incentive Plan”), respectively. For the three months ended June 30, 2007 and 2006, the Company recorded $1,240 and $431, respectively, and $1,534 and $752 for the six months ended June 30, 2007 and 2006, respectively, in compensation expense related to the time-based options. As of June 30, 2007, the total share-based compensation expected to be recognized over the weighted average period of approximately 3.9 years is $2,382. On June 12, 2007, the Company completed its secondary stock offering in which First Reserve Fund X, L.P. achieved a return on its investment that caused 82% of the performance-based options to vest as specified in the Stock Incentive Plan. As a result of the vesting of the performance-based options, the Company recorded $6,157 in stock-based compensation expense in the second quarter of 2007.
     In May 2007, the Company granted restricted stock units covering 9 shares of common stock to non-employee directors. Each of the 5 grants has a fair market value of $40 on the date of grant. In 2006, the Company granted restricted stock units covering 16 shares of common stock to non-employee directors. Each of the six grants of restricted stock units had a fair market value of $40 on the date of grant. Restricted stock units for 3 shares were forfeited in the first quarter of 2007 upon the resignation of a director. The remaining restricted stock units are expected to fully vest on the first anniversary of the date of grant or earlier in the event of a “change in control” as such term is defined in the Stock Incentive Plan, to the extent the grant is not forfeited upon early resignation of a director. For the three and six months ended June 30, 2007, the Company recorded $71 and $130, respectively, in director compensation expense related to the restricted stock units.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its financial position and results of operations.
NOTE B — Debt and Credit Arrangements
     The Company has a senior secured credit facility (the “Senior Credit Facility”) and $170,000 of 9 1/8 % senior subordinated notes (the “Subordinated Notes”) outstanding. The Senior Credit Facility consists of a $180,000 term loan facility (the “Term Loan”) and a $115,000 revolving credit facility (the “Revolver”), of which $55,000 may be used for letters of credit extending beyond one year from their date of issuance. The Term Loan matures on October 17, 2012 and the Revolver matures on October 17, 2010. The Term Loan does not require any scheduled principal payments prior to the maturity date. The interest rate under the Senior Credit Facility is, at the Company’s option, the Alternative Base Rate (“ABR”) plus 1.0% or LIBOR plus 2.0% on the Term Loan and ABR plus 1.5% or LIBOR plus 2.5% on the Revolver. The applicable interest margin on the Revolver could decrease based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay an annual administrative fee of $100, a commitment fee of 0.5% on the unused Revolver balance, a letter of credit participation fee of 2.5% per annum on the letter of credit exposure and a

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE B — Debt and Credit Arrangements — Continued
letter of credit issuance fee of 0.25%. The obligations under the Senior Credit Facility are secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s non-U.S. subsidiaries.
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
     The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions, engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility and indenture governing the Subordinated Notes also include financial covenants relating to leverage, interest coverage and fixed charge coverage ratios. The Company is in compliance with all covenants. In June 2007, the Company made a $40,000 voluntary principal payment under the Term Loan portion of the Senior Credit Facility primarily with proceeds received from the exercise of the underwriters’ over-allotment option in conjunction with the Company’s secondary stock offering. As of June 30, 2007, there was $80,000 outstanding under the Term Loan, $170,000 outstanding under the Subordinated Notes and letters of credit and bank guarantees totaling $26,997 supported by the Revolver.
     Chart Ferox a.s. (“Ferox”), a wholly-owned subsidiary of the Company based in the Czech Republic, maintains secured revolving credit facilities with borrowing capacity, including overdraft protection, of up to $9,600, of which $4,400 is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in Czech Korunas, Euros and U.S. dollars. Borrowings in Korunas are at PRIBOR, borrowings in Euros are at EUROBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 0.6 percent. Ferox is not required to pay a commitment fee to the lenders under the revolving credit facilities in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.75% on the face amount of each guarantee. Ferox’s land and buildings and accounts receivable secure $4,600 and $2,500, respectively, of the revolving credit facilities. As of June 30, 2007, there were no borrowings outstanding under the Ferox revolving credit facilities. However, there were $2,256 of bank guarantees supported by the Ferox revolving credit facilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE C — Earnings per Share
     The following table presents calculations of net income per share of common stock for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (1)	$8,448	$5,308	$15,626	$11,354
Net income per common share — basic	$0.32	$0.56	$0.60	$1.30
Net income per common share — diluted	$0.32	$0.50	$0.60	$1.20
Weighted average number of common shares outstanding — basic	26,126	9,540	25,865	8,746
Incremental shares issuable upon assumed exercise of stock warrant	—	637	—	332
Incremental shares issuable upon assumed conversion and exercise of stock options	462	459	334	383

Total shares — diluted	26,588	10,636	26,199	9,461

(1)	Net income for the three and six months ended June 30, 2007 includes stock-based compensation of $4,669 ($7,086 before tax) primarily related to the vesting of the performance-based options in conjunction with the Company’s secondary stock offering in June 2007.
NOTE D — Comprehensive Income (Loss)
     The components of accumulated other comprehensive income (loss) are as follows:

	June 30,	December 31,
	2007	2006
Foreign currency translation adjustments	$5,736	$6,352
Minimum pension liability adjustments, net of taxes	1,170	1,170

	$6,906	$7,522

     Comprehensive income for the three months ended June 30, 2007 and 2006 was $8,147 and $7,080, respectively. Comprehensive income for the six months ended June 30, 2007 and 2006 was $15,010 and $14,576, respectively.
NOTE E — Employee Separation and Plant Closure Costs
     For the three and six months ended June 30, 2007, the Company recorded employee separation and plant closure costs of $50 and $149, respectively, primarily related to the closure of the Distribution and Storage segment’s idle Plaistow, New Hampshire facility. For the three and six months ended June 30, 2006, the Company recorded employee separation and plant closure costs of $69 and $231, respectively, primarily related to the closure of the Distribution and Storage segment’s idle Plaistow, New Hampshire facility.
     The following table summarizes the Company’s employee separation and plant closure costs activity for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30, 2007
	Energy &	Distribution
	Chemicals	& Storage	BioMedical	Total

One-time employee termination costs	$—	$—	$—	$—
Other associated costs	—	50	—	50

Employee separation and plant closure costs	—	50	—	50
Reserve usage	—	(50)	(34)	(84)

Change in reserve	—	—	(34)	(34)
Reserves as of April 1, 2007	1,557	190	82	1,829

Reserves as of June 30, 2007	$1,557	$190	$48	$1,795

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE E — Employee Separation and Plant Closure Costs — Continued

	Six Months Ended June 30, 2007
	Energy &	Distribution
	Chemicals	& Storage	BioMedical	Total

One-time employee termination costs	$—	$—	$—	$—
Other associated costs	—	149	—	149

Employee separation and plant closure costs	—	149	—	149
Reserve usage	—	(149)	(73)	(222)

Change in reserve	—	—	(73)	(73)
Reserves as of January 1, 2007	1,557	190	121	1,868

Reserves as of June 30, 2007	$1,557	$190	$48	$1,795

	Three Months Ended June 30, 2006
	Energy &	Distribution
	Chemicals	& Storage	BioMedical	Total

One-time employee termination costs	$—	$—	$—	$—
Other associated costs	—	69	—	69

Employee separation and plant closure costs	—	69	—	69
Reserve usage	—	(69)	(5)	(74)

Change in reserve	—	—	(5)	(5)
Reserves as of April 1, 2006	1,557	190	142	1,889

Reserves as of June 30, 2006	$1,557	$190	$137	$1,884

	Six Months Ended June 30, 2006
	Energy &	Distribution
	Chemicals	& Storage	BioMedical	Total

One-time employee termination costs	$—	$—	$—	$—
Other associated costs	9	222	—	231

Employee separation and plant closure costs	9	222	—	231
Reserve usage	(9)	(222)	(102)	(333)

Change in reserve	—	—	(102)	(102)
Reserves as of January 1, 2006	1,557	190	239	1,986

Reserves as of June 30, 2006	$1,557	$190	$137	$1,884

     The employee separation and plant closure costs reserve of $1,795 and $1,884 at June 30, 2007 and 2006, respectively, were for one-time employee termination costs.
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
NOTE G — Assets Held for Sale
     The Company has entered into an agreement to sell the idle building and a portion of the land at its Plaistow, New Hampshire facility. The Company expects to complete the sale by the end of 2007. The Plaistow facility is classified as assets held for sale on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2007 and the audited consolidated balance sheet as of December 31, 2006 based on the carrying value of $3,084.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2007
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
     The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With no significant exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2003.
     The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2004 and 2005 in January 2007. The Company expects the examination to be concluded and settled during 2008. The Company is also currently under examination by a number of state tax authorities. The Company also expects those examinations to be concluded and settled during 2008. It is reasonably possible that a change in the unrecognized tax benefits may occur, however, quantification of an estimated range cannot be made at this time.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $302 for the payment of interest and penalties at January 1, 2007 which is included in the unrecognized tax benefits above. During the six months ended June 30, 2007, the Company accrued approximately $93 in additional interest associated with uncertain tax positions.
NOTE I — Employee Benefit Plans
     The Company has four defined benefit pension plans covering certain U.S. hourly and salary employees. All of these plans were frozen as of February 28, 2006. The defined benefit plans provide benefits based primarily on the participants’ years of service and compensation.
     The following table sets forth the components of net periodic pension benefit for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$—	$—	$—	$—
Interest cost	523	510	1,046	1,020
Expected return on plan assets	(680)	(618)	(1,360)	(1,236)
Recognized actuarial gain	—	—	—	—

Total pension benefit	$(157)	$(108)	$(314)	$(216)

NOTE J — Reporting Segments
     The structure of the Company’s internal organization is divided into the following three reportable segments: Energy and Chemicals (“E&C”), Distribution and Storage (“D&S”) and BioMedical. The Company’s reportable segments are business units that offer different products and are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The E&C segment sells brazed aluminum and air-cooled heat exchangers, cold boxes and liquefied natural gas vacuum-insulated pipe to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases. The D&S segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The BioMedical segment sells medical respiratory products, biological storage systems, other oxygen products and magnetic resonance imaging cryostat components. Due to the nature of the products that each segment sells, there are no intersegment sales. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and stock-based compensation expenses that are not allocated to the reporting segments.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE J — Reporting Segments — Continued
The Company evaluates performance and allocates resources based on operating income or loss before gain on sale of assets, net interest expense, financing costs amortization expense, foreign currency gain or loss, income taxes and minority interest. The accounting policies of the reportable segments are described in the summary of significant accounting policies.
Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Three Months Ended June 30, 2007
	Energy	Distribution and
	& Chemicals	Storage	BioMedical	Corporate	Total

Sales	$58,092	$86,562	$22,933	$—	$167,587

Operating income (loss)(1)	9,717	19,153	4,847	(13,968)	19,749

	Six Months Ended June 30, 2007
	Energy	Distribution and
	& Chemicals	Storage	BioMedical	Corporate	Total

Sales	$110,369	$163,341	$46,340	$—	$320,050

Operating income (loss) (1)	9,867	37,197	9,757	(19,785)	37,036

	Three Months Ended June 30, 2006
	Energy	Distribution and
	& Chemicals	Storage	BioMedical	Corporate	Total

Sales	$42,490	$66,512	$20,365	$—	$129,367

Operating income (loss)	1,109	14,270	4,777	(5,333)	14,823

	Six Months Ended June 30, 2006
	Energy	Distribution and
	& Chemicals	Storage	BioMedical	Corporate	Total

Sales	$83,664	$126,830	$39,713	$—	$250,207

Operating income (loss)	7,043	25,347	8,491	(10,271)	30,610

(1)	The operating loss for Corporate for the three and six months ended June 30, 2007 includes stock-based compensation of $7,086 primarily related to the vesting of performance-based options in conjunction with the Company’s secondary stock offering in June 2007. In addition, the operating loss for Corporate for the three and six months ended June 30, 2007 includes $510 and $770, respectively, of secondary stock offering expenses.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE K — Supplemental Guarantor Financial Information
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

Non-Guarantor Subsidiaries	Jurisdiction
Changzhou CEM Cryo Equipment Co., Ltd.	China
Chart Australia Pty. Ltd.	Australia
Chart Biomedical Limited	United Kingdom
Chart Cryogenic Distribution Equipment (Changzhou) Co., Ltd.	China
Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd.	China
Chart Cryogenic Equipment (Changzhou) Co., Ltd.	China
Chart Ferox a.s.	Czech Republic
Chart Ferox GmbH	Germany
GTC of Clarksville, LLC	Delaware
Lox Taiwan (16% owned)	Taiwan
Zhangjigang Chart Hailu Cryogenic Equipment Co., Ltd.	China
The following supplemental condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the three and six months ended June 30, 2007 and 2006, balance sheets as of June 30, 2007 and December 31, 2006 and statements of cash flows for the six months ended June 30, 2007 and 2006.
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$(5,386)	$477	$19,185	$—	$14,276
Accounts receivable, net	—	68,349	24,602	—	92,951
Inventory, net	—	48,074	35,259	(469)	82,864
Other current assets	7,607	29,954	18,606	—	56,167

Total current assets	2,221	146,854	97,652	(469)	246,258
Property, plant and equipment, net	—	61,300	30,794	—	92,094
Goodwill	—	189,671	57,329	—	247,000
Intangible assets, net	—	138,727	2,225	—	140,952
Investments in affiliates	128,872	39,827	—	(168,699)	—
Intercompany receivables	435,080	—	—	(435,080)	—
Other assets	10,614	1,671	1,227		13,512

Total assets	$576,787	$578,050	$189,227	$(604,248)	$739,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(5,864)	$111,112	$30,560	$179	$135,987

Total current liabilities	(5,864)	111,112	30,560	179	135,987
Long-term debt	250,000	—	—	—	250,000
Intercompany payables	—	324,711	111,017	(435,728)	—
Other long-term liabilities	51,226	13,355	7,823	—	72,404

Total liabilities	295,362	449,178	149,400	(435,549)	458,391
Common Stock	275	—	—	—	275
Other stockholders’ equity	281,150	128,872	39,827	(168,699)	281,150

Total stockholders’ equity	281,425	128,872	39,827	(168,699)	281,425

Total liabilities and stockholders’ equity	$576,787	$578,050	$189,227	$(604,248)	$739,816

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2007
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2007
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$122,497	46,328	$(1,238)	$167,587
Cost of sales	—	82,602	34,826	(1,099)	116,329

Gross profit	—	39,895	11,502	(139)	51,258
Selling, general and administrative expenses	97	28,040	3,372	—	31,509

Operating income	(97)	11,855	8,130	(139)	19,749
Interest expense	6,453	(5)	(74)	—	6,374
Other (income) expense, net	—	(6)	590	—	584

Income (loss) before income taxes and equity in net (income) of subsidiaries	(6,550)	11,866	7,614	(139)	12,791
Income tax (benefit) provision	(2,233)	5,786	790	—	4,343
Equity in net (income) of subsidiaries	(12,765)	(6,685)	—	19,450	—

Net income	$8,448	$12,765	$6,824	$(19,589)	$8,448

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$98,890	31,469	$(992)	$129,367
Cost of sales	—	72,677	21,543	(966)	93,254

Gross profit	—	26,213	9,926	(26)	36,113
Selling, general and administrative expenses	208	18,889	2,193	—	21,290

Operating income	(208)	7,324	7,733	(26)	14,823
Interest expense	6,589	(12)	9	—	6,586
Other (income) expense, net	369	72	(75)	—	366
Minority interest, net of tax	—	—	(53)	—	(53)

Income (loss) before income taxes and equity in net (income) of subsidiaries	(7,166)	7,264	7,746	(26)	7,818
Income tax provision (benefit)	(3,268)	4,380	1,398	—	2,510
Equity in net (income) of subsidiaries	(9,206)	(6,322)	—	15,528	—

Net income	$5,308	$9,206	$6,348	$(15,554)	$5,308

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2007
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$233,965	88,384	$(2,299)	$320,050
Cost of sales	—	164,587	66,386	(2,040)	228,933

Gross profit	—	69,378	21,998	(259)	91,117
Selling, general and administrative expenses	749	47,817	5,515		54,081

Operating income	(749)	21,561	16,483	(259)	37,036
Interest expense	13,185	50	(111)	—	13,124
Other (income) expense, net	—	47	183	—	230

Income (loss) before income taxes and equity in net (income) of subsidiaries	(13,934)	21,464	16,411	(259)	23,682
Income tax (benefit) provision	(4,752)	10,292	2,516	—	8,056
Equity in net (income) of subsidiaries	(24,808)	(13,636)	—	38,444	—

Net income	$15,626	$24,808	$13,895	$(38,703)	$15,626

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$191,567	60,463	$(1,823)	$250,207
Cost of sales	—	136,259	42,551	(1,703)	177,107

Gross profit	—	55,308	17,912	(120)	73,100
Selling, general and administrative expenses	599	37,214	4,668	9	42,490

Operating income	(599)	18,094	13,244	(129)	30,610
Interest expense	13,235	(30)	(74)	—	13,131
Other (income) expense, net	739	102	(253)	—	588
Minority interest, net of tax	—	—	(47)	—	(47)

Income (loss) before income taxes and equity in net (income) of subsidiaries	(14,573)	18,022	13,524	(129)	16,844
Income tax provision (benefit)	(5,712)	9,157	2,045	—	5,490
Equity in net (income) of subsidiaries	(20,215)	(11,350)	—	31,565	—

Net income	$11,354	$20,215	$11,479	$(31,694)	$11,354

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2007
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3,747)	$3,188	$1,082	$7,853	$8,376
Cash flows from investing activities:
Capital expenditures	—	(6,254)	(4,337)	—	(10,591)
Acquisition of minority interest and other assets		—	(1,649)		(1,649)

Net cash (used in) investing activities	—	(6,254)	(5,986)	—	(12,240)
Cash flows from financing activities:
Net change in debt	(40,000)	(750)	—	—	(40,750)
Proceeds from secondary stock offering, net	38,061	—		—	38,061
Other financing activities	452	(6,073)	7,401		1,780
Intercompany account changes	(6,236)	10,252	3,837	(7,853)	—

Net cash (used in) provided by financing activities	(7,723)	3,429	11,238	(7,853)	(909)

Net (decrease) increase in cash and cash equivalents	(11,470)	363	6,334	—	(4,773)
Effect of exchange rate changes	—	—	195	—	195
Cash and cash equivalents, beginning of period	6,084	114	12,656	—	18,854

Cash and cash equivalents, end of period	$(5,386)	$477	$19,185	$—	$14,276

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2007
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2006

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(16,897)	$25,383	$7,971	$(41)	$16,416
Cash flows from investing activities:
Capital expenditures	—	(5,296)	(1,944)	—	(7,240)
Acquisition of business, net of cash	—	(15,858)	—	—	(15,858)
Other investing activities	—	—	(188)	—	(188)

Net cash (used in) investing activities	—	(21,154)	(2,132)	—	(23,286)
Cash flows from financing activities:
Net change in debt	(30,000)	—	(2,350)	—	(32,350)
Intercompany account changes	3,065	(3,570)	464	41	—
Other financing activities	39,237	—	—	—	39,237

Net cash provided by (used in) financing activities	12,302	(3,570)	(1,886)	41	6,887

Net (decrease) increase in cash and cash equivalents	(4,595)	659	3,953	—	17
Effect of exchange rate changes	—	—	254	—	254
Cash and cash equivalents, beginning of period	7,191	272	3,863	—	11,326

Cash and cash equivalents, end of period	$2,596	$931	$8,070	$—	$11,597

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
     For the six months ended June 30, 2007, orders have remained strong at $418.3 million and backlog has increased to $415.3 million compared to $319.2 million at December 31, 2006. This increase is primarily due to increased demand in the global hydrocarbon processing and industrial gas markets served by our Energy and Chemicals (“E&C”) and Distribution and Storage (“D&S”) segments and continued penetration of the international markets served by our BioMedical segment. Also, we experienced growth in our sales, gross profit and operating income for the six months ended June 30, 2007 compared to the same period in 2006, which was primarily attributable to higher volume across all of our business segments, and the timing of product price increases, particularly in our D&S segment. Sales for the six months ended June 30, 2007 were $320.1 million compared to sales of $250.2 million for the six months ended June 30, 2006, reflecting an increase of $69.9 million, or 27.9%. Our gross profit for the six months ended June 30, 2007 was $91.1 million, or 28.5% of sales, as compared to $73.1 million, or 29.2% of sales, for the same period in 2006. In addition, our operating income for the six months ended June 30, 2007 was $37.0 million compared to $30.6 million for the same period in 2006. Our slight gross profit margin decline was attributed to our E&C and BioMedical segments.
     As a result of the continued growth in many of the markets we serve, higher product pricing, our present and anticipated customer order trends and our backlog level of $415.3 million as of June 30, 2007, we presently expect to experience continued sales and operating income growth for the remainder of 2007 as compared to the same period in 2006. However, a temporary slowdown in the D&S segment bulk storage system sales in the U.S. industrial gas market is anticipated in second half of 2007 as a result of the Linde/BOC merger. We also believe that our cash flow from operations, available cash and available borrowings under the senior secured credit facility should be adequate to meet our working capital, capital expenditure, debt service and other funding requirements for the remainder of 2007.

Results of Operations for the Three Months Ended June 30, 2007 and 2006
     The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our three operating segments for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales
Energy & Chemicals	$58,092	$42,490	$110,369	$83,664
Distribution & Storage	86,562	66,512	163,341	126,830
BioMedical	22,933	20,365	46,340	39,713

Total	$167,587	$129,367	$320,050	$250,207

Gross Profit
Energy & Chemicals	$15,817	$6,213	$21,844	$17,862
Distribution & Storage	27,525	22,156	53,275	40,978
BioMedical	7,916	7,744	15,998	14,260

Total	$51,258	$36,113	$91,117	$73,100

Gross Profit Margin
Energy & Chemicals	27.2%	14.6%	19.8%	21.3%
Distribution & Storage	31.8%	33.3%	32.6%	32.3%
BioMedical	34.5%	38.0%	34.5%	35.9%
Total	30.6%	27.9%	28.5%	29.2%

Operating Income (Loss)
Energy & Chemicals	$9,717	$1,109	$9,867	$7,043
Distribution & Storage	19,153	14,270	37,197	25,347
BioMedical	4,847	4,777	9,757	8,491
Corporate	(13,968)	(5,333)	(19,785)	(10,271)

Total	$19,749	$14,823	$37,036	$30,610

     Sales
     Sales for the three months ended June 30, 2007 were $167.6 million compared to $129.4 million for the three months ended June 30, 2006, reflecting an increase of $38.2 million, or 29.5%. E&C segment sales were $58.1 million for the three months ended June 30, 2007 compared with sales of $42.5 million for three months ended June 30, 2006, which reflected an increase of $15.6 million or 36.7%. This increase in sales resulted primarily from $7.7 million of air cooled heat exchanger sales from Cooler Service Company (“CSC”), which was acquired in the second quarter of 2006, and from higher volume for brazed aluminum heat exchangers. D&S segment sales increased $20.1 million, or 30.2%, to $86.6 million for the three months ended June 30, 2007 from $66.5 million for the three months ended June 30, 2006. Sales of bulk storage systems and packaged gas systems increased $16.4 million and $3.7 million, respectively, for the three months ended June 30, 2007 compared to the same period in 2006, primarily due to higher volume as a result of continued growth in the global industrial gas market, and price increases to absorb escalating raw material costs. Another contributing factor to the increased D&S segment sales in the second quarter of 2007 compared with the same period in 2006 was favorable foreign currency translation of approximately $2.1 million as a result of the weakened U.S. dollar compared to the Euro and Czech Koruna. BioMedical segment sales for the three months ended June 30, 2007 were $22.9 million compared to $20.4 million for the same period in 2006, which reflected an increase of $2.5 million or 12.3%. Biological storage system sales increased $2.6 million primarily due to higher volume in international markets.

     Gross Profit and Margin
     Gross profit for the three months ended June 30, 2007 was $51.3 million, or 30.6% of sales, versus $36.1 million, or 27.9% of sales, for the three months ended June 30, 2006 and reflected an increase of $15.2 million. E&C segment gross profit increased $9.6 million and its margin increased 12.6 percentage points, primarily due to a favorable change in project mix for process systems. The improvement in gross profit is also due to higher sales volume in heat exchangers and the acquisition of CSC in the second quarter of 2006. Gross profit for the D&S segment increased $5.3 million, as the margin declined 1.5 percentage points, in the 2007 three month period compared to the 2006 three month period. The increase in gross profit is due to higher sales volume and to a lesser extent the timing of product price increases in both bulk storage and packaged gas systems to absorb escalating raw material costs. The decrease in the D&S segment margin was caused by a change in product line sales mix. BioMedical gross profit increased $0.2 million due to higher sales volume in international markets for both medical respiratory products and biological storage systems. However, the margin decreased 3.5 percentage points in the 2007 period compared to the 2006 period due to an unfavorable sales volume in domestic markets and raw material surcharges.
     Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses for the three months ended June 30, 2007 were $28.8 million, or 17.2% of sales, compared to $17.7 million, or 13.7% of sales, for the three months ended June 30, 2006. SG&A expenses for the E&C segment were $5.2 million for the three months ended June 30, 2007 compared to $3.7 million for the three months ended June 30, 2006, an increase of $1.5 million. The increase for the E&C segment was primarily the result of higher employee-related and infrastructure expenses to support business growth. D&S segment SG&A expenses for the three months ended June 30, 2007 were $7.1 million compared to $6.0 million for the three months ended June 30, 2006, an increase of $1.1 million. This increase was primarily attributable to higher employee-related and infrastructure costs to support business growth. SG&A expenses for the BioMedical segment were $2.6 million for the three months ended June 30, 2007 and the three months ended June 30, 2006. Corporate SG&A expenses for the three months ended June 30, 2007 were $13.9 million compared to $5.4 million for the three months ended June 30, 2006. This increase of $8.5 million was primarily attributable to $7.1 million in stock-based compensation expense related primarily to the vesting of the performance-based options in conjunction with the secondary stock offering completed in June 2007. Also contributing to the increase in SG&A expenses was the incurrence of Sarbanes-Oxley implementation costs and secondary stock offering expenses aggregating approximately $0.9 million, other public company expenses, and infrastructure support costs.
     Amortization Expense
     Amortization expense for the three months ended June 30, 2007 was $2.6 million, or 1.5% of sales, compared to $3.5 million, or 2.7% of sales for the three months ended June 30, 2006. The decrease of $0.9 million was due to certain intangible assets being fully amortized at June 30, 2007.
     Employee Separation and Plant Closure Costs
     For both the three months ended June 30, 2007 and 2006, employee separation and plant closure costs were $0.1 million. The costs for both periods were related to the idle Plaistow, New Hampshire facility that is being held for sale. The sale of this facility is expected to be completed by the end of 2007.
     Operating Income
     As a result of the foregoing, operating income for the three months ended June 30, 2007 was $19.7 million, or 11.8% of sales, an increase of $4.9 million compared to operating income of $14.8 million, or 11.4% of sales, for the same period in 2006.
     Net Interest Expense
     Net interest expense for the three months ended June 30, 2007 and 2006 was $6.0 million and $6.6 million, respectively. The decrease in interest expense of $0.6 million for the three months ended June 30, 2007 compared to the same period in 2006 was primarily attributable to decreased long-term debt outstanding as a result of voluntary principal payments of $90.0 million made on the term loan portion of our senior secured credit facility (“Senior Credit Facility”), funded primarily by proceeds from warrant and option exercises in the second quarter of 2006, the Company’s initial public offering (“IPO”) in 2006 and proceeds from the secondary offering completed in June 2007. This decrease was partially offset by higher interest rates on our Senior Credit Facility and the interest incurred on borrowings on the revolving portion of the Senior Credit Facility.

     Other Expense and Income
     Financing costs amortization were $0.4 million for both the three months ended June 30, 2007 and 2006, respectively.
     For the three months ended June 30, 2007, foreign currency losses were $0.6 million as compared to minimal foreign currency gains for the same period in 2006. This decrease in income was the result of the timing of transactions in currencies other than functional currencies primarily in the D&S and BioMedical segments.
     Income Tax Expense
     Income tax expense of $4.3 million and $2.5 million for the three months ended June 30, 2007 and 2006, respectively, represents taxes on both U.S. and foreign earnings at an effective income tax rate of 34.1% and 31.9%, respectively. The increase in the effective income tax rate was primarily due to a greater proportion of U.S. earnings that are taxed at higher rates than the Company’s foreign earnings.
     Net Income
     As a result of the foregoing, reported net income for the three months ended June 30, 2007 and 2006 was $8.4 million and $5.3 million, respectively.
Results of Operations for the Six Months Ended June 30, 2007 and 2006
     Sales
     Sales for the six months ended June 30, 2007 were $320.1 million compared to $250.2 million for the six months ended June 30, 2006, reflecting an increase of $69.9 million, or 27.9%. E&C segment sales were $110.4 million for the six months ended June 30, 2007 compared with sales of $83.7 million for the same period in 2006, which represented an increase of $26.7 million, or 31.9%. This increase in sales resulted primarily from higher volume, particularly from larger projects, in both heat exchangers and process systems, which were driven by continued growth in the liquefied natural gas (“LNG”) and natural gas segments of the hydrocarbon processing market, and an additional $17.6 million of sales from CSC, which was acquired in the second quarter of 2006. D&S segment sales increased $36.6 million, or 28.8%, to $163.4 million for the six months ended June 30, 2007 from $126.8 million for the six months ended June 30, 2007. Bulk storage and packaged gas systems sales increased $28.9 million and $7.7 million, respectively, for the six months ended June 30, 2007 compared to the same period in 2006. These increases were driven primarily by increased volume due to continued growth in the global industrial gas market, higher product pricing, and favorable foreign currency translation as a result of the weakened U.S. dollar compared to the Euro and Czech Koruna. BioMedical segment sales increased $6.6 million, or 16.6%, to $46.3 million for the six months ended June 30, 2007 compared to $39.7 million for the six months ended June 30, 2006. Biological storage systems sales increased $4.3 million as a result of higher volume in the U.S. and international markets. MRI and other product sales increased $1.3 million due to higher volume. Medical respiratory product sales increased $1.0 million as a result of increased demand in the international markets partially offset by decreased demand in the U.S. market due to U.S. government reimbursement reductions for oxygen therapy systems.
     Gross Profit and Margin
     Gross profit for the six months ended June 30, 2007 was $91.1 million, or 28.5% of sales, versus $73.1 million, or 29.2% of sales, for the six months ended June 30, 2006 and reflected an increase of $18.0 million. E&C segment gross profit increased $4.0 million in the 2007 period compared to the 2006 period primarily due to increased sales volume in brazed aluminum and air-cooled heat exchangers. The E&C segment gross profit margin decreased 1.5 percentage points in 2007 primarily due to previously disclosed lower margins on two large, complex field installation projects, lost productivity at the La Crosse, Wisconsin brazed aluminum heat exchanger facility as a result of a settled strike in February 2007 and lower margins on several other fixed price contracts that were completed or near completion at March 31, 2007. This decline was partially offset by improved margins for both brazed aluminum and air-cooled heat exchangers. Gross profit for the D&S segment increased $12.2 million, or 0.3 percentage points, in the 2007 period compared to the 2006 period primarily due to higher sales volume, manufacturing productivity improvements and to a lesser extent the timing of product price increases to absorb higher raw material costs in bulk storage and packaged gas systems. These were partially offset by a product line sales mix shift. BioMedical gross profit increased $1.7 million in the 2007 period compared to the 2006 period primarily due to higher sales volume. The BioMedical gross profit margin decreased 1.4 percentage points in 2007 primarily due to increases in raw material costs.

     SG&A
     SG&A expenses for the six months ended June 30, 2007 were $48.2 million, or 15.1% of sales, versus $35.2 million, or 14.1% of sales, for the six months ended June 30, 2006. SG&A expenses for the E&C segment were $9.7 million for the six months ended June 30, 2007 compared to $8.1 million for the six months ended June 30, 2006, an increase of $1.6 million. The increase for the E&C segment was primarily the result of higher employee-related and infrastructure expenses to support business growth, increased commission expense due to higher sales volume and the inclusion of CSC for the full six months. D&S segment SG&A expenses for the six months ended June 30, 2007 were $13.5 million compared to $11.8 million for the six months ended June 30, 2006, an increase of $1.7 million. This increase was primarily attributable to higher employee-related expenses to support business growth. SG&A expenses for the BioMedical segment were $5.4 million for the six months ended June 30, 2007, an increase of $0.4 million compared to the six months ended June 30, 2006. Corporate SG&A expenses for the six months ended June 30, 2007 were $19.5 million compared to $10.3 million for the six months ended June 30, 2006. This increase of $9.2 million was primarily attributable to $7.1 million in stock-based compensation expense related primarily to the vesting of the performance-based options in conjunction with the secondary stock offering completed in June 2007. Also contributing to the increase was the incurrence of approximately $1.6 million of Sarbanes-Oxley implementation costs and secondary stock offering expenses, other public company expenses, and infrastructure support costs.
     Amortization Expense
     Amortization expense for the six months ended June 30, 2007 was $5.7 million, or 1.8% of sales, compared to $7.1 million, or 2.8% of sales, for the six months ended June 30, 2006. The decrease of $1.4 million was due to certain intangible assets being fully amortized.
     Employee Separation and Plant Closure Costs
     For the six months ended June 30, 2007 and 2006, employee separation and plant closure costs were $0.1 million and $0.2 million, respectively. The costs for the both periods were related to the idle Plaistow, New Hampshire facility which is being held for sale. The sale of this facility is expected to be completed by the end of 2007.
     Operating Income
     As a result of the foregoing, operating income for the six months ended June 30, 2007 was $37.0 million, or 11.6% of sales, an increase of $6.4 million compared to operating income of $30.6 million, or 12.2% of sales, for the same period in 2006.
     Net Interest Expense
     Net interest expense for the six months ended June 30, 2007 and 2006 was $12.3 million and $13.1 million, respectively. This decrease in interest expense of $0.8 million for the six months ended June 30, 2007 compared to the same period in 2006 was primarily attributable to decreased long-term debt outstanding as a result of voluntary principal payments of $90.0 million made on the Term Loan portion of our Senior Credit Facility, funded primarily by proceeds from warrant and option exercises, the Company’s IPO in 2006 and proceeds from the secondary stock offering completed in June 2007. This decrease was partially offset by higher interest rates on our Senior Credit Facility and the additional interest incurred on the Subordinated Notes, since the exchange offering was not completed until April 2007.
     Other Expenses and Income
     For the six months ended June 30, 2007 and 2006, financing costs amortization expense was $0.8 million and $0.7 million, respectively. This increase in amortization expense was attributable to additional deferred loan costs incurred for the amendment on the Senior Credit Facility.
     Income Tax Expense
     Income tax expense of $8.1 million and $5.5 million for the six months ended June 30, 2007 and 2006, respectively, represents taxes on both domestic and foreign earnings at an annual effective income tax rate of 34.1% and 32.5%, respectively. The increase in the annual effective income tax rate was primarily due to a greater proportion of U.S. earnings that are taxed at higher rates than the Company’s foreign earnings.

     Net Income
     As a result of the foregoing, reported net income for the six months ended June 30, 2007 and 2006 was $15.6 million and $11.4 million, respectively.
Liquidity and Capital Resources
     Debt Instruments and Related Covenants
     As of June 30, 2007, the Company had $80.0 million outstanding under the Term Loan portion of the Senior Credit Facility, $170.0 million outstanding under the Subordinated Notes and $27.0 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility. The Company believes it is in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. Availability on the revolving portion of the Senior Credit Facility was $88.0 million at June 30, 2007.
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
     Sources and Use of Cash
     Cash provided by operations for the six months ended June 30, 2007 was $8.4 million compared with cash provided by operations of $16.4 million for the six months ended June 30, 2006. The change in the cash provided by operations in the 2007 period was attributable to increased working capital levels, primarily accounts receivable and inventory to support business growth.
     Cash used in investing activities for the six months ended June 30, 2007 was $12.2 million compared to $23.3 million for the six months ended June 30, 2006. Capital expenditures for the six months ended June 30, 2007 were $10.6 million compared with $7.2 million for the six months ended June 30, 2006. Capital expenditures for 2007 were primarily for the E&C segment brazed aluminum heat exchanger facility expansion in La Crosse, Wisconsin and D&S segment expansion in China to support business growth. Capital expenditures during the same period in 2006 were primarily for expansion of various existing facilities. For the six months ended June 30, 2007, $1.6 million of cash was used to purchase the remaining minority interest in Chart Ferox a.s. Also, for the six months ended June 30, 2006, $15.9 million of cash was used to purchase CSC.
     For the six months ended June 30, 2007, cash used in financing activities was $0.9 million compared to cash provided of $6.9 million for the six months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, $40.0 million and $30.0 million, respectively, were used for voluntary principal prepayments under the Term Loan portion of our Senior Credit Facility. In 2007, $38.1 million in net proceeds was received from the exercise of the underwriters’ over-allotment option in conjunction with the secondary stock offering completed in June. In 2006, $39.2 million in proceeds was received from warrant and option exercises in conjunction with the IPO. In May 2007, the Company received $1.3 million in contributions from its joint venture partners to fund a new joint venture based in China for the manufacture of cryogenic trailers.
     Cash Requirements
     The Company does not anticipate any unusual cash requirements for working capital needs, but expects to use $13.0 to $15.0 million of cash for capital expenditures for the remaining six months of 2007. A significant portion of the capital expenditures are expected to be used for continued facility expansions to increase capacity at the E&C segment La Crosse, Wisconsin facility and the D&S segment China, Czech Republic and New Prague, Minnesota facilities. Management believes that these expansions are necessary to support our current backlog levels and our expected growth due to an increase in global demand for our products.
     For the remaining six months of 2007, cash requirements for debt service are forecasted to be approximately $10.0 million for scheduled interest payments under our Senior Credit Facility and the Subordinated Notes. We are not required to make any scheduled principal payments during the remaining six months of 2007 under the Term Loan portion of the Senior Credit Facility or Subordinated Notes, but we will consider making voluntary principal payments on our Senior Credit Facility or repurchasing our Subordinated Notes on the open market to the extent permitted by our debt covenants with excess cash flow that is generated. For the remainder of 2007, we expect to use approximately $12.0 million of cash for both U.S. and foreign income taxes and contribute approximately $0.4 million of cash to our four defined benefit pension plans to meet ERISA minimum funding requirements.

Orders and Backlog
     We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and it is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties. Backlog as of June 30, 2007 was $415.3 million compared to $342.2 million as of March 31, 2007.
     The following table sets forth orders and backlog by segment for the periods indicated:

	Three Months Ended
	June 30,	March 31,
	2007	2007
Orders
Energy and Chemicals	$146,447	$71,310
Distribution and Storage	75,997	76,568
BioMedical	21,014	26,935

Total	$243,458	$174,813

Backlog
Energy and Chemicals	$315,034	$226,696
Distribution and Storage	92,586	105,666
BioMedical	7,653	9,820

Total	$415,273	$342,182

     E&C orders for the three months ended June 30, 2007 were $146.4 million compared to $71.3 million for the three months ended March 31, 2007. E&C backlog totaled $315.0 million at June 30, 2007 compared to $226.7 million at March 31, 2007. The increase in orders of $75.1 million, or 105%, was primarily attributable to the receipt of process system orders totaling in excess of $100.0 million in the second quarter of 2007 for four LNG liquefaction trains to be installed by the customer in Southeast Asia.
     D&S orders for the three months ended June 30, 2007 were $76.0 million compared to $76.6 million for the three months ended March 31, 2007. D&S backlog totaled $92.6 million at June 30, 2007 compared to $105.7 million at March 31, 2007. The D&S backlog declined primarily due to the strong sales for the three months ended June 30, 2007. Overall, D&S orders have remained strong in recent quarters due to continued demand in the global industrial gas market. Both bulk storage systems and packaged gas systems orders for the three months ended June 30, 2007 have remained relatively constant compared to the three months ended March 31, 2007.
     BioMedical orders for the three months ended June 30, 2007 were $21.0 million compared to $26.9 million for the three months ended March 31, 2007. BioMedical backlog at June 30, 2007 totaled $7.7 million compared to $9.8 million at March 31, 2007. The decrease in orders of $5.9 million, or 21.6%, was primarily due to the timing of larger orders for the three months ended March 31, 2007 were extremely strong across all product lines.
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
     All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for 2006 and our definitive prospectus filed with the Securities and Exchange Commission on June 7, 2007. We undertake no obligation to update or revise forward-looking statements, which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In the normal course of business, the Company’s operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.
     The Company’s primary interest rate risk exposure results from the various floating rate pricing mechanisms on the Senior Credit Facility. If interest rates were to increase 200 basis points (2 percent) from June 30, 2007 rates, and assuming no changes in debt from the June 30, 2007 levels, the additional annual expense would be approximately $1.6 million on a pre-tax basis.
     The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the Euro, the British pound, the Czech koruna and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are one year or less. The Company held immaterial positions in foreign exchange forward contracts at June 30, 2007.
Item 4. Controls and Procedures
     As of June 30, 2007, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have not been any material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except to the extent set forth under the captions “Risk Factors — Risks Related to our Business” and “Risk Factors — Risks Related to our Leverage” in the Company’s definitive prospectus filed with the Securities and Exchange Commission under Rule 424 on June 7, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
     The Chart Industries Inc. annual meeting of stockholders was held on May 23, 2007. At the meeting, the election of directors was submitted to a vote of stockholders.
     As of the record date of March 30, 2007, there were 25,588,835 shares of common stock outstanding and entitled to vote at the meeting. The holders of 23,693,719 shares were represented in person or by proxy at the meeting, constituting a quorum. The vote with respect to the election of directors submitted to stockholders was as follows:

Election of Directors	For	Withheld

Samuel F. Thomas	20,499,876	3,193,843
Kenneth W. Moore	20,323,449	3,370,270
Timothy H. Day	20,323,449	3,370,270
Steven W. Krablin	22,999,072	694,647
Michael W. Press	22,999,072	694,647
Richard E. Goodrich	23,031,321	662,398

Item 6. Exhibits
     The following exhibits are filed with this report:
3.1	Amended and Restated By-Laws, as amended

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date: August 13, 2007	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) (Duly Authorized Officer)