Form 10-Q
period 2007-09-30
CHART INDUSTRIES INC
filed 2007-11-13
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
At October 31, 2007 there were 28,055,046 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$62,426	$18,854
Accounts receivable, net	79,064	76,762
Inventories, net	84,021	72,857
Unbilled contract revenue	26,489	32,993
Other current assets	22,591	26,085
Assets held for sale	3,084	3,084

Total Current Assets	277,675	230,635

Property, plant and equipment, net	96,589	85,723
Goodwill	247,049	247,144
Identifiable intangible assets, net	138,322	146,623
Other assets, net	13,087	14,750

TOTAL ASSETS	$772,722	$724,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$50,014	$48,031
Customer advances and billings in excess of contract revenue	55,117	45,200
Accrued expenses and other current liabilities	41,192	45,260
Short-term debt	—	750

Total Current Liabilities	146,323	139,241

Long-term debt	250,000	290,000
Other long-term liabilities	70,653	75,900
Shareholders’ Equity
Common stock, par value $.01 per share - 150,000,000 shares authorized, 28,021,778 and 25,588,043 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	280	256
Additional paid-in capital	238,602	185,567
Retained earnings	54,127	26,389
Accumulated other comprehensive income	12,737	7,522

	305,746	219,734

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$772,722	$724,875

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	$163,670	$142,825	$483,720	$393,032
Cost of sales	118,280	103,385	347,213	280,492

Gross profit	45,390	39,440	136,507	112,540

Selling, general and administrative expenses	20,769	18,208	68,967	53,372
Amortization expense	2,636	4,290	8,304	11,385
Employee separation and plant closure costs	135	73	284	304
Loss on disposal of assets, net	436	—	502	—

	23,976	22,571	78,057	65,061

Operating income	21,414	16,869	58,450	47,479

Other expenses (income):
Interest expense, net	5,105	6,125	17,409	19,256
Financing costs amortization	413	393	1,233	1,132
Foreign currency expense (income)	(510)	(26)	(221)	(177)

	5,008	6,492	18,421	20,211

Income from operations before income taxes and minority interest	16,406	10,377	40,029	27,268

Income tax expense	4,312	3,372	12,368	8,862

Income from operations before minority interest	12,094	7,005	27,661	18,406

Minority interest, net of taxes	(18)	73	(77)	120

Net income	$12,112	$6,932	$27,738	$18,286

Net income per common share — basic	$0.44	$0.34	$1.05	$1.45

Net income per common share — diluted	$0.42	$0.34	$1.03	$1.40

Weighted average number of common shares outstanding — basic	27,671	20,245	26,467	12,579

Weighted average number of common shares outstanding — diluted	28,665	20,398	27,021	13,107

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$27,738	$18,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,670	15,251
Employee stock and stock option related compensation expense	8,522	1,428
Financing costs amortization	1,233	1,132
Other non-cash operating activities	165	15
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(1,544)	(421)
Inventory	(9,490)	(4,541)
Unbilled contract revenues and other current assets	10,044	(21,608)
Accounts payable and other current liabilities	(5,747)	13,609
Customer advances and billings in excess of contract revenue	9,567	10,338

Net Cash Provided By Operating Activities	54,158	33,489

INVESTING ACTIVITIES
Capital expenditures	(15,575)	(13,479)
Acquisition of business, net of cash acquired	—	(15,858)
Acquisition of minority interest and other assets	(1,612)	(31)

Net Cash Used In Investing Activities	(17,187)	(29,368)

FINANCING ACTIVITIES
Net payments on revolving credit facilities or short-term debt	(750)	(2,354)
Principal payments on long-term debt	(40,000)	(55,000)
Proceeds from initial public offering, net	—	172,512
Cash dividend paid	—	(150,313)
Proceeds from exercise of warrants and options	3,540	39,237
Proceeds from secondary stock offering, net	38,292	—
Contributions from joint venture partners	1,328	—
Other financing activities	2,408	(854)

Net Cash Provided By Financing Activities	4,818	3,228

Net increase in cash and cash equivalents	41,789	7,349
Effect of exchange rate changes on cash	1,783	102
Cash and cash equivalents at beginning of period	18,854	11,326

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,426	$18,777

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     Basis of Presentation: On June 12, 2007, the Company completed a secondary offering of 12,612,513 shares. The secondary shares were sold by FR X Chart Holdings LLC and certain members of the Company’s management. As part of the shares sold by members of management, 42,421 stock options were exercised in conjunction with the offering. The option of 1,891,876 shares to cover over-allotments granted to the underwriters was exercised in full. The net proceeds of $38,061 received by the Company from the exercise of the over-allotment option were used to make a voluntary principal payment under the term loan portion of the senior secured credit facility. The consolidated financial statements have been adjusted for the three and nine months ended September 30, 2006 to give effect to the 4.6263-for-one stock split of the Company’s common stock that occurred on July 20, 2006, and related adjustments to its capital structure and stock options that were effected upon the completion of the Company’s initial public offering (“IPO”) on July 31, 2006.
     Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.
     Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	September 30,	December 31,
	2007	2006
Raw materials and supplies	$41,516	$32,404
Work in process	27,222	20,974
Finished goods	15,283	19,479

	$84,021	$72,857

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2007
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
          Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning balance	$5,353	$4,206	$4,765	$3,598
Warranty expense	1,629	929	3,313	2,640
Warranty usage	(818)	(868)	(1,914)	(1,971)

Ending balance	$6,164	$4,267	$6,164	$4,267

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
     The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		September 30, 2007		December 31, 2006
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Finite-lived assets:
Unpatented technology	9 years	$9,400	(2,212)	$9,400	$(1,364)
Patents	10 years	8,138	(2,026)	8,138	(1,287)
Product names	14 years	2,580	(413)	2,580	(255)
Backlog	14 months	6,720	(6,720)	6,720	(6,336)
Non-compete agreements	3 years	3,474	(1,632)	3,474	(977)
Customer relations	13 years	101,066	(14,152)	101,066	(8,647)
Other	—	60	(21)	60	(9)

		$131,438	$(27,176)	$131,438	$(18,875)

Indefinite-lived intangible assets:
Goodwill		$247,049		247,144
Trademarks and trade names		34,060		34,060

		$281,109		$281,204

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation — Continued
     Amortization expense for finite-lived intangible assets was $2,636 and $4,290 for the three months ended September 30, 2007 and 2006, respectively, and $8,304 and $11,385 for the nine months ended September 30, 2007 and 2006, respectively. Amortization expense is estimated to be approximately $10,900 for 2007 and $9,800 for fiscal years 2008 through 2012.
     Employee Stock Options: The Company adopted SFAS No. 123(R) “Share-Based Payments”, using the modified prospective method, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
     As of September 30, 2007 and 2006, there were 904 and 861 time-based options and 817 and 1,581 performance-based options outstanding under the Amended and Restated 2005 Stock Incentive Plan (“Stock Incentive Plan”), respectively. For the three months ended September 30, 2007 and 2006, the Company recorded $441 and $477, respectively, and $1,965 and $1,229 for the nine months ended September 30, 2007 and 2006, respectively, in compensation expense related to the time-based options. As of September 30, 2007, the total share-based compensation expected to be recognized over the weighted average period of approximately 3.7 years is $3,112. On June 12, 2007, the Company completed its secondary stock offering in which First Reserve Fund X, L.P. achieved a return on its investment that caused 82% of the performance-based options to vest as specified in the Stock Incentive Plan. As a result of the vesting of the performance-based options, the Company recorded $6,211 in stock-based compensation expense in the second quarter of 2007.
     In August 2007, the Company granted 72 stock performance units with a weighted average grant date fair value of $25.51. For the three and nine months ended September 30, 2007, the Company recorded $154 in compensation expense related to the stock performance units. In May and July 2007, the Company granted restricted stock units covering 10 shares of common stock to non-employee directors. Each of the 6 grants has a fair market value of $40 on the date of grant. In 2006, the Company granted restricted stock units covering 16 shares of common stock to non-employee directors. Each of the six grants of restricted stock units had a fair market value of $40 on the date of grant. Restricted stock units for 4 and 3 shares were forfeited in the third and first quarters of 2007, respectively, upon the resignation of three directors. The remaining restricted stock units are expected to fully vest on the first anniversary of the date of grant or earlier in the event of a “change in control” as such term is defined in the Stock Incentive Plan. For the three and nine months ended September 30, 2007, the Company recorded $63 and $192, respectively, in director compensation expense related to the restricted stock units. For the three and nine months ended September 30, 2006, the Company recorded $40 in director compensation related to the restricted stock units.
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
NOTE B — Debt and Credit Arrangements
     The Company has a senior secured credit facility (the “Senior Credit Facility”) and $170,000 of 9 1/2% senior subordinated notes (the “Subordinated Notes”) outstanding. The Senior Credit Facility consists of a $180,000 term loan facility (the “Term Loan”) and a $115,000 revolving credit facility (the “Revolver”), of which $55,000 may be used for letters of credit extending beyond one year from their date of issuance. The Term Loan matures on October 17, 2012 and the Revolver matures on October 17, 2010. The Term Loan does not require any principal payments prior to the maturity date. The interest rate under the Senior Credit Facility is, at the Company’s option, the Alternative Base Rate (“ABR”) plus 1.0% or LIBOR plus 2.0% on the Term Loan and ABR plus 1.5% or LIBOR plus 2.5% on the Revolver. The

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE B — Debt and Credit Arrangements — Continued
applicable interest margin on the Revolver could decrease based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay an annual administrative fee of $100, a commitment fee of 0.5% on the unused Revolver balance, a letter of credit participation fee of 2.5% per annum on the letter of credit exposure and a letter of credit issuance fee of 0.25%. The obligations under the Senior Credit Facility are secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s non-U.S. subsidiaries.
     The Subordinated Notes are due in 2015 with interest payable semi-annually on April 15th and October 15th. The registration rights agreement required the Company to file an Exchange Offer Registration Statement and complete the exchange offer for the Subordinated Notes by August 14, 2006. Since the exchange offer was not completed when required, additional interest at a rate of 0.25% was incurred for the 90-day period commencing August 14, 2006, additional interest at a rate of 0.50% was incurred for the 90-day period commencing November 12, 2006 and additional interest at a rate of 0.75% was incurred for the 90-day period commencing February 10, 2007. The exchange offer was completed on April 6, 2007 and this additional interest ceased accruing as of that date. Any of the Subordinated Notes may be redeemed solely at the Company’s option beginning on October 15, 2010. The initial redemption price is 104.563% of the principal amount, plus accrued interest. Also, any of the notes may be redeemed solely at the Company’s option at any time prior to October 15, 2010, plus accrued interest and a “make-whole” premium. In addition, before October 15, 2008, up to 35% of the Subordinated Notes may be redeemed solely at the Company’s option at a price of 109.125% of the principal amount, plus accrued interest, using the proceeds from the sales of certain kinds of capital stock. The Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company, including the Senior Credit Facility, pari passu in right of payment with all future senior subordinated indebtedness of the Company, and senior in right of payment with any future indebtedness of the Company that expressly provides for its subordination to the Subordinated Notes. The Subordinated Notes are unconditionally guaranteed jointly and severally by substantially all of the Company’s U.S. subsidiaries.
     The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions, engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility and indenture governing the Subordinated Notes also include financial covenants relating to leverage, interest coverage and fixed charge coverage ratios. The Company is in compliance with all covenants, including financial covenants. In June 2007, the Company made a $40,000 voluntary principal payment under the Term Loan portion of the Senior Credit Facility primarily with proceeds from the exercise of the underwriters’ over-allotment option in conjunction with the Company’s secondary stock offering. As of September 30, 2007, there was $80,000 outstanding under the Term Loan, $170,000 outstanding under the Subordinated Notes and letters of credit and bank guarantees totaling $32,681 supported by the Revolver.
     Chart Ferox a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured revolving credit facilities with borrowing capacity, including overdraft protection, of up to $9,600, of which $4,400 is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in Czech Korunas, Euros and U.S. dollars. Borrowings in Koruna are at PRIBOR, borrowings in Euros are at EUROBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 0.6 percent. Ferox is not required to pay a commitment fee to the lenders under the revolving credit facilities in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.75% on the face amount of each guarantee. Ferox’s land and buildings and accounts receivable secure $4,600 and $2,500, respectively, of the revolving credit facilities. As of September 30, 2007, there were no borrowings outstanding under the Ferox revolving credit facilities. However, there were $1,479 of bank guarantees supported by the Ferox revolving credit facilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE C — Earnings per Share
     The following table presents calculations of net income per share of common stock for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net income (1)	$12,112	$6,932	$27,738	$18,286
Net income per common share — basic	$0.44	$0.34	$1.05	$1.45
Net income per common share — diluted	$0.42	$0.34	$1.03	$1.40
Weighted average number of common shares outstanding — basic	27,671	20,245	26,467	12,579
Incremental shares issuable upon assumed exercise of stock warrant	—	—	—	237
Incremental shares issuable upon assumed conversion and exercise of stock options	994	153	554	291

Total shares — diluted	28,665	20,398	27,021	13,107

(1)	Net income for the nine months ended September 30, 2007 includes stock-based compensation of $4,889 ($7,086 before tax) primarily related to the vesting of the performance-based options in conjunction with the Company’s secondary stock offering in June 2007.
NOTE D — Comprehensive Income (Loss)
     The components of accumulated other comprehensive income (loss) are as follows:

	September 30,	December 31,
	2007	2006
Foreign currency translation adjustments	$11,567	$6,352
Minimum pension liability adjustments, net of taxes	1,170	1,170

	$12,737	$7,522

     Comprehensive income for the three months ended September 30, 2007 and 2006 was $17,943 and $7,054, respectively. Comprehensive income for the nine months ended September 30, 2007 and 2006 was $32,953 and $21,630, respectively.
NOTE E — Employee Separation and Plant Closure Costs
     For the three and nine months ended September 30, 2007, the Company recorded employee separation and plant closure costs of $135 and $284, respectively, primarily related to the closure of the Distribution and Storage segment’s idle Plaistow, New Hampshire facility. For the three and nine months ended September 30, 2006, the Company recorded employee separation and plant closure costs of $73 and $304, respectively, primarily related to the closure of the Distribution and Storage segment’s idle Plaistow, New Hampshire facility.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE E — Employee Separation and Plant Closure Costs — Continued
     The following table summarizes the Company’s employee separation and plant closure costs activity for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30, 2007
	Energy &	Distribution
	Chemicals	& Storage	BioMedical	Total

One-time employee termination costs	$—	$—	$—	$—
Other associated costs	—	135	—	135

Employee separation and plant closure costs	—	135	—	135
Reserve usage	—	(135)	(7)	(142)

Change in reserve	—	—	(7)	(7)
Reserves as of July 1, 2007	1,557	190	48	1,795

Reserves as of September 30, 2007	$1,557	$190	$41	$1,788

	Nine Months Ended September 30, 2007
	Energy &	Distribution
	Chemicals	& Storage	BioMedical	Total

One-time employee termination costs	$—	$—	$—	$—
Other associated costs	—	284	—	284

Employee separation and plant closure costs	—	284	—	284
Reserve usage	—	(284)	(80)	(364)

Change in reserve	—	—	(80)	(80)
Reserves as of January 1, 2007	1,557	190	121	1,868

Reserves as of September 30, 2007	$1,557	$190	$41	$1,788

	Three Months Ended September 30, 2006
	Energy &	Distribution
	Chemicals	& Storage	BioMedical	Total

One-time employee termination costs	$—	$—	$—	$—
Other associated costs	—	73	—	73

Employee separation and plant closure costs	—	73	—	73
Reserve usage	—	(73)	(5)	(78)

Change in reserve	—	—	(5)	(5)
Reserves as of July 1, 2006	1,557	190	137	1,884

Reserves as of September 30, 2006	$1,557	$190	$132	$1,879

	Nine Months Ended September 30, 2006
	Energy &	Distribution
	Chemicals	& Storage	BioMedical	Total

One-time employee termination costs	$—	$—	$—	$—
Other associated costs	9	295	—	304

Employee separation and plant closure costs	9	295	—	304
Reserve usage	(9)	(295)	(107)	(411)

Change in reserve	—	—	(107)	(107)
Reserves as of January 1, 2006	1,557	190	239	1,986

Reserves as of September 30, 2006	$1,557	$190	$132	$1,879

     The employee separation and plant closure costs reserve of $1,788 and $1,879 at September 30, 2007 and 2006, respectively, were for one-time employee termination costs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE F — Acquisitions
     On May 26, 2006, the Company acquired the common stock of Cooler Service Company, Inc. (“CSC”) based in Tulsa, Oklahoma. The consideration paid was $15,927, net of cash acquired, including transaction costs. The acquisition was funded with cash on hand. The estimated fair value of the net assets acquired and goodwill at the date of acquisition was $8,050 and $8,654, respectively. CSC designs and manufactures air cooled heat exchangers for multiple markets, including hydrocarbon, petrochemical and industrial gas processing, and power generation. CSC has been included in the Company’s Energy and Chemicals segment.
     On March 2, 2007, the Company purchased the remaining minority interest in Chart Ferox a.s for a purchase price of $1,612. The purchase price was applied to eliminate the minority interest in Ferox a.s. of approximately $2,000. The difference between the purchase price and the value of the minority interest eliminated was allocated to adjust the fair value of the assets originally acquired.
NOTE G — Assets Held for Sale
     The Company has entered into an agreement to sell the idle building and a portion of the land at its Plaistow, New Hampshire facility. The Company sold the building in November 2007. The Plaistow facility is classified as assets held for sale on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2007 and the audited consolidated balance sheet as of December 31, 2006 based on the carrying value of $3,084.
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
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $302 for the payment of interest and penalties at January 1, 2007 which is included in the unrecognized tax benefits above. During the nine months ended September 30, 2007, the Company accrued approximately $150 in additional interest associated with uncertain tax positions. The Company had $452 in interest and penalties accrued at September 30, 2007.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE I — Employee Benefit Plans
     The Company has four defined benefit pension plans covering certain U.S. hourly and salary employees. All of these plans were frozen as of February 28, 2006. The defined benefit plans provide benefits based primarily on the participants’ years of service and compensation.
     The following table sets forth the components of net periodic pension benefit for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest cost	523	510	1,569	1,530
Expected return on plan assets	(680)	(618)	(2,040)	(1,854)
Recognized actuarial gain	—	—	—	—

Total pension benefit	$(157)	$(108)	$(471)	$(324)

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
     Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Three Months Ended September 30, 2007
	Energy	Distribution
	and Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$58,396	$85,106	$20,168	$—	$163,670

Operating income (loss)	7,392	16,627	2,964	(5,569)	21,414

	Nine Months Ended September 30, 2007
	Energy	Distribution
	and Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$168,765	$248,447	$66,508	$—	$483,720

Operating income (loss) (1)	17,260	53,817	12,721	(25,348)	58,450

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2007
(Dollars and shares in thousands, except per share amounts)
NOTE J — Reporting Segments — Continued

	Three Months Ended September 30, 2006
	Energy	Distribution
	and Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$54,411	$67,953	$20,461	$—	$142,825

Operating income (loss)	5,462	13,491	4,365	(6,449)	16,869

	Nine Months Ended September 30, 2006
	Energy	Distribution
	and Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$138,075	$194,783	$60,174	$—	$393,032

Operating income (loss)	11,738	39,605	12,855	(16,719)	47,479

(1)	The operating loss for Corporate for the nine months ended September 30, 2007 includes stock-based compensation of $7,086 primarily related to the vesting of the performance-based options in conjunction with the Company’s secondary stock offering in June 2007. In addition, the operating loss for Corporate for the nine months ended September 30, 2007 includes $777 of secondary stock offering expenses.
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

Non-Guarantor Subsidiaries	Jurisdiction
Changzhou CEM Cryo Equipment Co., Ltd.	China
Chart Australia Pty. Ltd.	Australia
Chart Biomedical Limited	United Kingdom
Chart Cryogenic Distribution Equipment (Changzhou) Co., Ltd. (50% owned)	China
Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd.	China
Chart Cryogenic Equipment (Changzhou) Co., Ltd.	China
Chart Ferox a.s.	Czech Republic
Chart Ferox GmbH	Germany
GTC of Clarksville, LLC	Delaware
Lox Taiwan (16% owned)	Taiwan
Zhangjigang Chart Hailu Cryogenic Equipment Co., Ltd.	China
The following supplemental condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the three and nine months ended September 30, 2007 and 2006, balance sheets as of September 30, 2007 and December 31, 2006 and statements of cash flows for the nine months ended September 30, 2007 and 2006.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2007
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$32,002	$755	$29,669	$—	$62,426
Accounts receivable, net	—	59,917	19,147	—	79,064
Inventory, net	—	48,433	36,055	(467)	84,021
Other current assets	7,464	31,177	13,523	—	52,164

Total current assets	39,466	140,282	98,394	(467)	277,675
Property, plant and equipment, net	—	62,092	34,497	—	96,589
Goodwill	—	189,562	57,487	—	247,049
Intangible assets, net	—	136,283	2,039	—	138,322
Investments in affiliates	145,546	53,223	—	(198,769)	—
Intercompany receivables	401,172	—	—	(401,172)	—
Other assets	10,198	1,688	1,201	—	13,087

Total assets	$596,382	$583,130	$193,618	$(600,408)	$772,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(9,281)	$129,397	$26,298	$(91)	$146,323

Total current liabilities	(9,281)	129,397	26,298	(91)	146,323
Long-term debt	250,000	—	—	—	250,000
Intercompany payables	—	295,188	106,360	(401,548)	—
Other long-term liabilities	49,917	12,999	7,737	—	70,653

Total liabilities	290,636	437,584	140,395	(401,639)	466,976
Common stock	280	—	—	—	280
Other stockholders’ equity	305,466	145,546	53,223	(198,769)	305,466

Total stockholders’ equity	305,746	145,546	53,223	(198,769)	305,746

Total liabilities and stockholders’ equity	$596,382	$583,130	$193,618	$(600,408)	$772,722

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2007
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2007
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$121,319	$45,206	$(2,855)	$163,670
Cost of sales	—	87,973	33,356	(3,049)	118,280

Gross profit	—	33,346	11,850	194	45,390
Selling, general and administrative expenses	275	20,160	3,541	—	23,976

Operating income	(275)	13,186	8,309	194	21,414
Interest expense	5,643	(21)	(104)	—	5,518
Other (income) expense, net	—	(47)	(463)	—	(510)
Minority interest, net of tax	—	—	(18)		(18)

Income (loss) before income taxes and equity in net (income) of subsidiaries	(5,918)	13,254	8,894	194	16,424
Income tax (benefit) provision	(1,309)	5,000	621	—	4,312
Equity in net (income) of subsidiaries	(16,721)	(8,467)	—	25,188	—

Net income	$12,112	$16,721	$8,273	$(24,994)	$12,112

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$110,973	$32,923	$(1,071)	$142,825
Cost of sales	—	81,241	23,220	(1,076)	103,385

Gross profit	—	29,732	9,703	5	39,440
Selling, general and administrative expenses	424	19,189	2,958	—	22,571

Operating (loss) income	(424)	10,543	6,745	5	16,869
Interest expense	6,169	(23)	(21)	—	6,125
Other (income) expense, net	393	59	(85)		367
Minority interest, net of tax	—	—	73		73

Income (loss) before income taxes and equity in net (income) of subsidiaries	(6,986)	10,507	6,778	5	10,304
Income tax provision (benefit)	(2,284)	4,968	688	—	3,372
Equity in net (income) of subsidiaries	(11,634)	(6,095)	—	17,729	—

Net income	$6,932	$11,634	$6,090	$(17,724)	$6,932

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2007
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$355,285	$133,591	$(5,156)	$483,720
Cost of sales	—	252,561	99,741	(5,089)	347,213

Gross profit	—	102,724	33,850	(67)	136,507
Selling, general and administrative expenses	1,027	67,973	9,057	—	78,057

Operating income	(1,027)	34,751	24,793	(67)	58,450
Interest expense	18,830	28	(216)	—	18,642
Other (income) expense, net	—	—	(221)	—	(221)
Minority interest, net	—	—	(77)	—	(77)

Income (loss) before income taxes and equity in net (income) of subsidiaries	(19,857)	34,723	25,307	(67)	40,106
Income tax (benefit) provision	(6,061)	15,292	3,137	—	12,368
Equity in net (income) of subsidiaries	(41,534)	(22,103)	—	63,637	—

Net income	$27,738	$41,534	$22,170	$(63,704)	$27,738

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2006

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$302,539	$93,386	$(2,893)	$393,032
Cost of sales	—	217,500	65,771	(2,779)	280,492

Gross profit	—	85,039	27,615	(114)	112,540
Selling, general and administrative expenses	1,023	56,917	7,112	9	65,061

Operating income	(1,023)	28,122	20,503	(123)	47,479
Interest expense	19,403	(53)	(94)	—	19,256
Other (income) expense, net	1,132	160	(337)	—	955
Minority interest, net of tax			120	—	120

Income (loss) before income taxes and equity in net (income) of subsidiaries	(21,558)	28,015	20,814	(123)	27,148
Income tax provision (benefit)	(7,020)	13,150	2,732	—	8,862
Equity in net (income) of subsidiaries	(32,824)	(17,959)	—	50,783	—

Net income	$18,286	$32,824	$18,082	$(50,906)	$18,286

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2007
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2007

		Subsidiary	Subsidiary Non	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(15,053)	$51,828	$15,557	$1,826	$54,158
Cash flows from investing activities:
Capital expenditures	—	(8,639)	(6,936)	—	(15,575)
Acquisition of minority interest and other assets	—	—	(1,612)	—	(1,612)

Net cash (used in) investing activities	—	(8,639)	(8,548)	—	(17,187)
Cash flows from financing activities:
Net change in debt	(40,000)	(750)	—	—	(40,750)
Proceeds from secondary stock offering, net	38,292	—	—	—	38,292
Other financing activities	5,948	—	1,328	—	7,276
Intercompany account changes	36,731	(41,798)	6,893	(1,826)	—

Net cash provided by (used in) financing activities	40,971	(42,548)	8,221	(1,826)	4,818

Net increase in cash and cash equivalents	25,918	641	15,230	—	41,789
Effect of exchange rate changes	—	—	1,783	—	1,783
Cash and cash equivalents, beginning of period	6,084	114	12,656	—	18,854

Cash and cash equivalents, end of period	$32,002	$755	$29,669	$—	$62,426

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2007
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2006

		Subsidiary	Subsidiary Non	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(21,405)	$38,288	$13,882	$2,724	$33,489
Cash flows from investing activities:
Capital expenditures	—	(10,616)	(2,863)	—	(13,479)
Acquisition of business, net of cash	—	(15,858)	—	—	(15,858)
Other investing activities	(138)	716	(609)	—	(31)

Net cash (used in) investing activities	(138)	(25,758)	(3,472)	—	(29,368)
Cash flows from financing activities:
Net change in debt	(55,000)	—	(2,354)	—	(57,354)
Proceeds from sale of stock	172,512	—	—	—	172,512
Cash dividend	(150,313)	—	—	—	(150,313)
Proceeds from warrant and option exercises	39,237	—	—	—	39,237
Payment of deferred financing costs	(854)	—	—	—	(854)
Intercompany account changes	14,864	(12,294)	154	(2,724)	—

Net cash provided by (used in) financing activities	20,446	(12,294)	(2,200)	(2,724)	3,228

Net (decrease) increase in cash and cash equivalents	(1,097)	236	8,210	—	7,349
Effect of exchange rate changes	—	10	92	—	102
Cash and cash equivalents, beginning of period	7,191	272	3,863	—	11,326

Cash and cash equivalents, end of period	$6,094	$518	$12,165	$—	$18,777

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
     For the nine months ended September 30, 2007, orders have remained strong at $593.7 million and backlog has increased to $426.1 million compared to $319.2 million at December 31, 2006. This increase is primarily due to increased demand in the global hydrocarbon processing and industrial gas markets served by our Energy and Chemicals (“E&C”) and Distribution and Storage (“D&S”) segments and continued penetration of the international markets served by our BioMedical segment. Also, we experienced growth in our sales, gross profit and operating income for the nine months ended September 30, 2007 compared to the same period in 2006, which was primarily attributable to higher volume across all of our business segments, and the timing of product price increases, particularly in our D&S segment. Sales for the nine months ended September 30, 2007 were $483.7 million compared to sales of $393.0 million for the nine months ended September 30, 2006, reflecting an increase of $90.7 million, or 23.1%. Our gross profit for the nine months ended September 30, 2007 was $136.5 million, or 28.2% of sales, as compared to $112.5 million, or 28.6% of sales, for the same period in 2006. In addition, our operating income for the nine months ended September 30, 2007 was $58.5 million compared to $47.5 million for the same period in 2006. The slight difference in our gross profit margin was primarily attributed to our BioMedical segment as the margins in our D&S and E&C segments remained relatively constant.
     As a result of the continued growth in many of the markets we serve, higher product pricing, our present and anticipated customer order trends and our backlog level of $426.1 million as of September 30, 2007, we presently expect to experience continued sales and operating income growth for the remaining three months of 2007 as compared to the same period in 2006. However, we expect a slow down in U.S. bulk storage system orders to continue into 2008. We also believe that our cash flow from operations, available cash and available borrowings under the senior secured credit facility should be adequate to meet our working capital, capital expenditure, debt service and other funding requirements for the remaining three months of 2007.

Results of Operations for the Three Months Ended September 30, 2007 and 2006
     The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our three operating segments for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales
Energy & Chemicals	$58,396	$54,411	$168,765	$138,075
Distribution & Storage	85,106	67,953	248,447	194,783
BioMedical	20,168	20,461	66,508	60,174

Total	$163,670	$142,825	$483,720	$393,032

Gross Profit
Energy & Chemicals	$13,087	$10,222	$34,931	$28,083
Distribution & Storage	26,221	21,813	79,497	62,791
BioMedical	6,082	7,405	22,079	21,666

Total	$45,390	$39,440	$136,507	$112,540

Gross Profit Margin
Energy & Chemicals	22.4%	18.8%	20.7%	20.3%
Distribution & Storage	30.8%	32.1%	32.0%	32.2%
BioMedical	30.2%	36.2%	33.2%	36.0%
Total	27.7%	27.6%	28.2%	28.6%

Operating Income (Loss)
Energy & Chemicals	$7,392	$5,462	$17,260	$11,738
Distribution & Storage	16,627	13,491	53,817	39,605
BioMedical	2,964	4,365	12,721	12,855
Corporate	(5,569)	(6,449)	(25,348)	(16,719)

Total	$21,414	$16,869	$58,450	$47,479

     Sales
     Sales for the three months ended September 30, 2007 were $163.7 million compared to $142.8 million for the three months ended September 30, 2006, reflecting an increase of $20.9 million, or 14.6%. E&C segment sales were $58.4 million for the three months ended September 30, 2007 compared with sales of $54.4 million for three months ended September 30, 2006, which reflected an increase of $4.0 million or 7.4%. This increase in sales resulted primarily from higher volume for brazed aluminum heat exchangers. D&S segment sales increased $17.1 million, or 25.3%, to $85.1 million for the three months ended September 30, 2007 from $68.0 million for the three months ended September 30, 2006. Sales of bulk storage systems and packaged gas systems increased $12.5 million and $4.6 million, respectively, for the three months ended September 30, 2007 compared to the same period in 2006. These increases were primarily due to higher volume as a result of continued growth in the global industrial gas market, and price increases to absorb escalating raw material costs. Another contributing factor to the increased D&S sales in the third quarter of 2007 compared with the same period in 2006 was favorable foreign currency translation of approximately $1.3 million as a result of the weakened U.S. dollar compared to the Euro and Czech Koruna. BioMedical segment sales for the three months ended September 30, 2007 were $20.2 million compared to $20.5 million for the same period in 2006, which reflected a decrease of $0.3 million. Biological storage system sales increased $1.4 million primarily due to higher volume in international markets. The increase was offset by a decrease in U.S. medical respiratory product sales of $1.7 million due to a change in U.S. government reimbursement for liquid oxygen therapy systems. It is expected that the unfavorable reimbursement programs will continue into 2008 which will continue to hamper growth of our U.S. medical respiratory product sales.

     Gross Profit and Margin
     Gross profit for the three months ended September 30, 2007 was $45.4 million, or 27.7% of sales, versus $39.4 million, or 27.6% of sales, for the three months ended September 30, 2006 and reflected an increase of $6.0 million. E&C segment gross profit increased $2.9 million and its margin increased 3.6 percentage points, respectively, primarily due to a favorable change in project mix for process systems. The improvement in gross profit is also due to higher sales volume in brazed aluminum heat exchangers. These improvements were partially offset by increased manufacturing costs due to lower productivity for air-cooled heat exchangers. Gross profit for the D&S segment increased $4.4 million, while the margin declined 1.3 percentage points, in the 2007 three month period compared to the 2006 three month period. The increase in gross profit is due to higher sales volume and to a lesser extent the timing of product price increases in both bulk storage and packaged gas systems to absorb escalating raw material costs. The decrease in the D&S segment margin was caused by a change in sales mix within bulk storage systems product lines and increased raw material surcharges. BioMedical gross profit decreased $1.3 million due to lower sales volume for medical respiratory products partially offset by higher sales volume for biological storage systems in international markets. The margin decreased 6.0 percentage points in the 2007 period compared to the 2006 period due to higher raw material and warranty costs.
     Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses for the three months ended September 30, 2007 were $20.8 million, or 12.7% of sales, compared to $18.2 million, or 12.7% of sales, for the three months ended September 30, 2006. SG&A expenses for the E&C segment were $4.3 million for the three months ended September 30, 2007 compared to $2.2 million for the three months ended September 30, 2006, an increase of $2.1 million. The increase for the E&C segment was primarily the result of the inclusion in the 2006 period of $2.5 million of income related to the settlement of a Hurricane Rita insurance claim offset by storm costs of $0.2 million at a customer’s project site. D&S segment SG&A expenses for the three months ended September 30, 2007 were $8.1 million compared to $6.9 million for the three months ended September 30, 2006, an increase of $1.2 million. This increase was primarily attributable to higher employee-related and infrastructure costs to support business growth. SG&A expenses for the BioMedical segment were $2.7 million for the three months ended September 30, 2007 compared to $2.6 million for the three months ended September 30, 2006. Corporate SG&A expenses for the three months ended September 30, 2007 were $5.6 million compared to $6.4 million for the three months ended September 30, 2006. This decrease of $0.8 million was primarily attributable to lower employee benefit costs offset partially by increased professional fees including Sarbanes-Oxley implementation costs.
     Amortization Expense
     Amortization expense for the three months ended September 30, 2007 was $2.6 million, or 1.6% of sales, compared to $4.3 million, or 3.0% of sales for the three months ended September 30, 2006. The decrease of $1.7 million was due to certain intangible assets being fully amortized prior to July 1, 2007.
     Employee Separation and Plant Closure Costs
     For both the three months ended September 30, 2007 and 2006, employee separation and plant closure costs were $0.1 million. The costs for both periods were related to the idle Plaistow, New Hampshire facility that has been held for sale. The sale of this facility and part of the land associated with it was completed in the fourth quarter of 2007.
     Loss on Disposal of Assets, Net
          For the three months ended September 30, 2007, the Company recognized a $0.4 million loss on disposal related to a leased facility that was vacated by the Company’s E&C segment
     Operating Income
     As a result of the foregoing, operating income for the three months ended September 30, 2007 was $21.4 million, or 13.1% of sales, and represented an increase of $4.5 million compared to operating income of $16.9 million, or 11.8% of sales, for the same period in 2006.
     Net Interest Expense
     Net interest expense for the three months ended September 30, 2007 and 2006 was $5.1 million and $6.1 million, respectively. This decrease of $1.0 million for the three months ended September 30, 2007 compared to the same period in 2006 was primarily attributable to decreased long-term debt outstanding as a result of voluntary principal payments of $40.0 million made on the Term Loan portion of our Senior Credit Facility funded primarily by proceeds from the Company’s secondary stock offering completed in June 2007. This decrease was partially offset by higher interest rates on our Senior Credit Facility.

     Other Expense and Income
     Financing costs amortization were $0.4 million for both the three months ended September 30, 2007 and 2006, respectively.
     For the three months ended September 30, 2007, foreign currency gains were $0.5 million as compared to minimal foreign currency gains for the same period in 2006. This increase in income was the result of the timing of transactions in currencies in other than functional currencies primarily in the D&S and BioMedical segments.
     Income Tax Expense
     Income tax expense of $4.3 million and $3.4 million for the three months ended September 30, 2007 and 2006, respectively, represents taxes on both U.S. and foreign earnings at an effective income tax rate of 26.3% and 32.5%, respectively. This decrease in the effective rate was primarily the result of the decision not to repatriate foreign excess cash to the U.S. in 2007, as originally planned. The full year effective tax rate for 2007 is now expected to approximate 31%.
     Net Income
     As a result of the foregoing, reported net income for the three months ended September 30, 2007 and 2006 was $12.1 million and $6.9 million, respectively.
Results of Operations for the Nine Months Ended September 30, 2007 and 2006
     Sales
     Sales for the nine months ended September 30, 2007 were $483.7 million compared to $393.0 million for the nine months ended September 30, 2006, reflecting an increase of $90.7 million, or 23.1%. E&C segment sales were $168.8 million for the nine months ended September 30, 2007 compared with sales of $138.1 million for the same period in 2006, which represented an increase of $30.7 million, or 22.2%. This increase in sales resulted primarily from higher volume, particularly from larger projects, in both brazed aluminum heat exchangers and process systems, which were driven by continued growth in the liquefied natural gas (“LNG”) and natural gas segments of the hydrocarbon processing market. In addition, 2007 included $16.8 million more of air-cooled heat exchanger sales from CSC, which was acquired in the second quarter of 2006. D&S segment sales increased $53.7 million or 27.6% to $248.4 million for the nine months ended September 30, 2007 from $194.7 million for the nine months ended September 30, 2007. Bulk storage and packaged gas systems sales increased $41.4 million and $12.3 million, respectively, for the nine months ended September 30, 2007 compared to the same period in 2006. These increases were driven primarily by increased volume due to continued growth in the global industrial gas market and higher product pricing. Another contributing factor to the increased D&S sales for the nine months ended September 30, 2007 compared with the same period in 2006 was favorable foreign currency translation of approximately $5.8 million as a result of the weakened U.S. dollar compared to the Euro and Czech Koruna. BioMedical segment sales increased $6.3 million, or 10.5%, to $66.5 million for the nine months ended September 30, 2007 compared to $60.2 million for the nine months ended September 30, 2006. Biological storage systems sales increased $5.6 million as a result of higher volume in the U.S. and international markets. MRI and other product sales increased $1.3 million due to higher volume. Medical respiratory product sales decreased $0.6 million as a result of decreased demand in the U.S. market due to changes in U.S. government reimbursement for liquid oxygen therapy systems partially offset by increased demand in the international markets.
     Gross Profit and Margin
     Gross profit for the nine months ended September 30, 2007 was $136.5 million, or 28.2% of sales versus $112.5 million, or 28.6% of sales, for the nine months ended September 30, 2006 and reflected an increase of $24.0 million. E&C segment gross profit increased $6.8 million in the 2007 period compared to the 2006 period primarily due to increased sales volume in brazed aluminum and air-cooled heat exchangers. The E&C segment gross profit margin increased 0.3 percentage points in 2007 primarily due to a favorable change in project mix for process systems. Gross profit for the D&S segment increased $16.7 million in the 2007 period compared to the 2006 period primarily due to higher sales volume and to a lesser extent the timing of product price increases to absorb higher raw material costs in bulk storage and packaged gas systems. BioMedical gross profit increased $0.5 million in the 2007 period compared to the 2006 period primarily due to higher sales volume. The BioMedical gross profit margin decreased 2.8 percentage points in 2007 primarily due to increased raw material costs and to a lesser extent higher warranty costs for the three months ended September 30, 2007.
     SG&A
     SG&A expenses for the nine months ended September 30, 2007 were $69.0 million, or 14.3% of sales, versus $53.4 million, or 13.6% of sales, for the nine months ended September 30, 2006. SG&A expenses for the E&C segment were $14.1 million for the nine months ended September 30, 2007 compared to $10.3 million for the nine months ended September 30, 2006, an increase of $3.8 million. The increase for the E&C segment was primarily the result of the inclusion in the 2006 period of $2.5 million in income from the settlement of a Hurricane Rita insurance claim offset by storm costs of $0.2 million at a customer’s project site and in 2007 higher employee-related and infrastructure expenses to support business growth, increased commission expense due to higher sales volume and the inclusion of CSC for the entire nine months. D&S segment SG&A expenses for the nine months ended September 30, 2007 were $21.5 million compared to $18.7 million for the nine months ended September 30, 2006, an increase of $2.8 million. This increase was primarily attributable to higher employee-related expenses to support business growth. SG&A expenses for the BioMedical segment were $8.1 million for the nine months ended September 30, 2007, an increase of $0.4 million compared to the nine months ended September 30, 2006. Corporate SG&A expenses for the nine months ended September 30, 2007 were $25.3 million compared to $16.7 million for the nine months ended September 30, 2006. This increase of $8.6 million was primarily attributable to $7.1 million in stock-based compensation expense related primarily to the vesting of the performance-based options in conjunction with the secondary stock offering completed in June 2007. Also contributing to the increase was the incurrence of approximately $0.7 million of secondary stock offering expenses incurred in the second quarter of 2007 and higher infrastructure costs to support business growth.
     Amortization Expense
     Amortization expense for the nine months ended September 30, 2007 was $8.3 million, or 1.7% of sales, compared to $11.4 million, or 2.9% of sales for the nine months ended September 30, 2006. The decrease of $3.1 million was due to certain intangible assets being fully amortized by December 31, 2006.
     Employee Separation and Plant Closure Costs
     For both the nine months ended September 30, 2007 and 2006, employee separation and plant closure costs were $0.3 million. The costs for the both periods were related to the idle Plaistow, New Hampshire facility which has been held for sale. The sale of this facility and part of the land associated with it was completed in the fourth quarter of 2007.
     Loss on Disposal of Assets, Net
     For the nine months ended September 30, 2007, the Company recognized a $0.5 million loss on disposal primarily related to a leased facility that was vacated by the Company’s E&C segment
     Operating Income
     As a result of the foregoing, operating income for the nine months ended September 30, 2007 was $58.5 million, or 12.1% of sales, and represented an increase of $11.0 million compared to operating income of $47.5 million, or 12.1% of sales, for the same period in 2006.
     Net Interest Expense
     Net interest expense for the nine months ended September 30, 2007 and 2006 was $17.4 million and $19.3 million, respectively. This decrease in interest expense of $1.9 million for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily attributable to decreased long-term debt outstanding as a result of voluntary principal payments of $90.0 million made on the Term Loan portion of our Senior Credit Facility funded primarily by proceeds from warrant and option exercises, the Company’s IPO in 2006 and proceeds from the secondary stock offering completed in June 2007. This decrease was partially offset by higher interest rates on our Senior Credit Facility and the additional interest incurred on the Subordinated Notes, since the exchange offering was not completed until April 2007.
     Other Expenses and Income
     For the nine months ended September 30, 2007 and 2006, financing costs amortization expense was $1.2 million and $1.1 million, respectively. This increase in amortization expense was attributable to additional deferred loan costs incurred for the amendment on the Senior Credit Facility in connection with the IPO.

     Income Tax Expense
      Income tax expense of $12.4 million and $8.9 million for the nine months ended September 30, 2007 and 2006, respectively, represents taxes on both domestic and foreign earnings at an annual effective income tax rate of 31.0% and 32.5%, respectively. The decrease in the effective rate was primarily the result of the decision not to repatriate foreign excess cash to the U.S. in 2007, as originally planned.
     Net Income
     As a result of the foregoing, reported net income for the nine months ended September 30, 2007 and 2006 was $27.7 million and $18.3 million, respectively.
Liquidity and Capital Resources
     Debt Instruments and Related Covenants
     As of September 30, 2007, the Company had $80.0 million outstanding under the Term Loan portion of the Senior Credit Facility, $170.0 million outstanding under the Subordinated Notes and $32.7 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility. The Company is in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. Availability on the revolving portion of the Senior Credit Facility was $82.3 million at September 30, 2007.
     The registration rights agreement related to the Subordinated Notes required the Company to file an Exchange Offer Registration Statement and complete the exchange offer for the Subordinated Notes by August 14, 2006. Since the exchange offer was not completed when required, additional interest at a rate of 0.25% was incurred for the 90-day period commencing August 14, 2006, additional interest at a rate of 0.50% was incurred for the 90-day period commencing November 12, 2006 and additional interest at a rate of 0.75% was incurred for the 90-day period commencing February 10, 2007. The exchange offer was completed on April 6, 2007 and the additional interest ceased accruing as of that date.
     Sources and Use of Cash
     Cash provided by operations for the nine months ended September 30, 2007 was $54.2 million compared with cash provided by operations of $33.5 million for the nine months ended September 30, 2006. The increase in cash provided by operations in 2007 was primarily attributable to increased net income and non-cash operating activity, particularly stock-based compensation expense, and improved working capital.
     Cash used in investing activities for the nine months ended September 30, 2007 was $17.2 million compared to $29.4 million for the nine months ended September 30, 2006. Capital expenditures for the nine months ended September 30, 2007 were $15.6 million compared with $13.5 million for the nine months ended September 30, 2006. Capital expenditures for 2007 were primarily for the E&C segment brazed aluminum heat exchanger facility expansion in La Crosse, Wisconsin and D&S segment expansion in China to support business growth. Capital expenditures during the same period in 2006 were primarily for expansion of existing facilities. For the nine months ended September 30, 2007, $1.6 million of cash was used to purchase the remaining minority interest in Chart Ferox a.s. Also, for the nine months ended September 30, 2006, $15.9 million of cash was used to purchase CSC.
     For the nine months ended September 30, 2007, cash provided by financing activities was $4.8 million compared to cash provided of $3.2 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, $38.3 million of proceeds were received from the exercise of the underwriters’ over-allotment option in conjunction with the Company’s secondary stock offering completed in June and $3.5 million in proceeds were received from the exercise of stock options. In May 2007, the Company received $1.3 million in contributions from its joint venture partners to fund a new joint venture based in China for manufacture of cryogenic trailers. Also in 2007, $40.0 million of cash was used for a voluntary principal prepayment under the Term Loan portion of our Senior Credit Facility. For the nine months ended September 30, 2006, $211.7 million in proceeds was received from the IPO and warrant and option exercises. A cash dividend of $150.3 million was paid in 2006 to stockholders existing immediately prior to the completion of the IPO. Also in 2006, $55.0 million was used for voluntary principal prepayments under the Term Loan portion of our Senior Credit Facility
     Cash Requirements
     The Company does not anticipate any unusual cash requirements for working capital needs, but expects to use $5.0 to $7.0 million of cash for capital expenditures for the remaining three months of 2007. A significant portion of the capital expenditures are expected to be used for continued facility expansions and to increase capacity at the E&C segment La Crosse, Wisconsin facility and the D&S segment China, Czech Republic and New Prague, Minnesota facilities. Management believes that these expansions are necessary to support our current backlog levels and our expected growth due to an increase in global demand for our products.
     For the remaining three months of 2007, cash requirements for debt service are forecasted to be approximately $9.2 million for scheduled interest payments under our Senior Credit Facility and the Subordinated Notes. We are not required to make any scheduled principal payments during the remaining three months of 2007 under the Term Loan portion of the Senior Credit Facility or Subordinated Notes, but we may consider making voluntary principal payments on our Senior Credit Facility or repurchasing our Subordinated Notes on the open market to the extent permitted by our debt covenants with excess cash flow that is generated. For the remainder of 2007, we expect to use approximately $3.6 million of cash for both U.S. and foreign income taxes and contribute approximately $0.2 million of cash to our four defined benefit pension plans to meet ERISA minimum funding requirements.
Orders and Backlog
     We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and it is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties, if applicable. Backlog as of September 30, 2007 was $426.1 million compared to $415.3 million as of June 30, 2007.
     The following table sets forth orders and backlog by segment for the periods indicated:

	Three Months Ended
	September 30,	June 30,
	2007	2007
Orders
Energy and Chemicals	$71,453	$146,447
Distribution and Storage	81,771	75,997
BioMedical	22,202	21,014

Total	$175,426	$243,458

Backlog
Energy and Chemicals	$325,717	$315,034
Distribution and Storage	90,802	92,586
BioMedical	9,534	7,653

Total	$426,053	$415,273

     E&C orders for the three months ended September 30, 2007 were $71.5 million compared to $146.4 million for the three months ended June 30, 2007. E&C backlog totaled $325.7 million at September 30, 2007 compared to $315.0 million at June 30, 2007. The decrease in orders of $74.9 million, or 51.2%, was primarily attributable to the receipt of process system orders totaling in excess of $100.0 million in the second quarter of 2007 for four LNG liquefaction trains to be installed in Southeast Asia. In the third quarter of 2007, an additional order of over $20.0 million was received for this LNG project in Southeast Asia for externally purchased components.
     D&S orders for the three months ended September 30, 2007 were $81.8 million compared to $76.0 million for the three months ended June 30, 2007. D&S backlog totaled $90.8 million at September 30, 2007 compared to $92.6 million at June 30, 2007. The D&S backlog declined primarily due to the higher sales for the three months ended September 30, 2007. Overall, D&S orders have remained strong in recent quarters due to continued demand in the global industrial gas market. Both bulk storage systems and packaged gas systems orders for the three months ended September 30, 2007 have increased compared to the three months ended June 30, 2007.
     BioMedical orders for the three months ended September 30, 2007 were $22.2 million compared to $21.0 million for the three months ended June 30, 2007. BioMedical backlog at September 30, 2007 totaled $9.5 million compared to $7.7 million at June 30, 2007. The increase in orders of $1.2 million, or 5.7%, was primarily due to continued penetration of international markets across all product lines.

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
     The Company’s primary interest rate risk exposure results from the various floating rate pricing mechanisms on the Senior Credit Facility. If interest rates were to increase 200 basis points (2 percent) from September 30, 2007 rates, and assuming no changes in debt from the September 30, 2007 levels, the additional annual expense would be approximately $1.6 million on a pre-tax basis.
     The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the Euro, the British pound, the Czech koruna and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are one year or less. The Company held immaterial positions in foreign exchange forward contracts at September 30, 2007.
Item 4. Controls and Procedures
     As of September 30, 2007, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

Item 6. Exhibits
The following exhibits are filed with this report:
10.1	Form of Performance Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2007

10.2	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 2,2007

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.

(Registrant)

Date: November 13, 2007	By:	/s/ Michael F. Biehl

Michael F. Biehl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) (Duly Authorized Officer)