Form 10-K
period 2007-12-31
CHART INDUSTRIES INC
filed 2008-02-28
CIK 892553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of $28.44 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $773,340,565.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of February 15, 2008, there were 28,227,743 outstanding shares of the Company’s common stock, par value $0.01 per share.

Documents Incorporated by Reference

Portions of the following document is incorporated by reference into Part III of this Annual Report on Form 10-K: the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 20, 2008 (the “2008 Proxy Statement”).

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2007.

PART I

Item 1.	Business.

THE COMPANY

Overview

Chart Industries, Inc. (the “Company,” “Chart” or “we”) is a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases, based on our sales and the estimated sales of our competitors. We supply engineered equipment used throughout the global liquid gas supply chain. The largest portion of end-use applications for our products is energy-related, accounting for approximately 59% of sales and 67% of orders in 2007, and 85% of backlog at December 31, 2007. We are a leading manufacturer of standard and engineered equipment primarily used for low-temperature and cryogenic applications. We have developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; — 273° Centigrade; — 459° Fahrenheit). The majority of our products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and end-use of hydrocarbon and industrial gases.

Our primary customers are large, multinational producers and distributors of hydrocarbon and industrial gases and their suppliers. We sell our products and services to more than 2,000 customers worldwide. We have developed long-standing relationships with leading companies in the gas production, gas distribution, gas processing, liquefied natural gas or LNG, chemical and industrial gas industries, including Air Products, Praxair, Airgas, Air Liquide, The Linde Group or Linde, JGC Corporation or JGC, Bechtel Corporation, Jacobs Engineering Group, Inc. or Jacobs, ExxonMobil, British Petroleum or BP, ConocoPhillips, Saudi Aramco, Shaw Stone & Webster, ABB Lummus, Uhde, CTCI Corporation or CTCI, Toyo, Samsung, Technip, Daelim, and Energy World Corporation or EWC, many of whom have been purchasing our products for over 20 years.

We have attained this position by capitalizing on our low-cost global manufacturing footprint, technical expertise and know-how, broad product offering, reputation for quality, and by focusing on attractive, growing markets. We have an established sales and customer support presence across the globe and low cost manufacturing operations in the United States, Central Europe and China. For the year ended December 31, 2007, the year ended December 31, 2006, and the combined year ended December 31, 2005, we generated sales of $666.4 million, $537.5 million, and $403.1 million, respectively.

The following charts show the proportion of our revenues generated by each operating segment as well as our estimate of the proportion of revenue generated by end-user for the year ended December 31, 2007.

Sales By Segment	Sales By End-User

Segments and Products

We operate in three segments: (i) Energy & Chemicals or E&C, (ii) Distribution and Storage or D&S and (iii) BioMedical. While each segment manufactures and markets different cryogenic equipment and systems to distinct end-users, they all share a reliance on our heat transfer and low temperature storage know-how and expertise. The E&C and D&S segments manufacture products used primarily in energy-related and general industrial applications, such as the separation, liquefaction, distribution and storage of hydrocarbon and industrial gases. Through our BioMedical segment, we supply cyrogenic equipment used in the storage and distribution of biological materials and oxygen, used primarily in the medical, biological research and animal breeding industries.

Further information about these segments is located in Note L to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Energy and Chemicals Segment

Our principal products within the E&C segment, which accounted for 38% of sales for the year ended December 31, 2007, are focused on engineered equipment and systems for the energy and chemicals markets, primarily heat exchangers, Core-in-Kettles®, cold boxes, process systems and LNG vacuum insulated pipe. These products are used by major natural gas, petrochemical processing and industrial gas companies in the production of their products. Our products in the E&C segment include the following:

Heat Exchangers and Core-in-Kettles®

We are a leading designer and manufacturer of cryogenic brazed aluminum and air cooled heat exchangers. Using technology pioneered by us, our brazed aluminum heat exchangers are incorporated into cold boxes to facilitate the progressive cooling and liquefaction of air or hydrocarbon mixtures for the subsequent recovery or purification of component gases. In hydrocarbon processing industries, our brazed aluminum heat exchangers allow producers to obtain purified hydrocarbon by-products, such as methane, ethane, propane and ethylene, which are commercially marketable for various industrial or residential uses. In the industrial gas market, our brazed aluminum heat exchangers are used to obtain high purity atmospheric gases, such as oxygen, nitrogen and argon, which have numerous diverse industrial applications.

Our air cooled heat exchangers are used in multiple markets to cool fluids to allow for further processing or to provide condensing of fluids, including the hydrocarbon, petrochemical, natural gas processing, and power generation. We recently entered into a joint venture in Saudi Arabia for local manufacturing and marketing of air cooled exchangers for Middle Eastern markets. Our compact Core-in-Kettle® heat exchangers are designed to replace shell-and-tube exchangers, offering significantly more heat transfer surface per unit volume and greatly improving the efficiency of chillers, vaporizers, reboilers and condensers in hydrocarbon applications including ethylene, propylene and LNG. Brazed aluminum and air cooled heat exchangers are engineered to the customer’s requirements and range in price from $20,000 to $2.5 million or more depending on the scope and complexity of the project.

The heat exchanger markets have seen significant demand over the last few years, resulting primarily from increased activity in the LNG and natural gas segments of the hydrocarbon processing market as well as the Asian industrial gas market. Other key global drivers involve developing Gas to Liquids or GTL and clean coal processes including Coal to Liquids or CTL and Integrated Gasification and Combined Cycle or IGCC power projects. In the future, management believes that continuing efforts by petroleum producing countries to better utilize stranded natural gas and previously flared gases, as well as efforts to broaden their industrial base, and the developing clean coal initiatives globally present a promising source of demand for our heat exchangers and cold box systems. In addition, demand for heat exchangers and cold boxes in developed countries is expected to continue as firms upgrade their facilities for greater efficiency and regulatory compliance.

Our principal competitors for brazed aluminum heat exchangers are Linde, Sumitomo, Kobe and Nordon, and we face competition from a variety of competitors for air cooled heat exchangers. Management believes that we are the only producer of large brazed aluminum heat exchangers in the United States and that we are a leader in the global cryogenic heat exchanger market. Major customers for our heat exchangers in the industrial gas market include Air Liquide, Air Products and Praxair. In the hydrocarbon processing market, major customers and end-users include BP, ExxonMobil, Saudi Aramco, ConocoPhillips and contractors such as JGC, Bechtel, Jacobs, Kellogg Brown Root or KBR, Technip, ABB Lummus, Toyo, Shaw Stone & Webster and Samsung.

Cold Boxes

We are a leading designer and fabricator of cold boxes. Cold boxes are highly engineered systems used to significantly reduce the temperature of gas mixtures to the point where component gases liquefy and can be separated and purified for further use in multiple industrial, scientific and commercial applications. In the hydrocarbon processing market, our cold box systems are used in natural gas processing and in the petrochemical industry. In the industrial gas market, cold boxes are used to separate air into its major atmospheric components, including nitrogen, oxygen and argon, where the gases are used in a diverse range of applications such as metal production and heat treating, enhanced oil and gas production, chemical and oil refining, the quick-freezing of food, wastewater treatment and industrial welding. The construction of a cold box generally consists of one or more brazed aluminum heat exchangers and other equipment packaged in a “box” consisting of metal framing and a complex system of piping and valves. Cold boxes, which are designed and fabricated to order, sell in the price range of $1 million to $20 million, with the majority of cold boxes priced between $1 million and $5 million.

We have a number of competitors for fabrication of cold boxes, including Linde, Air Products, Praxair, Air Liquide and many smaller fabrication-only facilities around the world. Principal customers and end-users for our cold boxes include Air Liquide, ABB Lummus, BP, Bechtel, Saudi Aramco, Jacobs, JGC, Technip, Toyo, Shaw Stone and Webster, Samsung and KBR.

Process Systems

We are a leading designer, engineer and manufacturer of highly engineered hydrocarbon process systems specifically for those markets requiring proprietary cryogenic technology. These “Concept-to-Reality” process systems incorporate many of our own core products, including brazed aluminum heat exchangers, Core-in-Kettles®, cold boxes, vessels, pipe work and air cooled heat exchangers. These systems, which are custom engineered and manufactured to order, typically sell in the price range of $5 million to over $100 million, depending on the scope and complexity of the project, with the majority of the systems priced between $5 million and $60 million.

Our principal markets include nitrogen rejection or NRU, propane dehydrogenation or PDH, HYCO/hydrogen recovery, LNG and Ryan-Holmes CO2 bulk removal technology for enhanced oil recovery and CO2 sequestration.

We have a number of competitors for our process systems including Linde, Air Products, and other smaller engineering, procurement, construction, or EPC, firms to whom we also act as a supplier of equipment including heat exchangers and cold boxes. Principal customers and end-users for our process systems include Energy World Corporation, ABB Lummus, ExxonMobil, Jacobs, Shaw Stone and Webster, CTCI, Samsung, Uhde and KBR.

LNG Vacuum Insulated Pipe

This product line consists of vacuum insulated pipe, or VIP, used for LNG transportation within both export and import terminals. This is a growing market as new LNG infrastructure is added around the world. LNG VIP is fabricated to order with projects varying in size from $500,000 to $25 million. Our competitors in the LNG VIP market include Technip and ITP. In general, our customers are the major EPC firms, such as Technip and Bechtel. LNG VIP competes directly with mechanically insulated pipe which takes longer to install and requires higher maintenance over its life.

Distribution and Storage Segment

Through our D&S segment, which accounted for 48% of our sales for the year ended December 31, 2007, we are a leading supplier of cryogenic equipment to the global bulk and packaged industrial gas markets. Demand for the products supplied by this segment is driven primarily by the significant installed base of users of cryogenic liquids as well as new applications and distribution technologies for cryogenic liquids. Our products span the entire spectrum of the industrial gas market from small customers requiring cryogenic packaged gases to large users requiring custom engineered cryogenic storage systems. Our products in the D&S segment include the following:

Cryogenic Bulk Storage Systems

We are a leading supplier of cryogenic bulk storage systems of various sizes ranging from 500 gallons to 180,000 gallons. Using sophisticated vacuum insulation systems placed between inner and outer vessels, these bulk storage systems are able to store and transport liquefied industrial gases and hydrocarbon gases at temperatures from −100° Fahrenheit to temperatures nearing absolute zero. End use customers for our cryogenic storage tanks include industrial gas producers and distributors, chemical producers, manufacturers of electrical components, health care organizations, food processors and businesses in the oil and natural gas industries. Prices for our cryogenic bulk storage systems range from $10,000 to $1 million. Global industrial gas producers and distributors, including Air Products, Air Liquide, Linde, Airgas, Praxair and Messer, are significant customers for our cryogenic bulk storage systems. On a worldwide basis, we compete primarily with Taylor-Wharton International or Taylor-Wharton in this product area. Taylor-Wharton was acquired by Windpoint Partners in December 2007 when they acquired the Harsco GasServ group of technology businesses from Harsco Corporation. In the European and Asian markets, we compete with several suppliers owned by the global industrial gas producers as well as independent regional suppliers.

Cryogenic Packaged Gas Systems

We are a leading supplier of cryogenic packaged gas systems of various sizes ranging from 160 liters to 2,000 liters. Cryogenic liquid cylinders are used extensively in the packaged gas industry to allow smaller quantities of liquid to be easily delivered to the customers of the industrial gas distributors on a full-for-empty or fill on site basis. Principal customers for our liquid cylinders are the same global industrial gas producers and the North American industrial gas distributors who purchase our cryogenic bulk storage systems. We compete on a worldwide basis primarily with Taylor-Wharton in this product area. We have developed two technologies in the packaged gas product area: ORCA Micro-Bulk systems and Tri-fecta® Laser Gas assist systems. ORCA Micro-Bulk systems bring the ease of use and distribution economics of bulk gas supply to customers formerly supplied by high pressure or cryogenic liquid cylinders. The ORCA Micro-Bulk system is the substantial market leader in this growing product line. The Tri-fecta® Laser Gas assist system was developed to meet the “assist gas” performance requirements for new high powered lasers being used in the metal fabrication industry.

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

LNG Applications

We supply cryogenic solutions for the storage, distribution, vaporization, and application of LNG. LNG may be utilized as a primary source of heat or power at industrial or residential complexes located away from a natural gas pipeline. LNG may also be used for peak shaving or as a back up supply at remote locations. We refer to this as a Virtual Pipeline as the natural gas pipeline is replaced with cryogenic containers to deliver the gas to the end user. We supply cryogenic trailers, bulk storage tanks, tap-off facilities, and vaporization equipment specially configured for LNG into Virtual Pipeline applications. LNG may also be used as a fuel to power vehicles. LNG vehicle fueling applications consist of LNG and liquid/compressed natural gas refueling systems for centrally fueled fleets of vehicles powered by natural gas, such as fleets operated by metropolitan transportation authorities, refuse haulers and heavy-duty truck fleets. We sell LNG applications around the world from all D&S facilities to numerous end users, energy companies, and gas distributors. Competition for LNG applications is based primarily on product design, customer support and service, dependability and price. Our competitors tend to be regionally focused or product specific while Chart is able to supply a broad range of solutions required by LNG applications.

Beverage Liquid CO2 Systems

This product line consists primarily of vacuum insulated, bulk liquid CO2 containers used for beverage carbonation in restaurants, convenience stores and cinemas, in sizes ranging from 100 pounds to 750 pounds of liquid CO2 storage. We also manufacture and market non-insulated, bulk fountain syrup containers for side-by-side installation with our CO2 systems. Our beverage systems are sold to national restaurant chains, soft drink companies and CO2 distributors. Our primary competitors for our bulk liquid CO2 beverage delivery systems are Taylor-Wharton and other producers of high-pressure gaseous CO2 cylinders.

Cryogenic Services

We operate three locations in the United States providing installation, service and maintenance of cryogenic products including storage tanks, liquid cylinders, cryogenic trailers, cryogenic pumps and VIP.

BioMedical Segment

The BioMedical segment, which accounted for 14% of our sales for the year ended December 31, 2007, consists of various product lines built around our core competencies in cryogenics, but with a focus on the medical and biological users of the liquids and gases instead of the large producers and distributors of cryogenic liquids. Our products in the BioMedical segment include the following:

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

Our primary competitor in the medical products line is the Puritan-Bennett brand product of Covidien Ltd., or Covidien. In June 2007, Covidien became the parent company of the former healthcare business of Tyco International Ltd. We believe that competition for liquid oxygen systems is based primarily upon product quality, performance, reliability, ease-of-service and price and we focus our marketing strategies on these considerations.

Biological Storage Systems

This product line consists of vacuum insulated containment vessels for the storage of biological materials. The primary markets for this product line include medical laboratories, biotech/pharmaceutical, research facilities, blood and tissue banks, veterinary laboratories, large-scale repositories and artificial insemination, particularly in the beef and dairy industry.

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

MRI Components

The basis of the MRI technique is that the magnetic properties of certain nuclei of the human body can be detected, measured and converted into images for analysis. MRI equipment uses high-strength magnetic fields, applied radio waves and high-speed computers to obtain cross-sectional images of the body. The major components of the MRI assembly are a series of concentric thermal shields and a supercooled electromagnet immersed in a liquid helium vessel, a cryostat, that maintains a constant, extremely low temperature (4 kelvin; −452° Fahrenheit) to achieve superconductivity. We manufacture large cryostats, various cryogenic interfaces, electrical feed-throughs and various other MRI components that are used to transfer power and/or cryogenic fluids from the exterior of the MRI unit to the various layers of the cryostat and superconducting magnet. We currently sell all of our MRI components to General Electric or GE, a leading worldwide manufacturer of MRI equipment.

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

Backlog

The dollar amount of our backlog as of December 31, 2007, December 31, 2006 and December 31, 2005 was $475.3 million, $319.2 million and $233.6 million, respectively. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large products, particularly in the E&C segment, and the amount of backlog at December 31, 2007 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel all or part of the order at times subject to the payment of certain costs and/or penalties. For further information about our backlog, including backlog by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers

We sell our products to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing industries in countries throughout the world. Sales to Air Liquide in 2007 represented approximately 10% of our consolidated sales. No single customer exceeded 10% of consolidated sales in 2006 or 2005. Sales to our top ten customers accounted for 45%, 42% and 39% of consolidated sales in 2007, 2006 and 2005, respectively. Our sales to particular customers fluctuate from period to period, but the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of revenue for us. Our supply contracts are generally contracts for “requirements” only. While our customers may be obligated to purchase a certain percentage of their supplies from us, there are generally no minimum requirements. Also, many of our contracts may be cancelled on as little as one month’s notice. To minimize credit risk from trade receivables, we review the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitor the financial condition of customers to help ensure timely collections and to minimize losses. In addition, for certain domestic and foreign customers, particularly in the E&C segment, we require advance payments, letters of credit and other such guarantees of payment. Certain customers also require us to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order. We believe our relationships with our customers are generally good.

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

Raw Materials and Suppliers

We manufacture most of the products we sell. The raw materials used in manufacturing include aluminum products (including sheets, bars, plate and piping), stainless steel products (including sheets, plates, heads and piping), palladium oxide, carbon steel products (including sheets, plates and heads), 9% nickel steel products (including heads and plates), valves and gauges and fabricated metal components. Most raw materials are available from multiple sources of supply. We believe our relationships with our raw material suppliers and other vendors are generally good. The commodity metals we use have experienced significant cost increases. We have generally been able to recover these cost increases through product price increases and surcharges in our contracts with customers. However, there are no assurances that we will be able to recover future increases in commodity metal costs through our customer contracts. We foresee no acute shortages of any raw materials that would have a material adverse effect on our operations.

Employees

As of January 31, 2008, we had 2,751 employees, including 1,723 domestic employees and 1,028 international employees. These employees consisted of 987 salaried, 365 bargaining unit hourly and 1,399 non-bargaining unit hourly.

We are a party to one collective bargaining agreement with the International Association of Machinists and Aerospace Workers covering 365 employees at our La Crosse, Wisconsin heat exchanger facility. In February 2007, we entered into a new three-year agreement to replace the previous agreement, which expired at that time. In connection with the negotiation of the new collective bargaining agreement for our La Crosse, Wisconsin facility described above, we experienced a work stoppage from the time that the previous agreement expired on February 3, 2007, until the terms of the new agreement were reached on February 7, 2007. The brief work stoppage had no material impact on the Company, and we continue to believe that our relationships with our employees are generally good.

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

We are involved with environmental compliance, investigation, monitoring and remediation activities at certain of our owned or formerly owned manufacturing facilities and at one owned facility that is leased to a third party. We believe that we are currently in substantial compliance with all known environmental regulations. We accrue for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 14 years as ongoing costs of remediation programs. Although we believe we have adequately provided for the cost of all known environmental conditions, additional contamination or changes in regulatory posture could result in more costly remediation measures than budgeted, or those we believe are adequate or required by existing law. We believe that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations.

Available Information

Additional information about the Company is available at http://www.chart-ind.com. On the Investor Relations page of the website, the public may obtain free copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable following the time that they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additionally, the Company has posted its Code of Ethical Business Conduct and Officer Code of Ethics on its website, which are also available free of charge to any shareholder interested in obtaining a copy. This Form 10-K and reports filed with the SEC are also accessible through the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors.

Investing in our common stock involves substantial risk. You should carefully consider the risks described below as well as the other information contained in this Annual Report on Form 10-K in evaluating your investment in us. If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be harmed materially. Additional risks, uncertainties and other factors that are not currently known to us or that we believe are not currently material may also adversely affect our business, financial condition, operating results or cash flows. In any of these cases, you may lose all or part of your investment in us.

Risks Related to our Business

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

For example, certain of our core businesses underperformed in the years prior to 2004 due to a general downturn in capital spending in the global and domestic industrial gas markets. While we have experienced growth in demand since late 2003 in the global hydrocarbon and industrial gas markets, this growth may not continue and our businesses’ performance may not be markedly better or may be worse in the future. For example, while we have recently experienced increased order activity for smaller and mid-size LNG projects and industrial gas plants, we have experienced delay in the receipt of some large LNG liquefier and GTL projects resulting from industry cost growth, constrained resources and local political uncertainty. Likewise, an overall economic downturn in the United States could have a negative impact on our domestic D&S business, which historically has been sensitive to domestic capital spending. In addition, changing world economic and political conditions may reduce the willingness of our customers and prospective customers to commit funds to purchase our products and services. Further, in 2005, the U.S. government announced the reduction of the amount of dollars it offered as reimbursement to our customers for purchasing our medical oxygen therapy products, which has adversely affected demand for these products.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenues and profitability.

Sales to Air Liquide accounted for approximately 10% of our total sales for the year ended December 31, 2007 and a small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers accounted for 45%, 42% and 39% of consolidated sales in 2007, 2006 and 2005, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. While our sales to particular customers fluctuate from period to period, the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of revenue for us.

The loss of any of our major customers or a decrease or delay in orders or anticipated spending by such customers could materially reduce our revenues and profitability. Our largest customers could also engage in business combinations, which could increase their size, reduce their demand for our products as they recognize synergies or rationalize assets and increase or decrease the portion of our total sales concentration to any single customer. For example Linde and BOC engaged in a business combination in 2006. Additionally, we currently sell all of our magnetic resonance imaging, or MRI, components to GE, a leading worldwide manufacturer of MRI equipment, which accounted for approximately $6.6 million in sales for the year ended December 31, 2007. The loss of, or significant reduction in, purchases of our MRI components by GE could reduce revenues and profitability in our BioMedical segment.

We may be unable to compete successfully in the highly competitive markets in which we operate.

Although many of our products serve niche markets, a number of our direct and indirect competitors in these markets are major corporations, some of which have substantially greater technical, financial and marketing resources than we, and other competitors may enter these markets. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales and earnings. Companies, or their divisions, that operate in our industry include Air Products, Kobe, Linde, Nordon, Puritan-Bennett, Sumitomo and Taylor-Wharton. Additionally, we compete with several suppliers owned by global industrial gas producers and many smaller fabrication-only facilities around the world. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending on research and development, and marketing and sales, any of which could materially reduce our revenues, profitability or both. In the event of an industry downturn, customers who typically outsource their need for cryogenic systems to us may use their excess capacity to produce such systems themselves. We also compete in the sale of a limited number of products with certain of our major customers.

As a global business, we are exposed to economic, political and other risks in different countries which could materially reduce our revenues, profitability or cash flows, or materially increase our liabilities.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. In 2007, 58% of our sales were made in international markets. Our future results could be harmed by a variety of factors, including:

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

International growth and expansion into emerging markets, such as China, Central and Eastern Europe, India and the Middle East, may cause us difficulty due to greater regulatory barriers than in the United States, the necessity of adapting to new regulatory systems, problems related to entering new markets with different economic, social and political systems, and significant competition from the primary participants in these markets, some of which may have substantially greater resources than us.

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

We expect to continue to expand our operations in the United States and abroad, particularly in China, the Czech Republic and Middle East. Our ability to operate our business successfully and implement our strategies depends, in part, on our ability to allocate our resources optimally in each of our facilities in order to maintain efficient operations as we expand. Ineffective management of our growth could cause manufacturing inefficiencies, increase our operating costs, place significant strain on our management and administrative resources and prevent us from implementing our business plan.

For example, we have invested or plan to invest approximately $15 million in new capital expenditures in the United States and China in 2007 and 2008 related to the expected growth of our E&C and D&S segments. If we fail to implement these capital projects in a timely and effective manner, we may lose the opportunity to obtain some customer orders. Even if we effectively implement these projects, the orders needed to support the capital expenditure may not be obtained, may be delayed, or may be less than expected, which may result in sales or profitability at lower levels than anticipated. For example, while we invested significantly in the expansion of our E&C segment in recent years, we experienced delay in some of the orders initially anticipated to support the cold box portion of that expansion, which resulted in the underutilization of some of our capacity. In addition, potential cost overruns, delays or unanticipated problems in any capital expansion could make the expansion more costly than originally predicted.

If we lose our senior management or other key employees, our business may be adversely affected.

Our ability to successfully operate and grow our business and implement our strategies is largely dependent on the efforts, abilities and services of our senior management and other key employees. Our future success will also depend on, among other factors, our ability to attract and retain qualified personnel, such as engineers and other skilled labor, either through direct hiring or the acquisition of other businesses employing such professionals. Our products, many of which are highly engineered, represent specialized applications of cryogenic or low temperature technologies and know-how, and many of the markets we serve represent niche markets for these specialized applications. Accordingly, we rely heavily on engineers, salespersons, business unit leaders, senior management and other key employees who have experience in these specialized applications and are knowledgeable about these niche markets, our products, and our company. Additionally, we may modify our management structure from time to time, as we did in 2007 in our E&C segment, which may create marketing, operational and other business risks. The loss of the services of these senior managers or other key employees, any modification of our management structure or the failure to attract or retain other qualified personnel could reduce the competitiveness of our business or otherwise impair our business prospects.

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

The commodity metals we use, including aluminum and stainless steel, have experienced significant upward fluctuations in price. On average, over half of our cost of sales is represented by the cost of commodities metals. We have generally been able to recover the cost increases through price increases to our customers; however, during periods of rising prices of raw materials, such as in 2005, 2006 and 2007, we may be unable to pass a portion of such increases on to our customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in raw material prices could result in lower revenues and profitability.

In addition, a substantial portion of our sales is derived from fixed-price contracts for large system projects, which may involve long-term fixed price commitments to customers. We have experienced difficulties in executing contracts of this kind in the past. For example, we recently executed two large projects each involving over $30 million of revenue on which our margins deteriorated significantly. On one of these projects, we experienced significant cost overruns that resulted in significant project losses. The other project was disrupted by a storm and related damage, and the customer made the decision in early 2007 to repair the damage through costly purchases of new replacement materials and has asserted we are responsible for these and other repairs. We may be required to pay for some of these or other repair costs in the future to the extent the customer successfully asserts that we are responsible for the damage, which we would contest vigorously.

To the extent that any of our fixed-price contracts are delayed, our subcontractors fail to perform, contract counterparties successfully assert claims against us, the original cost estimates in these or other contracts prove to be inaccurate or the contracts do not permit us to pass increased costs on to our customers, profitability from a particular contract may decrease or project losses may be incurred, which, in turn, could decrease our revenues and overall profitability. The uncertainties associated with our fixed-price contracts make it more difficult to predict our future results and exacerbate the risk that our results will not match expectations, which has happened in the past.

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

From time to time, we may have acquisition discussions with potential target companies both domestically and internationally. If a large acquisition opportunity arises and we proceed, a substantial portion of our cash and surplus borrowing capacity could be used for the acquisition or we may seek additional debt or equity financing.

Potential acquisition opportunities become available to us from time to time, and we engage periodically in discussions or negotiations relating to potential acquisitions, including acquisitions that may be material in size or scope to our business. Any acquisition may or may not occur and, if an acquisition does occur, it may not be successful in enhancing our business for one or more of the following reasons:

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

As of December 31, 2007, we had goodwill and indefinite-lived intangible assets of $282.5 million, which represented approximately 34% of our total assets. The value of these assets may increase in the future if we complete acquisitions as part of our overall business strategy. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. To test for impairment, a model to estimate the fair market value of our reporting segments has been developed. This fair market value model incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates and our judgment regarding the applicable discount rates to use to discount those estimated operating results and cash flows. If impairment is determined to exist, we are required to record a charge to earnings in our financial statements, which may be significant. While we do not presently anticipate that any of our goodwill or indefinite-lived intangible assets will be impaired in the foreseeable future, if an impairment is determined to exist and we are required to record a charge to earnings, it may result in significantly decreased profitability and shareholders’ equity.

We may be required to make material expenditures in order to comply with environmental, health and safety laws, or incur additional liabilities under these laws.

We are subject to numerous environmental, health and safety laws and regulations that impose various environmental controls on us or otherwise relate to environmental protection and various health and safety matters, including the discharge of pollutants in the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous materials and wastes, the investigation and remediation of soil and groundwater affected by hazardous substances and the requirement to obtain and maintain permits and licenses. These laws and regulations often impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up our, or our predecessors’, past or present facilities and third party disposal sites. Compliance with these laws generally increases the costs of transportation and storage of raw materials and finished products, as well as the costs of storing and disposing waste, and could decrease our liquidity and profitability and increase our liabilities. Health and safety and other laws in the jurisdictions in which we operate impose various requirements on us including state licensing requirements that may benefit our customers. If we are found to have violated any of these laws, we may become subject to corrective action orders and fines or penalties, and incur substantial costs, including substantial remediation costs and commercial liability to our customers. Further, we also could be subject to future liability resulting from conditions that are currently unknown to us that could be discovered in the future.

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

The insolvency of a formerly consolidated subsidiary could have a material adverse impact on our liquidity and financial position.

In March 2003, our U.K. subsidiary, Chart Heat Exchangers Limited, or CHEL, which previously operated the closed Wolverhampton, United Kingdom manufacturing facility, filed for a voluntary administration under the U.K. Insolvency Act of 1986. Additionally, we received information that indicated that CHEL’s net pension plan obligations had increased significantly, primarily due to a decline in plan asset values and interest rates, as well as increased plan liabilities, resulting in an estimated plan deficit as of March 2003. Based on our financial condition in March 2003, we determined not to advance funds to CHEL to fund CHEL’s obligations. Since CHEL was unable to fund its net pension deficit, the trustees of the CHEL pension plan took action to wind up the plan. No claims related to the CHEL insolvency presently are pending or have been brought against us by persons impacted by the insolvency. Nevertheless, claims may be asserted against us related to these matters. To the extent we are found to have significant liability with respect to CHEL’s obligations, such liability could have a material adverse impact on our liquidity, profitability and financial condition as a result of CHEL’s insolvency.

Due to the nature of our business and products, we may be liable for damages based on product liability and warranty claims.

Due to the high pressures and low temperatures at which many of our products are used and the fact that some of our products are relied upon by our customers or end users in their facilities or operations, or are manufactured for relatively broad consumer use, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury, property damage or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We are subject to claims from time to time, some of which are substantial but none of which historically have had a material adverse effect on our financial condition or results of operations, and we may be subject to claims in the future. Although we currently maintain product liability coverage, which we believe is adequate for the continued operation of our business, such insurance may become difficult to obtain or be unobtainable in the future on terms acceptable to us and generally does not cover warranty claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions, in excess of our insurance coverage or a significant warranty claim or series of claims against us could materially decrease our liquidity and impair our financial condition.

Increases in labor costs, potential labor disputes and work stoppages at our facilities could materially decrease our revenues and profitability.

Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of January 31, 2008, we had 2,751 employees, including 987 salaried, 365 bargaining unit hourly and 1,399 non-bargaining unit hourly employees. Employees represented by a union were subject to one collective bargaining agreement in the United States that expired in February 2007. A new three-year agreement was entered into in February 2007, and expires in February 2010. In connection with negotiating this new collective bargaining agreement, we experienced a work stoppage from the time that the previous agreement expired on February 3, 2007 until the terms of the new agreement were reached on February 7, 2007. If we are unable to enter into new, satisfactory labor agreements with our unionized employees when necessary in the future or other labor controversies or union organizing efforts arise, we could experience a significant disruption to our operations, lose business or experience an increase in our operating expenses, which could reduce our profit margins.

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

Our operations could be impacted by the effects of hurricanes or other severe weather, which could be more severe than the damage and impact that our New Iberia, Louisiana operations encountered from hurricanes in 2005.

Some of our operations, including our operations in New Iberia, Louisiana and Houston, Texas, are located in geographic regions and physical locations that are susceptible to physical damage and longer-term economic disruption from hurricanes or other severe weather. We also could make significant capital expenditures in hurricane-susceptible or other severe weather locations from time to time. These weather events can disrupt our operations, result in damage to our properties and negatively affect the local economy in which these facilities operate. In 2005, for example, our New Iberia, Louisiana operations encountered some damage from the storm surge and flooding caused by Hurricane Rita. Future hurricanes or other severe weather may cause production or delivery delays as a result of the physical damage to the facilities, the unavailability of employees and temporary workers, the shortage of or delay in receiving certain raw materials or manufacturing supplies and the diminished availability or delay of transportation for customer shipments, any of which may have an adverse affect on our revenues and profitability. Although we maintain insurance subject to certain deductibles, which may cover some of our losses, that insurance may become unavailable or prove to be inadequate.

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

We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. A failure to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. The patents in our patent portfolio are scheduled to expire between 2008 and 2025.

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

Although it is our intention to avoid infringing or otherwise violating the intellectual property rights of others, third parties may nevertheless claim (and in the past have claimed) that our processes and products infringe their intellectual property and other rights. For example, a third party has claimed that we may infringe certain patents related to cryogenic pipe technology and may have breached an undertaking relating to same, although we believe that these claims are without merit. In addition, our BioMedical business manufactures products for relatively broad consumer use, is actively marketing these products in multiple jurisdictions internationally and risks infringing technologies that may be protected in one or more of these international jurisdictions as the scope of our international marketing efforts expands. Our strategies of capitalizing on growing international demand as well as developing new innovative products across multiple business lines present similar infringement claim risks both internationally and in the United States as we expand the scope of our product offerings and markets. We compete with other companies for contracts in some small or specialized industries, which increases the risk that the other companies will develop overlapping technologies leading to an increased possibility that infringement claims will arise. Whether or not these claims have merit, we may be subject to costly and time-consuming legal proceedings, and this could divert our management’s attention from operating our businesses. In order to resolve such proceedings, we may need to obtain licenses from these third parties or substantially re-engineer or rename our products in order to avoid infringement. In addition, we might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer or rename our products successfully.

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

We are subject to tax and related obligations in the jurisdictions in which we operate or do business, including state, local, federal and foreign taxes. The taxing rules of the various jurisdictions in which we operate or do business often are complex and subject to varying interpretations. Tax authorities may challenge tax positions that we take or historically have taken, and may assess taxes where we have not made tax filings or may audit the tax filings we have made and assess additional taxes, as they have done from time to time in the past. Some of these assessments may be substantial, and also may involve the imposition of substantial penalties and interest. For example, a state in which we operate has asserted that we may be liable for substantial state income taxes, penalties and interest related to our operations in the state from 1993 to 2000. If the state issued a formal assessment, we would vigorously contest it, including through administrative and court proceedings, but we may be unsuccessful and ultimately required to pay additional taxes, penalties and interest. The payment of substantial additional taxes, penalties or interest resulting from these assessments could materially and adversely impact our results of operations, financial condition and cash flow.

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

Risks Related to our Leverage

Our substantial leverage and significant debt service obligations could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, impact the way we operate our business, expose us to interest rate risk to the extent of our variable rate debt and prevent us from fulfilling our debt service obligations.

We are substantially leveraged and have significant debt service obligations. Our financial performance could be affected by our substantial leverage. As of December 31, 2007, our total indebtedness was $250.0 million. In addition, at that date, we had approximately $36.0 million of letters of credit and bank guarantees outstanding and borrowing capacity of approximately $79.0 million under the revolving portion of our senior secured credit facility, after giving effect to the letters of credit and bank guarantees outstanding. We may also incur additional indebtedness in the future. This high level of indebtedness could have important negative consequences to us and you, including:

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

Our net cash flow generated from operating activities was $82.5 million, $36.4 million and $30.3 million (on a combined basis) for the years 2007, 2006 and 2005, respectively. Our current level of indebtedness requires that we use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the availability of cash to fund working capital requirements, capital expenditures, research and development or other general corporate or business activities, including future acquisitions.

In addition, a portion of our indebtedness bears interest at variable rates. If market interest rates increase, debt service on our variable-rate debt will rise, which would adversely affect our cash flow.

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

We may be able to incur substantial additional indebtedness in the future. The terms of our debt instruments do not fully prohibit us from doing so. The revolving credit portion of our senior secured credit facility provides commitments of up to $115.0 million, approximately $79.0 million of which would have been available for future borrowings (after giving effect to letters of credit and bank guarantees outstanding) as of December 31, 2007. We may also further increase the size of our senior secured credit facility or refinance with higher borrowing limits. If new debt is added to our current debt levels, the related risks that we now face could intensify.

The senior secured credit facility and the indenture governing our senior subordinated notes contain a number of restrictive covenants which limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

The senior secured credit facility and the indenture governing our senior subordinated notes impose, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of our subsidiaries to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends and make other distributions in respect of our capital stock;

•	redeem or buy back our capital stock;

•	make certain investments or certain other restricted payments;

•	sell certain kinds of assets;

•	enter into certain types of transactions with affiliates; and

•	effect mergers or consolidations.

The senior secured credit facility also requires us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in the senior secured credit facility and the indenture governing our senior subordinated notes could:

•	limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our senior secured credit facility and/or the indenture governing our senior subordinated notes. If an event of default occurs under our senior secured credit facility, which includes an event of default under the indenture governing our senior subordinated notes the lenders could elect to:

•	declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

•	require us to apply all of our available cash to repay the borrowings; or

•	prevent us from making debt service payments on the notes;

any of which would result in an event of default under our senior subordinated notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further financing.

If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing the senior secured credit facility, which constitutes substantially all of our and our domestic wholly-owned subsidiaries’ assets.

We are a holding company and we may depend upon cash from our subsidiaries to service our debt. If we do not receive cash from our subsidiaries, we may be unable to meet our obligations.

We are a holding company and all of our operations are conducted through our subsidiaries. Accordingly, we may be dependent upon the earnings and cash flows from our subsidiaries to provide the funds necessary to meet our debt service obligations. If we could not have access to the cash flows of our subsidiaries, we may be unable to pay the principal or interest on our debt. In addition, certain of our subsidiaries are holding companies that rely on subsidiaries of their own as a source of funds to meet any obligations that might arise.

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

Risks Related to the Trading Market for Our Common Stock

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law may discourage a takeover attempt.

Provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire us. Provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our amended and restated certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. Therefore, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These rights may have the effect of delaying or deterring a change of control of our company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

We occupy 23 principal facilities totaling approximately 2.1 million square feet, with the majority devoted to manufacturing, assembly and storage. Of these manufacturing facilities, approximately 1.6 million square feet are owned and 0.5 million square feet are occupied under operating leases. We consider our manufacturing facilities sufficient to meet our current and planned operational needs in the BioMedical segment. However, we have commenced the expansion of our E&C and D&S segment facilities over the next few years to meet significant current order backlog levels and expected growth in business as both we and our competitors reach capacity. We lease approximately 15,200 square feet for our corporate office in Garfield Heights, Ohio. Our major owned facilities in the United States are subject to mortgages securing our senior secured credit facility.

The following table sets forth certain information about facilities occupied by us as of January 31, 2008:

		Square
Location	Segment	Feet	Ownership	Use

La Crosse, Wisconsin	Energy & Chemicals	149,000	Owned	Manufacturing/Office
New Iberia, Louisiana	Energy & Chemicals	62,400	Leased	Manufacturing
New Iberia, Louisiana	Energy & Chemicals	35,000	Leased	Manufacturing
The Woodlands, Texas	Energy & Chemicals	29,000	Leased	Office
Tulsa, Oklahoma	Energy & Chemicals	58,500	Owned	Manufacturing/Office
Tulsa, Oklahoma	Energy & Chemicals	140,000	Leased	Manufacturing/Office
Wolverhampton, United Kingdom	Energy & Chemicals	1,600	Leased	Office
Changzhou, China	Distribution & Storage	60,000	Leased	Manufacturing/Office
Changzhou, China	Distribution & Storage	260,000	Owned	Manufacturing/Office
Decin, Czech Republic	Distribution & Storage	638,000	Owned	Manufacturing/Office
Houston, Texas	Distribution & Storage	22,000	Owned	Service
Shanghai, China	Distribution & Storage	1,900	Leased	Office
Solingen, Germany	Distribution & Storage	4,500	Leased	Office/Service/Warehouse
Plaistow, New Hampshire	Distribution & Storage	4,800	Leased	Office
Canton, Georgia	Distribution & Storage/BioMedical	154,000	Owned	Manufacturing/Office
Jasper, Georgia	Distribution & Storage/BioMedical	32,500	Leased	Warehouse/Service
New Prague, Minnesota	Distribution & Storage/BioMedical	237,000	Owned	Manufacturing/Service/Office
New Prague, Minnesota	Distribution & Storage	31,000	Leased	Office
Denver, Colorado	BioMedical	109,000	Owned	Manufacturing
Marietta, Georgia	BioMedical	11,100	Leased	Office/Lab
Bracknell, United Kingdom	BioMedical	12,500	Leased	Office/Warehouse
Lidcombe, Australia	BioMedical	2,400	Leased	Office/Warehouse
Garfield Heights, Ohio	Corporate	15,200	Leased	Office
Clarksville, Arkansas(1)	Discontinued operation	110,000	Owned	Manufacturing/Office

(1)	This facility is leased from us, with a purchase option, by the company that owns certain assets of the former Greenville Tube LLC stainless steel tubing business.

Regulatory Environment

We are subject to federal, state and local regulations relating to the discharge of materials into the environment, production and handling of our hazardous and regulated materials and our products and the conduct and condition of our production facilities. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings or competitive position. We are not anticipating any material capital expenditures in 2008 that are directly related to regulatory compliance matters. We are also not aware of any pending or potential regulatory changes that would have a material adverse impact on our business.

Item 3.	Legal Proceedings.

We are occasionally subject to various legal actions related to performance under contracts, product liability, taxes and other matters, several of which actions claim substantial damages, in the ordinary course of its business. Based on the Company’s historical experience in litigating these claims, as well as the Company’s current assessment of the underlying merits of the claims and applicable insurance, if any, we currently believe the resolution of these other legal claims will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect. See Item 1A. “Risk Factors”.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 4A.	Executive Officers of the Registrant*.

The name, age and positions of each Executive Officer of the Company as of February 1, 2008 are as follows:

Name	Age	Position

Samuel F. Thomas	56	Chairman, Chief Executive Officer and President
Michael F. Biehl	52	Executive Vice President, Chief Financial Officer and Treasurer
Matthew J. Klaben	38	Vice President, General Counsel and Secretary
James H. Hoppel, Jr.	43	Chief Accounting Officer, Controller and Assistant Treasurer

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Samuel F. Thomas has served as Chairman of our Board since 2007 and as Chief Executive Officer and President and as a member of our board of directors since October 2003. Prior to joining our company, Mr. Thomas was Executive Vice President of Global Consumables at ESAB Holdings Ltd., a provider of welding consumables and equipment. In addition to his most recent position at ESAB, Mr. Thomas was responsible for ESAB North America during his employment at ESAB Holdings Ltd. Prior to joining ESAB in February 1999, Mr. Thomas was Vice President of Friction Products for Federal Mogul, Inc. Prior to its acquisition by Federal Mogul in 1998, Mr. Thomas was employed by T&N plc from 1976 to 1998, where he served from 1991 as chief executive of several global operating divisions, including industrial sealing, camshafts and friction products.

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

James H. Hoppel, Jr. is our Chief Accounting Officer, Controller and Assistant Treasurer and has served in this position since April 2006. Mr. Hoppel joined Chart in November 2004 as our Controller. Prior to joining us, Mr. Hoppel served as Vice President, Finance for W.W. Holdings, LLC, a manufacturer and distributor of doors and hardware. Before that, Mr. Hoppel held various finance and accounting positions with different organizations, including the transaction services and audit practices of Pricewaterhouse Coopers LLP in Cleveland, Ohio.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “GTLS.” Prior to 2008, the common stock traded on the Nasdaq Global Market. The high and low sales prices for the shares of common stock for the periods indicated are set forth in the table below.

	High and Low Sales Price
	2007		2006
	High	Low	High	Low

First quarter(1)	$18.89	$14.94	—	—
Second quarter(1)	30.57	17.00	—	—
Third quarter	33.20	24.51	$16.60	$11.43
Fourth quarter	36.19	25.87	16.33	11.16
Year	36.19	14.94	16.60	11.16

(1)	Trading in our common stock commenced on July 26, 2006.

As of February 1, 2008, there were approximately 16 holders of record of our common stock. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our common stock than the number of record holders.

We do not currently intend to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, for future operations, potential acquisitions and debt reduction. The amounts available to us to pay cash dividends are restricted by our senior secured credit facility. The indenture governing the notes also limits our ability to pay dividends. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant.

Item 6.	Selected Financial Data.

The financial statements referred to as the Pre-Predecessor Company financial statements include the consolidated audited financial statements of Chart Industries, Inc. and its subsidiaries prior to our Chapter 11 bankruptcy proceedings. Our emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of Fresh-Start accounting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The financial statements referred to as the Predecessor Company financial statements include the consolidated audited financial statements of Chart Industries, Inc. and its subsidiaries after our emergence from Chapter 11 bankruptcy proceedings and prior to the Acquisition, as defined below. The financial statements referred to as the Company financial statements include the consolidated audited financial statements of Chart Industries, Inc. and its subsidiaries after the Acquisition.

On August 2, 2005, we entered into an agreement and plan of merger with certain of our stockholders, First Reserve Fund X, L.P. or First Reserve, and CI Acquisition, Inc., which provided for the sale of shares of Chart by certain of its stockholders to CI Acquisition, Inc. and the merger of CI Acquisition, Inc. with and into Chart, with Chart surviving the merger as a wholly-owned indirect subsidiary of First Reserve. We refer to the stock purchase, merger and related financing thereof collectively as the “Acquisition”. The Acquisition closed on October 17, 2005.

The following table sets forth the selected historical consolidated financial information as of the dates and for each of the periods indicated. The Pre-Predecessor Company selected historical consolidated financial data as of and for the nine months ended September 30, 2003 is derived from our audited financial statements for such period, which has been audited by Ernst & Young LLP, an independent registered public accounting firm, and which is not included in this Annual Report on Form 10-K. The Predecessor Company selected historical consolidated financial data as of and for the three months ended December 31, 2003, as of and for the year ended December 31, 2004 and as of October 16, 2005 is derived from audited financial statements for such period, which have been audited by Ernst & Young LLP, and which are not included in this Annual Report on Form 10-K. The Predecessor Company selected historical consolidated financial data for the period from January 1, 2005 to October 16, 2005 is derived from our audited financial statements for such periods incorporated by reference into Item 8 of this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP. The Company selected historical consolidated financial data as of December 31, 2005 is derived from our audited financial statements for such period, which have been audited by Ernst & Young LLP, and which are not included in this Annual Report on Form 10-K. The Company selected historical financial consolidated data for the period from October 17, 2005 to December 31, 2005, as of and for the year ended December 31, 2006, and as of and for the year ended December 31, 2007 are derived from our audited financial statements for such period incorporated by reference into Item 8 of this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP.

You should read the following table together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.

	Pre- Predecessor Company	Predecessor Company
	Nine	Three			Company
	Months	Months	Year	January 1,	October 17,
	Ended	Ended	Ended	2005 to	2005 to	Year Ended
	September 30,	December 31,	December 31,	October 16,	December 31,	December 31,
	2003	2003	2004	2005	2005	2006	2007
Statement of Operations Data:
Sales	$197,017	$68,570	$305,576	$305,497	$97,652	$537,454	$666,395
Cost of sales(1)	141,240	52,509	211,770	217,284	75,733	382,535	476,854

Gross profit	55,777	16,061	93,806	88,213	21,919	154,919	189,541
Selling, general and administrative expenses(2).(3)	44,211	14,147	53,374	59,826	16,632	87,652	104,056
Restructuring and other operating expenses, net(4)(5)	13,503	994	3,353	7,528	217	396	304

	57,714	15,141	56,727	67,354	16,849	88,048	104,360

Operating income (loss)	(1,937)	920	37,079	20,859	5,070	66,871	85,181
Interest expense, net(6)	10,300	1,344	4,712	4,164	5,556	26,997	23,820
Other expense (income)	(3,737)	(350)	(465)	659	409	(533)	42

	6,563	994	4,247	4,823	5,965	26,464	23,862

(Loss) income from continuing operations before income taxes and minority interest	(8,500)	(74)	32,832	16,036	(895)	40,407	61,319
Income tax (benefit) expense	1,755	(125)	10,134	7,159	(441)	13,044	17,319
(Loss) income from continuing operations before minority interest	(10,255)	51	22,698	8,877	(454)	27,363	44,000
Minority interest, net of taxes and other	(63)	(20)	(98)	(19)	(52)	(468)	156

(Loss) income from continuing operations	(10,318)	31	22,600	8,858	(506)	26,895	44,156
Income from discontinued operation, including gain on sale, net of tax(7)	3,233	—	—	—	—	—	—

Net (loss) income	$(7,085)	$31	$22,600	$8,858	$(506)	$26,895	$44,156

(Loss) Earnings per share data(8):
Basic (loss) earnings per share	$(0.27)	$0.01	$4.22	$1.65	$(0.06)	$1.70	$1.64
Diluted (loss) earnings per share	(0.27)	$0.01	$4.10	$1.57	$(0.06)	$1.65	$1.61
Weighted average shares — basic	26,336	5,325	5,351	5,366	7,952	15,835	26,872
Weighted average shares — diluted	26,336	5,325	5,516	5,649	7,952	16,269	27,493

	Pre- Predecessor Company	Predecessor Company
	Nine	Three			Company
	Months	Months	Year	January 1,	October 17,
	Ended	Ended	Ended	2005 to	2005 to	Year Ended
	September 30,	December 31,	December 31,	October 16,	December 31,	December 31,
	2003	2003	2004	2005	2005	2006	2007
Cash Flow Data:
Cash provided by (used in) operating activities	$19,466	$4,988	$35,059	$15,641	$14,635	$36,398	$82,507
Cash provided by (used in) investing activities	15,101	154	(3,317)	(20,799)	(362,250)	(38,664)	(18,541)
Cash (used in) provided by financing activities	(15,907)	(13,976)	(35,744)	1,708	348,489	9,235	7,444
Other Financial Data:
Depreciation and amortization(9)	$9,260	$2,225	$8,490	$6,808	$4,396	$22,449	$18,706

	Pre- Predecessor
	Company	Predecessor Company			Company
	As of	As of	As of	As of	As of		As of		As of
	September 30,	December 31,	December 31,	October 16,	December 31,		December 31,		December 31,
	2003	2003	2004	2005	2005		2006		2007
Balance Sheet Data:
Cash and cash equivalents	$27,815	$18,600	$14,814	$11,470	$11,326		18,854		92,869
Working capital(10)	35,826	47,161	51,292	43,486	59,561		73,290		61,484
Total assets	299,745	299,637	307,080	343,107	635,641	(11)	724,875	(11)	825,754	(11)
Long-term debt	122,537	109,081	76,406	74,480	345,000		290,000		250,000
Total debt	126,012	112,561	79,411	80,943	347,304		290,750		250,000
Shareholders’ equity	89,865	90,807	115,640	121,321	116,330		219,734		327,991

(1)	The three months ended December 31, 2003 and the period from October 17, 2005 to December 31, 2005 include non-cash inventory valuation charges of $5.4 million and $8.9 million, respectively, related to Fresh-Start and purchase accounting.

(2)	Includes amortization expense related to intangible assets for the nine months ended September 30, 2003, the three months ended December 31, 2003, the year ended December 31, 2004, the period from January 1, 2005 to October 16, 2005, the period October 17, 2005 to December 31, 2005, and the years ended December 31, 2006 and 2007 of $1.2 million, $0.7 million, $2.8 million, $2.7 million, $3.0 million, $15.4 million and $11.0 million, respectively.

(3)	Includes charges (income), net of insurance recoveries, related to Hurricane Rita of $1.1 million, $0.4 million and ($2.3) million for the period January 1, 2005 to October 16, 2005, the period from October 17, 2005 to December 31, 2005 and the year ended December 31,2006, respectively.

(4)	In March 2003, we completed the closure of our Wolverhampton, United Kingdom manufacturing facility, operated by CHEL. On March 28, 2003, CHEL filed for voluntary administration under the U.K. Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. In accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” we are not consolidating the accounts or financial results of CHEL subsequent to March 28, 2003 due to the assumption of control of CHEL by the insolvency administrator. Effective March 28, 2003, we recorded a non-cash impairment charge of $13.7 million to write off our net investment in CHEL.

(5)	In September 2003, in accordance with Fresh-Start accounting, all assets and liabilities were adjusted to their fair values. The adjustment to record the assets and liabilities at fair value resulted in net other income of $5.7 million for the nine months ended September 30, 2003.

(6)	Includes derivative contracts valuation income or expense for interest rate collars to manage interest exposure relative to term debt.

(7)	This discontinued operation relates to the sale of our former Greenville Tube, LLC business in July 2003.

(8)	The basic and diluted loss and earnings per share for the nine months ended September 30, 2003, the three months ended December 31, 2003 and the period October 17, 2005 to December 31, 2005 are the same because incremental shares issuable upon conversion are anti-dilutive.

(9)	Includes financing costs amortization for the nine months ended September 30, 2003 and the period from October 17, 2005 to December 31, 2005, the year ended December 31, 2006 and the year ended December 31, 2007 of $1.7 million, $0.3 million, $1.5 million and $1.6 million, respectively.

(10)	Working capital is defined as current assets excluding cash minus current liabilities excluding short-term debt.

(11)	Includes $236.7 million of goodwill and $154.1 million of finite-lived and indefinite-lived intangible assets as of December 31, 2005. Includes $247.1 million of goodwill and $146.6 million of finite-lived and indefinite-lived intangible assets as of December 31, 2006. Includes $248.5 million of goodwill and $135.7 million of finite-lived and indefinite-lived assets as of December 31, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations includes periods prior to the consummation of the Acquisition, and periods after the consummation of the Acquisition. Accordingly, the discussion and analysis of all historical periods does not reflect fully the significant impact that the Acquisition did have on us, including significantly increased leverage and liquidity requirements. You should read the following discussion of our results of operations and financial condition in conjunction with the “Selected Financial Data” section and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Actual results may differ materially from those discussed below. This discussion contains forward-looking statements. See “Forward-Looking Statements” at the end of this discussion and Item 1A. “Risk Factors” for a discussion of certain of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases. The largest portion of end-use applications for our products is energy-related. We are a leading manufacturer of standard and engineered equipment primarily used for low-temperature and cryogenic applications. We have developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; −273° Centigrade; −459° Fahrenheit). The majority of our products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and consumption of hydrocarbon and industrial gases.

For the year ended December 31, 2007, we experienced significant increases in our backlog, orders, sales, gross profit and operating income compared to the year ended December 31, 2006. These increases were primarily due to continued growth in the global hydrocarbon processing and industrial gas markets served by our Energy and Chemicals (“E&C”) and Distribution and Storage (“D&S”) segments. Backlog as of December 31, 2007 was $475.3 million compared to $319.2 million as of December 31, 2006, representing an increase of $156.1 million or 48.9%. Orders for the year ended December 31, 2007 were $826.8 million compared to $605.8 for the year ended December 31, 2006, representing an increase of $221.0 million or 36.5%. Sales for 2007 were $666.4 million compared to sales of $537.5 million for 2006, reflecting an increase of $128.9 million, or 24.0%. Gross profit for the year ended December 31, 2007 was $189.5 million, or 28.4% of sales, as compared to $155.0 million, or 28.8% of sales, for the year ended December 31, 2006. In addition to volume increases in all three of our operating segments, the timing of product price increases in our D&S and Biomedical segments, and foreign currency translation were also contributing factors for our growth in sales and gross profit in 2007 as compared to 2006. Operating income for the year ended December 31, 2007 was $85.2 million compared to $66.9 million for the year ended December 31, 2006.

Operating Results

The following table sets forth the percentage relationship that each line item in our consolidated statements of operations represents to sales for the period from January 1, 2005 to October 16, 2005, the period from October 17, 2005 to December 31, 2005, the year ended December 31, 2006 and the year ended December 31, 2007. The Predecessor Company and the Company are further described in Item 6 “Selected Financial Data” of our audited financial statements and related notes thereto in Item 8 included elsewhere in this Annual Report on Form 10-K.

	Predecessor
	Company	Company
	January 1,	October 17,
	2005 to	2005 to	Year Ended
	October 16,	December 31,	December 31,
	2005	2005	2006	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales(1)	71.1	77.6	71.2	71.6
Gross profit	28.9	22.4	28.8	28.4
Selling, general and administrative expense(2)(3)(4)(5)(6)	18.7	13.9	13.4	13.9
Amortization expense	0.9	3.1	2.9	1.6
Acquisition expenses(7)	2.2	—	—	—
Employee separation and plant closure costs	0.3	0.1	0.1	0.1
(Loss) on sales of assets	—	(0.1)	—	(0.1)
Operating income	6.8	5.2	12.4	12.8
Interest expense, net	(1.4)	(5.7)	(4.7)	(3.3)
Financing costs amortization	—	(0.3)	(0.3)	(0.2)
Derivative contracts valuation income (expense)	—	—	—	—
Foreign currency (loss) income	(0.2)	(0.1)	0.1	(0.1)
Income tax expense (benefit)	2.3	(0.5)	2.4	2.6
Income (loss) before minority interest	2.9	(0.4)	5.1	6.6
Minority interest, net of taxes	—	—	0.1	—
Net income (loss)	2.9	(0.4)	5.0	6.6

(1)	Includes non-cash inventory valuation charges of $0.6 million and $8.9 million, representing, 0.2% and 9.2% of sales, for the period January 1, 2005 to October 16, 2005 and the period October 17, 2005 to December 31, 2005, respectively.

(2)	Includes $1.5 million, representing 0.5% of sales, for claim settlements, professional fees incurred by us related to our debt restructuring and bankruptcy reorganization activities for the period January 1, 2005 to October 16, 2005.

(3)	Includes stock-based compensation expense of $9.5 million, $0.4 million, $1.9 million and $9.0 million, representing 3.1%, 0.4%, 0.4%, and 1.4% of sales, for the period January 1, 2005 to October 16, 2005, the period October 17, 2005 to December 31, 2005, the year ended December 31, 2006, the year ended December 31, 2007, respectively.

(4)	Includes charges (income), net of insurance recoveries, related to Hurricane Rita of $1.1 million, $0.4 million and $(2.3) million, representing 0.3%, 0.4% and (0.4)% of sales, for the period January 1, 2005 to October 16, 2005, the period October 17, 2005 to December 31, 2005 and year ended December 31, 2006, respectively.

(5)	Includes a charge for the write-off of purchased in-process research and development of $2.8 million, or 0.1% of sales, and a charge for the settlement of former shareholders’ appraisal rights claims related to the Acquisition of $0.5 million, or 0.5% of sales, for the period January 1, 2005 to October 16, 2005 and the period October 17, 2005 to December 31, 2005, respectively

(6)	Includes amortization expense for intangible assets of $2.7 million, $3.0 million, $15.4 million and $10.9 million, representing 0.9%, 3.0%, 2.8% and 1.6%, for the period January 1, 2005 to October 16, 2005, the period

October 17, 2005 to December 31, 2005, the year ended December 31, 2006 and the year ended December 31, 2007, respectively.

(7)	Represents expenses, primarily professional fees, incurred by us related to the Acquisition.

Segment Information

The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our operating segments for the periods indicated during the last three years:

	Predecessor
	Company	Company
	January 1,	October 17,
	2005 to	2005 to
	October 16,	December 31,	Year Ended December 31,
	2005	2005	2006	2007
Sales
Energy & Chemicals	$86,920	$34,135	$190,673	$253,672
Distribution and Storage	161,329	47,832	268,303	322,565
BioMedical	57,248	15,685	78,478	90,158

Total	$305,497	$97,652	$537,454	$666,395

Gross Profit
Energy & Chemicals	$23,391	$10,494	$39,676	$58,102
Distribution and Storage	47,120	8,861	87,283	100,673
BioMedical	17,702	2,564	27,960	30,766

Total	$88,213	$21,919	$154,919	$189,541

Gross Profit Margin
Energy & Chemicals	26.9%	30.7%	20.8%	22.9%
Distribution and Storage	29.2%	18.5%	32.5%	31.2%
BioMedical	30.9%	16.4%	35.6%	34.1%
Total	28.9%	22.4%	28.8%	28.4%
Operating Income (Loss)
Energy & Chemicals	$13,717	$5,092	$18,957	$33,821
Distribution & Storage	27,005	3,947	54,545	66,167
BioMedical	8,343	714	15,969	17,788
Corporate	(28,206)	(4,683)	(22,600)	(32,595)

Total	$20,859	$5,070	$66,871	$85,181

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended
December 31, 2006

Sales

Sales for 2007 were $666.4 compared to $537.5 million for 2006, reflecting an increase of $128.9 million, or 24.0%. E&C segment sales were $253.7 million for 2007 compared to $190.7 for 2006, representing an increase of $63.0 million, or 33.0%. This increase in sales for 2007 was primarily due to higher volume, particularly large heat exchanger and process systems projects, which were driven by continued growth in the LNG and natural gas segments of the hydrocarbon processing market and an additional $21.3 million of air cooled heat exchanger sales as a result of the acquisition of Cooler Service Corporation (“CSC”) in the second quarter of 2006. D&S segment sales were $322.5 million for the year ended December 31, 2007 compared to $268.3 million for 2006, reflecting an increase of $54.2 million, or 20.2%. Bulk storage and packaged gas system sales increased $28.4 million and $25.8 million, respectively, for 2007 mostly as a result of higher volume, and were favorably affected by continued

growth in the global industrial gas market, product prices increases to absorb escalating raw material costs, and to a lesser extent favorable foreign currency translation of $8.7 million due to the weaker U.S. dollar compared to the Euro and Czech Koruna. BioMedical segment sales for the year ended December 31, 2007 were $90.2 million, representing an increase of $11.7 million, or 14.9%, compared to sales of $78.5 million in 2006. Biological storage systems sales increased $9.3 million primarily due to higher volume in both the U.S. and international markets. MRI and other product sales increased $1.1 million due to higher volume. Medical respiratory product sales increased $1.3 million primarily as a result of higher volume in international markets, offset partially by decreased demand in the U.S. market due to changes in U.S. government reimbursement for liquid oxygen therapy systems.

Gross Profit and Margin

Gross profit for the year ended December 31, 2007 was $189.5 million, or 28.4% of sales compared to $155.0 million, or 28.8% of sales for the year ended December 31, 2006, reflecting an increase of $34.5 million. E&C segment gross profit increased $18.4 million and the related margin increased 2.1 percentage points, respectively, in 2007 compared with 2006. The increase in gross profit was mostly attributable to higher sales volume for brazed aluminum heat exchanger and process systems projects and air cooled heat exchangers, while the related margin increased primarily due to a favorable change in project mix for process systems. D&S segment gross profit increased $13.4 million in 2007 compared to 2006 due to higher sales volume for bulk storage systems and to a lesser extent favorable currency translation due the weaker U.S. dollar compared to the Euro and Czech Koruna. D&S segment gross profit margin declined 1.3 percentage points for 2007 compared to 2006 due to higher raw material costs and surcharges, and a change in product mix for bulk storage systems. BioMedical segment gross profit increased $2.8 million in 2007 compared to 2006 primarily due to higher sales volume across all product lines. BioMedical segment gross profit margin declined in 2007 by 1.5 percentage points compared to 2006 primarily due to higher raw material costs.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for 2007 were $92.6 million, or 13.9% of sales compared to $72.2 million, or 13.4% of sales for 2006. E&C segment SG&A expenses were $19.8 million, or 7.8% of sales for 2007 versus $14.0 million, or 7.3% of sales for 2006. The increase of $5.8 million reflects additional employee-related and infrastructure expenses incurred by the E&C segment to support the growth in business. Also, during 2006 the E&C segment received $2.2 million of insurance proceeds, net of costs, related to the settlement of an insurance claim for losses and costs incurred primarily in 2005 at its New Iberia, Louisiana facility as a result of Hurricane Rita. D&S segment SG&A expenses in 2007 were $29.0 million, or 9.0% of sales compared to $25.5 million, or 9.5% of sales in 2006. This increase was primarily due to higher employee-related and infrastructure expenses to support business growth in international operations during 2007. BioMedical segment SG&A expenses were $11.2 million, or 12.4% of sales for 2007, representing an increase of $1.0 million compared to SG&A expenses for 2006 of $10.2 million, or 13.0% of sales. Corporate SG&A expenses for 2007 were $32.6 million compared to $22.5 million for 2006. The increase was primarily driven by an increase of $7.1 million of stock-based compensation expense related mostly to the vesting of the performance-based options in conjunction with the secondary stock offering completed in June 2007. Also contributing to the increase was higher employee-related and infrastructure costs to support business growth, and the incurrence of secondary stock offering expenses and increased Sarbanes-Oxley implementation related expenses totaling $1.6 million.

Amortization Expense

Amortization expense for 2007 was $10.9 million, or 1.6% of sales, compared to $15.4 million, or 2.9% of sales, for 2006. Amortization expense decreased due to certain intangible assets being fully amortized prior to December 31, 2007. For 2007, amortization expense for the E&C, D&S and BioMedical segments was $4.1 million, $5.1 million and $1.7 million, respectively, compared to $6.7 million, $6.9 million and $1.8 million, respectively, for 2006.

Employee Separation and Plant Closure Costs

For 2007, employee separation and plant closure costs were $0.3 million compared to $0.4 million in 2006. These costs were related to the idle D&S segment Plaistow, New Hampshire facility that was sold in the fourth quarter of 2007.

Loss on Disposal of Assets, Net

For the year ended December 31, 2007, the Company recognized a $0.5 million loss primarily related to a leased facility that was vacated by the Company’s E&C segment during 2007.

Operating Income (Loss)

As a result of the foregoing, operating income for 2007 was $85.2 million, or 12.8% of sales, representing an increase of $18.3 million compared to operating income of $66.9 million, or 12.4% of sales for 2006. For 2007, operating income (loss) for the E&C, D&S and BioMedical segments and Corporate were $33.8 million, or 13.3% of sales, $66.2 million, or 20.5% of sales, $17.8 million, or 19.7% of sales, and ($32.6) million, respectively. For 2006, operating income (loss) for the E&C, D&S and BioMedical segments and Corporate were $19.0 million, or 10.0% of sales, $54.5 million, or 20.2% of sales, $16.0 million, or 20.3% of sales, and $(22.6) million, respectively.

Interest Expense, Net

For the year ended December 31, 2007, net interest expense was $22.2 million compared to $25.5 million for the year ended December 31, 2006. The decrease of $3.3 million is primarily attributable to the reduction in the outstanding balance of the term loan portion of our senior secured credit facility as a result of voluntary principal payments during 2007 and 2006 totaling $90.0 million. The principal payments were funded by proceeds from the secondary stock offering completed in June 2007 and proceeds from warrant and option exercises and the Company’s Initial Public Offering (“IPO”) in July 2006. Interest income increased $0.4 million in 2007 compared to 2006 as a result of higher cash balances. The decrease in interest expense during 2007 was partially offset by higher interest rates on our senior secured credit facility and additional interest incurred on our senior subordinated notes, since the exchange offer related to our senior subordinated notes was not completed until April 2007, at which time this penalty interest ceased accruing. Further information regarding the Company’s debt is located in Note C to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Other Expense and Income

For the years ended December 31, 2007 and 2006, amortization of deferred financing costs was $1.6 million and $1.5 million, respectively. This increase in amortization expense was attributable to additional deferred loan costs incurred for the amendment on the senior secured credit facility in connection with the IPO.

Income Tax Expense

Income tax expense for 2007 was $17.3 million and the effective tax rate was 28.2% compared to income tax expense for 2006 of $13.0 million and an effective tax rate of 32.3%. The decrease in the effective tax rate in 2007 was primarily attributable to an increase in foreign investment tax credits, an increase in the amount of foreign income subject to tax holidays, a decrease in enacted tax rates in certain foreign countries, and lower effective domestic state tax rates.

Net Income

As a result of the foregoing, net income for the year ended December 31, 2007 was $44.2 million compared to net income of $26.9 million for the year ended December 31, 2006 representing an increase of 64.3%.

Results of Operations for the Year Ended December 31, 2006

Sales

Sales for the year ended December 31, 2006 were $537.5 million. E&C segment sales were $190.7 million and benefited from higher volume, particularly large heat exchanger and process systems projects, which were driven by continued growth in the LNG and natural gas segments of the hydrocarbon processing market and $17.8 million of air cooled heat exchanger sales as a result of the acquisition of CSC in the second quarter of 2006. D&S segment sales were $268.3 million as both bulk storage and packaged gas system volume were favorably affected by continued growth in the global industrial gas market and product prices increases to absorb escalating raw material costs and to a lesser extent favorable foreign currency translation of $4.3 million as a result of the weaker U.S. dollar compared to the Czech Koruna. BioMedical segment sales for the year ended December 31, 2006 were $78.5 million and benefited primarily from continued growth in medical respiratory product volume due to higher demand in international markets and volume growth in both the domestic and international biological storage systems. U.S. medical respiratory products sales were negatively impacted in 2006 by U.S. Government reimbursement reductions for liquid oxygen therapy systems announced in 2005.

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

SG&A

SG&A expenses for the year ended December 31, 2006 were $72.2 million, or 13.4% of sales. E&C segment SG&A expenses were $14.0 million, or 7.3% of sales. During 2006, the E&C segment incurred additional employee-related and infrastructure expenses to support the growth in business. Also, the E&C segment received $2.2 million of insurance proceeds, net of costs, related to the settlement of an insurance claim for losses incurred primarily in 2005 at its New Iberia, Louisiana facility as a result of Hurricane Rita. These proceeds partially offset the increase in SG&A expenses in 2006. D&S segment SG&A expenses in 2006 were $25.5 million, or 9.5% of sales. The D&S segment had growth in employee-related and infrastructure expenses to support their business growth. In 2006, BioMedical segment SG&A expenses were $10.2 million, or 13.0% of sales. Corporate SG&A expenses for the year ended December 31, 2006 were $22.5 million and were unfavorably affected by higher employee-related and infrastructure expenses primarily to support the growth in business and higher public company expenses, particularly Sarbanes-Oxley implementation expenses, since the IPO in July 2006. In addition, all operating segments and Corporate were unfavorably impacted by higher health care expenses.

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

Employee Separation and Plant Closure Costs

For the year ended December 31, 2006, employee separation and plant closure costs were $0.4 million and were related to the idle D&S segment Plaistow, New Hampshire facility that was being held for sale.

Operating Income (Loss)

As a result of the foregoing, operating income for the year ended December 31, 2006 was $66.9 million, or 12.4% of sales. Operating income (loss) for the E&C, D&S and BioMedical segments and Corporate were $19.0 million, or 10.0% of sales, $54.5 million, or 20.2% of sales, $16.0 million, or 20.3% of sales, and ($22.6) million, respectively.

Interest Expense, Net

For the year ended December 31, 2006, interest expense, net was $25.5 million and is primarily attributable to the senior secured credit facility entered into and senior subordinated notes issued on October 17, 2005 in conjunction with the Acquisition. The senior secured credit facility has a variable interest rate and the senior subordinated notes have a 9 1/8% interest rate. The registration rights agreement required the Company to file an Exchange Offer Registration Statement and complete the exchange offer for the senior subordinated notes by August 14, 2006. Since the exchange offer was not completed when required, additional interest at a rate of 0.25% above the stated rate was incurred for the 90-day period ending November 11, 2006, and additional interest at a rate 0.50% above the stated rate was incurred commencing November 12, 2006 and additional interest at a rate of 0.75% above the stated rate for the 90-day period commencing February 10, 2007. The exchange offer was completed in April 2007 at which time this penalty interest ceased accruing. Further information regarding the Company’s debt is located in Note C to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Other Expense and Income

Amortization of deferred financing costs was $1.5 million for the year ended December 31, 2006 and is attributable to the senior secured credit facility entered into and senior subordinated issued on October 17, 2005 in conjunction with the Acquisition.

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

Gross Profit and Margin

For the period October 17, 2005 to December 31, 2005, gross profit was $21.9 million, or 22.4% of sales. Overall, the gross profit was favorably affected by higher volumes in the D&S and E&C segments. The E&C gross profit of $10.5 million, or 30.7% of sales, benefited from the completion of a high margin ethylene heat exchanger and process system emergency order. The D&S segment gross profit of $8.9 million, or 18.5% of sales, was also favorably impacted by improved product pricing. The BioMedical gross profit of $2.6 million, or 16.4% of sales, benefited from productivity improvements at the Canton, Georgia facility related to the manufacturing of medical respiratory products. The BioMedical segment margins in the period January 1, 2005 to October 16, 2005 were negatively impacted by higher costs related to inefficiencies from ramping-up production of the medical respiratory product line after completing the move from the Burnsville, Minnesota facility to the Canton, Georgia facility. In addition, overall company gross profit included an $8.9 million, or 9.1% of sales, charge for the fair value adjustment of finished goods and work-in-process inventory recorded under purchase accounting as a result of the Acquisition. This fair value inventory adjustment was charged to cost of sales as the inventory was sold. The D&S and BioMedical segments’ gross profit charges were $6.4 million, or 13.4% of sales, and $2.5 million, or 15.9% of sales, respectively, for this fair value inventory adjustment. The E&C segment was not required to record an inventory fair value adjustment due to the use of the percentage of completion method for revenue recognition in this segment.

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

Other Expenses and Income

Net interest expense and amortization of deferred financing costs for the period October 17, 2005 to December 31, 2005, was $5.6 million and $0.3 million, respectively, and related to the senior secured credit facility that was entered into, and the notes that were issued, on October 17, 2005 in connection with the Acquisition.

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

January 1, 2005 to October 16, 2005 Period

Sales

Sales for the period January 1, 2005 to October 16, 2005 were $305.5 million. E&C segment sales were $86.9 million and benefited from volume increases in both heat exchangers and process systems as a result of strong order levels over the past several quarters, which have included three large orders each of approximately $20.0 million, driven by continued growth in the LNG and natural gas segments of the hydrocarbon processing market. D&S segment sales were $161.3 million as bulk storage systems and packaged gas systems volume remained strong due to continued demand growth in the global industrial gas market. Other factors contributing favorably to D&S segment sales for this period were higher product pricing, and favorable foreign currency translation of approximately $3.5 million as a result of the weaker U.S. dollar compared to the Euro and Czech Koruna. BioMedical segment sales were $57.2 million. Sales of medical respiratory products were unfavorably affected by lower volume in the United States, and in particular to one of our major customers, primarily resulting from announced U.S. government reimbursement reductions for liquid oxygen therapy systems. This unfavorable volume trend in U.S. medical respiratory product sales was partially offset by continued sales volume growth in medical respiratory product sales in Europe and Asia and biological storage systems in the United States, Europe and Asia as we further penetrated these markets. See the discussion under the caption “— October 17, 2005 to December 31, 2005 period — Sales” above for information regarding the BioMedical segment volume trends.

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

Amortization Expense

Amortization expense for the period January 1, 2005 to October 16, 2005 was $2.7 million, or 0.9% of sales, and related to finite-lived intangible assets that were recorded in September 2003 under Fresh-Start accounting and the CEM acquisition in 2005. Amortization expense for the E&C, D&S and BioMedical segment was $0.1 million, $1.5 million and $1.1 million, respectively.

Acquisition Expenses

During the period January 1, 2005 to October 16, 2005, we incurred $6.6 million of investment banking, legal and other professional fees related to the Acquisition.

Employee Separation and Plant Closure Costs

For the period January 1, 2005 to October 16, 2005, we recorded $1.1 million of employee separation and plant closure costs, primarily related to the closure of the D&S segment Plaistow, New Hampshire and BioMedical segment Burnsville, Minnesota facilities. The costs (benefits) recorded for this period by the E&C, D&S and BioMedical segments, and by Corporate were $0.1 million, $0.5 million, $0.6 million and ($0.1 million), respectively.

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

Orders and Backlog

We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties. Our backlog as of December 31, 2007, 2006 and 2005 was $475.3 million, $319.2 million and $233.6 million, respectively. This significant increase in backlog is primarily attributable to the growth in the global industrial gas and the LNG and natural gas segments of the hydrocarbon processing markets served by the E&C and D&S segments.

The table below sets forth orders and backlog by segment for the periods indicated:

	Predecessor
	Company	Company
	January 1,	October 17,
	2005 to	2005 to
	October 16	December 31,	Year Ended December 31,
	2005	2005	2006	2007
Orders
Energy & Chemicals	$130,786	$67,232	$230,460	$408,020
Distribution & Storage	191,188	45,859	296,136	324,698
BioMedical	62,396	13,768	79,171	94,045

Total	$384,370	$126,859	$605,767	$826,763

Backlog
Energy & Chemicals	$114,633	$147,732	$207,668	$358,784
Distribution & Storage	83,194	79,524	105,070	107,011
BioMedical	8,388	6,383	6,415	9,483

Total	$206,215	$233,639	$319,153	$475,278

Orders for 2007 were $826.8 million compared to $605.8 million for 2006, representing an increase of $221.0 million, or 36.5%. E&C segment orders were $408.0 million in 2007 and increased $177.5 million or approximately 77% compared to 2006. This growth in orders was driven by continued demand across E&C’s target markets, including LNG, petrochemical, natural gas processing and industrial gas and $38.2 million of additional air cooled exchangers. The E&C segment received process system orders totaling in excess of $130.0 million in 2007 for four LNG liquefaction trains to be installed in Southeast Asia. In addition, the E&C segment received an order in the fourth quarter of 2007 in excess of $25 million for an ethylene cold box in the Middle East and orders in excess of $20 million for brazed aluminum heat exchangers for air separation plants in China and Southeast Asia. D&S segment orders for 2007 were $324.7 million compared to $296.1 million for 2006. D&S orders were consistently strong during 2007 due to continued demand in the global industrial gas market. Bulk storage system and packaged gas system orders for the year were $199.3 million and $125.4 million, respectively. Orders for the BioMedical segment for 2007 were $94.1 million, an increase of $14.9 million compared to orders for the year ended December 31, 2006. Orders for medical respiratory products, biological storage systems, and MRI components and other liquid oxygen products were $37.6 million, $43.2 million and $13.2 million, respectively. The medical respiratory products and biological systems orders were driven by continued penetration and growth of the international markets.

Orders for the year ended December 31, 2006 were $605.8 million. E&C segment orders were $230.5 million and benefited from the continued strength of the global industrial gas and LNG and natural gas segments of the hydrocarbon gas processing market and $19.9 million of air cooled heat exchangers from the acquisition of CSC in May 2006. In addition, the E&C segment received in the fourth quarter of 2006 a process systems order in excess of $40 million for a significant overseas LNG project in West Africa. D&S segment orders for 2006 were $296.1 million and were driven by continued growth in the global industrial gas market. Bulk storage system and packaged gas system orders were $187.6 million and $108.5 million, respectively. Orders for the BioMedical segment for the year ended December 31, 2006 were $79.2 million. Orders for medical respiratory products, biological storage systems, and MRI components and other liquid oxygen products were $34.0 million, $32.5 million and $12.7 million, respectively. The medical respiratory products and biological systems orders were driven by continued penetration and growth of the international markets.

For the period October 17, 2005 to December 31, 2005, orders were $126.9 million. E&C segment orders of $67.2 million remained strong during this period and included several large heat exchanger and LNG systems orders, including an air separation heat exchanger order of $16.0 million. D&C segment orders of $45.9 million were driven by continued strong packaged gas system orders. Bulk storage systems and packaged gas systems orders were $26.9 million and $18.9 million, respectively for this period. BioMedical segment orders were $13.8 million during this period as medical respiratory orders in the European and Asian market and U.S. biological storage system products order levels remained strong, while U.S. medical respiratory product orders continued to decline. This decline is explained further below.

Orders for the period January 1, 2005 to October 16, 2005 were $384.4 million. E&C segment orders of $130.8 million remained strong during this period and included a $21.0 million LNG VIP order and a $10.7 million hydrocarbon processing heat exchanger order. D&C segment orders of $191.2 million were driven by continued strong bulk storage systems orders and strong packaged gas system orders, which were $118.5 million and $72.7 million, respectively. This strong order level in the D&S segment was driven by continued demand in the global industrial gas markets served by us. BioMedical segment orders were $62.4 million, as orders for international medical respiratory products and U.S. biological storage system products continued favorable growth trends due to both continued market penetration and market growth. U.S. medical respiratory product orders during this period were unfavorably impacted by lower orders from a significant customer and announced government reimbursement reductions for liquid oxygen therapy systems.

Liquidity and Capital Resources

On July 31, 2006, we completed our IPO of 12,500,000 shares of our common stock for cash proceeds, before expenses, of $175.3 million. We used $25.0 million of the net proceeds to repay a portion of the term loan under our senior secured credit facility. The remaining $150.3 million of net proceeds was used to pay a dividend to our stockholders existing immediately prior to the IPO, consisting of affiliates of First Reserve and certain members of management. On August 25, 2006, a stock dividend of 1,875,000 shares was issued to the stockholders existing immediately prior to the completion of the IPO.

Debt Instruments and Related Covenants

In connection with the Acquisition, the Company entered into a $240.0 million senior secured credit facility, which was later amended upon completion of the IPO in July 2006. The senior secured credit facility consists of a $180.0 million term loan facility and a $115.0 million revolving credit facility, of which the entire $115.0 million may be used for the issuance of letters of credit and bank guarantees and $55.0 million may be used for letters of credit extending more than one year from their date of issuance. The term loan facility matures on October 17, 2012 and the revolving credit facility matures on October 17, 2010.

On June 12, 2007, the Company completed a secondary offering of 12.6 million shares. The secondary shares were sold by FR X Chart Holdings LLC and certain members of the Company’s management. Our underwriters exercised their option to acquire 1.9 million shares to cover over-allotments in full as part of the offering. The net proceeds of $38.0 million received by the Company from the exercise of the over-allotment option were used to make a $40.0 million voluntary principal payment under the term loan portion of the senior secured credit facility.

As of December 31, 2007, the Company had $80.0 million outstanding under the term loan portion of the senior secured credit facility, $170.0 million outstanding under our senior subordinated notes and $36.0 million of letters of credit and bank guarantees supported by the revolving portion of the senior credit facility. Availability on the revolving portion of the senior secured credit facility was $79.0 million at December 31, 2007. The Company is in compliance with all covenants, including its financial covenants, under the senior secured credit facility and senior subordinated notes.

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

Chart Ferox, a.s., or Ferox, our wholly-owned subsidiary that operates in the Czech Republic, maintains secured revolving credit facilities with borrowing capacity including overdraft protection, of up to $9.6 million, of which $4.4 million is available only for letters of credit and bank guarantees.

Our debt and related covenants are further described in Note C to our consolidated financial statements included elsewhere in this report.

Sources and Uses of Cash

Years Ended December 31, 2007 and 2006

Cash provided by operating activities for the year ended December 31, 2007 was $82.5 million compared to cash provided of $36.4 million for the year ended December 31, 2006. The increase of $46.1 million was driven by increased net income of $17.3 million, non-cash operating activity increases of $4.4 million, particularly stock-based compensation expense, and cash generated from improved working capital management of $24.4 million.

Cash used by investing activities for the years ended December 31, 2007 and 2006 was $18.5 million and $38.7 million, respectively. Capital expenditures for 2007 were $19.0 million compared with $22.3 million for 2006. The 2007 capital expenditures were primarily for continued expansion of the E&C segment brazed aluminum heat exchanger facility in La Crosse, Wisconsin and the D&S segment facility in China to support business growth and normal equipment purchases and replacements to increase automation and improve efficiency across all facilities. The 2006 capital expenditures primarily consisted of E&C segment brazed aluminum heat exchanger and process system facility expansions and D&S segment bulk tank facility expansions. In 2007, $1.6 million of cash was used to purchase the remaining interest of Chart Ferox a.s. and $2.1 million of cash proceeds were received from the sale of the Plaistow, New Hampshire facility that was closed in 2004. In 2006, $15.9 million of cash was used to acquire CSC.

For the year ended December 31, 2007, cash provided by financing activities was $7.4 million compared to cash provided of $9.2 million for the year ended December 31, 2006. During 2007, $38.3 million of proceeds were received from the exercise of the underwriters’ over-allotment option in conjunction with the Company’s secondary stock offering completed in June, 2007 and $4.8 million in proceeds were received from the exercise of stock options. In May 2007, the Company received $1.3 million in contributions from its joint venture partners to fund a new joint venture based in China for manufacture of cryogenic trailers. Also in 2007, $40.0 million of cash was used for a voluntary principal prepayment under the term loan portion of our senior secured credit facility. In 2006, $211.7 million in proceeds was received from the IPO and warrant and option exercises. A cash dividend of $150.3 million was paid in 2006 to stockholders existing immediately prior to the completion of the IPO. Also in 2006, $55.0 million was used for voluntary principal prepayments under the term loan portion of our senior secured credit facility and $1.5 million was used to repay seller notes related to the Changzhou CEM Cryo Equipment Co. Ltd. (“CEM”) acquisition.

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

Cash provided by financing activities for the period October 17, 2005 to December 31, 2005, was $348.5 million. In connection with the Acquisition, we received proceeds of $350.0 million from the senior secured credit facility and senior subordinated notes and proceeds of $111.3 million from the sale of stock to affiliates of First Reserve. These proceeds were used to pay our former shareholders, repay $76.5 million of long-term debt under our senior credit facility entered into in 2003, or 2003 Credit Facility, pay former stock option holders $15.8 million and pay financing and transaction costs of $11.6 million and $1.8 million, respectively. In addition, we made a voluntary principal prepayment of $5.0 million on the term loan.

January 1, 2005 to October 16, 2005 Period

Cash provided by operating activities for the period January 1, 2005 to October 16, 2005 was $15.6 million and included cash used in working capital components of $10.6 million to support the growth in business, particularly in the E&C and D&S segments.

During the period January 1, 2005 to October 16, 2005, we used $20.8 million of cash for investing activities. Cash of $12.0 million, net of cash acquired, was used to acquire 100% of the equity interest in CEM. The CEM acquisition is further described in the notes to our consolidated financial statements included elsewhere in Item 8 of this Annual Report on Form 10-K. Cash used for capital expenditures for the period was $11.0 million. The significant capital expenditures were for the construction of the new manufacturing facility in China, the expansion of the biological storage product line manufacturing facility in New Prague, Minnesota and reinvestments to upgrade existing facilities to support growth in our businesses. In addition, we received proceeds of $1.7 million from the settlement of a promissory note related to the 2003 sale of our former Greenville Tube, LLC stainless steel tubing business.

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

Cash Requirements

The Company does not anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2008. We expect capital expenditures for 2008 to be in the range of $18.0 to $20.0 million and primarily for continued expansion and automation at existing manufacturing facilities to support business growth and improve efficiency.

In 2008, the Company is forecasting to use approximately $21.3 million for scheduled interest payments under the senior secured credit facility and senior subordinated notes. We are not required to make any scheduled principal payments in 2008 under the term loan portion of our senior secured credit facility or senior subordinated notes, but we will consider making voluntary principal payments on our senior secured credit facility or repurchasing our senior subordinated notes on the open market with excess cash flow that is generated. In addition, we are forecasting to use approximately $31.0 to $33.0 million of cash to pay U.S. and foreign income taxes and approximately $0.5 million of cash to fund our defined benefit pension plans under ERISA funding requirements.

Contractual Obligations

Our known contractual obligations as of December 31, 2007 and cash requirements resulting from those obligations are as follows:

	Payments Due by Period
					2013 and
	Total	2008	2009-2010	2011-2012	Thereafter
	(Dollars in thousands)

Long-term debt	$250,000	$—	$—	$80,000	$170,000
Interest on long-term debt(1)	152,051	21,342	42,684	41,487	46,538
Operating leases	18,541	3,520	6,837	4,682	3,502
Pension obligations	686	526	160	—	—

Total contractual cash obligations	$421,278	$25,388	$49,681	$126,169	$220,040

(1)	The interest payments in the above table were estimated based upon our existing debt structure at December 31, 2007, which included the senior secured credit facility and senior subordinated notes, less scheduled debt payments each year, and the interest rates in effect at December 31, 2007. The planned funding of the pension obligations was based upon actuarial and management estimates taking into consideration the current status of the plans.

Not included in the above table are unrecognized tax benefits of $4,347 at December 31, 2007.

Our commercial commitments as of December 31, 2007, which include standby letters of credit and bank guarantees, represent potential cash requirements resulting from contingent events that require performance by us or our subsidiaries pursuant to funding commitments, and are as follows:

	Total	2008	2009-2010
	(Dollars in thousands)

Standby letters of credit	$18,971	$16,047	$2,924
Bank guarantees	17,594	12,060	5,534

Total commercial commitments	$36,565	$28,107	$8,458

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

We are occasionally subject to various other legal claims related to performance under contracts, product liability, taxes and other matters, several of which claims assert substantial damages, in the ordinary course of our business. Based on our historical experience in litigating these claims, as well as our current assessment of the underlying merits of the claims and applicable insurance, if any, we believe the resolution of these other legal claims will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect. See Item 1A, “Risk Factors.”

Foreign Operations

During 2007, we had operations in Australia, China, the Czech Republic, Germany and the United Kingdom, which accounted for approximately 27.0% of consolidated sales and 24.0% of total assets at December 31, 2007. Functional currencies used by these operations include the Australian Dollar, the Chinese Renminbi Yuan, the Czech Koruna, the Euro and the British Pound. We are exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by our domestic operations in currencies other than the U.S. Dollar. The majority of these functional currencies and the other currencies in which we record transactions are fairly stable. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled us to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations in their value as compared to the U.S. Dollar.

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

Pensions.  We account for our defined benefit pension plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Benefit Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires that the Company recognize the funded status of its benefit plans in the balance sheet. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation. The Company recognizes the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income. Our funding policy is to contribute at least the minimum funding amounts required by law. SFAS No. 158 and the policies used by us, notably the use of a calculated value of plan assets (which is further described below), generally reduce the volatility of pension (income) expense from changes in pension liability discount rates and the performance of the pension plans’ assets.

A significant element in determining our pension expense in accordance with SFAS No. 158 is the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets as of December 31, 2007 will be 8.25%. These expected return assumptions were developed using a simple averaging formula based upon the plans’ investment guidelines and the historical returns of equities and bonds. While over the long term, the investment strategy employed with our pension plan assets has earned in excess of such rates, we believe our assumptions for expected future returns are reasonable. However, we cannot guarantee that we will achieve these returns in the future. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets that reduces pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense.

At the end of each year, we determine the rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency and the expected timing of benefit payments under the plan. At December 31, 2007, we determined this rate to be 6.00%. Changes in discount rates over the past three years have not materially affected pension (income) expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred as allowed by SFAS No. 158.

At December 31, 2007, our consolidated net pension liability recognized was $4.2 million, an increase of $0.9 million from December 31, 2006. This increase in liability was due to an actuarial change in mortality tables and benefit payments of $1.2 million partially offset by the increase in the fair value of plan assets during 2007 and employer contributions to the plans of $0.7 million. For the year ended December 31, 2007, the year ended

December 31, 2006, the period October 17, 2005 to December 31, 2005 and the period January 1, 2005 to October 16, 2005, we recognized approximately $0.7 million, $0.4 million, $0.01 million and $0.2 million, respectively, of pension income. The pension income has increased in 2007 compared to 2006 primarily due to a higher return on assets and the elimination of service costs in 2006 as the last one of our four plans was frozen in February 2006.

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

Product Warranty Costs.  We estimate product warranty costs and accrue for these costs as products are sold. The warranty reserve includes both a general reserve component, calculated based upon historical experience over the warranty period for each product and a specific reserve component for any specifically identified warranty issues. Due to the uncertainty and potential volatility of these warranty estimates, changes in assumptions could materially affect net income.

Revenue Recognition — Long-Term Contracts.  We recognize revenue and gross profit as work on long-term contracts progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses toward completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes will result in the reversal of previously recognized revenue and profits. When estimates indicate a loss is expected to be incurred under a contract, cost of sales is charged with a provision for such loss. As work progresses under a loss contract, revenue and cost of sales continue to be recognized in equal amounts, and the excess of costs over revenues is charged to the contract loss reserve. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion. We use the percentage of completion method of accounting primarily in the E&C segment.

Stock-based Employee Compensation.  Stock compensation expense is calculated in accordance with SFAS No. 123 (R) “Share-Based Payment”. SFAS No. 123(R) requires that the fair value of options and performance condition stock awards be calculated using an option-pricing model such as the Black-Scholes model. The grant date fair value calculation requires the use of variables such as exercise term of the option, future volatility, dividend yield and risk-free interest rate. The fair value of stock awards which vest based on a market condition is calculated using a pricing model such as the Monte Carlo Simulation model. Compensation expense is recognized over the vesting period of the option or term of the stock award after consideration of the estimated forfeiture rates.

Recently Adopted Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48. “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted FIN 48 on January 1, 2007 with no material impact on its financial position, results of operations, liquidity or cash flows. See Note F to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands the disclosure requirements for fair value measurements. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective for the Company’s fiscal year beginning 2008. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its financial position or results of operations.

In December 2007, SFAS No. 141 (R), “Business Combinations” was issued. SFAS No. 141 (R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date, the immediate recognition of acquisition-related transaction costs and the recognition of contingent consideration arrangements at their acquisition date fair value. SFAS No. 141 (R) is effective for acquisitions that occur on or after the beginning of the fiscal year beginning on or after December 15, 2008. SFAS No. 141 (R) will impact the Company’s financial position and results of operations for any business combinations entered into after the date of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 requires entities to report noncontrolling (formerly known as minority) interests as a component of shareholders’ equity on the balance sheet. SFAS No. 160 will be effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adoption on its financial position and results of operations.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described in “Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	the cyclicality of the markets which we serve;

•	the loss of, or a significant reduction or delay in purchases by, our largest customers;

•	competition in our markets;

•	general economic, political, business and market risks associated with our non-U.S. operations;

•	our ability to successfully manage our growth;

•	the loss of key employees;

•	the pricing and availability of raw materials and our ability to manage our fixed-price contract exposure, including exposure to fixed pricing on long-term customer contracts;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	our ability to continue our technical innovation in our product lines;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the costs of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	the insolvency of our formerly consolidated subsidiary, Chart Heat Exchangers Limited, or CHEL, and CHEL’s administration proceedings in the United Kingdom, including claims that may be asserted against us with respect to CHEL’s obligations;

•	litigation and disputes involving us, including the extent of product liability, warranty, pension and severance claims asserted against us;

•	labor costs and disputes and our relations with our employees;

•	fluctuations in foreign currency exchange and interest rates;

•	disruptions in our operations due to hurricanes or other severe weather;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	regulations governing the export of our products;

•	additional liabilities related to taxes;

•	risks associated with our substantial indebtedness, leverage, debt service and liquidity; and

•	other factors described in this Annual Report.

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

Our primary interest rate risk exposure results from the current senior secured credit facility’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2%) from December 31, 2007 rates, and assuming no changes in debt from the December 31, 2007 levels, our additional annual expense would be approximately $1.6 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the Euro, the British pound, the Czech koruna and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are one year or less. The Company held immaterial positions in foreign exchange forward contracts at December 31, 2007.

Covenant Compliance

We believe that our senior secured credit facility and the indenture governing our outstanding senior subordinated notes are material agreements, that the covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. The breach of covenants in the senior secured credit facility that are tied to ratios based on Adjusted EBITDA, as defined below, could result in a default under the senior secured credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture. Additionally, under the senior secured credit facilities and indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenant levels and pro forma ratios for the four quarters ended December 31, 2007 are as follows:

			Four Quarters Ended
			December 31, 2007
	Covenant Level		Ratio
Senior Secured Credit Facility(1)
Minimum Adjusted EBITDA to cash interest ratio	2.00	x	5.15	x
Maximum funded indebtedness to Adjusted EBITDA ratio	6.00	x	1.38	x
Indenture(2)
Minimum pro forma Adjusted EBITDA to pro forma fixed charge coverage ratio required to incur additional debt pursuant to ratio provisions(3)	2.0	x	5.2x

(1)	The senior secured credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio starting at a minimum of 1.75x and a funded indebtedness to Adjusted EBITDA ratio starting at a maximum of 6.50x. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facility. If lenders under the senior secured credit facility failed to waive any such default, repayment obligations under the senior secured credit facility could be accelerated, which would also constitute a default under the indenture.

(2)	Our ability to incur additional debt and make certain restricted payments under our indenture, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1.0.

(3)	The ratio is calculated giving pro forma effect to the Acquisition and the incurrence of debt under the indenture and the senior secured credit facility.

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

Our Financial Statements and the accompanying Notes that are filed as part of this Annual Report are listed under “Part IV, Item 15, Exhibits and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature page of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2007, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, are set forth on pages F-2 and F-4, respectively of this Annual Report on Form 10-K and incorporated herein by reference.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth in Item 8, “Financial Statements and Supplementary Data,” under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information required by this item as to the Directors of the Company appearing under the caption “Election of Directors” in the Company’s 2008 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 is set forth in the 2008 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” which information is incorporated herein by reference. Information required by Items 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is set forth in the 2008 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors” which information is incorporated herein by reference.

The Charters of the Audit Committee, Compensation Committee and Nominations and Corporate Governance Committee and the Corporate Governance Guidelines, Officer Code of Ethics and Code of Ethical Business Conduct are available on the Company’s website at www.chart-ind.com and in print to any stockholder who requests a copy. Requests for copies should be directed to General Counsel, Chart Industries, Inc., One Infinity Corporate Centre Drive, Suite 300, Garfield Heights, Ohio 44125. The Company intends to disclose any amendments to the Code of Ethical Business Conduct or Officer Code of Ethics, and any waiver of the Code of Ethical Business Conduct or Officer Code of Ethics granted to any Director or Executive Officer of the Company, on the Company’s website.

Item 11.	Executive Compensation.

The information required by Item 402 of Regulation S-K is set forth in the 2008 Proxy Statement under the heading “Executive and Director Compensation,” which information is incorporated herein by reference. The information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K is set forth in the 2008 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2008 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2008 Proxy Statement under the headings “Related Party Transactions” and “Director Independence,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth in the 2008 Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this 2007 Annual Report on Form 10-K:

1. Financial Statements.  The following consolidated financial statements of the Company and its subsidiaries and the reports of the Company’s independent registered public accounting firm are incorporated by reference in Item 8:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets (Company) at December 31, 2007 and 2006 (Company)

Consolidated Statements of Operations for the year ended December 31, 2007 (Company), the year ended December 31, 2006 (Company), the period from October 17, 2005 to December 31, 2005 (Company) and the period from January 1, 2005 through October 16, 2005 (Predecessor Company)

Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2007 (Company), the year ended December 31, 2006 (Company), the period from October 17, 2005 through December 31, 2005 (Company) and the period from January 1, 2005 through October 16, 2005 (Predecessor Company).

Consolidated Statements of Cash Flows for the year ended December 31, 2007 (Company), the year ended December 31, 2006 (Company), the period from October 17, 2005 through December 31, 2005 (Company) and the period from January 1, 2005 through October 16, 2005 (Predecessor Company).

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.  The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits.  See the Index to Exhibits at page E-1 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHART INDUSTRIES, INC.

By:	/s/ Samuel F. Thomas
Samuel F. Thomas
Chairman, Chief Executive Officer and President

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title

/s/ Samuel F. Thomas Samuel F. Thomas	Chairman, Chief Executive Officer, President and a Director

/s/ Michael F. Biehl Michael F. Biehl	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ James H. Hoppel, Jr. James H. Hoppel, Jr.	Chief Accounting Officer, Controller and Assistant Treasurer (Principal Accounting Officer)

/s/ Richard E. Goodrich Richard E. Goodrich	Director

/s/ Steven W. Krablin Steven W. Krablin	Director

/s/ Michael W. Press Michael W. Press	Director

/s/ James M. Tidwell James M. Tidwell	Director

Date: February 28, 2008

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements:
Management’s Report on Internal Control over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets at December 31, 2007 and 2006	F-5
Consolidated Statements of Operations for the Year Ended December 31, 2007, the Year Ended December 31, 2006, the period from October 17, 2005 to December 31, 2005 and the period from January 1, 2005 to October 16, 2005
F-6
Consolidated Statements of Shareholders’ Equity (Deficit)	F-7
Consolidated Statements of Cash Flows for the Year Ended December 31, 2007, the Year Ended December 31, 2006, the period from October 17, 2005 to December 31, 2005 and the period from January 1, 2005 to October 16, 2005
F-10
Notes to Consolidated Financial Statements	F-11
EX-10.4.4
EX-10.4.6
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management of Chart Industries, Inc. and its subsidiaries (the “Company”) are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting is effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

/s/ Samuel F. Thomas	/s/ Michael F. Biehl

Samuel F. Thomas Chairman, Chief Executive Officer and President	Michael F. Biehl Executive Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Chart Industries, Inc.

We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007, for the period from October 17, 2005 through December 31, 2005, and the period from January 1, 2005 through October 16, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, for the period from October 17, 2005 through December 31, 2005, and the period from January 1, 2005 through October 16, 2005, in conformity with U.S. generally accepted accounting principles.

As more fully described in Notes H and I to the consolidated financial statements on December 31, 2006 and October 17, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employees Accounting for Defined Benefit Pension and Other Post-Retirement Plans, and changed its method of accounting for stock based compensation by adopting the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payments, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chart Industries, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Cleveland, Ohio
February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Chart Industries, Inc.

We have audited Chart Industries, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chart Industries, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Chart Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007, for the period from October 17, 2005 through December 31, 2005 and the period from January 1, 2005 through October 16, 2005, and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Cleveland, Ohio
February 26, 2008

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands, except per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$92,869	$18,854
Accounts receivable, net	96,940	76,762
Inventories, net	87,073	72,857
Unbilled contract revenue	24,405	32,993
Prepaid expenses	4,299	5,558
Other current assets	22,476	20,527
Assets held for sale	985	3,084

Total Current Assets	329,047	230,635
Property, plant and equipment, net	99,579	85,723
Goodwill	248,453	247,144
Identifiable intangible assets, net.	135,699	146,623
Other assets, net	12,976	14,750

TOTAL ASSETS	$825,754	$724,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$65,027	$48,031
Customer advances and billings in excess of contract revenue	60,080	45,200
Accrued salaries, wages and benefits	26,210	24,734
Warranty reserve	5,731	4,765
Other current liabilities.	17,646	15,761
Short-term debt.	—	750

Total Current Liabilities	174,694	139,241
Long-term debt	250,000	290,000
Long-term deferred tax liability, net	53,103	55,466
Other long-term liabilities	19,966	20,434
Shareholders’ Equity
Common stock, par value $.01 per share — 150,000,000 shares authorized, as of December 31, 2007 and 2006, respectively, 28,212,426 and 25,588,043 shares issued and outstanding at December 31, 2007 and 2006, respectively	282	256
Additional paid-in capital	241,732	185,567
Retained earnings	70,545	26,389
Accumulated other comprehensive income	15,432	7,522

	327,991	219,734

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$825,754	$724,875

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

				Predecessor
	Company			Company
	Year	Year	October 17,	January 1,
	Ended	Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	October 16,
	2007	2006	2005	2005
	(Dollars and shares in thousands, except per share amounts)

Sales	$666,395	$537,454	$97,652	$305,497
Cost of sales	476,854	382,535	75,733	217,284

Gross profit	189,541	154,919	21,919	88,213
Selling, general and administrative expenses	92,650	72,214	13,659	57,140
Amortization expense	10,951	15,438	2,973	2,686
Acquisition expenses	—	—	—	6,602
Employee separation and plant closure costs	304	396	139	1,057
Loss (gain) on sale of assets.	455	—	78	(131)

	104,360	88,048	16,849	67,354

Operating income	85,181	66,871	5,070	20,859
Other expense (income)
Interest expense, net	22,174	25,461	5,565	4,192
Amortization of deferred financing costs	1,646	1,536	308	—
Derivative contracts valuation income	—	—	(9)	(28)
Foreign currency loss (gain)	42	(533)	101	659

	(23,862)	(26,464)	(5,965)	(4,823)

Income (loss) before income taxes and minority interest.	61,319	40,407	(895)	16,036
Income tax expense (benefit) Current	24,349	19,376	1,902	9,420
Deferred	(7,030)	(6,332)	(2,343)	(2,261)

	17,319	13,044	(441)	7,159

Income (loss) before minority interest	44,000	27,363	(454)	8,877
Minority interest, net of taxes	(156)	(468)	(52)	(19)

Net income (loss)	$44,156	$26,895	$(506)	$8,858

Net income (loss) per common share — basic.	$1.64	$1.70	$(0.06)	$1.65
Net income (loss) per common share — diluted	$1.61	$1.65	$(0.06)	$1.57
Weighted average number of common shares outstanding:
Basic	26,872	15,835	7,952	5,366
Diluted	27,493	16,269	7,952	5,638

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Accumulated	Total
			Additional	Retained	Other	Shareholders’
	Shares		Paid-In	Earnings	Comprehensive	Equity
	Outstanding	Amount	Capital	(Deficit)	(Loss) Income	(Deficit)
	(Dollars and shares in thousands)

Balance at December 31, 2004, Predecessor Company	5,358	$54	$90,652	$22,631	$2,303	$115,640
Net income	—	—	—	8,858	—	8,858
Other comprehensive income (loss):
Foreign currency translation adjustment.	—	—	—	—	(2,240)	(2,240)

Comprehensive income						6,618
Stock option pay-out adjustment, net of tax of $1,621	—	—	(2,628)	—	—	(2,628)
Issuance of common shares	51	—	1,691	—	—	1,691

Balance at October 16, 2005, Predecessor Company	5,409	$54	$89,715	$31,489	$63	$121,321

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

	Common Stock				Accumulated
			Additional	Retained	Other	Total
	Shares		Paid-in	(Loss)	Comprehensive	Shareholders’
	Outstanding	Amount	Capital	Earnings	(Loss) Income	Equity
	(Dollars and shares in thousands)

Balance at October 17, 2005 (Date of Acquisition)	—	$—	$—	$—	$—	$—
Equity contributions:
Cash investment	7,952	17	111,281	—	—	111,298
Rollover of Predecessor Company vested stock options	—	—	5,947	—	—	5,947
Net loss	—	—	—	(506)	—	(506)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(286)	(286)
Minimum pension liability adjustment, net of taxes of $162	—	—	—	—	(262)	(262)

Comprehensive (loss)	—	—	—	—	—	(1,054)
Compensation expense recognized for employee stock options	—	—	139	—	—	139
Stock split (See Note A)	—	63	(63)	—	—	—

Balance at December 31, 2005, Company	7,952	$80	$117,304	$(506)	$(548)	$116,330
Equity contributions:
Net income	—	—	—	26,895	—	26,895
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	6,638	6,638
Minimum pension liability adjustment, net of taxes of $885	—	—	—	—	1,432	1,432

Comprehensive income						8,070
Compensation expense recognized for employee stock options	—	—	1,748	—	—	1,748
Initial public offering, net proceeds	12,500	125	172,367	—	—	172,492
Cash dividends	—	—	(150,313)	—	—	(150,313)
Exercise of warrants	2,651	26	37,077	—	—	37,103
Exercise of options	610	6	2,128	—	—	2,134
Stock dividend	1,875	19	(19)	—	—	—
Tax benefit on non-qualifying stock options	—	—	5,275	—	—	5,275

Balance at December 31, 2006, Company	25,588	$256	$185,567	$26,389	$7,522	$219,734

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

	Common Stock				Accumulated	Total
			Additional		Other	Shareholders’
	Shares		Paid-In	Retained	Comprehensive	Equity
	Outstanding	Amount	Capital	Earnings	Income (Loss)	(Deficit)
	(Dollars and shares in thousands)

Balance at December 31, 2006, Company	25,588	$256	$185,567	$26,389	$7,522	$219,734
Net income	—	—	—	44,156	—	44,156
Other comprehensive income (loss):
Foreign currency translation adjustment.	—	—	—	—	9,294	9,294
Amortization of unrecognized gains					(9)	(9)
Increase in actuarial losses, net of tax benefit of ($833)	—	—	—	—	(1,375)	(1,375)

Comprehensive income						52,066
Compensation expense recognized for employee stock options	—	—	9,029	—	—	9,029
Underwriter’s over-allotment option exercise, net proceeds	1,892	19	38,023	—	—	38,042
Exercise of options	732	7	4,790	—	—	4,797
Tax benefit of non-qualifying stock options	—	—	4,323	—	—	4,323

Balance at December 31, 2007, Company	28,212	$282	$241,732	$70,545	$15,432	$327,991

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Predecessor
	Company			Company
	Year	Year	October 17,	January 1,
	Ended	Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	October 16,
	2007	2006	2005	2005
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$44,156	$26,895	$(506)	$8,858
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Inventory purchase accounting charge	—	—	8,903	—
Amortization of deferred financing costs	1,646	1,536	308	—
Employee stock and stock option related compensation expense	9,029	1,907	437	9,509
Loss (gain) on sale of assets	455	—	78	(131)
Purchased in- process research and development charge.	—	—	—	2,768
Depreciation and amortization	18,706	20,913	4,088	6,808
Foreign currency transaction loss (gain).	42	(533)	101	659
Minority interest	(156)	734	95	29
Deferred income tax benefit	(7,030)	(6,332)	(2,343)	(2,261)
Changes in assets and liabilities, net of effects from Acquisition:
Accounts receivable	(19,022)	(9,621)	(8,267)	(8,611)
Inventory	(11,122)	(15,366)	2,812	(6,463)
Unbilled contract revenues and other current assets	12,212	(19,974)	2,687	(11,039)
Accounts payable and other current liabilities	19,245	21,049	2,317	6,634
Deferred income taxes	473	(1,599)	779	731
Customer advances and billings in excess of contract revenue	13,873	16,789	3,146	8,150

Net Cash Provided By Operating Activities	82,507	36,398	14,635	15,641
INVESTING ACTIVITIES
Capital expenditures	(19,028)	(22,253)	(5,601)	(11,038)
Proceeds from sale of assets	2,099	—	—	2,220
Acquisition of business, net of cash acquired	—	(15,927)	—	(12,147)
Payments to Predecessor Company shareholders for Acquisition	—	—	(356,649)	—
Other investing activities	(1,612)	(484)	—	166

Net Cash Used In Investing Activities	(18,541)	(38,664)	(362,250)	(20,799)
FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	350,000	—
Borrowings on revolving credit facilities	9,000	4,250	2,605	18,901
Payments on revolving credit facilities and short term debt	(9,750)	(5,856)	(4,790)	(15,916)
Principal payments on long-term debt	(40,000)	(55,000)	(81,457)	(2,968)
Proceeds from equity contribution	—	—	111,298	—
Payment of financing costs	(296)	(854)	(11,558)	—
Payment of exercised stock options	—	—	(15,756)	—
Payment of Acquisition costs	—	—	(1,853)	—
Initial public offering proceeds, net	—	172,496	—	—
Dividend payment	—	(150,313)	—	—
Underwriters’ over-allotment proceeds, net	38,042	—	—	—
Warrant and stock option exercise proceeds	4,797	39,237	—	—
Proceeds from sale of stock	—	—	—	1,691
Tax benefit from exercise of stock options	4,323	5,275	—	—
Other financing activities	1,328	—	—	—

Net Cash Provided By Financing Activities	7,444	9,235	348,489	1,708

Net increase (decrease) in cash and cash equivalents.	71,410	6,969	874	(3,450)
Effect of exchange rate changes on cash.	2,605	559	(1,018)	106
Cash and cash equivalents at beginning of period.	18,854	11,326	11,470	14,814

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,869	$18,854	$11,326	$11,470

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations:  Chart Industries, Inc. (the “Company”), is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and use of industrial gases and hydrocarbons. The Company has domestic operations located in eight states, including the principal executive offices located in Garfield Heights, Ohio, and an international presence in Australia, China, the Czech Republic, Germany and the United Kingdom.

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

Basis of Presentation:  On June 12, 2007, the Company completed a secondary offering of 12,613 shares. The secondary shares were sold by FR X Chart Holdings LLC and certain members of the Company’s management. The option of 1,892 shares to cover over-allotments granted to the underwriters was exercised in full. The net proceeds of $38,042 received by the Company from the exercise of the over-allotment option were used to make a voluntary principal payment under the term loan portion of the senior secured credit facility.

On July 31, 2006, the Company completed its initial public offering (“IPO”) of 12,500 shares of its common stock for net proceeds of $175,313. As a result of the IPO, FR X Chart Holdings LLC, an affiliate of First Reserve Fund X, L.P (“First Reserve”), was no longer the majority shareholder of the Company. On August 1, 2006, $25,000 of the net proceeds was used to repay a portion of the term loan portion of the senior secured credit facility. The remaining $150,313 of net proceeds was used to pay a dividend to the stockholders existing immediately prior to the completion of the IPO, consisting of affiliates of First Reserve and certain members of management. On August 25, 2006, a stock dividend of 1,875 shares was issued to the stockholders existing immediately prior to the completion of the IPO.

The consolidated financial statements have been adjusted as of and for the year ended December 31, 2005 to give effect to the 4.6263-for-one stock split of the Company’s common stock that occurred on July 20, 2006, and related adjustments to its capital structure and stock options that were effected upon the completion of the Company’s IPO on July 31, 2006.

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

On October 17, 2005, the closing of the Acquisition (the “Closing Date”) took place under the terms of the Merger Agreement. The Stock Purchase was made by CI Acquisition for a Per Share Purchase Price of $64.75 per share of common stock ($65.74 per share, less the Company’s transaction expenses of $0.99 per share) and immediately following the Stock Purchase, the Merger occurred. At the effective time of the Merger, each outstanding share of the Company’s common stock (other than treasury stock, shares held by First Reserve or CI Acquisition, and shares as to which appraisal rights were exercised under Delaware law) was converted into the right to receive $64.75 per share and CI Acquisition merged with and into Chart Industries, Inc. (which is referred to after the merger as the “Company”). In the Merger, outstanding warrants and stock options to acquire common stock of the Company (other than any stock options adjusted to represent options to acquire the stock of the surviving corporation in the Merger) were likewise cancelled and treated in accordance with the terms of the Merger Agreement. Certain stock options outstanding immediately before the Merger were not cancelled and were adjusted under the terms of the Merger Agreement to represent options to acquire the Company’s common stock after the Merger. The purchase price related to the Acquisition was $456,662 and included $356,649 of cash paid for common stock and warrants outstanding, $15,756 of cash paid for stock options of the Company and its subsidiaries prior to the Acquisition (“Predecessor Company”), repayment of $76,458 of existing pre-Acquisition credit facility and certain other debt, $1,852 of First Reserve’s acquisition expenses and vested Rollover Predecessor Company stock options (“Rollover Options”) valued at $5,947 to acquire stock of the Company.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

The table below summarizes the fair value assigned to the Company’s assets and liabilities within the balance sheet as of October 17, 2005 as a result of the Acquisition, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”:

Cash and cash equivalents	$20,861
Accounts receivable, net	54,594
Inventories, net	65,005
Unbilled contract revenue	22,667
Prepaid expenses	3,544
Other current assets	5,396
Assets held for sale	3,084
Deferred income taxes, net	4,900

Total Current Assets	180,051
Property, plant and equipment.	61,189
Goodwill	236,823
Identifiable intangible assets	157,162
Other assets	13,357

Total Assets	$648,582

Accounts payable	$31,469
Customer advances and billings in excess of contract revenue	23,546
Accrued salaries, wages and benefits	16,069
Warranty reserve	3,439
Other current liabilities	25,620
Short-term debt	4,486

Total Current Liabilities	104,629
Long-term debt	350,000
Long-term deferred tax liability, net	56,978
Other non-current liabilities	18,392
Minority interest	1,337
Shareholder equity	$117,246

Total Liabilities and Shareholder Equity	$648,582

The consolidated financial statements and accompanying notes as of and for the years ended December 31, 2007 and 2006, and the period October 17, 2005 to December 31, 2005 are for the Company. The consolidated financial statements and the accompanying notes for the period from January 1 to October 16, 2005 are for the Predecessor Company.

Cash and Cash Equivalents:  The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The December 31, 2007 and 2006 balances include money market investments.

Concentrations of Credit Risks:  The Company sells its products to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing industries in countries all over the world. Approximately 58%, 52% and 51% of sales were to foreign countries in 2007, 2006 and 2005, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

Sales to Air Liquide in 2007 represented 10% of consolidated sales across all segments. No single customer exceeded ten percent of consolidated sales in 2006 or 2005 and sales to the Company’s top ten customers accounted for 45%, 42% and 39% of consolidated sales in 2007, 2006 and 2005, respectively. The Company’s sales to particular customers fluctuate from period to period, but the large gas producer and distributor customers of the Company tend to be a consistently large source of revenue for the Company. To minimize credit risk from trade receivables, the Company reviews the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitors the financial condition of customers to help ensure timely collections and to minimize losses. Additionally, for certain domestic and foreign customers, particularly in the Energy and Chemicals (“E&C”) segment, the Company requires advance payments, letters of credit and other such guarantees of payment. Certain customers also require the Company to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order.

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

Allowance for Doubtful Accounts:  The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, or substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. The Company also records allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. The allowance for doubtful accounts balance at December 31, 2007 and 2006 was $2,081 and $1,125, respectively.

Inventories:  Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method at December 31, 2007 and 2006. The components of inventory are as follows:

	December 31,
	2007	2006

Raw materials and supplies	$40,547	$32,404
Work in process	21,725	20,974
Finished goods	24,801	19,479

	$87,073	$72,857

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

Property, Plant and Equipment:  At October 17, 2005, property, plant and equipment was recorded at fair value under SFAS 141 “Business Combinations”. The depreciable lives were adjusted to reflect the estimated remaining useful life of each asset and all existing accumulated depreciation of the Predecessor Company was eliminated. Subsequent to October 17, 2005, all capital expenditures for property, plant and equipment are stated on the basis of cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, whereas major improvements are capitalized. The cost of applicable assets is depreciated over their estimated useful lives. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense was $7,755 for the year ended December 31, 2007, $5,475 for the

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

year ended December 31, 2006, $1,115 for the period from October 17, 2005 to December 31, 2005 and $4,122 for the period January 1, 2005 to October 16, 2005. The following table summarizes the components of property, plant and equipment:

		December 31,
Classification	Estimated Useful Life	2007	2006

Land and buildings	20-35 years (buildings)	$52,007	$43,379
Machinery and equipment	3-12 years	46,631	28,908
Computer equipment, furniture and fixtures	3-7 years	5,444	3,626
Construction in process		12,154	17,795

		116,236	93,708
Less accumulated depreciation		(16,657)	(7,985)

Total property, plant and equipment, net		$99,579	$85,723

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

	Weighted	December 31, 2007		December 31, 2006
	Average	Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization

Finite-lived assets
Unpatented technology	9 years	$9,400	$(2,494)	$9,400	$(1,364)
Patents	10 years	8,138	(2,257)	8,138	(1,287)
Product names	14 years	2,580	(466)	2,580	(255)
Backlog	14 months	6,720	(6,720)	6,720	(6,336)
Non-compete agreements	3 years	3,474	(1,850)	3,474	(977)
Customer relations	13 years	101,066	(15,987)	101,066	(8,647)
Other	—	60	(25)	60	(9)

		131,438	$(29,799)	131,438	$(18,875)

Indefinite-lived intangible assets:
Goodwill		$248,453		$247,144
Trademarks and trade names		34,060		34,060

		$282,513		$281,204

Amortization expense for intangible assets subject to amortization was $10,951 for the year ended December 31, 2007, $15,438 for the year ended December 31, 2006, $2,973 for the period October 17, 2005 to December 31, 2005 and $2,686 for the period January 1, 2005 to October 16, 2005, and is estimated to range from approximately $10,900 to $9,400 annually for fiscal years 2008 through 2012, respectively.

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

The Company’s primary interest rate risk exposure results from various floating rate pricing mechanisms in its senior secured credit facility. This interest rate risk was partially managed by the use of an interest rate derivative contract, which expired in March 2006 relating to a portion of the term debt. The interest rate derivative contract was described as a collar and resulted in placing a cap on the base LIBOR interest rate at approximately 7.0 percent and a floor at approximately 5.0 percent on certain portions of the Company’s floating rate term debt at the time. The Predecessor Company entered into the interest rate collar in March 1999 to manage interest rate risk exposure relative to its term debt. The Company’s interest rate collar did not qualify as a hedge under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which required such a collar to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statement of operations.

The change in fair value for the period October 17, 2005 to December 31, 2005 and the period January 1, 2005 to October 16, 2005 of $9 and $28, respectively, is recorded in derivative contracts valuation income.

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

The Company held foreign exchange forward sale contracts for notional amounts as follows:

	December 31
	2007	2006

Euros	4,500	7,200

Product Warranties:  The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve are as follows:

				Predecessor
	Company			Company
			October 17,	January 1,
			2005 to	2005 to
	Year Ended December 31,		December 31,	October 16,
	2007	2006	2005	2005
Balance at beginning of period	$4,765	$3,598	$3,439	$2,812
Warranty expense	4,189	4,210	515	2,206
Warranty usage.	(3,223)	(3,043)	(356)	(1,579)

Balance at end of period	$5,731	$4,765	$3,598	$3,439

Shareholders’ Equity:  The Company reports comprehensive income in its consolidated statement of shareholders’ equity. The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2007	2006

Foreign currency translation adjustments	$15,647	$6,352
Pension liability adjustments, net of taxes of ($833) and $885 at December 31, 2007 and 2006, respectively	(215)	1,170

	$15,432	$7,522

Revenue Recognition:  For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement and the selling price to the buyer is fixed or determinable. For brazed aluminum heat exchangers, cold boxes, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. Earned revenue on contracts in process at December 31, 2007, 2006 and 2005, totaled $249,654, $216,971 and $126,122, respectively. Timing of amounts billed on contracts varies from contract to contract and could cause significant variation in working capital needs. Amounts billed on percentage of completion contracts in process at December 31, 2007, 2006 and 2005 totaled $274,848, $224,366 and $125,971, respectively. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the proper period as these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

recoveries from claims and change orders, are charged to operations as soon as such losses are known. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion. Certain contracts include incentive-fee arrangements. The incentive fees in such contracts can be based on a variety of factors but the most common are the achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets can result in unrealized incentive fees. Incentive fee revenue is not recognized until it is earned.

Distribution Costs:  The Company records distribution costs, including warehousing and freight related to product shipping, in cost of sales.

Advertising Costs:  The Company incurred advertising costs of $2,322 for the year ended December 31, 2007, $2,684 for the year ended December 31, 2006, $556 for the period October 17, 2005 to December 31, 2005, and $2,151 for the period January 1, 2005 to October 16, 2005. Such costs are expensed as incurred.

Research and Development Costs:  The Company incurred research and development costs of $5,730 for the year ended December 31, 2007, $3,876 for the year ended December 31, 2006, $805 for the period October 17, 2005 to December 31, 2005, and $2,198 for the period January 1, 2005 to October 16, 2005. Such costs are expensed as incurred.

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

Uncertain tax positions are accounted for under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Interest and penalties related to income taxes are accounted for as income tax expense.

Stock-Based Compensation:  On October 17, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123 (R)”) using the modified prospective method. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. Compensation for share-based awards is recognized on an accrual basis over the vesting period. The total cost of a share-based payment ward is reduced by estimated forfeitures expected to occur over the vesting period of the award. See Note I for further discussions regarding stock options and other share-based awards.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

Earnings per share:  The following table presents calculations of income (loss) per share of common stock:

				Predecessor
	Company			Company
			October 17,	January 1,
	Year Ended		2005 to	2005 to
	December 31,		December 31,	October 16,
	2007	2006	2005	2005
Net income (loss)	$44,156	$26,895	$(506)	$8,858

Net income (loss) per common share — basic	$1.64	$1.70	$(0.06)	$1.65
Net income (loss) per common share — diluted	$1.61	$1.65	$(0.06)	$1.57
Weighted average number of common shares outstanding — basic	26,872	15,835	7,952	5,366
Incremental shares issuable upon assumed exercise of stock warrants	—	—	—	61
Incremental shares issuable upon assumed conversion and exercise of stock options	621	434	—	211

Total shares — diluted	27,493	16,269	7,952	5,638

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

Recently Adopted Accounting Standards:  In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48. “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted FIN 48 on January 1, 2007 with no material impact on its financial position, results of operations, liquidity or cash flows. See Note F for further discussion.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension Benefit Plans and Other Postretirement Plans”. This statement requires recognition on the balance sheet of the under funded or over funded status of pension and postretirement benefit plans. SFAS No. 158 also requires the recognition of changes in the funded status through other comprehensive income in the year that the changes occur. In addition, SFAS No. 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year end balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The requirement to

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

measure plan assets and benefit obligations as of the date of the employer’s fiscal year end balance sheet is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of December 31, 2006. See Note H for further discussion. The adoption of this statement had no effect on our financial position, results of operations, liquidity or cash flows.

Recently Issued Accounting Pronouncements.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands the disclosure requirements for fair value measurements. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective for the Company’s fiscal year beginning 2008. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its financial position or results of operations.

In December 2007, SFAS No. 141(R), “Business Combinations” was issued. SFAS No. 141 (R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date, the immediate recognition of acquisition-related transaction costs and the recognition of contingent consideration arrangements at their acquisition date fair value. SFAS No. 141 (R) is effective for acquisitions that occur on or after the beginning of the fiscal year beginning on or after December 15, 2008. SFAS No. 141(R) will impact the Company’s financial position and results of operations for any business combinations entered into after the date of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 requires entities to report noncontrolling (formerly known as minority) interests as a component of shareholders’ equity on the balance sheet. SFAS No. 160 will be effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adoption on its financial position and results of operations.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE B — Balance Sheet Components

The following table summarizes the components of other current assets, other assets, net, other current liabilities and other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2007 and 2006:

	December 31,
	2007	2006

Other current assets:
Deposits	$437	$2,003
Deferred income taxes	10,897	7,417
Other receivables	11,142	11,107

	$22,476	$20,527

Other assets, net:
Deferred financing costs	$9,718	$11,068
Cash value life insurance	1,662	1,640
Other	1,596	2,042

	$12,976	$14,750

Other current liabilities:
Accrued interest	$4,347	$5,144
Accrued other taxes	956	678
Accrued income taxes	983	—
Accrued rebates	5,481	4,013
Accrued employee separation and plant closure costs	1,727	1,868
Accrued other	4,152	4,058

	$17,646	$15,761

Other long-term liabilities:
Accrued environmental	$6,466	$6,658
Accrued pension cost	4,165	3,355
Minority interest	1,214	2,111
Accrued contingencies and other.	8,121	8,310

	$19,966	$20,434

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements

The following table shows the components of the Company’s borrowings at December 31, 2007 and 2006, respectively.

	December 31,
	2007	2006

Senior term loan, due October 2012, average interest rate of 7.58% and 6.93% at December 31, 2007 and 2006, respectively	$80,000	$120,000
Subordinated notes, due 2015, interest accrued at 9.125%	170,000	170,000
Revolving foreign credit facility and other short-term debt	—	750

Total debt	250,000	290,750
Less: current maturities	—	750

Long-term debt.	$250,000	$290,000

In connection with the Acquisition, the Company entered into a senior secured credit facility (the “Senior Credit Facility”) and completed a $170,000 offering of 9 1/8% senior subordinated notes (the “Subordinated Notes”). The Company repaid the then existing credit facility of the Predecessor Company, as described further below, and certain other debt on or before October 17, 2005, the Closing Date of the Acquisition. The Senior Credit Facility consists of a $180,000 term loan facility (the “Term Loan”) and a $115,000 revolving credit facility (the “Revolver”), of which $55,000 may be used for letters of credit extending beyond one year from their date of issuance. The Term Loan and Subordinated Notes were fully funded on the Closing Date. The Term Loan matures on October 17, 2012 and the Revolver matures on October 17, 2010. As a result of five voluntary principal prepayments in 2005, and 2006 and June 2007, the Term Loan does not require any scheduled principal payments prior to the maturity date. The interest rate under the Senior Credit Facility is, at the Company’s option, the Alternative Base Rate (“ABR”) plus 1.0% or LIBOR plus 2.0% on the Term Loan and ABR plus 1.5% or LIBOR plus 2.5% on the Revolver. The applicable interest margin on the Revolver could decrease based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay an annual administrative fee of $100, a commitment fee of 0.5% on the unused Revolver balance, a letter of credit participation fee of 2.5% per annum on the letter of credit exposure and a letter of credit issuance fee of 0.25%. The obligations under the Secured Credit Facility are secured by substantially all of the assets of the Company’s U.S. Subsidiaries and 65% of the capital stock of the Company’s non-U.S. Subsidiaries.

The Subordinated Notes are due in 2015 with interest payable semi-annually on April 15th and October 15th. A registration rights agreement required the Company to file an Exchange Offer Registration Statement and complete the exchange offer for the Subordinated Notes by August 14, 2006. Since the exchange offer was not completed when required, additional interest at a rate of 0.25% was incurred for the 90-day period commencing August 14, 2006, additional interest at a rate of 0.50% was incurred for the 90-day period commencing November 12, 2006, and additional interest at a rate of 0.75% was incurred for the 90-day period commencing February 10, 2007. The exchange offer was completed on April 6, 2007 and this additional interest ceased accruing as of that date.

Any of the Subordinated Notes may be redeemed solely at the Company’s option beginning on October 15, 2010. The initial redemption price is 104.563 percent of the principal amount, plus accrued interest. Also, any of the notes may be redeemed solely at the Company’s option at any time prior to October 15, 2010, plus accrued interest and a “make-whole” premium. In addition, before October 15, 2008, up to 35 percent of the Subordinated Notes may be redeemed solely at the Company’s option at a price of 109.125 percent of the principal amount, plus accrued interest, using the proceeds from sales of certain kinds of capital stock. The Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

of the Company, including the Senior Credit Facility, pari passu in right of payment with all future senior subordinated indebtedness of the Company, senior in right of payment with any future indebtedness of the Company that expressly provided for its subordination to the Subordinated Notes, and unconditionally guaranteed jointly and severally by substantially all of the Company’s U.S. Subsidiaries.

The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends and distributions, and make capital expenditures. The Senior Credit Facility also includes covenants relating to leverage and interest coverage. At December 31, 2007, there was $80,000 and $170,000 outstanding under the Term Loan and Subordinated Notes, respectively, and letters of credit and bank guarantees totaling $36,007 supported by the Revolver.

Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured revolving credit facilities with borrowing capacity, including overdraft protection, of up to $9,600, of which $4,400 is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in Czech Koruna, Euros and U.S. dollars. Borrowings in Koruna are at PRIBOR, borrowings in Euros are at EURIBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 0.6 percent. Ferox is not required to pay a commitment fee to the lenders under the revolving credit facilities in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.75 percent on the face amount of each guarantee. Ferox’s land and buildings, and accounts receivable secure $4,600 and $2,500, respectively, of the revolving credit facilities. At December 31, 2007, there were no borrowings outstanding under, and $558 of bank guarantees supported by the Ferox revolving credit facilities.

The scheduled annual maturities of long-term debt at December 31, 2007, are as follows:

Year	Amount

2008	$—
2009	—
2010	—
2011	—
2012 and thereafter	$250,000

$250,000

The Company paid interest of $24,039 for the year ended December 31, 2007, $25,570 for the year ended December 31, 2006, $1,085 for the period October 17, 2005 to December 31, 2005, and $4,397 for the period January 1, 2005 to October 16, 2005.

The Company believes that the fair value of its Subordinated Notes at December 31, 2007 based on actual market trading approximates carrying value at December 31, 2007. The fair value of the term loan portion of its Senior Credit Facility is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under such method the fair value of the Company’s Term Loan approximated its carrying value at December 31, 2007 and 2006.

NOTE D — Employee Separation and Plant Closure Costs

In 2005, the Company completed its manufacturing facility reduction plan, which commenced in 2002. These actions resulted in the announcements of the closure of the Company’s Distribution and Storage segment manufacturing facility in Plaistow, New Hampshire and the BioMedical segment manufacturing and office facility

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

in Burnsville, Minnesota, respectively. The shutdown of the Burnsville, Minnesota manufacturing facility was completed in the first quarter of 2005. In each of these facility closures, the Company did not exit the product lines manufactured at those sites, but moved the manufacturing to other facilities with available capacity, most notably New Prague, Minnesota for engineered tank production and Canton, Georgia for medical respiratory production. During 2007, 2006 and 2005, the Company recorded employee separation and plant closure costs related to these facility reduction plans and also recorded non-cash inventory valuation charges included in cost of sales at certain of these sites in 2005.

The following tables summarize the Company’s employee separation and plant closure costs activity for 2007, 2006 and 2005.

	Year Ended December 31, 2007 — Company
		Distribution	Energy &
	BioMedical	& Storage	Chemical	Corporate	Total

One-time employee termination costs	$—	$—	$—	$—	$—
Other associated costs	—	304	—	—	304

Employee separation and plant closure costs		304	—	—	304
Reserve usage	(97)	(324)	—	—	(421)

Change in reserve.	(97)	(20)	—	—	(117)
Reserves as of January 1, 2007	121	190	1,557	—	1,868

Reserve as of December 31, 2007	$24	$170	$1,557	—	$1,751

	Year Ended December 31, 2006 — Company
		Distribution	Energy &
	BioMedical	& Storage	Chemicals	Corporate	Total

One-time employee termination costs	$—	$—	$—	$—	$—
Other associated costs	—	396	—	—	396

Employee separation and plant closure costs	—	396	—	—	396
Reserve usage	(118)	(396)	—	—	(514)

Change in reserve	(118)	—	—	—	(118)
Reserves as of January 1, 2006	239	190	1,557	—	1,986

Reserve as of December 31, 2006	$121	$190	$1,557	—	$1,868

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

NOTE E — Acquisitions

On May 26, 2006, the Company acquired the common stock of Cooler Service Company, Inc. (“CSC”) based in Tulsa, Oklahoma. The consideration paid was $15,927, net of cash acquired, including transaction costs. The acquisition was funded with cash on hand. The fair value of the net assets acquired and goodwill at the date of acquisition was $8,050 and $8,654, respectively. CSC designs and manufactures air cooled heat exchangers for multiple markets, including hydrocarbon, petrochemical and industrial gas processing, and power generation. CSC is included in the Company’s E&C segment.

On May 16, 2005, the Company acquired 100 percent of the equity interest in Changzhou CEM Cryo Equipment Co., Ltd. (“CEM”), a foreign owned enterprise established under the laws of the People’s Republic of China. The purchase price was $13,664, consisting of cash of $12,147 and the issuance of a promissory note of $1,466 payable to the seller. The fair value of the net assets acquired and goodwill at the date of acquisition was $8,894 and $4,770, respectively. For the period January 1, 2005 to October 17, 2005, the Company recorded a charge of $2,768 for the write-off of purchased in-process research and development that was included in the fair value of net assets acquired. CEM is included in the Company’s Distribution and Storage (“D&S”) operating segment.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE F — Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2007	2006

Deferred tax assets:
Accruals and reserves	$9,928	$8,871
Pensions	1,570	1,197
Inventory	1,435	1,283
Foreign tax credit carryforward	566	390
Foreign net operating loss	267	313
Stock options	2,930	664
Other — net	1,680	2,088

Total deferred tax assets before valuation allowance	$18,376	$14,806
Valuation allowance	(267)	(313)

Total deferred tax assets, net of valuation allowance	$18,109	$14,493

Deferred tax liabilities:
Property, plant and equipment	$9,129	$6,546
Intangibles	51,186	55,996

Total deferred tax liabilities	$60,315	$62,542

Net deferred tax liabilities	$(42,206)	$(48,049)

As of December 31, 2007, the Company has foreign tax credit carryforwards of $566 which will begin to expire in 2014 through 2016. In addition, the Company has foreign net operating losses of $941 of which $301 expire if unused in 2013, and the remaining $640 can be carried forward indefinitely. During the year, the Company recorded a tax benefit of $120 as a reduction of goodwill for the realization of foreign net operating losses. At December 31, 2007, the Company has established a valuation allowance of $267 related to the foreign net operating losses.

The Company has not provided for income taxes on approximately $48,463 of foreign subsidiaries’ undistributed earnings as of December 31, 2007, since the earnings retained have been reinvested indefinitely by the subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

Income (loss) before income taxes and minority interest consists of the following:

				Predecessor
	Company			Company
			October 17,	January 1,
	Year Ended	Year Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	October 16,
	2007	2006	2005	2005
United States	$38,508	$22,673	$(1,425)	$10,718
Foreign	22,811	17,734	530	5,318

	$61,319	$40,407	$(895)	$16,036

Significant components of the provision for income taxes are as follows:

				Predecessor
	Company			Company
			October 17,	January 1,
	Year Ended	Year Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	October 16,
	2007	2006	2005	2005
Current:
Federal	$19,764	$13,995	$1,476	$6,601
State	1,623	1,722	199	1,013
Foreign	2,962	3,659	227	1,806

	24,349	19,376	1,902	9,420

Deferred:
Federal.	(5,795)	(5,838)	(2,055)	(1,793)
State	(1,584)	(544)	(185)	(161)
Foreign	349	50	(103)	(307)

	(7,030)	(6,332)	(2,343)	(2,261)

	$17,319	$13,044	$(441)	$7,159

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense is as follows:

				Predecessor
	Company			Company
			October 17,	January 1,
	Year Ended	Year Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	October 16,
	2007	2006	2005	2005
Income tax expense (benefit) at U.S. statutory rates	$21,462	$14,142	$(313)	$5,691
State income taxes, net of federal tax benefit	36	766	9	554
Credit on foreign taxes paid	(926)	(309)	(127)	(408)
Effective tax rate differential of earnings outside of U.S.	(2,893)	(1,440)	(71)	(463)
Foreign investment tax credit	(1,780)	(527)	—	—
Federal tax benefit of foreign sales	—	(676)	(130)	(648)
Non-deductible (taxable) items	1,088	(60)	191	1,308
In-process research and development	—	—	—	969
Repatriation of foreign earnings	—	—	—	156
Provision (income) for tax contingencies	332	1,148	—	—

	$17,319	$13,044	$(441)	$7,159

For the period January 1, 2005 to October 16, 2005, the Company received a tax benefit of $5,818 from the exercise of stock options as a result of the Acquisition. The Company had net income tax payments of $17,893 in 2007, $10,543 in 2006, $3,113 for the period October 17, 2005 to December 31, 2005 and $11,160 for the period January 1, 2005 to October 16, 2005.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

The reconciliation of beginning to ending unrecognized tax benefits is as follows:

Year Ended
December 31,
2007

Unrecognized tax benefits at January 1, 2007	$3,900
Additions based on tax positions related to the current year	36
Additions for tax positions of prior years	836
Reductions for tax positions of prior years	(425)

Unrecognized tax benefits at December 31, 2007	$4,347

The amount of unrecognized tax benefits as of December 31, 2007 was $4,347. This amount includes $2,058 of unrecognized tax benefits which, if ultimately recognized before December 31, 2008, will reduce the Company’s annual effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $618 for the payment of interest and penalties at December 31, 2007 which is included in the unrecognized tax benefits above. During 2007, the Company accrued approximately $315 in additional interest associated with uncertain tax positions.

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

The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2004 and 2005 during 2007. The Company expects the examination to be concluded and settled during 2008. The Company is also currently under examination by a number of state tax authorities. A state in which the Company operates has asserted that the Company may be liable for substantial state income taxes, penalties and interest related to the state from 1993 to 2000. As of December 31, 2007, the Company has not accrued a liability for this potential contingency. Due to the potential resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible the Company’s unrecognized tax benefits at December 31, 2007 may decrease within the next twelve months by a range of zero to $1,200.

NOTE G — Assets Held for Sale

In June 2004, the Company decided to sell a building, parcel of land and manufacturing equipment at its Plaistow, NH Distribution and Storage manufacturing and office facility. The manufacturing equipment was sold in August 2004 for $1,082 resulting in a gain on sale of assets of $549. In September 2004, the Company entered into an agreement, which expired in July 2005, to sell the idle Plaistow land and building for $3,567, net of selling costs. It was determined the net sales price per the agreement was lower than the carrying value and the Company recorded a fair value impairment loss of $386 in 2004. During the January 1, 2005 to October 16, 2005 period, an additional $483 fair value impairment loss was recognized by the Predecessor Company as the Company entered into another agreement to sell the land and building that expired in the first quarter of 2006. In March 2007, the Company entered into an agreement to sell a portion of the land and all of the buildings. The sale of the buildings and a portion of the land was completed in November 2007 for a net purchase price of $2,099. At December 31, 2007, the value of the remaining land equaled $985. The Plaistow land is classified as assets held for sale on the consolidated balance sheets as of December 31, 2007 and 2006.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE H — Employee Benefit Plans

The Company has four defined benefit pension plans covering certain U.S hourly and salary employees. Effective February 28, 2006, all of the Plans were frozen. The Plans have been amended as of December 31, 2007 to merge all four plans into one plan.

The following table sets forth the components of net periodic pension benefit for the year ended December 31, 2007, the year ended December 31, 2006, the period October 17, 2005 to December 31, 2005 and the period January 1, 2005 to October 16, 2005.

				Predecessor
	Company			Company
			October 17,	January 1,
	Year Ended		2005 to	2005 to
	December 31,		December 31,	October 16,
	2007	2006	2005	2005
Service cost	$—	$—	$53	$205
Interest cost	2,121	2,042	410	1,559
Expected return on plan assets	(2,779)	(2,475)	(474)	(1,807)
Amortization of net (gain)	(9)	—	—	(6)
Amortization of prior service cost.	—	—	—	(141)

Total pension benefit	$(667)	$(433)	$(11)	$(190)

The following table sets forth changes in the projected benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheet:

	December 31,	December 31,
	2007	2006

Change in projected benefit obligation:
January 1 projected benefit obligation	$37,400	$37,404
Service cost	—	—
Interest cost	2,122	2,042
Benefits paid	(1,188)	(1,112)
Actuarial losses (gains) and plan changes	1,408	(934)

December 31 projected benefit obligation	$39,742	$37,400

Change in plan assets:
Fair value at January 1	$34,112	$30,104
Actual return	1,979	3,857
Employer contributions	674	1,263
Benefits paid	(1,188)	(1,112)

Fair value at December 31	$35,577	$34,112

The funded status of the pension plans was as follows:
Funded status (plan assets less than projected benefit obligations)	$(4,165)	$(3,288)
Unrecognized actuarial loss (gain)	316	(1,892)

Net amount recognized	$(3,849)	(5,180)

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

At December 31, 2007 and 2006, the Company recorded an unrecognized actuarial loss (gain) of $2,208 and $(1,892) in accumulated other comprehensive income, respectively.

The actuarial assumptions used in determining the funded status information and subsequent net periodic pension cost are as follows:

				Predecessor
	Company			Company
			October 17,	January 1,
	Year Ended		2005 to	2005 to
	December 31,		December 31,	October 16,
	2007	2006	2005	2005
United States Plans
Discount rate	6.00%	5.75%	5.50%	5.75%
Weighted average rate of increase in compensation	*	*	*	3.00%
Expected long-term weighted average rate of return on plan assets	8.25%	8.25%	8.25%	8.25%

*	No longer applicable as Plans were frozen and participants are no longer accruing benefits.

The expected long-term weighted average rate of return on plan assets was established using the Company’s target asset allocation for equity and debt securities and the historical average rates of return for equity and debt securities. The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of short and long-term plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The Company’s pension plan weighted-average actual (which is periodically rebalanced) and target asset allocations by asset category at December 31 are as follows:

		Actual
	Target	2007	2006

Stocks	49%	49%	65%
Fixed income funds	49%	49%	33%
Cash and cash equivalents	2%	2%	2%

Total	100%	100%	100%

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

The Company’s funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, the Company expects to contribute $526 to its defined benefit pension plans in 2007 and expects the following benefit payments to be paid by the plans:

2008	$1,464
2009	1,568
2010	1,653
2011	1,800
2012	1,953
In aggregate during five years thereafter	12,069

$20,507

The Company presently makes contributions to one bargaining unit supported multi-employer pension plan resulting in expense of $476 for the year ended December 31, 2007, $440 for the year ended December 31, 2006, $78 for the period October 17, 2005 to December 31, 2005 and $282 for the period January 1, 2005 to October 16, 2005. As part of the closure of Plaistow, NH facility in 2004, the Company withdrew from the multi-employer plan upon final termination of all employees at such facility. The Company has recorded a related estimated withdrawal liability of $170 at December 31, 2007, and 2006. Any additional liability over this accrued amount is not expected to have a material adverse impact on the Company’s financial position, liquidity, cash flows or results of operations.

The Company has a defined contribution savings plan that covers most of its U.S. employees. Company contributions to the plan are based on employee contributions, and a Company match and discretionary contributions. Expenses under the plan totaled $4,399 for the year ended December 31, 2007, $3,685 for the year ended December 31, 2006, $517 for the period October 17, 2005 to December 31, 2005, and $2,188 for the period January 1, 2005 to October 16, 2005.

NOTE I — Stock Option Plans

Under the Amended and Restated 2005 Stock Incentive Plan (“Stock Incentive Plan”) which became effective in October 2005, the Company may grant stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), stock awards and performance based stock awards to employees and directors. A maximum of 3,421 shares of the Company’s common stock may be issued for grants under the Stock Incentive Plan. As of December 31, 2007, the Company had 1,107 shares of common stock available for future grant under the Stock Incentive Plan.

The Company recognized stock-based compensation of $9,029 as well as a related tax benefit of $4,323 for the year ended December 31, 2007, $1,907 and a related tax benefit of $5,275 for the year ended December 31, 2006, $437 for the period October 17, 2005 to December 31, 2005 and $9,509 for the period January 1, 2005 to October 16, 2005. On June 12, 2007, the Company completed its secondary stock offering in which First Reserve Fund X, L.P. achieved a return on its investment that caused 82% of the performance-based options that were granted in 2005 and 2006 to vest as specified in the Stock Incentive Plan. As a result of the vesting, the Company recorded $6,211 in stock-based compensation expense in the second quarter of 2007. As of December 31, 2007, the total share-based compensation expected to be recognized over the remaining weighted average period of approximately 3 years is $4,430.

Stock Options

Under the terms of the Stock Incentive Plan, stock options generally have either a 4 or 5 year graded vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

The following table summarizes the Company’s stock option activity for the years ended December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
		Weighted			Weighted
		Average	Aggregate		Average
	Number	Exercise	Intrinsic	Number	Exercise
	of Shares	Price	Value	of Shares	Price

Outstanding at beginning of period	2,442	$7.12		2,785	$5.84
Granted	129	25.27		267	12.16
Exercised	(725)	6.62		(610)	3.50
Expired or forfeited	(348)	7.07		—	—

Outstanding at end of period	1,498	$8.93	$32,674	2,442	$7.12

Exercisable at end of year*	843	$7.46	$18,073	135	$6.50

Participants at end of year	54			34

Available for future grant at end of year	1,107			963

* Remaining contractual term of 8 years

The total fair value of options vested was $7,027 for the year ended December 31, 2007 and $571 for the year ended December 31, 2006. The total intrinsic value of options exercised during the year ended December 31, 2007 was $15,281. No options were exercised during the year ended December 31, 2006 under the Stock Incentive Plan.

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The expected volatility and expected term of the options are based on historical information. The risk free rate is based on the U.S. Treasury yield in effect at the time of the grant.

Weighted average grant date fair values of stock options and the assumptions used in estimating the fair values are as follows:

	2007	2006	2005

Weighted average grant date fair value	$14.60	$14.05	$3.72
Expected term (years)	7.19	7.50	7.50
Risk-free interest rate	4.99%	5.17%	4.80%
Expected volatility	49.00%	46.94%	46.94%

Performance Stock Awards

Performance share units granted under the Stock Incentive Plan in 2007 are earned over a 2.5 year period beginning on July 1, 2007. Total units earned may vary between 0% and 150% of the units based on the attainment of pre-determined performance and market condition targets as determined by the Board of Directors. The Company values performance stock awards using a Monte Carlo simulation model that is performed by an outside valuation firm. In August 2007, the Company granted 72 performance share units with no exercise price at a weighted average grant date fair value of $25.50.

Other

In 2007, the Company granted restricted stock units covering 10 shares of common stock to non-employee directors. Each of the six grants had a fair market value of $40 on the date of grant. In 2006, the Company granted restricted stock units covering 16 shares of common stock to non-employee directors. Each of the six grants of

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

restricted stock units had a fair market value of $40 on the date of grant. Restricted stock units for 4 and 3 shares were forfeited during 2007 upon the resignation of three directors. The remaining restricted stock units are expected to fully vest on the first anniversary of the date of grant or earlier in the event of a “change in control” as such term is defined in the Stock Incentive Plan. The Company recorded $234 and $100 of compensation expense for the years ended December 31, 2007 and 2006, respectively.

NOTE J — Lease Commitments

The Company incurred $6,477, $4,373, $717, and $2,665 of rental expense under operating leases for the year ended December 31, 2007, the year ended December 31, 2006, the period October 17, 2005 to December 31, 2005 and the period January 1, 2005 to October 16, 2005. Certain leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases are recognized on a straight-line basis over the minimum lease term. In addition, the Company has the right, but no obligation, to renew certain leases for various renewal terms. At December 31, 2007, future minimum lease payments for non-cancelable operating leases for the next five years total $15,038 and are payable as follows: 2008 — $3,520; 2009 — $3,720; 2010 — $3,117; 2011 — $2,462; and 2012 — $2,219.

NOTE K — Contingencies

Environmental

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and handling and disposal of hazardous materials such as cleaning fluids. The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believes it is currently in substantial compliance with all known environmental regulations. At December 31, 2007 and 2006, the Company had undiscounted accrued environmental reserves of $6,466 and $6,658, respectively, recorded in other long-term liabilities. The Company accrues for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts and circumstances regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 8 to 14 years as ongoing costs of remediation programs.

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

CHEL

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by the Company’s Chart Heat Exchanger Limited (“CHEL”) subsidiary. In March 2003, CHEL filed for a voluntary administration under the United Kingdom (“U.K.”) Insolvency Act of 1986. CHEL’s application for voluntary administration was approved on April 1, 2003 and an administrator was appointed. Additionally, the Company received information that indicated that CHEL’s net pension plan obligations had increased significantly primarily due to a decline in plan asset values and interest rates as well as increased plan liabilities, resulting in a significant plan deficit as of March 2003. Based on the Company’s financial condition in March 2003, it determined not to advance funds to CHEL to fund CHEL’s obligations. Since CHEL was unable to

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

fund its net pension deficit, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a U.K. pension regulatory board. That board approved the wind-up as of March 28, 2003.

No claims presently are pending against the Company related to the CHEL insolvency. Nevertheless, claims may be asserted against the Company that the Company is responsible for these matters. To the extent the Company has a significant liability related to CHEL’s insolvency, satisfaction of that liability could have a material adverse impact on the Company’s liquidity, results of operations and financial position.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

Information for the Company’s three reportable segments and its corporate headquarters, and product revenue and geographic information for the Company, is presented below:

	Company
	Year Ended December 31, 2007
	Reportable Segments
	Energy and	Distribution
	Chemicals	and Storage	BioMedical	Corporate	Total

Sales from external customers	$253,672	$322,565	$90,158	$—	$666,395
Employee separation and plant closure costs	—	304	—	—	304
Depreciation and amortization expense	6,710	9,170	2,590	236	18,706
Operating income (loss)	33,821	66,167	17,788	(32,595)	85,181
Total assets(A)(B)	236,991	423,247	104,623	60,893	825,754
Capital expenditures	6,955	9,714	1,932	427	19,028

	Company
	Year Ended December 31, 2006
	Reportable Segments
	Energy and	Distribution
	Chemicals	and Storage	BioMedical	Corporate	Total

Sales from external customers	$190,673	$268,303	$78,478	$—	$537,454
Employee separation and plant closure costs	—	396	—	—	396
Depreciation and amortization expense	8,135	10,168	2,380	230	20,913
Operating income (loss)	18,957	54,545	15,969	(22,600)	66,871
Total assets(A)(C)	224,277	376,168	101,785	23,645	725,875
Capital expenditures	13,365	7,934	864	90	22,253

	Company
	October 17, 2005 to December 31, 2005
	Reportable Segments
	Energy and	Distribution
	Chemicals	and Storage	BioMedical	Corporate	Total

Sales from external customers	$34,135	$47,832	$15,685	$—	$97,652
Employee separation and plant closure costs (benefit)	52	(18)	19	86	139
Depreciation and amortization expense	1,424	2,152	458	54	4,088
Operating income (loss)	5,092	3,947	714	(4,683)	5,070
Total assets(A)(D)	177,915	339,586	93,929	24,211	635,641
Capital expenditures	877	3,338	1,255	131	5,601

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

	Predecessor Company
	January 1, 2005 to October 16, 2005
	Reportable Segments
	Energy and	Distribution
	Chemicals	and Storage	BioMedical	Corporate	Total

Sales from external customers	$86,920	$161,329	$57,248	$—	$305,497
Employee separation and plant closure costs (benefit)	129	506	540	(118)	1,057
Depreciation and amortization expense	931	3,694	1,901	282	6,808
Operating income (loss)	13,717	27,005	8,343	(28,206)	20,859
Total assets(A)(E)	85,203	151,404	99,001	7,499	343,107
Capital expenditures	2,817	5,878	1,490	853	11,038

(A)	Corporate assets at December 31, 2007, December 31, 2006, December 31, 2005 and October 16, 2005 consist primarily of cash and cash equivalents and deferred income taxes.

(B)	Total assets at December 31, 2007 include goodwill of $82,116, $130,801 and $35,536 for the Energy and Chemicals, Distribution and Storage and BioMedical segments, respectively.

(C)	Total assets at December 31, 2006 include goodwill of $81,941, $129,751 and $35,452 for the Energy and chemicals, Distribution and Storage and BioMedical segments, respectively.

(D)	Total assets at December 31, 2005 include goodwill of $72,833, $128,653 and $35,256 for the Energy and Chemicals, Distribution and Storage, and BioMedical segments, respectively.

(E)	Total assets at October 16, 2005 include goodwill of $31,648, $2,787 and $40,675 for the Energy and Chemicals, Distribution and Storage, and BioMedical segments, respectively.

A reconciliation of the total of the reportable segments’ operating income (loss) to consolidated (loss) income before income taxes and minority interest is presented below:

			Predecessor Company
	Company		October 17,	January 1,
	Year Ended		2005 to	2005 to
	December 31,		December 31,	October 16,
	2007	2006	2005	2005
Operating income	$85,181	$66,871	$5,070	$20,859
Other expense (income):
Interest expense, net	22,174	25,461	5,565	4,192
Amortization of deferred financing costs	1,646	1,536	308	—
Derivative contracts valuation (income)	—	—	(9)	(28)
Foreign currency (gain) loss	42	(533)	101	659

Income (loss) before income taxes and minority interest	$61,319	$40,407	$(895)	$16,036

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

				Predecessor
	Company			Company
			October 17,	January 1,
			2005 to	2005 to
	Year Ended December 31,		December 31,	October 16,
	2007	2006	2005	2005
Product Sales Information:
Energy and Chemicals Segment
Heat exchangers	$155,822	$117,677	$22,218	$52,702
Cold boxes and LNG VIP	97,850	72,996	11,917	34,218

	253,672	190,673	34,135	86,920

Distribution and Storage Segment
Cryogenic bulk storage systems	$166,702	$141,119	$22,626	$70,180
Cryogenic packaged gas systems and beverage liquid CO2 systems	118,216	93,690	18,150	65,713
Cryogenic systems and components	12,654	12,249	2,862	11,571
Cryogenic services	24,993	21,245	4,194	13,865

	$322,565	$268,303	$47,832	$161,329

BioMedical Segment
Medical products and biological storage systems	77,866	67,236	13,355	48,488
MRI components and other	12,292	11,242	2,330	8,760

	90,158	78,478	15,685	57,248

Total Sales	$666,395	$537,454	$97,652	$305,497

						Predecessor
	Company					Company
					October 17,	January 1,
					2005	2005
	Year Ended		Year Ended		To	to
	December 31, 2007		December 31, 2006		December 31,	October 16,
		Long-Lived		Long-Lived	2005	2005
Geographic Information:	Sales	Assets	Sales	Assets	Sales	Sales
United States	$484,427	$368,300	$403,523	$393,535	$75,692	$233,669
Czech Republic	96,925	70,020	73,611	45,530	12,829	42,645
Other Non-U.S. Countries.	85,043	57,957	60,320	55,175	9,131	29,183

Total.	$666,395	$496,277	$537,454	$494,240	$97,652	$305,497

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

Note M — Quarterly Data (Unaudited)

Selected quarterly data for the years ended December 31, 2007 and 2006 are as follows:

	Year Ended December 31, 2007
	Company
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Sales	$152,463	$167,587	$163,670	$182,675	$666,395
Gross profit	39,859	51,258	45,390	53,034	189,541
Operating income	17,287	19,749	21,414	26,731	85,181
Net income	7,178	8,448	12,112	16,366	44,156
Net income per share - diluted	$0.28	$0.32	$0.42	$0.57

	Year Ended December 31, 2006
	Company
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Sales	$120,840	$129,367	$142,825	$144,422	$537,454
Gross profit	36,987	36,113	39,440	42,379	154,919
Operating income	15,787	14,823	16,869	19,392	66,871
Net income	6,046	5,308	6,932	8,609	26,895
Net income per share - diluted	$0.73	$0.50	$0.34	$0.33

NOTE N — Supplemental Guarantor Financial Information

In connection with the Acquisition, the Company issued $170,000 of senior subordinated notes. The following subsidiaries, all of which are wholly owned, guaranteed the notes on a full, unconditional and joint and several basis: Chart, Inc., Caire Inc., Chart Energy and Chemicals, Inc., Chart Cooler Service Company, Inc., Chart International Holdings, Inc., Chart Asia, Inc. and Chart International, Inc. The following subsidiaries are not guarantors of the notes:

Non-Guarantor Subsidiaries	Jurisdiction

Changzhou CEM Cryo Equipment Co., Ltd.	China
Chart Asia Investment Company Ltd.	Hong Kong
Chart Australia Pty. Ltd.	Australia
Chart Biomedical Limited	United Kingdom
Chart Cryogenic Distribution Equipment (Changzhou) Co., Ltd. (50% owned)	China
Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd.	China
Chart Cryogenic Equipment (Changzhou) Co., Ltd.	China
Chart Ferox a.s.	Czech Republic
Chart Ferox GmbH	Germany
GTC of Clarksville, LLC	Delaware
Lox Taiwan (16% owned)	Taiwan
Zhangjigang Chart Hailu Cryogenic Equipment Co., Ltd. (dissolved during 2007)	China

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

The following supplemental condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the year ended December 31, 2007, the year ended December 31, 2006, the period from October 17, 2005 to December 31, 2005 and the period from January 1, 2005 to October 16, 2005, balance sheets as of December 31, 2007 and December 31, 2006, and statements of cash flows for the year ended December 31, 2007, the year ended December 31, 2006, the period from October 17, 2005 to December 31, 2005 and the period from January 1, 2005 to October 16, 2005.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$49,184	$4,595	$39,090	$—	$92,869
Accounts receivable, net	—	75,354	21,586	—	96,940
Inventory, net	—	49,164	38,491	(582)	87,073
Other current assets	11,328	27,997	12,840	—	52,165

Total current assets	60,512	157,110	112,007	(582)	329,047
Property, plant and equipment, net	—	62,917	36,662	—	99,579
Goodwill	—	190,657	57,796	—	248,453
Intangible assets, net	—	133,839	1,860	—	135,699
Investments in affiliates	165,128	61,973	—	(227,101)	—
Intercompany receivables	381,525	—	—	(381,525)	—
Other assets	9,811	1,546	1,619	—	12,976

Total assets	$616,976	$608,042	$209,944	$(609,208)	$825,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(16,175)	$159,966	$30,763	$140	$174,694

Total current liabilities	(16,175)	159,966	30,763	140	174,694
Long-term debt	250,000	—	—	—	250,000
Intercompany payables	—	272,325	109,922	(382,247)	—
Other long-term liabilities	55,160	10,623	7,286	—	73,069

Total liabilities	288,985	442,914	147,971	(381,107)	497,763
Common stock	282	—	—	—	282
Other stockholders’ equity	327,709	165,128	61,973	(227,101)	327,709

Total stockholders’ equity	327,991	165,128	61,973	(227,101)	327,991

Total liabilities and stockholders’ equity	$616,976	$608,042	$209,944	$(609,208)	$825,754

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$493,878	176,311	$(3,794)	$666,395
Cost of sales	—	344,552	135,724	(3,422)	476,854

Gross profit	—	149,326	40,587	(372)	189,541
Selling, general and administrative expenses	1,359	90,039	12,962	—	104,360

Operating (loss) income	(1,359)	59,287	27,625	(372)	85,181
Interest expense, net	22,583	(23)	(386)	—	22,174
Other expense (income), net	1,646	135	(93)	—	1,688
Minority interest, net of tax	—	—	(156)	—	(156)

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(25,588)	59,175	28,260	(372)	61,475
Income tax (benefit) provision	(7,411)	21,805	2,925	—	17,319
Equity in net (income) loss of subsidiaries	(62,333)	(24,963)	—	87,296	—

Net income (loss)	$44,156	$62,333	$25,335	$(87,668)	$44,156

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(22,041)	$83,210	$15,894	$5,444	$82,507
Cash flows from investing activities:
Capital expenditures	—	(10,876)	(8,152)	—	(19,028)
Other investing activities		2,099	(1,612)	—	487

Net cash used in investing activities	—	(8,777)	(9,764)	—	(18,541)

Cash flows from financing activities:
Net change in debt	(40,000)	(750)	—	—	(40,750)
Underwriters’ over-allotment proceeds, net	38,042	—	—	—	38,042
Stock option exercise proceeds	4,797	—	—	—	4,797
Tax benefit from exercise of stock options	4,323	—	—	—	4,323
Other financing activities	(296)	—	1,328	—	1,032
Intercompany account changes	58,275	(69,202)	16,371	(5,444)	—

Net cash provided by (used in) financing activities	65,141	(69,952)	17,699	(5,444)	7,444

Net increase in cash and cash equivalents	43,100	4,481	23,829	—	71,410
Effect of exchange rate changes on cash	—	—	2,605	—	2,605
Cash and cash equivalents, beginning					—
of period	6,084	114	12,656	—	18,854

Cash and cash equivalents, end of period	$49,184	$4,595	$39,090	$—	$92,869

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$412,282	128,980	$(3,808)	$537,454
Cost of sales	—	294,657	91,661	(3,783)	382,535

Gross profit	—	117,625	37,319	(25)	154,919
Selling, general and administrative expenses	1,370	75,574	11,095	9	88,048

Operating (loss) income	(1,370)	42,051	26,224	(34)	66,871
Interest expense, net	25,682	(103)	(118)	—	25,461
Other expense (income), net	1,536	70	(603)	—	1,003
Minority interest, net of tax	—	—	468	—	468

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(28,588)	42,084	26,477	(34)	39,939
Income tax (benefit) provision	(9,242)	18,814	3,472	—	13,044
Equity in net (income) loss of subsidiaries	(46,241)	(22,971)	—	69,212	—

Net income (loss)	$26,895	$46,241	$23,005	$(69,246)	$26,895

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year Ended December 31, 2006

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(33,347)	$51,510	$18,080	$155	$36,398
Cash flows from investing activities:
Capital expenditures	—	(17,570)	(4,683)	—	(22,253)
Acquisition of business, net of cash acquired	—	(15,927)	—	—	(15,927)
Other investing activities	(59)	(425)	—	—	(484)

Net cash used in investing activities	(59)	(33,922)	(4,683)	—	(38,664)

Cash flows from financing activities:
Net change in debt	(55,000)	750	(2,356)	—	(56,606)
Initial public offering proceeds, net	172,496	—	—	—	172,496
Dividend payment	(150,313)	—	—	—	(150,313)
Warrant and option exercise proceeds	39,237	—	—	—	39,237
Payment of financing costs	(854)	—	—	—	(854)
Tax benefit from exercise of stock options	5,275	—	—	—	5,275
Intercompany account changes	21,458	(18,515)	(2,788)	(155)	—

Net cash provided by (used in) financing activities	32,299	(17,765)	(5,144)	(155)	9,235

Net (decrease) increase in cash and cash equivalents	(1,107)	(177)	8,253	—	6,969
Effect of exchange rate changes on cash	—	19	540	—	559
Cash and cash equivalents, beginning					—
of period	7,191	272	3,863	—	11,326

Cash and cash equivalents, end of period	$6,084	$114	$12,656	$—	$18,854

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Period from October 17, 2005 to December 31, 2005

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$77,591	$20,655	$(594)	$97,652
Cost of sales	—	56,495	19,883	(645)	75,733

Gross profit	—	21,096	772	51	21,919
Selling, general and administrative expenses	423	14,300	2,126	—	16,849

Operating (loss) income	(423)	6,796	(1,354)	51	5,070
Interest expense, net	4,473	1,084	8	—	5,565
Other expense, net	300	21	79	—	400
Minority interest, net of tax	—	—	52	—	52

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	3,750	5,691	(1,493)	51	(947)
Income tax (benefit) provision	(2,573)	1,975	157	—	(441)
Equity in net (income) loss of subsidiaries	(2,117)	1,599	—	518	—

Net income (loss)	$8,440	$2,117	$(1,650)	$(467)	$(506)

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period from October 17, 2005 to December 31, 2005

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$5,811	$(11,947)	$1,534	$19,237	$14,635
Cash flows from investing activities:
Capital expenditures	—	(2,569)	(3,032)	—	(5,601)
Payments to Reorganized Company shareholders for transaction	(356,649)	—	—	—	(356,649)

Net cash (used in) provided by investing activities	(356,649)	(2,569)	(3,032)	—	(362,250)
Cash flows from financing activities:
Net change in debt	268,542	—	(2,185)	—	266,357
Intercompany account changes	1,421	15,758	2,058	(19,237)	—
Proceeds from equity contribution	111,299	—	—	—	111,299
Payment of financing costs	(11,558)	—	—	—	(11,558)
Payment of exercised stock options	(15,756)	—	—	—	(15,756)
Payment of Acquisition costs	(1,853)	—	—	—	(1,853)

Net cash provided by (used in) financing activities	352,095	15,758	(127)	(19,237)	348,489
Net increase (decrease) in cash and cash equivalents	1,257	1,242	(1,625)	—	874
Effect of exchange rate changes on cash	—	(1,120)	102	—	(1,018)
Cash and cash equivalents, beginning of period	5,934	150	5,386	—	11,470

Cash and cash equivalents, end of period	$7,191	$272	$3,863	$—	$11,326

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Period From January 1, 2005 to October 16, 2005

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$—	$238,459	$68,933	$(1,895)	$305,497
Cost of sales	—	167,517	51,699	(1,932)	217,284

Gross profit	—	70,942	17,234	37	88,213
Selling, general and administrative expenses	7,372	53,485	6,497		67,354

Operating (loss) income	(7,372)	17,457	10,737	37	20,859
Interest expense	4,524	(197)	(135)	—	4,192
Other expense (income), net	(28)	123	536	—	631
Minority interest, net of tax	—	—	19	—	19

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(11,868)	17,531	10,317	37	16,017
Income tax (benefit) provision	(4,528)	10,603	1,084	—	7,159
Equity in net (income) loss of subsidiaries	(16,198)	(9,270)	—	25,468	—

Net income (loss)	$8,858	$16,198	$9,233	$(25,431)	$8,858

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period from January 1, 2005 to October 16, 2005

		Subsidiary	Subsidiary	Consolidating
	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(4,781)	$24,524	$5,820	$(9,922)	$15,641
Cash flows from investing activities:
Capital expenditures	—	(6,681)	(4,357)	—	(11,038)
Proceeds from sale of assets	—	520	1,700	—	2,220
Acquisitions, net of cash	—	(12,147)	—	—	(12,147)
Other investing activities	—	(96)	262	—	166

Net cash (used in) investing activities	—	(18,404)	(2,395)	—	(20,799)

Cash flows from financing activities:
Net change in debt	(1,952)	(1,016)	2,985	—	17
Proceeds from sale of stock	1,691	—	—	—	1,691
Intercompany account changes	657	(5,301)	(5,278)	9,922	—

Net cash provided by (used in) financing activities	396	(6,317)	(2,293)	9,922	1,708

Net (decrease) increase in cash and cash equivalents	(4,385)	(197)	1,132	—	(3,450)
Effect of exchange rate changes on cash		8	98	—	106
Cash and cash equivalents, beginning					—
of period	10,319	339	4,156	—	14,814

Cash and cash equivalents, end of period	$5,934	$150	$5,386	$—	$11,470

EXHIBIT INDEX

Exhibit No.		Description

2.1		Agreement and Plan of Merger, dated as of August 2, 2005 by and among Chart Industries, Inc., certain of its stockholders, First Reserve Fund X, L.P. and CI Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
3.2		Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q for the period ended June 30, 2007 (File No. 001-11442)).
4.1		Form of Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
4.2		Indenture, dated as of October 17, 2005, between Chart Industries, Inc. and The Bank of New York as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
4.3		Registration Rights Agreement, dated October 17, 2005 among Chart Industries, Inc., the subsidiary guarantors party thereto and Morgan Stanley & Co., as representative of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
10.1		Underwriting Agreement, dated July 25, 2006, among Chart Industries Inc. and the several underwriters named therein (incorporated by reference to Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2006 (File No. 001-11442)).
10.2		Form of Amended and Restated Management Stockholders Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
10.3		Stockholder Agreement, dated July 25, 2006, by and between Chart Industries, Inc. and FR X Chart Holdings LLC (incorporated by reference to Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2006 (File No. 001-11442)).
10.4		Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10	.4.1	Form of Nonqualified Stock Option Agreement under the Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10	.4.2	Form of Restricted Stock Unit Agreement (for non-employee directors) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10	.4.3	Form of 2007 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed with the SEC on August 7, 2007 (File No. 001-11442)).*
10	.4.4	Form of 2008 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan.* (x)
10	.4.5	Form of Nonqualified Stock Option Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed with the SEC on August 7, 2007 (File No. 001-11442)).*
10	.4.6	Forms of Stock Award Agreement and Deferral Election Form (for Non-Employee Directors) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan.* (x)
10.5		Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10.6		2006 Chart Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

E-1

Exhibit No.		Description

10.7		Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10.8		Credit Agreement, dated October 17, 2005, by and among FR X Chart Holdings LLC, CI Acquisition, Inc. and the Lenders thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
10	.8.1	Amendment No. 1 and Consent to the Credit Agreement and Amendment No. 1 to the Guarantee and Collateral Agreement dated July 31, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.9		Guarantee and Collateral Agreement, dated as of October 17, 2005 among FR X Chart Holdings LLC, as guarantor and pledgor, CI Acquisition, Inc., as borrower, each subsidiary loan party named therein and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
10.10		Employment Agreement, dated November 23, 2005, by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10.11		Employment Agreement, dated December 1, 2005, by and between Registrant and Michael F. Biehl (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10.12		Employment Agreement, dated March 29, 2006, by and between Registrant and Matthew J. Klaben (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10.13		Employment Agreement, dated May 5, 2006, by and between Registrant and James H. Hoppel, Jr. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*
10.14		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).
10.15		IAM Agreement 2007-2010, effective February 4, 2007, by and between Chart Energy & Chemicals, Inc. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-141730)).
10.16		Underwriting Agreement, dated June 6, 2007, among Chart Industries, Inc. and the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s current report on Form 8-K, filed with the SEC on June 12, 2007 (File No. 001-11442)).
21.1		List of Subsidiaries. (x)
23.1		Consent of Independent Registered Public Accounting Firm. (x)
31.1		Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)
31.2		Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)
32.1		Section 1350 Certification of the Company’s Chief Financial Officer. (xx)
32.2		Section 1350 Certification of the Company’s Chief Executive Officer. (xx)

(x)	Filed herewith.

(xx)	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

E-2