Form 10-Q
period 2008-03-31
CHART INDUSTRIES INC
filed 2008-05-01
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
At April 30, 2008, there were 28,318,769 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.
INDEX

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II. Other Information

Item 1A. Risk Factors	25

Item 6. Exhibits	25

Signatures	26
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$107,937	$92,869
Accounts receivable, net	91,372	96,940
Inventories, net	105,594	87,073
Unbilled contract revenue	29,783	24,405
Other current assets	26,704	26,775
Assets held for sale	985	985

Total Current Assets	362,375	329,047

Property, plant and equipment, net	104,264	99,579
Goodwill	248,932	248,453
Identifiable intangible assets, net	133,075	135,699
Other assets, net	12,893	12,976

TOTAL ASSETS	$861,539	$825,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$57,026	$65,027
Customer advances and billings in excess of contract revenue	77,547	60,080
Accrued expenses and other current liabilities	48,982	49,587

Total Current Liabilities	183,555	174,694

Long-term debt	250,000	250,000
Other long-term liabilities	71,991	73,069
Shareholders’ Equity
Common stock, par value $.01 per share — 150,000,000 shares authorized, 28,318,191 and 28,212,426 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	283	282
Additional paid-in capital	244,231	241,732
Retained earnings	85,201	70,545
Accumulated other comprehensive income	26,278	15,432

	355,993	327,991

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$861,539	$825,754

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007

Sales	$170,329	$152,463
Cost of sales	118,388	112,604

Gross profit	51,941	39,859

Selling, general and administrative expenses	23,075	19,544
Amortization expense	2,658	3,028

	25,733	22,572

Operating income	26,208	17,287

Other expenses (income):
Interest expense, net	4,745	6,346
Financing costs amortization	413	404
Foreign currency income	(150)	(354)

	5,008	6,396

Income from operations before income taxes and minority interest	21,200	10,891

Income tax expense	6,573	3,713

Income from operations before minority interest	14,627	7,178

Minority interest, net of taxes	(29)	—

Net income	$14,656	$7,178

Net income per common share — basic	$0.52	$0.28

Net income per common share — diluted	$0.51	$0.28

Weighted average number of common shares outstanding — basic	28,252	25,604

Weighted average number of common shares outstanding — diluted	28,959	25,810

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$14,656	$7,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,880	4,587
Employee stock and stock option related compensation expense	1,155	361
Financing costs amortization	413	404
Other non-cash operating activities	(181)	(354)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	6,692	(2,800)
Inventory	(15,211)	(6,812)
Unbilled contract revenues and other current assets	(3,805)	(10,481)
Accounts payable and other current liabilities	(10,979)	1,740
Customer advances and billings in excess of contract revenue	16,407	7,214

Net Cash Provided By Operating Activities	14,027	1,037

INVESTING ACTIVITIES
Capital expenditures	(3,701)	(5,024)
Acquisition of minority interest and other assets	(616)	(1,622)

Net Cash Used In Investing Activities	(4,317)	(6,646)

FINANCING ACTIVITIES
Payments on revolving credit facilities or short-term debt	—	(750)
Stock option exercise proceeds	706	5
Tax benefit from exercise of stock options	639	—
Other financing activities	—	(183)

Net Cash Provided By (Used In) Financing Activities	1,345	(928)

Net increase (decrease) in cash and cash equivalents	11,055	(6,537)
Effect of exchange rate changes on cash	4,013	42
Cash and cash equivalents at beginning of period	92,869	18,854

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,937	$12,359

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
     Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	March 31,	December 31,
	2008	2007

Raw materials and supplies	$43,758	$40,547
Work in process	27,719	21,725
Finished goods	34,117	24,801

	$105,594	$87,073

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation — Continued
     Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007
Balance as of January 1	$5,731	$4,765
Warranty expense	532	518
Warranty usage	(649)	(421)

Balance as of March 31	$5,614	$4,682

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
     The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		March 31, 2008		December 31, 2007
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization

Finite-lived assets:
Unpatented technology	9 years	$9,400	$(2,776)	$9,400	$(2,494)
Patents	10 years	8,138	(2,490)	8,138	(2,257)
Product names	14 years	2,580	(519)	2,580	(466)
Non-compete agreements	3 years	3,474	(2,069)	3,474	(1,850)
Customer relations	13 years	101,066	(17,822)	101,066	(15,987)
Other	—	60	(27)	60	(25)

		$124,718	$(25,703)	$124,718	$(23,079)

Indefinite-lived intangible assets:
Goodwill		$248,932		248,453
Trademarks and trade names		34,060		34,060

		$282,992		$282,513

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation — Continued
Amortization expense for finite-lived intangible assets was $2,658 and $3,028 for the three months ended March 31, 2008 and 2007, respectively, and is estimated to be approximately $10,900 for 2008 and $9,600 for fiscal years 2009 through 2013.
     Stock-Based Compensation: The Company records stock-based compensation according to SFAS No. 123(R) “Share-Based Payments”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
     During the three months ended March 31, 2008, the Company granted 116 stock options and 107 performance share units. The stock options vest over a four year period and the performance share units vest at the end of three years based on the achievement of certain performance and market conditions.
     The Company recognized $1,155 and $361 in stock-based compensation expense for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the total stock-based compensation expected to be recognized over the weighted average period of 3.1 years is $5,715.
     Recently Issued Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was effective for the Company on January 1, 2008. The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have any impact on the Company’s financial position or results of operations and did not require expanded disclosure.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 at January 1, 2008 did not have any impact on the Company’s financial position or results of operations.
     In December 2007, SFAS No. 141(R), “Business Combinations” was issued. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date, the immediate recognition of acquisition-related transaction costs and the recognition of contingent consideration arrangements at their acquisition date fair value. SFAS No. 141(R) is effective for acquisitions that occur on or after the beginning of the fiscal year beginning on or after December 15, 2008. SFAS No. 141(R) will impact the Company’s financial position and results of operations for any business combinations entered into after the date of adoption.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 requires entities to report noncontrolling interests (formerly known as minority) as a component of shareholders’ equity on the balance sheet. SFAS No. 160 will be effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adoption on its financial positions and results of operations.
NOTE B — Debt and Credit Arrangements
     The Company has a senior secured credit facility (the “Senior Credit Facility”) and $170,000 of 9½% senior subordinated notes (the “Subordinated Notes”) outstanding. The Senior Credit Facility consists of a $180,000 term loan facility (the “Term Loan”) and a $115,000 revolving credit facility (the “Revolver”), of which $55,000 may be used for letters of credit extending beyond one year from their date of issuance. The Term Loan matures on October 17, 2012 and the Revolver matures on October 17, 2010. The Term Loan does not require any regular principal payments prior to the maturity date. The interest rate under the Senior Credit Facility is, at the Company’s option, the Alternative Base Rate (“ABR”) plus 1.0% or LIBOR plus 2.0% on the Term Loan and ABR plus 1.0% or LIBOR plus 2.0% on the Revolver. The applicable interest margin on the Revolver could increase based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay an annual administrative fee of $100, a commitment fee of 0.375% on the unused Revolver balance, a letter of credit participation fee of 2.5% per annum on the letter of credit exposure and a letter of credit issuance fee of 0.25%. The obligations under the Senior Credit Facility are secured by

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE B — Debt and Credit Arrangements — Continued
substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s non-U.S. subsidiaries.
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
     The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions, engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility and indenture governing the Subordinated Notes also include financial covenants relating to leverage, interest coverage and fixed charge coverage ratios. The Company is in compliance with all covenants. As of March 31, 2008, there was $80,000 outstanding under the Term Loan, $170,000 outstanding under the Subordinated Notes and letters of credit and bank guarantees totaling $32,899 supported by the Revolver.
     Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured revolving credit facilities with borrowing capacity, including overdraft protection, of up to $9,600, of which $4,400 is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in Czech Korunas, Euros and U.S. dollars. Borrowings in Koruna are at PRIBOR, borrowings in Euros are at EUROBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 0.6 percent. Ferox is not required to pay a commitment fee to the lenders under the revolving credit facilities in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.75% on the face amount of each guarantee. Ferox’s land and buildings and accounts receivable secure $4,600 and $2,500, respectively, of the revolving credit facilities. As of March 31, 2008, there were no borrowings outstanding under the Ferox revolving credit facilities. However, there were $1,128 of bank guarantees supported by the Ferox revolving credit facilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE C — Earnings per Share
     The following table presents calculations of net income per share of common stock for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Net income	$14,656	$7,178
Net income per common share — basic	$0.52	$0.28
Net income per common share — diluted	$0.51	$0.28
Weighted average number of common shares outstanding — basic	28,252	25,604
Incremental shares issuable upon assumed conversion and exercise of stock options	707	206

Total shares — diluted	28,959	25,810

NOTE D — Comprehensive Income (Loss)
     The components of accumulated other comprehensive income (loss) are as follows:

	March 31,	December 31,
	2008	2007

Foreign currency translation adjustments	$26,493	$15,647
Pension liability adjustments, net of taxes	(215)	(215)

	$26,278	$15,432

     Comprehensive income for the three months ended March 31, 2008 and 2007 was $25,502 and $6,863, respectively.
NOTE E — Acquisitions
     In February 2008, the Company entered into a joint venture in Saudi Arabia with two other entities to form a company to manufacture air cooled heat exchangers. The contribution to the joint venture is $616 for a 34% share of the joint venture. The joint venture will be accounted for under the equity method.
     In March 2007, the Company purchased the remaining minority interest in Ferox for a purchase price of $1,612. The purchase price was applied to eliminate the minority interest in Ferox of approximately $2,000. The difference between the purchase price and the value of the minority interest eliminated was allocated to adjust the fair value of the assets originally acquired.
NOTE F — Assets Held for Sale
     The Company completed the sale of its Plaistow, New Hampshire building, and a portion of the land, in November 2007 for a net purchase price of $2,099. The remaining Plaistow land carrying value of $985 is classified as assets held for sale as of March 31, 2008 and December 31, 2007.
NOTE G — Income Taxes
     The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2004 and 2005 during the three months ended March 31, 2007. The Company expects the examination to be concluded and settled during 2008. The Company is also currently under examination by a number of state tax authorities. It is reasonably possible the Company’s unrecognized tax benefits at March 31, 2008 may decrease within the next 12 months, by a range of zero to $1,200.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE H — Employee Benefit Plans
     The Company had four defined benefit pension plans which were combined into one plan as of January 1, 2008. The plan covers certain U.S. hourly and salary employees. The plan has been frozen since February 2006. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
     The following table sets forth the components of net periodic pension benefit for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
Interest cost	$571	$523
Expected return on plan assets	(734)	(680)

Total pension benefit	$(163)	$(157)

NOTE I — Reporting Segments
     The structure of the Company’s internal organization is divided into the following three reportable segments: Energy and Chemicals (“E&C”), Distribution and Storage (“D&S”) and BioMedical. The Company’s reportable segments are business units that offer different products and are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The E&C segment sells heat exchangers, cold boxes and liquefied natural gas vacuum-insulated pipe to natural gas, petrochemical processing and industrial gas companies that use them for the liquefaction and separation of natural and industrial gases. The D&S segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The BioMedical segment sells medical respiratory products, biological storage systems and magnetic resonance imaging cryostat components. Due to the nature of the products that each segment sells, there are no intersegment sales. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and stock-based compensation expenses that are not allocated to the reporting segments.
     The Company evaluates performance and allocates resources based on operating income or loss from continuing operations before net interest expense, financing costs amortization expense, foreign currency gain or loss, income taxes and minority interest. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
     Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Three Months Ended March 31, 2008
	Energy	Distribution
	and Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$73,868	$74,344	$22,117	$—	$170,329

Operating income (loss)	15,171	13,332	4,534	(6,829)	26,208

	Three Months Ended March 31, 2007
	Energy	Distribution
	and Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$52,277	$76,779	$23,407	$—	$152,463

Operating income (loss)	150	18,038	4,910	(5,811)	17,287

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE J — Subsequent Event
     On April 1, 2008, Ferox acquired Flow Instruments & Engineering GmbH (“Flow”), which is based in Germany for 12,000 Euros in cash, subject to customary working capital and indemnification holdback adjustments. Flow manufactures cryogenic flow meter systems for industrial gases and liquefied petroleum gas, distribution equipment for transport of CO2 and other gases, and provides calibration services. Flow will be included in the Company’s Distribution & Storage segment. Flow’s 2007 sales were approximately $9,000.
NOTE K — Supplemental Guarantor Financial Information
     The Company’s Subordinated Notes issued in October 2005 are guaranteed on a full, unconditional and joint and several basis by the following wholly owned subsidiaries: Chart Inc., CAIRE Inc., Chart Energy and Chemicals, Inc., Chart Cooler Service Company, Inc., Chart International Holdings, Inc., Chart Asia Inc. and Chart International Inc. (collectively, the “Subsidiary Guarantors”). The following subsidiaries are not guarantors of the notes:

Non-Guarantor Subsidiaries	Jurisdiction

Abahsain Specialized Industrial Co. Ltd. (34% owned)	Saudi Arabia
Changzhou CEM Cryo Equipment Co., Ltd.	China
Chart Asia Investment Company Ltd.	Hong Kong
Chart Australia Pty. Ltd.	Australia
Chart Biomedical Limited	United Kingdom
Chart Cryogenic Distribution Equipment (Changzhou) Co., Ltd. (50% owned)	China
Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd.	China
Chart Cryogenic Equipment (Changzhou) Co., Ltd.	China
Chart Ferox, a.s.	Czech Republic
Chart Ferox GmbH	Germany
GTC of Clarksville, LLC	Delaware
Lox Taiwan (16% owned)	Taiwan
Zhangjigang Chart Hailu Cryogenic Equipment Co., Ltd. (dissolved during 2007)	China
     The following supplemental condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the three months ended March 31, 2008 and 2007, balance sheets as of March 31, 2008 and December 31, 2007 and statements of cash flows for the three months ended March 31, 2008 and 2007.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2008
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$58,921	$868	$48,148	$—	$107,937
Accounts receivable, net	—	69,308	22,064	—	91,372
Inventory, net	—	54,533	52,183	(1,122)	105,594
Other current assets	10,416	34,029	13,027	—	57,472

Total current assets	69,337	158,738	135,422	(1,122)	362,375
Property, plant and equipment, net	—	63,281	40,983	—	104,264
Goodwill	—	190,657	58,275	—	248,932
Intangible assets, net	—	131,395	1,680	—	133,075
Investments in affiliates	255,946	95,784	—	(351,112)	618
Intercompany receivables	331,901	—	—	(331,901)	—
Other assets	9,305	1,418	1,552	—	12,275

Total assets	$666,489	$641,273	$237,912	$(684,135)	$861,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$6,375	$137,540	$38,953	$687	$183,555

Total current liabilities	6,375	137,540	38,953	687	183,555
Long-term debt	250,000	—	—	—	250,000
Intercompany payables	—	237,061	96,031	(333,092)	—
Other long-term liabilities	54,121	10,726	7,144	—	71,991

Total liabilities	310,496	385,327	142,128	(332,405)	505,546
Common Stock	283	—	—	—	283
Other stockholders’ equity	355,710	255,946	95,784	(351,730)	355,710

Total stockholders’ equity	355,993	255,946	95,784	(351,730)	355,993

Total liabilities and stockholders’ equity	$666,489	$641,273	$237,912	$(684,135)	$861,539

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2008
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$49,184	$4,595	$39,090	$—	$92,869
Accounts receivable, net	—	75,354	21,586	—	96,940
Inventory, net	—	49,164	38,491	(582)	87,073
Other current assets	11,328	27,997	12,840	—	52,165

Total current assets	60,512	157,110	112,007	(582)	329,047
Property, plant and equipment, net	—	62,917	36,662	—	99,579
Goodwill	—	190,657	57,796	—	248,453
Intangible assets, net	—	133,839	1,860	—	135,699
Investments in affiliates	165,128	61,973	—	(227,101)	—
Intercompany receivables	381,525	—	—	(381,525)	—
Other assets	9,811	1,546	1,619	—	12,976

Total assets	$616,976	$608,042	$209,944	$(609,208)	$825,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(16,175)	$159,966	$30,763	$140	$174,694

Total current liabilities	(16,175)	159,966	30,763	140	174,694
Long-term debt	250,000	—	—	—	250,000
Intercompany payables	—	272,325	109,922	(382,247)	—
Other long-term liabilities	55,160	10,623	7,286	—	73,069

Total liabilities	288,985	442,914	147,971	(382,107)	497,763
Common stock	282	—	—	—	282
Other stockholders’ equity	327,709	165,128	61,973	(227,101)	327,709

Total stockholders’ equity	327,991	165,128	61,973	(227,101)	327,991

Total liabilities and stockholders’ equity	$616,976	$608,042	$209,944	$(609,208)	$825,754

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2008
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$128,906	42,717	$(1,294)	$170,329
Cost of sales	—	85,177	33,388	(177)	118,388

Gross profit	—	43,729	9,329	(1,117)	51,941
Selling, general and administrative expenses	353	22,318	3,062	—	25,733

Operating (loss) income	(353)	21,411	6,267	(1,117)	26,208
Interest expense, net	5,007	(41)	(221)	—	4,745
Other expense (income), net	413	(275)	125	—	263
Minority interest, net of tax	—	—	(29)	—	(29)

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(5,773)	21,727	6,392	(1,117)	21,229
Income tax (benefit) provision	(1,789)	7,211	1,151	—	6,573
Equity in net (income) loss of subsidiaries	(18,640)	(4,124)	—	22,764	—

Net income (loss)	$14,656	$18,640	$5,241	$(23,881)	$14,656

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$111,468	42,057	$(1,062)	$152,463
Cost of sales	—	81,985	31,560	(941)	112,604

Gross profit	—	29,483	10,497	(121)	39,859
Selling, general and administrative expenses	651	19,779	2,142	—	22,572

Operating (loss) income	(651)	9,704	8,355	(121)	17,287
Interest expense, net	6,329	54	(37)	—	6,346
Other expense (income), net	404	52	(406)	—	50

Income (loss) before income taxes and equity in net (income) of subsidiaries	(7,384)	9,598	8,798	(121)	10,891
Income tax (benefit) provision	(2,518)	4,506	1,725	—	3,713
Equity in net (income) of subsidiaries	(12,044)	(6,952)	—	18,996	—

Net income (loss)	$7,178	$12,044	$7,073	$(19,117)	$7,178

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2008
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2008

		Subsidiary	Subsidiary Non	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$18,944	$(8,157)	$471	$2,769	$14,027
Cash flows from investing activities:
Capital expenditures	—	(1,783)	(1,918)	—	(3,701)
Other investing activities		(616)	—	—	(616)

Net cash used in investing activities	—	(2,399)	(1,918)	—	(4,317)

Cash flows from financing activities:
Stock option exercise proceeds	706	—	—	—	706
Tax benefit from exercise of stock options	639	—	—	—	639
Other financing activities	—	—	—	—	—
Intercompany account changes	(10,552)	6,829	6,492	(2,769)	—

Net cash (used in) provided by financing activities	(9,207)	6,829	6,492	(2,769)	1,345

Net increase (decrease) in cash and cash equivalents	9,737	(3,727)	5,045	—	11,055
Effect of exchange rate changes on cash	—	—	4,013	—	4,013
Cash and cash equivalents, beginning of period	49,184	4,595	39,090	—	92,869

Cash and cash equivalents, end of period	$58,921	$868	$48,148	$—	$107,937

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2008
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
     For the three months ended March 31, 2008, orders were $164.8 million and backlog has decreased slightly to $468.9 million compared to $475.3 million at December 31, 2007. We experienced growth in our sales, gross profit and operating income for the three months ended March 31, 2008 compared to the same period in 2007, which was primarily attributable to an improved project mix and higher throughput in particular in our E&C business segment. Sales for the three months ended March 31, 2008 were $170.3 million compared to sales of $152.5 million for the three months ended March 31, 2007, reflecting an increase of $17.8 million, or 11.7%. Our gross profit for the three months ended March 31, 2008 was $51.9 million, or 30.5% of sales, as compared to $39.9 million, or 26.1% of sales, for the same period in 2007. In addition, our operating income for the three months ended March 31, 2008 was $26.2 million compared to $17.3 million for the same period in 2007. Our gross profit margin improvement was primarily due to our E&C segment.
     As a result of the continued growth in many of the markets we serve, our present and anticipated customer order trends, our backlog and our focus on energy-related industries, we presently expect to experience continued sales and operating income growth for the remainder of 2008 as compared to the same period in 2007. While overall growth is expected in the global industrial market during the remainder of 2008, more of this growth is forecasted from international markets, particularly Central Europe and Asia, as the U.S. market is experiencing signs of moderating growth. We also believe that our cash flow from operations, available cash and available borrowings under our senior secured credit facility should be adequate to meet our working capital, capital expenditure, debt service and other operational funding requirements for the remainder of 2008.

Results of Operations for the Three Months Ended March 31, 2008 and 2007
     The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our three operating segments for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Sales
Energy & Chemicals	$73,868	$52,277
Distribution & Storage	74,344	76,779
BioMedical	22,117	23,407

Total	$170,329	$152,463

Gross Profit
Energy & Chemicals	$21,402	$6,026
Distribution & Storage	21,958	25,751
BioMedical	8,581	8,082

Total	$51,941	$39,859

Gross Profit Margin
Energy & Chemicals	29.0%	11.5%
Distribution & Storage	29.5%	33.5%
BioMedical	38.8%	34.5%
Total	30.5%	26.1%

Operating Income (Loss)
Energy & Chemicals	$15,171	$150
Distribution & Storage	13,332	18,038
BioMedical	4,534	4,910
Corporate	(6,829)	(5,811)

Total	$26,208	$17,287

     Sales
     Sales for the three months ended March 31, 2008 were $170.3 million compared to $152.5 million for the three months ended March 31, 2007, reflecting an increase of $17.8 million, or 11.7%. E&C segment sales were $73.9 million for the three months ended March 31, 2008 compared with sales of $52.3 million for three months ended March 31, 2007, which reflected an increase of $21.6 million or 41.3%. This increase in sales resulted primarily from a more favorable project mix and higher throughput for brazed aluminum heat exchangers. D&S segment sales decreased $2.5 million, or 3.3%, to $74.3 million for the three months ended March 31, 2008 from $76.8 million for the three months ended March 31, 2007. Sales of bulk storage systems decreased $7.9 million while sales of package gas systems increased $5.4 million for the three months ended March 31, 2008 compared to the same period in 2007. The decrease in bulk storage system sales was primarily due to an expected temporary reduction in U.S. bulk storage tank activity as a result of recent industry consolidations. The increase in package gas systems was primarily due to higher volume as a result of continued growth in the global industrial gas market. In addition, D&S sales benefited $4.4 million in the first quarter of 2008 from the strengthening of the Euro and Czech Koruna against the U.S. dollar BioMedical segment sales for the three months ended March 31, 2008 were $22.1 million compared to $23.4 million for the same period in 2007, which reflected a decrease of $1.3 million. Medical respiratory product sales decreased $1.8 million and other product sales decreased $0.7 million due to lower volume with certain customers. This was partially offset by increased sales of $1.2 million in biological storage system due to higher volume in domestic and international markets.

     Gross Profit and Margin
     Gross profit for the three months ended March 31, 2008 was $51.9 million, or 30.5% of sales, versus $39.9 million, or 26.1% of sales, for the three months ended March 31, 2007 and reflected an increase of $12.0 million. E&C segment gross profit increased $15.3 million, or 17.5 percentage points, primarily due to improved project mix and higher throughput in the 2008 period as well as the unfavorable impact that low margin complex field installation projects had on E&C performance in the three months ended March 31, 2007. Gross profit for the D&S segment decreased $3.8 million, or 4.0 percentage points, for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to lower sales volume and increased material costs in bulk storage sales. These factors were partially offset by higher package gas system sales volume and favorable mix. BioMedical gross profit increased $0.5 million, or 4.3 percentage points, for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to higher sales volume and favorable margin mix in biological storage system sales in domestic and international markets.
     Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses for the three months ended March 31, 2008 were $23.1 million, or 13.6% of sales, compared to $19.5 million, or 12.8% of sales, for the three months ended March 31, 2007. SG&A expenses for the E&C segment were $5.8 million for the three months ended March 31, 2008 compared to $4.6 million for the three months ended March 31, 2007, an increase of $1.2 million. The increase is primarily due to higher marketing and sales costs and increased employee-related costs to support continued business growth. D&S segment SG&A expenses for the three months ended March 31, 2008 were $7.4 million compared to $6.5 million for the three months ended March 31, 2007, an increase of $0.9 million. This increase was primarily attributable to higher employee-related and infrastructure costs to support business growth particularly in China. SG&A expenses for the BioMedical segment were $3.1 million for the three months ended March 31, 2008 compared to $2.7 million for the three months ended March 31, 2007, an increase of $0.4 million, which was primarily due to higher employee-related and infrastructure costs. Corporate SG&A expenses for the three months ended March 31, 2008 were $6.8 million compared to $5.7 million for the three months ended March 31, 2007. This increase of $1.1 million was primarily attributable to increased stock-based compensation expense of $0.8 million related to the timing of long term incentive plan awards as well as higher employee-related costs to support our overall business growth.
     Amortization Expense
     Amortization expense for the three months ended March 31, 2008 was $2.7 million, or 1.6% of sales, compared to $3.0 million, or 2.0% of sales for the three months ended March 31, 2007. The decrease of $0.3 million was due to certain intangible assets being fully amortized as of December 31, 2007.
     Operating Income
     As a result of the foregoing, operating income for the three months ended March 31, 2008 was $26.2 million, or 15.4% of sales, an increase of $8.9 million compared to operating income of $17.3 million, or 11.3% of sales, for the same period in 2007.
     Net Interest Expense
     Net interest expense for the three months ended March 31, 2008 and 2007 was $4.7 million and $6.3 million, respectively. The decrease in interest expense of $1.6 million was primarily attributable to decreased long-term debt outstanding as a result of a voluntary principal payment of $40.0 million made on the Term Loan portion of our Senior Credit Facility with proceeds from our secondary stock offering in June 2007, as well as a decrease in the effective interest rate under our Subordinated Notes during the 2008 period as a result of additional interest that was paid on the notes during 2007 until completion of our exchange offer for the notes in April 2007. Also contributing to the decrease in net interest expense was higher interest income resulting from higher average cash balances during the period ended March 31, 2008.
     Other Expense and Income
     For the three months ended March 31, 2008, foreign currency gains were $0.2 million as compared to foreign currency gains of $0.4 million for the same period in 2007. This decrease in income was the result of the timing of transactions in currencies other than functional currencies primarily in the D&S and BioMedical segments.

     Income Tax Expense
     Income tax expense of $6.6 million and $3.7 million for the three months ended March 31, 2008 and 2007, respectively, represents taxes on both U.S. and foreign earnings at an annual effective income tax rate of 31.0% and 34.1%, respectively. The decrease in the annual effective income tax rate was primarily due to an increase in foreign investment tax credits and lower foreign tax and domestic state tax rates.
     Net Income
     As a result of the foregoing, net income for the three months ended March 31, 2008 and 2007 was $14.6 million and $7.2 million, respectively.
Liquidity and Capital Resources
     Debt Instruments and Related Covenants
     As of March 31, 2008, the Company had $80.0 million outstanding under the Term Loan portion of the Senior Credit Facility, $170.0 million outstanding under the Subordinated Notes and $32.9 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility. The Company is in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. Availability on the revolving portion of the Senior Credit Facility was $82.1 million at March 31, 2008.
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
     Sources and Use of Cash
     Cash provided by operations for the three months ended March 31, 2008 was $14.0 million compared with cash provided by operations of $1.0 million for the three months ended March 31, 2007. The change in cash provided by operations in the 2008 period was primarily attributable to increased net income and a decrease in net unbilled contract revenues due to the timing of progress billings under existing contracts with customers. These factors were partially offset by increased inventory to support business growth and increased accounts receivable as a result of increased sales.
     Cash used in investing activities for the three months ended March 31, 2008 was $4.3 million compared to $6.6 million for the three months ended March 31, 2007. Capital expenditures for the three months ended March 31, 2008 were $3.7 million compared with $5.0 million for the three months ended March 31, 2007 and consisted primarily of capital expenditures for the D&S segment expansion in China and the Czech Republic to support business growth. Capital expenditures during the same period in 2007 were primarily for expansion of the brazed aluminum heat exchanger facility in LaCrosse, Wisconsin and expansion of the D&S manufacturing facility in China. Also, during the three months ended March 31, 2008, $0.6 million of cash was contributed to a joint venture in Saudi Arabia for the manufacture of air cooled heat exchangers and for the three months ended March 31, 2007, $1.6 million of cash was used to purchase the remaining minority interest of Ferox.
     For the three months ended March 31, 2008, cash provided by financing activities was $1.3 million primarily from the exercise of stock options. For the three months ended March 31, 2007, cash used in financing activities was $0.9 million.
     Cash Requirements
     The Company does not anticipate any unusual cash requirements for working capital needs, but expects to use $20.0 to $22.0 million of cash for capital expenditures for the remaining nine months of 2008. A significant portion of the capital expenditures are expected to be used for continued expansion and automation at existing facilities. Management believes that these expansions are necessary to support our current backlog levels and our expected growth due to an increase in global demand for our products.
     During 2008, the Company expects to consider making acquisitions as part of its strategic growth initiatives and expects to fund these acquisitions with cash, debt or stock. On April 1, 2008, the Company’s wholly owned subsidiary, Ferox, which operates in the Czech Republic, acquired Flow Instruments & Engineering GmbH (“Flow”) based in Germany for 12.0 million Euros in cash, subject to customary working capital and indemnification holdback adjustments. Flow manufactures cryogenic flow meter systems for industrial gases and liquefied petroleum gas, distribution equipment for transport of CO2 and other gases, and provides calibration services. Flow will be included in the Company’s Distribution & Storage segment.

     For the remaining nine months of 2008, cash requirements for debt service are forecasted to be approximately $21.0 million for scheduled interest payments under our Senior Credit Facility and the Subordinated Notes. We are not required to make any scheduled principal payments during the remaining nine months of 2008 under the Term Loan portion of the Senior Credit Facility or Subordinated Notes, but we will consider making voluntary principal payments on our Senior Credit Facility or repurchasing our Subordinated Notes on the open market to the extent permitted by our debt covenants with available cash. For the remainder of 2008, we expect to use approximately $31.0 million of cash for both U.S. and foreign income taxes and contribute approximately $0.5 million of cash to our defined benefit pension plan to meet ERISA minimum funding requirements.
Orders and Backlog
     We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and it is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties. Backlog as of March 31, 2008 was $468.9 million compared to $475.3 million as of December 31, 2007.
     The following table sets forth orders and backlog by segment for the periods indicated:

	Three Months Ended
	March 31,	December 31,
	2008	2007
Orders
Energy and Chemicals	$51,071	$118,810
Distribution and Storage	91,050	90,362
BioMedical	22,745	23,893

Total	$164,866	$233,065

Backlog
Energy and Chemicals	$334,793	$358,784
Distribution and Storage	124,175	107,011
BioMedical	9,972	9,483

Total	$468,940	$475,278

     E&C orders for the three months ended March 31, 2008 were $51.0 million compared to $118.8 million for the three months ended December 31, 2007. E&C backlog totaled $334.8 million at March 31, 2008 compared to $358.8 million at December 31, 2007. The decline in orders of $67.8 million was primarily attributable to the receipt of a systems order and several large brazed aluminum heat exchanger orders totaling in excess of $45.0 million during the fourth quarter of 2007. Order flow in the E&C segment is historically volatile due to the size of some of the projects and it is not unusual to see order intake change significantly quarter to quarter. E&C has continued to experience robust bid activity in the markets it serves.
     D&S orders for the three months ended March 31, 2008 were $91.1 million compared to $90.4 million for the three months ended December 31, 2007. D&S backlog totaled $124.2 million at March 31, 2008 compared to $107.0 million at December 31, 2007. Overall, D&S orders have remained strong in recent quarters due to continued demand in the global industrial gas market.
     BioMedical orders for the three months ended March 31, 2008 were $22.7 million compared to $23.9 million for the three months ended December 31, 2007. BioMedical backlog at March 31, 2008 totaled $10.0 million compared to $9.5 million at December 31, 2007. The decrease in orders of $1.2 million was primarily due to decreased demand in medical respiratory markets offset partially by increased demand in the international biological storage market.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined in the Securities Act.
Application of Critical Accounting Policies
     The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts, inventory valuation reserves, goodwill, indefinite lived intangibles, environmental remediation obligations, product warranty costs, debt covenants, pensions and deferred tax assets. There have been no significant changes in accounting policies since December 31, 2007.
Forward-Looking Statements
     The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements”. These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue,” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A.“Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2007), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:
•	the cyclicality of the markets which we serve;

•	the loss of, or a significant reduction in purchases by, our largest customers;

•	competition in our markets;

•	general economic, political, business and market risks associated with our international operations;

•	our ability to successfully manage our growth;

•	the loss of key employees;

•	the pricing and availability of raw materials and our ability to manage our fixed-price contract exposure, including exposure to fixed pricing in long-term customer contracts;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	our ability to continue our technical innovation in our product lines;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the costs of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	litigation and disputes involving us, including the extent of product liability, warranty, pension and severance claims asserted against us;

•	labor costs and disputes and our relations with our employees;

•	fluctuations in foreign currency exchange and interest rates;

•	disruptions in our operations due to hurricanes or other severe weather;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	regulations governing the export of our products;

•	additional liabilities related to taxes; and

•	risks associated with our substantial indebtedness, leverage, debt service and liquidity.
     There may be other factors that may cause our actual results to differ materially from the forward-looking statements.
     All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the filing date of this document.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In the normal course of business, the Company’s operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.
     The Company’s primary interest rate risk exposure results from the various floating rate pricing mechanisms on the senior credit facility. If interest rates were to increase 200 basis points (2 percent) from March 31, 2008 rates, and assuming no changes in debt from the March 31, 2008 levels, the additional annual expense would be approximately $1.6 million on a pre-tax basis.
     The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the Euro, the British pound, the Czech koruna and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are one year or less. The Company held immaterial positions in foreign exchange forward contracts at March 31, 2008.
Item 4. Controls and Procedures
     As of March 31, 2008, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
          In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007
Item 6. Exhibits
     The following exhibits are filed with this report:
10.1	Employment Agreement dated February 26, 2008 between Chart Industries, Inc. and Samuel F. Thomas

10.2	Employment Agreement dated February 26, 2008 between Chart Industries, Inc. and Michael F. Biehl

10.3	Employment Agreement dated February 26, 2008 between Chart Industries, Inc. and Matthew J. Klaben

10.4	Employment Agreement dated February 26, 2008 between Chart Industries, Inc. and James H. Hoppel, Jr.

10.5	Employment Agreement dated February 26, 2008 between Chart Industries, Inc. and Kenneth J. Webster

10.6	Form of 2008 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.7	Form of Stock Award Agreement and Deferral Election Form (for Non-Employee Directors) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc. (Registrant)
Date: May 1, 2008	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) (Duly Authorized Officer)