Form 10-Q
period 2008-06-30
CHART INDUSTRIES INC
filed 2008-07-31
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑     No ☐
At July 30, 2008, there were 28,371,122 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$101,235	$92,869
Accounts receivable, net	99,732	96,940
Inventories, net	111,074	87,073
Unbilled contract revenue	36,806	24,405
Other current assets	27,478	27,760

Total Current Assets	376,325	329,047

Property, plant and equipment, net	106,374	99,579
Goodwill	263,188	248,453
Identifiable intangible assets, net	135,554	135,699
Other assets, net	12,362	12,976

TOTAL ASSETS	$893,803	$825,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$64,844	$65,027
Customer advances and billings in excess of contract revenue	78,366	60,080
Accrued expenses and other current liabilities	42,858	49,587

Total Current Liabilities	186,068	174,694

Long-term debt	250,000	250,000
Other long-term liabilities	73,464	73,069
Shareholders’ Equity
Common stock, par value $.01 per share – 150,000,000 shares authorized, 28,369,056 and 28,212,426 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	284	282
Additional paid-in capital	246,273	241,732
Retained earnings	107,393	70,545
Accumulated other comprehensive income	30,321	15,432

	384,271	327,991

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$893,803	$825,754

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales	$197,752	$167,587	$368,081	$320,050
Cost of sales	133,752	116,329	252,140	228,933

Gross profit	64,000	51,258	115,941	91,117

Selling, general and administrative expenses	26,345	28,803	49,420	48,347
Amortization expense	2,825	2,640	5,483	5,668
(Gain)/loss on disposal of assets, net	(3)	66	(3)	66

	29,167	31,509	54,900	54,081

Operating income	34,833	19,749	61,041	37,036

Other expenses (income):
Interest expense, net	4,529	5,958	9,274	12,304
Financing costs amortization	413	416	826	820
Foreign currency expense (income)	(1,460)	643	(1,610)	289

	3,482	7,017	8,490	13,413

Income from operations before income taxes and minority interest	31,351	12,732	52,551	23,623

Income tax expense	9,192	4,343	15,765	8,056

Income from operations before minority interest	22,159	8,389	36,786	15,567

Minority interest, net of taxes	(33)	(59)	(62)	(59)

Net income	$22,192	$8,448	$36,848	$15,626

Net income per common share — basic	$0.78	$0.32	$1.30	$0.60

Net income per common share — diluted	$0.76	$0.32	$1.27	$0.60

Weighted average number of common shares outstanding — basic	28,343	26,126	28,297	25,865

Weighted average number of common shares outstanding — diluted	29,100	26,588	29,029	26,199

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$36,848	$15,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,178	9,174
Employee stock and stock option related compensation expense	2,369	7,864
Financing costs amortization	826	820
Other non-cash operating activities	(1,655)	265
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	1,801	(16,445)
Inventory	(18,254)	(10,001)
Unbilled contract revenues and other current assets	(10,088)	5,260
Accounts payable and other current liabilities	(11,512)	(7,330)
Customer advances and billings in excess of contract revenue	16,711	3,143

Net Cash Provided By Operating Activities	27,224	8,376

INVESTING ACTIVITIES
Capital expenditures	(6,383)	(10,591)
Acquisition of business, net of cash acquired	(18,828)	—
Acquisition of other assets	(616)	(1,649)

Net Cash Used In Investing Activities	(25,827)	(12,240)

FINANCING ACTIVITIES
Net payments on revolving credit facilities or short-term debt	—	(750)
Principal payments on long-term debt	—	(40,000)
Proceeds from exercise of warrants and options	1,018	—
Proceeds from secondary stock offering, net	—	38,061
Contributions from joint venture partners	—	1,328
Tax benefit from exercise of stock options	1,154	303
Other financing activities	—	149

Net Cash Provided By (Used In) Financing Activities	2,172	(909)

Net increase (decrease) in cash and cash equivalents	3,569	(4,773)
Effect of exchange rate changes on cash	4,797	195
Cash and cash equivalents at beginning of period	92,869	18,854

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,235	$14,276

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
     Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	June 30,	December 31,
	2008	2007
Raw materials and supplies	$46,748	$40,547
Work in process	33,441	21,725
Finished goods	30,885	24,801

	$111,074	$87,073

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation – Continued
          Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Beginning balance	$5,614	$4,962	$5,731	$4,765
Warranty expense	1,255	1,165	1,787	1,683
Warranty usage	(700)	(774)	(1,349)	(1,095)

Ending balance	$6,169	$5,353	$6,169	$5,353

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
     SFAS No. 142 requires that goodwill and other indefinite lived intangible assets be tested for impairment at the reporting unit level on an annual basis. Under SFAS No. 142, a company determines the fair value of any indefinite lived intangible assets, compares the fair value to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Goodwill is tested utilizing a two-step approach. After recording any impairment losses for indefinite lived intangible assets, a company is required to determine the fair value of each reporting unit and compare the fair value to its carrying value, including goodwill, of such reporting unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount of the impairment, if any, would then be measured (step two), which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.
     The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		June 30, 2008		December 31, 2007
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Finite-lived assets:
Unpatented technology	9 years	$12,161	$(3,104)	$9,400	$(2,494)
Patents	10 years	8,138	(2,735)	8,138	(2,257)
Product names	14 years	2,580	(571)	2,580	(466)
Non-compete agreements	3 years	3,474	(2,232)	3,474	(1,850)
Customer relations	13 years	102,812	(19,760)	101,066	(15,987)
Other	—	283	(106)	60	(25)

		$129,448	$(28,508)	$124,718	$(23,079)

Indefinite-lived intangible assets:
Goodwill		263,188		$248,453
Trademarks and trade names		34,614		34,060

		297,802		$282,513

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation – Continued
Amortization expense for finite-lived intangible assets was $2,825 and $2,640 for the three months ended June 30, 2008 and 2007, respectively, and $5,483 and $5,668 for the six months ended June 30, 2008 and 2007, respectively. Amortization expense is estimated to be approximately $11,600 for 2008 and $10,100 for fiscal years 2009 through 2013.
     Employee Stock Options: The Company records stock-based compensation according to SFAS No. 123(R) “Share-Based Payments”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
     During the six months ended June 30, 2008, the Company granted 116 stock options and 107 performance share units. The stock options vest over a four year period and the performance share units vest at the end of three years based on the achievement of certain performance and market conditions
     Stock-based compensation expense was $1,215 and $7,504 for the three months ended June 30, 2008 and 2007, respectively, and $2,369 and $7,864 for the six months ended June 30, 2008 and 2007, respectively. Included in 2007 expense was $7,086 for the vesting of performance based stock options primarily related to the completion of the secondary stock offering in June 2007. As of June 30, 2008, the total stock-based compensation expected to be recognized over the weighted average period of approximately 2.8 years is $4,982.
     Recently Issued Accounting Pronouncements: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was effective for the Company on January 1, 2008. The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have any impact on the Company’s financial position or results of operations and did not require expanded disclosure.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to voluntarily chose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 at January 1, 2008 did not have any impact on the Company’s financial position or results of operations.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 160 requires entities to report noncontrolling interests (formerly known as minority) as a component of shareholders’ equity on the balance sheet. SFAS No. 160 will be effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adoption on its financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for financial statements issued after November 15, 2008. The Company is currently evaluating the impact of adoption on its financial reporting requirements.
NOTE B — Debt and Credit Arrangements
     The Company has a senior secured credit facility (the “Senior Credit Facility”) and $170,000 of 9 1/8% senior subordinated notes (the “Subordinated Notes”) outstanding. The Senior Credit Facility consists of a $180,000 term loan facility (the “Term Loan”) and a $115,000 revolving credit facility (the “Revolver”), of which $55,000 may be used for letters of credit extending beyond one year from their date of issuance. The Term Loan matures on October 17, 2012 and the Revolver matures on October 17, 2010. The Term Loan does not require any regular principal payments prior to the maturity date. The interest rate under the Senior Credit Facility is, at the Company’s option, the Alternative Base Rate (“ABR”) plus 1.0% or LIBOR plus 2.0%. The applicable interest margin on the Revolver could increase based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay an annual administrative fee of $100, a commitment fee of

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE B — Debt and Credit Arrangements — Continued
0.375% on the unused Revolver balance, a letter of credit participation fee of 2.5% per annum on the letter of credit exposure and a letter of credit issuance fee of 0.25%. The obligations under the Senior Credit Facility are secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s non-U.S. subsidiaries.
     The Subordinated Notes are due in 2015 with interest payable semi-annually on April 15th and October 15th. The registration rights agreement associated with the Subordinated Notes required the Company to file an Exchange Offer Registration Statement and complete the exchange offer for the Subordinated Notes by August 14, 2006. Since the exchange offer was not completed when required, additional interest at a rate of 0.50% was incurred for the 90-day period commencing November 12, 2006 and additional interest at a rate of 0.75% was incurred for the 90-day period commencing February 10, 2007. The exchange offer was completed on April 6, 2007 and this additional interest ceased accruing as of that date. Any of the Subordinated Notes may be redeemed solely at the Company’s option beginning on October 15, 2010. The initial redemption price is 104.563% of the principal amount, plus accrued interest. Also, any of the notes may be redeemed solely at the Company’s option at any time prior to October 15, 2010, plus accrued interest and a “make-whole” premium. In addition, before October 15, 2008, up to 35% of the Subordinated Notes may be redeemed solely at the Company’s option at a price of 109.125% of the principal amount, plus accrued interest, using the proceeds from the sales of certain kinds of capital stock. The Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company, including the Senior Credit Facility, pari passu in right of payment with all future senior subordinated indebtedness of the Company, and senior in right of payment with any future indebtedness of the Company that expressly provides for its subordination to the Subordinated Notes. The Subordinated Notes are unconditionally guaranteed jointly and severally by substantially all of the Company’s U.S. subsidiaries.
     The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions, engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility and indenture governing the Subordinated Notes also include financial covenants relating to leverage, interest coverage and fixed charge coverage ratios. The Company is in compliance with all covenants. As of June 30, 2008, there was $80,000 outstanding under the Term Loan, $170,000 outstanding under the Subordinated Notes and letters of credit and bank guarantees totaling $31,862 supported by the Revolver.
     Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company based in the Czech Republic, maintains secured revolving credit facilities with borrowing capacity, including overdraft protection, of up to $9,600, of which $4,400 is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in Czech Korunas, Euros and U.S. dollars. Borrowings in Korunas are at PRIBOR, borrowings in Euros are at EURIBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 0.6 percent. Ferox is not required to pay a commitment fee to the lenders under the revolving credit facilities in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.75% on the face amount of each guarantee. Ferox’s land and buildings and accounts receivable secure $4,600 and $2,500, respectively, of the revolving credit facilities. As of June 30, 2008, there were no borrowings outstanding under the Ferox revolving credit facilities. However, there were $2,456 of bank guarantees supported by the Ferox revolving credit facilities.
     Flow Instruments & Engineering GmbH, which was acquired by Ferox in April 2008, maintains two revolving lines of credit. One of the credit facilities is secured by accounts receivable with a borrowing capacity of 120 Euros and a variable interest rate based on the European Central Bank rate and other factors which is currently 11.75%. The other credit facility is unsecured with a borrowing capacity of 200 Euros and a variable interest rate at the European Central Bank rate plus 0.25%. As of June 30, 2008, there were no borrowings outstanding under either line of credit.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE C — Earnings per Share
          The following table presents calculations of net income per share of common stock for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (1)	$22,192	$8,448	$36,848	$15,626

Net income per common share — basic	$0.78	$0.32	$1.30	$0.60

Net income per common share — diluted	$0.76	$0.32	$1.27	$0.60

Weighted average number of common shares outstanding — basic	28,343	26,126	28,297	25,865

Incremental shares issuable upon assumed conversion and exercise of stock options	757	462	732	334

Total shares — diluted	29,100	26,588	29,029	26,199

(1)	Net income for the three and six months ended June 30, 2007 includes stock-based compensation of $4,669 ($7,086 before tax) primarily related to the vesting of the performance-based options in conjunction with the Company’s secondary stock offering in June 2007.
NOTE D — Comprehensive Income (Loss)
     The components of accumulated other comprehensive income (loss) are as follows:

	June 30,	December 31,
	2008	2007
Foreign currency translation adjustments	$30,536	$15,647
Minimum pension liability adjustments, net of taxes	(215)	(215)

	$30,321	$15,432

     Comprehensive income for the three months ended June 30, 2008 and 2007 was $26,235 and $8,147, respectively. Comprehensive income for the six months ended June 30, 2008 and 2007 was $51,737 and $15,010 respectively.
NOTE E — Acquisitions
     On April 1, 2008, Ferox acquired Flow Instruments & Engineering Gmbh (“Flow”), which is based in Germany, for 11,900 Euros, net of cash acquired. The estimated fair value of the net assets acquired and goodwill at the date of acquisition was $5,400 and $14,800, respectively. The price allocation is preliminary, and subject to customary indemnification holdbacks. Flow manufactures cryogenic flow meter systems for industrial gases and liquefied petroleum gas, distribution equipment for transport of CO2 and other gases, and provides calibration services. Flow is included in the Company’s Distribution & Storage segment and added $2.4 million in sales during the second quarter of 2008.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE F — Income Taxes
     The Internal Revenue Service (“IRS”) completed an examination of the Company’s U.S. income tax returns for 2004 and 2005 during the three months ended June 30, 2008. As a result of the completion of this audit, the Company’s unrecognized tax benefits decreased by $1,340 which included an income tax benefit of $230. The Company is also currently under examination by a number of state tax authorities.
NOTE G — Employee Benefit Plans
     The Company had four defined benefit pension plans which were combined into one plan as of January 1, 2008. The plan covers certain U.S. hourly and salary employees. The plan has been frozen since February 2006. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
     The following table sets forth the components of net periodic pension benefit for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$—	$—	$—	$—
Interest cost	571	523	1,142	1,046
Expected return on plan assets	(734)	(680)	(1,468)	(1,360)
Recognized actuarial gain	—	—	—	—

Total pension benefit	$(163)	$(157)	$(326)	$(314)

NOTE H — Reporting Segments
     The structure of the Company’s internal organization is divided into the following three reportable segments: Energy and Chemicals (“E&C”), Distribution and Storage (“D&S”) and BioMedical. The Company’s reportable segments are business units that offer different products and are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The E&C segment sells brazed aluminum and air-cooled heat exchangers, cold boxes and liquefied natural gas vacuum-insulated pipe to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases. The D&S segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems, cryogenic flow meter systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The BioMedical segment sells medical respiratory products, biological storage systems, other oxygen products and magnetic resonance imaging cryostat components. Due to the nature of the products that each segment sells, there are no intersegment sales. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and stock-based compensation expenses that are not allocated to the reporting segments. The Company evaluates performance and allocates resources based on operating income or loss before gain on sale of assets, net interest expense, financing costs amortization expense, foreign currency gain or loss, income taxes and minority interest. The accounting policies of the reportable segments are described in the summary of significant accounting policies.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE H — Reporting Segments — Continued
Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Three Months Ended June 30, 2008
	Energy	Distribution
	& Chemicals	and Storage	BioMedical	Corporate	Total
Sales	$78,197	$93,164	$26,391	$—	$197,752

Operating income (loss)	18,304	17,628	5,932	(7,031)	34,833

	Six Months Ended June 30, 2008
	Energy	Distribution
	& Chemicals	and Storage	BioMedical	Corporate	Total
Sales	$152,065	$167,508	$48,508	$—	$368,081

Operating income (loss)	33,475	30,960	10,466	(13,860)	61,041

	Three Months Ended June 30, 2007
	Energy	Distribution
	& Chemicals	and Storage	BioMedical	Corporate	Total
Sales	$58,092	$86,562	$22,933	$—	$167,587

Operating income (loss)(1)	9,717	19,153	4,847	(13,968)	19,749

	Six Months Ended June 30, 2007
	Energy	Distribution
	& Chemicals	and Storage	BioMedical	Corporate	Total
Sales	$110,369	$163,341	$46,340	$—	$320,050

Operating income (loss)(1)	9,867	37,197	9,757	(19,785)	37,036

(1)	The operating loss for Corporate for the three and six months ended June 30, 2007 includes stock-based compensation of $7,086 primarily related to the vesting of performance-based options in conjunction with the Company’s secondary stock offering in June 2007. In addition, the operating loss for Corporate for the three and six months ended June 30, 2007 includes $510 and $770, respectively, of secondary stock offering expenses.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE I — Supplemental Guarantor Financial Information
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

Non-Guarantor Subsidiaries	Jurisdiction

Abahsain Specialized Industrial Co. Ltd. (34% owned)	Saudi Arabia
Changzhou CEM Cryo Equipment Co., Ltd.	China
Chart Asia Investment Company Ltd.	Hong Kong
Chart Australia Pty. Ltd.	Australia
Chart Biomedical Limited	United Kingdom
Chart Cryogenic Distribution Equipment (Changzhou) Co., Ltd.	China
Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd.	China
Chart Cryogenic Equipment (Changzhou) Co., Ltd.	China
Chart Ferox a.s.	Czech Republic
Chart Ferox GmbH	Germany
Flow Instruments & Engineering GmbH	Germany
GTC of Clarksville, LLC	Delaware
Lox Taiwan (16% owned)	Taiwan
The following supplemental condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the three and six months ended June 30, 2008 and 2007, balance sheets as of June 30, 2008 and December 31, 2007 and statements of cash flows for the six months ended June 30, 2008 and 2007.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2008
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$72,136	$1,334	$27,765	$—	$101,235
Accounts receivable, net	—	69,444	30,288	—	99,732
Inventory, net	—	60,711	51,266	(903)	111,074
Other current assets	10,292	38,342	15,650	—	64,284

Total current assets	82,428	169,831	124,969	(903)	376,325
Property, plant and equipment, net	—	62,980	43,394	—	106,374
Goodwill	—	189,546	73,642	—	263,188
Intangible assets, net	—	128,951	6,603	—	135,554
Investments in affiliates	209,812	126,993	—	(336,209)	596
Intercompany receivables	370,828	—	—	(370,828)	—
Other assets	9,029	1,401	1,336	—	11,766

Total assets	$672,097	$679,702	$249,944	$(707,940)	$893,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(13,982)	$160,672	$39,189	$189	$186,068

Total current liabilities	(13,982)	160,672	39,189	189	186,068
Long-term debt	250,000	—	—	—	250,000
Intercompany payables	—	298,629	72,695	(371,324)	—
Other long-term liabilities	51,808	10,589	11,067	—	73,464

Total liabilities	287,826	469,890	122,951	(371,135)	509,532
Common stock	284	—	—	—	284
Other stockholders’ equity	383,987	209,812	126,993	(336,805)	383,987

Total stockholders’ equity	384,271	209,812	126,993	(336,805)	384,271

Total liabilities and stockholders’ equity	$672,097	$679,702	$249,944	$(707,940)	$893,803

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2008
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2008
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$139,751	$59,261	$(1,260)	$197,752
Cost of sales	—	89,657	45,575	(1,480)	133,752

Gross profit	—	50,094	13,686	220	64,000
Selling, general and administrative expenses	356	23,909	4,902	—	29,167

Operating income	(356)	26,185	8,784	220	34,833
Interest expense	5,081	(12)	(127)	—	4,942
Other (income) expense, net	—	(320)	(1,173)	—	(1,493)

Income (loss) before income taxes and equity in net (income) of subsidiaries	(5,437)	26,517	10,084	220	31,384
Income tax (benefit) provision	(1,573)	9,371	1,394	—	9,192
Equity in net (income) of subsidiaries	(26,056)	(8,910)	—	34,966	—

Net income	$22,192	$26,056	$8,690	$(34,746)	$22,192

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$122,497	$46,328	$(1,238)	$167,587
Cost of sales	—	82,602	34,826	(1,099)	116,329

Gross profit	—	39,895	11,502	(139)	51,258
Selling, general and administrative expenses	97	28,040	3,372	—	31,509

Operating income	(97)	11,855	8,130	(139)	19,749
Interest expense	6,453	(5)	(74)	—	6,374
Other (income) expense, net	—	(6)	590	—	584

Income (loss) before income taxes and equity in net (income) of subsidiaries	(6,550)	11,866	7,614	(139)	12,791
Income tax (benefit) provision	(2,233)	5,786	790	—	4,343
Equity in net (income) of subsidiaries	(12,765)	(6,685)	—	19,450	—

Net income	$8,448	$12,765	$6,824	$(19,589)	$8,448

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2008
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$268,657	$101,979	$(2,555)	$368,081
Cost of sales	—	174,834	78,963	(1,657)	252,140

Gross profit	—	93,823	23,016	(898)	115,941
Selling, general and administrative expenses	709	46,227	7,964	—	54,900

Operating income	(709)	47,596	15,052	(898)	61,041
Interest expense	10,501	(52)	(349)	—	10,100
Other (income) expense, net	—	(596)	(1,076)	—	(1,672)

Income (loss) before income taxes and equity in net (income) of subsidiaries	(11,210)	48,244	16,477	(898)	52,613
Income tax (benefit) provision	(3,363)	16,582	2,546	—	15,765
Equity in net (income) of subsidiaries	(44,695)	(13,033)	—	57,728	—

Net income	$36,848	$44,695	$13,931	$(58,626)	$36,848

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$233,965	88,384	$(2,299)	$320,050
Cost of sales	—	164,587	66,386	(2,040)	228,933

Gross profit	—	69,378	21,998	(259)	91,117
Selling, general and administrative expenses	749	47,817	5,515		54,081

Operating income	(749)	21,561	16,483	(259)	37,036
Interest expense	13,185	50	(111)	—	13,124
Other (income) expense, net	—	47	183	—	230

Income (loss) before income taxes and equity in net (income) of subsidiaries	(13,934)	21,464	16,411	(259)	23,682
Income tax (benefit) provision	(4,752)	10,292	2,516	—	8,056
Equity in net (income) of subsidiaries	(24,808)	(13,636)	—	38,444	—

Net income	$15,626	$24,808	$13,895	$(38,703)	$15,626

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2008
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2008

		Subsidiary	Subsidiary Non	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(7,184)	$26,334	$3,223	$4,851	$27,224
Cash flows from investing activities:
Capital expenditures	—	(3,012)	(3,371)	—	(6,383)
Acquisition of business	—	—	(18,828)	—	(18,828)
Acquisition of minority interest and other assets	—	(616)	—	—	(616)

Net cash (used in) investing activities	—	(3,628)	(22,199)	—	(25,827)
Cash flows from financing activities:
Other financing activities	2,172	—	—	—	2,172
Intercompany account changes	27,964	(25,966)	2,853	(4,851)	—

Net cash provided by (used in) financing activities	30,136	(25,966)	2,853	(4,851)	2,172

Net (decrease) increase in cash and cash equivalents	22,952	(3,260)	(16,123)	—	3,569
Effect of exchange rate changes	—	—	4,797	—	4,797
Cash and cash equivalents, beginning of period	49,184	4,595	39,090	—	92,869

Cash and cash equivalents, end of period	$72,136	$1,335	$27,764	$—	$101,235

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2008
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007

		Subsidiary	Subsidiary Non	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3,747)	$3,188	$1,082	$7,853	$8,376
Cash flows from investing activities:
Capital expenditures	—	(6,254)	(4,337)	—	(10,591)
Acquisition of minority interest and other assets	—	—	(1,649)	—	(1,649)

Net cash (used in) investing activities	—	(6,254)	(5,986)	—	(12,240)
Cash flows from financing activities:
Net change in debt	(40,000)	(750)	—	—	(40,750)
Proceeds from secondary stock offering, net	38,061	—	—	—	38,061
Other financing activities	452	(6,073)	7,401		1,780
Intercompany account changes	(6,236)	10,252	3,837	(7,853)	—

Net cash provided by (used in) financing activities	(7,723)	3,429	11,238	(7,853)	(909)

Net (decrease) increase in cash and cash equivalents	(11,470)	363	6,334	—	(4,773)
Effect of exchange rate changes	—	—	195	—	195
Cash and cash equivalents, beginning of period	6,084	114	12,656	—	18,854

Cash and cash equivalents, end of period	$(5,386)	$477	$19,185	$—	$14,276

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
     For the six months ended June 30, 2008, orders have remained strong at $391.9 million and backlog has increased to $498.1 million compared to $475.3 million at December 31, 2007. We experienced growth in sales, gross profit and operating income for the six months ended June 30, 2008 compared to the same period in 2007, which was primarily attributable to an improved product mix and higher throughput, particularly in our E&C business segment. Sales for the six months ended June 30, 2008 were $368.1 million compared to sales of $320.1 million for the six months ended June 30, 2007, reflecting an increase of $48.0 million, or 15%. Our gross profit for the six months ended June 30, 2008 was $115.9 million, or 31.5% of sales, as compared to $91.1 million, or 28.5% of sales, for the same period in 2007. In addition, our operating income for the six months ended June 30, 2008 was $61.0 million compared to $37.0 million for the same period in 2007.
     As a result of the continued growth in many of the markets we serve, our present and anticipated customer order trends, our backlog and focus on energy-related industries, we presently expect to experience continued sales and operating income growth for the remainder of 2008 as compared to the same period in 2007. While overall growth is expected in the global gas industrial market during the remainder of 2008, more of this growth is forecasted from international markets, particularly Central Europe and Asia, as the U.S. market is experiencing signs of moderating growth. We also believe that our cash flow from operations, available cash and available borrowings under our senior secured credit facility should be adequate to meet our working capital, capital expenditure, debt service and other operational funding requirements for the remainder of 2008.

Results of Operations for the Three Months Ended June 30, 2008 and 2007
     The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our three operating segments for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales
Energy & Chemicals	$78,197	$58,092	$152,065	$110,369
Distribution & Storage	93,164	86,562	167,508	163,341
BioMedical	26,391	22,933	48,508	46,340

Total	$197,752	$167,587	$368,081	$320,050

Gross Profit
Energy & Chemicals	$25,139	$15,817	$46,541	$21,844
Distribution & Storage	28,720	27,525	50,678	53,275
BioMedical	10,141	7,916	18,722	15,998

Total	$64,000	$51,258	$115,941	$91,117

Gross Profit Margin
Energy & Chemicals	32.1%	27.2%	30.6%	19.8%
Distribution & Storage	30.8%	31.8%	30.3%	32.6%
BioMedical	38.4%	34.5%	38.6%	34.5%
Total	32.4%	30.6%	31.5%	28.5%

Operating Income (Loss)
Energy & Chemicals	$18,304	$9,717	$33,475	$9,867
Distribution & Storage	17,628	19,153	30,960	37,197
BioMedical	5,932	4,847	10,466	9,757
Corporate	(7,031)	(13,968)	(13,860)	(19,785)

Total	$34,833	$19,749	$61,041	$37,036

     Sales
     Sales for the three months ended June 30, 2008 were $197.8 million compared to $167.6 million for the three months ended June 30, 2007, reflecting an increase of $30.2 million, or 18.0%. E&C segment sales were $78.2 million for the three months ended June 30, 2008 compared with sales of $58.1 million for three months ended June 30, 2007, which reflected an increase of $20.1 million or 34.6%. This increase in sales resulted primarily from an improved project mix and increased throughput of brazed aluminum heat exchangers. D&S segment sales increased $6.6 million, or 7.6%, to $93.2 million for the three months ended June 30, 2008 from $86.6 million for the three months ended June 30, 2007. The increase was primarily due to the acquisition of Flow Instruments & Engineering GmbH (“Flow”) and higher volume in package gas systems as a result of continued growth in the global industrial gas market. In addition, D&S segment sales benefited in the second quarter of 2008 from the strengthening of the Euro, the Czech Koruna and the Chinese Yuan against the U.S. dollar. BioMedical segment sales for the three months ended June 30, 2008 were $26.4 million compared to $22.9 million for the same period in 2007, which reflected an increase of $3.5 million, or 15.3%. Medical respiratory product sales increased $1.5 million primarily due to continued growth in European markets. Sales increased $2.0 million in biological storage systems due to higher volume in domestic and international markets as well as favorable currency impact from Euro denominated sales.

     Gross Profit and Margin
     Gross profit for the three months ended June 30, 2008 was $64.0 million, or 32.4% of sales, versus $51.3 million, or 30.6% of sales, for the three months ended June 30, 2007 and reflected an increase of $12.7 million. E&C segment gross profit increased $9.3 million and its margin increased 4.9 percentage points, primarily due to improved project mix and higher throughput as well as performance incentives and change orders earned on several projects during the three months ended June 30, 2008 as compared to the same period in 2007. Gross profit for the D&S segment increased $1.2 million, as margin declined 1.0 percentage point, for the three months ended June 30, 2008 as compared to the same period in 2007. Higher volume and pricing contributed to the increase in gross profit, however, these factors were more than offset by lower volume in bulk tanks, timing of price increases versus material cost increases, and mix. BioMedical gross profit increased $2.2 million, 3.9 percentage points, for the three months ended June 30, 2008 as compared to the same period in 2007 primarily due to higher sales volume for medical respiratory products and biological storage systems in both domestic and international markets, higher prices in biological storage systems and favorable currency impact from Euro denominated sales.
     Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses for the three months ended June 30, 2008 were $26.3 million, or 13.3% of sales, compared to $28.8 million, or 17.2% of sales, for the three months ended June 30, 2007. SG&A expenses for the E&C segment were $6.4 million for the three months ended June 30, 2008 compared to $5.2 million for the three months ended June 30, 2007, an increase of $1.2 million. The increase for the E&C segment was primarily the result of higher employee-related and infrastructure expenses to support business growth. D&S segment SG&A expenses for the three months ended June 30, 2008 were $9.6 million compared to $7.1 million for the three months ended June 30, 2007, an increase of $2.5 million. This increase was primarily attributable to the acquisition of Flow in April 2008 and higher employee-related and infrastructure costs to support business growth. SG&A expenses for the BioMedical segment were $3.3 million for the three months ended June 30, 2008 and $2.6 million for the three months ended June 30, 2007. Corporate SG&A expenses for the three months ended June 30, 2008 were $7.0 million compared to $13.8 million for the three months ended June 30, 2007. This decrease of $6.8 million was largely attributable to $7.1 million in stock-based compensation expense related primarily to the vesting of performance-based options in conjunction with the secondary stock offering completed in June 2007 partially offset by an increase in employee-related costs and infrastructure costs to support our business growth in 2008.
     Amortization Expense
     Amortization expense for the three months ended June 30, 2008 was $2.8 million, or 1.4% of sales, compared to $2.6 million, or 1.5% of sales for the three months ended June 30, 2007. The increase of $0.2 million was due to the addition of intangible assets from the acquisition of Flow.
     Operating Income
     As a result of the foregoing, operating income for the three months ended June 30, 2008 was $34.8 million, or 17.6% of sales, an increase of $15.1 million compared to operating income of $19.7 million, or 11.8% of sales, for the same period in 2007.
     Net Interest Expense
     Net interest expense for the three months ended June 30, 2008 and 2007 was $4.5 million and $6.0 million, respectively. The decrease in interest expense of $1.5 million for the three months ended June 30, 2008 compared to the same period in 2007 was primarily attributable to decreased long-term debt outstanding due to a voluntary principal payment of $40.0 million made on the Term Loan portion of our senior secured credit facility (“Senior Credit Facility”) with proceeds from our secondary stock offering in June 2007, as well as a decrease in variable interest rates on the Term Loan portion of the Senior Credit Facility. Also contributing to the decrease in net interest expense was higher interest income resulting from higher average cash balances during the three months ended June 30, 2008.
     Other Expense and Income
     For the three months ended June 30, 2008, foreign currency gains were $1.5 million as compared to $0.6 million in foreign currency losses for the same period in 2007. The majority of this currency gain occurred in our Czech Republic subsidiary as the Czech Koruna strengthened significantly against all currencies including the Euro. Since many customer contracts and supply purchases are in Euros at this subsidiary, they use forward and spot contracts to sell euros and purchase Koruna at set rates as Koruna are required to pay employees.

     Income Tax Expense
     Income tax expense of $9.2 million and $4.3 million for the three months ended June 30, 2008 and 2007, respectively, represents taxes on both U.S. and foreign earnings at an effective income tax rate of 29.3% and 34.1%, respectively. The decrease in the effective income tax rate was primarily due to an increase in the amount of foreign investment credits and lower foreign and domestic state tax rates. In addition, during May 2008, the Internal Revenue Service completed an examination of the Company’s U.S. income tax returns for 2004 and 2005. As a result, the Company’s unrecognized tax benefits decreased resulting in an income tax benefit of $0.2 million which reduced the current quarter’s effective tax rate.
     Net Income
     As a result of the foregoing, reported net income for the three months ended June 30, 2008 and 2007 was $22.2 million and $8.4 million, respectively.
Results of Operations for the Six Months Ended June 30, 2008 and 2007
     Sales
     Sales for the six months ended June 30, 2008 were $368.1 million compared to $320.1 million for the six months ended June 30, 2007, reflecting an increase of $48.0 million, or 15.0%. E&C segment sales were $152.1 million for the six months ended June 30, 2008 compared with sales of $110.4 million for the same period in 2007, which represented an increase of $41.7 million, or 37.8%. This increase in sales resulted primarily from a more favorable project mix and higher throughput for brazed aluminum heat exchangers. Sales increases were also driven by continued growth in the liquefied natural gas (“LNG”) and natural gas segments of the hydrocarbon processing market. D&S segment sales increased $4.2 million, or 2.6%, to $167.5 million for the six months ended June 30, 2008 from $163.3 million for the six months ended June 30, 2007. Bulk storage system sales decreased $9.1 million and package gas system sales increased $13.3 million for the six months ended June 30, 2008 compared to the same period in 2007. The decrease in bulk storage system sales was primarily due to an expected temporary reduction in U.S. bulk storage tank activity as a result of industry consolidation. This decrease was partially offset by the acquisition of Flow. The increase in package gas system sales was driven primarily by increased volume due to continued growth in the global industrial gas market. In addition, D&S segment sales benefited during the six months ended June 30, 2008 from the strengthening of the Euro, the Czech Koruna and the Chinese Yuan against the U.S. dollar. BioMedical segment sales increased $2.2 million, or 4.7%, to $48.5 million for the six months ended June 30, 2008 compared to $46.3 million for the six months ended June 30, 2007. Biological storage systems sales increased $3.4 million as a result of higher volume in domestic and international markets and favorable currency impact from Euro denominated sales. MRI and other product sales decreased $1.0 million due to lower volume. Medical respiratory product sales decreased $0.2 million.
     Gross Profit and Margin
     Gross profit for the six months ended June 30, 2008 was $115.9 million, or 31.5% of sales, versus $91.1 million, or 28.5% of sales, for the six months ended June 30, 2007 and reflected an increase of $24.8 million. E&C segment gross profit increased $24.7 million, or 10.8 percentage points in the 2008 period compared to the 2007 period primarily due to improved project mix and execution, and relief from the unfavorable impact of the complex one-time, long-term installation projects, which reduced margins in the six months ended June 30, 2007. In addition, performance incentives and change orders were earned on several projects during the second quarter of 2008 improving margins. Gross profit for the D&S segment decreased $2.6 million, or 2.3 percentage points, for the six months ended June 30, 2008 compared to the same period in 2007 primarily due to lower sales volume and the timing of price increases versus material cost increases. BioMedical gross profit increased $2.7 million, or 4.1 percentage points, for the six months ended June 30, 2008 compared to the same period in 2007. The BioMedical gross profit margin increased in 2008 primarily due to higher sales volume, improved product mix, and favorable currency impact from Euro denominated sales.
     SG&A
     SG&A expenses for the six months ended June 30, 2008 were $49.4 million, or 13.4% of sales, versus $48.3 million, or 15.1% of sales, for the six months ended June 30, 2007. SG&A expenses for the E&C segment were $12.2 million for the six months ended June 30, 2008 compared to $9.7 million for the six months ended June 30, 2007, an increase of $2.5 million. The increase for the E&C segment was primarily the result of higher employee-related and infrastructure expenses and increased marketing and sales costs due to higher sales volume to support continued business growth. D&S segment SG&A expenses for the six months ended June 30, 2008 were $17.0 million compared to $13.5 million for the six months ended June 30, 2007, an increase of $3.5 million. This increase was primarily attributable to higher employee-related expenses to support business growth and the acquisition of Flow in April 2008. SG&A expenses for the BioMedical segment were $6.4 million for the six months ended June 30, 2008, an increase of $1.0 million compared to the six months ended June 30, 2007. Corporate SG&A expenses for the six months ended June 30, 2008 were

$13.8 million compared to $19.5 million for the six months ended June 30, 2007. This decrease of $5.7 million was largely attributable to $7.1 million in stock-based compensation expense related primarily to the vesting of performance-based options in conjunction with the secondary stock offering completed in June 2007 offset by increased employee-related and infrastructure costs to support our overall business growth.
     Amortization Expense
     Amortization expense for the six months ended June 30, 2008 was $5.5 million, or 1.5% of sales, compared to $5.7 million, or 1.8% of sales, for the six months ended June 30, 2007. The decrease of $0.2 million was due to certain intangible assets being fully amortized offset by the addition of intangible assets related to the acquisition of Flow in April 2008.
     Operating Income
     As a result of the foregoing, operating income for the six months ended June 30, 2008 was $61.0 million, or 16.6% of sales, an increase of $24.0 million compared to operating income of $37.0 million, or 11.6% of sales, for the same period in 2007.
     Net Interest Expense
     Net interest expense for the six months ended June 30, 2008 and 2007 was $9.3 million and $12.3 million, respectively. This decrease in interest expense of $3.0 million for the six months ended June 30, 2008 compared to the same period in 2007 was primarily attributable to decreased long-term debt outstanding as a result of a voluntary principal payment of $40.0 million made on the Term Loan portion of our Senior Credit Facility, funded primarily by proceeds from the secondary stock offering completed in June 2007. Lower interest rates on our Senior Credit Facility during the six months ended June 30, 2008 as well as higher interest income resulting from higher average cash balances also contributed to the decrease in net interest expense.
     Other Expenses and Income
     For the six months ended June 30, 2008, foreign currency gains were $1.6 million as compared to $0.3 million in foreign currency losses for the same period in 2007. The majority of this currency gain occurred in our Czech Republic subsidiary as the Czech Koruna strengthened significantly against all currencies including the Euro. Since many customer contracts and supply purchases are in Euros at this subsidiary, they use forward and spot contracts to sell euros and purchase Koruna at set rates as Koruna are required to pay employees.
     Income Tax Expense
     Income tax expense of $15.8 million and $8.0 million for the six months ended June 30, 2008 and 2007, respectively, represents taxes on both domestic and foreign earnings at an annual effective income tax rate of 30.0% and 34.1%, respectively. The decrease in the effective income tax rate was primarily due to an increase in the amount of foreign investment credits and lower foreign and domestic state tax rates. In addition, during May 2008, the Internal Revenue Service completed an examination of the Company’s U.S. income tax returns for 2004 and 2005. As a result, the Company’s unrecognized tax benefits decreased resulting in an income tax benefit of $0.2 million which reduced the current quarter’s effective tax rate.
     Net Income
     As a result of the foregoing, net income for the six months ended June 30, 2008 and 2007 was $36.8 million and $15.6 million, respectively.
Liquidity and Capital Resources
     Debt Instruments and Related Covenants
     As of June 30, 2008, the Company had $80.0 million outstanding under the Term Loan portion of the Senior Credit Facility, $170.0 million outstanding under the Subordinated Notes and $31.9 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility. The Company is in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. Availability on the revolving portion of the Senior Credit Facility was $83.1 million at June 30, 2008.

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
     Sources and Use of Cash
     Cash provided by operations for the six months ended June 30, 2008 was $27.2 million compared with cash provided by operations of $8.4 million for the six months ended June 30, 2007. The change in cash provided by operations in the 2008 period was attributable to higher net income and an increase in customer advances due to the timing of progress billings under existing contracts with customers. These factors were partially offset by increased inventory to support business growth.
     Cash used in investing activities for the six months ended June 30, 2008 was $25.8 million compared to $12.2 million for the six months ended June 30, 2007. Capital expenditures for the six months ended June 30, 2008 were $6.4 million compared with $10.6 million for the six months ended June 30, 2007. Capital expenditures for the 2008 period were primarily for the D&S segment facility expansions in China and the Czech Republic to support business growth. Capital expenditures in the same period in 2007 were primarily for the E&C segment brazed aluminum heat exchanger facility expansion in La Crosse, Wisconsin and the expansion of the D&S manufacturing facility in China. For the six months ended June 30, 2008, $18.8 million of cash, net of cash acquired, was used to purchase Flow Instruments & Engineering GmbH and $0.6 million was contributed to a joint venture in Saudi Arabia for the manufacture of air cooled heat exchangers. Also, for the six months ended June 30, 2007, $1.6 million of cash was used to purchase the remaining minority interest in the Company’s Czech Republic subsidiary, Ferox a.s.
     For the six months ended June 30, 2008, cash provided by financing activities was $2.2 million primarily from the exercise of stock options. For the six months ended June 30, 2007, cash used in financing activities was $0.9 million which largely included $38.1 million in net proceeds we received from the secondary stock offering offset by a $40.0 million voluntary principal prepayment under the Term Loan portion of our Senior Credit Facility.
     Cash Requirements
     The Company does not anticipate any unusual cash requirements for working capital needs, but expects to use $10.0 to $15.0 million of cash for capital expenditures for the remaining six months of 2008. A significant portion of the capital expenditures are expected to be used for continued expansion and automation at existing facilities. Management believes that these expansions are necessary to support our current backlog levels and our expected growth due to an increase in global demand for our products.
     During 2008, the Company expects to consider making acquisitions as part of its strategic growth initiatives and expects to fund these acquisitions with cash, debt or stock. For the remaining six months of 2008, cash requirements for debt service are forecasted to be approximately $10.0 million for scheduled interest payments under our Senior Credit Facility and the Subordinated Notes. We are not required to make any scheduled principal payments during the remaining six months of 2008 under the Term Loan portion of the Senior Credit Facility or Subordinated Notes, but we will consider making voluntary principal payments on our Senior Credit Facility. We may from time to time seek to purchase a portion of our outstanding Subordinated Notes through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and our debt covenants. For the remainder of 2008, we expect to use approximately $18.0 million of cash for both U.S. and foreign income taxes.
Orders and Backlog
     We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and it is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties. Backlog as of June 30, 2008 was $498.1 million compared to $468.9 million as of March 31, 2008.

     The following table sets forth orders and backlog by segment for the periods indicated:

	Three Months Ended
	June 30,	March 31,
	2008	2008
Orders
Energy and Chemicals	$84,989	$51,071
Distribution and Storage	115,422	91,050
BioMedical	26,656	22,745

Total	$227,067	$164,866

Backlog
Energy and Chemicals	$341,574	$334,793
Distribution and Storage	146,507	124,175
BioMedical	10,056	9,972

Total	$498,137	$468,940

     E&C orders for the three months ended June 30, 2008 were $85.0 million compared to $51.0 million for the three months ended March 31, 2008. E&C backlog totaled $341.6 million at June 30, 2008 compared to $334.8 million at March 31, 2008. The increase in orders of $34.0 million, or 66%, was primarily attributable to increased market demand, specifically for brazed aluminum heat exchangers. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter.
     D&S orders for the three months ended June 30, 2008 were $115.4 million compared to $91.1 million for the three months ended March 31, 2008. D&S backlog totaled $146.5 million at June 30, 2008 compared to $124.2 million at March 31, 2008. D&S orders included several large engineered tank orders during the quarter for the global industrial gas market.
     BioMedical orders for the three months ended June 30, 2008 were $26.7 million compared to $22.7 million for the three months ended March 31, 2008. BioMedical backlog at June 30, 2008 totaled $10.1 million compared to $10.0 million at March 31, 2008. The increase in orders of $4.0 million, or 17.6%, was primarily due to timing of medical respiratory orders which improved during the second quarter of 2008 after being negatively impacted during the first quarter of 2008 by elections and potential regulatory changes in certain foreign markets..
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined in the Securities Act.
Application of Critical Accounting Policies
     The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts, inventory valuation reserves, goodwill, indefinite lived intangibles, environmental remediation obligations, product warranty costs, contingent liabilities, debt covenants, pensions and deferred tax assets. There have been no significant changes in accounting policies since December 31, 2007.
Forward-Looking Statements
     The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements”. These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue,” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2007), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:
•	the cyclicality of the markets which we serve;

•	the loss of, or a significant reduction in purchases by, our largest customers;

•	competition in our markets;

•	general economic, political, business and market risks associated with our international operations;

•	our ability to successfully manage our growth;

•	the loss of key employees;

•	the pricing and availability of raw materials and our ability to manage our fixed-price contract exposure, including exposure to fixed pricing in long-term customer contracts;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	our ability to continue our technical innovation in our product lines;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the costs of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	litigation and disputes involving us, including the extent of product liability, fixed-price contract, repairs, warranty, pension and severance claims asserted against us;

•	labor costs and disputes and our relations with our employees;

•	fluctuations in foreign currency exchange and interest rates;

•	disruptions in our operations due to hurricanes or other severe weather;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	regulations governing the export of our products;

•	additional liabilities related to taxes; and

•	risks associated with our substantial indebtedness, leverage, debt service and liquidity.
     There may be other factors that may cause our actual results to differ materially from the forward-looking statements.
     All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements, to reflect events or circumstances that arise after the filing date of this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In the normal course of business, the Company’s operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.
     The Company’s primary interest rate risk exposure results from the various floating rate pricing mechanisms on the Senior Credit Facility. If interest rates were to increase 200 basis points (2 percent) from June 30, 2008 rates, and assuming no changes in debt from the June 30, 2008 levels, the additional annual expense would be approximately $1.6 million on a pre-tax basis.
     The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the Euro, the British pound, the Czech koruna and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are one year or less. The Company held immaterial positions in foreign exchange forward contracts at June 30, 2008.
Item 4. Controls and Procedures
     As of June 30, 2008, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
     The Chart Industries Inc. annual meeting of stockholders was held on May 20, 2008. At the meeting, the election of directors was submitted to a vote of stockholders.
     As of the record date of March 25, 2008, there were 28,318,191 shares of common stock outstanding and entitled to vote at the meeting. The holders of 24,808,404 shares were represented in person or by proxy at the meeting, constituting a quorum. The vote with respect to the election of directors submitted to stockholders was as follows:

Election of Directors	For	Withheld
Samuel F. Thomas	24,276,675	531,729
Richard E. Goodrich	24,013,220	795,184
Steven W. Krablin	20,469,928	4,338,476
Michael W. Press	24,013,220	795,184
James M. Tidwell	24,012,677	795,727
W. Douglas Brown	24,566,152	242,252
Thomas L. Williams	24,566,184	242,220

Item 6. Exhibits
     The following exhibits are filed with this report:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc. (Registrant)

Date: July 31, 2008	By:	/s/ Michael F. Biehl Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)