Form 10-Q
period 2008-09-30
CHART INDUSTRIES INC
filed 2008-10-31
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
At October 30, 2008, there were 28,397,821 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$148,884	$92,869
Accounts receivable, net	96,137	96,940
Inventories, net	106,147	87,073
Unbilled contract revenue	41,617	24,405
Other current assets	22,897	27,760

Total Current Assets	415,682	329,047

Property, plant and equipment, net	102,283	99,579
Goodwill	261,761	248,453
Identifiable intangible assets, net	132,302	135,699
Other assets, net	11,405	12,976

TOTAL ASSETS	$923,433	$825,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$57,502	$65,027
Customer advances and billings in excess of contract revenue	106,465	60,080
Accrued expenses and other current liabilities	49,846	49,587

Total Current Liabilities	213,813	174,694

Long-term debt	243,175	250,000
Other long-term liabilities	72,102	73,069
Shareholders’ Equity
Common stock, par value $.01 per share - 150,000,000 shares authorized, 28,396,405 and 28,212,426 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	284	282
Additional paid-in capital	247,879	241,732
Retained earnings	127,795	70,545
Accumulated other comprehensive income	18,385	15,432

	394,343	327,991

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$923,433	$825,754

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	$188,808	$163,670	$556,889	$483,720
Cost of sales	122,644	118,280	374,785	347,213

Gross profit	66,164	45,390	182,104	136,507

Selling, general and administrative expenses	26,780	20,904	76,199	69,251
Amortization expense	2,751	2,636	8,234	8,304
(Gain)/loss on disposal of assets, net	(21)	436	(24)	502

	29,510	23,976	84,409	78,057

Operating income	36,654	21,414	97,695	58,450

Other expenses (income):
Interest expense, net	4,621	5,105	13,895	17,409
Financing costs amortization	628	413	1,454	1,233
Foreign currency expense (income)	2,053	(510)	443	(221)

	7,302	5,008	15,792	18,421

Income from operations before income taxes and minority interest	29,352	16,406	81,903	40,029

Income tax expense	8,806	4,312	24,571	12,368

Income from operations before minority interest	20,546	12,094	57,332	27,661

Minority interest, net of taxes	144	(18)	82	(77)

Net income	$20,402	$12,112	$57,250	$27,738

Net income per common share — basic	$0.72	$0.44	$2.02	$1.05

Net income per common share — diluted	$0.70	$0.42	$1.97	$1.03

Weighted average number of common shares outstanding — basic	28,383	27,671	28,326	26,467

Weighted average number of common shares outstanding — diluted	29,147	28,665	29,072	27,021

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$57,250	$27,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,846	13,670
Employee stock and stock option related compensation expense	3,454	8,522
Financing costs amortization	1,454	1,233
Other non-cash operating activities	549	165
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	2,417	(1,544)
Inventory	(17,173)	(9,490)
Unbilled contract revenues and other current assets	(11,960)	10,044
Accounts payable and other current liabilities	(11,133)	(5,747)
Customer advances and billings in excess of contract revenue	46,129	9,567

Net Cash Provided By Operating Activities	86,833	54,158

INVESTING ACTIVITIES
Capital expenditures	(9,289)	(15,575)
Acquisition of business, net of cash acquired	(18,828)	—
Acquisition of other assets	(616)	(1,612)

Net Cash Used In Investing Activities	(28,733)	(17,187)

FINANCING ACTIVITIES
Net payments on revolving credit facilities or short-term debt	—	(750)
Principal payments on long-term debt	(6,825)	(40,000)
Proceeds from exercise of warrants and options	1,329	3,540
Proceeds from secondary stock offering, net	—	38,292
Contributions from joint venture partners	—	1,328
Tax benefit from exercise of stock options	1,367	—
Other financing activities	—	2,408

Net Cash (Used In) Provided By Financing Activities	(4,129)	4,818

Net increase (decrease) in cash and cash equivalents	53,971	41,789
Effect of exchange rate changes on cash	2,044	1,783
Cash and cash equivalents at beginning of period	92,869	18,854

CASH AND CASH EQUIVALENTS AT END OF PERIOD	148,884	$62,426

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiaries. Minority ownership interest in consolidated subsidiaries, which is not material, is recorded in “Other long term liabilities.” Intercompany accounts and transactions are eliminated in consolidation. Investments in affiliates where the Company’s ownership is between 20 percent and 50 percent, or where the Company does not have control, but has the ability to exercise significant influence over operations or financial policy, are accounted for under the equity method.
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
     Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation due to the inclusion of Employee separation and plant closure costs as a component of Selling, general and administrative expenses and the inclusion of Assets held for sale as a component of Other current assets.
     Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	September 30,	December 31,
	2008	2007
Raw materials and supplies	$41,682	$40,547
Work in process	30,250	21,725
Finished goods	34,215	24,801

	$106,147	$87,073

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation — Continued
     Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Beginning balance	$6,169	$5,353	$5,717	$4,765
Warranty expense	929	1,629	2,715	3,313
Warranty usage	(1,143)	(818)	(2,477)	(1,914)

Ending balance	$5,955	$6,164	$5,955	$6,164

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
     The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		September 30, 2008		December 31, 2007
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Finite-lived assets:
Unpatented technology	9 years	$10,961	$(3,525)	$9,400	$(2,494)
Patents	10 years	8,156	(2,984)	8,138	(2,257)
Product names	14 years	2,580	(624)	2,580	(466)
Non-compete agreements	3 years	3,474	(2,338)	3,474	(1,850)
Customer relations	13 years	103,535	(21,574)	101,066	(15,987)
Other	—	249	(163)	60	(25)

		$128,955	$(31,208)	$124,718	$(23,079)

Indefinite-lived intangible assets:
Goodwill		261,761		$248,453
Trademarks and trade names		34,555		34,060

		296,316		$282,513

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation — Continued
Amortization expense for finite-lived intangible assets was $2,751 and $2,636 for the three months ended September 30, 2008 and 2007, respectively, and $8,234 and $8,304 for the nine months ended September 30, 2008 and 2007, respectively. Amortization expense is estimated to be approximately $11,600 for 2008 and $10,100 for fiscal years 2009 through 2013.
     Employee Stock Options: The Company records stock-based compensation according to SFAS No. 123(R) “Share-Based Payments”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
     During the nine months ended September 30, 2008, the Company granted 116 stock options and 107 performance share units. The stock options vest over a four year period and the performance share units vest at the end of three years based on the achievement of certain performance and market conditions.
     Stock-based compensation expense was $1,084 and $658 for the three months ended September 30, 2008 and 2007, respectively, and $3,454 and $8,522 for the nine months ended September 30, 2008 and 2007, respectively. Included in 2007 expense was $7,086 for the vesting of performance based stock options primarily related to the completion of the secondary stock offering in June 2007. As of September 30, 2008, the total stock-based compensation expected to be recognized over the weighted average period of approximately 2.6 years is $3,974.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for financial statements issued after November 15, 2008. The Company is currently evaluating the impact of adoption on its financial reporting requirements.
NOTE B — Debt and Credit Arrangements
     The Company has a senior secured credit facility (the “Senior Credit Facility”) and $163,175 of 9 1/8% senior subordinated notes (the “Subordinated Notes”) outstanding. The Senior Credit Facility consists of a $180,000 term loan facility (the “Term Loan”) and a $115,000 revolving credit facility (the “Revolver”), of which $55,000 may be used for letters of credit extending beyond one year from their date of issuance. The Term Loan matures on October 17, 2012 and the Revolver matures on October 17, 2010. The Term Loan does not require any regular principal payments prior to the maturity date. The interest rate under the Senior Credit Facility is, at the Company’s option, the Alternative Base Rate (“ABR”) plus 1.0% or LIBOR plus 2.0%. The applicable interest margin on the Revolver could increase based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay an annual administrative fee of $100, a commitment fee of

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE B — Debt and Credit Arrangements — Continued
0.375% on the unused Revolver balance, a letter of credit participation fee of 2.0% per annum on the letter of credit exposure and a letter of credit issuance fee of 0.25%. The obligations under the Senior Credit Facility are secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s non-U.S. subsidiaries. As of September 30, 2008, there was $80,000 outstanding under the Term Loan, $163,175 outstanding under the Subordinated Notes and letters of credit and bank guarantees totaling $33,855 supported by the Revolver.
     The Subordinated Notes are due in 2015 with interest payable semi-annually on April 15th and October 15th. The registration rights agreement associated with the Subordinated Notes required the Company to file an Exchange Offer Registration Statement and complete the exchange offer for the Subordinated Notes by August 14, 2006. Since the exchange offer was not completed when required, additional interest at a rate of 0.50% was incurred for the 90-day period commencing November 12, 2006 and additional interest at a rate of 0.75% was incurred for the 90-day period commencing February 10, 2007. The exchange offer was completed on April 6, 2007 and this additional interest ceased accruing as of that date. Any of the Subordinated Notes may be redeemed solely at the Company’s option beginning on October 15, 2010. The initial redemption price is 104.563% of the principal amount, plus accrued interest. Also, any of the notes may be redeemed solely at the Company’s option at any time prior to October 15, 2010, plus accrued interest and a “make-whole” premium. The Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company, including the Senior Credit Facility, pari passu in right of payment with all future senior subordinated indebtedness of the Company, and senior in right of payment with any future indebtedness of the Company that expressly provides for its subordination to the Subordinated Notes. The Subordinated Notes are unconditionally guaranteed jointly and severally by substantially all of the Company’s U.S. subsidiaries. During September 2008, the Company purchased $6,825 in principal of its Subordinated Notes on the open market. In conjunction with the purchase of the Subordinated Notes, the Company wrote off $218 of unamortized deferred financing costs which were being amortized over the term of the Subordinated Notes. The repurchased Subordinated Notes have been retired.
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
     On October 5, 2008, Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc. and a lender under the Revolver, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. LCPI provides $5,000 in commitments, or approximately 4.3% of total commitments, on the Revolver portion of the Senior Credit Facility. It remains uncertain at this time whether LCPI will honor its obligations under the Senior Credit Facility. Accordingly, until such time as the Company can determine the likelihood of LCPI funding its share of the Revolver, the effective total borrowing capacity under the Revolver portion of the Senior Credit Facility may be limited to $110,000.
     Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company based in the Czech Republic, maintains secured revolving credit facilities with borrowing capacity, including overdraft protection, of up to 150,000 Czech korunas (“CSK”) of which 110,000 CSK is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in Czech korunas, euros and U.S. dollars. Borrowings in korunas are at PRIBOR, borrowings in euros are at EURIBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 0.6 percent. Ferox is not required to pay a commitment fee to the lenders under the revolving credit facilities in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.75% on the face amount of each guarantee. Ferox’s land and buildings and accounts receivable secure the revolving credit facilities. As of September 30, 2008, there were no borrowings outstanding under the Ferox revolving credit facilities. However, there were 56,676 CSK of bank guarantees supported by the Ferox revolving credit facilities.
     Flow Instruments & Engineering GmbH, which was acquired by Ferox in April 2008, maintains two revolving lines of credit with 320 euros in total borrowing capacity. As of September 30, 2008, there were no borrowings outstanding under either line of credit.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE C — Earnings per Share
     The following table presents calculations of net income per share of common stock for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net income	$20,402	$12,112	$57,250	$27,738

Net income per common share — basic	$0.72	$0.44	$2.02	$1.05

Net income per common share — diluted	$0.70	$0.42	$1.97	$1.03

Weighted average number of common shares outstanding — basic	28,383	27,671	28,326	26,467

Incremental shares issuable upon assumed conversion and exercise of stock options	764	994	746	554

Total shares — diluted	29,147	28,665	29,072	27,021

NOTE D — Comprehensive Income (Loss)
     The components of accumulated other comprehensive income (loss) are as follows:

	September 30,	December 31,
	2008	2007
Foreign currency translation adjustments	$18,600	$15,647
Minimum pension liability adjustments, net of taxes	(215)	(215)

	$18,385	$15,432

     Comprehensive income for the three months ended September 30, 2008 and 2007 was $8,466 and $17,943 respectively. Comprehensive income for the nine months ended September 30, 2008 and 2007 was $60,203 and $32,953 respectively.
NOTE E — Acquisitions
     On April 1, 2008, Ferox acquired Flow Instruments & Engineering Gmbh (“Flow”), which is based in Germany, for 11,900 euros, net of cash acquired. The estimated fair value of the net assets acquired and goodwill at the date of acquisition was $5,400 and $14,800, respectively. The purchase price allocation is preliminary, and subject to customary indemnification holdbacks. Flow manufactures cryogenic flow meter systems for industrial gases and liquefied petroleum gas, distribution equipment for transport of CO2 and other gases, and provides calibration services. Flow is included in the Company’s Distribution & Storage segment and added $4.3 million in sales since the acquisition date.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE F — Income Taxes
     The Internal Revenue Service (“IRS”) completed an examination of the Company’s U.S. income tax returns for 2004 and 2005 during the second quarter of 2008. As a result of the completion of this audit, the Company’s unrecognized tax benefits decreased by $1,340 which included an income tax benefit of $230.
     A state audit was completed during the third quarter of 2008, resulting in an assessment of $495 which was accrued in current liabilities as of September 30, 2008.
NOTE G — Employee Benefit Plans
     The Company had four defined benefit pension plans which were combined into one plan as of January 1, 2008. The plan covers certain U.S. hourly and salary employees. The plan has been frozen since February 2006. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
     The following table sets forth the components of net periodic pension benefit for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$—	$—	$—	$—
Interest cost	571	523	1,713	1,569
Expected return on plan assets	(734)	(680)	(2,202)	(2,040)
Recognized actuarial gain	—	—	—	—

Total pension benefit	$(163)	$(157)	$(489)	$(471)

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2008
(Dollars and shares in thousands, except per share amounts)
NOTE H — Reporting Segments — Continued
Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Three Months Ended September 30, 2008
	Energy	Distribution
	& Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$78,912	$84,950	$24,946	$—	$188,808

Operating income (loss)	23,800	16,494	4,630	(8,270)	36,654

	Nine Months Ended September 30, 2008
	Energy	Distribution
	& Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$230,976	$252,459	$73,454	$—	$556,889

Operating income (loss)	57,276	47,453	15,096	(22,130)	97,695

	Three Months Ended September 30, 2007
	Energy	Distribution
	& Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$58,396	$85,106	$20,168	$—	$163,670

Operating income (loss)	7,392	16,627	2,964	(5,569)	21,414

	Nine Months Ended September 30, 2007
	Energy	Distribution
	& Chemicals	and Storage	BioMedical	Corporate	Total

Sales	$168,765	$248,447	$66,508	$—	$483,720

Operating income (loss)(1)	17,260	53,817	12,721	(25,348)	58,450

(1)	The operating loss for Corporate for the nine months ended September 30, 2007 includes stock-based compensation of $7,086 primarily related to the vesting of performance-based options in conjunction with the Company’s secondary stock offering in June 2007. In addition, the operating loss for Corporate for the nine months ended September 30, 2007 includes $777 of secondary stock offering expenses.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2008
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

Non-Guarantor Subsidiaries	Jurisdiction
Abahsain Specialized Industrial Co. Ltd. (34% owned)	Saudi Arabia
Changzhou CEM Cryo Equipment Co., Ltd.	China
Chart Asia Investment Company Ltd.	Hong Kong
Chart Australia Pty. Ltd.	Australia
Chart Biomedical Limited	United Kingdom
Chart Cryogenic Distribution Equipment (Changzhou) Co., Ltd.	China
Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd.	China
Chart Cryogenic Equipment (Changzhou) Co., Ltd.	China
Chart Ferox a.s.	Czech Republic
Chart Ferox GmbH	Germany
Flow Instruments & Engineering GmbH	Germany
GTC of Clarksville, LLC	Delaware
Lox Taiwan (11.25% owned)	Taiwan
The following supplemental condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the three and nine months ended September 30, 2008 and 2007, balance sheets as of September 30, 2008 and December 31, 2007 and statements of cash flows for the nine months ended September 30, 2008 and 2007.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2008
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$106,049	$1,448	$41,387	$—	$148,884
Accounts receivable, net	—	67,028	29,109	—	96,137
Inventory, net	—	58,987	48,090	(930)	106,147
Other current assets	10,358	42,231	11,925	—	64,514

Total current assets	116,407	169,694	130,511	(930)	415,682
Property, plant and equipment, net	—	62,265	40,018	—	102,283
Goodwill	—	189,981	71,780	—	261,761
Intangible assets, net	—	126,508	5,794	—	132,302
Investments in affiliates	176,733	84,630	—	(260,794)	569
Intercompany receivables	361,930	—	—	(361,930)	—
Other assets	8,264	1,235	1,337	—	10,836

Total assets	$663,334	$634,313	$249,440	$(623,654)	$923,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(25,072)	$195,366	$43,909	$(390)	$213,813

Total current liabilities	(25,072)	195,366	43,909	(390)	213,813
Long-term debt	243,175	—	—	—	243,175
Intercompany payables	—	251,781	110,121	(361,902)	—
Other long-term liabilities	50,888	10,433	10,781	—	72,102

Total liabilities	268,991	457,580	164,811	(362,292)	529,090
Common stock	284	—	—	—	284
Other stockholders’ equity	394,059	176,733	84,629	(261,362)	394,059

Total stockholders’ equity	394,343	176,733	84,629	(261,362)	394,343

Total liabilities and stockholders’ equity	$663,334	$634,313	$249,440	$(623,654)	$923,433

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2008
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2008
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$139,126	$51,300	$(1,618)	$188,808
Cost of sales	—	84,595	39,641	(1,592)	122,644

Gross profit	—	54,531	11,659	(26)	66,164
Selling, general and administrative expenses	399	25,230	3,881	—	29,510

Operating income	(399)	29,301	7,778	(26)	36,654
Interest expense	5,365	51	(167)	—	5,249
Other (income) expense, net	—	1,276	921	—	2,197

Income (loss) before income taxes and equity in net (income) of subsidiaries	(5,764)	27,974	7,024	(26)	29,208
Income tax (benefit) provision	(7,827)	15,489	1,144	—	8,806
Equity in net (income) of subsidiaries	(18,339)	(5,854)	—	24,193	—

Net income	$20,402	$18,339	$5,880	$(24,219)	$20,402

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$121,319	$45,206	$(2,855)	$163,670
Cost of sales	—	87,973	33,356	(3,049)	118,280

Gross profit	—	33,346	11,850	194	45,390
Selling, general and administrative expenses	275	20,160	3,541	—	23,976

Operating income	(275)	13,186	8,309	194	21,414
Interest expense	5,643	(21)	(104)	—	5,518
Other (income) expense, net	—	(47)	(463)	—	(510)
Minority interest, net of tax	—	—	(18)		(18)

Income (loss) before income taxes and equity in net (income) of subsidiaries	(5,918)	13,254	8,894	194	16,424
Income tax (benefit) provision	(1,309)	5,000	621	—	4,312
Equity in net (income) of subsidiaries	(16,721)	(8,467)	—	25,188	—

Net income	$12,112	$16,721	$8,273	$(24,994)	$12,112

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2008
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$407,783	$153,279	$(4,173)	$556,889
Cost of sales	—	259,428	118,606	(3,249)	374,785

Gross profit	—	148,355	34,673	(924)	182,104
Selling, general and administrative expenses	1,107	71,457	11,845	—	84,409

Operating income	(1,107)	76,898	22,828	(924)	97,695
Interest expense	15,867	(1)	(517)	—	15,349
Other (income) expense, net	—	681	(156)	—	525

Income (loss) before income taxes and equity in net (income) of subsidiaries	(16,974)	76,218	23,501	(924)	81,821
Income tax (benefit) provision	(11,191)	32,072	3,690	—	24,571
Equity in net (income) of subsidiaries	(63,033)	(18,887)	—	81,920	—

Net income	$57,250	$63,033	$19,811	$(82,844)	$57,250

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2007

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$355,285	$133,591	$(5,156)	$483,720
Cost of sales	—	252,561	99,741	(5,089)	347,213

Gross profit	—	102,724	33,850	(67)	136,507
Selling, general and administrative expenses	1,027	67,973	9,057	—	78,057

Operating income	(1,027)	34,751	24,793	(67)	58,450
Interest expense	18,830	28	(216)	—	18,642
Other (income) expense, net	—	—	(221)	—	(221)
Minority interest, net	—	—	(77)	—	(77)

Income (loss) before income taxes and equity in net (income) of subsidiaries	(19,857)	34,723	25,307	(67)	40,106
Income tax (benefit) provision	(6,061)	15,292	3,137	—	12,368
Equity in net (income) of subsidiaries	(41,534)	(22,103)	—	63,637	—

Net income	$27,738	$41,534	$22,170	$(63,704)	$27,738

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2008
(Dollars and shares in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2008

			Subsidiary
		Subsidiary	Non-	Consolidating
	Issuer	Guarantors	Guarantors	Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(16,438)	$79,471	$22,562	$1,238	$86,833
Cash flows from investing activities:
Capital expenditures	—	(4,360)	(4,929)	—	(9,289)
Acquisition of business	—	—	(18,828)	—	(18,828)
Acquisition of minority interest and other assets	—	(616)	—	—	(616)

Net cash (used in) investing activities	—	(4,976)	(23,757)	—	(28,733)
Cash flows from financing activities:
Net change in debt	(6,825)	—	—	—	(6,825)
Other financing activities	2,696	—	—	—	2,696
Intercompany account changes	77,432	(77,642)	1,448	(1,238)	—

Net cash provided by (used in) financing activities	73,303	(77,642)	1,448	(1,238)	(4,129)

Net increase (decrease) in cash and cash equivalents	56,865	(3,147)	253	—	53,971
Effect of exchange rate changes	—	—	2,044	—	2,044
Cash and cash equivalents, beginning of period	49,184	4,595	39,090	—	92,869

Cash and cash equivalents, end of period	$106,049	$1,448	$41,387	$—	$148,884

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2008
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
     For the nine months ended September 30, 2008, orders were at $555.7 million and we experienced some softening of orders during the third quarter in both our E&C and D&S businesses resulting in a $13.5 million decrease in our backlog to $461.8 million compared to $475.3 million at December 31, 2007. We experienced growth in sales, gross profit and operating income for the nine months ended September 30, 2008 compared to the same period in 2007, which was primarily attributable to an improved product and project mix as well as higher throughput, particularly in our E&C business segment. Sales for the nine months ended September 30, 2008 were $556.9 million compared to sales of $483.7 million for the nine months ended September 30, 2007, reflecting an increase of $73.2 million, or 15%. Our gross profit for the nine months ended September 30, 2008 was $182.1 million, or 32.7% of sales, as compared to $136.5 million, or 28.2% of sales, for the same period in 2007. In addition, our operating income for the nine months ended September 30, 2008 was $97.7 million compared to $58.5 million for the same period in 2007.
     As a result of anticipated customer order trends and our current backlog, we presently expect to experience continued sales and operating income growth for the remaining three months of 2008 as compared to the same period in 2007. While we expect to experience growth, the current global credit crisis and its impact on U.S. and global economies could slow the rate of growth we have experienced over the last several years as we move into 2009. We believe that our cash flow from operations, $148.9 million in available cash and available borrowings under our senior secured credit facility (“Senior Credit Facility”) should be adequate to meet our working capital, capital expenditure, debt service and other operational funding requirements for the remaining three months of 2008 and into 2009.

Results of Operations for the Three Months Ended September 30, 2008 and 2007
     The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our three operating segments for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales
Energy & Chemicals	$78,912	$58,396	$230,976	$168,765
Distribution & Storage	84,950	85,106	252,459	248,447
BioMedical	24,946	20,168	73,454	66,508

Total	$188,808	$163,670	$556,889	$483,720

Gross Profit
Energy & Chemicals	$30,926	$13,087	$77,466	$34,931
Distribution & Storage	26,239	26,221	76,916	79,497
BioMedical	8,999	6,082	27,722	22,079

Total	$66,164	$45,390	$182,104	$136,507

Gross Profit Margin
Energy & Chemicals	39.2%	22.4%	33.5%	20.7%
Distribution & Storage	30.9%	30.8%	30.5%	32.0%
BioMedical	36.1%	30.2%	37.7%	33.2%
Total	35.0%	27.7%	32.7%	28.2%

Operating Income (Loss)
Energy & Chemicals	$23,800	$7,392	$57,276	$17,260
Distribution & Storage	16,494	16,627	47,453	53,817
BioMedical	4,630	2,964	15,096	12,721
Corporate	(8,270)	(5,569)	(22,130)	(25,348)

Total	$36,654	$21,414	$97,695	$58,450

     Sales
     Sales for the three months ended September 30, 2008 were $188.8 million compared to $163.7 million for the three months ended September 30, 2007, reflecting an increase of $25.1 million, or 15.3%. E&C segment sales were $78.9 million for the three months ended September 30, 2008 compared with sales of $58.4 million for three months ended September 30, 2007, which reflected an increase of $20.5 million or 35.1%. This increase in sales resulted primarily from an improved project mix and increased throughput of both brazed aluminum and air cooled heat exchangers. D&S segment sales decreased slightly to $85.0 million for the three months ended September 30, 2008 from $85.1 million for the three months ended September 30, 2007. The decrease was primarily due to lower volume in bulk systems partially offset by the acquisition of Flow Instruments & Engineering GmbH (“Flow”) and higher volume in package gas systems as a result of continued demand from the global industrial gas market. In addition, D&S segment sales benefited in the third quarter of 2008 from the strengthening of the euro, the Czech koruna and the Chinese yuan against the U.S. dollar as compared to the third quarter of 2007. BioMedical segment sales for the three months ended September 30, 2008 were $24.9 million compared to $20.2 million for the same period in 2007, which reflected an increase of $4.7 million, or 23.3%. Medical respiratory product sales increased primarily due to continued growth in European markets. Sales increased in biological storage systems due to higher volume in domestic and international markets as well as favorable currency impact from euro denominated sales.

     Gross Profit and Margin
     Gross profit for the three months ended September 30, 2008 was $66.2 million, or 35.0% of sales, versus $45.4 million, or 27.7% of sales, for the three months ended September 30, 2007 and reflected an increase of $20.8 million. E&C segment gross profit increased $17.8 million and its margin increased 16.8 percentage points, primarily due to improved project execution and mix as well as performance incentives earned on several projects during the three months ended September 30, 2008 as compared to the same period in 2007. In addition, higher throughput for both brazed aluminum and air cooled heat exchangers contributed to the improvement. Gross profit and related margin for the D&S segment remained relatively unchanged at $26.2 million and 30.9%, respectively. Higher volume in package gas systems, pricing increases and the contribution of Flow were fully offset by lower volume in bulk tanks and other product mix. BioMedical gross profit increased $2.9 million, or 5.9 percentage points, for the three months ended September 30, 2008 as compared to the same period in 2007 primarily due to higher sales volume for medical respiratory products and biological storage systems in both domestic and international markets, higher prices in biological storage systems and favorable currency impact from euro denominated sales.
     Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses for the three months ended September 30, 2008 were $26.8 million, or 14.2% of sales, compared to $20.8 million, or 12.7% of sales, for the three months ended September 30, 2007. SG&A expenses for the E&C segment were $6.9 million for the three months ended September 30, 2008 compared to $4.3 million for the three months ended September 30, 2007, an increase of $2.6 million. The increase for the E&C segment was primarily the result of higher employee-related expenses including variable incentive compensation due to improved operating performance as well as marketing and sales costs to support business growth. D&S segment SG&A expenses for the three months ended September 30, 2008 were $8.4 million compared to $8.1 million for the three months ended September 30, 2007, an increase of $0.3 million. This increase was primarily attributable to the acquisition of Flow in April 2008. SG&A expenses for the BioMedical segment were $3.2 million for the three months ended September 30, 2008 and $2.7 million for the three months ended September 30, 2007. The increase for the BioMedical segment was due to higher employee-related and infrastructure expenses to support business growth. Corporate SG&A expenses for the three months ended September 30, 2008 were $8.3 million compared to $5.6 million for the three months ended September 30, 2007. This increase of $2.7 million was attributable to increases in employee-related, acquisition and infrastructure costs to support business growth.
     Amortization Expense
     Amortization expense for the three months ended September 30, 2008 was $2.8 million, or 1.5% of sales, compared to $2.6 million, or 1.6% of sales for the three months ended September 30, 2007. The increase of $0.2 million was due to the addition of intangible assets from the acquisition of Flow.
     Operating Income
     As a result of the foregoing, operating income for the three months ended September 30, 2008 was $36.7 million, or 19.4% of sales, an increase of $15.2 million compared to operating income of $21.4 million, or 13.1% of sales, for the same period in 2007.
     Net Interest Expense
     Net interest expense for the three months ended September 30, 2008 and 2007 was $4.6 million and $5.1 million, respectively. The decrease in interest expense of $0.5 million for the three months ended September 30, 2008 compared to the same period in 2007 was primarily attributable to a decrease in variable interest rates on the Term Loan of our Senior Credit Facility. Also contributing to the decrease in net interest expense was higher interest income resulting from higher average cash balances during the three months ended September 30, 2008.
     Other Expense and Income
     For the three months ended September 30, 2008, foreign currency losses were $2.1 million as compared to gains of $0.5 million for the same period in 2007. The currency losses were caused by the weakening of the Czech koruna against the euro and the weakening of the euro against the U.S. dollar. The change in these currencies during the third quarter of 2008 has affected euro denominated transactions in many of our operations and the fair market value of the forward contracts to sell euros and purchase korunas at set rates held at our Czech Republic subsidiary.

Income Tax Expense
     Income tax expense of $8.8 million and $4.3 million for the three months ended September 30, 2008 and 2007, respectively, represents taxes on both U.S. and foreign earnings at an effective income tax rate of 30.0% and 26.3%, respectively. The lower tax rate in the third quarter of 2007 was primarily the result of an adjustment to decrease the 2007 annual effective tax rate to 31.0% from 34.1% due to the decision to not repatriate foreign excess cash to the U.S. in 2007, as originally planned, in order to fund future growth and acquisitions.
     Net Income
     As a result of the foregoing, reported net income for the three months ended September 30, 2008 and 2007 was $20.4 million and $12.1 million, respectively.
Results of Operations for the Nine Months Ended September 30, 2008 and 2007
     Sales
     Sales for the nine months ended September 30, 2008 were $556.9 million compared to $483.7 million for the nine months ended September 30, 2007, reflecting an increase of $73.2 million, or 15.1%. E&C segment sales were $231.0 million for the nine months ended September 30, 2008 compared with sales of $168.8 million for the same period in 2007, which represented an increase of $62.2 million, or 36.9%. This increase in sales resulted primarily from a more favorable project mix and higher throughput for both brazed aluminum and air cooled heat exchangers. Sales increases were also driven by continued growth in the liquefied natural gas (“LNG”) and natural gas segments of the hydrocarbon processing market. D&S segment sales increased $4.0 million, or 1.6%, to $252.4 million for the nine months ended September 30, 2008 from $248.4 million for the nine months ended September 30, 2007. Bulk storage system sales decreased $18.7 million and package gas system sales increased $18.4 million for the nine months ended September 30, 2008 compared to the same period in 2007. The decrease in bulk storage system sales was primarily due to continued reduction in U.S. bulk storage tank activity as a result of industry consolidation. This decrease was partially offset by the acquisition of Flow which accounted for $4.3 million of sales. The increase in package gas system sales was driven primarily by increased volume due to continued demand from the global industrial gas market. In addition, D&S segment sales benefited during the nine months ended September 30, 2008 from the strengthening of the euro, the Czech koruna and the Chinese yuan against the U.S. dollar compared to exchange rates during the same period in 2007. BioMedical segment sales increased $7.0 million, or 10.5%, to $73.5 million for the nine months ended September 30, 2008 compared to $66.5 million for the nine months ended September 30, 2007. Biological storage systems sales increased $5.6 million as a result of higher volume in domestic and international markets and favorable currency impact from euro denominated sales. Medical respiratory product sales increased $2.0 million due to higher volume in international markets. MRI and other product sales decreased $0.6 million due to lower volume.
     Gross Profit and Margin
     Gross profit for the nine months ended September 30, 2008 was $182.1 million, or 32.7% of sales, versus $136.5 million, or 28.2% of sales, for the nine months ended September 30, 2007 and reflected an increase of $45.6 million. E&C segment gross profit increased $42.5 million, and related margin increased 12.8 percentage points in the 2008 period compared to the 2007 period primarily due to improved project mix and execution, and relief from the unfavorable impact of the complex one-time, long-term installation projects, which reduced margins for the nine months ended September 30, 2007. In addition, performance incentives and change orders were earned on several projects during 2008 improving margins. Gross profit for the D&S segment decreased $2.6 million, and related margin decreased 1.5 percentage points, for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to lower sales volume and the timing of price increases versus material cost increases. BioMedical gross profit increased $5.6 million, and related margin increased 4.5 percentage points, for the nine months ended September 30, 2008 compared to the same period in 2007. The BioMedical gross profit margin increased in 2008 primarily due to higher sales volume, improved product mix, and favorable currency impact from euro denominated sales.
     SG&A
     SG&A expenses for the nine months ended September 30, 2008 were $76.2 million, or 13.7% of sales, versus $69.0 million, or 14.3% of sales, for the nine months ended September 30, 2007. SG&A expenses for the E&C segment were $19.1 million for the nine months ended September 30, 2008 compared to $14.1 million for the nine months ended September 30, 2007, an increase of $5.0 million. The increase for the E&C segment was primarily the result of higher employee-related expenses including variable incentive compensation due to improved operating performance as well as marketing and sales costs to support business growth. D&S segment SG&A expenses for the nine months ended

September 30, 2008 were $25.3 million compared to $21.5 million for the nine months ended September 30, 2007, an increase of $3.8 million. This increase was primarily attributable to higher employee-related expenses to support business growth and the acquisition of Flow in April 2008. SG&A expenses for the BioMedical segment were $9.6 million for the nine months ended September 30, 2008, an increase of $1.5 million compared to the nine months ended September 30, 2007. Corporate SG&A expenses for the nine months ended September 30, 2008 were $22.1 million compared to $25.3 million for the nine months ended September 30, 2007. This decrease of $3.2 million was largely attributable to $7.1 million in stock-based compensation expense related primarily to the vesting of performance-based options in conjunction with the secondary stock offering completed in June 2007 offset by increased employee-related, infrastructure and acquisition costs to support our overall business growth.
     Amortization Expense
     Amortization expense for the nine months ended September 30, 2008 was $8.2 million, or 1.5% of sales, compared to $8.3 million, or 1.7% of sales, for the nine months ended September 30, 2007. The decrease of $0.1 million was due to certain intangible assets being fully amortized during 2007 offset by the addition of intangible assets related to the acquisition of Flow in April 2008.
     Operating Income
     As a result of the foregoing, operating income for the nine months ended September 30, 2008 was $97.7 million, or 17.5% of sales, an increase of $39.2 million compared to operating income of $58.5 million, or 12.1% of sales, for the same period in 2007.
     Net Interest Expense
     Net interest expense for the nine months ended September 30, 2008 and 2007 was $13.9 million and $17.4 million, respectively. This decrease in interest expense of $3.5 million for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily attributable to decreased long-term debt outstanding as a result of a voluntary principal payment of $40.0 million made on the Term Loan portion of our Senior Credit Facility, funded primarily by proceeds from the secondary stock offering completed in June 2007. Lower interest rates on our Senior Credit Facility during the nine months ended September 30, 2008 as well as higher interest income resulting from higher average cash balances also contributed to the decrease in net interest expense.
     Other Expenses and Income
     For the nine months ended September 30, 2008, foreign currency losses were $0.4 million as compared to gains of $0.2 million for the same period in 2007. The majority of these currency losses occurred in euro denominated transactions that occur at many of our operations as the euro weakened against the dollar during the third quarter of 2008.
     Income Tax Expense
     Income tax expense of $24.6 million and $12.4 million for the nine months ended September 30, 2008 and 2007, respectively, represents taxes on both domestic and foreign earnings at an annual effective income tax rate of 30.0% and 31.0%, respectively. The decrease in the effective income tax rate was primarily due to an increase in the amount of foreign investment credits, a decrease in enacted tax rates in certain foreign countries and lower effective domestic state tax rates. In addition, during May 2008, the Internal Revenue Service completed an examination of the Company’s U.S. income tax returns for 2004 and 2005. As a result, the Company’s unrecognized tax benefits decreased resulting in an income tax benefit of $0.2 million which reduced that quarter’s effective tax rate.
     Net Income
     As a result of the foregoing, net income for the nine months ended September 30, 2008 and 2007 was $57.3 million and $27.7 million, respectively.

Liquidity and Capital Resources
     Debt Instruments and Related Covenants
     As of September 30, 2008, the Company had $80.0 million outstanding under the Term Loan portion of the Senior Credit Facility, $163.2 million outstanding under the Subordinated Notes and $33.9 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility. The Company is in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. Availability on the revolving portion of the Senior Credit Facility was $81.1 million at September 30, 2008 assuming Lehman honors their $5.0 million commitment. See Note B, Debt and Credit Arrangements in the financial statements for further discussion.
     During the three months ended September 30, 2008, the Company repurchased and retired $6.8 million of its Subordinated Notes in open market purchases.
     On October 5, 2008, Lehman Commercial Paper Inc (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc. and a lender under the revolving portion of the Senior Credit Facility (“Revolver”), filed for bankruptcy protection in Chapter 11 of the United States Bankruptcy Code. LCPI provides $5.0 million in commitments, or approximately 4.3% of total commitments, on the Revolver. It remains uncertain at this time whether LCPI will honor its obligations under the Senior Credit Facility. Accordingly, until such time as the Company can determine the likelihood of LCPI funding its share of the Revolver, the total borrowing capacity under the Revolver may be limited to $110.0 million. The potential loss of the $5.0 million in effective capacity is not expected to have a material adverse effect on meeting the liquidity and capital resource needs of the Company.
     Sources and Use of Cash
     Cash provided by operations for the nine months ended September 30, 2008 was $86.8 million compared with cash provided by operations of $54.2 million for the nine months ended September 30, 2007. The change in cash provided by operations in the 2008 period was attributable to higher net income and an increase in customer advances due to the timing of progress billings under existing contracts with customers. These factors were partially offset by increased inventory to support business growth.
     Cash used in investing activities for the nine months ended September 30, 2008 was $28.7 million compared to $17.2 million for the nine months ended September 30, 2007. Capital expenditures for the nine months ended September 30, 2008 were $9.3 million compared with $15.6 million for the nine months ended September 30, 2007. Capital expenditures for the 2008 period were primarily for the D&S segment facility expansions and improvements mainly in China and the Czech Republic to support business growth. Capital expenditures in the same period in 2007 were primarily for the E&C segment brazed aluminum heat exchanger facility expansion in La Crosse, Wisconsin and the expansion of the D&S manufacturing facility in China. For the nine months ended September 30, 2008, $18.8 million of cash, net of cash acquired, was used to purchase Flow Instruments & Engineering GmbH and $0.6 million was contributed to a joint venture in Saudi Arabia for the manufacture of air cooled heat exchangers. Also, for the nine months ended September 30, 2007, $1.6 million of cash was used to purchase the remaining minority interest in the Company’s Czech Republic subsidiary, Chart Ferox a.s.
     For the nine months ended September 30, 2008, cash used by financing activities was $4.1 million primarily due to $6.8 million in cash used to purchase a portion of our outstanding Subordinated Notes in September 2008 on the open market offset by cash received from the exercise of stock options. For the nine months ended September 30, 2007, cash provided by financing activities was $4.8 million which included $38.1 million in net proceeds we received from the secondary stock offering offset by a $40.0 million voluntary principal prepayment under the Term Loan portion of our Senior Credit Facility, $3.5 million in proceeds from the exercise of stock options and $1.3 million in contributions to fund the joint venture in China.
     Cash Requirements
     As of September 30, 2008, the Company had $148.9 million in cash and cash equivalents. The Company does not anticipate any unusual cash requirements for working capital needs, but expects to use $4.0 to $8.0 million of cash for capital expenditures for the remainder of 2008. A significant portion of the capital expenditures are expected to be used for continued automation and maintenance at existing facilities.
     The Company expects to consider making acquisitions as part of its strategic growth initiatives and expects to fund these acquisitions with cash, debt or stock. For the remaining three months of 2008, cash requirements for debt service are forecasted to be approximately $8.6 million for scheduled interest payments under our Senior Credit Facility and the Subordinated Notes. We are not required to make any scheduled principal payments during the remaining three months of 2008 under the Term Loan portion of the Senior Credit Facility or Subordinated Notes, but we will consider making voluntary principal payments on our Senior Credit Facility. We may continue to purchase a portion of our outstanding Subordinated Notes through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and our debt covenants. For the remainder of 2008, we expect to use approximately $9.0 million of cash for both U.S. and foreign income taxes.
Orders and Backlog
     We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and it is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties. Backlog as of September 30, 2008 was $461.8 million compared to $498.1 million as of June 30, 2008.
     The following table sets forth orders and backlog by segment for the periods indicated:

	Three Months Ended
	September 30,	June 30,	March 31,
	2008	2008	2008
Orders
Energy and Chemicals	$46,264	$84,989	$51,071
Distribution and Storage	93,817	115,422	91,050
BioMedical	23,706	26,656	22,745

Total	$163,787	$227,067	$164,866

Backlog
Energy and Chemicals	$308,891	$341,574	$334,793
Distribution and Storage	144,248	146,507	124,175
BioMedical	8,631	10,056	9,972

Total	$461,770	$498,137	$468,940

     E&C orders for the three months ended September 30, 2008 were $46.3 million compared to $85.0 million for the three months ended June 30, 2008, a decrease of $38.7 million, or 45.5%. E&C backlog totaled $308.9 million at September 30, 2008 compared to $341.6 million at June 30, 2008. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter.
     D&S orders for the three months ended September 30, 2008 were $93.8 million compared to $115.4 million for the three months ended June 30, 2008. D&S backlog totaled $144.2 million at September 30, 2008 compared to $146.5 million at June 30, 2008. D&S orders during the quarter ended June 30, 2008 included several large engineered tank orders for the global industrial gas market which substantially improved order intake during that quarter.
     BioMedical orders for the three months ended September 30, 2008 were $23.7 million compared to $26.7 million for the three months ended June 30, 2008. BioMedical backlog at September 30, 2008 totaled $8.6 million compared to $10.1 million at June 30, 2008. The decrease in orders of $3.0 million, or 11.2%, was primarily due to timing of medical respiratory orders which were extremely strong during the second quarter of 2008 after being negatively impacted during the first quarter of 2008 by elections and potential regulatory changes in certain foreign markets. Orders have returned to more normal levels during the third quarter.

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
Forward-Looking Statements
     The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue,” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2007), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:
•	the cyclicality of the markets that we serve and the vulnerability of those markets to economic downturns;

•	current disruptions in the financial and credit markets, including the bankruptcy or restructuring of certain financial institutions;

•	the loss of, or a significant reduction in purchases by, our largest customers;

•	competition in our markets;

•	general economic, political, business and market risks associated with our global operations;

•	our ability to successfully manage our growth;

•	the loss of key employees;

•	the pricing and availability of raw materials and our ability to manage our fixed-price contract exposure, including exposure to fixed pricing in long-term customer contracts;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	our ability to continue our technical innovation in our product lines;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the costs of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	litigation and disputes involving us, including the extent of product liability, fixed-price contract, repairs, warranty, pension and severance claims asserted against us;

•	labor costs and disputes and our relations with our employees;

•	fluctuations in foreign currency exchange and interest rates;

•	disruptions in our operations due to hurricanes or other severe weather;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	regulations governing the export of our products;

•	additional liabilities related to taxes;

•	regulations governing the sale of our products to the U.S. government; and

•	risks associated with our substantial indebtedness, leverage, debt service and liquidity.
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
     The Company’s primary interest rate risk exposure results from the various floating rate pricing mechanisms on the Senior Credit Facility. If interest rates were to increase 200 basis points (2 percent) from September 30, 2008 rates, and assuming no changes in debt from the September 30, 2008 levels, the additional annual expense would be approximately $1.6 million on a pre-tax basis.
     The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the euro, the British pound, the Czech koruna and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are one year or less. The Company held immaterial positions in foreign exchange forward contracts at September 30, 2008.
Item 4. Controls and Procedures
     As of September 30, 2008, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Company is updating those risk factors by adding the risk factor below to highlight the risks that the current global credit crisis presents to the Company.
Disruptions in the financial and credit markets may adversely impact the availability and cost of credit and the spending of our customers and end users, which could adversely affect our business, results of operations and financial condition.
As noted in the discussions of other risks that we face, demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end users. Decreased capital and maintenance spending could have a material adverse effect on the demand for our products and our business, results of operations and financial condition. Disruptions in the financial markets, including the bankruptcy or restructuring of certain financial institutions, may adversely impact the availability of credit already arranged and the availability and cost of credit in the future, which could result in the delay or cancellation of projects or capital programs on which our business depends. In addition, the disruptions in the financial markets may also have an adverse impact on regional economies or the world economy, which could negatively impact the capital and maintenance expenditures of our customers and end users. There can be no assurance that government responses to the disruptions in the financial markets will restore confidence, stabilize markets or increase liquidity and the availability of credit. These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, or their ability to pay for our products and services after purchase.
Item 6. Exhibits
The following exhibits are filed with this report:
10.1	Forms of Stock Award Agreement and Deferral Election Form (for Non-Employee Directors) under the Amended and Restated chart Industries, Inc. 2005 Stock Incentive Plan, effective July 1, 2008

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)
Date: October 31, 2008	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) (Duly Authorized Officer)