Form 10-K
period 2008-12-31
CHART INDUSTRIES INC
filed 2009-02-25
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-11442

CHART INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	34-1712937
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Infinity Corporate Centre Drive,
Suite 300, Garfield Heights, Ohio	44125-5370
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(440) 753-1490

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of $48.64 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,365,225,769.

As of February 15, 2009, there were 28,403,391 outstanding shares of the Company’s common stock, par value $0.01 per share.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 19, 2009 (the “2009 Proxy Statement”).

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2008.

PART I

Item 1.	Business.

THE COMPANY

Overview

Chart Industries, Inc. (the “Company,” “Chart” or “we”) is a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases, based on our sales and the estimated sales of our competitors. We supply engineered equipment used throughout the global liquid gas supply chain. The largest portion of end-use applications for our products is energy-related, accounting for approximately 62% of sales and 56% of orders in 2008, and 82% of backlog at December 31, 2008. We are a leading manufacturer of standard and engineered equipment primarily used for low-temperature and cryogenic applications. We have developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit). The majority of our products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and end-use of hydrocarbon and industrial gases.

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

We have attained this position by capitalizing on our low-cost global manufacturing footprint, technical expertise and know-how, broad product offering, reputation for quality, and by focusing on attractive, growing markets. We have an established sales and customer support presence across the globe and low cost manufacturing operations in the United States, Central Europe and China. For the years ended December 31, 2008, 2007, and 2006, we generated sales of $744.3 million, $666.4 million, and $537.5 million, respectively.

The following charts show the proportion of our revenues generated by each operating segment as well as our estimate of the proportion of revenue generated by end-user for the year ended December 31, 2008.

Segments and Products

We operate in three segments: (i) Energy & Chemicals or E&C, (ii) Distribution and Storage or D&S and (iii) BioMedical. While each segment manufactures and markets different cryogenic equipment and systems to distinct end-users, they all share a reliance on our heat transfer and low temperature storage know-how and expertise. The E&C and D&S segments manufacture products used primarily in energy-related and general industrial applications, such as the separation, liquefaction, distribution and storage of hydrocarbon and industrial gases. Through our BioMedical segment, we supply cryogenic equipment used in the storage and distribution of biological materials and oxygen, used primarily in the medical, biological research and animal breeding industries. Further information about these segments is located in Note K to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Energy and Chemicals Segment

Our principal products within the E&C segment, which accounted for 42% of sales for the year ended December 31, 2008, are focused on engineered equipment and systems for the energy and chemicals markets, primarily heat exchangers, Core-in-Kettles®, cold boxes, process systems and LNG vacuum insulated pipe. These products are used by major natural gas, petrochemical processing and industrial gas companies in the production of their products. Our products in the E&C segment include the following:

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

Our principal competitors for brazed aluminum heat exchangers are Linde, Sumitomo, Kobe and Nordon, and we face competition from a variety of competitors for air cooled heat exchangers. Management believes that we are the only producer of large brazed aluminum heat exchangers in the United States and that we are a leader in the global cryogenic heat exchanger market. Major customers for our heat exchangers in the industrial gas market include Air Liquide, Air Products and Praxair. In the hydrocarbon processing market, major customers and end-users include BP, ExxonMobil, Saudi Aramco, ConocoPhillips and contractors such as JGC, Bechtel, Jacobs, Kellogg Brown Root or KBR, Technip, ABB Lummus, Toyo, Shaw Stone and Webster and Samsung.

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

LNG Vacuum Insulated Pipe

This product line consists of vacuum insulated pipe, or VIP, used for LNG transportation within both export and import terminals. This is expected to be a long-term growth market despite the current global economic crisis as new LNG infrastructure is added around the world. LNG VIP is fabricated to order with projects varying in size from $500,000 to $25 million. Our competitors in the LNG VIP market include Technip and ITP. In general, our customers are the major EPC firms, such as Technip and Bechtel. LNG VIP competes directly with mechanically insulated pipe which takes longer to install and requires higher maintenance over its life.

Distribution and Storage Segment

Through our D&S segment, which accounted for 45% of our sales for the year ended December 31, 2008, we are a leading supplier of cryogenic equipment to the global bulk and packaged industrial gas markets. Demand for the products supplied by this segment is driven primarily by the significant installed base of users of cryogenic liquids as well as new applications and distribution technologies for cryogenic liquids. Our products span the entire spectrum of the industrial gas market from small customers requiring cryogenic packaged gases to large users requiring custom engineered cryogenic storage systems. Our products in the D&S segment include the following:

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

Cryogenic Packaged Gas Systems

We are a leading supplier of cryogenic packaged gas systems of various sizes ranging from 160 liters to 2,000 liters. Cryogenic liquid cylinders are used extensively in the packaged gas industry to allow smaller quantities of liquid to be easily delivered to the customers of industrial gas distributors on a full-for-empty or fill-on-site basis. Principal customers for our liquid cylinders are the same global industrial gas producers and the North American industrial gas distributors who purchase our cryogenic bulk storage systems. We compete on a worldwide basis primarily with Taylor-Wharton in this product area. We have developed two technologies in the packaged gas product area: ORCA Micro-Bulk systems and Tri-fecta® Laser Gas assist systems. ORCA Micro-Bulk systems bring the ease of use and distribution economics of bulk gas supply to customers formerly supplied by high pressure or cryogenic liquid cylinders. The ORCA Micro-Bulk system is the substantial market leader in this growing product line. The Tri-fecta® Laser Gas assist system was developed to meet the “assist gas” performance requirements for new high powered lasers being used in the metal fabrication industry.

Cryogenic Systems and Components

Our line of cryogenic components, including VIP, engineered bulk gas installations, specialty liquid nitrogen end-use equipment and cryogenic flow meters are recognized in the market for their reliability, quality and performance. These products are sold to industrial gas producers, as well as to a diverse group of distributors, resellers and end users. We compete with a number of suppliers of cryogenic systems and components, including Acme Cryogenics, Vacuum Barrier Corporation and others.

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

Cryogenic Services

We operate locations in the United States and Europe providing installation, service, repair and maintenance of cryogenic products including storage tanks, liquid cylinders, cryogenic trailers, cryogenic pumps, cryogenic flow meters and VIP.

BioMedical Segment

The BioMedical segment, which accounted for 13% of our sales for the year ended December 31, 2008, consists of various product lines built around our core competencies in cryogenics, but with a focus on the respiratory and biological users of the liquids and gases instead of the large producers and distributors of cryogenic liquids. Our products in the BioMedical segment include the following:

Respiratory Products

Our respiratory oxygen product line is comprised of a limited range of medical respiratory products, including liquid oxygen systems and ambulatory oxygen systems, both of which are used for the in-home supplemental oxygen treatment of patients with chronic obstructive pulmonary diseases, such as bronchitis, emphysema and asthma.

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

Our primary competitor in the respiratory products line is the Puritan-Bennett brand product of Covidien AG, or Covidien. We believe that competition for liquid oxygen systems is based primarily upon product quality, performance, reliability, ease-of-service and price and we focus our marketing strategies on these considerations.

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

The significant competitors for biological storage systems include a few large companies worldwide, such as Taylor-Wharton, Air Liquide and Ind-Burma Petroleum Company, or IBP. These products are sold through multiple channels of distribution specifically applicable to each market sector. The distribution channels range from highly specialized cryogenic storage systems providers to general supply and catalogue distribution operations to breeding service providers. Historically, competition in this field has been focused on design, reliability and price. Alternatives to vacuum insulated containment vessels include mechanical, electrically powered refrigeration.

MRI Components

The basis of the MRI technique is that the magnetic properties of certain nuclei of the human body can be detected, measured and converted into images for analysis. MRI equipment uses high-strength magnetic fields, applied radio waves and high-speed computers to obtain cross-sectional images of the body. The major components of the MRI assembly are a series of concentric thermal shields and a supercooled electromagnet immersed in a liquid helium vessel, a cryostat, that maintains a constant, extremely low temperature (4 kelvin; -452° Fahrenheit) to achieve superconductivity. We manufacture large cryostats, various cryogenic interfaces, electrical feed-throughs and various other MRI components that are used to transfer power and/or cryogenic fluids from the exterior of the MRI unit to the various layers of the cryostat and superconducting magnet. We currently sell all of our MRI components to General Electric or GE, a leading worldwide manufacturer of MRI equipment.

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

Backlog

The dollar amount of our backlog as of December 31, 2008, 2007 and 2006 was $398.8 million, $475.3 million and $319.2 million, respectively. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large products, particularly in the E&C segment, and the amount of backlog at December 31, 2008 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel all or part of the order at times potentially subject to the payment of certain costs and/or penalties. For further information about our backlog, including backlog by segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers

We sell our products primarily to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing industries in countries throughout the world. Sales to Air Liquide in 2008 and 2007 represented approximately 10% of our consolidated sales each year. No single customer exceeded 10% of consolidated sales in 2006. Sales to our top ten customers accounted for 48%, 45% and 42% of consolidated sales in 2008, 2007 and 2006, respectively. Our sales to particular customers fluctuate from period to period, but the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of revenue for us. Our supply contracts are generally contracts for “requirements” only. While our customers may be obligated to purchase a certain percentage of their supplies from us, there are generally no minimum requirements. Also, many of our contracts may be cancelled on as little as one month’s notice. To minimize credit risk from trade receivables, we review the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitor the financial condition of customers to help ensure timely collections and to minimize losses. In addition, for certain domestic and foreign customers, particularly in the E&C segment, we require advance payments, letters of credit and other such guarantees of payment. Certain customers also require us to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order. We believe our relationships with our customers are generally good.

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

Raw Materials and Suppliers

We manufacture most of the products we sell. The raw materials used in manufacturing include aluminum products (including sheets, bars, plate and piping), stainless steel products (including sheets, plates, heads and piping), palladium oxide, carbon steel products (including sheets, plates and heads), 9% nickel steel products (including heads and plates), valves and gauges and fabricated metal components. Most raw materials are available from multiple sources of supply. We believe our relationships with our raw material suppliers and other vendors are generally good. During 2007 and the first part of 2008, the commodity metals we use experienced significant cost increases. We have generally been able to recover these cost increases through product price increases and surcharges in our contracts with customers. During the last three months of 2008, there has been a steady decline in these commodity costs, reversing some of the increases experienced the previous two years. Subject to certain risks related to our suppliers as discussed herein under Item 1A. “Risk Factors,” we foresee no acute shortages of any raw materials that would have a material adverse effect on our operations.

Employees

As of January 31, 2009, we had 2,945 employees, including 1,905 domestic employees and 1,040 international employees. These employees consisted of 973 salaried, 419 bargaining unit hourly and 1,553 non-bargaining unit hourly.

We are a party to one collective bargaining agreement with the International Association of Machinists and Aerospace Workers covering 419 employees at our La Crosse, Wisconsin heat exchanger facility. In February 2007, we entered into a new three-year agreement to replace the previous agreement, which expired at that time. We have experienced a work stoppage in the recent past that had no material impact on the Company, and we continue to believe that our relationships with our employees are generally good.

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

For example, certain of our core businesses underperformed in the years prior to 2004 due to a general downturn in capital spending in the global and domestic industrial gas markets. While we experienced growth in demand from 2003 until 2008 in the global hydrocarbon and industrial gas markets, we have recently experienced a decline in orders and our businesses’ performance may be worse in the future. For example, we have recently experienced a decline in the receipt of large LNG liquefier and GTL projects and significant industrial projects resulting first from industry cost growth, constrained resources and local political uncertainty and more recently resulting from the uncertainty associated with the global credit crisis and economic downturn.

The recent global economic and financial crisis has had and will continue to have a negative effect on our business, financial condition and results of operations.

The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and reduced corporate profits and capital spending, all of which has had and will continue to have a negative effect on our business, results of operations and financial condition. Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end users. The current economic conditions have reduced the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, and may reduce their ability to pay for our products and services after purchase, whether as a result of possible customer insolvencies or otherwise. Similarly, our suppliers may not be able to supply us with needed raw materials or components on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand, fulfill our contractual obligations or affect our gross margins. See “— We depend on the availability of certain key supplies and services; if we experience difficulty with a supplier, we may have difficulty funding alternative sources of supply.” We cannot predict the timing or duration of the global economic crisis or the timing or strength of any subsequent economic recovery. If the economy or markets in which we operate experience continued weakness at current levels or deteriorate further, our business, financial condition and results of operations will be materially and adversely impacted.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenues and profitability.

Sales to Air Liquide accounted for approximately 10% of our total sales for the year ended December 31, 2008 and a small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers accounted for 48%, 45% and 42% of consolidated sales in 2008, 2007 and 2006, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. While our sales to particular customers fluctuate from period to period, the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of revenue for us.

The loss of any of our major customers or a decrease or delay in orders or anticipated spending by such customers could materially reduce our revenues and profitability. Our largest customers could also engage in business combinations, which could increase their size, reduce their demand for our products as they recognize synergies or rationalize assets and increase or decrease the portion of our total sales concentration to any single customer. For example, Linde and BOC engaged in a business combination in 2006 which reduced our sales concentration to these customers.

Recent decreases in the market prices of oil and natural gas may decrease demand for some of our products and cause downward pressure on the prices we charge, which could materially and adversely affect our business, financial condition and results of operations.

A significant amount of our sales are to customers in the energy production and supply industry. We estimate that 62% of our revenue for the year ended December 31, 2008 was generated by end-users in the energy industry. Accordingly, demand for a significant portion of our products depends upon the level of capital expenditure by companies in the oil and gas industry, which depends, in part, on energy prices. In recent years, the prices of oil and natural gas have been historically high, but since August 2008, the prices have declined significantly. The downturn in energy production activities and commodity prices has adversely affected the demand for some of our products and could continue to do so if there is a sustained decline in energy prices. In addition, there can be no assurance that the current level of energy prices will not decline further. Any significant decline in the capital expenditures of our customers, whether due to a decrease in the market price of energy or otherwise, may decrease demand for our products and cause downward pressure on the prices we charge. Accordingly, if the energy production and supply industry experiences continued weakness at current levels or deteriorates further, our business, financial condition and results of operations could be materially and adversely affected.

Our backlog is subject to modification or termination of orders, which could negatively impact our sales.

Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. The dollar amount of backlog as of December 31, 2008 was $398.8 million. Our backlog can be significantly affected by the timing of orders for large products, particularly in our E&C segment, and the amount of our backlog at December 31, 2008 is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Although in the last few years the amount of modifications and terminations of our orders has not been material compared to our total contract volume and is partially offset by cancellation penalties, customers can, and sometimes do, terminate or modify these orders. We have experienced an increase in order cancellations since the onset of the global financial crisis in the fall of 2008. We cannot predict whether cancellations will accelerate or diminish in the future as the global financial crisis and economic downturn unfolds. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.

We depend on the availability of certain key supplies and services; if we experience difficulty with a supplier, we may have difficulty finding alternative sources of supply.

The cost, quality and availability of raw materials and certain specialty metals used to manufacture our products are critical to our success. The materials and components we use to manufacture our products are sometimes custom made and may be available only from a few suppliers, and the lead times required to obtain these materials and components can often be significant. We rely on sole suppliers or a limited number of suppliers for some of these materials, including special grades of aluminum used in our brazed aluminum heat exchangers. While we have not historically encountered problems with availability, this does not mean that we will continue to have timely access to adequate supplies of essential materials and components in the future or that supplies of these materials and components will be available on satisfactory terms when needed. If our vendors for these materials and components are unable to meet our requirements, fail to make shipments in a timely manner or ship defective materials or components, we could experience a shortage or delay in supply, which would adversely affect our results of operations and negatively impact our cash flow and profitability.

We may be unable to compete successfully in the highly competitive markets in which we operate.

Although many of our products serve niche markets, a number of our direct and indirect competitors in these markets are major corporations, some of which have substantially greater technical, financial and marketing resources than we, and other competitors may enter these markets. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales and earnings. Companies, or their divisions, that operate in our industry include Air Products, Kobe, Linde, Nordon, Covidien, Sumitomo and Taylor-Wharton. Additionally, we compete with several suppliers owned by global industrial gas producers and many smaller fabrication-only facilities around the world. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending on research and development, and marketing and sales, any of which could materially reduce our revenues, profitability or both. Moreover, during an industry downturn, customers who typically outsource their need for cryogenic systems to us may use their excess capacity to produce such systems themselves. We also compete in the sale of a limited number of products with certain of our major customers.

As a global business, we are exposed to economic, political and other risks in different countries which could materially reduce our revenues, profitability or cash flows, or materially increase our liabilities.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. In 2008, 65% of our sales were made in international markets. Our future results could be harmed by a variety of factors, including:

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

Our international operations also depend upon favorable trade relations between the United States and those foreign countries in which our customers and suppliers have operations. A protectionist trade environment in either the United States or those foreign countries in which we do business or sell products, such as a change in the current tariff structures, export compliance, government subsidies or other trade policies, may materially and adversely affect our ability to sell our products in foreign markets.

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

If we are unable to effectively control our costs while maintaining our customer relationships and core resources, our business, results of operations and financial condition could be adversely affected.

It is critical for us to appropriately align our cost structure with prevailing market conditions, to minimize the effect of economic downturns on our operations, and in particular, to continue to maintain our customer relationships, core resources and manufacturing capacity while protecting profitability and cash flow. If we are unable to align our cost structure in response to such downturns on a timely basis, or if such implementation has an adverse impact on our business or prospects, then our financial condition, results of operations and cash flows may be negatively affected.

Conversely, adjusting our cost structure to fit economic downturn conditions may have a negative effect on us during an economic upturn or periods of increasing demand for our products. If we have too aggressively reduced our costs, we may not have sufficient engineering or manufacturing resources to capture new orders and meet customer demand. If, for example, during periods of escalating demand for our products, we were unable to add engineering, inventory and production capacity quickly enough to meet the needs of our customers, they may turn to other suppliers making it more difficult for us to retain their business. Similarly, if we are unable for any other reason to meet production or delivery schedules, particularly during a period of escalating demand, our relationships with our key customers could be adversely affected. If we are unable to effectively manage our resources and capacity to capitalize on periods of economic upturn, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to successfully manage our planned operational expansions, it may place a significant strain on our management and administrative resources and lead to increased costs and reduced profitability.

We expect to continue to expand our operations in the United States and abroad, particularly in China, the Middle East and the United States in markets where we perceive the opportunity for profitable expansion. Our ability to operate our business successfully and implement our strategies depends, in part, on our ability to allocate our resources optimally in each of our facilities in order to maintain efficient operations as we expand. Ineffective management of our growth could cause manufacturing inefficiencies, increase our operating costs, place significant strain on our management and administrative resources and prevent us from implementing our business plan.

For example, we have invested or plan to invest approximately $15 million in new capital expenditures in the United States and China in 2009 and 2010 related to the expected growth of selective parts of Biomedical, E&C and D&S segments. If we fail to implement these capital projects in a timely and effective manner, we may lose the opportunity to obtain some customer orders. Even if we effectively implement these projects, the orders needed to support the capital expenditure may not be obtained, may be delayed, or may be less than expected, which may result in sales or profitability at lower levels than anticipated. For example, while we invested significantly in the expansion of our E&C segment in recent years, we experienced delay in some of the orders initially anticipated to support the cold box portion of that expansion, which resulted in the underutilization of some of our capacity. In addition, potential cost overruns, delays or unanticipated problems in any capital expansion could make the expansion more costly than originally predicted.

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

The commodity metals we use, including aluminum and stainless steel, have experienced significant fluctuations in price in recent years. Prices rose quickly in the period prior to the present global economic downturn, and many prices have subsequently declined since the onset of the economic downturn. On average, over half of our cost of sales has historically been represented by the cost of commodities metals. We have generally been able to recover the cost increases through price increases to our customers; however, during periods of rising prices of raw materials, we may be unable to pass a portion of such increases on to our customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in raw material prices could result in lower revenues and profitability.

In addition, a substantial portion of our sales has historically been derived from fixed-price contracts for large system projects, which may involve long-term fixed price commitments to customers. We have experienced difficulties in executing contracts of this kind. In the past, for example, we executed two large projects each involving over $30 million of revenue on which our margins deteriorated significantly. On one of these projects, we experienced significant cost overruns that resulted in significant project losses. The other project was disrupted by a storm and related damage, and the customer made the decision to repair the damage through costly purchases of new replacement materials and required us to share responsibility for these and other repairs.

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

A component of our business strategy is the acquisition of businesses that complement our existing products and services. Such a strategy involves the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. In addition, any acquisitions of foreign business may increase our exposure to certain risks inherent in doing business outside the United States.

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

As of December 31, 2008, we had goodwill and indefinite-lived intangible assets of $296.1 million, which represented approximately 33% of our total assets. The value of these assets may increase in the future if we complete acquisitions as part of our overall business strategy. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually on October 1st or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Our stock price has declined significantly since mid-2008, which increases the risk of goodwill impairment if the price of our stock does not recover. To test for impairment, a model to estimate the fair market value of our reporting segments has been developed. This fair market value model incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates and our judgment regarding the applicable discount rates to use to discount those estimated operating results and cash flows. If an impairment is determined to exist, it may result in a significant non-recurring non-cash charge to earnings and lower shareholders’ equity.

Fluctuations in exchange and interest rates may affect our operating results.

Fluctuations in the value of the U.S. dollar may decrease our sales or earnings. Because our consolidated financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. We also bid for certain foreign projects in U.S. dollars or euros. If the U.S. dollar or euro strengthens relative to the value of the local currency, we may be less competitive on those projects. In addition, our debt service requirements are primarily in U.S. dollars and a portion of our cash flow is generated in euros or other foreign currencies. Significant changes in the value of the foreign currencies relative to the U.S. dollar could limit our ability to meet interest and principal payments on our debt and impair our financial condition.

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

In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enters into either a purchase or a sales transaction using a currency other than the functional currency of the transacting entity. Given the volatility of exchange rates, we may not be able to effectively manage our currency and/or translation risks. Volatility in currency exchange rates may decrease our revenues and profitability and impair our financial condition. We have purchased and may continue to purchase foreign currency forward buy and sell contracts to manage the risk of adverse currency fluctuations and if the contracts are inconsistent with currency trends we could experience exposure related to foreign currency fluctuations.

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

Due to the high pressures and low temperatures at which many of our products are used, the inherent risks associated with concentrated industrial and hydrocarbon gases, and the fact that some of our products are relied upon by our customers or end users in their facilities or operations, or are manufactured for relatively broad industrial, transportation or consumer use, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in death, bodily injury, property damage or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We are subject to claims from time to time, some of which are substantial but none of which historically have had a material adverse effect on our financial condition or results of operations, and we may be subject to claims in the future. Although we currently maintain product liability coverage, which we believe is adequate for the continued operation of our business, such insurance may become difficult to obtain or be unobtainable in the future on terms acceptable to us and generally does not cover warranty claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions, in excess of our insurance coverage or a significant warranty claim or series of claims against us could materially decrease our liquidity and impair our financial condition.

Increases in labor costs, potential labor disputes and work stoppages at our facilities could materially decrease our revenues and profitability.

Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of January 31, 2009, we had 2,945 employees, including 973 salaried, 419 bargaining unit hourly and 1,553 non-bargaining unit hourly employees. Employees represented by a union are subject to one collective bargaining agreement in the United States that expires in February 2010. We have experienced one work stoppage in the recent past. If we are unable to enter into new, satisfactory labor agreements with our unionized employees when necessary in the future or other labor controversies or union organizing efforts arise, we could experience a significant disruption to our operations, lose business or experience an increase in our operating expenses, which could reduce our profit margins.

In 2007, the Employee Free Choice Act of 2007: H.R. 800 (“EFCA”) was passed in the U.S. House of Representatives. The EFCA would amend the National Labor Relations Act, among other ways, by making it easier for unions to organize and by increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act. This bill or a variation of it could be enacted in the future. Having a larger percentage of our workforce unionized could cause an increase in our operating expenses and have an adverse impact on our business.

Our operations could be impacted by the effects of hurricanes or other severe weather, which could be more severe than the damage and impact that our Louisiana operations encountered from hurricanes in 2005 and 2008.

Some of our operations, including our operations in New Iberia, Louisiana and Houston, Texas, are located in geographic regions and physical locations that are susceptible to physical damage and longer-term economic disruption from hurricanes or other severe weather. We also could make significant capital expenditures in hurricane-susceptible or other severe weather locations from time to time. These weather events can disrupt our operations, result in damage to our properties and negatively affect the local economy in which these facilities operate. In early September 2008, for example, our New Iberia, Louisiana facility was forced to close as a result of heavy rainfall, evacuations, strong winds and power outages resulting from Hurricane Gustav. Two weeks after Hurricane Gustav, winds and flooding from Hurricane Ike damaged New Iberia, Louisiana, Houston, Texas and The Woodlands, Texas operations and offices, and those facilities were also closed for a period of time. In 2005, our New Iberia operations encountered damage and were disrupted from the storm surge and flooding caused by Hurricane Rita. Future hurricanes or other severe weather may cause production or delivery delays as a result of the physical damage to the facilities, the unavailability of employees and temporary workers, the shortage of or delay in receiving certain raw materials or manufacturing supplies and the diminished availability or delay of transportation for customer shipments, any of which may have an adverse affect on our revenues and profitability. Although we maintain insurance subject to certain deductibles, which may cover some of our losses, that insurance may become unavailable or prove to be inadequate.

Our pension plan is currently underfunded.

Certain U.S. hourly and salaried employees are covered by our defined benefit pension plan. The plan has been frozen since February 2006. As of December 31, 2008, the projected benefit obligation under our pension plan was approximately $40.7 million and the value of the assets of the plan was approximately $25.5 million, resulting in our pension plan being underfunded by approximately $15.2 million. As of December 31, 2007, our pension obligations were underfunded by approximately $4.2 million. We attribute the increase in the amount of underfunding since December 31, 2007 to lower returns earned on our pension investments in 2008. If the performance of the assets in our pension plan do not meet our expectations or if other actuarial assumptions are modified, our required pension contributions for future years could be higher than we expect, which may negatively impact our results of operations, cash flows and financial condition.

If we are unable to continue our technological innovation in our business and successful introduction of new commercial products, our profitability could be adversely affected.

The industries we serve, including the energy, industrial gas and biomedical industries, experience periodic technological change and product improvement. Manufacturers periodically introduce new generations of products or require new technological capacity to develop customized products or respond to industry developments or needs. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in our markets, as well as our ability to acquire new product technology or fund and successfully develop, manufacture and market products in this constantly changing environment. We must continue to identify, develop, manufacture and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and competitive position. We may not be successful in acquiring and developing new products or technology and any of our new products may not be accepted by our customers. If we fail to keep pace with evolving technological innovations in the markets we serve, our profitability may decrease.

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

We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. A failure to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. The patents in our patent portfolio are scheduled to expire between 2009 and 2027.

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

Although it is our intention to avoid infringing or otherwise violating the intellectual property rights of others, third parties may nevertheless claim (and in the past have claimed) that our processes and products infringe their intellectual property and other rights. For example, a third party has claimed that we may infringe certain patents related to cryogenic pipe technology and may have breached an undertaking relating to same, although we believe that these claims are without merit. In addition, our BioMedical business manufactures products for relatively broad consumer use, is actively marketing these products in multiple jurisdictions internationally and risks infringing technologies that may be protected in one or more of these international jurisdictions as the scope of our international marketing efforts expands. Our strategies of capitalizing on growing international demand as well as developing new innovative products across multiple business lines present similar infringement claim risks both internationally and in the United States as we expand the scope of our product offerings and markets. We compete with other companies for contracts in some small or specialized industries, which increases the risk that the other companies will develop overlapping technologies leading to an increased possibility that infringement claims will arise. Whether or not these claims have merit, we may be subject to costly and time-consuming legal proceedings, and this could divert our management’s attention from operating our businesses. In order to resolve such proceedings, we may need to obtain licenses from these third parties or substantially re-engineer or rename our products in order to avoid infringement. In addition, we might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer or rename our products successfully.

We are subject to regulations governing the export of our products.

Due to our significant foreign sales, our export activities are subject to regulation, including the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations. While we believe we are in compliance with these regulations and maintain programs intended to achieve compliance, we may currently or may in the future be in violation of these regulations. Any violations may subject us to government scrutiny, investigation and civil and criminal penalties and may limit our ability to export our products.

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

The insolvency of a formerly consolidated subsidiary could have an adverse impact on our liquidity and financial position.

In March 2003, our former U.K. subsidiary, Chart Heat Exchangers Limited, or CHEL, which previously operated the closed Wolverhampton, United Kingdom manufacturing facility, filed for a voluntary administration under the U.K. Insolvency Act of 1986 and CHEL was no longer consolidated. Based on our financial condition in March 2003, we determined not to advance funds to CHEL to fund CHEL’s obligations. Since CHEL was unable to fund its net pension deficit, the trustees of the CHEL pension plan took action to wind up the plan. CHEL was also unable to pay outstanding severance obligations. CHEL has paid significant portions of these claims directly, and the U.K. government has provided some supplemental benefits to CHEL pensioners. Nevertheless, claims could be asserted against us related to these matters. We do not believe such claims would have a material impact on us, but cannot provide complete assurance about all possible outcomes.

Risks Related to our Leverage

Our leverage and future debt service obligations could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, impact the way we operate our business, expose us to interest rate risk to the extent of our variable rate debt and prevent us from fulfilling our debt service obligations.

We are leveraged and have future debt service obligations. Our financial performance could be affected by our leverage. As of December 31, 2008, our total indebtedness was $243.2 million. In addition, at that date, we had approximately $30.3 million of letters of credit and bank guarantees outstanding and borrowing capacity of approximately $84.7 million under the revolving portion of our senior secured credit facility, after giving effect to the letters of credit and bank guarantees outstanding. $5.0 million of our borrowing capacity may be unavailable to us as a result of the bankruptcy of one of our revolving credit lenders. See Item 7. “Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments and Related Covenants.” We may also incur additional indebtedness in the future. This level of indebtedness could have important negative consequences to us and you, including:

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

•	some of our debt, including our borrowings under our senior secured credit facility, has variable rates of interest, which exposes us to the risk of increased interest rates;

•	our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;

•	our debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt;

•	our customers may react adversely to our debt level and seek or develop alternative suppliers; and

•

our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

Our net cash flow generated from operating activities was $97.8 million, $82.5 million and $36.4 million for the years 2008, 2007 and 2006, respectively. This positive growth trend of the past few years is expected to reverse in 2009 as we deal with the fallout from the global economic downturn. Our current level of indebtedness requires that we use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the availability of cash to fund working capital requirements, capital expenditures, research and development or other general corporate or business activities, including future acquisitions.

In addition, a portion of our indebtedness bears interest at variable rates. If market interest rates increase, debt service on our variable-rate debt will rise, which would adversely affect our cash flow.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facility or otherwise in an amount sufficient to permit us to pay the principal and interest on our indebtedness or fund our other liquidity needs. We may be unable to refinance any of our debt, including our senior secured credit facility or our senior subordinated notes, on commercially reasonable terms. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

We may be able to incur substantial additional indebtedness in the future. The terms of our debt instruments do not fully prohibit us from doing so. The revolving credit portion of our senior secured credit facility provides commitments of up to $115.0 million, approximately $84.7 million of which would have been available for future borrowings (after giving effect to letters of credit and bank guarantees outstanding) as of December 31, 2008; however, $5.0 million of our borrowing capacity may be unavailable to us as a result of the bankruptcy of one of our revolving credit lenders. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments and Related Covenants.” We may also further increase the size of our senior secured credit facility or refinance with higher borrowing limits. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing the senior secured credit facility, which constitutes substantially all of our domestic wholly-owned subsidiaries’ assets.

We will be required to amend or refinance our revolving credit commitments by 2010, and our ability and the cost to do so are subject to our financial performance and condition and debt market conditions.

The $115.0 million revolving credit facility portion of our senior secured credit facility expires on October 17, 2010. While we had adequate cash at December 31, 2008 so as not to require borrowing on the revolving credit facility, we had approximately $30.3 million of letters of credit and bank guarantees outstanding supported by the revolving credit facility. We expect that we will continue to utilize our revolving credit facility for the issuance of letters of credit and bank guarantees, and may borrow as needed from time to time, in the future in the ordinary course of business. Our business, including our ability to provide the assurances required on some projects by customers or vendors, would be harmed if we could not obtain letters of credit, bank guarantees or revolving credit. Accordingly, unless we cash collateralize our letters of credit or bank guarantees, we will need to amend or refinance our revolving credit commitments and the related senior secured credit facility before the revolving credit facility portion expires in 2010. Our cost to obtain an amendment or refinancing, the covenants and conditions that would apply, and other terms will depend on our financial performance, our financial condition and debt market conditions. A deterioration in our financial performance or condition, or in debt market conditions and debt availability, could increase our costs of maintaining revolving credit or other borrowings or make revolving or other credit unavailable to us or available to us only on terms less favorable than our present terms. If this happened, it would have a negative impact on our results of operations, cash flow and financial condition.

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

Our common stock has experienced, and may continue to experience, price volatility.

Our common stock has at times experienced substantial price volatility as a result of many factors, including the general volatility of stock market prices and volumes, changes in securities analysts’ estimates of our financial performance, variations between our actual and anticipated financial results, changes in accounting policies or procedures as have been required by the Financial Accounting Standards Board or other regulatory agencies, or uncertainty about current global economic conditions. For these reasons, among others, the price of our stock may continue to fluctuate.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

We occupy 22 principal facilities totaling approximately 2.0 million square feet, with the majority devoted to manufacturing, assembly and storage. Of these manufacturing facilities, approximately 1.6 million square feet are owned and 0.4 million square feet are occupied under operating leases. We lease approximately 15,200 square feet for our corporate office in Garfield Heights, Ohio. Our major owned facilities in the United States are subject to mortgages securing our senior secured credit facility.

The following table sets forth certain information about facilities occupied by us as of January 31, 2009:

Location	Segment	Square Feet	Ownership	Use
La Crosse, Wisconsin	Energy & Chemicals	149,000	Owned	Manufacturing/Office
New Iberia, Louisiana	Energy & Chemicals	62,400	Leased	Manufacturing
The Woodlands, Texas	Energy & Chemicals	29,000	Leased	Office
Tulsa, Oklahoma	Energy & Chemicals	58,500	Owned	Manufacturing/Office
Tulsa, Oklahoma	Energy & Chemicals	140,000	Leased	Manufacturing/Office
Wolverhampton, United Kingdom	Energy & Chemicals	1,600	Leased	Office
Changzhou, China	Distribution & Storage	260,000	Owned	Manufacturing/Office
Decin, Czech Republic	Distribution & Storage	638,000	Owned	Manufacturing/Office
Houston, Texas	Distribution & Storage	22,000	Owned	Service
Shanghai, China	Distribution & Storage	1,900	Leased	Office
Solingen, Germany	Distribution & Storage	4,500	Leased	Office/Service/Warehouse
Solingen, Germany	Distribution & Storage	13,400	Leased	Manufacturing/Office
Plaistow, New Hampshire	Distribution & Storage	2,600	Leased	Office
Canton, Georgia	Distribution & Storage/BioMedical	154,000	Owned	Manufacturing/Office
Jasper, Georgia	Distribution & Storage/BioMedical	32,500	Leased	Warehouse/Service
New Prague, Minnesota	Distribution & Storage/BioMedical	237,000	Owned	Manufacturing/Service/Office
New Prague, Minnesota	Distribution & Storage	31,000	Leased	Office
Canton, Georgia	Distribution & Storage/BioMedical	20,800	Leased	Office
Denver, Colorado	BioMedical	109,000	Owned	Manufacturing
Bracknell, United Kingdom	BioMedical	12,500	Leased	Office/Warehouse
Lidcombe, Australia	BioMedical	2,400	Leased	Office/Warehouse
Garfield Heights, Ohio	Corporate	15,200	Leased	Office
Clarksville, Arkansas(1)	Discontinued operation	110,000	Owned	Manufacturing/Office

(1)	This facility is leased from us, with a purchase option, by the company that owns certain assets of the former Greenville Tube LLC business.

Regulatory Environment

We are subject to federal, state and local regulations relating to the discharge of materials into the environment, production and handling of our hazardous and regulated materials and our products and the conduct and condition of our production facilities. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings or competitive position. We are not anticipating any material capital expenditures in 2009 that are directly related to regulatory compliance matters. We are also not aware of any pending or potential regulatory changes that would have a material adverse impact on our business.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 4A.	Executive Officers of the Registrant*.

The name, age and positions of each Executive Officer of the Company as of February 1, 2009 are as follows:

Name	Age	Position
Samuel F. Thomas	57	Chairman, Chief Executive Officer and President
Michael F. Biehl	53	Executive Vice President and Chief Financial Officer
Matthew J. Klaben	39	Vice President, General Counsel and Secretary
James H. Hoppel, Jr.	44	Vice President–Corporate Development and Treasurer
Kenneth J. Webster	46	Chief Accounting Officer and Controller

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Samuel F. Thomas was elected Chairman of our Board of Directors in March 2007 and has served as our Chief Executive Officer and President and as a member of our Board of Directors since October 2003. Prior to joining our company, Mr. Thomas was Executive Vice President of Global Consumables at ESAB Holdings Ltd., a provider of welding consumables and equipment. In addition to his most recent position at ESAB, Mr. Thomas was responsible for ESAB North America during his employment at ESAB Holdings Ltd. Prior to joining ESAB in February 1999, Mr. Thomas was Vice President of Friction Products for Federal Mogul, Inc. Prior to its acquisition by Federal Mogul in 1998, Mr. Thomas was employed by T&N plc from 1976 to 1998, where he served from 1991 as chief executive of several global operating divisions, including industrial sealing, camshafts and friction products.

Michael F. Biehl has been our Executive Vice President since April 2006, served as our Chief Accounting Officer from October 2002 until March 2006, and has been our Chief Financial Officer since July 2001. Until December 16, 2008, Mr. Biehl was also Chart’s Treasurer. Prior to joining us, Mr. Biehl served as Vice President, Finance and Treasurer at Oglebay Norton Company, an industrial minerals mining and processing company. Prior to joining Oglebay Norton in 1992, Mr. Biehl worked in the audit practice of Ernst & Young LLP in Cleveland, Ohio from 1978 to 1992.

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

James H. Hoppel, Jr. was named Treasurer of the Company on December 16, 2008 and has served as our Vice President of Corporate Development since March 1, 2008. Prior to that, Mr. Hoppel served as our Chief Accounting Officer, Controller and Assistant Treasurer since April 2006. Mr. Hoppel joined Chart in November 2004 as our Controller. Prior to joining us, Mr. Hoppel served as Vice President, Finance for W.W. Holdings, LLC, a manufacturer and distributor of doors and hardware. Before that, Mr. Hoppel held various finance and accounting positions with different organizations, including the transaction services and audit practices of Pricewaterhouse Coopers LLP in Cleveland, Ohio.

Kenneth J. Webster is our Chief Accounting Officer and Controller and has served in that capacity since March 1, 2008. Mr. Webster joined the Company in July 2006 and until becoming our Chief Accounting Officer and Controller, he was the Company’s Director of Internal Audit. Prior to joining Chart, Mr. Webster served as Assistant Corporate Controller for International Steel Group, an integrated steel manufacturer, from March 2004 to April 2005, at which time International Steel Group was acquired by Mittal Steel USA, Inc. Following the acquisition, Mr. Webster continued to serve in his capacity as Assistant Corporate Controller for Mittal Steel USA, Inc. until July 2006. Before that, Mr. Webster served in various accounting and finance positions with Bethlehem Steel.

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

	High and Low Sales Price
	2008		2007
	High	Low	High	Low
First quarter	$37.97	$21.84	$18.89	$14.94
Second quarter	49.79	31.39	30.57	17.00
Third quarter	55.73	24.12	33.20	24.51
Fourth quarter	28.81	6.42	36.19	25.87
Year	55.73	6.42	36.19	14.94

As of February 1, 2009, there were approximately 21 holders of record of our common stock. Since many holders hold shares in “street name,” we believe that there are a significantly larger number of beneficial owners of our common stock than the number of record holders.

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

Cumulative Total Return Comparison

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of Chart Industries with the cumulative return of a hypothetical investment in each of the S&P SmallCap 600 Index and Peer Group Index comprised of nine oil field equipment/service and industrial companies based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on July 31, 2006, including reinvestment of dividends. Trading in Chart common stock commenced July 26, 2006, following a public offering.

	7/31/2006	12/31/2006	12/31/2007	12/31/2008
Chart Industries, Inc.	$100.00	$105.26	$200.68	$62.09
S&P SmallCap 600 Index	100.00	110.70	110.37	76.07
Peer Group Index	100.00	98.05	171.48	80.87

The Company selects the peer companies that comprise the Peer Group Index solely on the basis of objective criteria. These criteria result in an index composed of nine oil field equipment/service and comparable industrial companies. The Peer Group members are Dresser-Rand Co., Idex Corp., FMC Technologies Inc., Pentair Inc., Cameron International Corp., Dril-Quip Inc., National Oilwell Varco Co., Grant Prideco Inc., and Gardner Denver Inc.

Item 6.	Selected Financial Data.

The financial statements referred to as the Predecessor Company financial statements include the consolidated audited financial statements of Chart Industries, Inc. and its subsidiaries prior to the Acquisition, as defined below. The financial statements referred to as the Company financial statements include the consolidated audited financial statements of Chart Industries, Inc. and its subsidiaries after the Acquisition.

On August 2, 2005, we entered into an agreement and plan of merger with certain of our stockholders, First Reserve Fund X, L.P. or First Reserve, and CI Acquisition, Inc., which provided for the sale of shares of Chart by certain of its stockholders to CI Acquisition, Inc. and the merger of CI Acquisition, Inc. with and into Chart, with Chart surviving the merger as a wholly-owned indirect subsidiary of First Reserve. We refer to the stock purchase, merger and related financing thereof collectively as the “Acquisition.” The Acquisition closed on October 17, 2005.

The following table sets forth the selected historical consolidated financial information as of the dates and for each of the periods indicated. The Predecessor Company selected historical consolidated financial data as of and for the year ended December 31, 2004 and for the period from January 1, 2005 to October 16, 2005 and as of October 16, 2005 is derived from audited financial statements for such periods, which have been audited by

Ernst & Young LLP, and which are not included in this Annual Report on Form 10-K. The Company selected historical consolidated financial data as of December 31, 2005 and for the period October 17, 2005 to December 31, 2005 is derived from our audited financial statements for such period, which have been audited by Ernst & Young LLP, and which are not included in this Annual Report on Form 10-K. The Company selected historical financial consolidated data as of and for the years ended December 31, 2006, 2007 and 2008 are derived from our audited financial statements for such periods incorporated by reference into Item 8 of this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP.

You should read the following table together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.

	Predecessor Company		Company
	Year Ended December 31, 2004	January 1, 2005 to October 16, 2005	October 17, 2005 to December 31, 2005	Year Ended December 31,
				2006	2007	2008
Statement of Operations Data:
Sales	$305,576	$305,497	$97,652	$537,454	$666,395	$744,363
Cost of sales(1)	211,770	217,284	75,733	382,535	476,854	504,975

Gross profit	93,806	88,213	21,919	154,919	189,541	239,388
Selling, general and administrative expenses(2)(3)(4)	53,374	59,826	16,632	87,652	104,056	106,035
Restructuring and other operating expenses, net	3,353	7,528	217	396	304	—

	56,727	67,354	16,849	88,048	104,360	106,035

Operating income(5)	37,079	20,859	5,070	66,871	85,181	133,353
Interest expense, net	4,712	4,164	5,556	26,997	23,820	19,810
Other expense (income)	(465)	659	409	(533)	42	3,948

	4,247	4,823	5,965	26,464	23,862	23,758

Income (loss) before income taxes and minority interest	32,832	16,036	(895)	40,407	61,319	109,595
Income tax expense (benefit)	10,134	7,159	(441)	13,044	17,319	30,489
Income (loss) before minority interest	22,698	8,877	(454)	27,363	44,000	79,106
Minority interest, net of taxes and other	98	19	52	468	(156)	182

Net income (loss)	$22,600	$8,858	$(506)	$26,895	$44,156	$78,924

Earnings (loss) per share data(6):
Basic earnings (loss) per share	$4.22	$1.65	$(0.06)	$1.70	$1.64	$2.78
Diluted earnings (loss) per share	$4.10	$1.57	$(0.06)	$1.65	$1.61	$2.72
Weighted average shares — basic	5,351	5,366	7,952	15,835	26,872	28,354
Weighted average shares — diluted	5,516	5,649	7,952	16,269	27,493	29,008
Cash Flow Data:
Cash provided by operating activities	$35,059	$15,641	$14,635	$36,398	$82,507	$97,812

Cash (used in) investing activities	(3,317)	(20,799)	(362,250)	(38,664)	(18,541)	(65,676)

Cash (used in) provided by financing activities	(35,744)	1,708	348,489	9,235	7,444	(4,061)
Other Financial Data:
Depreciation and amortization(7)	$8,490	$6,808	$4,396	$22,449	$20,352	$23,170

	Predecessor Company		Company
	As of December 31, 2004	As of October 16, 2005	As of December 31, 2005		As of December 31, 2006		As of December 31, 2007		As of December 31, 2008
Balance Sheet Data:
Cash, cash equivalents and investments	$14,814	$11,470	$11,326		$18,854		$92,869		$154,429
Working capital(8)	51,292	43,486	59,561		73,290		61,484		56,435
Total assets	307,080	343,107	635,641	(9)	724,875	(9)	825,754	(9)	909,427	(9)
Long-term debt	76,406	74,480	345,000		290,000		250,000		243,175
Total debt	79,411	80,943	347,304		290,750		250,000		243,175
Shareholders’ equity	115,640	121,321	116,330		219,734		327,991		403,960

(1)	The period from October 17, 2005 to December 31, 2005 includes a non-cash inventory valuation charge of $8.9 million related to purchase accounting.

(2)	Includes amortization expense related to intangible assets for the year ended December 31, 2004, the period from January 1, 2005 to October 16, 2005, the period October 17, 2005 to December 31, 2005, and the years ended December 31, 2006, 2007 and 2008 of $2.8 million, $2.7 million, $3.0 million, $15.4 million, $10.9 million and $11.0, respectively.

(3)	Includes charges (income), net of insurance recoveries, related to Hurricane Rita of $1.1 million, $0.4 million and ($2.3) million for the period January 1, 2005 to October 16, 2005, the period from October 17, 2005 to December 31, 2005 and the year ended December 31, 2006, respectively.

(4)	Includes reversal of contingent liabilities on insolvent former subsidiary of $6.5 million for the year ended December 31, 2008.

(5)	Includes $4,906 of unusual costs for customer settlements and facility shutdown costs for the year ended December 31, 2008.

(6)	The basic and diluted loss and earnings per share for the period October 17, 2005 to December 31, 2005 are the same because incremental shares issuable upon conversion are anti-dilutive.

(7)	Includes financing costs amortization for the period from October 17, 2005 to December 31, 2005, and the years ended December 31, 2006, 2007 and 2008 of $0.3 million, $1.5 million, $1.6 million and $1.9 million, respectively.

(8)	Working capital is defined as current assets excluding cash and short term investments minus current liabilities excluding short-term debt.

(9)	Includes $236.7 million of goodwill and $154.1 million of finite-lived and indefinite-lived intangible assets as of December 31, 2005. Includes $247.1 million of goodwill and $146.6 million of finite-lived and indefinite-lived intangible assets as of December 31, 2006. Includes $248.5 million of goodwill and $135.7 million of finite-lived and indefinite-lived assets as of December 31, 2007. Includes $261.5 million of goodwill and $129.5 million of finite-lived and indefinite-lived assets as of December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with the “Selected Financial Data” section and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Actual results may differ materially from those discussed below. This discussion contains forward-looking statements. See “Forward-Looking Statements” at the end of this discussion and Item 1A. “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases. The largest portion of end-use applications for our products is energy-related. We are a leading manufacturer of standard and engineered equipment primarily used for low-temperature and cryogenic applications. We have developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit). The majority of our products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and end-use of hydrocarbon and industrial gases.

Orders for the year ended December 31, 2008 were $682.6 million compared to $826.8 million for the year ended December 31, 2007, representing a decrease of $144.2 million or 17.4%. Orders, particularly in our E&C segment, fluctuate due to project size and it is not unusual to see order intake vary significantly between periods as a result. For example, during 2007 E&C was awarded a significant order in excess of $130 million from Energy World Corporation for four LNG liquefaction trains. Backlog as of December 31, 2008 was $398.8 million as compared to $475.3 million as of December 31, 2007, representing a decrease of $76.5 million or 16.1%. Backlog decreased from 2007 levels largely due to a reduction in orders in our E&C and D&S segments during the fourth quarter of 2008 as a result of the current global economic downturn. In addition, some order cancellations have occurred which contributed to the backlog decline, while several new large LNG, petrochemical and air separation plant projects have been delayed due to lack of financing or overall economic concerns. Sales, gross profit and operating income increased compared to the year ended December 31, 2007. These increases were primarily attributable to an improved product and project mix as well as higher throughput, particularly in our E&C business segment. Sales for 2008 were $744.3 million compared to sales of $666.4 million for 2007, reflecting an increase of $77.9 million, or 11.7%. Gross profit for the year ended December 31, 2008 was $239.3 million, or 32.2% of sales, as compared to $189.5 million, or 28.4% of sales, for the year ended December 31, 2007. In addition to improved throughput and project mix in our E&C segment, the timing of product price increases in our D&S and Biomedical segments, and foreign currency translation were also contributing factors for our growth in sales and gross profit in 2008 as compared to 2007. Operating income for the year ended December 31, 2008 was $133.3 million compared to $85.2 million for the year ended December 31, 2007.

Operating Results

The following table sets forth the percentage relationship that each line item in our consolidated statements of operations represents to sales for the years ended December 31, 2006, 2007 and 2008. The Company is further described in Item 6 “Selected Financial Data” of our audited financial statements and related notes thereto in Item 8 included elsewhere in this Annual Report on Form 10-K.

	2006	2007	2008
Sales	100.0%	100.0%	100.0%
Cost of sales	71.2	71.6	67.8
Gross profit	28.8	28.4	32.2
Selling, general and administrative expense(1)(2)(3)	13.4	13.9	12.7
Amortization expense	2.9	1.6	1.5
Employee separation and plant closure costs	0.1	0.1	—
Loss on sale or disposal of assets	—	0.1	0.1
Operating income	12.4	12.8	17.9
Interest expense, net	4.7	3.3	2.4
Financing costs amortization	0.3	0.2	0.3
Foreign currency loss (income)	(0.1)	0.1	0.5
Income tax expense	2.4	2.6	4.1
Income before minority interest	5.1	6.6	10.6
Minority interest, net of taxes	0.1	—	—
Net income	5.0	6.6	10.6

(1)	Includes stock-based compensation expense of $1.9 million, $9.0 million and $3.1 million, representing 0.4%, 1.4% and 0.4% of sales, for the years ended December 31, 2006, 2007 and 2008, respectively.

(2)	Includes charges (income), net of insurance recoveries, related to Hurricane Rita of $(2.3) million, representing (0.4)% of sales, for the year ended December 31, 2006.

(3)	Includes reversal of contingent liabilities related to secondary obligations of an insolvent former subsidiary of $6.5 million for the year ended December 31, 2008.

Segment Information

The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our operating segments for the last three years:

	Year Ended December 31,
	2006	2007	2008
Sales
Energy & Chemicals	$190,673	$253,672	$312,502
Distribution and Storage	268,303	322,565	335,916
BioMedical	78,478	90,158	95,945

Total	$537,454	$666,395	$744,363

Gross Profit
Energy & Chemicals	$39,676	$58,102	$103,085
Distribution and Storage	87,283	100,673	101,340
BioMedical	27,960	30,766	34,963

Total	$154,919	$189,541	$239,388

Gross Profit Margin
Energy & Chemicals	20.8%	22.9%	33.0%
Distribution and Storage	32.5%	31.2%	30.2%
BioMedical	35.6%	34.1%	36.4%
Total	28.8%	28.4%	32.2%
Operating Income (Loss)
Energy & Chemicals	$18,957	$33,821	$70,752
Distribution & Storage	54,545	66,167	63,770
BioMedical	15,969	17,788	20,742
Corporate	(22,600)	(32,595)	(21,911)

Total	$66,871	$85,181	$133,353

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Sales

Sales for 2008 were $744.3 million compared to $666.4 million for 2007, reflecting an increase of $77.9 million, or 11.7%. E&C segment sales were $312.5 million for 2008 compared to $253.7 million for 2007, representing an increase of $58.8 million, or 23.2%. This increase in E&C sales for 2008 resulted primarily from a more favorable project mix and higher throughput for both brazed aluminum and air cooled heat exchangers. Sales increases were also driven by continued growth in the LNG and natural gas segments of the hydrocarbon processing market during the first half of 2008. D&S segment sales were $335.9 million for the year ended December 31, 2008 compared to $322.5 million for 2007, reflecting an increase of $13.4 million, or 4.1%. Bulk storage sales decreased $8.5 million in 2008 compared to 2007 as a result of lower volume partially offset by favorable currency translation from the strengthening of the euro, Czech koruna and Chinese yuan during 2008 compared to 2007. Packaged gas system sales increased $15.1 million for 2008 as a result of higher prices and favorable foreign currency translation as well. In addition, D&S sales benefited $6.8 million from the acquisition of Flow Instruments and Engineering GmbH (“Flow”) in April 2008. BioMedical segment sales for the year ended December 31, 2008 were $95.9 million, representing an increase of $5.7 million, or 6.3%, compared to sales of $90.2 million in 2007. Biological storage systems sales increased $4.9 million primarily due to higher volume in both the U.S. and international markets as well as favorable currency translation from euro denominated sales. Medical respiratory product sales increased $1.1 million primarily as a result of higher volume in international markets, partially offset by decreased demand in the U.S. market.

Gross Profit and Margin

Gross profit for the year ended December 31, 2008 was $239.3 million, or 32.2% of sales compared to $189.5 million, or 28.4% of sales for the year ended December 31, 2007, reflecting an increase of $49.8 million. E&C segment gross profit increased $45.0 million and the related margin increased 10.1 percentage points, respectively, in 2008 compared with 2007. The increase in gross profit was attributable to increased throughput for brazed aluminum heat exchangers and increased volume and efficiency for air cooled heat exchangers. Process systems margin benefited from improved project mix and project execution. In addition, a number of performance incentives and change orders were earned as a result of improved project execution enhancing margins in process systems. These improvements were partially offset by customer settlements related to projects substantially completed in prior periods. These customer settlements included disputed costs for an installation project completed during 2007 and repair costs on another project that was shipped in 2006. D&S segment gross profit increased $0.6 million in 2008 compared to 2007 while the related margin decreased 1.0 percentage points. The decrease in margin is largely attributable to lower sales volume for bulk storage systems. BioMedical segment gross profit increased $4.2 million in 2008 compared to 2007 primarily due to higher prices across all product lines, higher volume in biological storage systems and favorable currency impact from euro denominated sales. BioMedical segment gross profit margin increased in 2008 by 2.3 percentage points compared to 2007 primarily due to improved product mix in biological storage systems.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for 2008 were $100.8 million, or 13.5% of sales compared to $92.6 million, or 13.9% of sales for 2007. E&C segment SG&A expenses were $27.9 million, or 8.9% of sales for 2008 versus $19.8 million, or 7.8% of sales for 2007. The increase of $8.1 million reflects higher employee-related expenses including variable incentive compensation due to improved operating performance as well as marketing and sales costs to support business growth. D&S segment SG&A expenses in 2008 were $32.0 million, or 9.5% of sales compared to $29.0 million, or 9.0% of sales in 2007. This increase was primarily due to higher employee-related expenses to support business growth and the acquisition of Flow in April 2008. BioMedical segment SG&A expenses were $12.5 million, or 13.0% of sales for 2008, representing an increase of $1.3 million for employee related expenses as compared to SG&A expenses for 2007 of $11.2 million, or 12.4% of sales. Corporate SG&A expenses for 2008 were $28.4 million compared to $32.6 million for 2007. The decrease of $4.2 million was primarily driven by the inclusion in 2007 of $7.9 million of stock-based compensation expense related mostly to the vesting of performance-based options in conjunction with the secondary stock offering completed in June 2007 and other expenses. The stock-based compensation expense decrease was partially offset by increased employee-related, infrastructure and acquisition costs to support our overall business growth strategy.

Amortization Expense

Amortization expense for 2008 was $11.0 million, or 1.5% of sales, compared to $10.9 million, or 1.6% of sales, for 2007. Amortization expense increased due to the addition of intangible assets related to the acquisition of Flow in April 2008. For 2008, amortization expense for the E&C, D&S and BioMedical segments was $3.7 million, $5.6 million and $1.7 million, respectively, compared to $4.1 million, $5.1 million and $1.7 million, respectively, for 2007.

Employee Separation and Plant Closure Costs

For 2007, employee separation and plant closure costs were $0.3 million. These costs were related to an idled D&S segment facility in Plaistow, New Hampshire that was sold in the fourth quarter of 2007.

Reversal of Contingent Liabilities Related to Insolvent Former Subsidiary

For the year ended December 31, 2008, the Company recognized a $6.5 million benefit as a result of reversing contingent liabilities that were established in 2003 for potential secondary pension and severance obligations of an insolvent former subsidiary that was previously consolidated. Based on events that occurred during 2008, including actions taken by a governmental agency to support a large portion of the pension obligation after the insolvent subsidiary had made distributions to satisfy significant portions of its obligations generally, the contingent liabilities are no longer probable and were reversed. See Item 1A. “Risk Factors — Risks Related to Our Business.”

Loss on Disposal of Assets, Net

For the year ended December 31, 2008, the Company recognized a $0.7 million loss primarily related to a leased facility that is currently being shut down by the Company’s E&C segment. The Company also recognized a $0.5 million loss for the year ended December 31, 2007 related to a leased facility that was vacated by the E&C segment during 2007.

Operating Income

As a result of the foregoing, operating income for 2008 was $133.3 million, or 17.9% of sales, representing an increase of $48.1 million compared to operating income of $85.2 million, or 12.8% of sales for 2007. For 2008, operating income (loss) for the E&C, D&S and BioMedical segments and Corporate were $70.7 million, or 22.6% of sales, $63.8 million, or 19.0% of sales, $20.7 million, or 21.6% of sales, and ($21.9) million, respectively. For 2007, operating income (loss) for the E&C, D&S and BioMedical segments and Corporate were $33.8 million, or 13.3% of sales, $66.2 million, or 20.5% of sales, $17.8 million, or 19.7% of sales, and ($32.6) million, respectively.

Interest Expense, Net

For the year ended December 31, 2008, net interest expense was $17.9 million compared to $22.2 million for the year ended December 31, 2007. The decrease of $4.3 million is partially attributable to the reduction in the outstanding balance of the term loan portion of our senior secured credit facility as a result of a voluntary principal payment during 2007 of $40.0 million, funded primarily by proceeds from the secondary stock offering completed in June 2007. Average interest rates on our variable rate senior secured credit facility were 5.4% during 2008 as compared to 7.58% during 2007 and interest income increased $0.6 million in 2008 compared to 2007 as a result of higher cash balances. Further information regarding the Company’s debt is located in Note C to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Other Expense and Income

For the years ended December 31, 2008 and 2007, amortization of deferred financing costs was $1.9 million and $1.6 million, respectively. This increase in amortization expense was attributable to the $0.2 million write off of deferred loan costs in conjunction with the purchase of $6.8 million of our senior subordinated notes during 2008. For the years ended December 31, 2008 and 2007, foreign currency losses were $3.9 million and $0.1 million, respectively. Most of the currency loss occurred during the fourth quarter of 2008 due to significant currency volatility that largely impacted our euro denominated transactions, cash balances and marked-to-market forward currency contracts.

Income Tax Expense

Income tax expense for 2008 was $30.5 million and the effective tax rate was 27.8% compared to income tax expense for 2007 of $17.3 million and an effective tax rate of 28.2%. The decrease in the effective tax rate in 2008 was primarily attributable to the reversal of the contingent liabilities related to an insolvent former subsidiary partially offset by an increase in the mix of U.S. earnings which are taxed at a higher rate than foreign earnings.

Net Income

As a result of the foregoing, net income for the year ended December 31, 2008 was $78.9 million compared to net income of $44.2 million for the year ended December 31, 2007 representing an increase of 78.5%.

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Sales

Sales for 2007 were $666.4 compared to $537.5 million for 2006, reflecting an increase of $128.9 million, or 24.0%. E&C segment sales were $253.7 million for 2007 compared to $190.7 for 2006, representing an increase of $63.0 million, or 33.0%. This increase in sales for 2007 was primarily due to higher volume, particularly large heat exchanger and process systems projects, which were driven by continued growth in the LNG and natural gas segments of the hydrocarbon processing market and an additional $21.3 million of air cooled heat exchanger sales as a result of the acquisition of Cooler Service Corporation (“CSC”) in the second quarter of 2006. D&S segment sales were $322.5 million for the year ended December 31, 2007 compared to $268.3 million for 2006, reflecting an increase of $54.2 million, or 20.2%. Bulk storage and packaged gas system sales increased $28.4 million and $25.8 million, respectively, for 2007 mostly as a result of higher volume, and were favorably affected by continued growth in the global industrial gas market, product price increases to absorb escalating raw material costs, and to a lesser extent favorable foreign currency translation of $8.7 million due to the weaker U.S. dollar compared to the euro and Czech koruna. BioMedical segment sales for the year ended December 31, 2007 were $90.2 million, representing an increase of $11.7 million, or 14.9%, compared to sales of $78.5 million in 2006. Biological storage systems sales increased $9.3 million primarily due to higher volume in both the U.S. and international markets. MRI and other product sales increased $1.1 million due to higher volume. Medical respiratory product sales increased $1.3 million primarily as a result of higher volume in international markets, offset partially by decreased demand in the U.S. market due to changes in U.S. government reimbursement for liquid oxygen therapy systems.

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

Employee Separation and Plant Closure Costs

For 2007, employee separation and plant closure costs were $0.3 million compared to $0.4 million in 2006. These costs were related to an idled D&S segment facility in Plaistow, New Hampshire that was sold in the fourth quarter of 2007.

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

Orders and Backlog

We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times potentially subject to the payment of certain costs and/or penalties. Our backlog as of December 31, 2008, 2007 and 2006 was $398.8 million, $475.3 million and $319.2 million, respectively.

The table below sets forth orders and backlog by segment for the periods indicated:

	Year Ended December 31,
	2006	2007	2008
Orders
Energy & Chemicals	$230,460	$408,020	$220,833
Distribution & Storage	296,136	324,698	367,556
BioMedical	79,171	94,045	94,214

Total	$605,767	$826,763	$682,603

Backlog
Energy & Chemicals	$207,668	$358,784	$265,900
Distribution & Storage	105,070	107,011	125,929
BioMedical	6,415	9,483	7,013

Total	$319,153	$475,278	$398,842

Orders for 2008 were $682.6 million compared to $826.8 million for 2007, representing a decrease of $144.2 million, or 17.4%. E&C segment orders were $220.8 million in 2008 a decrease of $187.2 million compared to 2007. E&C orders fluctuate due to project size and it is not unusual to see order intake vary significantly between periods as a result. For example, during 2007 E&C was awarded a significant order in excess of $130 million from Energy World Corporation for four LNG liquefaction trains. In addition, the E&C segment experienced a decline in order levels during the fourth quarter as a result of the current global economic downturn and some order cancellations have occurred and potential new project timing has been delayed due to lack of project financing. D&S segment orders for 2008 were $367.5 million compared to $324.7 million for 2007, an increase of $42.8 million, or 13.2%. Bulk storage system and packaged gas system orders for the year were $225.1 million and $136.2 million, respectively, representing increases in both product lines. The acquisition of Flow in April 2008 also contributed to the increase in orders. Although orders on a year over year basis did increase, D&S also experienced weak order intake during the fourth quarter of 2008 as a result of the current global economic downturn. Orders for the BioMedical segment for 2008 were $94.2 million compared to orders of $94.1 million for the year ended December 31, 2007. Orders for medical respiratory products, biological storage systems, and MRI components and other liquid oxygen products were $37.1 million, $48.1 million and $9.0 million, respectively. The medical respiratory products and biological systems orders were driven by continued penetration and growth in international markets.

Orders for 2007 were $826.8 million compared to $605.8 million for 2006, representing an increase of $221.0 million, or 36.5%. E&C segment orders were $408.0 million in 2007 and increased $177.5 million or approximately 77% compared to 2006. This growth in orders was driven by continued demand across E&C’s target markets, including LNG, petrochemical, natural gas processing and industrial gas and $38.2 million of additional air cooled exchangers. The E&C segment received a process system order totaling in excess of $130.0 million for four LNG liquefaction trains from Energy World Corporation to be installed in Southeast Asia. In addition, the E&C segment received an order in the fourth quarter of 2007 in excess of $25 million for an ethylene cold box in the Middle East and orders in excess of $20 million for brazed aluminum heat exchangers for air separation plants in China and Southeast Asia. D&S segment order for 2007 were $324.7 million compared to $296.1 million for 2006. D&S orders were consistently strong during 2007 due to continued demand in the global industrial gas market. Bulk storage system and packaged gas system orders for the year were $199.3 million and $125.4 million, respectively. Orders for medical respiratory products, biological storage systems and MRI components and other liquid oxygen products were $37.6 million, $43.2 million and $13.2 million, respectively. The medical respiratory products and biological system orders were driven by continued penetration and growth in international markets.

Liquidity and Capital Resources

The Company has a $240.0 million senior secured credit facility consisting of a $180.0 million term loan facility and a $115.0 million revolving credit facility, of which the entire $115.0 million may be used for letters of credit and bank guarantees and $55.0 million may be used for letters of credit extending more than one year from their date of issuance. The term loan facility matures on October 17, 2012 and the revolving credit facility matures on October 17, 2010.

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

On June 12, 2007, the Company completed a secondary stock offering of 12.6 million shares. The secondary shares were sold by FR X Chart Holdings LLC and certain members of the Company’s management. Our underwriters exercised their option to acquire 1.9 million shares to cover over-allotments in full as part of the offering. The net proceeds of $38.0 million received by the Company from the exercise of the over-allotment option were used to make a $40.0 million voluntary principal payment under the term loan portion of the senior secured credit facility.

Debt Instruments and Related Covenants

As of December 31, 2008, the Company had $80.0 million outstanding under the term loan portion of its senior secured credit facility (the “Senior Credit Facility”), $163.2 million outstanding under its senior subordinated notes (the “Subordinated Notes”) and $30.3 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility. The Company is in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. Availability on the revolving portion of the Senior Credit Facility was $84.7 million at December 31, 2008 assuming Lehman honors their $5.0 million commitment as described below.

During the twelve months ended December 31, 2008, the Company retired $6.8 million of its Subordinated Notes in open market purchases.

On October 5, 2008, Lehman Commercial Paper Inc (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc. and a lender under the revolving portion of the Senior Credit Facility (“Revolver”), filed for bankruptcy protection in Chapter 11 of the United States Bankruptcy Code. LCPI provides $5.0 million in commitments, or approximately 4.3% of total commitments, on the Revolver. It remains uncertain at this time whether LCPI will honor its obligations under the Senior Credit Facility. Accordingly, until such time as the Company can determine the likelihood of LCPI funding its share of the Revolver, the total borrowing capacity under the Revolver may be limited to $110.0 million. The potential loss of the $5.0 million in effective capacity would not have a material adverse effect on meeting the liquidity and capital resource needs of the Company.

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

Chart Ferox, a.s., or Ferox, our wholly-owned subsidiary that operates in the Czech Republic, maintains secured revolving credit facilities with borrowing capacity including overdraft protection, of up to 150.0 million Czech korunas (“CSK”), of which 110.0 million CSK is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in CSK, euros and U.S. dollars.

Our debt and related covenants are further described in Note C to our consolidated financial statements included elsewhere in this report.

Sources and Uses of Cash

Years Ended December 31, 2008 and 2007

Cash provided by operating activities for the year ended December 31, 2008 was $97.8 million compared to cash provided of $82.5 million for the year ended December 31, 2007. The increase of $15.3 million was driven by increased net income of $34.7 million partially offset by increases in inventory and decreases in accounts payable.

Cash used by investing activities for the years ended December 31, 2008 and 2007 was $65.7 million and $18.5 million, respectively. $32.3 million during 2008 was invested in short term investments with original maturities of less than six months. Capital expenditures for 2008 were $14.0 million compared with $19.0 million for 2007. The 2008 capital expenditures were primarily for the D&S segment facility expansions and improvements mainly in China and the Czech Republic to support business growth and normal equipment purchases and replacements to increase automation and improve efficiency across all facilities. Capital expenditures in 2007 were primarily for the E&C segment brazed aluminum heat exchanger facility in La Crosse, Wisconsin and the expansion of the D&S manufacturing facility in China. In 2008, $18.8 million of cash, net of cash acquired was used to purchase Flow and $0.6 million was contributed to a joint venture in Saudi Arabia for the manufacture of air cooled heat exchangers. In 2007, $1.6 million was used to purchase the remaining interest of Chart Ferox a.s. and $2.1 million of cash proceeds were received from the sale of the Plaistow, New Hampshire facility that was closed in 2004.

For the year ended December 31, 2008, cash used by financing activities was $4.1 million compared to cash provided of $7.4 million for the year ended December 31, 2007. During 2008, $6.8 million in cash was used to purchase a portion of our outstanding Subordinated Notes in September on the open market offset by cash received from the exercise of stock options. During 2007, $38.3 million of proceeds were received from the exercise of the underwriters’ over-allotment option in conjunction with the Company’s secondary stock offering completed in June, 2007 and $4.8 million in proceeds were received from the exercise of stock options. In May 2007, the Company received $1.3 million in contributions from its joint venture partners to fund a new joint venture based in China for manufacture of cryogenic trailers. Also in 2007, $40.0 million of cash was used for a voluntary principal prepayment under the term loan portion of our Senior Credit Facility.

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

Cash Requirements

The Company does not anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2009. We expect capital expenditures for 2009 to be in the range of $16.0 to $19.0 million primarily for continued automation or process improvements at existing manufacturing facilities and support of anticipated business growth in specific product lines.

In 2009, the Company is forecasting to use approximately $17.1 million for scheduled interest payments under the Senior Credit Facility and Subordinated Notes. We are not required to make any scheduled principal payments in 2009 under the term loan portion of our Senior Credit Facility or Subordinated Notes, but we may consider making voluntary principal payments on our Senior Credit Facility, repurchasing our Subordinated Notes on the open market, or repurchase our stock with excess cash flow that is generated. In addition, we are forecasting to use approximately $31.0 to $33.0 million of cash to pay U.S. and foreign income taxes and approximately $0.9 million of cash to fund our defined benefit pension plans under ERISA funding requirements.

Contractual Obligations

Our known contractual obligations as of December 31, 2008 and cash requirements resulting from those obligations are as follows:

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	2014 and Thereafter
	(Dollars in thousands)
Long-term debt	$243,175	$—	$—	$80,000	$163,175
Interest on long-term debt(1)	116,169	17,120	36,268	33,002	29,779
Operating leases	18,546	5,082	6,386	3,837	3,241
Pension obligations(2)	10,522	922	4,800	4,800	—

Total contractual cash obligations	$388,412	$23,124	$47,454	$121,639	$196,195

(1)	The interest payments in the above table were estimated based upon our existing debt structure at December 31, 2008, which included the Senior Credit Facility and Subordinated Notes, less scheduled debt payments each year, and the interest rates in effect at December 31, 2008.
(2)	The planned funding of the pension obligations was based upon actuarial and management estimates taking into consideration the current status of the plans.

Not included in the above table are unrecognized tax benefits of $1,903 at December 31, 2008.

Our commercial commitments as of December 31, 2008, which include standby letters of credit and bank guarantees, represent potential cash requirements resulting from contingent events that require performance by us or our subsidiaries pursuant to funding commitments, and are as follows:

	Total	2009	2010-2011
	(Dollars in thousands)
Standby letters of credit	$15,269	$5,302	$9,967
Bank guarantees	19,774	13,159	6,615

Total commercial commitments	$35,043	$18,461	$16,582

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

We are occasionally subject to various other legal claims related to performance under contracts, product liability, taxes and other matters, several of which claims assert substantial damages, in the ordinary course of our business. Based on our historical experience in litigating these claims, as well as our current assessment of the underlying merits of the claims and applicable insurance, if any, we believe the resolution of these other legal claims will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect. See Item 1A. “Risk Factors.”

Foreign Operations

During 2008, we had operations in Australia, China, the Czech Republic, Germany and the United Kingdom, which accounted for approximately 22.0% of consolidated sales and 24.1% of total assets at December 31, 2008. Functional currencies used by these operations include the Australian dollar, the Chinese yuan, the Czech koruna, the euro and the British pound. We are exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by our domestic operations in currencies other than the U.S. dollar. The majority of these functional currencies and the other currencies in which we record transactions are fairly stable. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled us to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations or the volume of forward contracts changes.

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

Allowance for Doubtful Accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount we believe will be collected. We also record allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), our estimates of the collectibility of amounts due could be changed by a material amount.

Inventory Valuation Reserves. We determine inventory valuation reserves based on a combination of factors. In circumstances where we are aware of a specific problem in the valuation of a certain item, a specific reserve is recorded to reduce the item to its net realizable value. We also recognize reserves based on the actual usage in recent history and projected usage in the near-term. If circumstances change (e.g., lower than expected or higher than expected usage), estimates of the net realizable value could be changed by a material amount.

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

Goodwill and Other Indefinite-Lived Intangible Assets. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, and on an interim basis, if necessary. To test for impairment, we are required to estimate the fair market value of each of our reporting units. We developed a model to estimate the fair market value of our reporting units. This fair market value model incorporates our estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. Changes to these judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in a different assessment of the recoverability of goodwill and other indefinite-lived intangible assets.

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

A significant element in determining our pension expense in accordance with SFAS No. 158 is the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets as of December 31, 2008 will be 7.25%. These expected return assumptions were developed using a simple averaging formula based upon the plans’ investment guidelines, mix of asset classes and the historical returns of equities and bonds. We believe our assumptions for expected future returns are reasonable. However, we cannot guarantee that we will achieve these returns in the future. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets that reduces pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense.

At the end of each year, we determine the rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency and the expected timing of benefit payments under the plan. At December 31, 2008, we determined this rate to be 6.0%. Changes in discount rates over the past three years have not materially affected pension (income) expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred as allowed by SFAS No. 158.

At December 31, 2008, our consolidated net pension liability recognized was $15.2 million, an increase of $11.0 million from December 31, 2007. This increase in liability was due to losses in the value of the plan assets due to performance of the overall market and benefit payments of $1.2 million partially offset by employer contributions to the plan of $0.2 million. For the years ended December 31, 2008, 2007 and 2006, we recognized approximately $0.5 million, $0.7 million and $0.4 million, respectively, of pension income. See Note G to our financial statements included elsewhere in this report for further discussion.

Environmental Remediation Obligations. Our obligations for known environmental problems at our current and former manufacturing facilities have been recognized on an undiscounted basis on estimates of the cost of investigation and remediation at each site. Management along with our consultants reviews our environmental remediation sites quarterly to determine if additional cost adjustments or disclosures are required. The characteristics of environmental remediation obligations, where information concerning the nature and extent of clean-up activities is not immediately available and changes in regulatory requirements frequently occur, result in a significant risk of increase to the obligations as they mature. Expected future expenditures are not discounted to present value and potential insurance recoveries are not recognized until realized.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands the disclosure requirements for fair value measurements. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial position or results of operations.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective prospectively for intangible assets acquired or renewed after January 1, 2009. The Company does not expect the adoption of FSP 142-3 will have a material impact on its financial position or results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 addresses a number of matters associated with the impact of SFAS No. 141(R) and SFAS No. 160 on the accounting for equity method investments including initial recognition and measurement and subsequent measurement issues. EITF is effective, on a prospective basis, for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company does not believe that the adoption will have a material impact on its financial position or results of operations.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefit Plan Assets”. FSP 132(R)-1 requires additional disclosures about plan assets, including employers’ investment strategies, major categories of assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The FSP is effective for fiscal years ending after December 15, 2009. Early application of the provisions of this FSP is permitted.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, results of operations, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the impact of the recent global economic and financial crisis;

•	the loss of, or a significant reduction or delay in purchases by our largest customers;

•	the fluctuations in the price of oil and natural gas;

•	degradation of our backlog as a result of modification or termination of orders;

•	our reliance on the availability of key supplies and services;

•	competition in our markets;

•	general economic, political, business and market risks associated with our global operations;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	our ability to successfully manage our planned operational expansions;

•	the loss of key employees;

•	the pricing and availability of raw materials and our ability to manage our fixed-price contract exposure, including exposure to fixed pricing on long-term customer contracts;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	fluctuations in foreign currency exchange and interest rates;

•	the costs of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	litigation and disputes involving us, including the extent of product liability, warranty, pension and severance claims asserted against us;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	disruptions in our operations due to hurricanes or other severe weather;

•	the underfunded status of our pension plan;

•	our ability to continue our technical innovation in our product lines;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	regulations governing the export of our products;

•	additional liabilities related to taxes;

•	risks associated with our indebtedness, leverage, debt service and liquidity;

•	fluctuations in the price of our stock; and

•	other factors described in this Annual Report.

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

Our primary interest rate risk exposure results from the current Senior Credit Facility’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2%) from December 31, 2008 rates, and assuming no changes in debt from the December 31, 2008 levels, our additional annual expense would be approximately $1.6 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the euro, the British pound, the Czech koruna and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. The Company held positions in foreign exchange forward contracts at December 31, 2008.

Covenant Compliance

We believe that our Senior Credit Facility and the indenture governing our outstanding Subordinated Notes are material agreements, that the covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. The breach of covenants in the Senior Credit Facility that are tied to ratios based on Adjusted EBITDA, as defined below, could result in a default under the Senior Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture. Additionally, under the Senior Secured Facility and indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenant levels and pro forma ratios for the four quarters ended December 31, 2008 are as follows:

	Covenant Level	Four Quarters Ended December 31, 2008 Ratio
Senior Secured Credit Facility(1)
Minimum Adjusted EBITDA to cash interest ratio	2.25x	7.65x
Maximum funded indebtedness to Adjusted EBITDA ratio	5.00x	0.65x
Indenture(2)
Minimum pro forma Adjusted EBITDA to pro forma fixed charge coverage ratio required to incur additional debt pursuant to ratio provisions(3)	2.0x	0.7x

(1)	Failure to satisfy these ratio requirements would constitute a default under the Senior Credit Facility. If lenders under the Senior Credit Facility failed to waive any such default, repayment obligations under the Senior Credit Facility could be accelerated, which would also constitute a default under the indenture.

(2)	Our ability to incur additional debt and make certain restricted payments under our indenture, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1.0.

*Adjusted EBITDA as used herein is defined as net income before interest expense, provision for income taxes, depreciation and amortization and further adjusted to exclude non-recurring items, non-cash items and other adjustments permitted in calculating covenants contained in the related Senior Credit Facility and indenture governing the Subordinated Notes.

Item 8.	Financial Statements and Supplementary Data.

Our Financial Statements and the accompanying Notes that are filed as part of this Annual Report are listed under Item 15. “Exhibits and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature page of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2008, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the report of Ernst & Young LLP, the Company’s independent registered public accounting firm, are set forth on pages F-2 and F-4, respectively of this Annual Report on Form 10-K and incorporated herein by reference.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is set forth in Item 8. “Financial Statements and Supplementary Data,” on page F-4 under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

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

Information required by this item as to the Directors of the Company appearing under the caption “Election of Directors” in the Company’s 2009 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 is set forth in the 2009 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” which information is incorporated herein by reference. Information required by Items 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is set forth in the 2009 Proxy Statement under the headings “Information Regarding Meetings and Committees of the Board of Directors”, “Code of Ethical Business Conduct and Officer Code of Ethics” and “Stockholder Communications with the Board”, which information is incorporated herein by reference.

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

The information required by Item 402 of Regulation S-K is set forth in the 2009 Proxy Statement under the heading “Executive and Director Compensation,” which information is incorporated herein by reference. The information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K is set forth in the 2009 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2009 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2009 Proxy Statement under the headings “Related Party Transactions” and “Director Independence,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth in the 2009 Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this 2008 Annual Report on Form 10-K:

1. Financial Statements. The following consolidated financial statements of the Company and its subsidiaries and the reports of the Company’s independent registered public accounting firm are incorporated by reference in Item 8:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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

Date: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title

/S/ SAMUEL F. THOMAS	Chairman, Chief Executive Officer,
Samuel F. Thomas	President and a Director

/S/ MICHAEL F. BIEHL	Executive Vice President and Chief Financial Officer
Michael F. Biehl	(Principal Financial Officer)

/S/ KENNETH J. WEBSTER	Chief Accounting Officer and Controller
Kenneth J. Webster	(Principal Accounting Officer)

/S/ W. DOUGLAS BROWN	Director
W. Douglas Brown

/S/ RICHARD E. GOODRICH	Director
Richard E. Goodrich

/S/ STEVEN W. KRABLIN	Director
Steven W. Krablin

/S/ MICHAEL W. PRESS	Director
Michael W. Press

/S/ JAMES M. TIDWELL	Director
James M. Tidwell

/S/ THOMAS L. WILLIAMS	Director
Thomas L. Williams

Date: February 25, 2009

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting is effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

/S/ SAMUEL F. THOMAS	/S/ MICHAEL F. BIEHL
Samuel F. Thomas	Michael F. Biehl
Chairman, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Chart Industries, Inc.

We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As more fully described in Note G to the consolidated financial statements on December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employees Accounting for Defined Benefit Pension and Other Post-Retirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chart Industries, Inc. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Cleveland, Ohio
February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Chart Industries, Inc.

We have audited Chart Industries, Inc. and subsidiaries internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chart Industries, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chart Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Cleveland, Ohio

February 23, 2009

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$122,165	$92,869
Short term investments	32,264	—
Accounts receivable, net	91,698	96,940
Inventories, net	95,390	87,073
Unbilled contract revenue	38,505	24,405
Prepaid expenses	7,292	4,299
Other current assets	17,711	23,461

Total Current Assets	405,025	329,047
Property, plant and equipment, net	102,372	99,579
Goodwill	261,509	248,453
Identifiable intangible assets, net	129,542	135,699
Other assets, net	10,979	12,976

TOTAL ASSETS	$909,427	$825,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$45,392	$65,027
Customer advances and billings in excess of contract revenue	96,433	60,080
Accrued salaries, wages and benefits	27,084	26,210
Warranty reserve	8,636	5,731
Other current liabilities	16,616	17,646

Total Current Liabilities	194,161	174,694
Long-term debt	243,175	250,000
Long-term deferred tax liability, net	41,344	53,103
Accrued pension liabilities	15,205	4,165
Other long-term liabilities	11,582	15,801
Shareholders’ Equity
Common stock, par value $.01 per share — 150,000,000 shares authorized, as of December 31, 2008 and 2007, respectively, 28,397,821 and 28, 212,426 shares issued and outstanding at December 31, 2008 and 2007, respectively	284	282
Additional paid-in capital	247,638	241,732
Retained earnings	149,469	70,545
Accumulated other comprehensive income	6,569	15,432

	403,960	327,991

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$909,427	$825,754

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(Dollars and shares in thousands, except per share amounts)
Sales	$744,363	$666,395	$537,454
Cost of sales	504,975	476,854	382,535

Gross profit	239,388	189,541	154,919
Selling, general and administrative expenses	100,847	92,650	72,214
Amortization expense	10,963	10,951	15,438
Employee separation and plant closure costs	—	304	396
Reversal of contingent liabilities related to insolvent subsidiary	(6,514)	—	—
Loss on sale or disposal of assets.	739	455	—

	106,035	104,360	88,048

Operating income	133,353	85,181	66,871
Other expense (income): Interest expense, net	17,953	22,174	25,461
Amortization of deferred financing costs	1,857	1,646	1,536
Foreign currency loss (gain)	3,948	42	(533)

	23,758	23,862	26,464

Income before income taxes and minority interest	109,595	61,319	40,407
Income tax expense (benefit):
Current	35,975	24,349	19,376
Deferred	(5,486)	(7,030)	(6,332)

	30,489	17,319	13,044

Income before minority interest	79,106	44,000	27,363
Minority interest, net of taxes	182	(156)	468

Net income	$78,924	$44,156	$26,895

Net income per common share — basic	$2.78	$1.64	$1.70
Net income per common share — diluted	$2.72	$1.61	$1.65
Weighted average number of common shares outstanding:
Basic	28,354	26,872	15,835
Diluted	29,008	27,493	16,269

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock					Total Shareholders’ Equity
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained (Loss) Earnings	Accumulated Other Comprehensive (Loss) Income
	(Dollars and shares in thousands)
Balance at December 31, 2005	7,952	$80	$117,304	$(506)	$(548)	$116,330
Equity contributions:
Net income	—	—	—	26,895	—	26,895
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	6,638	6,638
Minimum pension liability adjustment, net of taxes of $885	—	—	—	—	1,432	1,432

Comprehensive income						34,965
Compensation expense recognized for employee stock options	—	—	1,748	—	—	1,748
Initial public offering, net proceeds	12,500	125	172,367	—	—	172,492
Cash dividends	—	—	(150,313)	—	—	(150,313)
Exercise of warrants	2,651	26	37,077	—	—	37,103
Exercise of options	610	6	2,128	—	—	2,134
Stock dividend	1,875	19	(19)	—	—	—
Tax benefit on non-qualifying stock options	—	—	5,275	—	—	5,275

Balance at December 31, 2006	25,588	$256	$185,567	$26,389	$7,522	$219,734
Net income	—	—	—	44,156	—	44,156
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	—	9,294	9,294
Amortization of unrecognized gains	—	—	—	—	(9)	(9)
Increase in actuarial losses, net of tax benefit of ($833)	—	—	—	—	(1,375)	(1,375)

Comprehensive income	—	—	—	—	—	52,066
Compensation expense recognized for employee stock options	—	—	9,029	—	—	9,029
Underwriters’ over-allotment option exercise, net proceeds	1,892	19	38,023	—	—	38,042
Exercise of options	732	7	4,790	—	—	4,797
Tax benefit of non-qualifying stock options	—	—	4,323	—	—	4,323

Balance at December 31, 2007	28,212	$282	$241,732	$70,545	$15,432	$327,991
Net income	—	—	—	78,924	—	78,924
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(1,383)	(1,383)

	Common Stock					Total Shareholders’ Equity
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained (Loss) Earnings	Accumulated Other Comprehensive (Loss) Income
	(Dollars and shares in thousands)
Increase in pension liability, net of tax benefit of ($4,278)	—	—	—	—	(7,480)	(7,480)

Comprehensive income	—	—	—	—	—	70,061
Compensation expense recognized for employee stock options	—	—	3,134	—	—	3,134
Exercise of options	186	2	1,327	—	—	1,329
Tax benefit of non-qualifying stock options	—	—	1,435	—	—	1,435
Other	—	—	10	—	—	10

Balance at December 31, 2008	28,398	$284	$247,638	$149,469	$6,569	$403,960

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$78,924	$44,156	$26,895
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	1,857	1,646	1,536
Employee stock and stock option related compensation expense	3,134	9,029	1,907
Loss on sale or disposal of assets	739	455	—
Depreciation and amortization	21,313	18,706	20,913
Reversal of contingent liability on insolvent subsidiary	(6,514)	—	—
Foreign currency transaction loss (gain)	3,948	42	(533)
Minority interest	243	(156)	734
Deferred income tax benefit	(5,486)	(7,030)	(6,332)
Other	(96)	—	—
Changes in assets and liabilities:
Accounts receivable	2,505	(19,022)	(9,621)
Inventory	(8,296)	(11,122)	(15,366)
Unbilled contract revenues and other current assets	(14,045)	12,212	(19,974)
Accounts payable and other current liabilities	(12,987)	19,245	21,049
Deferred income taxes	(4,768)	473	(1,599)
Customer advances and billings in excess of contract revenue	37,341	13,873	16,789

Net Cash Provided By Operating Activities	97,812	82,507	36,398
INVESTING ACTIVITIES
Capital expenditures	(13,968)	(19,028)	(22,253)
Short term investments	(32,264)	—	—
Proceeds from sale of assets	—	2,099	—
Acquisition of business, net of cash acquired	(18,828)	—	(15,927)
Other investing activities	(616)	(1,612)	(484)

Net Cash Used In Investing Activities	(65,676)	(18,541)	(38,664)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	—	9,000	4,250
Payments on revolving credit facilities and short term debt	—	(9,750)	(5,856)
Principal payments on long-term debt	(6,825)	(40,000)	(55,000)
Payment of financing costs	—	(296)	(854)
Initial public offering proceeds, net	—	—	172,496
Dividend payment	—	—	(150,313)
Underwriters’ over-allotment proceeds, net	—	38,042	—
Warrant and stock option exercise proceeds	1,329	4,797	39,237
Tax benefit from exercise of stock options	1,435	4,323	5,275
Other financing activities	—	1,328	—

Net Cash (Used In) Provided By Financing Activities	(4,061)	7,444	9,235

Net increase in cash and cash equivalents	28,075	71,410	6,969
Effect of exchange rate changes on cash	1,221	2,605	559
Cash and cash equivalents at beginning of period	92,869	18,854	11,326

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$122,165	$92,869	$18,854

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

The consolidated financial statements and accompanying notes as of and for the years ended December 31, 2008, 2007 and 2006 are prepared in conformity with U.S. generally accepted accounting principles and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The December 31, 2008 and 2007 balances include money market investments.

Short Term Investments: The Company’s short term investments consist of highly liquid, variable rate instruments, which have stated maturities of greater than three months but less than six months. These short term investments are recorded at cost which approximates fair value. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, has classified investment securities as current assets. The short term investments include domestic time deposits of $30,169 and foreign time deposits totaling 1,500 euros at December 31, 2008.

Concentrations of Credit Risks: The Company sells its products to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing industries in countries all over the world. Approximately 65%, 58% and 52% of sales were to foreign countries in 2008, 2007 and 2006, respectively. Sales to Air Liquide in 2008 and 2007 represented 10% of consolidated sales across all segments each year. No single customer exceeded ten percent of consolidated sales in 2006. Sales to the Company’s top ten customers accounted for 48%, 45% and 42% of consolidated sales in 2008, 2007 and 2006, respectively. The Company’s

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

sales to particular customers fluctuate from period to period, but the large gas producer and distributor customers of the Company tend to be a consistently large source of revenue for the Company. To minimize credit risk from trade receivables, the Company reviews the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitors the financial condition of customers to help ensure timely collections and to minimize losses. Additionally, for certain domestic and foreign customers, particularly in the Energy and Chemicals (“E&C”) segment, the Company requires advance payments, letters of credit and other such guarantees of payment. Certain customers also require the Company to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order.

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

Allowance for Doubtful Accounts: The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, or substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. The Company also records allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. The allowance for doubtful accounts balance at December 31, 2008 and 2007 was $2,312 and $2,081, respectively.

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method at December 31, 2008 and 2007. The components of inventory are as follows:

	December 31,
	2008	2007
Raw materials and supplies	$32,378	$40,547
Work in process	27,564	21,725
Finished goods	35,448	24,801

	$95,390	$87,073

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

Property, Plant and Equipment: All capital expenditures for property, plant and equipment are stated on the basis of cost. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized. The cost of applicable assets is depreciated over their estimated useful lives. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

for income tax purposes. Depreciation expense was $10,349, $7,755 and $5,475 for the years ended December 31, 2008, 2007 and 2006, respectively. The following table summarizes the components of property, plant and equipment:

		December 31,
Classification	Estimated Useful	2008	2007
Land and buildings	20-35 years	$62,011	$52,007
Machinery and equipment	3-12 years	54,127	46,631
Computer equipment, furniture and fixtures	3-7 years	6,219	5,444
Construction in process		4,911	12,154

		127,268	116,236
Less accumulated depreciation		(24,896)	(16,657)

Total property, plant and equipment, net		$102,372	$99,579

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

Goodwill and Other Intangible Assets: In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company does not amortize goodwill or other indefinite-lived intangible assets, but reviews them at least annually, and on an interim basis if necessary, for impairment using a measurement date of October 1st. The Company amortizes intangible assets that have finite lives over their useful lives.

SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment and that goodwill be tested for impairment at the reporting unit level on an annual basis. Under SFAS No. 142, a company determines the fair value of any indefinite-lived intangible assets, compares the fair value to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Goodwill is tested utilizing a two-step approach. After recording any impairment losses for indefinite-lived intangible assets, a company is required to determine the fair value of each reporting unit and compare the fair value to its carrying value, including goodwill, of such reporting unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount of the impairment, if any, would then be measured in step two, which compares the implied fair

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

value of the reporting unit’s goodwill with the carrying amount of that goodwill. The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets:

	Weighted Average Estimated Useful Life	December 31, 2008		December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets
Unpatented technology	9 years	$10,808	$(3,897)	$9,400	$(2,494)
Patents	10 years	8,297	(3,229)	8,138	(2,257)
Product names	14 years	2,580	(677)	2,580	(466)
Non-compete agreements	3 years	3,474	(2,445)	3,474	(1,850)
Customer relations	13 years	103,509	(23,450)	101,066	(15,987)
Other	—	50	(30)	60	(25)

		$128,718	$(33,728)	$124,718	$(23,079)

Indefinite-lived intangible assets:
Goodwill		$261,509		$248,453
Trademarks and trade names		34,552		34,060

		$296,061		$282,513

Amortization expense for intangible assets subject to amortization was $10,963, $10,951 and $15,438 for the years ended December 31, 2008, 2007 and 2006, respectively, and is estimated to range from approximately $11,100 to $9,100 annually for fiscal years 2009 through 2013, respectively.

Financial Instruments: The fair values of cash equivalents, short term investments accounts receivable and short term bank debt approximate their carrying amount because of the short maturity of these instruments.

Derivative Instruments: The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency risk that exists as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument.

The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, British pound and Czech koruna. The Company’s foreign currency forward contracts do not qualify as hedges under the provisions of SFAS No. 133. Changes in their fair value are recorded in the consolidated statement of operations. The change in fair value for 2008 generated losses of $1,536.

As of December 31, 2008, the Company held U.S. dollar forward currency contracts to buy $482 and to sell $1,191 against the euro. The Company also held forward currency contracts to sell 21,150 euro and 5,989 Polish zloty against the Czech koruna. These contracts are at various exchange rates and expire at various dates through December 2009.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve are as follows:

	Year Ended December 31,
	2008	2007	2006
Balance at beginning of period	$5,731	$4,765	$3,598
Warranty expense	5,598	4,189	4,210
Warranty usage.	(2,693)	(3,223)	(3,043)

Balance at end of period	$8,636	$5,731	$4,765

Shareholders’ Equity: The Company reports comprehensive income in its consolidated statement of shareholders’ equity. The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2008	2007
Foreign currency translation adjustments	$14,264	$15,647
Pension liability adjustments, net of taxes of ($4,278) and ($833) at December 31, 2008 and 2007, respectively	(7,695)	(215)

	$6,569	$15,432

Fair Value of Financial Instruments: Effective January 1, 2008, the Company adopted SFAS No. 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Revenue Recognition: For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement and the selling price to the buyer is fixed or determinable. For brazed aluminum heat exchangers, cold boxes, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. Earned revenue on contracts in process at December 31, 2008, 2007 and 2006, totaled $381,659, $249,654 and $216,971, respectively. Timing of amounts billed on contracts varies from contract to contract and could cause significant variation in working capital needs. Amounts billed on percentage of completion contracts in process at December 31, 2008, 2007 and 2006 totaled $400,774, $274,848 and $224,366, respectively. The cumulative

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

impact of revisions in total cost estimates during the progress of work is reflected in the proper period as these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion. Certain contracts include incentive-fee arrangements. The incentive fees in such contracts can be based on a variety of factors but the most common are the achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets can result in unrealized incentive fees. Incentive fee revenue is not recognized until it is earned.

Shipping and Handling Costs: Amounts billed to customers for shipping and handling and the related costs are classified as sales. Net shipping costs of ($1,612), ($1,290) and ($1,378) for the years ended December 31, 2008, 2007 and 2006, respectively, are included in sales.

Advertising Costs: The Company incurred advertising costs of $3,643, $2,322 and $2,684 for the years ended December 31, 2008, 2007 and 2006, respectively. Such costs are expensed as incurred.

Research and Development Costs: The Company incurred research and development costs of $5,927, $5,730 and $3,876 for the years ended December 31, 2008, 2007 and 2006, respectively. Such costs are expensed as incurred.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

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

Earnings per share: The following table presents calculations of income (loss) per share of common stock:

	Year Ended December 31,
	2008	2007	2006
Net income	$78,924	$44,156	$26,895

Net income per common share — basic	$2.78	$1.64	$1.70
Net income per common share — diluted	$2.72	$1.61	$1.65
Weighted average number of common shares outstanding — basic	28,354	26,872	15,835
Incremental shares issuable upon assumed conversion and exercise of stock options	654	621	434

Total shares — diluted	29,008	27,493	16,269

New Accounting Pronouncements. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis. SFAS No. 157 was effective for the Company on January 1, 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have any impact on the Company’s financial position or results of operations.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for financial statements issued after November 15, 2008. The adoption of SFAS No. 161 did not have an impact on the Company’s financial reporting requirements.

NOTE B — Balance Sheet Components

The following table summarizes the components of other current assets, other assets, net, other current liabilities and other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Other current assets:
Deposits	$388	$437
Assets held for sale	985	985
Deferred income taxes	8,898	10,897
Other receivables	7,440	11,142

	$17,711	$23,461

Other assets, net:
Deferred financing costs	$7,860	$9,718
Cash value life insurance	1,139	1,662
Other	1,980	1,596

	$10,979	$12,976

Other current liabilities:
Accrued interest	$3,113	$4,347
Accrued other taxes	1,664	956
Accrued income taxes	276	983
Accrued rebates	5,082	5,481
Accrued employee separation and plant closure costs	1,107	1,727
Accrued other	5,374	4,152

	$16,616	$17,646

Other long-term liabilities:
Accrued environmental	$6,697	$6,466
Minority interest	1,492	1,214
Accrued contingencies and other	3,393	8,121

	$11,582	$15,801

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements

The following table shows the components of the Company’s borrowings at December 31, 2008 and 2007, respectively.

	December 31,
	2008	2007
Senior term loan, due October 2012, average interest rate of 5.45% and 7.58% at December 31, 2008 and 2007, respectively	$80,000	$80,000
Subordinated notes, due 2015, interest accrued at 9.125%	163,175	170,000

Total debt	243,175	250,000
Less: current maturities	—	—

Long-term debt.	$243,175	$250,000

The Company has a senior secured credit facility (the “Senior Credit Facility”) and $163,175 of 9 1/8% senior subordinated notes (the “Subordinated Notes”) outstanding. The Senior Credit Facility consists of a $180,000 term loan facility (the “Term Loan”) and a $115,000 revolving credit facility (the “Revolver”), of which $55,000 may be used for letters of credit extending beyond one year from their date of issuance. The Term Loan matures on October 17, 2012 and the Revolver matures on October 17, 2010. As a result of five voluntary principal prepayments in 2005, 2006 and June 2007, the Term Loan does not require any scheduled principal payments prior to the maturity date. The interest rate under the Senior Credit Facility is, at the Company’s option, the Alternative Base Rate (“ABR”) plus 1.0% or LIBOR plus 2.0% on the Term Loan and ABR plus 1.5% or LIBOR plus 2.5% on the Revolver. The applicable interest margin on the Revolver could decrease based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay an annual administrative fee of $100, a commitment fee of 0.375% on the unused Revolver balance, a letter of credit participation fee of 2.0% per annum on the letter of credit exposure and a letter of credit issuance fee of 0.25%. The obligations under the Secured Credit Facility are secured by substantially all of the assets of the Company’s U.S. Subsidiaries and 65% of the capital stock of the Company’s non-U.S. Subsidiaries.

The Subordinated Notes are due in 2015 with interest payable semi-annually on April 15th and October 15th. A registration rights agreement required the Company to file an Exchange Offer Registration Statement and complete the exchange offer for the Subordinated Notes by August 14, 2006. Since the exchange offer was not completed when required, additional interest at a rate of 0.25% was incurred for the 90-day period commencing August 14, 2006, additional interest at a rate of 0.50% was incurred for the 90- day period commencing November 12, 2006, and additional interest at a rate of 0.75% was incurred for the 90-day period commencing February 10, 2007. The exchange offer was completed on April 6, 2007 and this additional interest ceased accruing as of that date.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

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

The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends and distributions, and make capital expenditures. The Senior Credit Facility and indenture governing the Subordinated Notes also include covenants relating to leverage, interest coverage and fixed charge coverage ratios. The Company is in compliance with all covenants at December 31, 2008. At December 31, 2008, there was $80,000 and $163,175 outstanding under the Term Loan and Subordinated Notes, respectively, and letters of credit and bank guarantees totaling $30,254 supported by the Revolver.

On October 5, 2008, Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc. and a lender under the revolver, filed for bankruptcy protection under Chapter 11 of United States Bankruptcy Code. LCPI provided $5,000 in commitments or approximately 4.3% of total commitments on the Revolver portion of the Senior Credit Facility. Accordingly, until such time as the Company can determine the likelihood of LCPI funding its share of the Revolver, the effective total borrowing capacity under the Revolver portion of the Senior Credit Facility may be limited to $110,000.

Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured revolving credit facilities with borrowing capacity, including overdraft protection, of up to 150,000 Czech korunas (“CSK”), of which 110,000 CSK is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in CSK, euros and U.S. dollars. Borrowings in CSK are at PRIBOR, borrowings in euros are at EURIBOR and borrowings in U.S, dollars are at LIBOR, each with a fixed margin of 0.6 percent. Ferox is not required to pay a commitment fee to the lenders under the revolving credit facilities in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.75 percent on the face amount of each guarantee. Ferox’s land, buildings and accounts receivable secure the revolving credit facilities. At December 31, 2008, there were no borrowings outstanding under, and $4,800 of bank guarantees supported by the Ferox revolving credit facilities.

Flow Instruments & Engineering GmbH, which was acquired by Ferox in April 2008, maintains two revolving lines of credit with 320 euros in total borrowing capacity. As of December 31, 2008, there were no borrowings outstanding under either line of credit.

The scheduled annual maturities of long-term debt at December 31, 2008, are as follows:

Year	Amount
2009	$—
2010	—
2011	—
2012	80,000
2013 and thereafter	$163,175

$243,175

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

The Company paid interest of $20,936, $24,039 and $25,570 for the years ended December 31, 2008, 2007 and 2006, respectively.

The fair value of the term loan portion of the Senior Credit Facility is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under such method the fair value of the Company’s Term Loan approximated its carrying value at December 31, 2008 and 2007. The fair value of the Subordinated Notes is estimated based on the present value of the underlying cash flows using the Subordinated Notes current effective rate of return. The fair value approximates $142,000 at December 31, 2008.

NOTE D — Employee Separation and Plant Closure Costs

In 2005, the Company completed its manufacturing facility reduction plan, which commenced in 2002. These actions resulted in the announcements of the closure of the Company’s Distribution and Storage segment manufacturing facility in Plaistow, New Hampshire and the BioMedical segment manufacturing and office facility in Burnsville, Minnesota, respectively. The shutdown of the Burnsville, Minnesota manufacturing facility was completed in the first quarter of 2005. In each of these facility closures, the Company did not exit the product lines manufactured at those sites, but moved the manufacturing to other facilities with available capacity, most notably New Prague, Minnesota for engineered tank production and Canton, Georgia for medical respiratory production. During 2007 and 2006, the Company recorded employee separation and plant closure costs related to these facility reduction plans. In 2008, the Company reversed the $1,557 reserve for severance related to an insolvent former subsidiary. See Note J – Contingencies for further discussion.

The following tables summarize the Company’s employee separation and plant closure costs activity for 2008, 2007 and 2006.

	Year Ended December 31, 2008
	BioMedical	Distribution & Storage	Energy & Chemical	Corporate	Total
One-time employee termination costs	$—	$—	$—	$—	$—
Other associated costs	—	—	—	—	—

Employee separation and plant closure costs	—	—	—	—	—
Reversal of contingent liabilities	—	—	(1,557)	—	—

Reserve usage	(24)	—	(1,557)	—	(1,581)

Change in reserve	(24)	—	(1,557)	—	(1,581)
Reserves as of January 1, 2008	24	170	1,557	—	1,751

Reserve as of December 31, 2008	$—	$170	$—	$—	$170

	Year Ended December 31, 2007
	BioMedical	Distribution & Storage	Energy & Chemical	Corporate	Total
One-time employee termination costs	$—	$—	$—	$—	$—
Other associated costs	—	304	—	—	304

Employee separation and plant closure costs		304	—	—	304
Reserve usage	(97)	(324)	—	—	(421)

Change in reserve	(97)	(20)	—	—	(117)
Reserves as of January 1, 2007	121	190	1,557	—	1,868

Reserve as of December 31, 2007	$24	$170	$1,557	$—	$1,751

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31, 2006
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

NOTE E — Acquisitions

On April 1, 2008, Ferox acquired Flow Instruments & Engineering Gmbh (“Flow”), which is based in Germany, for 11,900 euros, net of cash acquired. The fair value of the net assets acquired and goodwill at the date of acquisition was $5,400 and $14,800, respectively. Flow manufactures cryogenic flow meter systems for industrial gases and liquefied petroleum gas, distribution equipment for transport of CO2 and other gases, and provides calibration services. Flow is included in the Company’s Distribution & Storage segment and added $6.8 million in sales since the acquisition date.

In February 2008, the Company entered into a joint venture in Saudi Arabia with two other entities to form a company to manufacture air cooled heat exchangers. The contribution to the joint venture was $616 for a 34% share of the joint venture. The joint venture is accounted for under the equity method.

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

NOTE F — Income Taxes

Income before income taxes and minority interest consists of the following:

	For the Year Ended December 31,
	2008	2007	2006
United States	$88,867	$38,508	$22,673
Foreign	20,728	22,811	17,734

	$109,595	$61,319	$40,407

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$32,410	$19,764	$13,995
State	1,030	1,623	1,722
Foreign	2,535	2,962	3,659

	35,975	24,349	19,376

Deferred:
Federal	(4,421)	(5,795)	(5,838)
State	(1,687)	(1,584)	(544)
Foreign	622	349	50

	(5,486)	(7,030)	(6,332)

	$30,489	$17,319	$13,044

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2008	2007	2006
Income tax expense (benefit) at U.S. statutory rate	$38,359	$21,462	$14,142
State income taxes, net of federal tax benefit	(427)	36	766
Credit on foreign taxes paid	(584)	(926)	(309)
Effective tax rate differential of earnings outside of U.S.	(4,759)	(2,893)	(1,440)
Foreign investment tax credit	(1,618)	(1,780)	(527)
Federal tax benefit of foreign sales	—	—	(676)
Non-deductible (taxable) items	1,445	1,893	136
Provision (income) for tax contingencies	(147)	332	1,148
Domestic production activities deduction	(1,780)	(805)	(196)

	$30,489	$17,319	$13,044

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2008	December 31, 2007
Deferred tax assets:
Accruals and reserves	$11,011	$9,928
Pensions	5,425	1,570
Inventory	1,296	1,435
Tax credit carryforward	1,673	566
Foreign net operating loss	57	267
Stock options	3,455	2,930

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

	December 31, 2008	December 31, 2007
Other — net	1,026	1,680

Total deferred tax assets before valuation allowance	$23,943	$18,376
Valuation allowance	(57)	(267)

Total deferred tax assets, net of valuation allowance	$23,886	$18,109

Deferred tax liabilities:
Property, plant and equipment	$9,418	$9,129
Intangibles	46,915	51,186

Total deferred tax liabilities	$56,333	$60,315

Net deferred tax liabilities	$(32,447)	$(42,206)

As of December 31, 2008, the Company has tax credit carryforwards of $1,673, $551 of which will expire in 2014 through 2018 and the remainder can be carried forward indefinitely. In addition, the Company has foreign net operating losses of $199 of which $60 expires in 2013, and the remaining $139 can be carried forward indefinitely. During the year, the Company recorded a tax benefit of $113 as a reduction of goodwill for the realization of foreign net operating losses. At December 31, 2008, the Company has established a valuation allowance of $57 related to the foreign net operating losses.

The Company has not provided for income taxes on approximately $67,834 of foreign subsidiaries’ undistributed earnings as of December 31, 2008, since the earnings retained have been reinvested indefinitely by the subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.

The Company had net income tax payments of $36,167, $17,893 and $10,543 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The reconciliation of beginning to ending unrecognized tax benefits is as follows:

	Year Ended December 31,
	2008	2007
Unrecognized tax benefits at beginning of the year	$3,729	$3,578
Additions based on tax positions related to the current year	—	36
Additions for tax positions of prior years	22	513

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007
Reductions for tax positions of prior years	(1,268)	(398)
Settlements	(490)	—
Lapse of statutes of limitation	(90)	—

Unrecognized tax benefits at end of the year	$1,903	$3,729

The amount of unrecognized tax benefits as of December 31, 2008 was $1,903. This amount includes $1,565 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $168 for the payment of interest and penalties at December 31, 2008. The Company accrued approximately $80 and $315 for the years ended December 31, 2008 and 2007, respectively, in additional interest associated with uncertain tax positions.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2004.

The Internal Revenue Service (“IRS”) completed an examination of the Company’s U.S. income tax returns for 2004 and 2005 during 2008. As a result of the completion of the audit, the Company’s unrecognized tax benefits decreased by $1,379 which included an income tax benefit of $230. The Company also completed state audits during 2008 which decreased the Company’s unrecognized tax benefit by $326. It is reasonably possible the Company’s unrecognized tax benefits at December 31, 2008 may decrease within the next twelve months by approximately $433.

NOTE G — Employee Benefit Plans

The Company had four frozen defined benefit pension plans which were combined into one plan as of January 1, 2008. The plan covers certain U.S hourly and salary employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.

The following table sets forth the components of net periodic pension benefit for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
Interest cost	2,332	2,121	2,042
Expected return on plan assets	(2,878)	(2,779)	(2,475)
Amortization of net (gain)	—	(9)	—

Total pension benefit	$(546)	$(667)	$(433)

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

The following table sets forth changes in the projected benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheet:

	December 31, 2008	December 31, 2007
Change in projected benefit obligation:
January 1 projected benefit obligation	$39,742	$37,400
Service cost	—	—
Interest cost	2,332	2,122
Benefits paid	(1,215)	(1,188)
Actuarial (gains) losses and plan changes	(119)	1,408

December 31 projected benefit obligation	$40,740	$39,742

Change in plan assets:
Fair value at January 1	$35,577	$34,112
Actual return	(8,998)	1,979
Employer contributions	171	674
Benefits paid	(1,215)	(1,188)

Fair value at December 31	$25,535	$35,577

The funded status of the pension plans was as follows:
Funded status (plan assets less than projected benefit obligations)	$(15,205)	$(4,165)
Unrecognized actuarial loss	12,074	316

Net amount recognized	$(3,131)	$(3,849)

At December 31, 2008 and 2007, the Company recorded unrecognized actuarial losses of $11,758 and $2,208 in accumulated other comprehensive income, respectively.

The actuarial assumptions used in determining the funded status information and subsequent net periodic pension cost are as follows:

	Year Ended December 31,
	2008	2007	2006
United States Plans
Discount rate	6.00%	6.00%	5.75%
Expected long-term weighted average rate of return on plan assets	7.25%	8.25%	8.25%

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at year end. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency and the expected timing of benefit payments under the plan.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

The Company’s pension plan weighted-average actual (which is periodically rebalanced) and target asset allocations by asset category at December 31 are as follows:

		Actual
	Target	2008	2007
Stocks	49%	44%	49%
Fixed income funds	49%	53%	49%
Cash and cash equivalents	2%	3%	2%

Total	100%	100%	100%

The Company’s funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, the Company expects to contribute $922 to its defined benefit pension plan in 2009 and expects the following benefit payments to be paid by the plan:

2009	$1,588
2010	1,665
2011	1,792
2012	1,929
2013	2,100
In aggregate during five years thereafter	12,686

$21,760

The Company presently makes contributions to one bargaining unit supported multi-employer pension plan resulting in expense of $620, $476 and $440 for the years ended December 31, 2008, 2007 and 2006, respectively. As part of the closure of the Plaistow, NH facility in 2004, the Company withdrew from the multi- employer plan upon final termination of all employees at such facility. The Company has recorded a related estimated withdrawal liability of $170 at December 31, 2008 and 2007. Any additional liability over this accrued amount is not expected to have a material adverse impact on the Company’s financial position, liquidity, cash flows or results of operations.

The Company has a defined contribution savings plan that covers most of its U.S. employees. Company contributions to the plan are based on employee contributions, and a Company match and discretionary contributions. Expenses under the plan totaled $5,059, $4,399 and $3,685 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE H — Stock Option Plans

Under the Amended and Restated 2005 Stock Incentive Plan (“Stock Incentive Plan”) which became effective in October 2005, the Company may grant stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), stock awards and performance based stock awards to employees and directors. A maximum of 3,421 shares of the Company’s common stock may be issued for grants under the Stock Incentive Plan. As of December 31, 2008, the Company had 797 shares of common stock available for future grant under the Stock Incentive Plan.

The Company recognized stock-based compensation of $3,134, $9,029 and $1,907 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company also recognized related tax benefits of $1,435, $4,323 and $5,275 for the years ended December 31, 2008, 2007 and 2006, respectively. On June 12, 2007, the

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

Company completed its secondary stock offering in which First Reserve Fund X, L.P. achieved a return on its investment that caused 82% of the performance-based options that were granted in 2005 and 2006 to vest as specified in the Stock Incentive Plan. As a result of the vesting, the Company recorded $6,211 in stock-based compensation expense in the second quarter of 2007. As of December 31, 2008, total share-based compensation of $3,769 is expected to be recognized over the remaining weighted average period of approximately 2.3 years.

Stock Options

Under the terms of the Stock Incentive Plan, stock options generally have either a 4 or 5 year graded vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,498	$8.93	2,442	$7.12
Granted	116	30.95	129	25.27
Exercised	(178)	7.45	(725)	6.62
Expired or forfeited	(5)	29.75	(348)	7.07

Outstanding at end of period	1,431	$10.82	1,498	$8.93

Exercisable at end of year*	985	$7.82	843	$7.46

Participants at end of year	58		54

Available for future grant at end of year	797		1,107

*	Remaining contractual term of 7.6 years

The total fair value of options vested was $1,257, $7,027 and $571 for the years ended December 31, 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $5,406 and $15,281, respectively. No options were exercised during the year ended December 31, 2006 under the Stock Incentive Plan.

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The expected volatility and expected term of the options are based on historical information. The risk free rate is based on the U.S. Treasury yield in effect at the time of the grant.

Weighted average grant date fair values of stock options and the assumptions used in estimating the fair values are as follows:

	2008	2007	2006
Weighted average grant date fair value	$30.95	$14.60	$14.05
Expected term (years)	6.25	7.19	7.50
Risk-free interest rate	3.54%	4.99%	5.17%
Expected volatility	47.88%	49.00%	46.94%

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

Performance Stock Awards

The Company granted 107 and 72 performance share units under the Stock Incentive Plan during 2008 and 2007, respectively. The performance share units granted in 2008 are earned over a 3 year period beginning on January 1, 2008 and the performance share units granted in 2007 are earned over a 2.5 year period beginning July 1, 2007. Total units earned may vary between 0% and 150% of the units based on the attainment of pre-determined performance and market condition targets as determined by the Board of Directors. The Company values performance stock awards based on market conditions using a Monte Carlo Simulation model that is performed by an outside valuation firm. The weighted average per share fair values were $29.22 and $25.51 for the 2008 and 2007 grants, respectively.

Other

In 2008, the Company granted the non-employee directors stock awards covering 7 shares of common stock that had a fair market value of $250. The stock awards were fully vested on the date of grant. In 2007, the Company granted restricted stock units covering 10 shares of common stock to non-employee directors. Each of the six grants had a fair market value of $40 on the date of grant. In 2006, the Company granted restricted stock units covering 16 shares of common stock to non-employee directors. Each of the six grants of restricted stock units had a fair market value of $40 on the date of grant. Restricted stock units for 7 shares were forfeited during 2007 upon the resignation of three directors. The remaining restricted stock units are expected to fully vest on the first anniversary of the date of grant or earlier in the event of a “change in control” as such term is defined in the Stock Incentive Plan. The Company recorded $321, $234, and $100 of compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE I — Lease Commitments

The Company incurred $7,165, $6,477, and $4,373 of rental expense under operating leases for the years ended December 31, 2008, 2007 and 2006, respectively. Certain leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. In addition, the Company has the right, but no obligation, to renew certain leases for various renewal terms. At December 31, 2008, future minimum lease payments for non-cancelable operating leases for the next five years total $18,546 and are payable as follows: 2009 — $5,082; 2010 — $3,653; 2011 — $2,733; 2012 — $2,236; and 2013 and thereafter — $4,842.

NOTE J — Contingencies

Environmental

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and handling and disposal of hazardous materials such as cleaning fluids. The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believes it is currently in substantial compliance with all known environmental regulations. At December 31, 2008 and 2007, the Company had undiscounted accrued environmental reserves of $6,697 and $6,466, respectively, recorded in other long-term liabilities. The Company accrues for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts and circumstances regarding each facility. Actual costs incurred may vary

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 14 years as ongoing costs of remediation programs.

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

CHEL

In March 2003, the Company completed the closure of its Wolverhampton, United Kingdom manufacturing facility, operated by the Company’s former Chart Heat Exchanger Limited (“CHEL”) subsidiary. In March 2003, CHEL filed for a voluntary administration under the United Kingdom (“U.K.”) Insolvency Act of 1986 and CHEL was no longer consolidated. CHEL’s application for voluntary administration was approved on April 1, 2003, an administrator was appointed and CHEL was no longer consolidated. Additionally, the Company received information that indicated that CHEL’s net pension plan obligations had increased significantly primarily due to a decline in plan asset values and interest rates as well as increased plan liabilities, resulting in a significant plan deficit as of March 2003. Based on the Company’s financial condition in March 2003, it determined not to advance funds to CHEL to fund CHEL’s obligations. Since CHEL was unable to fund its net pension deficit, the trustees of the CHEL pension plan requested a decision to wind-up the plan from a U.K. pension regulatory board. That board approved the wind-up as of March 28, 2003.

For the year ended December 31, 2008, the Company recognized a $6.5 million benefit as a result of reversing contingent liabilities that were previously established for potential secondary pension and severance obligations related to CHEL. Based on events that occurred during 2008, including actions taken by a U.K. governmental agency to support a large portion of the pension obligations after the insolvent former subsidiary had made distributions to satisfy significant portions of its obligations generally, the contingent liabilities were no longer considered to be probable and were reversed.

Legal Proceedings

The Company is occasionally subject to various legal actions related to performance under contracts, product liability, taxes and other matters incidental to the normal course of its business. Based on the Company’s historical experience in litigating these actions, as well as the Company’s current assessment of the underlying merits of the actions and applicable insurance, if any, management believes that the final resolution of these matters will not have a material adverse affect on the Company’s financial position, liquidity, cash flows or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect.

NOTE K — Reporting Segments

The Company’s structure of its internal organization is divided into the following three reportable segments: Energy and Chemicals, Distribution and Storage, and BioMedical. The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The Energy and Chemicals segment sells heat exchangers, cold boxes and liquefied natural gas vacuum insulated pipe to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases. The Distribution and Storage segment sells

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO(2) systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The BioMedical segment sells medical respiratory products, biological storage systems and magnetic resonance imaging cryostat components. Due to the nature of the products that each operating segment sells, there are no inter-segment sales. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and stock-based compensation expense that are not allocated to the reportable segments.

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

	Year Ended December 31, 2008
	Reportable Segments
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales from external customers	$312,502	$335,916	$95,945	$—	$744,363
Depreciation and amortization expense	7,475	10,613	2,793	432	21,313
Operating income (loss) (A)	70,752	63,770	20,742	(21,911)	133,353
Total assets(B)(C)	242,054	475,448	99,446	92,479	909,427
Capital expenditures	3,123	8,535	2,257	53	13,968

	Year Ended December 31, 2007
	Reportable Segments
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales from external customers	$253,672	$322,565	$90,158	$—	$666,395
Employee separation and plant closure costs	—	304	—	—	304
Depreciation and amortization expense	6,710	9,170	2,590	236	18,706
Operating income (loss)	33,821	66,167	17,788	(32,595)	85,181
Total assets(B)(D)	236,991	423,247	104,623	60,893	825,754
Capital expenditures	6,955	9,714	1,932	427	19,028

	Year Ended December 31, 2006
	Reportable Segments
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales from external customers	$190,673	$268,303	$78,478	$—	$537,454
Employee separation and plant closure costs (benefit)	—	396	—	—	396
Depreciation and amortization expense	8,135	10,168	2,380	230	20,913
Operating income (loss)	18,957	54,545	15,969	(22,600)	66,871
Total assets(B)(E)	224,277	376,168	101,785	23,645	725,875
Capital expenditures	13,365	7,934	864	90	22,253

(A)	Corporate operating income for the year ended December 31, 2008 includes a reversal of contingent liabilities related to an insolvent former subsidiary of $6,514.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

(B)	Corporate assets at December 31, 2008, 2007 and 2006 consist primarily of cash, cash equivalents, short term investments and deferred income taxes.

(C)	Total assets at December 31, 2008 include goodwill of $81,979, $144,060 and $35,470 for the Energy and Chemicals, Distribution and Storage and BioMedical segments, respectively.

(D)	Total assets at December 31, 2007 include goodwill of $82,116, $130,801 and $35,536 for the Energy and Chemicals, Distribution and Storage and BioMedical segments, respectively.

(E)	Total assets at December 31, 2006 include goodwill of $81,941, $129,751 and $35,452 for the Energy and Chemicals, Distribution and Storage, and BioMedical segments, respectively.

A reconciliation of the total of the reportable segments’ operating income to consolidated income before income taxes and minority interest is presented below:

	Year Ended December 31,
	2008	2007	2006
Operating income	$133,353	$85,181	$66,871
Other expense (income):
Interest expense, net	17,953	22,174	25,461
Amortization of deferred financing costs	1,857	1,646	1,536
Foreign currency loss (gain)	3,948	42	(533)

Income before income taxes and minority interest	$109,595	$61,319	$40,407

	Year Ended December 31,
	2008	2007	2006
Product Sales Information:
Energy and Chemicals Segment
Heat exchangers	$197,857	$155,822	$117,677
Cold boxes and LNG VIP	114,645	97,850	72,996

	312,502	253,672	190,673

Distribution and Storage Segment
Cryogenic bulk storage systems	$164,165	$166,702	$141,119
Cryogenic packaged gas systems and beverage liquid CO(2) systems	123,698	118,216	93,690
Cryogenic systems and components	19,060	12,654	12,249
Cryogenic services	28,993	24,993	21,245

	335,916	322,565	268,303

BioMedical Segment
Medical products and biological storage systems	$83,901	$77,866	$67,236
MRI components and other	12,044	12,292	11,242

	95,945	90,158	78,478

Total Sales	$744,363	$666,395	$537,454

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
Geographic Information:	Sales	Long-Lived Assets	Sales	Long-Lived Assets	Sales
United States	$539,321	$340,188	$484,427	$368,300	$403,523
Czech Republic	113,836	104,550	96,925	70,020	73,611
Other Non-U.S. Countries	91,206	59,325	85,043	57,957	60,320

Total	$744,363	$504,063	$666,395	$496,277	$537,454

Note L — Quarterly Data (Unaudited)

Selected quarterly data for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
Sales	$170,329	$197,752	$188,808	$187,474		$744,363
Gross profit	51,941	64,000	66,164	57,283		239,388
Operating income	26,208	34,833	36,654	35,658	(1)	133,353
Net income	14,656	22,192	20,402	21,674		78,924
Net income per share - diluted	$0.51	$0.76	$0.70	$0.75

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$152,463	$167,587	$163,670	$182,675	$666,395
Gross profit	39,859	51,258	45,390	53,034	189,541
Operating income	17,287	19,749	21,414	26,731	85,181
Net income	7,178	8,448	12,112	16,418	44,156
Net income per share - diluted	$0.28	$0.32	$0.42	$0.57

(1)	Includes $6.5 million benefit for the contingent liabilities reversal from the insolvent former subsidiary offset by $4.9 million in customer settlements and facility shutdown costs.

NOTE M — Supplemental Guarantor Financial Information

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

Non-Guarantor Subsidiaries	Jurisdiction
Abahsain Specialized Industrial Co. Ltd. (34% owned)	Saudi Arabia
Changzhou CEM Cryo Equipment Co., Ltd.	China
Chart Asia Investment Company Ltd.	Hong Kong
Chart Australia Pty. Ltd.	Australia
Chart Biomedical Limited	United Kingdom
Chart Cryogenic Distribution Equipment (Changzhou) Co., Ltd. (50% owned)	China
Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd.	China
Chart Cryogenic Equipment (Changzhou) Co., Ltd.	China
Chart Ferox a.s.	Czech Republic

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

Non-Guarantor Subsidiaries	Jurisdiction
Chart Ferox GmbH	Germany
Flow Instruments & Engineering GmbH	Germany
GTC of Clarksville, LLC	Delaware
Lox Taiwan (11.25% owned)	Taiwan
Zhangjigang Chart Hailu Cryogenic Equipment Co., Ltd. (dissolved during 2007)	China

The following supplemental condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the years ended December 31, 2008, 2007 and 2006, balance sheets as of December 31, 2008 and December 31, 2007, and statements of cash flows for the years ended December 31, 2008, 2007 and 2006.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
ASSETS
Cash and cash equivalents	$84,428	$2,540	$35,197	$—	$122,165
Short term investments	32,264	—	—	—	32,264
Accounts receivable, net	—	70,872	20,826	—	91,698
Inventory, net	—	52,350	43,855	(815)	95,390
Other current assets	8,857	38,276	16,375	—	63,508

Total current assets	125,549	164,038	116,253	(815)	405,025
Property, plant and equipment, net	—	63,823	38,549	—	102,372
Goodwill	—	189,791	71,718	—	261,509
Intangible assets, net	—	124,064	5,478	—	129,542
Investments in affiliates	201,709	84,955	—	(286,124)	540
Intercompany receivables	325,557	—	—	(325,557)	—
Other assets	7,860	966	1,613	—	10,439

Total assets	$660,675	$627,637	$233,611	$(612,496)	$909,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(27,850)	$182,552	$39,469	$(10)	$194,161

Total current liabilities	(27,850)	182,552	39,469	(10)	194,161
Long-term debt	243,175	—	—	—	243,175
Intercompany payables	—	226,382	99,440	(325,822)	—
Other long-term liabilities	41,390	16,994	9,747	—	68,131

Total liabilities	256,715	425,928	148,656	(325,832)	505,467
Common stock	284	—	—	—	284
Other stockholders’ equity	403,676	201,709	84,955	(286,664)	403,676

Total stockholders’ equity	403,960	201,709	84,955	(286,664)	403,960

Total liabilities and stockholders’ equity	$660,675	$627,637	$233,611	$(612,496)	$909,427

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
ASSETS
Cash and cash equivalents	$49,184	$4,595	$39,090	$—	$92,869
Accounts receivable, net	—	75,354	21,586	—	96,940
Inventory, net	—	49,164	38,491	(582)	87,073
Other current assets	11,328	27,997	12,840	—	52,165

Total current assets	60,512	157,110	112,007	(582)	329,047
Property, plant and equipment, net	—	62,917	36,662	—	99,579
Goodwill	—	190,657	57,796	—	248,453
Intangible assets, net	—	133,839	1,860	—	135,699
Investments in affiliates	165,128	61,973	—	(227,101)	—
Intercompany receivables	381,525	—	—	(381,525)	—
Other assets	9,811	1,546	1,619	—	12,976

Total assets	$616,976	$608,042	$209,944	$(609,208)	$825,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(16,175)	$159,966	$30,763	$140	$174,694

Total current liabilities	(16,175)	159,966	30,763	140	174,694
Long-term debt	250,000	—	—	—	250,000
Intercompany payables	—	272,325	109,922	(382,247)	—
Other long-term liabilities	55,160	10,623	7,286	—	73,069

Total liabilities	288,985	442,914	147,971	(382,107)	497,763
Common stock	282	—	—	—	282
Other stockholders’ equity	327,709	165,128	61,973	(227,101)	327,709

Total stockholders’ equity	327,991	165,128	61,973	(227,101)	327,991

Total liabilities and stockholders’ equity	$616,976	$608,042	$209,944	$(609,208)	$825,754

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Net sales	$—	$548,734	200,965	$(5,336)	$744,363
Cost of sales	—	353,924	155,578	(4,527)	504,975

Gross profit	—	194,810	45,387	(809)	239,388
Selling, general and administrative expenses	1,557	89,577	14,901	—	106,035

Operating (loss) income	(1,557)	105,233	30,486	(809)	133,353
Interest expense, net	18,574	4	(625)	—	17,953
Other expense (income), net	1,857	1,867	2,081	—	5,805
Minority interest, net of tax	—	—	182	—	182

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(21,988)	103,362	28,848	(809)	109,413
Income tax (benefit) provision	(6,112)	32,916	3,685	—	30,489
Equity in net (income) loss of subsidiaries	(94,800)	(24,354)	—	119,154	—

Net income (loss)	$78,924	$94,800	$25,163	$(119,963)	$78,924

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Net sales	$—	$493,878	176,311	$(3,794)	$666,395
Cost of sales	—	344,552	135,724	(3,422)	476,854

Gross profit	—	149,326	40,587	(372)	189,541
Selling, general and administrative expenses	1,359	90,039	12,962	—	104,360

Operating (loss) income	(1,359)	59,287	27,625	(372)	85,181
Interest expense, net	22,583	(23)	(386)	—	22,174
Other expense (income), net	1,646	135	(93)	—	1,688
Minority interest, net of tax	—	—	(156)	—	(156)

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(25,588)	59,175	28,260	(372)	61,475
Income tax (benefit) provision	(7,411)	21,805	2,925	—	17,319
Equity in net (income) loss of subsidiaries	(62,333)	(24,963)	—	87,296	—

Net income (loss)	$44,156	$62,333	$25,335	$(87,668)	$44,156

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(36,897)	$110,963	$50,681	$(26,935)	$97,812
Cash flows from investing activities:
Capital expenditures	—	(8,002)	(5,966)	—	(13,968)
Acquisitions, net of cash acquired	—	—	(18,828)	—	(18,828)
Short term investments	(32,264)	—	—	—	(32,264)
Other investing activities	—	(616)	—	—	(616)

Net cash used in investing activities	(32,264)	(8,618)	(24,794)	—	(65,676)

Cash flows from financing activities:
Net change in debt	(6,825)	—	—	—	(6,825)
Stock option exercise proceeds	1,329	—	—	—	1,329
Tax benefit from exercise of stock options	1,435	—	—	—	1,435
Intercompany account changes	108,467	(104,400)	(31,002)	26,935	—

Net cash provided by (used in) financing activities	104,406	(104,400)	(31,002)	26,935	(4,061)

Net increase (decrease) in cash and cash equivalents	35,245	(2,055)	(5,115)	—	28,075
Effect of exchange rate changes	—	—	1,221	—	1,221
Cash and cash equivalents, beginning					—
of period	49,184	4,595	39,090	—	92,869

Cash and cash equivalents, end of period	$84,429	$2,540	$35,196	$—	$122,165

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(22,041)	$83,210	$15,894	$5,444	$82,507
Cash flows from investing activities:
Capital expenditures	—	(10,876)	(8,152)	—	(19,028)
Other investing activities		2,099	(1,612)	—	487

Net cash used in investing activities	—	(8,777)	(9,764)	—	(18,541)

Cash flows from financing activities:
Net change in debt	(40,000)	(750)	—	—	(40,750)
Underwriters’ over-allotment proceeds, net	38,042	—	—	—	38,042
Stock option exercise proceeds	4,797	—	—	—	4,797
Tax benefit from exercise of stock options	4,323	—	—	—	4,323
Other financing activities	(296)	—	1,328	—	1,032
Intercompany account changes	58,275	(69,202)	16,371	(5,444)	—

Net cash provided by (used in) financing activities	65,141	(69,952)	17,699	(5,444)	7,444

Net increase in cash and cash equivalents	43,100	4,481	23,829	—	71,410
Effect of exchange rate changes on cash	—	—	2,605	—	2,605
Cash and cash equivalents, beginning					—
of period	6,084	114	12,656	—	18,854

Cash and cash equivalents, end of period	$49,184	$4,595	$39,090	$—	$92,869

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 2, 2005 by and among Chart Industries, Inc., certain of its stockholders, First Reserve Fund X, L.P. and CI Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

3.2	Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed with the SEC on December 19, 2008 (File No. 001-11442)).

4.1	Form of Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

4.2	Indenture, dated as of October 17, 2005, between Chart Industries, Inc. and The Bank of New York as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

4.3	Registration Rights Agreement, dated October 17, 2005 among Chart Industries, Inc., the subsidiary guarantors party thereto and Morgan Stanley & Co., as representative of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

10.1	Underwriting Agreement, dated July 25, 2006, among Chart Industries Inc. and the several underwriters named therein (incorporated by reference to Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2006 (File No. 001-11442)).

10.2	Form of Amended and Restated Management Stockholders Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

10.3	Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan.* (x)

10.3.1	Form of Nonqualified Stock Option Agreement (2005 and 2006 grants) under the Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.3.2	Form of Restricted Stock Unit Agreement (for non-employee directors) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.3.3	Form of 2007 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed with the SEC on August 7, 2007 (File No. 001-11442)).*

10.3.4	Form of 2008 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11442)).*

10.3.5	Form of 2009 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan.* (x)

E-1

Exhibit No.	Description
10.3.6	Form of Nonqualified Stock Option Agreement (2007 and 2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed with the SEC on August 7, 2007 (File No. 001-11442)).*

10.3.7	Form of Nonqualified Stock Option Agreement (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan.* (x)

10.3.8	Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors)(2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11442)).*

10.3.9	Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-11442)).*

10.4	Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan.* (x)

10.5	2006 Chart Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.6	Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.6.1	Amendment No. 1 to Chart Executive Incentive Compensation Plan.* (x)

10.7	Credit Agreement, dated October 17, 2005, by and among FR X Chart Holdings LLC, CI Acquisition, Inc. and the Lenders thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

10.7.1	Amendment No. 1 and Consent to the Credit Agreement and Amendment No. 1 to the Guarantee and Collateral Agreement dated July 31, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.8	Guarantee and Collateral Agreement, dated as of October 17, 2005 among FR X Chart Holdings LLC, as guarantor and pledgor, CI Acquisition, Inc., as borrower, each subsidiary loan party named therein and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

10.9	Employment Agreement, dated February 26, 2008, by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.9.1	Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Samuel F. Thomas.*(x)

10.10	Employment Agreement, dated February 26, 2008, by and between Registrant and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.10.1	Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Michael F. Biehl.*(x)

E-2

Exhibit No.	Description
10.11	Employment Agreement, dated February 26, 2008, by and between Registrant and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.11.1	Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Matthew J. Klaben.* (x)

10.12	Employment Agreement, dated February 26, 2008, by and between Registrant and James H. Hoppel, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.12.1	Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and James H. Hoppel, Jr.* (x)

10.13	Employment Agreement, dated February 26, 2008, by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.13.1	Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Kenneth J. Webster.* (x)

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

10.15	IAM Agreement 2007-2010, effective February 4, 2007, by and between Chart Energy & Chemicals, Inc. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-141730)).

10.16	Underwriting Agreement, dated June 6, 2007, among Chart Industries, Inc. and the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s current report on Form 8-K, filed with the SEC on June 12, 2007 (File No. 001-11442)).

21.1	List of Subsidiaries. (x)

23.1	Consent of Independent Registered Public Accounting Firm. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer. (xx)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer. (xx)

(x)	Filed herewith.

(xx)	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

E-3