Form 10-K/A
period 2008-12-31
CHART INDUSTRIES INC
filed 2009-03-16
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of February 15, 2009, there were 28,403,491 outstanding shares of the Company’s common stock, par value $0.01 per share.

Explanatory Note

Chart Industries, Inc. (the “Company” or “Chart”) is filing this amendment (“Amendment No. 1”) to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2008 (the “Original Report”) to correct voluntary disclosures regarding the Company’s senior credit facility and indenture covenant compliance ratios in Item 7A of Part II of the Original Report and to provide additional footnote disclosure with respect to compliance with the indenture covenant. In addition, this report corrects the number of shares outstanding at February 15, 2009, as reported on the Original Report cover, to 28,403,491. Chart is in compliance with all covenants, including financial covenants, under the senior credit facility and the indenture.

Except as described above, no changes have been made to the Original Report, and this Amendment No. 1 does not amend, update or change the financial statements or any other items or disclosures in the Original Report. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update those disclosures and should be read in conjunction with the Original Report.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company is also filing as exhibits to this Amendment No. 1 the certifications required under Rule 13a-14(a). Since financial statements are not contained in this Amendment No. 1, the Company is not furnishing Rule 13a-14(b) certifications in connection with this Form 10-K/A.

Part II

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

Covenant levels and pro forma ratios for the four quarters ended December 31, 2008 are as follows:

	Covenant Level	Four Quarters Ended December 31, 2008 Ratio
Senior Secured Credit Facility(1)
Minimum Adjusted EBITDA* to cash interest ratio	2.25x	8.25x
Maximum funded indebtedness to Adjusted EBITDA* ratio	5.00x	0.60x
Indenture(2)
Minimum pro forma Adjusted EBITDA* to pro forma fixed charge coverage ratio required to incur additional debt pursuant to ratio provisions(3)	2.0x	8.4x

(1)	Failure to satisfy these ratio requirements would constitute a default under the Senior Credit Facility. If lenders under the Senior Credit Facility failed to waive any such default, repayment obligations under the Senior Credit Facility could be accelerated, which would also constitute a default under the indenture.
(2)	Our ability to incur additional debt and make certain restricted payments under our indenture, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1.0.
(3)	The ratio is calculated giving pro forma effect to our acquisition of Flow and our purchase of a portion of our outstanding Subordinated Notes during 2008.

*	Adjusted EBITDA as used herein is defined as net income before interest expense, provision for income taxes, depreciation and amortization and further adjusted to exclude non-recurring items, non-cash items and other adjustments permitted in calculating covenants contained in the related Senior Credit Facility and indenture governing the Subordinated Notes.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Amendment No. 1 to our Annual Report on Form 10-K:

(3) Exhibits.

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHART INDUSTRIES, INC.

Date: March 16, 2009	By:	/S/ SAMUEL F. THOMAS
Samuel F. Thomas
Chairman, Chief Executive Officer and President

	By:	/S/ MICHAEL F. BIEHL
Michael F. Biehl
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

(x)	Filed herewith.