Form 10-Q
period 2009-03-31
CHART INDUSTRIES INC
filed 2009-04-30
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

At April 30, 2009, there were 28,411,186 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$147,011	$122,165
Short-term investments	30,169	32,264
Accounts receivable, net	92,241	91,698
Inventories, net	92,097	95,390
Unbilled contract revenue	32,640	38,505
Other current assets	22,679	25,003

Total Current Assets	416,837	405,025

Property, plant and equipment, net	99,928	102,372
Goodwill	260,868	261,509
Identifiable intangible assets, net	126,674	129,542
Other assets, net	10,189	10,979

TOTAL ASSETS	$914,496	$909,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$49,826	$45,392
Customer advances and billings in excess of contract revenue	81,137	96,433
Accrued expenses and other current liabilities	52,654	52,336

Total Current Liabilities	183,617	194,161

Long-term debt	243,175	243,175
Other long-term liabilities	66,388	66,639
Equity
Chart Industries Inc. shareholders’ equity:
Common stock, par value $.01 per share – 150,000,000 shares authorized, 28,403,491 and 28,397,821 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	284	284
Additional paid-in capital	248,483	247,638
Retained earnings	168,931	149,469
Accumulated other comprehensive income	1,955	6,569

Total Chart Industries Inc. shareholders’ equity	419,653	403,960
Noncontrolling interest	1,663	1,492

Total equity	421,316	405,452

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$914,496	$909,427

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Sales	$180,192	$170,329
Cost of sales	117,526	118,388

Gross profit	62,666	51,941

Selling, general and administrative expenses	25,934	23,075
Amortization expense	2,651	2,658

	28,585	25,733

Operating income	34,081	26,208

Other expenses (income):
Interest expense, net	3,842	4,745
Financing costs amortization	404	413
Foreign currency loss (gain)	681	(150)

	4,927	5,008

Net income before income taxes	29,154	21,200

Income tax expense	9,562	6,573

Net income	19,592	14,627

Noncontrolling interest, net of taxes	130	(29)

Net income attributable to Chart Industries, Inc.	$19,462	$14,656

Net income attributable to Chart Industries, Inc. per common share – basic	$0.68	$0.52

Net income attributable to Chart industries, Inc. per common share – diluted	$0.68	$0.51

Weighted average number of common shares outstanding – basic	28,417	28,252

Weighted average number of common shares outstanding – diluted	28,639	28,959

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income attributable to Chart Industries, Inc.	$19,462	$14,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,268	4,880
Employee stock and stock option related compensation expense	845	1,155
Financing costs amortization	404	413
Other non-cash operating activities	1,083	(181)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(1,728)	6,692
Inventory	1,777	(15,211)
Unbilled contract revenues and other current assets	7,842	(3,805)
Accounts payable and other current liabilities	5,805	(10,979)
Customer advances and billings in excess of contract revenue	(14,397)	16,407

Net Cash Provided By Operating Activities	26,361	14,027

INVESTING ACTIVITIES
Capital expenditures	(2,324)	(3,701)
Acquisition of minority interest and other assets	—	(616)
Proceeds from maturities of short-term investments	2,035	—

Net Cash Used In Investing Activities	(289)	(4,317)

FINANCING ACTIVITIES
Stock option exercise proceeds	—	706
Tax benefit from exercise of stock options	—	639

Net Cash Provided By Financing Activities	—	1,345

Net increase in cash and cash equivalents	26,072	11,055
Effect of exchange rate changes on cash	(1,226)	4,013
Cash and cash equivalents at beginning of period	122,165	92,869

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$147,011	$107,937

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The March 31, 2009 and December 31, 2008 balances include money market investments.

Short-Term Investments: The Company’s short term investments consist of highly liquid, variable rate instruments, which have stated maturities of greater than three months but not exceeding six months. These short term investments are recorded at cost which approximates fair value. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, have classified investment securities as current assets.

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	March 31, 2009	December 31, 2008
Raw materials and supplies	$34,176	$32,378
Work in process	24,507	27,564
Finished goods	33,414	35,448

	$92,097	$95,390

Revenue Recognition: For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement, and the selling price to the buyer is fixed or determinable. For brazed aluminum heat exchangers, cold boxes, vacuum insulated pipe, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion. Certain contracts include incentive-fee arrangements. The incentive fees in such contracts can be based on a variety of factors but the most common are the achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets can result in unrealized incentive fees. Incentive fee revenue is not recognized until it is earned. Timing of amounts billed on contracts varies from contract to contract and could cause a significant variation in working capital requirements.

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
Balance as of January 1	$8,636	$5,731
Warranty expense	1,013	532
Warranty usage	(1,090)	(649)

Balance as of March 31	$8,559	$5,614

Goodwill and Other Intangible Assets: In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill or other indefinite lived intangible assets, but reviews them at least annually, and on an interim basis if necessary, for impairment using a measurement date of October 1st. The Company amortizes intangible assets that have finite useful lives.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		March 31, 2009		December 31, 2008
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets:
Unpatented technology	9 years	$10,873	$(4,252)	$10,808	$(3,897)
Patents	10 years	8,212	(3,461)	8,297	(3,229)
Product names	14 years	2,580	(730)	2,580	(677)
Non-compete agreements	3 years	3,474	(2,551)	3,474	(2,445)
Customer relations	13 years	103,396	(25,400)	103,509	(23,450)
Other	—	60	(55)	50	(30)

		$128,595	$(36,449)	$128,718	$(33,728)

Indefinite-lived intangible assets:
Goodwill		$260,868		261,509
Trademarks and trade names		34,528		34,552

		$295,396		$296,061

Amortization expense for finite-lived intangible assets was $2,651 and $2,658 for the three months ended March 31, 2009 and 2008, respectively, and is estimated to be approximately $10,500 for 2009 and $9,400 per year for fiscal years 2010 through 2013.

Stock-Based Compensation: The Company records stock-based compensation according to SFAS No. 123(R) “Share-Based Payments,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

During the three months ended March 31, 2009, the Company granted 201 stock options and 164 performance share units. The stock options vest over a four year period and the performance share units vest at the end of three years based on the achievement of certain performance and market conditions.

The Company recognized $845 and $1,155 in stock-based compensation expense for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the total stock-based compensation expected to be recognized over the weighted average period of 2.3 years is $4,902.

Recently Issued Accounting Pronouncements: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires entities to report noncontrolling interests as a component of shareholders’ equity on the balance sheet. Additionally, it requires disclosure of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the income statement. SFAS No. 160 was effective for the Company beginning January 1, 2009 and resulted in a $1,492 reclassification of noncontrolling interests from other long-term liabilities to shareholders’ equity on the December 31, 2008 consolidated balance sheet.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency through enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under SFAS No. 133, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The Company applied the provisions of SFAS No. 161 to its financial statement disclosures beginning in the first quarter of 2009.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective prospectively for intangible assets acquired or renewed after January 1, 2009. The Company does not expect the adoption of FSP 142-3 will have a material impact on its financial position or results of operations.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefit Plan Assets.” FSP 132(R)-1 requires additional disclosures about plan assets, including employers’ investment strategies, major categories of assets, concentration of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The FSP is effective for fiscal years ending after December 15, 2009. Early application of the provisions of this FSP is permitted. The Company does not expect the adoption of FSP 132(R)-1 will have a material impact on its financial position or results of operations.

NOTE B — Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, except as it applied to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, British pound and Czech koruna. The Company’s foreign currency forward contracts do not qualify as hedges under the provisions of SFAS No. 133. Changes in their fair value are recorded in the consolidated statement of operations as foreign currency gains or losses.

At March 31, 2009, the fair value of the Company’s derivative assets and liabilities representing foreign currency forward contracts was $106 and $1,881, respectively. These were recorded on the balance sheet as other current assets and liabilities. The Company’s foreign currency forward contracts are not exchange traded instruments, however, they are valued based on observable inputs for similar instruments and, accordingly, are classifieds as level 2 inputs.

The Company does not enter into derivative instruments for trading or speculative purposes.

The fair value of the Company’s Term Loan is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under this method, the fair value of the Company’s Term Loan approximated its carrying value at March 31, 2009 and December 31, 2008. The fair value of the Subordinated Notes is estimated based on the present value of the underlying cash flows using the Subordinated Notes current effective rate of return. The fair value approximated $146,000 and $142,000 at March 31, 2009 and December 31, 2008, respectively.

NOTE C — Debt and Credit Arrangements

The Company has a senior secured credit facility (the “Senior Credit Facility”) and $163,175 of 9 1/8% senior subordinated notes (the “Subordinated Notes”) outstanding. The Senior Credit Facility consists of a $180,000 term loan facility (the “Term Loan”), of which $80,000 remains outstanding and a $115,000 revolving credit facility (the “Revolver”), of which $55,000 may be used for letters of credit extending beyond one year from their date of issuance. The Term Loan matures on October 17, 2012 and the Revolver matures on October 17, 2010. The Term Loan does not require any regular principal payments prior to the maturity date. The interest rate under the Senior Credit Facility is, at the Company’s option, the Alternative Base Rate (“ABR”) plus 1.0% or LIBOR plus 2.0% on the Term Loan and ABR plus 1.0% or LIBOR plus 2.0% on the Revolver. The applicable interest margin on the Revolver could increase based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay an annual administrative fee of $100, a commitment fee of 0.375% on the unused Revolver balance, a letter of credit participation fee of 2.0% per annum on the letter of credit exposure and a letter of credit issuance fee of 0.25%. The obligations under the Senior Credit Facility are secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s first-tier non-U.S. subsidiaries.

The Subordinated Notes are due in 2015 with interest payable semi-annually on April 15th and October 15th. Any of the Subordinated Notes may be redeemed solely at the Company’s option beginning on October 15, 2010. The initial redemption price is 104.563% of the principal amount, plus accrued interest. Also, any of the notes may be redeemed solely at the Company’s option at any time prior to October 15, 2010, plus accrued interest and a “make-whole” premium. The Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company, including the Senior Credit Facility, pari passu in right of payment with all

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements – Continued

future senior subordinated indebtedness of the Company, and senior in right of payment with any future indebtedness of the Company that expressly provides for its subordination to the Subordinated Notes. The Subordinated Notes are unconditionally guaranteed jointly and severally by substantially all of the Company’s U.S. subsidiaries. During September 2008, the Company purchased $6,825 in principal of its Subordinated Notes on the open market. The repurchased notes have been retired.

The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions, engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility and indenture governing the Subordinated Notes also include financial covenants relating to leverage, interest coverage and fixed charge coverage ratios. The Company is in compliance with all covenants. As of March 31, 2009, there was $80,000 outstanding under the Term Loan, $163,175 outstanding under the Subordinated Notes and letters of credit and bank guarantees totaling $31,479 supported by the Revolver.

On October 5, 2008, Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers’ Holdings Inc. and a lender under the Revolver, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. LCPI provides $5,000 in commitments or approximately 4.3% of total commitments on the Revolver portion of the Senior Credit Facility. Representatives of LCPI have orally disclosed to the Company that they do not intend to honor their $5,000 in commitments; therefore, the total borrowing capacity under the Revolver portion of the Senior Credit Facility appears to be limited to $110,000.

Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured revolving credit facilities with borrowing capacity, including overdraft protection, of up to 150,000 Czech korunas (“CSK”), of which 110,000 CSK is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in CSK, euros and U.S. dollars. Borrowings in CSK are at PRIBOR, borrowings in Euros are at EUROBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 0.6 percent. Ferox is not required to pay a commitment fee to the lenders under the revolving credit facilities in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.75% on the face amount of each guarantee. Ferox’s land and buildings, and accounts receivable secure the revolving credit facilities. As of March 31, 2009, there were no borrowings outstanding under the Ferox revolving credit facilities. However, there were $4,762 of bank guarantees supported by the Ferox revolving credit facilities. Flow Instruments & Engineering GmbH, (“Flow”), a wholly-owned subsidiary of Ferox, maintains two revolving lines of credit with 320 euros in borrowing capacity. As of March 31, 2009, there were no borrowings outstanding under either line of credit.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE D — Earnings per Share

The following table presents calculations of net income per share of common stock for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Net income	$19,462	$14,656

Net income attributable to Chart Industries, Inc. per common share – basic	$0.68	$0.52

Net income attributable to Chart Industries, Inc. per common share – diluted	$0.68	$0.51

Weighted average number of common shares outstanding – basic	28,417	28,252

Incremental shares issuable upon assumed conversion and exercise of stock options	222	707

Total shares – diluted	28,639	28,959

NOTE E — Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	March 31, 2009	December 31, 2008
Foreign currency translation adjustments	$9,480	$14,264
Pension liability adjustments, net of taxes	(7,525)	(7,695)

	$1,955	$6,569

The following is a summary of the components of total comprehensive income, net of related income taxes:

	Three Months Ended
	March 31, 2009	March 31, 2008
Net income	$19,592	$14,627
Other comprehensive income (loss):
Foreign currency translation (losses) gains	(4,784)	10,846
Defined benefit pension plan amortization of net loss	170	—

Comprehensive income	14,978	25,473
Less: Comprehensive income attributable to noncontrolling interest	(130)	29

Comprehensive income attributable to Chart	$14,848	$25,502

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE F — Acquisitions

In April 2008, Ferox acquired Flow, which is based in Germany for 11,900 euros, net of cash acquired. The fair value of the net assets acquired and goodwill at the date of acquisition was $5,400 and $14,800, respectively. Flow manufactures cryogenic flow meter systems for industrial gases and liquefied petroleum gas, distribution equipment for transport of CO2 and other gases, and provides calibration services. Flow is included in the Company’s Distribution & Storage segment and added $6.8 million in sales in 2008.

In February 2008, the Company entered into a joint venture in Saudi Arabia with two other entities to form a company to manufacture air cooled heat exchangers. Contributions to the joint venture, thus far, were $616 for a 34% share of the joint venture. The joint venture is accounted for under the equity method.

NOTE G — Income Taxes

At March 31, 2009, the Company had recorded a $1,903 liability under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), for gross unrecognized tax benefits. This amount includes $1,565 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2009, the Company had accrued approximately $168 for the payment of interest and penalties. There were no material adjustments to the recorded liability for unrecognized tax benefits during the first quarter of 2009.

NOTE H — Employee Benefit Plans

The Company has one frozen defined benefit pension plans that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.

The following table sets forth the components of net periodic pension expense (benefit) for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Interest cost	$599	$571
Expected return on plan assets	(457)	(734)
Amortization of net loss	170	—

Total pension expense (benefit)	$312	$(163)

NOTE I — Reporting Segments

The structure of the Company’s internal organization is divided into the following three reportable segments: Energy and Chemicals (“E&C”), Distribution and Storage (“D&S”) and BioMedical. The Company’s reportable segments are business units that offer different products and are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The E&C segment sells heat exchangers, cold boxes and liquefied natural gas vacuum insulated pipe to natural gas, petrochemical processing and industrial gas companies that use them for the liquefaction and separation of natural and industrial gases. The D&S segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The BioMedical segment sells medical respiratory products, biological storage systems and magnetic resonance imaging (“MRI”) cryostat components. Due to the nature of the products that each segment sells, there are no intersegment sales. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and stock-based compensation expenses that are not allocated to the reporting segments.

The Company evaluates performance and allocates resources based on operating income or loss from continuing operations before net interest expense, financing costs amortization expense, foreign currency gain or loss, income taxes and noncontrolling interest. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE I — Reporting Segments – Continued

Information for the Company’s three reportable segments and corporate is presented below:

	Three Months Ended March 31, 2009
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales	$90,380	$69,429	$20,383	$—	$180,192

Operating income (loss)	25,043	11,022	4,381	(6,365)	34,081

	Three Months Ended March 31, 2008
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales	$73,868	$74,344	$22,117	$—	$170,329

Operating income (loss)	15,171	13,332	4,534	(6,829)	26,208

NOTE J — Subsequent Events

During April 2009, the Company announced a plan to close its BioMedical facility in Denver, Colorado. MRI component manufacturing and U.S. government contract work are handled at this facility. The Company is exiting the MRI component product line and is planning on transferring the U.S. government contract work to other facilities. The Company has also implemented voluntary separation programs at certain U.S. D&S and BioMedical facilities to reduce work force levels as a result of current economic conditions. These cost reduction actions are expected to result in charges of approximately $4,000, or $0.09 per diluted share, during the second quarter of 2009.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2009

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

The following supplemental condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the three months ended March 31, 2009 and 2008, balance sheets as of March 31, 2009 and December 31, 2008 and statements of cash flows for the three months ended March 31, 2009 and 2008.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2009

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
ASSETS
Cash and cash equivalents	$106,393	$665	$39,953	$—	$147,011
Short-term investments	30,169	—	—	—	30,169
Accounts receivable, net	—	74,189	18,052	—	92,241
Inventory, net	—	52,751	39,954	(608)	92,097
Other current assets	8,931	36,870	9,518	—	55,319

Total current assets	145,493	164,475	107,477	(608)	416,837
Property, plant and equipment, net	—	63,156	36,772	—	99,928
Goodwill	—	189,791	71,077	—	260,868
Intangible assets, net	—	121,698	4,976	—	126,674
Investments in affiliates	221,616	85,153	—	(306,288)	481
Intercompany receivables	333,927	—	—	(333,927)	—
Other assets	7,456	885	1,367	—	9,708

Total assets	$708,492	$625,158	$221,669	$(640,823)	$914,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$2,613	$148,643	$32,076	$285	$183,617

Total current liabilities	2,613	148,643	32,076	285	183,617
Long-term debt	243,175	—	—	—	243,175
Intercompany payables	—	237,925	96,414	(334,339)	—
Other long-term liabilities	41,388	16,974	8,026	—	66,388

Total liabilities	287,176	403,542	136,516	(334,054)	493,180
Common stock	284	—	—	—	284
Other stockholders’ equity	421,032	221,616	85,153	(306,769)	421,032

Total stockholders’ equity	421,316	221,616	85,153	(306,769)	421,316

Total liabilities and stockholders’ equity	$708,492	$625,158	$221,669	$(640,823)	$914,496

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2009

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
ASSETS
Cash and cash equivalents	$84,428	$2,540	$35,197	$—	$122,165
Short-term investments	32,264	—	—	—	32,264
Accounts receivable, net	—	70,872	20,826	—	91,698
Inventory, net	—	52,350	43,855	(815)	95,390
Other current assets	8,857	38,276	16,375	—	63,508

Total current assets	125,549	164,038	116,253	(815)	405,025
Property, plant and equipment, net	—	63,823	38,549	—	102,372
Goodwill	—	189,791	71,718	—	261,509
Intangible assets, net	—	124,064	5,478	—	129,542
Investments in affiliates	201,709	86,447	—	(287,616)	540
Intercompany receivables	327,049	—	—	(327,049)	—
Other assets	7,860	966	1,613	—	10,439

Total assets	$662,167	$629,129	$233,611	$(615,480)	$909,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(27,850)	$182,552	$39,469	$(10)	$194,161

Total current liabilities	(27,850)	182,552	39,469	(10)	194,161
Long-term debt	243,175	—	—	—	243,175
Intercompany payables	—	227,874	99,440	(327,314)	—
Other long-term liabilities	41,390	16,994	8,255	—	66,639

Total liabilities	256,715	427,420	147,164	(327,324)	503,975
Common stock	284	—	—	—	284
Other stockholders’ equity	405,168	201,709	86,447	(288,156)	405,168

Total stockholders’ equity	405,452	201,709	86,447	(288,156)	405,452

Total liabilities and stockholders’ equity	$662,167	$629,129	$233,611	$(615,480)	$909,427

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2009

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Net sales	$—	$140,473	40,566	$(847)	$180,192
Cost of sales	—	86,320	32,260	(1,054)	117,526

Gross profit	—	54,153	8,306	207	62,666
Selling, general and administrative expenses	375	24,684	3,526	—	28,585

Operating (loss) income	(375)	29,469	4,780	207	34,081
Interest expense, net	3,964	(3)	(119)	—	3,842
Other expense (income), net	404	(305)	986	—	1,085
Noncontrolling interest, net of tax	—	—	130	—	130

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(4,743)	29,777	3,783	207	29,024
Income tax (benefit) provision	(4,523)	13,679	406	—	9,562
Equity in net (income) loss of subsidiaries	(19,682)	(3,584)	—	23,266	—

Net income (loss)	$19,462	$19,682	$3,377	$(23,059)	$19,462

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2008

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Net sales	$—	$128,906	42,717	$(1,294)	$170,329
Cost of sales	—	85,177	33,388	(177)	118,388

Gross profit	—	43,729	9,329	(1,117)	51,941
Selling, general and administrative expenses	353	22,318	3,062	—	25,733

Operating (loss) income	(353)	21,411	6,267	(1,117)	26,208
Interest expense, net	5,007	(41)	(221)	—	4,745
Other expense (income), net	413	(275)	125	—	263
Noncontrolling interest, net of tax	—	—	(29)	—	(29)

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(5,773)	21,727	6,392	(1,117)	21,229
Income tax (benefit) provision	(1,789)	7,211	1,151	—	6,573
Equity in net (income) loss of subsidiaries	(18,640)	(4,124)	—	22,764	—

Net income (loss)	$14,656	$18,640	$5,241	$(23,881)	$14,656

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2009

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$30,634	$(15,124)	$10,474	$377	$26,361
Cash flows from investing activities:
Capital expenditures	—	(1,803)	(521)	—	(2,324)
Other investing activities	2,035	—	—	—	2,035

Net cash used in investing activities	2,035	(1,803)	(521)	—	(289)

Cash flows from financing activities:
Intercompany account changes	(10,704)	15,052	(3,971)	(377)	—

Net cash (used in) provided by financing activities	(10,704)	15,052	(3,971)	(377)	—

Net increase (decrease) in cash and cash equivalents	21,965	(1,875)	5,982	—	26,072
Effect of exchange rate changes on cash	—	—	(1,226)	—	(1,226)
Cash and cash equivalents, beginning of period	84,428	2,540	35,197	—	122,165

Cash and cash equivalents, end of period	$106,393	$665	$39,953	$—	$147,011

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2009

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

Overview

Chart Industries, Inc. (the “Company,” “Chart,” or “we”) is a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases. We supply engineered equipment used throughout the global liquid supply chain. The largest portion of end-use applications for our products is energy-related. We are a leading manufacturer of standard and engineered equipment primarily used for low temperature and cryogenic applications. We have developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; - 459° Fahrenheit). The majority of our products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and end-use of hydrocarbon and industrial gases.

For the three months ended March 31, 2009, orders were $89.3 million and backlog has decreased to $307.5 million compared to $398.8 million at December 31, 2008. We experienced growth in our sales, gross profit and operating income for the three months ended March 31, 2009 compared to the same period in 2008, which was attributable to an improved project mix and cost performance as well as additional throughput in our E&C business segment. Sales for the three months ended March 31, 2009 were $180.2 million compared to sales of $170.3 million for the three months ended March 31, 2008, reflecting an increase of $9.9 million, or 5.8%. Our gross profit for the three months ended March 31, 2009 was $62.7 million, or 34.8% of sales, as compared to $51.9 million, or 30.5% of sales, for the same period in 2008. In addition, our operating income for the three months ended March 31, 2009 was $34.1 million compared to $26.2 million for the same period in 2008. Our gross profit margin improvement was primarily due to our E&C segment.

Despite the fact that the Company’s market capitalization has been less than the book value of its equity since the end of 2008, the Company has experienced consistently strong earnings and cash flow performance resulting in continued liquidity improvement and a strong balance sheet. The decline in market capitalization aligns with performance of its market peer group. Accordingly, the Company believes no sufficient indicators of impairment exist to warrant an interim goodwill impairment analysis. However, potential changes in market conditions or other adverse effects in the Company’s business segments in the future may lead to a requirement to perform an interim impairment analysis.

The current global economic recession has impacted order volume and project timing due to a continuing lack of financing and reduced energy and industrial production forecasted growth rates. Although our backlog provides good visibility for the first half of 2009, we expect the current economic conditions to persist for the balance of 2009 impacting second half earnings. We believe that our cash flow from operations, available cash and available borrowings under our senior secured credit facility (“Senior Credit Facility”) should be adequate to meet our working capital, capital expenditure, debt service and other operational funding requirements for the remainder of 2009.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

The following table sets forth sales, gross profit, gross profit margin and operating income (loss) for our operating segments for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Sales
Energy & Chemicals	$90,380	$73,868
Distribution & Storage	69,429	74,344
BioMedical	20,383	22,117

Total	$180,192	$170,329

Gross Profit
Energy & Chemicals	$34,653	$21,402
Distribution & Storage	19,985	21,958
BioMedical	8,028	8,581

Total	$62,666	$51,941

Gross Profit Margin
Energy & Chemicals	38.3%	29.0%
Distribution & Storage	28.8%	29.5%
BioMedical	39.4%	38.8%
Total	34.8%	30.5%

Operating Income (Loss)
Energy & Chemicals	$25,043	$15,171
Distribution & Storage	11,022	13,332
BioMedical	4,381	4,534
Corporate	(6,365)	(6,829)

Total	$34,081	$26,208

Sales

Sales for the three months ended March 31, 2009 were $180.2 million compared to $170.3 million for the three months ended March 31, 2008, reflecting an increase of $9.9 million, or 5.8%. E&C segment sales were $90.4 million for the three months ended March 31, 2009 compared with sales of $73.9 million for three months ended March 31, 2008, which reflected an increase of $16.5 million or 22.3%. The increase in sales resulted primarily from increased volume in air cooled heat exchangers. In addition, higher throughput for brazed aluminum heat exchangers also contributed to the improvement. D&S segment sales decreased $4.9 million, or 6.6%, to $69.4 million for the three months ended March 31, 2009 from $74.3 million for the three months ended March 31, 2008. Sales for package gas systems decreased $7.2 million due to lower volume, lower prices due to a reduction in raw material surcharges, and currency effect largely due to a weakening of the Czech koruna against the U.S. dollar. This was partially offset by increases in bulk storage system sales, which were impacted by industry consolidation in the prior year quarter. In addition, Flow Instrumentation & Engineering GmbH (“Flow”), acquired in April 2008, contributed $1.2 million to sales during the current year period, offsetting decreases in other D&S segment sales. BioMedical segment sales for the three months ended March 31, 2009 were $20.4 million compared to $22.1 million for the same period in 2008, which reflected a decrease of $1.7 million. The decrease was primarily driven by declines in biological storage system sales of $1.0 million due to lower volume in the breeding market and a decline in other product sales of $1.9 million largely due to lower volume in MRI components and U.S. government contract work. These declines were partially offset by medical respiratory product sales increases of $1.2 million due to increased volume and pricing in international markets. In April 2009, the Company made the decision to shutdown its Denver, Colorado BioMedical facility and exit the MRI component product line but will transfer the U.S. government contract work to other Chart facilities.

A charge of approximately $1.5 million is expected to be recognized in the second quarter of 2009 as a result of the closure of the Denver facility.

Gross Profit and Margin

Gross profit for the three months ended March 31, 2009 was $62.7 million, or 34.8% of sales, versus $51.9 million, or 30.5% of sales, for the three months ended March 31, 2008 and reflected an increase of $10.8 million. E&C segment gross profit increased $13.3 million, or 9.4 percentage points, primarily due to a more favorable project mix and improved cost performance in the 2009 period. Gross profit for the D&S segment decreased $2.0 million, or 0.8 percentage points, for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to lower volume and pricing which was partially offset by lower material costs. BioMedical gross profit declined $0.5 million, but the margin improved by 0.6 percentage points, for the three months ended March 31, 2009 compared to the same period in 2008, primarily due to lower sales volume in biological storage system products and other products including MRI components and U.S. government contract work. The margin improvement was due to product mix and pricing.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses for the three months ended March 31, 2009 were $25.9 million, or 14.4% of sales, compared to $23.1 million, or 13.5% of sales, for the three months ended March 31, 2008. SG&A expenses for the E&C segment were $8.7 million for the three months ended March 31, 2009 compared to $5.8 million for the three months ended March 31, 2008, an increase of $2.9 million. The increase was primarily due to variable sales commission costs related to the increased sales and bad debt expense as a result of the current economic environment. D&S segment SG&A expenses for the three months ended March 31, 2009 were $7.7 million compared to $7.4 million for the three months ended March 31, 2008, an increase of $0.3 million. This increase was primarily attributable to an increase in bad debt reserves and severance costs associated with our cost reduction initiatives in response to the current global economic recession. SG&A expenses for the BioMedical segment were $3.2 million for the three months ended March 31, 2009 compared to $3.1 million for the three months ended March 31, 2008, an increase of $0.1 million, which was primarily due to severance costs associated with our cost reduction initiatives. Corporate SG&A expenses for the three months ended March 31, 2009 were $6.3 million compared to $6.8 million for the three months ended March 31, 2008. This decrease of $0.5 million was primarily attributable to decreased stock-based compensation expense partially offset by severance costs associated with our cost reduction initiatives. It is anticipated that severance costs which were $0.5 million for the first quarter of 2009 will continue to increase during the second quarter of 2009 due to voluntary separation programs being implemented at certain D&S and BioMedical facilities to reduce work force levels. A charge of approximately $2.5 million is expected to be recognized in the second quarter as a result of these programs.

Amortization Expense

Amortization expense for the three months ended March 31, 2009 was $2.7 million, or 1.5% of sales, compared to $2.7 million, or 1.6% of sales for the three months ended March 31, 2008.

Operating Income

As a result of the foregoing, operating income for the three months ended March 31, 2009 was $34.1 million, or 18.9% of sales, an increase of $7.9 million compared to operating income of $26.2 million, or 15.4% of sales, for the same period in 2008.

Net Interest Expense

Net interest expense for the three months ended March 31, 2009 and 2008 was $3.8 million and $4.7 million, respectively. The decrease in interest expense of $0.9 million was primarily attributable to decreased variable interest rates on the term loan portion of our Senior Credit Facility and increased interest income resulting from higher average cash balances during the quarter ended March 31, 2009.

Other Expense and Income

For the three months ended March 31, 2009, foreign currency losses were $0.7 million as compared to foreign currency gains of $0.2 million for the same period in 2008. The increase in losses was the result of currency rate volatility on our foreign currency forward contracts.

Income Tax Expense

Income tax expense of $9.6 million and $6.6 million for the three months ended March 31, 2009 and 2008, respectively, represents taxes on both U.S. and foreign earnings at an annual effective income tax rate of 32.8% and 31.0%, respectively.

The increase in the annual effective income tax rate was primarily due to an increase in domestic earnings, which are taxed at a higher rate, as compared to foreign earnings.

Net Income

As a result of the foregoing, net income for the three months ended March 31, 2009 and 2008 was $19.5 million and $14.7 million, respectively.

Liquidity and Capital Resources

Debt Instruments and Related Covenants

As of March 31, 2009, the Company had $80.0 million outstanding under the term loan portion of its Senior Credit Facility, $163.2 million outstanding under the senior subordinated notes (“Subordinated Notes”) and $31.5 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility. The Company is in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. Availability on the revolving portion of the Senior Credit Facility was $78.5 million at March 31, 2009.

On October 5, 2008, Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc. and a lender under the revolving portion of the Senior Credit Facility (“Revolver”), filed for bankruptcy protection in Chapter 11 of the United States Bankruptcy Code. LCPI had provided $5.0 million in commitments, or approximately 4.3% of total commitments, on the Revolver. A representative of LCPI has orally disclosed to the Company that it will not honor its obligation under the Senior Credit Facility. Accordingly, the total borrowing capacity under the Revolver appears to be $110.0 million. The loss of the $5.0 million in effective capacity does not have a material adverse effect on meeting the liquidity and capital resource needs of the Company.

Sources and Use of Cash

Cash provided by operations for the three months ended March 31, 2009 was $26.4 million compared with cash provided by operations of $14.0 million for the three months ended March 31, 2008. The increase in cash provided by operations in the 2009 period was primarily attributable to increased net income and improved working capital changes.

Cash used in investing activities for the three months ended March 31, 2009 was $0.3 million compared to $4.3 million for the three months ended March 31, 2008. Capital expenditures for the three months ended March 31, 2009 were $2.3 million compared with $3.7 million for the three months ended March 31, 2008. During the three months ended March, 31, 2009, certain short-term investments matured and the proceeds totaled $2.0 million. Also, during the three months ended March 31, 2008, $0.6 million of cash was contributed to a joint venture in Saudi Arabia for the manufacture of air cooled heat exchangers.

For the three months ended March 31, 2008, cash provided by financing activities was $1.3 million, primarily from the exercise of stock options.

Cash Requirements

The Company does not anticipate any unusual cash requirements for working capital needs, but expects to use $13.0 to $16.0 million of cash for capital expenditures for the remaining nine months of 2009. A significant portion of the capital expenditures are expected to be used for cost reduction and automation at existing facilities and expenditures targeted at new market opportunities.

During 2009, the Company will consider making acquisitions as part of its strategic growth initiatives and expects to fund these acquisitions with primarily cash or stock.

For the remaining nine months of 2009, cash requirements for debt service are forecasted to be approximately $17.2 million for scheduled interest payments under our Senior Credit Facility and the Subordinated Notes. We are not required to make any scheduled principal payments during the remaining nine months of 2009 under the Term Loan portion of the Senior Credit Facility or Subordinated Notes, but we will consider making voluntary principal payments on our Senior Credit Facility with available cash. We may from time to time seek to purchase a portion of our outstanding Subordinated Notes through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and our debt covenants. For the remainder of 2009, we expect to use approximately $27.0 million of cash for both U.S. and foreign income taxes and to contribute approximately $0.8 million of cash to our defined benefit pension plan to meet ERISA minimum funding requirements.

Orders and Backlog

We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and it is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties. Backlog as of March 31, 2009 was $307.5 million compared to $398.8 million as of December 31, 2008.

The following table sets forth orders and backlog by segment for the periods indicated:

	Three Months Ended
	March 31, 2009	December 31, 2008
Orders
Energy and Chemicals	$17,813	$38,510
Distribution and Storage	52,064	67,268
BioMedical	19,403	21,106

Total	$89,280	$126,884

Backlog
Energy and Chemicals	$193,276	$265,900
Distribution and Storage	108,319	125,929
BioMedical	5,951	7,013

Total	$307,546	$398,842

E&C orders for the three months ended March 31, 2009 were $17.8 million compared to $38.5 million for the three months ended December 31, 2008. E&C backlog totaled $193.3 million at March 31, 2009 compared to $265.9 million at December 31, 2008. The decline in orders of $20.7 million was primarily attributable to the current global economic recession. Some order cancellations have occurred and potential new project timing has been delayed due to lack of project financing. In addition, order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter.

D&S orders for the three months ended March 31, 2009 were $52.1 million compared to $67.3 million for the three months ended December 31, 2008. D&S backlog totaled $108.3 million at March 31, 2009 compared to $125.9 million at December 31, 2008. The D&S segment has experienced a decline in orders in most product lines due to the global economic recession.

BioMedical orders for the three months ended March 31, 2009 were $19.4 million compared to $21.1 million for the three months ended December 31, 2008. BioMedical backlog at March 31, 2009 totaled $5.9 million compared to $7.0 million at December 31, 2008. The decrease in orders of $1.7 million was primarily due to decreased demand in the biological storage market, particularly the breeding market and reduced orders for MRI components and U.S. government contract work. This was partially offset by an increase in orders from international medical respiratory markets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the Securities Act.

Application of Critical Accounting Policies

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts, inventory valuation reserves, goodwill, indefinite lived intangibles, environmental remediation obligations, product warranty costs, debt covenants, pensions and deferred tax assets. There have been no significant changes in accounting policies since December 31, 2008.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements”. These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue,” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2008), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the impact of the recent global economic and financial crisis;

•	the loss of, or a significant reduction or delay in purchases by our largest customers;

•	the fluctuations in the price of oil and natural gas;

•	degradation of our backlog as a result of modification or termination of orders;

•	our reliance on the availability of key supplies and services;

•	competition in our markets;

•	general economic, political, business and market risks associated with our global operations;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	our ability to successfully manage our planned operational expansions;

•	the loss of key employees;

•	the pricing and availability of raw materials and our ability to manage our fixed-price contract exposure, including exposure to fixed pricing in long-term customer contracts;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	fluctuations in foreign currency exchange rates and interest rates;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	litigation and disputes involving us, including the extent of product liability, warranty, pension and severance claims asserted against us;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	disruptions in our operations due to hurricanes or other severe weather;

•	the underfunded status of our pension plan;

•	our ability to continue our technical innovation in our product lines;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	regulations governing the export of our products;

•	additional liabilities related to taxes;

•	risks associated with our indebtedness, leverage, debt service and liquidity; and

•	fluctuations in the price of our stock.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company’s operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company’s primary interest rate risk exposure results from the various floating rate pricing mechanisms on the senior credit facility. If interest rates were to increase 200 basis points (2 percent) from March 31, 2009 rates, and assuming no changes in debt from the March 31, 2009 levels, the additional annual expense would be approximately $1.6 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the euro, the British pound, the Czech koruna and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. The Company held positions in foreign exchange forward contracts at March 31, 2009.

Item 4.	Controls and Procedures

As of March 31, 2009, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 6.	Exhibits

The following exhibits are filed with this report:

10.1	Form of 2009 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2	Form of Nonqualified Stock Option Agreement (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date: April 30, 2009	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)