Form 10-Q
period 2009-06-30
CHART INDUSTRIES INC
filed 2009-07-30
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At July 30, 2009, there were 28,455,377 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$175,041	$122,165
Short-term investments	30,317	32,264
Accounts receivable, net	66,644	91,698
Inventories, net	86,821	95,390
Unbilled contract revenue	29,927	38,505
Other current assets	19,764	25,003

Total Current Assets	408,514	405,025

Property, plant and equipment, net	105,788	102,372
Goodwill	263,744	261,509
Identifiable intangible assets, net	127,405	129,542
Other assets, net	11,406	10,979

TOTAL ASSETS	$916,857	$909,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$41,457	$45,392
Customer advances and billings in excess of contract revenue	63,175	96,433
Accrued expenses and other current liabilities	57,019	52,336

Total Current Liabilities	161,651	194,161

Long-term debt	243,175	243,175
Other long-term liabilities	64,467	66,639
Equity
Chart Industries’ shareholders’ equity:
Common stock, par value $.01 per share – 150,000,000 shares authorized, 28,450,370 and 28,397,821 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	285	284
Additional paid-in capital	249,672	247,638
Retained earnings	186,707	149,469
Accumulated other comprehensive income	9,250	6,569

Total Chart Industries, Inc. shareholders’ equity	445,914	403,960
Noncontrolling interest	1,650	1,492

Total equity	447,564	405,452

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$916,857	$909,427

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Sales	$155,301	$197,752	$335,493	$368,081
Cost of sales	99,378	133,752	216,904	252,140

Gross profit	55,923	64,000	118,589	115,941

Selling, general and administrative expenses	23,478	26,342	49,412	49,417
Amortization expense	2,616	2,825	5,267	5,483
Asset impairment charge	500	—	500	—

	26,594	29,167	55,179	54,900

Operating income	29,329	34,833	63,410	61,041

Other expenses (income):
Interest expense, net	3,968	4,529	7,810	9,274
Financing costs amortization	404	413	808	826
Foreign currency expense (income)	(988)	(1,460)	(307)	(1,610)

	3,384	3,482	8,311	8,490

Net income before income taxes	25,945	31,351	55,099	52,551

Income tax expense	8,180	9,192	17,742	15,765

Net income	17,765	22,159	37,357	36,786

Noncontrolling interest, net of taxes	(11)	(33)	119	(62)

Net income attributable to Chart Industries, Inc.	$17,776	$22,192	$37,238	$36,848

Net income attributable to Chart Industries, Inc. per common share – basic	$0.62	$0.78	$1.31	$1.30

Net income attributable to Chart Industries, Inc. per common share – diluted	$0.61	$0.76	$1.29	$1.27

Weighted average number of common shares outstanding - basic	28,443	28,343	28,430	28,297

Weighted average number of common shares outstanding - diluted	29,014	29,100	28,840	29,029

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$37,357	$36,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,538	10,178
Employee stock and stock option related compensation expense	1,648	2,369
Financing costs amortization	808	826
Other non-cash operating activities	760	(1,593)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	25,457	1,801
Inventory	11,422	(18,254)
Unbilled contract revenues and other current assets	14,359	(10,088)
Accounts payable and other current liabilities	(9,652)	(11,512)
Customer advances and billings in excess of contract revenue	(33,810)	16,711

Net Cash Provided By Operating Activities	58,887	27,224

INVESTING ACTIVITIES
Capital expenditures	(5,059)	(6,383)
Acquisition of businesses, net of cash acquired	(5,247)	(18,828)
Acquisition of minority interest and other assets	—	(616)
Proceeds from maturities of short-term investments	2,035	—

Net Cash Used In Investing Activities	(8,271)	(25,827)

FINANCING ACTIVITIES
Proceeds from exercise of warrants and options	283	1,018
Tax benefit from exercise of stock options	104	1,154

Net Cash Provided By Financing Activities	387	2,172

Net increase in cash and cash equivalents	51,003	3,569
Effect of exchange rate changes on cash	1,873	4,797
Cash and cash equivalents at beginning of period	122,165	92,869

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$175,041	$101,235

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Further, in connection with preparation of the condensed consolidated financial statements and in accordance with Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165), which was adopted during the second quarter of 2009, the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through July 30, 2009, the date these condensed consolidated financial statements were issued.

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

Nature of Operations: The Company is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and end-use of industrial gases and hydrocarbons. The Company has domestic operations located in seven states, including its principal executive offices located in Garfield Heights, Ohio, and an international presence in Australia, China, the Czech Republic, Germany and the United Kingdom.

Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The June 30, 2009 and December 31, 2008 balances include money market investments.

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

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	June 30, 2009	December 31, 2008
Raw materials and supplies	$29,902	$32,378
Work in process	22,317	27,564
Finished goods	34,602	35,448

	$86,821	$95,390

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2009

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

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$8,559	$5,614	$8,636	$5,731
Warranty expense	1,089	1,255	2,103	1,787
Warranty usage	(875)	(700)	(1,966)	(1,349)

Ending balance	$8,773	$6,169	$8,773	$6,169

Goodwill and Other Intangible Assets: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill or other indefinite lived intangible assets, but reviews them at least annually, and on an interim basis if necessary, for impairment using a measurement date of October 1st. The Company amortizes intangible assets that have finite useful lives.

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

The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		June 30, 2009		December 31, 2008
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets:
Unpatented technology	9 years	$10,956	$(4,645)	$10,808	$(3,897)
Patents	10 years	8,213	(3,628)	8,297	(3,229)
Product names	14 years	2,960	(786)	2,580	(677)
Non-compete agreements	3 years	3,474	(2,658)	3,474	(2,445)
Customer relations	13 years	106,075	(27,313)	103,509	(23,450)
Other	—	—	—	50	(30)

		$131,678	$(39,030)	$128,718	$(33,728)

Indefinite-lived intangible assets:
Goodwill		$263,744		$261,509
Trademarks and trade names		34,757		34,552

		$298,501		$296,061

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

Amortization expense for finite-lived intangible assets was $2,616 and $2,825 for the three months ended June 30, 2009 and 2008, respectively, and $5,267 and $5,483 for the six months ended June 30, 2009 and 2008, respectively. Amortization expense is estimated to be approximately $10,700 for 2009 and $10,000 for fiscal years 2010 through 2014.

Employee Stock Options: The Company records stock-based compensation according to SFAS No. 123(R) “Share-Based Payments”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

During the six months ended June 30, 2009, the Company granted 201 stock options and 164 performance share units. The stock options vest over a four year period and the performance share units vest at the end of three years based on the achievement of certain performance and market conditions.

Stock-based compensation expense was $803 and $1,215 for the three months ended June 30, 2009 and 2008, respectively, and $1,648 and $2,369 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the total stock-based compensation expected to be recognized over the weighted average period of approximately 2.0 years is $4,143.

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

In May 2009, the FASB issued FAS No. 165, “Subsequent Events.” FAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Note A, “Basis of Preparation” for the related disclosures. The adoption of FAS No. 165 did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

NOTE B — Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, except as it applied to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2. SFAS No. 157 clarifies the definition of fair value, prescribes methods for

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE B — Fair Value Measurements – Continued

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

At June 30, 2009, the fair value of the Company’s derivative liabilities representing foreign currency forward contracts was $529. These were recorded on the balance sheet as other current liabilities. The Company’s foreign currency forward contracts are not exchange traded instruments, however, they are valued based on observable inputs for similar instruments and, accordingly, are classifieds as level 2 inputs. As of June 30, 2009, the Company held foreign currency forward contracts with notional amounts of 10,500 euros, 892 Polish zlotys and $300 U.S. dollars. These contracts are at various exchange rates and expire at various dates through December 2009.

The Company does not enter into derivative instruments for trading or speculative purposes.

The fair value of the Company’s Term Loan is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under this method, the fair value of the Company’s Term Loan approximated its carrying value at June 30, 2009 and December 31, 2008. The fair value of the Subordinated Notes is estimated based on the present value of the underlying cash flows using the Subordinated Notes’ current effective rate of return. The fair value approximated $150,000 and $142,000 at June 30, 2009 and December 31, 2008, respectively.

NOTE C — Debt and Credit Arrangements

The Company has a senior secured credit facility (the “Senior Credit Facility”) and $163,175 of 9 1/8% senior subordinated notes (the “Subordinated Notes”) outstanding. The Senior Credit Facility consists of a $180,000 term loan facility (the “Term Loan”), $80,000 of which remains outstanding and a $115,000 revolving credit facility (the “Revolver”), of which $55,000 may be used for letters of credit extending beyond one year from their date of issuance. The Term Loan matures on October 17, 2012 and the Revolver matures on October 17, 2010. The Term Loan does not require any regular principal payments prior to the maturity date. The interest rate under the Senior Credit Facility is, at the Company’s option, the Alternative Base Rate (“ABR”) plus 1.0% or LIBOR plus 2.0% on the Term Loan and ABR plus 1.0% or LIBOR plus 2.0% on the Revolver. The applicable interest margin on the Revolver could increase based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay an annual administrative fee of $100, a commitment fee of 0.375% on the unused Revolver balance, a letter of credit participation fee of 2.0% per annum on the letter of credit exposure and a letter of credit issuance fee of 0.25%. The obligations under the Senior Credit Facility are secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s first-tier non-U.S. subsidiaries.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements – Continued

The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions, engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility and indenture governing the Subordinated Notes also include financial covenants relating to leverage, interest coverage and fixed charge coverage ratios. The Company is in compliance with all covenants. As of June 30, 2009, there was $80,000 outstanding under the Term Loan, $163,175 outstanding under the Subordinated Notes and letters of credit and bank guarantees totaling $31,712 supported by the Revolver.

On October 5, 2008, Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers’ Holdings Inc. and a lender under the Revolver, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. LCPI provides $5,000 in commitments or approximately 4.3% of total commitments on the Revolver portion of the Senior Credit Facility. Representatives of LCPI have orally disclosed to the Company that they do not intend to honor their $5,000 in commitments; therefore, the total borrowing capacity under the Revolver portion of the Senior Credit Facility is effectively limited to $110,000.

Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company based in the Czech Republic, maintains secured revolving credit facilities with borrowing capacity, including overdraft protection, of up to 150,000 Czech korunas (“CSK”), of which 110,000 is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in CSK, Euros and U.S. dollars. Borrowings in CSK are at PRIBOR, borrowings in Euros are at EURIBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 0.6 percent. Ferox is not required to pay a commitment fee to the lenders under the revolving credit facilities in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.75% on the face amount of each guarantee. Ferox’s land and buildings and accounts receivable secure the revolving credit facilities. As of June 30, 2009, there were no borrowings outstanding under the Ferox revolving credit facilities. However, there were $6,271 of bank guarantees supported by the Ferox revolving credit facilities. Flow Instruments & Engineering GmbH (“Flow”), a wholly-owned subsidiary of Ferox, maintains two revolving lines of credit with 320 Euros in borrowing capacity. As of June 30, 2009, there were no borrowings outstanding under either line of credit.

NOTE D — Earnings per Share

The following table presents calculations of net income per share of common stock for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income attributable to Chart Industries, Inc.	$17,776	$22,192	$37,238	$36,848

Net income attributable to Chart Industries, Inc. per common share - basic	$0.62	$0.78	$1.31	$1.30

Net income attributable to Chart Industries, Inc. per common share - diluted	$0.61	$0.76	$1.29	$1.27

Weighted average number of common shares outstanding - basic	28,443	28,343	28,430	28,297

Incremental shares issuable upon assumed conversion and exercise of stock	571	757	410	732

Total shares - diluted	29,014	29,100	28,840	29,029

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE E — Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	June 30, 2009	December 31, 2008

Foreign currency translation adjustments	$16,606	$14,264
Pension liability adjustments, net of taxes	(7,356)	(7,695)

	$9,250	$6,569

The following is a summary of the components of total comprehensive income, net of related income taxes:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income	$17,765	$22,159	$37,357	$36,786
Other comprehensive income (loss):
Foreign currency translation (losses) gains	7,125	4,043	2,342	14,889
Defined benefit pension plan amortization of net loss	169	—	339	—

Comprehensive income	25,059	26,202	40,038	51,675
Less: Comprehensive (loss) income attributable to noncontrolling interest	(11)	(33)	119	(62)

Comprehensive income attributable to Chart	$25,070	$26,235	$39,919	$51,737

NOTE F — Acquisitions

In May and June 2009, the Company completed the acquisition of the equity interests of Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd. (“Golden Phoenix”) and substantially all of the assets of Tri-Thermal, Inc. for an aggregate of $12,700, of which $7,000 will be paid over future periods. The estimated fair values of the net assets acquired and goodwill at the dates of acquisition were $10,500 and $2,200, respectively. The purchase price allocation is preliminary. Tri-Thermal is located in Tulsa, Oklahoma and sells replacement parts for air cooled heat exchangers. Tri-Thermal’s results will be included in the Company’s Energy & Chemicals segment. Golden Phoenix manufactures liquid nitrogen aluminum storage containers used primarily in the animal breeding industry and is located in China. The results of Golden Phoenix will be included in the Company’s BioMedical segment.

In April 2008, Ferox acquired Flow, which is based in Germany, for 11,900 Euros, net of cash acquired. The fair value of the net assets acquired and goodwill at the date of acquisition was $5,400 and $14,800, respectively. Flow manufactures cryogenic flow meter systems for industrial gases and liquefied petroleum gas, distribution equipment for transport of CO2 and other gases, and provides calibration services. Flow is included in the Company’s Distribution & Storage segment and added $6.8 million in sales in 2008.

In February 2008, the Company entered into a joint venture in Saudi Arabia with two other entities to form a company to manufacture air cooled heat exchangers. The contribution to the joint venture thus far has been $616 for a 34% share of the joint venture. The joint venture is accounted for under the equity method.

NOTE G — Restructuring Activities

The Company has initiated cost containment programs to appropriately align its cost structure with expected market conditions. The programs consist primarily of planned workforce reductions and the shutdown of its Denver, Colorado BioMedical facility.

For the three and six months ended June 30, 2009, the Company recorded $4,119 and $4,597, respectively, related to termination benefits primarily in the Distribution & Storage and BioMedical segments and the write-down to net realizable value of certain assets at the Denver, Colorado facility. These charges were recorded in cost of sales ($2,460), selling, general and administrative expenses ($1,637) and asset impairment charges ($500). As a result, the number of employees has been reduced by approximately 15% at June 30, 2009 compared with December 31, 2008 levels. Remaining costs associated with the Denver facility shutdown which are expected to be $500, will be incurred during the remaining six months of 2009.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE G — Restructuring Activities – Continued

The following table sets forth a summary of the Company’s restructuring activities for the six months ended June 30, 2009.

	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at January 1, 2009	$—	$—	$—	$—	$—
Restructuring charges	284	2,521	1,509	283	4,597
Asset impairment	—	—	(500)	—	(500)
Cash payments	(34)	(451)	(175)	(93)	(753)

Balance at June 30, 2009	$250	$2,070	$834	$190	$3,344

NOTE H — Income Taxes

At June 30, 2009, the Company has recorded a $1,903 liability under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), for gross unrecognized tax benefits. This amount includes $1,565 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At June 30, 2009, the Company had accrued approximately $168 for the payment of interest and penalties. There were no material adjustments to the recorded liability for unrecognized tax benefits during the second quarter of 2009.

NOTE I — Employee Benefit Plans

The Company has one defined benefit pension plan, which is frozen, that covers certain U.S. hourly and salary employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.

The following table sets forth the components of net periodic pension expense (benefit) for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest cost	$599	$571	$1,198	$1,142
Expected return on plan assets	(457)	(734)	(914)	(1,468)
Amortization of net loss	169	—	339	—

Total pension expense (benefit)	$311	$(163)	$ 623	$(326)

NOTE J — Reporting Segments

The structure of the Company’s internal organization is divided into the following three reportable segments: Energy and Chemicals (“E&C”), Distribution and Storage (“D&S”) and BioMedical. The Company’s reportable segments are business units that are each managed separately because they manufacture, offer and distribute distinct products with different production processes and sales and marketing approaches. The E&C segment sells brazed aluminum and air-cooled heat exchangers, cold boxes and liquefied natural gas vacuum-insulated pipe to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases. The D&S segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems, cryogenic flow meter systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The BioMedical segment sells medical respiratory products, biological storage systems and other oxygen products. Due to the nature of the products that each segment sells, there are no intersegment sales. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and stock-based compensation expenses that are not allocated to the reporting segments.

The Company evaluates performance and allocates resources based on operating income or loss from continuing operations before net interest expense, financing costs amortization expense, foreign currency gain or loss, income taxes and noncontrolling interest. The accounting policies of the reportable segments are described in the summary of significant accounting policies.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE J — Reporting Segments – Continued

Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Three Months Ended June 30, 2009
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total

Sales	$70,792	$63,316	$21,193	$—	$155,301

Operating income (loss)	21,562	10,464	3,355	(6,052)	29,329

	Six Months Ended June 30, 2009
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total

Sales	$161,172	$132,745	$41,576	$—	$335,493

Operating income (loss)	46,605	21,486	7,736	(12,417)	63,410

	Three Months Ended June 30, 2008
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total

Sales	$78,197	$93,164	$26,391	$—	$197,752

Operating income (loss)	18,304	17,628	5,932	(7,031)	34,833

	Six Months Ended June 30, 2008
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total

Sales	$152,065	$167,508	$48,508	$—	$368,081

Operating income (loss)	33,475	30,960	10,466	(13,860)	61,041

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE K — Supplemental Guarantor Financial Information

The Company’s Subordinated Notes issued in October 2005 are guaranteed on a full, unconditional and joint and several basis by the following wholly owned subsidiaries: Chart Inc., CAIRE Inc., Chart Energy & Chemicals, Inc., Chart Cooler Service Company, Inc., Chart International Holdings, Inc., Chart Asia, Inc. and Chart International, Inc. The following subsidiaries are not guarantors of the notes:

Non-Guarantor Subsidiaries	Jurisdiction

Abahsain Specialized Industrial Co. Ltd. (34% owned)	Saudi Arabia
Changzhou CEM Cryo Equipment Co., Ltd.	China
Chart Asia Investment Company Ltd.	Hong Kong
Chart Australia Pty. Ltd.	Australia
Chart Biomedical Limited	United Kingdom
Chart Cryogenic Distribution Equipment (Changzhou) Co., Ltd. (50% owned)	China
Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd.	China
Chart Cryogenic Equipment (Changzhou) Co., Ltd.	China
Chart Ferox a.s.	Czech Republic
Chart Ferox GmbH	Germany
Chengdu Golden Phoenix Liquid Nitrogen Container Company Ltd.	China
Flow Instruments & Engineering GmbH	Germany
GTC of Clarksville, LLC	Delaware
Lox Taiwan (11.25% owned)	Taiwan

The following supplemental condensed consolidating and combining financial information of the Issuer (Chart Industries, Inc.), Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the three and six months ended June 30, 2009 and 2008, balance sheets as of June 30, 2009 and December 31, 2008 and statements of cash flows for the six months ended June 30, 2009 and 2008.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2009

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
ASSETS
Cash and cash equivalents	$122,405	$3,766	$48,870	$—	$175,041
Short-term investments	30,317	—	—	—	30,317
Accounts receivable, net	—	47,419	19,225	—	66,644
Inventory, net	—	46,475	40,979	(633)	86,821
Other current assets	8,770	32,748	8,173	—	49,691

Total current assets	161,492	130,408	117,247	(633)	408,514
Property, plant and equipment, net	—	63,209	42,579	—	105,788
Goodwill	—	190,902	72,842	—	263,744
Intangible assets, net	—	119,246	8,159	—	127,405
Investments in affiliates	366,754	103,246	—	(469,649)	351
Intercompany receivables	182,927	—	—	(182,927)	—
Other assets	7,052	1,008	2,995	—	11,055

Total assets	$718,225	$608,019	$243,822	$(653,209)	$916,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(12,112)	$142,406	$31,373	$(16)	$161,651

Total current liabilities	(12,112)	142,406	31,373	(16)	161,651
Long-term debt	243,175	—	—	—	243,175
Intercompany payables	—	81,904	101,290	(183,194)	—
Other long-term liabilities	39,598	16,955	7,914	—	64,467

Total liabilities	270,661	241,265	140,577	(183,210)	469,293
Common stock	285	—	—	—	285
Other stockholders’ equity	447,279	366,754	103,245	(469,999)	447,279

Total stockholders’ equity	447,564	366,754	103,245	(469,999)	447,564

Total liabilities and stockholders’ equity	$718,225	$608,019	$243,822	$(653,209)	$916,857

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2009

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
ASSETS
Cash and cash equivalents	$84,428	$2,540	$35,197	$—	$122,165
Short-term investments	32,264	—	—	—	32,264
Accounts receivable, net	—	70,872	20,826	—	91,698
Inventory, net	—	52,350	43,855	(815)	95,390
Other current assets	8,857	38,276	16,375	—	63,508

Total current assets	125,549	164,038	116,253	(815)	405,025
Property, plant and equipment, net	—	63,823	38,549	—	102,372
Goodwill	—	189,791	71,718	—	261,509
Intangible assets, net	—	124,064	5,478	—	129,542
Investments in affiliates	201,709	86,447	—	(287,616)	540
Intercompany receivables	327,049	—	—	(327,049)	—
Other assets	7,860	966	1,613	—	10,439

Total assets	$662,167	$629,129	$233,611	$(615,480)	$909,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(27,850)	$182,552	$39,469	$(10)	$194,161

Total current liabilities	(27,850)	182,552	39,469	(10)	194,161
Long-term debt	243,175	—	—	—	243,175
Intercompany payables	—	227,874	99,440	(327,314)	—
Other long-term liabilities	41,390	16,994	8,255	—	66,639

Total liabilities	256,715	427,420	147,164	(327,324)	503,975
Common stock	284	—	—	—	284
Other stockholders’ equity	405,168	201,709	86,447	(288,156)	405,168

Total stockholders’ equity	405,452	201,709	86,447	(288,156)	405,452

Total liabilities and stockholders’ equity	$662,167	$629,129	$233,611	$(615,480)	$909,427

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2009

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$117,454	$38,572	$(725)	$155,301
Cost of sales	—	71,305	28,765	(692)	99,378

Gross profit	—	46,149	9,807	(33)	55,923
Selling, general and administrative expenses	377	22,990	3,235	(8)	26,594

Operating (loss) income	(377)	23,159	6,572	(25)	29,329
Interest expense, net	4,035	(8)	(59)	—	3,968
Other expense (income), net	404	149	(1,137)	—	(584)
Noncontrolling interest, net of tax	—	—	(11)	—	(11)

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(4,816)	23,018	7,779	(25)	25,956
Income tax (benefit) provision	(1,099)	7,242	2,037	—	8,180
Equity in net (income) loss of subsidiaries	(21,493)	(5,717)	—	27,210	—

Net income (loss)	$17,776	$21,493	$5,742	$(27,235)	$17,776

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2008

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$139,751	$59,261	$(1,260)	$197,752
Cost of sales	—	89,657	45,575	(1,480)	133,752

Gross profit	—	50,094	13,686	220	64,000
Selling, general and administrative expenses	356	23,909	4,902	—	29,167

Operating income	(356)	26,185	8,784	220	34,833
Interest expense	5,081	(12)	(127)	—	4,942
Other (income) expense, net	—	(320)	(1,173)	—	(1,493)

Income (loss) before income taxes and equity in net (income) of subsidiaries	(5,437)	26,517	10,084	220	31,384
Income tax (benefit) provision	(1,573)	9,371	1,394	—	9,192
Equity in net (income) of subsidiaries	(26,056)	(8,910)	—	34,966	—

Net income	$22,192	$26,056	$8,690	$(34,746)	$22,192

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2009

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$257,927	$79,138	$(1,572)	$335,493
Cost of sales	—	157,633	61,025	(1,754)	216,904

Gross profit	—	100,294	18,113	182	118,589
Selling, general and administrative expenses	752	47,666	6,761	—	55,179

Operating (loss) income	(752)	52,628	11,352	182	63,410
Interest expense, net	7,998	(11)	(177)	—	7,810
Other expense (income), net	808	(156)	(151)	—	501
Noncontrolling interest, net of tax	—	—	119	—	119

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(9,558)	52,795	11,561	182	54,980
Income tax (benefit) provision	(5,622)	20,921	2,443	—	17,742
Equity in net (income) loss of subsidiaries	(41,174)	(9,300)	—	50,474	—

Net income (loss)	$37,238	$41,174	$9,118	$(50,292)	$37,238

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2008

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$268,657	$101,979	$(2,555)	$368,081
Cost of sales	—	174,834	78,963	(1,657)	252,140

Gross profit	—	93,823	23,016	(898)	115,941
Selling, general and administrative expenses	709	46,227	7,964	—	54,900

Operating income	(709)	47,596	15,052	(898)	61,041
Interest expense	10,501	(52)	(349)	—	10,100
Other (income) expense, net	—	(596)	(1,076)	—	(1,672)

Income (loss) before income taxes and equity in net (income) of subsidiaries	(11,210)	48,244	16,477	(898)	52,613
Income tax (benefit) provision	(3,363)	16,582	2,546	—	15,765
Equity in net (income) of subsidiaries	(44,695)	(13,033)	—	57,728	—

Net income	$36,848	$44,695	$13,931	$(58,626)	$36,848

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2009

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$10,889	$36,769	$16,704	$(5,475)	$58,887
Cash flows from investing activities:
Capital expenditures	—	(4,220)	(839)	—	(5,059)
Acquisition of businesses, net of cash acquired	—	(5,772)	525	—	(5,247)
Other investing activities	2,035	—	—	—	2,035

Net cash used in investing activities	2,035	(9,992)	(314)	—	(8,271)

Cash flows from financing activities:
Intercompany account changes	24,666	(25,549)	(4,592)	5,475	—
Other financing activities	387	—	—	—	387

Net cash (used in) provided by financing activities	25,053	(25,549)	(4,592)	5,475	387

Net increase (decrease) in cash and cash equivalents	37,977	1,228	11,798	—	51,003
Effect of exchange rate changes on cash	—	—	1,873	—	1,873
Cash and cash equivalents, beginning of period	84,428	2,540	35,197	—	122,165

Cash and cash equivalents, end of period	$122,405	$3,768	$48,868	$—	$175,041

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2009

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

For the six months ended June 30, 2009, orders were $160.7 million and backlog has decreased to $224.6 million compared to $398.8 million at December 31, 2008. For the six months ended June 30, 2009, we experienced a decline in sales due to the continued global recession, while gross profit and operating income increased compared to the same period in 2008, largely as a result of improved project mix and cost performance in our E&C business segment. Sales for the six months ended June 30, 2009 were $335.5 million compared to sales of $368.1 million for the six months ended June 30, 2008, reflecting a decrease of $32.6 million, or 8.9%. Our gross profit for the six months ended June 30, 2009 was $118.6 million, or 35.3% of sales, as compared to $115.9 million, or 31.5% of sales, for the same period in 2008. In addition, our operating income for the six months ended June 30, 2009 was $63.4 million compared to $61.0 million for the same period in 2008. Our gross profit margin improvement was primarily due to the performance of our E&C segment.

The continuing global economic recession has impacted order volume and project timing due to a lack of financing and reduced energy and industrial production forecasted growth rates. Although our backlog provided strong first half 2009 earnings, the recent decline in order rates, backlog and continuing economic conditions will impact second half 2009 earnings. Nonetheless, based on current expectations, we believe that our cash flow from operations, existing cash and available borrowings under our senior secured credit facility (“Senior Credit Facility”) should be adequate to meet our working capital, capital expenditure, debt service and other operational funding requirements for the remainder of 2009 and into the foreseeable future.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our three operating segments for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales

Energy & Chemicals	$70,792	$78,197	$161,172	$152,065
Distribution & Storage	63,316	93,164	132,745	167,508
BioMedical	21,193	26,391	41,576	48,508

Total	$155,301	$197,752	$335,493	$368,081

Gross Profit

Energy & Chemicals	$29,367	$25,139	$64,020	$46,541
Distribution & Storage	19,354	28,720	39,339	50,678
BioMedical	7,202	10,141	15,230	18,722

Total	$55,923	$64,000	$118,589	$115,941

Gross Profit Margin

Energy & Chemicals	41.5%	32.1%	39.7%	30.6%
Distribution & Storage	30.6%	30.8%	29.6%	30.3%
BioMedical	34.0%	38.4%	36.6%	38.6%
Total	36.0%	32.4%	35.3%	31.5%

Operating Income

Energy & Chemicals	$21,562	$18,304	$46,605	$33,475
Distribution & Storage	10,464	17,628	21,486	30,960
BioMedical	3,355	5,932	7,736	10,466
Corporate	(6,052)	(7,031)	(12,417)	(13,860)

Total	$29,329	$34,833	$63,410	$61,041

Sales

Sales for the three months ended June 30, 2009 were $155.3 million compared to $197.8 million for the three months ended June 30, 2008, reflecting a decrease of $42.5 million, or 21.5%. E&C segment sales were $70.8 million for the three months ended June 30, 2009 compared with sales of $78.2 million for three months ended June 30, 2008, which reflected a decrease of $7.4 million or 9.5%. The decline in sales occurred in the systems product line due to the lack of new orders and the fact that a number of large projects are nearing completion. This decline was partially offset by increased sales in air cooled and brazed aluminum heat exchangers. D&S segment sales decreased $29.9 million, or 32.1%, to $63.3 million for the three months ended June 30, 2009 from $93.2 million for the three months ended June 30, 2008. The decrease was primarily due to lower prices and volume resulting from decreased demand in package gas systems throughout the global industrial gas market as a result of the current economic recession. In addition, D&S segment sales were negatively affected in the second quarter of 2009 by the weakening of the Euro and the Czech Koruna against the U.S. dollar as compared to exchange rates experienced during the same period in 2008. BioMedical segment sales for the three months ended June 30, 2009 were $21.2 million compared to $26.4 million for the same period in 2008, which reflected a decrease of $5.2 million, or 19.7%. Sales decreased $3.2 million in biological storage systems largely due to global economic factors in addition to slow infusion of cash from government stimulus plans. Medical respiratory product sales decreased $0.8 million reflecting lower volume in European markets. In April 2009, the Company made the decision to shut down its Denver, Colorado BioMedical facility and exit the MRI component product line, but the Company plans to transfer other Denver production to other Chart facilities. A charge of approximately $0.5 million is expected to be recognized during the remaining six months of 2009 as a result of the closure of the Denver facility.

Gross Profit and Margin

Gross profit for the three months ended June 30, 2009 was $55.9 million, or 36.0% of sales, versus $64.0 million, or 32.4% of sales, for the three months ended June 30, 2008 resulting in an $8.1 million decrease. E&C segment gross profit increased $4.3 million and its margin increased 9.4 percentage points, primarily due to improved project mix and project execution, including the revision of cost estimates as we near completion on a number of projects accounted for under percentage of completion accounting. The impact of these revisions improved E&C margins by approximately 5% during the quarter. In addition, order cancellation fees were also billed in accordance with contract terms providing additional margin improvement of approximately 1% in our brazed aluminum heat exchanger product line. These items were partially offset by a write off due to a customer payment default, which reduced E&C quarterly margins by approximately 2%. Gross profit for the D&S segment decreased $9.3 million, as margin declined 0.2 percentage points, for the three months ended June 30, 2009 as compared to the same period in 2008. Lower volume and restructuring charges related to workforce reductions, partially offset by lower material costs, contributed to the decline in gross profit. BioMedical gross profit decreased $2.9 million as margin declined 4.4 percentage points, for the three months ended June 30, 2009 as compared to the same period in 2008. The decrease was primarily due to lower sales volume for medical respiratory products and biological storage systems and restructuring charges related to workforce reduction initiatives.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses for the three months ended June 30, 2009 were $23.5 million, or 15.1% of sales, compared to $26.3 million, or 13.3% of sales, for the three months ended June 30, 2008. SG&A expenses for the E&C segment were $6.9 million for the three months ended June 30, 2009 compared to $6.4 million for the three months ended June 30, 2008, an increase of $0.5 million. The increase for the E&C segment was primarily the result of increased sales commissions on higher margin projects during the quarter as compared to the same period in 2008. D&S segment SG&A expenses for the three months ended June 30, 2009 were $7.6 million compared to $9.6 million for the three months ended June 30, 2008, a decrease of $2.0 million. This decrease was primarily attributable to lower variable incentive compensation and travel and entertainment costs partially offset by restructuring charges related to workforce reduction initiatives. SG&A expenses for the BioMedical segment were $2.9 million for the three months ended June 30, 2009 and $3.3 million for the three months ended June 30, 2008. The decline was primarily attributable to lower variable incentive compensation and travel and entertainment costs partially offset by restructuring charges related to workforce reduction initiatives. Corporate SG&A expenses for the three months ended June 30, 2009 were $6.1 million compared to $7.0 million for the three months ended June 30, 2008. This decrease of $0.9 million was attributable to lower stock-based compensation expense, variable incentive compensation, travel and entertainment and outside consulting fees as a result of our cost reduction initiatives. The expense decline was partially offset by restructuring charges related to workforce reduction initiatives.

Asset Impairment Charge

An asset impairment charge of $0.5 million for the three months ended June 30, 2009 was the result of certain equipment at the BioMedical facility in Denver, Colorado being written down to its net realizable value as part of the facility shutdown.

Amortization Expense

Amortization expense for the three months ended June 30, 2009 was $2.6 million, or 1.6% of sales, compared to $2.8 million, or 1.4% of sales for the three months ended June 30, 2008. The decrease of $0.2 million results from certain intangible assets becoming fully amortized since the second quarter of 2008.

Operating Income

As a result of the foregoing, operating income for the three months ended June 30, 2009 was $29.3 million, or 18.9% of sales, a decrease of $5.5 million compared to operating income of $34.8 million, or 17.6% of sales, for the same period in 2008.

Net Interest Expense

Net interest expense for the three months ended June 30, 2009 and 2008 was $4.0 million and $4.5 million, respectively. The decrease in interest expense of $0.5 million for the three months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to lower variable interest rates on the term loan portion of our Senior Credit Facility. Also contributing to the decrease in net interest expense was slightly lower interest expense on the senior subordinated notes (the “Subordinated Notes”) as a result of the repurchase of $6.8 million in outstanding Subordinated Notes during the third quarter of 2008.

Other Expense and Income

For the three months ended June 30, 2009, foreign currency gains were $1.0 million as compared to $1.5 million for the same period in 2008. The decrease in the currency gains occurred primarily in our Czech Republic subsidiary as the Czech Koruna was weaker against the Euro and U.S. dollar during the second quarter of 2009 as compared to the same period in the prior year.

Income Tax Expense

Income tax expense of $8.2 million and $9.2 million for the three months ended June 30, 2009 and 2008, respectively, represents taxes on both U.S. and foreign earnings at an effective income tax rate of 31.5% and 29.3%, respectively. The increase in the effective income tax rate was primarily due to an increase in domestic earnings, which are taxed at a higher rate as compared to foreign earnings and a decrease in the amount of foreign investment credits. In addition, during May 2008, the Internal Revenue Service completed an examination of the Company’s U.S. income tax returns for 2004 and 2005. As a result, the Company’s unrecognized tax benefits decreased resulting in an income tax benefit of $0.2 million which reduced the prior year quarter’s effective tax rate.

Net Income

As a result of the foregoing, reported net income for the three months ended June 30, 2009 and 2008 was $17.8 million and $22.2 million, respectively.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Sales

Sales for the six months ended June 30, 2009 were $335.5 million compared to $368.1 million for the six months ended June 30, 2008, reflecting a decrease of $32.6 million, or 8.9%. E&C segment sales were $161.2 million for the six months ended June 30, 2009 compared with sales of $152.1 million for the same period in 2008, which represented an increase of $9.1 million, or 6.0%. This increase in sales was primarily due to higher volume in air cooled heat exchangers. D&S segment sales decreased $34.8 million, or 20.8%, to $132.7 million for the six months ended June 30, 2009 from $167.5 million for the six months ended June 30, 2008. Bulk storage system sales decreased $9.1 million and package gas system sales decreased $25.7 million for the six months ended June 30, 2009 compared to the same period in 2008 due to lower prices and volume. In addition, D&S segment sales were negatively affected during the six months ended June 30, 2009 from the weakening of the Euro and the Czech Koruna against the U.S. dollar. BioMedical segment sales decreased $6.9 million, or 14.2%, to $41.6 million for the six months ended June 30, 2009 compared to $48.5 million for the six months ended June 30, 2008. Biological storage systems sales decreased $4.1 million as a result of lower volume in domestic and international markets. Medical respiratory product sales increased $0.4 million during the six months ended June 30, 2009. MRI and other product sales decreased $3.2 million largely due to lower MRI component product sales, which are being discontinued as part of the shutdown of the Denver, Colorado BioMedical facility which was announced during the second quarter of 2009.

Gross Profit and Margin

Gross profit for the six months ended June 30, 2009 was $118.6 million, or 35.3% of sales, versus $115.9 million, or 31.5% of sales, for the six months ended June 30, 2008 resulting in a $2.7 million increase. E&C segment gross profit increased $17.5 million, or 9.1 percentage points in the 2009 period compared to the 2008 period, primarily due to improved project mix and cost performance, including the revision of cost estimates as we near completion on a number of projects accounted for under percentage of completion accounting. The impact of these revisions improved E&C margins by approximately 2% during the six months ended June 30, 2009. In addition, order cancellation fees were also billed in accordance with contract terms providing additional margin improvement of approximately 1% in our brazed aluminum heat exchanger product line. These improvements were partially offset by a write off due to a customer payment default, which reduced margin by approximately 1% for the six months ended June 30, 2009. Gross profit for the D&S segment decreased $11.3 million, or 0.7 percentage points, for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to lower volume and restructuring charges related to workforce reductions, partially offset by lower material costs. BioMedical gross profit decreased $3.5 million, or 2.0 percentage points, for the six months ended June 30, 2009 compared to the same period in 2008. The BioMedical gross profit margin decreased in 2009 primarily due to lower sales volume for biological storage systems and restructuring charges related to workforce reductions.

SG&A

SG&A expenses for the six months ended June 30, 2009 were $49.4 million, or 14.7% of sales, versus $49.4 million, or 13.4% of sales, for the six months ended June 30, 2008. SG&A expenses for the E&C segment were $15.6 million for the six months ended June 30, 2009 compared to $12.2 million for the six months ended June 30, 2008, an increase of $3.4 million. The increase for the E&C segment was primarily the result of variable incentive compensation expenses and sales commissions due to higher margin projects during 2009 as compared to the same period in 2008. D&S segment SG&A expenses for the six months ended June 30, 2009 were $15.3 million compared to $17.0 million for the six months ended June 30, 2008, a decrease of $1.7 million. This decrease was primarily attributable to lower outside marketing and consulting services as well as travel and entertainment costs partially offset by restructuring charges related to workforce reductions. SG&A expenses for the BioMedical segment were $6.1 million for the six months ended June 30, 2009, a decrease of $0.3 million compared to the six months ended June 30, 2008. The decline was largely due to lower variable incentive compensation and travel and entertainment costs partially offset by restructuring charges related to workforce reductions. Corporate SG&A expenses for the six months ended June 30, 2009 were $12.4 million compared to $13.8 million for the six months ended June 30, 2008. This decrease of $1.4 million was attributable to lower stock-based compensation costs, variable incentive compensation, travel and entertainment and outside consulting costs as a result of cost reduction initiatives. These were partially offset by restructuring charges related to workforce reductions.

Amortization Expense

Amortization expense for the six months ended June 30, 2009 was $5.3 million, or 1.6% of sales, compared to $5.5 million, or 1.5% of sales, for the six months ended June 30, 2008. The decrease of $0.2 million was due to certain intangible assets being fully amortized.

Asset impairment charge

An asset impairment charge of $0.5 million for the six months ended June 30, 2009 was the result of certain equipment at the BioMedical facility in Denver, Colorado being written down to its net realizable value as part of the facility shutdown.

Operating Income

As a result of the foregoing, operating income for the six months ended June 30, 2009 was $63.4 million, or 18.9% of sales, an increase of $2.4 million compared to operating income of $61.0 million, or 16.6% of sales, for the same period in 2008.

Net Interest Expense

Net interest expense for the six months ended June 30, 2009 and 2008 was $7.8 million and $9.3 million, respectively. This decrease in interest expense of $1.5 million for the six months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to lower variable interest rates on the term loan portion of our Senior Credit Facility. Also contributing to the decrease in net interest expense was slightly lower interest expense on the Subordinated Notes as a result of the repurchase of $6.8 million in outstanding Subordinated Notes during the third quarter of 2008.

Other Expenses and Income

For the six months ended June 30, 2009, foreign currency gains were $0.3 million as compared to $1.6 million for the same period in 2008. The decrease in the currency gains occurred primarily in our Czech Republic subsidiary as the Czech Koruna has weakened against the Euro and U.S. dollar during the past year.

Income Tax Expense

Income tax expense of $17.7 million and $15.8 million for the six months ended June 30, 2009 and 2008, respectively, represents taxes on both domestic and foreign earnings at an annual effective income tax rate of 32.2% and 30.0%, respectively. The increase in the effective income tax rate was primarily due to an increase in domestic earnings, which are taxed at a higher rate as compared to foreign earnings and a decrease in the amount of foreign investment credits.

Net Income

As a result of the foregoing, net income for the six months ended June 30, 2009 and 2008 was $37.2 million and $36.8 million, respectively.

Liquidity and Capital Resources

Debt Instruments and Related Covenants

As of June 30, 2009, the Company had $80.0 million outstanding under the term loan portion of its Senior Credit Facility, $163.2 million outstanding under the Subordinated Notes and $31.7 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility. The Company is in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. Availability on the revolving portion of the Senior Credit Facility was $78.3 million at June 30, 2009.

On October 5, 2008, Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc. and a lender under the revolving portion of the Senior Credit Facility (“Revolver”), filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. LCPI had provided $5.0 million in commitments, or approximately 4.3% of total commitments, on the Revolver. A representative of LCPI has orally disclosed to the Company that it will not honor its obligation under the Senior Credit Facility. Accordingly, the total borrowing capacity under the Revolver is effectively limited to $110.0 million. The loss of the $5.0 million in effective capacity does not have a material adverse effect on meeting the liquidity and capital resource needs of the Company.

Sources and Use of Cash

Cash provided by operations for the six months ended June 30, 2009 was $58.9 million compared with cash provided by operations of $27.2 million for the six months ended June 30, 2008. The increase in cash provided by operations in the 2009 period was primarily attributable to higher net income and a reduction in working capital.

Cash used in investing activities for the six months ended June 30, 2009 was $8.3 million compared to $25.8 million for the six months ended June 30, 2008. Capital expenditures for the six months ended June 30, 2009 were $5.0 million compared with $6.4 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, $5.2 million of cash, net of cash acquired was used for two acquisitions: the equity interests of Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd. (“Golden Phoenix”) and substantially all of the assets of Tri-Thermal, Inc. During the six months ended June 30, 2008, $18.8 million of cash, net of cash acquired, was used to purchase Flow Instruments & Engineering GmbH and $0.6 million was contributed to a joint venture in Saudi Arabia for the manufacture of air cooled heat exchangers. Also, for the six months ended June 30, 2009, certain short-term investments matured and the proceeds totaled $2.0 million.

For the six months ended June 30, 2009 and 2008, cash provided by financing activities was $0.4 million and $2.2 million, respectively, primarily from the exercise of stock options.

Cash Requirements

The Company does not anticipate any unusual cash requirements for working capital needs, but expects to use $10.0 to $12.0 million of cash for capital expenditures for the remaining six months of 2009. A portion of the capital expenditures are expected to be used for the new industrial gas equipment repair center that is being built in Reno, Nevada.

During 2009, the Company has and will continue to consider making acquisitions as part of its strategic growth initiatives and expects to fund these acquisitions with primarily cash or stock.

For the remaining six months of 2009, cash requirements for debt service are forecasted to be approximately $9.0 million for scheduled interest payments under our Senior Credit Facility and the Subordinated Notes. We are not required to make any scheduled principal payments during the remaining six months of 2009 under the Term Loan portion of the Senior Credit Facility or Subordinated Notes, but we may consider making voluntary principal payments on our Senior Credit Facility. We may also from time to time seek to purchase a portion of our Subordinated Notes outstanding through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and our debt covenants. We are obligated to fund an additional $7.0 million of purchase price as a result of our second quarter 2009 acquisition activity, of which $3.0 million is owed during the remainder of 2009. The remaining amount is required to be funded during 2010. For the remainder of 2009, we expect to use approximately $14.0 million of cash for both U.S. and foreign income taxes and to contribute approximately $0.6 million of cash to our defined benefit pension plan to meet ERISA minimum funding requirements.

Orders and Backlog

We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and it is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties. Backlog as of June 30, 2009 was $224.6 million compared to $307.5 million as of March 31, 2009.

The following table sets forth orders and backlog by segment for the periods indicated:

	Three Months Ended
	June 30, 2009	March 31, 2009
Orders

Energy & Chemicals	$5,612	$17,813
Distribution & Storage	43,569	52,064
BioMedical	22,198	19,403

Total	$71,379	$89,280

Backlog

Energy & Chemicals	$128,052	$193,276
Distribution & Storage	89,812	108,319
BioMedical	6,781	5,951

Total	$224,645	$307,546

E&C orders for the three months ended June 30, 2009 were $5.6 million compared to $17.8 million for the three months ended March 31, 2009. E&C backlog totaled $128.0 million at June 30, 2009 compared to $193.3 million at March 31, 2009. The decrease in orders of $12.2 million, or 68.5%, was primarily attributable to the continuing global economic recession. Some order cancellations continued during the second quarter and potential new project timing has been delayed due to lack of project financing. Additionally, order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake fluctuate significantly quarter to quarter.

D&S orders for the three months ended June 30, 2009 were $43.6 million compared to $52.1 million for the three months ended March 31, 2009. D&S backlog totaled $89.8 million at June 30, 2009 compared to $108.3 million at March 31, 2009. The D&S segment has experienced a decline in orders of $8.5 million, or 16.3%, for the three months ended June 30, 2009 compared to the same period last year, in most product lines due to the global economic recession.

BioMedical orders for the three months ended June 30, 2009 were $22.2 million compared to $19.4 million for the three months ended March 31, 2009. BioMedical backlog at June 30, 2009 totaled $6.8 million compared to $5.9 million at March 31, 2009. The increase in orders of $2.8 million, or 14.4%, was primarily due to timing of medical respiratory orders.

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

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue,” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the impact of the recent global economic and financial crisis;

•	the loss of, or a significant reduction or delay in purchases by our largest customers;

•	the fluctuations in the price of oil and natural gas;

•	degradation of our backlog as a result of modification or termination of orders;

•	our reliance on the availability and performance of key supplies and services;

•	competition in our markets;

•	general economic, political, business and market risks associated with our global operations;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	our ability to successfully manage our planned operational expansions;

•	the loss of key employees;

•	the pricing and availability of raw materials and our ability to manage our fixed-price contract exposure, including exposure to fixed pricing in long-term customer contracts;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	fluctuations in foreign currency exchange rates and interest rates;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	litigation and disputes involving us, including the extent of product liability, warranty, pension and severance claims asserted against us;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	disruptions in our operations due to hurricanes or other severe weather;

•	the underfunded status of our pension plan;

•	our ability to continue our technical innovation in our product lines;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	regulations governing the export of our products;

•	additional liabilities related to taxes;

•	risks associated with our indebtedness, leverage, debt service and liquidity; and

•	fluctuations in the price of our stock.

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

The Company’s primary interest rate risk exposure results from the various floating rate pricing mechanisms on the Senior Credit Facility. If interest rates were to increase 200 basis points (2 percent) from June 30, 2009 rates, and assuming no changes in debt from the June 30, 2009 levels, the additional annual expense would be approximately $1.6 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the euro, the British pound, the Czech koruna and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. The Company held positions in foreign exchange forward contracts at June 30, 2009. See Note B – Fair Value Measurements for additional information.

Item 4.	Controls and Procedures

As of June 30, 2009, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The Company previously disclosed the results of the matters voted upon at its Annual Meeting of Stockholders held on May 19, 2009 (the “Annual Meeting”) in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2009. For the results of the voting at the Annual Meeting, please see the Company’s May 20, 2009 Form 8-K.

Item 6.	Exhibits

The following exhibits are filed with this report:

10.1	Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 7, 2009 (File No. 001-11442)).

10.2	Chart Industries, Inc. 2009 Incentive Compensation Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 7, 2009 (File No. 001-11442)).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date: July 30, 2009	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)