Form 10-Q
period 2009-09-30
CHART INDUSTRIES INC
filed 2009-10-29
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At October 29, 2009, there were 28,480,399 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$189,167	$122,165
Short-term investments	30,317	32,264
Accounts receivable, net	54,943	91,698
Inventories, net	82,019	95,390
Unbilled contract revenue	32,698	38,505
Other current assets	19,860	25,003

Total Current Assets	409,004	405,025

Property, plant and equipment, net	105,400	102,372
Goodwill	264,848	261,509
Identifiable intangible assets, net	124,402	129,542
Other assets, net	11,442	10,979

TOTAL ASSETS	$915,096	$909,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$38,789	$45,392
Customer advances and billings in excess of contract revenue	48,949	96,433
Accrued expenses and other current liabilities	57,625	52,336

Total Current Liabilities	145,363	194,161

Long-term debt	243,175	243,175
Other long-term liabilities	63,555	66,639
Equity
Chart Industries’ shareholders’ equity:
Common stock, par value $.01 per share – 150,000,000 shares authorized, 28,477,334 and 28,397,821 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	285	284
Additional paid-in capital	250,893	247,638
Retained earnings	194,956	149,469
Accumulated other comprehensive income	15,247	6,569

Total Chart Industries, Inc. shareholders’ equity	461,381	403,960
Noncontrolling interest	1,622	1,492

Total equity	463,003	405,452

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$915,096	$909,427

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Sales	$127,172	$188,808	$462,665	$556,889
Cost of sales	87,798	122,644	304,702	374,785

Gross profit	39,374	66,164	157,963	182,104

Selling, general and administrative expenses	20,831	26,759	70,242	76,175
Amortization expense	2,745	2,751	8,012	8,234
Asset impairment	(166)	—	334	—

	23,410	29,510	78,588	84,409

Operating income	15,964	36,654	79,375	97,695

Other expenses (income):
Interest expense, net	3,948	4,621	11,758	13,895
Financing costs amortization	404	628	1,212	1,454
Foreign currency (income) expense	(128)	2,053	(435)	443

	4,224	7,302	12,535	15,792

Net income before income taxes	11,740	29,352	66,840	81,903

Income tax expense	3,513	8,806	21,255	24,571

Net income	8,227	20,546	45,585	57,332

Noncontrolling interest, net of taxes	(21)	144	98	82

Net income attributable to Chart Industries, Inc.	$8,248	$20,402	$45,487	$57,250

Net income attributable to Chart Industries, Inc. per common share – basic	$0.29	$0.72	$1.60	$2.02

Net income attributable to Chart Industries, Inc. per common share – diluted	$0.28	$0.70	$1.57	$1.97

Weighted average number of common shares outstanding - basic	28,472	28,383	28,444	28,326

Weighted average number of common shares outstanding - diluted	29,105	29,147	28,932	29,072

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$45,585	$57,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,937	15,846
Employee stock and stock option related compensation expense	2,402	3,454
Financing costs amortization	1,212	1,454
Other non-cash operating activities	741	467
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	37,559	2,417
Inventory	17,623	(17,173)
Unbilled contract revenues and other current assets	11,303	(11,960)
Accounts payable and other current liabilities	(6,989)	(11,133)
Customer advances and billings in excess of contract revenue	(48,791)	46,129

Net Cash Provided By Operating Activities	76,582	86,833

INVESTING ACTIVITIES
Capital expenditures	(9,404)	(9,289)
Acquisition of businesses, net of cash acquired	(8,057)	(18,828)
Other investing activities	349	(616)
Proceeds from maturities of short-term investments	2,035	—

Net Cash Used In Investing Activities	(15,077)	(28,733)

FINANCING ACTIVITIES
Principal payments on long-term debt	—	(6,825)
Proceeds from exercise of options	738	1,329
Tax benefit from exercise of stock options	115	1,367

Net Cash Provided By (Used In) Financing Activities	853	(4,129)

Net increase in cash and cash equivalents	62,358	53,971
Effect of exchange rate changes on cash	4,644	2,044
Cash and cash equivalents at beginning of period	122,165	92,869

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$189,167	$148,884

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic on Subsequent Events, which was adopted during the second quarter of 2009, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through October 29, 2009, the date these condensed consolidated financial statements were issued.

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

Nature of Operations: The Company is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and end-use of industrial gases and hydrocarbons. The Company has domestic operations located throughout the United States, including its principal executive offices located in Garfield Heights, Ohio, and an international presence in Asia, Australia and Europe.

Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The September 30, 2009 and December 31, 2008 balances include money market investments.

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

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	September 30, 2009	December 31, 2008

Raw materials and supplies	$25,718	$32,378
Work in process	21,297	27,564
Finished goods	35,004	35,448

	$82,019	$95,390

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2009

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

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning balance	$8,773	$6,169	$8,636	$5,717
Warranty expense	875	929	2,978	2,715
Warranty usage	(975)	(1,143)	(2,941)	(2,477)

Ending balance	$8,673	$5,955	$8,673	$5,955

Goodwill and Other Intangible Assets: As required by the Intangibles – Goodwill and Other Topic of the ASC, the Company does not amortize goodwill or other indefinite lived intangible assets, but reviews them at least annually, and on an interim basis if necessary, for impairment using a measurement date of October 1st. The Company amortizes intangible assets that have finite useful lives.

The Intangibles – Goodwill and Other Topic requires that goodwill and other indefinite lived intangible assets be tested for impairment at the reporting unit level on an annual basis. A company determines the fair value of any indefinite lived intangible assets, compares the fair value to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Goodwill is tested utilizing a two-step approach. After recording any impairment losses for indefinite lived intangible assets, a company is required to determine the fair value of each reporting unit and compare the fair value to its carrying value, including goodwill, of such reporting unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount of the impairment, if any, would then be measured by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill (step two).

Goodwill increased $3,339 during the nine months ended September 30, 2009. $2,700 of the increase is due to the acquisitions during the period and the remaining $639 is due to the impact of foreign currency translation adjustments.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		September 30, 2009		December 31, 2008
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Finite-lived assets:
Unpatented technology	9 years	$11,023	$(5,042)	$10,808	$(3,897)
Patents	10 years	8,213	(3,834)	8,297	(3,229)
Product names	14 years	2,721	(847)	2,580	(677)
Non-compete agreements	3 years	3,474	(2,764)	3,474	(2,445)
Customer relations	13 years	106,189	(29,306)	103,509	(23,450)
Other	----	—	—	50	(30)

		$131,620	$(41,793)	$128,718	$(33,728)

Indefinite-lived intangible assets:
Goodwill		$264,848		$261,509
Trademarks and trade names		34,575		34,552

		$299,423		$296,061

Amortization expense for finite-lived intangible assets was $2,745 and $2,751 for the three months ended September 30, 2009 and 2008, respectively, and $8,012 and $8,234 for the nine months ended September 30, 2009 and 2008, respectively. Amortization expense is estimated to be approximately $2,800 for the remaining three months of 2009 and $10,000 average for each fiscal year 2010 through 2014.

Employee Stock Options: The Company records stock-based compensation according to the Stock Compensation Topic of the ASC, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

During the nine months ended September 30, 2009, the Company granted 201 stock options and 164 performance share units. The stock options vest over a four year period and the performance share units vest at the end of three years based on the achievement of certain performance and market conditions.

Stock-based compensation expense was $754 and $1,084 for the three months ended September 30, 2009 and 2008, respectively, and $2,402 and $3,454 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the total stock-based compensation expected to be recognized over the weighted average period of approximately 1.8 years is $2,850.

Recently Issued Accounting Pronouncements: In December 2007, the FASB issued new accounting guidance on noncontrolling interests. The new guidance requires entities to report noncontrolling interests as a component of shareholders’ equity on the balance sheet. Additionally, it requires disclosure of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the income statement. The new guidance was effective for the Company beginning January 1, 2009 and resulted in a $1,492 reclassification of noncontrolling interests from other long-term liabilities to shareholders’ equity on the December 31, 2008 consolidated balance sheet.

In March 2008, the FASB issued new accounting guidance on derivatives and hedging, which changes the disclosure requirements for derivative instruments and hedging activities. The new guidance requires entities to provide greater transparency through enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The Company applied the provisions of this new guidance to its financial statement disclosures beginning in the first quarter of 2009.

In April 2008, the FASB issued new accounting guidance concerning the determination of the useful life of intangible assets. This new guidance amends the factors to be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset. The Company’s adoption of this new guidance did not have a material impact on its financial position or results of operations.

In May 2009, the FASB issued new accounting guidance on subsequent events. The objective of this guidance is to establish the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this new accounting guidance did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued new accounting guidance entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“ASC”). The ASC provides for the FASB Accounting Standards Codification to become the single source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The ASC did not change GAAP but reorganizes the literature. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. This new guidance is effective for interim and annual periods ending after September 15, 2009. The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures.

NOTE B — Fair Value Measurements

Effective January 1, 2008, the Company adopted the new fair value guidance, which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, British pound and Czech koruna. The Company’s foreign currency forward contracts do not qualify as hedges under the provisions of the accounting guidance regarding derivatives and hedging. Changes in their fair value are recorded in the consolidated statement of operations as foreign currency gains or losses.

At September 30, 2009, the fair values of the Company’s derivative assets and liabilities representing foreign currency forward contracts were $15 and $286, respectively. These were recorded on the balance sheet as other current assets and liabilities. The Company’s foreign currency forward contracts are not exchange traded instruments, however, they are valued based on observable inputs for similar instruments and, accordingly, are classified as level 2 inputs. As of September 30, 2009, the Company held foreign currency forward contracts with notional amounts of 7,300 euros and 486 Polish zlotys. These contracts are at various exchange rates and expire at various dates through December 2009.

The Company does not enter into derivative instruments for trading or speculative purposes.

The fair value of the Company’s Term Loan (as defined below) is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under this method, the fair value of the Company’s Term Loan approximated its carrying value at September 30, 2009 and December 31, 2008. The fair value of the Subordinated Notes (as defined below) is based on a third party’s estimated bid price. The fair value approximated carrying value, $163,175, and $142,000 at September 30, 2009 and December 31, 2008, respectively.

NOTE C — Debt and Credit Arrangements

The Company has a senior secured credit facility (the “Senior Credit Facility”) and $163,175 of 9 1 /8% senior subordinated notes (the “Subordinated Notes”) outstanding. The Senior Credit Facility consists of a $180,000 term loan facility (the “Term Loan”), $80,000 of which remains outstanding and a $115,000 revolving credit facility (the “Revolver”), of which $55,000 may be used for letters of credit extending beyond one year from their date of issuance. The Term Loan matures on October 17, 2012 and the Revolver matures on October 17, 2010. The Term Loan does not require any regular principal payments prior to the maturity date. The interest rate under the Senior Credit Facility is, at the Company’s option, the Alternative Base Rate (“ABR”) plus 1.0% or LIBOR plus 2.0% on the Term Loan and ABR plus 1.0% or LIBOR plus 2.0% on the Revolver. The

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements – Continued

applicable interest margin on the Revolver could increase based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay an annual administrative fee of $100, a commitment fee of 0.375% on the unused Revolver balance, a letter of credit participation fee of 2.0% per annum on the letter of credit exposure and a letter of credit issuance fee of 0.25%. The obligations under the Senior Credit Facility are secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s first-tier non-U.S. subsidiaries.

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

The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions, engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility and indenture governing the Subordinated Notes also include financial covenants relating to leverage, interest coverage and fixed charge coverage ratios. The Company is in compliance with all covenants. As of September 30, 2009, there was $80,000 outstanding under the Term Loan, $163,175 outstanding under the Subordinated Notes and letters of credit and bank guarantees totaling $27,294 supported by the Revolver.

On October 5, 2008, Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers’ Holdings Inc. and a lender under the Revolver, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. LCPI had provided $5,000 in commitments or approximately 4.3% of total commitments on the Revolver portion of the Senior Credit Facility. Representatives of LCPI have orally disclosed to the Company that they do not intend to honor their $5,000 in commitments; therefore, the total borrowing capacity under the Revolver portion of the Senior Credit Facility is effectively limited to $110,000.

Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company based in the Czech Republic, maintains secured revolving credit facilities with borrowing capacity, including overdraft protection, of up to 100,000 Czech korunas (“CSK”), of which 50,000 is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in CSK, euros and U.S. dollars. Borrowings in CSK are at PRIBOR, borrowings in euros are at EURIBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 0.6 percent. Ferox is not required to pay a commitment fee to the lenders under the revolving credit facilities in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.75% on the face amount of each guarantee. Ferox’s land and buildings and accounts receivable secure the revolving credit facilities. As of September 30, 2009, there were no borrowings outstanding under the Ferox revolving credit facilities. However, there were $6,159 of bank guarantees supported by the Ferox revolving credit facilities. Flow Instruments & Engineering GmbH (“Flow”), a wholly-owned subsidiary of Ferox, maintains two revolving lines of credit with 320 euros in borrowing capacity. As of September 30, 2009, there were no borrowings outstanding under either line of credit.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE D — Earnings per Share

The following table presents calculations of net income per share of common stock for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income attributable to Chart Industries, Inc.	$8,248	$20,402	$45,487	$57,250

Net income attributable to Chart Industries, Inc. per common share - basic	$0.29	$0.72	$1.60	$2.02

Net income attributable to Chart Industries, Inc. per common share - diluted	$0.28	$0.70	$1.57	$1.97

Weighted average number of common shares outstanding - basic	28,472	28,383	28,444	28,326

Incremental shares issuable upon assumed conversion and exercise of stock options	633	764	488	746

Total shares - diluted	29,105	29,147	28,932	29,072

NOTE E — Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	September 30,	December 31,
	2009	2008

Foreign currency translation adjustments	$22,434	$14,264
Pension liability adjustments, net of taxes	(7,187)	(7,695)

	$15,247	$6,569

The following is a summary of the components of total comprehensive income, net of related income taxes:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income	$8,227	$20,546	$45,585	$57,332
Other comprehensive income (loss):
Foreign currency translation gains (losses)	5,828	(11,935)	8,170	2,954
Defined benefit pension plan amortization of net loss	169	—	508	—

Comprehensive income	14,224	8,611	54,263	60,286
Less: Comprehensive (loss) income attributable to noncontrolling interest	(21)	144	98	82

Comprehensive income attributable to Chart	$14,245	$8,467	$54,165	$60,204

NOTE F — Acquisitions

In September 2009, the Company announced the purchase of Covidien’s oxygen therapy business. The acquisition is expected to close by December 31, 2009.

In May and June 2009, the Company completed the acquisition of the equity interests of Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd. (“Golden Phoenix”) and substantially all of the assets of Tri-Thermal, Inc. for an aggregate of $12,700, of which $4,100 will be paid over future periods. The estimated fair values of the net assets acquired and goodwill at the dates of acquisition were $10,000 and $2,700, respectively. The purchase price allocations are preliminary. Golden Phoenix manufactures liquid nitrogen aluminum storage containers used primarily in the animal breeding industry and is located in China. The results of Golden Phoenix are included in the Company’s BioMedical segment. Tri-Thermal is located in Tulsa,

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE F — Acquisitions - continued

Oklahoma and sells replacement parts for air cooled heat exchangers. Tri-Thermal’s results are included in the Company’s Energy & Chemicals segment.

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

In February 2008, the Company entered into a joint venture in Saudi Arabia with two other entities to form a company to manufacture air cooled heat exchangers. The contribution to the joint venture through September 30, 2009 was $616 for a 34% share of the joint venture. The joint venture is accounted for under the equity method.

NOTE G — Restructuring Activities

The Company has initiated cost containment programs to appropriately align its cost structure with expected market conditions. The programs consist primarily of planned workforce reductions and the shutdown of its Denver, Colorado BioMedical facility.

For the three and nine months ended September 30, 2009, the Company recorded $1,222 and $5,781, respectively, related to termination benefits primarily in the Distribution & Storage and BioMedical segments and the write-down to net realizable value of certain assets at the Denver, Colorado facility. These charges were recorded in cost of sales ($3,234), selling, general and administrative expenses ($2,217) and asset impairment charges ($330). As a result, excluding recent acquisitions, the number of employees has been reduced by approximately 24% at September 30, 2009 compared with December 31, 2008 levels. Remaining planned costs associated with the Denver facility shutdown and the workforce reductions which are expected to be $300, will be incurred during the remaining three months of 2009. The Denver facility land and building of approximately $3,200 were reclassified to assets held for sale during the three months ended September 30, 2009.

The following tables set forth a summary of the Company’s restructuring activities for the three and nine months ended September 30, 2009.

	Three Months Ended September 30, 2009
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at July 1, 2009	$250	$2,070	$834	$190	$3,344
Restructuring charges	644	371	207	—	1,222
Asset impairment	—	—	170	—	170
Cash payments	(76)	(656)	(633)	(64)	(1,429)

Balance at September 30, 2009	$818	$1,785	$578	$126	$3,307

	Nine Months Ended September 30, 2009
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at January 1, 2009	$—	$—	$—	$—	$—
Restructuring charges	928	2,854	1,716	283	5,781
Asset impairment	—	—	(330)	—	(330)
Cash payments	(110)	(1,069)	(808)	(157)	(2,144)

Balance at September 30, 2009	$818	$1,785	$578	$126	$3,307

NOTE H — Income Taxes

At September 30, 2009, the Company has recorded a $1,903 liability under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), for gross unrecognized tax benefits. This amount includes $1,565 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2009, the Company had accrued approximately $168 for the payment of interest and penalties. There were no material adjustments to the recorded liability for unrecognized tax benefits during the third quarter of 2009.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE I — Employee Benefit Plans

The Company has one defined benefit pension plan, which is frozen, that covers certain U.S. hourly and salary employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.

The following table sets forth the components of net periodic pension expense (benefit) for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest cost	$599	$571	$1,797	$1,713
Expected return on plan assets	(457)	(734)	(1,371)	(2,202)
Amortization of net loss	169	—	508	—

Total pension expense (benefit)	$311	$(163)	$934	$(489)

NOTE J — Reporting Segments

The structure of the Company’s internal organization is divided into the following three reportable segments: Energy and Chemicals (“E&C”), Distribution and Storage (“D&S”) and BioMedical. The Company’s reportable segments are business units that are each managed separately because they manufacture, offer and distribute distinct products with different production processes and sales and marketing approaches. The E&C segment sells brazed aluminum and air-cooled heat exchangers, cold boxes and vacuum-insulated pipe to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases. The D&S segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems, cryogenic flow meter systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The BioMedical segment sells medical respiratory products, biological storage systems and other oxygen products. Due to the nature of the products that each segment sells, there are no intersegment sales. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and stock-based compensation expenses that are not allocated to the reporting segments.

The Company evaluates performance and allocates resources based on operating income or loss from continuing operations before net interest expense, financing costs amortization expense, foreign currency gain or loss, income taxes and noncontrolling interest. The accounting policies of the reportable segments are described in the summary of significant accounting policies.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2009

(Dollars and shares in thousands, except per share amounts)

NOTE J — Reporting Segments - Continued

Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Three Months Ended September 30, 2009
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales	$49,689	$55,561	$21,922	$—	$127,172

Operating income (loss)	7,527	8,523	5,664	(5,750)	15,964

	Nine Months Ended September 30, 2009
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales	$210,861	$188,306	$63,498	$—	$462,665

Operating income (loss)	54,132	30,009	13,400	(18,166)	79,375

	Three Months Ended September 30, 2008
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales	$78,912	$84,950	$24,946	$—	$188,808

Operating income (loss)	23,800	16,494	4,630	(8,270)	36,654

	Nine Months Ended September 30, 2008
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales	$230,976	$252,459	$73,454	$—	$556,889

Operating income (loss)	57,276	47,453	15,096	(22,130)	97,695

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2009

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

Non-Guarantor Subsidiaries	Jurisdiction

Abahsain Specialized Industrial Co. Ltd. (34% owned)	Saudi Arabia
Changzhou CEM Cryo Equipment Co., Ltd.	China
Chart Asia Investment Company Ltd.	Hong Kong
Chart Australia Pty. Ltd.	Australia
Chart Biomedical Limited	United Kingdom
Chart Cryogenic Distribution Equipment (Changzhou) Co., Ltd. (50% owned)	China
Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd.	China
Chart Cryogenic Equipment (Changzhou) Co., Ltd.	China
Chart Ferox a.s.	Czech Republic
Chart Ferox GmbH	Germany
Chart Biomedical GmbH	Germany
Chart Italy S.r.l.	Italy
Chart Industries Luxembourg S.à.r.l.	Luxembourg
Chengdu Golden Phoenix Liquid Nitrogen Container Company Ltd.	China
Flow Instruments & Engineering GmbH	Germany
GTC of Clarksville, LLC	Delaware
Lox Taiwan (11.25% owned)	Taiwan

The following supplemental condensed consolidating and combining financial information of the Issuer (Chart Industries, Inc.), Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the three and nine months ended September 30, 2009 and 2008, balance sheets as of September 30, 2009 and December 31, 2008 and statements of cash flows for the nine months ended September 30, 2009 and 2008.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2009

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
ASSETS
Cash and cash equivalents	$128,128	$1,719	$59,320	$—	$189,167
Short-term investments	30,317	—	—	—	30,317
Accounts receivable, net	—	38,028	16,915	—	54,943
Inventory, net	—	41,922	40,622	(525)	82,019
Other current assets	6,020	40,189	6,349	—	52,558

Total current assets	164,465	121,858	123,206	(525)	409,004
Property, plant and equipment, net	—	61,251	44,149	—	105,400
Goodwill	—	190,902	73,946	—	264,848
Intangible assets, net	—	116,848	7,554	—	124,402
Investments in affiliates	381,296	111,367	—	(492,370)	293
Intercompany receivables	180,866	—	—	(180,866)	—
Other assets	6,648	11,487	4,414	(11,400)	11,149

Total assets	$733,275	$613,713	$253,269	$(685,161)	$915,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(11,623)	$123,491	$34,023	$(528)	$145,363

Total current liabilities	(11,623)	123,491	34,023	(528)	145,363
Long-term debt	243,175	—	11,400	(11,400)	243,175
Intercompany payables	—	92,229	88,341	(180,570)	—
Other long-term liabilities	38,720	16,697	8,138	—	63,555

Total liabilities	270,272	232,417	141,902	(192,498)	452,093
Common stock	285	—	—	—	285
Other stockholders’ equity	462,718	381,296	111,367	(492,663)	462,718

Total stockholders’ equity	463,003	381,296	111,367	(492,663)	463,003

Total liabilities and stockholders’ equity	$733,275	$613,713	$253,269	$(685,161)	$915,096

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2009

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2009

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$92,023	$35,605	$(456)	$127,172
Cost of sales	—	59,789	28,573	(564)	87,798

Gross profit	—	32,234	7,032	108	39,374
Selling, general and administrative expenses	354	19,389	3,667	—	23,410

Operating income	(354)	12,845	3,365	108	15,964
Interest expense	4,440	(13)	(75)	—	4,352
Other expense (income), net	—	78	(206)	—	(128)
Noncontrolling interest, net of tax	—	—	(21)	—	(21)

Income (loss) before income taxes and equity in net (income) of subsidiaries	(4,794)	12,780	3,667	108	11,761
Income tax (benefit) provision	1,195	1,107	1,211	—	3,513
Equity in net (income) of subsidiaries	(14,237)	(2,564)	—	16,801	—

Net income	$8,248	$14,237	$2,456	$(16,693)	$8,248

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Three Months Ended September 30, 2008

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$139,126	$51,300	$(1,618)	$188,808
Cost of sales	—	84,595	39,641	(1,592)	122,644

Gross profit	—	54,531	11,659	(26)	66,164
Selling, general and administrative expenses	399	25,230	3,881	—	29,510

Operating income	(399)	29,301	7,778	(26)	36,654
Interest expense	5,365	51	(167)	—	5,249
Other (income) expense, net	—	1,276	921	—	2,197

Income (loss) before income taxes and equity in net (income) of subsidiaries	(5,764)	27,974	7,024	(26)	29,208
Income tax (benefit) provision	(7,827)	15,489	1,144	—	8,806
Equity in net (income) of subsidiaries	(18,339)	(5,854)	—	24,193	—

Net income	$20,402	$18,339	$5,880	$(24,219)	$20,402

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2009

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$349,950	$114,743	$(2,028)	$462,665
Cost of sales	—	217,422	89,599	(2,319)	304,702

Gross profit	—	132,528	25,144	291	157,963
Selling, general and administrative expenses	1,105	67,054	10,429	—	78,588

Operating income	(1,105)	65,474	14,715	291	79,375
Interest expense	13,246	(23)	(253)	—	12,970
Other (income) expense, net	—	(78)	(357)	—	(435)
Noncontrolling interest, net of tax	—	—	98	—	98

Income (loss) before income taxes and equity in net (income) of subsidiaries	(14,351)	65,575	15,227	291	66,742
Income tax (benefit) provision	(4,427)	22,028	3,654	—	21,255
Equity in net (income) of subsidiaries	(55,411)	(11,864)	—	67,275	—

Net income	$45,487	$55,411	$11,573	$(66,984)	$45,487

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Nine Months Ended September 30, 2008

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$407,783	$153,279	$(4,173)	$556,889
Cost of sales	—	259,428	118,606	(3,249)	374,785

Gross profit	—	148,355	34,673	(924)	182,104
Selling, general and administrative expenses	1,107	71,457	11,845	—	84,409

Operating income	(1,107)	76,898	22,828	(924)	97,695
Interest expense	15,867	(1)	(517)	—	15,349
Other (income) expense, net	—	681	(156)	—	525

Income (loss) before income taxes and equity in net (income) of subsidiaries	(16,974)	76,218	23,501	(924)	81,821
Income tax (benefit) provision	(11,191)	32,072	3,690	—	24,571
Equity in net (income) of subsidiaries	(63,033)	(18,887)	—	81,920	—

Net income	$57,250	$63,033	$19,811	$(82,844)	$57,250

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2009

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$7,684	$47,981	$23,687	$(2,770)	$76,582
Cash flows from investing activities:
Capital expenditures	—	(7,520)	(1,884)	—	(9,404)
Acquisition of businesses, net of cash acquired		(1,250)	(6,807)		(8,057)
Other investing activities	2,035	667	(318)	—	2,384

Net cash provided by (used in) investing activities	2,035	(8,103)	(9,009)	—	(15,077)
Cash flows from financing activities:
Net change in debt	—	—	11,400	(11,400)	—
Other financing activities	853	—	—	—	853
Intercompany account changes	33,128	(40,699)	(6,599)	14,170	—

Net cash provided by (used in) financing activities	33,981	(40,699)	4,801	2,770	853

Net increase (decrease) in cash and cash equivalents	43,700	(821)	19,479	—	62,358
Effect of exchange rate changes	—	—	4,644	—	4,644
Cash and cash equivalents, beginning of period	84,428	2,540	35,197	—	122,165

Cash and cash equivalents, end of period	$128,128	$1,719	$59,320	$—	$189,167

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2009

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

For the nine months ended September 30, 2009, orders were $252.2 million and backlog has decreased to $189.2 million compared to $398.8 million at December 31, 2008. For the nine months ended September 30, 2009, we experienced a decline in sales, gross profit and operating income compared to the same period in 2008 due to the impact from the global economic downturn. Sales for the nine months ended September 30, 2009 were $462.7 million compared to sales of $556.9 million for the nine months ended September 30, 2008, reflecting a decrease of $94.2 million, or 16.9%. Our gross profit for the nine months ended September 30, 2009 was $158.0 million, or 34.0% of sales, as compared to $182.1 million, or 32.7% of sales, for the same period in 2008. In addition, our operating income for the nine months ended September 30, 2009 was $79.4 million compared to $97.7 million for the same period in 2008. Our gross profit margin improvement was primarily due to improved project mix and project execution at our E&C segment.

The global economic downturn has impacted order volume and project timing. Our backlog provided strong first half 2009 earnings. Although overall industrial production and durable goods orders seem to have stabilized, the decline in our order rates and backlog will impact our fourth quarter 2009 and first half 2010 earnings. Nonetheless, based on current expectations, we believe that our cash flow from operations, existing cash and available borrowings under our senior secured credit facility (“Senior Credit Facility”) should be adequate to meet our working capital, capital expenditure, debt service and other operational funding requirements for the remaining three months of 2009 and into 2010.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our three operating segments for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales
Energy & Chemicals	$49,689	$78,912	$210,861	$230,976
Distribution & Storage	55,561	84,950	188,306	252,459
BioMedical	21,922	24,946	63,498	73,454

Total	$127,172	$188,808	$462,665	$556,889

Gross Profit
Energy & Chemicals	$14,460	$30,926	$78,480	$77,466
Distribution & Storage	15,843	26,239	55,182	76,916
BioMedical	9,071	8,999	24,301	27,722

Total	$39,374	$66,164	$157,963	$182,104

Gross Profit Margin
Energy & Chemicals	29.1%	39.2%	37.2%	33.5%
Distribution & Storage	28.5%	30.9%	29.3%	30.5%
BioMedical	41.4%	36.1%	38.3%	37.7%
Total	31.0%	35.0%	34.1%	32.7%

Operating Income (Loss)
Energy & Chemicals	$7,527	$23,800	$54,132	$57,276
Distribution & Storage	8,523	16,494	30,009	47,453
BioMedical	5,664	4,630	13,400	15,096
Corporate	(5,750)	(8,270)	(18,166)	(22,130)

Total	$15,964	$36,654	$79,375	$97,695

Sales

Sales for the three months ended September 30, 2009 were $127.2 million compared to $188.8 million for the three months ended September 30, 2008, reflecting a decrease of $61.6 million, or 32.6%. E&C segment sales were $49.7 million for the three months ended September 30, 2009 compared with sales of $78.9 million for the three months ended September 30, 2008, which reflected a decrease of $29.2 million or 37.0%. The decline in sales occurred in the brazed aluminum heat exchangers and systems product lines due to the lack of new orders as a result of the economic downturn and the fact that a number of large projects are nearing completion. D&S segment sales decreased $29.4 million, or 34.6%, to $55.6 million for the three months ended September 30, 2009 from $85.0 million for the three months ended September 30, 2008. The decrease was primarily due to lower prices and volume resulting from decreased demand in both bulk and package gas systems throughout the global industrial gas market as industrial gas customers continue to restrict their purchases as a result of the economic downturn. In addition, D&S segment sales were negatively affected in the third quarter of 2009 by the weakening of the euro and the Czech koruna against the U.S. dollar as compared to exchange rates experienced during the same period in 2008. BioMedical segment sales for the three months ended September 30, 2009 were $21.9 million compared to $24.9 million for the same period in 2008, which reflected a decrease of $3.0 million, or 12.0%. Sales decreased $1.0 million in biological storage systems largely due to continued weakness in the beef and dairy artificial insemination markets. Medical respiratory product sales increased slightly reflecting higher volume in European markets. Other product sales declined $2.2 million due to the shutdown of the Denver, Colorado BioMedical facility. In April 2009, the Company made the decision to shut down the Denver facility and exit the MRI component product line. The government contract work previously done at the Denver facility has been transferred to other Chart facilities.

Gross Profit and Margin

Gross profit for the three months ended September 30, 2009 was $39.4 million, or 31.0% of sales, versus $66.2 million, or 35.0% of sales, for the three months ended September 30, 2008, a $26.8 million decrease. E&C segment gross profit decreased $16.4 million and its margin decreased 10.1 percentage points, primarily due to project mix and lower volume in systems and brazed aluminum heat exchangers due to a decline in backlog, which included higher margin projects. This decrease is partially offset by lower material costs in air cooled heat exchangers. Gross profit for the D&S segment decreased $10.4 million, as margin declined 2.4 percentage points, for the three months ended September 30, 2009 as compared to the same period in 2008. Lower volume and pricing, partially offset by lower material costs, contributed to the decline in gross profit. BioMedical gross profit increased $0.1 million and margin increased 5.3 percentage points for the three months ended September 30, 2009 as compared to the same period in 2008. The increase was primarily due to higher sales volume in medical respiratory products and lower material pricing, partially offset by lower volume in biological storage systems and restructuring charges of $0.3 million related to the Denver facility shutdown.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses for the three months ended September 30, 2009 were $20.8 million, or 16.4% of sales, compared to $26.8 million, or 14.2% of sales, for the three months ended September 30, 2008. SG&A expenses for the E&C segment were $6.0 million for the three months ended September 30, 2009 compared to $6.9 million for the three months ended September 30, 2008, a decrease of $0.9 million. The decrease for the E&C segment was primarily the result of decreased sales commissions and variable incentive compensation due to lower sales volume. D&S segment SG&A expenses for the three months ended September 30, 2009 were $6.1 million compared to $8.4 million for the three months ended September 30, 2008, a decrease of $2.3 million. This decrease was primarily attributable to lower compensation costs due to workforce reductions, lower outside consulting expenses as well as reduced travel and entertainment costs. SG&A expenses for the BioMedical segment were $3.0 million for the three months ended September 30, 2009 and $3.2 million for the three months ended September 30, 2008. The decline was primarily attributable to lower compensation and travel and entertainment costs. Corporate SG&A expenses for the three months ended September 30, 2009 were $5.7 million compared to $8.3 million for the three months ended September 30, 2008. This decrease of $2.6 million was attributable to lower stock-based compensation expense, compensation costs including variable incentive compensation, travel and entertainment and outside consulting fees as a result of our cost reduction initiatives.

Asset Impairment

An asset impairment gain of $0.2 million for the three months ended September 30, 2009 was the result of the sale of certain equipment at the BioMedical facility in Denver, Colorado which had been written down to its estimated net realizable value as part of the facility shutdown during the second quarter of 2009.

Amortization Expense

Amortization expense for the three months ended September 30, 2009 was $2.7 million, or 2.1% of sales, compared to $2.8 million, or 1.5% of sales for the three months ended September 30, 2008. The decrease of $0.1 million results from certain intangible assets becoming fully amortized since the third quarter of 2008 partially offset by amortization on intangible assets from the acquisition of Golden Phoenix.

Operating Income

As a result of the foregoing, operating income for the three months ended September 30, 2009 was $16.0 million, or 12.6% of sales, a decrease of $20.7 million compared to operating income of $36.7 million, or 19.4% of sales, for the same period in 2008.

Net Interest Expense

Net interest expense for the three months ended September 30, 2009 and 2008 was $3.9 million and $4.6 million, respectively. The decrease in interest expense of $0.7 million for the three months ended September 30, 2009 compared to the same period in 2008 was primarily attributable to lower variable interest rates on the term loan portion of our Senior Credit Facility. Also contributing to the decrease in net interest expense was the repurchase of $6.8 million in outstanding Subordinated Notes during the third quarter of 2008.

Other Expense and Income

For the three months ended September 30, 2009, foreign currency gains were $0.1 million as compared to $2.1 million in losses for the same period in 2008. The currency losses during the three months ended September 30, 2008 were caused by the weakening of the Czech koruna against the euro and the weakening of the euro against the U.S. dollar. The change in these currencies during the third quarter of 2008 affected euro denominated transactions in many of our operations and the fair market value of the forward contracts to sell euros and purchase korunas at set rates held at our Czech Republic subsidiary. In addition, the three months ended September 30, 2008 included the write off of deferred financing fees of $0.2 million associated with the repurchase of $6.8 million in Subordinated Notes during the quarter.

Income Tax Expense

Income tax expense of $3.5 million and $8.8 million for the three months ended September 30, 2009 and 2008, respectively, represents taxes on both U.S. and foreign earnings at an effective income tax rate of 29.9% and 30.0%, respectively.

Net Income

As a result of the foregoing, reported net income for the three months ended September 30, 2009 and 2008 was $8.2 million and $20.4 million, respectively.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Sales

Sales for the nine months ended September 30, 2009 were $462.7 million compared to $556.9 million for the nine months ended September 30, 2008, reflecting a decrease of $94.2 million, or 16.9%. E&C segment sales were $210.9 million for the nine months ended September 30, 2009 compared with sales of $231.0 million for the same period in 2008, which represented a decrease of $20.1 million, or 8.7%. This decrease in sales was primarily due to lower volume in both brazed aluminum heat exchangers and systems product lines due to the decline in backlog and the lack of any significant orders and the fact that a number of large projects are nearing completion. This was partially offset by increased volume in air cooled heat exchangers. D&S segment sales decreased $64.2 million, or 25.4%, to $188.3 million for the nine months ended September 30, 2009 from $252.5 million for the nine months ended September 30, 2008. Bulk storage system sales decreased $19.1 million and package gas system sales decreased $45.1 million for the nine months ended September 30, 2009 compared to the same period in 2008 due to lower prices and volume as industrial gas customers restricted their purchases as a result of the economic downturn. In addition, D&S segment sales were negatively affected during the nine months ended September 30, 2009 from the weakening of the euro and the Czech koruna against the U.S. dollar as compared to the same period in 2008. BioMedical segment sales decreased $10.0 million, or 13.6%, to $63.5 million for the nine months ended September 30, 2009 compared to $73.5 million for the nine months ended September 30, 2008. Biological storage systems sales decreased $5.1 million as a result of lower volume in domestic and international markets. Medical respiratory product sales increased $0.5 million during the nine months ended September 30, 2009. MRI and other product sales decreased $5.4 million largely due to lower MRI component product sales, which are being discontinued as part of the shutdown of the Denver, Colorado BioMedical facility which was announced during the second quarter of 2009.

Gross Profit and Margin

Gross profit for the nine months ended September 30, 2009 was $158.0 million, or 34.1% of sales, versus $182.1 million, or 32.7% of sales, for the nine months ended September 30, 2008 resulting in a $24.1 million decrease. E&C segment gross profit increased $1.0 million, or 3.7 percentage points in the 2009 period compared to the 2008 period, primarily due to improved project mix and cost performance. In addition, order cancellation fees of $1.5 million were also billed in accordance with contract terms providing additional margin improvement in our brazed aluminum heat exchanger product line. Gross profit for the D&S segment decreased $21.7 million, or 1.2 percentage points, for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to lower volume, pricing and restructuring charges of $1.9 million related to workforce reductions, partially offset by lower material costs. BioMedical gross profit decreased $3.4 million, while gross margin improved 0.6 percentage points, for the nine months ended September 30, 2009 compared to the same period in 2008. The BioMedical gross profit decreased in 2009 primarily due to lower sales volume for biological storage systems, however the margin percentage improved due to a more favorable mix and lower material costs.

SG&A

SG&A expenses for the nine months ended September 30, 2009 were $70.2 million, or 15.2% of sales, versus $76.2 million, or 13.7% of sales, for the nine months ended September 30, 2008. SG&A expenses for the E&C segment were $21.6 million for the nine months ended September 30, 2009 compared to $19.1 million for the nine months ended September 30, 2008, an increase of $2.5 million. The increase for the E&C segment was primarily the result of variable incentive compensation expense and sales commissions due to higher margin projects during 2009 as compared to the same period in 2008 as well as $0.8 million in restructuring charges related to workforce reductions. D&S segment SG&A expenses for the nine months ended September 30, 2009 were $21.4 million compared to $25.3 million for the nine months ended September 30, 2008, a decrease of $3.9 million. This decrease was primarily attributable to lower compensation costs, outside marketing and consulting services as well as reduced travel and entertainment costs, partially offset by restructuring charges of $0.9 million related to workforce reductions. SG&A expenses for the BioMedical segment were $9.1 million for the nine months ended September 30, 2009, a decrease of $0.5 million compared to the nine months ended September 30, 2008. The decline was largely due to lower compensation costs including variable incentive compensation and reduced travel and entertainment costs partially offset by restructuring charges of $0.2 million related to workforce reductions. Corporate SG&A expenses for the nine months ended September 30, 2009 were $18.1 million compared to $22.1 million for the nine months ended September 30, 2008. This decrease of $4.0 million was attributable to lower stock-based compensation costs, variable incentive compensation, travel and entertainment and outside consulting costs as a result of cost reduction initiatives. These lower expenses were partially offset by restructuring charges of $0.3 million related to workforce reductions.

Amortization Expense

Amortization expense for the nine months ended September 30, 2009 was $8.0 million, or 1.7% of sales, compared to $8.2 million, or 1.5% of sales, for the nine months ended September 30, 2008. The decrease of $0.2 million was due to certain intangible assets being fully amortized.

Asset impairment

An asset impairment charge of $0.3 million for the nine months ended September 30, 2009 was the result of certain equipment at the BioMedical facility in Denver, Colorado being written down to its net realizable value as part of the facility shutdown.

Operating Income

As a result of the foregoing, operating income for the nine months ended September 30, 2009 was $79.4 million, or 17.2% of sales, a decrease of $18.3 million compared to operating income of $97.7 million, or 17.5% of sales, for the same period in 2008.

Net Interest Expense

Net interest expense for the nine months ended September 30, 2009 and 2008 was $11.8 million and $13.9 million, respectively. This decrease in interest expense of $2.1 million for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily attributable to lower variable interest rates on the term loan portion of our Senior Credit Facility. Also contributing to the decrease in net interest expense was slightly lower interest expense on the Subordinated Notes as a result of the repurchase of $6.8 million in outstanding Subordinated Notes during the third quarter of 2008.

Other Expenses and Income

For the nine months ended September 30, 2009, foreign currency gains were $0.4 million as compared to losses of $0.4 million for the same period in 2008. The increase in the currency gains occurred primarily in our Czech Republic subsidiary as the Czech koruna has weakened against the euro and U.S. dollar during the past year. The majority of the currency losses in the third quarter of 2008 occurred in euro denominated transactions that occur at many of our operations as the euro weakened against the dollar. In addition, the nine months ended September 30, 2008 included the write off of deferred financing fees of $0.2 million associated with the repurchase of $6.8 million in Subordinated Notes during the third quarter of 2008.

Income Tax Expense

Income tax expense of $21.3 million and $24.6 million for the nine months ended September 30, 2009 and 2008, respectively, represents taxes on both domestic and foreign earnings at an annual effective income tax rate of 31.8% and 30.0%, respectively. The increase in the effective income tax rate was primarily due to an increase in domestic earnings, which are taxed at a higher rate as compared to foreign earnings and a decrease in the amount of foreign investment credits.

Net Income

As a result of the foregoing, net income for the nine months ended September 30, 2009 and 2008 was $45.5 million and $57.3 million, respectively.

Liquidity and Capital Resources

Debt Instruments and Related Covenants

As of September 30, 2009, the Company had $80.0 million outstanding under the term loan portion of its Senior Credit Facility, $163.2 million outstanding under the Subordinated Notes and $27.3 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility. The Company is in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. Availability on the revolving portion of the Senior Credit Facility was $82.7 million at September 30, 2009.

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

Sources and Use of Cash

Cash provided by operations for the nine months ended September 30, 2009 was $76.6 million compared with cash provided by operations of $86.8 million for the nine months ended September 30, 2008. The decrease in cash provided by operations in the 2009 period was primarily attributable to lower net income and a reduction in customer advances and billings in excess of contract revenue due to reduced order rates and project backlog in E&C.

Cash used in investing activities for the nine months ended September 30, 2009 was $15.1 million compared to $28.7 million for the nine months ended September 30, 2008. Capital expenditures for the nine months ended September 30, 2009 were $9.4 million compared with $9.3 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, $8.1 million of cash, net of cash acquired, was used for two acquisitions: the equity interests of Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd. (“Golden Phoenix”) and substantially all of the assets of Tri-Thermal, Inc. During the nine months ended September 30, 2008, $18.8 million of cash, net of cash acquired, was used to purchase Flow Instruments & Engineering GmbH and $0.6 million was contributed to a joint venture in Saudi Arabia for the manufacture of air cooled heat exchangers. Also, for the nine months ended September 30, 2009, certain short-term investments matured and the proceeds totaled $2.0 million.

For the nine months ended September 30, 2009, cash provided by financing activities was $0.9 million compared to cash used of $4.1 million for the nine months ended September 30, 2008 largely due to the purchase of $6.8 million of our outstanding Subordinated Notes in September 2008.

Cash Requirements

The Company does not anticipate any unusual cash requirements for working capital needs, but expects to use $5.0 to $7.0 million of cash for capital expenditures for the remaining three months of 2009. A portion of the capital expenditures are expected to be used for the new industrial gas equipment repair center that is being built in Reno, Nevada.

During 2009, the Company has and will continue to consider making acquisitions as part of its strategic growth initiatives and expects to fund these acquisitions with primarily cash or stock. During the third quarter of 2009, the Company announced the purchase of Covidien’s oxygen therapy products business in an all cash transaction, which is expected to close in the fourth quarter 2009.

For the remaining three months of 2009, cash requirements for debt service are forecasted to be approximately $8.0 million for scheduled interest payments under our Senior Credit Facility and the Subordinated Notes. We are not required to make any scheduled principal payments during the remaining three months of 2009 under the Term Loan portion of the Senior Credit Facility or Subordinated Notes, but we may consider making voluntary principal payments from time to time on our Senior Credit Facility. We may also from time to time seek to purchase a portion of our Subordinated Notes outstanding through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and our debt covenants. We expect to fund an additional $15.3 million of purchase price as a result of our second and third quarter 2009 acquisition activity, of which the majority will be payable in the fourth quarter of 2009 and the remainder payable during 2010. We are also required to fund an additional $0.9 million capital contribution to our joint venture in Saudi Arabia during the fourth quarter of 2009. For the rest of 2009, we expect to use approximately $6.2 million of cash for both U.S. and foreign income taxes and to contribute approximately $0.2 million of cash to our defined benefit pension plan to meet ERISA minimum funding requirements.

Orders and Backlog

We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and it is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties. Backlog as of September 30, 2009 was $189.2 million compared to $224.6 million as of June 30, 2009.

The following table sets forth orders and backlog by segment for the periods indicated:

	Three Months Ended
	September 30, 2009	June 30, 2009
Orders

Energy & Chemicals	$18,782	$5,612
Distribution & Storage	51,722	43,569
BioMedical	20,994	22,198

Total	$91,498	$71,379

Backlog

Energy & Chemicals	$97,234	$128,052
Distribution & Storage	86,221	89,812
BioMedical	5,719	6,781

Total	$189,174	$224,645

E&C orders for the three months ended September 30, 2009 were $18.8 million compared to $5.6 million for the three months ended June 30, 2009. E&C backlog totaled $97.2 million at September 30, 2009 compared to $128.0 million at June 30, 2009. The increase in orders of $13.2 million was primarily attributable to increases in order intake for brazed aluminum and air cooled heat exchangers over a very weak order intake during the second quarter of 2009. We continue to see some order cancellations in our brazed aluminum heat exchanger business and potential new project timing continues to be delayed due to the economic downturn. Additionally, order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake fluctuate significantly quarter to quarter.

D&S orders for the three months ended September 30, 2009 were $51.7 million compared to $43.6 million for the three months ended June 30, 2009. D&S backlog totaled $86.2 million at September 30, 2009 compared to $89.8 million at June 30 2009. The D&S segment has experienced an increase in orders of $8.1 million, or 18.7%, for the three months ended September 30, 2009 due to several large orders at our Czech Republic operation.

BioMedical orders for the three months ended September 30, 2009 were $21.0 million compared to $22.2 million for the three months ended June 30, 2009. BioMedical backlog at September 30, 2009 totaled $5.7 million compared to $6.8 million at June 30, 2009. The decline in orders of $1.2 million, or 5.4%, was primarily due to timing of medical respiratory orders.

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

The Company’s primary interest rate risk exposure results from the various floating rate pricing mechanisms on the Senior Credit Facility. If interest rates were to increase 200 basis points (2 percent) from September 30, 2009 rates, and assuming no changes in debt from the September 30, 2009 levels, the additional annual expense would be approximately $1.6 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the euro, the British pound, the Czech koruna and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. The Company held positions in foreign exchange forward contracts at September 30, 2009. See Note B – Fair Value Measurements for additional information.

Item 4. Controls and Procedures

As of September 30, 2009, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 5. Other Information

On October 27, 2009, the Compensation Committee of the Company’s Board of Directors determined to increase our Chief Executive Officer’s annual base salary rate from $500,000 to $550,000, effective November 1, 2009. The Committee made this determination in order to ensure the competitiveness of the Chief Executive Officer’s base salary relative to peer group companies, based on a compensation review conducted by Mercer, the Committee’s independent compensation consultant.

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

Chart Industries, Inc.
(Registrant)

Date: October 29, 2009	By:	/S/ MICHAEL F. BIEHL
Michael F. Biehl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)