Form 10-K
period 2009-12-31
CHART INDUSTRIES INC
filed 2010-02-26
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of $18.18 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $510,957,936.

As of February 15, 2010, there were 28,491,246 outstanding shares of the Company’s common stock, par value $0.01 per share.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 27, 2010 (the “2010 Proxy Statement”).

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2009.

PART I

Item 1.	Business.

THE COMPANY

Overview

Chart Industries, Inc., a Delaware corporation incorporated in 1992 (the “Company,” “Chart” or “we”), is a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases, based on our sales and the estimated sales of our competitors. We supply engineered equipment used throughout the global liquid gas supply chain. The largest portion of end-use applications for our products is energy-related, accounting for approximately 63% of sales and 46% of orders in 2009, and 70% of backlog at December 31, 2009. We are a leading manufacturer of standard and engineered equipment primarily used for low-temperature and cryogenic applications. We have developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit). The majority of our products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and end-use of hydrocarbon and industrial gases.

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

We have attained this position by capitalizing on our low-cost global manufacturing footprint, technical expertise and know-how, broad product offering, and reputation for quality, and by focusing on attractive, growing markets. We have an established sales and customer support presence across the globe and low cost manufacturing operations in the United States, Central Europe and China. For the years ended December 31, 2009, 2008, and 2007, we generated sales of $591.5 million, $744.3 million, and $666.4 million, respectively.

The following charts show the proportion of our revenues generated by each operating segment as well as our estimate of the proportion of revenue generated by end-user for the year ended December 31, 2009.

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

Energy and Chemicals Segment

Our principal products within the E&C segment, which accounted for 43% of sales for the year ended December 31, 2009, are focused on engineered equipment and systems for the energy and chemicals markets, primarily heat exchangers, Core-in-Kettles®, cold boxes, process systems and LNG vacuum insulated pipe. These products are used by major natural gas, petrochemical processing and industrial gas companies in the production of their products. Our products in the E&C segment include the following:

Heat Exchangers and Core-in-Kettles®

We are a leading designer and manufacturer of cryogenic brazed aluminum and air cooled heat exchangers. Using technology pioneered by us, our brazed aluminum heat exchangers are incorporated into cold boxes to facilitate the progressive cooling and liquefaction of air or hydrocarbon mixtures for the subsequent recovery or purification of component gases. In hydrocarbon processing industries, our brazed aluminum heat exchangers allow producers to obtain purified hydrocarbon by-products, such as methane, ethane, propane and ethylene, which are commercially marketable for various industrial or residential uses. In the industrial gas market, our brazed aluminum heat exchangers are used to obtain high purity atmospheric gases, such as oxygen, nitrogen and argon, which have diverse industrial applications.

Our air cooled heat exchangers are used in multiple markets to cool fluids to allow for further processing or to provide condensing of fluids, including hydrocarbon, petrochemical, natural gas processing, and power generation. Our compact Core-in-Kettle® heat exchangers are designed to replace shell-and-tube exchangers, offering significantly more heat transfer surface per unit volume and greatly improving the efficiency of chillers, vaporizers, reboilers and condensers in hydrocarbon applications including ethylene, propylene and LNG. Brazed aluminum and air cooled heat exchangers are engineered to the customer’s requirements and range in price from $20,000 to $2.5 million or more depending on the scope and complexity of the project.

Our heat exchanger demand is primarily driven by activity in the LNG and natural gas segments of the hydrocarbon processing market, as well as the Asian industrial gas market. Other key global drivers involve developing Gas to Liquids or GTL and clean coal processes including Coal to Liquids or CTL and Integrated Gasification and Combined Cycle or IGCC power projects. In the future, management believes that continuing efforts by petroleum producing countries to better utilize stranded natural gas and previously flared gases, as well as efforts to broaden their industrial base, and the developing clean coal initiatives globally present a promising source of demand for our heat exchangers and cold box systems. In addition, demand for heat exchangers and cold boxes in developed countries is expected to continue as firms upgrade their facilities for greater efficiency and regulatory compliance.

Our principal competitors for brazed aluminum heat exchangers are Linde, Sumitomo, Kobe and Fives, and we face competition from a variety of competitors for air cooled heat exchangers. Management believes that we are the only producer of large brazed aluminum heat exchangers in the United States and that we are a leader in the global cryogenic heat exchanger market. Major customers for our heat exchangers in the industrial gas market include Air Liquide, Air Products, Praxair, Hangyang, Kaifeng Aire Separation and Sichuan Air Separation. In the hydrocarbon processing market, major customers and end-users include BP, ExxonMobil, Saudi Aramco, ConocoPhillips and contractors such as JGC, Bechtel, Jacobs, Kellogg Brown Root or KBR, Technip, ABB Lummus, Toyo, Shaw Stone and Webster and Samsung.

Cold Boxes

We are a leading designer and fabricator of cold boxes. Cold boxes are highly engineered systems used to significantly reduce the temperature of gas mixtures to the point where component gases liquefy and can be separated and purified for further use in multiple industrial, scientific and commercial applications. In the hydrocarbon processing market, our cold box systems are used in natural gas processing and in the petrochemical industry. In the industrial gas market, cold boxes are used to separate air into its major atmospheric components, including nitrogen, oxygen and argon, where the gases are used in a diverse range of applications such as metal production and heat treating, enhanced oil and gas production, coal gasification, chemical and oil refining, the quick-freezing of food, wastewater treatment and industrial welding. The construction of a cold box generally consists of one or more brazed aluminum heat exchangers and other equipment packaged in a “box” consisting of metal framing and a complex system of piping and valves. Cold boxes, which are designed and fabricated to order, sell in the price range of $1 million to $20 million, with the majority of cold boxes priced between $1 million and $5 million.

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

We have a number of competitors for our process systems including Linde, Air Products, and other smaller engineering, procurement and construction, or EPC, firms to whom we also act as a supplier of equipment including heat exchangers and cold boxes. Principal customers and end-users for our process systems include EWC, ABB Lummus, ExxonMobil, Jacobs, Shaw Stone and Webster, CTCI, Samsung, Uhde and KBR.

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

Distribution and Storage Segment

Through our D&S segment, which accounted for 42% of our sales for the year ended December 31, 2009, we are a leading supplier of cryogenic equipment to the global bulk and packaged industrial gas markets. Demand for the products supplied by this segment is driven primarily by the significant installed base of users of cryogenic liquids as well as new applications and distribution technologies for cryogenic liquids. Our products span the entire spectrum of the industrial gas market from small customers requiring cryogenic packaged gases to large users requiring custom engineered cryogenic storage systems. Our products in the D&S segment include the following:

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

Cryogenic Packaged Gas Systems

We are a leading supplier of cryogenic packaged gas systems of various sizes ranging from 160 liters to 3,000 liters. Cryogenic liquid cylinders are used extensively in the packaged gas industry to allow smaller quantities of liquid to be easily delivered to the customers of industrial gas distributors on a full-for-empty or fill-on-site basis. Principal customers for our liquid cylinders are the same global industrial gas producers and the North American industrial gas distributors who purchase our cryogenic bulk storage systems. We compete on a worldwide basis primarily with Taylor-Wharton in this product area. We have developed two technologies in the packaged gas product area: ORCA Micro-Bulk systems and Tri-fecta® Laser Gas assist systems. ORCA Micro-Bulk systems bring the ease of use and distribution economics of bulk gas supply to customers formerly supplied by high pressure or cryogenic liquid cylinders. The ORCA Micro-Bulk system is the substantial market leader in this growing product line. The Tri-fecta® Laser Gas assist system was developed to meet the “assist gas” performance requirements for new high powered lasers being used in the metal fabrication industry.

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

BioMedical Segment

The BioMedical segment, which accounted for 15% of our sales for the year ended December 31, 2009, consists of various product lines built around our core competencies in cryogenics, but with a focus on the respiratory and biological users of the liquids and gases instead of the large producers and distributors of cryogenic liquids. Our products in the BioMedical segment include the following:

Respiratory Products

Our respiratory oxygen product line is comprised of a limited range of medical respiratory products, including liquid oxygen systems and ambulatory oxygen systems, both of which are used primarily for the in-home supplemental oxygen treatment of patients with chronic obstructive pulmonary diseases, such as bronchitis, emphysema and asthma.

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

We believe that competition for liquid oxygen systems is based primarily upon product quality, performance, reliability, ease-of-use and price, and we focus our marketing strategies on these considerations. Furthermore, competition also includes the impact of other modalities including concentrators, homefill and cylinders in the broader respiratory market.

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

Backlog

The dollar amount of our backlog as of December 31, 2009, 2008 and 2007 was $185.1 million, $398.8 million and $475.3 million, respectively. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large products, particularly in the E&C segment, and the amount of backlog at December 31, 2009 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel all or part of the order, potentially subject to the payment of certain costs and/or penalties. For further information about our backlog, including backlog by segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers

We sell our products primarily to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing industries in countries throughout the world. Sales to our top ten customers accounted for 47%, 48% and 45% of consolidated sales in 2009, 2008 and 2007, respectively. Sales to Air Liquide in 2008 and 2007 represented approximately 10% of our consolidated sales each year. No single customer exceeded 10% of consolidated sales in 2009. Our sales to particular customers fluctuate from period to period, but the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of revenue for us. Our supply contracts are generally contracts for “requirements” only. While our customers may be obligated to purchase a certain percentage of their supplies from us, there are generally no minimum requirements. Also, many of our contracts may be cancelled on as little as one month’s notice. To minimize credit risk from trade receivables, we review the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitor the financial condition of customers to help ensure timely collections and to minimize losses. In addition, for certain domestic and foreign customers, particularly in the E&C segment, we require advance payments, letters of credit and other such guarantees of payment. Certain customers also require us to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order. We believe our relationships with our customers are generally good.

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

Raw Materials and Suppliers

We manufacture most of the products we sell. The raw materials used in manufacturing include aluminum products (including sheets, bars, plate and piping), stainless steel products (including sheets, plates, heads and piping), palladium oxide, carbon steel products (including sheets, plates and heads), 9% nickel steel products (including heads and plates), valves and gauges and fabricated metal components. Most raw materials are available from multiple sources of supply. We believe our relationships with our raw material suppliers and other vendors are generally good. During the first half of 2009, commodity metals used by us experienced significant cost reductions due to the depressed business climate and global financial crisis. Raw material prices began increasing during the second half of 2009 as the global economy showed early signs of improvement. Subject to certain risks related to our suppliers as discussed under Item 1A. “Risk Factors,” we foresee no acute shortages of any raw materials that would have a material adverse effect on our operations.

Employees

As of January 31, 2010, we had 2,517 employees, including 1,447 domestic employees and 1,070 international employees. These employees consisted of 1,013 salaried, 208 bargaining unit hourly and 1,296 non-bargaining unit hourly.

We are a party to one collective bargaining agreement with the International Association of Machinists and Aerospace Workers covering 208 employees at our La Crosse, Wisconsin heat exchanger facility. On February 6, 2010, we entered into a new three-year agreement to replace the previous agreement, which expired at that time.

Environmental Matters

Our operations have historically included and currently include the handling and use of hazardous and other regulated substances, such as various cleaning fluids used to remove grease from metal, that are subject to federal, state and local environmental laws and regulations. These regulations impose limitations on the discharge of pollutants into the soil, air and water, and establish standards for their handling, management, use, storage and disposal. We monitor and review our procedures and policies for compliance with environmental laws and regulations. Our management is familiar with these regulations and supports an ongoing program to maintain our adherence to required standards.

We are involved with environmental compliance, investigation, monitoring and remediation activities at certain of our owned or formerly owned manufacturing facilities and at one owned facility that is leased to a third party. We believe that we are currently in substantial compliance with all known environmental regulations. We accrue for certain environmental remediation-related activities for which commitments or remediation plans have been developed or for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 18 years as ongoing costs of remediation programs. Although we believe we have adequately provided for the cost of all known environmental conditions, additional contamination, the outcome of disputed matters or changes in regulatory posture could result in more costly remediation measures than budgeted, or those we believe are adequate or required by existing law. We believe that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations.

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

Risks Related to our Business

The markets we serve are subject to cyclical demand and vulnerable to economic downturn, which could harm our business and make it difficult to project long-term performance.

Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end users, in particular those customers in the global hydrocarbon and industrial gas markets. These customers’ expenditures historically have been cyclical in nature and vulnerable to economic downturns. Decreased capital and maintenance spending by these customers could have a material adverse effect on the demand for our products and our business, financial condition and results of operations. In addition, this historically cyclical demand limits our ability to make accurate long-term predictions about the performance of our company. Even if demand starts to improve, it is difficult to predict whether any improvement represents a long-term improving trend or the extent or timing of improvement. There can be no assurance that historically improving cycles are representative of future actual demand.

While we experienced growth in demand from 2003 until mid-2008 in the global hydrocarbon and industrial gas markets, we experienced a significant decline in orders from mid-2008 until mid-2009. While there has been some recent improvement in orders for some of our businesses, certain businesses such as our E&C Process Systems business have not yet experienced improving orders and we cannot predict when they will or whether business performance may be worse in the future. We also cannot predict generally when demand will begin to increase substantially from the significant decline in orders that we experienced in 2009 in D&S and E&C as a result of the uncertainty associated with the global credit crisis and economic downturn, the decline in overall energy prices and the decline in capital expenditures by our customers.

The global economic and financial crisis has had and will continue to have a negative effect on our business, financial condition and results of operations.

The global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and reduced corporate profits and capital spending, all of which has had and will continue to have a negative effect on our business, results of operations and financial condition. Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end users. Recent economic conditions have reduced the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, and may reduce their ability to pay for our products and services after purchase. Similarly, our suppliers may not be able to supply us with needed raw materials or components on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand, fulfill our contractual obligations or affect our gross margins. See “— We depend on the availability of certain key suppliers; if we experience difficulty with a supplier, we may have difficulty finding alternative sources of supply.” We cannot predict the timing or duration of these negative market conditions or the timing or strength of any economic recovery. If the economy or markets in which we operate remain weak or deteriorate further, our business, financial condition and results of operations will be materially and adversely impacted.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenues and profitability.

A small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers accounted for 47%, 48% and 45% of consolidated sales in 2009, 2008 and 2007, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. While our sales to particular customers fluctuate from period to period, the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of revenue for us.

The loss of any of our major customers or a decrease or delay in orders or anticipated spending by such customers could materially reduce our revenues and profitability. Our largest customers could also engage in business combinations, which could increase their size, reduce their demand for our products as they recognize synergies or rationalize assets and increase or decrease the portion of our total sales concentration to any single customer. For example, Linde and BOC engaged in a business combination in 2006, which reduced our sales concentration to these customers. More recently, on February 5, 2010 Air Products announced an offer to acquire Airgas.

Decreases in the market prices of oil and natural gas may decrease demand for some of our products and cause downward pressure on the prices we charge, which could materially and adversely affect our business, financial condition and results of operations.

A significant amount of our sales are to customers in the energy production and supply industry. We estimate that 63% of our revenue for the year ended December 31, 2009 was generated by end-users in the energy industry. Accordingly, demand for a significant portion of our products depends upon the level of capital expenditure by companies in the oil and gas industry, which depends, in part, on energy prices. Following August 2008, the prices of oil and natural gas declined significantly from their highs earlier in 2008. The downturn in energy production activities has adversely affected the demand for some of our products and could continue to do so if there is a sustained decline in energy prices. In addition, there can be no assurance that the current level of energy prices will not decline in the future. Any significant decline in the capital expenditures of our customers, whether due to a decrease in the market price of energy or otherwise, may decrease demand for our products and cause downward pressure on the prices we charge. Accordingly, if the energy production and supply industry experiences continued weakness at current levels or deteriorates further, our business, financial condition and results of operations could be materially and adversely affected.

We may be unable to compete successfully in the highly competitive markets in which we operate.

Although many of our products serve niche markets, a number of our direct and indirect competitors in these markets are major corporations, some of which have substantially greater technical, financial and marketing resources than we, and other competitors enter these markets from time to time. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales and earnings. Companies, or their divisions, that operate in our industry include Air Products, Kobe, Linde, Nordon, Sumitomo and Taylor-Wharton. Additionally, we compete with several suppliers owned by global industrial gas producers and many smaller fabrication-only facilities around the world. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending on research and development, and marketing and sales, any of which could materially reduce our revenues, profitability or both. Moreover, during an industry downturn, competition in some of the product lines we serve increases as a result of over-capacity, which may result in downward pricing pressure. Further, customers who typically outsource their need for cryogenic systems to us may use their excess capacity to produce such systems themselves. We also compete in the sale of a limited number of products with certain of our major customers.

We depend on the availability of certain key suppliers; if we experience difficulty with a supplier, we may have difficulty finding alternative sources of supply.

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

Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. The dollar amount of backlog as of December 31, 2009 was $185.1 million. Our backlog can be significantly affected by the timing of orders for large products, particularly in our E&C segment, and the amount of our backlog at December 31, 2009 is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Although in the last few years the amount of modifications and terminations of our orders has not been material compared to our total contract volume and is partially offset by cancellation penalties, customers can, and sometimes do, terminate or modify these orders. We experienced an increase in order cancellations after the onset of the global economic and financial crisis in the fall of 2008, but cancellation rates decreased substantially by mid-2009. We cannot predict, however, whether cancellations will accelerate or diminish in the future. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.

We are subject to potential insolvency or financial distress of third parties.

We are exposed to the risk that third parties to various arrangements who owe us money or goods and services, or who purchase goods and services from us, will not be able to perform their obligations or continue to place orders due to insolvency or financial distress. If third parties fail to perform their obligations under arrangements with us, we may be forced to replace the underlying commitment at current or above market prices or on other terms that are less favorable to us or we may have to write off receivables in the case of customer failures to pay. If this happens, whether as a result of the insolvency or financial distress of a third party or otherwise, we may incur losses, or our results of operations, financial position or liquidity could otherwise be adversely affected.

Health care reform or other changes in government and other third-party payor reimbursement levels and practices could negatively impact our revenues and profitability.

Our recent acquisition of Covidien’s oxygen therapy business increased the size and impact on our financial results of our BioMedical segment. Many of our BioMedical segment’s customers are reimbursed for products and services by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs in the U.S, and by similar programs and entities in the other countries in which we operate or sell our equipment. If third-party payors deny coverage, make the reimbursement process or documentation requirements more uncertain or reduce levels of reimbursement, it could negatively affect our revenues and profitability. Any health care reform legislation that is adopted by the U.S. government may negatively impact our revenues and profitability.

As a global business, we are exposed to economic, political and other risks in different countries which could materially reduce our revenues, profitability or cash flows, or materially increase our liabilities.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. In 2009, 2008 and 2007, 59%, 65% and 58%, respectively, of our sales were made in international markets. Our future results could be harmed by a variety of factors, including:

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

Fluctuations in exchange and interest rates may affect our operating results and impact our financial condition.

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

We are also exposed to general interest rate risk. If interest rates increase, our interest expense could increase significantly, affecting earnings and reducing cash flow available for working capital, capital expenditures, acquisitions, and other purposes. In addition, changes by any rating agency to our outlook or credit ratings could increase our cost of borrowing.

If we are unable to effectively control our costs while maintaining our customer relationships and core resources, our business, results of operations and financial condition could be adversely affected.

It is critical for us to appropriately align our cost structure with prevailing market conditions, to minimize the effect of economic downturns on our operations, and in particular, to continue to maintain our customer relationships, core resources and manufacturing capacity while protecting profitability and cash flow. If we are unable to align our cost structure in response to economic downturns on a timely basis, or if implementation of any cost structure adjustments has an adverse impact on our business or prospects, then our financial condition, results of operations and cash flows may be negatively affected.

Conversely, adjusting our cost structure to fit economic downturn conditions may have a negative effect on us during an economic upturn or periods of increasing demand for our products. If we have too aggressively reduced our costs, we may not have, or may not be able to obtain in a timely manner, sufficient engineering or manufacturing resources to capture new orders and meet customer demand. If we are unable to meet production or delivery schedules during a period of escalating demand because we have failed to effectively manage our resources or because we cut costs too aggressively, our relationships with our key customers could be adversely affected and there could be a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to successfully manage our planned operational expansions, it may place a significant strain on our management and administrative resources and lead to increased costs and reduced profitability.

We expect to continue to expand our operations, particularly in China, the Middle East, Europe and the United States in markets where we perceive the opportunity for profitable expansion. Our ability to operate our business successfully and implement our strategies depends, in part, on our ability to allocate our resources optimally in each of our facilities in order to maintain efficient operations as we expand. Ineffective management of our growth could cause manufacturing inefficiencies, increase our operating costs, place significant strain on our management and administrative resources and prevent us from implementing our business plan.

For example, we have invested or plan to invest approximately $15-$20 million in new capital expenditures in 2010 related to the expected growth of selective parts of each of BioMedical, E&C and D&S segments. If we fail to implement these projects in a timely and effective manner, we may lose the opportunity to obtain some customer orders. Even if we effectively implement these projects, the orders needed to support the capital expenditure may not be obtained, may be delayed, or may be less than expected, which may result in sales or profitability at lower levels than anticipated. For example, while we invested significantly in the expansion of our E&C segment in recent years, we experienced delay in some of the orders initially anticipated to support the cold box portion of that expansion, which resulted in the underutilization of some of our capacity. In addition, potential cost overruns, delays or unanticipated problems in any capital expansion could make the expansion more costly than originally predicted or cause us to miss windows of opportunity.

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

Potential acquisition opportunities become available to us from time to time, and we engage periodically in discussions or negotiations relating to potential acquisitions, including acquisitions that may be material in size or scope to our business. Any acquisition may or may not occur and, if an acquisition does occur, it may not be successful in enhancing our business for one or more of the following reasons:

•	Any business acquired may not be integrated successfully and may not prove profitable;

•	The price we pay for any business acquired may overstate the value of that business or otherwise be too high;

•	Liabilities we take on through the acquisition may prove to be higher than we expected;

•	We may fail to achieve acquisition synergies; or

•	The focus on the integration of operations of acquired entities may divert management’s attention from the day-to-day operation of our businesses.

Inherent in any future acquisition is the risk of transitioning company cultures and facilities. The failure to efficiently and effectively achieve such transitions could increase our costs and decrease our profitability.

Difficulties in implementing a new Enterprise Resource Planning system could disrupt our business.

We have begun implementing a new Enterprise Resource Planning, or “ERP,” system worldwide. Primarily as a result of the complexities and business process changes associated with this implementation, there can be no assurance that we will not experience disruptions or inefficiencies in our business operations as a result of this new system implementation, the final phases of which are to be completed in 2011.

If we lose our senior management or other key employees, our business may be adversely affected.

Our ability to successfully operate and grow our business and implement our strategies is largely dependent on the efforts, abilities and services of our senior management and other key employees. Our future success will also depend on, among other factors, our ability to attract and retain qualified personnel, such as engineers and other skilled labor, either through direct hiring or the acquisition of other businesses employing such professionals. Our products, many of which are highly engineered, represent specialized applications of cryogenic or low temperature technologies and know-how, and many of the markets we serve represent niche markets for these specialized applications. Accordingly, we rely heavily on engineers, salespersons, business unit leaders, senior management and other key employees who have experience in these specialized applications and are knowledgeable about these niche markets, our products, and our company. Additionally, we may modify our management structure from time to time, as we did in 2007 and 2009 in our E&C segment, or substantially reduce our overall workforce as we did in 2009, which may create marketing, operational and other business risks. The loss of the services of these senior managers or other key employees, any modification of our management structure or the failure to attract or retain other qualified personnel could reduce the competitiveness of our business or otherwise impair our business prospects.

Fluctuations in the prices and availability of raw materials could negatively impact our financial results.

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

The commodity metals we use, including aluminum and stainless steel, have experienced significant fluctuations in price in recent years. Prices rose quickly in the period prior to the present global economic downturn, and many prices have subsequently declined since the onset of the economic downturn. On average, over half of our cost of sales has historically been represented by the cost of commodities metals. We have generally been able to recover the cost increases through price increases to our customers; however, during periods of rising prices of raw materials, we may be unable to pass increases on to our customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in raw material prices could result in lower revenues and profitability.

Our exposure to fixed-price contracts, including exposure to fixed pricing on long-term customer contracts, could negatively impact our financial results.

A substantial portion of our sales has historically been derived from fixed-price contracts for large system projects, which may involve long-term fixed price commitments to customers. We have experienced difficulties in executing contracts of this kind. In the past, for example, we executed two large projects each involving over $30 million of revenue on which our margins deteriorated significantly. On one of these projects, we experienced significant cost overruns that resulted in significant project losses. The other project was disrupted by a storm and related damage, and the customer made the decision to repair the damage through costly purchases of new replacement materials and required us to share responsibility for these and other repairs. Our recent staff reduction initiatives increase the risk that our future execution on fixed-priced contracts could result in future difficulties.

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

Due to the high pressures and low temperatures at which many of our products are used, the inherent risks associated with concentrated industrial and hydrocarbon gases, and the fact that some of our products are relied upon by our customers or end users in their facilities or operations, or are manufactured for relatively broad industrial, transportation or consumer use, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in death, bodily injury, property damage or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We are subject to claims from time to time, some of which are substantial but none of which historically have had a material adverse effect on our financial condition or results of operations, and we may be subject to claims in the future. Although we currently maintain product liability coverage, which we believe is adequate for the continued operation of our business, such insurance may become difficult to obtain or be unobtainable in the future on terms acceptable to us, it may not cover certain specialized applications, such as aerospace-related applications, and it generally does not cover warranty claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage or a significant warranty claim or series of claims against us could materially decrease our liquidity, impair our financial condition and adversely affect our results of operations.

Some of our products are subject to regulation by the U.S. Food and Drug Administration and other governmental authorities.

Some of our products are subject to regulation by the U.S. Food and Drug Administration and other national, supranational, federal and state governmental authorities. It can be costly and time consuming to obtain regulatory approvals to market a medical device, such as those sold by our BioMedical segment. Approvals might not be granted for new devices on a timely basis, if at all. Regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. Our failure to maintain approvals or obtain approval for new products could adversely affect our business, results of operations, financial condition and cash flows.

In addition, we are subject to regulations covering manufacturing practices, product labeling and advertising and adverse-event reporting that apply after we have obtained approval to sell a product. Many of our facilities and procedures and those of our suppliers are subject to ongoing oversight, including periodic inspection by governmental authorities. Compliance with production, safety, quality control and quality assurance regulations is costly and time-consuming, and while we seek to be in full compliance, noncompliance could arise from time to time.

We carry significant goodwill and indefinite-lived intangible assets on our balance sheet, which are subject to impairment testing and could subject us to significant charges to earnings in the future if impairment occurs.

As of December 31, 2009, we had goodwill and indefinite-lived intangible assets of $299.1 million, which represented approximately 32.3% of our total assets. The value of these assets may increase in the future if we complete acquisitions as part of our overall business strategy. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually on October 1st or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Our stock price historically has fluctuated significantly in response to market and other factors. For example, it declined significantly from mid-2008 until early 2009. Declines in our stock price in the future could increase the risk of goodwill impairment if the price of our stock does not recover. To test for impairment, a model to estimate the fair market value of our reporting segments has been developed. This fair market value model incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates and our judgment regarding the applicable discount rates to use to discount those estimated operating results and cash flows. If an impairment is determined to exist, it may result in a significant non-recurring non-cash charge to earnings and lower shareholders’ equity.

We may be required to make material expenditures in order to comply with environmental, health and safety laws and climate change regulations, or incur additional liabilities under these laws and regulations.

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

We are currently remediating or developing work plans for remediation of environmental conditions involving certain current or former facilities. For example, the discovery of contamination arising from historical industrial operations at our Clarksville, Arkansas property has exposed us, and in the future may continue to expose us, to remediation obligations. We have also been subject to environmental liabilities for other sites where we formerly operated or at locations where we or our predecessors did or are alleged to have operated. To date, our environmental remediation expenditures and costs for otherwise complying with environmental laws and regulations have not been material, but the uncertainties associated with the investigation and remediation of contamination and the fact that such laws or regulations change frequently makes predicting the cost or impact of such laws and regulations on our future operations uncertain. Stricter environmental, safety and health laws, regulations or enforcement policies could result in substantial costs and liabilities to us and could subject us to more rigorous scrutiny. Consequently, compliance with these laws could result in significant expenditures as well as other costs and liabilities that could decrease our liquidity and profitability and increase our liabilities.

There is a growing political and scientific belief that emissions of greenhouse gases (“GHG”) alter the composition of the global atmosphere in ways that are affecting the global climate. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. There is growing consensus that some form of U.S. regulation will be forthcoming at the federal level with respect to GHG emissions. Such regulation could result in regulatory or product standard requirements for the Company’s global businesses but because any impact is dependent on the design of the mandate or standard, the Company is unable to predict its significance at this time.

Furthermore, the potential physical impacts of theorized climate change on the Company’s customers, and therefore on the Company’s operations, are speculative and highly uncertain, and would be particular to the circumstances developing in various geographical regions. These may include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These potential physical effects may adversely impact the cost, production, sales and financial performance of the Company’s operations.

Increases in labor costs, potential labor disputes and work stoppages at our facilities could materially decrease our revenues and profitability.

Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of January 31, 2010, we had 2,517 employees, including 1,013 salaried, 208 bargaining unit hourly and 1,296 non-bargaining unit hourly employees. Employees represented by a union are subject to one collective bargaining agreement in the United States that expires in February 2013. We have experienced one work stoppage in the recent past. Although we recently entered into a new labor agreement with our unionized employees at this facility, if we are unable to enter into new, satisfactory labor agreements with our unionized employees when necessary in the future or other labor controversies or union organizing efforts arise, we could experience a significant disruption to our operations, lose business or experience an increase in our operating expenses, which could reduce our profit margins.

Increased U.S. federal regulation or significant modifications to existing labor regulations, could potentially increase our labor costs. For example, in 2007, the Employee Free Choice Act of 2007: H.R. 800 (“EFCA”) was passed in the U.S. House of Representatives. The EFCA would amend the National Labor Relations Act, among other ways, by making it easier for unions to organize and by increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act. This bill or a variation of it could be enacted in the future. Having a larger percentage of our workforce unionized could cause an increase in our operating expenses and have an adverse impact on our business.

Additional liabilities related to taxes, including any new taxes imposed on us as a result of any health care reform legislation, could adversely impact our financial results, financial condition and cash flow.

We are subject to tax and related obligations in the jurisdictions in which we operate or do business, including state, local, federal and foreign taxes. The taxing rules of the various jurisdictions in which we operate or do business often are complex and subject to varying interpretations. Tax authorities may challenge tax positions that we take or historically have taken, and may assess taxes where we have not made tax filings or may audit the tax filings we have made and assess additional taxes, as they have done from time to time in the past. Some of these assessments may be substantial, and also may involve the imposition of substantial penalties and interest. In addition, governments could impose new taxes on us in the future. For example, recent health care reform proposals in the United States have included proposed new taxes on manufacturers of medical device such as the respiratory therapy equipment manufactured by our BioMedical segment. The payment of substantial additional taxes, penalties or interest resulting from tax assessments, or the imposition of any new taxes, could materially and adversely impact our results of operations, financial condition and cash flow.

Our pension plan is currently underfunded.

Certain U.S. hourly and salaried employees are covered by our defined benefit pension plan. The plan has been frozen since February 2006. As of December 31, 2009, the projected benefit obligation under our pension plan was approximately $41.6 million and the value of the assets of the plan was approximately $31.0 million, resulting in our pension plan being underfunded by approximately $10.6 million. As of December 31, 2008, our pension obligations were underfunded by approximately $15.2 million. We attribute the decrease in the amount of underfunding since December 31, 2008 to higher returns earned on our pension investments in 2009. We are also a participant in a multiemployer plan which is underfunded. If the performance of the assets in our pension plan or the multiemployer plan do not meet expectations or if other actuarial assumptions are modified, our required pension contributions for future years could be higher than we expect, which may negatively impact our results of operations, cash flows and financial condition.

If we are unable to continue our technological innovation and successful introduction of new commercial products, our profitability could be adversely affected.

The industries we serve, including the energy, industrial gas and biomedical industries, experience ongoing technological change and product improvement. Manufacturers periodically introduce new generations of products or require new technological capacity to develop customized products or respond to industry developments or needs. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in our markets, as well as our ability to acquire new product technologies or fund and successfully develop, manufacture and market products in this constantly changing environment. We must continue to identify, develop, manufacture and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and competitive position. We may not be successful in acquiring and developing new products or technologies and any of our new products may not be accepted by our customers. If we fail to keep pace with evolving technological innovations in the markets we serve, our profitability may decrease.

Failure to protect our intellectual property and know-how could reduce or eliminate any competitive advantage and reduce our sales and profitability, and the cost of protecting our intellectual property may be significant.

We rely on a combination of internal procedures, nondisclosure agreements, intellectual property rights assignment agreements, as well as licenses, patents, trademarks and copyright law to protect our intellectual property and know-how. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. For example, we frequently explore and evaluate potential relationships and projects with other parties, which often requires that we provide the potential partner with confidential technical information. While confidentiality agreements are typically put in place, there is a risk the potential partner could violate the confidentiality agreement and use our technical information for its own benefit or the benefit of others or compromise the confidentiality. In addition, the laws of certain foreign countries in which our products may be sold or manufactured do not protect our intellectual property rights to the same extent as the laws of the United States. For example, we are increasing our manufacturing capabilities and sales in China, where laws may not protect our intellectual property rights to the same extent as in the United States. Failure or inability to protect our proprietary information could result in a decrease in our sales or profitability.

We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. A failure to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property may require expensive investment in protracted litigation and the investment of substantial management time and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. The patents in our patent portfolio are scheduled to expire between 2010 and 2029.

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

Although it is our intention to avoid infringing or otherwise violating the intellectual property rights of others, third parties may nevertheless claim (and in the past have claimed) that our processes and products infringe their intellectual property and other rights. For example, a third party claimed in the past that we may infringe certain patents related to cryogenic pipe technology and may have breached an undertaking relating to same, although we believe that these claims are without merit. In addition, our BioMedical business manufactures products for relatively broad consumer use, is actively marketing these products in multiple jurisdictions internationally and risks infringing technologies that may be protected in one or more of these international jurisdictions as the scope of our international marketing efforts expands. Our strategies of capitalizing on growing international demand as well as developing new innovative products across multiple business lines present similar infringement claim risks both internationally and in the United States as we expand the scope of our product offerings and markets. We compete with other companies for contracts in some small or specialized industries, which increases the risk that the other companies will develop overlapping technologies leading to an increased possibility that infringement claims will arise. Whether or not these claims have merit, we may be subject to costly and time-consuming legal proceedings, and this could divert our management’s attention from operating our businesses. In order to resolve such proceedings, we may need to obtain licenses from these third parties or substantially re-engineer or rename our products in order to avoid infringement. In addition, we might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer or rename our products successfully.

Our operations could be impacted by the effects of hurricanes or other severe weather, which could be more severe than the damage and impact that our Louisiana operations encountered from hurricanes in 2005 and 2008.

Some of our operations, including our operations in New Iberia, Louisiana and Houston, Texas, are located in geographic regions and physical locations that are susceptible to physical damage and longer-term economic disruption from hurricanes or other severe weather. We also could make significant future capital expenditures in hurricane-susceptible or other severe weather locations from time to time. These weather events can disrupt our operations, result in damage to our properties and negatively affect the local economy in which these facilities operate. In early September 2008, for example, our New Iberia, Louisiana facility was forced to close as a result of heavy rainfall, evacuations, strong winds and power outages resulting from Hurricane Gustav. Two weeks after Hurricane Gustav, winds and flooding from Hurricane Ike damaged our New Iberia, Louisiana, Houston, Texas and The Woodlands, Texas operations and offices, and those facilities were also closed for a period of time. In 2005, our New Iberia operations encountered damage and were disrupted from the storm surge and flooding caused by Hurricane Rita. Future hurricanes or other severe weather may cause production or delivery delays as a result of the physical damage to the facilities, the unavailability of employees and temporary workers, the shortage of or delay in receiving certain raw materials or manufacturing supplies and the diminished availability or delay of transportation for customer shipments, any of which may have an adverse affect on our revenues and profitability. Additionally, the potential physical impact of theorized climate change could include more frequent and intense storms, which would heighten the risk to our operations in areas that are susceptible to hurricanes and other severe weather. Although we maintain insurance subject to certain deductibles, which may cover some of our losses, that insurance may become unavailable or prove to be inadequate.

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

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

We are leveraged and have future debt service obligations. Our financial performance could be affected by our leverage. As of December 31, 2009, our total indebtedness was $243.2 million. In addition, at that date, we had $26.8 million of letters of credit and bank guarantees outstanding and borrowing capacity of approximately $83.2 million under the revolving portion of our senior secured credit facility, after giving effect to the letters of credit and bank guarantees outstanding. $5.0 million of our borrowing capacity may be unavailable to us as a result of the bankruptcy of one of our revolving credit lenders. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments and Related Covenants.” While we had $211.1 million in cash at December 31, 2009, which we believe mitigates the risk related to our leverage, there is no assurance that we will continue to be profitable in the future or that we will not use our available cash in ways other than those that reduce our leverage or mitigate the risk related to our leverage. We may also incur additional indebtedness in the future. Our level of indebtedness could have important negative consequences to us and you, including:

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

Our net cash flow generated from operating activities was $86.9 million, $97.8 million and $82.5 million for the years 2009, 2008 and 2007, respectively. Our cash flow generated from operating activities declined in 2009 from 2008 as we dealt with the fallout from the global economic downturn. Our current level of indebtedness requires that we use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the availability of cash to fund working capital requirements, capital expenditures, research and development or other general corporate or business activities, including future acquisitions.

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

We may be able to incur substantial additional indebtedness in the future. The terms of our debt instruments do not fully prohibit us from doing so. The revolving credit portion of our senior secured credit facility provides commitments of up to $115.0 million, approximately $83.2 million of which would have been available for future borrowings (after giving effect to letters of credit and bank guarantees outstanding) as of December 31, 2009. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments and Related Covenants.” We may also further increase the size of our senior secured credit facility or refinance with higher borrowing limits. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

The senior secured credit facility and the indenture governing our senior subordinated notes impose, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of our subsidiaries to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends and make other distributions in respect of our capital stock;

•	redeem or buy back our capital stock;

•	make certain investments or certain other restricted payments;

•	sell certain kinds of assets;

•	enter into certain types of transactions with affiliates; and

•	affect mergers or consolidations.

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

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our senior secured credit facility and/or the indenture governing our senior subordinated notes. If an event of default occurs under our senior secured credit facility, which includes an event of default under the indenture governing our senior subordinated notes, the lenders could elect to:

•	declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

•	require us to apply all of our available cash to repay the borrowings; or

•	prevent us from making debt service payments on the senior subordinated notes;

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

We may be required to amend or refinance our revolving credit commitments during 2010, and our ability and the cost to do so are subject to our financial performance and condition and debt market conditions.

The $115.0 million revolving credit facility portion of our senior secured credit facility expires on October 17, 2010. While we had adequate cash at December 31, 2009 so as not to require borrowing on the revolving credit facility, we had $26.8 million of letters of credit and bank guarantees outstanding supported by the revolving credit facility. We expect that we will continue to utilize our revolving credit facility for the issuance of letters of credit and bank guarantees, and may borrow as needed from time to time, in the future in the ordinary course of business. Our business, including our ability to provide the assurances required on some projects by customers or vendors, would be harmed if we could not obtain letters of credit, bank guarantees or revolving credit. Accordingly, we may need to amend or refinance our revolving credit commitments and the related senior secured credit facility before the revolving credit facility portion expires in 2010. Our cost to obtain an amendment or refinancing, the covenants and conditions that would apply, and other terms will depend on our financial performance, our financial condition and debt market conditions. A deterioration in our financial performance or condition, or in debt market conditions and debt availability, could increase our costs of maintaining revolving credit or other borrowings or make revolving or other credit unavailable to us or available to us only on terms less favorable than our present terms. If this happened, it would have a negative impact on our results of operations, cash flow and financial condition.

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

Generally, the ability of a subsidiary to make cash available to its parent is affected by its own operating results and is subject to applicable laws and contractual restrictions contained in its debt instruments and other agreements. Moreover, there may be restrictions on payments by our subsidiaries to us under applicable laws, including laws that require companies to maintain minimum amounts of capital, to make payments to shareholders only from profits and restrictions on our ability to repatriate dividends from our foreign subsidiaries. As a result, although our subsidiaries may have cash, we may be unable to obtain that cash to satisfy our obligations and make payments to our stockholders, if any.

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

Our common stock has at times experienced substantial price volatility as a result of many factors, including the general volatility of stock market prices and volumes, changes in securities analysts’ estimates of our financial performance, variations between our actual and anticipated financial results, fluctuations in order or backlog levels, changes in accounting policies or procedures as have been required by the Financial Accounting Standards Board or other regulatory agencies, or uncertainty about current global economic conditions. For these reasons, among others, the price of our stock may continue to fluctuate.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

We occupy 24 principal facilities totaling approximately 2.4 million square feet, with the majority devoted to manufacturing, assembly and storage. Of these manufacturing facilities, approximately 1.7 million square feet are owned and 0.7 million square feet are occupied under operating leases. We lease approximately 15,200 square feet for our corporate office in Garfield Heights, Ohio. Our major owned facilities in the United States are subject to mortgages securing our senior secured credit facility.

The following table sets forth certain information about significant facilities occupied by us as of January 31, 2010:

Location	Segment	Square Feet	Ownership	Use
La Crosse, Wisconsin	Energy & Chemicals	149,000	Owned	Manufacturing/Office
New Iberia, Louisiana	Energy & Chemicals	62,400	Leased	Manufacturing
The Woodlands, Texas	Energy & Chemicals	29,000	Leased	Office
Tulsa, Oklahoma	Energy & Chemicals	58,500	Owned	Manufacturing/Office
Tulsa, Oklahoma	Energy & Chemicals	140,000	Leased	Manufacturing/Office
Tulsa, Oklahoma	Energy & Chemicals	68,000	Leased	Manufacturing/Office
Wolverhampton, United Kingdom	Energy & Chemicals	1,600	Leased	Office
Changzhou, China	Distribution & Storage/Energy & Chemicals	260,000	Owned	Manufacturing/Office
Decin, Czech Republic	Distribution & Storage	638,000	Owned	Manufacturing/Office
Houston, Texas	Distribution & Storage	22,000	Owned	Service
Solingen, Germany	Distribution & Storage	13,400	Leased	Manufacturing/Office/Service/Warehouse
Plaistow, New Hampshire	Distribution & Storage	2,600	Leased	Office
Canton, Georgia	Distribution & Storage/BioMedical	154,000	Owned	Manufacturing/Office
Canton, Georgia	Distribution & Storage/BioMedical	20,800	Leased	Office
Jasper, Georgia	Distribution & Storage/BioMedical	32,500	Leased	Warehouse/Service
New Prague, Minnesota	Distribution & Storage/BioMedical	237,000	Owned	Manufacturing/Service
New Prague, Minnesota	Distribution & Storage	31,000	Leased	Office
Chengdu, China	BioMedical	176,000	Owned	Office/Manufacturing
Bracknell, United Kingdom	BioMedical	22,600	Leased	Office/Warehouse/Service
Lidcombe, Australia	BioMedical	2,400	Leased	Office/Warehouse
Plainfield, Indiana	BioMedical	141,000	Leased	Office/Manufacturing
Padova, Italy	BioMedical	11,800	Leased	Service
Wuppertal, Germany	BioMedical	104,900	Leased	Office/Warehouse/Service
Garfield Heights, Ohio	Corporate	15,200	Leased	Office
Denver, Colorado	Discontinued operation	109,000	Owned	Held for Sale
Clarksville, Arkansas(1)	Discontinued operation	110,000	Owned	Manufacturing/Office

(1)	This facility is leased from us, with a purchase option, by the company that owns certain assets of the former Greenville Tube LLC business.

Regulatory Environment

We are subject to federal, state and local regulations relating to the discharge of materials into the environment, production and handling of our hazardous and regulated materials and our products and the conduct and condition of our production facilities. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings or competitive position. We are not anticipating any material capital expenditures in 2010 that are directly related to regulatory compliance matters. We are also not aware of any pending or potential regulatory changes that would have a material adverse impact on our business.

Item 3.	Legal Proceedings.

We are occasionally subject to various legal actions related to performance under contracts, product liability, environmental liability, taxes, employment and other matters, several of which actions claim substantial damages, in the ordinary course of its business. Based on the Company’s historical experience in litigating these claims, as well as the Company’s current assessment of the underlying merits of the claims and applicable insurance, if any, we currently believe the resolution of these legal claims will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect. See Item 1A. “Risk Factors.”

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 4A.	Executive Officers of the Registrant*.

The name, age and positions of each Executive Officer of the Company as of February 1, 2010 are as follows:

Name	Age	Position
Samuel F. Thomas	58	Chairman, Chief Executive Officer and President
Michael F. Biehl	54	Executive Vice President and Chief Financial Officer
Matthew J. Klaben	40	Vice President, General Counsel and Secretary
James H. Hoppel, Jr.	45	Vice President–Corporate Development and Treasurer
Kenneth J. Webster	47	Chief Accounting Officer and Controller

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Samuel F. Thomas was elected as Chairman of our Board of Directors in March 2007 and has served as our Chief Executive Officer and President and as a member of our Board of Directors since October 2003. Prior to joining our company, Mr. Thomas was Executive Vice President of Global Consumables at ESAB Holdings Ltd., a provider of welding consumables and equipment. In addition to his most recent position at ESAB, Mr. Thomas was responsible for ESAB North America during his employment at ESAB Holdings Ltd. Prior to joining ESAB in February 1999, Mr. Thomas was Vice President of Friction Products for Federal Mogul, Inc. Prior to its acquisition by Federal Mogul in 1998, Mr. Thomas was employed by T&N plc from 1976 to 1998, where he served from 1991 as chief executive of several global operating divisions, including industrial sealing, camshafts and friction products.

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

	High and Low Sales Price
	2009		2008
	High	Low	High	Low
First quarter	$12.09	$5.17	$37.97	$21.84
Second quarter	24.62	7.39	49.79	31.39
Third quarter	22.75	15.36	55.73	24.12
Fourth quarter	23.92	15.60	28.81	6.42
Year	$24.62	$5.17	$55.73	$6.42

As of February 1, 2010, there were 16 holders of record of our common stock. Since many holders hold shares in “street name,” we believe that there are a significantly larger number of beneficial owners of our common stock than the number of record holders.

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

Cumulative Total Return Comparison

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of Chart Industries with the cumulative return of a hypothetical investment in each of the S&P SmallCap 600 Index and Peer Group Index comprised of eight oil field equipment/service and industrial companies based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on July 31, 2006, including reinvestment of dividends. Trading in Chart common stock commenced July 26, 2006, following a public offering.

	7/31/2006	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Chart Industries, Inc.	$100.00	$105.26	$200.65	$69.03	$107.27
S&P SmallCap 600 Index	100.00	110.70	110.37	76.08	95.53
Peer Group Index	100.00	99.95	180.42	75.71	143.30

The Company selects the peer companies that comprise the Peer Group Index solely on the basis of objective criteria. These criteria result in an index composed of eight oil field equipment/service and comparable industrial companies. The Peer Group members are Dresser-Rand Group Inc., Idex Corp., FMC Technologies Inc., Pentair Inc., Cameron International Corp., Dril-Quip Inc., National Oilwell Varco Co., and Gardner Denver Inc. Originally, Grant-Prideco Inc. was included in the peer group, however, it was acquired by National Oilwell Varco Co. in 2008 and therefore has been eliminated from the Peer Group.

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

The following table sets forth the selected historical consolidated financial information as of the dates and for each of the periods indicated. The Predecessor Company selected historical consolidated financial data for the period from January 1, 2005 to October 16, 2005 is derived from audited financial statements for such period, which has been audited by Ernst & Young LLP, and which is not included in this Annual Report on Form 10-K. The Company selected historical consolidated financial data as of December 31, 2005 and 2006 and for the period October 17, 2005 to December 31, 2005 and the year ended December 31, 2006 are derived from our audited financial statements for such period, which have been audited by Ernst & Young LLP, and which are not included in this Annual Report on Form 10-K. The Company selected historical financial consolidated data as of and for the years ended December 31, 2007, 2008 and 2009 are derived from our audited financial statements for such periods incorporated by reference into Item 8 of this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP.

You should read the following table together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.

	Predecessor Company	Company
	January 1, 2005 to October 16, 2005	October 17, 2005 to December 31, 2005	Year Ended December 31,
			2006	2007	2008	2009
Statement of Operations Data:
Sales	$305,497	$97,652	$537,454	$666,395	$744,363	$591,516
Cost of sales(1)	217,284	75,733	382,535	476,854	504,975	389,635

Gross profit	88,213	21,919	154,919	189,541	239,388	201,881
Selling, general and administrative expenses(2)(3)(4)	59,826	16,632	87,652	104,056	106,035	103,132
Restructuring expenses, net	7,528	217	396	304	—	4,415

	67,354	16,849	88,048	104,360	106,035	107,547

Operating income(5)	20,859	5,070	66,871	85,181	133,353	94,334
Interest expense, net	4,164	5,556	26,997	23,820	19,810	17,433
Other expense (income)(6)	659	409	(533)	42	3,948	(7,641)

	4,823	5,965	26,464	23,862	23,758	9,792

Income (loss) before income taxes and noncontrolling interest	16,036	(895)	40,407	61,319	109,595	84,542
Income tax expense (benefit)	7,159	(441)	13,044	17,319	30,489	23,386
Net income (loss)	8,877	(454)	27,363	44,000	79,106	61,156
Noncontrolling interest, net of taxes	19	52	468	(156)	182	145

Net income (loss) attributable to Chart Industries, Inc.	$8,858	$(506)	$26,895	$44,156	$78,924	$61,011

Earnings (loss) per share data(7):
Basic earnings (loss) per share	$1.65	$(0.06)	$1.70	$1.64	$2.78	$2.14
Diluted earnings (loss) per share	$1.57	$(0.06)	$1.65	$1.61	$2.72	$2.11
Weighted average shares — basic	5,366	7,952	15,835	26,872	28,354	28,457
Weighted average shares — diluted	5,649	7,952	16,269	27,493	29,008	28,981
Cash Flow Data:
Cash provided by operating activities	$15,641	$14,635	$36,398	$82,507	$97,812	86,926
Cash used in investing activities	(20,799)	(362,250)	(38,664)	(18,541)	(65,676)	(802)
Cash provided by (used in) financing activities	1,708	348,489	9,235	7,444	(4,061)	776
Other Financial Data:
Depreciation and amortization(8)	$6,808	$4,396	$22,449	$20,352	$23,170	$23,028

	Company
	As of December 31, 2005		As of December 31, 2006		As of December 31, 2007		As of December 31, 2008		As of December 31, 2009
Balance Sheet Data:
Cash, cash equivalents and investments	$11,326		$18,854		$92,869		$154,429		$211,168
Working capital(9)	59,561		73,290		61,484		60,360		59,299
Total assets	635,641	(10)	724,875	(11)	825,754	(12)	909,427	(13)	926,503	(14)
Long-term debt	345,000		290,000		250,000		243,175		243,175
Total debt	347,304		290,750		250,000		243,175		243,175
Shareholders’ equity	116,330		219,734		327,991		403,960		475,561

(1)	Includes a non-cash inventory valuation charge of $8.9 million related to purchase accounting for the period from October 17, 2005 to December 31, 2005. Includes restructuring costs associated with planned workforce reductions and the Denver facility shutdown of $3.6 million for the year ended December 31, 2009.

(2)	Includes amortization expense related to intangible assets for the period from January 1, 2005 to October 16, 2005, the period October 17, 2005 to December 31, 2005, and the years ended December 31, 2006, 2007, 2008 and 2009 of $2.7 million, $3.0 million, $15.4 million, $10.9 million, $11.0 million and $10.7 million, respectively.

(3)	Includes charges (income), net of insurance recoveries, related to Hurricane Rita of $1.1 million, $0.4 million and ($2.3) million for the period January 1, 2005 to October 16, 2005, the period from October 17, 2005 to December 31, 2005 and the year ended December 31, 2006, respectively.

(4)	Includes reversal of contingent liabilities on insolvent former subsidiary of $6.5 million for the year ended December 31, 2008.

(5)	Includes $4.9 million of unusual costs for customer settlements and facility shutdown costs for the year ended December 31, 2008.

(6)	Includes a gain on acquisition of business of $7.0 million associated with the Covidien Acquisition for the year ended December 31, 2009.

(7)	The basic and diluted loss and earnings per share for the period October 17, 2005 to December 31, 2005 are the same because incremental shares issuable upon conversion are anti-dilutive.

(8)	Includes financing costs amortization for the period from October 17, 2005 to December 31, 2005, and the years ended December 31, 2006, 2007, 2008 and 2009 of $0.3 million, $1.5 million, $1.6 million, $1.9 million and $1.6 million, respectively.

(9)	Working capital is defined as current assets excluding cash and short term investments minus current liabilities excluding short-term debt.

(10)	Includes $236.7 million of goodwill and $154.1 million of finite-lived and indefinite-lived intangible assets as of December 31, 2005.

(11)	Includes $247.1 million of goodwill and $146.6 million of finite-lived and indefinite-lived intangible assets as of December 31, 2006.

(12)	Includes $248.5 million of goodwill and $135.7 million of finite-lived and indefinite-lived intangible assets as of December 31, 2007.

(13)	Includes $261.5 million of goodwill and $129.5 million of finite-lived and indefinite-lived intangible assets as of December 31, 2008.

(14)	Includes $264.5 million of goodwill and $123.8 million of finite-lived and indefinite-lived intangible assets as of December 31, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with the “Selected Financial Data” section and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. Actual results may differ materially from those discussed below. See “Forward-Looking Statements” at the end of this discussion and Item 1A. “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Orders for the year ended December 31, 2009 were $377.4 million compared to $682.6 million for the year ended December 31, 2008, representing a decrease of $305.2 million, or 44.7%. Our end markets were adversely impacted by the global economic crisis including depressed energy prices and weakened credit markets. This impacted orders, particularly in our D&S and E&C segments. Backlog as of December 31, 2009 was $185.1 million as compared to $398.8 million as of December 31, 2008, representing a decrease of $213.7 million, or 53.6%. Backlog decreased from 2008 levels largely due to a reduction in orders in our E&C and D&S segments during 2009 and the completion of several large projects in E&C during 2009. Although overall orders remain relatively weak, order intake began to improve somewhat during the third quarter of 2009 leading to the first sequential quarterly order improvement since the second quarter of 2008. This order improvement continued during the fourth quarter of 2009, although in our E&C segment in particular order entry remains weak and potential projects continue to be delayed. Sales, gross profit and operating income for 2009 decreased compared to the year ended December 31, 2008. A substantial portion of this decline was due to lower volume and pricing in our D&S segment. In addition, declining order rates and the completion of several large LNG systems projects in our E&C segment contributed to the decline. Orders in our E&C segment typically fluctuate due to project size and it is not unusual to see order intake vary significantly between periods as a result. Sales for 2009 were $591.5 million compared to sales of $744.3 million for 2008, reflecting a decrease of $152.8 million, or 20.5%. Gross profit for the year ended December 31, 2009 was $201.9 million, or 34.1% of sales, as compared to $239.3 million, or 32.2% of sales, for the year ended December 31, 2008. Operating income for the year ended December 31, 2009 was $94.3 million compared to $133.3 million for the year ended December 31, 2008.

In anticipation of weakening business conditions that began late in the third quarter of 2008, we implemented cost reduction initiatives to align our cost structure with anticipated market conditions. These initiatives included reductions in our workforce and other costs as well as the shutdown of the Denver BioMedical facility as the result of our exit from the Magnetic Resonance Imaging (“MRI”) business. As a result of these initiatives, our total work force, excluding increases due to acquisitions at December 31, 2009 was down 27.5% from levels at December 31, 2008. In addition, restructuring costs of $8.0 million were recorded during 2009 as a result of the actions.

Operating Results

The following table sets forth the percentage relationship that each line item in our consolidated statements of operations represents to sales for the years ended December 31, 2007, 2008 and 2009.

	2007	2008	2009
Sales	100.0%	100.0%	100.0%
Cost of sales	71.6	67.8	65.9
Gross profit	28.4	32.2	34.1
Selling, general and administrative expense(1)(2)	14.0	12.7	16.2
Amortization expense	1.6	1.5	1.8
Loss on sale or disposal of assets	0.1	0.1	0.2
Operating income	12.8	17.9	15.9
Interest expense, net	3.3	2.4	2.7
Financing costs amortization	0.2	0.3	0.3
Other expense (income)(3)	0.1	0.5	(1.3)
Income tax expense	2.6	4.1	3.9
Net income before noncontrolling interest	6.6	10.6	10.3
Noncontrolling interest, net of taxes	—	—	—
Net income attributable to Chart Industries, Inc.	6.6	10.6	10.3

(1)	Includes stock-based compensation expense of $9.0 million, $3.1 million and $3.3 million, representing 1.4%, 0.4% and 0.6% of sales, for the years ended December 31, 2007, 2008 and 2009, respectively.

(2)	Includes reversal of contingent liabilities related to secondary obligations of an insolvent former subsidiary of $6.5 million for the year ended December 31, 2008.

(3)	Includes a gain on acquisition of business of $7.0 million associated with the Covidien Acquisition during the year ended December 31, 2009.

Segment Information

The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our operating segments for the last three years:

	Year Ended December 31,
	2007	2008	2009
Sales
Energy & Chemicals	$253,672	$312,502	$254,920
Distribution and Storage	322,565	335,916	247,044
BioMedical	90,158	95,945	89,552

Total	$666,395	$744,363	$591,516

Gross Profit
Energy & Chemicals	$58,102	$103,085	$94,652
Distribution and Storage	100,673	101,340	74,119
BioMedical	30,766	34,963	33,110

Total	$189,541	$239,388	$201,881

Gross Profit Margin
Energy & Chemicals	22.9%	33.0%	37.1%
Distribution and Storage	31.2%	30.2%	30.0%
BioMedical	34.1%	36.4%	37.0%
Total	28.4%	32.2%	34.1%
Operating Income (Loss)
Energy & Chemicals	$33,821	$70,752	$61,852
Distribution & Storage	66,167	63,770	39,888
BioMedical	17,788	20,742	15,912
Corporate	(32,595)	(21,911)	(23,318)

Total	$85,181	$133,353	$94,334

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Sales

Sales for 2009 were $591.5 million compared to $744.3 million for 2008, reflecting a decrease of $152.8 million, or 20.5%. E&C segment sales were $254.9 million for 2009 compared to $312.5 million for 2008, representing a decrease of $57.6 million, or 18.4%. This decrease in E&C sales for 2009 was primarily due to lower volume in both brazed aluminum heat exchangers and process systems resulting from a decline in large project orders as a result of the global economic crisis. In addition, a number of large LNG system projects were completed and orders cancelled in the brazed aluminum heat exchangers business, which contributed to the decline. These declines were partially offset by increased volume in air cooled heat exchangers as this business has continued to grow with demand from the U.S. domestic natural gas compression segment as well as new applications in the power industry. D&S segment sales were $247.0 million for the year ended December 31, 2009 compared to $335.9 million for 2008, reflecting a decrease of $88.9 million, or 26.5%. Bulk storage sales decreased $38.5 million and package gas systems sales decreased $50.4 million in 2009 compared to 2008 as a result of lower prices and volume as industrial gas customers limited their capital spending as a result of the economic downturn. BioMedical segment sales for the year ended December 31, 2009 were $89.6 million, representing a decrease of $6.3 million, or 6.6%, compared to sales of $95.9 million in 2008. Medical respiratory product sales increased $4.6 million due to increased demand in Europe and the Covidien Acquisition which added $2.9 million in sales since acquisition. Biological storage systems sales decreased $3.3 million primarily due to lower volume in domestic and international markets partially offset by sales of $2.2 million from the acquisition of Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd. (“Golden Phoenix”) in June 2009. MRI and other product sales decreased $7.6 million largely due to the discontinuation of the MRI product line and the shutdown of the Denver, Colorado BioMedical facility, which was completed during the third quarter of 2009.

Gross Profit and Margin

Gross profit for the year ended December 31, 2009 was $201.9 million, or 34.1% of sales compared to $239.3 million, or 32.2% of sales for the year ended December 31, 2008, reflecting a decrease of $37.4 million. E&C segment gross profit decreased $8.4 million while the related margin increased 4.1 percentage points, respectively, in 2009 compared with 2008. The decrease in gross profit was primarily attributable to lower volumes for brazed aluminum heat exchangers and process systems. The declines in volume were partially offset by increased volume and efficiency for air cooled heat exchangers. Process systems margin benefited from improved project execution and project cost performance. D&S segment gross profit decreased $27.2 million in 2009 compared to 2008 while the related margin remained relatively constant. The gross profit decrease is largely attributable to lower sales volume, pricing and restructuring charges of $2.0 million related to workforce reductions, partially offset by lower material costs and other cost reduction initiatives. BioMedical segment gross profit decreased $1.8 million in 2009 compared to 2008 primarily due to lower sales volume for biological storage systems and restructuring charges of $1.5 million related to workforce reductions and closure of the Denver, Colorado facility. BioMedical segment gross profit margin increased in 2009 by 0.6 percentage points compared to 2008. This increase was primarily due to a more favorable mix and lower material costs.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for 2009 were $95.6 million, or 16.2% of sales compared to $100.8 million, or 13.5% of sales for 2008. E&C segment SG&A expenses were $29.1 million, or 11.4% of sales for 2009 versus $27.9 million, or 8.9% of sales for 2008. The increase of $1.2 million is primarily the result of higher bad debt expense. The expense was partially offset by lower sales commissions and variable incentive compensation expense as a result of lower sales volume. D&S segment SG&A expenses in 2009 were $29.2 million, or 11.8% of sales, compared to $32.0 million, or 9.5% of sales, in 2008. This decrease was primarily attributable to lower compensation costs, lower outside marketing and consulting services as well as reduced travel costs, partially offset by restructuring charges of $1.2 million related to workforce reductions. SG&A expenses for the BioMedical segment were $14.0 million, or 15.6% of sales for 2009, representing an increase of $1.5 million as compared to SG&A expenses for 2008 of $12.5 million, or 13.0% of sales. The increase is primarily due to the acquisition of Covidien’s oxygen therapy business at the end of November 2009. Corporate SG&A expenses for 2009 were $23.3 million compared to $28.4 million for 2008. The decrease of $5.1 million was primarily driven by lower compensation, outside consulting services and travel costs as a result of cost reduction initiatives.

Amortization Expense

Amortization expense for 2009 was $10.7 million, or 1.8% of sales, compared to $11.0 million, or 1.5% of sales, for 2008. Amortization expense decreased as a result of certain intangible assets becoming fully amortized during 2009 partially offset by the amortization of intangible assets acquired as part of the Golden Phoenix and Covidien Acquisitions completed in June and November 2009, respectively. For 2009, amortization expense for the E&C, D&S and BioMedical segments was $3.7 million, $5.1 million and $1.9 million, respectively, compared to $3.7 million, $5.6 million and $1.7 million, respectively, for 2008.

Asset Impairment

For the year ended December 31, 2009, the Company recognized asset impairment expense of $1.2 million related to the write down to fair value of the land and buildings in Denver, Colorado and land in Plaistow, New Hampshire, which are assets held for sale at December 31, 2009. The Company also recognized in 2009 a loss on the sale of equipment in conjunction with the closure of the BioMedical facility in Denver. For the year ended December 31, 2008, the Company recognized a $0.7 million loss primarily related to a leased facility that was shut down by the Company’s E&C segment.

Operating Income

As a result of the foregoing, operating income for 2009 was $94.3 million, or 15.9% of sales, representing a decrease of $39.0 million compared to operating income of $133.3 million, or 17.9% of sales for 2008. For 2009, operating income (loss) for the E&C, D&S and BioMedical segments and Corporate were $61.8 million, or 24.2% of sales, $39.9 million, or 16.2% of sales, $15.9 million, or 17.7% of sales, and ($23.3) million, respectively. For 2008, operating income (loss) for the E&C, D&S and BioMedical segments and Corporate were $70.7 million, or 22.6% of sales, $63.8 million, or 19.0% of sales, $20.7 million, or 21.6% of sales, and ($21.9) million, respectively.

Gain on Acquisition of Business

For the year ended December 31, 2009, the Company recognized a $7.0 million gain as a result of the acquisition of Covidien’s oxygen therapy business in November 2009. The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The estimates of fair value exceeded the cash paid and, accordingly, resulted in a gain on acquisition of business.

Interest Expense, Net

For the year ended December 31, 2009, net interest expense was $15.8 million compared to $17.9 million for the year ended December 31, 2008. The decrease of $2.1 million is partially attributable to lower average interest rates on our variable rate senior secured credit facility of 2.4% during 2009 as compared to 5.4% during 2008. Also contributing to the decrease in net interest expense was lower debt outstanding as a result of the repurchase of $6.8 million in outstanding senior subordinated notes during the third quarter of 2008. Further information regarding the Company’s debt is located in Note C to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Other Expense and Income

For the years ended December 31, 2009 and 2008, amortization of deferred financing costs was $1.6 million and $1.9 million, respectively. The decrease in amortization expense was attributable to the $0.2 million write off of deferred loan costs in conjunction with the purchase of $6.8 million of our senior subordinated notes during 2008. For the years ended December 31, 2009 and 2008, foreign currency gains of $0.7 million and losses of $3.9 million, respectively, were recognized by the Company. The gains during 2009 were the result of less volatility in foreign exchange rates which affected the marked to market gains and losses on foreign currency forward contracts, specifically in our Czech Republic subsidiary. Most of the 2008 currency loss occurred during the fourth quarter due to significant currency volatility that largely impacted our euro denominated transactions, cash balances and marked-to-market forward currency contracts.

Income Tax Expense

Income tax expense for 2009 was $23.4 million and the effective tax rate was 27.7% compared to income tax expense for 2008 of $30.5 million and an effective tax rate of 27.8%. The decrease in the effective tax rate in 2009 was primarily attributable to a permanent tax difference on the gain on acquisition of business related to the acquisition of Covidien’s oxygen therapy business.

Net Income

As a result of the foregoing, net income for the year ended December 31, 2009 was $61.0 million compared to net income of $78.9 million for the year ended December 31, 2008, representing a decrease of 22.7%.

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

Gross Profit and Margin

Gross profit for the year ended December 31, 2008 was $239.3 million, or 32.2% of sales compared to $189.5 million, or 28.4% of sales for the year ended December 31, 2007, reflecting an increase of $49.8 million. E&C segment gross profit increased $45.0 million and the related margin increased 10.1 percentage points, respectively, in 2008 compared with 2007. The increase in gross profit was attributable to increased throughput for brazed aluminum heat exchangers and increased volume and efficiency for air cooled heat exchangers. Process systems margin benefited from improved project mix and project execution. In addition, a number of performance incentives and change orders were earned as a result of improved project execution enhancing margins in process systems. These improvements were partially offset by customer settlements related to projects substantially completed in prior periods. These customer settlements included disputed costs for an installation project completed during 2007 and repair costs on another project that was shipped in 2006 and 2007. D&S segment gross profit increased $0.6 million in 2008 compared to 2007 while the related margin decreased 1.0 percentage points. The decrease in margin is largely attributable to lower sales volume for bulk storage systems. BioMedical segment gross profit increased $4.2 million in 2008 compared to 2007 primarily due to higher prices across all product lines, higher volume in biological storage systems and favorable currency impact from euro denominated sales. BioMedical segment gross profit margin increased in 2008 by 2.3 percentage points compared to 2007 primarily due to improved product mix in biological storage systems.

SG&A Expenses

SG&A expenses for 2008 were $100.8 million, or 13.5% of sales compared to $92.6 million, or 13.9% of sales for 2007. E&C segment SG&A expenses were $27.9 million, or 8.9% of sales for 2008 versus $19.8 million, or 7.8% of sales, for 2007. The increase of $8.1 million reflected higher employee-related expenses including variable incentive compensation due to improved operating performance as well as marketing and sales costs to support business growth. D&S segment SG&A expenses in 2008 were $32.0 million, or 9.5% of sales compared to $29.0 million, or 9.0% of sales, in 2007. This increase was primarily due to higher employee-related expenses to support business growth and the acquisition of Flow in April 2008. BioMedical segment SG&A expenses were $12.5 million, or 13.0% of sales for 2008, representing an increase of $1.3 million for employee related expenses as compared to SG&A expenses for 2007 of $11.2 million, or 12.4% of sales. Corporate SG&A expenses for 2008 were $28.4 million compared to $32.6 million for 2007. The decrease of $4.2 million was primarily driven by the inclusion in 2007 of $7.9 million of stock-based compensation expense related mostly to the vesting of performance-based options in conjunction with the secondary stock offering completed in June 2007 and other expenses. The stock-based compensation expense decrease was partially offset by increased employee-related, infrastructure and acquisition costs to support our overall business growth strategy.

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

Loss on Disposal of Assets, Net

For the year ended December 31, 2008, the Company recognized a $0.7 million loss primarily related to a leased facility that has since been shut down by the Company’s E&C segment. The Company also recognized a $0.5 million loss for the year ended December 31, 2007 related to a leased facility that was vacated by the E&C segment during 2007.

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

Income Tax Expense

Income tax expense for 2008 was $30.5 million and the effective tax rate was 27.8% compared to income tax expense for 2007 of $17.3 million and an effective tax rate of 28.2%. The decrease in the effective tax rate in 2008 was primarily attributable to the reversal of the contingent liabilities related to an insolvent former subsidiary partially offset by an increase in the mix of U.S. earnings, which are taxed at a higher rate than foreign earnings.

Net Income

As a result of the foregoing, net income for the year ended December 31, 2008 was $78.9 million compared to net income of $44.2 million for the year ended December 31, 2007, representing an increase of 78.5%.

Orders and Backlog

We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or penalties. Our backlog as of December 31, 2009, 2008 and 2007 was $185.1 million, $398.8 million and $475.3 million, respectively.

The table below sets forth orders and backlog by segment for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Orders
Energy & Chemicals	$75,788	$220,833	$408,020
Distribution & Storage	208,851	367,556	324,698
BioMedical	92,746	94,214	94,045

Total	$377,385	$682,603	$826,763

Backlog
Energy & Chemicals	$87,816	$265,900	$358,784
Distribution & Storage	87,727	125,929	107,011
BioMedical	9,518	7,013	9,483

Total	$185,061	$398,842	$475,278

Orders for 2009 were $377.4 million compared to $682.6 million for 2008, representing a decrease of $305.2 million, or 44.7%. E&C segment orders were $75.8 million in 2009, a decrease of $145.0 million compared to 2008. Orders in the E&C segment experienced a significant decline as a result of the global economic crisis and depressed energy prices with order cancellations occurring and potential new project timing delayed due to the lack of project financing. In addition, E&C orders fluctuate due to project size and it is not unusual to see order intake vary significantly between quarters and years as a result. D&S segment orders for 2009 were $208.9 million compared to $367.5 million for 2008, a decline of $158.6 million, or 43.2%. D&S order entry was also significantly impacted by the global economic downturn with declines in all product lines. Our industrial gas customers, particularly in North America and Western Europe, restricted their purchases as they were impacted by de-installation rates with their customers due to facility shutdowns and low industrial production activity. Bulk storage system and packaged gas system orders for the year were $115.0 million and $89.0 million, respectively, representing a decline of 48.9% in bulk storage systems and 34.7% in packaged gas system orders. Orders for the BioMedical segment for 2009 were $92.7 million compared to orders of $94.2 million for the year ended December 31, 2008. Orders have remained relatively constant throughout the global economic downturn in the BioMedical segment. In addition, the acquisition of Covidien’s oxygen therapy business in November 2009 and Golden Phoenix added $6.5 million in orders during 2009. Orders for medical respiratory products were $44.8 million and orders for biological storage systems were $43.8 million for the year ended December 31, 2009.

Orders for 2008 were $682.6 million compared to $826.8 million for 2007, representing a decrease of $144.2 million, or 17.4%. E&C segment orders were $220.8 million in 2008, a decrease of $187.2 million compared to 2007. E&C orders fluctuate due to project size and it is not unusual to see order intake vary significantly between quarters and years as a result. For example, during 2007 E&C was awarded a significant order in excess of $130 million from EWC for four LNG liquefaction trains. In addition, the E&C segment experienced a decline in order levels during the fourth quarter as a result of the global economic downturn and some order cancellations occurred and potential new project timing was delayed due to lack of project financing. D&S segment orders for 2008 were $367.5 million compared to $324.7 million for 2007, an increase of $42.8 million, or 13.2%. Bulk storage system and packaged gas system orders for the year were $225.1 million and $136.2 million, respectively, representing increases in both product lines. The acquisition of Flow in April 2008 also contributed to the increase in orders. Although orders on a year over year basis did increase, D&S also experienced weak order intake during the fourth quarter of 2008 as a result of the global economic downturn. Orders for the BioMedical segment for 2008 were $94.2 million compared to orders of $94.1 million for the year ended December 31, 2007. Orders for medical respiratory products, biological storage systems, and MRI components and other liquid oxygen products were $37.1 million, $48.1 million and $9.0 million, respectively. The medical respiratory products and biological systems orders were driven by continued penetration and growth in international markets.

Liquidity and Capital Resources

The Company has a $240.0 million senior secured credit facility consisting of a $180.0 million term loan facility and a $115.0 million revolving credit facility, of which the entire $115.0 million may be used for letters of credit and bank guarantees and $55.0 million may be used for letters of credit extending more than one year from their date of issuance. The term loan facility matures on October 17, 2012 and the revolving credit facility matures on October 17, 2010. The Company plans on taking advantage of the current favorable credit market conditions to refinance its senior secured credit facility prior to the maturity of its existing revolving credit facility. This will ensure that the Company continues to have uninterrupted access to revolving credit to meet working capital and strategic needs, including letters of credit related to our execution on new and existing major projects.

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

Debt Instruments and Related Covenants

As of December 31, 2009, the Company had $80.0 million outstanding under the term loan portion of its senior secured credit facility (the “Senior Credit Facility”), $163.2 million outstanding under its senior subordinated notes (the “Subordinated Notes”) and $26.8 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility (“Revolver”). The Company is in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. Availability on the revolving portion of the Senior Credit Facility was $83.2 million at December 31, 2009.

During the twelve months ended December 31, 2008, the Company retired $6.8 million of its Subordinated Notes in open market purchases.

On October 5, 2008, Lehman Commercial Paper Inc (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc. and a lender under the Revolver, filed for bankruptcy protection in Chapter 11 of the United States Bankruptcy Code. LCPI provides $5.0 million in commitments, or approximately 4.3% of total commitments, on the Revolver. A representative of LCPI has orally disclosed to the Company that it will not honor its obligation under the Senior Credit Facility. Accordingly, the total borrowing capacity under the Revolver is effectively limited to $110.0 million. The loss of the $5.0 million in effective capacity does not have a material effect on meeting the liquidity and capital resources need of the Company.

Chart Ferox, a.s., or Ferox, our wholly-owned subsidiary that operates in the Czech Republic, maintains secured revolving credit facilities with borrowing capacity including overdraft protection, of up to 200.0 million Czech korunas (“CSK”), of which 50.0 million CSK is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in CSK, euros and U.S. dollars.

Our debt and related covenants are further described in Note C to our consolidated financial statements included elsewhere in this report.

Sources and Uses of Cash

Years Ended December 31, 2009 and 2008

Cash provided by operating activities for the year ended December 31, 2009 was $86.9 million compared to cash provided of $97.8 million for the year ended December 31, 2008. The decrease of $10.9 million was driven by decreased net income of $17.9 million and a reduction in customer advances and billings in excess of contract revenue due to reduced order rates and project backlog in E&C.

Cash used by investing activities for the years ended December 31, 2009 and 2008 was $0.8 million and $65.7 million, respectively. Short term investments of $32.3 million matured during 2009 which had been invested during 2008 in short term investments with original maturities of less than six months. Capital expenditures for 2009 were $13.2 million compared with $14.0 million for 2008. Capital expenditures in 2009 were primarily for a new industrial gas equipment repair center in Reno, Nevada, a new BioMedical segment facility in Wuppertal, Germany and the implementation of a new ERP system for the Company. The 2008 capital expenditures were primarily for the D&S segment facility expansions and improvements mainly in China and the Czech Republic to support business growth and normal equipment purchases and replacements to increase automation and improve efficiency across all facilities. During 2009, $18.1 million, net of cash acquired, was used for three acquisitions: the equity interests of Golden Phoenix, the oxygen therapy business of Covidien and substantially all of the assets of Tri-Thermal, Inc. In 2008, $18.8 million of cash, net of cash acquired was used to purchase Flow and $0.6 million was contributed to a joint venture in Saudi Arabia for the manufacture of air cooled heat exchangers.

For the year ended December 31, 2009, cash provided by financing activities was $0.8 million, from the exercise of stock options, compared to cash used of $4.1 million for the year ended December 31, 2008. During 2008, $6.8 million in cash was used to purchase a portion of our outstanding Subordinated Notes in September on the open market offset by cash received from the exercise of stock options.

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

For the year ended December 31, 2008, cash used by financing activities was $4.1 million compared to cash provided of $7.4 million for the year ended December 31, 2007. During 2008, $6.8 million in cash was used to purchase a portion of our outstanding Subordinated Notes on the open market offset by cash received from the exercise of stock options. During 2007, $38.3 million of proceeds were received from the exercise of the underwriters’ over-allotment option in conjunction with the Company’s secondary stock offering completed in June, 2007 and $4.8 million in proceeds were received from the exercise of stock options. In May 2007, the Company received $1.3 million in contributions from its joint venture partners to fund a new joint venture based in China for manufacture of cryogenic trailers. Also in 2007, $40.0 million of cash was used for a voluntary principal prepayment under the term loan portion of our Senior Credit Facility.

Cash Requirements

The Company does not anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2010. Management anticipates the Company will be able to satisfy cash requirements for its ongoing business with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facilities. We expect capital expenditures for 2010 to be in the range of $15.0 to $20.0 million primarily for continued automation, process improvements and/or expansions at existing manufacturing facilities, support of anticipated business growth in specific product lines and acquisition integration.

In 2010, the Company is forecasting to use approximately $17.7 million for scheduled interest payments under the Senior Credit Facility and Subordinated Notes. We are not required to make any scheduled principal payments in 2010 under the term loan portion of our Senior Credit Facility or Subordinated Notes, but we may consider making voluntary principal payments from time to time on our Senior Credit Facility. We may also from time to time seek to purchase a portion of our Subordinated Notes outstanding through cash purchases on the open market, privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, our liquidity requirements and our debt covenants. In addition, we are forecasting to use approximately $11.4 to $12.0 million of cash to pay U.S. and foreign income taxes and approximately $0.5 million of cash to fund our defined benefit pension plans under ERISA funding requirements.

Contractual Obligations

Our known contractual obligations as of December 31, 2009 and cash requirements resulting from those obligations are as follows:

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	2015 and Thereafter
	(Dollars in thousands)
Long-term debt	$243,175	$—	$80,000	$—	$163,175
Interest on long-term debt(1)	99,050	17,729	36,652	29,779	14,890
Deferred acquisition payments	5,173	4,457	716	—	—
Operating leases	25,775	6,591	9,370	6,916	2,898
Pension obligations(2)	8,236	536	3,200	3,000	1,500

Total contractual cash obligations	$381,409	$29,313	$129,938	$39,695	$182,463

(1)	The interest payments in the above table were estimated based upon our existing debt structure at December 31, 2009, which included the Senior Credit Facility and Subordinated Notes, less scheduled debt payments each year, and the interest rates in effect at December 31, 2009.

(2)	The planned funding of the pension obligations was based upon actuarial and management estimates taking into consideration the current status of the plans.

Not included in the above table are unrecognized tax benefits of $1,470 at December 31, 2009.

Our commercial commitments as of December 31, 2009, which include standby letters of credit and bank guarantees, represent potential cash requirements resulting from contingent events that require performance by us or our subsidiaries pursuant to funding commitments, and are as follows:

	Total	2010	2011-2012
	(Dollars in thousands)
Standby letters of credit	$14,577	$14,577	$—
Bank guarantees	15,974	15,616	358

Total commercial commitments	$30,551	$30,193	$358

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the Securities Act.

Contingencies

We are involved with environmental compliance, investigation, monitoring and remediation activities at certain of our operating facilities or formerly owned manufacturing facilities, and accrue for these activities when commitments or remediation plans have been developed and when costs are probable and can be reasonably estimated. Historical annual cash expenditures for these activities have been charged against the related environmental reserves. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 18 years as ongoing costs of remediation programs. Management believes that any additional liability in excess of amounts accrued, which may result from the resolution of such matters should not have a material adverse effect on our financial position, liquidity, cash flows or results of operations.

We are occasionally subject to various legal claims related to performance under contracts, product liability, taxes, employment matters, environmental matters, intellectual property and other matters, several of which claims assert substantial damages, in the ordinary course of our business. Based on our historical experience in litigating these claims, as well as our current assessment of the underlying merits of the claims and applicable insurance, if any, we believe the resolution of these other legal claims will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect. See Item 1A. “Risk Factors.”

Foreign Operations

During 2009, we had operations in Australia, China, the Czech Republic, Germany and the United Kingdom, which accounted for approximately 26.3% of consolidated sales and 23.3% of total assets at December 31, 2009. Functional currencies used by these operations include the Australian dollar, the Chinese yuan, the Czech koruna, the euro and the British pound. We are exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by our domestic operations in currencies other than the U.S. dollar. The majority of these functional currencies and the other currencies in which we record transactions are fairly stable. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled us to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations or the volume of forward contracts changes.

Application of Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Management believes the following are some of the more critical judgmental areas in the application of its accounting policies that affect its financial position and results of operation.

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

Long-Lived Assets. We monitor our long-lived assets for impairment indicators on an ongoing basis. If impairment indicators exist, we perform the required analysis and record impairment charges in accordance with the accounting guidance. In conducting our analysis, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are not impaired. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal forecasts as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets.

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

Pensions. We sponsor one defined benefit pension plan which has been frozen since February 2006. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation. The Company recognizes the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income. Our funding policy is to contribute at least the minimum funding amounts required by law. We have chosen policies according to accounting guidance that allow the use of a calculated value of plan assets (which is further described below), which generally reduces the volatility of pension (income) expense from changes in pension liability discount rates and the performance of the pension plans’ assets.

A significant element in determining our pension expense in accordance with accounting guidance is the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets as of December 31, 2009 will be 7.75% compared to 7.25% at December 31, 2008. These expected return assumptions were developed using a simple averaging formula based upon the plans’ investment guidelines, mix of asset classes and the historical returns of equities and bonds. We believe our assumptions for expected future returns are reasonable. However, we cannot guarantee that we will achieve these returns in the future. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets that reduces pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense.

At the end of each year, we determine the rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency and the expected timing of benefit payments under the plan. At December 31, 2009 and 2008, we determined this rate to be 6.0%. Changes in discount rates over the past three years have not materially affected pension (income) expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized over the expected future service of participants.

At December 31, 2009, our consolidated net pension liability recognized was $10.6 million, a decrease of $4.6 million from December 31, 2008. This decrease in liability was due to gains in the value of the plan assets due to performance of the overall market and employer contributions to the plan of $0.9 million which were partially offset by benefit payments of $1.4 million. For the years ended December 31, 2009, 2008 and 2007, we recognized approximately $1.2 million of pension expense, $0.5 million and $0.7 million of pension income, respectively. See Note G to our financial statements included elsewhere in this report for further discussion.

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

Stock-based Employee Compensation. Stock compensation expense is calculated based on the estimated fair value of our stock options and performance stock units. The fair value of the stock options and certain of the performance stock units is calculated using the Black-Scholes pricing model and the fair value of the remaining performance stock units which vest based on market condition is calculated using the Monte Carlo Simulation model. The grant date fair value calculation requires the use of variables such as exercise term of the option, future volatility, dividend yield and risk-free interest rate. Compensation expense is recognized over the vesting period of the option or term of the stock award after consideration of the estimated forfeiture rates.

Recently Adopted Accounting Standards

Effective January 1, 2009, the Company adopted the new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) regarding Business Combinations. This guidance requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date, the immediate recognition of acquisition-related transaction costs, the recognition of contingent consideration arrangements at their acquisition date fair value and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this guidance impacted the financial statements relating to the three acquisitions that the Company completed during 2009.

Effective January 1, 2009, the Company adopted new accounting and disclosure guidance related to noncontrolling (formerly known as minority) interests in subsidiaries. The new guidance requires that a noncontrolling interest in a subsidiary should be accounted for as a separate component of shareholders’ equity on the balance sheet. Additionally, it requires disclosure of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the income statement. The Company reclassified $1,492 of noncontrolling interests from other long-term liabilities to shareholders’ equity on its balance sheet as of December 31, 2008.

Recently Issued Accounting Standards

In December 2008, the FASB issued an amendment to its accounting guidance on Employers’ Disclosures about Pensions and Other Postretirement Benefit Plan Assets”. This guidance requires additional disclosures about plan assets, including employers’ investment strategies, major categories of assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The new disclosure requirements are effective for fiscal years ending after December 15, 2009. Early application of the requirements is permitted.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the impact of the recent global economic and financial crisis;

•	the loss of, or a significant reduction or delay in purchases by our largest customers;

•	the fluctuations in the price of oil and natural gas;

•	competition in our markets;

•	our reliance on the availability of key suppliers and services;

•	degradation of our backlog as a result of modification or termination of orders;

•	financial distress of third parties;

•	health care reform or changes in health care payor reimbursement levels and practices;

•	general economic, political, business and market risks associated with our global operations;

•	fluctuations in foreign currency exchange and interest rates;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	our ability to successfully manage our planned operational expansions;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	difficulties in implementing a new ERP system;

•	the loss of key employees;

•	the pricing and availability of raw materials;

•	our ability to manage our fixed-price contract exposure;

•	litigation and disputes involving us, including the extent of product liability, warranty, pension, employment and environmental claims asserted against us;

•	FDA regulation of our products;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the costs of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	additional liabilities related to taxes;

•	the underfunded status of our pension plan;

•	our ability to continue our technical innovation in our product lines;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	disruptions in our operations due to hurricanes or other severe weather;

•	potential violations of the Foreign Corrupt Practices Act;

•	regulations governing the export of our products;

•	risks associated with our indebtedness, leverage, debt service and liquidity, including our ability to refinance our existing credit arrangements;

•	fluctuations in the price of our stock; and

•	other factors described in this Annual Report.

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

Our primary interest rate risk exposure results from the current Senior Credit Facility’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2%) from December 31, 2009 rates, and assuming no changes in debt from the December 31, 2009 levels, our additional annual expense would be approximately $1.6 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the euro, the British pound, the Czech koruna and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At December 31, 2009, the Company had foreign exchange contracts with notional values of 3,300 euros and 270 Polish zloty. At December 31, 2009, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.

Covenant Compliance

We believe that our Senior Credit Facility and the indenture governing our outstanding Subordinated Notes are material agreements, that the covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. The breach of covenants in the Senior Credit Facility that are tied to ratios based on Adjusted EBITDA, as defined below, could result in a default under the Senior Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture. Additionally, under the Senior Credit Facility and indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenant levels and pro forma ratios for the four quarters ended December 31, 2009 are as follows:

	Covenant Level	Four Quarters Ended December 31, 2009 Ratio
Senior Credit Facility(1)
Minimum Adjusted EBITDA* to cash interest ratio	2.25x	8.37x
Maximum funded indebtedness to Adjusted EBITDA* ratio	5.00x	0.27x
Indenture(2)
Minimum pro forma Adjusted EBITDA* to pro forma fixed charge coverage ratio required to incur additional debt pursuant to ratio provisions(3)	2.0x	8.3x

(1)	Failure to satisfy these ratio requirements would constitute a default under the Senior Credit Facility. If lenders under the Senior Credit Facility failed to waive any such default, repayment obligations under the Senior Credit Facility could be accelerated, which would also constitute a default under the indenture.

(2)	Our ability to incur additional debt and make certain restricted payments under our indenture, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1.0.

(3)	The ratio is calculated giving pro forma effect to our acquisitions of Golden Phoenix and Covidien’s liquid oxygen therapy business during 2009.

*	Adjusted EBITDA as used herein is defined as net income before interest expense, provision for income taxes, depreciation and amortization and further adjusted to exclude non-recurring items, non-cash items and other adjustments permitted in calculating covenants contained in the related Senior Credit Facility and indenture governing the Subordinated Notes.

Item 8.	Financial Statements and Supplementary Data.

Our Financial Statements and the accompanying Notes that are filed as part of this Annual Report are listed under Item 15. “Exhibits and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature page of this Form 10-K and are incorporated into this Item 8 by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2009, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

The Company is undertaking a phased implementation and upgrade of its existing J D Edwards global Enterprise Resource Planning software system and one site went “live” during the fourth quarter of 2009. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and that its internal controls will be enhanced as a result of the implementation of the new system.

Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting is set forth on page F-2 of this Annual Report on Form 10-K and incorporated herein by reference.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is set forth in Item 8. “Financial Statements and Supplementary Data,” on page F-4 under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

On February 22, 2010, the Compensation Committee of the Board of Directors (the “Committee”) of the Company, approved a form of Restricted Stock Agreement (“RSA”) relating to shares of restricted stock to be granted from time to time by the Company to its key employees under the Chart Industries, Inc. 2009 Omnibus Equity Plan (the “Omnibus Equity Plan”). In connection with the approval of the RSA, on February 22, 2010 the Committee approved the following grants of restricted stock to the Company’s named executive officers:

Name and Title	Number of Shares of Restricted Stock Granted
Samuel F. Thomas, Chairman, Chief Executive Officer and President	43,420
Michael F. Biehl, Executive Vice President and Chief Financial Officer	9,290
Matthew J. Klaben, Vice President, General Counsel and Secretary	4,840
James H. Hoppel, Jr., Vice President – Corporate Development and Treasurer	3,830
Kenneth J. Webster, Chief Accounting Officer and Controller	3,260

The shares of restricted stock granted under the RSA are subject to transfer restrictions and other restrictions specified in the RSA and the Omnibus Equity Plan. Generally, the shares of restricted stock granted under the RSA vest ratably over three years based on service and may not be transferred by the holder. The Omnibus Equity Plan is administered by the Committee, which has the power and discretion to interpret, administer, implement and construe the Omnibus Equity Plan and the RSA.

The disclosure contained herein is qualified in its entirety by reference to the full text of the Omnibus Equity Plan and the form of the RSA, which is incorporated herein by reference. A copy of the Omnibus Equity Plan was attached as Appendix A to the Company’s definitive proxy statement (File No. 001-11442), as filed with the Securities and Exchange Commission on April 7, 2009. A copy of the form of the RSA is attached hereto as Exhibit 10.4.2.

On February 23, 2010, the Committee, in connection with its annual evaluation of executive compensation and after considering the recommendations of independent compensation consultants engaged by the Committee, determined to increase our Chief Executive Officer’s annual base salary rate from $550,000 to $600,000, effective as of January 1, 2010. The Committee made this determination in order to ensure the competitiveness of the Chief Executive Officer’s base salary relative to peer group companies.

The Committee also authorized an amendment (“Amendment No. 2”) to the Chief Executive Officer’s employment agreement (the “Employment Agreement”), dated February 26, 2008, as amended on January 1, 2009 (“Amendment No. 1”). Under the Employment Agreement, our Chief Executive Officer is eligible to earn an annual incentive bonus with a target amount, earned at 100% performance levels, based upon a percentage of the Chief Executive Officer’s annual base salary (the “Base Target”), subject to the terms of our 2009 Incentive Compensation Plan. Any annual incentive bonus payment is determined solely based on performance against performance targets set in accordance with our 2009 Incentive Compensation Plan. Amendment No. 2 adjusts the Chief Executive Officer’s Base Target from one hundred ten percent (110%) of annual base salary to one hundred fifty percent (150%) of annual base salary. As such, our Chief Executive Officer could earn a cash incentive bonus of $900,000 for 2010 if target performance levels are achieved for 2010 and the other terms of the 2009 Incentive Compensation Plan are met. Less or more than that amount could be earned based on actual performance. All other material terms of the Employment Agreement that were in effect prior to Amendment No. 2 remain in effect under the amended agreement.

The increases in the Chief Executive Officer’s annual salary and the Base Target correspondingly increase certain other potential payments that could be due under the Employment Agreement upon termination of the Chief Executive Officer’s employment by us without cause or by the Chief Executive Officer upon resignation for good reason, including after a change in control of the Company, as these potential payments are based on multiples of annual salary and the Base Target. The Employment Agreement and Amendment No. 1 are incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and to Exhibit 10.9.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, respectively.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information required by this item as to the Directors of the Company appearing under the caption “Election of Directors” in the Company’s 2010 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 is set forth in the 2010 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” which information is incorporated herein by reference. Information required by Items 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is set forth in the 2010 Proxy Statement under the headings “Information Regarding Meetings and Committees of the Board of Directors”, “Code of Ethical Business Conduct and Officer Code of Ethics” and “Stockholder Communications with the Board”, which information is incorporated herein by reference.

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

The information required by Item 402 of Regulation S-K is set forth in the 2010 Proxy Statement under the heading “Executive and Director Compensation,” which information is incorporated herein by reference. The information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K is set forth in the 2010 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2010 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2010 Proxy Statement under the headings “Related Party Transactions” and “Director Independence,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth in the 2010 Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this 2009 Annual Report on Form 10-K:

1. Financial Statements. The following consolidated financial statements of the Company and its subsidiaries and the reports of the Company’s independent registered public accounting firm are incorporated by reference in Item 8:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

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

Date: February 25, 2010

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

Date: February 25, 2010

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting is effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

/S/ SAMUEL F. THOMAS	/S/ MICHAEL F. BIEHL
Samuel F. Thomas	Michael F. Biehl
Chairman, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Chart Industries, Inc.

We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, in 2009 the Company changed its method of accounting for business combinations and noncontrolling interests.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chart Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Cleveland, Ohio

February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Chart Industries, Inc.

We have audited Chart Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chart Industries, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chart Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Chart Industries, Inc. and subsidiaries, and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Cleveland, Ohio

February 25, 2010

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$211,168	$122,165
Short term investments	—	32,264
Accounts receivable, net	77,509	91,698
Inventories, net	85,570	95,390
Unbilled contract revenue	18,252	38,505
Prepaid expenses	5,484	7,292
Other current assets	16,421	21,636

Total Current Assets	414,404	408,950
Property, plant and equipment, net	111,153	98,447
Goodwill	264,532	261,509
Identifiable intangible assets, net	123,773	129,542
Other assets, net	12,641	10,979

TOTAL ASSETS	$926,503	$909,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$38,089	$45,392
Customer advances and billings in excess of contract revenue	51,782	96,433
Accrued salaries, wages and benefits	22,309	27,084
Warranty reserve	8,764	8,636
Other current liabilities	22,993	16,616

Total Current Liabilities	143,937	194,161
Long-term debt	243,175	243,175
Long-term deferred tax liability, net	42,757	41,344
Accrued pension liabilities	10,646	15,205
Other long-term liabilities	8,742	10,090
Shareholders’ Equity
Common stock, par value $.01 per share — 150,000,000 shares authorized, as of December 31, 2009 and 2008, respectively, 28,481,586 and 28,397,821 shares issued and outstanding at December 31, 2009 and 2008, respectively	285	284
Additional paid-in capital	251,692	247,638
Retained earnings	210,480	149,469
Accumulated other comprehensive income	13,104	6,569

Total Chart Industries, Inc. shareholders’ equity	475,561	403,960

Noncontrolling interest	1,685	1,492

Total equity	477,246	405,452

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$926,503	$909,427

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(Dollars and shares in thousands, except per share amounts)
Sales	$591,516	$744,363	$666,395
Cost of sales	389,635	504,975	476,854

Gross profit	201,881	239,388	189,541
Selling, general and administrative expenses	95,601	100,847	92,650
Amortization expense	10,716	10,963	10,951
Asset impairment	1,230	—	304
Reversal of contingent liabilities related to insolvent subsidiary	—	(6,514)	—
Loss on sale or disposal of assets	—	739	455

	107,547	106,035	104,360

Operating income	94,334	133,353	85,181
Other expense (income):
Interest expense, net	15,817	17,953	22,174
Amortization of deferred financing costs	1,616	1,857	1,646
Foreign currency (gain) loss	(687)	3,948	42
Gain on acquisition of business	(6,954)	—	—

	9,792	23,758	23,862

Income before income taxes	84,542	109,595	61,319
Income tax expense (benefit):
Current	25,137	35,975	24,349
Deferred	(1,751)	(5,486)	(7,030)

	23,386	30,489	17,319

Net income	61,156	79,106	44,000
Noncontrolling interest, net of taxes	145	182	(156)

Net income attributable to Chart Industries, Inc.	$61,011	$78,924	$44,156

Net income attributable to Chart Industries, Inc. per common share — basic	$2.14	$2.78	$1.64
Net income attributable to Chart Industries, Inc. per common share — diluted	$2.11	$2.72	$1.61
Weighted average number of common shares outstanding:
Basic	28,457	28,354	26,872
Diluted	28,981	29,008	27,493

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Dollars and shares in thousands)
Balance at December 31, 2006	25,588	$256	$185,567	$26,389	$7,522	$2,111	$221,845
Net income	—	—	—	44,156		(156)	44,000
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	9,294	(30)	9,264
Amortization of unrecognized gains	—	—	—	—	(9)	—	(9)
Increase in actuarial losses, net of tax benefit of ($833)	—	—	—	—	(1,375)	—	(1,375)

Comprehensive income	—	—	—	—	—	—	51,880
Purchase of remaining noncontrolling interests	—	—	—	—	—	(2,081)	(2,081)
Contribution from noncontrolling interest	—	—	—	—	—	1,370	1,370
Compensation expense recognized for employee stock options	—	—	9,029	—	—	—	9,029
Underwriters' over-allotment option exercise, net proceeds	1,892	19	38,023	—	—	—	38,042
Exercise of options	732	7	4,790	—	—	—	4,797
Tax benefit of non-qualifying stock options	—	—	4,323	—	—	—	4,323

Balance at December 31, 2007	28,212	$282	$241,732	$70,545	$15,432	$1,214	$329,205
Net income	—	—		78,924		182	79,106
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	(1,383)	96	(1,287)
Increase in pension liability, net of tax benefit of ($4,278)	—	—	—	—	(7,480)	—	(7,480)

Comprehensive income	—	—	—	—	—	—	70,339
Compensation expense recognized for employee stock options	—	—	3,134	—	—	—	3,134
Exercise of options	186	2	1,327	—	—	—	1,329
Tax benefit of non-qualifying stock options	—	—	1,435	—	—	—	1,435
Other	—	—	10	—	—	—	10

Balance at December 31, 2008	28,398	$284	$247,638	$149,469	$6,569	$1,492	405,452
Net income	—	—	—	61,011	—	145	61,156
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	3,427	48	3,475
Amortization of unrecognized losses	—	—	—	—	679	—	679
Decrease in pension liability, net of tax expense of ($1,777)	—	—	—	—	2,429	—	2,429

Comprehensive income	—	—	—	—	—	—	67,739
Compensation expense recognized for employee stock options	—	—	3,279	—	—	—	3,279
Exercise of options	84	1	745	—	—	—	746
Tax benefit of non-qualifying stock options	—	—	30	—	—	—	30

Balance at December 31, 2009	28,482	$285	$251,692	$210,480	$13,104	$1,685	$477,246

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$61,156	$79,106	$44,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	1,616	1,857	1,646
Employee stock and stock option related compensation expense	3,279	3,134	9,029
Asset impairment	1,230	739	455
Depreciation and amortization	21,412	21,313	18,706
Reversal of contingent liability on insolvent subsidiary	—	(6,514)	—
Gain on acquisition of business	(6,954)	—	—
Foreign currency transaction (gain) loss	(687)	3,948	42
Deferred income tax expense (benefit)	(1,751)	(5,486)	(7,030)
Other	1,999	(35)	—
Changes in assets and liabilities:
Accounts receivable	15,217	2,505	(19,022)
Inventory	25,221	(8,296)	(11,122)
Unbilled contract revenues and other current assets	27,112	(14,045)	12,212
Accounts payable and other current liabilities	(16,567)	(12,987)	19,245
Deferred income taxes	641	(4,768)	473
Customer advances and billings in excess of contract revenue	(45,998)	37,341	13,873

Net Cash Provided By Operating Activities	86,926	97,812	82,507
INVESTING ACTIVITIES
Capital expenditures	(13,190)	(13,968)	(19,028)
Purchase of short term investments	—	(32,264)	—
Proceeds from sale of assets	107	—	2,099
Acquisition of businesses, net of cash acquired	(18,086)	(18,828)	—
Proceeds from maturities of short term investments	32,264	—	—
Other investing activities	(1,897)	(616)	(1,612)

Net Cash (Used In) Investing Activities	(802)	(65,676)	(18,541)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	—	—	9,000
Payments on revolving credit facilities and short term debt	—	—	(9,750)
Principal payments on long-term debt	—	(6,825)	(40,000)
Payment of financing costs	—	—	(296)
Underwriters’ over-allotment proceeds, net	—	—	38,042
Warrant and stock option exercise proceeds	746	1,329	4,797
Tax benefit from exercise of stock options	30	1,435	4,323
Other financing activities	—	—	1,328

Net Cash Provided By (Used In) Financing Activities	776	(4,061)	7,444

Net increase in cash and cash equivalents	86,900	28,075	71,410
Effect of exchange rate changes on cash	2,103	1,221	2,605
Cash and cash equivalents at beginning of period	122,165	92,869	18,854

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$211,168	$122,165	$92,869

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Chart Industries, Inc. (the “Company”), is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and use of industrial gases and hydrocarbons. The Company has domestic operations located throughout the United States, including the principal executive offices located in Garfield Heights, Ohio, and an international presence in Asia, Australia and Europe.

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

Basis of Presentation: The consolidated financial statements and accompanying notes as of and for the years ended December 31, 2009, 2008 and 2007 are prepared in conformity with U.S. generally accepted accounting principles and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Reclassifications: Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2009 presentation.

Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The December 31, 2009 and 2008 balances include money market investments.

Short Term Investments: The Company’s short term investments consist of highly liquid, variable rate instruments, which have stated maturities of greater than three months but less than six months. These short term investments are recorded at cost which approximates fair value. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, has classified investment securities as current assets. The short term investments include domestic time deposits of $30,169 and foreign time deposits totaling 1,500 euros at December 31, 2008. There are no short-term investments as of December 31, 2009.

Concentrations of Credit Risks: The Company sells its products to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing industries in countries all over the world. Approximately 59%, 65% and 58% of sales were to foreign countries in 2009, 2008 and 2007, respectively. No single customer exceeded ten percent of consolidated sales in 2009. In 2008 and 2007, sales to Air Liquide represented approximately 10% of consolidated sales across all segments each year. Sales to the Company’s top ten customers accounted for 47%, 48% and 45% of consolidated sales in 2009, 2008 and 2007, respectively. The

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

Company’s sales to particular customers fluctuate from period to period, but the large gas producer and distributor customers of the Company tend to be a consistently large source of revenue for the Company. To minimize credit risk from trade receivables, the Company reviews the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitors the financial condition of customers to help ensure timely collections and to minimize losses. Additionally, for certain domestic and foreign customers, particularly in the Energy and Chemicals (“E&C”) segment, the Company requires advance payments, letters of credit and other such guarantees of payment. Certain customers also require the Company to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order.

The Company is also subject to concentrations of credit risk with respect to its cash and cash equivalents and forward foreign currency exchange contracts. To minimize credit risk from these financial instruments, the Company enters into these arrangements with major banks and other quality financial institutions and invests only in high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations in this area.

Allowance for Doubtful Accounts: The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, or substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. The Company also records allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. The allowance for doubtful accounts balance at December 31, 2009 and 2008 was $1,727 and $2,312, respectively.

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method at December 31, 2009 and 2008. The components of inventory are as follows:

	December 31,
	2009	2008
Raw materials and supplies	$22,795	$32,378
Work in process	19,967	27,564
Finished goods	42,808	35,448

	$85,570	$95,390

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

Property, Plant and Equipment: All capital expenditures for property, plant and equipment are stated on the basis of cost. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized. The cost of applicable assets is depreciated over their estimated useful lives. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense was $10,696, $10,350 and $7,755 for the years ended

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

December 31, 2009, 2008 and 2007, respectively. The following table summarizes the components of property, plant and equipment:

		December 31,
Classification	Estimated Useful	2009	2008
Land and buildings	20-35 years	$66,976	$58,633
Machinery and equipment	3-12 years	66,921	52,763
Computer equipment, furniture and fixtures	3-7 years	8,791	6,213
Construction in process		3,876	4,911

		146,564	122,520
Less accumulated depreciation		(35,411)	(24,073)

Total property, plant and equipment, net		$111,153	$98,447

The Company monitors its property, plant and equipment, and finite-lived intangible assets for impairment indicators on an ongoing basis. If impairment indicators exist, the Company performs the required analysis and records impairment charges. In conducting its analysis, the Company compares the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal forecasts as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets.

Goodwill and Other Intangible Assets: The Company does not amortize goodwill or other indefinite-lived intangible assets, but reviews them at least annually, and on an interim basis if necessary, for impairment using a measurement date of October 1st. The Company amortizes intangible assets that have finite lives over their useful lives.

The Company determines the fair value of any indefinite-lived intangible assets using a discounted cash flow method, compares the fair value to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Goodwill is tested utilizing a two-step approach. After recording any impairment losses for indefinite-lived intangible assets, the Company determines the fair value of each reporting unit and compares the fair value to its carrying value, including goodwill, of such reporting unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount of the impairment, if any, would then be measured in step two, which compares the implied fair value of the reporting unit’s goodwill with the carrying

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

amount of that goodwill. The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets:

	Weighted Average Estimated Useful Life	December 31, 2009		December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets
Unpatented technology	9 years	$10,988	$(5,407)	$10,808	$(3,897)
Patents	10 years	9,016	(4,040)	8,297	(3,229)
Product names	14 years	4,001	(907)	2,580	(677)
Non-compete agreements	3 years	3,474	(2,871)	3,474	(2,445)
Customer relations	13 years	106,194	(31,239)	103,509	(23,450)
Other	—	—	—	50	(30)

		$133,673	$(44,464)	$128,718	$(33,728)

Indefinite-lived intangible assets:
Goodwill		$264,532		$261,509
Trademarks and trade names		34,564		34,552

		$299,096		$296,061

Amortization expense for intangible assets subject to amortization was $10,716, $10,963 and $10,951 for the years ended December 31, 2009, 2008 and 2007, respectively, and is estimated to range from approximately $10,800 to $9,000 annually for fiscal years 2010 through 2014, respectively.

Goodwill increased $3,023 during the year ended December 31, 2009. Acquisitions accounted for $2,700 of the increase and the remaining $323 is due to the impact of foreign currency translation adjustments.

Financial Instruments: The fair values of cash equivalents, short term investments, accounts receivable and short term bank debt approximate their carrying amount because of the short maturity of these instruments.

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

The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, British pound and Czech koruna. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Changes in their fair value are recorded in the consolidated statement of operations. The changes in fair value generated a net gain of $1,492 for 2009 and a net loss of $1,536 in 2008.

As of December 31, 2009, the Company held forward currency contracts to sell 3,300 euros against the U.S. dollar and to sell 270 Polish zloty against the Czech koruna. As of December 31, 2008, the Company held

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

forward currency contracts to buy $482 and to sell $1,191 against the euro. The Company also held forward currency contracts to sell 21,150 euro and 5,989 Polish zloty against the Czech koruna. The 2009 contracts are at various exchange rates and expire at various dates through July 2010. At December 31, 2009, the fair value of the Company’s derivative assets representing foreign currency forward contracts was $127. These were recorded on the balance sheet as other current assets. The Company’s foreign currency forward contracts are not exchange traded instruments and, accordingly, are classified as being valued utilizing level 2 inputs which are based on observable inputs such as quoted prices for similar assets and liabilities in active markets.

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve are as follows:

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of period	$8,636	$5,731	$4,765
Warranty expense	3,316	5,598	4,189
Warranty usage.	(4,335)	(2,693)	(3,223)
Acquired warranty reserves	1,147	—	—

Balance at end of period	$8,764	$8,636	$5,731

Shareholders’ Equity: The Company reports comprehensive income in its consolidated statement of shareholders’ equity. The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2009	2008
Foreign currency translation adjustments	$17,691	$14,264
Pension liability adjustments, net of taxes of ($1,777) and ($4,278) at December 31, 2009 and 2008, respectively	(4,587)	(7,695)

	$13,104	$6,569

Fair Value of Financial Instruments: Effective January 1, 2008, the Company measures financial assets and liabilities at fair value in three levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

Revenue Recognition: For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement and the selling price to the buyer is fixed or determinable. For brazed aluminum heat

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

exchangers, cold boxes, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. Earned revenue on contracts in process at December 31, 2009, 2008 and 2007, totaled $295,530, $395,756 and $249,654, respectively. Timing of amounts billed on contracts varies from contract to contract and could cause significant variation in working capital needs. Amounts billed on percentage of completion contracts in process at December 31, 2009, 2008 and 2007 totaled $298,131, $417,843 and $274,848, respectively. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the proper period as these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion. Certain contracts include incentive-fee arrangements. The incentive fees in such contracts can be based on a variety of factors but the most common are the achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets can result in unrealized incentive fees. Incentive fee revenue is not recognized until it is earned.

Shipping and Handling Costs: Amounts billed to customers for shipping and handling and the related costs are classified as sales. Net shipping costs of ($435), ($1,612) and ($1,290) for the years ended December 31, 2009, 2008 and 2007, respectively, are included in sales.

Advertising Costs: The Company incurred advertising costs of $3,355, $3,643 and $2,322 for the years ended December 31, 2009, 2008 and 2007, respectively. Such costs are expensed as incurred.

Research and Development Costs: The Company incurred research and development costs of $3,256, $5,927 and $5,730 for the years ended December 31, 2009, 2008 and 2007, respectively. Such costs are expensed as incurred.

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

The Company utilizes a two-step approach for the recognition and measurement of uncertain tax positions. The first step is to evaluate the tax position and determine whether it is more likely than not that the position will be sustained upon examination by tax authorities. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon settlement.

Interest and penalties related to income taxes are accounted for as income tax expense.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

Stock-Based Compensation: Compensation expense for all share-based payment awards made to employees and directors is measured at fair value on the date of grant.

Compensation for share-based awards is recognized on an accrual basis over the vesting period. The total cost of a share-based payment award is reduced by estimated forfeitures expected to occur over the vesting period which generally is equivalent to the required service period of the award. See Note H for further discussions regarding stock options and other share-based awards.

Earnings per share: The following table presents calculations of income (loss) per share of common stock:

	Year Ended December 31,
	2009	2008	2007
Net income attributable to Chart Industries, Inc.	$61,011	$78,924	$44,156

Net income attributable to Chart Industries, Inc. per common share — basic	$2.14	$2.78	$1.64
Net income attributable to Chart Industries, Inc. per common share — diluted	$2.11	$2.72	$1.61
Weighted average number of common shares outstanding — basic	28,457	28,354	26,872
Incremental shares issuable upon assumed conversion and exercise of stock options	524	654	621

Total shares — diluted	28,981	29,008	27,493

New Accounting Pronouncements. The Financial Accounting Standards Board (“FASB”) has made the Accounting Standards Codification (ASC) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC combines all previously issued authoritative GAAP into one codified set of guidance organized by subject area. In these financial statements, references to previously issued accounting standards have been replaced with the relevant ASC references. Subsequent revisions to GAAP by the FASB will be incorporated into the ASC through issuance of Accounting Standards Updates (ASU).

In September 2006, the FASB issued an accounting standard codified in ASC 820, “Fair Value Measurements and Disclosures” which is effective for fiscal years beginning after November 15, 2007. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard was effective for the Company on January 1, 2008. The adoption of ASC 820 for financial assets and liabilities did not have any impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued an accounting standard codified in ASC 825, “The Fair Value Option for Financial Assets and Financial Liabilities ”. This standard permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. The standard is effective for fiscal years beginning after November 15, 2007. The adoption of ASC 825 at January 1, 2008 did not have any impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued a new business combinations standard codified within ASC 805, which requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date, the immediate recognition of acquisition-related transaction costs and the recognition of contingent consideration arrangements at their

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

acquisition date fair value. ASC 805 was effective for acquisitions that occurred on or after the beginning of the fiscal year beginning on or after December 15, 2008. This standard impacted the Company’s acquisitions that were completed in 2009.

In December 2007, the FASB issued a new accounting standard which requires entities to report noncontrolling (formerly known as minority) interests as a component of shareholders’ equity on the balance sheet. The new standard was effective for the Company beginning January 1, 2009 and resulted in a $1,492 reclassification of noncontrolling interests from other long-term liabilities to shareholders’ equity on the December 31, 2008 consolidated balance sheet.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities which requires enhanced disclosures about an entity’s derivative and hedging activities. This standard was effective for financial statements issued after November 15, 2008. The adoption of the standard did not have an impact on the Company’s financial reporting requirements.

NOTE B — Balance Sheet Components

The following table summarizes the components of other current assets, other assets, net, other current liabilities and other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Other current assets:
Deposits	$278	$388
Assets held for sale	3,250	4,910
Deferred income taxes	7,977	8,898
Other receivables	4,916	7,440

	$16,421	$21,636

Other assets, net:
Deferred financing costs	$6,245	$7,860
Cash value life insurance	1,371	1,139
Prepaid leases	1,194	1,222
Other	3,831	758

	$12,641	$10,979

Other current liabilities:
Accrued interest	$3,112	$3,113
Accrued other taxes	1,470	1,664
Accrued income taxes	520	276
Accrued rebates	2,615	5,082
Accrued employee separation and plant closure costs	2,881	1,107
Accrued other	12,395	5,374

	$22,993	$16,616

Other long-term liabilities:
Accrued environmental	$6,462	$6,697
Accrued contingencies and other	2,280	3,393

	$8,742	$10,090

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements

The following table shows the components of the Company’s borrowings at December 31, 2009 and 2008, respectively.

	December 31,
	2009	2008
Senior term loan, due October 2012, average interest rate of 2.42% and 5.45% at December 31, 2009 and 2008, respectively	$80,000	$80,000
Subordinated notes, due 2015, interest accrued at 9.125%	163,175	163,175

Total debt	243,175	243,175
Less: current maturities	—	—

Long-term debt.	$243,175	$243,175

The Company has a senior secured credit facility (the “Senior Credit Facility”) and $163,175 of 9 1/8% senior subordinated notes (the “Subordinated Notes”) outstanding. The Senior Credit Facility consists of a $180,000 term loan facility (the “Term Loan”) and a $115,000 revolving credit facility (the “Revolver”), of which $55,000 may be used for letters of credit extending beyond one year from their date of issuance. At December 31, 2009, there was $80,000 and $163,175 outstanding under the Term Loan and Subordinated Notes, respectively, and letters of credit and bank guarantees totaling $26,781 supported by the Revolver. The Term Loan matures on October 17, 2012 and the Revolver matures on October 17, 2010. We are currently reviewing options associated with our revolver including the need to either refinance the revolver or the entire Senior Credit Facility, or find alternative arrangements for letters of credit and other commercial needs. Market conditions and business needs will dictate the appropriate course of action. As a result of five voluntary principal prepayments in 2005, 2006 and June 2007, the Term Loan does not require any scheduled principal payments prior to the maturity date. The interest rate under the Senior Credit Facility is, at the Company’s option, the Alternative Base Rate (“ABR”) plus 1.0% or LIBOR plus 2.0% on the Term Loan and ABR plus 1.5% or LIBOR plus 2.5% on the Revolver. The applicable interest margin on the Revolver could decrease based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay an annual administrative fee of $100, a commitment fee of 0.375% on the unused Revolver balance, a letter of credit participation fee of 2.0% per annum on the letter of credit exposure and a letter of credit issuance fee of 0.25%. The obligations under the Senior Credit Facility are secured by substantially all of the assets of the Company’s U.S. Subsidiaries and 65% of the capital stock of the Company’s non-U.S. Subsidiaries.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends and distributions, and make capital expenditures. The Senior Credit Facility and indenture governing the Subordinated Notes also include covenants relating to leverage, interest coverage and fixed charge coverage ratios. The Company is in compliance with all covenants at December 31, 2009.

On October 5, 2008, Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc. and a lender under the revolver, filed for bankruptcy protection under Chapter 11 of United States Bankruptcy Code. LCPI provided $5,000 in commitments or approximately 4.3% of total commitments on the Revolver portion of the Senior Credit Facility. The Company has been informed that LCPI does not intend to honor their $5,000 in commitments; therefore, the total borrowing capacity under the Revolver portion of the Senior Credit Facility is effectively limited to $110,000.

Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured revolving credit facilities with borrowing capacity, including overdraft protection, of up to 200,000 Czech korunas (“CSK”). Ferox maintains two separate facilities. Under the first facility, the revolving credit portion allows Ferox to make borrowings in CSK, euros and U.S. dollars. Borrowings in CSK are at PRIBOR, borrowings in euros are at EURIBOR and borrowings in U.S, dollars are at LIBOR, each with a fixed margin of 1.0 percent. The second facility does not allow for revolving credit borrowings. Both facilities allow for overdraft protection in CSK, euros and U.S. dollars. Borrowings in CSK are at PRIBOR, borrowings in euros are at an overnight European indexed average and borrowings in U.S. dollars are at LIBOR, with a fixed margin of 0.6 – 1.0 percent. Ferox is not required to pay a commitment fee to the lenders under either credit facility in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.70 percent on the face amount of each guarantee. Ferox’s land, buildings and accounts receivable secure the revolving credit facilities. At December 31, 2009, there were no borrowings outstanding under, and $3,770 of bank guarantees supported by the Ferox credit facilities.

Flow Instruments & Engineering GmbH, which was acquired by Ferox in April 2008, maintains two revolving lines of credit with 320 euros in total borrowing capacity. As of December 31, 2009, there were no borrowings outstanding under either line of credit.

The scheduled annual maturities of long-term debt at December 31, 2009, are as follows:

Year	Amount
2010	$—
2011	—
2012	80,000
2013	—
2014	—
Thereafter	$163,175

$243,175

The Company paid interest of $16,820, $20,936 and $24,039 for the years ended December 31, 2009, 2008 and 2007, respectively.

The fair value of the term loan portion of the Senior Credit Facility is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under such method the fair

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

value of the Company’s Term Loan approximated its carrying value at December 31, 2009 and 2008. The fair value of the Subordinated Notes is estimated based on a third party’s estimated bid price. The fair value equaled the carrying value of $163,175 at December 31, 2009 and was $142,000 at December 31, 2008.

NOTE D — Restructuring Activities

The Company has initiated cost containment programs to appropriately align its cost structure with expected market conditions. The programs consist primarily of planned workforce reductions and the shutdown of its Denver, Colorado BioMedical facility.

During 2009, the Company recorded $8,020, related to termination benefits primarily in the Distribution & Storage and BioMedical segments and the write-down to net realizable value of certain assets at the Denver, Colorado facility and land held for sale in Plaistow, New Hampshire. These charges were recorded in cost of sales ($3,605), selling, general and administrative expenses ($3,185) and asset impairment charges ($1,230). As a result, excluding recent acquisitions, the number of employees has been reduced by approximately 27.5% at December 31, 2009 compared with December 31, 2008 levels. The Denver facility land and building of approximately $2,500 and $3,925 were classified as assets held for sale as of December 31, 2009 and 2008, respectively.

The following table summarizes the Company’s restructuring activities for 2009.

	Year Ended December 31, 2009
	BioMedical	Distribution & Storage	Energy & Chemical	Corporate	Total
Balance as of January 1, 2009	$—	$—	$—	$—	$—
Restructuring charges	3,336	3,397	1,004	283	8,020
Asset impairment	(996)	(234)	—	—	(1,230)
Cash payments	(1,837)	(1,555)	(322)	(195)	(3,909)

Balance as of December 31, 2009	$503	$1,608	$682	$88	$2,881

NOTE E — Acquisitions

On November 27, 2009, Caire, Inc., and other wholly-owned subsidiaries of the Company completed the acquisition of the liquid oxygen therapy business, a non-core asset of Covidien plc. The acquisition included the design, manufacturing, and worldwide sales and service functions, for $9,082 in cash in the initial closing. In addition, the Company is required to purchase Covidien’s remaining liquid oxygen therapy assets located in Japan for approximately $1,100 once Japanese regulatory approval is obtained. This is expected to close during 2010. The fair value of the net assets acquired of $16,036 exceeded the cash paid and, accordingly, resulted in a gain on acquisition of business of $6,954. Net sales of $2,900 were added to the Company’s BioMedical segment in 2009 since the date of acquisition.

During the second quarter of 2009, the Company completed the acquisition of the equity interests of Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd. (“Golden Phoenix”) and substantially all of the assets of Tri-Thermal, Inc. for an aggregate of $12,175, net of cash acquired, of which $4,100 will be paid during 2010. The fair values of the net assets acquired and goodwill at the date of acquisition were $10,000 and $2,700, respectively. Golden Phoenix manufactures liquid nitrogen aluminum storage containers used primarily in the animal breeding industry and is located in China. Golden Phoenix is included in the Company’s

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

BioMedical segment and added $2,200 in sales since the date of acquisition. Tri-Thermal is located in Tulsa, Oklahoma and sells replacement parts for air cooled heat exchangers. Tri-Thermal’s results are included in the Company’s Energy & Chemicals segment and added $1,200 in sales since the date of acquisition.

Pro-forma information related to these acquisitions has not been presented because the impact on the Company’s consolidated results of operations is considered immaterial.

On April 1, 2008, Ferox acquired Flow Instruments & Engineering GmbH (“Flow”), which is based in Germany, for 11,900 euros, net of cash acquired. The fair value of the net assets acquired and goodwill at the date of acquisition was $5,400 and $14,800, respectively. Flow manufactures cryogenic flow meter systems for industrial gases and liquefied petroleum gas, distribution equipment for transport of CO2 and other gases, and provides calibration services. Flow is included in the Company’s Distribution & Storage segment.

In February 2008, the Company entered into a joint venture in Saudi Arabia with two other entities to form a company to manufacture air cooled heat exchangers. The contribution to the joint venture was $616 for a 34% share of the joint venture. The joint venture is accounted for under the equity method. The Company contributed an additional $947 in October 2009 as its pro rata share of a contribution from all the partners.

NOTE F — Income Taxes

Income before income taxes and minority interest consists of the following:

	For the Year Ended December 31,
	2009	2008	2007
United States	$70,695	$88,867	$38,508
Foreign	13,847	20,728	22,811

	$84,542	$109,595	$61,319

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$21,779	$32,410	$19,764
State	462	1,030	1,623
Foreign	2,896	2,535	2,962

	25,137	35,975	24,349

Deferred:
Federal	(1,718)	(4,421)	(5,795)
State	(142)	(1,687)	(1,584)
Foreign	109	622	349

	(1,751)	(5,486)	(7,030)

	$23,386	$30,489	$17,319

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2009	2008	2007
Income tax expense at U.S. statutory rate	$29,589	$38,359	$21,462
State income taxes (benefit), net of federal tax benefit	319	(427)	36
Credit on foreign taxes paid	(31)	(584)	(926)
Effective tax rate differential of earnings outside of U.S.	(1,455)	(4,759)	(2,893)
Foreign investment tax credit	(385)	(1,618)	(1,780)
Gain on acquisition of business	(2,434)	—	—
(Taxable) non-deductible items	(735)	1,445	1,893
(Income) provision for tax contingencies	(69)	(147)	332
Domestic production activities deduction	(1,413)	(1,780)	(805)

	$23,386	$30,489	$17,319

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Accruals and reserves	$9,730	$11,011
Pensions	3,846	5,425
Inventory	1,581	1,296
Tax credit carryforward	709	1,673
Foreign net operating loss	412	57
Stock options	4,310	3,455

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

	December 31, 2009	December 31, 2008
Other — net	376	1,026

Total deferred tax assets before valuation allowance	$20,964	$23,943
Valuation allowance	(246)	(57)

Total deferred tax assets, net of valuation allowance	$20,718	$23,886

Deferred tax liabilities:
Property, plant and equipment	$11,644	$9,418
Intangibles	43,854	46,915

Total deferred tax liabilities	$55,498	$56,333

Net deferred tax liabilities	$(34,780)	$(32,447)

As of December 31, 2009, the Company has tax credit carryforwards of $709, $575 of which will expire in 2014 through 2020 and the remainder can be carried forward indefinitely. In addition, the Company has foreign net operating losses of $412 of which $339 expires in 2014, and the remaining $73 can be carried forward indefinitely. At December 31, 2009, the Company has established a valuation allowance of $246 related to the foreign net operating losses.

The Company has not provided for income taxes on approximately $81,231 of foreign subsidiaries’ undistributed earnings as of December 31, 2009, since the earnings retained have been reinvested indefinitely by the subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.

The Company had net income tax payments of $24,659, $36,167 and $17,893 for the years ended December 31, 2009, 2008 and 2007, respectively.

On January 1, 2007, the Company adopted the new standards that specify the accounting for uncertainty in income taxes. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied the new accounting standards to all tax positions for which the statute of limitations remained open. As a result of the implementation, the Company did not recognize material adjustments in the liability for unrecognized tax benefits.

The reconciliation of beginning to ending unrecognized tax benefits is as follows:

	Year Ended December 31,
	2009	2008
Unrecognized tax benefits at beginning of the year	$1,903	$3,729
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	22	22
Reductions for tax positions of prior years	(22)	(1,268)
Settlements	—	(490)
Lapse of statutes of limitation	(433)	(90)

Unrecognized tax benefits at end of the year	$1,470	$1,903

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

The amount of unrecognized tax benefits as of December 31, 2009 was $1,470. This amount, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $192 for the payment of interest and penalties at December 31, 2009. The Company accrued approximately $51 and $80 for the years ended December 31, 2009 and 2008, respectively, in additional interest associated with uncertain tax positions.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2005.

The Internal Revenue Service (“IRS”) completed an examination of the Company’s U.S. income tax returns for 2004 and 2005 during 2008. As a result of the completion of the audit, the Company’s unrecognized tax benefits decreased by $1,379 in 2008 which included an income tax benefit of $230. The Company also completed state audits during 2008 which decreased the Company’s unrecognized tax benefit by $326. There are currently no on-going tax examinations nor were any completed during 2009. It is reasonably possible the Company’s unrecognized tax benefits at December 31, 2009 may decrease within the next twelve months by approximately $1,150.

NOTE G — Employee Benefit Plans

The Company has one defined benefit pension plan which is frozen, that covers certain U.S hourly and salary employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.

The following table sets forth the components of net periodic pension expense (benefit) for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
Interest cost	$2,397	$2,332	$2,121
Expected return on plan assets	(1,827)	(2,878)	(2,779)
Amortization of net loss (gain)	678	—	(9)

Total pension expense (benefit)	$1,248	$(546)	$(667)

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

The following table sets forth changes in the projected benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheet:

	December 31, 2009	December 31, 2008
Change in projected benefit obligation:
January 1 projected benefit obligation	$40,740	$39,742
Interest cost	2,397	2,332
Benefits paid	(1,387)	(1,215)
Actuarial (gains)	(123)	(119)

December 31 projected benefit obligation	$41,627	$40,740

Change in plan assets:
Fair value at January 1	$25,535	$35,577
Actual return	5,911	(8,998)
Employer contributions	922	171
Benefits paid	(1,387)	(1,215)

Fair value at December 31	$30,981	$25,535

The funded status of the pension plans was as follows:
Funded status (plan assets less than projected benefit obligations)	$(10,646)	$(15,205)
Unrecognized actuarial loss	7,198	12,074

Net amount recognized	$(3,448)	$(3,131)

At December 31, 2009 and 2008, the Company recorded unrecognized actuarial gains of $4,206 and losses of $11,758 in accumulated other comprehensive income, respectively.

The actuarial assumptions used in determining the funded status information and subsequent net periodic pension cost are as follows:

	Year Ended December 31,
	2009	2008	2007
United States Plans
Discount rate	6.00%	6.00%	6.00%
Expected long-term weighted average rate of return on plan assets	7.75%	7.25%	8.25%

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at year end. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency and the expected timing of benefit payments under the plan.

The expected long-term weighted average rate of return on plan assets was established using the Company’s target asset allocation for equity and debt securities and the historical average rates of return for equity and debt securities. The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of short and long-term plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth,

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The Company’s plan assets are valued using Level 1 inputs which are the quoted prices for the investments in active markets.

The Company’s pension plan weighted-average actual (which is periodically rebalanced) and target asset allocations by asset category at December 31 are as follows:

		Actual
	Target	2009	2008
Stocks	55%	47%	44%
Fixed income funds	43%	51%	53%
Cash and cash equivalents	2%	2%	3%

Total	100%	100%	100%

The Company’s funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, the Company expects to contribute $536 to its defined benefit pension plan in 2010 and expects the following benefit payments to be paid by the plan:

2010	$1,691
2011	1,823
2012	1,970
2013	2,121
2014	2,231
In aggregate during five years thereafter	13,466

$23,302

The Company presently makes contributions to one bargaining unit supported multi-employer pension plan resulting in expense of $525, $620 and $476 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has a defined contribution savings plan that covers most of its U.S. employees. Company contributions to the plan are based on employee contributions, and a Company match and discretionary contributions. Expenses under the plan totaled $5,015, $5,059 and $4,399 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE H — Stock Option Plans

Under the Amended and Restated 2005 Stock Incentive Plan (“Stock Incentive Plan”) which became effective in October 2005, the Company may grant stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), stock awards and performance based stock awards to employees and directors. A maximum of 3,421 shares of the Company’s common stock may be issued for grants under the Stock Incentive Plan. As of December 31, 2009, the Stock Incentive Plan is no longer being utilized for grant issuance and a new plan, the 2009 Omnibus Equity Plan (“Omnibus Equity Plan”), was approved by the shareholders at the 2009 Annual Meeting. Under the Omnibus Equity Plan, the Company may grant stock options, SARs, RSUs, restricted stock, performance shares and common shares. The maximum number of shares available for grant is 1,250, which may be treasury shares or unissued shares.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

The Company recognized stock-based compensation of $3,279, $3,134 and $9,029 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company also recognized related tax benefits of $30, $1,435 and $4,323 for the years ended December 31, 2009, 2008 and 2007, respectively. On June 12, 2007, the Company completed its secondary stock offering in which First Reserve Fund X, L.P. achieved a return on its investment that caused 82% of the performance-based options that were granted in 2005 and 2006 to vest as specified in the Stock Incentive Plan. As a result of the vesting, the Company recorded $6,211 in stock-based compensation expense in the second quarter of 2007. As of December 31, 2009, total share-based compensation of $2,106 is expected to be recognized over the remaining weighted average period of approximately 1.7 years.

Stock Options

Under the terms of the Stock Incentive Plan, stock options generally have either a 4 or 5 year graded vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,431	$10.82	1,498	$8.93
Granted	201	11.00	116	30.95
Exercised	(64)	11.63	(178)	7.45
Expired or forfeited	(77)	18.99	(5)	29.75

Outstanding at end of period	1,491	$10.39	1,431	$10.82

Exercisable at end of year*	1,040	$8.67	985	$7.82

Participants at end of year	59		58

Available for future grants at end of year	1,250		797

* Remaining contractual term of 6.1 years

The total fair value of options vested was $1,421, $1,257 and $7,027 for the years ended December 31, 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $594, $5,406 and $15,281, respectively.

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The expected volatility and expected term of the options are based on historical information. The risk free rate is based on the U.S. Treasury yield in effect at the time of the grant.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

Weighted average grant date fair values of stock options and the assumptions used in estimating the fair values are as follows:

	2009	2008	2007
Weighted average grant date fair value	$11.02	$30.95	$14.60
Expected term (years)	6.25	6.25	7.19
Risk-free interest rate	2.07%	3.54%	4.99%
Expected volatility	74.87%	47.88%	49.00%

Performance Stock Awards

The Company granted 164, 107 and 72 performance share units under the Stock Incentive Plan during 2009, 2008 and 2007, respectively. The performance share units granted in 2009 and 2008 are earned over a 3 year period beginning on January 1, 2009 and 2008, respectively and the performance share units granted in 2007 were earned over a 2.5 year period beginning July 1, 2007. Total units earned may vary between 0% and 150% of the units granted based on the attainment of pre-determined performance and market condition targets as determined by the Board of Directors. The 2007 performance share units met the minimum threshold for the performance targets; therefore, 14 units were earned. The Company values performance stock awards based on market conditions using a Monte Carlo Simulation model that is performed by an outside valuation firm. The fair value of the performance based units is calculated using a Black-Scholes model and the probability of any units being earned is evaluated each reporting period. The weighted average per share fair values were $5.26, $29.22 and $25.51 for the 2009, 2008 and 2007 grants, respectively.

Other

In 2009 and 2008, the Company granted the non-employee directors stock awards covering 24 and 7 shares, respectively, of common stock that had fair market values of $300 and $250. The stock awards were fully vested on the date of grant. In 2007, the Company granted restricted stock units covering 10 shares of common stock to non-employee directors. Each of the six grants had a fair market value of $40 on the date of grant. Restricted stock units for 7 shares were forfeited during 2007 upon the resignation of three directors. The Company recorded $300, $321, and $234 of compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE I — Lease Commitments

The Company incurred $7,221, $7,165, and $6,477 of rental expense under operating leases for the years ended December 31, 2009, 2008 and 2007, respectively. Certain leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. In addition, the Company has the right, but no obligation, to renew certain leases for various renewal terms. At December 31, 2009, future minimum lease payments for non-cancelable operating leases for the next five years total $25,775 and are payable as follows: 2010 — $6,591; 2011 — $5,343; 2012 — $4,027; 2013 — $3,701; and 2014 — $3,216 and thereafter — $2,897.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

NOTE J — Contingencies

Environmental

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and handling and disposal of hazardous materials such as cleaning fluids. The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believes it is currently in substantial compliance with all known environmental regulations. At December 31, 2009 and 2008, the Company had undiscounted accrued environmental reserves of $6,462 and $6,697, respectively, recorded in other long-term liabilities. The Company accrues for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts and circumstances regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 18 years as ongoing costs of remediation programs.

Although the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediation than those the Company believes are adequate or required by existing law or third parties may seek to impose environmental liabilities on the Company. The Company believes that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations.

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

For the year ended December 31, 2008, the Company recognized a $6.5 million benefit as a result of reversing contingent liabilities that were previously established for potential secondary pension and severance obligations related to CHEL. Based on events that occurred during 2008, including actions taken by a U.K. governmental agency to support a large portion of the pension obligations after the insolvent former subsidiary had made distributions to satisfy significant portions of its obligations, the contingent liabilities were no longer considered to be probable and were reversed.

Legal Proceedings

The Company is occasionally subject to various legal actions related to performance under contracts, product liability, taxes, employment matters, environmental matters, intellectual property and other matters

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

incidental to the normal course of its business. Based on the Company’s historical experience in litigating these actions, as well as the Company’s current assessment of the underlying merits of the actions and applicable insurance, if any, management believes that the final resolution of these matters will not have a material adverse affect on the Company’s financial position, liquidity, cash flows or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect.

NOTE K — Reporting Segments

The Company’s structure of its internal organization is divided into the following three reportable segments: Energy and Chemicals, Distribution and Storage, and BioMedical. The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes and sales and marketing approaches. The Energy and Chemicals segment sells heat exchangers, cold boxes and liquefied natural gas vacuum insulated pipe to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases. The Distribution and Storage segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO(2) systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The BioMedical segment sells medical respiratory products and biological storage systems. Due to the nature of the products that each operating segment sells, there are no inter-segment sales. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and stock-based compensation expense that are not allocated to the reportable segments.

The Company evaluates performance and allocates resources based on operating income or loss from continuing operations before net interest expense, financing costs amortization expense, derivative contracts valuation expense, foreign currency loss, income taxes and noncontrolling interest. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Year Ended December 31, 2009
	Reportable Segments
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales from external customers	$254,920	$247,044	$89,552	$—	$591,516
Depreciation and amortization expense	7,335	10,104	3,591	382	21,412
Operating income (loss)	61,852	39,888	15,912	(23,318)	94,334
Total assets(B)(C)	205,482	486,620	135,977	98,424	926,503
Capital expenditures	2,707	7,168	2,022	1,293	13,190

	Year Ended December 31, 2008
	Reportable Segments
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales from external customers	$312,502	$335,916	$95,945	$—	$744,363
Depreciation and amortization expense	7,475	10,613	2,793	432	21,313
Operating income (loss) (A)	70,752	63,770	20,742	(21,911)	133,353
Total assets(B)(D)	242,054	475,448	99,446	92,479	909,427
Capital expenditures	3,123	8,535	2,257	53	13,968

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31, 2007
	Reportable Segments
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales from external customers	$253,672	$322,565	$90,158	$—	$666,395
Employee separation and plant closure costs (benefit)	—	304	—	—	304
Depreciation and amortization expense	6,710	9,170	2,590	236	18,706
Operating income (loss)	33,821	66,167	17,788	(32,595)	85,181
Total assets(B)(E)	236,991	423,247	104,623	60,893	825,754
Capital expenditures	6,955	9,714	1,932	427	19,028

(A)	Corporate operating income for the year ended December 31, 2008 includes a reversal of contingent liabilities related to an insolvent former subsidiary of $6,514.

(B)	Corporate assets at December 31, 2009, 2008 and 2007 consist primarily of cash, cash equivalents, short term investments and deferred income taxes.

(C)	Total assets at December 31, 2009 include goodwill of $83,215, $144,290 and $37,027 for the Energy and Chemicals, Distribution and Storage and BioMedical segments, respectively.

(D)	Total assets at December 31, 2008 include goodwill of $81,979, $144,060 and $35,470 for the Energy and Chemicals, Distribution and Storage and BioMedical segments, respectively.

(E)	Total assets at December 31, 2007 include goodwill of $82,116, $130,801 and $35,536 for the Energy and Chemicals, Distribution and Storage, and BioMedical segments, respectively.

A reconciliation of the total of the reportable segments’ operating income to consolidated income before income taxes and minority interest is presented below:

	Year Ended December 31,
	2009	2008	2007
Operating income	$94,334	$133,353	$85,181
Other expense (income):
Interest expense, net	15,817	17,953	22,174
Amortization of deferred financing costs	1,616	1,857	1,646
Gain on acquisition of business	(6,954)	—	—
Foreign currency loss (gain)	(687)	3,948	42

Income before income taxes and minority interest	$84,542	$109,595	$61,319

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Product Sales Information:
Energy and Chemicals Segment
Heat exchangers	$172,374	$197,857	$155,822
Cold boxes and LNG VIP	82,546	114,645	97,850

	$254,920	312,502	253,672

Distribution and Storage Segment
Cryogenic bulk storage systems	$133,045	$164,165	$166,702
Cryogenic packaged gas systems and beverage liquid CO(2) systems	79,134	123,698	118,216
Cryogenic systems and components	10,789	19,060	12,654
Cryogenic services	24,076	28,993	24,993

	$247,044	335,916	322,565

BioMedical Segment
Medical products and biological storage systems	$85,124	$83,901	$77,866
MRI components and other	4,428	12,044	12,292

	89,552	95,945	90,158

Total Sales	$591,516	$744,363	$666,395

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
Geographic Information:	Sales	Long-Lived Assets	Sales	Long-Lived Assets	Sales
United States	$438,379	$356,612	$539,321	$352,990	$484,427
Czech Republic	77,900	87,348	113,836	87,079	96,925
Other Non-U.S. Countries	75,237	68,139	91,206	60,070	85,043

Total	$591,516	$512,099	$744,363	$500,139	$666,395

Note L — Quarterly Data (Unaudited)

Selected quarterly data for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
Sales	$180,192	$155,301	$127,172	$128,851		$591,516
Gross profit	62,666	55,923	39,374	43,918		201,881
Operating income	34,081	29,329	15,964	14,960		94,334
Net income	19,592	17,765	8,227	15,572		61,156
Net income attributable to Chart Industries, Inc.	19,462	17,776	8,248	15,525	(1)	61,011
Net income attributable to Chart Industries, Inc. per share - basic	$0.68	$0.62	$0.29	$0.54
Net income attributable to Chart Industries, Inc. per share - diluted	$0.68	$0.61	$0.28	$0.53

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
Sales	$170,329	$197,752	$188,808	$187,474		$744,363
Gross profit	51,941	64,000	66,164	57,283		239,388
Operating income	26,208	34,833	36,654	35,658	(2)	133,353
Net income	14,627	22,159	20,546	21,774		79,106
Net income attributable to Chart Industries, Inc.	14,656	22,192	20,402	21,674		78,924
Net income attributable to Chart Industries, Inc. per share - basic	$0.52	$0.78	$0.72	$0.76
Net income attributable to Chart Industries, Inc. per share - diluted	$0.51	$0.76	$0.70	$0.75

(1)	Includes $6,954 gain from the acquisition of business.

(2)	Includes $6.5 million benefit for the contingent liabilities reversal from the insolvent former subsidiary offset by $4.9 million in customer settlements and facility shutdown costs.

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

Non-Guarantor Subsidiaries	Jurisdiction
Abahsain Specialized Industrial Co. Ltd. (34% owned)	Saudi Arabia
Changzhou CEM Cryo Equipment Co., Ltd.	China
Chart Asia Investment Company Ltd.	Hong Kong
Chart Australia Pty. Ltd.	Australia
Chart BioMedical Distribution LLC	Delaware
Chart BioMedical GmbH	Germany
Chart Biomedical Limited	United Kingdom
Chart Cryogenic Distribution Equipment (Changzhou) Co., Ltd. (50% owned)	China
Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd.	China
Chart Cryogenic Equipment (Changzhou) Co., Ltd.	China
Chart Ferox a.s.	Czech Republic
Chart Ferox GmbH	Germany
Chart France S.A.S.	France
Chart Industries Luxembourg S.àr.l.	Luxembourg
Chart Italy S.r.l.	Italy
Chart Japan Co., Ltd.	Japan
Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd.	China
Flow Instruments & Engineering GmbH	Germany
GTC of Clarksville, LLC	Delaware
Lox Taiwan (11.25% owned)	Taiwan
Zhangjigang Chart Hailu Cryogenic Equipment Co., Ltd. (dissolved during 2007)	China

The following supplemental condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the years ended December 31, 2009, 2008 and 2007, balance sheets as of December 31, 2009 and December 31, 2008, and statements of cash flows for the years ended December 31, 2009, 2008 and 2007.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
ASSETS
Cash and cash equivalents	$149,596	$2,103	$59,469	$—	$211,168
Accounts receivable, net	—	52,715	24,794	—	77,509
Inventory, net	—	40,130	45,946	(506)	85,570
Other current assets	6,856	26,829	6,472	—	40,157

Total current assets	156,452	121,777	136,681	(506)	414,404
Property, plant and equipment, net	—	68,523	42,630	—	111,153
Goodwill	—	190,902	73,630	—	264,532
Intangible assets, net	—	115,222	8,551	—	123,773
Investments in affiliates	279,313	113,908	—	(392,146)	1,075
Intercompany receivables	298,931	—	—	(298,931)	—
Other assets	6,245	12,321	4,400	(11,400)	11,566

Total assets	$740,941	$622,653	$265,892	$(702,983)	$926,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(21,034)	$127,711	$37,527	$(267)	$143,937

Total current liabilities	(21,034)	127,711	37,527	(267)	143,937
Long-term debt	243,175	—	11,400	(11,400)	243,175
Intercompany payables	—	203,233	94,862	(298,095)	—
Other long-term liabilities	41,554	12,396	8,195	—	62,145

Total liabilities	263,695	343,340	151,984	(309,762)	449,257
Common stock	285	—	—	—	285
Other stockholders’ equity	476,961	279,313	113,908	(393,221)	476,961

Total stockholders’ equity	477,246	279,313	113,908	(393,221)	477,246

Total liabilities and stockholders’ equity	$740,941	$622,653	$265,892	$(702,983)	$926,503

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
ASSETS
Cash and cash equivalents	$84,428	$2,540	$35,197	$—	$122,165
Short term investments	32,264	—	—	—	32,264
Accounts receivable, net	—	70,872	20,826	—	91,698
Inventory, net	—	52,350	43,855	(815)	95,390
Other current assets	8,857	42,201	16,375	—	67,433

Total current assets	125,549	167,963	116,253	(815)	408,950
Property, plant and equipment, net	—	59,898	38,549	—	98,447
Goodwill	—	189,791	71,718	—	261,509
Intangible assets, net	—	124,064	5,478	—	129,542
Investments in affiliates	201,709	86,447	—	(287,616)	540
Intercompany receivables	327,049	—	—	(327,049)	—
Other assets	7,860	966	1,613	—	10,439

Total assets	$662,167	$629,129	$233,611	$(615,480)	$909,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(27,850)	$182,552	$39,469	$(10)	$194,161

Total current liabilities	(27,850)	182,552	39,469	(10)	194,161
Long-term debt	243,175	—	—	—	243,175
Intercompany payables	—	227,874	99,440	(327,314)	—
Other long-term liabilities	41,390	16,994	8,255	—	66,639

Total liabilities	256,715	427,420	147,164	(327,324)	503,975
Common stock	284	—	—	—	284
Other stockholders’ equity	405,168	201,709	86,447	(288,156)	405,168

Total stockholders’ equity	405,452	201,709	86,447	(288,156)	405,452

Total liabilities and stockholders’ equity	$662,167	$629,129	$233,611	$(615,480)	$909,427

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Net sales	$—	$439,740	$155,471	$(3,695)	$591,516
Cost of sales	—	270,110	123,529	(4,004)	389,635

Gross profit	—	169,630	31,942	309	201,881
Selling, general and administrative expenses	1,476	91,399	14,672	—	107,547

Operating income	(1,476)	78,231	17,270	309	94,334
Interest expense	17,745	(32)	(280)	—	17,433
Other (income) expense, net	—	(3,778)	(3,718)	—	(7,496)

Income (loss) before income taxes and equity in net (income) of subsidiaries	(19,221)	82,041	21,268	309	84,397
Income tax (benefit) provision	(5,324)	25,957	2,641	112	23,386
Equity in net (income) of subsidiaries	(74,908)	(18,824)	—	93,732	—

Net income	$61,011	$74,908	$18,627	$(93,535)	$61,011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Net sales	$—	$548,734	200,965	$(5,336)	$744,363
Cost of sales	—	353,924	155,578	(4,527)	504,975

Gross profit	—	194,810	45,387	(809)	239,388
Selling, general and administrative expenses	1,557	89,577	14,901	—	106,035

Operating (loss) income	(1,557)	105,233	30,486	(809)	133,353
Interest expense, net	18,574	4	(625)	—	17,953
Other expense (income), net	1,857	1,867	2,081	—	5,805
Minority interest, net of tax	—	—	182	—	182

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(21,988)	103,362	28,848	(809)	109,413
Income tax (benefit) provision	(6,112)	32,916	3,685	—	30,489
Equity in net (income) loss of subsidiaries	(94,800)	(24,354)	—	119,154	—

Net income (loss)	$78,924	$94,800	$25,163	$(119,963)	$78,924

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Net sales	$—	$493,878	$176,311	$(3,794)	$666,395
Cost of sales	—	344,552	135,724	(3,422)	476,854

Gross profit	—	149,326	40,587	(372)	189,541
Selling, general and administrative expenses	1,359	90,039	12,962	—	104,360

Operating (loss) income	(1,359)	59,287	27,625	(372)	85,181
Interest expense, net	22,583	(23)	(386)	—	22,174
Other expense (income), net	1,646	135	(93)	—	1,688
Minority interest, net of tax	—	—	(156)	—	(156)

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(25,588)	59,175	28,260	(372)	61,475
Income tax (benefit) provision	(7,411)	21,805	2,925	—	17,319
Equity in net (income) loss of subsidiaries	(62,333)	(24,963)	—	87,296	—

Net income (loss)	$44,156	$62,333	$25,335	$(87,668)	$44,156

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(2,623)	$53,685	$31,726	$4,138	$86,926
Cash flows from investing activities:
Capital expenditures	—	(10,619)	(2,571)	—	(13,190)
Acquisition of businesses, net of cash acquired	—	(5,937)	(12,149)	—	(18,086)
Maturities of short-term investments	32,264	—	—	—	32,264
Other investing activities	—	(1,790)	—	—	(1,790)

Net cash (used in) investing activities	32,264	(18,346)	(14,720)	—	(802)
Cash flows from financing activities:
Net change in debt	—		11,400	(11,400)	—
Other financing activities	776	—	—	—	776
Intercompany account changes	34,752	(35,776)	(6,238)	7,262	—

Net cash provided by (used in) financing activities	35,528	(35,776)	5,162	(4,138)	776

Net (decrease) increase in cash and cash equivalents	65,169	(437)	22,168	—	86,900
Effect of exchange rate changes	—	—	2,103	—	2,103
Cash and cash equivalents, beginning of period	84,428	2,540	35,197	—	122,165

Cash and cash equivalents, end of period	$149,597	$2,103	$59,468	$—	$211,168

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(22,041)	$83,210	$15,894	$5,444	$82,507
Cash flows from investing activities:
Capital expenditures	—	(10,876)	(8,152)	—	(19,028)
Other investing activities		2,099	(1,612)	—	487

Net cash used in investing activities	—	(8,777)	(9,764)	—	(18,541)

Cash flows from financing activities:
Net change in debt	(40,000)	(750)	—	—	(40,750)
Underwriters’ over-allotment proceeds, net	38,042	—	—	—	38,042
Stock option exercise proceeds	4,797	—	—	—	4,797
Tax benefit from exercise of stock options	4,323	—	—	—	4,323
Other financing activities	(296)	—	1,328	—	1,032
Intercompany account changes	58,275	(69,202)	16,371	(5,444)	—

Net cash provided by (used in) financing activities	65,141	(69,952)	17,699	(5,444)	7,444

Net increase in cash and cash equivalents	43,100	4,481	23,829	—	71,410
Effect of exchange rate changes on cash	—	—	2,605	—	2,605
Cash and cash equivalents, beginning					—
of period	6,084	114	12,656	—	18,854

Cash and cash equivalents, end of period	$49,184	$4,595	$39,090	$—	$92,869

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 2, 2005 by and among Chart Industries, Inc., certain of its stockholders, First Reserve Fund X, L.P. and CI Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

3.2	Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed with the SEC on December 19, 2008 (File No. 001-11442)).

4.1	Form of Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

4.2	Indenture, dated as of October 17, 2005, between Chart Industries, Inc. and The Bank of New York as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

10.1	Underwriting Agreement, dated July 25, 2006, among Chart Industries, Inc. and the several underwriters named therein (incorporated by reference to Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2006 (File No. 001-11442)).

10.2	Form of Amended and Restated Management Stockholders Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

10.3	Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.3.1	Form of Nonqualified Stock Option Agreement (2005 and 2006 grants) under the Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.3.2	Form of Restricted Stock Unit Agreement (for non-employee directors) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.3.3	Form of 2007 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed with the SEC on August 7, 2007 (File No. 001-11442)).*

10.3.4	Form of 2008 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11442)).*

10.3.5	Form of 2009 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.3.6	Form of Nonqualified Stock Option Agreement (2007 and 2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed with the SEC on August 7, 2007 (File No. 001-11442)).*

Exhibit No.	Description
10.3.7	Form of Nonqualified Stock Option Agreement (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.3.8	Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) (2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11442)).*

10.3.9	Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors)(2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-11442)).*

10.4	Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 7, 2009 (File No. 001-11442)).*

10.4.1	Form of Nonqualified Stock Option Agreement under the Chart Industries, Inc. 2009 Omnibus Equity Plan.* (x)

10.4.2	Form of Restricted Stock Agreement under the Chart Industries, Inc. 2009 Omnibus Equity Plan.* (x)

10.4.3	Forms of Stock Award Agreement and Deferral Election Form (for eligible directors) under the Chart Industries, Inc. 2009 Omnibus Equity.* (x)

10.5	Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.6	2006 Chart Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.7	Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.7.1	Amendment No. 1 to Chart Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.6.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.8	Chart Industries, Inc. 2009 Incentive Compensation Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 7, 2009 (File No. 001-11442)).*

10.9	Credit Agreement, dated October 17, 2005, by and among FR X Chart Holdings LLC, CI Acquisition, Inc. and the Lenders thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

10.9.1	Amendment No. 1 and Consent to the Credit Agreement and Amendment No. 1 to the Guarantee and Collateral Agreement dated July 31, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.10	Guarantee and Collateral Agreement, dated as of October 17, 2005 among FR X Chart Holdings LLC, as guarantor and pledgor, CI Acquisition, Inc., as borrower, each subsidiary loan party named therein and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

Exhibit No.	Description
10.11	Employment Agreement, dated February 26, 2008, by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.11.1	Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.12	Employment Agreement, dated February 26, 2008, by and between Registrant and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.12.1	Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Michael F. Biehl (incorporated by reference to Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.13	Employment Agreement, dated February 26, 2008, by and between Registrant and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.13.1	Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Matthew J. Klaben (incorporated by reference to Exhibit 10.11.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.14	Employment Agreement, dated February 26, 2008, by and between Registrant and James H. Hoppel, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.14.1	Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and James H. Hoppel, Jr. (incorporated by reference to Exhibit 10.12.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.15	Employment Agreement, dated February 26, 2008, by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.15.1	Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.13.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

10.17	IAM Agreement 2007-2010, effective February 4, 2007, by and between Chart Energy & Chemicals, Inc. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-141730)).

10.18	Underwriting Agreement, dated June 6, 2007, among Chart Industries, Inc. and the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s current report on Form 8-K, filed with the SEC on June 12, 2007 (File No. 001-11442)).

Exhibit No.	Description
21.1	List of Subsidiaries. (x)

23.1	Consent of Independent Registered Public Accounting Firm. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Financial Officer. (xx)

32.2	Section 1350 Certification of the Company’s Chief Executive Officer. (xx)

(x)	Filed herewith.

(xx)	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

E-4