Form 10-Q
period 2010-03-31
CHART INDUSTRIES INC
filed 2010-04-29
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At April 29, 2010, there were 28,681,486 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$213,477	$211,168
Accounts receivable, net	73,375	77,509
Inventories, net	85,802	85,570
Unbilled contract revenue	15,028	18,252
Other current assets	21,742	21,905

Total Current Assets	409,424	414,404

Property, plant and equipment, net	111,611	111,153
Goodwill	263,777	264,532
Identifiable intangible assets, net	120,862	123,773
Other assets, net	12,093	12,641

TOTAL ASSETS	$917,767	$926,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$42,707	$38,089
Customer advances and billings in excess of contract revenue	50,223	51,782
Accrued expenses and other current liabilities	43,394	54,066

Total Current Liabilities	136,324	143,937

Long-term debt	243,175	243,175
Other long-term liabilities	62,019	62,145
Equity
Chart Industries Inc. shareholders’ equity:
Common stock, par value $.01 per share – 150,000,000 shares authorized, 28,676,221 and 28,481,586 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	287	285
Additional paid-in capital	252,557	251,692
Retained earnings	211,864	210,480
Accumulated other comprehensive income	9,810	13,104

Total Chart Industries Inc. shareholders’ equity	474,518	475,561
Noncontrolling interest	1,731	1,685

Total equity	476,249	477,246

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$917,767	$926,503

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009

Sales	$116,734	$180,192
Cost of sales	82,458	117,526

Gross profit	34,276	62,666

Selling, general and administrative expenses	23,957	25,934
Amortization expense	2,716	2,651

	26,673	28,585

Operating income	7,603	34,081

Other expenses:
Interest expense, net	4,060	3,842
Financing costs amortization	404	404
Foreign currency loss	1,163	681

	5,627	4,927

Income before income taxes	1,976	29,154

Income tax expense	557	9,562

Net income	1,419	19,592

Noncontrolling interest, net of taxes	35	130

Net income attributable to Chart Industries, Inc.	$1,384	$19,462

Net income attributable to Chart Industries, Inc. per common share – basic	$0.05	$0.68

Net income attributable to Chart industries, Inc. per common share – diluted	$0.05	$0.68

Weighted average number of common shares outstanding – basic	28,508	28,417

Weighted average number of common shares outstanding – diluted	29,172	28,639

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$1,419	$19,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,777	5,268
Employee stock and stock option related compensation expense	899	845
Financing costs amortization	404	404
Other non-cash operating activities	2,595	953
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	2,621	(1,728)
Inventory	(2,257)	1,777
Unbilled contract revenues and other current assets	3,257	7,842
Accounts payable and other current liabilities	(3,591)	5,805
Customer advances and billings in excess of contract revenue	(1,329)	(14,397)

Net Cash Provided By Operating Activities	9,795	26,361

INVESTING ACTIVITIES
Capital expenditures	(3,939)	(2,324)
Other investing activities	(2,344)	2,035

Net Cash Used In Investing Activities	(6,283)	(289)

FINANCING ACTIVITIES
Other financing activities	(33)	—

Net Cash Used In Financing Activities	(33)	—

Net increase in cash and cash equivalents	3,479	26,072
Effect of exchange rate changes on cash	(1,170)	(1,226)
Cash and cash equivalents at beginning of period	211,168	122,165

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$213,477	$147,011

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Nature of Operations: The Company is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and end-use of industrial gases and hydrocarbons. The Company has domestic operations located across the United States, including the principal executive offices located in Ohio and an international presence in Asia, Australia and Europe.

Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The March 31, 2010 and December 31, 2009 balances include money market instruments.

Short-Term Investments: The Company invests in short-term, highly liquid, variable rate instruments, which have stated maturities of greater than three months but less than six months. These short-term investments are recorded at cost which approximates fair value. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, classifies investment securities as current assets. There are no short-term investments at March 31, 2010 or December 31, 2009.

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	March 31, 2010	December 31, 2009
Raw materials and supplies	$24,596	$22,795
Work in process	21,456	19,967
Finished goods	39,750	42,808

	$85,802	$85,570

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2010

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

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Balance as of January 1	$8,764	$8,636
Warranty expense	935	1,013
Warranty usage	(582)	(1,090)

Balance as of March 31	$9,117	$8,559

Goodwill and Other Intangible Assets: The Company does not amortize goodwill or other indefinite lived intangible assets, but reviews them at least annually, and on an interim basis if necessary, for impairment using a measurement date of October 1st. The Company amortizes intangible assets that have finite lives over their useful lives.

The Company determines the fair value of any indefinite lived intangible asset using a discounted cash flow method, compares the fair value to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Goodwill is tested utilizing a two-step approach. After recording any impairment losses for indefinite-lived intangible assets, the Company determines the fair value of each reporting unit and compares the fair value to its carrying value, including goodwill, of such reporting unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount of the impairment, if any, would then be measured in step two, which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		March 31, 2010		December 31, 2009
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Finite-lived assets:
Unpatented technology	9 years	$10,898	$(5,740)	$10,988	$(5,407)
Patents	10 years	8,395	(3,636)	9,016	(4,040)
Product names	14 years	4,001	(993)	4,001	(907)
Non-compete agreements	3 years	2,130	(1,633)	3,474	(2,871)
Customer relations	13 years	106,052	(33,148)	106,194	(31,239)

		$131,476	$(45,150)	$133,673	$(44,464)

Indefinite-lived intangible assets:
Goodwill		$263,777		$264,532
Trademarks and trade names		34,536		34,564

		$298,313		$299,096

Amortization expense for finite-lived intangible assets was $2,716 and $2,651 for the three months ended March 31, 2010 and 2009, respectively, and is estimated to be approximately $10,800 for 2010 and $9,600 for each of the years 2011 through 2015.

Stock-Based Compensation: The Company records stock-based compensation according to current accounting guidance which requires all share-based payments to employees and directors, including grants of employee stock options, to be measured at fair value on the date of grant.

During the three months ended March 31, 2010, the Company granted 236 stock options and 184 restricted stock and restricted stock unit awards. The stock options vest over a four year period and the restricted stock and unit awards vest over a three year period.

The Company recognized $899 and $845 in stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the total stock-based compensation expected to be recognized over the weighted average period of 1.9 years is $6,930.

Recently Issued Accounting Pronouncements: In June 2009, the FASB issued guidance as codified in ASC 810-10, “Consolidation of Variable Interest Entities” (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). This guidance is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities (“VIE’s”) and by requiring additional disclosures about a company’s involvement in variable interest entities. This guidance is generally effective for annual periods beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of this guidance did not have a material impact on the financial statements of the Company.

NOTE B – Fair Value Measurements

The Company measures financial assets and liabilities at fair value in three levels of input. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE B – Fair Value Measurements – Continued

Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, British pound and Czech koruna. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Changes in their fair value are recorded in the consolidated statement of operations as foreign currency gains or losses. The changes in fair value generated a net loss of $37 for the three months ended March 31, 2010 and a net gain of $81 for the three months ended March 31, 2009.

At March 31, 2010, the fair value of the Company’s derivative assets representing foreign currency forward contracts was $91. These were recorded on the balance sheet as other current assets. As of March 31, 2010, the Company held forward currency contracts to sell (i) 4,000 euros against the Czech koruna, (ii) 2,700 euros against the U.S. dollar and (iii) 485 Polish zloty against the Czech koruna. The Company’s foreign currency forward contracts are not exchange traded instruments and, accordingly, are classified as being valued using level 2 inputs which are based on observable inputs such as quoted prices for similar assets and liabilities in active markets.

The Company does not enter into derivative instruments for trading or speculative purposes.

The fair value of the Company’s Term Loan is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under this method, the fair value of the Company’s Term Loan approximated its carrying value at March 31, 2010 and December 31, 2009. The fair value of the Subordinated Notes is estimated based on a third party’s bid price. The fair value approximated the carrying value of $163,175 at March 31, 2010 and at December 31, 2009.

NOTE C — Debt and Credit Arrangements

The Company has a senior secured credit facility (the “Senior Credit Facility”) and $163,175 of 9 1/8% senior subordinated notes (the “Subordinated Notes”) outstanding. The Senior Credit Facility consists of a $180,000 term loan facility (the “Term Loan”), of which $80,000 remains outstanding and a $115,000 revolving credit facility (the “Revolver”), of which $55,000 may be used for letters of credit extending beyond one year from their date of issuance. The Term Loan matures on October 17, 2012 and the Revolver matures on October 17, 2010. Due to the upcoming maturity of the Revolver, the Company is currently negotiating a new Senior Credit Facility and expects to close on the new facility during the second quarter of 2010. As a result of voluntary principal payments in prior years, the Term Loan does not require any regular principal payments before the maturity date. The interest rate under the Senior Credit Facility is, at the Company’s option, the Alternative Base Rate (“ABR”) plus 1.0% or LIBOR plus 2.0% on the Term Loan and ABR plus 1.5% or LIBOR plus 2.5% on the Revolver. The applicable interest margin on the Revolver could decrease based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay an annual administrative fee of $100, a commitment fee of 0.375% on the unused Revolver balance, a letter of credit participation fee of 2.0% per annum on the letter of credit exposure and a letter of credit issuance fee of 0.25%. The obligations under the Senior Credit Facility are secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s first-tier non-U.S. subsidiaries.

The Subordinated Notes are due in 2015 with interest payable semi-annually on April 15th and October 15th. Any of the Subordinated Notes may be redeemed solely at the Company’s option beginning on October 15, 2010. The initial redemption price is 104.563% of the principal amount, plus accrued interest. Also, any of the notes may be redeemed solely at the Company’s option at any time prior to October 15, 2010, plus accrued interest and a “make-whole” premium. The Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company, including the Senior Credit Facility, pari passu in right of payment with all future senior subordinated indebtedness of the Company, and senior in right of payment with any future indebtedness of the Company that expressly provides for its subordination to the Subordinated Notes. The Subordinated Notes are unconditionally guaranteed jointly and severally by substantially all of the Company’s U.S. subsidiaries

The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements – Continued

guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility and indenture governing the Subordinated Notes also include financial covenants relating to leverage, interest coverage and fixed charge coverage ratios. The Company is in compliance with all covenants at March 31, 2010. As of March 31, 2010, there was $80,000 outstanding under the Term Loan, $163,175 outstanding under the Subordinated Notes and letters of credit and bank guarantees totaling $23,101 supported by the Revolver.

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

Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured revolving credit facilities with borrowing capacity, including overdraft protection, of up to 200,000 Czech korunas (“CSK”). Ferox maintains two separate facilities. Under the first facility, the revolving credit portion allows Ferox to make borrowings in CSK, euros and U.S. dollars. Borrowings in CSK are at PRIBOR, borrowings in Euros are at EURIBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 1.0%. The second facility does not allow for revolving credit borrowings. Both facilities allow for overdraft protection in CSK, euros and U.S. dollars. Borrowings in CSK are at PRIBOR, borrowings in euros are at an overnight European indexed average and borrowings in U.S. dollars are at LIBOR, with a fixed margin of 0.6 – 1.0%. Ferox is not required to pay a commitment fee to the lenders under either facility in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.70% on the face amount of each guarantee. Ferox’s land, buildings and accounts receivable secure the revolving credit facilities. At March 31, 2010, there were no borrowings outstanding under the Ferox revolving credit facilities. However, there were $4,836 of bank guarantees supported by the Ferox revolving credit facilities.

Flow Instruments & Engineering GmbH, (“Flow”), a wholly-owned subsidiary of Ferox, maintains two revolving lines of credit with 320 euros in borrowing capacity. As of March 31, 2010, there were no borrowings outstanding under either line of credit.

NOTE D – Restructuring Activities

The Company initiated cost containment programs in 2009 to appropriately align its cost structure with expected market conditions. The programs consisted primarily of planned workforce reductions and the shutdown of its Denver, Colorado BioMedical facility. The planned workforce reductions were substantially completed during the fourth quarter of 2009 and the shutdown of the BioMedical facility was completed in the third quarter of 2009.

The following table summarizes the Company’s restructuring activities for the three months ended March 31, 2010.

	Three Months Ended March 31, 2010
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at January 1, 2010	$682	$1,608	$503	$88	$2,881
Restructuring charges	56	—	35	—	91
Cash payments	(413)	(426)	(318)	(66)	(1,223)

Balance as of March 31, 2010	$325	$1,182	$220	$22	$1,749

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE E — Earnings per Share

The following table presents calculations of net income per share of common stock for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Net income attributable to Chart Industries, Inc.	$1,384	$19,462

Net income attributable to Chart Industries, Inc. per common share - basic	$0.05	$0.68

Net income attributable to Chart Industries, Inc. per common share - diluted	$0.05	$0.68

Weighted average number of common shares outstanding - basic	28,508	28,417

Incremental shares issuable upon assumed conversion and exercise of stock options	664	222

Total shares - diluted	29,172	28,639

NOTE F — Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	March 31, 2010	December 31, 2009
Foreign currency translation adjustments	$14,330	$17,691
Pension liability adjustments, net of taxes	(4,520)	(4,587)

	$9,810	$13,104

The following is a summary of the components of total comprehensive income, net of related income taxes:

	Three Months Ended
	March 31, 2010	March 31, 2009
Net income	$1,419	$19,592
Other comprehensive (loss) income:
Foreign currency translation (losses)	(3,361)	(4,784)
Defined benefit pension plan amortization of net loss	67	170

Comprehensive (loss) income	(1,875)	14,978
Less: Comprehensive income attributable to noncontrolling interest	(35)	(130)

Comprehensive (loss) income attributable to Chart	$(1,910)	$14,848

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE G — Acquisitions

On November 27, 2009, Caire, Inc. and other wholly-owned subsidiaries of the Company completed the acquisition of Covidien’s liquid oxygen therapy business, including the design, manufacturing, and worldwide sales and service functions, for $9,082 in cash in the initial closing. In addition pursuant to the terms of the acquisition agreement, on April 2, 2010, the Company purchased Covidien’s remaining liquid oxygen therapy assets located in Japan for approximately $1,000. The fair value of the assets acquired in the initial closing of $16,036 exceeded the cash paid and, accordingly, resulted in a gain on acquisition of business of $6,954 in 2009. Net sales of $12,909 were added to the Company’s BioMedical segment during the three months ended March 31, 2010.

During the second quarter of 2009, the Company completed the acquisition of the equity interests of Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd. (“Golden Phoenix”) and substantially all of the assets of Tri-Thermal, Inc. for an aggregate of $12,175, net of cash acquired, of which $2,344 was paid in February 2010 and the remaining $1,758 will be paid during the second quarter of 2010. The fair values of the net assets acquired and goodwill at the date of acquisition were $10,000 and $2,700, respectively. Golden Phoenix manufactures liquid nitrogen aluminum storage containers used primarily in the animal breeding industry and is located in China. Golden Phoenix is included in the Company’s BioMedical segment. Tri-Thermal is located in Tulsa, Oklahoma and sells replacement parts for air-cooled heat exchangers. Tri-Thermal’s results are included in the Company’s Energy & Chemicals segment.

Pro-forma information related to these acquisitions has not been presented because the impact on the Company’s consolidated results of operations is not material.

NOTE H — Income Taxes

At March 31, 2010, the Company had recorded a $1,470 liability under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), for gross unrecognized tax benefits. This amount, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2010, the Company had accrued approximately $192 for the payment of interest and penalties. There were no material adjustments to the recorded liability for unrecognized tax benefits during the first quarter of 2010.

NOTE I — Employee Benefit Plans

The Company has one frozen defined benefit pension plan that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.

The following table sets forth the components of net periodic pension expense (benefit) for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Interest cost	$612	$599
Expected return on plan assets	(588)	(457)
Amortization of net loss	67	170

Total pension expense	$91	$312

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2010

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

Information for the Company’s three reportable segments and corporate is presented below:

	Three Months Ended March 31, 2010
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total

Sales	$26,098	$57,693	$32,943	$—	$116,734

Operating income (loss)	(264)	8,923	5,601	(6,657)	7,603

	Three Months Ended March 31, 2009
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total

Sales	$90,380	$69,429	$20,383	$—	$180,192

Operating income (loss)	25,043	11,022	4,381	(6,365)	34,081

NOTE K — Subsequent Events

On April 5, 2010, Caire, Inc. announced its plan to close its liquid oxygen therapy manufacturing operations in Plainfield, Indiana. The manufacturing and customer service operations will be relocated to a facility near an existing BioMedical facility in Canton, Georgia. It is expected to take approximately twelve months to complete the relocation. The closure and relocation are expected to cost approximately $6,000 which is expected to be primarily incurred in 2010. The cost will include cash expenditures for employee retention and separation benefits and lease exit costs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE L — Supplemental Guarantor Financial Information

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

Non-Guarantor Subsidiaries	Jurisdiction

Abahsain Specialized Industrial Co. Ltd. (34% owned)	Saudi Arabia
Changzhou CEM Cryo Equipment Co., Ltd.	China
Chart Asia Investment Company Ltd.	Hong Kong
Chart Australia Pty. Ltd.	Australia
Chart BioMedical Distribution LLC	Delaware
Chart BioMedical GmbH	Germany
Chart Biomedical Limited	United Kingdom
Chart Cryogenic Distribution Equipment (Changzhou) Co., Ltd. (50% owned)	China
Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd.	China
Chart Cryogenic Equipment (Changzhou) Co., Ltd.	China
Chart Ferox, a.s.	Czech Republic
Chart Ferox GmbH	Germany
Chart France S.A.S.	France
Chart Industries Luxembourg S.á.r.l	Luxembourg
Chart Italy S.r.l.	Italy
Chart Japan Co., Ltd.	Japan
Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd.	China
Flow Instruments & Engineering GmbH	Germany
GTC of Clarksville, LLC	Delaware
Lox Taiwan (11.25% owned)	Taiwan

The following supplemental condensed consolidating and combining financial information of the Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the three months ended March 31, 2010 and 2009, balance sheets as of March 31, 2010 and December 31, 2009 and statements of cash flows for the three months ended March 31, 2010 and 2009.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2010

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
ASSETS
Cash and cash equivalents	$146,459	$808	$66,210	$—	$213,477
Accounts receivable, net	—	47,467	25,908	—	73,375
Inventory, net	—	40,161	46,127	(486)	85,802
Other current assets	6,861	23,779	7,630	(1,500)	36,770

Total current assets	153,320	112,215	145,875	(1,986)	409,424
Property, plant and equipment, net	—	68,077	43,534	—	111,611
Goodwill	—	190,903	72,874	—	263,777
Intangible assets, net	—	112,794	8,068	—	120,862
Investments in affiliates	284,494	114,202	—	(397,784)	912
Intercompany receivables	322,868	—	—	(322,868)	—
Other assets	5,840	18,960	3,190	(16,809)	11,181

Total assets	$766,522	$617,151	$273,541	$(739,447)	$917,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$5,544	$97,789	$34,467	$(1,476)	$136,324

Total current liabilities	5,544	97,789	34,467	(1,476)	136,324
Long-term debt	243,175	—	—	—	243,175
Intercompany payables	—	222,497	99,968	(322,465)	—
Other long-term liabilities	41,554	12,371	24,904	(16,810)	62,019

Total liabilities	290,273	332,657	159,339	(340,751)	441,518
Common stock	287	—	—	—	287
Other stockholders’ equity	475,962	284,494	114,202	(398,696)	475,962

Total stockholders’ equity	476,249	284,494	114,202	(398,696)	476,249

Total liabilities and stockholders’ equity	$766,522	$617,151	$273,541	$(739,447)	$917,767

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2010

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2010

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Net sales	$—	$74,679	43,445	$(1,390)	$116,734
Cost of sales	—	49,419	34,448	(1,409)	82,458

Gross profit	—	25,260	8,997	19	34,276
Selling, general and administrative expenses	113	22,653	3,907	—	26,673

Operating (loss) income	(113)	2,607	5,090	19	7,603
Interest expense, net	4,105	(8)	(37)	—	4,060
Other expense (income), net	404	(32)	1,195	—	1,567
Noncontrolling interest, net of tax	—	—	35	—	35

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(4,622)	2,647	3,897	19	1,941
Income tax (benefit) provision	(1,198)	873	882	—	557
Equity in net (income) loss of subsidiaries	(4,808)	(3,034)	—	7,842	—

Net income (loss) attributable to Chart Industries, Inc.	$1,384	$4,808	$3,015	$(7,823)	$1,384

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Net sales	$—	$140,473	40,566	$(847)	$180,192
Cost of sales	—	86,320	32,260	(1,054)	117,526

Gross profit	—	54,153	8,306	207	62,666
Selling, general and administrative expenses	375	24,684	3,526	—	28,585

Operating (loss) income	(375)	29,469	4,780	207	34,081
Interest expense, net	3,964	(3)	(119)	—	3,842
Other expense (income), net	404	(305)	986	—	1,085
Noncontrolling interest, net of tax	—	—	130	—	130

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(4,743)	29,777	3,783	207	29,024
Income tax (benefit) provision	(4,523)	13,679	406	—	9,562
Equity in net (income) loss of subsidiaries	(19,682)	(3,584)	—	23,266	—

Net income (loss) attributable to Chart Industries, Inc.	$19,462	$19,682	$3,377	$(23,059)	$19,462

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2010

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$23,558	$(14,426)	$(512)	$1,175	$9,795
Cash flows from investing activities:
Capital expenditures	—	(2,860)	(1,079)	—	(3,939)
Other investing activities	—	—	(2,344)	—	(2,344)

Net cash used in investing activities	—	(2,860)	(3,423)	—	(6,283)

Cash flows from financing activities:
Net debt activity	—	(6,910)	6,910	—	—
Other financing activities	(33)	—	—	—	(33)
Intercompany account changes	(26,662)	22,901	4,936	(1,175)	—

Net cash (used in) provided by financing activities	(26,695)	15,991	11,846	(1,175)	(33)

Net (decrease) increase in cash and cash equivalents	(3,137)	(1,295)	7,911	—	3,479
Effect of exchange rate changes on cash	—	—	(1,170)	—	(1,170)
Cash and cash equivalents, beginning of period	149,596	2,103	59,469	—	211,168

Cash and cash equivalents, end of period	$146,459	$808	$66,210	$—	$213,477

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2010

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

For the three months ended March 31, 2010, orders were $139.4 million and backlog has increased to $204.6 million compared to $185.1 million at December 31, 2009. We experienced decreases in our sales, gross profit and operating income for the three months ended March 31, 2010 compared to the same period in 2009, which was largely due to the reduction in project backlog at E&C with the completion of several large LNG projects during 2009 and the reduction in orders as a result of the global economic downturn. This was partially offset by benefits from the acquisition of the liquid oxygen therapy business of Covidien (“Covidien Acquisition”) in November 2009. Sales for the three months ended March 31, 2010 were $116.7 million compared to sales of $180.2 million for the three months ended March 31, 2009, reflecting a decrease of $63.5 million, or 35.2%. Our gross profit for the three months ended March 31, 2010 was $34.3 million, or 29.4% of sales, as compared to $62.7 million, or 34.8% of sales, for the same period in 2009. In addition, our operating income for the three months ended March 31, 2010 was $7.6 million compared to $34.1 million for the same period in 2009.

Although the global economic downturn impacted order volume and project timing, we see an improving global market in all our business segments. Order intake began to improve during the third quarter of 2009 and has continued to improve sequentially through the first quarter of 2010. We are currently negotiating a new senior secured credit facility and expect to close on the new facility during the second quarter of 2010. We believe that our cash flow from operations, available cash and available borrowings under our senior secured credit facility (“Senior Credit Facility”) should be adequate to meet our working capital, capital expenditure, debt service and other operational funding requirements for the remaining nine months of 2010.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

The following table sets forth sales, gross profit, gross profit margin and operating income (loss) for our operating segments for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Sales
Energy & Chemicals	$26,098	$90,380
Distribution & Storage	57,693	69,429
BioMedical	32,943	20,383

Total	$116,734	$180,192

Gross Profit
Energy & Chemicals	$5,754	$34,653
Distribution & Storage	17,295	19,985
BioMedical	11,227	8,028

Total	$34,276	$62,666

Gross Profit Margin
Energy & Chemicals	22.0%	38.3%
Distribution & Storage	30.0%	28.8%
BioMedical	34.1%	39.4%
Total	29.4%	34.8%

Operating Income (Loss)
Energy & Chemicals	$(264)	$25,043
Distribution & Storage	8,923	11,022
BioMedical	5,601	4,381
Corporate	(6,657)	(6,365)

Total	$7,603	$34,081

Sales

Sales for the three months ended March 31, 2010 were $116.7 million compared to $180.2 million for the three months ended March 31, 2009, reflecting a decrease of $63.5 million, or 35.2%, primarily resulting from the global economic downturn. E&C segment sales were $26.1 million for the three months ended March 31, 2010 compared with sales of $90.4 million for three months ended March 31, 2009, which reflected a decrease of $64.3 million or 71.1%. This decrease in E&C sales for the three months ended March 31, 2010 was primarily due to lower volume in both brazed aluminum heat exchangers and process systems due to the completion of several large projects during 2009. In addition, reduced orders as a result of the global economic downturn also contributed to the decline, as orders and backlog take a longer time to be converted to revenue in this business due to the customized nature and size of some of the projects. D&S segment sales decreased $11.7 million, or 16.9%, to $57.7 million for the three months ended March 31, 2010 from $69.4 million for the three months ended March 31, 2009. Sales for bulk storage systems and package gas systems decreased $9.4 million and $2.3 million, respectively. These decreases were due to lower volume and prices. BioMedical segment sales for the three months ended March 31, 2010 were $32.9 million compared to $20.4 million for the same period in 2009, which reflected an increase of $12.5 million. The increase was primarily driven by the Covidien Acquisition in November 2009, which added $12.9 million of medical respiratory sales. Biological storage system sales increased $0.5 million during the three months ended March 31, 2010. These increases were partially offset by the discontinuation of the MRI product line and the shutdown of the Denver, Colorado BioMedical facility during 2009.

Gross Profit and Margin

Gross profit for the three months ended March 31, 2010 was $34.3 million, or 29.4% of sales, versus $62.7 million, or 34.8% of sales, for the three months ended March 31, 2009 and reflected a decrease of $28.4 million. E&C segment gross profit decreased $28.9 million, or 16.3 percentage points, due to significantly lower volume due to the absence of large project work as a result of the global economic downturn in addition to lower prices. Gross profit for the D&S segment decreased $2.7 million, but the margin improved 1.2 percentage points, for the three months ended March 31, 2010 compared to the same period in 2009, primarily due to improved mix and lower material costs. BioMedical gross profit increased $3.2 million, but the margin decreased by 5.3 percentage points, for the three months ended March 31, 2010 compared to the same period in 2009. The increase in gross profit is primarily due to higher sales volume and favorable product mix in medical respiratory product sales as a result of the Covidien Acquisition. The margin decline is attributable to a non-cash charge of $1.5 million related to the write up of acquired inventory to fair value in the Covidien Acquisition that was sold during the three months ended March 31, 2010.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses for the three months ended March 31, 2010 were $24.0 million, or 20.6% of sales, compared to $25.9 million, or 14.4% of sales, for the three months ended March 31, 2009. SG&A expenses for the E&C segment were $5.1 million for the three months ended March 31, 2010 compared to $8.7 million for the three months ended March 31, 2009, a decrease of $3.6 million. The decrease was primarily due to lower variable compensation and sales commission costs related to reduced sales volume and operating performance. D&S segment SG&A expenses for the three months ended March 31, 2010 were $7.1 million compared to $7.7 million for the three months ended March 31, 2009, a decrease of $0.6 million. This decrease was primarily attributable to lower compensation costs due to the reduction in workforce in 2009. SG&A expenses for the BioMedical segment were $5.1 million for the three months ended March 31, 2010 compared to $3.2 million for the three months ended March 31, 2009, an increase of $1.9 million, which was primarily due to increased compensation and integration costs, associated with the Covidien Acquisition. Corporate SG&A expenses for the three months ended March 31, 2010 were $6.7 million compared to $6.3 million for the three months ended March 31, 2009. This increase of $0.4 million was primarily attributable to employee related costs.

Amortization Expense

Amortization expense for the three months ended March 31, 2010 was $2.7 million, or 2.3% of sales, compared to $2.7 million, or 1.5% of sales for the three months ended March 31, 2009.

Operating Income

As a result of the foregoing, operating income for the three months ended March 31, 2010 was $7.6 million, or 6.5% of sales, a decrease of $26.5 million compared to operating income of $34.1 million, or 18.9% of sales, for the same period in 2009.

Net Interest Expense

Net interest expense for the three months ended March 31, 2010 and 2009 was $4.1 million and $3.8 million, respectively. The increase in net interest expense of $0.3 million was primarily attributable to lower interest income resulting from lower interest rates earned on invested cash balances during the quarter ended March 31, 2010.

Other Expense and Income

For the three months ended March 31, 2010, foreign currency losses were $1.2 million as compared to foreign currency losses of $0.7 million for the same period in 2009. The increase in losses was the result of the weakening of the euro against the U.S. dollar and the Czech koruna.

Income Tax Expense

Income tax expense of $0.6 million and $9.6 million for the three months ended March 31, 2010 and 2009, respectively, represents taxes on both U.S. and foreign earnings at annual effective income tax rates of 28.2% and 32.8%, respectively. The decrease in the annual effective income tax rate was primarily due to a decrease in domestic earnings, which are taxed at higher rates, as compared to foreign earnings and the resultant impact on the utilization of tax credits.

Net Income

As a result of the foregoing, net income for the three months ended March 31, 2010 and 2009 was $1.4 million and $19.5 million, respectively.

Liquidity and Capital Resources

Debt Instruments and Related Covenants

As of March 31, 2010, the Company had $80.0 million outstanding under the term loan portion of its Senior Credit Facility, $163.2 million outstanding under the senior subordinated notes (“Subordinated Notes”) and $23.1 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility. The Company is in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. Availability on the revolving portion of the Senior Credit Facility was $86.9 million at March 31, 2010.

Sources and Use of Cash

Cash provided by operations for the three months ended March 31, 2010 was $9.8 million compared with cash provided by operations of $26.4 million for the three months ended March 31, 2009. The decrease in cash provided by operations in the 2010 period was primarily attributable to decreased net income.

Cash used in investing activities for the three months ended March 31, 2010 was $6.3 million compared to $0.3 million for the three months ended March 31, 2009. Capital expenditures for the three months ended March 31, 2010 were $3.9 million compared with $2.3 million for the three months ended March 31, 2009. During the three months ended March 31, 2010, a deferred purchase payment of $2.3 million was made to the former owners of Golden Phoenix Liquid Nitrogen Container Co., Ltd. in accordance with the purchase agreement. During the three months ended March, 31, 2009, certain short-term investments matured and the proceeds totaled $2.0 million.

Cash Requirements

The Company does not anticipate any unusual cash requirements for working capital needs, but expects to use $12.0 to $16.0 million of cash for capital expenditures for the remaining nine months of 2010. A significant portion of the capital expenditures are expected to be used for the construction of new BioMedical manufacturing facilities in Canton, Georgia as part of the Company’s restructuring plan.

During 2010, the Company will continue to consider making acquisitions as part of its strategic growth initiatives and expects to fund these acquisitions with primarily cash or stock.

For the remaining nine months of 2010, cash requirements for debt service are forecasted to be approximately $16.5 million for scheduled interest payments under the Subordinated Notes and our Senior Credit Facility or any new credit facility that replaces the current facility. We are currently negotiating a refinancing of our current Senior Credit Facility which we expect to close during the second quarter and it is probable that a $15.0 million principal payment will be made in connection with the refinancing. In addition, the new senior credit facility will require $3.3 million in principal payments during the remainder of 2010. We are not required to make any scheduled principal payments during the remaining nine months of 2010 under the Subordinated Notes. We may from time to time seek to purchase a portion of our Subordinated Notes outstanding through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and our debt covenants. For the remainder of 2010, we expect to use approximately $12.0 million of cash for both U.S. and foreign income taxes and to contribute approximately $0.5 million of cash to our defined benefit pension plan to meet ERISA minimum funding requirements.

Orders and Backlog

We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and it is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties. Backlog as of March 31, 2010 was $204.6 million compared to $185.1 million as of December 31, 2009.

The following table sets forth orders and backlog by segment for the periods indicated:

	Three Months Ended
	March 31, 2010	December 31, 2009
Orders
Energy & Chemicals	$45,961	$33,581
Distribution & Storage	57,339	61,496
BioMedical	36,050	30,129

Total	$139,350	$125,206

Backlog
Energy & Chemicals	$107,661	$87,816
Distribution & Storage	84,613	87,727
BioMedical	12,325	9,518

Total	$204,599	$185,061

E&C orders for the three months ended March 31, 2010 were $46.0 million compared to $33.6 million for the three months ended December 31, 2009. E&C backlog totaled $107.7 million at March 31, 2010 compared to $87.8 million at December 31, 2009. The increase in orders of $12.4 million included a contract to supply components to an existing ammonia plant in India. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter.

D&S orders for the three months ended March 31, 2010 were $57.3 million compared to $61.5 million for the three months ended December 31, 2009. D&S backlog totaled $84.6 million at March 31, 2010 compared to $87.7 million at December 31, 2009.

BioMedical orders for the three months ended March 31, 2010 were $36.1 million compared to $30.1 million for the three months ended December 31, 2009. BioMedical backlog at March 31, 2010 totaled $12.3 million compared to $9.5 million at December 31, 2009. The Covidien Acquisition contributed to the increase in orders of $5.9 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the Securities Act.

Application of Critical Accounting Policies

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts, inventory valuation reserves, goodwill, indefinite lived intangibles, environmental remediation obligations, product warranty costs, debt covenants, pensions and deferred tax assets. There have been no significant changes in accounting policies since December 31, 2009.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements”. These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue,” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2009), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the impact of the recent global economic and financial crisis;

•	the loss of, or a significant reduction or delay in purchases, by our largest customers;

•	the fluctuations in the price of oil and natural gas;

•	competition in our markets;

•	our reliance on the availability of key supplies and services;

•	degradation of our backlog as a result of modification or termination of orders;

•	financial distress of third parties;

•	health care reform or changes in health care payor reimbursement levels and practices;

•	general economic, political, business and market risks associated with our global operations;

•	fluctuations in foreign currency exchange rates and interest rates;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	our ability to successfully manage our planned operational expansions;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	difficulties in implementing a new ERP system;

•	the loss of key employees;

•	the pricing and availability of raw materials;

•	our ability to manage our fixed-price contract exposure;

•	litigation and disputes involving us, including the extent of product liability, warranty, pension, employment and environmental claims asserted against us;

•	United States Food and Drug Administration regulation of our products;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	additional liabilities related to taxes;

•	the underfunded status of our pension plan;

•	our ability to continue our technical innovation in our product lines;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	disruptions in our operations due to hurricanes or other severe weather;

•	potential violations of the Foreign Corrupt Practices Act;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	risks associated with our indebtedness, leverage, debt service and liquidity, including our ability to refinance our existing credit arrangements; and

•	fluctuations in the price of our stock.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company’s operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company’s primary interest rate risk exposure results from the various floating rate pricing mechanisms on the senior credit facility. If interest rates were to increase 200 basis points (2 percent) from March 31, 2010 rates, and assuming no changes in debt from the March 31, 2010 levels, the additional annual expense would be approximately $1.6 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the euro, the British pound, the Czech koruna and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At March 31, 2010, the Company had foreign exchange contracts with notional amounts of 6,700 euros, of which 2,700 were against the Czech koruna, and 485 Polish zloty. At March 31, 2010, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.

Item 4.	Controls and Procedures

As of March 31, 2010, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	None.

b.)	None.

c.)	During the first quarter of 2010, we repurchased 3,136 shares of common stock pursuant to our 2007 performance stock unit agreements for an aggregate purchase price of approximately $0.1 million to satisfy tax withholding obligations relating to the vesting of performance stock units. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired in March 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – 31, 2010	—	—	—	—

February 1 – 28, 2010	3,136	$17.94	—	—

March 1 – 31, 2010	—	—	—	—

Total	3,136	$17.94	—	—

Item 6.	Exhibits

The following exhibits are filed with this report:

10.1	Amendment No. 2, effective January 1, 2010, to the Employment Agreement dated February 26, 2008 by and between Registrant and Samuel F. Thomas. (x)

10.2	Form of Nonqualified Stock Option Agreement under Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.3	Form of Restricted Stock Agreement under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.4	Forms of Stock Award Agreement and Deferred Election Form (for eligible directors) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.5	IAM Agreement 2010-2013, effective February 6, 2010, by and between Chart Energy & Chemicals, Inc. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO (x).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date: April 29, 2010	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)