Form 10-Q
period 2010-06-30
CHART INDUSTRIES INC
filed 2010-07-29
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At July 29, 2010, there were 28,687,599 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$188,690	$211,168
Accounts receivable, net	86,786	77,509
Inventories, net	80,500	85,570
Unbilled contract revenue	14,892	18,252
Other current assets	20,485	21,905

Total Current Assets	391,353	414,404

Property, plant and equipment, net	111,053	111,153
Goodwill	262,655	264,532
Identifiable intangible assets, net	118,198	123,773
Other assets, net	12,521	12,641

TOTAL ASSETS	$895,780	$926,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$44,799	$38,089
Customer advances and billings in excess of contract revenue	51,292	51,782
Accrued expenses and other current liabilities	38,307	54,066
Current portion of long-term debt	6,500	—

Total Current Liabilities	140,898	143,937

Long-term debt	221,675	243,175
Other long-term liabilities	61,679	62,145
Equity
Chart Industries’ shareholders’ equity:
Common stock, par value $.01 per share – 150,000,000 shares authorized, 28,681,767 and 28,481,586 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	287	285
Additional paid-in capital	253,932	251,692
Retained earnings	214,263	210,480
Accumulated other comprehensive income	1,226	13,104

Total Chart Industries, Inc. shareholders’ equity	469,708	475,561
Noncontrolling interest	1,820	1,685

Total equity	471,528	477,246

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$895,780	$926,503

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Sales	$139,144	$156,704	$257,412	$338,386
Cost of sales	101,569	100,781	185,561	219,797

Gross profit	37,575	55,923	71,851	118,589

Selling, general and administrative expenses	25,529	23,478	49,486	49,412
Amortization expense	2,783	2,616	5,499	5,267
Asset impairment charge	700	500	700	500

	29,012	26,594	55,685	55,179

Operating income	8,563	29,329	16,166	63,410

Other expenses (income):
Gain on acquisition of business	(1,124)	—	(1,124)	—
Interest expense, net	4,181	3,968	8,241	7,810
Financing costs amortization	1,962	404	2,366	808
Foreign currency expense (income)	266	(988)	1,429	(307)

	5,285	3,384	10,912	8,311

Net income before income taxes	3,278	25,945	5,254	55,099

Income tax expense	820	8,180	1,377	17,742

Net income	2,458	17,765	3,877	37,357

Noncontrolling interest, net of taxes	59	(11)	94	119

Net income attributable to Chart Industries, Inc.	$2,399	$17,776	$3,783	$37,238

Net income attributable to Chart Industries, Inc. per common share—basic	$0.08	$0.62	$0.13	$1.31

Net income attributable to Chart Industries, Inc. per common share—diluted	$0.08	$0.61	$0.13	$1.29

Weighted average number of common shares outstanding—basic	28,522	28,443	28,515	28,430

Weighted average number of common shares outstanding—diluted	29,262	29,014	29,217	28,840

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$3,877	$37,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,630	10,538
Employee stock and stock option related compensation expense	2,261	1,648
Financing costs amortization	2,366	808
Gain on acquisition of business	(1,124)	—
Foreign currency expense (income)	1,429	(307)
Asset impairment charge	700	500
Other non-cash operating activities	2,366	567
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(12,431)	25,457
Inventory	941	11,422
Unbilled contract revenues and other current assets	4,115	14,359
Accounts payable and other current liabilities	(2,345)	(9,652)
Customer advances and billings in excess of contract revenue	895	(33,810)

Net Cash Provided By Operating Activities	14,680	58,887

INVESTING ACTIVITIES
Capital expenditures	(7,899)	(5,059)
Acquisition of businesses, net of cash acquired	(5,112)	(5,247)
Proceeds from maturities of short-term investments	—	2,035

Net Cash Used In Investing Activities	(13,011)	(8,271)

FINANCING ACTIVITIES
Principal payments on long term debt	(15,000)	—
Proceeds from exercise of options	37	283
Payment of deferred financing costs	(2,515)	—
Other financing activities	(56)	104

Net Cash (Used) Provided By Financing Activities	(17,534)	387

Net (decrease) increase in cash and cash equivalents	(15,865)	51,003
Effect of exchange rate changes on cash	(6,613)	1,873
Cash and cash equivalents at beginning of period	211,168	122,165

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$188,690	$175,041

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Reclassification: In 2010, the Company determined shipping and handling revenues should be recorded in sales and related shipping and handling costs should be recorded in cost of sales. Previously, both shipping and handling revenues and costs were netted within sales. Prior periods have been reclassified to conform to the current period presentation.

Cost of Sales: Any expenses associated with manufacturing are included in cost of sales. These costs include all materials, direct and indirect labor, inbound freight, purchasing and receiving, inspection, internal transfers and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs, manufacturing engineering, project management and depreciation expense for assets used in the manufacturing process are included in cost of sales.

Selling, general and administrative costs (“SG&A”): SG&A includes selling, marketing, customer service, product management, design engineering, and other administrative costs not directly supporting the manufacturing process as well as depreciation expense associated with non-manufacturing assets. In addition, SG&A includes corporate operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and stock-based compensation expense.

Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The June 30, 2010 and December 31, 2009 balances include money market investments.

Short-Term Investments: From time to time, the Company invests in short-term, highly liquid, variable rate instruments, which have stated maturities of greater than three months but less than six months. These short term investments are recorded at cost which approximates fair value. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, classifies investment securities as current assets. There are no short term investments at June 30, 2010 or December 31, 2009.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	June 30, 2010	December 31, 2009
Raw materials and supplies	$24,754	$22,795
Work in process	20,452	19,967
Finished goods	35,294	42,808

	$80,500	$85,570

Revenue Recognition: For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement, and the selling price to the buyer is fixed or determinable. For brazed aluminum heat exchangers, cold boxes, vacuum-insulated pipe, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders are charged to operations as soon as such losses are known. Pre-contract costs relate primarily to salaries and benefits incurred to support the selling effort and, accordingly, are expensed as incurred. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion. Certain contracts include incentive-fee arrangements clearly defined in the agreement and are recognized as revenue when the criteria have been met. The incentive fees in such contracts can be based on a variety of factors but the most common are the achievement of target completion dates, target costs, and/or other performance criteria. Incentive fee revenue is not recognized until it is earned. Timing of amounts billed on contracts varies from contract to contract and could cause a significant variation in working capital requirements.

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$9,117	$8,559	$8,764	$8,636
Warranty expense	1,164	1,089	2,099	2,103
Warranty usage	(973)	(875)	(1,555)	(1,966)

Ending balance	$9,308	$8,773	$9,308	$8,773

Goodwill and Other Intangible Assets: The Company does not amortize goodwill or other indefinite lived intangible assets, but reviews them at least annually, and on an interim basis if necessary, for impairment using a measurement date of October 1st. The Company amortizes intangible assets that have finite lives over their useful lives.

The Company determines the fair value of any indefinite lived intangible assets using a discounted cash flow method, compares the fair value to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Goodwill is tested utilizing a two-step approach. After recording any impairment losses for indefinite-lived intangible assets, the Company determines the fair value of each reporting unit and compares the fair value to its carrying value, including goodwill, of such reporting unit (step one). To test for impairment, the Company is required to estimate the fair value of each reporting unit. The reporting units are also the reportable segments: Distribution & Storage, Energy & Chemicals, and BioMedical. The Company uses the income and market approaches to develop fair value estimates, which are weighted equally to arrive at a fair value estimate for each reporting unit. With respect to the income approach, a model has been developed to estimate the fair value of each reporting unit. This fair value model incorporates estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. With respect to the market approach, a

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

guideline company method is used selecting companies with similar assets or businesses to estimate fair value of each reporting unit. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill and other indefinite-lived intangible assets. If the fair value exceeds the carrying value, no impairment loss would be recognized. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount of the impairment, if any, would then be measured in step two, which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		June 30, 2010		December 31, 2009
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets:
Unpatented technology	9 years	$10,756	$(6,035)	$10,988	$(5,407)
Patents	10 years	8,471	(3,859)	9,016	(4,040)
Product names	14 years	4,116	(1,093)	4,001	(907)
Non-compete agreements	3 years	2,130	(1,739)	3,474	(2,871)
Customer relations	13 years	106,057	(35,096)	106,194	(31,239)

		$131,530	$(47,822)	$133,673	$(44,464)

Indefinite-lived intangible assets:
Goodwill		$262,655		$264,532
Trademarks and trade names		34,490		34,564

		$297,145		$299,096

Amortization expense for finite-lived intangible assets was $2,783 and $2,616 for the three months ended June 30, 2010 and 2009, respectively, and $5,499 and $5,267 for the six months ended June 30, 2010 and 2009, respectively, and is estimated to be approximately $10,800 for 2010 and $9,700 for years 2011 through 2015.

Stock-based Compensation: The Company records stock-based compensation according to current accounting guidance which requires all share-based payments to employees and directors, including grants of employee stock options, to be measured at fair value on the date of grant.

During the six months ended June 30, 2010, the Company granted 241 stock options and 187 shares of restricted stock and stock units. The stock options vest over a four year period and the restricted stock and unit awards vest over a three year period.

Stock-based compensation expense was $1,361 and $803 for the three months ended June 30, 2010 and 2009, respectively, and $2,261 and $1,648 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the total stock-based compensation expected to be recognized over the weighted average period of approximately 1.9 years is $5,717.

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

NOTE B — Fair Value Measurements

The Company measures financial assets and liabilities at fair value in three levels of input. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2010

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

The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, British pound, Japanese yen, and Czech koruna. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Changes in their fair value are recorded in the consolidated statement of operations as foreign currency gains or losses. The changes in fair value generated net losses of $666 and $703 for the three and six months ended June 30, 2010, respectively, and a net loss of $86 and a net gain of $27 for the three and six months ended June 30, 2009, respectively.

At June 30, 2010, the fair value of the Company’s derivative liabilities representing foreign currency forward contracts was $575. These were recorded on the balance sheet as other current liabilities. As of June 30, 2010, the Company held forward currency contracts to sell (i) 15,000 euros against the Czech koruna, (ii) 900 euros against the U.S. dollar, (iii) 386,853 Japanese yen against the U.S. dollar, and (iv) $90 against the British pound. The Company’s foreign currency forward contracts are not exchange traded instruments and, accordingly, are classified as being valued using level 2 inputs which are based on observable inputs such as quoted prices for similar assets and liabilities in active markets.

The Company does not enter into derivative instruments for trading or speculative purposes.

The fair value of the Company’s Term Loan that is part of its Senior Credit Facility is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under this method, the fair value of the Company’s Term Loan approximated its carrying value at June 30, 2010 and December 31, 2009. The fair value of the Subordinated Notes is estimated based on a third party’s bid price. The fair value approximated the carrying value of $163,175 at June 30, 2010 and December 31, 2009.

NOTE C — Debt and Credit Arrangements

On May 18, 2010, the Company completed refinancing its prior senior secured credit facility with a $200,000 senior credit facility (“Senior Credit Facility”). As a result, the Company wrote off $1,706 of deferred financing fees related to the prior senior credit facility. The new Senior Credit Facility consists of a $65,000 term loan (the “Term Loan”), all of which remains outstanding and a $135,000 revolving credit facility (the “Revolver”) with a scheduled maturity date of May 18, 2015. As part of the refinancing, the Company used cash to pay off $15,000 of its prior $80,000 term loan. The Revolver includes a $25,000 sub-limit for the issuance of swingline loans and a $50,000 sub-limit to be used for letters of credit. There is a foreign currency limit of $40,000 under the Revolver which can be used for: foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed with the lenders. In addition, the facility permits borrowings up to $40,000 under the Revolver made by the Company’s wholly-owned subsidiary, Chart Industries Luxembourg S.à r.l. The Company also has $163,175 of 9 1/8 % senior subordinated notes (the “Subordinated Notes”) outstanding.

        The Senior Credit Facility matures on May 18, 2015 (the “Maturity Date”). Beginning September 30, 2010, the Company will begin repaying the principal balance of the Term Loan in quarterly installments of $1,625 with the balance of the indebtedness due on the Maturity Date. The base interest rate is determined at the Company’s election. The Company may select a Eurocurrency Borrowing or an ABR Borrowing. If the Company elects the Eurocurrency Borrowing, the base rate for the elected period equals the applicable Adjusted LIBOR rate plus the applicable margin (as defined in the Senior Credit Facility). If the Company elects an ABR Borrowing, the base rate for any day equals an applicable interest margin (as defined in the Senior Credit Facility) plus the greatest of the Prime Rate in effect on such day, the Federal Funds Effective Rate in effect on such day plus 0.5%, and the Adjusted LIBOR Rate for a one month interest period on such day plus 1.0%. The applicable interest margin on the Senior Credit Facility could change based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay a commitment fee of between 0.3% and 0.5% of the unused Revolver balance and a letter of credit participation fee equal to the daily aggregate letter of credit exposure at the rate per annum equal to the Applicable Margin for Eurocurrency Revolving Facility Borrowings (ranging from 2% to 3.5%, depending on the leverage ratio calculated at each fiscal quarter end). A fronting fee must be paid on each letter of credit that is issued equal to 0.125% per annum of the stated dollar amount of the letter of credit. The obligations under the Senior Credit Facility are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company’s U.S. subsidiaries and 65% of the capital stock of the Company’s Material (as defined by the Senior Credit Facility) non-U.S. subsidiaries that are owned by U.S. subsidiaries.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements – Continued

The Subordinated Notes are due in 2015 with interest payable semi-annually on April 15th and October 15th. Any of the Subordinated Notes may be redeemed solely at the Company’s option beginning on October 15, 2010, except as restricted by the Senior Credit Facility. The initial redemption price is 104.563% of the principal amount, plus accrued interest. Also, any of the notes may be redeemed solely at the Company’s option at any time prior to October 15, 2010 (except as restricted by the Senior Credit Facility), plus accrued interest and a “make-whole” premium. The Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company, including the Senior Credit Facility, pari passu in right of payment with all future senior subordinated indebtedness of the Company, and senior in right of payment with any future indebtedness of the Company that expressly provides for its subordination to the Subordinated Notes. The Subordinated Notes are unconditionally guaranteed jointly and severally by substantially all of the Company’s U.S. subsidiaries.

The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility and indenture governing the Subordinated Notes also include financial covenants relating to leverage and interest coverage ratios. The Company is in compliance with all covenants at June 30, 2010. As of June 30, 2010, there was $65,000 outstanding under the Term Loan, $163,175 outstanding under the Subordinated Notes and $21,785 in letters of credit issued but no other borrowings outstanding under the Revolver.

Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured credit facilities with borrowing capacity, including overdraft protection, of up to 200,000 Czech korunas (“CSK”). Ferox maintains two separate facilities. Under the first facility, the revolving credit portion allows Ferox to make borrowings in CSK, euros and U.S. dollars. Borrowings in CSK are at PRIBOR, borrowings in Euros are at EURIBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 1.0%. The second facility does not allow for revolving credit borrowings. Both facilities allow for overdraft protection in CSK, euros and U.S. dollars. Borrowings in CSK are at PRIBOR, borrowings in euros are at an overnight European indexed average and borrowings in U.S. dollars are at LIBOR, with a fixed margin of 0.6 – 1.0%. Ferox is not required to pay a commitment fee to the lenders under either facility in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.70% on the face amount of each guarantee. Ferox’s land, buildings and accounts receivable secure the credit facilities. At June 30, 2010, there were no borrowings outstanding under the Ferox credit facilities. However, there were $4,439 of bank guarantees supported by the Ferox revolving credit facilities.

Flow Instruments & Engineering GmbH (“Flow”), a wholly-owned subsidiary of Ferox, maintains two revolving lines of credit with 320 euros in borrowing capacity. As of June 30, 2010, there were no borrowings outstanding under either line of credit.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE D — Restructuring Activities

In April 2010, Caire Inc., a wholly-owned subsidiary of the Company, announced its plan to close its liquid oxygen therapy manufacturing facility in Plainfield, Indiana and relocate the manufacturing and customer service operations to a facility close to existing BioMedical operations in Canton, Georgia. The Plainfield facility was acquired as part of the 2009 acquisition of the liquid oxygen therapy business of Covidien plc. The total anticipated cost of the restructuring is approximately $6,000 which includes asset impairment charges. The Company expects the closure to be completed during the first quarter of 2011. The cost will include cash expenditures for employee retention and separation benefits as well as lease exit costs. For the three and six months ended June 30, 2010, the Company recorded $1,897 and $1,932, respectively, related to the closure of the Plainfield, Indiana BioMedical facility and the write-down to net realizable value of certain assets at the facility. These charges for the six months ended June 30, 2010 were recorded in cost of sales ($986), selling, general and administrative expenses ($246) and asset impairment charges ($700).

The Company initiated cost containment programs, commencing in the second quarter of 2009 to appropriately align its cost structure with expected market conditions. The programs consisted primarily of planned workforce reductions and the shutdown of its Denver, Colorado BioMedical facility. The planned workforce reductions were substantially completed during the fourth quarter of 2009 and the shutdown of the BioMedical facility was completed in the third quarter of 2009.

The following tables summarize the Company’s restructuring activities for the three and six months ended June 30, 2010 and the six months ended June 30, 2009.

	Three Months Ended June 30, 2010
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at March 31, 2010	$305	$1,182	$220	$22	$1,729
Restructuring charges	—	(41)	1,960	(22)	1,897
Asset impairment	—	—	(700)		(700)
Cash payments	(49)	(339)	(430)	—	(818)

Balance as of June 30, 2010	$256	$802	$1,050	$—	$2,108

	Six Months Ended June 30, 2010
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at January 1, 2010	$682	$1,608	$503	$88	$2,881
Restructuring charges	—	(41)	1,995	(22)	1,932
Asset impairment	—	—	(700)	—	(700)
Cash payments	(426)	(765)	(748)	(66)	(2,005)

Balance as of June 30, 2010	$256	$802	$1,050	$—	$2,108

	Six Months Ended June 30, 2009
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at January 1, 2009	$—	$—	$—	$—	$—
Restructuring charges	284	2,521	1,509	283	4,597
Asset impairment	—	—	(500)	—	(500)
Cash payments	(34)	(451)	(175)	(93)	(753)

Balance as of June 30, 2009	$250	$2,070	$834	$190	$3,344

NOTE E — Earnings per Share

The following table presents calculations of net income per share of common stock for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income attributable to Chart Industries, Inc.	2,399	17,776	3,783	37,238

Net income attributable to Chart Industries, Inc. per common share—basic	$0.08	$0.62	$0.13	$1.31

Net income attributable to Chart Industries, Inc. per common share—diluted	$0.08	$0.61	$0.13	$1.29

Weighted average number of common shares outstanding—basic	28,522	28,443	28,515	28,430

Incremental shares issuable upon assumed conversion and exercise of stock	740	571	702	410

Total shares—diluted	29,262	29,014	29,217	28,840

Certain options to purchase common stock of the Company were not included in net income attributable to Chart Industries, Inc. per common share- diluted as they were anti-dilutive and consisted of 407 and 400 shares for the three and six months ended June 30, 2010, respectively, and 535 and 604 shares, respectively, for the three and six months ended June 30, 2009.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE F — Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	June 30, 2010	December 31, 2009
Foreign currency translation adjustments	$5,678	$17,691
Pension liability adjustments, net of taxes	(4,452)	(4,587)

	$1,226	$13,104

The following is a summary of the components of total comprehensive (loss) income, net of related income taxes:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income	$2,458	$17,765	$3,877	$37,357
Other comprehensive income (loss):
Foreign currency translation (losses) gains	(8,652)	7,125	(12,013)	2,342
Defined benefit pension plan amortization of net loss	68	169	135	339

Comprehensive (loss) income	(6,126)	25,059	(8,001)	40,038
Less: Comprehensive (loss) income attributable to noncontrolling interest	(59)	(11)	(94)	119

Comprehensive (loss) income attributable to Chart	$(6,185)	$25,070	$(8,095)	$39,919

NOTE G — Acquisitions

On April 2, 2010, Chart Japan Co., Ltd. completed the acquisition of Covidien Japan Inc.’s liquid oxygen therapy business for $1,008 in cash. The fair value of the assets acquired at closing was $2,132 which exceeded the cash paid and, accordingly, resulted in a gain on acquisition of business of $1,124 during the three months ended June 30, 2010. Available public information indicated that Covidien sought to streamline its business portfolio in an expeditious manner and reallocate resources to other businesses, therefore, the liquid oxygen therapy business was considered a non-core asset.

On November 27, 2009, Caire Inc. and other wholly-owned subsidiaries of the Company completed the acquisition of Covidien’s liquid oxygen therapy business, including the design, manufacturing, and worldwide sales and service functions, for $9,082 in cash in the initial closing. The fair value of the assets acquired in the initial closing of $16,036 exceeded the cash paid and, accordingly, resulted in a gain on acquisition of business of $6,954 in 2009. Net sales of $28,012 were added to the

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE G — Acquisitions – Continued

Company’s BioMedical segment during the six months ended June 30, 2010 as a result of the acquisition of the liquid oxygen therapy business.

During the second quarter of 2009, the Company completed the acquisition of the equity interests of Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd. (“Golden Phoenix”) and substantially all of the assets of Tri-Thermal, Inc. for an aggregate of $12,175, net of cash acquired, of which $2,344 was paid in February 2010 and the remaining $1,760 was paid during the second quarter of 2010. The fair values of the net assets acquired and goodwill at the date of acquisition were $10,000 and $2,700, respectively. Golden Phoenix manufactures liquid nitrogen aluminum storage containers used primarily in the animal breeding industry and is located in China. Golden Phoenix is included in the Company’s BioMedical segment. Tri-Thermal is located in Tulsa, Oklahoma and sells replacement parts for air-cooled heat exchangers. Tri-Thermal’s results are included in the Company’s Energy & Chemicals segment.

Pro-forma information related to these acquisitions has not been presented because the impact on the Company’s consolidated results of operations is not material.

NOTE H — Income Taxes

At June 30, 2010, the Company has recorded a $1,470 liability in accordance with ASC 740-10-25, “Income Taxes” for gross unrecognized tax benefits. This amount, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At June 30, 2010, the Company had accrued approximately $192 for the payment of interest and penalties. There were no material adjustments to the recorded liability for unrecognized tax benefits during the six months ended June 30, 2010.

NOTE I — Employee Benefit Plans

The Company has one frozen defined benefit pension plan that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.

The following table sets forth the components of net periodic pension expense (benefit) for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest cost	$612	$599	$1,224	$1,198
Expected return on plan assets	(588)	(457)	(1,176)	(914)
Amortization of net loss	68	169	135	339

Total pension expense	$92	$311	$183	$623

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE J — Reporting Segments – Continued

Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Three Months Ended June 30, 2010
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total

Sales	$31,381	$68,146	$39,617	$—	$139,144

Operating income (loss)	(866)	10,402	6,499	(7,472)	8,563

	Six Months Ended June 30, 2010
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total

Sales	$57,562	$127,113	$72,737	$—	$257,412

Operating income (loss)	(1,130)	19,325	12,100	(14,129)	16,166

	Three Months Ended June 30, 2009
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total

Sales	$70,808	$64,453	$21,443	$—	$156,704

Operating income (loss)	21,562	10,464	3,355	(6,052)	29,329

	Six Months Ended June 30, 2009
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total

Sales	$161,238	$135,253	$41,895	$—	$338,386

Operating income (loss)	46,605	21,486	7,736	(12,417)	63,410

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE K — Supplemental Guarantor Financial Information

The Company’s Subordinated Notes issued in October 2005 are guaranteed on a full, unconditional and joint and several basis by the following subsidiaries, all of which are 100% owned: Chart Inc., CAIRE Inc., Chart Energy & Chemicals, Inc., Chart Cooler Service Company, Inc., Chart International Holdings, Inc., Chart Asia, Inc. and Chart International, Inc. The following subsidiaries are not guarantors of the notes:

Non-Guarantor Subsidiaries	Jurisdiction

Abahsain Specialized Industrial Co. Ltd. (34% owned)	Saudi Arabia
Changzhou CEM Cryo Equipment Co., Ltd.	China
Chart Asia Investment Company Ltd.	Hong Kong
Chart Australia Pty. Ltd.	Australia
Chart BioMedical Distribution LLC	Delaware
Chart BioMedical GmbH	Germany
Chart Biomedical Limited	United Kingdom
Chart Cryogenic Distribution Equipment (Changzhou) Co., Ltd. (50% owned)	China
Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd.	China
Chart Cryogenic Equipment (Changzhou) Co., Ltd.	China
Chart Ferox, a.s.	Czech Republic
Chart Ferox GmbH	Germany
Chart France S.A.S.	France
Chart Industries Luxembourg S.à r.l	Luxembourg
Chart Italy S.r.l.	Italy
Chart Japan Co., Ltd.	Japan
Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd.	China
Flow Instruments & Engineering GmbH	Germany
GTC of Clarksville, LLC	Delaware
Lox Taiwan (11.25% owned)	Taiwan

The following supplemental condensed consolidating and combining financial information of the Issuer (Chart Industries, Inc.), Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the three and six months ended June 30, 2010 and 2009, balance sheets as of June 30, 2010 and December 31, 2009 and statements of cash flows for the six months ended June 30, 2010 and 2009.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2010

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
ASSETS
Cash and cash equivalents	$123,274	$217	$65,199	$—	$188,690
Accounts receivable, net	—	51,405	35,381	—	86,786
Inventory, net	—	39,781	41,427	(708)	80,500
Other current assets	6,896	23,036	6,945	(1,500)	35,377

Total current assets	130,170	114,439	148,952	(2,208)	391,353
Property, plant and equipment, net	—	68,575	42,478	—	111,053
Goodwill	—	190,903	71,752	—	262,655
Intangible assets, net	—	110,418	7,780	—	118,198
Investments in affiliates	291,831	108,251	—	(399,235)	847
Intercompany receivables	309,462	—	—	(309,462)	—
Other assets	6,394	18,909	3,180	(16,809)	11,674

Total assets	$737,857	$611,495	$274,142	$(727,714)	$895,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$3,099	$107,927	$33,215	$(3,343)	$140,898

Total current liabilities	3,099	107,927	33,215	(3,343)	140,898
Long-term debt	221,675	—	—	—	221,675
Intercompany payables	—	199,456	109,423	(308,879)	—
Other long-term liabilities	41,555	12,281	23,253	(15,410)	61,679

Total liabilities	266,329	319,664	165,891	(327,632)	424,252
Common stock	287	—	—	—	287
Other stockholders’ equity	471,241	291,831	108,251	(400,082)	471,241

Total stockholders’ equity	471,528	291,831	108,251	(400,082)	471,528

Total liabilities and stockholders’ equity	$737,857	$611,495	$274,142	$(727,714)	$895,780

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2010

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2010

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$85,970	55,289	$(2,115)	$139,144
Cost of sales	—	56,055	47,407	(1,893)	101,569

Gross profit	—	29,915	7,882	(222)	37,575
Selling, general and administrative expenses	168	23,537	5,307	—	29,012

Operating (loss) income	(168)	6,378	2,575	(222)	8,563
Interest expense, net	4,195	—	(14)	—	4,181
Other expense (income), net	1,962	449	(1,307)	—	1,104
Noncontrolling interest, net of tax	—	—	59	—	59

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(6,325)	5,929	3,837	(222)	3,219
Income tax (benefit) provision	(1,529)	2,098	251	—	820
Equity in net (income) loss of subsidiaries	(7,195)	(3,364)	—	10,559	—

Net income (loss) attributable to Chart Industries, Inc.	$2,399	$7,195	$3,586	$(10,781)	$2,399

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$118,062	$39,367	$(725)	$156,704
Cost of sales	—	71,913	29,560	(692)	100,781

Gross profit	—	46,149	9,807	(33)	55,923
Selling, general and administrative expenses	377	22,990	3,235	(8)	26,594

Operating (loss) income	(377)	23,159	6,572	(25)	29,329
Interest expense, net	4,035	(8)	(59)	—	3,968
Other expense (income), net	404	149	(1,137)	—	(584)
Noncontrolling interest, net of tax	—	—	(11)	—	(11)

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(4,816)	23,018	7,779	(25)	25,956
Income tax (benefit) provision	(1,099)	7,242	2,037	—	8,180
Equity in net (income) loss of subsidiaries	(21,493)	(5,717)	—	27,210	—

Net income (loss)	$17,776	$21,493	$5,742	$(27,235)	$17,776

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2010

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$161,370	99,546	$(3,504)	$257,412
Cost of sales	—	106,196	82,667	(3,302)	185,561

Gross profit	—	55,174	16,879	(202)	71,851
Selling, general and administrative expenses	281	46,191	9,213	—	55,685

Operating (loss) income	(281)	8,983	7,666	(202)	16,166
Interest expense, net	8,301	(9)	(51)	—	8,241
Other expense (income), net	2,366	416	(111)	—	2,671
Noncontrolling interest, net of tax	—	—	94	—	94

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(10,948)	8,576	7,734	(202)	5,160
Income tax (benefit) provision	(2,728)	2,971	1,134	—	1,377
Equity in net (income) loss of subsidiaries	(12,003)	(6,398)	—	18,401	—

Net income (loss) attributable to Chart Industries, Inc.	$3,783	$12,003	$6,600	$(18,603)	$3,783

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$259,448	$80,510	$(1,572)	$338,386
Cost of sales	—	159,154	62,397	(1,754)	219,797

Gross profit	—	100,294	18,113	182	118,589
Selling, general and administrative expenses	752	47,666	6,761	—	55,179

Operating (loss) income	(752)	52,628	11,352	182	63,410
Interest expense, net	7,998	(11)	(177)	—	7,810
Other expense (income), net	808	(156)	(151)	—	501
Noncontrolling interest, net of tax	—	—	119	—	119

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(9,558)	52,795	11,561	182	54,980
Income tax (benefit) provision	(5,622)	20,921	2,443	—	17,742
Equity in net (income) loss of subsidiaries	(41,174)	(9,300)	—	50,474	—

Net income (loss)	$37,238	$41,174	$9,118	$(50,292)	$37,238

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2010

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$11,742	$4,577	$(3,093)	$1,454	$14,680
Cash flows from investing activities:
Capital expenditures	—	(4,974)	(2,925)	—	(7,899)
Acquisition of businesses, net of cash acquired	—	—	(5,112)	—	(5,112)

Net cash used in investing activities	—	(4,974)	(8,037)	—	(13,011)

Cash flows from financing activities:
Net debt activity	(15,000)	(6,910)	6,910	—	(15,000)
Payment of deferred financing costs	(2,515)	—	—	—	(2,515)
Other financing activities	(19)	—	—	—	(19)
Intercompany account changes	(20,530)	5,421	16,563	(1,454)	—

Net cash (used in) provided by financing activities	(38,064)	(1,489)	23,473	(1,454)	(17,534)

Net (decrease) increase in cash and cash equivalents	(26,322)	(1,886)	12,343	—	(15,865)
Effect of exchange rate changes on cash	—	—	(6,613)	—	(6,613)
Cash and cash equivalents, beginning of period	149,596	2,103	59,469	—	211,168

Cash and cash equivalents, end of period	$123,274	$217	$65,199	$—	$188,690

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2010

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Chart Industries, Inc. (the “Company,” “Chart,” or “we”) is a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases. We supply engineered equipment used throughout the global liquid supply chain. The largest portion of end-use applications for our products is energy-related. We are a leading manufacturer of standard and engineered equipment primarily used for low temperature and cryogenic applications. We have developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade;—459° Fahrenheit). The majority of our products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and end-use of hydrocarbon and industrial gases.

For the six months ended June 30, 2010, orders were $275.5 million and backlog has increased to $199.9 million compared to $185.1 million at December 31, 2009. We experienced declines in our sales, gross profit and operating income for the six months ended June 30, 2010 compared to the same period in 2009. This was largely due to the reduction in project backlog at E&C due to the completion of several LNG projects during 2009, lower volume in our brazed aluminum heat exchanger business and the lack of new orders in our systems business. The underutilized capacity and a drawn-out return of capital projects continue to have an unfavorable impact on E&C volume and margins. This was partially offset by benefits from acquisitions in our BioMedical business including the liquid oxygen therapy business of Covidien (“Covidien Acquisition”) in the fourth quarter of 2009, as well as the related Japanese assets in the second quarter of 2010, and Chengdu Golden Phoenix Liquid Nitrogen Container Co. Ltd., in the second quarter of 2009. Sales for the six months ended June 30, 2010 were $257.4 million compared to sales of $338.4 million for the six months ended June 30, 2009, reflecting a decrease of $81.0 million, or 23.9%. Acquisitions added $31.5 million in sales for the six months ended June 30, 2010. Our gross profit for the six months ended June 30, 2010 was $71.9 million, or 27.9% of sales, as compared to $118.6 million, or 35.0% of sales, for the same period in 2009. In addition, our operating income for the six months ended June 30, 2010 was $16.2 million compared to $63.4 million for the same period in 2009.

We continue to see an improving global market in all our business segments as industrial activity, especially in China and Asia, continues to improve. Order intake began to improve during the third quarter of 2009 and has continued to improve sequentially through the second quarter of 2010 in our D&S and BioMedical businesses. Current concerns regarding the strength of the economic recovery continue to have an impact on capital projects which impact our E&C business, but quote activity continues to be strong. The oil spill in the Gulf of Mexico had no impact on our business as our products historically have not been used in offshore drilling applications. A new $200 million senior secured credit facility (“Senior Credit Facility”) was executed during the second quarter 2010, which extended the debt maturity to 2015 as the prior facility was due to expire in October 2010. We believe that our cash flow from operations, available cash and available borrowings under our Senior Credit Facility should be adequate to meet our working capital, capital expenditure, debt service and other operational funding requirements for the remaining six months of 2010.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our three operating segments for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Sales

Energy & Chemicals	$31,381	$70,808	$57,562	$161,238
Distribution & Storage	68,146	64,453	127,113	135,253
BioMedical	39,617	21,443	72,737	41,895

Total	$139,144	$156,704	$257,412	$338,386

Gross Profit

Energy & Chemicals	$5,111	$29,367	$10,865	$64,020
Distribution & Storage	18,683	19,354	35,978	39,339
BioMedical	13,781	7,202	25,008	15,230

Total	$37,575	$55,923	$71,851	$118,589

Gross Profit Margin

Energy & Chemicals	16.3%	41.5%	18.9%	39.7%
Distribution & Storage	27.4%	30.0%	28.3%	29.1%
BioMedical	34.8%	33.6%	34.4%	36.4%
Total	27.0%	35.7%	27.9%	35.0%

Operating Income

Energy & Chemicals	$(866)	$21,562	$(1,130)	$46,605
Distribution & Storage	10,402	10,464	19,325	21,486
BioMedical	6,499	3,355	12,100	7,736
Corporate	(7,472)	(6,052)	(14,129)	(12,417)

Total	$8,563	$29,329	$16,166	$63,410

Sales

Sales for the three months ended June 30, 2010 were $139.1 million compared to $156.7 million for the three months ended June 30, 2009, reflecting a decrease of $17.6 million, or 11.2%. E&C segment sales were $31.4 million for the three months ended June 30, 2010 compared with sales of $70.8 million for three months ended June 30, 2009, which reflected a decrease of $39.4 million or 55.6%. The significant decline in sales occurred in the systems product line due to the lack of substantial new orders and a number of projects being completed in 2009. Brazed aluminum heat exchanger sales also decreased significantly due to reduced volume and lower pricing. The delay of new capital projects due to uncertainty in the economic recovery continues to have an unfavorable impact on E&C volume and pricing. D&S segment sales increased $3.6 million, or 5.6%, to $68.1 million for the three months ended June 30, 2010 from $64.5 million for the three months ended June 30, 2009. The increase was primarily due to higher volume resulting from increased demand in package gas systems, particularly in China. The increases in volume in packaged gas systems were partially offset by decreased volume in bulk tanks. In addition, D&S segment sales were negatively affected in the second quarter of 2010 by the weakening of the euro and the Czech koruna against the U.S. dollar as compared to exchange rates experienced during the same period in 2009. BioMedical segment sales for the three months ended June 30, 2010 were $39.6 million compared to $21.4 million for the same period in 2009, which reflected an increase of $18.2 million, or 85.0%. The increase was primarily driven by the Covidien Acquisition, which added $15.1 million of medical respiratory sales. Biological storage systems sales also increased $4.0 million during the three months ended June 30, 2010. These increases were partially offset by the weakening of the euro against the U.S. dollar during the second quarter of 2010.

Gross Profit and Margin

Gross profit for the three months ended June 30, 2010 was $37.6 million, or 27.0% of sales, versus $55.9 million, or 35.7% of sales, for the three months ended June 30, 2009 resulting in an $18.3 million decrease. E&C segment gross profit decreased $24.3 million and its margin decreased 25.2 percentage points, primarily due to lower volume and price due to the delay of new capital projects and underutilized capacity in the industry as a result of uncertainty in the economic recovery. The 2009 quarter also included favorable cost revision estimates on a number of projects that were nearing completion as well as cancellation fees on other orders in accordance with contract terms which improved margin approximately 4%. Gross profit for the D&S segment decreased $0.7 million, as margin declined 2.6 percentage points, largely due to mix and higher material costs, for the three months ended June 30, 2010 as compared to the same period in 2009. The BioMedical gross profit increased $6.6 million as margin increased 1.2 percentage points, for the three months ended June 30, 2010 as compared to the same period in 2009. The increase was primarily due to higher sales volume and favorable product mix for medical respiratory products and biological storage systems which was partially offset by a non-cash charge of $0.6 million related to the write up of acquired inventory to fair value in the acquisition of Covidien’s Japanese liquid oxygen therapy business that was sold during the three months ended June 30, 2010. BioMedical’s restructuring charges impacted margin percentages in both periods by about 5% with the Plainfield, Indiana facility shutdown in 2010 and the Denver, Colorado facility shutdown in 2009.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses for the three months ended June 30, 2010 were $25.5 million, or 18.3% of sales, compared to $23.5 million, or 15% of sales, for the three months ended June 30, 2009. SG&A expenses for the E&C segment were $5.1 million for the three months ended June 30, 2010 compared to $6.9 million for the three months ended June 30, 2009, a decrease of $1.8 million. The decrease was primarily due to lower variable compensation and sales commission costs related to reduced sales volume. D&S segment SG&A expenses for the three months ended June 30, 2010 were $7.2 million compared to $7.6 million for the three months ended June 30, 2009, a decrease of $0.4 million. This decrease was primarily attributable to lower compensation costs due to the reduction in workforce in 2009. SG&A expenses for the BioMedical segment were $6.0 million for the three months ended June 30, 2010 and $2.9 million for the three months ended June 30, 2009. The increase of $3.1 million was primarily attributable to increased compensation and integration costs, associated with the Covidien Acquisition. In addition, restructuring costs of $0.3 million related to the shutdown of the Plainfield, Indiana facility contributed to the increase. Corporate SG&A expenses for the three months ended June 30, 2010 were $7.2 million compared to $6.1 million for the three months ended June 30, 2009. This increase of $1.1 million was attributable to higher stock-based compensation expense and higher employee related costs.

Asset Impairment Charge

An asset impairment charge of $0.7 million for the three months ended June 30, 2010 was the result of certain equipment at the Plainfield facility, which was acquired in the Covidien Acquisition, being written down to its net realizable value as part of the planned closure of the facility. An asset impairment charge of $0.5 million for the three months ended June 30, 2009 was the result of certain equipment at the BioMedical facility in Denver, Colorado being written down to its net realizable value as part of the facility shutdown.

Amortization Expense

Amortization expense for the three months ended June 30, 2010 was $2.8 million, or 2.0% of sales, compared to $2.6 million, or 1.7% of sales for the three months ended June 30, 2009. The increase of $0.2 million results from amortization of intangible assets that arose from the Covidien Acquisition.

Operating Income

As a result of the foregoing, operating income for the three months ended June 30, 2010 was $8.6 million, or 6.2% of sales, a decrease of $20.7 million compared to operating income of $29.3 million, or 18.7% of sales, for the same period in 2009.

Net Interest Expense and Amortization of Deferred Financing Costs

Net interest expense for the three months ended June 30, 2010 and 2009 was $4.2 million and $4.0 million, respectively. The increase in interest expense of $0.2 million for the three months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to slightly higher variable interest rates on the term loan portion of our Senior Credit Facility. Amortization of deferred financing costs was $2.0 million for the three months ended June 30, 2010 and $0.4 million for the three months ended June 30, 2009. The increase of $1.6 million was due to the $1.7 million write off of the remaining deferred financing costs related to the previous senior credit facility, which was refinanced in May 2010.

Gain on Acquisition of a Business

For the three months ended June 30, 2010, the Company recognized a $1.1 million gain as a result of the acquisition of Covidien’s Japanese oxygen therapy business in April 2010. The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The estimates of fair value exceeded the cash paid and, accordingly, resulted in a gain on acquisition of business.

Other Expense and Income

For the three months ended June 30, 2010, foreign currency losses were $0.3 million as compared to gains of $1.0 million for the same period in 2009. The currency losses occurred due to the weakening of the euro against the U.S. dollar during the second quarter of 2010 as compared to the same period in the prior year.

Income Tax Expense

Income tax expense of $0.8 million and $8.2 million for the three months ended June 30, 2010 and 2009, respectively, represents taxes on both U.S. and foreign earnings at an effective income tax rate of 25.0% and 31.5%, respectively. The decrease in the effective income tax rate was primarily due to lower domestic earnings, which are taxed at higher rates than our foreign earnings and to a permanent tax difference on the gain on acquisition of the Japanese assets associated with the Covidien Acquisition.

Net Income

As a result of the foregoing, reported net income for the three months ended June 30, 2010 and 2009 was $2.4 million and $17.8 million, respectively.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Sales

Sales for the six months ended June 30, 2010 were $257.4 million compared to $338.4 million for the six months ended June 30, 2009, reflecting a decrease of $81.0 million, or 23.9%. E&C segment sales were $57.6 million for the six months ended June 30, 2010 compared with sales of $161.2 million for the same period in 2009, which represented a decrease of $103.6 million, or 64.3%. A significant decline in sales occurred in the systems product line due to the lack of substantial new orders while a number of projects were completed in 2009. Brazed aluminum heat exchanger sales also decreased significantly due to reduced volume and lower pricing. D&S segment sales decreased $8.2 million, or 6.1%, to $127.1 million for the six months ended June 30, 2010 from $135.3 million for the six months ended June 30, 2009. Bulk storage system sales decreased $12.7 million, which was partially offset by an increase in package gas system sales of $4.5 million for the six months ended June 30, 2010 compared to the same period in 2009. Bulk storage system sales decreased due to lower demand. In addition, D&S segment sales were negatively affected during the six months ended June 30, 2010 from the weakening of the euro and the Czech koruna against the U.S. dollar. BioMedical segment sales increased $30.8 million, or 73.5%, to $72.7 million for the six months ended June 30, 2010 compared to $41.9 million for the six months ended June 30, 2009. The increase was primarily driven by the Covidien Acquisition, which added $28.0 million of medical respiratory sales during the six months ended June 30, 2010. Biological storage systems sales also increased $4.8 million during the six months ended June 30, 2010. These increases were partially offset by the discontinuation of magnetic resonance imaging (“MRI”) sales in 2009.

Gross Profit and Margin

Gross profit for the six months ended June 30, 2010 was $71.9 million, or 27.9% of sales, versus $118.6 million, or 35.0% of sales, for the six months ended June 30, 2009 resulting in a $46.7 million decrease. E&C segment gross profit decreased $53.1 million, or 20.8 percentage points in the 2010 period compared to the 2009 period, primarily due to lower volume as a result of the absence of large projects due to continuing concern regarding the recovery of the global economy. Gross profit for the D&S segment decreased $3.3 million, or 0.8 percentage points, for the six months ended June 30, 2010 compared to the same period in 2009 primarily due to lower volume and unfavorable product mix. BioMedical gross profit increased $9.8 million, as margin declined 2.0 percentage points, for the six months ended June 30, 2010 compared to the same period in 2009. The BioMedical gross profit margin decreased in 2010 primarily due to restructuring costs of $1.0 million related to the planned closure of the Plainfield, Indiana facility and non-cash charges of $2.1 million related to the write up of acquired inventory to fair value, as a result of the Covidien Acquisition, that was sold during the six months ended June 30, 2010.

SG&A

        SG&A expenses for the six months ended June 30, 2010 were $49.5 million, or 19.2% of sales, versus $49.4 million, or 14.6% of sales, for the six months ended June 30, 2009. SG&A expenses for the E&C segment were $10.1 million for the six months ended June 30, 2010 compared to $15.6 million for the six months ended June 30, 2009, a decrease of $5.5 million. The decrease for the E&C segment was primarily the result of lower variable incentive compensation expenses and sales commissions due to lower volume during 2010 as compared to the same period in 2009. D&S segment SG&A expenses for the six months ended June 30, 2010 were $14.4 million compared to $15.3 million for the six months ended June 30, 2009, a decrease of $0.9 million. This decrease was primarily attributable to lower employee compensation costs due to workforce reductions in 2009. SG&A expenses for the BioMedical segment were $11.1 million for the six months ended June 30, 2010, an increase of $5.0 million compared to the six months ended June 30, 2009. The increase was largely due to increased employee and integration costs as a result of the Covidien Acquisition and restructuring costs of $0.3 million related to the planned closure of the Plainfield, Indiana facility. Corporate SG&A expenses for the six months ended June 30, 2010 were $13.9 million compared to $12.4 million for the six months ended June 30, 2009. This increase of $1.5 million was attributable to higher stock-based compensation costs and consulting fees.

Amortization Expense

Amortization expense for the six months ended June 30, 2010 was $5.5 million, or 2.1% of sales, compared to $5.3 million, or 1.6% of sales, for the six months ended June 30, 2009. The increase of $0.2 million results from amortization of intangible assets that arose from the Covidien Acquisition.

Asset impairment charge

An asset impairment charge of $0.7 million for the six months ended June 30, 2010 was the result of certain equipment at the Plainfield, Indiana facility, which was acquired in the Covidien Acquisition, being written down to its net realizable value as part of the closure of the facility. An asset impairment charge of $0.5 million for the six months ended June 30, 2009 was the result of certain equipment at the BioMedical facility in Denver, Colorado being written down to its net realizable value as part of the facility shutdown.

Operating Income

As a result of the foregoing, operating income for the six months ended June 30, 2010 was $16.2 million, or 6.3% of sales, a decrease of $47.2 million compared to operating income of $63.4 million, or 18.7% of sales, for the same period in 2009.

Net Interest Expense and Amortization of Deferred Financing Costs

Net interest expense for the six months ended June 30, 2010 and 2009 was $8.2 million and $7.8 million, respectively. This increase in interest expense of $0.4 million for the six months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to higher variable interest rates on the term loan portion of our Senior Credit Facility. Amortization of deferred financing costs was $2.4 million for the six months ended June 30, 2010 and $0.8 million for the six months ended June 30, 2009. The increase of $1.6 million was due to the $1.7 million write off of the remaining deferred financing costs related to the senior credit facility which was refinanced in May 2010.

Gain on Acquisition of a Business

For the six months ended June 30, 2010, the Company recognized a $1.1 million gain as a result of the acquisition of Covidien’s Japanese oxygen therapy business in April 2010. The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The estimates of fair value exceeded the cash paid and, accordingly, resulted in a gain on acquisition of business.

Other Expenses and Income

For the six months ended June 30, 2010, foreign currency losses were $1.4 million as compared to currency gains of $0.3 million for the same period in 2009. The currency losses occurred due to the weakening of the euro against the U.S. dollar during the six months ended June 30, 2010 as compared to the same period in the prior year.

Income Tax Expense

Income tax expense of $1.4 million and $17.7 million for the six months ended June 30, 2010 and 2009, respectively, represents taxes on both domestic and foreign earnings at an annual effective income tax rate of 26.2% and 32.2%, respectively. The decrease in the effective income tax rate was primarily due to a decrease in domestic earnings, which are taxed at a higher rate as compared to foreign earnings.

Net Income

As a result of the foregoing, net income for the six months ended June 30, 2010 and 2009 was $3.8 million and $37.2 million, respectively.

Liquidity and Capital Resources

Debt Instruments and Related Covenants

        On May 18, 2010, the Company completed the refinancing of its prior credit facility with a $200.0 million senior credit facility (“Senior Credit Facility”). The new Senior Credit Facility consists of a $65.0 million term loan and a $135.0 million revolving credit facility with a scheduled maturity date of May 18, 2015. Under the terms of the new facility, 10% of the $65.0 million term loan is payable in quarterly installments of $1.6 million with the balance due in 2015. As part of the refinancing, the Company used cash to pay off $15.0 million of its prior $80.0 million term loan.

As of June 30, 2010, the Company had $163.2 million outstanding under the senior subordinated notes (“Subordinated Notes”) and $21.8 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility. The Company is in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. Availability on the revolving portion of the Senior Credit Facility was $113.2 million at June 30, 2010.

Sources and Use of Cash

Cash provided by operations for the six months ended June 30, 2010 was $14.6 million compared with cash provided by operations of $58.9 million for the six months ended June 30, 2009. The decrease in cash provided by operations of $44.2 million in the 2010 period was primarily attributable to decreased net income.

Cash used in investing activities for the six months ended June 30, 2010 was $13.0 million compared to $8.3 million for the six months ended June 30, 2009. Capital expenditures for the six months ended June 30, 2010 were $7.9 million compared with $5.0 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, $1.0 million of cash was used to acquire the Japanese liquid oxygen therapy business of Covidien. In addition, the final purchase payments for Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd. (“Golden Phoenix”) of $4.1 million were paid during the 2010 period. For the six months ended June 30, 2009, $5.2 million of cash, net of cash acquired was used for two acquisitions: the equity interests of Golden Phoenix and substantially all of the assets of Tri-Thermal, Inc. Also, for the six months ended June 30, 2009, certain short-term investments matured and the proceeds totaled $2.0 million.

For the six months ended June 30, 2010, the Company made a $15.0 million principal payment on the term loan portion of the credit facility as part of the refinancing. The Company also paid $2.5 million in financing costs related to the credit facility refinancing.

Cash Requirements

The Company does not anticipate any unusual cash requirements for working capital needs, but expects to use $10.0 to $14.0 million of cash for capital expenditures for the remaining six months of 2010. A significant portion of the capital expenditures are expected to be used for the construction of new BioMedical manufacturing facilities in Canton, Georgia as part of the Company’s restructuring plan.

During 2010, the Company has and will continue to consider making acquisitions as part of its strategic growth initiatives and expects to fund these acquisitions with primarily cash or stock.

For the remaining six months of 2010, cash requirements for debt service are forecasted to be approximately $8.3 million for scheduled interest payments under our Senior Credit Facility and the Subordinated Notes and $3.3 million of required quarterly principal payments under the term loan portion of our Senior Credit Facility. We may also from time to time seek to purchase a portion of our Subordinated Notes outstanding through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and our debt covenants. For the remainder of 2010, we expect to use approximately $6.6 million of cash for both U.S. and foreign income taxes and to contribute approximately $0.4 million of cash to our defined benefit pension plan to meet ERISA minimum funding requirements.

Orders and Backlog

We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and it is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties. Backlog as of June 30, 2010 was $199.9 million compared to $204.6 million as of March 31, 2010.

The following table sets forth orders and backlog by segment for the periods indicated:

	Three Months Ended
	June 30, 2010	March 31, 2010

Orders
Energy & Chemicals	$29,875	$45,961
Distribution & Storage	69,615	57,339
BioMedical	36,703	36,050

Total	$136,193	$139,350

Backlog

Energy & Chemicals	$106,193	$107,661
Distribution & Storage	84,038	84,613
BioMedical	9,629	12,325

Total	$199,860	$204,599

E&C orders for the three months ended June 30, 2010 were $29.9 million compared to $46.0 million for the three months ended March 31, 2010. E&C backlog totaled $106.2 million at June 30, 2010 compared to $107.7 million at March 31, 2010. The decrease of $16.1 million, or 35%, in orders is due to a large order to supply components to an existing ammonia plant received during the first quarter of 2010 with no similar order in the second quarter of 2010. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake fluctuate significantly quarter to quarter.

D&S orders for the three months ended June 30, 2010 were $69.6 million compared to $57.3 million for the three months ended March 31, 2010. D&S backlog totaled $84.0 million at June 30, 2010 compared to $84.6 million at March 31, 2010. Orders for both bulk systems and package gas systems increased during the three months ended June 30, 2010 versus the three months ended March 31, 2010.

BioMedical orders for the three months ended June 30, 2010 were $36.7 million compared to $36.1 million for the three months ended March 31, 2010. BioMedical backlog at June 30, 2010 totaled $9.6 million compared to $12.3 million at March 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the Securities Act.

Application of Critical Accounting Policies

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts, inventory valuation reserves, goodwill, indefinite lived intangibles, environmental remediation obligations, product warranty costs, pensions and deferred tax assets. There have been no significant changes in accounting policies since December 31, 2009.

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

The Company’s primary interest rate risk exposure results from the various floating rate pricing mechanisms on the Senior Credit Facility. If interest rates were to increase 200 basis points (2 percent) from June 30, 2010 rates, and assuming no changes in debt from the June 30, 2010 levels, the additional annual expense would be approximately $1.3 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the euro, the British pound, the Czech koruna, the Japanese yen and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At June 30, 2010, the Company had foreign exchange contracts with notional amounts of (i) 15.0 million euros against the Czech Koruna, (ii) 0.9 million euros against the U.S. dollar, (iii) 386.9 Japanese yen against the U.S. dollar, and (iv) $0.1 million against the British pound. At June 30, 2010, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements. See Note B – Fair Value Measurements for additional information.

Item 4.    Controls and Procedures

As of June 30, 2010, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 6.    Exhibits

The following exhibits are filed with this report:

10.1	Credit Agreement, dated May 18, 2010, among Chart Industries, Inc., Chart Industries Luxembourg S.à r.l., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, RBC Citizens, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Syndication Agents and Bank of America, N.A. as Documentation Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2010 (File No. 001-11442)).

10.2	Guarantee and Collateral Agreement, dated May 18, 2010, among Chart Industries, Inc., certain subsidiaries of Chart Industries, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 18, 2010 (File No. 001-11442)),

10.3	Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2010 (Filed No. 001-11442)).

10.4	Amendment No. 2, effective June 1, 2010, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster (x).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (x)

32.1	Section 1350 Certification of Chief Executive Officer (x)

32.2	Section 1350 Certification of Chief Financial Officer (x)

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on July 29, 2010, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(x)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date: July 29, 2010	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)