Form 10-Q
period 2010-09-30
CHART INDUSTRIES INC
filed 2010-10-28
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At October 28, 2010, there were 28,700,967 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$208,646	$211,168
Accounts receivable, net	83,474	77,509
Inventories, net	95,913	85,570
Unbilled contract revenue	13,306	18,252
Other current assets	21,695	21,905

Total Current Assets	423,034	414,404

Property, plant and equipment, net	115,108	111,153
Goodwill	267,857	264,532
Identifiable intangible assets, net	115,832	123,773
Other assets, net	14,651	12,641

TOTAL ASSETS	$936,482	$926,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$56,625	$38,089
Customer advances and billings in excess of contract revenue	53,620	51,782
Accrued expenses and other current liabilities	47,901	54,066
Current portion of long-term debt	6,500	—

Total Current Liabilities	164,646	143,937

Long-term debt	220,050	243,175
Other long-term liabilities	58,956	62,145
Equity
Chart Industries’ shareholders’ equity:
Common stock, par value $.01 per share – 150,000,000 shares authorized, 28,694,329 and 28,481,586 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	287	285
Additional paid-in capital	255,239	251,692
Retained earnings	220,838	210,480
Accumulated other comprehensive income	14,505	13,104

Total Chart Industries, Inc. shareholders’ equity	490,869	475,561
Noncontrolling interest	1,961	1,685

Total equity	492,830	477,246

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$936,482	$926,503

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Sales	$139,205	$128,766	$396,617	$467,152
Cost of sales	96,404	89,392	281,965	309,189

Gross profit	42,801	39,374	114,652	157,963

Selling, general and administrative expenses	26,225	20,831	75,711	70,242
Amortization expense	2,728	2,745	8,227	8,012
Asset impairment	609	(166)	1,309	334

	29,562	23,410	85,247	78,588

Operating income	13,239	15,964	29,405	79,375

Other expenses (income):
Gain on acquisition of business	—	—	(1,124)	—
Interest expense, net	4,077	3,948	12,318	11,758
Financing costs amortization	370	404	2,736	1,212
Foreign currency expense (income)	(143)	(128)	1,286	(435)

	4,304	4,224	15,216	12,535

Income before income taxes	8,935	11,740	14,189	66,840

Income tax expense	2,270	3,513	3,647	21,255

Net income	6,665	8,227	10,542	45,585

Noncontrolling interest, net of taxes	90	(21)	184	98

Net income attributable to Chart Industries, Inc.	$6,575	$8,248	$10,358	$45,487

Net income attributable to Chart Industries, Inc. per common share—basic	$0.23	$0.29	$0.36	$1.60

Net income attributable to Chart Industries, Inc. per common share—diluted	$0.23	$0.28	$0.35	$1.57

Weighted average number of common shares outstanding—basic	28,528	28,472	28,519	28,444

Weighted average number of common shares outstanding—diluted	29,172	29,105	29,196	28,932

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$10,542	$45,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,575	15,937
Employee stock and stock option related compensation expense	3,561	2,402
Financing costs amortization	2,736	1,212
Gain on acquisition of business	(1,124)	—
Foreign currency expense (income)	1,286	(435)
Asset impairment charge	1,309	334
Other non-cash operating activities	2,591	842
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(4,923)	37,559
Inventory	(9,052)	17,623
Unbilled contract revenues and other current assets	5,589	11,303
Accounts payable and other current liabilities	5,397	(6,989)
Customer advances and billings in excess of contract revenue	1,598	(48,791)

Net Cash Provided By Operating Activities	37,085	76,582

INVESTING ACTIVITIES
Capital expenditures	(11,785)	(9,404)
Acquisition of businesses, net of cash acquired	(9,165)	(8,057)
Other investing activities	(400)	349
Proceeds from maturities of short-term investments	—	2,035

Net Cash Used In Investing Activities	(21,350)	(15,077)

FINANCING ACTIVITIES
Principal payments on long-term debt	(16,625)	—
Proceeds from exercise of options	44	738
Payment of deferred financing costs	(2,820)	—
Tax benefit from exercise of stock options	—	115
Other financing activities	(56)	—

Net Cash (Used In) Provided By Financing Activities	(19,457)	853

Net (decrease) increase in cash and cash equivalents	(3,722)	62,358
Effect of exchange rate changes on cash	1,200	4,644
Cash and cash equivalents at beginning of period	211,168	122,165

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$208,646	$189,167

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Nature of Operations: The Company is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and end-use of industrial gases and hydrocarbons. The Company has domestic operations located across the United States, including principal executive offices located in Ohio, and an international presence in Asia, Australia and Europe.

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

Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The September 30, 2010 and December 31, 2009 balances include money market investments.

Short-Term Investments: From time to time, the Company invests in short-term, highly liquid, variable rate instruments, which have stated maturities of greater than three months but less than six months. These short term investments are recorded at cost which approximates fair value. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, classifies investment securities as current assets. There are no short term investments at September 30, 2010 or December 31, 2009.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	September 30, 2010	December 31, 2009
Raw materials and supplies	$32,516	$22,795
Work in process	24,261	19,967
Finished goods	39,136	42,808

	$95,913	$85,570

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

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$9,308	$8,773	$8,764	$8,636
Warranty expense	1,112	875	3,212	2,978
Warranty usage	(545)	(975)	(2,101)	(2,941)

Ending balance	$9,875	$8,673	$9,875	$8,673

Goodwill and Other Intangible Assets: The Company does not amortize goodwill or other indefinite lived intangible assets, but reviews them at least annually, and on an interim basis if necessary, for impairment using a measurement date of October 1st. The Company amortizes intangible assets that have finite lives over their useful lives.

The Company determines the fair value of any indefinite lived intangible assets using a discounted cash flow method, compares the fair value to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Goodwill is tested utilizing a two-step approach. After recording any impairment losses for indefinite-lived intangible assets, the Company determines the fair value of each reporting unit and compares the fair value to its carrying value, including goodwill, of such reporting unit (step one). To test for impairment, the Company is required to estimate the fair value of each reporting unit. The reporting units are also the reportable segments: Energy & Chemicals, Distribution & Storage, and BioMedical. The Company uses the income and market approaches to develop fair value estimates, which are weighted equally to arrive at a fair value estimate for each reporting unit. With respect to the income approach, a model has been developed to estimate the fair value of each reporting unit. This fair value model incorporates estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. With respect to the market approach, a guideline company method is used selecting companies with similar assets or businesses to estimate fair value of each reporting unit. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill and other indefinite-lived intangible assets. If the fair value exceeds the carrying value, no impairment loss would be recognized. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount of the impairment, if any, would then be measured in step two, which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		September 30, 2010		December 31, 2009
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets:
Unpatented technology	9 years	$10,912	$(6,489)	$10,988	$(5,407)
Patents	10 years	8,509	(4,082)	9,016	(4,040)
Product names	14 years	4,122	(1,189)	4,001	(907)
Non-compete agreements	3 years	2,130	(1,846)	3,474	(2,871)
Customer relations	13 years	106,317	(37,091)	106,194	(31,239)

		$131,990	$(50,697)	$133,673	$(44,464)

Indefinite-lived intangible assets:
Goodwill		$267,857		$264,532
Trademarks and trade names		34,539		34,564

		$302,396		$299,096

Amortization expense for finite-lived intangible assets was $2,728 and $2,745 for the three months ended September 30, 2010 and 2009, respectively, and $8,227 and $8,012 for the nine months ended September 30, 2010 and 2009, respectively, and is estimated to be approximately $10,800 for 2010 and $9,700 for years 2011 through 2015.

Stock-based Compensation: The Company records stock-based compensation according to current accounting guidance which requires all share-based payments to employees and directors, including grants of employee stock options, to be measured at fair value on the date of grant.

During the nine months ended September 30, 2010, the Company granted 250 stock options and 192 shares of restricted stock and stock units. The stock options vest over a four year period and the restricted stock and unit awards vest over a three year period.

Stock-based compensation expense was $1,300 and $754 for the three months ended September 30, 2010 and 2009, respectively, and $3,561 and $2,402 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the total stock-based compensation expected to be recognized over the weighted average period of approximately 1.9 years is $4,707.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2010

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

The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, British pound, Japanese yen, and Czech koruna. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Changes in their fair value are recorded in the consolidated statement of operations as foreign currency expense or income. The changes in fair value generated net income of $20 and net expenses of $681 for the three and nine months ended September 30, 2010, respectively, and net losses of $112 and $85 for the three and nine months ended September 30, 2009, respectively.

At September 30, 2010, the fair values of the Company’s derivative assets and liabilities representing foreign currency forward contracts were $30 and $587, respectively. These were recorded on the balance sheet as other current assets and liabilities. As of September 30, 2010, the Company held forward currency contracts to sell (i) 16,300 euros against the Czech koruna, (ii) 386,853 Japanese yen against the U.S. dollar, and (iii) 270 Polish zloty against the euro. The Company’s foreign currency forward contracts are not exchange traded instruments and, accordingly, are classified as being valued using level 2 inputs which are based on observable inputs such as quoted prices for similar assets and liabilities in active markets.

The Company does not enter into derivative instruments for trading or speculative purposes.

As discussed in Note G, the consideration paid for the assets of Cryotech International, Inc. included contingent consideration of $1,291 recorded in purchase accounting at fair value. The fair value of contingent consideration was measured using Level 3 inputs which are based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. At September 30, 2010, $630 of the contingent consideration is classified as other current liabilities and $661 is included in other long term liabilities within the consolidated balance sheets.

The fair value of the Company’s Term Loan that is part of its Senior Credit Facility is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under this method, the fair value of the Company’s Term Loan approximated its carrying value at September 30, 2010 and December 31, 2009. The fair value of the Subordinated Notes is estimated based on a third party’s bid price. The fair value approximated $168,886 at September 30, 2010 and carrying value of $163,175 at December 31, 2009.

NOTE C — Debt and Credit Arrangements

On May 18, 2010, the Company completed refinancing its prior senior secured credit facility with a five-year $200,000 senior credit facility (“Senior Credit Facility”). As a result of the refinancing, the Company wrote off $1,706 of deferred financing fees related to the prior senior credit facility. The new Senior Credit Facility consists of a $65,000 term loan (the “Term Loan”), of which $63,375 remains outstanding and a $135,000 revolving credit facility (the “Revolver”) with a scheduled maturity date of May 18, 2015. As part of the refinancing, the Company used cash to pay off $15,000 of its prior $80,000 term loan. The Revolver includes a $25,000 sub-limit for the issuance of swingline loans and a $50,000 sub-limit to be used for letters of credit. There is a foreign currency limit of $40,000 under the Revolver which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $40,000 under the Revolver made by the Company’s wholly-owned subsidiary, Chart Industries Luxembourg S.à r.l. The Company also has $163,175 of 9 1/8% senior subordinated notes (the “Subordinated Notes”) outstanding.

The Senior Credit Facility matures on May 18, 2015 (the “Maturity Date”). On September 30, 2010, the Company began repaying the principal balance of the Term Loan with its first quarterly installment of $1,625 and will continue to make quarterly installments through the Maturity Date. The Company may select a Eurocurrency Borrowing or an ABR Borrowing. If the Company elects the Eurocurrency Borrowing, the base rate for the elected period equals the applicable Adjusted LIBOR rate plus the applicable margin (as defined in the Senior Credit Facility). If the Company elects an ABR Borrowing, the base rate for any day equals an applicable interest margin (as defined in the Senior Credit Facility) plus the greatest of the Prime Rate in effect on such day, the Federal Funds Effective Rate in effect on such day plus 0.5%, and the Adjusted LIBOR Rate for a one month interest period on such day plus 1.0%. The applicable interest margin on the Senior Credit Facility could change based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay a commitment fee of between 0.3% and 0.5% of the unused Revolver balance and a letter of credit participation fee equal to the daily aggregate letter of credit exposure at the rate per annum equal to the Applicable Margin for Eurocurrency Revolving Facility Borrowings (ranging from 2% to 3.5%, depending on the leverage ratio calculated at each fiscal quarter end). A fronting fee must be paid on each letter of credit that is issued equal to 0.125% per annum of the stated dollar amount of the letter of credit. The obligations under the Senior Credit Facility are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company’s U.S. subsidiaries and 65% of the capital stock of the Company’s Material (as defined by the Senior Credit Facility) non-U.S. subsidiaries that are owned by U.S. subsidiaries.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2010

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

The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility and indenture governing the Subordinated Notes also include financial covenants relating to net leverage and interest coverage ratios. The Company is in compliance with all covenants. As of September 30, 2010, there was $63,375 outstanding under the Term Loan and $163,175 outstanding under the Subordinated Notes and $23,463 in letters of credit issued but no borrowings outstanding under the Revolver.

Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured credit facilities with borrowing capacity, including overdraft protection, of up to 200,000 Czech koruna (“CSK”). Ferox maintains two separate facilities. Under the first facility, the revolving credit portion allows Ferox to make borrowings in CSK, euros and U.S. dollars. Borrowings in CSK are at PRIBOR, borrowings in Euros are at EURIBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 1.0%. The second facility does not allow for revolving credit borrowings. Both facilities allow for overdraft protection in CSK, euros and U.S. dollars. Borrowings in CSK are at PRIBOR, borrowings in euros are at an overnight European indexed average and borrowings in U.S. dollars are at LIBOR, with a fixed margin of 0.6 – 1.0%. Ferox is not required to pay a commitment fee to the lenders under either facility in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.70% on the face amount of each guarantee. Ferox’s land, buildings and accounts receivable secure the credit facilities. As of September 30, 2010, there were no borrowings outstanding under the Ferox credit facilities. However, there were $2,901 of bank guarantees supported by the Ferox revolving credit facilities.

Flow Instruments & Engineering GmbH (“Flow”), a wholly-owned subsidiary of Ferox, maintains two revolving lines of credit with 320 euros in borrowing capacity. As of September 30, 2010, there were no borrowings outstanding under either line of credit.

NOTE D — Restructuring Activities

In April 2010, Caire Inc., a wholly-owned subsidiary of the Company, announced its plan to close its liquid oxygen therapy manufacturing facility in Plainfield, Indiana and relocate the manufacturing and customer service operations to a facility close to existing BioMedical operations in Canton, Georgia. The Plainfield facility was acquired as part of the 2009 acquisition of the liquid oxygen therapy business of Covidien plc. The total anticipated cost of the restructuring is approximately $6,000 which includes asset impairment charges. The Company expects the closure to be completed by the end of the first quarter of 2011. The cost will include cash expenditures for employee retention and separation benefits as well as lease exit costs. For the three and nine months ended September 30, 2010, the Company recorded $1,046 and $2,979, respectively, related to the closure of the Plainfield, Indiana BioMedical facility and the write-down to net realizable value of certain assets at the facility. These charges were recorded in cost of sales ($675 and $1,661 for the three and nine months ended September 30, 2010), selling, general and administrative expenses, (($184) and $62 for the three and nine months ended September 30, 2010) and asset impairment charges ($555 and $1,255 for the three and nine months ended September 30, 2010).

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE D — Restructuring Activities – Continued

The following tables summarize the Company’s restructuring activities for the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009.

	Three Months Ended September 30, 2010
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at June 30, 2010	$256	$802	$1,050	$—	$2,108
Restructuring charges	—	(2)	1,048	—	1,046
Asset impairment	—	—	(555)	—	(555)
Cash payments	(109)	(229)	(163)	—	(501)

Balance as of September 30, 2010	$147	$571	$1,380	$—	$2,098

	Nine Months Ended September 30, 2010
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at January 1, 2010	$682	$1,608	$503	$88	$2,881
Restructuring charges	—	(42)	3,043	(22)	2,979
Asset impairment	—	—	(1,255)	—	(1,255)
Cash payments	(535)	(995)	(911)	(66)	(2,507)

Balance as of September 30, 2010	$147	$571	$1,380	$—	$2,098

	Three Months Ended September 30, 2009
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at June 30, 2009	$250	$2,070	$834	$190	$3,344
Restructuring charges	644	371	207	—	1,222
Asset impairment	—	—	170	—	170
Cash payments	(76)	(656)	(633)	(64)	(1,429)

Balance as of September 30, 2009	$818	$1,785	$578	$126	$3,307

	Nine Months Ended September 30, 2009
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at January 1, 2009	$—	$—	$—	$—	$—
Restructuring charges	928	2,854	1,716	283	5,781
Asset impairment	—	—	(330)	—	(330)
Cash payments	(110)	(1,069)	(808)	(157)	(2,144)

Balance as of September 30, 2009	$818	$1,785	$578	$126	$3,307

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE E — Earnings per Share

The following table presents calculations of net income per share of common stock for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to Chart Industries, Inc.	$6,575	$8,248	$10,358	$45,485

Net income attributable to Chart Industries, Inc. per common share—basic	$0.23	$0.29	$0.36	$1.60

Net income attributable to Chart Industries, Inc. per common share—diluted	$0.23	$0.28	$0.35	$1.57

Weighted average number of common shares outstanding—basic	28,528	28,472	28,519	28,444

Incremental shares issuable upon assumed conversion and exercise of stock	644	633	677	488

Total shares—diluted	29,172	29,105	29,196	28,932

Certain options to purchase common stock of the Company were not included in net income attributable to Chart Industries, Inc. per common share-diluted as they were anti-dilutive and consisted of 466 and 422 shares for the three and nine months ended September 30, 2010, respectively, and 220 and 476 shares, respectively, for the three and nine months ended September 30, 2009.

NOTE F — Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	September 30, 2010	December 31, 2009
Foreign currency translation adjustments	$18,890	$17,691
Pension liability adjustments, net of taxes	(4,385)	(4,587)

	$14,505	$13,104

The following is a summary of the components of total comprehensive income, net of related income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$6,665	$8,227	$10,542	$45,585
Other comprehensive income:
Foreign currency translation gains	13,212	5,828	1,199	8,170
Defined benefit pension plan amortization of net loss	67	169	202	508

Comprehensive income	19,944	14,224	11,943	54,263
Less: Comprehensive (income) loss attributable to noncontrolling interest	(90)	(21)	(184)	98

Comprehensive income attributable to Chart Industries, Inc.	$19,854	$14,245	$11,759	$54,165

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2010

(Dollars and shares in thousands, except per share amounts)

NOTE G — Acquisitions

On August 2, 2010, Chart Inc. acquired substantially all of the assets of Cryotech International, Inc. (“Cryotech”) for a potential total purchase price of $6,653 in cash, of which $4,053 was paid at closing. The remaining portion of the potential total purchase price represents contingent consideration to be paid over two years based on the achievement of certain revenue targets. The estimated value of the contingent consideration at the acquisition date was $1,291. The value of the contingent consideration was estimated using a discounted cash flow model. The preliminary fair value of the assets acquired and goodwill at the date of acquisition were $1,626 and $3,718, respectively. Cryotech is located in San Jose, California and designs, manufactures, sells, and services cryogenic injectors, vacuum insulated piping systems, and manifolds, and also repairs liquid cylinders. Cryotech’s results are included in the Company’s Distribution & Storage segment and added $2,398 to net sales during the three months ended September 30, 2010.

On April 2, 2010, Chart Japan Co., Ltd. completed the acquisition of Covidien Japan Inc.’s liquid oxygen therapy business for $1,008 in cash. The fair value of the assets acquired at closing was $2,132 which exceeded the cash paid and, accordingly, resulted in a gain on acquisition of business of $1,124 during the second quarter of 2010. Available public information indicated that Covidien sought to streamline its business portfolio in an expeditious manner and reallocate resources to other businesses, therefore, the liquid oxygen therapy business was considered a non-core asset. Net sales of $1,421 were added to the Company’s BioMedical segment during the nine months ended September 30, 2010 as a result of the acquisition.

On November 27, 2009, Caire Inc. and other wholly-owned subsidiaries of the Company completed the acquisition of Covidien’s liquid oxygen therapy business, including the design, manufacturing, and worldwide sales and service functions, for $9,082 in cash in the initial closing. The fair value of the assets acquired in the initial closing of $16,036 exceeded the cash paid and, accordingly, resulted in a gain on acquisition of business of $6,954 in 2009. Net sales of $39,845 were added to the Company’s BioMedical segment during the nine months ended September 30, 2010 as a result of the acquisition of the liquid oxygen therapy business.

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

NOTE H — Income Taxes

At September 30, 2010, the Company has recorded a $1,388 liability, in accordance with ASC 740-10-25 “Income Taxes,” for gross unrecognized tax benefits. This amount, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2010, the Company had accrued approximately $311 for the payment of interest and penalties. During the three months ended September 30, 2010, the Company reduced its recorded liability for unrecognized tax benefits by $1,339 due to the expiration of certain statutes of limitations and recorded $1,318 in additional unrecognized tax benefits.

NOTE I — Employee Benefit Plans

The Company has one frozen defined benefit pension plan that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.

The following table sets forth the components of net periodic pension expense for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest cost	$612	$599	$1,836	$1,797
Expected return on plan assets	(588)	(457)	(1,764)	(1,371)
Amortization of net loss	67	169	202	508

Total pension expense	$91	$311	$274	$934

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2010

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

Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Three Months Ended September 30, 2010
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total

Sales	$38,150	$65,024	$36,031	$—	$139,205

Operating income (loss)	2,289	10,222	7,855	(7,127)	13,239

	Nine Months Ended September 30, 2010
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total

Sales	$95,712	$192,137	$108,768	$—	$396,617

Operating income (loss)	1,159	29,547	19,955	(21,256)	29,405

	Three Months Ended September 30, 2009
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total

Sales	$49,714	$57,116	$21,936	$—	$128,766

Operating income (loss)	7,527	8,523	5,664	(5,750)	15,964

	Nine Months Ended September 30, 2009
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total

Sales	$210,952	$192,369	$63,831	$—	$467,152

Operating income (loss)	54,132	30,009	13,400	(18,166)	79,375

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2010

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

The following supplemental condensed consolidating and combining financial information of the Issuer (Chart Industries, Inc.), Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the three and nine months ended September 30, 2010 and 2009, balance sheets as of September 30, 2010 and December 31, 2009 and statements of cash flows for the nine months ended September 30, 2010 and 2009.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2010

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
ASSETS
Cash and cash equivalents	$118,058	$(175)	$90,763	$—	$208,646
Accounts receivable, net	—	50,567	32,907	—	83,474
Inventory, net	—	49,082	47,471	(640)	95,913
Other current assets	7,790	22,031	6,523	(1,343)	35,001

Total current assets	125,848	121,505	177,664	(1,983)	423,034
Property, plant and equipment, net	—	68,890	46,218	—	115,108
Goodwill	—	194,620	73,237	—	267,857
Intangible assets, net	—	108,008	7,824	—	115,832
Investments in affiliates	303,885	125,097	—	(428,052)	930
Intercompany receivables	325,317	—	—	(325,317)	—
Other assets	6,329	19,574	6,850	(19,032)	13,721

Total assets	$761,379	$637,694	$311,793	$(774,384)	$936,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$10,507	$118,051	$34,562	$1,526	$164,646

Total current liabilities	10,507	118,051	34,562	1,526	164,646
Long-term debt	220,050	—	20,220	(20,220)	220,050
Intercompany payables	—	203,023	123,685	(326,708)	—
Other long-term liabilities	37,992	12,735	8,229	—	58,956

Total liabilities	268,549	333,809	186,696	(345,402)	443,652
Common stock	287	—	—	—	287
Other stockholders’ equity	492,543	303,885	125,097	(428,982)	492,543

Total stockholders’ equity	492,830	303,885	125,097	(428,982)	492,830

Total liabilities and stockholders’ equity	$761,379	$637,694	$311,793	$(774,384)	$936,482

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2010

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2010

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$95,720	$45,686	$(2,201)	$139,205
Cost of sales	—	60,877	37,797	(2,270)	96,404

Gross profit	—	34,843	7,889	69	42,801
Selling, general and administrative expenses	21	24,891	4,650	—	29,562

Operating (loss) income	(21)	9,952	3,239	69	13,239
Interest expense, net	4,093	(39)	23	—	4,077
Other expense (income), net	370	(541)	398	—	227
Noncontrolling interest, net of tax	—	—	90	—	90

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(4,484)	10,532	2,728	69	8,845
Income tax (benefit) provision	1,189	603	478	—	2,270
Equity in net (income) loss of subsidiaries	(12,248)	(2,319)	—	14,567	—

Net income (loss) attributable to Chart Industries, Inc.	$6,575	$12,248	$2,250	$(14,498)	$6,575

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$92,804	$36,535	$(456)	$128,883
Cost of sales	—	60,570	29,503	(564)	89,509

Gross profit	—	32,234	7,032	108	39,374
Selling, general and administrative expenses	354	19,389	3,667	—	23,410

Operating income	(354)	12,845	3,365	108	15,964
Interest expense	4,440	(13)	(75)	—	4,352
Other expense (income), net	—	78	(206)	—	(128)
Noncontrolling interest, net of tax	—	—	(21)	—	(21)

Income (loss) before income taxes and equity in net (income) of subsidiaries	(4,794)	12,780	3,667	108	11,761
Income tax (benefit) provision	1,195	1,107	1,211	—	3,513
Equity in net (income) of subsidiaries	(14,237)	(2,564)	—	16,801	—

Net income attributable to Chart Industries, Inc.	$8,248	$14,237	$2,456	$(16,693)	$8,248

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2010

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$257,090	145,232	$(5,705)	$396,617
Cost of sales	—	167,073	120,463	(5,571)	281,965

Gross profit	—	90,017	24,769	(134)	114,652
Selling, general and administrative expenses	302	71,080	13,865	—	85,247

Operating (loss) income	(302)	18,937	10,904	(134)	29,405
Interest expense, net	12,394	(47)	(29)	—	12,318
Other expense (income), net	2,736	(125)	287	—	2,898
Noncontrolling interest, net of tax	—	—	184	—	184

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(15,432)	19,109	10,462	(134)	14,005
Income tax (benefit) provision	(1,538)	3,574	1,611	—	3,647
Equity in net (income) loss of subsidiaries	(24,252)	(8,717)	—	32,969	—

Net income (loss) attributable to Chart Industries, Inc.	$10,358	$24,252	$8,851	$(33,103)	$10,358

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Nine Months Ended September 30, 2009
	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$352,252	$116,927	$(2,028)	$467,151
Cost of sales	—	219,724	91,783	(2,319)	309,188

Gross profit	—	132,528	25,144	291	157,963
Selling, general and administrative expenses	1,105	67,054	10,429	—	78,588

Operating income	(1,105)	65,474	14,715	291	79,375
Interest expense	13,246	(23)	(253)	—	12,970
Other (income) expense, net	—	(78)	(357)	—	(435)
Noncontrolling interest, net of tax	—	—	98	—	98

Income (loss) before income taxes and equity in net (income) of subsidiaries	(14,351)	65,575	15,227	291	66,742
Income tax (benefit) provision	(4,427)	22,028	3,654	—	21,255
Equity in net (income) of subsidiaries	(55,411)	(11,864)	—	67,275	—

Net income attributable to Chart Industries, Inc.	$45,487	$55,411	$11,573	$(66,984)	$45,487

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2010

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$9,391	$19,024	$(379)	$9,049	$37,085
Cash flows from investing activities:
Capital expenditures	—	(6,872)	(4,914)	—	(11,785)
Acquisition of businesses, net of cash acquired	—	(8,156)	(1,008)	—	(9,165)
Other investing activities	—	(400)	—	—	(400)

Net cash used in investing activities	—	(15,428)	(5,922)	—	(21,350)

Cash flows from financing activities:
Net debt activity	(16,625)	(6,910)	6,910	—	(16,625)
Payment of deferred financing costs	(2,820)	—	—	—	(2,820)
Other financing activities	(12)	—	—	—	(12)
Intercompany account changes	(21,472)	1,036	29,485	(9,049)	—

Net cash (used in) provided by financing activities	(40,929)	(5,874)	36,395	(9,049)	(19,457)

Net (decrease) increase in cash and cash equivalents	(31,538)	(2,278)	30,094	—	(3,722)
Effect of exchange rate changes on cash	—	—	1,200	—	1,200
Cash and cash equivalents, beginning of period	149,596	2,103	59,469	—	211,168

Cash and cash equivalents, end of period	$118,058	$(175)	$90,763	$—	$208,646

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2010

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$7,684	$47,981	$23,687	$(2,770)	$76,582
Cash flows from investing activities:
Capital expenditures	—	(7,520)	(1,884)	—	(9,404)
Acquisition of businesses, net of cash acquired	—	(1,250)	(6,807)	—	(8,057)
Other investing activities	2,035	667	(318)	—	2,384

Net cash provided by (used in) investing activities	2,035	(8,103)	(9,009)	—	(15,077)
Cash flows from financing activities:
Net change in debt	—	—	11,400	(11,400)	—
Other financing activities	853	—	—	—	853
Intercompany account changes	33,128	(40,699)	(6,599)	14,170	—

Net cash provided by (used in) financing activities	33,981	(40,699)	4,801	2,770	853

Net (decrease) increase in cash and cash equivalents	43,700	(821)	19,479	—	62,358
Effect of exchange rate changes	—	—	4,644	—	4,644
Cash and cash equivalents, beginning of period	84,428	2,540	35,197	—	122,165

Cash and cash equivalents, end of period	$128,128	$1,719	$59,320	$—	$189,167

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the nine months ended September 30, 2010, orders were $422.3 million and backlog increased to $212.6 million compared to $185.1 million at December 31, 2009. We experienced declines in our sales, gross profit and operating income for the nine months ended September 30, 2010 compared to the same period in 2009. This was largely due to the reduction in project backlog at E&C due to the completion of several large LNG projects during 2009, lower volume in our brazed aluminum heat exchanger business and the lack of significant new orders in our systems business. The underutilized capacity and a drawn-out return of capital projects continue to have an unfavorable impact on E&C volume and margins. This was partially offset by benefits from acquisitions in our BioMedical business including the liquid oxygen therapy business of Covidien (“Covidien Acquisition”) in the fourth quarter of 2009, as well as the related Japanese assets in the second quarter of 2010, and Chengdu Golden Phoenix Liquid Nitrogen Container Co. Ltd., in the second quarter of 2009. In addition, the acquisition of the assets of Cryotech International, Inc. (“Cryotech”) during the third quarter of 2010 positively impacted D&S segment sales and operating income for the nine months ended September 30, 2010. Sales for the nine months ended September 30, 2010 were $396.6 million compared to sales of $467.2 million for the nine months ended September 30, 2009, reflecting a decrease of $70.6 million, or 15.1%. Acquisitions completed since the fourth quarter of 2009 added $43.7 million in sales for the nine months ended September 30, 2010. Our gross profit for the nine months ended September 30, 2010 was $114.7 million, or 28.9% of sales, as compared to $157.9 million, or 33.8% of sales, for the same period in 2009. In addition, our operating income for the nine months ended September 30, 2010 was $29.4 million compared to $79.4 million for the same period in 2009.

We continue to see an improving global market in all our business segments as industrial activity, especially in China and Asia, continues to improve. Order intake began to improve during the third quarter of 2009 and has continued to improve sequentially through the third quarter of 2010 in our D&S and BioMedical businesses. In addition, recent acquisitions have contributed to that improvement in our BioMedical business. The lack of strength in the economic recovery continues to have an effect on large capital projects, which impacts our E&C business, but quote activity remains strong. Order flow in the E&C business is historically volatile due to the size of some projects and it is not unusual to see order intake change significantly quarter to quarter. The oil spill in the Gulf of Mexico had no impact on our business as our products historically have not been used in offshore drilling applications. A new $200 million senior secured credit facility (“Senior Credit Facility”) was executed during the second quarter of 2010, which extended our senior debt maturity to 2015 as the prior facility was due in October 2010. We believe that our cash flow from operations, available cash and available borrowings under our Senior Credit Facility should be adequate to meet our working capital, capital expenditure, debt service and other operational funding requirements for the remaining three months of 2010 and into 2011.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our three operating segments for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales

Energy & Chemicals	$38,150	$49,714	$95,712	$210,952
Distribution & Storage	65,024	57,116	192,137	192,369
BioMedical	36,031	21,936	108,768	63,831

Total	$139,205	$128,766	$396,617	$467,152

Gross Profit

Energy & Chemicals	$8,911	$14,460	$19,776	$78,480
Distribution & Storage	19,658	15,843	55,636	55,182
BioMedical	14,232	9,071	39,240	24,301

Total	$42,801	$39,374	$114,652	$157,963

Gross Profit Margin

Energy & Chemicals	23.4%	29.1%	20.7%	37.2%
Distribution & Storage	30.2%	27.7%	29.0%	28.7%
BioMedical	39.5%	41.4%	36.1%	38.1%
Total	30.7%	30.6%	28.9%	33.8%

Operating Income

Energy & Chemicals	$2,289	$7,527	$1,159	$54,132
Distribution & Storage	10,222	8,523	29,547	30,009
BioMedical	7,855	5,664	19,955	13,400
Corporate	(7,127)	(5,750)	(21,256)	(18,166)

Total	$13,239	$15,964	$29,405	$79,375

Sales

Sales for the three months ended September 30, 2010 were $139.2 million compared to $128.8 million for the three months ended September 30, 2009, reflecting an increase of $10.4 million, or 8.1%. E&C segment sales were $38.2 million for the three months ended September 30, 2010 compared with sales of $49.7 million for the three months ended September 30, 2009, which reflected a decrease of $11.5 million or 23.1%. The decline in sales occurred in the systems product line due to the lack of significant new orders and completion of several large projects in 2009. Brazed aluminum heat exchanger sales also declined due to reduced volume and lower pricing. The delay of new capital projects due to the lack of strength in the economic recovery continues to have an unfavorable impact on E&C volume and pricing. D&S segment sales increased $7.9 million, or 13.8%, to $65.0 million for the three months ended September 30, 2010 from $57.1 million for the three months ended September 30, 2009. The increase was primarily due to higher volume resulting from increased demand in China and package gas systems in the U.S. Bulk systems sales also increased by $2.4 million due to the acquisition of Cryotech in August 2010. In addition, D&S segment sales were negatively affected in the third quarter of 2010 by the weakening of the euro and the Czech koruna against the U.S. dollar as compared to exchange rates experienced during the same period in 2009. BioMedical segment sales for the three months ended September 30, 2010 were $36.0 million compared to $21.9 million for the same period in 2009, which reflected an increase of $14.1 million, or 64.4%. The increase was primarily driven by the Covidien Acquisition, which added $13.3 million of medical respiratory sales. Biological storage systems sales also increased $1.6 million during the three months ended September 30, 2010. These increases were partially offset by the weakening of the euro against the U.S. dollar during the third quarter of 2010.

Gross Profit and Margin

Gross profit for the three months ended September 30, 2010 was $42.8 million, or 30.7% of sales, versus $39.4 million, or 30.6% of sales, for the three months ended September 30, 2009 resulting in a $3.4 million increase. E&C segment gross profit decreased $5.5 million and its margin decreased 5.7 percentage points for the three months ended September 30, 2010 as compared to the prior period, primarily due to lower volume and price due to the delay of new capital projects and underutilized capacity in the industry due to the lack of strength in the economic recovery. Gross profit for the D&S segment increased $3.9 million, and margin also increased 2.5 percentage points, largely due to increased volume and favorable product mix, for the three months ended September 30, 2010 as compared to the same period in 2009. The BioMedical gross profit increased $5.1 million as margin decreased 1.9 percentage points, for the three months ended September 30, 2010 as compared to the same period in 2009. The increase in gross profit was primarily due to higher sales volume and favorable product mix for medical respiratory products and biological storage systems, which was partially offset by a stronger euro in the 2009 period. BioMedical’s restructuring charges impacted margin percentages in both periods by approximately 2% as a result of the Plainfield, Indiana facility shutdown in 2010 and the Denver, Colorado facility shutdown in 2009.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses for the three months ended September 30, 2010 were $26.2 million, or 18.8% of sales, compared to $20.8 million, or 16.1% of sales, for the three months ended September 30, 2009. SG&A expenses for the E&C segment were $5.7 million for the three months ended September 30, 2010 compared to $6.0 million for the three months ended September 30, 2009, a decrease of $0.3 million. The decrease was primarily due to lower variable compensation costs. D&S segment SG&A expenses for the three months ended September 30, 2010 were $8.0 million compared to $6.1 million for the three months ended September 30, 2009, an increase of $1.9 million. This increase was primarily attributable to higher employee related costs due to the Cryotech acquisition and improving business conditions. SG&A expenses for the BioMedical segment were $5.2 million for the three months ended September 30, 2010 and $3.0 million for the three months ended September 30, 2009. The increase of $2.2 million was primarily attributable to increased employee related and integration costs, due to acquisitions. Corporate SG&A expenses for the three months ended September 30, 2010 were $7.3 million compared to $5.7 million for the three months ended September 30, 2009. This increase of $1.6 million was attributable primarily to higher stock-based compensation expense and higher employee related costs due to acquisitions.

Asset Impairment Charge

An asset impairment charge of $0.6 million in the third quarter of 2010 was the result of the write-down of certain equipment acquired in the Covidien Acquisition at the Plainfield facility to its net realizable value as part of the planned closure of the facility.

Amortization Expense

Amortization expense for the three months ended September 30, 2010 was $2.7 million, or 2.0% of sales, compared to $2.7 million, or 2.1% of sales for the three months ended September 30, 2009.

Operating Income

As a result of the foregoing, operating income for the three months ended September 30, 2010 was $13.2 million, or 9.5% of sales, a decrease of $2.8 million compared to operating income of $16.0 million, or 12.4% of sales, for the same period in 2009.

Net Interest Expense and Amortization of Deferred Financing Costs

Net interest expense for the three months ended September 30, 2010 and 2009 was $4.1 million and $3.9 million, respectively. The increase in interest expense of $0.2 million for the three months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to slightly higher variable interest rates on the term loan portion of our Senior Credit Facility. The effect of the increased variable interest rates was partially offset by the lower principal balance on the term loan as a result of a $15.0 million payment in the second quarter of 2010. Amortization of deferred financing costs was $0.4 million for the three months ended September 30, 2010 and $0.4 million for the three months ended September 30, 2009.

Other Expense and Income

For the three months ended September 30, 2010, foreign currency gains of $0.1 million remained flat compared to the same period in 2009.

Income Tax Expense

Income tax expense of $2.3 million and $3.5 million for the three months ended September 30, 2010 and 2009, respectively, represents taxes on both U.S. and foreign earnings at an effective income tax rate of 25.4% and 30.0%, respectively. The decrease in the effective income tax rate was primarily due to lower domestic earnings, which are taxed at higher rates as compared to foreign earnings. This results in the lower effective tax rate on foreign earnings having a larger impact on the total effective tax rate of the Company.

Net Income

As a result of the foregoing, reported net income for the three months ended September 30, 2010 and 2009 was $6.6 million and $8.2 million, respectively.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Sales

Sales for the nine months ended September 30, 2010 were $396.6 million compared to $467.2 million for the nine months ended September 30, 2009, reflecting a decrease of $70.6 million, or 15.1%. E&C segment sales were $95.7 million for the nine months ended September 30, 2010 compared with sales of $211.0 million for the same period in 2009, which represented a decrease of $115.3 million, or 54.6%. A significant decline in sales occurred in the systems product line due to the lack of substantial new orders while a number of projects were completed in 2009. Brazed aluminum heat exchanger sales also decreased significantly due to reduced volume and lower pricing. D&S segment sales decreased $0.3 million, or less than 1%, to $192.1 million for the nine months ended September 30, 2010 from $192.4 million for the nine months ended September 30, 2009. Bulk storage system sales decreased $11.8 million, which was offset by an increase in package gas system sales of $11.5 million for the nine months ended September 30, 2010 compared to the same period in 2009. BioMedical segment sales increased $45.0 million, or 70.5%, to $108.8 million for the nine months ended September 30, 2010 compared to $63.8 million for the nine months ended September 30, 2009. The increase was primarily driven by the Covidien Acquisition, which added $41.3 million of medical respiratory sales during the nine months ended September 30, 2010. Biological storage systems sales also increased $6.2 million during the nine months ended September 30, 2010. These increases were partially offset by the discontinuation of magnetic resonance imaging (“MRI”) component sales in 2009.

Gross Profit and Margin

Gross profit for the nine months ended September 30, 2010 was $114.7 million, or 28.9% of sales, versus $158.0 million, or 33.8% of sales, for the nine months ended September 30, 2009, resulting in a $43.3 million decrease. E&C segment gross profit decreased $58.7 million, or 16.5 percentage points in the 2010 period compared to the 2009 period, primarily due to volume and price due to the delay of new projects and under-utilized capacity in the industry as a result of the lack of strength in the economic recovery. Gross profit for the D&S segment increased $0.4 million, or 0.3 percentage points, for the nine months ended September 30, 2010 compared to the same period in 2009. BioMedical gross profit increased $14.9 million, as margin declined 2.0 percentage points, for the nine months ended September 30, 2010 compared to the same period in 2009. The BioMedical gross profit margin decreased in 2010 primarily due to restructuring costs of $1.6 million related to the planned closure of the Plainfield, Indiana facility and non-cash charges of $2.4 million related to the write up of acquired inventory to fair value from the Covidien Acquisition that was sold during the nine months ended September 30, 2010.

SG&A

SG&A expenses for the nine months ended September 30, 2010 were $75.7 million, or 19.1% of sales, versus $70.2 million, or 15.0% of sales, for the nine months ended September 30, 2009. SG&A expenses for the E&C segment were $15.8 million for the nine months ended September 30, 2010 compared to $21.6 million for the nine months ended September 30, 2009, a decrease of $5.8 million. The decrease for the E&C segment was primarily the result of lower variable incentive compensation expenses and sales commissions due to lower volume during 2010 as compared to the same period in 2009. D&S segment SG&A expenses for the nine months ended September 30, 2010 were $22.4 million compared to $21.4 million for the nine months ended September 30, 2009, an increase of $1.0 million. This increase was primarily attributable to higher employee and related benefit costs due to the acquisition of Cryotech and improving business conditions. SG&A expenses for the BioMedical segment were $16.3 million for the nine months ended September 30, 2010, an increase of $7.2 million compared to the nine months ended September 30, 2009. The increase was largely due to increased employee and integration costs as a result of the Covidien Acquisition and restructuring costs of $0.3 million related to the planned closure of the Plainfield, Indiana facility. Corporate SG&A expenses for the nine months ended September 30, 2010 were $21.2 million compared to $18.1 million for the nine months ended September 30, 2009. This increase of $3.1 million was primarily attributable to higher stock-based compensation costs, employee related costs and consulting fees related to acquisitions and system implementations.

Amortization Expense

Amortization expense for the nine months ended September 30, 2010 was $8.2 million, or 2.1% of sales, compared to $8.0 million, or 1.7% of sales, for the nine months ended September 30, 2009. The increase of $0.2 million results from amortization of intangible assets that arose from the Covidien Acquisition.

Asset Impairment Charge

Asset impairment charges of $1.3 million for the nine months ended September 30, 2010 were the result of certain equipment at the Plainfield, Indiana facility, which was acquired in the Covidien Acquisition, being written down to its net realizable value as part of the closure of the facility. An asset impairment charge of $0.3 million for the nine months ended September 30, 2009 was the result of certain equipment at the BioMedical facility in Denver, Colorado being written down to its net realizable value as part of the facility shutdown.

Operating Income

As a result of the foregoing, operating income for the nine months ended September 30, 2010 was $29.4 million, or 7.4% of sales, a decrease of $50.0 million compared to operating income of $79.4 million, or 17.0% of sales, for the same period in 2009.

Net Interest Expense and Amortization of Deferred Financing Costs

Net interest expense for the nine months ended September 30, 2010 and 2009 was $12.3 million and $11.8 million, respectively. This increase in interest expense of $0.5 million for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to higher variable interest rates on the term loan portion of our Senior Credit Facility. Amortization of deferred financing costs was $2.7 million for the nine months ended September 30, 2010 and $1.2 million for the nine months ended September 30, 2009. The increase of $1.5 million was due to the $1.7 million write off of the remaining deferred financing costs related to the former senior credit facility, which was refinanced in May 2010.

Gain on Acquisition of a Business

For the nine months ended September 30, 2010, the Company recognized a $1.1 million gain as a result of the acquisition of Covidien’s Japanese oxygen therapy business in April 2010. The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The estimates of fair value exceeded the cash paid and, accordingly, resulted in a gain on acquisition of business.

Other Expenses and Income

For the nine months ended September 30, 2010, foreign currency losses were $1.3 million as compared to currency gains of $0.4 million for the same period in 2009. The currency losses occurred due to a weaker euro against the U.S. dollar during the nine months ended September 30, 2010 as compared to the same period in the prior year.

Income Tax Expense

Income tax expense of $3.6 million and $21.3 million for the nine months ended September 30, 2010 and 2009, respectively, represents taxes on both domestic and foreign earnings at an annual effective income tax rate of 25.7% and 31.8%, respectively. The decrease in the effective income tax rate was primarily due to a decrease in domestic earnings, which are taxed at a higher rate as compared to foreign earnings.

Net Income

As a result of the foregoing, net income for the nine months ended September 30, 2010 and 2009 was $10.4 million and $45.5 million, respectively.

Liquidity and Capital Resources

Debt Instruments and Related Covenants

On May 18, 2010, the Company completed the refinancing of its prior credit facility with a $200.0 million senior credit facility (“Senior Credit Facility”). The new Senior Credit Facility consists of a $65.0 million term loan and a $135.0 million revolving credit facility with a scheduled maturity date of May 18, 2015. Under the terms of the new facility, 10% of the $65 million term loan is payable in quarterly installments of $1.6 with the balance due in 2015. As part of the refinancing, the Company used cash to pay off $15.0 million of its prior $80.0 million term loan.

As of September 30, 2010, the Company had $163.2 million outstanding under the senior subordinated notes (“Subordinated Notes”) and $23.5 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility. The Company is in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. Availability on the revolving portion of the Senior Credit Facility was $111.5 million at September 30, 2010.

Sources and Uses of Cash

Our cash and cash equivalents totaled $208.6 million as of September 30, 2010, a decrease of $2.6 million from the balance at December 31, 2010. Cash equivalents were invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been rated highly by at least one nationally recognized rating organization. Based on the foregoing, we believe that there is low risk that our cash and cash equivalents will not be a source of liquidity for us.

Cash provided by operations for the nine months ended September 30, 2010 was $37.1 million compared with cash provided by operations of $76.6 million for the nine months ended September 30, 2009. The decrease in cash provided by operations of $39.5 million in the 2010 period was primarily attributable to decreased net income.

Cash used in investing activities for the nine months ended September 30, 2010 was $21.3 million compared to $15.1 million for the nine months ended September 30, 2009. Capital expenditures for the nine months ended September 30, 2010 were $11.8 million compared with $9.4 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, $4.4 million was used to acquire substantially all the assets and fund a loan to the sellers of Cryotech and $1.0 million of cash was used to acquire the Japanese liquid oxygen therapy business of Covidien. In addition, the final deferred purchase payments for the 2009 acquisition of Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd. (“Golden Phoenix”) of $4.1 million were paid during the 2010 period. For the nine months ended September 30, 2009, $8.1 million of cash, net of cash acquired was used for two acquisitions: the equity interests of Golden Phoenix and substantially all of the assets of Tri-Thermal, Inc. Also, for the nine months ended September 30, 2009, certain short-term investments matured and the proceeds totaled $2.0 million.

For the nine months ended September 30, 2010, the Company made principal debt payments of $16.6 million of which $15.0 million was on the term loan portion of the prior credit facility as part of the refinancing. The additional $1.6 million principal payment was a scheduled quarterly payment on the term loan portion of the new Senior Credit Facility. The Company also paid $2.8 million in financing costs related to the credit facility refinancing.

Cash Requirements

The Company does not anticipate any unusual cash requirements for working capital needs, but expects to use $3 to $5 million of cash for capital expenditures for the remaining three months of 2010. A significant portion of the capital expenditures are expected to be used for the construction of new BioMedical manufacturing facilities in Canton, Georgia as part of the Company’s restructuring plan related to the Covidien Acquisition.

During 2010, the Company has and will continue to consider making acquisitions as part of its strategic growth initiatives and expects to fund these acquisitions with primarily cash or stock but may use other sources of funding if such sources are appropriate.

For the remaining three months of 2010, cash requirements for debt service are forecasted to be approximately $7.9 million for scheduled interest payments under our Senior Credit Facility and the Subordinated Notes and $1.6 million for required quarterly principal payments under the term loan portion of our Senior Credit Facility. We may also from time to time seek to purchase a portion of our Subordinated Notes outstanding through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and our debt covenants. For the remainder of 2010, we expect to use approximately $5.8 million of cash for both U.S. and foreign income taxes and to contribute approximately $0.2 million of cash to our defined benefit pension plan to meet ERISA minimum funding requirements.

Orders and Backlog

We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and it is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties. Backlog as of September 30, 2010 was $212.6 million compared to $199.9 million as of June 30, 2010.

The following table sets forth orders and backlog by segment for the periods indicated:

	Three Months Ended
	September 30, 2010	June 30, 2010

Orders
Energy & Chemicals	$32,305	$29,875
Distribution & Storage	74,285	69,615
BioMedical	40,186	36,703

Total	$146,776	$136,193

Backlog

Energy & Chemicals	$100,369	$106,193
Distribution & Storage	99,116	84,038
BioMedical	13,161	9,629

Total	$212,646	$199,860

E&C orders for the three months ended September 30, 2010 were $32.3 million compared to $29.9 million for the three months ended June 30, 2010. E&C backlog totaled $100.4 million at September 30, 2010 compared to $106.2 million at June 30, 2010. The increase of $2.4 million in orders is primarily due to improved order intake in our brazed aluminum heat exchanger business during the third quarter, which was partially offset by a decline in orders in our air cooled heat exchanger and systems business. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake fluctuate significantly quarter to quarter.

D&S orders for the three months ended September 30, 2010 were $74.3 million compared to $69.6 million for the three months ended June 30, 2010. D&S backlog totaled $99.1 million at September 30, 2010 compared to $84.0 million at June 30, 2010. Orders for both bulk systems and package gas systems increased during the three months ended September 30, 2010 versus the three months ended June 30, 2010.

BioMedical orders for the three months ended September 30, 2010 were $40.2 million compared to $36.7 million for the three months ended June 30, 2010. BioMedical backlog at September 30, 2010 totaled $13.2 million compared to $9.6 million at June 30, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the Securities Act of 1933.

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

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements”. These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue,” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2009), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the impact of the recent global economic and financial crisis;

•	the loss of, or a significant reduction or delay in purchases, by our largest customers;

•	the fluctuations in the price of oil and natural gas and changes in government energy policies;

•	competition in our markets;

•	our reliance on the availability of key supplies and services;

•	degradation of our backlog as a result of modification or termination of orders;

•	financial distress of third parties;

•	changes in government health care regulations and reimbursement policies;

•	general economic, political, business and market risks associated with our global operations;

•	fluctuations in foreign currency exchange rates and interest rates;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	our ability to successfully manage our planned operational expansions;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	difficulties in implementing a new ERP system;

•	the loss of key employees;

•	the pricing and availability of raw materials;

•	our ability to manage our fixed-price contract exposure;

•	litigation and disputes involving us, including the extent of product liability, warranty, pension, employment and environmental claims asserted against us;

•	United States Food and Drug Administration regulation of our products;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	additional liabilities related to taxes;

•	the underfunded status of our pension plan;

•	our ability to continue our technical innovation in our product lines;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	disruptions in our operations due to hurricanes or other severe weather;

•	potential violations of the Foreign Corrupt Practices Act;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	risks associated with our indebtedness, leverage, debt service and liquidity; and

•	fluctuations in the price of our stock.

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

The Company’s primary interest rate risk exposure results from the various floating rate pricing mechanisms on the Senior Credit Facility. If interest rates were to increase 200 basis points (2 percent) from September 30, 2010 rates, and assuming no changes in debt from the September 30, 2010 levels, the additional annual expense would be approximately $1.3 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the euro, the British pound, the Czech koruna, the Japanese yen and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At September 30, 2010, the Company had foreign exchange contracts with notional amounts of (i) 16.3 million euros to sell against the Czech koruna, (ii) 386.9 million Japanese yen against the U.S. dollar, and (iii) 0.3 million Polish zloty against the euro. At September 30, 2010, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements. See Note B – Fair Value Measurements for additional information.

Item 4.	Controls and Procedures

As of September 30, 2010, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

The Company is undertaking a phased implementation and upgrade of its existing J D Edwards global Enterprise Resource Planning software system and four sites have gone “live” through September 30, 2010. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and that its internal controls will be enhanced as a result of the implementation of the new system.

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

Item 6.	Exhibits

The following exhibits are included with this report:

10.1	Transition Agreement, dated August 24, 2010, by and between the Registrant and James H. Hoppel, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 27, 2010).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (x)

32.1	Section 1350 Certification of Chief Executive Officer (x)

32.2	Section 1350 Certification of Chief Financial Officer (x)

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

(x)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date: October 28, 2010	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)