Form 10-K
period 2010-12-31
CHART INDUSTRIES INC
filed 2011-02-28
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of $15.58 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $440,266,729.

As of February 15, 2011, there were 28,884,838 outstanding shares of the Company’s common stock, par value $0.01 per share.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 26, 2011 (the “2011 Proxy Statement”).

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2010.

PART I

Item 1.	Business.

THE COMPANY

Overview

Chart Industries, Inc., a Delaware corporation incorporated in 1992 (the “Company,” “Chart” or “we”), is a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases, based on our sales and the estimated sales of our competitors. We supply engineered equipment used throughout the global liquid gas supply chain. The largest portion of end-use applications for our products is energy-related, accounting for approximately 47% of sales and 49% of orders in 2010, and 71% of backlog at December 31, 2010. We are a leading manufacturer of standard and engineered equipment primarily used for low-temperature and cryogenic applications. We have developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit). The majority of our products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and end-use of hydrocarbon and industrial gases.

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

We have attained this position by capitalizing on our low-cost global manufacturing footprint, technical expertise and know-how, broad product offering, reputation for quality, and by focusing on attractive, growing markets. We have an established sales and customer support presence across the globe and low cost manufacturing operations in the United States, Central Europe and China. For the years ended December 31, 2010, 2009, and 2008, we generated sales of $555.5 million, $597.5 million, and $753.1 million, respectively.

The following charts show the proportion of our revenues generated by each operating segment as well as our estimate of the proportion of revenue generated by end-user for the year ended December 31, 2010.

Segments and Products

We operate in three segments: (i) Energy & Chemicals or E&C, (ii) Distribution and Storage or D&S and (iii) BioMedical. While each segment manufactures and markets different cryogenic equipment and systems to distinct end-users, they all share a reliance on our heat transfer and low temperature storage know-how and expertise. The E&C and D&S segments manufacture products used primarily in energy-related and general industrial applications, such as the separation, liquefaction, distribution and storage of hydrocarbon and industrial gases. Through our BioMedical segment, we supply cryogenic and other equipment used in the storage and distribution of biological materials and oxygen, used primarily in the medical, biological research and animal breeding industries. Further information about these segments is located in Note K to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Energy and Chemicals Segment

Our principal products within the E&C segment, which accounted for 25% of sales for the year ended December 31, 2010, are focused on engineered equipment and systems for the energy and chemicals markets, primarily heat exchangers, Core-in-Kettles®, cold boxes, process systems and LNG vacuum insulated pipe. These products are used by major natural gas, petrochemical processing and industrial gas companies in the production of their products. Our products in the E&C segment include the following:

Heat Exchangers and Core-in-Kettles®

We are a leading designer and manufacturer of cryogenic brazed aluminum and air cooled heat exchangers. Using technology pioneered by us, our brazed aluminum heat exchangers are incorporated into assemblies and cold boxes to facilitate the progressive cooling and liquefaction of air or hydrocarbon mixtures for the subsequent recovery or purification of component gases. In hydrocarbon processing industries, our brazed aluminum heat exchangers allow producers to obtain purified hydrocarbon by-products, such as methane, ethane, propane and ethylene, which are commercially marketable for various industrial or residential uses. In the industrial gas market, our brazed aluminum heat exchangers are used to obtain high purity atmospheric gases, such as oxygen, nitrogen and argon, which have diverse industrial applications.

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

Our heat exchanger demand is primarily driven by activity in the LNG and natural gas segments of the hydrocarbon processing market, as well as the Asian industrial gas market. Other key global drivers involve developing Gas to Liquids, or GTL, and clean coal processes including Coal to Liquids, or CTL, and Integrated Gasification and Combined Cycle, or IGCC, power projects. In the future, management believes that continuing efforts by petroleum producing countries to better utilize stranded natural gas and previously flared gases, as well as efforts to broaden their industrial base, and the developing clean coal initiatives globally present a promising source of demand for our heat exchangers and cold box systems. In addition, demand for heat exchangers and cold boxes in developed countries is expected to continue as firms upgrade their facilities for greater efficiency and regulatory compliance.

Our principal competitors for brazed aluminum heat exchangers are Linde, Sumitomo, Kobe and Fives, and we face competition from a variety of competitors for air cooled heat exchangers. Management believes we are the only producer of large brazed aluminum heat exchangers in the United States and are a leader in the global cryogenic heat exchanger market. Major customers for our heat exchangers in the industrial gas market include Air Liquide, Air Products, Praxair, Hangyang, Kaifeng Air Separation and Sichuan Air Separation. In the hydrocarbon processing market, major customers and end-users include BP, ExxonMobil, Saudi Aramco, ConocoPhillips and contractors such as JGC, Bechtel, Jacobs, Kellogg Brown Root or KBR, Technip, ABB Lummus, Toyo, The Shaw Group and Samsung.

Cold Boxes

We are a leading designer and fabricator of cold boxes. Cold boxes are highly engineered systems used to significantly reduce the temperature of gas mixtures to the point where component gases liquefy and can be separated and purified for further use in multiple industrial, scientific and commercial applications. In the hydrocarbon processing market, our cold box systems are used in natural gas processing and in the petrochemical industry. In the industrial gas market, cold boxes are used to separate air into its major atmospheric components, including nitrogen, oxygen and argon, where the gases are used in a diverse range of applications such as metal production and heat treating, enhanced oil and gas production, coal gasification, chemical and oil refining, the quick-freezing of food, wastewater treatment and industrial welding. The construction of a cold box generally consists of one or more brazed aluminum heat exchangers and other equipment packaged in a “box” consisting of a structural metal frame encasing a complex system of piping, valves and instrumentation. Cold boxes, which are designed and fabricated to order, sell in the price range of $1 million to $20 million, with the majority of cold boxes priced between $1 million and $5 million.

We have a number of competitors for fabrication of cold boxes, including Linde, Air Products, Praxair, Air Liquide and many smaller fabrication-only facilities around the world. Principal customers and end-users for our cold boxes include ABB Lummus, BP, Bechtel, Saudi Aramco, Jacobs, JGC, Technip, Toyo, The Shaw Group, Samsung and KBR.

Process Systems

We are a leader in the design and manufacturing of highly engineered hydrocarbon process systems specifically for those markets requiring cryogenic processing technology. These “Concept-to-Reality” process systems incorporate many of Chart’s core products, including brazed aluminum heat exchangers, Core-in-Kettles®, cold boxes, vessels, pipe work and air cooled heat exchangers. These systems, which are custom engineered and manufactured to order, typically sell in the price range of $5 million to over $100 million, depending on the scope and complexity of the project, with the majority of the systems priced between $5 million and $25 million.

Our principal markets include LNG, nitrogen rejection, ammonia purification, propane dehydrogenation or PDH, HYCO/hydrogen recovery, and Ryan-Holmes CO2 bulk removal technology for enhanced oil recovery and CO2 sequestration.

We have a number of competitors for our process systems including Linde, Air Products, and other smaller engineering, procurement and construction, or EPC, firms to whom we also act as a supplier of equipment including heat exchangers and cold boxes. Principal customers and end-users for our process systems include EWC, ABB Lummus, ExxonMobil, Jacobs, and the Shaw Group, CTCI, Samsung, Uhde and KBR.

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

Distribution and Storage Segment

Through our D&S segment, which accounted for 48% of our sales for the year ended December 31, 2010, we are a leading supplier of cryogenic equipment to the global bulk and packaged industrial gas markets. Demand for the products supplied by this segment is driven primarily by the significant installed base of users of cryogenic liquids as well as new applications and distribution technologies for cryogenic liquids. Our products span the entire spectrum of the industrial gas market from small customers requiring cryogenic packaged gases to large users requiring custom engineered cryogenic storage systems. Our products in the D&S segment include the following:

Cryogenic Bulk Storage Systems

We are a leading supplier of cryogenic bulk storage systems of various sizes ranging from 500 gallons to 250,000 gallons. Using sophisticated vacuum insulation systems placed between inner and outer vessels, these bulk storage systems are able to store and transport liquefied industrial gases and hydrocarbon gases at temperatures from -100° Fahrenheit to temperatures nearing absolute zero. End use customers for our cryogenic storage tanks include industrial gas producers and distributors, chemical producers, manufacturers of electrical components, health care organizations, food processors and businesses in the oil and natural gas industries. Prices for our cryogenic bulk storage systems range from $10,000 to $1 million. Global industrial gas producers and distributors, including Air Products, Air Liquide, Linde, Airgas, Praxair and Messer, are significant customers for our cryogenic bulk storage systems. On a worldwide basis, we compete primarily with Taylor-Wharton International or Taylor-Wharton in this product area. In the European and Asian markets, we compete with several suppliers owned by the global industrial gas producers as well as independent regional suppliers.

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

Cryogenic Systems and Components

Our line of cryogenic components, including VIP, engineered bulk gas installations, specialty liquid nitrogen, or LN2, end-use equipment and cryogenic flow meters are recognized in the market for their reliability, quality and performance. These products are sold to industrial gas producers, as well as to a diverse group of distributors, resellers and end users. We compete with a number of suppliers of cryogenic systems and components, including Acme Cryogenics, Vacuum Barrier Corporation and others. Additionally, in 2010 we completed the acquisition of Cryotech which is a manufacturer of LN2 dosing systems for food and beverage packaging applications located in San Jose, California. Cryotech expands our expertise in LN2 end use applications and distributes its products globally.

LNG Applications

We supply cryogenic solutions for the storage, distribution, vaporization, and application of LNG. LNG may be utilized as a primary source of heat or power at industrial or residential complexes located away from a natural gas pipeline. LNG may also be used for peak shaving or as a backup supply at remote locations. We refer to this as a “Virtual Pipeline” as the natural gas pipeline is replaced with cryogenic distribution to deliver the gas to the end user. We supply cryogenic trailers, bulk storage tanks, tap-off facilities, and vaporization equipment specially configured for LNG into Virtual Pipeline applications. LNG may also be used as a fuel to power vehicles or ships. LNG vehicle fueling applications consist of LNG and liquid/compressed natural gas refueling systems for centrally fueled fleets of vehicles powered by natural gas, such as fleets operated by metropolitan transportation authorities, refuse haulers and heavy-duty truck fleets. We sell LNG applications around the world from all D&S facilities to numerous end users, energy companies, and gas distributors. Competition for LNG applications is based primarily on product design, customer support and service, dependability and price. Our competitors tend to be regionally focused or product specific while Chart is able to supply a broad range of solutions required by LNG applications.

Beverage Liquid CO2 Systems

This product line consists primarily of vacuum insulated, bulk liquid CO2 containers used for beverage carbonation in restaurants, convenience stores and cinemas, in sizes ranging from 100 pounds to 750 pounds of liquid CO2 storage. We also manufacture and market non-insulated, bulk fountain syrup containers for side-by-side installation with our CO2 systems. Our beverage systems are sold to national restaurant chains, soft drink companies and CO2 distributors. Our primary competitors for bulk liquid CO2 beverage delivery systems are Taylor-Wharton and other producers of high-pressure gaseous CO2 cylinders.

Cryogenic Services

We operate locations in the United States and Europe providing installation, service, repair and maintenance of cryogenic products including storage tanks, liquid cylinders, cryogenic trailers, cryogenic pumps, cryogenic flow meters and VIP. In 2010, we opened a comprehensive service facility in McCarran, Nevada that allows us to provide a full range of repair services for equipment located west of the Rocky Mountains.

BioMedical Segment

The BioMedical segment, which accounted for 27% of our sales for the year ended December 31, 2010, consists of various product lines built around our core competencies in cryogenics, but with a focus on the respiratory and biological users of the liquids and gases instead of the large producers and distributors of cryogenic liquids. Our products in the BioMedical segment include the following:

Respiratory Products

Our respiratory oxygen product line is comprised of a range of medical respiratory products, including liquid oxygen systems and ambulatory oxygen systems, both of which are used primarily for the in-home supplemental oxygen treatment of patients with chronic obstructive pulmonary diseases, such as bronchitis, emphysema and asthma. We further expanded our respiratory product offering in 2010 by acquiring SeQual Technologies, Inc., which designs, manufactures, and services portable oxygen concentrators, stationary concentrators, and emergency medical products.

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

Engineering and Product Development

Our engineering and product development activities are focused primarily on developing new and improved solutions and equipment for the users of cryogenic liquids. Our engineering, technical and marketing employees actively assist customers in specifying their needs and in determining appropriate products to meet those needs. Portions of our engineering expenditures typically are charged to customers, either as separate items or as components of product cost.

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

Marketing

We market our products and services throughout the world primarily through direct sales personnel and independent sales representatives and distributors. The technical and custom design nature of our products requires a professional, highly trained sales force. While each salesperson and sales representative is expected to develop a highly specialized knowledge of one product or group of products within one of our segments, each salesperson and certain sales representatives are able to sell many products from different segments to a single customer. We use independent sales representatives and distributors to market our products and services in certain foreign countries and in certain North American markets. These independent sales representatives supplement our direct sales force in dealing with language and cultural matters. Our domestic and foreign independent sales representatives earn commissions on sales, which vary by product type.

Backlog

The dollar amount of our backlog as of December 31, 2010, 2009 and 2008 was $236.4 million, $185.1 million and $398.8 million, respectively. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large products, particularly in the E&C segment, and the amount of backlog at December 31, 2010 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel all or part of the order, potentially subject to the payment of certain costs and/or penalties. For further information about our backlog, including backlog by segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers

We sell our products primarily to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing industries in countries throughout the world. Sales to our top ten customers accounted for 38%, 47% and 48% of consolidated sales in 2010, 2009 and 2008, respectively. No single customer exceeded 10% of consolidated sales in 2010. Our sales to particular customers fluctuate from period to period, but the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of revenue for us. Our supply contracts are generally contracts for “requirements” only. While our customers may be obligated to purchase a certain percentage of their supplies from us, there are generally no minimum requirements. Also, many of our contracts may be cancelled on as little as one month’s notice. To minimize credit risk from trade receivables, we review the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitor the financial condition of customers to help ensure timely collections and to minimize losses. In addition, for certain domestic and foreign customers, particularly in the E&C segment, we require advance payments, letters of credit and other such guarantees of payment. Certain customers also require us to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order. We believe our relationships with our customers are generally good.

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

Raw Materials and Suppliers

We manufacture most of the products we sell. The raw materials used in manufacturing include aluminum products (including sheets, bars, plate and piping), stainless steel products (including sheets, plates, heads and piping), palladium oxide, carbon steel products (including sheets, plates and heads), valves and gauges and fabricated metal components. Most raw materials are available from multiple sources of supply. We believe our relationships with our raw material suppliers and other vendors are generally good. Raw material prices have remained fairly stable during 2010, but we expect them to increase somewhat during 2011 as global markets continue to improve. Subject to certain risks related to our suppliers as discussed under Item 1A. “Risk Factors,” we foresee no acute shortages of any raw materials that would have a material adverse effect on our operations.

Employees

As of January 31, 2011, we had 3,013 employees, including 1,735 domestic employees and 1,278 international employees. These employees consisted of 1,271 salaried, 216 bargaining unit hourly and 1,526 non-bargaining unit hourly.

We are a party to one collective bargaining agreement with the International Association of Machinists and Aerospace Workers covering 216 employees at our La Crosse, Wisconsin heat exchanger facility. On February 6, 2010, we entered into a new three-year agreement to replace the previous agreement, which expired at that time.

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

We are involved with environmental compliance, investigation, monitoring and remediation activities at certain of our owned or formerly owned manufacturing facilities and at one owned facility that is leased to a third party. We believe that we are currently in substantial compliance with all known environmental regulations. We accrue for certain environmental remediation-related activities for which commitments or remediation plans have been developed or for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 17 years as ongoing costs of remediation programs. Although we believe we have adequately provided for the cost of all known environmental conditions, additional contamination, the outcome of disputed matters or changes in regulatory posture could result in more costly remediation measures than budgeted, or those we believe are adequate or required by existing law. We believe that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations.

Available Information

Additional information about the Company is available at http://www.chartindustries.com. On the Investor Relations page of the website, the public may obtain free copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable following the time that they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additionally, the Company has posted its Code of Ethical Business Conduct and Officer Code of Ethics on its website, which are also available free of charge to any shareholder interested in obtaining a copy. This Form 10-K and reports filed with the SEC are also accessible through the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors.

Investing in our common stock involves risk. You should carefully consider the risks described below as well as the other information contained in this Annual Report on Form 10-K in evaluating your investment in us. If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be harmed materially. Additional risks, uncertainties and other factors that are not currently known to us or that we believe are not currently material may also adversely affect our business, financial condition, operating results or cash flows. In any of these cases, you may lose all or part of your investment in us.

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

While we experienced growth in demand from 2003 until mid-2008 in the global hydrocarbon and industrial gas markets, we experienced a significant decline in orders from mid-2008 until mid-2009. While there has been some recent improvement in orders for some of our businesses, we cannot predict whether business performance may be better or worse in the future.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenues and profitability.

A small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers accounted for 38%, 47% and 48% of consolidated sales in 2010, 2009 and 2008, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. While our sales to particular customers fluctuate from period to period, the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of revenue for us.

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

Decreases in energy prices may decrease demand for some of our products and cause downward pressure on the prices we charge, which could harm our business, financial condition and results of operations.

A significant amount of our sales are to customers in the energy production and supply industry. We estimate that 47% of our revenue for the year ended December 31, 2010 was generated by end-users in the energy industry. Accordingly, demand for a significant portion of our products depends upon the level of capital expenditure by companies in the oil and gas industry, which depends, in part, on energy prices. While some applications for our products could see greater demand if prices for natural gas remain relatively low compared to oil prices, a sustained decline in energy prices and a resultant downturn in energy production activities could negatively affect the capital expenditures of our customers. Any significant decline in the capital expenditures of our customers, whether due to a decrease in the market price of energy or otherwise, may decrease demand for our products and cause downward pressure on the prices we charge. Accordingly, if there is a downturn in the energy production and supply industry, our business, financial condition and results of operations could be adversely affected.

Governmental energy policies could change, or expected changes could fail to materialize, which could adversely affect our business or prospects.

Energy policy can develop rapidly in the markets we serve, including the United States. Within the last few years, significant developments have taken place, primarily in international markets that we serve with respect to energy policy and related regulations. We anticipate that energy policy will continue to be an important regulatory priority globally as well as on a national, state and local level. As energy policy continues to evolve, the existing rules and incentives that impact the energy-related segments of our business may change. It is difficult, if not impossible, to predict whether changes in energy policy might occur in the future and the timing of potential changes and their impact on our business. The elimination or reduction of favorable policies for our energy-related business, or the failure of expected policies that would benefit our business to be adopted, could negatively impact our revenues and profitability. For example, China’s 12th Five-Year Plan promotes the use of natural gas, and our business prospects in China could be harmed if China changed that policy. Likewise, if the United States does not adopt a law such as the proposed Natural Gas Act, we would not benefit from any resultant expansion of the LNG infrastructure in the United States.

We may be unable to compete successfully in the highly competitive markets in which we operate.

Although many of our products serve niche markets, a number of our direct and indirect competitors in these markets are major corporations, some of which have substantially greater technical, financial and marketing resources than Chart, and other competitors enter these markets from time to time. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales and earnings. Companies, or their divisions, that operate in our industry include Air Products, Kobe, Linde, Nordon, Sumitomo, CVA and Taylor-Wharton. Additionally, we compete with several suppliers owned by global industrial gas producers and many smaller fabrication-only facilities around the world. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending on research and development, and marketing and sales, any of which could materially reduce our revenues, profitability or both. Moreover, during an industry downturn, competition in some of the product lines we serve increases as a result of over-capacity, which may result in downward pricing pressure. Further, customers who typically outsource their need for cryogenic systems to us may use their excess capacity to produce such systems themselves. We also compete in the sale of a limited number of products with certain of our major customers. If we are unable to compete successfully, our results of operations, cash flows and financial condition could be negatively affected.

A downturn in economic and financial conditions has had and may have in the future a negative effect on our business, financial condition and results of operations.

The global economic and financial market crisis in 2008 and 2009 caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and reduced corporate profits and capital spending, all of which had a negative effect on our business, results of operations and financial condition. Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end users. While general economic conditions improved throughout 2010, a downturn in economic conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, and may reduce their ability to pay for our products and services after purchase. Similarly, our suppliers may not be able to supply us with needed raw materials or components on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand, or fulfill our contractual obligations or could affect our gross margins. See “We depend on the availability of certain key suppliers; if we experience difficulty with a supplier, we may have difficulty finding alternative sources of supply” below. We cannot predict the timing or duration of negative market conditions. If the economy or markets in which we operate deteriorate or financial markets weaken, our business, financial condition and results of operations could be adversely impacted.

Our exposure to fixed-price contracts, including exposure to fixed pricing on long-term customer contracts, could negatively impact our financial results.

A substantial portion of our sales has historically been derived from fixed-price contracts for large system projects, which may involve long-term fixed price commitments to customers which are sometimes difficult to execute. We have experienced difficulties in executing large contracts of this kind in the past, including cost overruns, storm damage, supplier failures and customer disputes. While we believe our contract management processes are strong, our staff reduction initiatives during the recent downturn increase the risk that our future execution on fixed-priced contracts could result in future difficulties.

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

The cost, quality and availability of raw materials and certain specialty metals used to manufacture our products are critical to our success. The materials and components we use to manufacture our products are sometimes custom made and may be available only from a few suppliers, and the lead times required to obtain these materials and components can often be significant. We rely on sole suppliers or a limited number of suppliers for some of these materials, including special grades of aluminum used in our brazed aluminum heat exchangers. While we have not historically encountered problems with availability, this does not mean that we will continue to have timely access to adequate supplies of essential materials and components in the future or that supplies of these materials and components will be available on satisfactory terms when needed. If our vendors for these materials and components are unable to meet our requirements, fail to make shipments in a timely manner or ship defective materials or components, we could experience a shortage or delay in supply or fail to meet our contractual requirements, which would adversely affect our results of operations and negatively impact our cash flow and profitability.

Our backlog is subject to modification or termination of orders, which could negatively impact our sales.

Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. The dollar amount of backlog as of December 31, 2010 was $236.4 million. Our backlog can be significantly affected by the timing of orders for large products, particularly in our E&C segment, and the amount of our backlog at December 31, 2010 is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared to our total contract volume and is partially offset by cancellation penalties, customers can, and sometimes do, terminate or modify these orders. We cannot predict whether cancellations will accelerate or diminish in the future. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.

Health care reform or other changes in government and other third-party payor reimbursement levels and practices could negatively impact our revenues and profitability.

Our acquisitions of Covidien’s oxygen therapy business and SeQual Technologies Inc., among others, have significantly increased the size and impact on our financial results of our respiratory products business in our BioMedical segment. Many of our BioMedical segment’s customers are reimbursed for products and services by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs in the U.S, and by similar programs and entities in the other countries in which we operate or sell our equipment. If third-party payors deny coverage, make the reimbursement process or documentation requirements more uncertain or reduce levels of reimbursement, it could negatively affect our revenues and profitability.

In March 2010, significant reforms to the healthcare system were adopted in the United States. The new law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law imposes a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013 which will impact certain of our BioMedical sales. Various healthcare reform proposals have also emerged at the state level. The new law and these proposals could impact the demand for our products or the prices at which we sell our products. In addition, the excise tax could increase our cost of doing business. The impact of this law and these proposals could have a material adverse effect on our business, results of operations and/or financial condition.

As a global business, we are exposed to economic, political and other risks in different countries which could materially reduce our revenues, profitability or cash flows, or materially increase our liabilities.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. In 2010, 2009 and 2008, 57%, 59% and 65%, respectively, of our sales were made in international markets. Our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	exchange controls and currency restrictions;

•	changes in a specific country’s or region’s political, social or economic conditions, particularly in emerging markets;

•	civil unrest, turmoil or outbreak of disease in any of the countries in which we operate or sell our products;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in U.S. and international tax laws;

•	difficulty in staffing and managing geographically widespread operations;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	different regulatory regimes controlling the protection of our intellectual property;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our foreign subsidiaries;

•	difficulty in collecting international accounts receivable;

•	difficulty in enforcement of contractual obligations under non-U.S. law;

•	transportation delays or interruptions;

•	changes in regulatory requirements; and

•	the burden of complying with multiple and potentially conflicting laws.

Our international operations and sales also expose us to different local political and business risks and challenges. For example, we are faced with potential difficulties in staffing and managing local operations and we have to design local solutions to manage credit and legal risks of local customers and distributors. In addition, because some of our international sales are to suppliers that perform work for foreign governments, we are subject to the political risks associated with foreign government projects. For example, certain foreign governments may require suppliers for a project to obtain products solely from local manufacturers or may prohibit the use of products manufactured in certain countries.

International growth and expansion into emerging markets, such as China, Central and Eastern Europe, India, the Middle East and Latin America, may cause us difficulty due to greater regulatory barriers than in the United States, the necessity of adapting to new regulatory systems, problems related to entering new markets with different economic, social and political systems and conditions, and significant competition from the primary participants in these markets, some of which may have substantially greater resources than us. For example, unstable political conditions or civil unrest, including the recent political instability in North Africa and the Middle East and any expansion of that unrest, could negatively impact our order levels and sales in a region or our ability to collect receivables from customers or operate or execute projects in a region.

Our international operations also depend upon favorable trade relations between the United States and those foreign countries in which our customers and suppliers have operations. A protectionist trade environment in either the United States or those foreign countries in which we do business or sell products, such as a change in the current tariff structures, export compliance, government subsidies or other trade policies, may adversely affect our ability to sell our products or do business in foreign markets. Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business and the foregoing factors may cause a reduction in our revenues, profitability or cash flows, or cause an increase in our liabilities.

Fluctuations in exchange and interest rates may affect our operating results and impact our financial condition.

Fluctuations in the value of the U.S. dollar may increase or decrease our sales or earnings. Because our consolidated financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. We also bid for certain foreign projects in U.S. dollars or euros. If the U.S. dollar or euro strengthens relative to the value of the local currency, we may be less competitive on those projects. In addition, our debt service requirements are primarily in U.S. dollars and a portion of our cash flow is generated in euros or other foreign currencies. Significant changes in the value of the foreign currencies relative to the U.S. dollar could impair our cash flow and financial condition.

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

A component of our business strategy is the acquisition of businesses that complement our existing products and services. Such a strategy involves the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. In addition, any acquisitions of foreign business may increase our exposure to risks inherent in doing business outside the United States.

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

It is critical for us to appropriately align our cost structure with prevailing market conditions, to minimize the effect of economic fluctuation on our operations, and in particular, to continue to maintain our customer relationships, core resources and manufacturing capacity while protecting profitability and cash flow. If we are unable to align our cost structure in response to prevailing economic conditions on a timely basis, or if implementation or failure to implement any cost structure adjustments has an adverse impact on our business or prospects, then our financial condition, results of operations and cash flows may be negatively affected.

If we are unable to successfully manage our planned operational expansions, it may place a significant strain on our management and administrative resources and lead to increased costs and reduced profitability.

We expect to continue to expand our operations, particularly in China, Europe and the United States in markets where we perceive the opportunity for profitable expansion. Our ability to operate our business successfully and implement our strategies depends, in part, on our ability to allocate our resources optimally in each of our facilities in order to maintain efficient operations as we expand. Ineffective management of our growth could cause manufacturing inefficiencies, increase our operating costs, place significant strain on our management and administrative resources and prevent us from implementing our business plan.

For example, we have invested or plan to invest approximately $15-20 million in new capital expenditures in 2011 related to the expected growth of selective parts of each of BioMedical, E&C and D&S segments. If we fail to implement these projects in a timely and effective manner, we may lose the opportunity to obtain some customer orders. Even if we effectively implement these projects, the orders needed to support the capital expenditure may not be obtained, may be delayed, or may be less than expected, which may result in sales or profitability at lower levels than anticipated. For example, while we invested significantly in the expansion of our E&C segment in recent years, we experienced delay in some of the orders initially anticipated to support the cold box portion of that expansion, which resulted in the underutilization of some of our capacity. In addition, potential cost overruns, delays or unanticipated problems in any capital expansion could make the expansion more costly than originally predicted or cause us to miss windows of opportunity.

Difficulties in implementing a new Enterprise Resource Planning system could disrupt our business.

Since 2009 we have been implementing a new Enterprise Resource Planning, or “ERP,” system worldwide. Primarily as a result of the complexities and business process changes associated with this implementation, there can be no assurance that we will not experience disruptions or inefficiencies in our business operations as a result of this new system implementation, the final phases of which are scheduled to be completed in 2011.

If we lose our senior management or other key employees, our business may be adversely affected.

Our ability to successfully operate and grow our business and implement our strategies is largely dependent on the efforts, abilities and services of our senior management and other key employees. Our future success will also depend on, among other factors, our ability to attract and retain qualified personnel, such as engineers and other skilled labor, either through direct hiring or the acquisition of other businesses employing such professionals. Our products, many of which are highly engineered, represent specialized applications of cryogenic or low temperature technologies and know-how, and many of the markets we serve represent niche markets for these specialized applications. Accordingly, we rely heavily on engineers, salespersons, business unit leaders, senior management and other key employees who have experience in these specialized applications and are knowledgeable about these niche markets, our products, and our company. Additionally, we may modify our management structure from time to time or substantially reduce our overall workforce as we did in certain sectors of our business during the recent economic downturn, which may create marketing, operational and other business risks. The loss of the services of these senior managers or other key employees or the failure to attract or retain other qualified personnel could reduce the competitiveness of our business or otherwise impair our business prospects.

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

The commodity metals we use, including aluminum and stainless steel, have experienced significant fluctuations in price in recent years. Prices rose quickly in the period prior to the recent global economic downturn, subsequently declined during the economic downturn, and more recently have been increasing again. On average, over half of our cost of sales has historically been represented by the cost of commodities metals. We have generally been able to recover the cost increases through price increases to our customers; however, during periods of rising prices of raw materials, we may not always be able to pass increases on to our customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in raw material prices could result in lower revenues and profitability.

Due to the nature of our business and products, we may be liable for damages based on product liability and warranty claims.

Due to the high pressures and low temperatures at which many of our products are used, the inherent risks associated with concentrated industrial and hydrocarbon gases, and the fact that some of our products are relied upon by our customers or end users in their facilities or operations, or are manufactured for relatively broad industrial, transportation or consumer use, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in death, bodily injury, property damage or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We are subject to claims from time to time, some of which are substantial but none of which historically have had a material adverse effect on our financial condition or results of operations, and we may be subject to claims in the future. Although we currently maintain product liability coverage, which we believe is adequate for the continued operation of our business, such insurance may become difficult to obtain or be unobtainable in the future on terms acceptable to us, it includes customary exclusions and conditions, it may not cover certain specialized applications, such as aerospace-related applications, and it generally does not cover warranty claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage or a significant warranty claim or series of claims against us could materially decrease our liquidity, impair our financial condition and adversely affect our results of operations.

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

In addition, we are subject to regulations covering manufacturing practices, product labeling and advertising and adverse-event reporting that apply after we have obtained approval to sell a product. Many of our facilities and procedures and those of our suppliers are subject to ongoing oversight, including periodic inspection by governmental authorities. Compliance with production, safety, quality control and quality assurance regulations is costly and time-consuming, and while we seek to be in full compliance, noncompliance could arise from time to time. If we fail to comply, our operations, financial condition and cash flows could be adversely affected, including through the imposition of fines, costly remediation or plant shutdowns as a result of noncompliance.

We carry goodwill and indefinite-lived intangible assets on our balance sheet, which are subject to impairment testing and could subject us to significant charges to earnings in the future if impairment occurs.

As of December 31, 2010, we had goodwill and indefinite-lived intangible assets of $316.2 million, which represented approximately 33.1% of our total assets. The value of these assets may increase in the future if we complete acquisitions as part of our overall business strategy. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually on October 1st or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Our stock price historically has fluctuated significantly in response to market and other factors. For example, it declined significantly from mid-2008 to early 2009 and then increased sharply in late 2010. Declines in our stock price in the future could increase the risk of goodwill impairment if the price of our stock does not recover. To test for impairment, a model to estimate the fair market value of our reporting segments has been developed. This fair market value model incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates and our judgment regarding the applicable discount rates to use to discount those estimated operating results and cash flows. If an impairment is determined to exist, it may result in a significant non-recurring non-cash charge to earnings and lower shareholders’ equity.

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

We are currently remediating or developing work plans for remediation of environmental conditions involving certain current or former facilities. For example, the discovery of contamination arising from historical industrial operations at our Clarksville, Arkansas property, which is currently being leased to a third party business, has exposed us, and in the future may continue to expose us, to remediation obligations. We have also been subject to environmental liabilities for other sites where we formerly operated or at locations where we or our predecessors did or are alleged to have operated. To date, our environmental remediation expenditures and costs for otherwise complying with environmental laws and regulations have not been material, but the uncertainties associated with the investigation and remediation of contamination and the fact that such laws or regulations change frequently makes predicting the cost or impact of such laws and regulations on our future operations uncertain. Stricter environmental, safety and health laws, regulations or enforcement policies could result in substantial costs and liabilities to us and could subject us to more rigorous scrutiny. Consequently, compliance with these laws could result in significant expenditures as well as other costs and liabilities that could decrease our liquidity and profitability and increase our liabilities.

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

Increases in labor costs, potential labor disputes and work stoppage could materially decrease our revenues and profitability.

Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of January 31, 2011, we had 3,013 employees, including 1,271 salaried, 216 bargaining unit hourly and 1,526 non-bargaining unit hourly employees. Employees represented by a union are subject to one collective bargaining agreement in the United States that expires in February 2013. We have experienced one work stoppage in 2007. Although we entered into a new labor agreement with our unionized employees at this facility in 2010, if we are unable to enter into new, satisfactory labor agreements with our unionized employees when necessary in the future or other labor controversies or union organizing efforts arise, we could experience a significant disruption to our operations, lose business or experience an increase in our operating expenses, which could reduce our profit margins. Furthermore, increased U.S. federal regulation or significant modifications to existing labor regulations, could potentially increase our labor costs.

Additional liabilities related to taxes, including any new taxes imposed on us as a result of health care reform legislation, could adversely impact our financial results, financial condition and cash flow.

We are subject to tax and related obligations in the jurisdictions in which we operate or do business, including state, local, federal and foreign taxes. The taxing rules of the various jurisdictions in which we operate or do business often are complex and subject to varying interpretations. Tax authorities may challenge tax positions that we take or historically have taken, and may assess taxes where we have not made tax filings or may audit the tax filings we have made and assess additional taxes, as they have done from time to time in the past. Some of these assessments may be substantial, and also may involve the imposition of substantial penalties and interest. In addition, governments could impose new taxes on us in the future. For example, health care reform in the United States includes new taxes on manufacturers of medical devices such as the respiratory therapy equipment manufactured by our BioMedical segment. The payment of substantial additional taxes, penalties or interest resulting from tax assessments, or the imposition of any new taxes, could materially and adversely impact our results of operations, financial condition and cash flow.

Our pension plan is currently underfunded.

Certain U.S. hourly and salaried employees are covered by our defined benefit pension plan. The plan has been frozen since February 2006. As of December 31, 2010, the projected benefit obligation under our pension plan was approximately $44.7 million and the value of the assets of the plan was approximately $33.2 million, resulting in our pension plan being underfunded by approximately $11.5 million. We are also a participant in a multiemployer plan which is underfunded. If the performance of the assets in our pension plan or the multiemployer plan does not meet expectations or if other actuarial assumptions are modified, our required pension contributions for future years could be higher than we expect, which may negatively impact our results of operations, cash flows and financial condition.

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

We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. A failure to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property may require expensive investment in protracted litigation and the investment of substantial management time and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. The patents in our patent portfolio are scheduled to expire between 2011 and 2030.

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

Our operations could be impacted by the effects of severe weather, which could be more severe than the damage and impact that our Louisiana operations encountered from hurricanes in 2005 and 2008.

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

Increased government regulation could adversely affect our financial results, financial condition and cash flow.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) institutes a wide range of reforms, some of which may impact us. Among other things, the Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions that authorize or require the SEC to adopt additional rules and regulations in these areas, such as shareholder “say on pay” voting and proxy access. The impact of these provisions on our business is uncertain. The Dodd-Frank Act also provides for new statutory and regulatory requirements for derivative transactions, including foreign exchange and interest rate hedging transactions. Certain transactions will be required to be cleared on exchanges, and cash collateral will be required for those transactions. While the Dodd-Frank Act provides for a potential exception from these clearing and cash collateral requirements for commercial end-users, the exception is subject to future rule making and interpretation by regulatory authorities. We enter into foreign exchange contracts, interest rate swaps and foreign currency forward contracts from time to time to manage our exposure to commodity price risk, foreign currency exchange risk and interest rate risk. If, in the future, we are required to provide cash collateral for our hedging transactions, it could reduce our ability to execute strategic hedges. In addition, the contractual counterparties in hedging arrangements will be required to comply with the Dodd-Frank Act’s new requirements, which could ultimately result in increased costs of these arrangements.

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

We are leveraged and have future debt service obligations. Our financial performance could be affected by our leverage. As of December 31, 2010, our total indebtedness was $224.9 million. In addition, at that date, we had $22.0 million of letters of credit and bank guarantees outstanding and borrowing capacity of approximately $113.0 million under the revolving portion of our senior secured credit facility, after giving effect to the letters of credit and bank guarantees outstanding. While we had $165.1 million in cash at December 31, 2010, which we believe mitigates the risk related to our leverage, there is no assurance that we will continue to be profitable in the future or that we will not use our available cash in ways other than those that reduce our leverage or mitigate the risk related to our leverage. We may also incur additional indebtedness in the future. Our level of indebtedness could have important negative consequences to us and you, including:

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

We may be able to incur substantial additional indebtedness in the future. The terms of our debt instruments do not fully prohibit us from doing so. The revolving credit portion of our senior secured credit facility provides commitments of up to $135.0 million, approximately $113.0 million of which would have been available for future borrowings (after giving effect to letters of credit and bank guarantees outstanding) as of December 31, 2010. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments and Related Covenants.” We may also further increase the size of our senior secured credit facility or refinance with higher borrowing limits. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

We occupy 32 principal facilities totaling approximately 2.5 million square feet, with the majority devoted to manufacturing, assembly and storage. Of these manufacturing facilities, approximately 1.7 million square feet are owned and 0.8 million square feet are occupied under operating leases. We lease approximately 17,500 square feet for our corporate office in Garfield Heights, Ohio. Our major owned facilities in the United States are subject to mortgages securing our senior secured credit facility.

The following table sets forth certain information about significant facilities occupied by us as of January 31, 2011:

Location	Segment	Square Feet	Ownership	Use
La Crosse, Wisconsin	Energy & Chemicals	149,000	Owned	Manufacturing/Office
New Iberia, Louisiana	Energy & Chemicals	62,400	Leased	Manufacturing
The Woodlands, Texas	Energy & Chemicals	29,000	Leased	Office
Tulsa, Oklahoma	Energy & Chemicals	58,500	Owned	Manufacturing/Office
Tulsa, Oklahoma	Energy & Chemicals	140,000	Leased	Manufacturing/Office
Tulsa, Oklahoma	Energy & Chemicals	68,000	Leased	Manufacturing/Office
Wolverhampton, United Kingdom	Energy & Chemicals	1,600	Leased	Office
Changzhou, China	Distribution & Storage/Energy & Chemicals	260,000	Owned	Manufacturing/Office
Anaheim, California	Distribution & Storage	6,100	Leased	Office/Manufacturing
Anaheim, California	Distribution & Storage	2,000	Leased	Manufacturing
Decin, Czech Republic	Distribution & Storage	638,000	Owned	Manufacturing/Office
Houston, Texas	Distribution & Storage	22,000	Owned	Service
McCarran, Nevada	Distribution & Storage	42,300	Owned	Service
New Prague, Minnesota	Distribution & Storage	31,000	Leased	Office
Plaistow, New Hampshire	Distribution & Storage	2,600	Leased	Office
San Jose, California	Distribution & Storage	20,800	Leased	Office/Manufacturing
Solingen, Germany	Distribution & Storage	13,400	Leased	Manufacturing/Office/ Service/Warehouse
Canton, Georgia	Distribution & Storage/BioMedical	154,000	Owned	Manufacturing/Office
Canton, Georgia	Distribution & Storage/BioMedical	20,800	Leased	Office
Jasper, Georgia	Distribution & Storage/BioMedical	32,500	Leased	Warehouse/Service
New Prague, Minnesota	Distribution & Storage/BioMedical	237,000	Owned	Manufacturing/Service
Chengdu, China	BioMedical	176,000	Owned	Office/Manufacturing
Lidcombe, Australia	BioMedical	2,400	Leased	Office/Warehouse
Plainfield, Indiana	BioMedical	141,000	Leased	Office/Manufacturing
Padova, Italy	BioMedical	11,800	Leased	Service
San Diego, California	BioMedical	46,200	Leased	Office/Manufacturing
Tokyo, Japan	BioMedical	1,600	Leased	Office
Toulouse, France	BioMedical	9,000	Leased	Service
Wokingham, United Kingdom	BioMedical	10,000	Leased	Office/Warehouse/Service
Wuppertal, Germany	BioMedical	104,900	Leased	Office/Warehouse/Service
Garfield Heights, Ohio	Corporate	17,500	Leased	Office
Luxembourg, Luxembourg	Corporate	1,900	Leased	Office
Denver, Colorado(1)	Discontinued operation	109,000	Owned	Held for Sale
Clarksville, Arkansas(2)	Discontinued operation	110,000	Owned	Manufacturing/Office

(1)	At December 31, 2010, there is a signed contract for the sale of this facility.

(2)	This facility is leased from us, with a purchase option, by the company that owns certain assets of the former Greenville Tube LLC business.

Regulatory Environment

We are subject to federal, state and local regulations relating to the discharge of materials into the environment, production and handling of our hazardous and regulated materials and our products and the conduct and condition of our production facilities. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings or competitive position. We are not anticipating any material capital expenditures in 2011 that are directly related to regulatory compliance matters. We are also not aware of any pending or potential regulatory changes that would have a material adverse impact on our business.

Item 3.	Legal Proceedings.

We are occasionally subject to various legal actions related to performance under contracts, product liability, environmental liability, taxes, employment, intellectual property and other matters, several of which actions claim substantial damages, in the ordinary course of its business. Based on the Company’s historical experience in litigating these claims, as well as the Company’s current assessment of the underlying merits of the claims and applicable insurance, if any, we currently believe the resolution of these legal claims will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect. See Item 1A. “Risk Factors.”

Item 4A.	Executive Officers of the Registrant*.

The name, age and positions of each Executive Officer of the Company as of February 1, 2011 are as follows:

Name	Age	Position
Samuel F. Thomas	59	Chairman, Chief Executive Officer and President
Michael F. Biehl	55	Executive Vice President, Chief Financial Officer and Treasurer
Matthew J. Klaben	41	Vice President, General Counsel and Secretary
Kenneth J. Webster	48	Vice President, Chief Accounting Officer and Controller

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Samuel F. Thomas has served as Chairman of our Board of Directors since March 2007 and has served as our Chief Executive Officer and President and as a member of our Board of Directors since October 2003. Prior to joining our company, Mr. Thomas was Executive Vice President of Global Consumables at ESAB Holdings Ltd., a provider of welding consumables and equipment. In addition to his most recent position at ESAB, Mr. Thomas was responsible for ESAB North America during his employment at ESAB Holdings Ltd. Prior to joining ESAB in February 1999, Mr. Thomas was Vice President of Friction Products for Federal Mogul, Inc. Prior to its acquisition by Federal Mogul in 1998, Mr. Thomas was employed by T&N plc from 1976 to 1998, where he served from 1991 as chief executive of several global operating divisions, including industrial sealing, camshafts and friction products.

Michael F. Biehl has been our Executive Vice President since April 2006, served as our Chief Accounting Officer from October 2002 until March 2006, and has been our Chief Financial Officer since July 2001. Until December 16, 2008, Mr. Biehl was also Chart’s Treasurer and assumed that role again effective August 23, 2010. Prior to joining us, Mr. Biehl served as Vice President, Finance and Treasurer at Oglebay Norton Company, an industrial minerals mining and processing company. Prior to joining Oglebay Norton in 1992, Mr. Biehl worked in the audit practice of Ernst & Young LLP in Cleveland, Ohio from 1978 to 1992.

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

Kenneth J. Webster is our Vice President, Chief Accounting Officer and Controller and has served in that capacity since May 27, 2010. Prior to that, Mr. Webster was Chief Accounting Officer and Controller since March 1, 2008. Mr. Webster joined the Company in July 2006 as the Company’s Director of Internal Audit. Prior to joining Chart, Mr. Webster served as Assistant Corporate Controller for International Steel Group, an integrated steel manufacturer, from March 2004 to April 2005, at which time International Steel Group was acquired by Mittal Steel USA, Inc. Following the acquisition, Mr. Webster continued to serve in his capacity as Assistant Corporate Controller for Mittal Steel USA, Inc. until July 2006. Before that, Mr. Webster served in various accounting and finance positions with Bethlehem Steel.

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

	High and Low Sales Price
	2010		2009
	High	Low	High	Low
First quarter	$21.80	$15.50	$12.09	$5.17
Second quarter	26.43	15.44	24.62	7.39
Third quarter	20.69	13.85	22.75	15.36
Fourth quarter	35.34	19.89	23.92	15.60
Year	$35.34	$13.85	$24.62	$5.17

As of February 1, 2011, there were 72 holders of record of our common stock. Since many holders hold shares in “street name,” we believe that there are a significantly larger number of beneficial owners of our common stock than the number of record holders.

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

Cumulative Total Return Comparison

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of Chart Industries with the cumulative return of a hypothetical investment in each of the S&P SmallCap 600 Index, the 2009 Peer Group Index comprised of eight oil field equipment/service and industrial companies and our new Peer Group Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on July 31, 2006, including reinvestment of dividends. Trading in Chart common stock commenced July 26, 2006, following a public offering.

	7/31/2006	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Chart Industries, Inc.	$100.00	$105.26	$200.65	$69.03	$107.27	$219.35
S&P SmallCap 600 Index	100.00	110.70	110.37	76.08	95.53	120.66
2009 Peer Group Index	100.00	99.95	180.42	75.71	143.30	202.84
2010 Peer Group Index	100.00	107.51	127.20	77.50	106.66	147.76

The Company selects the peer companies that comprise the Peer Group Index solely on the basis of objective criteria. These criteria result in an index composed of oil field equipment/service and comparable industrial companies. We changed our Peer Group Index this year. The companies comprising the old Peer Group Index (“2009 Peer Group”) had not changed since our initial public offering in 2006 and some of the 2009 Peer Group companies were only loosely comparable to the Company in size and industry. To create a Peer Group Index that was more closely comparable to the Company in 2010, the Company substantially modified its peer group to include companies whose current lines of business are more comparable to the Company’s. The updated 2010 Peer Group Index (“2010 Peer Group”) members are Dresser-Rand Group Inc., Gardner Denver Inc., Idex Corp., Graco Inc., Lufkin Industries Inc., Powell Industries Inc., Robbins & Meyers Inc., Colfax Corp., Barnes Group Inc., Enpro Industries Inc., Esco Technologies Inc., and Kaydon Corp. The 2009 Peer Group was comprised of Dresser-Rand Group Inc., Idex Corp., FMC Technologies Inc., Pentair Inc., Cameron International Corp., Dril-Quip Inc., National Oilwell Varco Co., and Gardner Denver Inc. Originally, Grant-Prideco Inc. was included in the peer group, however, it was acquired by National Oilwell Varco Co. in 2008 and therefore has been eliminated from the Peer Group. In accordance with SEC rules, both the 2009 Peer Group and 2010 Peer Group are represented in the above graph.

Item 6.	Selected Financial Data.

The following table sets forth the selected historical consolidated financial information as of the dates and for each of the periods indicated. The Company selected historical financial consolidated data as of and for the years ended December 31, 2006 and 2007 are derived from our audited financial statements for such periods, which have been audited by Ernst & Young LLP, and which are not included in this Annual Report on Form 10-K. The Company selected historical financial consolidated data as of and for the years ended December 31, 2008, 2009 and 2010 are derived from our audited financial statements for such periods incorporated by reference into Item 8 of this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP.

You should read the following table together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2007	2008	2009	2010
Statement of Operations Data:
Sales	$545,185	$675,459	$753,086	$597,458	$555,455
Cost of sales(1)	390,266	485,918	513,698	395,577	390,156

Gross profit	154,919	189,541	239,388	201,881	165,299
Selling, general and administrative expenses(2)(3)(4)	88,048	104,360	106,035	107,547	117,795

Operating income(5)	66,871	85,181	133,353	94,334	47,504
Interest expense, net	26,997	23,820	19,810	17,433	19,259
Other expense (income)(6)	(533)	42	3,948	(7,641)	(253)

	26,464	23,862	23,758	9,792	19,006

Income before income taxes and noncontrolling interest	40,407	61,319	109,595	84,542	28,498
Income tax expense	13,044	17,319	30,489	23,386	7,993
Net income	27,363	44,000	79,106	61,156	20,505
Noncontrolling interest, net of taxes	468	(156)	182	145	345

Net income attributable to Chart Industries, Inc.	$26,895	$44,156	$78,924	$61,011	$20,160

Earnings (loss) per share data:
Basic earnings (loss) per share	$1.70	$1.64	$2.78	$2.14	$0.71
Diluted earnings (loss) per share	$1.65	$1.61	$2.72	$2.11	$0.69
Weighted average shares — basic	15,835	26,872	28,354	28,457	28,534
Weighted average shares — diluted	16,269	27,493	29,008	28,981	29,255

Cash Flow Data:
Cash provided by operating activities	$36,398	$82,507	$97,812	$86,926	$38,574
Cash used in investing activities	(38,664)	(18,541)	(65,676)	(802)	(64,215)
Cash provided by (used in) financing activities	9,235	7,444	(4,061)	776	(19,302)

Other Financial Data:
Depreciation and amortization(7)	$22,449	$20,352	$23,170	$23,028	$26,640

	As of December 31, 2006		As of December 31, 2007		As of December 31, 2008		As of December 31, 2009		As of December 31, 2010
Balance Sheet Data:
Cash, cash equivalents and investments	$18,854		$92,869		$154,429		$211,168		$165,112
Working capital(8)	73,290		61,484		60,360		59,299		76,301
Total assets	724,875	(9)	825,754	(10)	909,427	(11)	926,503	(12)	954,839	(13)
Long-term debt	290,000		250,000		243,175		243,175		218,425
Total debt	290,750		250,000		243,175		243,175		224,925
Shareholders’ equity	219,734		327,991		403,960		475,561		499,164

(1)	Includes $3.6 million of restructuring costs associated with workforce reductions and the Denver facility shutdown for the year ended December 31, 2009. Includes non-cash inventory valuation charges of $2.6 million related to purchase accounting and restructuring costs of $2.4 million related to the planned closure of the Plainfield, Indiana facility for the year ended December 31, 2010.

(2)	Includes amortization expense related to intangible assets for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 of $15.4 million, $10.9 million, $11.0 million, $10.7 million and $11.0 million, respectively.

(3)	Includes income, net of insurance recoveries, related to Hurricane Rita of $2.3 million for the year ended December 31, 2006.

(4)	Includes reversal of contingent liabilities on insolvent former subsidiary of $6.5 million for the year ended December 31, 2008.

(5)	Includes $4.9 million of unusual costs for customer settlements and facility shutdown costs for the year ended December 31, 2008.

(6)	Includes gains on acquisition of business of $7.0 million associated with the Covidien Acquisition for the year ended December 31, 2009 and $1.1 million associated with the Covidien Japan Acquisition for year ended December 31, 2010.

(7)	Includes financing costs amortization for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 of $1.5 million, $1.6 million, $1.9 million, $1.6 million, and $3.1 million, respectively.

(8)	Working capital is defined as current assets excluding cash and short term investments minus current liabilities excluding short-term debt.

(9)	Includes $247.1 million of goodwill and $146.6 million of finite-lived and indefinite-lived intangible assets as of December 31, 2006.

(10)	Includes $248.5 million of goodwill and $135.7 million of finite-lived and indefinite-lived intangible assets as of December 31, 2007.

(11)	Includes $261.5 million of goodwill and $129.5 million of finite-lived and indefinite-lived intangible assets as of December 31, 2008.

(12)	Includes $264.5 million of goodwill and $123.8 million of finite-lived and indefinite-lived intangible assets as of December 31, 2009.

(13)	Includes $275.3 million of goodwill and $144.3 million of finite-lived and indefinite-lived intangible assets as of December 31, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General economic conditions improved throughout 2010 as evidenced by our improving quarterly order trends and financial performance. Orders for the year ended December 31, 2010 were $604.5 million compared to $377.4 million for the year ended December 31, 2009, representing an increase of $227.1 million, or 60.2%. Recently completed acquisitions accounting for $58.2 million of the order increase coupled with improving global economic conditions in all of our business segments, led to significant year over year order improvement. Orders in the fourth quarter of 2010 were the strongest quarterly order intake since the second quarter of 2008. Orders in our E&C segment typically fluctuate due to project size and it is not unusual to see order intake vary significantly between periods as a result. Backlog as of December 31, 2010 was $236.4 million as compared to $185.1 million as of December 31, 2009, representing an increase of $51.3 million, or 27.7%. Backlog increased in all business segments as a result of improved economic conditions. Sales for 2010 were $555.5 million compared to sales of $597.5 million for 2009, reflecting a decrease of $42.0 million, or 7%. The reduction in sales occurred in our E&C segment due to the completion of several large projects in 2009. This was partially offset by sales from recently completed acquisitions which provided $58.5 million in additional sales largely in our BioMedical segment. Gross profit for the year ended December 31, 2010 was $165.3 million, or 29.8% of sales, as compared to $201.9 million, or 33.8% of sales, for the year ended December 31, 2009. Lower volume and pricing drove margins lower in our E&C segment during 2010. Operating income for the year ended December 31, 2010 was $47.5 million compared to $94.3 million for the year ended December 31, 2009.

Operating Results

The following table sets forth the percentage relationship that each line item in our consolidated statements of operations represents to sales for the years ended December 31, 2008, 2009 and 2010.

	2008	2009	2010
Sales	100.0%	100.0%	100.0%
Cost of sales	68.2	66.2	70.2
Gross profit	31.8	33.8	29.8
Selling, general and administrative expense(1)(2)	12.6	16.0	18.9
Amortization expense	1.5	1.8	2.0
Impairment/loss on sale or disposal of assets	0.1	0.2	0.3
Operating income	17.6	15.8	8.6
Interest expense, net	2.4	2.6	2.9
Financing costs amortization	0.2	0.3	0.6
Other expense (income)(3)	0.5	(1.3)	0.1
Income tax expense	4.0	3.9	1.4
Net income before noncontrolling interest	10.5	10.2	3.6
Noncontrolling interest, net of taxes	—	—	—
Net income attributable to Chart Industries, Inc.	10.5	10.2	3.6

(1)	Includes stock-based compensation expense of $3.1 million, $3.3 million and $4.9 million, representing 0.4%, 0.6% and 0.9% of sales, for the years ended December 31, 2008, 2009 and 2010, respectively.

(2)	Includes reversal of contingent liabilities related to secondary obligations of an insolvent former subsidiary of $6.5 million for the year ended December 31, 2008.

(3)	Includes gains on acquisition of business of $1.1 million and $7.0 million associated with the Covidien Acquisition during the years ended December 31, 2010 and 2009, respectively.

Segment Information

The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our operating segments for the last three years:

	Year Ended December 31,
	2008	2009	2010
Sales
Energy & Chemicals	$312,683	$255,074	$137,801
Distribution and Storage	343,703	252,197	269,293
BioMedical	96,700	90,187	148,361

Total	$753,086	$597,458	$555,455

Gross Profit
Energy & Chemicals	$103,085	$94,652	$31,005
Distribution and Storage	101,340	74,119	77,194
BioMedical	34,963	33,110	57,100

Total	$239,388	$201,881	$165,299

Gross Profit Margin
Energy & Chemicals	33.0%	37.1%	22.5%
Distribution and Storage	29.5%	29.4%	28.7%
BioMedical	36.2%	36.7%	38.5%
Total	31.8%	33.8%	29.8%
Operating Income (Loss)
Energy & Chemicals	$70,752	$61,852	$6,121
Distribution & Storage	63,770	39,888	41,934
BioMedical	20,742	15,912	30,698
Corporate	(21,911)	(23,318)	(31,249)

Total	$133,353	$94,334	$47,504

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Sales

Sales for 2010 were $555.5 million compared to $597.5 million for 2009, reflecting a decrease of $42.0 million, or 7.0%. E&C segment sales were $137.8 million for 2010 compared to $255.1 million for 2009, representing a decrease of $117.3 million, or 46.0%. This decline in sales occurred primarily in the systems product line due to the lack of significant new orders and the completion of several large projects in 2009. Brazed aluminum heat exchangers sales also declined due to reduced volume and lower pricing. Although the global economic environment improved throughout 2010, the delay of large energy related projects continued to have an unfavorable impact on E&C volume and pricing during 2010. D&S segment sales were $269.3 million for the year ended December 31, 2010 compared to $252.2 million for 2009, reflecting an increase of $17.1 million, or 6.8%. Increased D&S segment sales were primarily driven by package gas systems sales, which increased $16.4 million in 2010 compared to 2009 primarily as a result of increased demand both domestically and in China. BioMedical segment sales for the year ended December 31, 2010 were $148.4 million, representing an increase of $58.2 million, or 64.5%, compared to sales of $90.2 million in 2009. Medical respiratory product sales increased $54.2 million largely due to our acquisition of Covidien’s oxygen therapy business in November 2009, which we refer to as the Covidien Acquisition, which added $50.4 million in sales during 2010. Biological storage systems sales increased $8.4 million primarily as a result of increased global demand. These increases were partially offset by the discontinuation of magnetic resonance imaging (“MRI”) component sales in 2009.

Gross Profit and Margin

Gross profit for the year ended December 31, 2010 was $165.3 million, or 29.8% of sales compared to $201.9 million, or 33.8% of sales for the year ended December 31, 2009, reflecting a decrease of $36.6 million. E&C segment gross profit decreased $63.7 million and the related margin percent decreased 14.6 percentage points, respectively, in 2010 compared with 2009. The decrease in gross profit was primarily attributable to lower volume and price due to the completion of several projects during 2009 and continued delay of any new large energy related orders creating underutilized capacity in both the brazed aluminum heat exchangers and process system business. D&S segment gross profit increased $3.1 million in 2010 compared to 2009 while the related margin percent remained relatively constant. The gross profit increase was largely attributable to increased sales volume and favorable product mix. In addition, 2009 costs included restructuring charges of $2.0 million related to workforce reductions. BioMedical segment gross profit increased $24.0 million and its related margin percent increased 1.8 percentage points in 2010 compared to 2009 primarily due to higher sales volume and favorable mix for medical respiratory sales driven by the Covidien Acquisition. These increases were partially offset by non-cash inventory valuation charges of $2.4 million related to the write up of acquired inventory from the Covidien Acquisition to fair value that was sold during the year ended December 31, 2010. Increased volume in biological storage systems also contributed to the increased gross profit.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for 2010 were $105.0 million, or 18.9% of sales compared to $95.6 million, or 16.0% of sales for 2009. E&C segment SG&A expenses were $21.2 million, or 15.4% of sales for 2010 versus $29.1 million, or 11.4% of sales for 2009. The decrease of $7.9 million is primarily the result of lower variable compensation and sales commission expense as a result of lower sales volume and decreased bad debt expense. D&S segment SG&A expenses in 2010 were $30.3 million, or 11.3% of sales, compared to $29.2 million, or 11.6% of sales, in 2009. The increase of $1.1 million was primarily attributable to higher compensation costs due to the acquisition of Cryotech during 2010 and higher marketing and sales commission expense due to improving business conditions as well as targeting new growth opportunities. SG&A expenses for the BioMedical segment were $22.8 million, or 15.4% of sales for 2010, representing an increase of $8.8 million as compared to SG&A expenses for 2009 of $14.0 million, or 15.5% of sales. The increase is primarily due to the increased employee, integration, and restructuring costs as a result of several completed acquisitions over the last year and a half in the BioMedical segment. Corporate SG&A expenses for 2010 were $30.7 million compared to $23.3 million for 2009. The increase of $7.4 million was primarily driven by higher stock-based compensation costs, employee related costs and consulting fees related to acquisitions and an Enterprise Resource Planning (“ERP”) system implementation.

Amortization Expense

Amortization expense for 2010 was $11.0 million, or 2.0% of sales, compared to $10.7 million, or 1.8% of sales, for 2009. Amortization expense increased as a result of amortization of intangible assets acquired as part of the Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd. (“Golden Phoenix”) and Covidien Acquisitions completed in June and November 2009, respectively. For 2010, amortization expense for the E&C, D&S and BioMedical segments was $3.7 million, $5.0 million and $2.3 million, respectively, compared to $3.7 million, $5.1 million and $1.9 million, respectively, for 2009.

Asset Impairment/Losses on Disposal of Assets

For the year ended December 31, 2010, asset impairment expense of $1.8 million was recorded as a result of the write-down to fair value of the land and building in Denver, Colorado and the land in Plaistow, New Hampshire, which are assets held for sale, and the write down to fair value of certain leasehold improvements in the Plainfield, Indiana facility. For the year ended December 31, 2009, the Company recognized asset impairment expense of $1.2 million related to the write down to fair value of the land and buildings in Denver, Colorado and land in Plaistow, New Hampshire, which were assets held for sale at December 31, 2009. Also, included in asset impairment expense are losses on sales or disposal of equipment of $0.2 million and $0.3 million in 2010 and 2009, respectively, primarily as a result of equipment sales related to the closures of the BioMedical facilities in Plainfield, Indiana and Denver, Colorado.

Operating Income

As a result of the foregoing, operating income for 2010 was $47.5 million, or 8.6% of sales, representing a decrease of $46.8 million compared to operating income of $94.3 million, or 15.8% of sales for 2009. For 2010, operating income (loss) for the E&C, D&S and BioMedical segments and Corporate were $6.1 million, or 4.4% of sales, $41.9 million, or 15.6% of sales, $30.7 million, or 20.7% of sales, and ($31.2) million, respectively. For 2009, operating income (loss) for the E&C, D&S and BioMedical segments and Corporate were $61.8 million, or 24.2% of sales, $39.9 million, or 15.8% of sales, $15.9 million, or 17.6% of sales, and ($23.3) million, respectively.

Gain on Acquisition of Business

For the year ended December 31, 2010, the Company recognized a $1.1 million gain as a result of the acquisition of Covidien Japan Inc.’s liquid oxygen therapy business in April 2010, which we refer to as the Covidien Japan Acquisition. For the year ended December 31, 2009, the Company recognized a $7.0 million gain as a result of the acquisition of Covidien’s oxygen therapy business in November 2009. The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The estimates of fair value exceeded the cash paid and, accordingly, resulted in a gain on acquisition of business.

Interest Expense, Net

For the year ended December 31, 2010, net interest expense was $16.2 million compared to $15.8 million for the year ended December 31, 2009. The increase of $0.4 million was primarily attributable to higher average variable interest rates on the term loan portion of our senior secured credit facility of 2.7% during 2010 as compared to 2.4% during 2009. The effect of the higher variable interest rates was partially offset by lower average debt outstanding on the term loan as a result of $18.3 million in payments during the year ended December 31, 2010. Further information regarding the Company’s debt is located in Note C to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Other Expense and Income

For the years ended December 31, 2010 and 2009, amortization of deferred financing costs was $3.1 million and $1.6 million, respectively. The increase of $1.5 million was attributable to the $1.7 million write off of the remaining deferred financing fees related to the former senior credit facility, which was refinanced in May 2010. For the years ended December 31, 2010 and 2009, foreign currency losses of $0.9 million and gains of $0.7 million, respectively, were recognized by the Company. The losses in 2010 were the result of increased volatility in foreign exchange rates impacting transactions denominated in foreign currencies and the marked to market gains and losses on the Company’s foreign currency forward contracts.

Income Tax Expense

Income tax expense for 2010 was $8.0 million and the effective tax rate was 28.0% compared to income tax expense for 2009 of $23.4 million and an effective tax rate of 27.7%. The increase in the effective tax rate in 2010 is largely due to an increase in state income tax expense primarily as a result of the various acquisitions.

Net Income

As a result of the foregoing, net income for the year ended December 31, 2010 was $20.2 million compared to net income of $61.0 million for the year ended December 31, 2009, representing a decrease of 66.9%.

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Sales

Sales for 2009 were $597.5 million compared to $753.1 million for 2008, reflecting a decrease of $155.6 million, or 20.7%. E&C segment sales were $255.1 million for 2009 compared to $312.7 million for 2008, representing a decrease of $57.6 million, or 18.4%. This decrease in E&C sales for 2009 was primarily due to lower volume in both brazed aluminum heat exchangers and process systems resulting from a decline in large project orders as a result of the global economic crisis. In addition, a number of large LNG system projects were completed and orders cancelled in the brazed aluminum heat exchangers business, which contributed to the decline. These declines were partially offset by increased volume in air cooled heat exchangers as this business continued to grow with demand from the U.S. domestic natural gas compression segment as well as new applications in the power industry. D&S segment sales were $252.2 million for the year ended December 31, 2009 compared to $343.7 million for 2008, reflecting a decrease of $91.5 million, or 26.6%. Bulk storage sales decreased $39.8 million and package gas systems sales decreased $51.7 million in 2009 compared to 2008 as a result of lower prices and volume as industrial gas customers limited their capital spending as a result of the economic downturn. BioMedical segment sales for the year ended December 31, 2009 were $90.2 million, representing a decrease of $6.5 million, or 6.7%, compared to sales of $96.7 million in 2008. Medical respiratory product sales increased $4.6 million due to increased demand in Europe and the Covidien Acquisition which added $2.9 million in sales since acquisition. Biological storage systems sales decreased $3.3 million primarily due to lower volume in domestic and international markets partially offset by sales of $2.2 million from the acquisition of Golden Phoenix in June 2009. MRI and other product sales decreased $7.6 million largely due to the discontinuation of the MRI product line and the shutdown of the Denver, Colorado BioMedical facility, which was completed during the third quarter of 2009.

Gross Profit and Margin

Gross profit for the year ended December 31, 2009 was $201.9 million, or 33.8% of sales compared to $239.3 million, or 31.8% of sales for the year ended December 31, 2008, reflecting a decrease of $37.4 million. E&C segment gross profit decreased $8.4 million while the related margin increased 4.1 percentage points, respectively, in 2009 compared with 2008. The decrease in gross profit was primarily attributable to lower volumes for brazed aluminum heat exchangers and process systems. The declines in volume were partially offset by increased volume and efficiency for air cooled heat exchangers. Process systems margin benefited from improved project execution and project cost performance. D&S segment gross profit decreased $27.2 million in 2009 compared to 2008 while the related margin remained relatively constant. The gross profit decrease was largely attributable to lower sales volume, pricing and restructuring charges of $2.0 million related to workforce reductions, partially offset by lower material costs and other cost reduction initiatives. BioMedical segment gross profit decreased $1.8 million in 2009 compared to 2008 primarily due to lower sales volume for biological storage systems and restructuring charges of $1.5 million related to workforce reductions and closure of the Denver, Colorado facility. BioMedical segment gross profit margin increased in 2009 by 0.5 percentage points compared to 2008. This increase was primarily due to a more favorable mix and lower material costs.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for 2009 were $95.6 million, or 16.0% of sales compared to $100.8 million, or 13.4% of sales for 2008. E&C segment SG&A expenses were $29.1 million, or 11.4% of sales for 2009 versus $27.9 million, or 8.9% of sales for 2008. The increase of $1.2 million was primarily the result of higher bad debt expense. The expense was partially offset by lower sales commissions and variable incentive compensation expense as a result of lower sales volume. D&S segment SG&A expenses in 2009 were $29.2 million, or 11.6% of sales, compared to $32.0 million, or 9.3% of sales, in 2008. This decrease was primarily attributable to lower compensation costs, lower outside marketing and consulting services as well as reduced travel costs, partially offset by restructuring charges of $1.2 million related to workforce reductions. SG&A expenses for the BioMedical segment were $14.0 million, or 15.5% of sales for 2009, representing an increase of $1.5 million as compared to SG&A expenses for 2008 of $12.5 million, or 12.9% of sales. The increase is primarily due to the acquisition of Covidien’s oxygen therapy business at the end of November 2009. Corporate SG&A expenses for 2009 were $23.3 million compared to $28.4 million for 2008. The decrease of $5.1 million was primarily driven by lower compensation, outside consulting services and travel costs as a result of cost reduction initiatives.

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

Operating Income

As a result of the foregoing, operating income for 2009 was $94.3 million, or 15.8% of sales, representing a decrease of $39.0 million compared to operating income of $133.3 million, or 17.7% of sales for 2008. For 2009, operating income (loss) for the E&C, D&S and BioMedical segments and Corporate were $61.8 million, or 24.2% of sales, $39.9 million, or 15.8% of sales, $15.9 million, or 17.6% of sales, and ($23.3) million, respectively. For 2008, operating income (loss) for the E&C, D&S and BioMedical segments and Corporate were $70.7 million, or 22.6% of sales, $63.8 million, or 18.6% of sales, $20.7 million, or 21.4% of sales, and ($21.9) million, respectively.

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

Orders and Backlog

We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or penalties. Our backlog as of December 31, 2010, 2009 and 2008 was $236.4 million, $185.1 million and $398.8 million, respectively.

The table below sets forth orders and backlog by segment for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Orders
Energy & Chemicals	$165,827	$75,788	$220,833
Distribution & Storage	287,819	208,851	367,556
BioMedical	150,864	92,746	94,214

Total	$604,510	$377,385	$682,603

Backlog
Energy & Chemicals	$115,972	$87,816	$265,900
Distribution & Storage	108,665	87,727	125,929
BioMedical	11,779	9,518	7,013

Total	$236,416	$185,061	$398,842

Orders for 2010 were $604.5 million compared to $377.4 million for 2009, representing an increase of $227.1 million, or 60.2%. E&C segment orders were $165.8 million in 2010, an increase of $90.0 million compared to 2009. Orders in the E&C segment experienced increases in all businesses including process systems, brazed aluminum heat exchangers, and air cooled heat exchangers due to improving global economic conditions, although the absence of any large energy related orders still kept order trends below historical peak levels. In addition, E&C orders fluctuate due to project size and it is not unusual to see order intake vary significantly between quarters and years as a result. D&S segment orders for 2010 were $287.8 million compared to $208.9 million for 2009, an increase of $78.9 million, or 37.8%. D&S order entry improved as capital spending from industrial gas customers began to improve during 2010. D&S order intake improved sequentially each quarter during 2010 with the fourth quarter of 2010 being the strongest in over two years. Bulk storage system and packaged gas system orders for the year were $177.2 million and $110.6 million, respectively, representing an increase of 47.8% in bulk storage systems and 24.3% in packaged gas system orders. Orders for the BioMedical segment for 2010 were $150.9 million compared to orders of $92.7 million for the year ended December 31, 2009. Medical respiratory orders increased $50.7 million primarily as a result of the Covidien Acquisition in November 2009. Biological storage system orders also increased $11.6 million as global demand continued to improve.

Orders for 2009 were $377.4 million compared to $682.6 million for 2008, representing a decrease of $305.2 million, or 44.7%. E&C segment orders were $75.8 million in 2009, a decrease of $145.0 million compared to 2008. Orders in the E&C segment experienced a significant decline as a result of the global economic crisis and depressed energy prices with order cancellations occurring and potential new project timing delayed due to the lack of project financing. In addition, E&C orders fluctuate due to project size and it is not unusual to see order intake vary significantly between quarters and years as a result. D&S segment orders for 2009 were $208.9 million compared to $367.5 million for 2008, a decline of $158.6 million, or 43.2%. D&S order entry was also significantly impacted by the global economic downturn with declines in all product lines. Our industrial gas customers, particularly in North America and Western Europe, restricted their purchases as they were impacted by de-installation rates with their customers due to facility shutdowns and low industrial production activity. Bulk storage system and packaged gas system orders for the year were $119.9 million and $89.0 million, respectively, representing a decline of 48.2% in bulk storage systems and 34.7% in packaged gas system orders. Orders for the BioMedical segment for 2009 were $92.7 million compared to orders of $94.2 million for the year ended December 31, 2008. Orders have remained relatively constant throughout the global economic downturn in the BioMedical segment. In addition, the acquisition of Covidien’s oxygen therapy business in November 2009 and Golden Phoenix added $6.5 million in orders during 2009. Orders for medical respiratory products were $44.8 million and orders for biological storage systems were $43.8 million for the year ended December 31, 2009.

Liquidity and Capital Resources

On May 18, 2010, the Company completed the refinancing of its prior credit facility with a $200.0 million senior secured credit facility (“Senior Credit Facility”). The new Senior Credit Facility consists of a $65.0 million term loan and a $135.0 million revolving credit facility with a scheduled maturity date of May 18, 2015. Under the terms of the new facility, 10% of the $65 million term loan is payable in quarterly installments of $1.6 million with the balance due in 2015. As part of the refinancing, the Company used cash to pay off $15.0 million of its prior $80.0 million term loan. The balance due on the term loan was $61.7 million at December 31, 2010.

Debt Instruments and Related Covenants

As of December 31, 2010, the Company had $163.2 million outstanding under its senior subordinated notes (“Subordinated Notes”) and $22.0 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility. The Company is in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. Availability on the revolving portion of the Senior Credit Facility was $113.0 million at December 31, 2010.

Chart Ferox, a.s., or Ferox, our wholly-owned subsidiary that operates in the Czech Republic, maintains secured revolving credit facilities with borrowing capacity including overdraft protection, of up to 150.0 million Czech korunas (“CSK”), of which 50.0 million CSK is available only for letters of credit and bank guarantees. Under the revolving credit facilities, Ferox may make borrowings in CSK, euros and U.S. dollars.

Our debt and related covenants are further described in Note C to our consolidated financial statements included elsewhere in this report.

Sources and Uses of Cash

Years Ended December 31, 2010 and 2009

Our cash and cash equivalents totaled $165.1 million as of December 31, 2010, a decrease of $46.1 million from the balance at December 31, 2009. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. Based on the foregoing, we believe that there is low risk that our cash and cash equivalents will not be a source of liquidity for us.

Cash provided by operating activities for the year ended December 31, 2010 was $38.6 million compared to cash provided of $86.9 million for the year ended December 31, 2009. The decrease of $48.3 million was driven by decreased net income of $40.7 million and a reduction in customer advances and billings in excess of contract revenue due to reduced project backlog in E&C.

Cash used by investing activities for the years ended December 31, 2010 and 2009 was $64.2 million and $0.8 million, respectively. Capital expenditures for 2010 were $16.9 million compared with $13.2 million for 2009. The 2010 capital expenditures were primarily for the completion of the new industrial gas equipment repair center in McCarran, Nevada, a new BioMedical manufacturing facility in Canton, Georgia and the continuing implementation of a new ERP system for the Company. During 2010, $43.8 million was used for three acquisitions: Covidien’s Japanese liquid oxygen therapy business, substantially all of the assets of Cryotech International, Inc., and SeQual Technologies, Inc. The final deferred purchase payments for the 2009 acquisition of Golden Phoenix of $4.1 million were paid in 2010. $1.0 million in proceeds was received in 2010 from the sale of certain operating equipment at the BioMedical segment’s Plainfield, Indiana facility. Short term investments of $32.3 million matured during 2009 which had been invested during 2008 in short term investments with original maturities of less than six months. Capital expenditures in 2009 were primarily for a new industrial gas equipment repair center in McCarran, Nevada, a new BioMedical segment facility in Wuppertal, Germany and the implementation of a new ERP system for the Company. During 2009, $18.1 million, net of cash acquired, was used for three acquisitions: the equity interests of Golden Phoenix, the oxygen therapy business of Covidien and substantially all of the assets of Tri-Thermal, Inc.

For the year ended December 31, 2010, cash used by financing activities was $19.3 million compared to cash provided of $0.8 million for the year ended December 31, 2009. During 2010, principal debt payments of $18.3 million were made of which $15.0 million was a voluntary payment on the term loan portion of the prior credit facility as part of the refinancing. The additional $3.3 million in principal payments were scheduled quarterly payments on the term loan portion of the new Senior Credit Facility. $2.8 million in financing costs related to the refinancing were also paid during 2010. The exercise of stock options provided $1.0 million and $0.8 million in 2010 and 2009, respectively.

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

Cash used by investing activities for the years ended December 31, 2009 and 2008 was $0.8 million and $65.7 million, respectively. Short term investments of $32.3 million matured during 2009 which had been invested during 2008 in short term investments with original maturities of less than six months. Capital expenditures for 2009 were $13.2 million compared with $14.0 million for 2008. Capital expenditures in 2009 were primarily for a new industrial gas equipment repair center in McCarran, Nevada, a new BioMedical segment facility in Wuppertal, Germany and the implementation of a new ERP system for the Company. The 2008 capital expenditures were primarily for the D&S segment facility expansions and improvements mainly in China and the Czech Republic to support business growth and normal equipment purchases and replacements to increase automation and improve efficiency across all facilities. During 2009, $18.1 million, net of cash acquired, was used for three acquisitions: the equity interests of Golden Phoenix, the oxygen therapy business of Covidien and substantially all of the assets of Tri-Thermal, Inc. In 2008, $18.8 million of cash, net of cash acquired was used to purchase Flow and $0.6 million was contributed to a joint venture in Saudi Arabia for the manufacture of air cooled heat exchangers.

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

Cash Requirements

The Company does not anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2011. Management anticipates the Company will be able to satisfy cash requirements for its ongoing business with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facilities. We expect capital expenditures for 2011 to be in the range of $15 to $20 million primarily for continued automation, process improvements and/or expansions at existing manufacturing facilities, support of anticipated business growth in specific product lines and acquisition integration. In addition, we are anticipating an approximately $1.1 million contingency payment related to the earn-out on the acquisition of Cryotech.

In 2011, the Company is forecasting to use approximately $17.0 million for scheduled interest payments under the Senior Credit Facility and Subordinated Notes. We are required to make quarterly principal payments of $1.6 million under the term loan portion of our Senior Credit Facility. We may also from time to time seek to purchase a portion of our Subordinated Notes outstanding through cash purchases on the open market, privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, our liquidity requirements and our debt covenants. In addition, we are forecasting to use approximately $25.0 to $27.0 million of cash to pay U.S. and foreign income taxes and approximately $2.0 million of cash to fund our defined benefit pension plans under ERISA funding requirements.

Contractual Obligations

Our known contractual obligations as of December 31, 2010 and cash requirements resulting from those obligations are as follows:

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	2016 and Thereafter
	(Dollars in thousands)
Long-term debt	$224,925	$6,500	$13,000	$205,425	$—
Interest on long-term debt(1)	84,891	16,993	34,773	33,125	—
Deferred acquisition payments	695	695	—	—	—
Acquisition contingent consideration	6,900	1,055	5,845	—	—
Operating leases	23,917	6,671	8,744	4,809	3,693
Pension obligations(2)	9,076	2,176	3,700	2,500	700

Total contractual cash obligations	$350,404	$34,090	$66,062	$245,859	$4,393

(1)	The interest payments in the above table were estimated based upon our existing debt structure at December 31, 2010, which included the Senior Credit Facility and Subordinated Notes, less scheduled debt payments each year, and the interest rates in effect at December 31, 2010.

(2)	The planned funding of the pension obligations was based upon actuarial and management estimates taking into consideration the current status of the plans.

Not included in the above table are unrecognized tax benefits of $2,468 at December 31, 2010.

Our commercial commitments as of December 31, 2010, which include standby letters of credit and bank guarantees, represent potential cash requirements resulting from contingent events that require performance by us or our subsidiaries pursuant to funding commitments, and are as follows:

	Total	2011	2012-2014
	(Dollars in thousands)
Standby letters of credit	$9,632	$6,065	$3,567
Bank guarantees	16,390	12,237	4,153

Total commercial commitments	$26,022	$18,302	$7,720

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the Securities Act.

Contingencies

We are involved with environmental compliance, investigation, monitoring and remediation activities at certain of our operating facilities or formerly owned manufacturing facilities, and accrue for these activities when commitments or remediation plans have been developed and when costs are probable and can be reasonably estimated. Historical annual cash expenditures for these activities have been charged against the related environmental reserves. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 17 years as ongoing costs of remediation programs. Management believes that any additional liability in excess of amounts accrued, which may result from the resolution of such matters should not have a material adverse effect on our financial position, liquidity, cash flows or results of operations.

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

Foreign Operations

During 2010, we had operations in Australia, Asia and Europe, which accounted for approximately 37.2% of consolidated sales and 28.6% of total assets at December 31, 2010. Functional currencies used by these operations include the Chinese yuan, the Czech koruna, the euro, Japanese yen, and the British pound. We are exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by our domestic operations in currencies other than the U.S. dollar. The majority of these functional currencies and the other currencies in which we record transactions are fairly stable. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled us to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations or the volume of forward contracts changes.

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

Goodwill and Other Indefinite-Lived Intangible Assets. We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, and on an interim basis, if necessary. As of October 1, 2010, the estimated fair values substantially exceeded the carrying value for all reporting units. To test for impairment, we are required to estimate the fair market value of each of our reporting units. The reporting units are also the reportable segments: Energy & Chemicals, Distribution & Storage, and BioMedical. We use the income and market approaches to develop fair value estimates, which are weighted equally to arrive at a fair value estimate for each reporting unit. This approach has been consistently applied between years. With respect to the income approach, we developed a model to estimate the fair value of each of our reporting units. This fair market value model incorporates our estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. With respect to the market approach, we use the guideline company method selecting companies with similar assets or businesses to estimate fair value of each reporting unit. Changes to these judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in a different assessment of the recoverability of goodwill and other indefinite-lived intangible assets.

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

A significant element in determining our pension expense in accordance with accounting guidance is the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets as of December 31, 2010 and 2009 will be 7.75%. These expected return assumptions were developed using a simple averaging formula based upon the plans’ investment guidelines, mix of asset classes and the historical returns of equities and bonds. We believe our assumptions for expected future returns are reasonable. However, we cannot guarantee that we will achieve these returns in the future. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets that reduces pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense.

At the end of each year, we determine the rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency and the expected timing of benefit payments under the plan. At December 31, 2010, we determined this rate to be 5.5% as compared to 6.0% in 2009. Changes in discount rates over the past three years have not materially affected pension (income) expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized over the expected future service of participants.

At December 31, 2010, our consolidated net pension liability recognized was $11.5 million, an increase of $0.9 million from December 31, 2009. This increase in liability was due to reduced gains in the value of the plan assets as a more conservative asset allocation was developed to avoid large losses in the future like those experienced in 2008. Employer contributions to the plan of $0.6 million were offset by benefit payments of $1.6 million. For the years ended December 31, 2010, 2009 and 2008, we recognized approximately $0.4 million and $1.2 million of pension expense, and $0.5 million of pension income, respectively. See Note G to our financial statements included elsewhere in this report for further discussion.

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

Revenue Recognition — Long-Term Contracts. We recognize revenue and gross profit as work on long-term contracts progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses toward completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes will result in the reversal of previously recognized revenue and profits. When estimates indicate a loss is expected to be incurred under a contract, cost of sales is charged with a provision for such loss. As work progresses under a loss contract, revenue and cost of sales continue to be recognized in equal amounts, and the excess of costs over revenues is charged to the contract loss reserve. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion. Pre-contract costs relate primarily to salaries and benefits incurred to support the selling effort and, accordingly, are expensed as incurred. Certain contracts include incentive-fee arrangements clearly defined in the agreement and are not recognized until earned. We use the percentage of completion method of accounting primarily in the E&C segment.

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

Recently Adopted Accounting Standards

Effective July 1, 2010, the Company adopted the new guidance issued by the Financial Accounting Standards Board (“FASB”) regarding disclosures about the credit quality of financing receivables This guidance requires an entity to provide disclosures about financing receivables on a disaggregated basis and provide additional disclosures related to credit quality indicators, aging, troubled debt restructurings, and significant purchases and sales of financing receivables during the reporting period. Trade accounts receivable with maturities of less than one year are exempt from the disclosure requirements. The adoption of this guidance did not have a material impact of the Company’s financial position or results of operations.

Effective January 1, 2010, the Company adopted the new guidance related to improving disclosures about fair value measurements. This guidance requires new disclosures about transfers in and out of Levels 1 and 2; an entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The guidance also requires new disclosures about activity in Level 3 fair value measurements whereby an entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather that as one net number. The guidance clarifies existing disclosures related to the level of disaggregation used for each class of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. With the exception of the Level 3 activity requirements which are effective for the fiscal year beginning after December 15, 2010, the adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Recently Issued Accounting Standards

In December 2010, the FASB issued amendments related to the disclosures of supplementary pro forma information for business combinations. These amendments specify that a public entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These amendments are effective for acquisitions that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010. These amendments will not impact the Company’s financial position and results of operations for any business combinations entered into after the date of adoption.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements”. This ASU eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the current requirements. Additionally, under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This ASU is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in this ASU retrospectively for all prior periods. The Company has evaluated the ASU and does not believe it will have a material impact on the consolidated financial statements.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the loss of, or a significant reduction or delay in purchases by our largest customers;

•	the fluctuations in energy prices;

•	governmental energy policies could change, or expected changes could fail to materialize;

•	competition in our markets;

•	the impact of global economic and financial conditions;

•	our ability to manage our fixed-price contract exposure;

•	our reliance on the availability of key suppliers and services;

•	degradation of our backlog as a result of modification or termination of orders;

•	changes in government health care regulations and reimbursement policies;

•	general economic, political, business and market risks associated with our global operations;

•	fluctuations in foreign currency exchange and interest rates;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	financial distress of third parties;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	our ability to successfully manage our planned operational expansions;

•	difficulties in implementing a new ERP system;

•	the loss of key employees;

•	the pricing and availability of raw materials;

•	litigation and disputes involving us, including the extent of product liability, warranty, pension, employment and environmental claims asserted against us;

•	United States Food and Drug Administration regulation of our products;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the costs of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	additional liabilities related to taxes;

•	the underfunded status of our pension plan;

•	our ability to continue our technical innovation in our product lines;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	disruptions in our operations due to severe weather;

•	potential violations of the Foreign Corrupt Practices Act;

•	increased government regulation;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	risks associated with our indebtedness, leverage, debt service and liquidity;

•	fluctuations in the price of our stock; and

•	other factors described in this Annual Report.

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

Our primary interest rate risk exposure results from the current Senior Credit Facility’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2%) from December 31, 2010 rates, and assuming no changes in debt from the December 31, 2010 levels, our additional annual expense would be approximately $1.2 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the euro, the Japanese yen, the British pound, the Czech koruna and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At December 31, 2010, the Company had foreign exchange contracts with notional values of 16.9 million euros, 386.9 million Japanese yen, 5.0 million U.S. dollars, 500,000 Australian dollars and 75,000 British pounds. At December 31, 2010, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.

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

Covenant levels and pro forma ratios for the four quarters ended December 31, 2010 are as follows:

	Covenant Level	Four Quarters Ended December 31, 2010 Ratio
Senior Credit Facility(1)
Minimum Adjusted EBITDA* to cash interest ratio	3.00x	5.59x
Maximum funded indebtedness to Adjusted EBITDA* ratio	3.25x	0.90x
Indenture(2)
Minimum pro forma Adjusted EBITDA* to pro forma fixed charge coverage ratio required to incur additional debt pursuant to ratio provisions(3)	2.0x	5.4x

(1)	Failure to satisfy these ratio requirements would constitute a default under the Senior Credit Facility. If lenders under the Senior Credit Facility failed to waive any such default, repayment obligations under the Senior Credit Facility could be accelerated, which would also constitute a default under the indenture.

(2)	Our ability to incur additional debt and make certain restricted payments under our indenture, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1.0.

(3)	The ratio is calculated giving pro forma effect to our acquisitions of Cryotech and SeQual Technologies during 2010.

*	Adjusted EBITDA as used herein is defined as net income before interest expense, provision for income taxes, depreciation and amortization and further adjusted to exclude non-recurring items, non-cash items and other adjustments permitted in calculating covenants contained in the related Senior Credit Facility and indenture governing the Subordinated Notes.

Item 8.	Financial Statements and Supplementary Data.

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

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2010, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

The Company is undertaking a phased implementation and upgrade of its existing J D Edwards global Enterprise Resource Planning software system and five sites have now gone “live” as of December 31, 2010 with the remaining sites planning to go “live” during 2011. The phased implementation has not at this point altered the Company’s internal controls. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and that its internal controls will be enhanced as a result of the implementation of the new system.

Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting is set forth on page F-2 of this Annual Report on Form 10-K and incorporated herein by reference.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is set forth in Item 8. “Financial Statements and Supplementary Data,” on page F-4 under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item as to the Directors of the Company appearing under the caption “Election of Directors” in the Company’s 2011 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 is set forth in the 2011 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” which information is incorporated herein by reference. Information required by Items 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is set forth in the 2011 Proxy Statement under the headings “Information Regarding Meetings and Committees of the Board of Directors”, “Code of Ethical Business Conduct and Officer Code of Ethics” and “Stockholder Communications with the Board”, which information is incorporated herein by reference.

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

The information required by Item 402 of Regulation S-K is set forth in the 2011 Proxy Statement under the heading “Executive and Director Compensation,” which information is incorporated herein by reference. The information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K is set forth in the 2011 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2011 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2011 Proxy Statement under the headings “Related Party Transactions” and “Director Independence,” which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is set forth in the 2011 Proxy Statement under the heading “Principal Accounting Fees and Services,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this 2010 Annual Report on Form 10-K:

1. Financial Statements. The following consolidated financial statements of the Company and its subsidiaries and the reports of the Company’s independent registered public accounting firm are incorporated by reference in Item 8:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2. Financial Statement Schedules. The following additional information should be read in conjunction with the consolidated financial statements:

Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008

All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

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

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title

/S/ SAMUEL F. THOMAS Samuel F. Thomas	Chairman, Chief Executive Officer, President and a Director

/S/ MICHAEL F. BIEHL Michael F. Biehl	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ KENNETH J. WEBSTER Kenneth J. Webster	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

/S/ W. DOUGLAS BROWN W. Douglas Brown	Director

/S/ RICHARD E. GOODRICH Richard E. Goodrich	Director

/S/ STEVEN W. KRABLIN Steven W. Krablin	Director

/S/ MICHAEL W. PRESS Michael W. Press	Director

/S/ JAMES M. TIDWELL James M. Tidwell	Director

/S/ THOMAS L. WILLIAMS Thomas L. Williams	Director

Date: February 28, 2011

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting is effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

/S/ SAMUEL F. THOMAS	/S/ MICHAEL F. BIEHL
Samuel F. Thomas	Michael F. Biehl
Chairman, Chief Executive Officer and President	Executive Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Chart Industries, Inc.

We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chart Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Cleveland, Ohio

February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Chart Industries, Inc.

We have audited Chart Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chart Industries, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chart Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Cleveland, Ohio

February 28, 2011

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in thousands, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$165,112	$211,168
Accounts receivable, net	88,131	77,509
Inventories, net	104,435	85,570
Unbilled contract revenue	22,070	18,252
Prepaid expenses	5,121	5,484
Other current assets	21,227	16,421

Total Current Assets	406,096	414,404
Property, plant and equipment, net	116,158	111,153
Goodwill	275,252	264,532
Identifiable intangible assets, net	144,286	123,773
Other assets, net	13,047	12,641

TOTAL ASSETS	$954,839	$926,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$54,749	$38,089
Customer advances and billings in excess of contract revenue	51,661	51,782
Accrued salaries, wages and benefits	20,359	22,309
Warranty reserve	12,101	8,764
Current portion of long-term debt	6,500	—
Other current liabilities	25,813	22,993

Total Current Liabilities	171,183	143,937
Long-term debt	218,425	243,175
Long-term deferred tax liability, net	39,140	42,757
Accrued pension liabilities	11,483	10,646
Other long-term liabilities	13,234	8,742
Shareholders’ Equity
Common stock, par value $.01 per share — 150,000,000 shares authorized, as of December 31, 2010 and 2009, respectively, 28,831,724 and 28,481,586 shares issued and outstanding at December 31, 2010 and 2009, respectively	288	285
Additional paid-in capital	258,425	251,692
Retained earnings	230,640	210,480
Accumulated other comprehensive income	9,811	13,104

Total Chart Industries, Inc. shareholders’ equity	499,164	475,561

Noncontrolling interest	2,210	1,685

Total equity	501,374	477,246

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$954,839	$926,503

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(Dollars and shares in thousands, except per share amounts)
Sales	$555,455	$597,458	$753,086
Cost of sales	390,156	395,577	513,698

Gross profit	165,299	201,881	239,388
Selling, general and administrative expenses	104,973	95,601	100,847
Amortization expense	11,049	10,716	10,963
Asset impairment	1,773	1,230	—
Reversal of contingent liabilities related to insolvent subsidiary	—	—	(6,514)
Loss on sale or disposal of assets	—	—	739

	117,795	107,547	106,035

Operating income	47,504	94,334	133,353
Other expense (income):
Interest expense, net	16,196	15,817	17,953
Amortization of deferred financing costs	3,063	1,616	1,857
Foreign currency loss (gain)	871	(687)	3,948
Gain on acquisition of business	(1,124)	(6,954)	—

	19,006	9,792	23,758

Income before income taxes	28,498	84,542	109,595
Income tax expense (benefit):
Current	17,338	25,137	35,975
Deferred	(9,345)	(1,751)	(5,486)

	7,993	23,386	30,489

Net income	20,505	61,156	79,106
Noncontrolling interest, net of taxes	345	145	182

Net income attributable to Chart Industries, Inc.	$20,160	$61,011	$78,924

Net income attributable to Chart Industries, Inc. per common share — basic	$0.71	$2.14	$2.78
Net income attributable to Chart Industries, Inc. per common share — diluted	$0.69	$2.11	$2.72
Weighted average number of common shares outstanding:
Basic	28,534	28,457	28,354
Diluted	29,255	28,981	29,008

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings
	(Dollars and shares in thousands)
Balance at December 31, 2007	28,212	$282	$241,732	$70,545	$15,432	$1,214	$329,205
Net income	—	—	—	78,924		182	79,106
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	(1,383)	96	(1,287)
Increase in pension liability, net of tax benefit of $4,278	—	—	—	—	(7,480)	—	(7,480)

Comprehensive income	—	—	—	—	—	—	70,339
Compensation expense recognized for employee stock options	—	—	3,134	—	—	—	3,134
Exercise of options	186	2	1,327	—	—	—	1,329
Tax benefit of non-qualifying stock options	—	—	1,435	—	—	—	1,435
Other	—	—	10	—	—	—	10

Balance at December 31, 2008	28,398	$284	$247,638	$149,469	$6,569	$1,492	405,452
Net income	—	—		61,011		145	61,156
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	3,427	48	3,475
Amortization of unrecognized losses	—	—	—	—	679	—	679
Decrease in pension liability, net of tax expense of ($1,777)	—	—	—	—	2,429	—	2,429

Comprehensive income	—	—	—	—	—	—	67,739
Compensation expense recognized for employee stock options	—	—	3,279	—	—	—	3,279
Exercise of options	84	1	745	—	—	—	746
Tax benefit of non-qualifying stock options	—	—	30	—	—	—	30

Balance at December 31, 2009	28,482	$285	$251,692	$210,480	$13,104	$1,685	$477,246
Net income	—	—	—	20,160	—	345	20,505
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	(2,753)	180	(2,573)
Amortization of unrecognized losses	—	—	—	—	270	—	270
Decrease in pension liability, net of tax expense of ($470)	—	—	—	—	(810)	—	(810)

Comprehensive income	—	—	—	—	—	—	17,392
Compensation expense recognized for employee stock options	—	—	4,933	—	—	—	4,933
Exercise of options	350	1	1,062	—	—	—	1,063
Tax benefit of non-qualifying stock options	—	—	796	—	—	—	796
Other	—	2	(58)	—	—	—	(56)

Balance at December 31, 2010	28,832	$288	$258,425	$230,640	$9,811	$2,210	$501,374

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$20,505	$61,156	$79,106
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	3,063	1,616	1,857
Employee stock and stock option related compensation expense	4,933	3,279	3,134
Asset impairment	1,773	1,230	739
Depreciation and amortization	23,577	21,412	21,313
Reversal of contingent liability on insolvent subsidiary	—	—	(6,514)
Gain on acquisition of business	(1,124)	(6,954)	—
Foreign currency transaction loss (gain)	871	(687)	3,948
Deferred income tax expense (benefit)	(9,345)	(1,751)	(5,486)
Other	3,236	1,999	(35)
Changes in assets and liabilities:
Accounts receivable	(2,614)	15,217	2,505
Inventory	(13,717)	25,221	(8,296)
Unbilled contract revenues and other current assets	(2,554)	27,112	(14,045)
Accounts payable and other current liabilities	10,505	(16,567)	(12,987)
Deferred income taxes	(337)	641	(4,768)
Customer advances and billings in excess of contract revenue	(198)	(45,998)	37,341

Net Cash Provided By Operating Activities	38,574	86,926	97,812
INVESTING ACTIVITIES
Capital expenditures	(16,939)	(13,190)	(13,968)
Purchase of short term investments	—	—	(32,264)
Proceeds from sale of assets	989	107	—
Acquisition of businesses, net of cash acquired	(47,865)	(18,086)	(18,828)
Proceeds from maturities of short term investments	—	32,264	—
Other investing activities	(400)	(1,897)	(616)

Net Cash (Used In) Investing Activities	(64,215)	(802)	(65,676)
FINANCING ACTIVITIES
Principal payments on long-term debt	(18,250)	—	(6,825)
Payment of financing costs	(2,857)	—	—
Stock option exercise proceeds	1,063	746	1,329
Tax benefit from exercise of stock options	796	30	1,435
Other financing activities	(54)	—	—

Net Cash (Used In) Provided By Financing Activities	(19,302)	776	(4,061)

Net (decrease) increase in cash and cash equivalents	(44,943)	86,900	28,075
Effect of exchange rate changes on cash	(1,113)	2,103	1,221
Cash and cash equivalents at beginning of period	211,168	122,165	92,869

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$165,112	$211,168	$122,165

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Chart Industries, Inc. (the “Company”), is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and end-use of industrial gases and hydrocarbons. The Company has domestic operations located throughout the United States, including the principal executive offices located in Ohio, and an international presence in Asia, Australia and Europe.

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

Basis of Presentation: The consolidated financial statements and accompanying notes as of and for the years ended December 31, 2010, 2009 and 2008 are prepared in conformity with U.S. generally accepted accounting principles and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters.

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

Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The December 31, 2010 and 2009 balances include money market investments.

Short Term Investments: From time to time, the Company invests in short-term, highly liquid, variable rate instruments, which have stated maturities of greater than three months but less than six months. These short term investments are recorded at cost which approximates fair value. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, has classified investment securities as current assets. There are no short-term investments as of December 31, 2010 and 2009.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

Concentrations of Credit Risks: The Company sells its products to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing industries in countries all over the world. Approximately 57%, 59% and 65% of sales were to foreign countries in 2010, 2009 and 2008, respectively. No single customer exceeded ten percent of consolidated sales in 2010 and 2009. In 2008 sales to Air Liquide represented approximately 10% of consolidated sales across all segments. Sales to the Company’s top ten customers accounted for 38%, 47% and 48% of consolidated sales in 2010, 2009 and 2008, respectively. The

Company’s sales to particular customers fluctuate from period to period, but the large gas producer and distributor customers of the Company tend to be a consistently large source of revenue for the Company. To minimize credit risk from trade receivables, the Company reviews the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitors the financial condition of customers to help ensure timely collections and to minimize losses. Additionally, for certain domestic and foreign customers, particularly in the Energy and Chemicals (“E&C”) segment, the Company requires advance payments, letters of credit and other such guarantees of payment. Certain customers also require the Company to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order.

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

Allowance for Doubtful Accounts: The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, or substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. The Company also records allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. The allowance for doubtful accounts balance at December 31, 2010 and 2009 was $3,008 and $1,727, respectively.

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method at December 31, 2010 and 2009. The components of inventory are as follows:

	December 31,
	2010	2009
Raw materials and supplies	$35,565	$22,795
Work in process	23,643	19,967
Finished goods	45,227	42,808

	$104,435	$85,570

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

Property, Plant and Equipment: All capital expenditures for property, plant and equipment are stated on the basis of cost. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized. The cost of applicable assets is depreciated over their estimated useful lives. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense was $12,528, $10,696 and $10,350 for the years ended December 31, 2010, 2009 and 2008, respectively. The following table summarizes the components of property, plant and equipment:

		December 31,
Classification	Estimated Useful	2010	2009
Land and buildings	20-35 years	$72,783	$66,976
Machinery and equipment	3-12 years	69,572	66,921
Computer equipment, furniture and fixtures	3-7 years	10,912	8,791
Construction in process		8,800	3,876

		162,067	146,564
Less accumulated depreciation		(45,909)	(35,411)

Total property, plant and equipment, net		$116,158	$111,153

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

The Company determines the fair value of any indefinite-lived intangible assets using a discounted cash flow method, compares the fair value to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Goodwill is tested utilizing a two-step approach. After recording any impairment losses for indefinite-lived intangible assets, the Company determines the fair value of each reporting unit and compares the fair value to its carrying value, including goodwill, of such reporting unit (step one). To test for impairment, the Company is required to estimate the fair value of each reporting unit. The reporting units are also the reportable segments: Energy & Chemicals, Distribution & Storage, and BioMedical. Consistent with prior years, the Company uses the income and market approaches to develop fair value estimates, which are weighted equally to arrive at a fair value estimate for each reporting unit. With respect to the income approach, a model has been developed to estimate the fair value of each reporting unit. This fair value model incorporates estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. With respect to the market approach, a guideline company method is used selecting

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

companies with similar assets or businesses to estimate fair value of each reporting unit. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill and other indefinite-lived intangible assets. If the fair value exceeds the carrying value, no impairment loss would be recognized. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount of the impairment, if any, would then be measured in step two, which compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. As of October 1, 2010, the estimated fair values substantially exceeded the carrying value for all reporting units. The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets:

	Weighted Average Estimated Useful Life	December 31, 2010		December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets
Unpatented technology	9 years	$15,073	$(7,275)	$10,988	$(5,407)
Patents	10 years	8,497	(4,304)	9,016	(4,040)
Product names	14 years	5,676	(1,285)	4,001	(907)
Non-compete agreements	3 years	2,130	(1,952)	3,474	(2,871)
Customer relations	13 years	125,848	(39,103)	106,194	(31,239)

		$157,224	$(53,919)	$133,673	$(44,464)

Indefinite-lived intangible assets:
Goodwill		$275,252		$264,532
Trademarks and trade names		37,911		34,564
In-process research and development		3,070		—

		$316,233		$299,096

Amortization expense for intangible assets subject to amortization was $11,049, $10,716 and $10,963 for the years ended December 31, 2010, 2009 and 2008, respectively, and is estimated to range from approximately $13,100 to $8,800 annually for fiscal years 2011 through 2016, respectively.

Goodwill increased $10,720 during the year ended December 31, 2010. Acquisitions accounted for $11,228 of the increase and the remaining $508 decrease is due to the impact of foreign currency translation adjustments.

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

The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, British pound and Czech koruna. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Changes in their fair value are recorded in the consolidated statement of operations. The changes in fair value generated a net loss of $630 for 2010, a net gain of $1,492 for 2009, and a net loss of $1,536 for 2008.

As of December 31, 2010, the Company held forward currency contracts to sell (i) 16,900 euros against the Czech koruna, (ii) 386,853 Japanese yen against the U.S. dollar, (iii) 5,000 U.S. dollars against the euro, (iv) 500 Australian dollars against the U.S dollar, and (v) 75 British pounds against the euro. At December 31, 2010, the fair value of the Company’s derivative liabilities representing foreign currency forward contracts was $807. These were recorded on the balance sheet as other current liabilities. As of December 31, 2009, the Company held forward currency contracts to sell 3,300 euros against the U.S. dollar and to sell 270 Polish zloty against the Czech koruna.

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

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve are as follows:

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of period	$8,764	$8,636	$5,731
Warranty expense	5,893	3,316	5,598
Warranty usage.	(3,827)	(4,335)	(2,693)
Acquired warranty reserves	1,271	1,147	—

Balance at end of period	$12,101	$8,764	$8,636

Shareholders’ Equity: The Company reports comprehensive income in its consolidated statement of shareholders’ equity. The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2010	2009
Foreign currency translation adjustments	$14,938	$17,691
Pension liability adjustments, net of taxes of ($470) and ($1,777) at December 31, 2010 and 2009, respectively	(5,127)	(4,587)

	$9,811	$13,104

Fair Value of Financial Instruments: The Company measures financial assets and liabilities at fair value in three levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

Revenue Recognition: For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement and the selling price to the buyer is fixed or determinable. For brazed aluminum heat exchangers, cold boxes, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. Earned revenue on contracts in process at December 31, 2010, 2009 and 2008, totaled $240,239, $295,530 and $395,756, respectively. Timing of amounts billed on contracts varies from contract to contract and could cause significant variation in working capital needs. Amounts billed on percentage of completion contracts in process at December 31, 2010, 2009 and 2008 totaled $239,600, $298,131 and $417,843, respectively. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known. Pre-contract costs relate primarily to salaries and benefits incurred to support the selling effort and, accordingly, are expensed as incurred. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion. Certain contracts include incentive-fee arrangements. The incentive fees in such contracts can be based on a variety of factors but the most common are the achievement of target completion dates, target costs, and/or other performance criteria. Incentive fee revenue is not recognized until it is earned. Timing of amounts billed on contracts varies from contract to contract and could cause a significant variation in working capital requirements.

Shipping and Handling Costs: Amounts billed to customers for shipping are classified as sales, and the related costs are classified as cost of sales. Shipping revenue of ($6,537), ($5,507) and ($7,111) for the years ended December 31, 2010, 2009 and 2008, respectively, are included in sales. Shipping costs of $8,488, $5,942, and $8,723 for the years ended December 31, 2010, 2009 and 2008, respectively, are included in the cost of sales.

Advertising Costs: The Company incurred advertising costs of $3,268, $3,355 and $3,643 for the years ended December 31, 2010, 2009 and 2008, respectively. Such costs are expensed as incurred.

Research and Development Costs: The Company incurred research and development costs of $3,858, $3,256 and $5,927 for the years ended December 31, 2010, 2009 and 2008, respectively. Such costs are expensed as incurred.

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

Earnings per share: The following table presents calculations of income (loss) per share of common stock:

	Year Ended December 31,
	2010	2009	2008
Net income attributable to Chart Industries, Inc.	$20,160	$61,011	$78,924

Net income attributable to Chart Industries, Inc. per common share — basic	$0.71	$2.14	$2.78
Net income attributable to Chart Industries, Inc. per common share — diluted	$0.69	$2.11	$2.72
Weighted average number of common shares outstanding — basic	28,534	28,457	28,354
Incremental shares issuable upon assumed conversion and exercise of stock options	721	524	654

Total shares — diluted	29,255	28,981	29,008

Certain options to purchase common stock of the Company were not included in net income attributable to Chart Industries, Inc. per common share-diluted as they were anti-dilutive and consisted of 362, 170 and 213 shares for the years ended December 31, 2010, 2009 and 2008, respectively.

New Accounting Pronouncements.

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

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements”. This ASU eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the current requirements. Additionally, under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This ASU is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in this ASU retrospectively for all prior periods. The Company has evaluated the ASU and does not believe it will have a material impact on the consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350).” This ASU modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. This ASU is effective for fiscal years and interim periods beginning after December 15, 2010. The Company has evaluated the ASU and does not believe it will have a material impact on the consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805).” This ASU specifies that if a company presents comparative financial statements, the company should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Effective January 1, 2011, the Company will adopt this ASU and include all required disclosures in the notes to its consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

NOTE B — Balance Sheet Components

The following table summarizes the components of other current assets, other assets, net, other current liabilities and other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Other current assets:
Deposits	$407	$278
Assets held for sale	2,824	3,250
Deferred income taxes	12,686	7,977
Other receivables	5,310	4,916

	$21,227	$16,421

Other assets, net:
Deferred financing costs	$6,039	$6,245
Cash value life insurance	1,513	1,371
Prepaid leases	1,214	1,194
Other	4,281	3,831

	$13,047	$12,641

Other current liabilities:
Accrued interest	$3,206	$3,112
Accrued other taxes	2,497	1,470
Accrued income taxes	1,066	520
Accrued rebates	4,090	2,615
Accrued employee separation and plant closure costs	2,578	2,881
Accrued other	12,376	12,395

	$25,813	$22,993

Other long-term liabilities:
Accrued environmental	$6,355	$6,462
Accrued contingent consideration	5,845	—
Accrued contingencies and other	1,034	2,280

	$13,234	$8,742

NOTE C — Debt and Credit Arrangements

The following table shows the components of the Company’s borrowings at December 31, 2010 and 2009, respectively.

	December 31,
	2010	2009
Senior term loan, due May 2015, average interest rate of 2.89% at December 31, 2010	$61,750	$—
Senior term loan, average interest rate of 2.42% at December 31, 2009	—	80,000
Subordinated notes, due 2015, interest accrued at 9.125%	163,175	163,175

Total debt	224,925	243,175
Less: current maturities	(6,500)	—

Long-term debt.	$218,425	$243,175

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

On May 18, 2010, the Company completed refinancing its prior senior secured credit facility with a five-year $200,000 senior credit facility (“Senior Credit Facility”). As a result of the refinancing, the Company wrote off $1,706 of deferred financing fees related to the prior senior credit facility. The new Senior Credit Facility consists of a $65,000 term loan (the “Term Loan”), of which $61,750 remains outstanding and a $135,000 revolving credit facility (the “Revolver”) with a scheduled maturity date of May 18, 2015. As part of the refinancing, the Company used cash to pay off $15,000 of its prior $80,000 term loan. The Revolver includes a $25,000 sub-limit for the issuance of swingline loans and a $50,000 sub-limit to be used for letters of credit. There is a foreign currency limit of $40,000 under the Revolver which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $40,000 under the Revolver made by the Company’s wholly-owned subsidiary, Chart Industries Luxembourg S.à r.l. The Company also has $163,175 of 9 1/8% senior subordinated notes (the “Subordinated Notes”) outstanding.

The Senior Credit Facility matures on May 18, 2015 (the “Maturity Date”). On September 30, 2010, the Company began repaying the principal balance of the Term Loan with its first quarterly installment of $1,625 and will continue to make quarterly installments through the Maturity Date. The Company may select a Eurocurrency Borrowing or an ABR Borrowing rate. If the Company elects the Eurocurrency Borrowing, the base rate for the elected period equals the applicable Adjusted LIBOR rate plus the applicable margin (as defined in the Senior Credit Facility). If the Company elects an ABR Borrowing, the base rate for any day equals an applicable interest margin (as defined in the Senior Credit Facility) plus the greatest of the Prime Rate in effect on such day, the Federal Funds Effective Rate in effect on such day plus 0.5%, and the Adjusted LIBOR Rate for a one month interest period on such day plus 1.0%. The applicable interest margin on the Senior Credit Facility could change based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay a commitment fee of between 0.3% and 0.5% of the unused Revolver balance and a letter of credit participation fee equal to the daily aggregate letter of credit exposure at the rate per annum equal to the Applicable Margin for Eurocurrency Revolving Facility Borrowings (ranging from 2% to 3.5%, depending on the leverage ratio calculated at each fiscal quarter end). A fronting fee must be paid on each letter of credit that is issued equal to 0.125% per annum of the stated dollar amount of the letter of credit. The obligations under the Senior Credit Facility are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company’s U.S. subsidiaries and 65% of the capital stock of the Company’s Material (as defined by the Senior Credit Facility) non-U.S. subsidiaries that are owned by U.S. subsidiaries.

The Subordinated Notes are due in 2015 with interest payable semi-annually on April 15th and October 15th. Any of the Subordinated Notes may be redeemed solely at the Company’s option, except as restricted by the Senior Credit Facility. The initial redemption price on October 15, 2010 is 104.563% of the principal amount, plus accrued interest. The Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company, including the Senior Credit Facility, pari passu in right of payment with all future senior subordinated indebtedness of the Company, and senior in right of payment with any future indebtedness of the Company that expressly provides for its subordination to the Subordinated Notes. The Subordinated Notes are unconditionally guaranteed jointly and severally by substantially all of the Company’s U.S. subsidiaries.

The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility and indenture governing the Subordinated Notes also include financial covenants relating to net leverage

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

and interest coverage ratios. The Company is in compliance with all covenants. As of December 31, 2010, there was $61,750 outstanding under the Term Loan and $163,175 outstanding under the Subordinated Notes and $21,969 in letters of credit issued but no borrowings outstanding under the Revolver.

Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured credit facilities with borrowing capacity, including overdraft protection, of up to 150,000 Czech koruna (“CSK”). Ferox maintains two separate facilities. Under the first facility, the revolving credit portion allows Ferox to make borrowings in CSK, euros and U.S. dollars. Borrowings in CSK are at PRIBOR, borrowings in Euros are at EURIBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 1.0%. The first facility allows for overdraft protection in CSK, euros and U.S. dollars. The second facility does not allow for revolving credit borrowings. Borrowings in CSK are at PRIBOR, borrowings in euros are at an overnight European indexed average and borrowings in U.S. dollars are at LIBOR, with a fixed margin of 1.0%. Ferox is not required to pay a commitment fee to the lender under its facility in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.70% on the face amount of each guarantee. Ferox’s land, buildings and accounts receivable secure the credit facilities. As of December 31, 2010, there were no borrowings outstanding under the Ferox credit facilities. However, there were $4,058 of bank guarantees supported by the Ferox revolving credit facilities.

Flow Instruments & Engineering GmbH (“Flow”), a wholly-owned subsidiary of Ferox, maintains two revolving lines of credit with 320 euros in borrowing capacity. As of December 31, 2010, there were no borrowings outstanding under either line of credit.

The scheduled annual maturities of long-term debt at December 31, 2010, are as follows:

Year	Amount
2011	$6,500
2012	6,500
2013	6,500
2014	6,500
2015	198,925
Thereafter	—

$224,925

The Company paid interest of $16,774, $16,820 and $20,936 for the years ended December 31, 2010, 2009 and 2008, respectively.

The fair value of the term loan portion of the Senior Credit Facility is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under such method the fair value of the Company’s Term Loan approximated its carrying value at December 31, 2010. The fair value of the Subordinated Notes is estimated based on a third party’s estimated bid price. The fair value equaled the carrying value of $163,175 at December 31, 2010 and 2009.

NOTE D — Restructuring Activities

In April 2010, Caire Inc., a wholly-owned subsidiary of the Company, announced its plan to close its liquid oxygen therapy manufacturing facility in Plainfield, Indiana and relocate the manufacturing and customer service operations to a facility close to existing BioMedical operations in Canton, Georgia. The Plainfield facility was acquired as part of the 2009 acquisition of the liquid oxygen therapy business of Covidien plc. The total

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

anticipated cost of the restructuring is approximately $7,000 which includes asset impairment charges. The Company expects the closure to be completed in the second quarter of 2011. The cost will include cash expenditures for employee retention and separation benefits as well as lease exit costs. For the year ended December 31, 2010, the Company recorded $3,730 related to the closure of the Plainfield, Indiana BioMedical facility and the write-down to net realizable value of certain assets at the facility. The Company also recorded an additional $834 in asset impairment expense as a result of the write-down to fair value of the assets held for sale in Denver, Colorado and in Plaistow, New Hampshire. The Company also recorded $192 in restructuring costs related to the integration of SeQual Technologies, Inc. which was acquired on December 28, 2010. These charges were recorded in cost of sales ($2,579), selling, general and administrative expenses, ($531) and asset impairment charges ($1,646).

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

The following tables summarize the Company’s restructuring activities for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of January 1, 2010	$682	$1,608	$503	$88	$2,881
Restructuring charges	—	(45)	4,723	78	4,756
Asset impairment	—	—	(1,546)	(100)	(1,646)
Cash payments	(579)	(1,176)	(1,592)	(66)	(3,413)

Balance as of December 31, 2010	$103	$387	$2,088	$—	$2,578

	Year Ended December 31, 2009
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of January 1, 2009	$—	$—	$—	$—	$—
Restructuring charges	1,004	3,397	3,336	283	8,020
Asset impairment	—	(234)	(996)	—	(1,230)
Cash payments	(322)	(1,555)	(1,837)	(195)	(3,909)

Balance as of December 31, 2009	$682	$1,608	$503	$88	$2,881

NOTE E — Acquisitions

On December 28, 2010, Caire Inc. (“Caire”), a wholly-owned subsidiary of the Company, completed the acquisition of SeQual Technologies Inc. (“SeQual”) for a total potential purchase price of $60,000 in cash, of which $38,700 was paid at closing. The cash purchase price is subject to post closing working capital and other adjustments. The majority of the remaining potential total purchase price represents contingent consideration to be paid over two years beginning in 2012 based on the achievement of certain gross profit targets. The estimated value of the contingent consideration at the acquisition date was $5,100, valued according to a discount cash flow approach, which includes assumptions for the probabilities of achieving the gross profit targets and the discount rate applied to the projected payments. The valuation of contingent consideration is classified as utilizing Level 3 inputs consistent with reasonably available assumptions which would be made by other market participants.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

The purchase price allocation related to the SeQual acquisition is substantially complete with the exception of intangible assets and contingent consideration, which continue to be based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented below:

Assets acquired:
Cash	$218
Accounts receivable, net	6,169
Inventory, net	4,959
Property and equipment	711
Other assets	504
Intangible assets	31,760
Goodwill	7,001
Liabilities assumed	(7,522)

Total purchase price	$43,800

SeQual is located in San Diego, California and develops, manufactures and markets products for numerous applications utilizing pressure swing adsorption technology for air separation with its primary focus on medical oxygen concentrators. SeQual’s results will be included in the Company’s BioMedical segment.

On August 2, 2010, Chart Inc. acquired substantially all of the assets of Cryotech International, Inc. (“Cryotech”) for a potential total purchase price of $6,653 in cash, of which $4,053 was paid at closing. The remaining portion of the potential total purchase price represents contingent consideration to be paid over two years based on the achievement of certain revenue targets. The estimated value of the contingent consideration at the acquisition date was $1,800. The value of the contingent consideration was estimated using a probability model. The fair value of the assets acquired and goodwill at the date of acquisition were $1,626 and $4,227, respectively. Cryotech is located in San Jose, California and designs, manufactures, sells, and services cryogenic injectors, vacuum insulated piping systems, and manifolds, and also repairs liquid cylinders. Cryotech’s results are included in the Company’s Distribution & Storage segment and added $5,297 to net sales during the year ended December 31, 2010.

On April 2, 2010, Chart Japan Co., Ltd. completed the acquisition of Covidien Japan Inc.’s liquid oxygen therapy business for $1,008 in cash. The fair value of the assets acquired at closing was $2,132 which exceeded the cash paid and, accordingly, resulted in a gain on acquisition of business of $1,124 during the second quarter of 2010. Available public information indicated that Covidien sought to streamline its business portfolio in an expeditious manner and reallocate resources to other businesses, therefore, the liquid oxygen therapy business was considered a non-core asset. Net sales of $2,787 were added to the Company’s BioMedical segment during the year ended December 31, 2010 as a result of the acquisition.

On November 27, 2009, Caire and other wholly-owned subsidiaries of the Company completed the acquisition of Covidien’s liquid oxygen therapy business, including the design, manufacturing, and worldwide sales and service functions, for $9,082 in cash in the initial closing. The fair value of the assets acquired in the initial closing of $16,036 exceeded the cash paid and, accordingly, resulted in a gain on acquisition of business of $6,954 in 2009. Net sales of $50,439 were added to the Company’s BioMedical segment during the year ended December 31, 2010 as a result of the acquisition of the liquid oxygen therapy business.

During the second quarter of 2009, the Company completed the acquisition of the equity interests of Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd. (“Golden Phoenix”) and substantially all of the assets of Tri-Thermal, Inc. for an aggregate of $12,175, net of cash acquired, of which $2,344 was paid during the first quarter of 2010 and the remaining $1,760 was paid during the second quarter of 2010. The fair values of the net assets acquired and goodwill at the date of acquisition were $10,000 and $2,700, respectively.

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

NOTE F — Income Taxes

Income before income taxes and minority interest consists of the following:

	For the Year Ended December 31,
	2010	2009	2008
United States	$18,415	$70,695	$88,867
Foreign	10,083	13,847	20,728

	$28,498	$84,542	$109,595

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$12,673	$21,779	$32,410
State	900	462	1,030
Foreign	3,765	2,896	2,535

	17,338	25,137	35,975

Deferred:
Federal	(8,603)	(1,718)	(4,421)
State	77	(142)	(1,687)
Foreign	(819)	109	622

	(9,345)	(1,751)	(5,486)

	$7,993	$23,386	$30,489

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2010	2009	2008
Income tax expense at U.S. statutory rate	$9,974	$29,589	$38,359
State income taxes (benefit), net of federal tax benefit	976	319	(427)
Foreign income, net of credit on foreign taxes	176	(31)	(584)
Effective tax rate differential of earnings outside of U.S.	(1,221)	(1,455)	(4,759)
Foreign investment tax credit	(305)	(385)	(1,618)
Non-taxable gain on acquisition of business	(394)	(2,434)	—
(Taxable) non-deductible items	(144)	(735)	1,445
(Income) provision for tax contingencies	2	(69)	(147)
Domestic production activities deduction	(1,071)	(1,413)	(1,780)

	$7,993	$23,386	$30,489

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Accruals and reserves	$13,699	$9,730
Pensions	4,245	3,846
Inventory	1,363	1,581
Stock options	5,412	4,310
Tax credit carryforwards	594	709
Foreign net operating loss carryforwards	861	412
Federal net operating loss carryforward	10,189	—
State net operating loss carryforward	947	—

Other — net	1,279	376

Total deferred tax assets before valuation allowance	$38,589	$20,964
Valuation allowance	(758)	(246)

Total deferred tax assets, net of valuation allowance	$37,831	$20,718

Deferred tax liabilities:
Property, plant and equipment	$11,973	$11,644
Intangibles	52,312	43,854

Total deferred tax liabilities	$64,285	$55,498

Net deferred tax liabilities	$26,454	$34,780

Tax Credit Carryforwards: As of December 31, 2010, the Company had a gross deferred tax asset for tax credit carryforwards of $594. These credit carryforwards are subject to expiration from 2015 to 2019, if not utilized.

Federal and State net operating loss carryforwards: As a result of the SeQual acquisition, the Company acquired in excess of $37,000 of federal net operating losses and $31,800 of state net operating losses. Internal Revenue Code Section 382 will limit the use of net operating losses to $29,100 and $16,500, respectively, during the period ending 2030. The Company is presently studying the benefit of making an election under Internal Revenue Code Section 338(g) which would result in a step up in tax basis of the acquired assets in exchange for the extinguishment of the loss carryovers. The Company will make its final determination in a subsequent quarter of 2011. The resulting impact of the acquired attributes and tax basis will be recorded as an adjustment to the SeQual purchase accounting.

Foreign net operating loss carryforwards: As of December 31, 2010, cumulative foreign operating losses of $2,906 generated by the Company were available to reduce future taxable income. Approximately $2,722 of these operating losses expire between 2014 and 2017. The remaining $184 can be carried forward indefinitely. The gross deferred tax asset for the foreign operating losses of $861 is partially offset by a valuation allowance of $758.

The Company has not provided for income taxes on approximately $97,262 of foreign subsidiaries’ undistributed earnings as of December 31, 2010, since the earnings retained have been reinvested indefinitely by the subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

The Company had net income tax payments of $15,266, $24,659 and $36,167 for the years ended December 31, 2010, 2009 and 2008, respectively.

The reconciliation of beginning to ending unrecognized tax benefits is as follows:

	Year Ended December 31,
	2010	2009
Unrecognized tax benefits at beginning of the year	$1,470	$1,903
Additions for tax positions of prior years	2,170	22
Reductions for tax positions of prior years	(22)	(22)
Lapse of statutes of limitation	(1,150)	(433)

Unrecognized tax benefits at end of the year	$2,468	$1,470

The amount of unrecognized tax benefits as of December 31, 2010 was $2,468. This amount, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $53 for the payment of interest and penalties at December 31, 2010. The Company accrued approximately $50 and $51 for the years ended December 31, 2010 and 2009, respectively, in additional interest associated with uncertain tax positions.

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

The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for 2008 during 2010. In addition, the IRS is examining the 2005 and 2006 amended returns that were filed. The Company expects the examinations to be completed during 2011. Due to the potential resolution of the federal examination and the expiration of various statutes of limitation, it is reasonably possible the Company’s unrecognized tax benefits at December 31, 2010 may decrease within the next twelve months by approximately $1,318.

NOTE G — Employee Benefit Plans

The Company has one defined benefit pension plan which is frozen, that covers certain U.S. hourly and salary employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.

The following table sets forth the components of net periodic pension expense (benefit) for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Interest cost	$2,447	$2,397	$2,332
Expected return on plan assets	(2,353)	(1,827)	(2,878)
Amortization of net loss (gain)	269	678	—

Total pension expense (benefit)	$363	$1,248	$(546)

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

The following table sets forth changes in the projected benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheet:

	December 31, 2010	December 31, 2009
Change in projected benefit obligation:
January 1 projected benefit obligation	$41,627	$40,740
Interest cost	2,447	2,397
Benefits paid	(1,568)	(1,387)
Actuarial losses (gains)	2,187	(123)

December 31 projected benefit obligation	$44,693	$41,627

Change in plan assets:
Fair value at January 1	$30,981	$25,535
Actual return	3,261	5,911
Employer contributions	536	922
Benefits paid	(1,568)	(1,387)

Fair value at December 31	$33,210	$30,981

The funded status of the pension plans was as follows:
Funded status (plan assets less than projected benefit obligations)	$(11,483)	$(10,646)
Unrecognized actuarial loss	8,208	7,198

Net amount recognized	$(3,275)	$(3,448)

At December 31, 2010 and 2009, the Company recorded unrecognized actuarial losses (gains) of $1,280 and $(4,206) in accumulated other comprehensive income, respectively.

The actuarial assumptions used in determining the funded status information and subsequent net periodic pension cost are as follows:

	Year Ended December 31,
	2010	2009	2008
Discount rate	5.50%	6.00%	6.00%
Expected long-term weighted average rate of return on plan assets	7.75%	7.75%	7.25%

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

The Company’s pension plan weighted-average actual (which is periodically rebalanced) and target asset allocations by asset category at December 31 are as follows:

		Actual
	Target	2010	2009
Stocks	55%	57%	47%
Fixed income funds	43%	41%	51%
Cash and cash equivalents	2%	2%	2%

Total	100%	100%	100%

The Company’s funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, the Company expects to contribute $2,176 to its defined benefit pension plan in 2011 and expects the following benefit payments to be paid by the plan:

2011	$1,790
2012	1,925
2013	2,091
2014	2,189
2015	2,350
In aggregate during five years thereafter	13,829

$24,174

The Company presently makes contributions to one bargaining unit supported multi-employer pension plan resulting in expense of $391, $525 and $620 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has a defined contribution savings plan that covers most of its U.S. employees. Company contributions to the plan are based on employee contributions, and a Company match and discretionary contributions. Expenses under the plan totaled $4,949, $5,015 and $5,059 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE H — Stock Option Plans

Under the Amended and Restated 2005 Stock Incentive Plan (“Stock Incentive Plan”) which became effective in October 2005, the Company could grant stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), stock awards and performance based stock awards to employees and directors. The Stock Incentive Plan reserved 3,421 for issuance. As of December 31, 2010, 1,336 options and 248 performance based stock awards were outstanding under the Stock Incentive Plan. The Company no longer grants stock options or awards under this plan.

Under the 2009 Omnibus Equity Plan (“Omnibus Equity Plan”) which was approved by the shareholders in May 2009, the Company may grant stock options, SARs, RSUs, restricted stock, performance shares and common shares to employees and directors. The maximum number of shares available for grant is 1,250, which may be treasury shares or unissued shares. As of December 31, 2010, 244 options and 186 restricted stock awards were outstanding under the Omnibus Equity Plan.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

The Company recognized stock-based compensation of $4,933, $3,279 and $3,134 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company also recognized related tax benefits of $796, $30 and $1,435 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, total share-based compensation of $3,571 is expected to be recognized over the remaining weighted average period of approximately 1.6 years.

Stock Options

Under the terms of the Omnibus Equity Plan and the Stock Incentive Plan, stock options generally have either a 4 or 5 year graded vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,491	$10.39	1,431	$10.82
Granted	250	17.27	201	11.00
Exercised	(143)	7.42	(64)	11.63
Expired or forfeited	(17)	17.35	(77)	18.99

Outstanding at end of period	1,581	$11.68	1,491	$10.39

Exercisable at end of year*	1,118	$9.46	1,040	$8.67

Participants at end of year	65		59

Available for future grants at end of year	795		1,250

*	Remaining contractual term of 5.3 years

The total fair value of options vested was $1,755, $1,421 and $1,257 for the years ended December 31, 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $3,327, $594 and $5,406, respectively.

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The expected volatility and expected term of the options are based on historical information. The risk free rate is based on the U.S. Treasury yield in effect at the time of the grant.

Weighted average grant date fair values of stock options and the assumptions used in estimating the fair values are as follows:

	2010	2009	2008
Weighted average grant date fair value	$12.03	$11.02	$30.95
Expected term (years)	6.25	6.25	6.25
Risk-free interest rate	2.46%	2.07%	3.54%
Expected volatility	77.84%	74.87%	47.88%

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

Performance Stock Awards

The Company granted 164 and 107 performance share units under the Stock Incentive Plan during 2009 and 2008, respectively. The performance share units granted in 2009 and 2008 are earned over a 3 year period beginning on January 1, 2009 and 2008, respectively. Total units earned may vary between 0% and 150% of the units granted based on the attainment of pre-determined performance and market condition targets as determined by the Board of Directors. The Company valued these performance stock awards based on market conditions using a Monte Carlo Simulation model that was performed by an outside valuation firm. The fair value of the performance based units was calculated using a Black-Scholes model and the probability of any units being earned is evaluated each reporting period. The weighted average per share fair values were $5.26 and $29.22 for the 2009 and 2008 grants, respectively.

Other

In 2010, 2009 and 2008, the Company granted the non-employee directors stock awards covering 18, 24 and 7 shares, respectively, of common stock that had fair market values of $330, $300 and $250. The stock awards were fully vested on the date of grant. The Company recorded $330, $300, and $321 of compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2010, the Company also granted 192 restricted stock awards which vest ratably over a three year period. The weighted average fair value of the grants was $17.85. The Company recorded $1,162 of compensation expense in 2010.

NOTE I — Lease Commitments

The Company incurred $8,481, $7,221, and $7,165 of rental expense under operating leases for the years ended December 31, 2010, 2009 and 2008, respectively. Certain leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. In addition, the Company has the right, but no obligation, to renew certain leases for various renewal terms. At December 31, 2010, future minimum lease payments for non-cancelable operating leases for the next five years total $23,917 and are payable as follows: 2011 — $6,671; 2012 — $4,666; 2013 — $4,078; 2014 — $2,965; and 2015 — $1,844 and thereafter — $3,693.

NOTE J — Contingencies

Environmental

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and handling and disposal of hazardous materials such as cleaning fluids. The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believes it is currently in substantial compliance with all known environmental regulations. At December 31, 2010 and 2009, the Company had undiscounted accrued environmental reserves of $6,355 and $6,462, respectively, recorded in other long-term liabilities. The Company accrues for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts and circumstances regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 17 years as ongoing costs of remediation programs.

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

Legal Proceedings

The Company is occasionally subject to various legal actions related to performance under contracts, product liability, taxes, employment matters, environmental matters, intellectual property and other matters incidental to the normal course of its business. Based on the Company’s historical experience in litigating these actions, as well as the Company’s current assessment of the underlying merits of the actions and applicable insurance, if any, management believes that the final resolution of these matters will not have a material adverse affect on the Company’s financial position, liquidity, cash flows or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect.

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

	Year Ended December 31, 2010
	Reportable Segments
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales from external customers	$137,801	$269,293	$148,361	$—	$555,455
Depreciation and amortization expense	7,338	10,474	5,197	568	23,577
Operating income (loss)	6,121	41,934	30,698	(31,249)	47,504
Total assets(B)(C)	188,407	513,215	227,138	26,079	954,839
Capital expenditures	973	8,563	4,594	2,809	16,939

	Year Ended December 31, 2009
	Reportable Segments
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales from external customers	$255,074	$252,197	$90,187	$—	$597,458
Depreciation and amortization expense	7,335	10,104	3,591	382	21,412
Operating income (loss)	61,852	39,888	15,912	(23,318)	94,334
Total assets(B)(D)	205,482	486,620	135,977	98,424	926,503
Capital expenditures	2,707	7,168	2,022	1,293	13,190

	Year Ended December 31, 2008
	Reportable Segments
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales from external customers	$312,683	$343,703	$96,700	$—	$753,086
Depreciation and amortization expense	7,475	10,613	2,793	432	21,313
Operating income (loss)(A)	70,752	63,770	20,742	(21,911)	133,353
Total assets(B)(E)	242,054	475,448	99,446	92,479	909,427
Capital expenditures	3,123	8,535	2,257	53	13,968

(A)	Corporate operating income for the year ended December 31, 2008 includes a reversal of contingent liabilities related to an insolvent former subsidiary of $6,514.

(B)	Corporate assets at December 31, 2010, 2009 and 2008 consist primarily of cash, cash equivalents, short term investments and deferred income taxes.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

(C)	Total assets at December 31, 2010 include goodwill of $83,215, $148,010 and $44,027 for the Energy and Chemicals, Distribution and Storage and BioMedical segments, respectively.

(D)	Total assets at December 31, 2009 include goodwill of $83,215, $144,290 and $37,027 for the Energy and Chemicals, Distribution and Storage and BioMedical segments, respectively.

(E)	Total assets at December 31, 2008 include goodwill of $81,979, $144,060 and $35,470 for the Energy and Chemicals, Distribution and Storage and BioMedical segments, respectively.

A reconciliation of the total of the reportable segments’ operating income to consolidated income before income taxes and minority interest is presented below:

	Year Ended December 31,
	2010	2009	2008
Operating income	$47,504	$94,334	$133,353
Other expense (income):
Interest expense, net	16,196	15,817	17,953
Amortization of deferred financing costs	3,063	1,616	1,857
Gain on acquisition of business	(1,124)	(6,954)	—
Foreign currency loss (gain)	871	(687)	3,948

Income before income taxes and minority interest	$28,498	$84,542	$109,595

	Year Ended December 31,
	2010	2009	2008
Product Sales Information:
Energy and Chemicals Segment
Heat exchangers	$113,313	$172,374	$197,857
Cold boxes and LNG VIP	24,488	82,700	114,826

	$137,801	$255,074	312,683

Distribution and Storage Segment
Cryogenic bulk storage systems	$117,907	$135,523	$167,170
Cryogenic packaged gas systems and beverage liquid CO2 systems	103,129	80,278	125,448
Cryogenic systems and components	20,221	10,987	19,382
Cryogenic services	28,036	25,409	31,703

	$269,293	$252,197	343,703

BioMedical Segment
Medical respiratory products	$95,666	$41,793	$37,341
Biological storage systems	52,695	43,966	47,315
MRI components and other	—	4,428	12,044

	148,361	90,187	96,700

Total Sales	$555,455	$597,458	$753,086

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
Geographic Information:	Sales	Long-Lived Assets	Sales	Long-Lived Assets	Sales
United States	$391,691	$391,428	$441,583	$356,612	$544,822
Czech Republic	72,486	86,680	79,865	87,348	116,289
China	45,203	69,243	28,641	67,791	38,995
Other Non-U.S. Countries	46,075	1,392	47,369	348	52,980

Total	$555,455	$548,743	$597,458	$512,099	$753,086

Note L — Quarterly Data (Unaudited)

Selected quarterly data for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31, 2010
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Total
Sales	$118,268	$139,144		$139,205	$158,838	$555,455
Gross profit	34,276	37,575		42,801	50,647	165,299
Operating income	7,603	8,563		13,239	18,099	47,504
Net income	1,419	2,458		6,665	9,963	20,505
Net income attributable to Chart Industries, Inc.	1,384	2,399	(1)	6,575	9,802	20,160
Net income attributable to Chart Industries, Inc. per share—basic	$0.05	$0.08		$0.23	$0.34
Net income attributable to Chart Industries, Inc. per share—diluted	$0.05	$0.08		$0.23	$0.33

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
Sales	$181,682	$156,586	$128,883	$130,307		$597,458
Gross profit	62,666	55,923	39,374	43,918		201,881
Operating income	34,081	29,329	15,964	14,960		94,334
Net income	19,592	17,765	8,227	15,572		61,156
Net income attributable to Chart Industries, Inc.	19,462	17,776	8,248	15,525	(2)	61,011
Net income attributable to Chart Industries, Inc. per share—basic	$0.68	$0.62	$0.29	$0.54
Net income attributable to Chart Industries, Inc. per share—diluted	$0.68	$0.61	$0.28	$0.53

(1)	Includes $1,124 gain from the acquisition of business.

(2)	Includes $6,954 gain from the acquisition of business.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

NOTE M — Supplemental Guarantor Financial Information

The Company’s Subordinated Notes issued in October 2005 are guaranteed on a full, unconditional and joint and several basis by the following subsidiaries, all of which are 100% owned: Chart Inc., CAIRE Inc., Chart Energy and Chemicals, Inc., Chart Cooler Service Company, Inc., Chart International Holdings, Inc., Chart Asia, Inc. and Chart International, Inc. Chart SeQual Technologies Inc.(“Chart SeQual”), which was acquired by the Company in December 2010, is not a guarantor but is expected to become a guarantor under the Senior Credit Facility and the Indenture governing the Subordinated Notes upon execution of the required documentation during the first half of 2011. Chart SeQual represents 7% of the total assets of the guarantors as of December 31, 2010 in the following balance sheet and has an immaterial impact on the operations of the guarantors for the year ended December 31, 2010. The following subsidiaries are not guarantors of the notes:

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

The following supplemental condensed consolidating and combining financial information of the Issuer (Chart Industries, Inc.), Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the years ended December 31, 2010, 2009 and 2008, balance sheets as of December 31, 2010 and December 31, 2009, and statements of cash flows for the years ended December 31, 2010, 2009 and 2008.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
ASSETS
Cash and cash equivalents	$69,617	$2,828	$92,667	$—	$165,112
Accounts receivable, net	—	53,735	34,396	—	88,131
Inventory, net	—	56,648	48,455	(668)	104,435
Other current assets	11,206	31,072	8,015	(1,875)	48,418

Total current assets	80,823	144,283	183,533	(2,543)	406,096
Property, plant and equipment, net	—	69,134	47,024	—	116,158
Goodwill	—	202,131	73,121	—	275,252
Intangible assets, net	—	136,925	7,361	—	144,286
Investments in affiliates	313,498	130,997	—	(443,663)	832
Intercompany receivables	358,225	—	—	(358,225)	—
Other assets	6,040	19,826	7,482	(21,133)	12,215

Total assets	$758,586	$703,296	$318,521	$(825,564)	$954,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$2,583	$129,305	$41,999	$(2,704)	$171,183

Total current liabilities	2,583	129,305	41,999	(2,704)	171,183
Long-term debt	218,425	—	20,729	(20,729)	218,425
Intercompany payables	—	240,622	117,015	(357,637)	—
Other long-term liabilities	36,204	19,872	7,781	—	63,857

Total liabilities	257,212	389,799	187,524	(381,070)	453,465
Common stock	288	—	—	—	288
Other stockholders’ equity	501,086	313,498	130,997	(444,495)	501,086

Total stockholders’ equity	501,374	313,498	130,997	(444,495)	501,374

Total liabilities and stockholders’ equity	$758,586	$703,297	$318,521	$(825,565)	$954,839

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Net sales	$—	$360,944	$203,071	$(8,560)	$555,455
Cost of sales	—	233,556	164,993	(8,393)	390,156

Gross profit	—	127,388	38,078	(167)	165,299
Selling, general and administrative expenses	422	97,093	20,280	—	117,795

Operating income	(422)	30,295	17,798	(167)	47,504
Interest expense, net	16,486	(94)	(196)	—	16,196
Other (income) expense, net	3,063	163	(66)	(5)	3,155

Income (loss) before income taxes and equity in net (income) of subsidiaries	(19,971)	30,226	18,060	(162)	28,153
Income tax (benefit) provision	(5,592)	10,291	3,465	(171)	7,993
Equity in net (income) of subsidiaries	(34,539)	(14,604)	—	49,143	—

Net income	$20,160	$34,539	$14,595	$(49,134)	$20,160

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Net sales	$—	$442,790	$158,363	$(3,695)	$597,458
Cost of sales	—	273,160	126,421	(4,004)	395,577

Gross profit	—	169,630	31,942	309	201,881
Selling, general and administrative expenses	1,476	91,399	14,672	—	107,547

Operating (loss) income	(1,476)	78,231	17,270	309	94,334
Interest expense, net	17,745	(32)	(280)	—	17,433
Other expense (income), net	—	(3,778)	(3,718)	—	(7,496)

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(19,221)	82,041	21,268	309	84,397
Income tax (benefit) provision	(5,324)	25,957	2,641	112	23,386
Equity in net (income) loss of subsidiaries	(74,908)	(18,824)	—	93,732	—

Net income (loss)	$61,011	$74,908	$18,627	$(93,535)	$61,011

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Net sales	$—	$554,046	204,376	$(5,336)	$753,086
Cost of sales	—	359,236	158,989	(4,527)	513,698

Gross profit	—	194,810	45,387	(809)	239,388
Selling, general and administrative expenses	1,557	89,577	14,901	—	106,035

Operating (loss) income	(1,557)	105,233	30,486	(809)	133,353
Interest expense, net	18,574	4	(625)	—	17,953
Other expense (income), net	1,857	1,867	2,081	—	5,805
Minority interest, net of tax	—	—	182	—	182

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(21,988)	103,362	28,848	(809)	109,413
Income tax (benefit) provision	(6,112)	32,916	3,685	—	30,489
Equity in net (income) loss of subsidiaries	(94,800)	(24,354)	—	119,154	—

Net income (loss)	$78,924	$94,800	$25,163	$(119,963)	$78,924

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash provided by operating activities	$12,872	$12,602	$11,454	$1,646	$38,574
Cash flows from investing activities:
Capital expenditures	—	(12,189)	(4,750)	—	(16,939)
Acquisition of businesses, net of cash acquired	—	(46,857)	(1,008)	—	(47,865)
Proceeds from sale of assets	—	—	989	—	989
Other investing activities	—	(400)	—	—	(400)

Net cash (used in) investing activities	—	(59,446)	(4,769)	—	(64,215)
Cash flows from financing activities:
Net change in debt	(18,250)	(6,910)	6,910	—	(18,250)
Payment of deferred financing costs	(2,857)	—	—	—	(2,857)
Other financing activities	1,805	—	—	—	1,805
Intercompany account changes	(73,550)	54,479	20,717	(1,646)	—

Net cash (used in) provided by financing activities	(92,852)	47,569	27,627	(1,646)	(19,302)

Net (decrease) increase in cash and cash equivalents	(79,980)	725	34,312	—	(44,943)
Effect of exchange rate changes	—	—	(1,113)	—	(1,113)
Cash and cash equivalents, beginning of period	149,597	2,103	59,468	—	211,168

Cash and cash equivalents, end of period	$69,617	$2,828	$92,667	$—	$165,112

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(2,623)	$53,685	$31,726	$4,138	$86,926
Cash flows from investing activities:
Capital expenditures	—	(10,619)	(2,571)	—	(13,190)
Acquisitions, net of cash acquired	—	(5,937)	(12,149)	—	(18,086)
Maturities of short-term investments	32,264	—	—	—	32,264
Other investing activities	—	(1,790)	—	—	(1,790)

Net cash (used in) investing activities	32,264	(18,346)	(14,720)	—	(802)

Cash flows from financing activities:
Net change in debt	—	—	11,400	(11,400)	—
Other financing activities	776	—	—	—	776
Intercompany account changes	34,752	(35,776)	(6,238)	7,262	—

Net cash provided by (used in) financing activities	35,528	(35,776)	5,162	(4,138)	776

Net (decrease) increase in cash and cash equivalents	65,169	(437)	22,168	—	86,900
Effect of exchange rate changes	—	—	2,103	—	2,103
Cash and cash equivalents, beginning of period	84,428	2,540	35,197	—	122,165

Cash and cash equivalents, end of period	$149,597	$2,103	$59,468	$—	$211,168

CHART INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(36,897)	$110,963	$50,681	$(26,935)	$97,812
Cash flows from investing activities:
Capital expenditures	—	(8,002)	(5,966)	—	(13,968)
Acquisitions, net of cash acquired	—	—	(18,828)	—	(18,828)
Short term investments	(32,264)	—	—	—	(32,264)
Other investing activities	—	(616)	—	—	(616)

Net cash used in investing activities	(32,264)	(8,618)	(24,794)	—	(65,676)

Cash flows from financing activities:
Net change in debt	(6,825)	—	—	—	(6,825)
Stock option exercise proceeds	1,329	—	—	—	1,329
Tax benefit from exercise of stock options	1,435	—	—	—	1,435
Intercompany account changes	108,467	(104,400)	(31,002)	26,935	—

Net cash provided by (used in) financing activities	104,406	(104,400)	(31,002)	26,935	(4,061)

Net increase (decrease) in cash and cash equivalents	35,245	(2,055)	(5,115)	—	28,075
Effect of exchange rate changes on cash	—	—	1,221	—	1,221
Cash and cash equivalents, beginning of period	49,184	4,595	39,090	—	92,869

Cash and cash equivalents, end of period	$84,429	$2,540	$35,196	$—	$122,165

CHART INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Translations	Balance at end of period
Year Ended December 31, 2010:
Allowance for doubtful accounts	$1,727	$3,326	$489	(1)	$(2,552	)(2)	$18	$3,008
Allowance for obsolete and excess inventory	$4,184	$1,800	$201	(1)	$(2,965	)(3)	$(39)	$3,181
Year Ended December 31, 2009:
Allowance for doubtful accounts	$2,312	$2,386	$—		$(3,007	)(2)	$36	$1,727
Allowance for obsolete and excess inventory	$1,912	$4,450	$910	(1)	$(3,148	)(3)	$60	$4,184
Year Ended December 31, 2008:
Allowance for doubtful accounts	$2,081	$3,210	$13	(1)	$(2,997	)(2)	$5	$2,312
Allowance for obsolete and excess inventory	$2,513	$1,509	$—		$(2,064	)(3)	$(46)	$1,912

(1)	Reserves at date of acquisition of subsidiary or subsidiaries.

(2)	Uncollectible accounts written off.

(3)	Inventory items written off against the allowance.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 2, 2005 by and among Chart Industries, Inc., certain of its stockholders, First Reserve Fund X, L.P. and CI Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

3.2	Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed with the SEC on December 19, 2008 (File No. 001-11442)).

4.1	Form of Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

4.2	Indenture, dated as of October 17, 2005, between Chart Industries, Inc. and The Bank of New York as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

10.1	Form of Amended and Restated Management Stockholders Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

10.2	Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.1	Form of Nonqualified Stock Option Agreement (2005 and 2006 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.2.2	Form of Restricted Stock Unit Agreement (for non-employee directors) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.2.3	Form of 2008 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11442)).*

10.2.4	Form of 2009 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.5	Form of Nonqualified Stock Option Agreement (2007 and 2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed with the SEC on August 7, 2007 (File No. 001-11442)).*

10.2.6	Form of Nonqualified Stock Option Agreement (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

Exhibit No.	Description
10.2.7	Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) (2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11442)).*

10.2.8	Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-11442)).*

10.3	Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on April 7, 2009 (File No. 001-11442)).*

10.3.1	Form of Nonqualified Stock Option Agreement (2010 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.2	Form of Restricted Stock Agreement (2010 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.3	Forms of Stock Award Agreement and Deferral Election Form (for eligible directors) under the Chart Industries, Inc. 2009 Omnibus Equity (incorporated by reference to Exhibit 10.4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.4	Form of Nonqualified Stock Option Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan.* (x)

10.3.5	Form of Restricted Stock Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan.* (x)

10.3.6	Form of Performance Unit Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan.* (x)

10.4	Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed with the SEC on June 28, 2010 (File No. 001-11442)).*

10.5	Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.5.1	Amendment No. 1 to Chart Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.6.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.6	Chart Industries, Inc. 2009 Incentive Compensation Plan (incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on April 7, 2009 (File No. 001-11442)).*

10.7	Credit Agreement, dated May 18, 2010, among Chart Industries, Inc., Chart Industries Luxembourg S.à r.l., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, RBS Citizens, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Syndication Agents and Bank of America, N.A. as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s amended Current Report on Form 8-K, filed with the SEC on August 20, 2010 (File No. 001-11442)).

Exhibit No.	Description
10.8	Guarantee and Collateral Agreement, dated May 18, 2010, among Chart Industries, Inc., certain subsidiaries of Chart Industries, Inc., and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 19, 2010 (File No. 001-11442)).

10.9	Employment Agreement, dated February 26, 2008, by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.9.1	Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.9.2	Amendment No. 2, effective January 1, 2010, to the Employment Agreement dated February 26, 2008 by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-11442)).*

10.10	Employment Agreement, dated February 26, 2008, by and between Registrant and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.10.1	Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Michael F. Biehl (incorporated by reference to Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.11	Employment Agreement, dated February 26, 2008, by and between Registrant and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.11.1	Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Matthew J. Klaben (incorporated by reference to Exhibit 10.11.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.12	Employment Agreement, dated February 26, 2008, by and between Registrant and James H. Hoppel, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.12.1	Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and James H. Hoppel, Jr. (incorporated by reference to Exhibit 10.12.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.12.2	Transition Agreement, dated August 24, 2010, by and between Registrant and James H. Hoppel, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 27, 2010 (File No. 001-11442)).*

10.13	Employment Agreement, dated February 26, 2008, by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.13.1	Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.13.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

Exhibit No.	Description
10.13.2	Amendment No. 2, effective January 1, 2010, to the Employment Agreement dated February 26, 2008 by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-11442)).*

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

10.15	IAM Agreement 2010-2013, effective February 6, 2010, by and between Chart Energy & Chemicals, Inc. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-11442)).

21.1	List of Subsidiaries. (x)

23.1	Consent of Independent Registered Public Accounting Firm. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Financial Officer. (xx)

32.2	Section 1350 Certification of the Company’s Chief Executive Officer. (xx)

101

The following financial statements from the Company’s Form 10-K for the period ended December 31, 2010, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

(x)	Filed herewith.

(xx)	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

E-4