Form 10-Q
period 2011-03-31
CHART INDUSTRIES INC
filed 2011-05-05
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 29, 2011, there were 29,373,476 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$146,996	$165,112
Accounts receivable, net	94,047	88,131
Inventories, net	119,493	104,435
Unbilled contract revenue	20,526	22,070
Other current assets	28,219	26,733

Total Current Assets	409,281	406,481

Property, plant and equipment, net	120,973	116,158
Goodwill	276,434	275,913
Identifiable intangible assets, net	141,145	144,286
Other assets, net	12,613	13,047

TOTAL ASSETS	$960,446	$955,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$61,997	$54,749
Customer advances and billings in excess of contract revenue	45,580	51,661
Accrued expenses and other current liabilities	50,231	59,319
Current portion of long-term debt	6,500	6,500

Total Current Liabilities	164,308	172,229

Long-term debt	216,800	218,425
Other long-term liabilities	61,971	63,857
Equity
Chart Industries Inc. shareholders’ equity:
Common stock, par value $.01 per share – 150,000,000 shares authorized, 29,107,410 and 28,831,724 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	291	288
Additional paid-in capital	260,972	258,425
Retained earnings	238,170	230,640
Accumulated other comprehensive income	15,876	9,811

Total Chart Industries Inc. shareholders’ equity	515,309	499,164
Noncontrolling interest	2,058	2,210

Total equity	517,367	501,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$960,446	$955,885

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Sales	$162,941	$118,205
Cost of sales	110,455	83,929

Gross profit	52,486	34,276

Selling, general and administrative expenses	34,862	23,957
Amortization expense	3,317	2,716

	38,179	26,673

Operating income	14,307	7,603

Other expenses:
Interest expense, net	3,934	4,060
Financing costs amortization	325	404
Foreign currency (gain) loss	(759)	1,163

	3,500	5,627

Income before income taxes	10,807	1,976

Income tax expense	3,404	557

Net income	7,403	1,419

Noncontrolling interest, net of taxes	(127)	35

Net income attributable to Chart Industries, Inc.	$7,530	$1,384

Net income attributable to Chart Industries, Inc. per common share—basic	$0.26	$0.05

Net income attributable to Chart industries, Inc. per common share—diluted	$0.25	$0.05

Weighted average number of common shares outstanding—basic	28,768	28,508

Weighted average number of common shares outstanding—diluted	29,678	29,172

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$7,403	$1,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,652	5,777
Employee stock and stock option related compensation expense	1,401	899
Financing costs amortization	325	404
Foreign currency transaction (gain) loss	(759)	1,163
Other non-cash operating activities	(291)	1,432
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(2,648)	2,621
Inventory	(12,911)	(2,257)
Unbilled contract revenues and other current assets	(255)	3,257
Accounts payable and other current liabilities	(10,096)	(3,591)
Customer advances and billings in excess of contract revenue	(7,207)	(1,329)

Net Cash (Used In) Provided By Operating Activities	(18,386)	9,795

INVESTING ACTIVITIES
Capital expenditures	(4,266)	(3,939)
Deferred acquisition payment	—	(2,344)
Other investing activities	388	—

Net Cash Used In Investing Activities	(3,878)	(6,283)

FINANCING ACTIVITIES
Principal payments on long-term debt	(1,625)	—
Stock option exercise proceeds	2,238	—
Other financing activities	(1,090)	(33)

Net Cash Used In Financing Activities	(477)	(33)

Net (decrease) increase in cash and cash equivalents	(22,741)	3,479
Effect of exchange rate changes on cash	4,625	(1,170)
Cash and cash equivalents at beginning of period	165,112	211,168

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$146,996	$213,477

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Nature of Operations: The Company is a leading global supplier of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and end-use of industrial gases and hydrocarbons. The Company has domestic operations located throughout the United States, including principal executive offices located in Ohio, and an international presence in Asia, Australia and Europe.

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

Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The March 31, 2011 and December 31, 2010 balances include money market instruments.

Short-Term Investments: The Company invests in short-term, highly liquid, variable rate instruments, which have stated maturities of greater than three months but less than six months. These short term investments are recorded at cost which approximates fair value. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, classifies investment securities as current assets. There are no short term investments at March 31, 2011 or December 31, 2010.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	March 31, 2011	December 31, 2010
Raw materials and supplies	$38,632	$35,565
Work in process	28,210	23,643
Finished goods	52,651	45,227

	$119,493	$104,435

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

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
Balance as of January 1	$13,372	$8,764
Warranty expense	2,171	935
Warranty usage	(1,982)	(582)

Balance as of March 31	$13,561	$9,117

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2011

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

The following table displays the gross carrying amount and accumulated amortization for all intangible assets:

		March 31, 2011		December 31, 2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets:
Unpatented technology	9 years	$15,162	$(7,753)	$15,073	$(7,275)
Patents	10 years	8,497	(4,640)	8,497	(4,304)
Product names	14 years	5,673	(1,407)	5,676	(1,285)
Non-compete agreements	3 years	2,130	(2,059)	2,130	(1,952)
Customer relations	13 years	125,983	(41,450)	125,848	(39,103)

		$157,445	$(57,309)	$157,224	$(53,919)

Indefinite-lived intangible assets:
Goodwill		$276,434		$275,913
Trademarks and trade names		37,939		37,911
In-process research and development		3,070		3,070

		$317,443		$316,894

Amortization expense for finite-lived intangible assets was $3,317 and $2,716 for the three months ended March 31, 2011 and 2010, respectively, and is estimated to be approximately $13,000 for 2011 and an average of $11,000 for the years 2012 through 2016.

Stock-Based Compensation: The Company records stock-based compensation according to current accounting guidance which requires all share-based payments to employees and directors, including grants of employee stock options, to be measured at fair value on the date of grant.

During the three months ended March 31, 2011, the Company granted 142 stock options, 55 restricted stock and restricted stock unit awards, and 55 performance stock units. The stock options vest over a four year period. Restricted stock and stock unit awards vest over a three year period and performance stock units are earned over a three year measurement period.

The Company recognized $1,401 and $899 in stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the total stock-based compensation expected to be recognized over the remaining weighted average period of 1.9 years is $7,021.

Recently Issued Accounting Pronouncements: In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements”. This ASU eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the current requirements. Additionally, under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This ASU is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in this ASU retrospectively for all prior periods. The adoption of this guidance did not have a material effect on the financial statements of the Company.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2011

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

The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, British pound and Czech koruna. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Changes in their fair value are recorded in the consolidated statement of operations as foreign currency gains or losses. The changes in fair value generated a net gain of $668 for the three months ended March 31, 2011 and a net loss of $37 for the three months ended March 31, 2010.

At March 31, 2011 and December 31, 2010, the fair value of the Company’s derivative liabilities representing foreign currency forward contracts was $93 and $807, respectively. These amounts were recorded on the balance sheet as other current liabilities. As of March 31, 2011, the Company held forward currency contracts to sell (i) 1,800 euros against the Czech koruna, (ii) 1,300 euros against the U.S. dollar, (iii) 374,809 Japanese yen against the U.S. dollar, (iv) 900 Australian dollars against the U.S. dollar, and (v) 200 British pounds against the U.S. dollar. As of December 31, 2010, the Company held forward currency contracts to sell (i) 16,900 euros against the Czech koruna, (ii) 386,853 Japanese yen against the U.S. dollar, (iii) 5,000 U.S. dollars against the euro, (iv) 500 Australian dollars against the U.S dollar, and (v) 75 British pounds against the euro. The Company’s foreign currency forward contracts are not exchange traded instruments and, accordingly, are classified as being valued using level 2 inputs which are based on observable inputs such as quoted prices for similar assets and liabilities in active markets.

The Company does not enter into derivative instruments for trading or speculative purposes.

The fair value of the Company’s Term Loan is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under this method, the fair value of the Company’s Term Loan approximated its carrying value at March 31, 2011 and December 31, 2010. The fair value of the Subordinated Notes is estimated based on a third party’s bid price. The fair value approximated the carrying value of $163,175 at March 31, 2011 and at December 31, 2010.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements

On May 18, 2010, the Company refinanced its prior senior secured credit facility with a five-year $200,000 senior credit facility (the “Senior Credit Facility”). As a result of the refinancing, the Company wrote off $1,706 of deferred financing fees related to the prior senior credit facility. The new Senior Credit Facility consists of a $65,000 term loan (the “Term Loan”), of which $60,125 remains outstanding and a $135,000 revolving credit facility (the “Revolver”) with a scheduled maturity date of May 18, 2015 (the “Maturity Date”). The Revolver includes a $25,000 sub-limit for the issuance of swingline loans and a $50,000 sub-limit to be used for letters of credit. There is a foreign currency limit of $40,000 under the Revolver which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $40,000 under the Revolver made by the Company’s wholly-owned subsidiary, Chart Industries Luxembourg S.à r.l. The Company also has $163,175 of 9 1/8% senior subordinated notes (the “Subordinated Notes”) outstanding.

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

The Subordinated Notes are due in 2015 with interest payable semi-annually on April 15th and October 15th. Any of the Subordinated Notes may be redeemed solely at the Company’s option, except as restricted by the Senior Credit Facility. The initial redemption price was 104.563% of the principal amount, plus accrued interest. The Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company, including the Senior Credit Facility, pari passu in right of payment with all future senior subordinated indebtedness of the Company, and senior in right of payment with any future indebtedness of the Company that expressly provides for its subordination to the Subordinated Notes. The Subordinated Notes are unconditionally guaranteed jointly and severally by substantially all of the Company’s U.S. subsidiaries.

The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility and indenture governing the Subordinated Notes also include financial covenants relating to net leverage and interest coverage ratios. The Company is in compliance with all covenants. As of March 31, 2011, there was $60,125 outstanding under the Term Loan and $163,175 outstanding under the Subordinated Notes and $21,823 in letters of credit issued but no borrowings outstanding under the Revolver.

Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured credit facilities with borrowing capacity, including overdraft protection, of up to 150,000 Czech koruna (“CSK”). Ferox maintains two separate facilities. Under the first facility, the revolving credit portion allows Ferox to make borrowings in CSK, euros and U.S. dollars. Borrowings in CSK are at PRIBOR, borrowings in Euros are at EURIBOR and borrowings in U.S. dollars are at LIBOR, each with a fixed margin of 1.0%. The first facility allows for overdraft protection in CSK, euros and U.S. dollars. The second facility does not allow for revolving credit borrowings. Borrowings in CSK are at PRIBOR, borrowings in euros are at an overnight European indexed average and borrowings in U.S. dollars are at LIBOR, with a fixed margin of 1.0%. Ferox is not required to pay a commitment fee to the lender under its facility in respect to the unutilized commitments thereunder. Ferox must pay letter of credit and guarantee fees equal to 0.70% on the face amount of each guarantee. Ferox’s land, buildings and accounts receivable secure the credit facilities. As of March 31, 2011, there were no borrowings outstanding under the Ferox credit facilities. However, there were $5,522 of bank guarantees supported by the Ferox revolving credit facilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements – Continued

Flow Instruments & Engineering GmbH (“Flow”), a wholly-owned subsidiary of Ferox, maintains two revolving lines of credit with 320 euros in borrowing capacity. As of March 31, 2011, there were no borrowings outstanding under either line of credit.

NOTE D — Restructuring Activities

In April 2010, Caire Inc., a wholly-owned subsidiary of the Company, announced its plan to close its liquid oxygen therapy manufacturing facility in Plainfield, Indiana and relocate the manufacturing and customer service operations to a facility close to existing BioMedical operations in Canton, Georgia. The Plainfield facility was acquired as part of the 2009 acquisition of the liquid oxygen therapy business of Covidien plc. The total anticipated cost of the restructuring is approximately $6,300 which includes asset impairment charges. The Company expects the closure to be completed in the second quarter of 2011. The cost will include cash expenditures for employee retention and separation benefits as well as lease exit costs. For the three months ended March 31, 2011, the Company recorded $199 related to the closure of the Plainfield, Indiana BioMedical facility and also recorded $902 in restructuring costs for employee separation benefits related to the integration of SeQual Technologies Inc., which was acquired on December 28, 2010. These charges were recorded in cost of sales ($11) and selling, general and administrative expenses ($1,090).

The following tables summarize the Company’s restructuring activities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at January 1, 2011	$103	$388	$2,088	$—	$2,579
Restructuring charges	—	(1)	1,102	—	1,101
Cash payments	(39)	(128)	(790)	—	(957)

Balance as of March 31, 2011	$64	$259	$2,400	$—	$2,723

	Three Months Ended March 31, 2010
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at January 1, 2010	$682	$1,608	$503	$88	$2,881
Restructuring charges	56	—	35	—	91
Cash payments	(413)	(426)	(318)	(66)	(1,223)

Balance as of March 31, 2010	$325	$1,182	$220	$22	$1,749

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE E — Earnings per Share

The following table presents calculations of net income per share of common stock for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Net income attributable to Chart Industries, Inc.	$7,530	$1,384

Net income attributable to Chart Industries, Inc. per common share—basic	$0.26	$0.05

Net income attributable to Chart Industries, Inc. per common share—diluted	$0.25	$0.05

Weighted average number of common shared outstanding—basic	28,768	28,508

Incremental shares issuable upon assumed conversion and exercise of stock options	910	664

Total shares—diluted	29,678	29,172

Certain options to purchase common stock of the Company were not included in net income attributable to Chart Industries, Inc. per common share-diluted as they were anti-dilutive and consisted of 385 shares for the three months ended March 31, 2010. There were no anti-dilutive stock options for the three months ended March 31, 2011.

NOTE F — Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	March 31, 2011	December 31, 2010
Foreign currency translation adjustments	$20,973	$14,938
Pension liability adjustments, net of taxes	(5,097)	(5,127)

	$15,876	$9,811

The following is a summary of the components of total comprehensive income, net of related income taxes:

	Three Months Ended
	March 31, 2011	March 31, 2010
Net income	$7,403	$1,419
Other comprehensive (loss) income:
Foreign currency translation gains (losses)	6,035	(3,361)
Defined benefit pension plan amortization of net loss	30	67

Comprehensive income (loss)	13,468	(1,875)
Less: Comprehensive income (loss) attributable to noncontrolling interest	127	(35)

Comprehensive income (loss) attributable to Chart	13,595	$(1,910)

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE G — Acquisitions

In December 2010, Caire Inc. (“Caire”), a wholly-owned subsidiary of the Company, completed the acquisition of SeQual Technologies Inc. (“SeQual”) for a potential total purchase price of $60,000 in cash, of which $38,312 was paid after working capital adjustments. The purchase price allocation was changed during the quarter ended March 31, 2011 which resulted in an increase in assumed liabilities of $1,046, with a corresponding increase in goodwill and the current deferred tax asset, which were adjusted retrospectively. The increase was based on information that existed at the acquisition date but was obtained by the Company after the issuance of the December 31, 2010 financial statements. The cash purchase price is subject to post closing adjustments. The majority of the remaining potential total purchase price represents contingent consideration to be paid over two years beginning in 2012 based on the achievement of certain gross profit targets. The estimated value of the contingent consideration at March 31, 2011 was $5,100, valued according to a discounted cash flow approach, which includes assumptions for the probabilities of achieving the gross profit targets and the discount rate applied to the projected payments. The valuation of contingent consideration is classified as utilizing Level 3 inputs consistent with reasonably available assumptions which would be made by other market participants. SeQual is located in San Diego, California and develops, manufactures and markets products for numerous applications utilizing pressure swing adsorption technology for air separation with its primary focus on medical oxygen concentrators. SeQual’s results are included in the Company’s BioMedical segment and added $7,481 to net sales during the three months ended March 31, 2011.

The purchase price allocation related to the SeQual acquisition is substantially complete. Final determination of the fair values may result in further adjustments to the values presented below:

Assets acquired:
Cash	$218
Accounts receivable, net	6,169
Inventory, net	4,959
Property and equipment	711
Other assets	889
Intangible assets	31,760
Goodwill	7,285
Liabilities assumed	(8,579)

Total purchase price	$43,412

In August 2010, Chart Inc. acquired substantially all of the assets of Cryotech International, Inc. (“Cryotech”) for a potential total purchase price of $6,653 in cash, of which $4,053 was paid at closing. The remaining portion of the potential total purchase price represents contingent consideration to be paid over two years based on the achievement of certain revenue targets. The estimated value of the contingent consideration at March 31, 2011 was $1,800. The value of the contingent consideration was valued according to a discounted cash flow approach, which includes assumptions for the probabilities of achieving the revenue targets and the discount rate applied to the projected payments. The fair value of the assets acquired and goodwill at the date of acquisition were $1,626 and $4,227, respectively. Cryotech is located in San Jose, California and designs, manufactures, sells, and services cryogenic injectors, vacuum insulated piping systems, and manifolds, and also repairs liquid cylinders. Cryotech’s results are included in the Company’s Distribution & Storage segment and added $3,256 to net sales during the three months ended March 31, 2011.

In April 2010, Chart Japan Co., Ltd. completed the acquisition of Covidien Japan Inc.’s liquid oxygen therapy business for $1,008 in cash. The fair value of the assets acquired at closing was $2,132 which exceeded the cash paid and, accordingly, resulted in a gain on acquisition of business of $1,124 during the second quarter of 2010. Available public information indicated that Covidien sought to streamline its business portfolio in an expeditious manner and reallocate resources to other businesses, therefore, the liquid oxygen therapy business was considered a non-core asset. Net sales of $1,204 were added to the Company’s BioMedical segment during the three months ended March 31, 2011 as a result of the acquisition.

Pro-forma information related to these acquisitions has not been presented because the impact on the Company’s consolidated results of operations is not material.

NOTE H — Income Taxes

At March 31, 2011, the Company has recorded a $2,468 liability, in accordance with ASC 740-10-25 “Income Taxes,” for gross unrecognized tax benefits. This amount, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2011, the Company had accrued approximately $53 for the payment of interest and penalties. There were no material adjustments to the recorded liability for unrecognized tax benefits during the three months ended March 31, 2011.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE I — Employee Benefit Plans

The Company has one frozen defined benefit pension plan that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.

The following table sets forth the components of net periodic pension expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Interest cost	$603	$612
Expected return on plan assets	(644)	(588)
Amortization of net loss	91	67

Total pension expense	$50	$91

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

Information for the Company’s three reportable segments and corporate is presented below:

	Three Months Ended March 31, 2011
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total

Sales	$42,516	$73,373	$47,052	$—	$162,941

Operating income (loss)	3,753	11,521	8,447	(9,414)	14,307

	Three Months Ended March 31, 2010
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total

Sales	$26,180	$58,968	$33,057	$—	$118,205

Operating income (loss)	(264)	8,923	5,601	(6,657)	7,603

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2011

(Dollars and shares in thousands, except per share amounts)

Note K — Subsequent Event

On April 1, 2011, the Company’s wholly-owned subsidiary, Chart Inc., completed the acquisition of Clever Fellows Innovation Consortium (“CFIC”) for $2,000. CFIC, located in Troy, New York, develops and manufactures thermoacoustic technology products for cryogenic, heat exchangers and related applications. CFIC’s results will be included in the Company’s BioMedical segment.

NOTE L — Supplemental Guarantor Financial Information

The Company’s Subordinated Notes issued in October 2005 are guaranteed on a full, unconditional and joint and several basis by the following subsidiaries, all of which are 100% owned: Chart Inc., CAIRE Inc., Chart Energy and Chemicals, Inc., Chart Cooler Service Company, Inc., Chart International Holdings, Inc., Chart Asia, Inc., Chart International, Inc. and Chart SeQual Technologies Inc. (“Chart SeQual”). Chart SeQual, which was acquired by the Company in December 2010, was not a guarantor of the Subordinated Notes at March 31, 2011 but became a guarantor under the Indenture governing the Subordinated Notes upon execution of the required documentation during April 2011. Chart SeQual represents 7% of the total assets of the guarantors as of March 31, 2011 and December 31, 2010 in the following balance sheets. The following subsidiaries are not guarantors of the notes:

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

The following supplemental condensed consolidating and combining financial information of the Issuer (Chart Industries, Inc.), Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the three months ended March 31, 2011 and 2010, balance sheets as of March 31, 2011 and December 31, 2010, and statements of cash flows for the three months ended March 31, 2011 and 2010.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2011

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2011

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
ASSETS
Cash and cash equivalents	$61,071	$685	$85,240	$—	$146,996
Accounts receivable, net	—	62,729	31,318	—	94,047
Inventory, net	—	60,519	59,739	(765)	119,493
Other current assets	11,229	28,970	10,171	(1,625)	48,745

Total current assets	72,300	152,903	186,468	(2,390)	409,281
Property, plant and equipment, net	—	70,787	50,186	—	120,973
Goodwill	—	202,414	74,020	—	276,434
Intangible assets, net	—	133,804	7,341	—	141,145
Investments in affiliates	323,992	197,679	—	(520,947)	724
Intercompany receivables	380,672	—	—	(380,672)	—
Other assets	5,715	19,815	16,952	(30,593)	11,889

Total assets	$782,679	$777,402	$334,967	$(934,602)	$960,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$12,308	$112,259	$45,924	$(6,183)	$164,308

Total current liabilities	12,308	112,259	45,924	(6,183)	164,308
Long-term debt	216,800	—	24,071	(24,071)	216,800
Intercompany payables	—	323,279	59,398	(382,677)	—
Other long-term liabilities	36,204	17,872	7,895	—	61,971

Total liabilities	265,312	453,410	137,288	(412,931)	443,079
Common stock	291	—	—	—	291
Other stockholders’ equity	517,076	323,992	197,679	(521,671)	517,076

Total stockholders’ equity	517,367	323,992	197,679	(521,671)	517,367

Total liabilities and stockholders’ equity	$782,679	$777,402	$334,967	$(934,602)	$960,446

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2011

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
ASSETS
Cash and cash equivalents	$69,617	$2,828	$92,667	$—	$165,112
Accounts receivable, net	—	53,735	34,396	—	88,131
Inventory, net	—	56,648	48,455	(668)	104,435
Other current assets	11,206	31,457	8,015	(1,875)	48,803

Total current assets	80,823	144,668	183,533	(2,543)	406,481
Property, plant and equipment, net	—	69,134	47,024	—	116,158
Goodwill	—	202,792	73,121	—	275,913
Intangible assets, net	—	136,925	7,361	—	144,286
Investments in affiliates	313,498	130,997	—	(443,663)	832
Intercompany receivables	358,225	—	—	(358,225)	—
Other assets	6,040	19,826	7,482	(21,133)	12,215

Total assets	$758,586	$704,342	$318,521	$(825,564)	$955,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$2,583	$130,351	$41,999	$(2,704)	$172,229

Total current liabilities	2,583	130,351	41,999	(2,704)	172,229
Long-term debt	218,425	—	20,729	(20,729)	218,425
Intercompany payables	—	240,622	117,015	(357,637)	—
Other long-term liabilities	36,204	19,872	7,781	—	63,857

Total liabilities	257,212	390,845	187,524	(381,070)	454,511
Common stock	288	—	—	—	288
Other stockholders’ equity	501,086	313,498	130,997	(444,495)	501,086

Total stockholders’ equity	501,374	313,498	130,997	(444,495)	501,374

Total liabilities and stockholders’ equity	$758,586	$704,343	$318,521	$(825,565)	$955,885

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2011

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2011

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$114,703	$51,007	$(2,769)	$162,941
Cost of sales	—	68,758	44,369	(2,672)	110,455

Gross profit	—	45,945	6,638	(97)	52,486
Selling, general and administrative expenses	114	32,078	5,987	—	38,179

Operating (loss) income	(114)	13,867	651	(97)	14,307
Interest expense, net	4,086	(66)	(86)	—	3,934
Other expense (income), net	325	(197)	(562)	—	(434)
Noncontrolling interest, net of tax	—	—	(127)	—	(127)

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(4,525)	14,130	1,426	(97)	10,934
Income tax (benefit) provision	(1,425)	4,305	524	—	3,404
Equity in net (income) loss of subsidiaries	(10,630)	(805)		11,435	—

Net income (loss) attributable to Chart Industries, Inc.	$7,530	$10,630	$902	$(11,532)	$7,530

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$75,401	44,194	$(1,390)	$118,205
Cost of sales	—	50,141	35,197	(1,409)	83,929

Gross profit	—	25,260	8,997	19	34,276
Selling, general and administrative expenses	113	22,653	3,907	—	26,673

Operating (loss) income	(113)	2,607	5,090	19	7,603
Interest expense, net	4,105	(8)	(37)	—	4,060
Other expense (income), net	404	(32)	1,195	—	1,567
Noncontrolling interest, net of tax	—	—	35	—	35

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(4,622)	2,647	3,897	19	1,941
Income tax (benefit) provision	(1,198)	873	882	—	557
Equity in net (income) loss of subsidiaries	(4,808)	(3,034)	—	7,842	—

Net income (loss) attributable to Chart Industries, Inc.	$1,384	$4,808	$3,015	$(7,823)	$1,384

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2011

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2011

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$6,928	$(13,023)	$(8,441)	$(3,850)	$(18,386)
Cash flows from investing activities:
Capital expenditures	—	(3,320)	(946)	—	(4,266)
Other investing activities	—	388	—	—	388

Net cash used in investing activities	—	(2,932)	(946)	—	(3,878)

Cash flows from financing activities:
Net debt activity	(1,625)		—	—	(1,625)
Other financing activities	1,148	—	—	—	1,148
Intercompany account changes	(14,997)	13,812	(2,665)	3,850	—

Net cash (used in) provided by financing activities	(15,474)	13,812	(2,665)	3,850	(477)

Net (decrease) increase in cash and cash equivalents	(8,546)	(2,143)	(12,052)	—	(22,741)
Effect of exchange rate changes on cash	—	—	4,625	—	4,625
Cash and cash equivalents, beginning of period	69,617	2,828	92,667	—	165,112

Cash and cash equivalents, end of period	$61,071	$685	$85,240	$—	$146,996

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2011

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

For the three months ended March 31, 2011, orders were $288.8 million and backlog has increased to $364.8 million compared to $236.4 million at December 31, 2010. A nitrogen rejection facility order in excess of $90 million was received during the first quarter of 2011 signaling the return of large project work in our E&C segment. Overall order trends continue to improve. Sales, gross profit and operating income increased significantly for the three months ended March 31, 2011 as compared to the same period in 2010. Improving economic conditions across all of our business segments and the acquisitions of Cryotech International (“Cryotech”) and SeQual Technologies Inc. (“SeQual”) contributed to the improvement we experienced. Sales for the three months ended March 31, 2011 were $162.9 million compared to sales of $118.2 million for the three months ended March 31, 2010, reflecting an increase of $44.7 million, or 37.8%. Our gross profit for the three months ended March 31, 2011 was $52.5 million, or 32.2% of sales, as compared to $34.3 million, or 29.0% of sales, for the same period in 2010. In addition, our operating income for the three months ended March 31, 2011 was $14.3 million compared to $7.6 million for the same period in 2010.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following table sets forth sales, gross profit, gross profit margin and operating income (loss) for our operating segments for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Sales

Energy & Chemicals	$42,516	$26,180
Distribution & Storage	73,373	58,968
BioMedical	47,052	33,057

Total	$162,941	$118,205

Gross Profit

Energy & Chemicals	$11,801	$5,754
Distribution & Storage	21,735	17,295
BioMedical	18,950	11,227

Total	$52,486	$34,276

Gross Profit Margin

Energy & Chemicals	27.8%	22.0%
Distribution & Storage	29.6%	29.3%
BioMedical	40.3%	34.0%
Total	32.2%	29.0%

Operating Income (Loss)

Energy & Chemicals	$3,753	$(264)
Distribution & Storage	11,521	8,923
BioMedical	8,447	5,601
Corporate	(9,414)	(6,657)

Total	$14,307	$7,603

Sales

Sales for the three months ended March 31, 2011 were $162.9 million compared to $118.2 million for the three months ended March 31, 2010, reflecting an increase of $44.7 million, or 37.8%, primarily resulting from the improved economic environment and recently completed acquisitions. E&C segment sales were $42.5 million for the three months ended March 31, 2011 compared with sales of $26.2 million for three months ended March 31, 2010, which reflected an increase of $16.3 million or 62.2%. This increase in E&C sales for the three months ended March 31, 2010 was primarily due to higher volume in both brazed aluminum heat exchangers and process systems as well as improved pricing. D&S segment sales increased $14.4 million, or 24.4%, to $73.4 million for the three months ended March 31, 2011 from $59.0 million for the three months ended March 31, 2010. The increase in sales was largely due to improved volume across all product lines, particularly mobile equipment and package gas. Sales for bulk storage systems and package gas systems increased $10.0 million and $4.4 million, respectively. In addition, Cryotech, which was acquired in August 2010, contributed $3.3 million during the quarter, which is included in the bulk storage systems sales increase noted above. BioMedical segment sales for the three months ended March 31, 2011 were $47.0 million compared to $33.0 million for the same period in 2010, which reflected an increase of $14.0 million. The increase was primarily driven by the acquisitions of Covidien’s Japanese respiratory therapy assets and SeQual in 2010. These acquisitions contributed $8.7 million to the increase in medical respiratory sales. Biological storage system sales increased $4.6 million during the three months ended March 31, 2011. The increase in biological storage sales were primarily the result of higher demand both domestically and in Asia.

Gross Profit and Margin

Gross profit for the three months ended March 31, 2011 was $52.5 million, or 32.2% of sales, versus $34.3 million, or 29.0% of sales, for the three months ended March 31, 2010 and reflected an increase of $18.2 million. E&C segment gross profit increased $6.0 million, or 5.8 percentage points, due to higher margin projects as a result of improved market conditions. Increased volume has improved capacity utilization which also contributed to the increased gross profit and margin. Gross profit for the D&S segment increased $4.4 million, as margin improved slightly for the three months ended March 31, 2011 as compared to the same period in 2010. This increase was primarily the result of higher sales volume and improved capacity utilization partially offset by increased material costs and warranty expense. BioMedical gross profit increased $7.7 million, or 6.3 percentage points, for the three months ended March 31, 2011 as compared to the same period in 2010. The increase in gross profit was primarily driven by higher sales volume and favorable product mix in medical respiratory and biological storage system sales. The increase in medical respiratory product gross profit and margin was partially offset by a non-cash charge of $1.1 million related to the write-up of acquired inventory to fair value in the SeQual acquisition which was sold during the three months ended March 31, 2011. The prior year quarter had a similar non-cash charge of $1.5 million related to the write-up of acquired inventory to fair value in the Covidien acquisition.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses for the three months ended March 31, 2011 were $34.9 million, or 21.4% of sales, compared to $24.0 million, or 20.3% of sales, for the three months ended March 31, 2010. SG&A expenses for the E&C segment were $7.1 million for the three months ended March 31, 2011 compared to $5.1 million for the three months ended March 31, 2010, an increase of $2.0 million. The increase was primarily due to higher variable compensation and sales commission costs related to higher sales volume and improving business conditions. D&S segment SG&A expenses for the three months ended March 31, 2011 were $9.0 million compared to $7.1 million for the three months ended March 31, 2010, an increase of $1.9 million. This increase was primarily attributable to the acquisition of Cryotech during 2010 and higher marketing and sales commission expense due to increased sales volume as well as targeting new growth opportunities. SG&A expenses for the BioMedical segment were $9.4 million for the three months ended March 31, 2011 compared to $5.1 million for the three months ended March 31, 2010, an increase of $4.3 million, which was primarily due to increased compensation, integration and restructuring costs associated with the SeQual and Covidien acquisitions. Corporate SG&A expenses for the three months ended March 31, 2011 were $9.4 million compared to $6.7 million for the three months ended March 31, 2010. This increase of $2.7 million was primarily attributable to higher stock-based compensation and employee related costs.

Amortization Expense

Amortization expense for the three months ended March 31, 2011 was $3.3 million, or 2.0% of sales, compared to $2.7 million, or 2.3% of sales for the three months ended March 31, 2010. Amortization expense increased as a result of amortization of intangible assets acquired as part of the acquisition of SeQual in December 2010.

Operating Income

As a result of the foregoing, operating income for the three months ended March 31, 2011 was $14.3 million, or 8.8% of sales, an increase of $6.7 million compared to operating income of $7.6 million, or 6.4% of sales, for the same period in 2010.

Net Interest Expense

Net interest expense for the three months ended March 31, 2011 and 2010 was $3.9 million and $4.1 million, respectively. The decrease in net interest expense of $0.2 million was primarily attributable to lower average debt outstanding on the term loan partially offset by increased variable interest rates.

Other Expense and Income

For the three months ended March 31, 2011, foreign currency gains were $0.8 million as compared to foreign currency losses of $1.2 million for the same period in 2010. The gains recognized during the three months ended March 31, 2011 were the result of the strengthening of the euro against the U.S. dollar and favorable mark to market valuations on the Company’s foreign currency forward contracts.

Income Tax Expense

Income tax expense of $3.4 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively, represents taxes on both U.S. and foreign earnings at an annual effective income tax rate of 31.5% and 28.2%, respectively. The increase in the annual effective income tax rate was primarily due to the decrease of tax credits and the resulting impact on the higher pre-tax earnings.

Net Income

As a result of the foregoing, net income for the three months ended March 31, 2011 and 2010 was $7.5 million and $1.4 million, respectively.

Liquidity and Capital Resources

Debt Instruments and Related Covenants

On May 18, 2010, the Company completed the refinancing of its prior credit facility with a $200.0 million senior secured credit facility (“Senior Credit Facility”). The new Senior Credit Facility consists of a $65.0 million term loan and a $135.0 million revolving credit facility with a scheduled maturity date of May 18, 2015. Under the terms of the new facility, 10% of the $65.0 million term loan is payable in quarterly installments of $1.6 million with the balance due in 2015. The balance due on the term loan was $60.1 million at March 31, 2011.

As of March 31, 2011, the Company had $163.2 million outstanding under its senior subordinated notes (“Subordinated Notes”) and $21.8 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility. The Company is in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. Availability on the revolving portion of the Senior Credit Facility was $113.2 million at March 31, 2011.

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

Sources and Use of Cash

Cash used by operations for the three months ended March 31, 2011 was $18.4 million compared with cash provided by operations of $9.8 million for the three months ended March 31, 2010. Cash used in operations during 2011 as compared to cash provided by operations during the same period in 2010 was the result of an increase in funds used for working capital as accounts receivable and inventory increased in response to improved business conditions and order trends.

Cash used in investing activities for the three months ended March 31, 2011 was $3.9 million compared to $6.3 million for the three months ended March 31, 2010. Capital expenditures for the three months ended March 31, 2011 were $4.3 million compared with $3.9 million for the three months ended March 31, 2010. During the three months ended March 31, 2010, a deferred purchase payment of $2.3 million was made to the former owners of Golden Phoenix Liquid Nitrogen Container Co., Ltd. in accordance with the purchase agreement.

Cash used in financing activities for the three months ended March 31, 2011 was $0.5 million. A quarterly principal payment of $1.6 million was made on the term loan portion of the Senior Credit Facility and $2.2 million in proceeds from stock option exercises were received during the three months ended March 31, 2011

Cash Requirements

The Company does not anticipate any unusual cash requirements for working capital needs, but expects to use $15 to $20 million of cash for capital expenditures for the remaining nine months of 2011. Capital expenditures are expected to be used primarily for continued automation, process improvements and/or expansions at existing manufacturing facilities, support of anticipated business growth in specific product lines and acquisition integration. In addition, we are anticipating an approximately $1.1 million contingency payment related to the earn-out on the acquisition of Cryotech.

During 2011, the Company will continue to consider making acquisitions as part of its strategic growth initiatives and expects to fund these acquisitions with primarily cash or stock.

For the remaining nine months of 2011, cash requirements for debt service are anticipated to be approximately $16.2 million for interest payments under the Subordinated Notes and the Senior Credit Facility. We are required to make quarterly principal payments of $1.6 million under the term loan portion of the Senior Credit Facility. We may also from time to time seek to purchase a portion of our Subordinated Notes outstanding through cash purchases on the open market, privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, our liquidity requirements and our debt covenants. For the remainder of 2011, we expect to use approximately $26.0 million of cash for both U.S. and foreign income taxes and to contribute approximately $1.0 million of cash to our defined benefit pension plan to meet ERISA minimum funding requirements. We believe that our cash flow from operations, available cash and available borrowings under our Senior Credit Facility should be adequate to meet our working capital, capital expenditure, debt service and other operational funding requirements for the remainder of 2011 and into 2012.

Orders and Backlog

We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and it is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties. Backlog as of March 31, 2011 was $364.8 million compared to $236.4 million as of December 31, 2010.

The following table sets forth orders and backlog by segment for the periods indicated:

	Three Months Ended
	March 31, 2011	December 31, 2010

Orders
Energy & Chemicals	$145,160	$57,686
Distribution & Storage	94,523	86,579
BioMedical	49,096	37,925

Total	$288,779	$182,190

Backlog

Energy & Chemicals	$218,627	$115,972
Distribution & Storage	132,496	108,665
BioMedical	13,705	11,779

Total	$364,828	$236,416

E&C orders for the three months ended March 31, 2011 were $145.2 million compared to $57.7 million for the three months ended December 31, 2010. E&C backlog totaled $218.6 million at March 31, 2011 compared to $116.0 million at December 31, 2010. The increase in orders of $87.5 million included a contract in excess of $90 million to provide the process design and proprietary equipment for a world scale Nitrogen Rejection facility with integrated Natural Gas Liquids (NGL) recovery to be constructed in the State of Qatar. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter.

D&S orders for the three months ended March 31, 2011 were $94.5 million compared to $86.6 million for the three months ended December 31, 2010. D&S backlog totaled $132.5 million at March 31, 2011 compared to $108.7 million at December 31, 2010. Bulk storage system orders increased $1.4 million and package gas system orders increased $6.5 million for the three months ended March 31, 2011 as compared to the three months ended December 31, 2011.

BioMedical orders for the three months ended March 31, 2011 were $49.1 million compared to $37.9 million for the three months ended December 31, 2010. BioMedical backlog at March 31, 2011 totaled $13.7 million compared to $11.8 million at December 31, 2010. The acquisition of SeQual in December 2010 added $7.7 million in medical respiratory orders during the three months ended March 31, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the Securities Act.

Application of Critical Accounting Policies

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts, inventory valuation reserves, goodwill, indefinite lived intangibles, environmental remediation obligations, product warranty costs, debt covenants, pensions and deferred tax assets. There have been no significant changes in accounting policies since December 31, 2010.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements”. These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue,” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2010), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the loss of, or a significant reduction or delay in purchases, by our largest customers;

•	the fluctuations in energy prices;

•	changes in governmental energy policies or the failure of expected changes to materialize;

•	competition in our markets;

•	economic downturns and deteriorating financial conditions;

•	our ability to manage our fixed-price contract exposure;

•	our reliance on the availability of key supplies and services;

•	degradation of our backlog as a result of modification or termination of orders;

•	changes in government health care regulations and reimbursement policies;

•

general economic, political, business and market risks associated with our global operations, including the recent political instability in North Africa and the Middle East and any expansion thereof and the recent natural disaster and related complications in Japan;

•	fluctuations in foreign currency exchange rates and interest rates;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	financial distress of third parties;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	our ability to successfully manage our planned operational expansions;

•	difficulties in implementing a new ERP system;

•	the loss of key employees;

•	the pricing and availability of raw materials;

•	litigation and disputes involving us, including the extent of product liability, warranty, contract, employment and environmental claims asserted against us;

•	United States Food and Drug Administration regulation of our products;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	additional liabilities related to taxes;

•	the underfunded status of our pension plan;

•	our ability to continue our technical innovation in our product lines;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	disruptions in our operations due to severe weather;

•	potential violations of the Foreign Corrupt Practices Act;

•	increased government regulation;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	risks associated with our indebtedness, leverage, debt service and liquidity; and

•	fluctuations in the price of our stock.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company’s operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.

The Company’s primary interest rate risk exposure results from the various floating rate pricing mechanisms on the Senior Credit Facility. If interest rates were to increase 200 basis points (2 percent) from March 31, 2011 rates, and assuming no changes in debt from the March 31, 2011 levels, the additional annual expense would be approximately $1.2 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the euro, the British pound, the Czech koruna, the Japanese yen and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At March 31, 2011, the Company had foreign exchange contracts with notional amounts of (i) 1,800,000 euros to sell against the Czech koruna, (ii) 1,300,000 euros to sell against the U.S. dollar, (iii) 374,809,000 Japanese yen to sell against the U.S. dollar, (iv) 900,000 Australian dollars to sell against the U.S. dollar, and (v) 200,000 British pounds to sell against the U.S. dollar. At March 31, 2011, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.

Item 4.	Controls and Procedures

As of March 31, 2011, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

The Company is undertaking a phased implementation and upgrade of its existing J D Edwards global Enterprise Resource Planning software system, and six sites have now gone “live” as of March 31, 2011 with the remaining sites planning to go “live” during the remaining nine months of 2011. The phased implementation has not at this point materially altered the Company’s internal controls. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and that its internal controls will be enhanced as a result of the implementation of the new system.

There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	None.

b.)	None.

c.)	During the first quarter of 2011, we repurchased 27,980 shares of common stock to satisfy tax withholding obligations relating to the vesting of our 2008 performance unit grants, a portion of the 2010 restricted stock and stock unit awards and the January 2011 directors’ stock grants for an aggregate purchase price of approximately $1.1 million. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the quarter ended March 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – 31, 2011	221	$36.45	—	—

February 1 – 28, 2011	27,759	39.33	—	—

March 1 – 31, 2011	—	—	—	—

Total	27,980	$39.31	—	—

Item 6.	Exhibits

The following exhibits are filed with this report:

10.1	Form of Nonqualified Stock Option Agreement under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).

10.2	Form of Restricted Stock Agreement under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).

10.3	Form of Performance Unit Agreement under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (x)

32.1	Section 1350 Certification of Chief Executive Officer. (x)

32.2	Section 1350 Certification of Chief Financial Officer. (x)

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

(x) filed herewith.

*  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purpose of Section 18 of the Exchange Act of 1934, or otherwise subject to liability of that Section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date: May 4, 2011	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)