Form 10-Q
period 2011-06-30
CHART INDUSTRIES INC
filed 2011-07-27
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At July 26, 2011, there were 29,436,383 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$152,375	$165,112
Accounts receivable, net	121,730	88,131
Inventories, net	123,238	104,435
Unbilled contract revenue	23,457	22,070
Other current assets	33,624	26,733

Total Current Assets	454,424	406,481

Property, plant and equipment, net	123,295	116,158
Goodwill	279,730	275,913
Identifiable intangible assets, net	138,469	144,286
Other assets, net	12,644	13,047

TOTAL ASSETS	$1,008,562	$955,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$71,091	$54,749
Customer advances and billings in excess of contract revenue	66,272	51,661
Accrued expenses and other current liabilities	47,521	59,319
Current portion of long-term debt	6,500	6,500

Total Current Liabilities	191,384	172,229

Long-term debt	215,175	218,425
Other long-term liabilities	61,086	63,857
Equity
Chart Industries’ shareholders’ equity:
Common stock, par value $.01 per share – 150,000,000 shares authorized, 29,435,223 and 28,831,724 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	294	288
Additional paid-in capital	271,991	258,425
Retained earnings	248,761	230,640
Accumulated other comprehensive income	17,221	9,811

Total Chart Industries, Inc. shareholders’ equity	538,267	499,164
Noncontrolling interest	2,650	2,210

Total equity	540,917	501,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,008,562	$955,885

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales	$200,698	$139,144	$363,639	$257,412
Cost of sales	138,368	101,569	248,823	185,561

Gross profit	62,330	37,575	114,816	71,851

Selling, general and administrative expenses	36,337	25,529	71,199	49,486
Amortization expense	3,288	2,783	6,605	5,499
Loss on disposal of assets	1,216	—	1,216	—
Asset impairment charge	—	700	—	700

	40,841	29,012	79,020	55,685

Operating income	21,489	8,563	35,796	16,166

Other expenses (income):
Gain on acquisition of business	—	(1,124)	—	(1,124)
Interest expense, net	4,063	4,181	7,997	8,241
Financing costs amortization	324	1,962	649	2,366
Foreign currency losses (gains)	616	266	(143)	1,429

	5,003	5,285	8,503	10,912

Net income before income taxes	16,486	3,278	27,293	5,254

Income tax expense	5,466	820	8,870	1,377

Net income	11,020	2,458	18,423	3,877

Noncontrolling interest, net of taxes	429	59	302	94

Net income attributable to Chart Industries, Inc.	$10,591	$2,399	$18,121	$3,783

Net income attributable to Chart Industries, Inc. per common share – basic	$0.36	$0.08	$0.63	$0.13

Net income attributable to Chart Industries, Inc. per common share – diluted	$0.35	$0.08	$0.61	$0.13

Weighted average number of common shares outstanding – basic	29,202	28,522	28,986	28,515

Weighted average number of common shares outstanding – diluted	29,966	29,262	29,823	29,217

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$18,423	$3,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,389	11,630
Employee stock and stock option related compensation expense	2,801	2,261
Financing costs amortization	649	2,366
Gain on acquisition of business	—	(1,124)
Foreign currency (gains) losses	(143)	1,429
Asset impairment charge	—	700
Loss on disposal of equipment	1,216	—
Other non-cash operating activities	(13)	2,366
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(29,109)	(12,431)
Inventory	(16,099)	941
Unbilled contract revenues and other current assets	(6,360)	4,115
Accounts payable and other current liabilities	(12,731)	(2,345)
Customer advances and billings in excess of contract revenue	13,198	895

Net Cash (Used In) Provided By Operating Activities	(14,779)	14,680

INVESTING ACTIVITIES
Capital expenditures	(10,433)	(7,899)
Acquisition of businesses, net of cash acquired	(1,610)	(5,112)
Other investing activities	388	—

Net Cash Used In Investing Activities	(11,655)	(13,011)

FINANCING ACTIVITIES
Principal payments on long term debt	(3,250)	(15,000)
Stock option exercise proceeds	4,885	37
Payment of deferred financing costs	(347)	(2,515)
Tax benefit from exercise of stock options	6,984	—
Other financing activities	(1,090)	(56)

Net Cash Provided By (Used In) Financing Activities	7,182	(17,534)

Net decrease in cash and cash equivalents	(19,252)	(15,865)
Effect of exchange rate changes on cash	6,515	(6,613)
Cash and cash equivalents at beginning of period	165,112	211,168

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152,375	$188,690

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The June 30, 2011 and December 31, 2010 balances include money market investments.

Short-Term Investments: From time to time, the Company invests in short-term, highly liquid, variable rate instruments, which have stated maturities of greater than three months but less than six months. These short term investments are recorded at cost which approximates fair value. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, classifies investment securities as current assets. There are no short term investments at June 30, 2011 or December 31, 2010.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	June 30, 2011	December 31, 2010
Raw materials and supplies	$42,795	$35,565
Work in process	29,654	23,643
Finished goods	50,789	45,227

	$123,238	$104,435

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

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$13,561	$9,117	$13,372	$8,764
Warranty expense	1,429	1,164	3,602	2,099
Warranty usage	(2,141)	(973)	(4,125)	(1,555)

Ending balance	$12,849	$9,308	$12,849	$9,308

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2011

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

The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		June 30, 2011		December 31, 2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets:
Unpatented technology	9 years	$15,198	$(8,201)	$15,073	$(7,275)
Patents	10 years	9,024	(4,865)	8,497	(4,304)
Product names	14 years	5,677	(1,529)	5,676	(1,285)
Non-compete agreements	3 years	2,130	(2,130)	2,130	(1,952)
Customer relations	13 years	126,043	(43,898)	125,848	(39,103)

		$158,072	$(60,623)	$157,224	$(53,919)

Indefinite-lived intangible assets:
Trademarks and trade names		$37,950		$37,911
In-process research and development		3,070		3,070

		$41,020		$40,981

The following table represents the changes in goodwill:

Balance at December 31, 2010	$275,913
Acquisition of Clever Fellows Innovation Consortium	2,821
Foreign currency adjustments	996

Balance at June 30, 2011	$279,730

Amortization expense for finite-lived intangible assets was $3,288 and $2,783 for the three months ended June 30, 2011 and 2010, respectively, and $6,605 and $5,499 for the six months ended June 30, 2011 and 2010, respectively, and is estimated to be approximately $13,000 for 2011 and an average of $11,000 for years 2012 through 2016.

Stock-based Compensation: The Company records stock-based compensation according to current accounting guidance which requires all share-based payments to employees and directors, including grants of employee stock options, to be measured at fair value on the date of grant.

During the six months ended June 30, 2011, the Company granted 146 stock options, 57 restricted stock and restricted stock unit awards, and 57 performance stock units. The stock options vest over a four year period. Restricted stock and stock unit awards vest over a three year period and performance stock units are earned over a three year measurement period.

Stock-based compensation expense was $1,400 and $1,361 for the three months ended June 30, 2011 and 2010, respectively, and $2,801 and $2,261 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the total stock-based compensation expected to be recognized over the weighted average period of approximately 2.1 years is $5,889.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2011

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

The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, British pound, Japanese yen, and Czech koruna. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Changes in their fair value are recorded in the consolidated statements of operations as foreign currency gains or losses. The changes in fair value generated a net loss of $104 and a net gain of $564 for the three and six months ended June 30, 2011, respectively, and net losses of $666 and $703 for the three and six months ended June 30, 2010, respectively.

At June 30, 2011 and December 31, 2010, the fair value of the Company’s derivative liabilities representing foreign currency forward contracts was $239 and $807, respectively. These amounts were recorded on the balance sheet as other current liabilities. As of June 30, 2011, the Company held forward currency contracts to sell (i) 4,700 Czech koruna against the U.S. dollar, (ii) 8,000 euros against the U.S. dollar, (iii) 368,237 Japanese yen against the U.S. dollar, (iv) 600 Australian dollars against the U.S. dollar, (v) 300 British pounds against the euro, (vi) 2,000 Norwegian kroner against the euro, (vii) 850 U.S. dollars against the Czech koruna, and (viii) 1,300 euros against the Czech koruna. As of December 31, 2010, the Company held forward currency contracts to sell (i) 16,900 euros against the Czech koruna, (ii) 386,853 Japanese yen against the U.S. dollar, (iii) 5,000 U.S. dollars against the euro, (iv) 500 Australian dollars against the U.S. dollar, and (v) 75 British pounds against the euro. The Company’s foreign currency forward contracts are not exchange traded instruments and, accordingly, are classified as being valued using level 2 inputs which are based on observable inputs such as quoted prices for similar assets and liabilities in active markets.

The Company does not enter into derivative instruments for trading or speculative purposes.

The fair value of the Company’s Term Loan is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under this method, the fair value of the Company’s Term Loan approximated its carrying value at June 30, 2011 and December 31, 2010. The fair value of the Subordinated Notes is estimated based on a third party’s bid price. The fair value approximated the carrying value of $163,175 at June 30, 2011 and at December 31, 2010.

NOTE C — Debt and Credit Arrangements

On May 18, 2010, the Company refinanced its prior senior secured credit facility with a five-year $200,000 senior credit facility (the “Senior Credit Facility”). As a result of the refinancing, the Company wrote off $1,706 of deferred financing fees related to the prior senior credit facility. The new Senior Credit Facility consists of a $65,000 term loan (the “Term Loan”), of which $58,500 remains outstanding and a $135,000 revolving credit facility (the “Revolver”) with a scheduled maturity date of May 18, 2015 (the “Maturity Date”). The Revolver includes a $25,000 sub-limit for the issuance of swingline loans and a $50,000 sub-limit to be used for letters of credit. There is a foreign currency limit of $40,000 under the Revolver which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $40,000 under the Revolver made by the Company’s wholly-owned subsidiary, Chart Industries Luxembourg S.à r.l. The Company also has $163,175 of 9 1/8% senior subordinated notes (the “Subordinated Notes”) outstanding.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2011

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

The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility and indenture governing the Subordinated Notes also include financial covenants relating to net leverage and interest coverage ratios. The Company is in compliance with all covenants. As of June 30, 2011, there was $58,500 outstanding under the Term Loan and $163,175 outstanding under the Subordinated Notes and $25,571 in letters of credit issued but no borrowings outstanding under the Revolver.

Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured credit facilities with capacity of up to 175,000 Czech koruna (“CZK”). Ferox maintains two separate facilities. Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. None of the facilities allow revolving credit borrowings, including overdraft protection. Ferox is required to pay a commitment fee to the lender under its first facility in respect to the unutilized commitments thereunder. Under this first facility Ferox must pay letter of credit and guarantee fees equal to: (i) 0.70% p.a. on the face amount of each guarantee or letter of credit for maturities of up to 1 year, (ii) 0.80% p.a. for maturities between 1 and 3 years, (iii) 1.20% p.a for maturities between 3 and 5 years. Under the second facility Ferox must pay letter of credit and guarantee fees equal to 0.70% p.a. on the face amount of each guarantee or letter of credit. Ferox is not required to pay a commitment fee to the lender under the second facility. Ferox’s land, buildings and accounts receivable secure the credit facilities. As of June 30, 2011 there were $8,374 of bank guarantees supported by the Ferox credit facilities.

Flow Instruments & Engineering GmbH (“Flow”), a wholly-owned subsidiary of Ferox, maintains two revolving lines of credit with 320 euros in borrowing capacity. As of June 30, 2011, there were no borrowings outstanding under either line of credit.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE D – Restructuring Activities

In April 2010, Caire Inc., a wholly-owned subsidiary of the Company, announced its plan to close its liquid oxygen therapy manufacturing facility in Plainfield, Indiana and relocate the manufacturing and customer service operations to a facility close to existing BioMedical operations in Canton, Georgia. The Plainfield facility was acquired as part of the 2009 acquisition of the liquid oxygen therapy business of Covidien plc. The closure was substantially completed in the second quarter of 2011. The total anticipated cost of the restructuring is approximately $7,000 which includes asset impairment charges. The cost includes cash expenditures for employee retention and separation benefits, as well as lease exit costs and loss on disposal of remaining assetes. For the three and six months ended June 30, 2011, the Company recorded $2,280 and $2,479, respectively, related to the closure of the Plainfield, Indiana BioMedical facility and also recorded $78 and $981, respectively, in restructuring costs for employee separation benefits related to the integration of SeQual Technologies Inc., which was acquired on December 28, 2010. These charges were recorded in cost of sales ($953 and $965 for the three and six months ended June 30, 2011, respectively), selling, general and administrative expenses ($652 and $1,742 for the three and six months ended June 30, 2011, respectively), and loss on disposal of assets ($1,216 for the three and six months ended June 30, 2011, respectively).

The following tables summarize the Company’s restructuring activities for the three and six months ended June 30, 2011 and the three and six months ended June 30, 2010.

	Three Months Ended June 30, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at March 31, 2011	$64	$259	$2,400	$—	$2,723
Restructuring charges	—	27	2,358	437	2,822
Loss on disposal of assets	—	—	(1,216)	—	(1,216)
Cash payments	(64)	(129)	(1,576)	(437)	(2,206)

Balance as of June 30, 2011	$—	$157	$1,966	$—	$2,123

	Six Months Ended June 30, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at January 1, 2011	$103	$388	$2,088	$—	$2,579
Restructuring charges	—	26	3,460	437	3,923
Loss on dispoal of assets	—	—	(1,216)	—	(1,216)
Cash payments	(103)	(257)	(2,366)	(437)	(3,163)

Balance as of June 30, 2011	$—	$157	$1,966	$—	$2,123

	Three Months Ended June 30, 2010
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at March 31, 2010	$305	$1,182	$220	$22	$1,729
Restructuring charges	—	(41)	1,960	(22)	1,897
Asset impairment	—	—	(700)	—	(700)
Cash payments	(49)	(339)	(430)	—	(818)

Balance as of June 30, 2010	$256	$802	$1,050	$—	$2,108

	Six Months Ended June 30, 2010
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at January 1, 2010	$682	$1,608	$503	$88	$2,881
Restructuring charges	—	(41)	1,995	(22)	1,932
Asset impairment	—	—	(700)	—	(700)
Cash payments	(426)	(765)	(748)	(66)	(2,005)

Balance as of June 30, 2010	$256	$802	$1,050	$—	$2,108

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE E — Earnings per Share

The following table presents calculations of net income per share of common stock for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to Chart Industries, Inc.	$10,591	$2,399	$18,121	$3,783

Net income attributable to Chart Industries, Inc. per common share - basic	$0.36	$0.08	$0.62	$0.13

Net income attributable to Chart Industries, Inc. per common share - diluted	$0.35	$0.08	$0.61	$0.13

Weighted average number of common shares outstanding - basic	29,202	28,522	28,986	28,515

Incremental shares issuable upon assumed conversion and exercise of stock options	764	740	837	702

Total shares - diluted	29,966	29,262	29,823	29,217

Certain options to purchase common stock of the Company were not included in net income attributable to Chart Industries, Inc. per common share-diluted as they were anti-dilutive and consisted of 142 and 71 shares for the three and six months ended June 30, 2011, respectively, and 407 and 400 shares, respectively, for the three and six months ended June 30, 2010.

NOTE F — Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	June 30, 2011	December 31, 2010
Foreign currency translation adjustments	$22,166	$14,938
Pension liability adjustments, net of taxes	(4,945)	(5,127)

	$17,221	$9,811

The following is a summary of the components of total comprehensive (loss) income, net of related income taxes:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income	$11,020	$2,458	$18,423	$3,877
Other comprehensive income (loss):
Foreign currency translation gains (losses)	1,193	(8,652)	7,228	(12,013)
Defined benefit pension plan amortization of net loss	91	68	182	135

Comprehensive income (loss)	12,304	(6,126)	25,833	(8,001)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(429)	(59)	(302)	(94)

Comprehensive income (loss) attributable to Chart	$11,875	$(6,185)	$25,531	$(8,095)

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE G — Acquisitions

On April 1, 2011, Chart Inc. completed the acquisition of 100% of the equity of Clever Fellows Innovation Consortium, Inc. (“CFIC”) for a total potential purchase price of $5,000 in cash, of which $2,000 has been paid. The remaining portion of the potential total purchase price represents contingent consideration to be paid over three years based on the attainment of certain revenue targets. The estimated value of the contingent consideration at acquisition was $1,650, valued according to a discounted cash flow approach, which includes assumptions for the probabilities of achieving the gross sales targets and the discount rate applied to the projected payments. The valuation of contingent consideration is classified as utilizing Level 3 inputs consistent with reasonably available assumptions which would be made by other market participants. The fair value of the assets acquired and goodwill at the date of acquisition were $829 and $2,821, respectively. The purchase price allocation related to the CFIC acquisition is substantially complete with the exception of intangible assets and contingent consideration, which continue to be based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. CFIC is located in Troy, New York and develops and manufactures thermoacoustic technology products for cryogenic, heat transfer and related applications. CFIC’s results are included in the Company’s BioMedical segment.

In December 2010, Caire Inc. (“Caire”), a wholly-owned subsidiary of the Company, completed the acquisition of SeQual Technologies Inc. (“SeQual”) for a potential total purchase price of $60,000 in cash, of which $38,312 was paid after working capital adjustments. The cash purchase price is subject to post closing adjustments. The majority of the remaining potential total purchase price represents contingent consideration to be paid over two years beginning in 2012 based on the achievement of certain gross profit targets. The estimated value of the contingent consideration at June 30, 2011 was $5,287, valued according to a discounted cash flow approach, which includes assumptions for the probabilities of achieving the gross profit targets and the discount rate applied to the projected payments. The increase in fair value of the contingent consideration for the six months ended June 30, 2011 of $187 was recorded in the consolidated statement of operations. The valuation of contingent consideration is classified as utilizing Level 3 inputs consistent with reasonably available assumptions which would be made by other market participants. SeQual is located in San Diego, California and develops, manufactures and markets products for numerous applications utilizing pressure swing adsorption technology for air separation with its primary focus on medical oxygen concentrators. SeQual’s results are included in the Company’s BioMedical segment and added $18,866 to net sales during the six months ended June 30, 2011.

The purchase price allocation related to the SeQual acquisition is substantially completed. Final determination of the fair value may result in further adjustments to the values presented below:

Net assets acquired:

Cash	$218
Accounts receivable, net	6,169
Inventory, net	4,959
Property and equipment	711
Other assets	889
Intangible assets	31,760
Goodwill	7,285
Liabilities assumed	(8,579)

Total purchase price	$43,412

In August 2010, Chart Inc. acquired substantially all of the assets of Cryotech International, Inc. (“Cryotech”) for a potential total purchase price of $6,653 in cash, of which $4,053 was paid at closing. The remaining portion of the potential total purchase price represents contingent consideration to be paid over two years based on the achievement of certain revenue targets. The estimated fair value of the contingent consideration at June 30, 2011 was $1,568. The value of the contingent consideration was valued according to a discounted cash flow approach, which includes assumptions for the probabilities of achieving the revenue targets and the discount rate applied to the projected payments. The decrease in fair value of the contingent consideration for the six months ended June 30, 2011 of $232 was recorded in the consolidated statement of operations. The fair value of the assets acquired and goodwill at the date of acquisition were $1,626 and $4,227, respectively. Cryotech is located in San Jose, California and designs, manufactures, sells, and services cryogenic injectors, vacuum insulated piping systems, and manifolds, and also repairs liquid cylinders. Cryotech’s results are included in the Company’s Distribution & Storage segment and added $7,217 to net sales during the six months ended June 30, 2011.

In April 2010, Chart Japan Co., Ltd. completed the acquisition of Covidien Japan Inc.’s liquid oxygen therapy business for $1,008 in cash. The fair value of the assets acquired at closing was $2,132 which exceeded the cash paid and, accordingly,

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE G — Acquisitions – Continued

resulted in a gain on acquisition of business of $1,124 during the second quarter of 2010. Purchase accounting for this acquisition has been finalized. Available public information indicated that Covidien sought to streamline its business portfolio in an expeditious manner and reallocate resources to other businesses, therefore, the liquid oxygen therapy business was considered a non-core asset. Net sales of $2,487 were added to the Company’s BioMedical segment during the six months ended June 30, 2011 as a result of the acquisition.

Pro-forma information related to these acquisitions has not been presented because the impact on the Company’s consolidated results of operations is not material.

NOTE H — Income Taxes

At June 30, 2011, the Company has recorded a $2,468 liability, in accordance with ASC 740-10-25 “Income Taxes,” for gross unrecognized tax benefits. This amount, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At June 30, 2011, the Company had accrued approximately $53 for the payment of interest and penalties. There were no material adjustments to the recorded liability for unrecognized tax benefits during the second quarter of 2011.

The effective tax rate for the three and six months ended June 30, 2011 differs from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at lower rates than the federal statutory rate. The effective tax rate for the three and six months ended June 30, 2010 differs from the federal statutory rate primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at lower rates than the federal statutory rate and permanent tax deductions.

NOTE I — Employee Benefit Plans

The Company has one frozen defined benefit pension plan that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.

The following table sets forth the components of net periodic pension expense (benefit) for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest cost	$603	$612	$1,206	$1,224
Expected return on plan assets	(644)	(588)	(1,288)	(1,176)
Amortization of net loss	91	68	182	135

Total pension expense	$50	$92	$100	$183

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

The Company evaluates performance and allocates resources based on operating income or loss from continuing operations before net interest expense, financing costs amortization expense, gain on acquisition of business, foreign currency gain or loss, income taxes and noncontrolling interest. The accounting policies of the reportable segments are described in the summary of significant accounting policies.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE J — Reporting Segments – Continued

Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Three Months Ended June 30, 2011
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales	$49,121	$101,682	$49,895	$—	$200,698

Operating income (loss)	5,605	17,102	7,223	(8,441)	21,489

	Six Months Ended June 30, 2011
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales	$91,637	$175,055	$96,947	$—	$363,639

Operating income (loss)	9,357	28,622	15,670	(17,853)	35,796

	Three Months Ended June 30, 2010
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales	$31,381	$68,146	$39,617	$—	$139,144

Operating income (loss)	(866)	10,402	6,499	(7,472)	8,563

	Six Months Ended June 30, 2010
	Energy & Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales	$57,562	$127,113	$72,737	$—	$257,412

Operating income (loss)	(1,130)	19,325	12,100	(14,129)	16,166

NOTE K — Subsequent Event

On July 26, 2011, the Company announced that Chart Germany GmbH, a wholly-owned subsidiary of the Company, signed a definitive agreement to purchase GOFA Gocher Fahrzeugbau GmbH and related companies (collectively “GOFA”) for 27,000 EUR in cash, subject to customary working capital adjustments. Closing of the transaction is expected in the third quarter of 2011, subject to customary closing conditions. GOFA is located in Germany and manufactures and sells trailers, transport containers and swap bodies for cryogenic, chemical and gas applications. GOFA’s results will be included in the Company’s D&S segment.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE L— Supplemental Guarantor Financial Information

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

The following supplemental condensed consolidating and combining financial information of the Issuer (Chart Industries, Inc.), Subsidiary Guarantors and Subsidiary Non-Guarantors presents balance sheets as of June 30, 2011 and December 31, 2010, statements of operations for the three and six months ended June 30, 2011 and 2010, and statements of cash flows for the six months ended June 30, 2011 and 2010.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2011

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2011

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
ASSETS
Cash and cash equivalents	$57,181	$1,531	$93,663	$—	$152,375
Accounts receivable, net	—	82,053	39,677	—	121,730
Inventory, net	—	60,945	61,743	550	123,238
Other current assets	11,631	33,935	11,640	(125)	57,081

Total current assets	68,812	178,464	206,723	425	454,424
Property, plant and equipment, net	—	71,226	52,069	—	123,295
Goodwill	—	205,236	74,494	—	279,730
Intangible assets, net	—	131,398	7,071	—	138,469
Investments in affiliates	337,629	201,070	—	(537,887)	812
Intercompany receivables	372,738	—	—	(372,738)	—
Other assets	5,737	19,560	24,474	(37,939)	11,832

Total assets	$784,916	$806,954	$364,831	$(948,139)	$1,008,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$(8,918)	$149,193	$58,446	$(7,337)	$191,384

Total current liabilities	(8,918)	149,193	58,446	(7,337)	191,384
Long-term debt	215,175	—	29,863	(29,863)	215,175
Intercompany payables	—	304,488	67,752	(372,240)	—
Other long-term liabilities	37,742	15,644	7,700	—	61,086

Total liabilities	243,999	469,325	163,761	(409,440)	467,645
Common stock	294	—	—	—	294
Other stockholders’ equity	540,623	337,629	201,070	(538,699)	540,623

Total stockholders’ equity	540,917	337,629	201,070	(538,699)	540,917

Total liabilities and stockholders’ equity	$784,916	$806,954	$364,831	$(948,139)	$1,008,562

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2011

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2011

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2011

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$132,816	$70,189	$(2,307)	$200,698
Cost of sales	—	84,531	56,526	(2,689)	138,368

Gross profit	—	48,285	13,663	382	62,330
Selling, general and administrative expenses	102	33,851	6,888	—	40,841

Operating (loss) income	(102)	14,434	6,775	382	21,489
Interest expense, net	4,058	(996)	1,001	—	4,063
Other expense (income), net	324	330	286	—	940
Noncontrolling interest, net of tax	—	—	429	—	429

Income (loss) before income taxes and equity in	—	—	—	—	—
net (income) loss of subsidiaries	(4,484)	15,100	5,059	382	16,057
Income tax (benefit) provision	(1,593)	6,521	538	—	5,466
Equity in net (income) loss of subsidiaries	(13,482)	(4,905)	—	18,385	—

Net income (loss) attributable to Chart Industries, Inc.	$10,591	$13,482	$4,521	$(18,003)	$10,591

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$85,970	$55,289	$(2,115)	$139,144
Cost of sales	—	56,055	47,407	(1,893)	101,569

Gross profit	—	29,915	7,882	(222)	37,575
Selling, general and administrative expenses	168	23,537	5,307	—	29,012

Operating (loss) income	(168)	6,378	2,575	(222)	8,563
Interest expense, net	4,195	—	(14)	—	4,181
Other expense (income), net	1,962	449	(1,307)	—	1,104
Noncontrolling interest, net of tax	—	—	59	—	59

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(6,325)	5,929	3,837	(222)	3,219
Income tax (benefit) provision	(1,529)	2,098	251	—	820
Equity in net (income) loss of subsidiaries	(7,195)	(3,364)	—	10,559	—

Net income (loss) attributable to Chart Industries, Inc.	$2,399	$7,195	$3,586	$(10,781)	$2,399

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2011

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2011

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Net sales	$—	$247,519	$121,196	$(5,076)	$363,639
Cost of sales	—	153,289	100,895	(5,361)	248,823

Gross profit	—	94,230	20,301	285	114,816
Selling, general and administrative expenses	216	65,929	12,875	—	79,020

Operating (loss) income	(216)	28,301	7,426	285	35,796
Interest expense, net	8,144	(1,062)	915	—	7,997
Other expense (income), net	649	133	(276)	—	506
Noncontrolling interest, net of tax	—	—	302	—	302

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(9,009)	29,230	6,485	285	26,991
Income tax (benefit) provision	(3,018)	10,826	1,062	—	8,870
Equity in net (income) loss of subsidiaries	(24,112)	(5,708)	—	29,820	—

Net income (loss) attributable to Chart Industries, Inc.	$18,121	$24,112	$5,423	$(29,535)	$18,121

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Net sales	$—	$161,370	$99,546	$(3,504)	$257,412
Cost of sales	—	106,196	82,667	(3,302)	185,561

Gross profit	—	55,174	16,879	(202)	71,851
Selling, general and administrative expenses	281	46,191	9,213	—	55,685

Operating (loss) income	(281)	8,983	7,666	(202)	16,166
Interest expense, net	8,301	(9)	(51)	—	8,241
Other expense (income), net	2,366	416	(111)	—	2,671
Noncontrolling interest, net of tax	—	—	94	—	94

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(10,948)	8,576	7,734	(202)	5,160
Income tax (benefit) provision	(2,728)	2,971	1,134	—	1,377
Equity in net (income) loss of subsidiaries	(12,003)	(6,398)	—	18,401	—

Net income (loss) attributable to Chart Industries, Inc.	$3,783	$12,003	$6,600	$(18,603)	$3,783

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2011

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2011

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(15,730)	$13,162	$(9,139)	$(3,072)	$(14,779)
Cash flows from investing activities:
Capital expenditures	—	(7,712)	(2,721)	—	(10,433)
Acquisition of businesses, net of cash acquired	—	(1,610)	—	—	(1,610)
Other investing activities	—	388	—	—	388

Net cash used in investing activities	—	(8,934)	(2,721)	—	(11,655)

Cash flows from financing activities:
Net debt activity	(3,250)	—	—	—	(3,250)
Payment of deferred financing costs	(347)	—	—	—	(347)
Other financing activities	10,779	—	—	—	10,779
Intercompany account changes	(3,888)	(5,525)	6,341	3,072	—

Net cash provided by (used in) financing activities	3,294	(5,525)	6,341	3,072	7,182

Net decrease in cash and cash equivalents	(12,436)	(1,297)	(5,519)	—	(19,252)
Effect of exchange rate changes on cash	—	—	6,515	—	6,515
Cash and cash equivalents, beginning of period	69,617	2,828	92,667	—	165,112

Cash and cash equivalents, end of period	$57,181	$1,531	$93,663	$—	$152,375

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2011

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

For the six months ended June 30, 2011, orders were $576.9 million and backlog has increased to $454.0 million compared to $236.4 million at December 31, 2010. We continued to experience significant improvement in our sales, gross profit and operating income during the six months ended June 30, 2011. This improvement was largely due to an increase in orders across all business segments, particularly natural gas related opportunities as well as from the acquisitions of Cryotech International (“Cryotech”) and SeQual Technologies Inc. (“SeQual”). We continue to see increasing orders in our E&C segment including several recently booked large Natural Gas Liquids (“NGL”) and LNG related projects. Sales for the six months ended June 30, 2011 were $363.6 million compared to sales of $257.4 million for the six months ended June 30, 2010, reflecting an increase of $106.2 million, or 41.3%. Acquisitions added $26.1 million in sales for the six months ended June 30, 2011. Our gross profit for the six months ended June 30, 2011 was $114.8 million, or 31.6% of sales, as compared to $71.9 million, or 27.9% of sales, for the same period in 2010. In addition, our operating income for the six months ended June 30, 2011 was $35.8 million compared to $16.2 million for the same period in 2010.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our three operating segments for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales
Energy & Chemicals	$49,121	$31,381	$91,637	$57,562
Distribution & Storage	101,682	68,146	175,055	127,113
BioMedical	49,895	39,617	96,947	72,737

Total	$200,698	$139,144	$363,639	$257,412

Gross Profit
Energy & Chemicals	$14,259	$5,111	$26,060	$10,865
Distribution & Storage	28,708	18,683	50,443	35,978
BioMedical	19,363	13,781	38,313	25,008

Total	$62,330	$37,575	$114,816	$71,851

Gross Profit Margin
Energy & Chemicals	29.0%	16.3%	28.4%	18.9%
Distribution & Storage	28.2%	27.4%	28.8%	28.3%
BioMedical	38.8%	34.8%	39.5%	34.4%
Total	31.1%	27.0%	31.6%	27.9%

Operating Income (Loss)
Energy & Chemicals	$5,605	$(866)	$9,357	$(1,130)
Distribution & Storage	17,102	10,402	28,622	19,325
BioMedical	7,223	6,499	15,670	12,100
Corporate	(8,441)	(7,472)	(17,853)	(14,129)

Total	$21,489	$8,563	$35,796	$16,166

Sales

Sales for the three months ended June 30, 2011 were $200.7 million compared to $139.1 million for the three months ended June 30, 2010, reflecting an increase of $61.6 million, or 44.2%. The primary drivers of the increase in sales are recently completed acquisitions and energy related opportunities, particularly natural gas. E&C segment sales were $49.1 million for the three months ended June 30, 2011 compared with sales of $31.4 million for three months ended June 30, 2010, which reflected an increase of $17.7 million or 56.4%. This increase in E&C sales for the three months ended June 30, 2011 was primarily due to improved volume and pricing in brazed aluminum heat exchangers and process systems. D&S segment sales increased $33.6 million, or 49.3%, to $101.7 million for the three months ended June 30, 2011 from $68.1 million for the three months ended June 30, 2010. The increase in sales was largely due to improved volume across all product lines, particularly mobile equipment and package gas. Sales for bulk storage systems and package gas systems increased $17.0 million and $16.6 million, respectively. In addition, Cryotech, which was acquired in August 2010, contributed $3.6 million during the quarter, which is included in the bulk storage systems sales increase noted above. In addition, D&S segment sales were positively affected in the second quarter of 2011 by the strengthening of the euro and the Czech koruna against the U.S. dollar as compared to exchange rates experienced during the same period in 2010. BioMedical segment sales for the three months ended June 30, 2011 were $49.9 million compared to $39.6 million for the same period in 2010, which reflected an increase of $10.3 million, or 25.9%. The increase was primarily driven by the acquisition of SeQual in December 2010. This acquisition contributed $10.3 million to the increase in medical respiratory sales. Biological storage system sales experienced increased demand domestically which was offset by lower sales in Europe and Asia.

Gross Profit and Margin

Gross profit for the three months ended June 30, 2011 was $62.3 million, or 31.1% of sales, versus $37.6 million, or 27.0% of sales, for the three months ended June 30, 2010 and reflected an increase of $24.7 million. E&C segment gross profit increased $9.1 million and its margin increased 12.7 percentage points due to increased volume, higher margin projects and improved pricing. Gross profit for the D&S segment increased $10.0 million, as margin improved slightly for the three months ended June 30, 2011, largely due to higher volume partially offset by increased material costs. The BioMedical gross profit increased $5.6 million as margin increased 4.0 percentage points for the three months ended June 30, 2011 as compared to the same period in 2010. The increase is primarily the result of higher volume, favorable product mix and lower restructuring costs related to the closure of the Plainfield, Indiana manufacturing facility.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses for the three months ended June 30, 2011 were $36.3 million, or 18.1% of sales, compared to $25.5 million, or 18.3% of sales, for the three months ended June 30, 2010. SG&A expenses for the E&C segment were $7.7 million for the three months ended June 30, 2011 compared to $5.1 million for the three months ended June 30, 2010, an increase of $2.6 million. The increase was primarily attributable to increased sales commission costs related to higher sales volumes. D&S segment SG&A expenses for the three months ended June 30, 2011 were $10.4 million compared to $7.2 million for the three months ended June 30, 2010, an increase of $3.2 million. This increase was primarily attributable to the acquisition of Cryotech during 2010 and higher marketing and sales commission expense due to increased sales volume as well as targeting new growth opportunities. SG&A expenses for the BioMedical segment were $9.8 million for the three months ended June 30, 2011 and $6.0 million for the three months ended June 30, 2010. The increase of $3.8 million was primarily attributable to the SeQual and Covidien acquisitions. Corporate SG&A expenses for the three months ended June 30, 2011 were $8.4 million compared to $7.2 million for the three months ended June 30, 2010. This increase of $1.2 million was attributable to higher stock-based compensation expense and employee related costs.

Loss on Disposal of Assets/Asset impairment charge

A loss on disposal of assets of $1.2 million was recorded for the three months ended June 30, 2011 as a result of the disposal of the remaining assets at the BioMedical Plainfield, Indiana facility as part of the final closure of the facility in May 2011. Production was transferred to the new Canton, Georgia BioMedical facility during the quarter.

An asset impairment charge of $0.7 million for the three months ended June 30, 2010 was the result of certain equipment at the Plainfield, Indiana facility being written down to its net realizable value as part of the closure of the facility.

Amortization Expense

Amortization expense for the three months ended June 30, 2011 was $3.3 million, or 1.6% of sales, compared to $2.8 million, or 2.0% of sales for the three months ended June 30, 2010. The increase of $0.5 million results from amortization of intangible assets from the acquisition of SeQual.

Operating Income

As a result of the foregoing, operating income for the three months ended June 30, 2011 was $21.5 million, or 10.7% of sales, an increase of $12.9 million compared to operating income of $8.6 million, or 6.2% of sales, for the same period in 2010.

Net Interest Expense and Amortization of Deferred Financing Costs

Net interest expense for the three months ended June 30, 2011 and 2010 was $4.1 million and $4.2 million, respectively. The decrease in interest expense of $0.1 million for the three months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to a lower average debt outstanding on the term loan partially offset by slightly higher variable interest rates. Amortization of deferred financing costs was $0.3 million for the three months ended June 30, 2011 and $2.0 million for the three months ended June 30, 2010. The decrease of $1.7 million was due to the $1.7 million write off of the remaining deferred financing costs related to the previous senior credit facility, which was refinanced in May 2010.

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

Other Expense and Income

For the three months ended June 30, 2011 and 2010, foreign currency losses were $0.6 million and $0.3 million, respectively.

Income Tax Expense

Income tax expense of $5.5 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively, represents taxes on both U.S. and foreign earnings at an effective income tax rate of 33.2% and 25.0%, respectively. The prior year quarter included a permanent tax difference on the bargain purchase gain on the Japanese assets associated with the Covidien Acquisition reducing the effective tax rate. Additionally, during the three months ended June 30, 2011 domestic earnings, which are taxed at a higher rate, increased compared to foreign earnings.

Net Income

As a result of the foregoing, reported net income for the three months ended June 30, 2011 and 2010 was $10.6 million and $2.4 million, respectively.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Sales

Sales for the six months ended June 30, 2011 were $363.6 million compared to $257.4 million for the six months ended June 30, 2010, reflecting an increase of $106.2 million, or 41.3%. E&C segment sales were $91.6 million for the six months ended June 30, 2011 compared with sales of $57.6 million for the same period in 2010, which represented an increase of $34.0 million, or 59.0%. The improvement was primarily attributable to increased volume in all businesses including brazed aluminum and air cooled heat exchangers as well as process systems. D&S segment sales increased $48.0 million, or 37.8%, to $175.1 million for the six months ended June 30, 2011 from $127.1 million for the six months ended June 30, 2010. Bulk storage system sales and package gas system sales increased $27.6 million and $20.4 million, respectively, for the six months ended June 30, 2011 compared to the same period in 2010. Cryotech, which was acquired in August 2010, added $7.2 million to the increase in bulk storage system sales. In addition, D&S segment sales were positively impacted during the six months ended June 30, 2011 as a result of the strengthening of the euro and the Czech koruna against the U.S. dollar. BioMedical segment sales increased $24.2 million, or 33.3%, to $96.9 million for the six months ended June 30, 2011 compared to $72.7 million for the six months ended June 30, 2010. The increase was primarily driven by the acquisition of SeQual in December 2010, which added $18.9 million of medical respiratory sales during the six months ended June 30, 2011. Biological storage systems sales also increased $4.7 million during the six months ended June 30, 2011 as a result of increased demand in the U.S. and Asia.

Gross Profit and Margin

Gross profit for the six months ended June 30, 2011 was $114.8 million, or 31.6% of sales, versus $71.9 million, or 27.9% of sales, for the six months ended June 30, 2010 resulting in a $42.9 million increase. E&C segment gross profit increased $15.2 million, or 9.5 percentage points in the 2011 period compared to the 2010 period, primarily due to increased volume and higher margins in both brazed aluminum heat exchangers and process systems. Gross profit for the D&S segment increased $14.5 million as margin improved slightly for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to higher volume and improved capacity utilization, partially offset by increased material costs. BioMedical gross profit increased $13.3 million, as margin increased 5.1 percentage points, for the six months ended June 30, 2011 compared to the same period in 2010. BioMedical gross profit margin increased in 2011 primarily due to higher volume and lower restructuring costs related to the planned closure of the Plainfield, Indiana facility for the six months ended June 30, 2011 as compared to the same period in 2010. A decrease in non-cash charges of $1.0 million related to the write up of acquired inventory to fair value from the acquisition of SeQual that was sold during the six months ended June 30, 2011 as compared to the non-cash inventory charges related to the Covidien Acquisition during the six months ended June 30, 2010 also contributed to the gross profit margin increase.

SG&A

SG&A expenses for the six months ended June 30, 2011 were $71.2 million, or 19.6% of sales, versus $49.5 million, or 19.2% of sales, for the six months ended June 30, 2010. SG&A expenses for the E&C segment were $14.8 million for the six months ended June 30, 2011 compared to $10.1 million for the six months ended June 30, 2010, an increase of $4.7 million. The increase for the E&C segment was primarily the result of higher variable incentive compensation expenses and sales commissions due to increased volume during 2011 as compared to the same period in 2010. D&S segment SG&A expenses for the six months ended June 30, 2011 were $19.3 million compared to $14.4 million for the six months ended June 30, 2010, an increase of $4.9 million. This increase was primarily attributable to the acquisition of Cryotech in August 2010 and increased employee related costs and sales and marketing costs as sales continue to improve. SG&A expenses for the BioMedical segment were $19.2 million for the six months ended June 30, 2011, an increase of $8.1 million compared to the six months ended June 30, 2010. The increase was largely due to compensation, integration and restructuring costs as a result of the acquisition of SeQual in December 2010 and Clever Fellows Innovation Consortium, Inc. in April 2011. Corporate SG&A expenses for the six months ended June 30, 2011 were $17.9 million compared to $13.9 million for the six months ended June 30, 2010. This increase of $4.0 million was attributable to higher stock-based compensation and employee related costs.

Amortization Expense

Amortization expense for the six months ended June 30, 2011 was $6.6 million, or 1.8% of sales, compared to $5.5 million, or 2.1% of sales, for the six months ended June 30, 2010. The increase of $1.1 million results from amortization of intangible assets from the acquisition of SeQual.

Loss on Disposal of Assets/Asset impairment charge

A loss on disposal of assets of $1.2 million was recorded for the six months ended June 30, 2011 as a result of the disposal of the remaining assets at the BioMedical Plainfield, Indiana facility as part of the final closure of the facility in May 2011.

An asset impairment charge of $0.7 million for the six months ended June 30, 2010 was the result of certain equipment at the Plainfield, Indiana facility being written down to its net realizable value as part of the closure of the facility.

Operating Income

As a result of the foregoing, operating income for the six months ended June 30, 2011 was $35.8 million, or 9.8% of sales, an increase of $19.6 million compared to operating income of $16.2 million, or 6.3% of sales, for the same period in 2010.

Net Interest Expense and Amortization of Deferred Financing Costs

Net interest expense for the six months ended June 30, 2011 and 2010 was $8.0 million and $8.2 million, respectively. The decrease in interest expense of $0.2 million for the six months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to a lower average debt outstanding on the term loan partially offset by slightly higher variable interest rates. Amortization of deferred financing costs was $0.6 million for the six months ended June 30, 2011 and $2.4 million for the six months ended June 30, 2010. The decrease of $1.8 million was due to the $1.7 million write off of the remaining deferred financing costs related to the previous senior credit facility, which was refinanced in May 2010.

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

Other Expenses and Income

For the six months ended June 30, 2011, foreign currency gains were $0.1 million as compared to currency losses of $1.4 million for the same period in 2010. The currency gains are largely due to the strengthening of the euro against the U.S. dollar during the six months ended June 30, 2011 as compared to the same period in the prior year.

Income Tax Expense

Income tax expense of $8.9 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively, represents taxes on both domestic and foreign earnings at an annual effective income tax rate of 32.5% and 26.2%, respectively. The prior year included a permanent tax difference on the bargain purchase gain on the Japanese assets associated with the Covidien Acquisition reducing the effective tax rate in 2010. Additionally, during the six months ended June 30, 2011 domestic earnings, which are taxed at a higher rate, increased compared to foreign earnings.

Net Income

As a result of the foregoing, net income for the six months ended June 30, 2011 and 2010 was $18.1 million and $3.8 million, respectively.

Liquidity and Capital Resources

Debt Instruments and Related Covenants

On May 18, 2010, the Company completed the refinancing of its prior credit facility with a $200.0 million senior secured credit facility (“Senior Credit Facility”). The new Senior Credit Facility consists of a $65.0 million term loan and a $135.0 million revolving credit facility with a scheduled maturity date of May 18, 2015. Under the terms of the new facility, 10% of the $65.0 million term loan is payable in quarterly installments of $1.6 million with the balance due in 2015. The balance due on the term loan was $58.5 million at June 30, 2011.

As of June 30, 2011, the Company had $163.2 million outstanding under its senior subordinated notes (“Subordinated Notes”) and $25.6 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility. The Company is in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. Availability on the revolving portion of the Senior Credit Facility was $109.4 million at June 30, 2011.

Chart Ferox, a.s., or Ferox, our wholly-owned subsidiary that operates in the Czech Republic, maintains secured revolving credit facilities with capacity of up to 175.0 million Czech korunas (“CSK”). Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. As of June 30, 2011, there were $8.4 million of bank guarantees supported by such facilities.

Sources and Use of Cash

Cash used by operations for the six months ended June 30, 2011 was $14.8 million compared with cash provided by operations of $14.6 million for the six months ended June 30, 2010. Cash used in operations during 2011 as compared to cash provided by operations during the same period in 2010 was the result of an increase in funds used for working capital as accounts receivable and inventory increased in response to significantly improved business conditions and order trends.

Cash used in investing activities for the six months ended June 30, 2011 was $11.7 million compared to $13.0 million for the six months ended June 30, 2010. Capital expenditures for the six months ended June 30, 2011 were $10.4 million compared with $7.9 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, $1.6 million of cash was used to acquire Clever Fellows Innovation Consortium, Inc. in April 2011. During the six months ended June 30, 2010, $1.0 million in cash was used to acquire the Japanese liquid oxygen therapy business of Covidien. In addition, the final purchase payments for Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd. (“Golden Phoenix”) of $4.1 million were paid during the 2010 period.

Cash provided by financing activities for the six months ended June 30, 2011 was $7.2 million. Quarterly principal payments totaling $3.3 million were made on the term loan portion of the Senior Credit Facility and $4.9 million in proceeds from stock option exercises were received during the six months ended June 30, 2011. Cash used by financing activities for the six months ended June 30, 2010 was $17.5 million. The Company made a $15.0 million principal payment on the term loan portion of the credit facility as part of the refinancing.

Cash Requirements

The Company does not anticipate any unusual cash requirements for working capital needs, but expects to use $10 to $15 million of cash for capital expenditures for the remaining six months of 2011. Capital expenditures are expected to be used primarily for continued automation, process improvements and/or expansions at existing manufacturing facilities, including New Iberia, Louisiana and Changzhou, China to support recent strong order trends and continued business growth. In addition, we are anticipating an approximately $1.1 million contingency payment related to the earn-out on the acquisition of Cryotech.

During 2011, the Company will continue to consider making acquisitions or other investments as part of its strategic growth initiatives and expects to fund these acquisitions with primarily cash or stock. The Company expects to pay approximately 27.0 million EUR, subject to working capital adjustments, during the third quarter for the expected acquisition of GOFA Gocher Fahrzeugbau GmbH and related companies.

For the remaining six months of 2011, cash requirements for debt service are anticipated to be approximately $8.0 million for interest payments under the Subordinated Notes and the Senior Credit Facility. We are required to make quarterly principal payments of $1.6 million under the term loan portion of the Senior Credit Facility. We may also from time to time seek to purchase a portion of our Subordinated Notes outstanding through cash purchases on the open market, privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, our liquidity requirements and our debt covenants. For the remainder of 2011, we expect to use approximately $9.5 million of cash for both U.S. and foreign income taxes and to contribute approximately $0.7 million of cash to our defined benefit pension plan to meet ERISA minimum funding requirements. We believe that our cash flow from operations, available cash and available borrowings under our Senior Credit Facility should be adequate to meet our working capital, capital expenditure, debt service and other operational funding requirements for the remainder of 2011 and into 2012.

Orders and Backlog

We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and it is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties. Backlog as of June 30, 2011 was $454.0 million compared to $364.8 million as of March 31, 2011.

The following table sets forth orders and backlog by segment for the periods indicated:

	Three Months Ended
	June 30, 2011	March 31, 2011
Orders
Energy & Chemicals	$108,793	$145,160
Distribution & Storage	121,688	94,523
BioMedical	57,677	49,096

Total	$288,158	$288,779

Backlog
Energy & Chemicals	$278,463	$218,627
Distribution & Storage	153,954	132,496
BioMedical	21,629	13,705

Total	$454,046	$364,828

E&C orders for the three months ended June 30, 2011 were $108.8 million compared to $145.2 million for the three months ended March 31, 2011. E&C backlog totaled $278.5 million at June 30, 2011 compared to $218.6 million at March 31, 2011. The decrease of $36.4 million, or 25.1%, in orders is due to the receipt during the three months ended March 31, 2011 of a contract in excess of $90 million to provide the process design and proprietary equipment for a world scale Nitrogen Rejection facility with integrated NGL recovery to be constructed in the State of Qatar. The second quarter of 2011 included an order in excess of $40 million for an LNG project in Eastern Australia. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter.

D&S orders for the three months ended June 30, 2011 were a record $121.7 million compared to $94.5 million for the three months ended March 31, 2011. D&S backlog totaled $154.0 million at June 30, 2011 compared to $132.5 million at March 31, 2011. Orders for both bulk systems and package gas systems increased during the three months ended June 30, 2011 versus the three months ended March 31, 2011 largely due to continued growth in LNG related opportunities.

BioMedical orders for the three months ended June 30, 2011 were $57.7 million compared to $49.1 million for the three months ended March 31, 2011. BioMedical backlog at June 30, 2011 totaled $21.6 million compared to $13.7 million at March 31, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the Securities Act.

Application of Critical Accounting Policies

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts, inventory valuation reserves, goodwill, indefinite-lived intangibles, environmental remediation obligations, product warranty costs, debt covenants, pensions and deferred tax assets. There have been no significant changes in accounting policies since December 31, 2010.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements”. These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue,” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A — “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2010), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

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

•

general economic, political, business and market risks associated with our global operations, including the recent political stability in North Africa and the Middle East and the recent natural disaster and related complications in Japan;

•	fluctuations in foreign currency exchange rates and interest rates;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	financial distress of third parties;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	our ability to successfully manage our planned operational expansions;

•	difficulties in implementing a new ERP system;

•	the loss of key employees;

•	the pricing and availability of raw materials;

•	litigation and disputes involving us, including the extent of product liability, warranty, contract, employment and environmental claims asserted against us;

•	United States Food and Drug Administration and comparable foreign regulation of our products;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	additional liabilities related to taxes;

•	the underfunded status of our pension plan;

•	our ability to continue our technical innovation in our product lines;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	disruptions in our operations due to severe weather;

•	potential violations of the Foreign Corrupt Practices Act;

•	increased government regulation;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	risks associated with our indebtedness, leverage, debt service and liquidity;

•	fluctuations in the price of our stock; and

•	other factors described herein and in documents incorporated by reference.

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

The Company’s primary interest rate risk exposure results from the various floating rate pricing mechanisms on the Senior Credit Facility. If interest rates were to increase 200 basis points (2 percent) from June 30, 2011 rates, and assuming no changes in debt from the June 30, 2011 levels, the additional annual expense would be approximately $1.2 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the euro, the British pound, the Czech koruna, the Japanese yen and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At June 30, 2011, the Company had foreign exchange contracts with notional amounts of (i) 4,700,000 Czech koruna to sell against the U.S. dollar, (ii) 8,000,000 euros to sell against the U.S. dollar, (iii) 368,237,000 Japanese yen to sell against the U.S. dollar, (iv) 600,000 Australian dollars to sell against the U.S. dollar, (v) 300,000 British pounds to sell against the euro, (vi) 2,000,000 Norwegian kroner to sell against the euro, (vii) 850,000 U.S. dollars to sell against the against the Czech koruna, and

(viii) 1,300,000 euros to sell against the Czech koruna. At June 30, 2011, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.

Item 4. Controls and Procedures

As of June 30, 2011, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

The Company is undertaking a phased implementation and upgrade of its existing J D Edwards Global Enterprise Resource Planning software system, and nine sites have now gone “live” as of June 30, 2011 with the remaining sites planning to go “live” during the remaining six months of 2011. The phased implementation has not materially altered the Company’s internal controls. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and that its internal controls will be enhanced as a result of the implementation of the new system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)	None.

b.)	None.

c.)	During the second quarter of 2011, we repurchased 595 shares of common stock to satisfy tax withholding obligations relating to the payment of directors’ stock grants for an aggregate purchase price of approximately $27,000. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2011	148	54.41
May 1 – 31, 2011	447	42.77
June 1 – 30, 2011	—	—	—	—

Total	595	$45.67	—	—

Item 6. Exhibits

The following exhibits are filed with this report:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (x)

32.1	Section 1350 Certification of Chief Executive Officer (x)

32.2	Section 1350 Certification of Chief Financial Officer (x)

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on July 27, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(x) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date: July 27, 2011	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)