Form 10-Q
period 2011-09-30
CHART INDUSTRIES INC
filed 2011-10-27
CIK 892553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At October 27, 2011, there were 29,456,659 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$382,045	$165,112
Accounts receivable, net	123,135	88,131
Inventories, net	135,732	104,435
Unbilled contract revenue	25,557	22,070
Other current assets	31,348	26,733

Total Current Assets	697,817	406,481

Property, plant and equipment, net	137,681	116,158
Goodwill	286,222	275,913
Identifiable intangible assets, net	145,662	144,286
Other assets, net	13,385	13,047

TOTAL ASSETS	$1,280,767	$955,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$76,010	$54,749
Customer advances and billings in excess of contract revenue	76,687	51,661
Accrued expenses and other current liabilities	63,538	59,319
Current portion of long-term debt	169,675	6,500

Total Current Liabilities	385,910	172,229

Long-term debt	222,681	218,425
Other long-term liabilities	68,671	63,857
Equity
Chart Industries’ shareholders’ equity:
Common stock, par value $.01 per share – 150,000,000 shares authorized, 29,454,870 and 28,481,586 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	295	288
Additional paid-in capital	328,115	258,425
Retained earnings	266,301	230,640
Accumulated other comprehensive income	6,175	9,811

Total Chart Industries, Inc. shareholders’ equity	600,886	499,164
Noncontrolling interest	2,619	2,210

Total equity	603,505	501,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,280,767	$955,885

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales	$211,311	$139,205	$574,950	$396,617
Cost of sales	144,680	96,404	393,503	281,965

Gross profit	66,631	42,801	181,447	114,652

Selling, general and administrative expenses	34,127	26,225	105,326	75,711
Amortization expense	3,342	2,728	9,947	8,227
Asset impairment	—	609	—	1,309
Loss on disposal of assets	119	—	1,335	—

	37,588	29,562	116,608	85,247

Operating income	29,043	13,239	64,839	29,405

Other expenses (income):
Gain on acquisition of business	—	—	—	(1,124)
Interest expense, net	6,361	4,077	14,358	12,318
Financing costs amortization	445	370	1,094	2,736
Foreign currency (gains) losses	(2,390)	(143)	(2,533)	1,286

	4,416	4,304	12,919	15,216

Income before income taxes	24,627	8,935	51,920	14,189

Income tax expense	7,122	2,270	15,992	3,647

Net income	17,505	6,665	35,928	10,542

Noncontrolling interest, net of taxes	(35)	90	267	184

Net income attributable to Chart Industries, Inc.	$17,540	$6,575	$35,661	$10,358

Net income attributable to Chart Industries, Inc. per common share – basic	$0.60	$0.23	$1.23	$0.36

Net income attributable to Chart Industries, Inc. per common share – diluted	$0.59	$0.23	$1.19	$0.35

Weighted average number of common shares outstanding - basic	29,288	28,528	29,088	28,519

Weighted average number of common shares outstanding - diluted	29,966	29,172	29,871	29,196

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$35,661	$10,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,410	17,575
Interest accretion of convertible notes discount	1,421	—
Employee stock and stock option related compensation expense	4,208	3,561
Financing costs amortization	1,094	2,736
Gain on acquisition of business	—	(1,124)
Foreign currency (gains) losses	(2,533)	1,286
Asset impairment charge	—	1,309
Loss on disposal of assets	1,335	—
Other non-cash operating activities	(1,828)	2,775
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(22,403)	(4,923)
Inventory	(22,193)	(9,052)
Unbilled contract revenues and other current assets	(10,244)	5,589
Accounts payable and other current liabilities	7,510	5,397
Customer advances and billings in excess of contract revenue	24,605	1,598

Net Cash Provided By Operating Activities	37,043	37,085

INVESTING ACTIVITIES
Capital expenditures	(15,161)	(11,785)
Acquisition of businesses, net of cash acquired	(37,680)	(9,165)
Other investing activities	388	(400)

Net Cash Used In Investing Activities	(52,453)	(21,350)

FINANCING ACTIVITIES
Principal payments on long-term debt	(4,875)	(16,625)
Proceeds from exercise of options	5,101	44
Tax benefit from exercise of stock options	6,984	—
Proceeds from issuance of convertible notes	250,000	—
Proceeds from issuance of warrants	48,848	—
Payment for call options related to convertible notes	(66,486)	—
Payment of contingent consideration	(1,300)	—
Payment of deferred financing costs	(7,340)	(2,820)
Other financing activities	(1,090)	(56)

Net Cash Provided By (Used In) Financing Activities	229,842	(19,457)

Net increase (decrease) in cash and cash equivalents	214,432	(3,722)
Effect of exchange rate changes on cash	2,501	1,200
Cash and cash equivalents at beginning of period	165,112	211,168

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$382,045	$208,646

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The September 30, 2011 and December 31, 2010 balances include money market investments.

Short-Term Investments: From time to time, the Company invests in short-term, highly liquid, variable rate instruments, which have stated maturities of greater than three months but less than six months. These short term investments are recorded at cost which approximates fair value. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, classifies investment securities as current assets. There are no short term investments at September 30, 2011 or December 31, 2010.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	September 30, 2011	December 31, 2010
Raw materials and supplies	$54,010	$35,565
Work in process	34,593	23,643
Finished goods	47,129	45,227

	$135,732	$104,435

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

Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$12,849	$9,308	$13,372	$8,764
Warranty expense	1,631	1,112	5,233	3,212
Warranty usage	(1,949)	(545)	(6,074)	(2,101)
Acquired warranty reserves	817	—	817	—

Ending balance	$13,348	$9,875	$13,348	$9,875

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

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

The following table displays the gross carrying amount and accumulated amortization for all intangible assets.

		September 30, 2011		December 31, 2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets:
Unpatented technology	9 years	$18,245	$(8,604)	$15,073	$(7,275)
Patents	10 years	9,047	(5,180)	8,497	(4,304)
Product names	14 years	7,083	(1,671)	5,676	(1,285)
Non-compete agreements	3 years	2,130	(2,130)	2,130	(1,952)
Customer relations	13 years	132,053	(46,292)	125,848	(39,103)

		$168,558	$(63,877)	$157,224	$(53,919)

Indefinite-lived intangible assets:
Trademarks and trade names		$37,911		$37,911
In-process research and development		3,070		3,070

		$40,981		$40,981

The following table represents the changes in goodwill:

Balance at December 31, 2010	$275,913
Acquisition of Clever Fellows Innovation Consortium	2,821
Acquisition of GOFA Gocher Fahrzeugbau GmbH	8,518
Foreign currency adjustments	(1,030)

Balance at September 30, 2011	$286,222

Amortization expense for finite-lived intangible assets was $3,342 and $2,728 for the three months ended September 30, 2011 and 2010, respectively, and $9,947 and $8,227 for the nine months ended September 30, 2011 and 2010, respectively, and is estimated to be approximately $14,000 for 2011 and an average of $12,000 for years 2012 through 2016.

Stock-based Compensation: The Company records stock-based compensation according to current accounting guidance which requires all share-based payments to employees and directors, including grants of employee stock options, to be measured at fair value on the date of grant.

During the nine months ended September 30, 2011, the Company granted 150 stock options, 59 shares of restricted stock and stock unit awards and 59 performance stock units. The stock options vest over a four year period. Restricted stock and stock unit awards vest over a three year period and performance stock units are earned over a three year measurement period.

Stock-based compensation expense was $1,407 and $1,300 for the three months ended September 30, 2011 and 2010, respectively, and $4,208 and $3,561 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the total stock-based compensation expected to be recognized over the weighted average period of approximately 2.1 years is $4,934.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation – Continued

Convertible Debt: The Company determines if the embedded conversion feature within the Convertible Senior Subordinated Notes (the “Convertible Notes”) is indexed to the Company’s common stock and therefore exempt from separate accounting treatment under ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” Convertible Notes exempt from derivative accounting are recognized according to ASC 470-20, “Debt with Conversion and Other Options” by bifurcating the principal balance into a liability component and an equity component where the fair value of the liability component is estimated by calculating the present value of its cash flows discounted at an interest rate that the Company would have received for similar debt instruments that have no conversion rights (the “straight-debt rate”), and the equity component is the residual amount, which creates a discount on the Convertible Notes. The Company subsequently recognizes non-cash interest expense as the carrying value of the Convertible Notes is accreted back to its principal amount.

Recently Issued Accounting Pronouncements: In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350).” This ASU modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. This ASU is effective for fiscal years and interim periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220).” The amendments in the ASU revise the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Topic 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income. This ASU is effective for fiscal years beginning after December 15, 2011. The Company does not believe that the adoption of this guidance will have a material effect on the financial statements of the Company since the amendments affect financial statement presentation only.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” The amendments in the ASU permit companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating the guidance and does not believe it will have a material effect on the financial statements of the Company.

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

The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, British pound, Japanese yen, and Czech koruna. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Changes in their fair value are recorded in the consolidated statement of operations as foreign currency expense or income. The changes in fair value generated net gains of $1,379 and $1,943 for the three and nine months ended September 30, 2011, respectively, and a net gain of $20 and a net loss of $681 for the three and nine months ended September 30, 2010, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE B — Fair Value Measurements – Continued

At September 30, 2011, the fair value of the Company’s derivative assets and liabilities representing foreign currency forward contracts was $1,380 and $180, respectively. At December 31, 2010, the fair value of the Company’s derivative liabilities representing foreign currency forward contracts was $807. These amounts were recorded on the balance sheet as other current liabilities. As of September 30, 2011, the Company held forward currency contracts to sell (i) 16,600 euros against the U.S. dollar, (ii) 130,000 Japanese yen against the U.S. dollar, (iii) 560 Australian dollars against the U.S. dollar, (iv) 180 British pounds against the U.S dollar, (v) 5,700 Norwegian kroner against the euro, and (vi) 3,210 euros against the Czech koruna. As of December 31, 2010, the Company held forward currency contracts to sell (i) 16,900 euros against the Czech koruna, (ii) 386,853 Japanese yen against the U.S. dollar, (iii) 5,000 U.S. dollars against the euro, (iv) 500 Australian dollars against the U.S. dollar, and (v) 75 British pounds against the euro. The Company’s foreign currency forward contracts are not exchange traded instruments and, accordingly, are classified as being valued using level 2 inputs which are based on observable inputs such as quoted prices for similar assets and liabilities in active markets.

The Company does not enter into derivative instruments for trading or speculative purposes.

The fair value of the Company’s Term Loan is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under this method, the fair value of the Company’s Term Loan approximated its carrying value at September 30, 2011 and December 31, 2010.

The fair value of the liability component of the Company’s Convertible Notes is based on the present value of its associated cash flows using the Company’s interest rate for similar debt instruments without a conversion feature. Under this method, the fair value of the liability component of the Convertible Notes approximated its carrying value at September 30, 2011.

NOTE C — Debt and Credit Arrangements

In August 2011, the Company issued 2.00% Convertible Notes due 2018 in the aggregate principal amount of $250,000 in an offering registered under the Securities Act of 1933, as amended. The net proceeds from the offering were approximately $242,700 after deducting the underwriters’ discount and estimated offering expenses. The Convertible Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on February 1 and August 1 of each year beginning February 1, 2012. The Convertible Notes will mature on August 1, 2018.

The Convertible Notes are senior subordinated unsecured obligations of the Company and are not guaranteed by any of the Company’s subsidiaries. The Convertible Notes are subordinated in right of payment to the Company’s existing and future senior indebtedness, including indebtedness under the Company’s existing credit agreement, and rank equally in right of payment with any future senior subordinated debt. The Convertible Notes rank senior in right of payment to the Company’s future subordinated debt.

Prior to the close of business on the business day immediately preceding May 1, 2018, the Convertible Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2011 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price for the Convertible Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which, as determined following a request by a holder of Convertible Notes as provided in the bond indenture (the “Indenture”), the trading price per $1,000 principal amount of Convertible Notes for each trading day of such Measurement Period was less than 97% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate for the Convertible Notes on each such trading day; or (3) upon the occurrence of specified corporate events pursuant to the terms of the Indenture. On or after May 1, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders of the Convertible Notes may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. It is the Company’s intention to settle any excess conversion value in shares of the Company’s common stock.

The conversion rate will initially equal 14.4865 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $69.03 per share. The conversion rate will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following the occurrence of a make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes prior to maturity. No sinking fund will be provided for the Convertible Notes. If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to purchase

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements – Continued

the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. In certain Events of Default, as defined in the Indenture, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of then outstanding Convertible Notes by notice to the Company and to the Trustee, may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all then outstanding Convertible Notes to be due and payable. Upon such a declaration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

As of September 30, 2011, the Convertible Notes were not convertible.

In connection with the issuance of the Convertible Notes, the Company entered into privately-negotiated convertible note hedge and capped call transactions with affiliates of certain of the underwriters (the “Option Counterparties”). The convertible note hedge and capped call transactions relate to, collectively, 3,622 shares, which represents the number of shares of the Company’s common stock underlying the Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes. These convertible note hedge and capped call transactions are expected to reduce the potential dilution with respect to the Company’s common stock upon conversion of the Convertible Notes and/or reduce the Company’s exposure to potential cash or stock payments that may be required upon conversion of the Convertible Notes, except, in the case of the capped call transactions, to the extent that the market price per share of the Company’s common stock exceeds the cap price of the capped call transactions. The convertible note hedge and capped call transactions, which cost the Company $66,486, were recorded as a reduction of additional paid-in-capital.

The Company also entered into separate warrant transactions with the Option Counterparties initially relating to the number of shares of the Company’s common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the price per share of the Company common stock exceeds the strike price of the warrants unless the Company elects, subject to certain conditions, to settle the warrants in cash. The cap price of the capped call transactions and the strike price of the warrant transactions was initially $84.96 per share. Proceeds received from the issuance of the warrants totaled approximately $48,848 and were recorded as an addition to additional paid-in-capital. The net cost of the convertible note hedge and capped call transactions, taking into account the proceeds from the issuance of the warrants, was approximately $17,638. In accordance with ASC 815, contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the entity a choice of net-cash settlement in its own shares (physical settlement or net-share settlement). The Company concluded that the settlement terms of the convertible note hedge, capped call and warrant transactions permit net-share settlement. As such, the convertible note hedge, capped call and warrant transactions were recorded in equity.

At the issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885 which was recorded as long-term debt and an equity component of $79,115 which was recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represents the Company’s interest rate for similar debt instruments without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. For purposes of fair value measurement, the Company determined that valuation of the Convertible Notes falls under Level 2 of the fair value hierarchy. For the three and nine months ended September 30, 2011, interest expense for the Convertible Notes was $2,254 which included $833 of contractual 2.00% coupon interest and $1,421 of non-cash interest accretion expense related to the carrying value of the Convertible Notes.

In accordance with ASC 470-20 which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. As such, $2,323 was recorded as a reduction in additional paid-in-capital, and the balance of $5,017 was recorded as deferred financing fees which is being amortized over the term of the Convertible Notes.

The following table represents the principal balance, the unamortized discount and the net carrying amount of the liability component and the carrying amount of the equity component of the Convertible Notes:

September 30, 2011
Principal balance of liability component	$250,000
Unamortized discount	(77,694)

Carrying value of liability component	$172,306

Equity Component	$79,115

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements – Continued

On May 18, 2010, the Company refinanced its prior senior secured credit facility with a five-year $200,000 senior credit facility (the “Senior Credit Facility”). As a result of the refinancing, the Company wrote off $1,706 of deferred financing fees related to the prior senior credit facility. The new Senior Credit Facility consisted of a $65,000 term loan (the “Term Loan”), of which $56,875 remains outstanding and a $135,000 revolving credit facility (the “Revolver”) with a scheduled maturity date of May 18, 2015 (the “Maturity Date”). The Revolver includes a $25,000 sub-limit for the issuance of swingline loans and a $50,000 sub-limit to be used for letters of credit. There is a foreign currency limit of $40,000 under the Revolver which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $40,000 under the Revolver made by the Company’s wholly-owned subsidiary, Chart Industries Luxembourg S.à r.l. The Company also had $163,175 of 9 1/8% senior subordinated notes (the “Subordinated Notes”) outstanding at September 30, 2011.

On September 30, 2010, the Company began repaying the principal balance of the Term Loan with its first quarterly installment of $1,625 and will continue to make quarterly installments through the Maturity Date. The Company may select a Eurocurrency Borrowing or an ABR Borrowing rate. If the Company elects the Eurocurrency Borrowing, the base rate for the elected period equals the applicable Adjusted LIBOR rate plus the applicable margin (as defined in the Senior Credit Facility). If the Company elects an ABR Borrowing, the base rate for any day equals an applicable interest margin (as defined in the Senior Credit Facility) plus the greatest of the Prime Rate in effect on such day, the Federal Funds Effective Rate in effect on such day plus 0.5%, and the Adjusted LIBOR Rate for a one month interest period on such day plus 1.0%. The applicable interest margin on the Senior Credit Facility could change based upon the leverage ratio calculated at each fiscal quarter end. In addition, the Company is required to pay a commitment fee of between 0.3% and 0.5% of the unused Revolver balance and a letter of credit participation fee equal to the daily aggregate letter of credit exposure at the rate per annum equal to the Applicable Margin for Eurocurrency Revolving Facility Borrowings (ranging from 2% to 3.5%, depending on the leverage ratio calculated at each fiscal quarter end). A fronting fee must be paid on each letter of credit that is issued equal to 0.125% per annum of the stated dollar amount of the letter of credit. The obligations under the Senior Credit Facility are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company’s U.S. subsidiaries and 65% of the capital stock of the Company’s Material non-U.S. subsidiaries (as defined by the Senior Credit Facility) that are owned by U.S. subsidiaries.

On October 17, 2011, the Company redeemed the $163,175 million outstanding principal amount of its 9 1/8% Subordinated Notes due in 2015, which were classified as current liabilities in the Company’s consolidated balance sheet at September 30, 2011. The redemption price was 103.042% of the principal amount plus accrued and unpaid interest to, but not including, the redemption date, which totaled approximately $175,600. The Subordinated Notes were general unsecured obligations of the Company and were subordinated in right of payment to all existing and future senior debt of the Company, including the Senior Credit Facility, pari passu in right of payment with all future senior subordinated indebtedness of the Company, and senior in right of payment with any future indebtedness of the Company that expressly provides for its subordination to the Subordinated Notes. The Subordinated Notes were unconditionally guaranteed jointly and severally by substantially all of the Company’s U.S. subsidiaries.

The Senior Credit Facility agreement and provisions of the indenture governing the Subordinated Notes contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility and indenture governing the Subordinated Notes also include financial covenants relating to net leverage and interest coverage ratios. The Company is in compliance with all covenants. As of September 30, 2011, there was $56,875 outstanding under the Term Loan and $163,175 outstanding under the Subordinated Notes and $30,629 in letters of credit issued but no borrowings outstanding under the Revolver. As a result of the redemption of the Subordinated Notes, the above-described covenants will not be applicable going forward.

Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured credit facilities with capacity of up to 175,000 Czech koruna (“CZK”). Ferox maintains two separate facilities. Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. None of the facilities allow revolving credit borrowings, including overdraft protection. Ferox is required to pay a commitment fee to the lender under its first facility in respect to the unutilized commitments thereunder. Under this first facility Ferox must pay letter of credit and guarantee fees equal to: (i) 0.70% p.a. on the face amount of each guarantee or letter of credit for maturities of up to 1 year, (ii) 0.80% p.a. for maturities between 1 and 3 years, and (iii) 1.20% p.a. for maturities between 3 and 5 years. Under the second facility Ferox must pay letter of credit and guarantee fees equal to 0.70% p.a. on the face amount of each guarantee or letter of credit. Ferox is not required to pay a commitment fee to the lender under the second facility. Ferox’s land, buildings and accounts receivable secure the credit facilities. As of September 30, 2011 there were $2,732 of bank guarantees supported by the Ferox credit facilities.

Flow Instruments & Engineering GmbH (“Flow”), a wholly-owned subsidiary of Ferox, maintains two revolving lines of credit with 320 euros in borrowing capacity. As of September 30, 2011, there were no borrowings outstanding under either line of credit.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE D – Restructuring Activities

In April 2010, Caire Inc., a wholly-owned subsidiary of the Company, announced its plan to close its liquid oxygen therapy manufacturing facility in Plainfield, Indiana and relocate the manufacturing and customer service operations to a facility close to existing BioMedical operations in Canton, Georgia. The Plainfield facility was acquired as part of the 2009 acquisition of the liquid oxygen therapy business of Covidien plc. The closure was substantially completed in the second quarter of 2011. The total anticipated cost of the restructuring is approximately $7,000 which includes asset impairment charges. The cost includes cash expenditures for employee retention and separation benefits, as well as lease exit costs and loss on disposal of remaining assets. For the three and nine months ended September 30, 2011, the Company recorded $696 and $2,905, respectively, related to the closure of the Plainfield, Indiana BioMedical facility. The Company also recorded $372 and $1,353, respectively, in restructuring costs for employee separation benefits related to the integration of SeQual Technologies Inc., which was acquired on December 28, 2010. These charges were recorded in cost of sales ($696 and $1,661 for the three and nine months ended September 30, 2011, respectively), selling, general and administrative expenses ($372 and $2,114 for the three and nine months ended September 30, 2011, respectively), and loss on disposal of assets ($1,216 for the nine months ended September 30, 2011).

The following tables summarize the Company’s restructuring activities for the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010.

	$000000	$000000	$000000	$000000	$000000
	Three Months Ended September 30, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at June 30, 2011	$—	$157	$1,966	$—	$2,123
Restructuring charges	—	—	1,068	—	1,068
Asset impairment	—	—	—	—	—
Cash payments	—	(43)	(1,352)	—	(1,395)

Balance as of September 30, 2011	$—	$114	$1,682	$—	$1,796

	$000000	$000000	$000000	$000000	$000000
	Nine Months Ended September 30, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at January 1, 2011	$103	$388	$2,088	$—	$2,579
Restructuring charges	—	26	4,528	437	4,991
Asset impairment	—	—	(1,216)	—	(1,216)
Cash payments	(103)	(300)	(3,718)	(437)	(4,558)

Balance as of September 30, 2011	$—	$114	$1,682	$—	$1,796

	$000000	$000000	$000000	$000000	$000000
	Three Months Ended September 30, 2010
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at June 30, 2010	$256	$802	$1,050	$—	$2,108
Restructuring charges	—	(2)	1,048	—	1,046
Asset impairment	—	—	(555)	—	(555)
Cash payments	(109)	(229)	(163)	—	(501)

Balance as of September 30, 2010	$147	$571	$1,380	$—	$2,098

	$000000	$000000	$000000	$000000	$000000
	Nine Months Ended September 30, 2010
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance at January 1, 2010	$682	$1,608	$503	$88	$2,881
Restructuring charges	—	(42)	3,043	(22)	2,979
Asset impairment	—	—	(1,255)	—	(1,255)
Cash payments	(535)	(995)	(911)	(66)	(2,507)

Balance as of September 30, 2010	$147	$571	$1,380	$—	$2,098

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE E — Earnings per Share

The following table presents calculations of net income per share of common stock for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to Chart Industries, Inc.	$17,540	$6,575	$35,661	$10,358
Net income attributable to Chart Industries, Inc. per common share-basic	$0.60	$0.23	$1.23	$0.36
Net income attributable to Chart Industries, Inc. per common share-diluted	$0.59	$0.23	$1.19	$0.35
Weighted average number of common shares outstanding-basic	29,288	28,528	29,088	28,519
Incremental shares issuable upon assumed conversion and exercise of stock options	678	644	783	677

Total shares-diluted	29,966	29,172	29,871	29,196

Shares issuable under the Convertible Notes were excluded from diluted earnings per share since the conversion price was greater than the average market price of the Company’s common stock during the period. Certain options to purchase common stock of the Company were not included in net income attributable to Chart Industries, Inc. per common share-diluted as they were anti-dilutive and consisted of 148 and 97 shares for the three and nine months ended September 30, 2011, respectively, and 466 and 422 shares, respectively, for the three and nine months ended September 30, 2010.

NOTE F — Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	September 30,	December 31,
	2011	2010
Foreign currency translation adjustments	$11,029	$14,938
Pension liability adjustments, net of taxes	(4,854)	(5,127)

	$6,175	$9,811

The following is a summary of the components of total comprehensive income (loss), net of related income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$17,505	$6,665	$35,928	$10,542
Other comprehensive (loss) income:
Foreign currency translation (losses) gains	(11,137)	13,212	(3,909)	1,199
Defined benefit pension plan amortization of net loss	91	67	273	202

Comprehensive income	6,459	19,944	32,292	11,943
Less: Comprehensive income (loss) attributable to noncontrolling interest	35	(90)	(267)	(184)

Comprehensive income attributable to Chart Industries, Inc.	$6,494	$19,854	$32,025	$11,759

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE G — Acquisitions

On August 1, 2011, Chart Germany GmbH, a wholly-owned subsidiary of the Company, completed the acquisition of 100% of the equity interests of GOFA Gocher Fahrzeugbau GmbH and related companies (“GOFA”) for a total potential purchase price of €25,614, net of cash acquired. The preliminary fair value of the net assets acquired and goodwill at the date of acquisition were $29,526 and $8,518, respectively. GOFA, located in Goch, Germany, designs, manufactures, sells and services cryogenic and non-cryogenic mobile equipment. GOFA results are included in the Company’s Distribution & Storage segment and added $2,368 in sales during the nine months ended September 30, 2011.

The purchase price allocation related to the GOFA acquisition is preliminary and is based on provisional fair values and subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented below:

Net assets acquired:
Cash	$1,974
Accounts receivable	4,645
Inventory	8,382
Property and equipment	15,555
Other assets	363
Intangible assets	8,810
Goodwill	8,518
Liabilities assumed	(10,203)

Total purchase price	$38,044

On April 1, 2011, Chart Inc. completed the acquisition of 100% of the equity of Clever Fellows Innovation Consortium, Inc. (“CFIC”) for a total potential purchase price of $5,000 in cash, of which $2,000 has been paid. The remaining portion of the potential total purchase price represents contingent consideration to be paid over three years based on the attainment of certain revenue targets. The estimated value of the contingent consideration at acquisition was $1,650, valued according to a discounted cash flow approach, which includes assumptions for the probabilities of achieving the gross sales targets and the discount rate applied to the projected payments. The estimated fair value of the contingent consideration at September 30, 2011 was $1,790, valued according to a discounted cash flow approach, which includes assumptions for the probabilities of achieving the gross sales targets and the discount rate applied to the projected payments. The increase in fair value of the contingent consideration for the nine months ended September 30, 2011 of $140 was recorded as selling, general and administrative expenses in the consolidated statement of operations. The valuation of contingent consideration is classified as utilizing Level 3 inputs consistent with reasonably available assumptions which would be made by other market participants. The fair value of the net assets acquired and goodwill at the date of acquisition were $829 and $2,821, respectively. The purchase price allocation related to the CFIC acquisition is substantially complete with the exception of intangible assets, which continue to be based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. CFIC is located in Troy, New York and develops and manufactures thermoacoustic technology products for cryogenic, heat transfer and related applications. CFIC’s results are included in the Company’s BioMedical segment.

In December 2010, Caire Inc. (“Caire”), a wholly-owned subsidiary of the Company, completed the acquisition of SeQual Technologies Inc. (“SeQual”) for a potential total purchase price of $60,000 in cash, of which $38,312 was paid after working capital adjustments. The cash purchase price is subject to post closing adjustments. The majority of the remaining potential total purchase price represents contingent consideration to be paid over two years beginning in 2012 based on the achievement of certain gross profit targets. The estimated fair value of the contingent consideration at September 30, 2011 was $4,445, valued according to a discounted cash flow approach, which includes assumptions for the probabilities of achieving the gross profit targets and the discount rate applied to the projected payments. The decrease in fair value of the contingent consideration for the nine months ended September 30, 2011 of $655 was recorded as selling, general and administrative expenses in the consolidated statement of operations. The valuation of contingent consideration is classified as utilizing Level 3 inputs consistent with reasonably available assumptions which would be made by other market participants. SeQual is located in San Diego, California and develops, manufactures and markets products for numerous applications utilizing pressure swing adsorption technology for air separation with its primary focus on medical oxygen concentrators. SeQual’s results are included in the Company’s BioMedical segment and added $28,449 to net sales during the nine months ended September 30, 2011.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE G — Acquisitions – Continued

The purchase price allocation related to the SeQual acquisition is presented below:

Net assets acquired:
Cash	$218
Accounts receivable	6,169
Inventory	4,959
Property and equipment	711
Other assets	184
Intangible assets	31,760
Goodwill	6,779
Liabilities assumed	(7,368)

Total purchase price	$43,412

In August 2010, Chart Inc. acquired substantially all of the assets of Cryotech International, Inc. (“Cryotech”) for a potential total purchase price of $6,653 in cash, of which $4,053 was paid at closing. The remaining portion of the potential total purchase price represents contingent consideration to be paid over two years based on the achievement of certain revenue targets. After the first contingent consideration payment of $1,300 in August 2011, the estimated fair value of the contingent consideration at September 30, 2011 was $782. The contingent consideration was valued according to a discounted cash flow approach, which includes assumptions for the probabilities of achieving the revenue targets and the discount rate applied to the projected payments. The increase in fair value of the contingent consideration for the nine months ended September 30, 2011 of $282 was recorded as selling, general and administrative expenses in the consolidated statement of operations. The fair value of the assets acquired and goodwill at the date of acquisition were $1,626 and $4,227, respectively. Cryotech is located in San Jose, California and designs, manufactures, sells, and services cryogenic injectors, vacuum insulated piping systems, and manifolds, and also repairs liquid cylinders. Cryotech’s results are included in the Company’s Distribution & Storage segment and added $10,700 to net sales during the nine months ended September 30, 2011.

In April 2010, Chart Japan Co., Ltd. completed the acquisition of Covidien Japan Inc.’s liquid oxygen therapy business for $1,008 in cash. The fair value of the assets acquired at closing was $2,132 which exceeded the cash paid and, accordingly, resulted in a gain on acquisition of business of $1,124 during the second quarter of 2010. Purchase accounting for this acquisition has been finalized. Available public information indicated that Covidien sought to streamline its business portfolio in an expeditious manner and reallocate resources to other businesses, therefore, the liquid oxygen therapy business was considered a non-core asset. Net sales of $3,874 were added to the Company’s BioMedical segment during the nine months ended September 30, 2011 as a result of the acquisition.

Pro-forma information related to these acquisitions has not been presented because the impact on the Company’s consolidated results of operations is not material.

NOTE H — Income Taxes

At September 30, 2011, the Company has recorded a $2,334 liability, in accordance with ASC 740-10-25 “Income Taxes,” for gross unrecognized tax benefits. This amount, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2011, the Company had accrued approximately $61 for the payment of interest and penalties. There were no material adjustments to the recorded liability for unrecognized tax benefits during the third quarter of 2011.

The effective tax rate for the three and nine months ended September 30, 2011 of 28.9% and 30.8%, respectively, differs from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at lower rates than the federal statutory rate. The effective tax rate for the three and nine months ended September 30, 2010 of 25.4% and 25.7%, respectively, differs from the federal statutory rate primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at lower rates than the federal statutory rate.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE I — Employee Benefit Plans

The Company has one frozen defined benefit pension plan that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.

The following table sets forth the components of net periodic pension expense for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest cost	$603	$612	$1,809	$1,836
Expected return on plan assets	(644)	(588)	(1,932)	(1,764)
Amortization of net loss	91	67	273	202

Total pension expense	$50	$91	$150	$274

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

Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Three Months Ended September 30, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$57,777	$100,911	$52,623	$—	$211,311
Operating income (loss)	12,584	16,109	8,548	(8,198)	29,043

	Nine Months Ended September 30, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$149,414	$275,966	$149,570	$—	$574,950
Operating income (loss)	21,941	44,731	24,218	(26,051)	64,839

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

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

NOTE K — Subsequent Event

On October 17, 2011, the Company redeemed the $163,175 million outstanding principal amount of its 9 1/8% Senior Subordinated Notes due in 2015. The redemption price was 103.042% of the principal amount plus accrued and unpaid interest to, but not including, the redemption date, which totaled approximately $175,600. During the fourth quarter of 2011, the Company plans to write off the carrying value of deferred financing fees, which totaled approximately $2,970.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

(Dollars and shares in thousands, except per share amounts)

NOTE L — Supplemental Guarantor Financial Information

The Company’s Subordinated Notes issued in October 2005 are guaranteed on a full, unconditional and joint and several basis by the following subsidiaries, all of which are 100% owned: Chart Inc., CAIRE Inc., Chart Energy and Chemicals, Inc., Chart Cooler Service Company, Inc., Chart International Holdings, Inc., Chart Asia, Inc., Chart International, Inc. and Chart SeQual Technologies Inc. On October 17, 2011, the Company redeemed the remaining Subordinated Notes. See “Note K – Subsequent Events.” The following subsidiaries are not guarantors of the notes:

Non-Guarantor Subsidiaries	Jurisdiction

Abahsain Specialized Industrial Co. Ltd. (34% owned)	Saudi Arabia
Chart Asia Investment Company Ltd.	Hong Kong
Chart Australia Pty. Ltd.	Australia
Chart BioMedical Distribution LLC	Delaware
Chart BioMedical GmbH	Germany
Chart Biomedical Limited	United Kingdom
Chart Cryogenic Distribution Equipment (Changzhou) Co., Ltd. (50% owned)	China
Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd.	China
Chart Cryogenic Equipment (Changzhou) Co., Ltd.	China
Chart Ferox, a.s.	Czech Republic
Chart France S.A.S.	France
Chart Germany GmbH	Germany
Chart Industries Luxembourg S.à r.l	Luxembourg
Chart Italy S.r.l.	Italy
Chart Japan Co., Ltd.	Japan
Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd.	China
Flow Instruments & Engineering GmbH	Germany
GOFA Gocher Fahrzeugbau GmbH	Germany
GOFA Grundstücksgellschaft GmbH	Germany
GOFA Industria Goch, Beschichtungs -und Fördertechnik GmbH	Germany
GTC of Clarksville, LLC	Delaware
Lox Taiwan (11.25% owned)	Taiwan

The following supplemental condensed consolidating and combining financial information of the Issuer (Chart Industries, Inc.), Subsidiary Guarantors and Subsidiary Non-Guarantors presents statements of operations for the three and nine months ended September 30, 2011 and 2010, balance sheets as of September 30, 2011 and December 31, 2010 and statements of cash flows for the nine months ended September 30, 2011 and 2010.

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2011

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
ASSETS
Cash and cash equivalents	306,448	674	74,923	—	382,045
Accounts receivable, net	—	73,609	49,814	(288)	123,135
Inventory, net	—	65,611	70,547	(426)	135,732
Other current assets	12,106	30,951	13,848	—	56,905

Total current assets	318,554	170,845	209,132	(714)	697,817
Property, plant and equipment, net	—	72,989	64,692	—	137,681
Goodwill	—	204,680	81,492	50	286,222
Intangible assets, net	—	128,528	17,134	—	145,662
Investments in affiliates	363,101	212,597	—	(575,114)	584
Intercompany receivables	333,356	—	—	(333,356)	—
Other assets	9,963	17,751	58,854	(73,767)	12,801

Total assets	1,024,974	807,390	431,304	(982,901)	1,280,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	159,736	172,631	55,594	(2,051)	385,910

Total current liabilities	159,736	172,631	55,594	(2,051)	385,910
Long-term debt	222,681	—	65,203	(65,203)	222,681
Intercompany payables	—	256,536	83,413	(339,949)	—
Other long-term liabilities	39,052	15,122	14,497	—	68,671

Total liabilities	421,469	444,289	218,707	(407,203)	677,262
Common stock	295	—	10,022	(10,022)	295
Other stockholders’ equity	603,210	363,101	202,575	(565,676)	603,210

Total stockholders’ equity	603,505	363,101	212,597	(575,698)	603,505

Total liabilities and stockholders’ equity	1,024,974	807,390	431,304	(982,901)	1,280,767

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2011

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$145,440	$77,492	$(11,621)	$211,311
Cost of sales	—	95,353	61,147	(11,820)	144,680

Gross profit	—	50,087	16,345	199	66,631
Selling, general and administrative expenses	150	30,417	7,021	—	37,588

Operating (loss) income	(150)	19,670	9,324	199	29,043
Interest expense, net	6,305	(17)	73	—	6,361
Other expense (income), net	445	(1,204)	(1,186)	—	(1,945)
Noncontrolling interest, net of tax	—	—	(35)	—	(35)

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(6,900)	20,891	10,472	199	24,662
Income tax (benefit) provision	(1,882)	7,529	1,475	—	7,122
Equity in net (income) loss of subsidiaries	(22,558)	(9,196)	—	31,754	—

Net income (loss) attributable to Chart Industries, Inc.	$17,540	$22,558	$8,997	$(31,555)	$17,540

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$95,720	$45,686	$(2,201)	$139,205
Cost of sales	—	60,877	37,797	(2,270)	96,404

Gross profit	—	34,843	7,889	69	42,801
Selling, general and administrative expenses	21	24,891	4,650	—	29,562

Operating (loss) income	(21)	9,952	3,239	69	13,239
Interest expense, net	4,093	(39)	23	—	4,077
Other expense (income), net	370	(541)	398	—	227
Noncontrolling interest, net of tax	—	—	90	—	90

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(4,484)	10,532	2,728	69	8,845
Income tax (benefit) provision	1,189	603	478	—	2,270
Equity in net (income) loss of subsidiaries	(12,248)	(2,319)	—	14,567	—

Net income (loss) attributable to Chart Industries, Inc.	$6,575	$12,248	$2,250	$(14,498)	$6,575

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2011

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	—	392,959	198,688	(16,697)	574,950
Cost of sales	—	248,642	162,042	(17,181)	393,503

Gross profit	—	144,317	36,646	484	181,447
Selling, general and administrative expenses	366	96,346	19,896	—	116,608

Operating (loss) income	(366)	47,971	16,750	484	64,839
Interest expense, net	14,449	(1,079)	988	—	14,358
Other expense (income), net	1,094	(1,071)	(1,462)	—	(1,439)
Noncontrolling interest, net of tax	—	—	267	—	267

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(15,909)	50,121	16,957	484	51,653
Income tax (benefit) provision	(4,900)	18,355	2,537	—	15,992
Equity in net (income) loss of subsidiaries	(46,670)	(14,904)	—	61,574	—

Net income (loss) attributable to Chart Industries, Inc.	35,661	46,670	14,420	(61,090)	35,661

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Net sales	$—	$257,090	145,232	$(5,705)	$396,617
Cost of sales	—	167,073	120,463	(5,571)	281,965

Gross profit	—	90,017	24,769	(134)	114,652
Selling, general and administrative expenses	302	71,080	13,865	—	85,247

Operating (loss) income	(302)	18,937	10,904	(134)	29,405
Interest expense, net	12,394	(47)	(29)	—	12,318
Other expense (income), net	2,736	(125)	287	—	2,898
Noncontrolling interest, net of tax	—	—	184	—	184

Income (loss) before income taxes and equity in net (income) loss of subsidiaries	(15,432)	19,109	10,462	(134)	14,005
Income tax (benefit) provision	(1,538)	3,574	1,611	—	3,647
Equity in net (income) loss of subsidiaries	(24,252)	(8,717)	—	32,969	—

Net income (loss) attributable to Chart Industries, Inc.	$10,358	$24,252	$8,851	$(33,103)	$10,358

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2011

	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	(17,220)	63,430	(1,556)	(7,611)	37,043
Cash flows from investing activities:
Capital expenditures	—	(10,182)	(4,979)	—	(15,161)
Acquisition of businesses, net of cash acquired	—	(1,610)	(36,070)	—	(37,680)
Other investing activities	—	388	—	—	388

Net cash used in investing activities	—	(11,404)	(41,049)	—	(52,453)

Cash flows from financing activities:
Net debt activity	227,487	—	—	—	227,487
Payment of deferred financing costs	(7,340)	—	—	—	(7,340)
Other financing activities	10,995	(1,300)	—	—	9,695
Intercompany account changes	22,909	(52,881)	22,361	7,611	—

Net cash provided by (used in) financing activities	254,051	(54,181)	22,361	7,611	229,842

Net increase (decrease) in cash and cash equivalents	236,831	(2,155)	(20,244)	—	214,432
Effect of exchange rate changes on cash	—	—	2,501	—	2,501
Cash and cash equivalents, beginning of period	69,617	2,828	92,667	—	165,112

Cash and cash equivalents, end of period	306,448	673	74,924	—	382,045

CHART INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011

(Dollars and shares in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2010

	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$9,391	$19,024	$(379)	$9,049	$37,085
Cash flows from investing activities:
Capital expenditures	—	(6,871)	(4,914)	—	(11,785)
Acquisition of businesses, net of cash acquired	—	(8,157)	(1,008)	—	(9,165)
Other investing activities	—	(400)	—	—	(400)

Net cash used in investing activities	—	(15,428)	(5,922)	—	(21,350)

Cash flows from financing activities:
Net debt activity	(16,625)	(6,910)	6,910	—	(16,625)
Payment of deferred financing costs	(2,820)	—	—	—	(2,820)
Other financing activities	(12)	—	—	—	(12)
Intercompany account changes	(21,472)	1,036	29,485	(9,049)	—

Net cash (used in) provided by financing activities	(40,929)	(5,874)	36,395	(9,049)	(19,457)

Net (decrease) increase in cash and cash equivalents	(31,538)	(2,278)	30,094	—	(3,722)
Effect of exchange rate changes on cash	—	—	1,200	—	1,200
Cash and cash equivalents, beginning of period	149,596	2,103	59,469	—	211,168

Cash and cash equivalents, end of period	$118,058	$(175)	$90,763	$—	$208,646

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

For the nine months ended September 30, 2011, orders were a year-to-date record of $804.3 million and backlog has increased to $468.7 million compared to $236.4 million at December 31, 2010. We continued to experience significant improvement in our sales, gross profit and operating income during the nine months ended September 30, 2011. This improvement is largely due to an increase in orders across all business segments, particularly natural gas related opportunities as well as from the acquisitions of Cryotech International (“Cryotech”), SeQual Technologies Inc. (“SeQual”) and GOFA Gocher Fahrzeugbau (“GOFA”). We continue to see increasing orders in our E&C segment including several recently booked large Natural Gas Liquids (“NGL”) and Liquid Natural Gas (“LNG”) related projects. LNG related opportunities are also leading the improvement in our D&S segment as we continue to see favorable developments globally regarding LNG infrastructure build-out. Sales for the nine months ended September 30, 2011 were $574.9 million compared to sales of $396.6 million for the nine months ended September 30, 2010, reflecting an increase of $178.3 million, or 45.0%. Acquisitions added $41.5 million in sales for the nine months ended September 30, 2011. Our gross profit for the nine months ended September 30, 2011 was $181.4 million, or 31.6% of sales, as compared to $114.7 million, or 28.9% of sales, for the same period in 2010. In addition, our operating income for the nine months ended September 30, 2011 was $64.8 million compared to $29.4 million for the same period in 2010.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our three reportable segments for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales
Energy & Chemicals	$57,777	$38,150	$149,414	$95,712
Distribution & Storage	100,911	65,024	275,966	192,137
BioMedical	52,623	36,031	149,570	108,768

Total	$211,311	$139,205	$574,950	$396,617

Gross Profit
Energy & Chemicals	$19,121	$8,911	$45,180	$19,776
Distribution & Storage	28,455	19,658	78,898	55,636
BioMedical	19,055	14,232	57,369	39,240

Total	$66,631	$42,801	$181,447	$114,652

Gross Profit Margin
Energy & Chemicals	33.1%	23.4%	30.2%	20.7%
Distribution & Storage	28.2%	30.2%	28.6%	29.0%
BioMedical	36.2%	39.5%	38.4%	36.1%
Total	31.5%	30.7%	31.6%	28.9%

Operating Income (Loss)
Energy & Chemicals	$12,584	$2,289	$21,941	$1,159
Distribution & Storage	16,109	10,222	44,731	29,547
BioMedical	8,548	7,855	24,218	19,955
Corporate	(8,198)	(7,127)	(26,051)	(21,256)

Total	$29,043	$13,239	$64,839	$29,405

Sales

Sales for the three months ended September 30, 2011 were $211.3 million compared to $139.2 million for the three months ended September 30, 2010, reflecting an increase of $72.1 million, or 51.8%. The primary drivers of the increase in sales are recently completed acquisitions and increasing energy related opportunities, particularly with respect to natural gas. E&C segment sales were $57.8 million for the three months ended September 30, 2011, compared with sales of $38.2 million for the three months ended September 30, 2010, which was an increase of $19.6 million or 51.3%. This increase in E&C sales for the three months ended September 30, 2011 was primarily due to improved volume in all product lines as well as improved pricing in brazed aluminum heat exchangers and process systems. D&S segment sales increased $35.9 million, or 55.2%, to $100.9 million for the three months ended September 30, 2011, from $65.0 million for the three months ended September 30, 2010. The increase in sales was largely due to improved volume across all product lines, particularly LNG applications, mobile equipment, and bulk storage tanks. Sales for bulk storage systems and package gas systems increased $25.6 million and $10.3 million, respectively. In addition, GOFA, which was acquired in August 2011, contributed $2.4 million during the quarter, which is included in the bulk storage sales increase noted above. BioMedical segment sales for the three months ended September 30, 2011 were $52.6 million compared to $36.0 million for the same period in 2010, which reflected an increase of $16.6 million, or 46.0%. The increase was primarily driven by the acquisition of SeQual in December 2010. This acquisition contributed $8.9 million to the increase in medical respiratory sales. Biological storage system sales experienced increased demand globally.

Gross Profit and Margin

Gross profit for the three months ended September 30, 2011 was $66.6 million, or 31.5% of sales, versus $42.8 million, or 30.7% of sales, for the three months ended September 30, 2010 and reflected an increase of $23.8 million. E&C segment gross profit increased $10.2 million and its margin increased 9.7 percentage points due to increased volume, as well as ramping up production on several key projects in process systems. Approximately 3.0 percentage points of the E&C margin improvement was due to the sale of equipment written off in the prior years. Gross profit for the D&S segment increased $8.8 million as higher volume offset a 2.0 percentage point reduction in margin resulting from product mix and increased material costs. BioMedical gross profit increased $4.8 million as margin declined 3.3 percentage points for the three months ended September 30, 2011 as compared to the same period in 2010. The increase in gross profit is primarily the result of higher volume and lower restructuring costs related to the closure of the Plainfield, Indiana manufacturing facility, partially offset by a margin decline resulting from product mix and higher warranty costs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses for the three months ended September 30, 2011 were $34.1 million, or 16.2% of sales, compared to $26.2 million, or 18.8% of sales, for the three months ended September 30, 2010. SG&A expenses for the E&C segment were $6.2 million for the three months ended September 30, 2011 compared to $5.7 million for the three months ended September 30, 2010, an increase of $0.5 million. The increase was primarily attributable to higher variable compensation costs. D&S segment SG&A expenses for the three months ended September 30, 2011 were $11.2 million compared to $8.0 million for the three months ended September 30, 2010, an increase of $3.2 million. This increase was primarily attributable to the acquisition of GOFA in August 2011 and higher marketing and sales commission expense due to increased sales volume as well as targeting new growth opportunities. SG&A expenses for the BioMedical segment were $8.5 million for the three months ended September 30, 2011 and $5.2 million for the three months ended September 30, 2010. The increase of $3.2 million was primarily attributable to the SeQual acquisition in December 2010 and increased employee-related costs associated with increased sales volume. Corporate SG&A expenses for the three months ended September 30, 2011 were $8.2 million, compared to $7.3 million for the three months ended September 30, 2010. This increase of $0.9 million was attributable to higher stock-based compensation expense and employee related costs.

Asset Impairment Charge

An asset impairment charge of $0.6 million in the third quarter of 2010 was the result of the write-down of certain equipment acquired in the Covidien acquisition at the Plainfield facility to its net realizable value as part of the planned closure of the facility.

Amortization Expense

Amortization expense for the three months ended September 30, 2011 was $3.3 million, or 1.6% of sales, compared to $2.7 million, or 2.0% of sales for the three months ended September 30, 2010. The increase of $0.6 million resulted primarily from amortization of intangible assets from the acquisitions of SeQual and GOFA.

Operating Income

As a result of the foregoing, operating income for the three months ended September 30, 2011 was $29.0 million, or 13.7% of sales, an increase of $15.8 million compared to operating income of $13.2 million, or 9.5% of sales, for the same period in 2010.

Net Interest Expense and Amortization of Deferred Financing Costs

Net interest expense for the three months ended September 30, 2011 and 2010 was $6.4 million and $4.1 million, respectively. Interest expense was higher by $2.4 million for the three months ended September 30, 2011 as the Convertible Senior Subordinated Notes (the “Convertible Notes”) and the 9 1/8% Senior Subordinated Notes (the “Subordinated Notes”) were both outstanding for approximately two months during the third quarter of 2011. Interest expense for the three months ended September 30, 2011 included $0.8 of contractual 2.00% coupon interest and $1.4 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. Amortization of deferred financing costs was $0.4 million for the three months ended September 30, 2011 and $0.4 million for the three months ended September 30, 2010.

Other Expense and Income

For the three months ended September 30, 2011 and 2010, foreign currency gains were $2.4 million and $0.1 million, respectively. The increase in gains of $2.3 million is primarily attributable to gains on foreign currency contracts as the euro weakened against the U.S. dollar during the three months ended September 30, 2011.

Income Tax Expense

Income tax expense of $7.1 million and $2.3 million for the three months ended September 30, 2011 and 2010, respectively, represents taxes on both U.S. and foreign earnings at an effective income tax rate of 28.9% and 25.4%, respectively. The increase in the effective tax rate, for the three months ended September 30, 2011 compared to the prior year period is the result of specific quarterly tax adjustments having less impact in 2011 as a result of higher pre-tax earnings.

Net Income

As a result of the foregoing, reported net income for the three months ended September 30, 2011 and 2010 was $17.5 million and $6.6 million, respectively.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Sales

Sales for the nine months ended September 30, 2011 were $574.9 million compared to $396.6 million for the nine months ended September 30, 2010, reflecting an increase of $178.3 million, or 45.0%. E&C segment sales were $149.4 million for the nine months ended September 30, 2011 compared with sales of $95.7 million for the same period in 2010, which represented an increase of $53.7 million, or 56.1%. The improvement was primarily attributable to increased volume in all businesses including brazed aluminum and air cooled heat exchangers as well as process systems. D&S segment sales increased $83.9 million, or 43.6%, to $276.0 million for the nine months ended September 30, 2011 from $192.1 million for the nine months ended September 30, 2010. Bulk storage system sales and package gas system sales increased $52.7 million and $31.2 million, respectively, for the nine months ended September 30, 2011 compared to the same period in 2010. LNG related opportunities continue to accelerate as LNG infrastructure investments are made. Acquisitions continue to improve results as well. In addition, D&S segment sales were also positively impacted during the nine months ended September 30, 2011, as a result of the strengthening of the euro and the Czech koruna against the U.S. dollar. BioMedical segment sales increased $40.8 million, or 37.5%, to $149.6 million for the nine months ended September 30, 2011, compared to $108.8 million for the nine months ended September 30, 2010. The increase was primarily driven by the acquisition of SeQual in December 2010, which added $28.4 million of medical respiratory sales during the nine months ended September 30, 2011. Biological storage systems sales also increased $8.4 million during the nine months ended September 30, 2011 as a result of increased global demand.

Gross Profit and Margin

Gross profit for the nine months ended September 30, 2011 was $181.4 million, or 31.6% of sales, versus $114.7 million, or 28.9% of sales, for the nine months ended September 30, 2010, resulting in a $66.7 million increase. E&C segment gross profit increased $25.4 million, or 9.5 percentage points, in the 2011 period compared to the 2010 period, primarily due to increased volume and higher margins in both brazed aluminum heat exchangers and process systems. Gross profit for the D&S segment increased $23.3 million, as margin decreased slightly, for the nine months ended September 30, 2011 compared to the same period in 2010, as higher volume and improved capacity utilization was offset by unfavorable product mix and increased material costs. BioMedical gross profit increased $18.1 million, as margin increased 2.3 percentage points, for the nine months ended September 30, 2011 compared to the same period in 2010. BioMedical gross profit margin increased in 2011 primarily due to higher volume and lower restructuring costs related to the planned closure of the Plainfield, Indiana facility for the nine months ended September 30, 2011 as compared to the same period in 2010.

SG&A

SG&A expenses for the nine months ended September 30, 2011 were $105.3 million, or 18.3% of sales, versus $75.7 million, or 19.1% of sales, for the nine months ended September 30, 2010. SG&A expenses for the E&C segment were $21.0 million for the nine months ended September 30, 2011 compared to $15.8 million for the nine months ended September 30, 2010, an increase of $5.2 million. The increase for the E&C segment was primarily the result of higher variable incentive compensation expenses and selling expenses due to increased volume during 2011 as compared to the same period in 2010. D&S segment SG&A expenses for the nine months ended September 30, 2011 were $30.5 million compared to $22.4 million for the nine months ended September 30, 2010, an increase of $8.1 million. This increase was primarily attributable to the acquisitions of Cryotech and GOFA, increased employee related costs, and sales and marketing expense as sales continue to improve. SG&A expenses for the BioMedical segment were $27.7 million for the nine months ended September 30, 2011, an increase of $11.4 million compared to the nine months ended September 30, 2010. The increase was largely due to compensation, integration and restructuring costs as a result of the acquisition of SeQual in December 2010. Corporate SG&A expenses for the nine months ended September 30, 2011 were $26.1 million compared to $21.2 million for the nine months ended September 30, 2010. This increase of $4.9 million was attributable primarily to higher stock-based compensation and employee related costs.

Amortization Expense

Amortization expense for the nine months ended September 30, 2011 was $9.9 million, or 1.7% of sales, compared to $8.2 million, or 2.1% of sales, for the nine months ended September 30, 2010. The increase of $1.7 million resulted from amortization of intangible assets from the acquisitions of SeQual and GOFA.

Loss on Disposal of Assets/Asset Impairment Charge

A loss on disposal of assets of $1.3 million was recorded for the nine months ended September 30, 2011 as a result of the disposal of the remaining assets at the BioMedical Plainfield, Indiana facility as part of the final closure of the facility in May 2011.

Asset impairment charges of $1.3 million for the nine months ended September 30, 2010 were the result of certain equipment at the Plainfield, Indiana facility, which was acquired in the Covidien acquisition, being written down to its net realizable value as part of the closure of the facility.

Operating Income

As a result of the foregoing, operating income for the nine months ended September 30, 2011 was $64.8 million, or 11.3% of sales, an increase of $35.4 million compared to operating income of $29.4 million, or 7.4% of sales, for the same period in 2010.

Net Interest Expense and Amortization of Deferred Financing Costs

Net interest expense for the nine months ended September 30, 2011 and 2010 was $14.4 million and $12.3 million, respectively. Interest expense was higher by $2.4 million for the nine months ended September 30, 2011 as the Convertible Notes and the Subordinated Notes were both outstanding for approximately two months during the period. This was partially offset by lower interest expense on the term loan portion of the $200.0 million senior secured credit facility (“Senior Credit Facility”) due to lower average debt outstanding as a result of required quarterly principal payments. Amortization of deferred financing costs was $1.1 million for the nine months ended September 30, 2011 and $2.7 million for the nine months ended September 30, 2010. The decrease of $1.6 million was due to the $1.7 million write off of the remaining deferred financing costs related to the former senior credit facility, which was refinanced in May 2010.

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

Other Expenses and Income

For the nine months ended September 30, 2011, foreign currency gains were $2.5 million as compared to currency losses of $1.3 million for the same period in 2010. The gains are primarily attributable to gains on foreign currency contracts as the euro weakened against the U.S. dollar during the nine months ended September 30, 2011.

Income Tax Expense

Income tax expense of $16.0 million and $3.6 million for the nine months ended September 30, 2011 and 2010, respectively, represents taxes on both domestic and foreign earnings at an annual effective income tax rate of 30.8% and 25.7%, respectively. The prior year included a permanent tax difference on the bargain purchase gain on the Japanese assets associated with the Covidien acquisition reducing the effective tax rate in 2010. Additionally, specific quarterly tax adjustments recorded in the 2010 period provided a greater benefit than those recorded in 2011.

Net Income

As a result of the foregoing, net income for the nine months ended September 30, 2011 and 2010 was $35.7 million and $10.4 million, respectively.

Liquidity and Capital Resources

Debt Instruments and Related Covenants

On August 3, 2011, the Company closed on its offering of $250.0 million aggregate principal amount of 2.00% Convertible Notes. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is Chart’s intention to settle any excess conversion value in shares of Chart’s common stock. However, Chart may elect to settle, at its discretion, any such excess value in cash, shares of Chart’s common stock or a combination of cash and shares. The initial conversion price of approximately $69.03 per share represents a conversion premium of 30% over the last reported sale price of Chart’s common stock on July 28, 2011, which was $53.10 per share. The net proceeds from the offering were approximately $242.7 million after deducting the underwriters’ discount and estimated offering expenses. Approximately $17.6 million of the net proceeds from the Convertible Notes were used to pay the cost of the convertible note hedge and capped call transactions described in Note C of the consolidated financial statements included in this report, taking into account the proceeds to the Company from the sale of related warrant transactions.

On May 18, 2010, the Company completed the refinancing of its prior credit facility with a $200.0 million Senior Credit Facility. The new Senior Credit Facility consists of a $65.0 million term loan and a $135.0 million revolving credit facility with a scheduled maturity date of May 18, 2015. Under the terms of the new facility, 10% of the $65.0 million term loan is payable in quarterly installments of $1.6 million with the balance due in 2015. The balance due on the term loan was $56.9 million at September 30, 2011.

As of September 30, 2011, the Company had $163.2 million outstanding under its senior subordinated notes (“Subordinated Notes”), which were classified as current liabilities in the Company’s consolidated balance sheet, and $30.6 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility. On October 17, 2011, the Company redeemed the entire outstanding principal amount of its $163.2 million Subordinated Notes. During the fourth quarter of 2011, the Company plans to write off the carrying value of deferred financing fees, which totaled approximately $3.0 million. As of September 30, 2011, the Company was in compliance with all covenants, including its financial covenants, under the Senior Credit Facility and Subordinated Notes. As a result of the redemption of the Subordinated Notes, the above-described covenants relating to the Subordinated Notes will not be applicable going forward. Availability on the revolving portion of the Senior Credit Facility was $104.4 million at September 30, 2011.

Chart Ferox, a.s., or Ferox, our wholly-owned subsidiary that operates in the Czech Republic, maintains secured revolving credit facilities with capacity of up to 175.0 million Czech korunas (“CSK”). Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. As of September 30, 2011, there were $2.7 million of bank guarantees supported by such facilities.

Sources and Use of Cash

Cash provided by operations for the nine months ended September 30, 2011 was $37.0 million compared with cash provided by operations of $37.1 million for the nine months ended September 30, 2010. The decrease of $0.1 million in cash provided by operations during 2011 as compared to cash provided by operations during the same period in 2010 was the result of an increase in net income offset by an increase in funds used for working capital as accounts receivable and inventory increased as LNG related business opportunities improved particularly in China.

Cash used in investing activities for the nine months ended September 30, 2011 was $52.5 million compared to $21.3 million for the nine months ended September 30, 2010. Capital expenditures for the nine months ended September 30, 2011 were $15.2 million compared with $11.8 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, $36.1 million, net of cash acquired, was used to acquire GOFA in August 2011 and $1.6 million of cash was used to acquire Clever Fellows Innovation Consortium, Inc. in April 2011. During the nine months ended September 30, 2010, $4.4 million was used to acquire substantially all the assets and fund a loan to the sellers of Cryotech, and $1.0 million of cash was used to acquire the Japanese liquid oxygen therapy business of Covidien. In addition, the final deferred purchase payments for the 2009 acquisition of Chengdu Golden Phoenix Liquid Nitrogen Container Company, Ltd. (“Golden Phoenix”) of $4.1 million were paid during the 2010 period.

Cash provided by financing activities for the nine months ended September 30, 2011 was $229.8 million. $242.7 million in proceeds, net of fees and expenses, was received upon issuance of the Convertible Notes in August 2011. In addition, $66.5 million was paid for convertible note hedge and capped call transactions, and $48.8 million in proceeds were received from the related sale of warrants in connection with the issuance of the Convertible Notes. Quarterly principal payments totaling $4.9 million were made on the term loan portion of the Senior Credit Facility and $5.1 million in proceeds from stock option exercises were received during the nine months ended September 30, 2011. For the nine months ended September 30, 2010, the Company made principal debt payments of $16.6 million, of which $15.0 million was on the term loan portion of the prior credit facility as part of the refinancing. The additional $1.6 million principal payment was a scheduled quarterly payment on the term loan portion of the new Senior Credit Facility. The Company also paid $2.8 million in financing costs in 2010 related to the credit facility refinancing.

Cash Requirements

The Company does not anticipate any unusual cash requirements for working capital needs, but expects to use $5 to $10 million of cash for capital expenditures for the remaining three months of 2011. Capital expenditures are expected to be used primarily for continued automation, process improvements and/or expansions at existing or new manufacturing facilities, including New Iberia, Louisiana, and Changzhou, China, to support recent strong order trends and continued business growth.

During the remaining three months of 2011, the Company will continue to consider making acquisitions and investments as part of its strategic growth initiatives and expects to fund these acquisitions and investments with primarily cash, but may consider issuing stock as part of the purchase price for certain acquisitions.

On October 17, 2011, the Company redeemed the $163.2 million outstanding principal amount of its 9 1/8% Subordinated Notes due in 2015, which were classified as current liabilities in the Company’s balance sheet at September 30, 2011. The redemption price was 103.042% of the principal amount plus accrued and unpaid interest to, but not including, the redemption date, which totaled approximately $175.6 million. For the remaining three months of 2011, cash requirements for debt service are anticipated to be approximately $0.4 million for interest payments under the Senior Credit Facility. We are required to make quarterly principal payments of $1.6 million under the term loan portion of the Senior Credit Facility. For the remainder of 2011, we expect to use approximately $6.0 million of cash for both U.S. and foreign income taxes and to contribute approximately $0.3 million of cash to our defined benefit pension plan to meet ERISA minimum funding requirements. We believe that our cash flow from operations, available cash and available borrowings under our Senior Credit Facility should be adequate to meet our working capital, capital expenditure, debt service and other operational funding requirements for the remainder of 2011 and into 2012.

Orders and Backlog

We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that the Company has not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and it is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order at times subject to the payment of certain costs and/or penalties. Backlog as of September 30, 2011 was $468.7 million compared to $454.0 million as of June 30, 2011.

The following table sets forth orders and backlog by segment for the periods indicated:

	Three Months Ended
	September 30, 2011	June 30, 2011
Orders
Energy & Chemicals	$72,978	$108,793
Distribution & Storage	108,307	121,688
BioMedical	46,106	57,677

Total	$227,391	$288,158

Backlog
Energy & Chemicals	$293,785	$278,463
Distribution & Storage	159,926	153,954
BioMedical	14,944	21,629

Total	$468,655	$454,046

E&C orders for the three months ended September 30, 2011 were $73.0 million compared to $108.8 million for the three months ended June 30, 2011. E&C backlog totaled $293.8 million at September 30, 2011, compared to $278.5 million at June 30, 2011. The second quarter of 2011 included an order for $45 million for an LNG project in Eastern Australia. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter.

D&S orders for the three months ended September 30, 2011 were $108.3 million compared to $121.7 million for the three months ended June 30, 2011. D&S order trends still remain strong, particularly in LNG opportunities, but were slightly lower than the prior quarter due to the timing of orders between periods. D&S backlog totaled a record $159.9 million at September 30, 2011 compared to $154.0 million at June 30, 2011.

BioMedical orders for the three months ended September 30, 2011 were $46.1 million compared to $57.7 million for the three months ended June 30, 2011 due to timing between quarters as a result of seasonal demand shifts in Europe. BioMedical backlog at September 30, 2011 totaled $14.9 million compared to $21.6 million at June 30, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the Securities Act.

Application of Critical Accounting Policies

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts, inventory valuation reserves, goodwill, indefinite lived intangibles, contingent liabilities, environmental remediation obligations, product warranty costs, debt covenants, pensions and deferred tax assets. There have been no significant changes in accounting policies since December 31, 2010.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements”. These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue,” or the negative of such terms or comparable terminology. Forward-looking statements contained herein or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A— “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2010), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the loss of, or a significant reduction or delay in purchases, by our largest customers;

•	fluctuations in energy prices;

•	governmental energy policies could change, or expected changes could fail to materialize;

•	competition in our markets;

•	economic downturns and deteriorating financial conditions;

•	our ability to manage our fixed-price contract exposure;

•	our reliance on the availability of key supplies and services;

•	degradation of our backlog as a result of modification or termination of orders;

•	changes in government health care regulations and reimbursement policies;

•

general economic, political, business and market risks associated with our global operations, including the recent political instability in North Africa and the Middle East and any expansion thereof and the recent natural disaster and related complications in Japan;

•	fluctuations in foreign currency exchange rates and interest rates;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	financial distress of third parties;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	our ability to successfully manage our planned operational expansions;

•	difficulties from the implementation of a new ERP system;

•	the loss of key employees;

•	the pricing and availability of raw materials;

•	litigation and disputes involving us, including the extent of product liability, warranty, contract, employment and environmental claims asserted against us;

•	United States Food and Drug Administration and comparable foreign regulation of our products;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	additional liabilities related to taxes;

•	the underfunded status of our pension plan;

•	our ability to continue our technical innovation in our product lines;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	disruptions in our operations due to severe weather;

•	potential violations of the Foreign Corrupt Practices Act;

•	increased government regulation;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	risks associated with our indebtedness, leverage, debt service and liquidity;

•	fluctuations in the price of our stock; and

•	other factors described herein and in documents incorporated by reference.

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

The Company’s primary interest rate risk exposure results from the various floating rate pricing mechanisms on the Senior Credit Facility. If interest rates were to increase 200 basis points (2 percent) from September 30, 2011 rates, and assuming no changes in debt from the September 30, 2011 levels, the additional annual expense would be approximately $1.1 million on a pre-tax basis.

The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the euro, the British pound, the Czech koruna, the Japanese yen and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At September 30, 2011, the Company had foreign exchange contracts with notional amounts of (i) 16,600,000 euros to sell against the U.S. dollar, (ii) 130,000,000 Japanese yen to sell against the U.S. dollar, (iii) 560,000 Australian dollars to sell against the U.S. dollar, (iv) 180,000 British pounds to sell against the U.S dollar, (v) 5,700,000 Norwegian kroner to sell against the euro, and (vi) 3,210,000 euros to sell against the against the Czech koruna. At September 30, 2011, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.

Item 4. Controls and Procedures

As of September 30, 2011, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

During the third quarter of 2011, the Company completed a phased implementation and upgrade of its existing J D Edwards global Enterprise Resource Planning software system at all of the existing sites. This new system represents a process improvement initiative and is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. The system implementation is designed, in part, to enhance the overall system of internal control over financial reporting through further automation of various business processes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Information regarding unregistered sales of equity securities has been previously described in a Report on Form 8-K filed on August 3, 2011.

b.)	None.

c.)	During the third quarter of 2011, we repurchased 1,081 shares of common stock to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $51,661. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2011	140	$57.58
August 1 – 31, 2011	941	46.33
September 1 – 30, 2011	—	—	—	—

Total	1,081	$47.79	—	—

Item 6. Exhibits

The following exhibits are included with this report:

2.1	Indenture, dated August 3, 2011 by and between Chart Industries, Inc. and Wells Fargo Bank, National Association – (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2011).

2.2	Supplemental Indenture, dated August 3, 2011 by and between Chart Industries, Inc, and Wells Fargo Bank, National Association – (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2011).

2.3	Form of 2.00% Convertible Senior Subordinated Notes due 2018 – (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2011).

2.4	Base Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch – (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 3, 2011)

2.5	Base Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc – (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 3, 2011)

2.6	Base Warrants Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch – (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 3, 2011)

2.7	Base Warrants Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc – (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 3, 2011)

2.8	Base Capped Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch – (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 3, 2011)

2.9	Base Capped Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc – (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 3, 2011)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (x)

32.1	Section 1350 Certification of Chief Executive Officer (x)

32.2	Section 1350 Certification of Chief Financial Officer (x)

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. *

(x) Filed herewith

* In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date: October 27, 2011	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)