Form 10-K
period 2011-12-31
CHART INDUSTRIES INC
filed 2012-02-29
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of $53.98 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $1,567,055,270.
As of February 15, 2012, there were 29,634,788 outstanding shares of the Company’s common stock, par value $0.01 per share.
Documents Incorporated by Reference
Portions of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 24, 2012 (the “2012 Proxy Statement”).
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2011.

PART I

Item 1.	Business
THE COMPANY
Overview
Chart Industries, Inc., a Delaware corporation incorporated in 1992 (the “Company,” “Chart” or “we”), is a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases, based on our sales and the estimated sales of our competitors. We supply engineered equipment used throughout the global liquid gas supply chain. The largest portion of end-use applications for our products is energy-related, accounting for approximately 48% of sales and 57% of orders in 2011, and 78% of backlog at December 31, 2011. We are a leading manufacturer of standard and engineered equipment primarily used for low-temperature and cryogenic applications. We have developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit). The majority of our products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and end-use of hydrocarbon and industrial gases.
Our primary customers are large, multinational producers and distributors of hydrocarbon and industrial gases and their suppliers. We sell our products and services to more than 2,000 customers worldwide. We have developed long-standing relationships with leading companies in the gas production, gas distribution, gas processing, liquefied natural gas or LNG, chemical and industrial gas industries, including Air Products, Praxair, Airgas, Air Liquide, The Linde Group or Linde, JGC Corporation or JGC, Bechtel Corporation, Jacobs Engineering Group, Inc. or Jacobs, ExxonMobil, British Petroleum or BP, ConocoPhillips, Saudi Aramco, Shaw Stone & Webster, CB&I Lummus, Uhde, CTCI Corporation or CTCI, Toyo, Samsung, Technip, Daelim, and Energy World Corporation or EWC, many of whom have been purchasing our products for over 20 years.
We have attained this position by capitalizing on our low-cost global manufacturing footprint, technical expertise and know-how, broad product offering and reputation for quality, and by focusing on attractive, growing markets. We have an established sales and customer support presence across the globe and low cost manufacturing operations in the United States, Central Europe and China. For the years ended December 31, 2011, 2010 and 2009, we generated sales of $794.6 million, $555.5 million, and $597.5 million, respectively.
The following charts show the proportion of our revenues generated by each operating segment as well as our estimate of the proportion of revenue generated by end-user for the year ended December 31, 2011.

Segments and Products
We operate in three operating segments: (i) Energy & Chemicals or E&C, (ii) Distribution and Storage or D&S and (iii) BioMedical. While each segment manufactures and markets different cryogenic equipment and systems to distinct end-users, they all share a reliance on our heat transfer and low temperature storage know-how and expertise. The E&C and D&S segments manufacture products used primarily in energy-related and general industrial applications, such as the separation, liquefaction, distribution and storage of hydrocarbon and industrial gases. Through our BioMedical segment, we supply cryogenic and other equipment used in the storage and distribution of biological materials and oxygen, used primarily in the medical, biological research and animal breeding industries. Further information about these segments is located in Note K of the notes to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Energy and Chemicals Segment
Our principal products within the E&C segment, which accounted for 26% of sales for the year ended December 31, 2011, are focused on engineered equipment and systems for the energy and chemicals markets, primarily heat exchangers, Core-in-Kettle® units, cold boxes, process systems and LNG vacuum insulated pipe. These products are used by major natural gas, petrochemical processing and industrial gas companies in the production of their products. Our products in the E&C segment include the following:
Heat Exchangers and Core-in-Kettles®
We are a leading designer and manufacturer of cryogenic brazed aluminum and air cooled heat exchangers. Brazed aluminum heat exchangers accounted for 11.6%, 11.3% and 18.9% of consolidated sales for the years ended December 31, 2011, 2010 and 2009, respectively. Using technology pioneered by us, our brazed aluminum heat exchangers are incorporated into assemblies and cold boxes to facilitate the progressive cooling and liquefaction of air or hydrocarbon mixtures for the subsequent recovery or purification of component gases. In hydrocarbon processing industries, our brazed aluminum heat exchangers allow producers to obtain purified hydrocarbon by-products, such as methane, ethane, propane and ethylene, which are commercially marketable for various industrial or residential uses. In the industrial gas market, our brazed aluminum heat exchangers are used to obtain high purity atmospheric gases, such as oxygen, nitrogen and argon, which have diverse industrial applications.
Our air cooled heat exchangers are used in multiple markets to cool fluids to allow for further processing or to provide condensing of fluids, including hydrocarbon, petrochemical, natural gas processing, and power generation. Our compact Core-in-Kettle® heat exchangers are designed to replace shell-and-tube exchangers, offering significantly more heat transfer surface per unit volume and greatly improving the efficiency of chillers, vaporizers, reboilers and condensers in hydrocarbon applications including ethylene, propylene and LNG. Brazed aluminum and air cooled heat exchangers are engineered to the customer’s requirements and range in price from $20,000 to $3.0 million or more depending on the scope and complexity of the project.
Our heat exchanger demand is primarily driven by activity in the LNG and natural gas segments of the hydrocarbon processing market, as well as the Asian industrial gas market. Other key global drivers involve developing Gas to Liquids, or GTL, clean coal processes including Coal to Liquids, or CTL, and Integrated Gasification and Combined Cycle, or IGCC, power projects. In the future, management believes that continuing efforts by petroleum producing countries to better utilize stranded natural gas and previously flared gases, as well as efforts to broaden their industrial base, and the developing clean coal initiatives globally present a promising source of demand for our heat exchangers and cold box systems. In addition, demand for heat exchangers and cold boxes in developed countries is expected to continue as firms upgrade their facilities for greater efficiency and regulatory compliance. We believe demand for our heat exchangers has also increased as a result of the natural gas being extracted from the U.S. shale fields.
Our principal competitors for brazed aluminum heat exchangers are Air Products, Linde, Sumitomo, Kobe and Fives, and we face competition from a variety of competitors for air cooled heat exchangers. Management believes we are the only producer of large brazed aluminum heat exchangers in the United States and are a leader in the global cryogenic heat exchanger market. Major customers for our heat exchangers in the industrial gas market include Air Liquide, Air Products, Praxair, Hangyang, Kaifeng Air Separation and Sichuan Air Separation. In the hydrocarbon processing market, major customers and end-users include BP, ExxonMobil, Saudi Aramco, ConocoPhillips and contractors such as JGC, Bechtel, Jacobs, Kellogg Brown Root or KBR, Technip, CB&I Lummus, Toyo, The Shaw Group and Samsung.
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

We have a number of competitors for fabrication of cold boxes, including Linde, Air Products, Praxair, Air Liquide and many smaller fabrication-only facilities around the world. Principal customers and end-users for our cold boxes include CB&I Lummus, BP, Bechtel, Saudi Aramco, Jacobs, ConocoPhillips, Marathon, JGC, Technip, Toyo, The Shaw Group, Samsung and KBR.
Process Systems
We are a leader in the design and manufacturing of highly engineered hydrocarbon process systems specifically for those markets requiring cryogenic processing technology. These “Concept-to-Reality” process systems incorporate many of Chart’s core products, including brazed aluminum heat exchangers, Core-in-Kettles®, cold boxes, vessels, pipe work and air cooled heat exchangers. These systems are used for global LNG projects, including potential projects in the United States in the conversion of LNG import terminals to export terminals, and also for use in global nitrogen rejection units (NRU). These systems, which are custom engineered and manufactured to order, typically sell in the price range of $5 million to over $100 million, depending on the scope and complexity of the project, with the majority of the systems priced between $5 million and $25 million.
Our principal markets include LNG, nitrogen rejection, ammonia purification, propane dehydrogenation or PDH, HYCO/hydrogen recovery, and Ryan-Holmes CO2 bulk removal technology for enhanced oil recovery and CO2 sequestration.
We have a number of competitors for our process systems including Linde, Air Products, and other smaller engineering, procurement and construction, or EPC, firms to whom we also act as a supplier of equipment including heat exchangers and cold boxes. Principal customers and end-users for our process systems include EWC, CB&I Lummus, ExxonMobil, Jacobs, The Shaw Group, CTCI, Samsung, Uhde and KBR.
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
Distribution and Storage Segment
Through our D&S segment, which accounted for 49% of our sales for the year ended December 31, 2011, we are a leading supplier of cryogenic equipment to the global bulk and packaged industrial gas markets as well as for energy-related applications. Demand for the products supplied by this segment is driven primarily by the significant installed base of users of cryogenic liquids as well as new applications and distribution technologies for cryogenic liquids. Our products span the entire spectrum of the industrial gas market from small customers requiring cryogenic packaged gases to large users requiring custom engineered cryogenic storage systems. Our products in the D&S segment include the following:
Cryogenic Bulk Storage Systems
We are a leading supplier of cryogenic bulk storage systems (stationary tanks, trailers, and ISO tanks) of various sizes ranging from 500 gallons to 250,000 gallons. Using sophisticated vacuum insulation systems placed between inner and outer vessels, these bulk storage systems are able to store and transport liquefied industrial gases and hydrocarbon gases at temperatures from -100° Fahrenheit to temperatures nearing absolute zero. End use customers for our cryogenic storage equipment include industrial gas producers and distributors, chemical producers, manufacturers of electrical components, health care organizations, food processors and businesses in the oil and natural gas industries. Prices for our cryogenic bulk storage systems range from $10,000 to $1 million. Global industrial gas producers and distributors, including Air Products, Air Liquide, Linde, Airgas, Praxair and Messer, are significant customers for our cryogenic bulk storage systems. On a worldwide basis, we compete primarily with Taylor-Wharton International or Taylor-Wharton and CVA/INOX in this product area. In the European and Asian markets, we compete with several suppliers owned by the global industrial gas producers as well as independent regional suppliers such as VRV, Aritas and Sanctum.
Cryogenic Packaged Gas Systems
We are a leading supplier of cryogenic packaged gas systems of various sizes ranging from 160 liters to 3,000 liters. Cryogenic liquid cylinders are used extensively in the packaged gas industry to allow smaller quantities of liquid to be easily delivered to the customers of industrial gas distributors on a full-for-empty or fill-on-site basis. Principal customers for our liquid cylinders are the same global industrial gas producers and the North American industrial gas distributors who purchase our cryogenic bulk storage systems. We compete on a worldwide basis primarily with Taylor-Wharton and Beijing Tenhai Industrial Cylinders in this product area. We have developed two technologies in the packaged gas product area: ORCA Micro-Bulk systems and Tri-fecta® Laser Gas assist systems. ORCA Micro-Bulk systems bring the ease of use and distribution economics of bulk gas supply to customers formerly supplied by high pressure or cryogenic liquid cylinders. The ORCA Micro-Bulk system is the leader in this growing product line. The Tri-fecta® Laser Gas assist system was developed to meet the “assist gas” performance requirements for new high powered lasers being used in the metal fabrication industry.
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
LNG Applications
We supply cryogenic solutions for the storage, distribution, vaporization, and application of LNG. LNG may be utilized as a primary source of heat or power at industrial or residential complexes located away from a natural gas pipeline. LNG may also be used for peak shaving or as a backup supply at remote locations. We refer to our LNG distribution products as a “Virtual Pipeline” as the natural gas pipeline is replaced with cryogenic distribution to deliver the gas to the end user. We supply cryogenic trailers, bulk storage tanks, tap-off facilities, and vaporization equipment specially configured for LNG into Virtual Pipeline applications. LNG may also be used as a fuel to power vehicles or ships. LNG vehicle fueling applications consist of LNG and liquid/compressed natural gas refueling systems for centrally fueled fleets of vehicles, trucks, and ships powered by natural gas, such as fleets operated by metropolitan transportation authorities, refuse haulers and heavy-duty truck fleets. We sell LNG applications around the world from all D&S facilities to numerous end users, energy companies, and gas distributors. Competition for LNG applications is based primarily on product design, customer support and service, dependability and price. Our competitors tend to be regionally focused or product specific while Chart is able to supply a broad range of solutions required by LNG applications.
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
Cryogenic Services
We operate locations in the United States and Europe providing installation, service, repair and maintenance of cryogenic products including storage tanks, liquid cylinders, cryogenic trailers, cryogenic railcars, cryogenic pumps, cryogenic flow meters and VIP. In 2010, we opened a comprehensive service facility in McCarran, Nevada that allows us to provide a full range of repair services for equipment located west of the Rocky Mountains.
BioMedical Segment
The BioMedical segment, which accounted for 25% of our sales for the year ended December 31, 2011, consists of various product lines built around our core competencies in cryogenics and pressure swing adsorption, but with a focus on the respiratory and biological users of the liquids and gases instead of the large producers and distributors of cryogenic liquids. Our products in the BioMedical segment include the following:
Respiratory Products
Our respiratory oxygen product line is comprised of a range of medical respiratory products, including liquid oxygen systems and ambulatory oxygen systems, both of which are used primarily for the in-home supplemental oxygen treatment of patients with chronic obstructive pulmonary diseases, such as bronchitis, emphysema and asthma. We further expanded our respiratory product offering in 2010 by acquiring SeQual Technologies, Inc., which designs, manufactures, and services transportable oxygen concentrators, and emergency medical products.

Individuals for whom supplemental oxygen is prescribed generally receive an oxygen system from a home healthcare provider, medical equipment dealer, or gas supplier. The provider or physician usually selects which type of oxygen system that is provided to its customers: liquid oxygen systems, transportable oxygen concentrators, portable oxygen concentrators, stationary concentrators or high-pressure oxygen cylinders. Physicians generally believe that increased patient ambulation offers greater long-term therapeutic benefits which can be provided by liquid oxygen, transportable, and portable oxygen concentrators.
We believe that competition for our respiratory product is based primarily upon product quality, performance, reliability, ease-of-use and price, and we focus our marketing strategies on these considerations. Furthermore, competition also includes the impact of other modalities in the broader respiratory industry.
Cold Storage Systems
This product line consists of vacuum insulated containment vessels for the storage of biological materials. The primary applications for this product line include medical laboratories, biotech/pharmaceutical, research facilities, blood and tissue banks, veterinary laboratories, large-scale repositories and artificial insemination, particularly in the beef and dairy industry.
The significant competitors for biological storage systems include a few large companies worldwide, such as Taylor-Wharton, Air Liquide and Ind-Burma Petroleum Company, or IBP. These products are sold through multiple channels of distribution specifically applicable to each industry sector. The distribution channels range from highly specialized cryogenic storage systems providers to general supply and catalogue distribution operations to breeding service providers. Historically, competition in this field has been focused on design, reliability and price. Alternatives to vacuum insulated containment vessels include mechanical, electrically powered refrigeration.
Domestic and Foreign Operations
Financial and other information regarding domestic and foreign operations is located in Note K of the notes to Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Additional information regarding risks attendant to foreign operations is set forth in Item 7A of this Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk” and Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.
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
Competition
We believe we can compete effectively around the world and that we are a leading competitor in our markets. Competition is based primarily on performance and the ability to provide the design, engineering and manufacturing capabilities required in a timely and cost-efficient manner. Contracts are usually awarded on a competitive bid basis. Quality, technical expertise and timeliness of delivery are the principal competitive factors within the industry. Price and terms of sale are also important competitive factors. Because independent third-party prepared market share data is not available, it is difficult to know for certain our exact position in our markets, although we believe we rank among the leaders in each of the markets we serve. We base our statements about industry and market positions on our reviews of annual reports and published investor presentations of our competitors and augment this data with information received by marketing consultants conducting competition interviews and our sales force and field contacts. For information concerning competition within a specific segment of the Company's business, see descriptions provided under segment captions herein.
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
Backlog
The dollar amount of our backlog as of December 31, 2011, 2010 and 2009 was $489.1 million, $236.4 million and $185.1 million, respectively. Approximately 7% of the December 31, 2011 backlog is expected to be filled beyond 2012. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large products, particularly in the E&C segment, and the amount of backlog at December 31, 2011 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel all or part of the order, potentially subject to the payment of certain costs and/or penalties. For further information about our backlog, including backlog by segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Customers
We sell our products primarily to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing and biomedical industries in countries throughout the world. Sales to our top ten customers accounted for 36%, 38% and 47% of consolidated sales in 2011, 2010 and 2009, respectively. No single customer exceeded 10% of consolidated sales in 2011. Our sales to particular customers fluctuate from period to period, but the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of revenue for us. Our supply contracts are generally contracts for “requirements” only. While our customers may be obligated to purchase a certain percentage of their supplies from us, there are generally no minimum requirements. Also, many of our contracts may be canceled on as little as one month’s notice. To minimize credit risk from trade receivables, we review the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitor the financial condition of customers to help ensure timely collections and to minimize losses. In addition, for certain domestic and foreign customers, particularly in the E&C segment, we require advance payments, letters of credit and other such guarantees of payment. Certain customers also require us to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order. We believe our relationships with our customers are generally good.
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
Raw Materials and Suppliers
We manufacture most of the products we sell. The raw materials used in manufacturing include aluminum products (including sheets, bars, plate and piping), stainless steel products (including sheets, plates, heads and piping), palladium oxide, carbon steel products (including sheets, plates and heads), valves and gauges and fabricated metal components. Most raw materials are available from multiple sources of supply. We believe our relationships with our raw material suppliers and other vendors are generally good. Raw material prices have remained fairly stable during 2011, and we expect them to remain stable during 2012. Subject to certain risks related to our suppliers as discussed under Item 1A. “Risk Factors,” we foresee no acute shortages of any raw materials that would have a material adverse effect on our operations.
Employees
As of January 31, 2012, we had 3,831 employees, including 2,098 domestic employees and 1,733 international employees. These employees consisted of 1,849 salaried, 346 bargaining unit hourly and 1,636 non-bargaining unit hourly.
We are a party to one collective bargaining agreement with the International Association of Machinists and Aerospace Workers covering 346 employees at our La Crosse, Wisconsin heat exchanger facility. On February 6, 2010, we entered into a three-year agreement to replace the previous agreement, which expired at that time.

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
We are involved with environmental compliance, investigation, monitoring and remediation activities at certain of our owned or formerly owned manufacturing facilities and at one owned facility that is leased to a third party. We believe that we are currently in substantial compliance with all known environmental regulations. We accrue for certain environmental remediation-related activities for which commitments or remediation plans have been developed or for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 16 years as ongoing costs of remediation programs. Although we believe we have adequately provided for the cost of all known environmental conditions, additional contamination, the outcome of disputed matters or changes in regulatory posture could result in more costly remediation measures than budgeted, or those we believe are adequate or required by existing law. We believe that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations.
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
Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end users, in particular those customers in the global hydrocarbon and industrial gas markets. These customers’ expenditures historically have been cyclical in nature and vulnerable to economic downturns. Decreased capital and maintenance spending by these customers could have a material adverse effect on the demand for our products and our business, financial condition and results of operations. In addition, this historically cyclical demand limits our ability to make accurate long-term predictions about the performance of our company. Even if demand improves, it is difficult to predict whether any improvement represents a long-term improving trend or the extent or timing of improvement. There can be no assurance that historically improving cycles are representative of actual future demand.
While we experienced growth in demand from 2003 until mid-2008 in the global hydrocarbon and industrial gas markets, we experienced a significant decline in orders from mid-2008 until mid-2009. Since that time there has been improvement in orders for our businesses, particularly throughout 2011, but we cannot predict whether business performance may be better or worse in the future.
The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenues and profitability.
A small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers accounted for 36%, 38% and 47% of consolidated sales in 2011, 2010 and 2009, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. While our sales to particular customers fluctuate from period to period, the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of revenue for us.
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
A significant amount of our sales are to customers in the energy production and supply industry. We estimate that 48% of our revenue for the year ended December 31, 2011 was generated by end-users in the energy industry. Accordingly, demand for a significant portion of our products depends upon the level of capital expenditures by companies in the oil and gas industry, which depends, in part, on energy prices. While some applications for our products could see greater demand if prices for natural gas remain relatively low compared to oil prices, a sustained decline in energy prices generally and a resultant downturn in energy production activities could negatively affect the capital expenditures of our customers. Any significant decline in the capital expenditures of our customers, whether due to a decrease in the market price of energy or otherwise, may decrease demand for our products and cause downward pressure on the prices we charge. Accordingly, if there is a downturn in the energy production and supply industry, our business, financial condition and results of operations could be adversely affected.
Governmental energy policies could change, or expected changes could fail to materialize, which could adversely affect our business or prospects.
Energy policy can develop rapidly in the markets we serve, including the United States. Within the last few years, significant developments have taken place, primarily in international markets that we serve with respect to energy policy and related regulations. We anticipate that energy policy will continue to be an important regulatory priority globally as well as on a national, state and local level. As energy policy continues to evolve, the existing rules and incentives that impact the energy-

related segments of our business may change. It is difficult, if not impossible, to predict whether changes in energy policy might occur in the future and the timing of potential changes and their impact on our business. The elimination or reduction of favorable policies for our energy-related business, or the failure to adopt expected policies that would benefit our business, could negatively impact our revenues and profitability. For example, China’s 12th Five-Year Plan promotes the use of natural gas by mandating an increase of gas as a percentage of energy consumption from less that 4% to over 8%. Our business prospects in China could be harmed if China changed this policy or the mandate is not otherwise achieved.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation could result in increased costs and additional operating restrictions or delays for our customers, which could negatively impact our business, financial condition and results of operations.

We supply equipment to companies that process, transport and utilize natural gas, many of which benefit from increased natural gas production resulting from hydraulic fracturing in the oil and natural gas industry. As a result, increased regulation of hydraulic fracturing may adversely impact our business, financial condition and results of operations. Currently, hydraulic fracturing generally is exempt from federal regulation and is typically regulated by state or local governmental authorities. Recently, however, federal agencies such as the U.S. Environmental Protection Agency and a subcommittee of the Secretary of Energy Advisory Board of the U.S. Department of Energy, have undertaken studies on the safety and environmental impact of hydraulic fracturing. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the federal Safe Drinking Water Act or otherwise. Legislation is currently before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. If this or similar legislation becomes law, the legislation could establish an additional level of regulation that may lead to additional permitting requirements or other operating restrictions, making it more difficult to complete natural gas wells in shale formations. This could increase our customers' costs of compliance and doing business or otherwise adversely affect the hydraulic fracturing services they perform, which may negatively impact natural gas production and demand for our equipment used in the natural gas industry.

In addition, various state, local and foreign governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permitting requirements, operational restrictions, disclosure requirements and temporary or permanent bans on hydraulic fracturing in certain areas such as environmentally sensitive watersheds. For example, Wyoming, Colorado, Arkansas, Louisiana, Michigan, Montana, Texas and Pennsylvania have imposed disclosure requirements on hydraulic fracturing well owners and operators.

Furthermore, heightened political, regulatory and public scrutiny of hydraulic fracturing practices could potentially expose our customers to increased legal and regulatory proceedings, which could negatively impact natural gas production and demand for our equipment used in the natural gas industry. Any such developments could have a material adverse effect on our business, financial condition and results of operations, whether directly or indirectly.
We may be unable to compete successfully in the highly competitive markets in which we operate.
Although many of our products serve niche markets, a number of our direct and indirect competitors in these markets are major corporations, some of which have substantially greater technical, financial and marketing resources than Chart, and other competitors enter these markets from time to time. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales and earnings. Companies, or their divisions, that operate in our industry include Air Products, Kobe, Linde, Fives Nordon, Sumitomo, CVA and Taylor-Wharton. Additionally, we compete with several suppliers owned by global industrial gas producers and many smaller fabrication-only facilities around the world. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending on research and development, and marketing and sales, any of which could materially reduce our revenues, profitability or both. Moreover, during an industry downturn, competition in some of the product lines we serve increases as a result of over-capacity, which may result in downward pricing pressure. Further, customers who typically outsource their need for cryogenic systems to us may use their excess capacity to produce such systems themselves. We also compete in the sale of a limited number of products with certain of our major customers. If we are unable to compete successfully, our results of operations, cash flows and financial condition could be negatively affected.
Downturns in economic and financial conditions have had and may have in the future a negative effect on our business, financial condition and results of operations.
Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end users. While general economic conditions improved throughout 2011 and continue to improve in 2012 in many parts of the world, there has been economic weakness in Europe and a downturn in economic conditions there or elsewhere may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, and may reduce their ability to pay for our products and services after purchase. Similarly, our suppliers may not be able to supply us with needed raw materials or components on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand, or fulfill our contractual obligations or could affect our gross margins. See “We depend on the availability of certain key suppliers; if we experience difficulty with a supplier, we may have difficulty finding alternative sources of supply” below. We cannot predict the timing or duration of negative market conditions. If the economy or markets in which we operate deteriorate or financial markets weaken, our business, financial condition and results of operations could be adversely impacted.
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
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. The dollar amount of backlog as of December 31, 2011 was $489.1 million. Our backlog can be significantly affected by the timing of orders for large products, particularly in our E&C segment, and the amount of our backlog at December 31, 2011 is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared to our total contract volume and is partially offset by cancellation penalties, customers can, and sometimes do, terminate or modify these orders. We cannot predict whether cancellations will accelerate or diminish in the future. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.
If we are unable to successfully manage our planned operational expansions, it may place a significant strain on our management and administrative resources and lead to increased costs and reduced profitability.
We expect to continue to expand our operations, particularly in China and the United States, in markets where we perceive the opportunity for profitable expansion. Our ability to operate our business successfully and implement our strategies depends, in part, on our ability to allocate our resources optimally in each of our facilities in order to maintain efficient operations as we expand. Ineffective management of our growth could cause manufacturing inefficiencies, increase our operating costs, place significant strain on our management and administrative resources and prevent us from implementing our business plan.

For example, we have invested or plan to invest approximately $35 to $40 million in new capital expenditures in 2012 related to the expected growth of selective parts of each of BioMedical, E&C and D&S segments. If we fail to implement these projects in a timely and effective manner, we may lose the opportunity to obtain some customer orders. Even if we effectively implement these projects, the orders needed to support the capital expenditure may not be obtained, may be delayed, or may be less than expected, which may result in sales or profitability at lower levels than anticipated. For example, while we invested significantly in the expansion of our E&C segment in recent years, we experienced delay in some of the orders initially anticipated to support the cold box portion of that expansion, which resulted in the underutilization of some of our capacity. In addition, potential cost overruns, delays or unanticipated problems in any capital expansion could make the expansion more costly than originally predicted or cause us to miss windows of opportunity.
Health care reform or other changes in government and other third-party payor reimbursement levels and practices could negatively impact our revenues and profitability.
Acquisitions by our BioMedical segment have significantly increased the size and impact on our financial results of our respiratory products business. Many of our BioMedical segment’s customers are reimbursed for products and services by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs in the U.S, and by similar programs and entities in the other countries in which we operate or sell our equipment. In the United States, the Centers for Medicare & Medicaid Services (CMS), the agency responsible for administering the Medicare program, implemented a number of payment rules that reduced Medicare payments for oxygen and oxygen equipment, including a competitive bidding program effective January 1, 2011. Under the competitive bidding program, CMS selected contract suppliers that agreed to receive as payment the “single payment amount” calculated by CMS in certain geographic regions. If third-party payors deny coverage, make the reimbursement process or documentation requirements more uncertain or reduce levels of reimbursement, it could negatively affect our revenues and profitability.
In March 2010, significant reforms to the healthcare system were adopted in the United States. The new law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law imposes a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013 which will impact certain of our BioMedical sales. In addition, the new law requires CMS to nationalize the competitive bidding process or adjust the prices in non-competitive bidding areas to match competitive bidding prices. Various healthcare reform proposals have also emerged at the state level. The new law and these proposals could impact the demand for our products or the prices at which we sell our products. In addition, the excise tax could increase our cost of doing business. The impact of this law and these proposals could have a material adverse effect on our business, results of operations and/or financial condition.
As a global business, we are exposed to economic, political and other risks in different countries which could materially reduce our revenues, profitability or cash flows, or materially increase our liabilities.
Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. In 2011, 2010 and 2009, 58%, 57% and 59%, respectively, of our sales were made in international markets. Our future results could be harmed by a variety of factors, including:

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

For example, the European sovereign debt crisis has negatively affected economic conditions in Europe and globally. If the European sovereign debt crisis continues or deepens, economic conditions in Europe may further deteriorate. In that case, our business in Europe and elsewhere, as well as the businesses of our customers and suppliers, may be adversely affected.

Our international operations and sales also expose us to different local political and business risks and challenges. For example, we are faced with potential difficulties in staffing and managing local operations and we have to design local solutions to manage credit and legal risks of local customers and distributors, which may not be effective. In addition, because some of our international sales are to suppliers that perform work for foreign governments, we are subject to the political risks associated with foreign government projects. For example, certain foreign governments may require suppliers for a project to obtain products solely from local manufacturers or may prohibit the use of products manufactured in certain countries.
International growth and expansion into emerging markets, such as China, Central and Eastern Europe, India, the Middle East and Latin America, may cause us difficulty due to greater regulatory barriers than in the United States, the necessity of adapting to new regulatory systems, problems related to entering new markets with different economic, social and political systems and conditions, and significant competition from the primary participants in these markets, some of which may have substantially greater resources than us. For example, unstable political conditions or civil unrest, including the recent political instability in North Africa and the Middle East that began in 2010, could negatively impact our order levels and sales in a region or our ability to collect receivables from customers or operate or execute projects in a region.
Our international operations and transactions also depend upon favorable trade relations between the United States and those foreign countries in which our customers and suppliers have operations. A protectionist trade environment in either the United States or those foreign countries in which we do business or sell products, such as a change in the current tariff structures, export compliance, government subsidies or other trade policies, may adversely affect our ability to sell our products or do business in foreign markets. Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business and the foregoing factors may cause a reduction in our revenues, profitability or cash flows, or cause an increase in our liabilities.
We may fail to successfully acquire or integrate companies that provide complementary products or technologies.
A component of our business strategy is the acquisition of businesses that complement our existing products and services. Such a strategy involves the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. In addition, any acquisitions of businesses with foreign operations or sales may increase our exposure to risks inherent in doing business outside the United States.
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
In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations, where the local currency is the functional currency, are translated using period-end exchange rates, and the revenues and expenses of our foreign operations are translated using average exchange rates during each period. For example, we have material euro-denominated net monetary assets and liabilities. If the European sovereign debt crisis leads to a significant devaluation of the euro, the value of our euro-denominated net monetary assets and liabilities would be correspondingly reduced when translated into U.S. dollars for inclusion in our financial statements. Similarly, the re-introduction of certain individual country currencies or the complete dissolution of the euro, could adversely affect the value of our euro-denominated net monetary assets and liabilities. In either case, our business, results of operations, financial condition and liquidity could be materially adversely affected.
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
Our ability to successfully operate and grow our business and implement our strategies is largely dependent on the efforts, abilities and services of our senior management and other key employees. Our future success will also depend on, among other factors, our ability to attract and retain qualified personnel, such as engineers and other skilled labor, either through direct hiring or the acquisition of other businesses employing such professionals. Our products, many of which are highly engineered, represent specialized applications of cryogenic low temperature or gas processing technologies and know-how, and many of the markets we serve represent niche markets for these specialized applications. Accordingly, we rely heavily on engineers, salespersons, business unit leaders, senior management and other key employees who have experience in these specialized applications and are knowledgeable about these niche markets, our products, and our company. Additionally, we may modify our management structure from time to time or substantially reduce our overall workforce as we did in certain sectors of our business during the recent economic downturn, which may create marketing, operational and other business risks. The loss of the services of these senior managers or other key employees or the failure to attract or retain other qualified personnel could reduce the competitiveness of our business or otherwise impair our business prospects.
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
The commodity metals we use, including aluminum and stainless steel, have experienced significant fluctuations in price in recent years. On average, over half of our cost of sales for many of our product lines has historically been represented by the cost of commodities metals. We have generally been able to recover the cost increases through price increases to our customers; however, during periods of rising prices of raw materials, we may not always be able to pass increases on to our customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in raw material prices could result in lower revenues and profitability.
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
Due to the high pressures and low temperatures at which many of our products are used, the inherent risks associated with concentrated industrial and hydrocarbon gases, and the fact that some of our products are relied upon by our customers or end users in their facilities or operations, or are manufactured for relatively broad industrial, transportation or consumer use, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in death, bodily injury, property damage or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We are subject to claims from time to time, some of which are substantial but none of which historically have had a material adverse effect on our financial condition or results of operations, and we may be subject to claims in the future. For example, we have been subject to assertions that failure of our equipment has caused substantial property damage and economic loss at facilities owned by customers or third parties, including a natural gas processing plant fire where the performance of our equipment is being investigated and end user losses could approach or exceed $30 million, responsibility for which we vigorously dispute. Although we currently maintain product liability coverage, which we believe is adequate for the continued operation of our business, such insurance may become difficult to obtain or be unobtainable in the future on terms acceptable to us, it includes customary exclusions and conditions, it may not cover certain specialized applications, such as aerospace-related applications, and it generally does not cover warranty claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage, or a significant warranty claim or series of claims against us, could materially decrease our liquidity, impair our financial condition and adversely affect our results of operations.
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
In addition, we are subject to regulations covering manufacturing practices, product labeling and advertising and adverse-event reporting that apply after we have obtained approval to sell a product. Many of our facilities and procedures and those of our suppliers are subject to ongoing oversight, including periodic inspection by governmental authorities. Compliance with production, safety, quality control and quality assurance regulations is costly and time-consuming, and while we seek to be in full compliance, noncompliance could arise from time to time. If we fail to comply, our operations, financial condition and cash flows could be adversely affected, including through the imposition of fines, costly remediation or plant shutdowns, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval as a result of noncompliance.
We carry goodwill and indefinite-lived intangible assets on our balance sheet, which are subject to impairment testing and could subject us to significant charges to earnings in the future if impairment occurs.
As of December 31, 2011, we had goodwill and indefinite-lived intangible assets of $331.1 million, which represented approximately 28.2% of our total assets. The value of these assets may increase in the future if we complete acquisitions as part of our overall business strategy. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually on October 1st or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Our stock price historically has fluctuated significantly in response to market and other factors. For example, it declined significantly from mid-2008 to early 2009 and then increased sharply in late 2010. Declines in our stock price in the future could increase the risk of goodwill impairment if the price of our stock does not recover. In order to test goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis to determine whether it is necessary to perform the goodwill impairment test. To test for impairment, a model to estimate the fair market value of our reporting segments has been developed. This fair market value model incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates and our judgment regarding the applicable discount rates to use to discount those estimated operating results and cash flows. If an impairment is determined to exist, it may result in a significant non-recurring non-cash charge to earnings and lower stockholders’ equity.
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
There is a growing political and scientific belief that emissions of greenhouse gases alter the composition of the global atmosphere in ways that are affecting the global climate. Various stakeholders, including legislators and regulators, stockholders and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce greenhouse gas emissions. New regulations could result in product standard requirements for the Company’s global businesses but because any impact is dependent on the design of the mandate or standard, the Company is unable to predict its significance at this time. Furthermore, the potential physical impacts of theorized climate change on the Company’s customers, and therefore on the Company’s operations, are speculative and highly uncertain, and would be particular to the circumstances developing in various geographical regions. These may include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These potential physical effects may adversely impact the cost, production, sales and financial performance of the Company’s operations.
Increases in labor costs, potential labor disputes and work stoppage could materially decrease our revenues and profitability.
Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of January 31, 2012, we had 3,831 employees, including 1,849 salaried, 346 bargaining unit hourly and 1,636 non-bargaining unit hourly employees. Employees represented by a union are subject to one collective bargaining agreement in the United States that expires in February 2013. We have experienced one work stoppage in 2007. Although we entered into a new labor agreement with our unionized employees at this facility in 2010, if we are unable to enter into new, satisfactory labor agreements with our unionized employees when necessary in the future or other labor controversies or union organizing efforts arise, we could experience a significant disruption to our operations, lose business or experience an increase in our operating expenses, which could reduce our profit margins. Furthermore, increased U.S. federal regulation or significant modifications to existing labor regulations, could potentially increase our labor costs.
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
Certain U.S. hourly and salaried employees are covered by our defined benefit pension plan. The plan has been frozen since February 2006. As of December 31, 2011, the projected benefit obligation under our pension plan was approximately $49.9 million and the value of the assets of the plan was approximately $34.0 million, resulting in our pension plan being underfunded by approximately $15.9 million. We are also a participant in a multiemployer plan which is underfunded. If the performance of the assets in our pension plan or the multiemployer plan does not meet expectations or if other actuarial assumptions are modified, our required pension contributions for future years could be higher than we expect, which may negatively impact our results of operations, cash flows and financial condition.
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
We rely on a combination of internal procedures, nondisclosure agreements, intellectual property rights assignment agreements, as well as licenses, patents, trademarks and copyright law to protect our intellectual property and know-how. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. For example, we frequently explore and evaluate potential relationships and projects with other parties, which often require that we provide the potential partner with confidential technical information. While confidentiality agreements are typically put in place, there is a risk the potential partner could violate the confidentiality agreement and use our technical information for its own benefit or the benefit of others or compromise the confidentiality. In addition, the laws of certain foreign countries in which our products may be sold or manufactured do not protect our intellectual property rights to the same extent as the laws of the United States. For example, we are increasing our manufacturing capabilities and sales in China, where laws may not protect our intellectual property rights to the same extent as in the United States. Failure or inability to protect our proprietary information could result in a decrease in our sales or profitability.
We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. A failure to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property may require expensive investment in protracted litigation and the investment of substantial management time and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. The patents in our patent portfolio are scheduled to expire between 2012 and 2031.
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
Some of our operations, including our operations in New Iberia, Louisiana and Houston, Texas, are located in geographic regions and physical locations that are susceptible to physical damage and longer-term economic disruption from hurricanes or other severe weather. We also could make significant future capital expenditures in hurricane-susceptible or other severe weather locations from time to time. These weather events can disrupt our operations, result in damage to our properties and negatively affect the local economy in which these facilities operate. In September 2008, for example, our New Iberia, Louisiana facility was forced to close as a result of heavy rainfall, evacuations, strong winds and power outages resulting from Hurricane Gustav. Two weeks after Hurricane Gustav, winds and flooding from Hurricane Ike damaged our New Iberia, Louisiana, Houston, Texas and The Woodlands, Texas operations and offices, and those facilities were also closed for a period of time. In 2005, our New Iberia operations encountered damage and were disrupted from the storm surge and flooding caused by Hurricane Rita. Future hurricanes or other severe weather may cause production or delivery delays as a result of the physical damage to the facilities, the unavailability of employees and temporary workers, the shortage of or delay in receiving certain raw materials or manufacturing supplies and the diminished availability or delay of transportation for customer shipments, any of which may have an adverse affect on our revenues and profitability. Additionally, the potential physical impact of theorized climate change could include more frequent and intense storms, which would heighten the risk to our operations in areas that are susceptible to hurricanes and other severe weather. Although we maintain insurance subject to certain deductibles, which may cover some of our losses, that insurance may become unavailable or prove to be inadequate.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) institutes a wide range of reforms, some of which may impact us. Among other things, the Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions that authorize or require the SEC to adopt additional rules and regulations in these areas. The impact of these provisions on our business is uncertain. The Dodd-Frank Act also provides for new statutory and regulatory requirements for derivative transactions, including foreign exchange and interest rate hedging transactions. Certain transactions will be required to be cleared on exchanges, and cash collateral will be required for those transactions. While the Dodd-Frank Act provides for a potential exception from these clearing and cash collateral requirements for commercial end-users, the exception is subject to future rule making and interpretation by regulatory authorities. We enter into foreign exchange contracts, interest rate swaps and forward contracts from time to time to manage our foreign currency exchange risk, interest rate risk, and exposure to commodity price risk. If, in the future, we are required to provide cash collateral for our hedging transactions, it could reduce our ability to execute strategic hedges. In addition, the contractual counterparties in hedging arrangements will be required to comply with the Dodd-Frank Act’s new requirements, which could ultimately result in increased costs of these arrangements.
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
Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.
Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

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
We are leveraged and have future debt service obligations. Our financial performance could be affected by our leverage. As of December 31, 2011, our total indebtedness was $234.5 million. In addition, at that date, we had $35.9 million of letters of credit and bank guarantees outstanding and borrowing capacity of approximately $99.1 million under the revolving portion of our senior secured credit facility, after giving effect to the letters of credit and bank guarantees outstanding. While we had $256.9 million in cash at December 31, 2011, which we believe mitigates the risk related to our leverage, there is no assurance that we will continue to be profitable in the future or that we will not use our available cash in ways other than those that reduce our leverage or mitigate the risk related to our leverage. We may also incur additional indebtedness in the future. Our level of indebtedness could have important negative consequences to us and you, including:

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

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facility or otherwise in an amount sufficient to permit us to pay the principal and interest on our indebtedness or fund our other liquidity needs. In addition, a portion of our indebtedness bears interest at variable rates. If market interest rates increase, debt service on our variable-rate debt will rise, which would adversely affect our cash flow. We may be unable to refinance any of our debt, including our senior secured credit facility or our 2.00% Convertible Senior Subordinated Notes due 2018, on commercially reasonable terms. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our senior secured credit facility restricts our ability to use the proceeds from asset sales. We may be unable to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may be inadequate to meet any debt service obligations then due.
We may still be able to incur substantially more debt. This could further exacerbate the risks that we face.
We may be able to incur substantial additional indebtedness in the future. The terms of our debt instruments do not fully prohibit us from doing so. The revolving credit portion of our senior secured credit facility provides commitments of up to $135.0 million, approximately $99.1 million of which would have been available for future borrowings (after giving effect to letters of credit and bank guarantees outstanding) as of December 31, 2011. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments and Related Covenants.” We may also further increase the size of our senior secured credit facility or refinance with higher borrowing limits. If new debt is added to our current debt levels, the related risks that we now face could intensify.

The senior secured credit facility contains a number of restrictive covenants which limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.
The senior secured credit facility imposes, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of our subsidiaries to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends and make other distributions in respect of our capital stock;

•	redeem or buy back our capital stock;

•	make certain investments or certain other restricted payments;

•	sell or transfer certain kinds of assets;

•	enter into certain types of transactions with affiliates; and

•	effect mergers or consolidations.
The senior secured credit facility also requires us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.
The restrictions contained in the senior secured credit facility could:

•	limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.
A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our senior secured credit facility. If an event of default occurs under our senior secured credit facility, which includes an event of default under the indenture governing our 2.00% Convertible Senior Subordinated Notes due 2018, the lenders could elect to:

•	declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

•	require us to apply all of our available cash to repay the borrowings; or

•	prevent us from making debt service payments on the convertible notes;
any of which could result in an event of default under our convertible notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further financing.
If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing the senior secured credit facility, which constitutes substantially all of our domestic wholly-owned subsidiaries’ assets.
Our 2.00% Convertible Senior Subordinated Notes due 2018 have certain fundamental change and conditional conversion features which, if triggered, may adversely affect our financial condition.
If a fundamental change occurs under our 2.00% Convertible Senior Subordinated Notes due 2018, the holders thereof may require us to purchase for cash any or all of the convertible notes. However, there can be no assurance that we will have sufficient funds at the time of the fundamental change to purchase all of the convertible notes delivered for purchase, and we may not be able to arrange necessary financing on acceptable terms, if at all. Likewise, if one of the conversion contingencies of our convertible notes is triggered, holders of convertible notes will be entitled to convert the convertible notes at any time during specified periods. If one or more holders elect to convert their convertible notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity.
We are subject to counterparty risk with respect to the convertible note hedge and capped call transactions associated with our 2.00% Convertible Senior Subordinated Notes due 2018.
The option counterparties for our convertible note hedging arrangements are financial institutions, and we will be subject to the risk that any or all of them might default under the convertible note hedge and capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions, including the bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge and capped call transactions with that option counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
The accounting for our 2.00% Convertible Senior Subordinated Notes due 2018 and the related convertible note hedge, warrant and capped call transactions is subject to uncertainty.
The accounting for convertible notes and the convertible note hedge, warrant and capped call transactions is subject to frequent scrutiny by the accounting regulatory bodies and is subject to change. We cannot predict if or when any such change would be made and it is possible any such change could have an adverse impact on our reported financial results and could adversely affect the market price of our common stock and our financial position and in turn negatively impact the trading price of the convertible notes.
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
Risks Related to the Trading Market for Our Common Stock
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and other agreements and in Delaware law may discourage a takeover attempt.
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
In addition, the terms of our 2.00% Convertible Senior Subordinated Notes may require us to purchase these convertible notes for cash in the event of a takeover of our Company. The indenture governing the convertible senior notes also prohibits us from engaging in certain mergers or acquisition unless, among other things, the surviving entity assumes our obligations under the convertible notes. These and other provisions applicable to the convertible notes may have the effect of increasing the cost of acquiring us or otherwise discourage a third party from acquiring us.
The issuance of common stock upon conversion of our 2.00% Convertible Senior Subordinated Notes due 2018 could cause dilution to the interests of our existing stockholders.

As of December 31, 2011, we had $250.0 million aggregate principal amount of convertible notes outstanding. Prior to the close of business on the business day immediately preceding May 1, 2018, the convertible notes will be convertible only upon satisfaction of certain conditions. Holders may convert their convertible notes at their option at any time after May 1, 2018. We will settle conversions of convertible notes by paying cash up to the aggregate principal amount of the convertible notes to be converted and paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. The number of shares issued could be significant and such an issuance could cause significant dilution to the interests of the existing stockholders.
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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties
We occupy 33 principal facilities totaling approximately 2.8 million square feet, with the majority devoted to manufacturing, assembly and storage. Of these manufacturing facilities, approximately 2.1 million square feet are owned and 0.7 million square feet are occupied under operating leases. We lease approximately 17,500 square feet for our corporate office in Garfield Heights, Ohio. Our major owned facilities in the United States are subject to mortgages securing our senior secured credit facility.
The following table sets forth certain information about significant facilities occupied by us as of January 31, 2012:

Location	Segment	Square Feet	Ownership	Use
La Crosse, Wisconsin	Energy & Chemicals	170,000	Owned	Manufacturing/Office
New Iberia, Louisiana	Energy & Chemicals	62,400	Leased	Manufacturing
The Woodlands, Texas	Energy & Chemicals	29,000	Leased	Office
Tulsa, Oklahoma	Energy & Chemicals	58,500	Owned	Manufacturing/Office
Tulsa, Oklahoma	Energy & Chemicals	140,000	Leased	Manufacturing/Office
Tulsa, Oklahoma	Energy & Chemicals	68,000	Leased	Manufacturing/Office
Wolverhampton, United Kingdom	Energy & Chemicals	1,600	Leased	Office
Changzhou, China	Distribution & Storage/Energy & Chemicals	260,000	Owned	Manufacturing/Office
Decin, Czech Republic	Distribution & Storage	638,000	Owned	Manufacturing/Office
Goch, Germany	Distribution & Storage	258,000	Owned	Manufacturing/Office
Houston, Texas	Distribution & Storage	22,000	Owned	Service
McCarran, Nevada	Distribution & Storage	42,300	Owned	Service
New Prague, Minnesota	Distribution & Storage	31,000	Leased	Office
Owatonna, Minnesota	Distribution & Storage	141,000	Leased	Manufacturing / Office
Plaistow, New Hampshire	Distribution & Storage	2,600	Leased	Office
San Jose, California	Distribution & Storage	20,800	Leased	Manufacturing/Office
Solingen, Germany	Distribution & Storage	16,000	Leased	Manufacturing/Office/Service/Warehouse
Canton, Georgia	Distribution & Storage/BioMedical	154,000	Owned	Manufacturing/Office
Canton, Georgia	Distribution & Storage/BioMedical	20,800	Leased	Office
New Prague, Minnesota	Distribution & Storage/BioMedical	254,000	Owned	Manufacturing/Service
Canton, Georgia	BioMedical	66,500	Owned	Manufacturing/Office
Chengdu, China	BioMedical	176,000	Owned	Manufacturing/Office
Lidcombe, Australia	BioMedical	2,400	Leased	Office/Warehouse
Padova, Italy	BioMedical	11,800	Leased	Service
San Diego, California	BioMedical	24,500	Leased	Manufacturing/Office
Tokyo, Japan	BioMedical	1,600	Leased	Office
Tokyo, Japan	BioMedical	8,900	Leased	Service
Toulouse, France	BioMedical	9,000	Leased	Service
Troy, New York	BioMedical	12,000	Leased	Manufacturing/Office
Wokingham, United Kingdom	BioMedical	7,000	Leased	Office/Warehouse/Service
Wuppertal, Germany	BioMedical	104,900	Leased	Office/Warehouse/Service
Garfield Heights, Ohio	Corporate	17,500	Leased	Office
Luxembourg, Luxembourg	Corporate	1,900	Leased	Office
Denver, Colorado(1)	Discontinued operation	109,000	Owned	Held for Sale
Clarksville, Arkansas(2)	Discontinued operation	110,000	Owned	Manufacturing/Office
Plainfield, Indiana	Discontinued operation	141,000	Leased	Manufacturing/Office
_______________

(1)	At December 31, 2011, there is a signed contract for the sale of this facility.

(2)	This facility is leased from us, with a purchase option, by the company that owns certain assets of the former Greenville Tube LLC business.

Regulatory Environment
We are subject to federal, state and local regulations relating to the discharge of materials into the environment, production and handling of our hazardous and regulated materials and our products and the conduct and condition of our production facilities. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings or competitive position. We are not anticipating any material capital expenditures in 2012 that are directly related to regulatory compliance matters. We are also not aware of any pending or potential regulatory changes that would have a material adverse impact on our business.

Item 3.	Legal Proceedings
We are occasionally subject to various legal actions related to performance under contracts, product liability, environmental liability, taxes, employment, intellectual property and other matters, several of which actions claim substantial damages, in the ordinary course of our business. Based on the Company’s historical experience in litigating these claims, as well as the Company’s current assessment of the underlying merits of the claims and applicable insurance, if any, we currently believe the resolution of these legal claims will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect. See Item 1A. “Risk Factors.”

Item 4.    Mine Safety Disclosures

Not applicable.

Item 4A.	Executive Officers of the Registrant*
The name, age and positions of each Executive Officer of the Company as of February 1, 2012 are as follows:

Name	Age	Position
Samuel F. Thomas	60	Chairman, Chief Executive Officer and President
Michael F. Biehl	56	Executive Vice President, Chief Financial Officer and Treasurer
Matthew J. Klaben	42	Vice President, General Counsel and Secretary
Kenneth J. Webster	49	Vice President, Chief Accounting Officer and Controller
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

	High and Low Sales Price
	2011		2010
	High	Low	High	Low
First quarter	$55.39	$34.11	$21.80	$15.50
Second quarter	55.76	42.00	26.43	15.44
Third quarter	62.15	37.67	20.69	13.85
Fourth quarter	63.74	35.75	35.34	19.89
Year	$63.74	$34.11	$35.34	$13.85
As of February 1, 2012, there were 105 holders of record of our common stock. Since many holders hold shares in “street name,” we believe that there are a significantly larger number of beneficial owners of our common stock than the number of record holders.
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
Cumulative Total Return Comparison
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of Chart Industries with the cumulative return of a hypothetical investment in each of the S&P SmallCap 600 Index, and our Peer Group Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on December 31, 2006, including reinvestment of dividends, if any.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
as of December 2011
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2006
2007
2008
2009
2010
2011
Chart Industries, Inc.
S&P Smallcap 600 Index
Peer Group Index

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Chart Industries, Inc.	$100.00	$190.62	$65.58	$101.91	$208.39	$333.58
S&P SmallCap 600 Index	100.00	99.70	68.72	86.30	109.00	110.11
Peer Group Index	100.00	118.32	72.08	99.21	137.44	147.40
The Company selects the peer companies that comprise the Peer Group Index solely on the basis of objective criteria. These criteria result in an index composed of oil field equipment/service and comparable industrial companies. The Peer Group Index members are Dresser-Rand Group Inc., Gardner Denver Inc., Idex Corp., Graco Inc., Lufkin Industries Inc., Powell Industries Inc., Robbins & Meyers Inc., Colfax Corp., Barnes Group Inc., Enpro Industries Inc., Esco Technologies Inc., and Kaydon Corp. In accordance with SEC rules, the Peer Group is represented in the above graph.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the fourth quarter of 2011, we repurchased 216 shares of common stock to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $8,068. The total number of shares repurchased represents the net shares issued to satisfy tax withholding All such repurchased shares were subsequently retired during the three months ended December 31, 2011.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — 31, 2011	216	$37.35	—	$—
November 1 — 30, 2011	—	—	—	—
December 1 — 31, 2011	—	—	—	—
Total	216	$37.35	—	$—

Item 6.	Selected Financial Data.
The following table sets forth the selected historical consolidated financial information as of the dates and for each of the periods indicated. The Company selected historical financial consolidated data as of and for the years ended December 31, 2011, 2010 and 2009 are derived from our audited financial statements for such periods incorporated by reference into Item 8 of this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP. The Company also selected historical financial consolidated data as of and for the years ended December 31, 2008 and 2007 are derived from our audited financial statements for such periods, which have been audited by Ernst & Young LLP, and which are not included in this Annual Report on Form 10-K.
You should read the following table together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Sales	$794,585	$555,455	$597,458	$753,086	$675,459
Cost of sales	549,139	390,156	395,577	513,698	485,918
Gross profit	245,446	165,299	201,881	239,388	189,541
Selling, general and administrative expenses(1)(2)	155,452	117,795	107,547	106,035	104,360
Operating income(3)	89,994	47,504	94,334	133,353	85,181
Interest expense, net(4)	27,754	19,259	17,433	19,810	23,820
Other expense (income)(5)	(734)	(253)	(7,641)	3,948	42
	27,020	19,006	9,792	23,758	23,862
Income before income taxes and noncontrolling interest	62,974	28,498	84,542	109,595	61,319
Income tax expense	18,730	7,993	23,386	30,489	17,319
Net income	44,244	20,505	61,156	79,106	44,000
Noncontrolling interest, net of taxes	168	345	145	182	(156)
Net income attributable to Chart Industries, Inc.	$44,076	$20,160	$61,011	$78,924	$44,156
Earnings (loss) per share data:
Basic earnings (loss) per share	$1.51	$0.71	$2.14	$2.78	$1.64
Diluted earnings (loss) per share	$1.47	$0.69	$2.11	$2.72	$1.61
Weighted average shares — basic	29,165	28,534	28,457	28,354	26,872
Weighted average shares — diluted	29,913	29,255	28,981	29,008	27,493
Cash Flow Data:
Cash provided by operating activities	$81,658	$38,574	$86,926	$97,812	$82,507
Cash used in investing activities	(59,672)	(64,215)	(802)	(65,676)	(18,541)
Cash provided by (used in) financing activities	67,711	(19,302)	776	(4,061)	7,444
Other Financial Data:
Depreciation and amortization(6)	$32,298	$26,640	$23,028	$23,170	$20,352

	As of December 31, 2011		As of December 31, 2010		As of December 31, 2009		As of December 31, 2008		As of December 31, 2007
Balance Sheet Data:
Cash, cash equivalents and investments	$256,861		$165,112		$211,168		$154,429		$92,869
Working capital(7)	86,533		76,301		59,299		60,360		61,484
Total assets	1,174,475	(8)	954,839	(9)	926,503	(10)	909,427	(11)	825,754	(12)
Long-term debt	223,224		218,425		243,175		243,175		250,000
Total debt	234,482		224,925		243,175		243,175		250,000
Shareholders’ equity	611,039		499,164		475,561		403,960		327,991
 _______________

(1)
Includes amortization expense related to intangible assets for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 of $13.4 million, $11.0 million, $10.7 million, $11.0 million and $11.0 million, respectively.

(2)	Includes reversal of contingent liabilities on insolvent former subsidiary of $6.5 million for the year ended December 31, 2008.

(3)	Includes $4.9 million of unusual costs for customer settlements and facility shutdown costs for the year ended December 31, 2008.

(4)
Includes $3.0 million for the write-off of the remaining deferred financing fees and $5.0 million for the early redemption premium related to the 9-1/8% Senior Subordinated Notes that were redeemed in October 2011 for the year ended December 31, 2011.

(5)
Includes gains on acquisition of business of $1.1 million associated with the Covidien Japan Acquisition for year ended December 31, 2010 and $7.0 million associated with the Covidien Acquisition for the year ended December 31, 2009.

(6)
Includes financing costs amortization for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 of $4.4 million, $3.1 million, $1.6 million, $1.9 million, and $1.6 million. For the year ended December 31, 2011, financing costs amortization also includes $3.0 million for the write-off of remaining deferred financing fees related to the redemption of the 9-1/8% Senior Subordinated Notes.

(7)	Working capital is defined as current assets excluding cash and short term investments minus current liabilities excluding short-term debt.

(8)	Includes $288.8 million of goodwill and $140.6 million of finite-lived and indefinite-lived intangible assets as of December 31, 2011.

(9)	Includes $275.3 million of goodwill and $145.5 million of finite-lived and indefinite-lived intangible assets as of December 31, 2010.

(10)	Includes $264.5 million of goodwill and $123.8 million of finite-lived and indefinite-lived intangible assets as of December 31, 2009.

(11)	Includes $261.5 million of goodwill and $129.5 million of finite-lived and indefinite-lived intangible assets as of December 31, 2008.

(12)	Includes $248.5 million of goodwill and $135.7 million of finite-lived and indefinite-lived intangible assets as of December 31, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Growing energy demand and increased use of natural gas drove record orders in 2011. Orders for the year ended December 31, 2011 were $1,031.7 million compared to $604.5 million for the year ended December 31, 2010, representing an increase of $427.2 million, or 70.7%. The increase was led by LNG related orders in our E&C segment with the return of large scale LNG project work and transportation related LNG orders in our D&S segment. Orders in our E&C segment typically fluctuate due to project size and it is not unusual to see order intake vary significantly between periods as a result. Backlog as of December 31, 2011 was $489.1 million as compared to $236.4 million as of December 31, 2010, representing an increase of $252.7 million, or 106.9%. Backlog increased in all business segments due to order growth as global markets continued their recovery during 2011. Sales for 2011 were $794.6 million compared to sales of $555.5 million for 2010, reflecting an increase of $239.1 million, or 43.1%. Sales increased in all business segments reflecting improved order trends and global markets. Gross profit for the year ended December 31, 2011 was $245.4 million, or 30.9% of sales, as compared to $165.3 million, or 29.8% of sales, for the year ended December 31, 2010. Higher volume drove the improvement, however this was partially offset by higher costs associated with facility expansions due to order improvement and growing demand for our products. Operating income for the year ended December 31, 2011 was $90.0 million compared to $47.5 million for the year ended December 31, 2010.
Operating Results
The following table sets forth the percentage relationship that each line item in our consolidated statements of operations represents to sales for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Sales	100.0%	100.0%	100.0%
Cost of sales	69.1	70.2	66.2
Gross profit	30.9	29.8	33.8
Selling, general and administrative expense(1)	17.7	18.9	16.0
Amortization expense	1.7	2.0	1.8
Impairment/loss on sale or disposal of assets	0.2	0.3	0.2
Operating income	11.3	8.6	15.8
Interest expense, net	2.9	2.9	2.6
Financing costs amortization	0.6	0.6	0.3
Other expense (income)(2)	(0.1)	—	(1.3)
Income tax expense	2.4	1.4	3.9
Net income before noncontrolling interest	5.6	3.7	10.2
Noncontrolling interest, net of taxes	—	0.1	—
Net income attributable to Chart Industries, Inc.	5.5	3.6	10.2
 _______________

(1)	Includes stock-based compensation expense of $5.4 million, $4.9 million and $3.3 million, representing 0.7%, 0.9% and 0.6% of sales, for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)	Includes gains on acquisition of business of $1.1 million and $7.0 million associated with the Covidien Acquisition during the years ended December 31, 2010 and 2009, respectively.

Segment Information
The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our operating segments for the last three years:

	Year Ended December 31,
	2011	2010	2009
Sales
Energy & Chemicals	$205,033	$137,801	$255,074
Distribution and Storage	390,332	269,293	252,197
BioMedical	199,220	148,361	90,187
Total	$794,585	$555,455	$597,458
Gross Profit
Energy & Chemicals	$58,977	$31,005	$94,652
Distribution and Storage	109,306	77,194	74,119
BioMedical	77,163	57,100	33,110
Total	$245,446	$165,299	$201,881
Gross Profit Margin
Energy & Chemicals	28.8%	22.5%	37.1%
Distribution and Storage	28.0%	28.7%	29.4%
BioMedical	38.7%	38.5%	36.7%
Total	30.9%	29.8%	33.8%
Operating Income (Loss)
Energy & Chemicals	$27,489	$6,121	$61,852
Distribution & Storage	61,415	41,934	39,888
BioMedical	35,911	30,698	15,912
Corporate	(34,821)	(31,249)	(23,318)
Total	$89,994	$47,504	$94,334
Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Sales
Sales for 2011 were $794.6 million compared to $555.5 million for 2010, reflecting an increase of $239.1 million, or 43.1%. E&C segment sales were $205.0 million for 2011 compared to $137.8 million for 2010, representing an increase of $67.2 million, or 48.8%. The primary driver of the increase in sales was improved volume across all product lines particularly in process systems. Pricing has also improved in brazed aluminum heat exchangers and process systems as large NGL and LNG projects return. D&S segment sales were $390.3 million for the year ended December 31, 2011 compared to $269.3 million for 2010, reflecting an increase of $121.0 million, or 44.9%. Bulk storage system sales and package gas system sales increased $77.5 million and $43.5 million, respectively, in 2011 compared to 2010. LNG related opportunities continue to accelerate as LNG infrastructure investments are made. The acquisitions of GOFA in August 2011 and Cryotech in August 2010 also contributed $18.6 million to the increase in sales. Sales were also positively impacted by favorable currency translation as a result of the strengthening of the euro during 2011 as compared to 2010. BioMedical segment sales for the year ended December 31, 2011 were $199.2 million, representing an increase of $50.8 million, or 34.3%, compared to sales of $148.4 million in 2010. Medical respiratory product sales increased $42.4 million largely due to our acquisition of SeQual in December 2010, which added $35.1 million in sales during 2011. Biological storage systems sales increased $8.4 million primarily as a result of increased global demand from the breeder market and increased spending on research.
Gross Profit and Margin
Gross profit for the year ended December 31, 2011 was $245.4 million, or 30.9% of sales compared to $165.3 million, or 29.8% of sales for the year ended December 31, 2010 reflecting an increase of $80.1 million. E&C segment gross profit increased $28.0 million, and the related margin percent increased 6.3 percentage points, respectively, in 2011 compared with 2010. The increase in gross profit was primarily due to increased volume and improved utilization as a result of higher order levels particularly in brazed aluminum heat exchangers and process systems. D&S segment gross profit increased $32.1 million in 2011 compared to 2010 while the related margin percent decreased slightly. The D&S segment gross profit increase was largely attributable to increased sales volume which was partially offset by a shift in sales to more competitive regions and product segments, but also higher costs associated with facility expansions. BioMedical segment gross profit increased $20.1 million and its related margin percent increased 0.2 percentage points in 2011 compared to 2010 primarily due to higher sales volume in both medical respiratory and biological storage systems sales driven by the SeQual acquisition and improved demand.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses for 2011 were $140.5 million, or 17.7% of sales compared to $105.0 million, or 18.9% of sales for 2010. E&C segment SG&A expenses were $27.9 million, or 13.6% of sales for 2011 versus $21.2 million, or 15.4% of sales for 2010. The increase of $6.7 million is primarily the result of higher variable compensation and sales commission expense as a result of increased sales volume and also for costs related to infrastructure build-out and ramp up for future growth. D&S segment SG&A expenses in 2011 were $42.6 million, or 10.9% of sales, compared to $30.3 million, or 11.3% of sales, in 2010. The increase of $12.3 million was primarily attributable to the acquisition of GOFA in August 2011 and Cryotech in 2010. Higher marketing and sales commission expense due to improving business conditions as well as targeting new growth opportunities have also contributed to the increase. SG&A expenses for the BioMedical segment were $35.2 million, or 17.7% of sales for 2011, representing an increase of $12.4 million as compared to SG&A expenses for 2010 of $22.8 million, or 15.4% of sales. The increase is primarily due to increased employee and integration costs as a result of the SeQual acquisition in December 2010. Corporate SG&A expenses for 2011 were $34.8 million compared to $30.7 million for 2010. The increase of $4.1 million was primarily driven by higher stock-based compensation costs, employee related costs and consulting fees related to the Enterprise Resource Planning (“ERP”) system implementation.
Amortization Expense
Amortization expense for 2011 was $13.4 million, or 1.7% of sales, compared to $11.0 million, or 2.0% of sales, for 2010. Amortization expense increased as a result of amortization of intangible assets acquired as part of the SeQual and GOFA acquisitions completed in December 2010 and August 2011, respectively. For 2011, amortization expense for the E&C, D&S and BioMedical segments was $3.6 million, $5.3 million and $4.5 million, respectively, compared to $3.7 million, $5.0 million and $2.3 million, respectively, for 2010.
Asset Impairment/Losses on Disposal of Assets
For the year ended December 31, 2011, the Company recorded an asset impairment of $1.2 million as a result of the disposal of the remaining assets at the BioMedical Plainfield, Indiana facility as part of the final closure of the facility in May 2011. $0.3 million in losses on disposal of assets was also recorded during the year ended December 31, 2011. For the year ended December 31, 2010, asset impairment expense of $1.8 million was recorded as a result of the write-down to fair value of the land and building in Denver, Colorado and the land in Plaistow, New Hampshire, which are assets held for sale, and the write down to fair value of certain leasehold improvements in the Plainfield, Indiana facility.
Operating Income
As a result of the foregoing, operating income for 2011 was $90.0 million, or 11.3% of sales, representing an increase of $42.5 million compared to operating income of $47.5 million, or 8.6% of sales for 2010. For 2011, operating income (loss) for the E&C, D&S and BioMedical segments and Corporate were $27.5 million, or 13.4% of sales, $61.4 million, or 15.7% of sales, $35.9 million, or 18.0% of sales, and $(34.8) million, respectively. For 2010, operating income (loss) for the E&C, D&S and BioMedical segments and Corporate were $6.1 million, or 4.4% of sales, $41.9 million, or 15.6% of sales, $30.7 million, or 20.7% of sales, and $(31.2) million, respectively.
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
Interest Expense, Net
For the year ended December 31, 2011, net interest expense was $23.4 million compared to $16.2 million for the year ended December 31, 2010. Non-cash accretion expense of $3.6 million related to the issuance in August 2011 of 2.00%

Convertible Senior Subordinated Notes due 2018 (the "Convertible Notes") is included in the total interest expense for 2011. The increase of $7.2 million was primarily attributable to the $5.0 million call premium paid in conjunction with the early redemption of the 9-1/8% Senior Subordinated Notes ("Subordinated Notes") in October 2011. Also contributing to the increase was the fact that the Subordinated Notes and the Convertible Notes were both outstanding for 2-1/2 months during 2011 resulting in an additional $3.1 million of interest expense. These increases were partially offset by lower average debt outstanding on the term loan portion of the senior secured credit facility ("Senior Credit Facility") as a result of required quarterly principal payments. Further information regarding the Company’s debt is disclosed in "Liquidity and Capital Resources" below and in Note C to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Other Expense and Income
For the years ended December 31, 2011 and 2010, amortization of deferred financing costs was $4.4 million and $3.1 million, respectively. The increase of $1.3 million was primarily attributable to the $3.0 million write off of the remaining deferred financing fees related to the Subordinated Notes, which were redeemed in October 2011. In 2010, $1.7 million of deferred financing fees related to the former senior credit facility, which was refinanced in May 2010, were written off. For the years ended December 31, 2011 and 2010, foreign currency gains of $0.7 million and losses of $0.9 million, respectively, were recognized by the Company. The gains are primarily attributable to gains on foreign currency contracts as the euro weakened against the U.S. dollar during 2011. The losses in 2010 were the result of increased volatility in foreign exchange rates impacting transactions denominated in foreign currencies and the marked to market gains and losses on the Company’s foreign currency forward contracts.
Income Tax Expense
Income tax expense for 2011 was $18.7 million and the effective tax rate was 29.7% compared to income tax expense for 2010 of $8.0 million and an effective tax rate of 28.0%. The increase in the effective tax rate in 2011 is largely due to an increase in federal income tax expense primarily as a result of higher domestic earnings.
Net Income
As a result of the foregoing, net income for the year ended December 31, 2011 was $44.1 million compared to net income of $20.2 million for the year ended December 31, 2010, representing an increase of 118.6%.

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
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses for 2010 were $105.0 million, or 18.9% of sales compared to $95.6 million, or 16.0% of sales for 2009. E&C segment SG&A expenses were $21.2 million, or 15.4% of sales for 2010 versus $29.1 million, or 11.4% of sales for 2009. The decrease of $7.9 million is primarily the result of lower variable compensation and sales commission expense as a result of lower sales volume and decreased bad debt expense. D&S segment SG&A expenses in 2010 were $30.3 million, or 11.3% of sales, compared to $29.2 million, or 11.6% of sales, in 2009. The increase of $1.1 million was primarily attributable to higher compensation costs due to the acquisition of Cryotech during 2010 and higher marketing and sales commission expense due to improving business conditions as well as targeting new growth opportunities. SG&A expenses for the BioMedical segment were $22.8 million, or 15.4% of sales for 2010, representing an increase of $8.8 million as compared to SG&A expenses for 2009 of $14.0 million, or 15.5% of sales. The increase is primarily due to the increased employee, integration, and restructuring costs as a result of several completed acquisitions over the preceding year and a half in the BioMedical segment. Corporate SG&A expenses for 2010 were $30.7 million compared to $23.3 million for 2009. The increase of $7.4 million was primarily driven by higher stock-based compensation costs, employee related costs and consulting fees related to acquisitions and an Enterprise Resource Planning (“ERP”) system implementation.
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
Operating Income
As a result of the foregoing, operating income for 2010 was $47.5 million, or 8.6% of sales, representing a decrease of $46.8 million compared to operating income of $94.3 million, or 15.8% of sales for 2009. For 2010, operating income (loss) for the E&C, D&S and BioMedical segments and Corporate were $6.1 million, or 4.4% of sales, $41.9 million, or 15.6% of sales, $30.7 million, or 20.7% of sales, and $(31.2) million, respectively. For 2009, operating income (loss) for the E&C, D&S and BioMedical segments and Corporate were $61.8 million, or 24.2% of sales, $39.9 million, or 15.8% of sales, $15.9 million, or 17.6% of sales, and $(23.3) million, respectively.
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
Income Tax Expense
Income tax expense for 2010 was $8.0 million and the effective tax rate was 28.0% compared to income tax expense for 2009 of $23.4 million and an effective tax rate of 27.7%. The increase in the effective tax rate in 2010 was largely due to an increase in state income tax expense primarily as a result of the various acquisitions.
Net Income
As a result of the foregoing, net income for the year ended December 31, 2010 was $20.2 million compared to net income of $61.0 million for the year ended December 31, 2009, representing a decrease of 66.9%.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or penalties. Our backlog as of December 31, 2011, 2010 and 2009 was $489.1 million, $236.4 million and $185.1 million, respectively.
The table below sets forth orders and backlog by segment for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Orders
Energy & Chemicals	$392,112	$165,827	$75,788
Distribution & Storage	435,954	287,819	208,851
BioMedical	203,635	150,864	92,746
Total	$1,031,701	$604,510	$377,385
Backlog
Energy & Chemicals	$303,490	$115,972	$87,816
Distribution & Storage	169,246	108,665	87,727
BioMedical	16,332	11,779	9,518
Total	$489,068	$236,416	$185,061
Orders for 2011 were $1,031.7 million compared to $604.5 million for 2010, representing an increase of $427.2 million, or 70.7%. E&C segment orders were $392.1 million in 2011, an increase of $226.3 million compared to 2010. Orders in the E&C segment experienced increases across all product lines including process systems, brazed aluminum heat exchangers, and air cooled heat exchangers due to improving global economic conditions and the return of large scale LNG project work. In addition, E&C orders fluctuate due to project size and it is not unusual to see order intake vary significantly between quarters and years as a result. D&S segment orders for 2011 were $436.0 million compared to $287.8 million for 2010, an increase of $148.1 million, or 51.5%. Bulk storage system and packaged gas system orders for the year were $277.3 million and $158.7 million, respectively, representing an increase of 56.4% in bulk storage systems and 43.5% in packaged gas system orders. D&S segment orders have reached record levels as LNG related growth opportunities continue to trend upward. Orders for the BioMedical segment for 2011 were $203.6 million compared to orders of $150.9 million for the year ended December 31, 2010. Medical respiratory orders increased $43.8 million primarily as a result of the SeQual acquisition in December 2010. Biological storage system orders also increased $8.9 million as global demand continues to improve.
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
Liquidity and Capital Resources
Debt Instruments and Related Covenants
On August 3, 2011, the Company closed on its offering of $250.0 million aggregate principal amount of 2.00% Convertible Notes (the "Convertible Notes"). Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is Chart’s intention to settle any excess conversion value in shares of Chart’s common stock. However, Chart may elect to settle, at its discretion, any such excess value in cash, shares of Chart’s common stock or a combination of cash and shares. The initial conversion price of approximately $69.03 per share represents a conversion premium of 30% over the last reported sale price of Chart’s common stock on July 28, 2011, which was $53.10 per share. The net proceeds from the offering were approximately $242.7 million after deducting the underwriters’ discount and offering expenses. Approximately $17.6 million of the net proceeds from the Convertible Notes were used to pay the cost of the convertible note hedge and capped call transactions described in Note C of the consolidated financial statements included in this report, taking into account the proceeds to the Company from the sale of related warrant transactions.
On May 18, 2010, the Company completed the refinancing of its prior credit facility with a $200.0 million Senior Credit Facility. The new Senior Credit Facility consists of a $65.0 million term loan and a $135.0 million revolving credit facility with a scheduled maturity date of May 18, 2015. Under the terms of the new facility, 10% of the $65.0 million term loan is payable in quarterly installments of $1.6 million with the balance due in 2015. The balance due on the term loan was $55.3 million at December 31, 2011. As of December 31, 2011, the Company had $35.9 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility and availability was $99.1 million. The Company was in compliance with all covenants, including its financial covenants, as of December 31, 2011.
On October 17, 2011, the Company redeemed the entire outstanding principal amount of its $163.2 million Subordinated Notes at a redemption price of 103.042% of the principal plus accrued and unpaid interest. During the fourth quarter of 2011, the Company wrote off the carrying value of deferred financing fees related to the Subordinated Notes, which totaled approximately $3.0 million.
Chart Ferox, a.s., or Ferox, our wholly-owned subsidiary that operates in the Czech Republic, maintains secured revolving credit facilities with capacity of up to 175.0 million Czech korunas (“CSK”). Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. As of December 31, 2011, there were $2.2 million of bank guarantees supported by such facilities.
Our debt and related covenants are further described in Note C to our consolidated financial statements included elsewhere in this report.

Sources and Uses of Cash
Years Ended December 31, 2011 and 2010
Our cash and cash equivalents totaled $256.9 million as of December 31, 2011, an increase of $91.7 million from the balance at December 31, 2010. Approximately $96.5 million of the consolidated year-end 2011 cash balances are maintained in accounts in various foreign subsidiaries and are used to meet the liquidity needs of our foreign subsidiaries. No material restrictions exist in accessing cash held by our foreign subsidiaries and we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring the resulting incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. Based on the foregoing, we believe that there is low risk that our cash and cash equivalents will not be a source of liquidity for us.
Cash provided by operating activities for the year ended December 31, 2011 was $81.7 million compared to cash provided of $38.6 million for the year ended December 31, 2010. The increase of $43.1 million was driven by increased net income of $44.2 million and increases in customer advances and billings in excess of contract revenue due to improved LNG related orders in both the E&C and D&S segments. These increases were partially offset by an increase in funds required for working capital in order to meet the improved backlog.
Cash used by investing activities for the years ended December 31, 2011 and 2010 was $59.7 million and $64.2 million, respectively. Capital expenditures for 2011 were $22.4 million compared with $16.9 million for 2010. The 2011 capital expenditures were primarily for continued automation, process improvements and expansions at our existing facilities particularly in New Iberia, Louisiana and Changzhou, China and the continuing implementation of the new ERP system company-wide. $36.1 million, net of cash acquired, was used to acquire GOFA in August 2011 and $1.6 million of cash was used to acquire Clever Fellows Innovation Consortium, Inc. in April 2011. The 2010 capital expenditures were primarily for the completion of the new industrial gas equipment repair center in McCarran, Nevada, a new BioMedical manufacturing facility in Canton, Georgia and implementation of a new ERP system for the Company. During 2010, $43.8 million was used for three acquisitions: Covidien’s Japanese liquid oxygen therapy business, substantially all of the assets of Cryotech International, Inc., and SeQual Technologies, Inc. The final deferred purchase payments for the 2009 acquisition of Golden Phoenix of $4.1 million were paid in 2010. $1.0 million in proceeds was received in 2010 from the sale of certain operating equipment at the BioMedical segment’s Plainfield, Indiana facility.
For the year ended December 31, 2011, cash used by financing activities was $67.7 million compared to cash provided of $19.3 million for the year ended December 31, 2010. In October 2011, $168.1 million was used to redeem the Subordinated Notes including a $5.0 million early redemption call premium. $242.7 million in proceeds, net of financing costs of $7.3 million, was received upon issuance of the Convertible Notes in August 2011. In addition, $66.5 million was paid for convertible note hedge and capped call transactions, and $48.8 million in proceeds were received from the related sale of warrants in connection with the issuance of the Convertible Notes. Quarterly principal payments totaling $6.5 million were made on the term loan portion of the Senior Credit Facility and $4.8 million in proceeds from borrowings was received by one of the Company's subsidiaries in China during the year ended December 31, 2011. During 2010, principal debt payments of $18.3 million were made of which $15.0 million was a voluntary payment on the term loan portion of the prior credit facility as part of the refinancing. Financing costs of $2.8 million related to the refinancing were also paid during 2010. The exercise of stock options provided $7.0 million and $1.0 million in 2011 and 2010, respectively.
Years Ended December 31, 2010 and 2009
Our cash and cash equivalents totaled $165.1 million as of December 31, 2010, a decrease of $46.1 million from the balance at December 31, 2009. Approximately $93.0 million of the consolidated year-end 2010 cash balances were maintained in accounts in various foreign subsidiaries and are used to meet the liquidity needs of our foreign subsidiaries. No material restrictions exist in accessing cash held by our foreign subsidiaries and we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring the resulting incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. Based on the foregoing, we believe that there is low risk that our cash and cash equivalents will not be a source of liquidity for us.
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
Cash Requirements
The Company does not anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2012. Management anticipates the Company will be able to satisfy cash requirements for its ongoing business for the forseeable future with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facilities. We expect capital expenditures for 2012 to be in the range of $35.0 to $40.0 million primarily for continued automation, process improvements and/or expansions at existing manufacturing facilities, support of anticipated business growth in specific product lines and acquisition integration.
In 2012, the Company is forecasting to use approximately $6.6 million for scheduled interest payments under the Senior Credit Facility and Convertible Notes. We are also required to make quarterly principal payments of $1.6 million under the term loan portion of our Senior Credit Facility. In addition, we are forecasting to use approximately $34.0 to $35.0 million of cash to pay U.S. and foreign income taxes and approximately $2.2 million of cash to fund our defined benefit pension plans under ERISA funding requirements.

Contractual Obligations
Our known contractual obligations as of December 31, 2011 and cash requirements resulting from those obligations are as follows:

	Payments Due by Period
	Total	2012	2013-2014	2015-2016	2017 and Thereafter
	(Dollars in thousands)
Long-term debt	$310,008	$11,258	$13,000	$35,750	$250,000
Interest on long-term debt(1)	40,990	6,605	13,426	10,959	10,000
Acquisition contingent consideration	7,067	917	6,150	—	—
Operating leases	35,021	6,841	11,091	6,156	10,933
Pension obligations(2)	9,572	2,172	4,400	3,000	—
Total contractual cash obligations	$402,658	$27,793	$48,067	$55,865	$270,933
 _______________

(1)
The interest payments in the above table were estimated based upon our existing debt structure at December 31, 2011, which included the Senior Credit Facility and Convertible Notes, less scheduled debt payments each year, and the interest rates in effect at December 31, 2011.

(2)	The planned funding of the pension obligations was based upon actuarial and management estimates taking into consideration the current status of the plans.

Not included in the above table are unrecognized tax benefits of $2.4 million at December 31, 2011.
Our commercial commitments as of December 31, 2011, which include standby letters of credit and bank guarantees, represent potential cash requirements resulting from contingent events that require performance by us or our subsidiaries pursuant to funding commitments, and are as follows:

	Total	2012	2013-2016
	(Dollars in thousands)
Standby letters of credit	$11,534	$4,517	$7,017
Bank guarantees	26,589	20,979	5,610
Total commercial commitments	$38,123	$25,496	$12,627
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in the Securities Act.
Contingencies
We are involved with environmental compliance, investigation, monitoring and remediation activities at certain of our operating facilities or formerly owned manufacturing facilities, and accrue for these activities when commitments or remediation plans have been developed and when costs are probable and can be reasonably estimated. Historical annual cash expenditures for these activities have been charged against the related environmental reserves. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 16 years as ongoing costs of remediation programs. Management believes that any additional liability in excess of amounts accrued, which may result from the resolution of such matters should not have a material adverse effect on our financial position, liquidity, cash flows or results of operations.
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
Foreign Operations
During 2011, we had operations in Australia, Asia and Europe, which accounted for approximately 36.4% of consolidated sales and 29.0% of total assets at December 31, 2011. Functional currencies used by these operations include the Chinese yuan, the euro, Japanese yen, and the British pound. We are exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by our domestic operations in currencies other than the U.S. dollar. The majority of these functional currencies and the other currencies in which we record transactions are fairly stable. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled us to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations or the volume of forward contracts changes.
Application of Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Management believes the following are the more critical judgmental areas in the application of its accounting policies that affect its financial position and results of operation.
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
Long-Lived Assets. We monitor our long-lived assets (property, plant and equipment and finite-lived intangible assets) for impairment indicators on an ongoing basis. If impairment indicators exist, we perform the required analysis and record impairment charges in accordance with the accounting guidance. In conducting our analysis, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are not impaired. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal forecasts as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets.

Goodwill and Other Indefinite-Lived Intangible Assets. We evaluate goodwill and other indefinite-lived intangible assets for impairment on an annual basis, and on an interim basis, if necessary. In 2011, we adopted the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2011-08, "Testing Goodwill for Impairment", and assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The reporting units are the same as our operating segments, which are also our reportable segments: Energy & Chemicals, Distribution & Storage, and BioMedical. We first evaluate relevant events and circumstances, such as macroeconomic conditions and the Company's overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the first and second steps of the goodwill impairment test are not necessary. Otherwise, we would perform the first step of the two-step goodwill impairment test. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh these factors in totality in forming a conclusion whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As of October 1, 2011 and based on our qualitative assessment, we determined that it was not more likely than not that the fair value is less than the carrying amount of each reporting unit and, therefore, the two-step goodwill impairment test was not necessary.

In 2010, to test for impairment of goodwill, we estimated the fair market value of each our reporting units. We used the income and market approaches to develop fair value estimates, which were weighted equally to arrive at a fair value estimate for each reporting unit. With respect to the income approach, we developed a model which incorporated our estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management's judgment regarding the applicable discount rates to use to discount the estimated cash flows. With respect to the market approach, we used the guideline company method selecting companies with similar assets or businesses to estimate fair value of each reporting unit.
With respect to other indefinite-lived intangible assets, we determine the fair value of any indefinite-lived intangible assets using an income approach, compare the fair value to its carrying amount and record an impairment loss if the carrying amount exceeds its fair value. We use the relief from royalty method to develop fair value estimates for trade names and trademarks. This method focuses on the level of royalty payments that the user of an intangible asset would be willing to pay for the use of the asset if it were not owned by the user. This method has been consistently applied between years. As of October 1, 2011, we determined that the fair values of trade names and trademarks exceeded their carrying amounts.
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
A significant element in determining our pension expense in accordance with accounting guidance is the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets as of December 31, 2011 and 2010 will be 7.75%. These expected return assumptions were developed using a simple averaging formula based upon the plans’

investment guidelines, mix of asset classes and the historical returns of equities and bonds. We believe our assumptions for expected future returns are reasonable. However, we cannot guarantee that we will achieve these returns in the future. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets that reduces pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense.
At the end of each year, we determine the rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency and the expected timing of benefit payments under the plan. At December 31, 2011, we determined this rate to be 4.5% as compared to 5.5% in 2010. Changes in discount rates over the past three years have not materially affected pension (income) expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized over the expected future service of participants.
At December 31, 2011, our consolidated net pension liability recognized was $15.9 million, an increase of $4.4 million from December 31, 2010. This increase in liability was largely due to a lower discount rate used on the interest cost for the projected benefit obligation as a result of lower interest rates. Employer contributions to the plan of $2.9 million were offset by benefit payments of $1.6 million. For the years ended December 31, 2011, 2010 and 2009, we recognized approximately $0.2 million, $0.4 million, and $1.2 million of pension expense, respectively. See Note G to our financial statements included elsewhere in this report for further discussion.

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
Stock-based Employee Compensation. Stock compensation expense is calculated based on the estimated fair value of our stock options, restricted stock awards and performance stock units. The fair value of the stock options and certain of the performance stock units is calculated using the Black-Scholes pricing model and the fair value of the remaining performance stock units which vest based on market condition is calculated using the Monte Carlo Simulation model. The grant date fair value calculation requires the use of variables such as exercise term of the option, future volatility, dividend yield and risk-free interest rate. Compensation expense is recognized over the vesting period of the option or term of the stock award after consideration of the estimated forfeiture rates.

Recently Adopted Accounting Standards
Effective 2011, the Company adopted the new guidance issued by the FASB regarding disclosures about an employer's participation in a multiemployer plan. The Company has historically participated in the multiemployer plan for union employees at the Company's La Crosse, Wisconsin facility. The guidance requires the Company to provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The adoption of this guidance did not have a material impact of the Company's financial position, results of operations or cash flows.
Effective October 1, 2011, the Company early adopted the new guidance issued by the FASB regarding qualitative goodwill impairment assessments. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the first and second steps of the goodwill impairment test are not necessary. Otherwise, the entity would perform the first step of the two-step goodwill impairment test. The adoption of this guidance did not have a material impact of the Company’s financial position, results of operations or cash flows.
Effective in 2011, the Company adopted the new guidance issued by the FASB regarding disclosures of supplementary pro forma information for business combinations. These amendments specify that a public entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.
Effective in 2011, the Company adopted the new guidance issued by the FASB regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations since the reporting units have neither zero nor negative carrying amounts.
Recently Issued Accounting Standards
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
In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820).” The amendments in the ASU aim to align the principles for fair value measurements and the related disclosure requirements in accordance with U.S. GAAP and IFRS. This ASU mainly contains clarifications such as the specification that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The ASU also requires new disclosures under U.S. GAAP such as quantitative information about the unobservable inputs used in a fair value measurement that is categorized within the Level 3 of the fair value hierarchy. This ASU is effective during interim and annual periods beginning after December 15, 2011. Early adoption by public companies is not permitted. The Company does not believe that the adoption of this guidance will have a material effect on the financial statements of the Company.
Forward-Looking Statements
The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the loss of, or a significant reduction or delay in purchases by our largest customers;

•	the fluctuations in energy prices;

•	governmental energy policies could change, or expected changes could fail to materialize;

•	the potential for negative developments in the natural gas industry related to hydraulic fracturing;

•	competition in our markets;

•	economic downturns and deteriorating financial conditions;

•	our ability to manage our fixed-price contract exposure;

•	our reliance on the availability of key supplies and services;

•	degradation of our backlog as a result of modification or termination of orders;

•	our ability to successfully manage our planned operational expansions;

•	changes in government health care regulations and reimbursement policies;

•
general economic, political, business and market risks associated with our global operations including the recent instability in North Africa and the Middle East and any expansion thereof and the recent natural disaster and related complications in Japan;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	fluctuations in foreign currency exchange rates and interest rates;

•	financial distress of third parties;

•	the loss of key employees;

•	the pricing and availability of raw materials;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	litigation and disputes involving us, including the extent of product liability, warranty, contract, employment and environmental claims asserted against us;

•	United States Food and Drug Administration and comparable foreign regulation of our products;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	additional liabilities related to taxes;

•	the underfunded status of our pension plan;

•	our ability to continue our technical innovation in our product lines;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	disruptions in our operations due to severe weather;

•	potential violations of the Foreign Corrupt Practices Act;

•	increased government regulation;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	technological security threats;

•	risks associated with our indebtedness, leverage, debt service and liquidity;

•	potential dilution to existing holders of our common stock as a result of the conversion of our convertible debt;

•	fluctuations in the price of our stock; and

•	other factors described in this Annual Report.
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
Our primary interest rate risk exposure results from the current Senior Credit Facility’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2%) from December 31, 2011 rates, and assuming no changes in debt from the December 31, 2011 levels, our additional annual expense would be approximately $1.1 million on a pre-tax basis.
The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the euro, the Japanese yen, the British pound, the Czech koruna and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At December 31, 2011, the Company had foreign exchange contracts with notional values of 14.8 million euros, 22.2 million Czech koruna, 130.0 million Japanese yen, 3.0 million Norwegian kroner, and 0.3 million British pounds. At December 31, 2011, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.
Market Price Sensitive Instruments
In connection with the issuance of the Convertible Notes, the Company entered into privately-negotiated convertible note hedge and capped call transactions with affiliates of certain of the underwriters (the “Option Counterparties”). The convertible note hedge and capped call transactions relate to, collectively, 3.6 million shares, which represents the number of shares of the Company’s common stock underlying the Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes. These convertible note hedge and capped call transactions are expected to reduce the potential dilution with respect to the Company’s common stock upon conversion of the Convertible Notes and/or reduce the Company’s exposure to potential cash or stock payments that may be required upon conversion of the Convertible Notes, except, in the case of the capped call transactions, to the extent that the market price per share of the Company’s common stock exceeds the cap price of the capped call transactions.
The Company also entered into separate warrant transactions with the Option Counterparties initially relating to the number of shares of the Company’s common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the price per share of the Company common stock exceeds the strike price of the warrants unless the Company elects, subject to certain conditions, to settle the warrants in cash. The cap price of the capped call transactions and the strike price of the warrant transactions was initially $84.96 per share. Further information is located in Note C to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Covenant Compliance
We believe that our Senior Credit Facility is a material agreement, that the covenants are material terms of the agreement and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. The breach of covenants in the Senior Credit Facility that are tied to ratios based on Adjusted EBITDA, as defined below, could result in a default under the Senior Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. Additionally, under the Senior Credit Facility, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.
Covenant levels and pro forma ratios for the four quarters ended December 31, 2011 are as follows:

	Covenant Level	Four Quarters Ended December 31, 2011 Ratio
Senior Credit Facility(1) (2)
Minimum Adjusted EBITDA* to cash interest ratio	3.00x	22.79x
Maximum funded indebtedness to Adjusted EBITDA* ratio	3.25x	0.53x
_______________

(1)
Failure to satisfy these ratio requirements would constitute a default under the Senior Credit Facility. If lenders under the Senior Credit Facility failed to waive any such default, repayment obligations under the Senior Credit Facility could be accelerated, which would also constitute a default under the indenture for the Convertible Notes.

(2)
The ratio is calculated giving pro forma effect to our acquisition of GOFA, the redemption of the Subordinated Notes, the issuance of the Convertible Notes and Term Loan principal payments during 2011.

*
Adjusted EBITDA as used herein is defined as net income before interest expense, provision for income taxes, depreciation and amortization and further adjusted to exclude non-recurring items, non-cash items and other adjustments permitted in calculating covenants contained in the related Senior Credit Facility.

Item 8.	Financial Statements and Supplementary Data
Our Financial Statements and the accompanying Notes that are filed as part of this Annual Report are listed under Item 15. “Exhibits and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature page of this Form 10-K and are incorporated into this Item 8 by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
As of December 31, 2011, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
Management’s Report on Internal Control Over Financial Reporting.
Management’s Report on Internal Control Over Financial Reporting is set forth on page F-1 of this Annual Report on Form 10-K and incorporated herein by reference.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is set forth in Item 8. “Financial Statements and Supplementary Data,” on page F-3 under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by this item as to the Directors of the Company appearing under the caption “Election of Directors” in the Company’s 2012 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 is set forth in the 2012 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” which information is incorporated herein by reference. Information required by Items 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is set forth in the 2012 Proxy Statement under the headings “Information Regarding Meetings and Committees of the Board of Directors”, “Code of Ethical Business Conduct and Officer Code of Ethics” and “Stockholder Communications with the Board”, which information is incorporated herein by reference.
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

Item 11.	Executive Compensation
The information required by Item 402 of Regulation S-K is set forth in the 2012 Proxy Statement under the heading “Executive and Director Compensation,” which information is incorporated herein by reference. The information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K is set forth in the 2012 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is set forth in the 2012 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth in the 2012 Proxy Statement under the headings “Related Party Transactions” and “Director Independence,” which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item is set forth in the 2012 Proxy Statement under the heading “Principal Accounting Fees and Services,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this 2011 Annual Report on Form 10-K:
1. Financial Statements. The following consolidated financial statements of the Company and its subsidiaries and the reports of the Company’s independent registered public accounting firm are incorporated by reference in Item 8:
Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
2. Financial Statement Schedules. The following additional information should be read in conjunction with the consolidated financial statements:
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009
All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
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
Date: February 28, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title

/S/ SAMUEL F. THOMAS	Chairman, Chief Executive Officer, President and a Director
Samuel F. Thomas

/S/ MICHAEL F. BIEHL	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Michael F. Biehl

/S/ KENNETH J. WEBSTER	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Kenneth J. Webster

/S/ W. DOUGLAS BROWN	Director
W. Douglas Brown

/S/ RICHARD E. GOODRICH	Director
Richard E. Goodrich

/S/ STEVEN W. KRABLIN	Director
Steven W. Krablin

/S/ MICHAEL W. PRESS	Director
Michael W. Press

/S/ JAMES M. TIDWELL	Director
James M. Tidwell

/S/ THOMAS L. WILLIAMS	Director
Thomas L. Williams
Date: February 28, 2012

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
Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting is effective as of December 31, 2011.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

/S/ SAMUEL F. THOMAS	/S/ MICHAEL F. BIEHL
Samuel F. Thomas	Michael F. Biehl
Chairman, Chief Executive Officer and President	Executive Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Chart Industries, Inc.
We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chart Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Cleveland, Ohio
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Chart Industries, Inc.
We have audited Chart Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chart Industries, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Chart Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chart Industries, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Cleveland, Ohio
February 28, 2012

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in thousands, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$256,861	$165,112
Accounts receivable, net	131,904	88,131
Inventories, net	149,822	104,435
Unbilled contract revenue	25,247	22,070
Prepaid expenses	7,088	5,121
Other current assets	26,707	21,227
Total Current Assets	597,629	406,096
Property, plant and equipment, net	137,301	116,158
Goodwill	288,770	275,252
Identifiable intangible assets, net	140,553	145,500
Other assets, net	10,222	11,833
TOTAL ASSETS	$1,174,475	$954,839
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$4,758	$—
Accounts payable	84,297	54,749
Customer advances and billings in excess of contract revenue	102,996	51,661
Accrued salaries, wages and benefits	29,108	20,359
Warranty reserve	13,181	12,101
Current portion of long-term debt	6,500	6,500
Other current liabilities	24,653	25,813
Total Current Liabilities	265,493	171,183
Long-term debt	223,224	218,425
Long-term deferred tax liability, net	43,945	39,140
Accrued pension liabilities	15,905	11,483
Other long-term liabilities	12,357	13,234
Shareholders’ Equity
Common stock, par value $.01 per share — 150,000,000 shares authorized, as of December 31, 2011 and 2010, respectively, 29,612,684 and 28,831,724 shares issued and outstanding at December 31, 2011 and 2010, respectively	296	288
Additional paid-in capital	333,034	258,425
Retained earnings	274,716	230,640
Accumulated other comprehensive income	2,993	9,811
Total Chart Industries, Inc. shareholders’ equity	611,039	499,164
Noncontrolling interest	2,512	2,210
Total equity	613,551	501,374
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,174,475	$954,839
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(Dollars and shares in thousands, except per share amounts)
Sales	$794,585	$555,455	$597,458
Cost of sales	549,139	390,156	395,577
Gross profit	245,446	165,299	201,881
Selling, general and administrative expenses	140,535	104,973	95,601
Amortization expense	13,376	11,049	10,716
Asset impairment	1,218	1,773	1,230
Loss on disposal of assets	323	—	—
	155,452	117,795	107,547
Operating income	89,994	47,504	94,334
Other expense (income):
Interest expense, net	23,371	16,196	15,817
Amortization of deferred financing costs	4,383	3,063	1,616
Foreign currency (gain) loss	(734)	871	(687)
Gain on acquisition of business	—	(1,124)	(6,954)
	27,020	19,006	9,792
Income before income taxes	62,974	28,498	84,542
Income tax expense (benefit):
Current	21,221	17,338	25,137
Deferred	(2,491)	(9,345)	(1,751)
	18,730	7,993	23,386
Net income	44,244	20,505	61,156
Noncontrolling interest, net of taxes	168	345	145
Net income attributable to Chart Industries, Inc.	$44,076	$20,160	$61,011
Net income attributable to Chart Industries, Inc. per common share — basic	$1.51	$0.71	$2.14
Net income attributable to Chart Industries, Inc. per common share — diluted	$1.47	$0.69	$2.11
Weighted average number of common shares outstanding:
Basic	29,165	28,534	28,457
Diluted	29,913	29,255	28,981
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings
	(Dollars and shares in thousands)
Balance at December 31, 2008	28,398	$284	$247,638	$149,469	$6,569	$1,492	$405,452
Net income	—	—		61,011		145	61,156
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	3,427	48	3,475
Amortization of unrecognized losses	—	—	—	—	679	—	679
Decrease in pension liability, net of tax expense of ($1,777)	—	—	—	—	2,429	—	2,429
Comprehensive income							67,739
Compensation expense recognized for employee stock options	—	—	3,279	—	—	—	3,279
Exercise of options	84	1	745	—	—	—	746
Tax benefit of non-qualifying stock options	—	—	30	—	—	—	30
Other	—	—	—	—	—	—	—
Balance at December 31, 2009	28,482	$285	$251,692	$210,480	$13,104	$1,685	$477,246
Net income	—	—		20,160		345	20,505
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	(2,753)	180	(2,573)
Amortization of unrecognized losses	—	—	—	—	270	—	270
Decrease in pension liability, net of tax expense of ($470)	—	—	—	—	(810)	—	(810)
Comprehensive income							17,392
Compensation expense recognized for employee stock options	—	—	4,933	—	—	—	4,933
Exercise of options	350	1	1,062	—	—	—	1,063
Tax benefit of non-qualifying stock options	—	—	796	—	—	—	796
Other	—	2	(58)	—	—	—	(56)
Balance at December 31, 2010	28,832	$288	$258,425	$230,640	$9,811	$2,210	$501,374
Net income	—	—	—	44,076	—	168	44,244
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	(2,303)	134	(2,169)
Amortization of unrecognized losses	—	—	—	—	365	—	365
Decrease in pension liability, net of tax expense of ($2,633)	—	—	—	—	(4,880)	—	(4,880)
Comprehensive income							37,560
Equity component of convertible notes issuance, net of deferred financing fees and deferred taxes	—	—	48,521	—	—	—	48,521
Proceeds from issuance of warrants	—	—	48,848	—	—	—	48,848
Purchase of call options net of deferred taxes	—	—	(41,993)	—	—	—	(41,993)
Compensation expense recognized for employee stock options	—	—	5,433	—	—	—	5,433
Exercise of options	781	8	7,019	—	—	—	7,027
Tax benefit of non-qualifying stock options	—	—	7,879	—	—	—	7,879
Other	—	—	(1,098)	—	—	—	(1,098)
Balance at December 31, 2011	29,613	$296	$333,034	$274,716	$2,993	$2,512	$613,551
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$44,244	$20,505	$61,156
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	4,383	3,063	1,616
Call premium related to redemption of long-term debt	4,964	—	—
Employee stock and stock option related compensation expense	5,433	4,933	3,279
Asset impairment	1,218	1,773	1,230
Depreciation and amortization	27,915	23,577	21,412
Interest accretion of convertible notes discount	3,589	—	—
Gain on acquisition of business	—	(1,124)	(6,954)
Foreign currency transaction (gain) loss	(734)	871	(687)
Loss on disposal of assets	323	—	—
Deferred income tax expense (benefit)	(2,491)	(9,345)	(1,751)
Other	(536)	3,236	1,999
Changes in assets and liabilities:
Accounts receivable	(33,095)	(2,614)	15,217
Inventory	(31,628)	(13,717)	25,221
Unbilled contract revenues and other current assets	(10,949)	(2,554)	27,112
Accounts payable and other current liabilities	17,889	10,505	(16,567)
Deferred income taxes	138	(337)	641
Customer advances and billings in excess of contract revenue	50,995	(198)	(45,998)
Net Cash Provided By Operating Activities	81,658	38,574	86,926
INVESTING ACTIVITIES
Capital expenditures	(22,380)	(16,939)	(13,190)
Proceeds from sale of assets	—	989	107
Acquisition of businesses, net of cash acquired	(37,680)	(47,865)	(18,086)
Proceeds from maturities of short term investments	—	—	32,264
Other investing activities	388	(400)	(1,897)
Net Cash (Used In) Investing Activities	(59,672)	(64,215)	(802)
FINANCING ACTIVITIES
Principal payments on long-term debt	(6,500)	(18,250)	—
Payment of financing costs	(7,277)	(2,857)	—
Stock option exercise proceeds	7,027	1,063	746
Tax benefit from exercise of stock options	7,879	796	30
Retirement of long-term debt, including call premium	(168,139)	—	—
Proceeds from issuance of short-term debt	4,758	—	—
Proceeds from issuance of convertible notes	250,000	—	—
Proceeds from issuance of warrants	48,848	—	—
Payment for call options related to convertible notes	(66,486)	—	—
Payment of contingent consideration	(1,300)	—	—
Other financing activities	(1,099)	(54)	—
Net Cash Provided By (Used In) Financing Activities	67,711	(19,302)	776
Net increase (decrease) in cash and cash equivalents	89,697	(44,943)	86,900
Effect of exchange rate changes on cash	2,052	(1,113)	2,103
Cash and cash equivalents at beginning of period	165,112	211,168	122,165
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$256,861	$165,112	$211,168
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations: Chart Industries, Inc. (the “Company”), is a leading global manufacturer of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and end-use of industrial gases and hydrocarbons. The Company has domestic operations located across the United States, including the principal executive offices located in Ohio, and an international presence in Asia, Australia and Europe.
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
Basis of Presentation: The consolidated financial statements and accompanying notes as of and for the years ended December 31, 2011, 2010 and 2009 are prepared in conformity with U.S. generally accepted accounting principles and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The December 31, 2011 and 2010 balances include money market investments.
Short Term Investments: From time to time, the Company invests in short-term, highly liquid, variable rate instruments, which have stated maturities of greater than three months but less than six months. These short term investments are recorded at cost which approximates fair value. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, has classified investment securities as current assets. There are no short-term investments as of December 31, 2011 and 2010.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Concentrations of Credit Risks: The Company sells its products to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing industries in countries all over the world. Approximately 58%, 57% and 59% of sales were to foreign countries in 2011, 2010 and 2009, respectively. No single customer exceeded ten percent of consolidated sales in 2011, 2010 and 2009. Sales to the Company’s top ten customers accounted for 36%, 38% and 47% of consolidated sales in 2011, 2010 and 2009, respectively. The Company’s sales to particular customers fluctuate from period to period, but the large gas producer and distributor customers of the Company tend to be a consistently large source of revenue for the Company. To minimize credit risk from trade receivables, the Company reviews the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitors the financial condition of customers to help ensure timely collections and to minimize losses. Additionally, for certain domestic and foreign customers, particularly in the Energy and Chemicals (“E&C”) segment, the Company requires advance payments, letters of credit and other such guarantees of payment. Certain customers also require the Company to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order.
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
Allowance for Doubtful Accounts: The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, or substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. The Company also records allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. The allowance for doubtful accounts balance at December 31, 2011 and 2010 was $2,360 and $3,008, respectively.
Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method at December 31, 2011 and 2010. The components of inventory are as follows:

	December 31,
	2011	2010
Raw materials and supplies	$64,832	$35,565
Work in process	36,045	23,643
Finished goods	48,945	45,227
	$149,822	$104,435
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

Property, Plant and Equipment: All capital expenditures for property, plant and equipment are stated on the basis of cost. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized. The cost of applicable assets is depreciated over their estimated useful lives. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense was $14,539, $12,528 and $10,696 for the years ended December 31, 2011, 2010 and 2009, respectively. The following table summarizes the components of property, plant and equipment:

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

		December 31,
Classification	Estimated Useful Life	2011	2010
Land and buildings	20-35 years	$96,984	$72,783
Machinery and equipment	3-12 years	79,173	69,572
Computer equipment, furniture and fixtures	3-7 years	16,043	10,912
Construction in process		8,175	8,800
		200,375	162,067
Less accumulated depreciation		(63,074)	(45,909)
Total property, plant and equipment, net		$137,301	$116,158
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
With respect to goodwill, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The reporting units are the same as our operating segments, which are also the reportable segments: Energy & Chemicals, Distribution & Storage, and BioMedical. The Company first evaluates relevant events and circumstances, such as macroeconomic conditions and the Company's overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the first and second steps of the goodwill impairment test are not necessary. Otherwise, the Company would perform the first step of the two-step goodwill impairment test. The Company then evaluates how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weighs these factors in totality in forming a conclusion whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As of October 1, 2011 and based on the Company's qualitative assessment, the Company determined that it was not more likely than not that the fair value is less than the carrying amount of each reporting unit and, therefore, the two-step goodwill impairment test was not necessary. In 2010, to test for impairment of goodwill, we estimated the fair market value of each our reporting units. We used the income and market approaches to develop fair value estimates, which were weighted equally to arrive at a fair value estimate for each reporting unit. With respect to the income approach, we developed a model which incorporated our estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management's judgment regarding the applicable discount rates to use to discount the estimated cash flows. With respect to the market approach, we used the guideline company method selecting companies with similar assets or businesses to estimate fair value of each reporting unit.
With respect to other indefinite-lived intangible assets, the Company determines the fair value of any indefinite-lived intangible assets using an income approach, compares the fair value to its carrying amount and records an impairment loss if the carrying amount exceeds its fair value. The Company uses the relief from royalty method to develop fair value estimates for trade names and trademarks. This method focuses on the level of royalty payments that the user of an intangible asset would be willing to pay for the use of the asset if it were not owned by the user. This method has been consistently applied between years. As of October 1, 2011, the Company determined that the fair values of trade names and trademarks exceeded their carrying amounts.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets:

	Weighted Average Estimated Useful Life	December 31, 2011		December 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets
Unpatented technology	9 years	$18,113	$(9,024)	$15,073	$(7,275)
Patents	10 years	9,080	(5,434)	8,497	(4,304)
Product names	14 years	5,638	(1,818)	5,676	(1,285)
Non-compete agreements	3 years	2,130	(2,130)	2,130	(1,952)
Customer relations	13 years	130,488	(48,840)	127,062	(39,103)
		$165,449	$(67,246)	$158,438	$(53,919)
Indefinite-lived intangible assets:
Goodwill		$288,770		$275,252
Trademarks and trade names		39,280		37,911
In-process research and development		3,070		3,070
		$331,120		$316,233
Amortization expense for intangible assets subject to amortization was $13,376, $11,049 and $10,716 for the years ended December 31, 2011, 2010 and 2009, respectively, and is estimated to range from approximately $13,500 to $9,500 annually for fiscal years 2012 through 2017, respectively.
Goodwill increased $13,518 during the year ended December 31, 2011. Acquisitions accounted for $14,585 of the increase offset by $(1,067) representing the impact of foreign currency translation adjustments.
Financial Instruments: The fair values of cash equivalents, short term investments, accounts receivable, accounts payable and short term bank debt approximate their carrying amount because of the short maturity of these instruments.
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
The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, British pound and Czech koruna. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Changes in their fair value are recorded as foreign currency (gains) losses in the consolidated statement of operations and in the operating activities section of the statement of cash flows. The changes in fair value generated a net gain of $1,233 for 2011, a net loss of $630 for 2010, and a net gain of $1,492 for 2009.
As of December 31, 2011, the Company held forward currency contracts to buy 17,500 Czech koruna against the euro and to sell (i) 11,500 euros against the U.S. dollar, (ii) 4,700 Czech koruna against the U.S. Dollar, (iii) 130,000 Japanese yen against the U.S. dollar, (iv) 3,340 euros against the Czech koruna, (v) 3,000 Norwegian kroner against the euro, and (vi) 250 British pounds against the U.S. dollar. At December 31, 2011, the fair value of the Company’s derivative assets and liabilities representing foreign currency forward contracts was $489 and $107, respectively. These were recorded on the balance sheet as other current assets and liabilities. As of December 31, 2010, the Company held forward currency contracts to sell (i) 16,900 euros against the Czech koruna, (ii) 386,853 Japanese yen against the U.S. dollar, (iii) 5,000 U.S. dollars against the euro,

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

(iv) 500 Australian dollars against the U.S dollar, and (v) 75 British pounds against the euro. At December 31, 2010, the fair value of the Company’s derivative liabilities representing foreign currency forward contracts was $807. These were recorded on the balance sheet as other current liabilities. The Company’s foreign currency forward contracts are not exchange traded instruments and, accordingly, are classified as being valued utilizing level 2 inputs which are based on observable inputs such as quoted prices for similar assets and liabilities in active markets.
Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve are as follows:

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$12,101	$8,764	$8,636
Warranty expense	7,420	5,893	3,316
Warranty usage	(8,085)	(3,827)	(4,335)
Acquired warranty reserves	1,745	1,271	1,147
Balance at end of period	$13,181	$12,101	$8,764
Shareholders’ Equity: The Company reports comprehensive income in its consolidated statement of shareholders’ equity. The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2011	2010
Foreign currency translation adjustments	$12,635	$14,938
Pension liability adjustments, net of taxes of ($2,633) and ($470) at December 31, 2011 and 2010, respectively	(9,642)	(5,127)
	$2,993	$9,811
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
Revenue Recognition: For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement and the selling price to the buyer is fixed or determinable. For brazed aluminum heat exchangers, cold boxes, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs at completion after giving effect to the most current estimates. Earned revenue on contracts in process at December 31, 2011, 2010 and 2009, totaled $219,315, $240,239 and $295,530, respectively. Timing of amounts billed on contracts varies from contract to contract and could cause significant variation in working capital needs. Amounts billed on percentage of completion contracts in process at December 31, 2011, 2010 and 2009 totaled $265,686, $239,600 and $298,131, respectively. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known. Pre-contract costs relate primarily to salaries and benefits incurred to support the selling effort and, accordingly, are expensed as incurred. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

completion. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion. Certain contracts include incentive-fee arrangements. The incentive fees in such contracts can be based on a variety of factors but the most common are the achievement of target completion dates, target costs, and/or other performance criteria. Incentive fee revenue is not recognized until it is earned. Timing of amounts billed on contracts varies from contract to contract and could cause a significant variation in working capital requirements.
Shipping and Handling Costs: Amounts billed to customers for shipping are classified as sales, and the related costs are classified as cost of sales. Shipping revenue of $8,595, $6,537 and $5,507 for the years ended December 31, 2011, 2010 and 2009, respectively, are included in sales. Shipping costs of $11,443, $8,488, and $5,942 for the years ended December 31, 2011, 2010 and 2009, respectively, are included in the cost of sales.
Advertising Costs: The Company incurred advertising costs of $4,548, $3,268 and $3,355 for the years ended December 31, 2011, 2010 and 2009, respectively. Such costs are expensed as incurred and included in SG&A.
Research and Development Costs: The Company incurred research and development costs of $4,375, $3,858 and $3,256 for the years ended December 31, 2011, 2010 and 2009, respectively. Such costs are expensed as incurred and included in SG&A.
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
Compensation for share-based awards is recognized on a ratable basis over the vesting period. The total cost of a share-based payment award is reduced by estimated forfeitures expected to occur over the vesting period which generally is equivalent to the required service period of the award. See Note H for further discussions regarding stock options and other share-based awards.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Earnings per share: The following table presents calculations of income per share of common stock:

	Year Ended December 31,
	2011	2010	2009
Net income attributable to Chart Industries, Inc.	$44,076	$20,160	$61,011
Net income attributable to Chart Industries, Inc. per common share — basic	$1.51	$0.71	$2.14
Net income attributable to Chart Industries, Inc. per common share — diluted	$1.47	$0.69	$2.11
Weighted average number of common shares outstanding — basic	29,165	28,534	28,457
Incremental shares issuable upon assumed conversion and exercise of stock options	748	721	524
Total shares — diluted	29,913	29,255	28,981
Shares issuable under Convertible Notes were excluded from diluted earnings per share since the conversion price was greater than the average market price of the Company's common stock during the period. Certain options to purchase common stock of the Company were not included in net income attributable to Chart Industries, Inc. per common share-diluted as they were anti-dilutive and consisted of 107, 362 and 170 shares for the years ended December 31, 2011, 2010 and 2009, respectively.
New Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80).” The Company has historically participated in the multiemployer plan for union employees at the Company's La Crosse, Wisconsin facility. The amendments in the ASU require the Company to provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amendments are effective for fiscal years ending after December 15, 2011 and are applied retrospectively for all prior periods presented. The adoption of this guidance did not have a material impact of the Company's financial position, results of operations or cash flows.
In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350).” The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the first and second steps of the goodwill impairment test are not necessary. Otherwise, the entity would perform the first step of the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption in permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company early adopted the new guidance and its adoption did not have a material impact of the Company’s financial position, results of operations or cash flows.
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
In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820).” The amendments in the ASU aim to align the principles for fair value measurements and the related disclosure requirements in accordance with U.S. GAAP and IFRS. This ASU mainly contains clarifications such as the specification that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The ASU also requires new disclosures under U.S. GAAP such as quantitative

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

information about the unobservable inputs used in a fair value measurement that is categorized within the Level 3 of the fair value hierarchy. This ASU is effective during interim and annual periods beginning after December 15, 2011. Early adoption by public companies is not permitted. The Company does not believe that the adoption of this guidance will have a material effect on the financial statements of the Company.

NOTE B — Balance Sheet Components
The following table summarizes the components of other current assets, other assets, net, other current liabilities and other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Other current assets:
Deposits	$338	$407
Assets held for sale	2,824	2,824
Deferred income taxes	14,004	12,686
Income taxes receivable	3,063	—
Other receivables	6,478	5,310
	$26,707	$21,227
Other assets, net:
Deferred financing costs	$6,631	$6,039
Cash value life insurance	1,426	1,513
Other	2,165	4,281
	$10,222	$11,833
Other current liabilities:
Accrued interest	$2,099	$3,206
Accrued other taxes	2,005	2,497
Accrued income taxes	—	1,066
Accrued rebates	7,969	4,090
Accrued employee separation and plant closure costs	1,113	2,578
Accrued other	11,467	12,376
	$24,653	$25,813
Other long-term liabilities:
Accrued environmental	$4,745	$6,355
Accrued contingent consideration	6,150	5,845
Accrued contingencies and other	1,462	1,034
	$12,357	$13,234

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements
The following table shows the components of the Company’s borrowings at December 31, 2011 and 2010, respectively.

	December 31,
	2011	2010
Senior term loan, due May 2015, average interest rate of 2.73% at December 31, 2011	$55,250	$61,750
Convertible notes, due 2018, interest accrued at 7.9%	174,474	—
Subordinated notes, due 2015, interest accrued at 9.125%	—	163,175
Foreign facilities	4,758	—
Total debt	234,482	224,925
Less: current maturities	(11,258)	(6,500)
Long-term debt	$223,224	$218,425
In August 2011, the Company issued 2.00% Convertible Notes due 2018 in the aggregate principal amount of $250,000 in an offering registered under the Securities Act of 1933, as amended. The net proceeds from the offering were approximately $242,700 after deducting the underwriters’ discount and offering expenses. The Convertible Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on February 1 and August 1 of each year beginning February 1, 2012. The Convertible Notes will mature on August 1, 2018.
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
As of December 31, 2011, the Convertible Notes were not convertible.
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
The Company also entered into separate warrant transactions with the Option Counterparties initially relating to the number of shares of the Company’s common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the price per share of the Company common stock exceeds the strike price of the warrants unless the Company elects, subject to certain conditions, to settle the warrants in cash. These warrants were exercisable as of the issuance date of the Convertible Notes. The cap price of the capped call transactions and the strike price of the warrant transactions was initially $84.96 per share. Proceeds received from the issuance of the warrants totaled approximately $48,848 and were recorded as an addition to additional paid-in-capital. The net cost of the convertible note hedge and capped call transactions, taking into account the proceeds from the issuance of the warrants, was approximately $17,638. In accordance with ASC 815, contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the entity a choice of net-cash settlement in its own shares (physical settlement or net-share settlement). The Company concluded that the settlement terms of the convertible note hedge, capped call and warrant transactions permit net-share settlement. As such, the convertible note hedge, capped call and warrant transactions were recorded in equity.
At the issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885 which was recorded as long-term debt and an equity component of $79,115 which was recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represents the Company’s interest rate for similar debt instruments without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. For purposes of fair value measurement, the Company determined that valuation of the Convertible Notes falls under Level 2 of the fair value hierarchy. For the year ended December 31, 2011, interest expense for the Convertible Notes was $5,672 which included $2,083 of contractual 2.00% coupon interest and $3,589 of non-cash interest accretion expense related to the carrying value of the Convertible Notes.
In accordance with ASC 470-20 which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. As of December 31, 2011, the total carrying amount of deferred financing fees was $7,277 with $2,303 recorded as a reduction in additional paid-in-capital. The balance of $4,974 is being amortized over the term of the Convertible Notes.
The following table represents the principal balance, the unamortized discount and the net carrying amount of the liability component and the carrying amount of the equity component of the Convertible Notes:

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

December 31, 2011
Principal balance of liability component	$250,000
Unamortized discount	(75,526)
Carrying value of liability component	$174,474
Equity component	$79,115

The fair value of the Convertible Notes approximated its carrying amount at December 31, 2011.

On May 18, 2010, the Company refinanced its prior senior secured credit facility with a five-year $200,000 senior credit facility (the “Senior Credit Facility”). As a result of the refinancing, the Company wrote off $1,706 of deferred financing fees related to the prior senior credit facility. The new Senior Credit Facility consisted of a $65,000 term loan (the “Term Loan”), of which $55,250 remains outstanding and a $135,000 revolving credit facility (the “Revolver”) with a scheduled maturity date of May 18, 2015 (the “Maturity Date”). The Revolver includes a $25,000 sub-limit for the issuance of swingline loans and a $50,000 sub-limit to be used for letters of credit. There is a foreign currency limit of $40,000 under the Revolver which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $40,000 under the Revolver made by the Company’s wholly-owned subsidiary, Chart Industries Luxembourg S.à r.l.
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
On October 17, 2011, the Company redeemed the $163,175 million outstanding principal amount of its 9-1/8% Subordinated Notes due in 2015. The redemption price was 103.042% of the principal amount plus accrued and unpaid interest to, but not including, the redemption date, which totaled approximately $175,600. In conjunction with the redemption of the Subordinated Notes, the Company recorded a $4,964 call premium and additional amortization of $2,969 for the write-off of the remaining deferred financing fees related to the Subordinated Notes. The Subordinated Notes were general unsecured obligations of the Company and were subordinated in right of payment to all existing and future senior debt of the Company, including the Senior Credit Facility, pari passu in right of payment with all future senior subordinated indebtedness of the Company, and senior in right of payment with any future indebtedness of the Company that expressly provides for its subordination to the Subordinated Notes. The Subordinated Notes were unconditionally guaranteed jointly and severally by substantially all of the Company’s U.S. subsidiaries.
The Senior Credit Facility agreement contains a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility includes financial covenants relating to net leverage and interest coverage ratios. The Company is in compliance with all covenants. As of December 31, 2011, there was $55,250 outstanding under the Term Loan and $35,875 in letters of credit issued but no borrowings outstanding under the Revolver.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

In October 2011, Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd., a wholly-owned subsidiary of the Company, entered into three separate banking facilities (the "Foreign Facilities") which include a bonding/guarantee facility, a revolving line of credit, and an overdraft facility with 30,000, 60,000, and 10,000 Chinese yuan in borrowing capacity, respectively. The Foreign Facilities are guaranteed by the Company. The revolving line of credit has a time to maturity of up to twelve months and was recorded as short-term debt at the date of issuance. As of December 31, 2011, the Company had $4,758 of borrowings outstanding under the revolving line of credit. As of December 31, 2011, there were no amounts outstanding under the overdraft facility or the bonding/guarantee facility.
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured credit facilities with capacity of up to 175,000 Czech koruna (“CZK”). Ferox maintains two separate facilities. Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. None of the facilities allow revolving credit borrowings, including overdraft protection. Ferox is required to pay a commitment fee to the lender under its first facility in respect to the unutilized commitments thereunder. Under this first facility Ferox must pay letter of credit and guarantee fees equal to: (i) 0.70% p.a. on the face amount of each guarantee or letter of credit for maturities of up to 1 year, (ii) 0.80% p.a. for maturities between 1 and 3 years, and (iii) 1.20% p.a. for maturities between 3 and 5 years. Under the second facility Ferox must pay letter of credit and guarantee fees equal to 0.70% p.a. on the face amount of each guarantee or letter of credit. Ferox is not required to pay a commitment fee to the lender under the second facility. Ferox’s land, buildings and accounts receivable secure the credit facilities. As of December 31, 2011 there were bank guarantees of $2,248 supported by the Ferox credit facilities.
Flow Instruments & Engineering GmbH (“Flow”), a wholly-owned subsidiary of Ferox, maintains two revolving lines of credit with 320 euros in borrowing capacity. As of December 31, 2011, there were no borrowings outstanding under either line of credit.
The scheduled annual maturities of long-term debt at December 31, 2011, are as follows:

Year	Amount
2012	$11,258
2013	6,500
2014	6,500
2015	35,750
2016	—
Thereafter	250,000
$310,008
Less: unamortized discount	(75,526)
$234,482
The Company paid interest of $16,608, $16,774 and $16,820 for the years ended December 31, 2011, 2010 and 2009, respectively.
The fair value of the term loan portion of the Senior Credit Facility is estimated based on the present value of the underlying cash flows discounted at the Company’s estimated borrowing rate. Under such method the fair value of the Company’s Term Loan was $45,426 at December 31, 2011.
NOTE D — Restructuring Activities
In April 2010, Caire Inc., a wholly-owned subsidiary of the Company, announced its plan to close its liquid oxygen therapy manufacturing facility in Plainfield, Indiana and relocate the manufacturing and customer service operations to a facility close to existing BioMedical operations in Canton, Georgia. The Plainfield facility was acquired as part of the 2009 acquisition of the liquid oxygen therapy business of Covidien plc. The closure was substantially completed in the second quarter of 2011. The total cost of the restructuring was approximately $7,300 which includes asset impairment charges. The cost includes cash expenditures for employee retention and separation benefits, as well as lease exit costs and loss on disposal of remaining assets. The Company recorded $3,497 and $3,730 for the years ended December 31, 2011 and 2010, respectively, related to the closure of the Plainfield, Indiana BioMedical facility. The Company also recorded $1,172 in restructuring costs for employee separation benefits related to the integration of SeQual Technologies Inc., which was acquired on December 28,

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

2010. These charges were recorded in cost of sales ($2,061 and $2,579 for the years ended December 31, 2011 and 2010, respectively), selling, general and administrative expenses ($2,414 and $531 for the years ended December 31, 2011 and 2010, respectively), loss on disposal of assets ($1,218 for the year ended December 31, 2011) and asset impairment charges ($1,646 for the year ended December 31, 2010).
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
The following tables summarize the Company’s restructuring activities for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of January 1, 2011	$103	$387	$2,088	$—	$2,578
Restructuring charges	—	315	4,940	437	5,692
Asset impairment	—	—	(1,218)	—	(1,218)
Cash payments	(103)	(587)	(4,812)	(437)	(5,939)
Balance as of December 31, 2011	$—	$115	$998	$—	$1,113

	Year Ended December 31, 2010
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of January 1, 2010	$682	$1,608	$503	$88	$2,881
Restructuring charges	—	(45)	4,723	78	4,756
Asset impairment	—	—	(1,546)	(100)	(1,646)
Cash payments	(579)	(1,176)	(1,592)	(66)	(3,413)
Balance as of December 31, 2010	$103	$387	$2,088	$—	$2,578

	Year Ended December 31, 2009
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of January 1, 2009	$—	$—	$—	$—	$—
Restructuring charges	1,004	3,397	3,336	283	8,020
Asset impairment	—	(234)	(996)	—	(1,230)
Cash payments	(322)	(1,555)	(1,837)	(195)	(3,909)
Balance as of December 31, 2009	$682	$1,608	$503	$88	$2,881

NOTE E — Acquisitions
On August 1, 2011, Chart Germany GmbH, a wholly-owned subsidiary of the Company, completed the acquisition of 100% of the equity interests of GOFA Gocher Fahrzeugbau GmbH and related companies (“GOFA”) for a total purchase price of €26,261 net of cash acquired, including a final working capital adjustment of €947. The preliminary fair value of the net assets acquired and goodwill at the date of acquisition were $28,372 and $11,438, respectively. The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed, and the related income tax impact of the acquisition adjustments. Goodwill was established due to the benefits that will be derived from the expansion of the Company's LNG distribution product offering in Europe. GOFA, located in Goch, Germany, designs, manufactures, sells and services cryogenic

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

and noncryogenic mobile equipment. GOFA results are included in the Company’s Distribution & Storage segment and added $572 in net income during the year ended December 31, 2011.
The purchase price allocation related to the GOFA acquisition is presented below:

Net assets acquired:
Cash	$1,974
Accounts receivable	4,645
Inventory	8,382
Property and equipment	15,555
Other assets	118
Intangible assets	7,258
Goodwill	11,438
Liabilities assumed	(9,560)
Total purchase price	$39,810
On April 1, 2011, Chart Inc. completed the acquisition of 100% of the equity of Clever Fellows Innovation Consortium, Inc. (“CFIC”) for a total potential purchase price of $5,000 in cash, of which $2,000 has been paid. The remaining portion of the potential total purchase price represents contingent consideration to be paid over three years based on the attainment of certain revenue targets. The estimated value of the contingent consideration at acquisition was $1,650, valued according to a discounted cash flow approach, which includes assumptions for the probabilities of achieving the gross sales targets and the discount rate applied to the projected payments. The estimated fair value of the contingent consideration at December 31, 2011 was $1,857, valued according to a discounted cash flow approach, which includes assumptions for the probabilities of achieving the gross sales targets and the discount rate applied to the projected payments. The increase in fair value of the contingent consideration for the year ended December 31, 2011 of $207 was recorded as selling, general and administrative expenses in the consolidated statement of operations. The valuation of contingent consideration is classified as utilizing Level 3 inputs consistent with reasonably available assumptions which would be made by other market participants. The fair value of the net assets acquired and goodwill at the date of acquisition were $732 and $2,938, respectively. The goodwill was established due to the synergistic opportunities to enhance technology for cryogenic applications and grow sales in new product lines. CFIC is located in Troy, New York and develops and manufactures thermoacoustic technology products for cryogenic, heat transfer and related applications. CFIC’s results are included in the Company’s BioMedical segment. CFIC's results are included in the Company’s BioMedical segment and added $840 in sales during the year ended December 31, 2011.
In December 2010, Caire Inc. (“Caire”), a wholly-owned subsidiary of the Company, completed the acquisition of SeQual Technologies Inc. (“SeQual”) for a total potential purchase price of $60,000 in cash, of which $38,312 was paid after working capital adjustments. The cash purchase price is subject to post closing adjustments. Goodwill arising from this acquisition is primarily attributable to SeQual's technology and leadership position in the transportable segment of the oxygen therapy industry. The majority of the remaining potential total purchase price represents contingent consideration to be paid over two years beginning in 2012 based on the achievement of certain gross profit targets. The estimated fair value of the contingent consideration at December 31, 2011 was $4,369, valued according to a discounted cash flow approach, which includes assumptions for the probabilities of achieving the gross profit targets and the discount rate applied to the projected payments. The decrease in fair value of the contingent consideration for the year ended December 31, 2011 of $731 was recorded as a reduction in selling, general and administrative expenses in the consolidated statement of operations. The valuation of contingent consideration is classified as utilizing Level 3 inputs consistent with reasonably available assumptions which would be made by other market participants. SeQual is located in San Diego, California and develops, manufactures and markets products for numerous applications utilizing pressure swing adsorption technology for air separation with its primary focus on medical oxygen concentrators. SeQual’s results are included in the Company’s BioMedical segment and added $35,081 in sales during the year ended December 31, 2011.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The purchase price allocation related to the SeQual acquisition is presented below:

Net assets acquired:
Cash	$218
Accounts receivable	6,169
Inventory	4,959
Property and equipment	711
Other assets	184
Intangible assets	31,760
Goodwill	7,210
Liabilities assumed	(7,799)
Total purchase price	$43,412
In August 2010, Chart Inc. acquired substantially all of the assets of Cryotech International, Inc. (“Cryotech”) for a potential total purchase price of $6,653 in cash, of which $4,053 was paid at closing. The remaining portion of the potential total purchase price represents contingent consideration to be paid over two years based on the achievement of certain revenue targets. After the first contingent consideration payment of $1,300 in August 2011, the estimated fair value of the potential remaining contingent consideration at December 31, 2011 was $841. The contingent consideration was valued according to a discounted cash flow approach, which includes assumptions for the probabilities of achieving the revenue targets and the discount rate applied to the projected payments. The increase in fair value of the contingent consideration for the year ended December 31, 2011 of $341 was recorded as selling, general and administrative expenses in the consolidated statement of operations. The valuation of contingent consideration is classified as utilizing Level 3 inputs consistent with reasonably available assumptions which would be made by other market participants. The fair value of the assets acquired and goodwill at the date of acquisition were $1,626 and $4,227, respectively. Goodwill consists of the anticipated geographic expansion afforded by this acquisition and synergies from the combination of Cryotech's product offerings with existing product lines. Cryotech is located in San Jose, California and designs, manufactures, sells, and services cryogenic injectors, vacuum insulated piping systems, and manifolds, and also repairs liquid cylinders. Cryotech’s results are included in the Company’s Distribution & Storage segment and added $11,928 in sales during the year ended December 31, 2011.
In April 2010, Chart Japan Co., Ltd. completed the acquisition of Covidien Japan Inc.’s liquid oxygen therapy business for $1,008 in cash. The fair value of the assets acquired at closing was $2,132 which exceeded the cash paid and, accordingly, resulted in a gain on acquisition of business of $1,124 during the second quarter of 2010. Purchase accounting for this acquisition has been finalized. Available public information indicated that Covidien sought to streamline its business portfolio in an expeditious manner and reallocate resources to other businesses, therefore, the liquid oxygen therapy business was considered a non-core asset. Net income of $842 was added to the Company’s BioMedical segment during the year ended December 31, 2011 as a result of the acquisition.
Pro-forma information related to these acquisitions has not been presented because the impact on the Company’s consolidated results of operations is not material.
NOTE F — Income Taxes
Income before income taxes and minority interest consists of the following:

	For the Year Ended December 31,
	2011	2010	2009
United States	$42,429	$18,415	$70,695
Foreign	20,545	10,083	13,847
	$62,974	$28,498	$84,542

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$14,369	$12,673	$21,779
State	876	900	462
Foreign	5,976	3,765	2,896
	21,221	17,338	25,137
Deferred:
Federal	(962)	(8,603)	(1,718)
State	(66)	77	(142)
Foreign	(1,463)	(819)	109
	(2,491)	(9,345)	(1,751)
	$18,730	$7,993	$23,386
The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2011	2010	2009
Income tax expense at U.S. statutory rate	$22,041	$9,974	$29,589
State income taxes, net of federal tax benefit	810	976	319
Foreign income (loss), net of credit on foreign taxes	137	176	(31)
Effective tax rate differential of earnings outside of U.S.	(1,901)	(1,221)	(1,455)
Foreign investment tax credit	(777)	(305)	(385)
Non-taxable gain on acquisition of business	—	(394)	(2,434)
Non-deductible (taxable) items	74	(144)	(735)
(Income) provision for tax contingencies	(28)	2	(69)
Domestic production activities deduction	(1,626)	(1,071)	(1,413)
	$18,730	$7,993	$23,386

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

	December 31, 2011	December 31, 2010
Deferred tax assets:
Accruals and reserves	$14,036	$13,699
Pensions	5,562	4,245
Inventory	1,630	1,363
Stock options	4,539	5,412
Tax credit carryforwards	1,070	594
Foreign net operating loss carryforwards	1,405	861
Federal net operating loss carryforward	—	10,189
State net operating loss carryforward	1,442	947
Other — net	1,138	1,279
Total deferred tax assets before valuation allowance	$30,822	$38,589
Valuation allowance	(1,869)	(758)
Total deferred tax assets, net of valuation allowance	$28,953	$37,831
Deferred tax liabilities:
Property, plant and equipment	$16,392	$11,973
Intangibles	38,888	52,312
Convertible notes	3,613	—
Total deferred tax liabilities	$58,893	$64,285
Net deferred tax liabilities	$29,940	$26,454
Tax Credit Carryforwards: As of December 31, 2011, the Company had a gross deferred tax asset for tax credit carryforwards of $1,070. These credit carryforwards are subject to expiration in 2015.
Federal and State net operating loss carryforwards: As a result of the SeQual acquisition, the Company acquired $38,700 of federal net operating losses and $34,400 of state net operating losses. Internal Revenue Code 382 will limit the use of state net operating losses to $25,100.  The Company made an election under Internal Revenue Code Section 338(g) which resulted in a step-up in tax basis of the acquired assets in exchange for the extinguishment of the federal loss carryovers.  The remaining state net operating losses expire between 2012 and 2030.  The gross deferred tax asset for the state net operating losses of $1,442 is partially offset by a valuation allowance of $695.
Foreign net operating loss carryforwards: As of December 31, 2011, cumulative foreign operating losses of $5,741 generated by the Company were available to reduce future taxable income. Approximately $3,629 of these operating losses expire between 2014 and 2016. The remaining $2,112 can be carried forward indefinitely. The gross deferred tax asset for the foreign operating losses of $1,405 is partially offset by a valuation allowance of $1,174.

The Company has not provided for income taxes on approximately $115,847 of foreign subsidiaries' undistributed earnings as of December 31, 2011, since the earnings retained have been reinvested indefinitely by the subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
The Company had net income tax payments of $17,130, $15,266 and $24,659 for the years ended December 31, 2011, 2010 and 2009, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The reconciliation of beginning to ending unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2010	2009
Unrecognized tax benefits at beginning of the year	$2,468	$1,470	$1,903
Additions for tax positions of prior years	128	2,170	22
Reductions for tax positions of prior years	(22)	(22)	(22)
Lapse of statutes of limitation	(134)	(1,150)	(433)
Unrecognized tax benefits at end of the year	$2,440	$2,468	$1,470
The amount of unrecognized tax benefits as of December 31, 2011 was $2,440. This amount, if ultimately recognized, will reduce the Company’s annual effective tax rate.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $77 for the payment of interest and penalties at December 31, 2011. The Company accrued approximately $42 and $50 for the years ended December 31, 2011 and 2010, respectively, in additional interest associated with uncertain tax positions.
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
The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for 2008 during 2010. In addition, the IRS is examining the 2005 and 2006 amended returns that were filed. The Company expects the examinations to be completed during 2012. Due to the potential resolution of the federal examination and the expiration of various statutes of limitation, it is reasonably possible the Company’s unrecognized tax benefits at December 31, 2011 may decrease within the next twelve months by approximately $1,022.
NOTE G — Employee Benefit Plans
The Company has one defined benefit pension plan which is frozen, that covers certain U.S. hourly and salary employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
The following table sets forth the components of net periodic pension expense (benefit) for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Interest cost	$2,409	$2,447	$2,397
Expected return on plan assets	(2,575)	(2,353)	(1,827)
Amortization of net loss	365	269	678
Total pension expense (benefit)	$199	$363	$1,248

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The following table sets forth changes in the projected benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheet:

	December 31, 2011	December 31, 2010
Change in projected benefit obligation:
January 1 projected benefit obligation	$44,693	$41,627
Interest cost	2,409	2,447
Benefits paid	(1,641)	(1,568)
Actuarial losses	4,464	2,187
December 31 projected benefit obligation	$49,925	$44,693
Change in plan assets:
Fair value at January 1	$33,210	$30,981
Actual return	(473)	3,261
Employer contributions	2,924	536
Benefits paid	(1,641)	(1,568)
Fair value at December 31	$34,020	$33,210
The funded status of the pension plans was as follows:
Funded status (plan assets less than projected benefit obligations)	$(15,905)	$(11,483)
Unrecognized actuarial loss	15,355	8,208
Net amount recognized	$(550)	$(3,275)
At December 31, 2011 and 2010, the Company recorded unrecognized actuarial losses of $4,515 and $1,280 in accumulated other comprehensive income, respectively.
The actuarial assumptions used in determining the funded status information and subsequent net periodic pension cost are as follows:

	Year Ended December 31,
	2011	2010	2009
Discount rate	4.50%	5.50%	6.00%
Expected long-term weighted average rate of return on plan assets	7.75%	7.75%	7.75%
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The Company’s pension plan weighted-average actual (which is periodically rebalanced) and target asset allocations by asset category at December 31 are as follows:

		Actual
	Target	2011	2010
Equity	55%	56%	57%
Fixed income funds	43%	44%	41%
Cash and cash equivalents	2%	—%	2%
Total	100%	100%	100%
At December 31, 2011, the plan assets were invested in pooled separate accounts. The fair values of participation units held in pooled separate accounts are based on their net asset values, as reported by the managers of the pooled separate accounts as supported by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date. Therefore, the Company’s plan assets are valued using Level 2 inputs. At December 31, 2010, the plan assets were valued using Level 1 inputs which are quoted prices for the investments in active markets.
The fair values of the Company’s pension plan assets utilizing the fair value hierarchy are as follows:

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Pooled separate accounts - Equity	$19,109	$—	$19,109	$—
Pooled separate accounts - Fixed income funds	14,909	—	12,654	—
Pooled separate accounts - Cash and cash equivalents	2	—	2,257	—
Total	$34,020	$—	$34,020	$—
The Company’s funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, the Company expects to contribute $2,172 to its defined benefit pension plan in 2012 and expects the following benefit payments to be paid by the plan:

2012	$1,796
2013	1,869
2014	1,977
2015	2,068
2016	2,223
In aggregate during five years thereafter	13,508
$23,441
The Company contributes to a multi-employer plan for certain collective bargaining U.S. employees. The risks of participating in this multi-employer plan are different from a single employer plan in the following aspects:

(a)	Assets contributed to the multi-employer by one employer may be used to provide benefits to employees of other participating employers.

(b)	If a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be inherited by the remaining participating employers.

(c)
If the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The Company has assessed and determined that the multi-employer plan to which it contributes is not significant to the Company's financial statements. The Company does not expect to incur a withdrawal liability or expect to significantly increase its contribution over the remainder of the contract period. The Company made contributions to the bargaining unit supported multi-employer pension plan resulting in expense of $518, $391 and $525 for the years ended December 31, 2011, 2010 and 2009, respectively.
The Company has a defined contribution savings plan that covers most of its U.S. employees. Company contributions to the plan are based on employee contributions, and a Company match and discretionary contributions. Expenses under the plan totaled $6,241, $4,949 and $5,015 for the years ended December 31, 2011, 2010 and 2009, respectively.
NOTE H — Stock Option Plans
Under the Amended and Restated 2005 Stock Incentive Plan (“Stock Incentive Plan”) which became effective in October 2005, the Company could grant stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), stock awards and performance based stock awards to employees and directors. The Stock Incentive Plan reserved 3,421 for issuance. As of December 31, 2011, 632 options and 145 performance based stock awards were outstanding under the Stock Incentive Plan. The Company no longer grants stock options or awards under this plan.
Under the 2009 Omnibus Equity Plan (“Omnibus Equity Plan”) which was approved by the shareholders in May 2009, the Company may grant stock options, SARs, RSUs, restricted stock, performance shares and common shares to employees and directors. The maximum number of shares available for grant is 1,250, which may be treasury shares or unissued shares. As of December 31, 2011, 348 options, 172 restricted stock awards and 56 performance based stock awards were outstanding under the Omnibus Equity Plan.
 The Company recognized stock-based compensation of $5,433, $4,933 and $3,279 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company also recognized related tax benefits of $7,879, $796 and $30 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, total share-based compensation of $3,660 is expected to be recognized over the remaining weighted average period of approximately 2.1 years.
Stock Options
Under the terms of the Omnibus Equity Plan and the Stock Incentive Plan, stock options generally have either a 4 or 5 year graded vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years.
The following table summarizes the Company’s stock option activity for the years ended December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,581	$11.68	1,491	$10.39
Granted	150	36.75	250	17.27
Exercised	(724)	9.72	(143)	7.42
Expired or forfeited	(29)	21.27	(17)	17.35
Outstanding at end of period	978	$16.69	1,581	$11.68
Exercisable at end of year*	563	$11.72	1,118	$9.46
Participants at end of year	73		65
Available for future grants at end of year	533		795
 _______________
* Remaining contractual term of 7.0 years
The intrinsic value of the options outstanding at December 31, 2011 and 2010 was $36,558 and 34,940, respectively. The intrinsic value of the options exercisable at December 31, 2011 and 2010 was $23,801 and $27,190, respectively. The total fair

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

value of options vested was $1,957, $1,755 and $1,421 for the years ended December 31, 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $28,784, $3,327 and $594, respectively.
The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The expected volatility and expected term of the options are based on historical information. The risk free rate is based on the U.S. Treasury yield in effect at the time of the grant.
Weighted average grant date fair values of stock options and the assumptions used in estimating the fair values are as follows:

	2011	2010	2009
Weighted average grant date fair value	$24.33	$12.03	$11.02
Expected term (years)	6.25	6.25	6.25
Risk-free interest rate	2.43%	2.46%	2.07%
Expected volatility	72.47%	77.84%	74.87%

Performance Stock Awards
The Company granted 59 performance share units under the Omnibus Equity Plan during 2011 and 164 performance share units under the Stock Incentive Plan in 2009. The performance share units granted in 2011 and 2009 are earned over a 3 year period beginning on January 1, 2011 and 2009, respectively. Total units earned may vary between 0% and 150% of the units granted based on the attainment of pre-determined performance and market condition targets as determined by the Board of Directors. The Company valued the performance stock awards based on market conditions using a Monte Carlo Simulation model that was performed by an outside valuation firm. The fair value of the performance based units was calculated using a Black-Scholes model and the probability of any units being earned is evaluated each reporting period. The weighted average per share fair values were $36.75 and $5.26 for the 2011 and 2009 grants, respectively.
Other
In 2011, 2010 and 2009, the Company granted the non-employee directors stock awards covering 8, 18 and 24 shares, respectively, of common stock that had fair market values of $360, $330 and $300. The stock awards were fully vested on the date of grant. The Company recorded $360, $330 and $300 of compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively.
The Company also granted 59 and 192 restricted stock awards during 2011 and 2010, respectively. These restricted stock awards vest ratably over a three year period and are valued based on fair value on date of grant. The weighted average fair value was $36.75 and $17.85 for 2011 and 2010 grants, respectively. The Company recorded $2,198 and $1,162 of compensation expense related to the restricted stock awards in 2011 and 2010, respectively.
NOTE I — Lease Commitments
The Company incurred $8,817, $8,481, and $7,221 of rental expense under operating leases for the years ended December 31, 2011, 2010 and 2009, respectively. Certain leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. In addition, the Company has the right, but no obligation, to renew certain leases for various renewal terms.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The following table summarizes the future minimum lease payments for non-cancelable operating leases for the next five years and thereafter as of December 31, 2011:

2012	$6,841
2013	6,256
2014	4,835
2015	3,619
2016	2,537
Thereafter	10,933
$35,021

NOTE J — Contingencies
Environmental
The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and handling and disposal of hazardous materials such as cleaning fluids. The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believes it is currently in substantial compliance with all known environmental regulations. At December 31, 2011 and 2010, the Company had undiscounted accrued environmental reserves of $4,645 and $6,355, respectively, recorded in other long-term liabilities. The Company accrues for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts and circumstances regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 16 years as ongoing costs of remediation programs.
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
NOTE K — Reportable Segments
The structure of the Company’s internal organization is divided into the following three reportable segments, which are also the Company's operating segments: Energy and Chemicals (“E&C”), Distribution and Storage (“D&S”) and BioMedical. The Company’s reportable segments are business units that are each managed separately because they manufacture, offer and distribute distinct products with different production processes and sales and marketing approaches. The E&C segment sells brazed aluminum and air-cooled heat exchangers, cold boxes and liquefied natural gas vacuum-insulated pipe to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases. The D&S segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems, cryogenic flow meter systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The BioMedical segment sells medical respiratory products, biological storage systems and other oxygen products. Due to the nature of the products that each segment sells, there are no

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

intersegment sales. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and stock-based compensation expenses that are not allocated to the reporting segments.
The Company evaluates performance and allocates resources based on operating income or loss from continuing operations before net interest expense, financing costs amortization expense, foreign currency gain or loss, income taxes and noncontrolling interest. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note A.

	Year Ended December 31, 2011
	Reportable Segments
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales from external customers	$205,033	$390,332	$199,220	$—	$794,585
Depreciation and amortization expense	7,417	11,767	7,588	1,143	27,915
Operating income (loss)	27,489	61,415	35,911	(34,821)	89,994
Total assets(A)(B)	203,067	556,688	226,729	187,729	1,174,213
Capital expenditures	5,228	7,808	6,692	2,652	22,380

	Year Ended December 31, 2010
	Reportable Segments
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales from external customers	$137,801	$269,293	$148,361	$—	$555,455
Depreciation and amortization expense	7,338	10,474	5,197	568	23,577
Operating income (loss)	6,121	41,934	30,698	(31,249)	47,504
Total assets(A)(C)	188,407	513,215	227,138	26,079	954,839
Capital expenditures	973	8,563	4,594	2,809	16,939

	Year Ended December 31, 2009
	Reportable Segments
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales from external customers	$255,074	$252,197	$90,187	$—	$597,458
Depreciation and amortization expense	7,335	10,104	3,591	382	21,412
Operating income (loss)	61,852	39,888	15,912	(23,318)	94,334
Total assets(A)(D)	205,482	486,620	135,977	98,424	926,503
Capital expenditures	2,707	7,168	2,022	1,293	13,190
 _______________

(A)	Corporate assets at December 31, 2011, 2010 and 2009 consist primarily of cash, cash equivalents, short term investments and deferred income taxes.

(B)	Total assets at December 31, 2011 include goodwill of $83,215, $158,381 and $47,174 for the Energy and Chemicals, Distribution and Storage and BioMedical segments, respectively.

(C)	Total assets at December 31, 2010 include goodwill of $83,215, $148,010 and $44,027 for the Energy and Chemicals, Distribution and Storage and BioMedical segments, respectively.

(D)	Total assets at December 31, 2009 include goodwill of $83,215, $144,290 and $37,027 for the Energy and Chemicals, Distribution and Storage and BioMedical segments, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

A reconciliation of the total of the reportable segments’ operating income to consolidated income before income taxes and minority interest is presented below:

	Year Ended December 31,
	2011	2010	2009
Operating income	$89,994	$47,504	$94,334
Other expense (income):
Interest expense, net	23,371	16,196	15,817
Amortization of deferred financing costs	4,383	3,063	1,616
Gain on acquisition of business	—	(1,124)	(6,954)
Foreign currency loss (gain)	(734)	871	(687)
Income before income taxes and minority interest	$62,974	$28,498	$84,542

	Year Ended December 31,
	2011	2010	2009
Product Sales Information:
Energy and Chemicals Segment
Heat exchangers	$158,975	$113,313	$172,374
Cold boxes and LNG VIP	46,058	24,488	82,700
	$205,033	$137,801	$255,074
Distribution and Storage Segment
Cryogenic bulk storage systems	$183,932	$117,907	$135,523
Cryogenic packaged gas systems and beverage liquid CO2 systems	147,526	103,129	80,278
Cryogenic systems and components	33,038	20,221	10,987
Cryogenic services	25,836	28,036	25,409
	$390,332	$269,293	$252,197
BioMedical Segment
Medical respiratory products	$138,411	$95,666	$41,793
Biological storage systems	60,809	52,695	43,966
Other	—	—	4,428
	199,220	148,361	90,187
Total Sales	$794,585	$555,455	$597,458

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
Geographic Information:	Sales	Long-Lived Assets	Sales	Long-Lived Assets	Sales
United States	$503,011	$326,439	$391,691	$391,428	$441,583
Czech Republic	87,285	78,921	72,486	86,680	79,865
China	71,752	73,469	45,203	69,243	28,641
Germany	122,001	95,932	—	—	—
Other Non-U.S. Countries	10,536	2,085	46,075	1,392	47,369
Total	$794,585	$576,846	$555,455	$548,743	$597,458

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Note L — Quarterly Data (Unaudited)
Selected quarterly data for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$162,941	$200,698	$211,311	$219,635	$794,585
Gross profit	52,486	62,330	66,631	63,999	245,446
Operating income	14,307	21,489	29,043	25,155	89,994
Net income	7,403	11,020	17,505	8,316	44,244
Net income attributable to Chart Industries, Inc.	7,530	10,591	17,540	8,415	44,076
Net income attributable to Chart Industries, Inc. per share—basic	$0.26	$0.36	$0.60	$0.29
Net income attributable to Chart Industries, Inc. per share—diluted	$0.25	$0.35	$0.59	$0.28

	Year Ended December 31, 2010
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Total
Sales	$118,268	$139,144		$139,205	$158,838	$555,455
Gross profit	34,276	37,575		42,801	50,647	165,299
Operating income	7,603	8,563		13,239	18,099	47,504
Net income	1,419	2,458		6,665	9,963	20,505
Net income attributable to Chart Industries, Inc.	1,384	2,399	(1)	6,575	9,802	20,160
Net income attributable to Chart Industries, Inc. per share—basic	$0.05	$0.08		$0.23	$0.34
Net income attributable to Chart Industries, Inc. per share—diluted	$0.05	$0.08		$0.23	$0.33
 _______________

(1)	Includes $1,124 gain from acquisition of business.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Translations	Balance at end of period
Year Ended December 31, 2011:
Allowance for doubtful accounts	$3,008	$4,205	$52	(1)	$(4,919)	(2)	$14	$2,360
Allowance for obsolete and excess inventory	$3,181	$3,331	$—		$(3,398)	(3)	$77	$3,191
Year Ended December 31, 2010:
Allowance for doubtful accounts	$1,727	$3,326	$489	(1)	$(2,552)	(2)	$18	$3,008
Allowance for obsolete and excess inventory	$4,184	$1,800	$201	(1)	$(2,965)	(3)	$(39)	$3,181
Year Ended December 31, 2009:
Allowance for doubtful accounts	$2,312	$2,386	$—		$(3,007)	(2)	$36	$1,727
Allowance for obsolete and excess inventory	$1,912	$4,450	$910	(1)	$(3,148)	(3)	$60	$4,184
_______________

(1)	Reserves at date of acquisition of subsidiary or subsidiaries.

(2)	Reversal of amounts previously recorded as bad debt and uncollectible accounts written off.

(3)	Inventory items written off against the allowance.

EXHIBIT INDEX

Exhibit No.	Description
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

4.2
Indenture, dated August 3, 2011 by and between Chart Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2011 (File No. 001-11442)).

4.3
Supplemental Indenture, dated August 3, 2011 by and between Chart Industries, Inc, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2011(File No. 001-11442)).

4.4
Form of 2.00% Convertible Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2011 (File No. 001-11442)).

10.1
Form of Amended and Restated Management Stockholders Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

10.2
Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.1
Form of Nonqualified Stock Option Agreement (2005 and 2006 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.2.2
Form of Restricted Stock Unit Agreement (for non-employee directors) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.2.3
Form of 2008 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11442)).*

10.2.4
Form of 2009 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.5
Form of Nonqualified Stock Option Agreement (2007 and 2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed with the SEC on August 7, 2007 (File No. 001-11442)).*

10.2.6
Form of Nonqualified Stock Option Agreement (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.7
Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) (2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11442)).*

10.2.8
Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-11442)).*

10.3
Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on April 7, 2009 (File No. 001-11442)).*

10.3.1
Form of Nonqualified Stock Option Agreement (2010 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.2
Form of Restricted Stock Agreement (2010 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.3
Forms of Stock Award Agreement and Deferral Election Form (for eligible directors) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.4
Form of Nonqualified Stock Option Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.5
Form of Restricted Stock Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.6
Form of Performance Unit Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.7
Form of Leveraged Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.3.8	Form of Nonqualified Stock Option Agreement (2012 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan.* (x)
10.3.9	Form of Performance Unit Agreement (2012 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan.* (x)

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

10.9
Employment Agreement, dated February 26, 2008, by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.9.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.9.2
Amendment No. 2, effective January 1, 2010, to the Employment Agreement dated February 26, 2008 by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-11442)).*

10.9.3
Amendment No. 3, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)). *

10.10
Employment Agreement, dated February 26, 2008, by and between Registrant and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.10.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Michael F. Biehl (incorporated by reference to Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.10.2
Amendment No. 2, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.11
Employment Agreement, dated February 26, 2008, by and between Registrant and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.11.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Matthew J. Klaben (incorporated by reference to Exhibit 10.11.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.11.2
Amendment No. 2, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.12
Transition Agreement, dated August 24, 2010, by and between Registrant and James H. Hoppel, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 27, 2010 (File No. 001-11442)).*

10.13
Employment Agreement, dated February 26, 2008, by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.13.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.13.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.13.2
Amendment No. 2, effective January 1, 2010, to the Employment Agreement dated February 26, 2008 by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-11442)).*

10.13.3
Amendment No. 3, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

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

10.16
Base Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.16.1
Base Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.16.2
Base Warrants Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011 (File No. 001-11442)).

10.16.3
Base Warrants Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.16.4
Base Capped Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.16.5
Base Capped Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

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

101**
The following financial statements from the Company’s Form 10-K for the period ended December 31, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow, (iv) the Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

_______________

(x)	Filed herewith.
(xx) Furnished herewith.

*	Management contract or compensatory plan or arrangement.

**	To be furnished by amendment.

E-4