Form 10-K/A
period 2011-12-31
CHART INDUSTRIES INC
filed 2012-03-29
CIK 892553

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of $53.98 per share at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, was $1,567,055,270.
As of February 15, 2012 , there were 29,634,788 outstanding shares of the Company's common stock, par value $0.01 per share.
Documents Incorporated by Reference
Portions of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the definitive Proxy Statement to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on May 24, 2012 (the “2012 Proxy Statement”).
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2011.

Explanatory Note
Chart Industries, Inc. (the “Company”) is filing this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 solely for the purpose of furnishing Exhibit 101 to the Annual Report on Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides financial information for the year formatted in XBRL (Extensible Business Reporting Language). No changes have been made to the original Annual Report on Form 10-K other than as described above. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Annual Report on Form 10-K or modify or update in any way disclosure made in the original filing.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
Exhibits. See the Index to Exhibits at page E-1 of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHART INDUSTRIES, INC.

By:	/S/ Matthew J. Klaben
Matthew J. Klaben Vice President, General Counsel and Secretary
Date: March 29, 2012

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of August 2, 2005 by and among Chart Industries, Inc., certain of its stockholders, First Reserve Fund X, L.P. and CI Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-133254)).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 333-133254)).

3.2	Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K, filed with the SEC on December 19, 2008 (File No. 001-11442)).

4.1	Form of Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-133254)).

4.2
Indenture, dated August 3, 2011 by and between Chart Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2011 (File No. 001-11442)).

4.3
Supplemental Indenture, dated August 3, 2011 by and between Chart Industries, Inc, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2011(File No. 001-11442)).

4.4
Form of 2.00% Convertible Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2011 (File No. 001-11442)).

10.1
Form of Amended and Restated Management Stockholders Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-133254)).

10.2
Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.1
Form of Nonqualified Stock Option Agreement (2005 and 2006 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-133254)).*

10.2.2
Form of Restricted Stock Unit Agreement (for non-employee directors) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-133254)).*

10.2.3
Form of 2008 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11442)).*

10.2.4
Form of 2009 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.5
Form of Nonqualified Stock Option Agreement (2007 and 2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K, filed with the SEC on August 7, 2007 (File No. 001-11442)).*

10.2.6
Form of Nonqualified Stock Option Agreement (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.7
Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) (2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11442)).*

10.2.8
Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-11442)).*

10.3
Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement filed with the Securities and Exchange Commission on April 7, 2009 (File No. 001-11442)).*

10.3.1
Form of Nonqualified Stock Option Agreement (2010 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.2
Form of Restricted Stock Agreement (2010 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.3
Forms of Stock Award Agreement and Deferral Election Form (for eligible directors) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.4
Form of Nonqualified Stock Option Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.5
Form of Restricted Stock Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.6
Form of Performance Unit Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.7
Form of Leveraged Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.3.8	Form of Nonqualified Stock Option Agreement (2012 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan.* (x)

10.3.9	Form of Performance Unit Agreement (2012 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan.* (x)

10.4
Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K, filed with the SEC on June 28, 2010 (File No. 001-11442)).*

10.5	Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-133254)).*

10.5.1
Amendment No. 1 to Chart Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.6.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.6
Chart Industries, Inc. 2009 Incentive Compensation Plan (incorporated by reference to Appendix B to the Registrant's definitive proxy statement filed with the Securities and Exchange Commission on April 7, 2009 (File No. 001-11442)).*

10.7
Credit Agreement, dated May 18, 2010, among Chart Industries, Inc., Chart Industries Luxembourg S.à r.l., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, RBS Citizens, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Syndication Agents and Bank of America, N.A. as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant's amended Current Report on Form 8-K, filed with the SEC on August 20, 2010 (File No. 001-11442)).

10.8
Guarantee and Collateral Agreement, dated May 18, 2010, among Chart Industries, Inc., certain subsidiaries of Chart Industries, Inc., and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 19, 2010 (File No. 001-11442)).

10.9
Employment Agreement, dated February 26, 2008, by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.9.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.9.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.9.2
Amendment No. 2, effective January 1, 2010, to the Employment Agreement dated February 26, 2008 by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-11442)).*

10.9.3
Amendment No. 3, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.10
Employment Agreement, dated February 26, 2008, by and between Registrant and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.10.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Michael F. Biehl (incorporated by reference to Exhibit 10.10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.10.2
Amendment No. 2, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.11
Employment Agreement, dated February 26, 2008, by and between Registrant and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.11.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Matthew J. Klaben (incorporated by reference to Exhibit 10.11.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.11.2
Amendment No. 2, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.12
Transition Agreement, dated August 24, 2010, by and between Registrant and James H. Hoppel, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 27, 2010 (File No. 001-11442)).*

10.13
Employment Agreement, dated February 26, 2008, by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.13.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.13.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.13.2
Amendment No. 2, effective January 1, 2010, to the Employment Agreement dated February 26, 2008 by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-11442)).*

10.13.3
Amendment No. 3, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (File No. 333-133254)).

10.15
IAM Agreement 2010-2013, effective February 6, 2010, by and between Chart Energy & Chemicals, Inc. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-11442)).

10.16
Base Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.16.1
Base Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.16.2
Base Warrants Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on August 3, 2011 (File No. 001-11442)).

10.16.3
Base Warrants Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.16.4
Base Capped Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.16.5
Base Capped Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

21.1	List of Subsidiaries. (x)

23.1	Consent of Independent Registered Public Accounting Firm. (x)

31.1	Rule 13a-14(a) Certification of the Company's Chief Financial Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company's Chief Executive Officer. (x)

32.1	Section 1350 Certification of the Company's Chief Financial Officer. (xx)

32.2	Section 1350 Certification of the Company's Chief Executive Officer. (xx)

101**
The following financial statements from the Company's Form 10-K for the period ended December 31, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow, (iv) the Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

_______________

(x)	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.

(xx)	Previously furnished as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith.

E-4