Form 10-Q
period 2012-03-31
CHART INDUSTRIES INC
filed 2012-04-26
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-11442
_____________________________________
CHART INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)
_____________________________________

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
_____________________________________
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
At April 26, 2012, there were 29,900,660 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$242,520	$256,861
Accounts receivable, net	127,254	131,904
Inventories, net	167,855	149,822
Unbilled contract revenue	26,735	25,247
Prepaid expenses	9,199	7,088
Other current assets	32,194	26,707
Total Current Assets	605,757	597,629
Property, plant and equipment, net	141,952	137,301
Goodwill	289,436	288,770
Identifiable intangible assets, net	137,334	140,553
Other assets, net	9,908	10,222
TOTAL ASSETS	$1,184,387	$1,174,475
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$4,761	$4,758
Accounts payable	72,304	84,297
Customer advances and billings in excess of contract revenue	109,894	102,996
Accrued salaries wages, and benefits	21,284	29,108
Warranty reserve	12,197	13,181
Current portion of long-term debt	6,500	6,500
Other current liabilities	28,210	24,653
Total Current Liabilities	255,150	265,493
Long-term debt	223,837	223,224
Long-term deferred tax liability, net	45,841	43,945
Accrued pension liabilities	15,457	15,905
Other long-term liabilities	7,998	12,357
Equity
Chart Industries’ shareholders’ equity:
Common stock, par value $.01 per share – 150,000,000 shares authorized, 29,899,189 and 29,612,684 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	299	296
Additional paid-in capital	339,145	333,034
Retained earnings	288,799	274,716
Accumulated other comprehensive income	5,257	2,993
Total Chart Industries, Inc. shareholders’ equity	633,500	611,039
Noncontrolling interest	2,604	2,512
Total equity	636,104	613,551
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,184,387	$1,174,475
The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Sales	$216,106	$162,941
Cost of sales	148,549	110,455
Gross profit	67,557	52,486
Selling, general and administrative expenses	40,626	34,862
Amortization expense	3,070	3,317
	43,696	38,179
Operating income	23,861	14,307
Other expenses (income):
Interest expense, net	3,962	3,934
Financing costs amortization	321	325
Foreign currency gains	(352)	(759)
	3,931	3,500
Income before income taxes	19,930	10,807
Income tax expense	5,778	3,404
Net income	14,152	7,403
Noncontrolling interest, net of tax	69	(127)
Net income attributable to Chart Industries, Inc.	$14,083	$7,530
Net income attributable to Chart Industries, Inc. per common share – basic	$0.48	$0.26
Net income attributable to Chart Industries, Inc. per common share – diluted	$0.47	$0.25
Weighted average number of common shares outstanding – basic	29,593	28,768
Weighted average number of common shares outstanding – diluted	30,061	29,678

Comprehensive income, net of tax	$16,416	$13,468
Less: Comprehensive income attributable to noncontrolling interest, net of tax	69	(127)
Comprehensive income attributable to Chart Industries, Inc., net of tax	$16,347	$13,595

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$14,152	$7,403
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,223	6,652
Interest accretion of convertible notes discount	2,238	—
Employee stock and stock option related compensation expense	2,505	1,401
Financing costs amortization	321	325
Foreign currency gains	(352)	(759)
Other non-cash operating activities	243	(291)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	5,391	(2,648)
Inventory	(17,074)	(12,911)
Unbilled contract revenues and other current assets	(1,662)	(255)
Accounts payable and other current liabilities	(27,619)	(12,548)
Customer advances and billings in excess of contract revenue	5,462	(7,207)
Net Cash Used In Operating Activities	(9,172)	(20,838)
INVESTING ACTIVITIES
Capital expenditures	(6,345)	(4,266)
Other investing activities	—	388
Net Cash Used In Investing Activities	(6,345)	(3,878)
FINANCING ACTIVITIES
Principal payments on long-term debt	(1,625)	(1,625)
Proceeds from exercise of options	1,725	2,238
Tax benefit from exercise of stock options	6,355	2,452
Common stock repurchases	(4,473)	(1,090)
Net Cash Provided By Financing Activities	1,982	1,975
Effect of exchange rate changes on cash	(806)	4,625
Net decrease in cash and cash equivalents	(14,341)	(18,116)
Cash and cash equivalents at beginning of period	256,861	165,112
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$242,520	$146,996
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2012
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
Nature of Operations: The Company is a leading global manufacturer of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and end-use of industrial gases and hydrocarbons. The Company has domestic operations located across the United States, including the principal executive offices located in Ohio, and an international presence in Asia, Australia and Europe.
Reclassification: Certain reclassifications have been made to the 2011 condensed consolidated statement of cash flow in order to conform to the 2012 presentation.
Cost of Sales: Manufacturing expenses associated with sales are included in cost of sales. Cost of sales include all materials, direct and indirect labor, inbound freight, purchasing and receiving, inspection, internal transfers and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs, manufacturing engineering, project management and depreciation expense for assets used in the manufacturing process are included in cost of sales.
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
Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The March 31, 2012 and December 31, 2011 balances include money market investments, certificates of deposit, and commercial paper. Chart Cryogenic Distribution Equipment (Changzhou) Company, Limited, a joint venture of the Company, held $988 in restricted cash on deposit to cover guarantees.
Short-Term Investments: From time to time, the Company invests in short-term, highly liquid, variable rate instruments, which have stated maturities of greater than three months but less than six months. These short term investments are recorded at cost which approximates fair value. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, classifies investment securities as current assets. There are no short term investments at March 31, 2012 or December 31, 2011.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	March 31, 2012	December 31, 2011
Raw materials and supplies	$69,833	$64,832
Work in process	41,093	36,045
Finished goods	56,929	48,945
	$167,855	$149,822
Revenue Recognition: For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement and the selling price to the buyer is fixed or determinable. For brazed aluminum heat exchangers, cold boxes, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage of incurred costs to date compared to total estimated costs at completion after giving effect to the most current estimates. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known. Pre-contract costs relate primarily to salaries and benefits incurred to support the selling effort are expensed as incurred. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage of incurred costs to date compared to total estimated costs at completion. Certain contracts include incentive-fee arrangements. The incentive fees in such contracts can be based on a variety of factors but the most common are the achievement of target completion dates, target costs, and/or other performance criteria. Incentive fee revenue is not recognized until it is earned. Timing of amounts billed on contracts varies from contract to contract and could cause a significant variation in working capital requirements. The Company reports sales net of tax assessed by qualifying governmental authorities.
Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company calculates its warranty reserve by considering historical warranty experience and specifically identified warranty issues. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Beginning balance	$13,181	$13,372
Warranty expense	989	2,171
Warranty usage	(1,973)	(1,982)
Ending balance	$12,197	$13,561
Goodwill and Other Intangible Assets: The Company does not amortize goodwill or other indefinite-lived intangible assets, but reviews them at least annually for impairment, and on an interim basis if necessary, using a measurement date of October 1st. The Company amortizes intangible assets that have finite lives over their useful lives.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

With respect to other indefinite-lived intangible assets, the Company determines the fair value of any indefinite-lived intangible assets using an income approach, compares the fair value to its carrying amount and records an impairment loss if the carrying amount exceeds its fair value. The Company uses the relief from royalty method to develop fair value estimates for trade names and trademarks. This method focuses on the level of royalty payments that the user of an intangible asset would be willing to pay for the use of the asset if it were not owned by the user. This method has been consistently applied between years. As of October 1, 2011, the Company determined that the fair values of trademarks, trade names, and in-process research and development exceeded their carrying amounts.
The following table displays the gross carrying amount and accumulated amortization for all intangible assets:

		March 31, 2012		December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets:
Unpatented technology	9 years	$18,229	$(9,562)	$18,113	$(9,024)
Patents	10 years	8,978	(6,482)	9,080	(5,434)
Product names	14 years	5,674	(1,858)	5,638	(1,818)
Customer relations	13 years	130,614	(50,634)	130,488	(48,840)
		$163,495	$(68,536)	$163,319	$(65,116)
Indefinite-lived intangible assets:
Trademarks and trade names		$39,305		$39,280
In-process research and development		3,070		3,070
		$42,375		$42,350
The following table represents the changes in goodwill:

Balance as of January 1, 2012	$288,770
Foreign currency adjustments	666
Balance as of March 31, 2012	$289,436
Amortization expense for intangible assets subject to amortization was $3,070 and $3,317 for the three months ended March 31, 2012 and 2011, respectively, and is estimated to be approximately $13,300 for 2012 and an average of $10,800 for years 2013 through 2017.
Stock-based Compensation: The Company records stock-based compensation according to current accounting guidance which requires all share-based payments to employees and directors, including grants of employee stock options, to be measured at fair value on the date of grant.
During the three months ended March 31, 2012, the Company granted 104 stock options, 31 shares of restricted stock and stock unit awards and 34 performance stock units and leveraged restricted stock units. The stock options vest over a four year period. Restricted stock and stock unit awards vest over a three year period and performance stock units and leveraged restricted stock units vest at the end of three years based on the achievement of certain performance and market conditions.
During the three months ended March 31, 2012, participants in the Company's stock option plans exercised options to purchase 184 shares of the Company's common stock.
Stock-based compensation expense was $2,505 and $1,401 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the total stock-based compensation expected to be recognized over the weighted average period of approximately 2.1 years is $9,077.

Convertible Debt: The Company determines if the embedded conversion feature within the Convertible Senior Subordinated Notes (the “Convertible Notes”) is clearly and closely related to the Company’s common stock and therefore exempt from separate accounting treatment under ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” Convertible Notes exempt from derivative accounting are recognized according to ASC 470-20, “Debt with Conversion and

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

Other Options” by bifurcating the principal balance into a liability component and an equity component where the fair value of the liability component is estimated by calculating the present value of its cash flows discounted at an interest rate that the Company would have received for similar debt instruments that have no conversion rights (the “straight-debt rate”), and the equity component is the residual amount, net of tax, which creates a discount on the Convertible Notes. The Company subsequently recognizes non-cash interest expense as the carrying value of the Convertible Notes is accreted back to its principal amount.
Recently Issued Accounting Pronouncements: In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (Topic 220).” The amendments were made to allow the FASB time to consider whether there should be additional presentation and disclosure requirements for reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. This ASU is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the financial statements of the Company.
In September 2011, the FASB issued ASU 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80).” The Company has historically participated in the multiemployer plan for union employees at the Company's La Crosse, Wisconsin facility. The amendments in the ASU require the Company to provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amendments are effective for fiscal years ending after December 15, 2011 and are applied retrospectively for all prior periods presented. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.
In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350).” The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the first and second steps of the goodwill impairment test are not necessary. Otherwise, the entity would perform the first step of the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company early adopted the new guidance and its adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220).” The amendments in the ASU revise the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Topic 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income. This ASU is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the financial statements of the Company since the amendments affect financial statement presentation only.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE B — Fair Value Measurements
The Company measures assets and liabilities at fair value on a recurring basis in three levels of input. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:
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
The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, British pound, and Czech koruna. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Changes in their fair value are recorded in the consolidated statement of income and comprehensive income as foreign currency gains or losses. The changes in fair value generated a net loss and net gain of $384 and $668 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the Company held forward currency contracts to sell (i) 13,700 euros against the U.S. dollar, (ii) 3,370 euros against the Czech koruna, (iii) 1,300 Polish złoty against the euro, (iv) 60,000 Japanese yen against the U.S. dollar, (v) 325 Australian dollars against the U.S. dollar, (vi) 925 British pounds against the U.S. dollar, (vii) 2,250 Norwegian kroner against the euro, and (viii) 4,700 Czech koruna against the U.S. dollar. As of March 31, 2012, the fair value of the Company’s derivative assets and liabilities representing foreign currency forward contracts was $44 and $282, respectively. These amounts were recorded in the unaudited condensed consolidated balance sheet as other current assets and liabilities. As of December 31, 2011, the Company held forward currency contracts to buy 17,500 Czech koruna against the euro and to sell (i) 11,500 euros against the U.S. dollar, (ii) 4,700 Czech koruna against the U.S. Dollar, (iii) 130,000 Japanese yen against the U.S. dollar, (iv) 3,340 euros against the Czech koruna, (v) 3,000 Norwegian kroner against the euro, and (vi) 250 British pounds against the U.S. dollar. As of December 31, 2011, the fair value of the Company’s derivative assets and liabilities representing foreign currency forward contracts was $489 and $191, respectively. These were recorded in the condensed consolidated balance sheet as other current assets and liabilities. The Company’s foreign currency forward contracts are not exchange traded instruments and, accordingly, are classified as being valued using Level 2 inputs which are based on observable inputs such as quoted prices for similar assets and liabilities in active markets.
The Company does not enter into derivative instruments for trading or speculative purposes.
The fair value of the Company’s term loan as described in Note C below is estimated based on the present value of the underlying cash flows discounted using market interest rates. Under this method, the fair value of the Company’s term loan was $44,659 and $45,426 as of March 31, 2012 and December 31, 2011, respectively. The Company’s term loan uses other inputs that are observable and, accordingly, are classified as being valued using Level 2 inputs.
The the fair value of the Convertible Notes exceeded its carrying amount by approximately 128% to 129% as of March 31, 2012 and approximately 107% to 108% as of December 31, 2011. The Convertible Notes are actively quoted instruments and, accordingly, are classified as being valued using Level 1 inputs. The fair value of the liability component of the Convertible Notes is based on the present value of its associated cash flows using a market interest rate for similar debt instruments without a conversion feature. The liability component of the Convertible Notes use quoted prices for similar liabilities in active markets and, accordingly, are classified as being valued using Level 2 inputs.
The estimated fair value of the contingent consideration relating to the acquisitions of Clever Fellows Innovation Consortium, Inc., SeQual Technologies, Inc., and Cryotech International, Inc. as of March 31, 2012 and December 31, 2011 was $7,584 and $7,067, respectively, valued according to a discounted cash flow approach, which includes assumptions for the probabilities of achieving the gross sales targets and the discount rate applied to the projected payments. The increase in fair value of the contingent consideration for the three months ended March 31, 2012 of $517 was recorded as selling, general and administrative expenses in the condensed consolidated statement of income and comprehensive income. The valuation of contingent consideration is classified as utilizing Level 3 inputs consistent with reasonably available assumptions which would be made by other market participants.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE C — Debt and Credit Arrangements
In August 2011, the Company issued 2.00% Convertible Notes due 2018 in the aggregate principal amount of $250,000 in an offering registered under the Securities Act of 1933, as amended. The net proceeds from the offering were approximately $242,700 after deducting the underwriters’ discount and offering expenses. The Convertible Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on February 1 and August 1 of each year which began on February 1, 2012. The Convertible Notes will mature on August 1, 2018.
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
As of March 31, 2012, the Convertible Notes were not convertible.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

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
At the issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885 which was recorded as long-term debt and an equity component of $79,115 which was recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represents the Company’s interest rate for similar debt instruments without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. For purposes of fair value measurement, the Company determined that valuation of the Convertible Notes falls under Level 2 of the fair value hierarchy. For the three months ended March 31, 2012, interest expense for the Convertible Notes was $3,488 which included $1,250 of contractual 2.00% coupon interest and $2,238 of non-cash interest accretion expense related to the carrying value of the Convertible Notes.
In accordance with ASC 470-20 which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277 with $2,303 recorded as a reduction in additional paid-in-capital. The balance of $4,974 is being amortized over the term of the Convertible Notes. For the three months ended March 31, 2012, total expense associated with the amortization of debt issuance costs was $178.
The following table represents the principal balance, the unamortized discount and the net carrying amount of the liability component and the carrying amount of the equity component of the Convertible Notes:

	March 31, 2012	December 31, 2011
Principal balance of liability component	$250,000	$250,000
Unamortized discount	(73,288)	(75,526)
Carrying value of liability component	$176,712	$174,474
Equity Component	$79,115	$79,115

As of March 31, 2012, the Company had a five-year $200,000 senior credit facility (the “Senior Credit Facility”) consisting of a $65,000 term loan (the “Term Loan”), of which $53,625 remained outstanding as of such date and a $135,000 revolving credit facility (the “Revolver”) with a scheduled maturity date of May 18, 2015 (the “Maturity Date”). The Revolver included a $25,000 sub-limit for the issuance of swingline loans and a $50,000 sub-limit to be used for letters of credit. There was a foreign currency limit of $40,000 under the Revolver which could be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permitted borrowings up to $40,000 under the Revolver made by the Company’s wholly-owned subsidiary, Chart Industries Luxembourg S.à r.l.
Subsequent to the end of the first quarter, on April 25, 2012, the Company amended and restated its five-year $200,000 Senior Credit Facility with a five-year $375,000 senior credit facility (the "Restated Credit Facility") which consists of a $75,000 term loan (the "Term Loan") and a $300,000 revolving credit facility (the "Revolving Credit Facility") and extended it two years with a scheduled maturity date of April 25, 2017. The Restated Credit Facility also includes an expansion option permitting the Company to add up to an aggregate of $150,000 in term loans or revolving credit commitments from its existing

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

and potential new lenders. Loans under the Restated Credit Facility bear interest at LIBOR or Prime, plus a margin that varies with the Company's net debt to EBITDA ratio. Under the terms of the Restated Credit Facility, 5% of the $75,000 Term Loan is payable annually in quarterly installments over the first three years, 10% is payable annually in quarterly installments over the final two years, and the remaining balance is due on April 25, 2017. Significant financial covenants for the Restated Credit Facility include a maximum net debt to EBITDA ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0, which are the same that applied under the prior Senior Credit Facility.
The Senior Credit Facility agreement, including the amended facility, contains a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Senior Credit Facility includes financial covenants relating to net leverage and interest coverage ratios. The Company is in compliance with all covenants. As of March 31, 2012, there was $53,625 outstanding under the Term Loan, $32,879 in letters of credit issued, and no borrowings outstanding under the Revolver. The obligations under the Senior Credit Facility are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company’s U.S. subsidiaries and 65% of the capital stock of the Company’s Material non-U.S. subsidiaries (as defined by the Senior Credit Facility) that are owned by U.S. subsidiaries.
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
In October 2011, Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd., a wholly-owned subsidiary of the Company, entered into three separate banking facilities (the "Foreign Facilities") which include a bonding/guarantee facility, a revolving line of credit, and an overdraft facility with 30,000, 60,000, and 10,000 Chinese yuan in borrowing capacity, respectively. The Foreign Facilities are guaranteed by the Company. The revolving line of credit has a time to maturity of up to twelve months and was recorded as short-term debt at the date of issuance. As of March 31, 2012, the Company had $4,761 of borrowings outstanding under the revolving line of credit. As of March 31, 2012, there were no amounts outstanding under the overdraft facility or the bonding/guarantee facility.
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured credit facilities with capacity of up to 175,000 Czech koruna. Ferox maintains two separate facilities. Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. None of the facilities allow revolving credit borrowings, including overdraft protection. Ferox is required to pay a commitment fee to the lender under its first facility in respect to the unutilized commitments thereunder. Under this first facility Ferox must pay letter of credit and guarantee fees equal to: (i) 0.70% p.a. on the face amount of each guarantee or letter of credit for maturities of up to 1 year, (ii) 0.80% p.a. for maturities between 1 and 3 years, and (iii) 1.20% p.a. for maturities between 3 and 5 years. Under the second facility Ferox must pay letter of credit and guarantee fees equal to 0.70% p.a. on the face amount of each guarantee or letter of credit. Ferox is not required to pay a commitment fee to the lender under the second facility. Ferox’s land, buildings and accounts receivable secure the credit facilities. As of March 31, 2012, there were bank guarantees of $2,600 supported by the Ferox credit facilities.
Flow Instruments & Engineering GmbH (“Flow”), a wholly-owned subsidiary of Ferox, maintains two revolving lines of credit with 320 euros in borrowing capacity. During the first quarter of 2012, a line of credit with 170 euros in borrowing capacity was canceled. As of March 31, 2012, there were no borrowings outstanding under the remaining line of credit of 150 euros.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

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
The Company recorded $26 for the three months ended March 31, 2012 in restructuring costs for employee separation benefits related to the integration of SeQual Technologies Inc., which was acquired on December 28, 2010. These charges were recorded in selling, general and administrative expenses for the three months ended March 31, 2012. The Company recorded $199 for the three months ended March 31, 2011 related to the closure of the Plainfield, Indiana BioMedical facility. The Company also recorded $902 for the three months ended March 31, 2011 in restructuring costs for employee separation benefits related to the integration of SeQual Technologies Inc. These charges were recorded in cost of sales ($11 for the three months ended March 31, 2011) and selling, general and administrative expenses ($1,090 for the three months ended March 31, 2011).
The following tables summarize the Company’s restructuring activities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of January 1, 2012	$—	$115	$998	$—	$1,113
Restructuring charges	—	—	26	—	26
Cash payments and other	—	(73)	(517)	—	(590)
Balance as of March 31, 2012	$—	$42	$507	$—	$549

	Three Months Ended March 31, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of January 1, 2011	$103	$387	$2,088	$—	$2,578
Restructuring charges	—	(1)	1,102	—	1,101
Cash payments and other	(39)	(128)	(790)	—	(957)
Balance as of March 31, 2011	$64	$258	$2,400	$—	$2,722

NOTE E — Earnings Per Share
The following table presents calculations of net income per share of common stock for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net income attributable to Chart Industries, Inc.	$14,083	$7,530
Net income attributable to Chart Industries, Inc. per common share – basic	$0.48	$0.26
Net income attributable to Chart Industries, Inc. per common share – diluted	$0.47	$0.25
Weighted average number of common shares outstanding – basic	29,593	28,768
Incremental shares issuable upon assumed conversion and exercise of stock options	468	910
Total shares – diluted	30,061	29,678
Shares issuable under the Convertible Notes were excluded from diluted earnings per share since the average market price of the Company’s common stock during the period was less than the conversion price. Certain common shares that may

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

be issuable upon the vesting of share-based awards were not included in net income attributable to Chart Industries, Inc. per common share – diluted as they were anti-dilutive and consisted of 105 shares for the three months ended March 31, 2012. There were no anti-dilutive share-based awards for the three months ended March 31, 2011.
NOTE F — Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component are as follows:

	Three Months Ended March 31, 2012
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance as of January 1, 2012	$12,635	$(9,642)	$2,993
Other comprehensive income, net of tax	2,021	243	2,264
Balance as of March 31, 2012	$14,656	$(9,399)	$5,257

	Three Months Ended March 31, 2011
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance as of January 1, 2011	$14,938	$(5,127)	$9,811
Other comprehensive income, net of tax	6,035	30	6,065
Balance as of March 31, 2011	$20,973	$(5,097)	$15,876

NOTE G — Acquisitions
On August 1, 2011, Chart Germany GmbH, a wholly-owned subsidiary of the Company, completed the acquisition of 100% of the equity interests of GOFA Gocher Fahrzeugbau GmbH and related companies (“GOFA”) for a total purchase price of €26,261 net of cash acquired, including a final working capital adjustment of €947. The fair value of the net assets acquired and goodwill at the date of acquisition were $28,372 and $11,438, respectively. The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed, and the related income tax impact of the acquisition adjustments. Goodwill was established due to the benefits that will be derived from the expansion of the Company's LNG distribution product offering in Europe. GOFA, located in Goch, Germany, designs, manufactures, sells and services cryogenic and noncryogenic mobile equipment. GOFA results are included in the Company’s Distribution & Storage segment and added $1,637 in net income during the three months ended March 31, 2012.
The purchase price allocation related to the GOFA acquisition is presented below:

Net assets acquired:
Cash	$1,974
Accounts receivable	4,645
Inventory	8,382
Property and equipment	15,555
Other assets	118
Intangible assets	7,258
Goodwill	11,438
Liabilities assumed	(9,560)
Total purchase price	$39,810
On April 1, 2011, Chart Inc. completed the acquisition of 100% of the equity of Clever Fellows Innovation Consortium, Inc. (“CFIC”) for a total potential purchase price of $5,000 in cash, of which $2,000 has been paid. The remaining portion of the potential total purchase price represents contingent consideration to be paid over three years based on the attainment of certain revenue targets. The fair value of the net assets acquired and goodwill at the date of acquisition were $732 and $2,938, respectively. The goodwill was established due to the synergistic opportunities to enhance technology for cryogenic applications and grow sales in new product lines. CFIC is located in Troy, New York and develops and manufactures

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

thermoacoustic technology products for cryogenic, heat transfer and related applications. CFIC's results are included in the Company’s BioMedical segment and added $308 in sales during the three months ended March 31, 2012.
Pro-forma information related to these acquisitions has not been presented because the impact on the Company’s consolidated results of operations is not material.
NOTE H — Income Taxes
At March 31, 2012, the Company has recorded a $1,535 liability, in accordance with ASC 740-10-25 “Income Taxes,” for gross unrecognized tax benefits. This amount, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2012, the Company had accrued approximately $77 for the payment of interest and penalties. During the first quarter of 2012 the Internal Revenue Service (“IRS”) completed an examination of the Company's amended U.S. income tax returns for 2005 and 2006. As a result of the completion of the examination, the Company's gross unrecognized tax benefits decreased by $905.
The effective tax rate for the three months ended March 31, 2012 of 29.0% differs from the U.S. federal statutory rate of 35% primarily due to the decrease of gross unrecognized tax benefits and the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the federal statutory rate. The effective tax rate for the three months ended March 31, 2011 of 31.5% differs from the federal statutory rate primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at lower rates than the federal statutory rate.
NOTE I — Employee Benefit Plans
The Company has one defined benefit pension plan which is frozen that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
The following table sets forth the components of net periodic pension expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Interest cost	$552	$603
Expected return on plan assets	(662)	(644)
Amortization of net loss	243	91
Total pension expense	$133	$50
NOTE J — Reportable Segments
The structure of the Company’s internal organization is divided into the following three reportable segments, which are also the Company's operating segments: Energy and Chemicals (“E&C”), Distribution and Storage (“D&S”) and BioMedical. The Company’s reportable segments are business units that are each managed separately because they manufacture, offer and distribute distinct products with different production processes and sales and marketing approaches. The E&C segment sells brazed aluminum and air-cooled heat exchangers, cold boxes and liquefied natural gas vacuum-insulated pipe to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of industrial and natural gases. The D&S segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems, cryogenic flow meter systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The BioMedical segment sells medical respiratory products, biological storage systems and other oxygen products. Due to the nature of the products that each segment sells, there are no intersegment sales. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and stock-based compensation expenses that are not allocated to the reporting segments.
The Company evaluates performance and allocates resources based on operating income or loss from continuing operations before net interest expense, financing costs amortization expense, foreign currency gain or loss, income taxes and noncontrolling interest. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Three Months Ended March 31, 2012
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$68,824	$105,092	$42,190	$—	$216,106
Operating income (loss)	13,192	18,732	4,592	(12,655)	23,861

	Three Months Ended March 31, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$42,516	$73,373	$47,052	$—	$162,941
Operating income (loss)	3,753	11,521	8,447	(9,414)	14,307

NOTE K — Subsequent Event
As described in Note C above, on April 25, 2012, the Company amended and restated its five-year $200,000 Senior Credit Facility with a five-year $375,000 senior credit facility (the "Restated Credit Facility") which consists of a $75,000 term loan (the "Term Loan") and a $300,000 revolving credit facility (the "Revolving Credit Facility") and extended it two years with a scheduled maturity date of April 25, 2017. The Restated Credit Facility also includes an expansion option permitting the Company to add up to an aggregate of $150,000 in term loans or revolving credit commitments from its existing and potential new lenders. Loans under the Restated Credit Facility bear interest at LIBOR or Prime, plus a margin that varies with the Company's net debt to EBITDA ratio. Under the terms of the Restated Credit Facility, 5% of the $75,000 Term Loan is payable annually in quarterly installments over the first three years, 10% is payable annually in quarterly installments over the final two years, and the remaining balance is due on April 25, 2017. Significant financial covenants for the Restated Credit Facility include a maximum net debt to EBITDA ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0, which are the same that applied under the prior Senior Credit Facility.

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
Growing energy demand and increased use of natural gas drove record orders for the first quarter of 2012. Orders for the three months ended March 31, 2012 were $385.1 million. This record order intake was led by LNG related orders in our E&C segment driven by large scale LNG project work and LNG storage and transportation related orders in our D&S segment. Backlog as of March 31, 2012 was a record $659.3 million as compared to $489.1 million as of December 31, 2011, representing an increase of $170.2 million, or 34.8%. Backlog increased in the E&C and D&S business segments as a result of order growth largely driven by the demand for LNG equipment. Sales for the three months ended March 31, 2012 were $216.1 million compared to sales of $162.9 million for the three months ended March 31, 2011, reflecting an increase of $53.2 million, or 32.6%. Higher volume mainly as a result of the demand for energy equipment drove sales growth. Sales also benefited from recent acquisitions. Gross profit for the three months ended March 31, 2012 was $67.6 million, or 31.3% of sales, as compared to $52.5 million, or 32.2% of sales, for the three months ended March 31, 2011. Product mix and costs associated with several facility expansion projects and additional resources to support growth caused the slight margin decline. Operating income for the three months ended March 31, 2012 was $23.9 million compared to $14.3 million for the three months ended March 31, 2011.

Results of Operations for the Three Months Ended March 31, 2012 and 2011
The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our operating segments for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Sales
Energy & Chemicals	$68,824	$42,516
Distribution & Storage	105,092	73,373
BioMedical	42,190	47,052
Total	$216,106	$162,941
Gross Profit
Energy & Chemicals	$21,689	$11,801
Distribution & Storage	29,448	21,735
BioMedical	16,420	18,950
Total	$67,557	$52,486
Gross Profit Margin
Energy & Chemicals	31.5%	27.8%
Distribution & Storage	28.0%	29.6%
BioMedical	38.9%	40.3%
Total	31.3%	32.2%
Operating Income (Loss)
Energy & Chemicals	$13,192	$3,753
Distribution & Storage	18,732	11,521
BioMedical	4,592	8,447
Corporate	(12,655)	(9,414)
Total	$23,861	$14,307
Sales
Sales for the three months ended March 31, 2012 were $216.1 million compared to $162.9 million for the three months ended March 31, 2011, reflecting an increase of $53.2 million, or 32.6%. The primary drivers of the increase in sales were improved volume and the recently completed acquisitions. E&C segment sales were $68.8 million for the three months ended March 31, 2012, compared with sales of $42.5 million for the three months ended March 31, 2011, which was an increase of $26.3 million or 61.9%. This increase in E&C sales for the three months ended March 31, 2012 was primarily due to improved volume in all product lines, particularly LNG and natural gas related opportunities. D&S segment sales increased $31.7 million, or 43.2%, to $105.1 million for the three months ended March 31, 2012, from $73.4 million for the three months ended March 31, 2011. The increase in sales was largely due to improved volume across all product lines, particularly LNG applications, mobile equipment, and bulk storage tanks. Sales for bulk storage systems and package gas systems increased $20.7 million and $11.0 million, respectively. In addition, GOFA, which was acquired in August 2011, contributed $5.3 million during the quarter, which is included in the bulk storage sales increase noted above. BioMedical segment sales for the three months ended March 31, 2012 were $42.2 million compared to $47.0 million for the same period in 2011, which reflected a decrease of $4.8 million, or 10.3%. This decrease is largely due to timing of large orders and overall weakness in the European market, as well as continued phase-in of Medicare competitive bidding in the U.S. impacting respiratory products.
Gross Profit and Margin
Gross profit for the three months ended March 31, 2012 was $67.6 million, or 31.3% of sales, versus $52.5 million, or 32.2% of sales, for the three months ended March 31, 2011 and reflected an increase of $15.1 million. E&C segment gross profit increased $9.9 million and its margin increased 3.7 percentage points primarily due to successful execution and completion of certain projects, including income recognition of project reserves in the quarter which positively impacted margins by about 3.5%, and also increased volume due to the ramp up of production on several large systems projects. Gross profit for the D&S segment increased $7.7 million due to higher volume and capacity utilization. Margin declined 1.6 percentage points due to unfavorable product mix. BioMedical gross profit decreased $2.5 million as margin decreased 1.4 percentage points for the three months ended March 31, 2012 as compared to the same period in 2011. The decrease in gross profit is primarily due to lower volume and unfavorable product mix with weaker product sales in Europe.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses for the three months ended March 31, 2012 were $40.6 million, or 18.8% of sales, compared to $34.9 million, or 21.4% of sales, for the three months ended March 31, 2011. SG&A expenses for the E&C segment were $7.7 million for the three months ended March 31, 2012 compared to $7.1 million for the three months ended March 31, 2011, an increase of $0.6 million. The increase was primarily attributable to higher employee-related costs and fees for professional services to support growth. D&S segment SG&A expenses for the three months ended March 31, 2012 were $11.5 million compared to $9.0 million for the three months ended March 31, 2011, an increase of $2.5 million. This increase was primarily attributable to the acquisition of GOFA in August 2011, increased employee-related costs, and higher marketing and sales commission expense due to increased sales volume. SG&A expenses for the BioMedical segment were $8.8 million for the three months ended March 31, 2012 and $9.4 million for the three months ended March 31, 2011. The decrease of $0.6 million was primarily attributable to restructuring costs that occurred in the first quarter of 2011 partially offset by higher employee-related costs and professional services during the first quarter of 2012. Corporate SG&A expenses for the three months ended March 31, 2012 were $12.7 million, compared to $9.4 million for the three months ended March 31, 2011. This increase of $3.3 million was attributable to higher employee-related costs, stock-based compensation expense, fees for professional services to support growth, and an increase in acquisition-related contingent consideration fair value adjustments.
Amortization Expense
Amortization expense for the three months ended March 31, 2012 was $3.1 million, or 1.4% of sales, compared to $3.3 million, or 2.0% of sales for the three months ended March 31, 2011. The decrease of $0.2 million resulted primarily from intangible assets becoming fully amortized offset by the acquisition of GOFA in 2011.
Operating Income
As a result of the foregoing, operating income for the three months ended March 31, 2012 was $23.9 million, or 11.0% of sales, an increase of $9.6 million compared to operating income of $14.3 million, or 8.8% of sales, for the same period in 2011.
Net Interest Expense and Amortization of Deferred Financing Costs
Net interest expense for the three months ended March 31, 2012 and 2011 was $4.0 million and $3.9 million, respectively. Interest expense for the three months ended March 31, 2012 included $1.3 million of contractual 2.00% coupon interest and $2.2 million of non-cash interest accretion expense related to the carrying value of the Convertible Senior Subordinated Notes (the “Convertible Notes”). Amortization of deferred financing costs was $0.3 million for the three months ended March 31, 2012 and 2011.
Other Expense and Income
For the three months ended March 31, 2012 and 2011, foreign currency gains were $0.4 million and $0.8 million, respectively. The decrease in gains of $0.4 million is primarily attributable to increased volatility in foreign exchange rates impacting transactions denominated in foreign currencies and marked to market losses on the Company's foreign currency forward contracts for the three months ended March 31, 2012.
Income Tax Expense
Income tax expense of $5.8 million and $3.4 million for the three months ended March 31, 2012 and 2011, respectively, represents taxes on both U.S. and foreign earnings at an effective income tax rate of 29.0% and 31.5%, respectively. The decrease in the effective tax rate, for the three months ended March 31, 2012 compared to the prior year period is primarily due to the decrease of gross unrecognized tax benefits and the effect of income earned by certain of the Company's foreign entities being taxes at lower rates than the federal statutory rate.
Net Income
As a result of the foregoing, reported net income for the three months ended March 31, 2012 and 2011 was $14.1 million and $7.5 million, respectively.

Liquidity and Capital Resources
Debt Instruments and Related Covenants
On August 3, 2011, the Company closed on its offering of $250.0 million aggregate principal amount of 2.00% Convertible Notes (the "Convertible Notes"). Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is Chart’s intention to settle any excess conversion value in shares of Chart’s common stock. However, Chart may elect to settle, at its discretion, any such excess value in cash, shares of Chart’s common stock or a combination of cash and shares. The initial conversion price of approximately $69.03 per share represents a conversion premium of 30% over the last reported sale price of Chart’s common stock on July 28, 2011, which was $53.10 per share. The net proceeds from the offering were approximately $242.7 million after deducting the underwriters’ discount and offering expenses. Approximately $17.6 million of the net proceeds from the Convertible Notes were used to pay the cost of the convertible note hedge and capped call transactions described in Note C of the unaudited condensed consolidated financial statements included in this report, taking into account the proceeds to the Company from the sale of related warrant transactions.
As of March 31, 2012, the Company had a $200.0 million senior credit facility (the “Senior Credit Facility”) consisting of a $65.0 million term loan and a $135.0 million revolving credit facility with a scheduled maturity date of May 18, 2015. Under the terms of the facility, 10% of the $65.0 million term loan was payable in quarterly installments of $1.6 million with the balance due in 2015. The balance due on the term loan was $53.6 million at March 31, 2012. As of March 31, 2012, the Company had $32.9 million of letters of credit and bank guarantees supported by the revolving portion of the Senior Credit Facility and availability was $102.1 million. The Company was in compliance with all covenants, including its financial covenants, as of March 31, 2012.
Subsequent to the end of the first quarter, on April 25, 2012, the Company amended and restated its five-year $200.0 million Senior Credit Facility with a five-year $375.0 million senior credit facility (the "Restated Credit Facility") which consists of a $75.0 million term loan (the "Term Loan") and a $300.0 million revolving credit facility (the "Revolving Credit Facility") and extended it two years with a scheduled maturity date of April 25, 2017. The Restated Credit Facility also includes an expansion option permitting the Company to add up to an aggregate $150.0 million in term loans or revolving credit commitments from its existing and potential new lenders. Loans under the Restated Credit Facility bear interest at LIBOR or Prime, plus a margin that varies with the Company's net debt to EBITDA ratio. Under the terms of the Restated Credit Facility, 5% of the $75.0 million Term Loan is payable annually in quarterly installments over the first three years, 10% is payable annually in quarterly installments over the final two years, and the remaining balance is due on April 25, 2017. Significant financial covenants for the Restated Credit Facility include a maximum net debt to EBITDA ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0, which are the same that applied under the prior Senior Credit Facility.
On October 17, 2011, the Company redeemed the entire outstanding principal amount of its $163.2 million Subordinated Notes at a redemption price of 103.042% of the principal plus accrued and unpaid interest. During the fourth quarter of 2011, the Company wrote off the carrying value of deferred financing fees related to the Subordinated Notes, which totaled approximately $3.0 million.
In October 2011, Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd., a wholly-owned subsidiary of the Company, entered into three separate banking facilities (the "Foreign Facilities") which include a bonding/guarantee facility, a revolving line of credit, and an overdraft facility with 30.0 million, 60.0 million, and 10.0 million Chinese yuan in borrowing capacity, respectively. The Foreign Facilities are guaranteed by the Company. The revolving line of credit has a time to maturity of up to twelve months and was recorded as short-term debt at the date of issuance. As of March 31, 2012, the Company had $4.8 million of borrowings outstanding under the revolving line of credit. As of March 31, 2012, there were no amounts outstanding under the overdraft facility or the bonding/guarantee facility.
Chart Ferox, a.s., or Ferox, our wholly-owned subsidiary that operates in the Czech Republic, maintains secured revolving credit facilities with capacity of up to 175.0 million Czech korunas. Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. As of March 31, 2012, there were $2.6 million of bank guarantees supported by such facilities.
Flow Instruments & Engineering GmbH (“Flow”), a wholly-owned subsidiary of Ferox, maintains two revolving lines of credit with 0.3 million euros in borrowing capacity. During the first quarter of 2012, a line of credit with 0.2 million euros in borrowing capacity was canceled. As of March 31, 2012, there were no borrowings outstanding under the remaining line of credit.

Sources and Use of Cash
Our cash and cash equivalents totaled $242.5 million as of March 31, 2012, a decrease of $14.4 million from the balance at December 31, 2011. As of March 31, 2012, cash of approximately $114.2 million was maintained in accounts in various foreign subsidiaries and is used to meet the liquidity needs of our foreign subsidiaries. No material restrictions exist in accessing cash held by our foreign subsidiaries and we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring the resulting incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. Based on the foregoing, we believe that there is low risk that our cash and cash equivalents will not be a source of liquidity for us.
Cash used in operating activities for the three months ended March 31, 2012 was $9.2 million compared with cash used in operating activities of $20.8 million for the three months ended March 31, 2011. The decrease of $11.7 million in cash used in operations was the result of an increase in net income, accounts receivable and customer advances offset by an increase in funds used for inventory purchases as LNG related business opportunities improved.
Cash used in investing activities for the three months ended March 31, 2012 was $6.3 million compared to cash used in investing activities of $3.9 million for the three months ended March 31, 2011. Capital expenditures for the three months ended March 31, 2012 were $6.3 million compared with $4.3 million for the three months ended March 31, 2011. Major capital expenditures for the three months ended March 31, 2012 included capacity expansion projects in D&S and E&C in response to strong order intake and expected future growth.
Cash provided by financing activities for the three months ended March 31, 2012 and 2011 was $2.0 million. During the first quarter of 2012, the Company received $1.7 million in proceeds for stock option exercises offset by a $1.6 million scheduled quarterly principal payment on the term loan portion of the Senior Credit Facility. The Company also had a $6.4 million tax benefit from the exercise of stock options offset by $4.5 million for common stock repurchases during the first quarter of 2012.
Cash Requirements
The Company does not anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2012. Management anticipates the Company will be able to satisfy cash requirements for its ongoing business for the foreseeable future with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facilities. We expect capital expenditures for the remaining nine months of 2012 to be in the range of $35.0 to $50.0 million primarily for continued automation, process improvements and/or expansions at existing manufacturing facilities, support of anticipated business growth in specific product lines and acquisition integration.
For the remainder of 2012, the Company is forecasting to use approximately $3.7 million for scheduled interest payments under the Senior Credit Facility and Convertible Notes. We were also required to make quarterly principal payments of $1.6 million under the term loan portion of our prior Senior Credit Facility. Under the Restated Credit facility, the quarterly principal payments have been reduced to $0.9 for the remainder of the 2012. In addition, we are forecasting to use approximately $30.0 to $32.0 million of cash to pay U.S. and foreign income taxes and approximately $1.8 million of cash to fund our defined benefit pension plans under ERISA funding requirements.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or penalties. Our backlog as of March 31, 2012 was $659.3 million compared to $489.1 million as of December 31, 2011.

The following table sets forth orders and backlog by segment for the periods indicated:

	Three Months Ended
	March 31, 2012	December 31, 2011
Orders
Energy & Chemicals	$208,108	$65,181
Distribution & Storage	138,589	111,436
BioMedical	38,431	50,756
Total	$385,128	$227,373
Backlog
Energy & Chemicals	$442,810	$303,490
Distribution & Storage	203,606	169,246
BioMedical	12,844	16,332
Total	$659,260	$489,068
E&C orders for the three months ended March 31, 2012 were $208.1 million compared to $65.2 million for the three months ended December 31, 2011. E&C backlog totaled $442.8 million at March 31, 2012, compared to $303.5 million at December 31, 2011. The order increase was driven by LNG orders including orders in excess of $150 million for LNG baseload projects in Australia.
D&S orders for the three months ended March 31, 2012 were $138.6 million compared to $111.4 million for the three months ended December 31, 2011. D&S order trends, particularly LNG storage and transportation equipment, remain strong. D&S backlog totaled $203.6 million at March 31, 2012 compared to $169.2 million at December 31, 2011.
BioMedical orders for the three months ended March 31, 2012 were $38.4 million compared to $50.8 million for the three months ended December 31, 2011 due to increased competition in the U.S. and weakness in Europe. BioMedical backlog at March 31, 2012 totaled $12.8 million compared to $16.3 million at December 31, 2011.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Application of Critical Accounting Policies
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts, inventory valuation reserves, goodwill, indefinite lived intangibles, contingent liabilities, environmental remediation obligations, product warranty costs, debt covenants, pensions and deferred tax assets. There have been no significant changes in accounting policies since December 31, 2011.
Forward-Looking Statements
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements”. These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A— “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2011), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

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

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	fluctuations in foreign currency exchange rates and interest rates;

•	financial distress of third parties;

•	the loss of key employees;

•	the pricing and availability of raw materials;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	litigation and disputes involving us, including the extent of product liability, warranty, contract, employment and environmental claims asserted against us;

•	United States Food and Drug Administration and comparable foreign regulation of our products;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	additional liabilities related to taxes;

•	the underfunded status of our pension plan;

•	our ability to continue our technical innovation in our product lines;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	disruptions in our operations due to severe weather;

•	potential violations of the Foreign Corrupt Practices Act;

•	increased government regulation;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	technological security threats;

•	risks associated with our indebtedness, leverage, debt service and liquidity;

•	potential dilution to existing holders of our common stock as a result of the conversion of our convertible debt;

•	fluctuations in the price of our stock; and

•	other factors described in herein.
There may be other factors that may cause our actual results to differ materially from the forward-looking statements.
All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, the Company’s operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.
Interest Rate Risk: The Company’s primary interest rate risk exposure results from the Senior Credit Facility's various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from March 31, 2012 rates, and assuming no changes in debt from the March 31, 2012 levels, the additional annual expense would be approximately $1.1 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the euro, the British pound, the Czech koruna, the Japanese yen and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At March 31, 2012, the Company had foreign exchange contracts with notional amounts of (i) 13,700,000 euros to sell against the U.S. dollar, (ii) 3,370,000 euros to sell against the Czech koruna, (iii) 1,300,000 Polish złoty to sell against the euro, (iv) 60,000,000 Japanese yen to sell against the U.S. dollar, (v) 325,000 Australian dollars to sell against the U.S. dollar, (vi) 925,000 British pounds to sell against the U.S. dollar, (vii) 2,250,000 Norwegian kroner to sell against the euro, and (viii) 4,700,000 Czech koruna to sell against the U.S. dollar. At March 31, 2012, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.
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
The Company also entered into separate warrant transactions with the Option Counterparties initially relating to the number of shares of the Company’s common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the price per share of the Company common stock exceeds the strike price of the warrants unless the Company elects, subject to certain conditions, to settle the warrants in cash. The cap price of the capped call transactions and the strike price of the warrant transactions was initially $84.96 per share. Further information is located in Note C to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures
As of March 31, 2012, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	None.

b.)	None.

c.)
During the first quarter of 2012, we repurchased 69,510 shares of common stock to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $4,473,000. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended March 31, 2012.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2012	5,922	$55.93	—	$—
February 1 – 29, 2012	63,588	65.13	—	—
March 1 – 31, 2012	—	—	—	—
Total	69,510	$64.35	—	$—

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

10.1
Amendment No. 3, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).

10.2
Amendment No. 2, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).

10.3
Amendment No. 2, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).

10.4
Amendment No. 3, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).

10.5	Form of Leveraged Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).

10.6
Form of Nonqualified Stock Option Agreement under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-11442)).

10.7
Form of Performance Unit Agreement under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-11442)).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (x)

32.1	Section 1350 Certification of Chief Executive Officer (xx)

32.2	Section 1350 Certification of Chief Financial Officer (xx)

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow, (iv) the Notes to Condensed Consolidated Financial Statements. *

(x) Filed herewith
(xx) Furnished herewith
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

Chart Industries, Inc.
(Registrant)

Date:	April 26, 2012	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)