Form 10-Q
period 2012-06-30
CHART INDUSTRIES INC
filed 2012-08-02
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
At August 2, 2012, there were 29,907,760 outstanding shares of the Company’s Common Stock, par value $0.01 per share.
CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$254,709	$256,861
Accounts receivable, net	144,355	131,904
Inventories, net	175,064	149,822
Unbilled contract revenue	28,629	25,247
Prepaid expenses	12,158	7,088
Other current assets	22,248	26,707
Total Current Assets	637,163	597,629
Property, plant and equipment, net	145,279	137,301
Goodwill	288,250	288,770
Identifiable intangible assets, net	130,581	140,553
Other assets, net	10,586	10,222
TOTAL ASSETS	$1,211,859	$1,174,475
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$67,682	$84,297
Customer advances and billings in excess of contract revenue	105,587	102,996
Accrued salaries, wages and benefits	22,548	29,108
Warranty reserve	11,248	13,181
Short-term debt	4,717	4,758
Current portion of long-term debt	3,750	6,500
Other current liabilities	26,015	24,653
Total Current Liabilities	241,547	265,493
Long-term debt	249,278	223,224
Long-term deferred tax liability, net	45,411	43,945
Accrued pension liabilities	14,906	15,905
Other long-term liabilities	8,093	12,357
Equity
Chart Industries’ shareholders’ equity:
Common stock, par value $.01 per share – 150,000,000 shares authorized, 29,906,739 and 29,612,684 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	299	296
Additional paid-in capital	340,919	333,034
Retained earnings	306,735	274,716
Accumulated other comprehensive income	1,814	2,993
Total Chart Industries, Inc. shareholders’ equity	649,767	611,039
Noncontrolling interest	2,857	2,512
Total equity	652,624	613,551
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,211,859	$1,174,475
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$239,939	$200,698	$456,045	$363,639
Cost of sales	165,810	138,368	314,359	248,823
Gross profit	74,129	62,330	141,686	114,816
Selling, general and administrative expenses	34,726	36,337	75,352	71,199
Amortization expense	3,250	3,288	6,320	6,605
Impairment of intangible assets	3,070	—	3,070	—
Loss on disposal of assets	—	1,216	—	1,216
	41,046	40,841	84,742	79,020
Operating income	33,083	21,489	56,944	35,796
Other expenses (income):
Interest expense, net	3,689	4,063	7,651	7,997
Financing costs amortization	556	324	877	649
Foreign currency losses (gains)	1,770	616	1,418	(143)
	6,015	5,003	9,946	8,503
Income before income taxes	27,068	16,486	46,998	27,293
Income tax expense	8,932	5,466	14,710	8,870
Net income	18,136	11,020	32,288	18,423
Noncontrolling interest, net of tax	200	429	269	302
Net income attributable to Chart Industries, Inc.	$17,936	$10,591	$32,019	$18,121
Net income attributable to Chart Industries, Inc. per common share – basic	$0.60	$0.36	$1.08	$0.63
Net income attributable to Chart Industries, Inc. per common share – diluted	$0.59	$0.35	$1.06	$0.61
Weighted average number of common shares outstanding – basic	29,797	29,202	29,695	28,986
Weighted average number of common shares outstanding – diluted	30,200	29,966	30,130	29,823

Comprehensive income, net of tax	$14,693	$12,304	$31,109	$25,833
Less: Comprehensive income attributable to noncontrolling interest, net of tax	200	429	269	302
Comprehensive income attributable to Chart Industries, Inc., net of tax	$14,493	$11,875	$30,840	$25,531

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$32,288	$18,423
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,558	13,389
Interest accretion of convertible notes discount	4,465	—
Employee stock and stock option related compensation expense	4,181	2,801
Financing costs amortization	877	649
Foreign currency losses (gains)	1,418	(143)
Loss on disposal of assets	—	1,216
Impairment of intangible assets	3,070	—
Reversal of contingent consideration liability	(4,620)	—
Other non-cash operating activities	737	(13)
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(14,092)	(29,109)
Inventory	(23,674)	(16,099)
Unbilled contract revenues and other current assets	(4,036)	(6,360)
Accounts payable and other current liabilities	(23,036)	(12,731)
Customer advances and billings in excess of contract revenue	2,939	13,198
Net Cash Used In Operating Activities	(4,925)	(14,779)
INVESTING ACTIVITIES
Capital expenditures	(16,802)	(10,433)
Acquisition of businesses, net of cash acquired	—	(1,610)
Other investing activities	—	388
Net Cash Used In Investing Activities	(16,802)	(11,655)
FINANCING ACTIVITIES
Proceeds from long-term debt	21,375	—
Principal payments on long-term debt	(2,563)	(3,250)
Payment of deferred financing costs	(1,458)	(347)
Proceeds from exercise of options	1,843	4,885
Tax benefit from exercise of stock options	6,355	6,984
Common stock repurchases	(4,491)	(1,090)
Net Cash Provided By Financing Activities	21,061	7,182
Effect of exchange rate changes on cash	(1,486)	6,515
Net decrease in cash and cash equivalents	(2,152)	(12,737)
Cash and cash equivalents at beginning of period	256,861	165,112
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$254,709	$152,375
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2012
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The June 30, 2012 and December 31, 2011 balances include money market investments, certificates of deposit, and commercial paper. As of June 30, 2012, Chart Cryogenic Distribution Equipment (Changzhou) Company Limited, a joint venture of the Company, held $979 in restricted cash on deposit to cover guarantees.
Short-Term Investments: From time to time, the Company invests in short-term, highly liquid, variable rate instruments, which have stated maturities of greater than three months but less than six months. These short-term investments are recorded at cost which approximates fair value. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, classifies investment securities as current assets. There were no short term investments at June 30, 2012 or December 31, 2011.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	June 30, 2012	December 31, 2011
Raw materials and supplies	$75,033	$64,832
Work in process	44,108	36,045
Finished goods	55,923	48,945
	$175,064	$149,822
Revenue Recognition: For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement and the selling price to the buyer is fixed or determinable. For brazed aluminum heat exchangers, cold boxes, liquefied natural gas fueling stations and engineered tanks, the Company uses the percentage of completion method of accounting. Earned revenue is based on the percentage of incurred costs to date compared to total estimated costs at completion after giving effect to the most current estimates. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known. Pre-contract costs relate primarily to salaries and benefits incurred to support the selling effort and are expensed as incurred. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage of incurred costs to date compared to total estimated costs at completion. Certain contracts include incentive-fee arrangements. The incentive fees in such contracts can be based on a variety of factors but the most common are the achievement of target completion dates, target costs, and/or other performance criteria. Incentive-fee revenue is not recognized until it is earned. Timing of amounts billed on contracts varies from contract to contract and could cause a significant variation in working capital requirements. The Company reports sales net of tax assessed by qualifying governmental authorities.
Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company calculates its warranty reserve by considering historical warranty experience and specifically identified warranty issues. The Company records warranty expense in cost of sales. The changes in the Company’s consolidated warranty reserve during the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$12,197	$13,561	$13,181	$13,372
Warranty expense	2,613	1,429	3,602	3,602
Warranty usage	(3,562)	(2,141)	(5,535)	(4,125)
Ending balance	$11,248	$12,849	$11,248	$12,849
Goodwill and Other Intangible Assets: The Company does not amortize goodwill or other indefinite-lived intangible assets, but reviews them at least annually for impairment, and on an interim basis if necessary, using a measurement date of October 1st. The Company amortizes intangible assets that have finite lives over their useful lives.
With respect to goodwill, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The reporting units are the same as our operating segments, which are also the reportable segments: Energy & Chemicals, Distribution & Storage, and BioMedical. The Company first evaluates relevant events and circumstances, such as macroeconomic conditions and the Company's overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company then evaluates how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weighs these factors in totality in forming a conclusion whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, further goodwill impairment test is not necessary. Otherwise, the Company would perform the first step of the two-step goodwill impairment test. As of October 1, 2011, and based on the Company's qualitative assessment, the Company determined that it was not more likely than not that the fair value was less than the carrying amount of each reporting unit and, therefore, the two-step goodwill impairment test was not necessary.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

With respect to other indefinite-lived intangible assets, the Company determines the fair value of any indefinite-lived intangible asset using an income approach, compares the fair value to its carrying amount and records an impairment loss if the carrying amount exceeds its fair value. The Company uses the relief from royalty method to develop fair value estimates for trade names and trademarks. This method focuses on the level of royalty payments that the user of an intangible asset would be willing to pay for the use of the asset if it were not owned by the user. This method has been consistently applied between years. As of October 1, 2011, the Company determined that the fair values of trademarks, trade names, and in-process research and development exceeded their carrying amounts. For the three and six months ended June 30, 2012, the Company recorded an impairment loss of $3,070 resulting in the elimination of in-process research & development (IPR&D) intangible assets related to a prior BioMedical segment acquisition. During the second quarter of 2012, higher forecasted costs and project delays represented impairment indicators requiring the Company to re-evaluate the fair value of the IPR&D intangible assets. The Company conducted an impairment test in accordance with ASC 350-30 “General Intangibles Other Than Goodwill" based on the multi-period excess earnings valuation method which determines fair value based on the present value of the prospective net cash flow attributable to the intangible asset. The Company determined that the fair value of the IPR&D intangible assets was zero and impaired the intangible assets by a value equal to their carrying amount.
The following table displays the gross carrying amount and accumulated amortization for all intangible assets:

		June 30, 2012		December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets:
Unpatented technology	9 years	$17,992	$(9,855)	$18,113	$(9,024)
Patents	10 years	8,978	(6,696)	9,080	(5,434)
Product names	14 years	5,678	(1,977)	5,638	(1,818)
Customer relations	13 years	130,488	(53,114)	130,488	(48,840)
		$163,136	$(71,642)	$163,319	$(65,116)
Indefinite-lived intangible assets:
Trademarks and trade names		$39,087		$39,280
In-process research and development		—		3,070
		$39,087		$42,350
The following table represents the changes in goodwill:

Balance as of January 1, 2012	$288,770
Foreign currency adjustments	(520)
Balance as of June 30, 2012	$288,250
Amortization expense for intangible assets subject to amortization was $3,250 and $3,288 for the three months ended June 30, 2012 and 2011, respectively, and $6,320 and $6,605 for the six months ended June 30, 2012 and 2011, respectively, and is estimated to be approximately $11,300 for 2012 and an average of $10,700 for years 2013 through 2017.
Stock-based Compensation: The Company records stock-based compensation according to current accounting guidance which requires all share-based payments to employees and directors, including grants of employee stock options, to be measured at fair value on the date of grant.
During the six months ended June 30, 2012, the Company granted 104 stock options, 31 shares of restricted stock and stock unit awards, 15 performance stock units, and 18 leveraged restricted stock units. Non-employee directors received 3 stock awards with a fair value of $180. During the six months ended June 30, 2012, participants in the Company's stock option plans exercised options to purchase 190 shares of the Company's common stock.
The stock options vest ratably over a four year period. Restricted stock and stock unit awards vest ratably over a three year period, and performance stock units and leveraged restricted stock units vest at the end of three years based on the achievement of certain performance and market conditions.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

Stock-based compensation expense was $1,676 and $1,400 for the three months ended June 30, 2012 and 2011, respectively, and $4,181 and $2,801 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the total stock-based compensation expected to be recognized over the weighted average period of approximately 2.2 years is $8,180.

Convertible Debt: The Company determines if the embedded conversion feature within the Convertible Senior Subordinated Notes (the “Convertible Notes”) is clearly and closely related to the Company’s common stock and therefore exempt from separate accounting treatment under ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” Convertible Notes exempt from derivative accounting are recognized according to ASC 470-20, “Debt with Conversion and Other Options” by bifurcating the principal balance into a liability component and an equity component where the fair value of the liability component is estimated by calculating the present value of its cash flows discounted at an interest rate that the Company would have received for similar debt instruments that have no conversion rights (the “straight-debt rate”), and the equity component is the residual amount, net of tax, which creates a discount on the Convertible Notes. The Company subsequently recognizes non-cash interest accretion expense related to the carrying amount of the Convertible Notes which is accreted back to its principal amount over the expected life of the debt, which is also the stated life of the debt.
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
In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820).” The amendments in the ASU aim to align the principles for fair value measurements and the related disclosure requirements in accordance with U.S. GAAP and IFRS. This ASU mainly contains clarifications such as the specification that the "highest and best use" valuation concept for fair value measurements is relevant only when measuring the fair value of nonfinancial assets and is not relevant when measuring the fair value of financial assets or of liabilities. The ASU also requires new disclosures under U.S. GAAP such as quantitative information about the unobservable inputs used in a fair value measurement that is categorized within the Level 3 of the fair value hierarchy. This ASU is effective during interim and annual periods beginning after December 15, 2011. Early adoption by public companies is not permitted. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, British pound, and Czech koruna. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Changes in their fair value are recorded in the consolidated statement of income and comprehensive income as foreign currency gains or losses. The changes in fair value generated net losses of $167 and $104 for the three months ended June 30, 2012 and 2011, respectively and a net loss and a net gain of $551 and $564 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the Company held forward currency contracts to sell (i) 26,600 euros against the U.S. dollar, (ii) 3,040 euros against the Czech koruna, (iii) 1,250 Polish złoty against the euro, (iv) 60,000 Japanese yen against the U.S. dollar, (v) 900 British pounds against the U.S. dollar, (vi) 1,500 Norwegian kroner against the euro, (vii) 760 British pounds against the Czech koruna, (viii) 200 Canadian dollars against the U.S. dollar, and (ix) 350 British pounds against the euro. As of June 30, 2012, the fair value of the Company’s derivative liabilities representing foreign currency forward contracts was $448 and was recorded in the unaudited condensed consolidated balance sheet as other current liabilities. As of December 31, 2011, the Company held forward currency contracts to buy 17,500 Czech koruna against the euro and to sell (i) 11,500 euros against the U.S. dollar, (ii) 4,700 Czech koruna against the U.S. Dollar, (iii) 130,000 Japanese yen against the U.S. dollar, (iv) 3,340 euros against the Czech koruna, (v) 3,000 Norwegian kroner against the euro, and (vi) 250 British pounds against the U.S. dollar. As of December 31, 2011, the fair value of the Company’s derivative assets and liabilities representing foreign currency forward contracts was $489 and $191, respectively. These were recorded in the condensed consolidated balance sheet as other current assets and liabilities. The Company’s foreign currency forward contracts are not exchange traded instruments and, accordingly, are classified as being valued using Level 2 inputs which are based on observable inputs such as quoted prices for similar assets and liabilities in active markets.
The Company does not enter into derivative instruments for trading or speculative purposes.
The fair value of the Company’s term loan portions of both the former Senior Credit Facility and the Restated Credit Facility (as defined in Note C below) is estimated based on the present value of the underlying cash flows discounted using market interest rates. Under this method, the fair value of the Company’s Restated Credit Facility approximated its carrying amount as of June 30, 2012, and the fair value of the former Senior Credit Facility approximated its carrying amount as of December 31, 2011. The Company’s term loan uses other inputs that are observable and, accordingly, are classified as being valued using Level 2 inputs.
The fair value of the Convertible Notes exceeded its carrying amount by approximately 123% as of June 30, 2012 and approximately 108% as of December 31, 2011. The Convertible Notes are actively quoted instruments and, accordingly, are classified as being valued using Level 1 inputs. The fair value of the liability component of the Convertible Notes is based on the present value of its associated cash flows using a market interest rate for similar debt instruments without a conversion feature. The liability component of the Convertible Notes uses observable inputs other than quoted prices for similar liabilities in active markets and, accordingly, is classified as being valued using Level 2 inputs.
The estimated fair value of total contingent consideration relating to prior BioMedical and Distribution & Storage segment acquisitions as of June 30, 2012 and December 31, 2011 was $3,202 and $7,067, respectively, and was valued using a discounted cash flow approach, which includes assumptions for the probabilities of achieving gross sales or gross profit targets and the discount rate applied to the projected payments. The decrease in fair value of total contingent consideration for the three months ended June 30, 2012 was $4,382 which included a net gain of $4,550 and a net loss of $168 related to prior BioMedical and Distribution & Storage acquisitions, respectively. The decrease in fair value of total contingent consideration for the six months ended June 30, 2012 was $3,865 which included a net gain of $4,309 and a net loss of $444 related to prior BioMedical and Distribution & Storage acquisitions, respectively. The majority of the decrease in fair value was caused by an adjustment to a contingent consideration obligation related to a prior BioMedical segment acquisition; as a result of higher forecasted costs and project delays of certain BioMedical projects as noted in the Goodwill and Other Intangible Assets paragraph in Note A above, the Company determined that it would no longer meet the forecasted gross profit target required to satisfy its contingent consideration obligation. Therefore, the contingent consideration obligation was adjusted to zero. The changes in fair value were recorded as selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income. Based on achieving gross sales targets, the remaining maximum potential payouts related to prior BioMedical and Distribution & Storage segment acquisitions are $3,000 and $1,300, respectively. The valuation of contingent consideration is classified utilizing Level 3 inputs with reasonably available assumptions consistent with those made by other market participants.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2012
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

As of June 30, 2012, the Convertible Notes were not convertible.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

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
At the issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885 which was recorded as long-term debt and an equity component of $79,115 which was recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represents the Company’s interest rate for similar debt instruments without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. For the three and six months ended June 30, 2012, interest expense for the Convertible Notes was $3,477 and $6,965, respectively, which included $1,250 and $2,500 of contractual 2.00% coupon interest, respectively, and $2,227 and $4,465 of non-cash interest accretion expense related to the carrying value of the Convertible Notes, respectively.
In accordance with ASC 470-20 which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277 with $2,303 recorded as a reduction in additional paid-in-capital. The balance of $4,974 is being amortized over the term of the Convertible Notes. For the three and six months ended June 30, 2012, total expense associated with the amortization of debt issuance costs was $177 and $355, respectively.
The following table represents the principal balance, the unamortized discount and the net carrying amount of the liability component and the carrying amount of the equity component of the Convertible Notes:

	June 30, 2012	December 31, 2011
	$250,000	$250,000
Unamortized discount	(71,034)	(75,526)
Carrying value of liability component	$178,966	$174,474
Equity Component	$79,115	$79,115

The Company had a five-year $200,000 senior credit facility (the “Senior Credit Facility”) until April 25, 2012, which consisted of a $65,000 term loan and a $135,000 revolving credit facility (the “Revolver”) with a scheduled maturity date of May 18, 2015. The Revolver included a $25,000 sub-limit for the issuance of swingline loans and a $50,000 sub-limit to be used for letters of credit. There was a foreign currency limit of $40,000 under the Revolver which could be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permitted borrowings up to $40,000 under the Revolver made by the Company’s wholly-owned subsidiary, Chart Industries Luxembourg S.à r.l. The Senior Credit Facility was amended and restated on April 25, 2012 with a five-year $375,000 senior credit facility (the "Restated Credit Facility"), which consists of a $75,000 term loan (the "Term Loan") and a $300,000 revolving credit facility (the "Revolving Credit Facility"), and the maturity date was extended two years until April 25, 2017. The Revolving Credit Facility includes a $25,000 sub-limit for the issuance of swingline loans and a $100,000 sub-limit to be used for letters of credit. There is a foreign currency limit of $50,000 under the Revolving Credit Facility which could be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $50,000 under the Revolver made by the Company’s wholly-owned subsidiary, Chart Industries Luxembourg S.à r.l. The Company recorded $1,458 in deferred financing costs related to the Restated Credit Facility which is being amortized over the five-year term of the loan. In accordance with loan modification accounting guidance, the Company recorded a $232 charge to write off a portion of the remaining deferred financing fees associated with the former Senior Credit Facility. The Restated Credit Facility also includes an expansion option permitting the Company to add up to an aggregate of $150,000 in term loans or revolving credit commitments from its existing and potential new lenders. Loans under the Restated Credit Facility bear interest, at the applicable Borrower's election, at either LIBOR or the greatest of (a) the JPMorgan prime rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1% and (c) the Adjusted LIBOR Rate (as defined in the Restated Credit Facility) for a one month Interest Period on such day (or if such day is not a business day, the immediately preceding business day) plus 1%, plus a margin that varies with the Company's net debt to EBITDA ratio. Under the terms of the Restated Credit Facility, 5% of the $75,000 Term Loan is payable annually in quarterly installments over the first three years, 10% is payable annually in quarterly installments over the final two years, and the remaining balance is due on April 25, 2017. Significant financial covenants for the Restated Credit Facility include a maximum net debt to EBITDA ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0, which are the same limits that applied under the prior Senior Credit Facility.
The Restated Credit Facility contains a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. The Restated Credit Facility includes financial covenants relating to net leverage and interest coverage ratios. The Company is in compliance with all covenants. As of June 30, 2012, there was $74,063 outstanding under the Term Loan, $38,169 in letters of credit issued, and no borrowings outstanding under the Revolving Credit Facility. The obligations under the Restated Credit Facility are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company’s U.S. subsidiaries and 65% of the capital stock of the Company’s Material non-U.S. subsidiaries (as defined by the Restated Credit Facility) that are owned by U.S. subsidiaries.
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
In October 2011, Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd., a wholly-owned subsidiary of the Company, entered into three separate banking facilities (the "Foreign Facilities") which include a bonding/guarantee facility, a revolving line of credit, and an overdraft facility with 30,000, 60,000, and 10,000 Chinese yuan in borrowing capacity, respectively. The Foreign Facilities are guaranteed by the Company. The revolving line of credit has a time to maturity of up to twelve months and was recorded as short-term debt at the date of issuance. As of June 30, 2012, the Company had $4,717 of borrowings outstanding under the revolving line of credit. As of June 30, 2012, there were no amounts outstanding under the overdraft facility or the bonding/guarantee facility.
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured credit facilities with capacity of up to 175,000 Czech koruna. Ferox maintains two separate facilities. Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. None of the facilities allow revolving credit borrowings, including overdraft protection. Under this first facility, Ferox must pay letter of credit and guarantee fees equal to: (i) 0.70% p.a. on the face amount of each guarantee or letter of credit for maturities of up to 1 year, (ii) 0.80% p.a. for maturities between 1 and 3 years, and (iii) 1.20% p.a. for maturities between 3 and 5 years. Under the second facility, Ferox must pay letter of credit and guarantee fees equal to 0.70% p.a. on the face amount of each guarantee or letter of credit. Ferox is not required to pay a commitment fee to the lender under the second facility. Ferox’s land, buildings and accounts receivable secure the credit facilities. As of June 30, 2012, there were bank guarantees of $1,518 supported by the Ferox credit facilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2012
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
During the three and six months ended June 30, 2012 and 2011, the Company recorded restructuring costs for employee separation benefits related to the integration of SeQual Technologies Inc., which was acquired on December 28, 2010. The Company recorded $2,280 and $2,479 for the three and six months ended June 30, 2011, respectively, related to the closure of the Plainfield, Indiana BioMedical facility. The Company also recorded $78 and $981 for the three and six months ended June 30, 2011, respectively, in restructuring costs for employee separation benefits related to the integration of SeQual Technologies Inc. These charges were recorded in cost of sales ($953 and $965 for the three and six months ended June 30, 2011, respectively) and selling, general and administrative expenses ($652 and $1,742 for the three and six months ended June 30, 2011, respectively), and loss on disposal of assets ($1,216 for the three and six months ended June 30, 2011, respectively).
The following tables summarize the Company’s restructuring activities for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of March 31, 2012	$—	$42	$507	$—	$549
Restructuring charges	—	—	5	—	5
Cash payments and other	—	(36)	(287)	—	(323)
Balance as of June 30, 2012	$—	$6	$225	$—	$231

	Six Months Ended June 30, 2012
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of January 1, 2012	$—	$115	$998	$—	$1,113
Restructuring charges	—	—	31	—	31
Cash payments and other	—	(109)	(804)	—	(913)
Balance as of June 30, 2012	$—	$6	$225	$—	$231

	Three Months Ended June 30, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of March 31, 2011	$64	$258	$2,400	$—	$2,722
Restructuring charges	—	27	2,358	437	2,822
Loss on disposal of assets	—	—	(1,216)	—	(1,216)
Cash payments and other	(64)	(129)	(1,576)	(437)	(2,206)
Balance as of June 30, 2011	$—	$156	$1,966	$—	$2,122

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

	Six Months Ended June 30, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of January 1, 2011	$103	$387	$2,088	$—	$2,578
Restructuring charges	—	26	3,460	437	3,923
Loss on disposal of assets	—	—	(1,216)	—	(1,216)
Cash payments and other	(103)	(257)	(2,366)	(437)	(3,163)
Balance as of June 30, 2011	$—	$156	$1,966	$—	$2,122
NOTE E — Earnings Per Share
The following table presents calculations of net income per share of common stock for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to Chart Industries, Inc.	$17,936	$10,591	$32,019	$18,121
Net income attributable to Chart Industries, Inc. per common share – basic	$0.60	$0.36	$1.08	$0.63
Net income attributable to Chart Industries, Inc. per common share – diluted	$0.59	$0.35	$1.06	$0.61
Weighted average number of common shares outstanding – basic	29,797	29,202	29,695	28,986
Incremental shares issuable upon assumed conversion and exercise of stock options	403	764	435	837
Total shares – diluted	30,200	29,966	30,130	29,823
Shares issuable under the Convertible Notes were excluded from diluted earnings per share since the average market price of the Company’s common stock during the three and six months ended June 30, 2012 were less than the conversion price. Certain common shares that may be issuable upon the vesting of share-based awards were not included in net income attributable to Chart Industries, Inc. per common share – diluted as they were anti-dilutive and consisted of 108 and 107 shares for the three and six months ended June 30, 2012, respectively. There were 142 and 71 anti-dilutive share-based awards for the three and six months ended June 30, 2011, respectively.
NOTE F — Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance as of March 31, 2012	$14,656	$(9,399)	$5,257
Other comprehensive (loss) income, net of tax	(3,687)	244	(3,443)
Balance as of June 30, 2012	$10,969	$(9,155)	$1,814

	Six Months Ended June 30, 2012
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance as of January 1, 2012	$12,635	$(9,642)	$2,993
Other comprehensive (loss) income, net of tax	(1,666)	487	(1,179)
Balance as of June 30, 2012	$10,969	$(9,155)	$1,814

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

	Three Months Ended June 30, 2011
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance as of March 31, 2011	$20,973	$(5,097)	$15,876
Other comprehensive income, net of tax	1,193	152	1,345
Balance as of June 30, 2011	$22,166	$(4,945)	$17,221

	Six Months Ended June 30, 2011
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance as of January 1, 2011	$14,938	$(5,127)	$9,811
Other comprehensive income, net of tax	7,228	182	7,410
Balance as of June 30, 2011	$22,166	$(4,945)	$17,221

NOTE G — Acquisitions
On August 1, 2011, Chart Germany GmbH, a wholly-owned subsidiary of the Company, completed the acquisition of 100% of the equity interests of GOFA Gocher Fahrzeugbau GmbH and related companies (“GOFA”) for a total purchase price of €26,261 net of cash acquired, including a final working capital adjustment of €947. The fair value of the net assets acquired and goodwill at the date of acquisition were $28,372 and $11,438, respectively. The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed, and the related income tax impact of the acquisition adjustments. Goodwill was established due to the benefits that will be derived from the expansion of the Company's LNG distribution product offering in Europe. GOFA, located in Goch, Germany, designs, manufactures, sells and services cryogenic and noncryogenic mobile equipment. GOFA results are included in the Company’s Distribution & Storage segment and added $9,193 and $1,466 in sales and net income, respectively, during the six months ended June 30, 2012.
The purchase price allocation related to the GOFA acquisition is presented below:

Net assets acquired:
Cash	$1,974
Accounts receivable	4,645
Inventory	8,382
Property and equipment	15,555
Other assets	118
Intangible assets	7,258
Goodwill	11,438
Liabilities assumed	(9,560)
Total purchase price	$39,810
On April 1, 2011, Chart Inc. completed the acquisition of 100% of the equity of Clever Fellows Innovation Consortium, Inc. (“CFIC”) for a total potential purchase price of $5,000 in cash, of which $2,000 has been paid. The remaining portion of the potential total purchase price represents contingent consideration to be paid over three years based on the attainment of certain revenue targets. The fair value of the net assets acquired and goodwill at the date of acquisition were $732 and $2,938, respectively. The goodwill was established due to the synergistic opportunities to enhance technology for cryogenic applications and grow sales in new product lines. CFIC is located in Troy, New York and develops and manufactures thermoacoustic technology products for cryogenic, heat transfer and related applications. CFIC's results are included in the Company’s BioMedical segment and added $786 and $1,022 in sales and net loss, respectively, during the six months ended June 30, 2012.
Pro-forma information related to these acquisitions has not been presented because the impact on the Company’s consolidated results of operations is not material.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE H — Income Taxes
As of June 30, 2012, the Company has recorded a $1,535 liability, in accordance with ASC 740-10-25 “Income Taxes,” for gross unrecognized tax benefits. This amount, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012, the Company had accrued approximately $95 for the payment of interest and penalties. During the first quarter of 2012, the Internal Revenue Service (“IRS”) completed an examination of the Company's amended U.S. income tax returns for 2005 and 2006. As a result of the completion of the examination, the Company's gross unrecognized tax benefits decreased by $905. There were no material adjustments during the second quarter of 2012.
The effective tax rate for the three and six months ended June 30, 2012 of 33.0% and 31.3%, respectively, differs from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the federal statutory rate. The effective tax rate for the three and six months ended June 30, 2011 of 33.2% and 32.5%, respectively, differs from the federal statutory rate primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at lower rates than the federal statutory rate.
NOTE I — Employee Benefit Plans
The Company has one defined benefit pension plan which is frozen that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
The following table sets forth the components of net periodic pension expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest cost	$552	$603	$1,104	$1,206
Expected return on plan assets	(662)	(644)	(1,324)	(1,288)
Amortization of net loss	244	152	487	182
Total pension expense	$134	$111	$267	$100
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
Information for the Company’s three reportable segments and its corporate headquarters is presented below:

	Three Months Ended June 30, 2012
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$77,129	$113,434	$49,376	$—	$239,939
Operating income (loss)	14,536	17,674	11,948	(11,075)	33,083

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

	Six Months Ended June 30, 2012
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$145,953	$218,526	$91,566	$—	$456,045
Operating income (loss)	27,728	34,499	18,447	(23,730)	56,944

	Three Months Ended June 30, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$49,121	$101,682	$49,895	$—	$200,698
Operating income (loss)	5,605	17,102	7,223	(8,441)	21,489

	Six Months Ended June 30, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$91,637	$175,055	$96,947	$—	$363,639
Operating income (loss)	9,357	28,622	15,670	(17,853)	35,796

NOTE K — Subsequent Event
On July 23, 2012, Chart Inc., a subsidiary of Chart (“Merger Parent”), and Merger Parent's wholly owned subsidiary, Bison Corp. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AirSep Corporation (“AirSep”), a privately held company based in Amherst, New York. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into AirSep, with AirSep surviving the merger as a wholly owned subsidiary of Merger Parent (the “Acquisition”). AirSep is a manufacturer of pressure swing adsorption and vacuum pressure swing adsorption oxygen concentrators and generators for medical and industrial applications.
The Acquisition purchase price is expected to be approximately $170,000 in cash, and Chart will assume up to $10,000 of AirSep's outstanding debt at closing. The transaction also includes an additional $10,000 in potential senior management retention payments, payable over three years, to ensure business continuity. For a period of 36 months following the closing, $6,000 of the purchase price will be held in escrow, and such amount may be used to cover certain indemnification claims that Merger Parent may make under the Merger Agreement. Chart has available liquidity and financing commitments sufficient to fund the Acquisition.
The completion of the Acquisition is subject to the satisfaction of certain closing conditions (which may be waived by Chart), including, among other things, that holders of at least 90% of AirSep’s voting power vote to authorize the Merger Agreement; the receipt of certain required consents; the achievement of target net working capital levels; and the consummation of the sale of AirSep’s subsidiary prior to the closing of the Acquisition. In addition, the completion of the Acquisition is subject to the absence of certain legal impediments, including the expiration or termination of waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976. The Acquisition is expected to be completed in the third quarter of 2012.
For further details regarding the Acquisition, see the Company's Current Report on Form 8-K, dated July 23, 2012.

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
Growing energy demand and increased use of natural gas continued to drive order and sales growth during the six months ended June 30, 2012. Orders for the six months ended June 30, 2012 were $613.1 million. LNG related orders, particularly LNG storage and transportation related orders in our D&S segment, continue to provide opportunities in North America and Asia and we continue to expand capacity to meet demand. This is partially offset by continued weakness in Europe due to macroeconomic concerns which are impacting our BioMedical and D&S operations in those regions. Backlog as of June 30, 2012 was $648.1 million as compared to $659.3 million as of March 31, 2012, representing a decrease of $11.2 million, or 1.7%. Sales for the six months ended June 30, 2012 were $456.0 million compared to sales of $363.6 million for the six months ended June 30, 2011, reflecting an increase of $92.4 million, or 25.4%. The primary driver of the sales growth was higher volume mainly as a result of increased demand for energy equipment. Sales also benefited from the acquisition of GOFA Gocher Fahrzeugbau GmbH ("GOFA") in August 2011. Gross profit for the six months ended June 30, 2012 was $141.7 million, or 31.1% of sales, as compared to $114.8 million, or 31.6% of sales, for the six months ended June 30, 2011. Product mix and higher volume offset by costs associated with several facility expansion projects and additional resources to support growth in the U.S. and Asia contributed to the increase in gross profit and the slight decline in the gross margin percentage. Operating income for the six months ended June 30, 2012 was $56.9 million compared to $35.8 million for the six months ended June 30, 2011.

Results of Operations for the Three Months Ended June 30, 2012 and 2011
The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our operating segments for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales
Energy & Chemicals	$77,129	$49,121	$145,953	$91,637
Distribution & Storage	113,434	101,682	218,526	175,055
BioMedical	49,376	49,895	91,566	96,947
Total	$239,939	$200,698	$456,045	$363,639
Gross Profit
Energy & Chemicals	$23,320	$14,259	$45,009	$26,060
Distribution & Storage	30,842	28,708	60,290	50,443
BioMedical	19,967	19,363	36,387	38,313
Total	$74,129	$62,330	$141,686	$114,816
Gross Profit Margin
Energy & Chemicals	30.2%	29.0%	30.8%	28.4%
Distribution & Storage	27.2%	28.2%	27.6%	28.8%
BioMedical	40.4%	38.8%	39.7%	39.5%
Total	30.9%	31.1%	31.1%	31.6%
Operating Income (Loss)
Energy & Chemicals	$14,536	$5,605	$27,728	$9,357
Distribution & Storage	17,674	17,102	34,499	28,622
BioMedical	11,948	7,223	18,447	15,670
Corporate	(11,075)	(8,441)	(23,730)	(17,853)
Total	$33,083	$21,489	$56,944	$35,796
Sales
Sales for the three months ended June 30, 2012 were $239.9 million compared to $200.7 million for the three months ended June 30, 2011, reflecting an increase of $39.2 million, or 19.6%. The primary drivers of the increase in sales were improved volume and the acquisition of GOFA. E&C segment sales were $77.1 million for the three months ended June 30, 2012, compared with sales of $49.1 million for the three months ended June 30, 2011, which was an increase of $28.0 million or 57.0%. This increase in E&C sales for the three months ended June 30, 2012 was primarily due to the ramp up of several large LNG related projects in our brazed aluminum heat exchanger and systems business. D&S segment sales increased $11.7 million, or 11.6%, to $113.4 million for the three months ended June 30, 2012, from $101.7 million for the three months ended June 30, 2011. The increase in sales was largely due to improved volume, particularly LNG applications, including mobile equipment, and bulk storage tanks. Sales for bulk storage systems increased $15.6 million while sales for package gas systems decreased by $3.9 million. GOFA, which was acquired in August 2011, contributed $3.9 million during the quarter, which is included in the bulk storage sales increase noted above. BioMedical segment sales for the three months ended June 30, 2012 were $49.4 million compared to $49.9 million for the same period in 2011, which reflected a decrease of $0.5 million, or 1.0%. This decrease is largely due to lower volume in respiratory sales due to the weaker euro given the overall macroeconomic concerns in Europe and continued phase-in of Medicare competitive bidding in the U.S. This was partially offset by higher volume in biological storage system sales.
Gross Profit and Margin
Gross profit for the three months ended June 30, 2012 was $74.1 million, or 30.9% of sales, versus $62.3 million, or 31.1% of sales, for the three months ended June 30, 2011 and reflected an increase of $11.8 million. E&C segment gross profit increased $9.1 million and its margin increased 1.2 percentage points primarily due to higher production throughput and improved pricing, partially offset by higher training costs as we continue to ramp up production on large LNG projects. Gross profit for the D&S segment increased $2.1 million due to higher volume and capacity utilization. D&S segment margin declined 1.0 percentage points primarily due to unfavorable product mix and facility ramp up costs associated with expansion projects in the U.S. and Asia. BioMedical gross profit increased $0.6 million as margin increased 1.6 percentage points for the three months ended June 30, 2012 as compared to the same period in 2011. The increase in the margin is primarily due to higher restructuring costs in the second quarter of 2011 due to the shutdown of the Plainfield, Indiana facility, which impacted margins about 3%. Excluding restructuring costs, BioMedical margins were slightly lower in the three months ended June 30, 2012 compared to the prior year quarter due to lower sales and a weaker euro.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses for the three months ended June 30, 2012 were $34.7 million, or 14.5% of sales, compared to $36.3 million, or 18.1% of sales, for the three months ended June 30, 2011. SG&A expenses for the E&C segment were $7.9 million for the three months ended June 30, 2012 compared to $7.7 million for the three months ended June 30, 2011, an increase of $0.2 million. The increase was primarily attributable to higher employee-related costs and fees for professional services to support growth. D&S segment SG&A expenses for the three months ended June 30, 2012 were $11.9 million compared to $10.4 million for the three months ended June 30, 2011, an increase of $1.5 million. This increase was primarily attributable to the acquisition of GOFA in August 2011, increased employee-related costs, and higher marketing and sales commission expense due to increased sales volume. SG&A expenses for the BioMedical segment were $3.8 million for the three months ended June 30, 2012 and $9.8 million for the three months ended June 30, 2011. The decrease of $6.0 million was primarily attributable to a reduction of SG&A expenses in the second quarter of 2012 as a result of the $4.6 million acquisition-related contingent consideration fair value adjustment during the three months ended June 30, 2012, as well as greater restructuring costs that occurred in the second quarter of 2011 compared to the same quarter in 2012. These reduced expenses during the second quarter of 2012 were partially offset by higher employee-related costs and professional services. Corporate SG&A expenses for the three months ended June 30, 2012 were $11.1 million, compared to $8.4 million for the three months ended June 30, 2011. This increase of $2.7 million was primarily attributable to higher employee-related costs, stock-based compensation expense, and fees for professional services to support growth.
Amortization Expense
Amortization expense for the three months ended June 30, 2012 was $3.3 million, or 1.4% of sales, and $3.3 million, or 1.6% of sales, for the three months ended June 30, 2011.
Impairment of Intangible Assets/Loss on Disposal of Assets
During the three months ended June 30, 2012, the Company tested IPR&D intangible assets for impairment using a valuation method based on the present value of the prospective net cash flow attributable to the intangible asset and recorded an impairment charge of $3.1 million resulting in their carrying amounts being reduced, and thus equal, to their estimated fair value which was zero as of the end of the period. The decrease in the fair value of the IPR&D intangible assets was primarily caused by higher forecasted costs and project delays.
A loss on disposal of assets of $1.2 million was recorded for the three months ended June 30, 2011 as a result of the disposal of the remaining assets at the BioMedical Plainfield, Indiana facility as part of the final closure of the facility in May 2011. Production was transferred to the new Canton, Georgia BioMedical facility during the three months ended June 30, 2011.
Operating Income
As a result of the foregoing, operating income for the three months ended June 30, 2012 was $33.1 million, or 13.8% of sales, an increase of $11.6 million compared to operating income of $21.5 million, or 10.7% of sales, for the same period in 2011.
Net Interest Expense and Amortization of Deferred Financing Costs
Net interest expense for the three months ended June 30, 2012 and 2011 was $3.7 million and $4.1 million, respectively. Interest expense for the three months ended June 30, 2012 included $1.3 million of contractual 2.00% coupon interest and $2.2 million of non-cash interest accretion expense related to the carrying value of the Convertible Senior Subordinated Notes (the “Convertible Notes”). Amortization of deferred financing fees was $0.6 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively. The $0.3 million increase was mainly due to the addition of convertible debt deferred financing fees amortization in 2012 and $0.2 million for the write-off of deferred financing fees as a result of the Company amending the credit facility in April 2012.

Other Expense and Income
For the three months ended June 30, 2012 and 2011, foreign currency losses were $1.8 million and $0.6 million, respectively. Losses increased by $1.2 million as a result of increased volatility in foreign exchange rates, particularly the euro, impacting transactions denominated in foreign currencies for the three months ended June 30, 2012.
Income Tax Expense
Income tax expense of $8.9 million and $5.5 million for the three months ended June 30, 2012 and 2011, respectively, represents taxes on both U.S. and foreign earnings at an effective income tax rate of 33.0% and 33.2%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2012 compared to the prior year period is primarily due the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the federal statutory rate.
Net Income
As a result of the foregoing, reported net income attributable to the Company for the three months ended June 30, 2012 and 2011 was $17.9 million and $10.6 million, respectively.

Results of Operations for the Six Months Ended June 30, 2012 and 2011
Sales
Sales for the six months ended June 30, 2012 were $456.0 million compared to $363.6 million for the six months ended June 30, 2011, reflecting an increase of $92.4 million, or 25.4%. The primary drivers of the increase in sales were improved volume and the acquisition of GOFA. E&C segment sales were $146.0 million for the six months ended June 30, 2012, compared with sales of $91.6 million for the six months ended June 30, 2011, which was an increase of $54.4 million or 59.3%. This increase in E&C sales for the six months ended June 30, 2012 was primarily due to improved volume in all product lines, particularly LNG and natural gas related opportunities. D&S segment sales increased $43.4 million, or 24.8%, to $218.5 million for the six months ended June 30, 2012, from $175.1 million for the six months ended June 30, 2011. The increase in sales was largely due to improved volume, particularly LNG applications, including mobile equipment, and bulk storage tanks. Sales for bulk storage systems and package gas systems increased $36.3 million and $7.1 million, respectively. GOFA, which was acquired in August 2011, contributed $9.2 million during the six months ended June 30, 2012, which is included in the bulk storage sales increase noted above. BioMedical segment sales for the six months ended June 30, 2012 were $91.6 million compared to $96.9 million for the same period in 2011, which reflected a decrease of $5.3 million, or 5.6%. This decrease is largely due to lower volume in respiratory sales due to the weaker euro given the overall macroeconomic concerns in Europe and continued phase-in of Medicare competitive bidding in the U.S. This was partially offset by higher volume in biological storage system sales.
Gross Profit and Margin
Gross profit for the six months ended June 30, 2012 was $141.7 million, or 31.1% of sales, versus $114.8 million, or 31.6% of sales, for the six months ended June 30, 2011 and reflected an increase of $26.9 million. E&C segment gross profit increased $18.9 million and its margin increased 2.4 percentage points primarily due to higher production throughput and improved pricing, partially offset by higher training costs as production continues to ramp up on large LNG projects in backlog. Income recognition of project reserves also positively impacted margins due to successful execution and completion of certain projects. Gross profit for the D&S segment increased $9.9 million due to higher volume and capacity utilization. Margin declined 1.2 percentage points primarily due to unfavorable product mix and facility ramp up costs in the U.S. and Asia. BioMedical gross profit decreased $1.9 million while margin increased 0.2 percentage points for the six months ended June 30, 2012 as compared to the same period in 2011. The decrease in gross profit is primarily due to lower volume in respiratory sales due to weaker sales in Europe and continued phase-in of Medicare competitive bidding in the U.S. The increase in the margin is primarily due to higher restructuring costs in the prior year period due to the acquisition of SeQual Technologies, Inc. and shutdown of the Plainfield, Indiana facility which negatively impacted margins by approximately 3%. Excluding restructuring costs, margins were lower for the six months ended June 30, 2012 due to unfavorable volume and a weaker euro.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses for the six months ended June 30, 2012 were $75.4 million, or 16.5% of sales, compared to $71.2 million, or 19.6% of sales, for the six months ended June 30, 2011. SG&A expenses for the E&C segment were $15.6 million for the six months ended June 30, 2012 compared to $14.8 million for the six months ended June 30, 2011, an increase of $0.8 million. The increase was primarily attributable to higher employee-related costs and fees for professional services to support growth. D&S segment SG&A expenses for the six months ended June 30, 2012 were $23.4 million compared to $19.3 million for the six months ended June 30, 2011, an increase of $4.1 million. This increase was primarily attributable to the acquisition of GOFA in August 2011, increased employee-related costs, and higher marketing and sales commission expense due to increased sales volume. SG&A expenses for the BioMedical segment were $12.7 million for the six months ended June 30, 2012 and $19.2 million for the six months ended June 30, 2011. The decrease of $6.5 million was primarily attributable to a reduction of SG&A expenses in the second quarter of 2012 as a result of the $4.6 million acquisition-related contingent consideration fair value adjustment during the three months ended June 30, 2012 and higher restructuring costs that occurred during the six months ended June 30, 2011 compared to the same period in 2012. These reduced expenses during the six months ended June 30, 2012 were partially offset by higher employee-related costs and professional services. Corporate SG&A expenses for the six months ended June 30, 2012 were $23.7 million, compared to $17.9 million for the six months ended June 30, 2011. This increase of $5.8 million was primarily attributable to higher employee-related costs, stock-based compensation expense, and fees for professional services to support growth.
Amortization Expense
Amortization expense for the six months ended June 30, 2012 was $6.3 million, or 1.4% of sales, compared to $6.6 million, or 1.8% of sales for the six months ended June 30, 2011. The decrease of $0.3 million resulted primarily from intangible assets becoming fully amortized partially offset by additional amortization from the acquisition of GOFA in 2011.
Impairment of Intangible Assets/Loss on Disposal of Assets
During the six months ended June 30, 2012, the Company tested IPR&D intangible assets for impairment using a valuation method based on the present value of the prospective net cash flow attributable to the intangible asset and recorded an impairment charge of $3.1 million resulting in their carrying amounts being reduced, and thus equal, to their estimated fair value which was zero as of the end of the period. The decrease in the fair value of the IPR&D intangible assets was primarily caused by higher forecasted costs and project delays.
A loss on disposal of assets of $1.2 million was recorded for the six months ended June 30, 2011 as a result of the disposal of the remaining assets at the BioMedical Plainfield, Indiana facility as part of the final closure of the facility in May 2011. Production was transferred to the new Canton, Georgia BioMedical facility during the six months ended June 30, 2011.
Operating Income
As a result of the foregoing, operating income for the six months ended June 30, 2012 was $56.9 million, or 12.5% of sales, an increase of $21.1 million compared to operating income of $35.8 million, or 9.8% of sales, for the same period in 2011.
Net Interest Expense and Amortization of Deferred Financing Costs
Net interest expense for the six months ended June 30, 2012 and 2011 was $7.7 million and $8.0 million, respectively. Interest expense for the six months ended June 30, 2012 included $2.5 million of contractual 2.00% coupon interest and $4.5 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. Amortization of deferred financing costs was $0.9 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively. The $0.3 million increase was mainly due to the addition of convertible debt deferred financing fees amortization in 2012 and $0.2 million for the write-off of deferred financing fees as a result of the Company amending the credit facility in April 2012.
Other Expense and Income
For the six months ended June 30, 2012, foreign currency losses were $1.4 million, and foreign currency gains were $0.1 million for the six months ended June 30, 2011. The $1.5 million change is primarily attributable to increased volatility in foreign exchange rates, particularly the euro, impacting transactions denominated in foreign currencies partially offset by a realized gain on the settlement of one of the Company's foreign currency forward contracts during the six months ended June 30, 2012.
Income Tax Expense
Income tax expense of $14.7 million and $8.9 million for the six months ended June 30, 2012 and 2011, respectively, represents taxes on both U.S. and foreign earnings at an effective income tax rate of 31.3% and 32.5%, respectively. The decrease in the effective tax rate, for the six months ended June 30, 2012 compared to the prior year period is primarily due to the decrease of gross unrecognized tax benefits and the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the federal statutory rate.

Net Income
As a result of the foregoing, reported net income attributable to the Company for the six months ended June 30, 2012 and 2011 was $32.0 million and $18.1 million, respectively.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
The Company had a $200.0 million senior credit facility (the “Senior Credit Facility”) until April 25, 2012, which consisted of a $65.0 million term loan and a $135.0 million revolving credit facility with a scheduled maturity date of May 18, 2015. Under the terms of the facility, 10% of the $65.0 million term loan was payable in quarterly installments of $1.6 million with the balance due in 2015. The Senior Credit Facility was amended on April 25, 2012 with a five-year $375.0 million senior credit facility (the "Restated Credit Facility"), which consists of a $75.0 million term loan (the "Term Loan") and a $300.0 million revolving credit facility (the "Revolving Credit Facility"), and the maturity date was extended two years until April 25, 2017. The Company recorded $1.5 million in deferred financing costs related to the Restated Credit Facility which is being amortized over the five-year term of the loan. The Restated Credit Facility also includes an expansion option permitting the Company to add up to an aggregate $150.0 million in term loans or revolving credit commitments from its existing and potential new lenders. Loans under the Restated Credit Facility bear interest, at the applicable Borrower's election, at either LIBOR or the greatest of (a) the JPMorgan prime rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1% and (c) the Adjusted LIBOR Rate (as defined in the Restated Credit Facility) for a one month Interest Period on such day (or if such day is not a business day, the immediately preceding business day) plus 1%, plus a margin that varies with the Company's net debt to EBITDA ratio. Under the terms of the Restated Credit Facility, 5% of the $75.0 million Term Loan is payable annually in quarterly installments over the first three years, 10% is payable annually in quarterly installments over the final two years, and the remaining balance is due on April 25, 2017. Significant financial covenants for the Restated Credit Facility include a maximum net debt to EBITDA ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0, which are the same limits that applied under the prior Senior Credit Facility. As of June 30, 2012, there was $74.1 million outstanding under the Term Loan and no borrowings outstanding under the Revolving Credit Facility . As of June 30, 2012, the Company had $38.2 million of letters of credit and bank guarantees supported by the revolving portion of the Restated Credit Facility and availability was $261.8 million. The Company was in compliance with all covenants, including its financial covenants, as of June 30, 2012.
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
In October 2011, Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd., a wholly-owned subsidiary of the Company, entered into three separate banking facilities (the "Foreign Facilities") which include a bonding/guarantee facility, a revolving line of credit, and an overdraft facility with 30.0 million, 60.0 million, and 10.0 million Chinese yuan in borrowing capacity, respectively. The Foreign Facilities are guaranteed by the Company. The revolving line of credit has a time to maturity of up to twelve months and was recorded as short-term debt at the date of issuance. As of June 30, 2012, the Company had $4.7 million of borrowings outstanding under the revolving line of credit. As of June 30, 2012, there were no amounts outstanding under the overdraft facility or the bonding/guarantee facility.
Chart Ferox, a.s., or Ferox, our wholly-owned subsidiary that operates in the Czech Republic, maintains secured revolving credit facilities with capacity of up to 175.0 million Czech korunas. Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. As of June 30, 2012, there were $1.5 million of bank guarantees supported by such facilities.

Sources and Use of Cash
Our cash and cash equivalents totaled $254.7 million as of June 30, 2012, a decrease of $2.2 million from the balance as of December 31, 2011. As of June 30, 2012, cash of approximately $94.7 million was maintained in accounts in various foreign subsidiaries and is used to meet the liquidity needs of our foreign subsidiaries. No material restrictions exist in accessing cash held by our foreign subsidiaries and we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring the resulting incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. Based on the foregoing, we believe that there is low risk that our cash and cash equivalents will not be a source of liquidity for us.
Cash used in operating activities for the six months ended June 30, 2012 was $4.9 million compared with cash used in operating activities of $14.8 million for the six months ended June 30, 2011. The decrease of $9.9 million in cash used in operations was the result of the increase in net income offset by an increase in accounts receivable and an increase in cash used to fund inventory purchases as LNG related business opportunities improved.
Cash used in investing activities for the six months ended June 30, 2012 was $16.8 million compared to cash used in investing activities of $11.7 million for the six months ended June 30, 2011. Capital expenditures for the six months ended June 30, 2012 were $16.8 million compared with $10.4 million for the six months ended June 30, 2011. Major capital expenditures for the six months ended June 30, 2012 included capacity expansion projects in D&S and E&C in response to strong order intake and expected future growth.
Cash provided by financing activities for the six months ended June 30, 2012 and 2011 was $21.1 million and $7.2 million, respectively. During the six months ended June 30, 2012, the Company received $21.4 million in proceeds from its Restated Credit Facility offset by $1.5 million in payments for financing fees. Also during the six months ended June 30, 2012, the Company received $1.8 million in proceeds for stock option exercises offset by $2.6 million in scheduled quarterly principal payments on the term loan portions of both the former Senior Credit Facility and Restated Credit Facility. The Company also had a $6.4 million tax benefit from the exercise of stock options offset by $4.5 million for common stock repurchases during the six months ended June 30, 2012.
Cash Requirements
The Company does not anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2012. Management anticipates the Company will be able to satisfy cash requirements for its ongoing business for the foreseeable future with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facilities. We expect to use our Revolving Credit Facility and cash on hand to fund the $170.0 million cash purchase price associated with the acquisition of AirSep Corporation plus legal and closing fees and up to $6.5 million to pay down a portion of the $10.0 million assumed debt. We also expect capital expenditures for the remainder of 2012 to be in the range of $40.0 to $50.0 million primarily for continued automation, process improvements and/or expansions at existing manufacturing facilities, support of anticipated business growth in specific product lines and acquisition integration.
For the remainder of 2012, the Company is forecasting to use approximately $3.3 million for scheduled interest payments under the Restated Credit Facility and Convertible Notes. We were also required to make quarterly principal payments of $0.9 million for the remainder of the 2012 under the Restated Credit Facility. In addition, our forecasts for the remainder of 2012 contemplate the use of approximately $28.0 to $29.0 million of cash to pay U.S. and foreign income taxes and approximately $1.3 million of cash to fund our defined benefit pension plans under ERISA funding requirements.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or penalties. Our backlog as of June 30, 2012 was $648.1 million compared to $659.3 million as of March 31, 2012.

The following table sets forth orders and backlog by segment for the periods indicated:

	Three Months Ended
	June 30, 2012	March 31, 2012
Orders
Energy & Chemicals	$58,119	$208,108
Distribution & Storage	121,376	138,589
BioMedical	48,459	38,431
Total	$227,954	$385,128
Backlog
Energy & Chemicals	$424,005	$442,810
Distribution & Storage	211,963	203,606
BioMedical	12,173	12,844
Total	$648,141	$659,260
E&C orders for the three months ended June 30, 2012 were $58.1 million compared to $208.1 million for the three months ended March 31, 2012. E&C had orders in excess of $150 million for two large LNG baseload projects in Australia during the first quarter of 2012. E&C backlog totaled $424.0 million at June 30, 2012, compared to $442.8 million at March 31, 2012.
D&S orders for the three months ended June 30, 2012 were $121.4 million compared to $138.6 million for the three months ended March 31, 2012. D&S order trends were strong in China which partially offset shortfalls in Europe. D&S backlog totaled $212.0 million at June 30, 2012 compared to $203.6 million at March 31, 2012.
BioMedical orders for the three months ended June 30, 2012 were $48.5 million compared to $38.4 million for the three months ended March 31, 2012 due to strong order trends in the U.S. and Asia, offset by weaker orders from Europe. BioMedical backlog at June 30, 2012 totaled $12.2 million compared to $12.8 million at March 31, 2012.
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
Forward-Looking Statements
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements”. These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A– “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2011), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the loss of, or a significant reduction or delay in purchases by our largest customers;

•	the fluctuations in energy prices;

•	governmental energy policies could change, or expected changes could fail to materialize;

•	the potential for negative developments in the natural gas industry related to hydraulic fracturing;

•	competition in our markets;

•	economic downturns and deteriorating financial conditions;

•	our ability to manage our fixed-price contract exposure;

•	our reliance on the availability of key supplies and services;

•	degradation of our backlog as a result of modification or termination of orders;

•	our ability to successfully manage our planned operational expansions;

•	changes in government health care regulations and reimbursement policies;

•	general economic, political, business and market risks associated with our global operations including the recent instability in North Africa and the Middle East and any expansion thereof;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies, including the successful closing and integration of the AirSep acquisition;

•	fluctuations in foreign currency exchange rates and interest rates;

•	financial distress of third parties;

•	the loss of key employees;

•	the pricing and availability of raw materials;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	litigation and disputes involving us, including the extent of product liability, warranty, contract, employment and environmental claims asserted against us;

•	United States Food and Drug Administration and comparable foreign regulation of our products;

•	the impairment of our goodwill and other indefinite-lived intangible assets;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	additional liabilities related to taxes;

•	the underfunded status of our pension plan;

•	our ability to continue our technical innovation in our product lines;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	disruptions in our operations due to severe weather;

•	potential violations of the Foreign Corrupt Practices Act;

•	increased government regulation;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	technological security threats;

•	risks associated with our indebtedness, leverage, debt service and liquidity;

•	potential dilution to existing holders of our common stock as a result of the conversion of our convertible debt;

•	fluctuations in the price of our stock; and

•	other factors described in herein.
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
Interest Rate Risk: The Company’s primary interest rate risk exposure results from the Restated Credit Facility's various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from June 30, 2012 rates, and assuming no changes in debt from the June 30, 2012 levels, the additional annual expense would be approximately $1.5 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposure is with the euro, the British pound, the Czech koruna, the Japanese yen and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At June 30, 2012, the Company had foreign exchange contracts with notional amounts of (i) 26,600,000 euros to sell against the U.S. dollar, (ii) 3,040,000 euros to sell against the Czech koruna, (iii) 1,250,000 Polish złoty to sell against the euro, (iv) 60,000,000 Japanese yen to sell against the U.S. dollar, (v) 900,000 British pounds to sell against the U.S. dollar, (vi) 1,500,000 Norwegian kroner to sell against the euro, (vii) 760,000 British pounds to sell against the Czech koruna, (viii) 200,000 Canadian dollars to sell against the U.S. dollar, and (ix) 350,000 British pounds to sell against the euro. At June 30, 2012, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.
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
The Company also entered into separate warrant transactions with the Option Counterparties initially relating to the number of shares of the Company’s common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the price per share of the Company's common stock exceeds the strike price of the warrants unless the Company elects, subject to certain conditions, to settle the warrants in cash. The cap price of the capped call transactions and the strike price of the warrant transactions was initially $84.96 per share. Further information is located in Note C to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures
As of June 30, 2012, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

c.)
During the second quarter of 2012, we repurchased 274 shares of common stock to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $19,000. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended June 30, 2012.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2012	111	$72.99	—	$—
May 1 – 31, 2012	163	64.14	—	—
June 1 – 30, 2012	—	—	—	—
Total	274	$67.73	—	$—

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

10.1
Amended and Restated Credit Agreement, dated April 25, 2012, among Chart Industries, Inc., Chart Industries Luxembourg S.à r.l., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on 8-K filed with the SEC on April 26, 2012 (File No. 001-11442)).

10.2
Amended and Restated Guarantee and Collateral Agreement, dated April 25, 2012, among Chart Industries, Inc., certain subsidiaries of Chart Industries, Inc., and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on 8-K filed with the SEC on April 26, 2012 (File No. 001-11442)).

10.3
Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement filed with the SEC on April 10, 2012 (File No. 001-11442)).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (x)

32.1	Section 1350 Certification of Chief Executive Officer (xx)

32.2	Section 1350 Certification of Chief Financial Officer (xx)

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii)

Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow, (iv) the Notes to Condensed Consolidated Financial Statements. *
(x) Filed herewith
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

Chart Industries, Inc.
(Registrant)

Date:	August 2, 2012	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)