Form 10-Q
period 2012-09-30
CHART INDUSTRIES INC
filed 2012-11-01
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
At November 1, 2012, there were 30,015,307 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$105,775	$256,861
Accounts receivable, less allowances of $4,402 and $2,360	181,170	131,904
Inventories, net	204,779	149,822
Unbilled contract revenue	25,462	25,247
Prepaid expenses	13,403	7,088
Deferred income taxes	29,323	14,004
Other current assets	11,959	12,703
Total Current Assets	571,871	597,629
Property, plant and equipment, net	158,672	137,301
Goodwill	387,242	288,770
Identifiable intangible assets, net	194,631	140,553
Other assets, net	10,820	10,222
TOTAL ASSETS	$1,323,236	$1,174,475
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$85,416	$84,297
Customer advances and billings in excess of contract revenue	106,438	102,996
Accrued salaries, wages and benefits	27,228	29,108
Current portion of warranty reserve	20,187	13,181
Short-term debt	23,157	4,758
Current portion of long-term debt	3,750	6,500
Other current liabilities	28,170	24,653
Total Current Liabilities	294,346	265,493
Long-term debt	250,640	223,224
Long-term deferred tax liability, net	68,425	43,945
Accrued pension liabilities	13,841	15,905
Other long-term liabilities	17,002	12,357
Equity
Chart Industries’ shareholders’ equity:
Common stock, par value $.01 per share – 150,000,000 shares authorized, 30,000,390 and 29,612,684 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	300	296
Additional paid-in capital	345,707	333,034
Retained earnings	325,251	274,716
Accumulated other comprehensive income	4,357	2,993
Total Chart Industries, Inc. shareholders’ equity	675,615	611,039
Noncontrolling interest	3,367	2,512
Total equity	678,982	613,551
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,323,236	$1,174,475
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$254,249	$211,311	$710,294	$574,950
Cost of sales	176,237	144,680	490,596	393,503
Gross profit	78,012	66,631	219,698	181,447
Selling, general and administrative expenses	42,170	34,127	117,522	105,326
Amortization expense	3,810	3,342	10,130	9,947
Impairment of intangible assets	—	—	3,070	—
Loss on disposal of assets	—	119	—	1,335
	45,980	37,588	130,722	116,608
Operating income	32,032	29,043	88,976	64,839
Other expenses (income):
Interest expense, net	4,006	6,361	11,657	14,358
Financing costs amortization	326	445	1,203	1,094
Foreign currency losses (gains)	461	(2,390)	1,879	(2,533)
	4,793	4,416	14,739	12,919
Income before income taxes	27,239	24,627	74,237	51,920
Income tax expense	8,354	7,122	23,064	15,992
Net income	18,885	17,505	51,173	35,928
Noncontrolling interest, net of tax	369	(35)	638	267
Net income attributable to Chart Industries, Inc.	$18,516	$17,540	$50,535	$35,661
Net income attributable to Chart Industries, Inc. per common share – basic	$0.62	$0.60	$1.70	$1.23
Net income attributable to Chart Industries, Inc. per common share – diluted	$0.61	$0.59	$1.68	$1.19
Weighted average number of common shares outstanding – basic	29,839	29,288	29,743	29,088
Weighted average number of common shares outstanding – diluted	30,243	29,966	30,168	29,871

Comprehensive income, net of tax	$21,428	$6,459	$52,537	$32,292
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of tax	369	(35)	638	267
Comprehensive income attributable to Chart Industries, Inc., net of tax	$21,059	$6,494	$51,899	$32,025

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$51,173	$35,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,771	20,410
Interest accretion of convertible notes discount	6,764	1,421
Employee share-based compensation expense	5,711	4,208
Financing costs amortization	1,203	1,094
Foreign currency losses (gains)	3,095	(1,559)
Loss on disposal of assets	—	1,335
Impairment of intangible assets	3,070	—
Reversal of contingent consideration liability	(4,620)	—
Other non-cash operating activities	(609)	(1,826)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(28,417)	(23,358)
Inventory	(22,594)	(21,283)
Unbilled contract revenues and other current assets	(3,882)	(10,244)
Accounts payable and other current liabilities	(18,134)	6,312
Customer advances and billings in excess of contract revenue	(1,058)	24,605
Net Cash Provided By Operating Activities	14,473	37,043
INVESTING ACTIVITIES
Capital expenditures	(28,951)	(15,161)
Proceeds from sale of assets	2,040	—
Acquisition of businesses, net of cash acquired	(182,450)	(37,680)
Other investing activities	(359)	388
Net Cash Used In Investing Activities	(209,720)	(52,453)
FINANCING ACTIVITIES
Proceeds from long-term debt	21,375	—
Borrowings on revolving credit facilities	18,387	—
Principal payments on long-term debt	(3,500)	(4,875)
Proceeds from issuance of convertible notes	—	250,000
Proceeds from issuance of warrants	—	48,848
Payment for call options related to convertible notes	—	(66,486)
Payment of deferred financing costs	(1,445)	(7,340)
Proceeds from exercise of options	3,324	5,101
Tax benefit from exercise of stock options	7,934	6,984
Payment of contingent consideration	(1,300)	(1,300)
Common stock repurchases	(4,537)	(1,090)
Net Cash Provided By Financing Activities	40,238	229,842
Effect of exchange rate changes on cash	3,923	2,501
Net (decrease) increase in cash and cash equivalents	(151,086)	216,933
Cash and cash equivalents at beginning of period	256,861	165,112
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,775	$382,045
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2012
(Dollars and shares in thousands, except per share amounts)
NOTE A — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
Reclassifications: Certain reclassifications have been made to the 2011 condensed consolidated balance sheet and condensed consolidated cash flow statement in order to conform to the 2012 presentation.
Nature of Operations: The Company is a leading global manufacturer of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in medical respiratory equipment and cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and end-use of industrial gases and hydrocarbons. The Company has domestic operations located across the United States, including the principal executive offices located in Ohio, and an international presence in Asia, Australia and Europe.
Cost of Sales: Manufacturing expenses associated with sales are included in cost of sales. Cost of sales includes all materials, direct and indirect labor, inbound freight, purchasing and receiving, inspection, internal transfers and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs, manufacturing engineering, project management and depreciation expense for assets used in the manufacturing process are included in cost of sales.
Selling, General and Administrative Costs (SG&A): SG&A includes selling, marketing, customer service, product management, design engineering, and other administrative costs not directly supporting the manufacturing process as well as depreciation and amortization expense associated with non-manufacturing assets. In addition, SG&A includes corporate operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and share-based compensation expense.
Cash and Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. The December 31, 2011 balances include money market investments, certificates of deposit, and commercial paper. As of September 30, 2012, Chart Cryogenic Distribution Equipment (Changzhou) Company Limited, a joint venture of the Company, and Chart Cryogenic Engineering Systems (Changzhou) Company Limited held $1,055 and $844 in restricted cash on deposit, respectively, to cover guarantees.
Short-Term Investments: From time to time, the Company invests in short-term, highly liquid, variable rate instruments, which have stated maturities of greater than three months but less than six months. These short-term investments are recorded at cost which approximates fair value. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, classifies investment securities as current assets. There were no short term investments at September 30, 2012 or December 31, 2011.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

Inventories: Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	September 30, 2012	December 31, 2011
Raw materials and supplies	$84,686	$64,832
Work in process	46,719	36,045
Finished goods	73,374	48,945
	$204,779	$149,822
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
Product Warranties: The Company provides product warranties with varying terms and durations for the majority of its products. The Company calculates its warranty reserve by considering historical warranty experience and specifically identified warranty issues. The Company records warranty expense in cost of sales. Product warranty claims not expected to occur within one year are recorded in other long-term liabilities in the condensed consolidated balance sheets. Actual experience could differ from the amounts estimated requiring adjustments to the liability in future periods. The changes in the Company’s consolidated warranty reserve during the three and nine months ended September 30, 2012 and 2011 are as follows (see Note G for further details on the acquired warranty reserves):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$11,248	$12,849	$13,181	$13,372
Warranty expense	2,741	1,631	6,343	5,233
Warranty usage	(3,722)	(1,949)	(9,257)	(6,074)
Acquired warranty reserves	18,779	817	18,779	817
Ending balance	$29,046	$13,348	$29,046	$13,348
Goodwill and Other Intangible Assets: The Company does not amortize goodwill or other indefinite-lived intangible assets, but reviews them at least annually for impairment, and on an interim basis if necessary, using a measurement date of October 1st. The Company amortizes intangible assets that have finite lives over their useful lives.
With respect to goodwill, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The reporting units are the same as our operating segments, which are also the reportable segments: Energy & Chemicals, Distribution & Storage, and BioMedical. The Company first evaluates relevant events and circumstances, such as macroeconomic conditions and the Company's overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company then evaluates how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weighs these factors in totality in forming a conclusion whether it is more likely than not that the fair value of a reporting unit

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, further goodwill impairment testing is not necessary. Otherwise, the Company would perform the first step of the two-step goodwill impairment test. As of October 1, 2011, and based on the Company's qualitative assessment, the Company determined that it was not more likely than not that the fair value was less than the carrying amount of each reporting unit and, therefore, the two-step goodwill impairment test was not necessary.
With respect to other indefinite-lived intangible assets, the Company determines the fair value of any indefinite-lived intangible asset using an income approach, compares the fair value to its carrying amount and records an impairment loss if the carrying amount exceeds its fair value. The Company uses the relief from royalty method to develop fair value estimates for trade names and trademarks. This method focuses on the level of royalty payments that the user of an intangible asset would be willing to pay for the use of the asset if it were not owned by the user. This method has been consistently applied between years. As of October 1, 2011, the Company determined that the fair values of trademarks, trade names, and in-process research and development exceeded their carrying amounts. For the nine months ended September 30, 2012, the Company recorded an impairment loss of $3,070 resulting in the elimination of in-process research & development (IPR&D) intangible assets related to a prior BioMedical segment acquisition. During the second quarter of 2012, higher forecasted costs and project delays represented impairment indicators requiring the Company to re-evaluate the fair value of the IPR&D intangible assets. The Company conducted an impairment test in accordance with Accounting Standards Codification (ASC) 350-30 "General Intangibles Other Than Goodwill" based on the multi-period excess earnings valuation method which determines fair value based on the present value of the prospective net cash flow attributable to the intangible asset. The Company determined that the fair value of the IPR&D intangible assets was zero and impaired the intangible assets by a value equal to their carrying amount.
The following table displays the gross carrying amount and accumulated amortization for all intangible assets:

		September 30, 2012		December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived assets:
Unpatented technology	9 years	$41,461	$(10,305)	$18,113	$(9,024)
Patents	10 years	8,980	(6,914)	9,080	(5,434)
Product names	14 years	9,281	(2,261)	5,638	(1,818)
Customer relations	13 years	165,192	(56,018)	130,488	(48,840)
		$224,914	$(75,498)	$163,319	$(65,116)
Indefinite-lived intangible assets:
Trademarks and trade names		$45,215		$39,280
In-process research and development		—		3,070
		$45,215		$42,350
The following table represents the changes in goodwill:

Balance as of January 1, 2012	$288,770
Foreign currency adjustments	(177)
Acquisition of AirSep Corporation	98,649
Balance as of September 30, 2012	$387,242

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

Amortization expense for intangible assets subject to amortization was $3,810 and $3,342 for the three months ended September 30, 2012 and 2011, respectively, and $10,130 and $9,947 for the nine months ended September 30, 2012 and 2011. The Company estimates amortization expense to be recognized during the next five years as follows:

For the Year ending December 31,
2012	$15,100
2013	18,900
2014	17,600
2015	15,900
2016	14,100
Share-based Compensation: The Company records share-based compensation to employees and directors, including grants of employee stock options, to be measured at fair value on the date of grant and expensed over the vesting period.
During the nine months ended September 30, 2012, the Company granted 104 stock options, 31 shares of restricted stock and stock unit awards, 15 performance stock units, and 18 leveraged restricted stock units. Non-employee directors received 4 stock awards with a fair value of $274. During the nine months ended September 30, 2012, participants in the Company's stock option plans exercised options to purchase 286 shares of the Company's common stock.
The stock options vest ratably over a four year period. Restricted stock and stock unit awards generally vest ratably over a three year period, and performance stock units and leveraged restricted stock units vest at the end of three years based on the achievement of certain performance and market conditions.
Share-based compensation expense was $1,530 and $1,407 for the three months ended September 30, 2012 and 2011, respectively, and $5,711 and $4,208 for nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the total share-based compensation expected to be recognized over the weighted average period of approximately 1.9 years is $8,075.

Convertible Debt: The Company determined that the embedded conversion feature within the Convertible Senior Subordinated Notes (the “Convertible Notes”) was clearly and closely related to the Company’s common stock and therefore exempt from separate accounting treatment under ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” Convertible Notes exempt from derivative accounting are recognized according to ASC 470-20, “Debt with Conversion and Other Options” by bifurcating the principal balance into a liability component and an equity component where the fair value of the liability component is estimated by calculating the present value of its cash flows discounted at an interest rate that the Company would have received for similar debt instruments that have no conversion rights (the “straight-debt rate”), and the equity component is the residual amount, net of tax, which creates a discount on the Convertible Notes. The Company recognizes non-cash interest accretion expense related to the carrying amount of the Convertible Notes which is accreted back to its principal amount over the expected life of the debt, which is also the stated life of the debt.
Recently Issued Accounting Pronouncements: In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (Topic 220).” The amendments were made to allow the FASB time to consider whether there should be additional presentation and disclosure requirements for reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The adoption of this guidance did not have a material impact on the financial statements of the Company.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Topic 820).” The amendments in the ASU aim to align the principles for fair value measurements and the related disclosure requirements in accordance with U.S. GAAP and IFRS. This ASU mainly contains clarifications such as the specification that the "highest and best use" valuation concept for fair value measurements is relevant only when measuring the fair value of nonfinancial assets and is not relevant when measuring the fair value of financial assets or of liabilities. The ASU also requires new disclosures under U.S. GAAP such as quantitative information about the unobservable inputs used in a fair value measurement that is categorized within the Level 3 of the fair value hierarchy. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, the British pound, the Czech koruna, the Japanese yen, and the Chinese yuan. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Changes in their fair value are recorded in the condensed consolidated statements of income and comprehensive income as foreign currency gains or losses. The changes in fair value generated net losses of $1,068 and $1,379 for the three months ended September 30, 2012 and 2011, respectively, and a net loss and a net gain of $1,619 and $1,943 for the nine months ended September 30, 2012 and 2011, respectively.
As of September 30, 2012, the Company held forward currency contracts to sell (in thousands): (i) 48,700 euros against the U.S. dollar, (ii) 2,280 euros against the Czech koruna, (iii) 800 Australian dollars against the U.S. dollar, (iv) 60,000 Japanese yen against the U.S. dollar, (v) 700 British pounds against the U.S. dollar, (vi) 510 British pounds against the Czech koruna, (vii) 980 U.S. dollars against the Czech koruna, and (viii) 200 British pounds against the euro. As of September 30, 2012, the fair value of the Company’s derivative assets and liabilities representing foreign currency forward contracts was $11 and $1,655, respectively, and were recorded in the condensed consolidated balance sheet as other current assets and liabilities.
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
The fair value of the Company’s term loan portions of both the Restated Credit Facility (Term Loan) and the former Senior Credit Facility (as defined in Note C below) is estimated based on the present value of the underlying cash flows discounted using market interest rates. Under this method, the fair value of the Company’s Term Loan approximated its carrying amount as of September 30, 2012, and the fair value of the former Senior Credit Facility approximated its carrying amount as of December 31, 2011. The Company’s Term Loan and former Senior Credit Facility were valued using observable inputs and, accordingly, are classified as being valued using Level 2 inputs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

The fair value of the Convertible Notes exceeded its carrying amount by approximately 131% as of September 30, 2012 and approximately 108% as of December 31, 2011. The Convertible Notes are actively quoted instruments and, accordingly, are classified as being valued using Level 1 inputs. The fair value of the liability component of the Convertible Notes is based on the present value of its associated cash flows using a market interest rate for similar debt instruments without a conversion feature. The liability component of the Convertible Notes uses observable inputs other than quoted prices for similar liabilities in active markets and, accordingly, is classified as being valued using Level 2 inputs.
The estimated fair value of total contingent consideration relating to acquisitions in prior years as of September 30, 2012 and December 31, 2011 was $1,990 and $7,067, respectively, and was valued using a discounted cash flow approach, which includes assumptions for the probabilities of achieving gross sales or gross profit targets and the discount rate applied to the projected payments. The increase in fair value of total contingent consideration for the three months ended September 30, 2012 included increases of $73 and $15 related to prior BioMedical and Distribution & Storage acquisitions, respectively. The decrease in fair value of total contingent consideration for the nine months ended September 30, 2012 of $5,077 included a decrease of $4,236 related to a prior BioMedical acquisition offset by an increase of $459 related to a prior Distribution & Storage acquisition. There was also a $1,300 payment related to a prior Distribution & Storage acquisition during the nine months ended September 30, 2012. The majority of the decrease in fair value was caused by an adjustment to a contingent consideration obligation related to a prior BioMedical segment acquisition as a result of higher forecasted costs and delays of certain BioMedical projects. As noted in the Goodwill and Other Intangible Assets paragraph in Note A above, the Company determined that it would no longer meet the forecasted gross profit target required to satisfy its contingent consideration obligation. Therefore, the fair value of the contingent consideration obligation was determined to be zero.
The changes in fair value of contingent consideration were recorded as selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income. Based on achieving gross sales targets, the remaining maximum potential payout related to another prior BioMedical acquisition is $3,000. The valuation of contingent consideration is valued utilizing Level 3 inputs with reasonably available assumptions consistent with those made by other market participants.
NOTE C — Debt and Credit Arrangements
In August 2011, the Company issued Convertible Notes in the aggregate principal amount of $250,000 in an offering registered under the Securities Act of 1933, as amended. The net proceeds from the offering were approximately $242,700 after deducting the underwriters’ discount and offering expenses. The Convertible Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on February 1 and August 1 of each year which began on February 1, 2012. The Convertible Notes mature on August 1, 2018.
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
Prior to May 1, 2018, the Convertible Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2011 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price for the Convertible Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which, as determined following a request by a holder of Convertible Notes as provided in the bond indenture (the “Indenture”), the trading price per $1,000 principal amount of Convertible Notes for each trading day of such Measurement Period was less than 97% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate for the Convertible Notes on each such trading day; or (3) upon the occurrence of specified corporate events pursuant to the terms of the Indenture. On or after May 1, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders of the Convertible Notes may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. It is the Company’s intention to settle any excess conversion value in shares of the Company’s common stock.
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

As of September 30, 2012, the Convertible Notes were not subject to conversion.
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
At the issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885 which was recorded as long-term debt and an equity component of $79,115 which was recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represents the Company’s interest rate for similar debt instruments without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. For the three and nine months ended September 30, 2012, interest expense for the Convertible Notes was $3,549 and $10,514, respectively, which included $1,250 and $3,750 of contractual 2.00% coupon interest, respectively, and $2,299 and $6,764 of non-cash interest accretion expense related to the carrying value of the Convertible Notes, respectively. For both the three and nine months ended September 30, 2011, interest expense for the Convertible Notes was $2,254, which included $833 and $1,421 in coupon interest and interest accretion expense, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277 with $2,303 recorded as a reduction in additional paid-in-capital. This balance of $4,974 is being amortized over the term of the Convertible Notes. For the three and nine months ended September 30, 2012, total expense associated with the amortization of debt issuance costs was $178 and $533, respectively.
The following table represents the principal balance, the unamortized discount and the net carrying amount of the liability component and the carrying amount of the equity component of the Convertible Notes:

	September 30, 2012	December 31, 2011
Principal balance of liability component	$250,000	$250,000
Unamortized discount	(68,735)	(75,526)
Carrying amount of liability component	$181,265	$174,474
Equity component, net of deferred taxes	$75,826	$75,502

The Company had a five-year $200,000 senior credit facility (the “Senior Credit Facility”) until April 25, 2012, which consisted of a $65,000 term loan and a $135,000 revolving credit facility (the “Revolver”) with a scheduled maturity date of May 18, 2015. The Revolver included a $25,000 sub-limit for the issuance of swingline loans and a $50,000 sub-limit to be used for letters of credit. There was a foreign currency limit of $40,000 under the Revolver which could be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permitted borrowings up to $40,000 under the Revolver made by the Company’s wholly-owned subsidiary, Chart Industries Luxembourg S.à r.l. The Senior Credit Facility was amended and restated on April 25, 2012 with a five-year $375,000 senior credit facility (the "Restated Credit Facility"), which consists of a $75,000 term loan (the "Term Loan") and a $300,000 revolving credit facility (the "Revolving Credit Facility"), and the maturity date was extended two years until April 25, 2017. The Revolving Credit Facility includes a $25,000 sub-limit for the issuance of swingline loans and a $100,000 sub-limit to be used for letters of credit. There is a foreign currency limit of $50,000 under the Revolving Credit Facility which could be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $50,000 under the Revolver made by the Company’s wholly-owned subsidiary, Chart Industries Luxembourg S.à r.l. The Company recorded $1,445 in deferred financing costs related to the Restated Credit Facility which is being amortized over the five-year term of the loan. In accordance with loan modification accounting guidance, the Company recorded a $232 charge to write off a portion of the remaining deferred financing fees associated with the former Senior Credit Facility. The Restated Credit Facility also includes an expansion option permitting the Company to add up to an aggregate of $150,000 in term loans or revolving credit commitments from its existing and potential new lenders. Loans under the Restated Credit Facility bear interest, at the applicable Borrower's election, at either LIBOR or the greatest of (a) the JPMorgan prime rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1% or (c) the Adjusted LIBOR Rate (as defined in the Restated Credit Facility) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1%, plus a margin that varies with the Company's net debt to EBITDA ratio. Under the terms of the Restated Credit Facility, 5% of the $75,000 Term Loan is payable annually in quarterly installments over the first three years, 10% is payable annually in quarterly installments over the final two years, and the remaining balance is due on April 25, 2017.

The Restated Credit Facility contains a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. Significant financial covenants for the Restated Credit Facility include a maximum net debt to EBITDA ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0, which are the same limits that applied under the prior Senior Credit Facility. As of September 30, 2012, the Company was in compliance with all covenants. As of September 30, 2012, there was $73,125 outstanding under the Term Loan, $18,387 of borrowings outstanding under the Revolving Credit Facility (average interest rate of 4.25%), and $26,422 in letters of credit issued. As of September 30, 2012, availability under the Revolving Credit Facility was $255,191. The obligations under the Restated Credit Facility are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company’s U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the Restated Credit Facility) that are owned by U.S. subsidiaries.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

On October 17, 2011, the Company redeemed the $163,175 outstanding principal amount of its 9-1/8% Subordinated Notes which were due in 2015. The redemption price was 103.042% of the principal amount plus accrued and unpaid interest to, but not including, the redemption date, which totaled approximately $175,600. In conjunction with the redemption of the Subordinated Notes, the Company recorded a $4,964 call premium and additional amortization of $2,969 for the write-off of the remaining deferred financing fees related to the Subordinated Notes.
In October 2011, Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd., a wholly-owned subsidiary of the Company, entered into three separate banking facilities (the "Foreign Facilities") which include a bonding/guarantee facility, a revolving line of credit, and an overdraft facility with 30,000, 60,000, and 10,000 Chinese yuan (in thousands) in borrowing capacity, respectively. The Foreign Facilities are guaranteed by the Company. The revolving line of credit has a time to maturity of up to twelve months and was recorded as short-term debt at the date of issuance. As of September 30, 2012, the Company had $4,770 of borrowings outstanding under the revolving line of credit. As of September 30, 2012, there were no amounts outstanding under the overdraft facility or the bonding/guarantee facility.
Chart Ferox, a.s. (Ferox), a wholly-owned subsidiary of the Company, maintains secured credit facilities with capacity of up to 175,000 thousand Czech koruna. Ferox maintains two separate facilities. Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. None of the facilities allow revolving credit borrowings, including overdraft protection. Under this first facility, Ferox must pay letter of credit and guarantee fees equal to: (i) 0.70% p.a. on the face amount of each guarantee or letter of credit for maturities of up to 1 year, (ii) 0.80% p.a. for maturities between 1 and 3 years, and (iii) 1.20% p.a. for maturities between 3 and 5 years. Under the second facility, Ferox must pay letter of credit and guarantee fees equal to 0.70% p.a. on the face amount of each guarantee or letter of credit. Ferox is not required to pay a commitment fee to the lender under the second facility. Ferox’s land, buildings and accounts receivable secure the credit facilities. As of September 30, 2012, there were bank guarantees of $897 supported by the Ferox credit facilities.
NOTE D — Restructuring Activities
The Company recorded $359 and $390 for the three and nine months ended September 30, 2012, respectively, in restructuring costs for employee separation benefits primarily related to the integration of SeQual Technologies Inc. These charges were recorded in cost of sales ($318 and $349 for the three and nine months ended September 30, 2012, respectively) and selling, general and administrative expenses ($41 for both the three and nine months ended September 30, 2012).
The Company recorded $696 and $2,905 for the three and nine months ended September 30, 2011, respectively, in restructuring costs related to the closure of the Plainfield, Indiana BioMedical manufacturing facility. The Company also recorded $372 and $1,353 for the three and nine months ended September 30, 2011, respectively, for employee separation benefits related to the integration of SeQual Technologies, Inc. An additional $733 was recorded for the nine months ended September 30, 2011 related to various restructuring efforts across the Company. These charges were recorded in cost of sales ($696 and $1,661 for the three and nine months ended September 30, 2011, respectively) and selling, general and administrative expenses ($372 and $2,114 for the three and nine months ended September 30, 2011, respectively), and a $1,216 loss on disposal of assets for the nine months ended September 30, 2011.
The restructuring liability is recorded in other current liabilities on the condensed consolidated balance sheets. The following tables summarize the Company’s restructuring activities for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of July 1, 2012	$—	$6	$225	$—	$231
Restructuring charges	—	—	359	—	359
Cash payments and other	—	(4)	(329)	—	(333)
Balance as of September 30, 2012	$—	$2	$255	$—	$257

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

	Nine Months Ended September 30, 2012
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of January 1, 2012	$—	$115	$998	$—	$1,113
Restructuring charges	—	—	390	—	390
Cash payments and other	—	(113)	(1,133)	—	(1,246)
Balance as of September 30, 2012	$—	$2	$255	$—	$257

	Three Months Ended September 30, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of July 1, 2011	$—	$157	$1,966	$—	$2,123
Restructuring charges	—	—	1,068	—	1,068
Cash payments and other	—	(43)	(1,352)	—	(1,395)
Balance as of September 30, 2011	$—	$114	$1,682	$—	$1,796

	Nine Months Ended September 30, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of January 1, 2011	$103	$388	$2,088	$—	$2,579
Restructuring charges	—	26	4,528	437	4,991
Loss on disposal of assets	—	—	(1,216)	—	(1,216)
Cash payments and other	(103)	(300)	(3,718)	(437)	(4,558)
Balance as of September 30, 2011	$—	$114	$1,682	$—	$1,796
NOTE E — Earnings Per Share
The following table presents calculations of net income per share of common stock for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to Chart Industries, Inc.	$18,516	$17,540	$50,535	$35,661
Net income attributable to Chart Industries, Inc. per common share – basic	$0.62	$0.60	$1.70	$1.23
Net income attributable to Chart Industries, Inc. per common share – diluted	$0.61	$0.59	$1.68	$1.19
Weighted average number of common shares outstanding – basic	29,839	29,288	29,743	29,088
Dilutive effect of share-based awards	391	678	412	783
Dilutive effect of convertible debt	13	—	13	—
Weighted average number of common shares outstanding – diluted	30,243	29,966	30,168	29,871
Certain common shares that may be issuable upon the vesting of share-based awards and potential settlements under convertible note hedge and capped call transactions used to offset the dilutive effect of the Convertible Notes were not included in the computation of diluted earnings per share as they were anti-dilutive. There were 116 and 110 anti-dilutive shares for the three and nine months ended September 30, 2012, respectively, and 148 and 97 anti-dilutive shares for the three and nine months ended September 30, 2011, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE F — Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance as of July 1, 2012	$10,969	$(9,155)	$1,814
Other comprehensive income, net of tax	2,299	244	2,543
Balance as of September 30, 2012	$13,268	$(8,911)	$4,357

	Nine Months Ended September 30, 2012
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance as of January 1, 2012	$12,635	$(9,642)	$2,993
Other comprehensive income, net of tax	633	731	1,364
Balance as of September 30, 2012	$13,268	$(8,911)	$4,357

	Three Months Ended September 30, 2011
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance as of July 1, 2011	$22,166	$(4,945)	$17,221
Other comprehensive income (loss), net of tax	(11,137)	91	(11,046)
Balance as of September 30, 2011	$11,029	$(4,854)	$6,175

	Nine Months Ended September 30, 2011
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance as of January 1, 2011	$14,938	$(5,127)	$9,811
Other comprehensive income (loss), net of tax	(3,909)	273	(3,636)
Balance as of September 30, 2011	$11,029	$(4,854)	$6,175

NOTE G — Acquisitions
On August 30, 2012, the Company acquired 100% of the equity interests of AirSep Corporation (AirSep) for an aggregate cash purchase price of $182,450 (including approximately $2,800 in acquisition-related tax benefits acquired and $10,000 of debt which was retired upon completion of the acquisition). The fair value of the net assets acquired and goodwill at the date of acquisition were $83,801 and $98,649, respectively. The allocation of the purchase price was based on the fair value of assets acquired and liabilities assumed, and the related income tax impact of the acquisition adjustments. Goodwill was established due to the benefits that will be derived from the expansion of the Company's BioMedical segment oxygen concentrator business in the U.S. and Europe and growth potential for on-site air separation gas generation.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the AirSep acquisition on August 30, 2012. The Company is in the process of obtaining third-party valuations and finalizing other analyses; thus, these provisional measurements are subject to change:

Net assets acquired:
Accounts receivable, net	$24,280
Inventories, net	32,058
Prepaid expenses	586
Other current assets	3,837
Property, plant and equipment	5,370
Other assets	976
Accounts payable	(11,031)
Customer advances and billings in excess of contract revenue	(4,782)
Accrued salaries, wages and benefits	(1,837)
Other current liabilities	(288)
Current portion of warranty reserve	(9,920)
Other long-term liabilities	(11,359)
Net tangible assets acquired	27,890
Deferred income tax assets	13,051
Goodwill	98,649
Identifiable intangible assets	67,700
Long-term deferred tax liability	(24,840)
Net assets acquired	$182,450
AirSep provides warranties on certain of its products, generally for periods of five years or less. The warranty reserve is calculated by considering historical warranty experience and specifically identified warranty issues. AirSep had experienced a significant number of warranty claims in one of its product lines. As of the acquisition date, the Company estimated the expected number of additional product returns based on historical returns experience for this product line. This was then extrapolated to estimate future returns for the remaining warranty periods. Expected future returns were multiplied by the estimated cost to replace the unit to establish a warranty reserve.
AirSep's identifiable intangible assets mainly include customer relationships and technology and is also comprised of trade names, trademarks, and backlog.
For the period August 31, 2012 through September 30, 2012, AirSep added $8,638 to sales. For the same period, the acquisition of AirSep also reduced operating income by $854 which included $608 of intangible asset amortization expense, $855 in amortization expense due to the write up of inventory to fair value, and $278 in management retention expenses. For the three and nine months ended September 30, 2012, the Company recognized $418 and $1,134 of AirSep acquisition related costs, respectively, that were expensed in the current year. These costs are included in the condensed consolidated statements of income and comprehensive income in selling, general and administrative expenses.
On August 1, 2011, Chart Germany GmbH, a wholly-owned subsidiary of the Company, completed the acquisition of 100% of the equity interests of GOFA Gocher Fahrzeugbau GmbH and related companies (GOFA) for a total purchase price of €26,261, net of cash acquired, including a final working capital adjustment of €947. The fair value of the net assets acquired and goodwill at the date of acquisition were $28,372 and $11,438, respectively. The allocation of the purchase price was based on the fair value of assets acquired and liabilities assumed, and the related income tax impact of the acquisition adjustments. Goodwill was established due to the benefits that will be derived from the expansion of the Company's LNG distribution product offering in Europe. GOFA, located in Goch, Germany, designs, manufactures, sells and services cryogenic and noncryogenic mobile equipment. GOFA results are included in the Company’s Distribution & Storage segment and added $13,946 and $2,608 in sales and operating income, respectively, during the nine months ended September 30, 2012.
On April 1, 2011, Chart Inc. completed the acquisition of 100% of the equity of Clever Fellows Innovation Consortium, Inc. (CFIC) for a total potential purchase price of $5,000 in cash, of which $2,000 has been paid. The remaining portion of the

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

potential total purchase price represents contingent consideration to be paid over three years based on the attainment of certain revenue targets. The fair value of the net assets acquired and goodwill at the date of acquisition were $732 and $2,938, respectively. The goodwill was established due to the synergistic opportunities to enhance technology for cryogenic applications and grow sales in new product lines. CFIC is located in Troy, New York and develops and manufactures thermoacoustic technology products for cryogenic, heat transfer and related applications. CFIC's results are included in the Company’s BioMedical segment and added $1,198 in sales and reduced operating income by $1,561, during the nine months ended September 30, 2012.
Pro-forma information related to these acquisitions has not been presented because the impact on the Company’s consolidated results of operations is not material.
NOTE H — Income Taxes
The effective tax rate for the three and nine months ended September 30, 2012 of 30.7% and 31.1%, respectively, differs from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the federal statutory rate and the positive effect of the domestic production activities deduction. The effective tax rate for the three and nine months ended September 30, 2011 of 28.9% and 30.8%, respectively, differs from the federal statutory rate primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at lower rates than the U.S. federal statutory rate and the positive effect of the domestic production activities deduction.
As of September 30, 2012, the Company has recorded a $3,457 liability, in accordance with ASC 740-10-25 “Income Taxes,” for gross unrecognized tax benefits. This amount includes $968 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company's annual effective tax rate. During the third quarter of 2012, gross unrecognized tax benefits increased $1,921 due to tax positions taken on prior year returns. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2012, the Company had accrued approximately $114 for the payment of interest and penalties. During the first quarter of 2012, the Internal Revenue Service (IRS) completed an examination of the Company's amended U.S. income tax returns for 2005 and 2006. As a result of the completion of the examination, the Company's gross unrecognized tax benefits decreased by $905.
NOTE I — Employee Benefit Plans
The Company has one defined benefit pension plan which is frozen that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
The following table sets forth the components of net periodic pension expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest cost	$552	$603	$1,656	$1,809
Expected return on plan assets	(662)	(644)	(1,986)	(1,932)
Amortization of net loss	244	91	731	273
Total pension expense	$134	$50	$401	$150
NOTE J — Reportable Segments
The structure of the Company’s internal organization is divided into the following reportable segments, which are also the Company's operating segments: Energy and Chemicals (E&C), Distribution and Storage (D&S) and BioMedical. The Company’s reportable segments are business units that are each managed separately because they manufacture, offer and distribute distinct products with different production processes and sales and marketing approaches. The E&C segment sells brazed aluminum and air-cooled heat exchangers, cold boxes and liquefied natural gas vacuum-insulated pipe to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of industrial and natural gases. The D&S segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems, cryogenic flow meter systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The BioMedical segment sells medical respiratory products, biological storage systems and other oxygen products. Due to the nature of the products that each segment sells, there are no

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2012
(Dollars and shares in thousands, except per share amounts) – Continued

intersegment sales. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and share-based compensation expenses that are not allocated to the reporting segments.
The Company evaluates performance and allocates resources based on operating income or loss from continuing operations before net interest expense, financing costs amortization expense, foreign currency gain or loss, income taxes and noncontrolling interest. The accounting policies of the reportable segments are the same as those described in Note A.
Information for the Company’s reportable segments and its corporate headquarters is presented below:

	Three Months Ended September 30, 2012
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$82,968	$117,752	$53,529	$—	$254,249
Operating income (loss)	17,057	19,948	7,051	(12,024)	32,032

	Nine Months Ended September 30, 2012
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$228,921	$336,278	$145,095	$—	$710,294
Operating income (loss)	44,785	54,447	25,498	(35,754)	88,976

	Three Months Ended September 30, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$57,777	$100,911	$52,623	$—	$211,311
Operating income (loss)	12,584	16,109	8,548	(8,198)	29,043

	Nine Months Ended September 30, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$149,414	$275,966	$149,570	$—	$574,950
Operating income (loss)	21,941	44,731	24,218	(26,051)	64,839

	September 30, 2012	December 31, 2011
Assets:
Energy & Chemicals	$237,381	$203,067
Distribution & Storage	580,284	556,688
BioMedical	456,384	226,729
Corporate	49,187	187,991
Total Assets	$1,323,236	$1,174,475

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Chart Industries, Inc. (the “Company,” “Chart,” or “we”) is a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases. The largest portion of end-use applications for our products is energy-related. We are a leading manufacturer of standard and engineered equipment primarily used for low-temperature and cryogenic applications. We have developed an expertise in medical respiratory equipment and cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit). The majority of our products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and end-use of hydrocarbon and industrial gases.
We continue to see increasing energy demand, particularly for liquefied natural gas (LNG), which drove order and sales growth during the nine months ended September 30, 2012. Orders for the nine months ended September 30, 2012 were $846.5 million. Within our D&S business, we saw strong LNG storage and transportation related orders. However, our Biomedical respiratory business has experienced continued weakness in Europe due to macroeconomic concerns. Backlog as of September 30, 2012 was down slightly to $639.8 million as compared to $648.1 million as of June 30, 2012. Sales for the nine months ended September 30, 2012 were $710.3 million compared to sales of $575.0 million for the nine months ended September 30, 2011, reflecting an increase of $135.3 million, or 23.5% primarily due to higher volume mainly as a result of increased demand for energy equipment as well as higher revenue recognized under percentage of completion as we continue work on several large LNG related projects in our E&C business. Sales also benefited from the acquisitions of AirSep Corporation (AirSep) in August 2012, and GOFA Gocher Fahrzeugbau GmbH (GOFA) in August 2011. Gross profit for the nine months ended September 30, 2012 was $219.7 million, or 30.9% of sales, as compared to $181.4 million, or 31.6% of sales, for the nine months ended September 30, 2011. Higher volume in our E&C and D&S segments and favorable product mix, offset by costs associated with facility expansion projects and additional resources to support growth in the U.S. and Asia contributed to the increase in gross profit and the slight decline in the gross margin percentage. Operating income for the nine months ended September 30, 2012 was $89.0 million compared to $64.8 million for the nine months ended September 30, 2011.

The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our operating segments for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales
Energy & Chemicals	$82,968	$57,777	$228,921	$149,414
Distribution & Storage	117,752	100,911	336,278	275,966
BioMedical	53,529	52,623	145,095	149,570
Total	$254,249	$211,311	$710,294	$574,950
Gross Profit
Energy & Chemicals	$24,255	$19,121	$69,264	$45,180
Distribution & Storage	35,678	28,455	95,968	78,898
BioMedical	18,079	19,055	54,466	57,369
Total	$78,012	$66,631	$219,698	$181,447
Gross Profit Margin
Energy & Chemicals	29.2%	33.1%	30.3%	30.2%
Distribution & Storage	30.3%	28.2%	28.5%	28.6%
BioMedical	33.8%	36.2%	37.5%	38.4%
Total	30.7%	31.5%	30.9%	31.6%
Operating Income (Loss)
Energy & Chemicals	$17,057	$12,584	$44,785	$21,941
Distribution & Storage	19,948	16,109	54,447	44,731
BioMedical	7,051	8,548	25,498	24,218
Corporate	(12,024)	(8,198)	(35,754)	(26,051)
Total	$32,032	$29,043	$88,976	$64,839

Results of Operations for the Three Months Ended September 30, 2012 and 2011
Sales
Sales for the three months ended September 30, 2012 were $254.2 million compared to $211.3 million for the three months ended September 30, 2011, reflecting an increase of $42.9 million, or 20.3%. The primary drivers of the increase in sales were improved volume and the impact of acquisitions. E&C segment sales were $83.0 million for the three months ended September 30, 2012, compared with sales of $57.8 million for the three months ended September 30, 2011, which was an increase of $25.2 million or 43.6%. This increase in E&C sales for the three months ended September 30, 2012 was primarily due to the ramp up of several large LNG related projects in our brazed aluminum heat exchanger and systems business. D&S segment sales increased $16.9 million, or 16.7%, to $117.8 million for the three months ended September 30, 2012, from $100.9 million for the three months ended September 30, 2011. The increase in sales was largely due to improved volume, particularly in LNG applications, including mobile equipment, and bulk storage tanks. Sales for bulk storage systems and package gas systems increased $8.1 million and $8.7 million, respectively. Acquisitions added $2.2 million in sales during the three months ended September 30, 2012. BioMedical segment sales for the three months ended September 30, 2012 were $53.5 million compared to $52.6 million for the same period in 2011, which reflected an increase of $0.9 million, or 1.7%. AirSep, which was acquired in August 2012, contributed $8.6 million in sales during the quarter. The incremental sales associated with the AirSep acquisition were largely offset by lower volume in respiratory sales due to the overall macroeconomic weaknesses in Europe and continued phase-in of Medicare competitive bidding in the U.S.
Gross Profit and Margin
Gross profit for the three months ended September 30, 2012 was $78.0 million, or 30.7% of sales, versus $66.6 million, or 31.5% of sales, for the three months ended September 30, 2011 and reflected an increase of $11.4 million. E&C segment gross profit increased $5.1 million while its margin decreased 3.9 percentage points. During the third quarter of 2011, approximately 3.0 percentage points of E&C margin was added due to the sale of equipment which had been written off in prior years thereby inflating E&C margin in the prior year's quarter. The remaining 0.9 percentage point reduction in E&C gross margin was due to changes in project mix between periods. Gross profit for the D&S segment increased $7.2 million and margin increased 2.1 percentage points due to higher volume and improved capacity utilization. BioMedical gross profit decreased $1.0 million as margin decreased 2.4 percentage points for the three months ended September 30, 2012 as compared to the same period in 2011. BioMedical margins were lower in the three months ended September 30, 2012 compared to the prior year quarter due to lower volume and unfavorable product mix in respiratory products due to increased concentrator sales.
Selling, General and Administrative Expenses (SG&A)
SG&A expenses for the three months ended September 30, 2012 were $42.2 million, or 16.6% of sales, compared to $34.1 million, or 16.1% of sales, for the three months ended September 30, 2011. SG&A expenses for the E&C segment were $6.4 million for the three months ended September 30, 2012 compared to $6.2 million for the three months ended September 30, 2011, an increase of $0.2 million. D&S segment SG&A expenses for the three months ended September 30, 2012 were $14.5 million compared to $11.2 million for the three months ended September 30, 2011, an increase of $3.3 million. This increase was primarily attributable to the acquisition of GOFA in August 2011, increased employee-related costs, and higher marketing and sales commission expense due to increased sales volume. SG&A expenses for the BioMedical segment were $9.3 million for the three months ended September 30, 2012 and $8.5 million for the three months ended September 30, 2011. The increase of $0.8 million was primarily attributable to the AirSep acquisition which contributed $1.6 million in SG&A expenses during the quarter offset by a decrease of $0.8 million due to lower employee-related costs and professional services. Corporate SG&A expenses for the three months ended September 30, 2012 were $12.0 million, compared to $8.2 million for the three months ended September 30, 2011. This increase of $3.8 million was primarily attributable to higher employee-related costs, information system upgrades, and fees for professional services to support organic and inorganic growth.
Amortization Expense
Amortization expense for the three months ended September 30, 2012 was $3.8 million, or 1.5% of sales, and $3.3 million, or 1.6% of sales, for the three months ended September 30, 2011. The AirSep acquisition added $0.6 million of amortization expense during the quarter.
Operating Income
As a result of the foregoing, operating income for the three months ended September 30, 2012 was $32.0 million, or 12.6% of sales, an increase of $3.0 million compared to operating income of $29.0 million, or 13.7% of sales, for the same period in 2011.
Net Interest Expense and Financing Costs Amortization
Net interest expense for the three months ended September 30, 2012 and 2011 was $4.0 million and $6.4 million, respectively. Interest expense for the three months ended September 30, 2012 included $1.3 million of contractual 2.00% coupon interest and $2.3 million of non-cash interest accretion expense related to the carrying value of the Convertible Senior Subordinated Notes (the “Convertible Notes”). Interest expense was higher by $2.4 million for the three months ended September 30, 2011 as the Convertible Notes and the Company's previously outstanding 9-1/8% Senior Subordinated Notes were both outstanding for approximately two months during the period. Financing costs amortization was $0.3 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively.
Foreign Currency Losses (Gains)
For the three months ended September 30, 2012 and 2011, foreign currency losses were $0.5 million and foreign currency gains were $2.4 million, respectively. Losses increased by $2.9 million as a result of increased volatility in foreign exchange rates, particularly the euro, impacting transactions denominated in foreign currencies for the three months ended September 30, 2012.
Income Tax Expense
Income tax expense of $8.4 million and $7.1 million for the three months ended September 30, 2012 and 2011, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 30.7% and 28.9%, respectively. The increase in the effective tax rate for the three months ended September 30, 2012 compared to the prior year period is primarily due to a decrease in the mix of income earned by certain of the Company's foreign entities which are taxed at lower rates than the U.S. federal statutory rate.

Net Income
As a result of the foregoing, reported net income attributable to the Company for the three months ended September 30, 2012 and 2011 was $18.5 million and $17.5 million, respectively.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011
Sales
Sales for the nine months ended September 30, 2012 were $710.3 million compared to $575.0 million for the nine months ended September 30, 2011, reflecting an increase of $135.3 million, or 23.5%. The primary drivers of the increase in sales were improved volume, particularly in the E&C and D&S business segments, and the impact of acquisitions. E&C segment sales were $228.9 million for the nine months ended September 30, 2012, compared with sales of $149.4 million for the nine months ended September 30, 2011, which was an increase of $79.5 million or 53.2%. This increase in E&C sales for the nine months ended September 30, 2012 was primarily due to improved volume in all product lines, particularly LNG and natural gas related opportunities including revenue recognized under percentage of completion as we ramp up production on several large LNG projects in backlog. D&S segment sales increased $60.3 million, or 21.9%, to $336.3 million for the nine months ended September 30, 2012, from $276.0 million for the nine months ended September 30, 2011. The increase in sales was largely due to improved volume, particularly in LNG applications, including mobile equipment, and bulk storage tanks. Sales for bulk storage systems and package gas systems increased $44.4 million and $15.9 million, respectively. Acquisitions added $11.4 million in sales during the nine months ended September 30, 2012. BioMedical segment sales for the nine months ended September 30, 2012 were $145.1 million compared to $149.6 million for the same period in 2011, which reflected a decrease of $4.5 million, or 3.0%. The decrease was mainly due to lower volume in respiratory sales due to the weaker euro given the overall macroeconomic concerns in Europe and continued phase-in of Medicare competitive bidding in the U.S. This reduction was partially offset by $8.6 million in sales contributed by AirSep during the period, which was acquired in August 2012.
Gross Profit and Margin
Gross profit for the nine months ended September 30, 2012 was $219.7 million, or 30.9% of sales, versus $181.4 million, or 31.6% of sales, for the nine months ended September 30, 2011 and reflected an increase of $38.3 million. E&C segment gross profit increased $24.1 million and its margin increased 0.1 percentage points primarily due to higher production throughput and improved pricing, partially offset by higher training costs as production continues to ramp up on several large LNG projects in backlog. Gross profit for the D&S segment increased $17.1 million due to higher volume and improved capacity utilization. Margin declined 0.1 percentage points primarily due to unfavorable product mix and facility ramp up costs associated with several capacity expansion projects in the U.S. and Asia. BioMedical gross profit decreased $2.9 million and margin decreased 0.9 percentage points for the nine months ended September 30, 2012 as compared to the same period in 2011. The decrease in gross profit and margin percentage is primarily due to lower volume and unfavorable product mix from respiratory products due to increased concentrator sales partially offset by $1.4 million in gross margin contributed by AirSep during the period.
Selling, General and Administrative Expenses (SG&A)
SG&A expenses for the nine months ended September 30, 2012 were $117.5 million, or 16.5% of sales, compared to $105.3 million, or 18.3% of sales, for the nine months ended September 30, 2011. SG&A expenses for the E&C segment were $21.9 million for the nine months ended September 30, 2012 compared to $21.1 million for the nine months ended September 30, 2011, an increase of $0.8 million. The increase was primarily attributable to higher employee-related costs and fees for professional services to support growth partially offset by lower sales commissions. D&S segment SG&A expenses for the nine months ended September 30, 2012 were $37.8 million compared to $30.5 million for the nine months ended September 30, 2011, an increase of $7.3 million. This increase was primarily attributable to the acquisition of GOFA in August 2011, increased employee-related costs due to LNG growth, higher marketing and sales commission expense, and fees for professional services. SG&A expenses for the BioMedical segment were $22.0 million for the nine months ended September 30, 2012 and $27.7 million for the nine months ended September 30, 2011. The decrease of $5.7 million was mainly the result of a $4.6 million acquisition-related contingent consideration fair value adjustment that reduced SG&A expenses in the second quarter of 2012 and lower fees for professional services during the nine months ended September 30, 2012. This was partially offset by AirSep, acquired in August 2012, which contributed $1.6 million in SG&A expenses during the period. Corporate SG&A expenses for the nine months ended September 30, 2012 were $35.8 million, compared to $26.0 million for the nine months ended September 30, 2011. This increase of $9.8 million was primarily attributable to higher employee-related costs, share-based compensation expense, information systems upgrades, and fees for professional services to support organic and inorganic growth.

Amortization Expense
Amortization expense for the nine months ended September 30, 2012 was $10.1 million, or 1.4% of sales, compared to $9.9 million, or 1.7% of sales for the nine months ended September 30, 2011. The AirSep acquisition added $0.6 million of amortization expense during the period.
Impairment of Intangible Assets/Loss on Disposal of Assets
During the nine months ended September 30, 2012, the Company recorded an impairment charge of $3.1 million to reduce the carrying value of in-process research and development (IPR&D) intangible assets to fair value which was zero as of the end of the second quarter 2012. The adjustments to the fair value of the IPR&D intangible assets was primarily caused by higher forecasted costs and project delays.
A loss on disposal of assets of $1.3 million was recorded for the nine months ended September 30, 2011 mainly as a result of the disposal of the remaining assets at the BioMedical Plainfield, Indiana facility as part of the final closure of the facility in May 2011. Production was transferred to the new Canton, Georgia BioMedical facility during the nine months ended September 30, 2011.
Operating Income
As a result of the foregoing, operating income for the nine months ended September 30, 2012 was $89.0 million, or 12.5% of sales, an increase of $24.2 million compared to operating income of $64.8 million, or 11.3% of sales, for the same period in 2011.
Net Interest Expense and Financing Costs Amortization
Net interest expense for the nine months ended September 30, 2012 and 2011 was $11.7 million and $14.4 million, respectively. Interest expense for the nine months ended September 30, 2012 included $3.8 million of contractual 2.00% coupon interest and $6.8 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. Interest expense was higher by $2.4 million for the nine months ended September 30, 2011 as the Convertible Notes and the Company's previously outstanding 9-1/8% Senior Subordinated Notes were both outstanding for approximately two months during the period. Financing costs amortization was $1.2 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively.
Foreign Currency Losses (Gains)
For the nine months ended September 30, 2012, foreign currency losses were $1.9 million while foreign currency gains were $2.5 million for the nine months ended September 30, 2011. The $4.4 million change is primarily attributable to increased volatility in foreign exchange rates, particularly the euro, impacting transactions denominated in foreign currencies and unrealized losses on the Company's foreign currency forward contracts during the nine months ended September 30, 2012.
Income Tax Expense
Income tax expense of $23.1 million and $16.0 million for the nine months ended September 30, 2012 and 2011, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 31.1% and 30.8%, respectively. The increase in the effective tax rate, for the nine months ended September 30, 2012 compared to the prior year period is primarily due to a decrease in the mix of income earned by certain of the Company's foreign entities which are taxed at lower rates than the U.S. federal statutory rate.
Net Income
As a result of the foregoing, reported net income attributable to the Company for the nine months ended September 30, 2012 and 2011 was $50.5 million and $35.7 million, respectively.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
The Company had a $200.0 million senior credit facility (the “Senior Credit Facility”) until April 25, 2012, which consisted of a $65.0 million term loan and a $135.0 million revolving credit facility with a scheduled maturity date of May 18, 2015. Under the terms of the facility, 10% of the $65.0 million term loan was payable in quarterly installments of $1.6 million with the balance due in 2015. The Senior Credit Facility was amended on April 25, 2012 with a five-year $375.0 million senior credit facility (the "Restated Credit Facility"), which consists of a $75.0 million term loan (the "Term Loan") and a $300.0 million revolving credit facility (the "Revolving Credit Facility"), and the maturity date was extended two years until April 25, 2017. The Company recorded $1.4 million in deferred financing costs related to the Restated Credit Facility which is being amortized over the five-year term of the loan. The Restated Credit Facility also includes an expansion option permitting the Company to add up to an aggregate $150.0 million in term loans or revolving credit commitments from its existing and potential new lenders. Loans under the Restated Credit Facility bear interest, at the applicable Borrower's election, at either LIBOR or the greatest of (a) the JPMorgan prime rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1% or (c) the Adjusted LIBOR Rate (as defined in the Restated Credit Facility) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1%, plus a margin that varies with the Company's net debt to EBITDA ratio. Under the terms of the Restated Credit Facility, 5% of the $75.0 million Term Loan is payable annually in quarterly installments over the first three years, 10% is payable annually in quarterly installments over the final two years, and the remaining balance is due on April 25, 2017. Significant financial covenants for the Restated Credit Facility include a maximum net debt to EBITDA ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0, which are the same limits that applied under the prior Senior Credit Facility. As of September 30, 2012, there was $73.1 million outstanding under the Term Loan and borrowings of $18.4 million under the Revolving Credit Facility. The Company also had $26.4 million of letters of credit and bank guarantees supported by the Revolving Credit Facility and availability was $255.2 million. The Company was in compliance with all covenants, including its financial covenants, as of September 30, 2012.
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
In October 2011, Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd., a wholly-owned subsidiary of the Company, entered into three separate banking facilities (the "Foreign Facilities") which include a bonding/guarantee facility, a revolving line of credit, and an overdraft facility with 30.0 million, 60.0 million, and 10.0 million Chinese yuan in borrowing capacity, respectively. The Foreign Facilities are guaranteed by the Company. The revolving line of credit has a time to maturity of up to twelve months and was recorded as short-term debt at the date of issuance. As of September 30, 2012, the Company had $4.8 million of borrowings outstanding under the revolving line of credit. As of September 30, 2012, there were no amounts outstanding under the overdraft facility or the bonding/guarantee facility.
Chart Ferox, a.s., or Ferox, our wholly-owned subsidiary that operates in the Czech Republic, maintains secured revolving credit facilities with capacity of up to 175.0 million Czech korunas. Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. As of September 30, 2012, there were $0.9 million of bank guarantees supported by such facilities.
Sources and Use of Cash
Our cash and cash equivalents totaled $105.8 million as of September 30, 2012, a decrease of $151.1 million from the balance as of December 31, 2011 mainly due to the acquisition of AirSep. As of September 30, 2012, cash of approximately $103.2 million was maintained in accounts in various foreign subsidiaries and used to meet the liquidity needs of our foreign subsidiaries. As of September 30, 2012, Chart Cryogenic Distribution Equipment (Changzhou) Company Limited, a joint venture of the Company, and Chart Cryogenic Engineering Systems (Changzhou) Company Limited held $1.1 million and $0.8 million in restricted cash on deposit, respectively, to cover guarantees. No material restrictions exist in accessing cash held by our foreign subsidiaries and we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring the resulting incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. We believe that our existing cash and cash equivalents, funds available under our debt facilities and cash provided by operations will be sufficient to finance our normal working capital needs, acquisition obligations, and investments in properties, facilities and equipment for the foreseeable future.
Cash provided by operating activities for the nine months ended September 30, 2012 was $14.5 million compared with cash provided by operating activities of $37.0 million for the nine months ended September 30, 2011. The decrease of $22.5 million in cash provided by operations was primarily the result of a decrease in billings in excess of contract revenue due to progress made on several large E&C system orders in backlog during 2012.
Cash used in investing activities for the nine months ended September 30, 2012 was $209.7 million compared to cash used in investing activities of $52.5 million for the nine months ended September 30, 2011. In August 2012, the Company used $182.5 million in cash to fund the AirSep acquisition as compared to $37.7 million used for acquisitions during the nine months ended September 30, 2011. Capital expenditures for the nine months ended September 30, 2012 were $29.0 million compared with $15.2 million for the nine months ended September 30, 2011. Major capital expenditures for the nine months ended September 30, 2012 included capacity expansion projects in D&S and E&C in response to strong order intake and expected future growth. Also during the nine months ended September 30, 2012, the Company received $2.0 million in proceeds for the sale of assets previously held for sale.
Cash provided by financing activities for the nine months ended September 30, 2012 and 2011 was $40.2 million and $229.8 million, respectively. During the nine months ended September 30, 2012, the Company received $21.4 million in proceeds from its Term Loan and $18.4 million from its Revolving Credit Facility which was offset by $1.4 million in payments for financing fees and a $1.3 million contingent consideration payment for the Cryotech acquisition. Also during the nine months ended September 30, 2012, the Company made $3.5 million in scheduled quarterly principal payments on the term loan portions of both the former Senior Credit Facility and Restated Credit Facility. The Company also had a $7.9 million tax benefit from the exercise of stock options and received $3.3 million in proceeds for stock option exercises which were offset by $4.5 million for common stock repurchases to cover tax withholding elections during the nine months ended September 30, 2012.
Cash Requirements
The Company does not anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2012. Management anticipates the Company will be able to satisfy cash requirements for its ongoing business for the foreseeable future with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facilities. We also expect capital expenditures for the remainder of 2012 to be in the range of $15.0 to $20.0 million, primarily for continued automation, process improvements and/or expansions at existing manufacturing facilities, support of anticipated business growth in specific product lines and acquisition integration.
For the remainder of 2012, the Company is forecasting to use approximately $0.4 million for scheduled interest payments under the Restated Credit Facility. We are also required to make quarterly principal payments of $0.9 million for the remainder of the 2012 under the Restated Credit Facility. In addition, our forecasts for the remainder of 2012 contemplate the use of approximately $12.0 to $13.0 million of cash to pay U.S. and foreign income taxes.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or penalties. Our backlog as of September 30, 2012 was $639.8 million compared to $648.1 million as of June 30, 2012.

The following table sets forth orders and backlog by segment for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30, 2012	June 30, 2012
Orders
Energy & Chemicals	$56,435	$58,119
Distribution & Storage	120,388	121,376
BioMedical	56,598	48,459
Total	$233,421	$227,954
Backlog
Energy & Chemicals	$397,741	$424,005
Distribution & Storage	214,377	211,963
BioMedical	27,708	12,173
Total	$639,826	$648,141
E&C orders for the three months ended September 30, 2012 were $56.4 million compared to $58.1 million for the three months ended June 30, 2012. E&C backlog totaled $397.7 million at September 30, 2012, compared to $424.0 million as of June 30, 2012 which included orders in excess of $150.0 million for two large LNG baseload projects in Australia during the first quarter of 2012. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter.
D&S orders for the three months ended September 30, 2012 were $120.4 million compared to $121.4 million for the three months ended June 30, 2012. D&S order trends were strong in China which partially offset shortfalls in Europe. D&S backlog totaled $214.4 million at September 30, 2012 compared to $212.0 million as of June 30, 2012.
BioMedical orders for the three months ended September 30, 2012 were $56.6 million compared to $48.5 million for the three months ended June 30, 2012 and included $11.6 million in orders associated with our August 2012 acquisition of AirSep. Excluding AirSep, orders were down due to continued weakness in Europe. BioMedical backlog at September 30, 2012 totaled $27.7 million compared to $12.2 million as of June 30, 2012.
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
Forward-Looking Statements
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements”. These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues from new acquisitions, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A– “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2011), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the loss of, or a significant reduction or delay in purchases by our largest customers;

•	the fluctuations in energy prices;

•	governmental energy policies could change, or expected changes could fail to materialize;

•	the potential for negative developments in the natural gas industry related to hydraulic fracturing;

•	competition in our markets;

•	economic downturns and deteriorating financial conditions;

•	our ability to manage our fixed-price contract exposure;

•	our reliance on the availability of key supplies and services;

•	degradation of our backlog as a result of modification or termination of orders;

•	our ability to successfully manage our planned operational expansions;

•	changes in government health care regulations and reimbursement policies;

•	general economic, political, business and market risks associated with our global operations including the instability in North Africa and the Middle East and any expansion thereof;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies, including the successful integration of the AirSep acquisition;

•	fluctuations in foreign currency exchange rates and interest rates;

•	financial distress of third parties;

•	the loss of key employees;

•	the pricing and availability of raw materials;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	litigation and disputes involving us, including the extent of product liability, warranty, contract, employment and environmental claims asserted against us;

•	United States Food and Drug Administration and comparable foreign regulation of our products;

•	the impairment of our goodwill or other intangible assets;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	additional liabilities related to taxes;

•	the underfunded status of our pension plan;

•	our ability to continue our technical innovation in our product lines;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	disruptions in our operations due to severe weather;

•	potential violations of the Foreign Corrupt Practices Act;

•	increased government regulation;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	technological security threats and our reliance on information systems;

•	risks associated with our indebtedness, leverage, debt service and liquidity;

•	potential dilution to existing holders of our common stock as a result of the conversion of our convertible debt;

•	fluctuations in the price of our stock; and

•	other factors described herein.
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
In the normal course of business, the Company’s operations are exposed to fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.
Interest Rate Risk: The Company’s primary interest rate risk exposure results from the Restated Credit Facility's various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from September 30, 2012 rates, and assuming no changes in debt from the September 30, 2012 levels, the additional annual expense would be approximately $1.8 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposures are with the euro, the British pound, the Czech koruna, the Japanese yen and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At September 30, 2012, the Company had foreign exchange contracts with notional amounts of (i) 48,700,000 euros to sell against the U.S. dollar, (ii) 2,280,000 euros to sell against the Czech koruna, (iii) 800,000 Australian dollars against the U.S. dollar, (iv) 60,000,000 Japanese yen to sell against the U.S. dollar, (v) 700,000 British pounds to sell against the U.S. dollar, (vi) 510,000 British pounds to sell against the Czech koruna, (vii) 980,000 U.S. dollars against the Czech koruna, and (viii) 200,000 British pounds to sell against the euro. At September 30, 2012, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.
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
As of September 30, 2012, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

c.)
During the third quarter of 2012, we repurchased 650 shares of common stock to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $46,000. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended September 30, 2012.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2012	124	$67.95	—	$—
August 1 – 31, 2012	526	71.00	—	—
September 1 – 30, 2012	—	—	—	—
Total	650	$70.42	—	$—

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On October 31, 2012, Chart Energy & Chemicals, Inc. (“Chart E&C”), which is a wholly owned indirect subsidiary of the Company, and Local Lodge 2191 of District Lodge 66 of The International Association of Machinists and Aerospace Workers (the “Union”) entered into a new five-year collective bargaining agreement (the “Collective Bargaining Agreement”), which will replace the current bargaining agreement between Chart E&C and the Union upon its expiration on February 2, 2013. The Collective Bargaining Agreement covers approximately 440 production and maintenance workers at the Chart E&C facility in La Crosse, Wisconsin. The five-year term will extend from February 3, 2013 to February 3, 2018.  The Collective Bargaining Agreement includes terms customary in collective bargaining agreements and is substantially similar to the previous collective bargaining agreement between Chart E&C and the Union, which was previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Company's quarterly report on Form 10-Q filed on April 29, 2010, with changes from the previous agreement primarily related to wages, retirement benefits and other terms customary in collective bargaining agreements.

Item 6.	Exhibits
The following exhibits are included with this report:

2.1
Agreement and Plan of Merger, dated as of July 23, 2012 by and among Chart Inc., Bison Corp., AirSep Corporation, Joseph L. Priest, as Representative, for purposes of Section 4.10 only, Joseph L. Priest and Ravinder K. Bansal, and for purposes of Section 9.14 only, Chart Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on 8-K filed with the SEC on July 23, 2012 (File No. 001-11442)).*

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of August 30, 2012 by and among Chart Inc., Bison Corp., AirSep Corporation, Joseph L. Priest, as Representative, for purposes of Section 4.10 only, Joseph L. Priest and Ravinder K. Bansal, and for purposes of Section 9.14 only, Chart Industries, Inc. (x)

10.1	Amendment No. 1 to the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan. (x)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (x)

32.1	Section 1350 Certification of Chief Executive Officer (xx)

32.2	Section 1350 Certification of Chief Financial Officer (xx)

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow, (iv) the Notes to Condensed Consolidated Financial Statements. **

(x) Filed herewith
(xx) Furnished herewith
* The exhibits and schedules of the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and will be provided to the Securities and Exchange Commission upon request.
** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date:	November 1, 2012	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)