Form 10-K
period 2012-12-31
CHART INDUSTRIES INC
filed 2013-02-28
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of $68.76 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $2,029,029,832.
As of February 15, 2013, there were 30,074,094 outstanding shares of the Company’s common stock, par value $0.01 per share.
Documents Incorporated by Reference
Portions of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 23, 2013 (the “2013 Proxy Statement”).
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2012.

CHART INDUSTRIES, INC.

PART I

Item 1.	Business
THE COMPANY
Overview
Chart Industries, Inc., a Delaware corporation incorporated in 1992 (the “Company,” “Chart” or “we” and as used herein refers to Chart Industries, Inc. and our consolidated subsidiaries, unless the context indicates otherwise), is a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases, based on our sales and the estimated sales of our competitors. We supply engineered equipment used throughout the global liquid gas supply chain. The largest portion of end-use applications for our products is energy-related, accounting for approximately 54% of sales and 56% of orders in 2012, and 77% of backlog at December 31, 2012. We are a leading manufacturer of standard and engineered equipment primarily used for low-temperature and cryogenic applications. We have developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit). The majority of our products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and end-use of hydrocarbon and industrial gases.
Our primary customers are large, multinational producers and distributors of hydrocarbon and industrial gases and their suppliers. We sell our products and services to more than 2,000 customers worldwide. We have developed long-standing relationships with leading companies in the gas production, gas distribution, gas processing, liquefied natural gas or LNG, chemical and industrial gas industries, including Air Products, Praxair, Airgas, Air Liquide, The Linde Group or Linde, JGC Corporation or JGC, Bechtel Corporation, ExxonMobil, British Petroleum or BP, ConocoPhillips, Saudi Aramco, The Shaw Group, CB&I Lummus, Uhde, CTCI Corporation or CTCI, Toyo, Samsung, Technip, Daelim, Thomas Russell, Black & Veatch, Chemtex, Enterprise, Exterran, Shell, Kryopak/Salof and Energy World Corporation or EWC, some of whom have been purchasing our products for over 20 years.
We have attained this position by capitalizing on our low-cost global manufacturing footprint, technical expertise and know-how, broad product offering and reputation for quality, and by focusing on attractive, growing markets. We have an established sales and customer support presence across the globe and low cost manufacturing operations in the United States, Central Europe and China. For the years ended December 31, 2012, 2011 and 2010, we generated sales of $1,014.2 million, $794.6 million, and $555.5 million, respectively.
The following charts show the proportion of our revenues generated by each operating segment as well as our estimate of the proportion of revenue generated by end-user for the year ended December 31, 2012:

Segments and Products
We operate in three operating segments: (i) Energy & Chemicals or E&C, (ii) Distribution and Storage or D&S, and (iii) BioMedical. While each segment manufactures and markets different cryogenic and gas processing equipment and systems to distinct end-users, they all share a reliance on our heat transfer, low temperature storage and gas processing know-how and expertise. The E&C and D&S segments manufacture products used primarily in energy-related and general industrial applications, such as the separation, liquefaction, distribution and storage of hydrocarbon and industrial gases. Through our BioMedical segment, we supply cryogenic and other equipment used in the storage and distribution of biological materials and oxygen, used primarily in the medical, biological research and animal breeding industries. Further information about these segments is located in Note K of the notes to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Energy and Chemicals Segment
Our principal products within the E&C segment, which accounted for 32% of sales for the year ended December 31, 2012, are focused on engineered equipment and systems for the energy and chemicals markets, primarily heat exchangers, Core-in-Kettle® units, cold boxes, process systems and LNG vacuum insulated pipe. These products are used by major natural gas, petrochemical processing and industrial gas companies in the production of their products. Our products in the E&C segment include the following:
Heat Exchangers and Core-in-Kettles®
We are a leading designer and manufacturer of cryogenic brazed aluminum and air cooled heat exchangers. Brazed aluminum heat exchangers accounted for 14.4%, 11.6% and 11.3% of consolidated sales for the years ended December 31, 2012, 2011 and 2010, respectively. Using technology pioneered by us, our brazed aluminum heat exchangers are incorporated into assemblies and cold boxes to facilitate the progressive cooling and liquefaction of air or hydrocarbon mixtures for the subsequent recovery or purification of component gases. In hydrocarbon processing industries, our brazed aluminum heat exchangers allow producers to obtain purified hydrocarbon by-products, such as methane, ethane, propane and ethylene, which are commercially marketable for various industrial or residential uses. In the industrial gas market, our brazed aluminum heat exchangers are used to produce high purity atmospheric gases, such as oxygen, nitrogen and argon, which have diverse industrial applications.
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
Our heat exchanger demand is primarily driven by activity in the LNG and natural gas segments of the hydrocarbon processing market, as well as the global industrial gas market. Other key global drivers involve developing Gas to Liquids, or GTL, clean coal processes including Coal to Liquids, or CTL, and Integrated Gasification and Combined Cycle, or IGCC, power projects. In the future, management believes that continuing efforts by petroleum producing countries to better utilize stranded natural gas and previously flared gases, as well as efforts to broaden their industrial base, and the developing clean coal initiatives globally, present a promising source of demand for our heat exchangers and cold box systems. In addition, demand for heat exchangers and cold boxes in developed countries is expected to continue as firms upgrade their facilities for greater efficiency and regulatory compliance. We believe demand for our heat exchangers has also increased as a result of the natural gas being extracted from the U.S. shale fields.
Our principal competitors for brazed aluminum heat exchangers are Linde, Sumitomo, Kobe and Fives, and we face competition from a variety of competitors for air cooled heat exchangers. Management believes we are the only producer of large brazed aluminum heat exchangers in the United States and that we are a leader in the global cryogenic heat exchanger industry. Major customers for our heat exchangers in the industrial gas industry include Air Liquide, Air Products, Praxair, Hangyang, Kaifeng Air Separation and Sichuan Air Separation. In the hydrocarbon processing industry, major customers and engineering, procurement and construction (EPC) contractors include BP, Black & Veatch, ExxonMobil, Saudi Aramco, ConocoPhillips, JGC, Bechtel, Chemtex, Kryopak/Salof, Kellogg Brown Root or KBR, Technip, CB&I Lummus, Thomas Russell, Enterprise, Exterran, Toyo, The Shaw Group, Samsung and Shell.

Cold Boxes
We are a leading designer and fabricator of cold boxes. Cold boxes are highly engineered systems used to significantly reduce the temperature of gas mixtures to the point where component gases liquefy and can be separated and purified for further use in multiple industrial, scientific and commercial applications. In the hydrocarbon processing industry, our cold box systems are used in natural gas processing and in the petrochemical industry. In the industrial gas industry, cold box systems are used to separate air into its major atmospheric components, including nitrogen, oxygen and argon, where the gases are used in a diverse range of applications such as metal production and heat treating, enhanced oil and gas production, coal gasification, chemical and oil refining, the quick-freezing of food, wastewater treatment and industrial welding. The construction of a cold box system generally consists of one or more brazed aluminum heat exchangers and other equipment packaged in a “box” consisting of a structural metal frame encasing a complex system of piping, valves and instrumentation. Cold boxes, which are designed and fabricated to order, sell in the price range of $1.0 million to $20.0 million, with the majority of cold boxes priced between $1.0 million and $5.0 million.
We have a number of competitors for fabrication of cold boxes, including Linde, Air Products, Praxair, Air Liquide and many smaller fabrication-only facilities around the world. Principal customers for our cold boxes include CB&I Lummus, BP, Black & Veatch, Chemtex, Bechtel, Saudi Aramco, Jacobs, Chevron, ConocoPhillips, Marathon, JGC, Kryopak/Salof, Shell, Technip, Toyo, The Shaw Group, Samsung and KBR.
Process Systems
We are a leader in the design and manufacturing of highly engineered hydrocarbon process systems specifically for those markets requiring cryogenic processing technology. These “Concept-to-Reality” process systems incorporate many of Chart’s core products, including brazed aluminum heat exchangers, Core-in-Kettles®, cold boxes, vessels, pipe work and air cooled heat exchangers. These systems are used for global LNG projects, including potential projects in the United States and China for both domestic LNG production for diesel displacement and in the conversion of LNG import terminals to export terminals, and also for use in global nitrogen rejection units (NRU) and propane dehydrogenation (PDH). These systems, which are custom engineered and manufactured to order, typically sell in the price range of $5.0 million to over $100.0 million, depending on the scope and complexity of the project, with the majority of the systems priced between $5.0 million and $25.0 million.
Our principal industry segments include LNG, nitrogen rejection, ammonia purification, propane dehydrogenation or PDH, HYCO/hydrogen recovery, and Ryan-Holmes CO2 bulk removal technology for enhanced oil recovery and CO2 sequestration.
We have a number of competitors for our process systems including Linde, Air Products, and other smaller engineering, procurement and construction, or EPC, firms to whom we also act as a supplier of equipment including heat exchangers and cold boxes. Principal customers and end-users for our process systems include EWC, CB&I Lummus, Fluor, ExxonMobil, JGC, The Shaw Group, CTCI, Samsung, Uhde and KBR.
Distribution and Storage Segment
Through our D&S segment, which accounted for 47% of our sales for the year ended December 31, 2012, we are a leading supplier of cryogenic equipment to the global bulk and packaged industrial gas industry as well as for energy-related applications. Demand for the products supplied by this segment is driven primarily by the significant installed base of users of cryogenic liquids as well as new applications and distribution technologies for cryogenic liquids. Our products span the entire spectrum of industrial gas demand from small customers requiring cryogenic packaged gases to large users requiring custom engineered cryogenic storage systems. Our products in the D&S segment include the following:
Cryogenic Bulk Storage Systems
We are a leading supplier of cryogenic bulk storage systems (stationary tanks, trailers, and ISO tanks) of various sizes ranging from 500 gallons to 250,000 gallons. Cryogenic bulk storage systems accounted for 15.1%, 19.3% and 18.5% of consolidated sales for the years ended December 31, 2012, 2011 and 2010, respectively. Using sophisticated vacuum insulation systems placed between inner and outer vessels, these bulk storage systems are able to store and transport liquefied industrial gases and hydrocarbon gases at temperatures from -100° Fahrenheit to temperatures nearing absolute zero. End use customers for our cryogenic storage equipment include industrial gas producers and distributors, chemical producers, manufacturers of electrical components, health care organizations, food processors and businesses in the oil and natural gas industries. Prices for our cryogenic bulk storage systems range from $10,000 to $1.0 million. Global industrial gas producers and distributors, including Air Products, Air Liquide, Linde, Airgas, Praxair and Messer, are significant customers for our cryogenic bulk storage systems. On a worldwide basis, we compete primarily with Taylor-Wharton International or Taylor-Wharton and CVA/INOX

in this product area. In Europe and Asia, we compete with several suppliers owned by the global industrial gas producers as well as independent regional suppliers such as VRV, Aritas and Sanctum.
Cryogenic Packaged Gas Systems
We are a leading supplier of cryogenic packaged gas systems of various sizes ranging from 160 liters to 3,000 liters. Cryogenic packaged gas systems accounted for 14.2%, 17.9% and 17.6% of consolidated sales for the years ended December 31, 2012, 2011 and 2010, respectively. Cryogenic liquid cylinders are used extensively in the packaged gas industry to allow smaller quantities of liquid to be easily delivered to the customers of industrial gas distributors on a full-for-empty or fill-on-site basis. Principal customers for our liquid cylinders are the same global industrial gas producers and the North American industrial gas distributors who purchase our cryogenic bulk storage systems. We compete on a worldwide basis primarily with Taylor-Wharton and Beijing Tenhai Industrial Cylinders in this product area. We have developed two technologies in the packaged gas product area: ORCA™ Micro-Bulk systems and Tri-fecta® Laser Gas assist systems. ORCA™ Micro-Bulk systems bring the ease of use and distribution economics of bulk gas supply to customers formerly supplied by high pressure or cryogenic liquid cylinders. The ORCA™ Micro-Bulk system is the leader in this growing product line. The Tri-fecta® Laser Gas assist system was developed to meet the “assist gas” performance requirements for new high powered lasers being used in the metal fabrication industry.
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

BioMedical Segment
The BioMedical segment, which accounted for 21% of our sales for the year ended December 31, 2012, consists of various product lines built around our core competencies in cryogenics and pressure swing adsorption, but with a focus on the respiratory and biological users of the liquids and gases instead of the large producers and distributors of cryogenic liquids. Our products in the BioMedical segment include the following:
Respiratory Products
Medical respiratory products accounted for 14.8%, 17.4% and 17.2% of consolidated sales for the years ended December 31, 2012, 2011 and 2010, respectively. Our respiratory oxygen product line is comprised of a range of medical respiratory products, including liquid oxygen systems and ambulatory oxygen systems, both of which are used primarily for the in-home supplemental oxygen treatment of patients with chronic obstructive pulmonary diseases, such as bronchitis, emphysema and asthma. We further expanded our respiratory product offering in 2010 and 2012 by acquiring SeQual Technologies, Inc. and AirSep Corporation, which design, manufacture, and service stationary, transportable, and portable oxygen concentrators.
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
Commercial Oxygen Generation Systems
This product line includes self-contained generators, standard generators, and packaged systems for industrial and medical oxygen generating systems. These generators produce oxygen from compressed air and provide an efficient and cost-effective alternative to the procurement of oxygen from third party cylinder or liquid suppliers. Applications include mining operations, industrial plants, ozone generation, hospital medical oxygen, and wastewater sites among other commercial applications. The primary competitors include OGSI, Onsite Gas, Oxymat and Novair.
Domestic and Foreign Operations
Financial and other information regarding domestic and foreign operations is located in Note K of the notes to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Additional information regarding risks attendant to foreign operations is set forth in Item 7A of this Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk” and Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Engineering and Product Development
Our engineering and product development activities are focused primarily on developing new and improved solutions and equipment for the users of cryogenic liquids and hydrocarbon and industrial gases. Our engineering, technical and marketing employees actively assist customers in specifying their needs and in determining appropriate products to meet those needs.

Portions of our engineering expenditures typically are charged to customers, either as separate items or as components of product cost.
Competition
We believe we can compete effectively around the world and that we are a leading competitor in the industries we serve. Competition is based primarily on performance and the ability to provide the design, engineering and manufacturing capabilities required in a timely and cost-efficient manner. Contracts are usually awarded on a competitive bid basis. Quality, technical expertise and timeliness of delivery are the principal competitive factors within the industry. Price and terms of sale are also important competitive factors. Because independent third-party prepared market share data is not available, it is difficult to know for certain our exact position in our markets, although we believe we rank among the leaders in each of the markets we serve. We base our statements about industry and market positions on our reviews of annual reports and published investor presentations of our competitors and augment this data with information received by marketing consultants conducting competition interviews and our sales force and field contacts. For information concerning competition within a specific segment of the Company's business, see descriptions provided under segment captions herein.
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
Backlog
The dollar amount of our backlog as of December 31, 2012, 2011 and 2010 was $617.4 million, $489.1 million and $236.4 million, respectively. Approximately 10% of the December 31, 2012 backlog is expected to be filled beyond 2013. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large products, particularly in the E&C segment, and the amount of backlog at December 31, 2012 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel all or part of the order, potentially subject to the payment of certain costs and/or penalties. For further information about our backlog, including backlog by segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Customers
We sell our products primarily to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing and biomedical industries in countries throughout the world. Sales to our top ten customers accounted for 38%, 36% and 38% of consolidated sales in 2012, 2011 and 2010, respectively. No single customer exceeded 10% of consolidated sales in 2012. Our sales to particular customers fluctuate from period to period, but the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of revenue for us. Our supply contracts are generally contracts for “requirements” only. While our customers may be obligated to purchase a certain percentage of their supplies from us, there are generally no minimum requirements. Also, many of our contracts may be canceled on as little as one month’s notice. To minimize credit risk from trade receivables, we review the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitor the financial condition of customers to help ensure timely collections and to minimize losses. In addition, for certain domestic and foreign customers, particularly in the E&C segment, we require advance payments, letters of credit and other such guarantees of payment. Certain customers also require us to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order. We believe our relationships with our customers are generally good.
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
Raw Materials and Suppliers
We manufacture most of the products we sell. The raw materials used in manufacturing include aluminum products (including sheets, bars, plate and piping), stainless steel products (including sheets, plates, heads and piping), palladium oxide, carbon steel products (including sheets, plates and heads), valves and gauges and fabricated metal components. Most raw materials are available from multiple sources of supply. We believe our relationships with our raw material suppliers and other vendors are generally good. Raw material prices were fairly stable during 2012, and we expect them to remain stable during 2013. Subject to certain risks related to our suppliers as discussed under Item 1A. “Risk Factors,” we foresee no acute shortages of any raw materials that would have a material adverse effect on our operations.
Employees
As of January 31, 2013, we had 4,842 employees, including 2,018 domestic employees and 2,824 international employees. These employees consisted of 2,139 salaried, 433 bargaining unit hourly and 2,270 non-bargaining unit hourly.
We are a party to one collective bargaining agreement with the International Association of Machinists and Aerospace Workers covering 433 employees at our La Crosse, Wisconsin heat exchanger facility. On October 31, 2012, we entered into a new five-year agreement which replaced the previous agreement that had an expiration date of February 2, 2013. The five-year term will extend from February 3, 2013 to February 3, 2018.
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
We are involved with environmental compliance, investigation, monitoring and remediation activities at certain of our owned or formerly owned manufacturing facilities and at one owned facility that is leased to a third party. We believe that we are currently in substantial compliance with all known environmental regulations. We accrue for certain environmental remediation-related activities for which commitments or remediation plans have been developed or for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 14 years as ongoing costs of remediation programs. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings or competitive position. We are not anticipating any material capital expenditures in 2013 that are directly related to regulatory compliance matters. Although we believe we have adequately provided for the cost of all known environmental conditions, additional contamination, the outcome of disputed matters or changes in regulatory posture could result in more costly remediation measures than budgeted, or those we believe are adequate or required by existing law. We believe that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations.
Available Information
Additional information about the Company is available at www.chartindustries.com. On the Investor Relations page of the website, the public may obtain free copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable following the time that they are filed with, or furnished to, the Securities and Exchange Commission (SEC). Additionally, the Company has posted its Code of Ethical Business Conduct and Officer Code of Ethics on its website, which are also available free of charge to any shareholder interested in obtaining a copy. This Form 10-K and reports filed with the SEC are also accessible through the SEC’s website at www.sec.gov. References to our website or the SEC’s website do not constitute incorporation by reference of the information contained on such websites, and such information is not part of this Form 10-K.

Item 1A.	Risk Factors
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
While we experienced growth in demand from 2003 until mid-2008 in the global hydrocarbon and industrial gas markets, we experienced a significant decline in orders from mid-2008 until mid-2009. Since that time there has been improvement in orders for our businesses, particularly throughout 2011 and early 2012, but we cannot predict whether business performance may be better or worse in the future.
The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our sales and profitability.
A small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers accounted for 38%, 36% and 38% of consolidated sales in 2012, 2011 and 2010, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. While our sales to particular customers fluctuate from period to period, the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of our sales.
The loss of any of our major customers or a decrease or delay in orders or anticipated spending by such customers could materially reduce our sales and profitability. Our largest customers could also engage in business combinations, which could increase their size, reduce their demand for our products as they recognize synergies or rationalize assets and increase or decrease the portion of our total sales concentration to any single customer.
Decreases in energy prices may decrease demand for some of our products and cause downward pressure on the prices we charge, which could harm our business, financial condition and results of operations.
A significant amount of our sales are to customers in the energy production and supply industry. We estimate that 54% of our sales for the year ended December 31, 2012 were generated by end-users in the energy industry. Accordingly, demand for a significant portion of our products depends upon the level of capital expenditures by companies in the oil and gas industry, which depends, in part, on energy prices. While some applications for our products could see greater demand if prices for natural gas remain relatively low compared to oil prices, a sustained decline in energy prices generally and a resultant downturn in energy production activities could negatively affect the capital expenditures of our customers. Any significant decline in the capital expenditures of our customers, whether due to a decrease in the market price of energy or otherwise, may decrease demand for our products and cause downward pressure on the prices we charge. Accordingly, if there is a downturn in the energy production and supply industry, our business, financial condition and results of operations could be adversely affected.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation could result in increased costs and additional operating restrictions or delays for our customers, which could negatively impact our business, financial condition and results of operations.

We supply equipment to companies that process, transport and utilize natural gas, many of which benefit from increased natural gas production resulting from hydraulic fracturing in the oil and natural gas industry. As a result, increased regulation of hydraulic fracturing may adversely impact our business, financial condition and results of operations. If additional levels of regulation are implemented with respect to hydraulic fracturing, it may make it more difficult to complete natural gas wells in shale formations and discourage exploration of new wells. This could increase our customers' costs of compliance and doing business or otherwise adversely affect the hydraulic fracturing services they perform, which may negatively impact natural gas production and demand for our equipment used in the natural gas industry.

In addition, heightened political, regulatory and public scrutiny of hydraulic fracturing practices could potentially expose our customers to increased legal and regulatory proceedings, which could negatively impact natural gas production and demand for our equipment used in the natural gas industry. Any such developments could have a material adverse effect on our business, financial condition and results of operations, whether directly or indirectly.
Governmental energy policies could change, or expected changes could fail to materialize, which could adversely affect our business or prospects.
Energy policy can develop rapidly in the markets we serve, including the United States. Within the last few years, significant developments have taken place, primarily in international markets that we serve with respect to energy policy and related regulations. We anticipate that energy policy will continue to be an important regulatory priority globally as well as on a national, state and local level. As energy policy continues to evolve, the existing rules and incentives that impact the energy-related segments of our business may change. It is difficult, if not impossible, to predict whether changes in energy policy might occur in the future and the timing of potential changes and their impact on our business. The elimination or reduction of favorable policies for our energy-related business, or the failure to adopt expected policies that would benefit our business, could negatively impact our sales and profitability. For example, China’s 12th Five-Year Plan promotes the use of natural gas by mandating an increase of gas as a percentage of energy consumption from less that 4% to over 8%. Our business prospects in China could be harmed if China changed this policy or the mandate is not otherwise achieved.
We may be unable to compete successfully in the highly competitive markets in which we operate.
Although many of our products serve niche markets, a number of our direct and indirect competitors in these markets are major corporations, some of which have substantially greater technical, financial and marketing resources than Chart, and other competitors enter these markets from time to time. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales and earnings. Companies, or their divisions, that operate in our industry include Air Products, Kobe, Linde, Fives, Sumitomo, CVA and Taylor-Wharton. Additionally, we compete with several suppliers owned by global industrial gas producers and many smaller fabrication-only facilities around the world. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending on research and development, and marketing and sales, any of which could materially reduce our sales, profitability or both. Moreover, during an industry downturn, competition in some of the product lines we serve increases as a result of over-capacity, which may result in downward pricing pressure. Further, customers who typically outsource their need for cryogenic systems to us may use their excess capacity to produce such systems themselves. We also compete in the sale of a limited number of products with certain of our major customers. If we are unable to compete successfully, our results of operations, cash flows and financial condition could be negatively affected.
Downturns in economic and financial conditions have had and may have in the future a negative effect on our business, financial condition and results of operations.
Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end users. While general economic conditions improved throughout 2011 and early 2012 and continue to improve in many parts of the world, there has been continued economic weakness in Europe and a downturn in economic conditions there or elsewhere may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, and may reduce their ability to pay for our products and services after purchase. Economic conditions that could impact our business include, but are not limited to, recessionary conditions, slow or negative economic growth rates, the impact of state and sovereign debt defaults or the impact of U.S. budgetary pressures. Similarly, our suppliers may not be able to supply us with needed raw materials or components on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand, or fulfill our contractual obligations or could affect our gross margins. See “We depend on the availability of certain key suppliers; if we experience difficulty with a supplier, we may have difficulty finding alternative sources of supply” below. We cannot predict the timing or duration of negative market conditions. If the economy or markets in which we operate deteriorate or financial markets weaken, our business, financial condition and results of operations could be adversely impacted.

Our exposure to fixed-price contracts, including exposure to fixed pricing on long-term customer contracts, could negatively impact our financial results.
A substantial portion of our sales has historically been derived from fixed-price contracts for large system projects, which may involve long-term fixed price commitments to customers and which are sometimes difficult to execute. We have experienced difficulties in executing large contracts of this kind in the past, including cost overruns, storm damage, supplier failures and customer disputes.
To the extent that any of our fixed-price contracts are delayed, our subcontractors fail to perform, contract counterparties successfully assert claims against us, the original cost estimates in these or other contracts prove to be inaccurate or the contracts do not permit us to pass increased costs on to our customers, profitability from a particular contract may decrease or project losses may be incurred, which, in turn, could decrease our sales and overall profitability. The uncertainties associated with our fixed-price contracts make it more difficult to predict our future results and exacerbate the risk that our results will not match expectations, which has happened in the past.
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
For example, we have invested or plan to invest approximately $70 to $80 million in new capital expenditures in 2013 related to the expected growth of selective parts of each of the E&C, D&S and BioMedical segments. If we fail to implement these projects in a timely and effective manner, we may lose the opportunity to obtain some new customer orders. Even if we effectively implement these projects, the orders needed to support the capital expenditure may not be obtained, may be delayed, or may be less than expected, which may result in sales or profitability at lower levels than anticipated. For example, while we invested in the expansion of our E&C segment in recent years, we experienced delay in some of the orders initially anticipated to support the cold box portion of that expansion, which resulted in the underutilization of some of our capacity. In addition, potential cost overruns, delays or unanticipated problems in any capital expansion could make the expansions more costly than originally predicted or cause us to miss windows of opportunity.
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
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as sales. The dollar amount of backlog as of December 31, 2012 was $617.4 million. Our backlog can be significantly affected by the timing of orders for large products, particularly in our E&C segment, and the amount of our backlog at December 31, 2012 is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared to our total contract volume and is partially offset by cancellation penalties, customers can, and sometimes do, terminate or modify these orders. We cannot predict whether cancellations will accelerate or diminish in the future. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.
Health care reform or other changes in government and other third-party payor reimbursement levels and practices could negatively impact our sales and profitability.
Acquisitions by our BioMedical segment have significantly increased the size and impact on our financial results of our respiratory products business. Many of our BioMedical segment’s customers are reimbursed for products and services by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs in the U.S, and by similar programs and entities in the other countries in which we operate or sell our equipment. In the United States, the Centers for Medicare & Medicaid Services (CMS), the agency responsible for administering the Medicare program, implemented a number of payment rules that reduced Medicare payments for oxygen and oxygen equipment, including a competitive bidding program effective January 1, 2011. Under the competitive bidding program, CMS selected contract suppliers that agreed to receive as payment the “single payment amount” calculated by CMS in certain geographic regions. If third-party payors deny coverage, make the reimbursement process or documentation requirements more uncertain or reduce levels of reimbursement, it could negatively affect our sales and profitability.
In March 2010, health care reform legislation known as the Affordable Care Act was adopted in the United States. The new law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. In addition, the Affordable Care Act requires CMS to nationalize the competitive bidding process or adjust the prices in non-competitive bidding areas to match competitive bidding prices. The Affordable Care Act could impact the demand for our products or the prices at which we sell our products. The impact of this law and these proposals could have a material adverse effect on our business, results of operations and/or financial condition.
As a global business, we are exposed to economic, political and other risks in different countries which could materially reduce our sales, profitability or cash flows, or materially increase our liabilities.
Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. In 2012, 2011 and 2010, 56%, 58% and 57%, respectively, of our sales were made in international markets. Our future results could be harmed by a variety of factors, including:

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

For example, the continuing European sovereign debt crisis has negatively affected economic conditions in Europe and globally. If the European sovereign debt crisis continues or deepens, economic conditions in Europe may further deteriorate. In that case, our business in Europe and elsewhere, as well as the businesses of our customers and suppliers, may be adversely affected.

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
International growth and expansion into emerging markets, such as China, Central and Eastern Europe, India, the Middle East and Latin America, may cause us difficulty due to greater regulatory barriers than in the United States, the necessity of adapting to new regulatory systems, problems related to entering new markets with different economic, social and political systems and conditions, and significant competition from the primary participants in these markets, some of which may have substantially greater resources than us. For example, unstable political conditions or civil unrest, including political instability in North Africa and the Middle East, could negatively impact our order levels and sales in a region or our ability to collect receivables from customers or operate or execute projects in a region.
Our international operations and transactions also depend upon favorable trade relations between the United States and those foreign countries in which our customers and suppliers have operations. A protectionist trade environment in either the United States or those foreign countries in which we do business or sell products, such as a change in the current tariff structures, export compliance, government subsidies or other trade policies, may adversely affect our ability to sell our products or do business in foreign markets. Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business and the foregoing factors may cause a reduction in our sales, profitability or cash flows, or cause an increase in our liabilities.
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
From time to time, we may have acquisition discussions with potential target companies both domestically and internationally. If a large acquisition opportunity arises and we proceed, a substantial portion of our cash and surplus borrowing capacity could be used for the acquisition or we may seek additional debt or equity financing. For example, in August 2012 we used a substantial portion of our available cash to acquire AirSep Corporation.
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
Due to the high pressures and low temperatures at which many of our products are used, the inherent risks associated with concentrated industrial and hydrocarbon gases, and the fact that some of our products are relied upon by our customers or end users in their facilities or operations, or are manufactured for relatively broad industrial, transportation or consumer use, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in death, bodily injury, property damage or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We are subject to claims from time to time, some of which are substantial, and we may be subject to claims in the future. For example, we and some of our subsidiaries have been subject to assertions that failure of our subsidiaries' equipment has caused substantial property damage and economic loss at facilities owned by customers or third parties, including a natural gas processing plant fire where the performance of our subsidiary's equipment is being investigated, a lawsuit against us and our subsidiaries is pending, and end user losses are alleged to be more than $75 million, responsibility for which we and our subsidiaries vigorously dispute. See Item 3. "Legal Proceedings," for further details. Although we currently maintain product liability coverage, which we believe is adequate for existing product liability claims and for the continued operation of our business, such insurance may become difficult to obtain or be unobtainable in the future on terms acceptable to us, it includes customary exclusions and conditions, it may not cover certain specialized applications, such as aerospace-related applications, and it generally does not cover warranty claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage, or a significant warranty claim or series of claims against us, could materially decrease our liquidity, impair our financial condition and adversely affect our results of operations.

Our warranty reserves may not adequately cover our warranty obligations and increased or unexpected product warranty claims could adversely impact our financial condition and results of operations.

We provide product warranties with varying terms and durations for the majority of our products and we establish reserves for the estimated liability associated with our product warranties. Our warranty reserves are based on historical trends as well as our understanding of specifically identified warranty issues. The amounts estimated could differ materially from actual warranty costs that may ultimately be realized. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could have a material adverse effect on our financial condition or results of operations.
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

In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enters into either a purchase or a sales transaction using a currency other than the functional currency of the transacting entity. Given the volatility of exchange rates, we may not be able to effectively manage our currency and/or translation risks. Volatility in currency exchange rates may decrease our sales and profitability and impair our financial condition. We have purchased and may continue to purchase foreign currency forward buy and sell contracts to manage the risk of adverse currency fluctuations and if the contracts are inconsistent with currency trends we could experience exposure related to foreign currency fluctuations.

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
In addition, we are subject to regulations covering manufacturing practices, product labeling, advertising and adverse-event reporting that apply after we have obtained approval to sell a product. Many of our facilities' procedures and those of our suppliers are subject to ongoing oversight, including periodic inspection by governmental authorities. Compliance with production, safety, quality control and quality assurance regulations is costly and time-consuming, and while we seek to be in full compliance, noncompliance could arise from time to time. If we fail to comply, our operations, financial condition and cash flows could be adversely affected, including through the imposition of fines, costly remediation or plant shutdowns, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval as a result of noncompliance.
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
The commodity metals we use, including aluminum and stainless steel, have experienced significant fluctuations in price in recent years. On average, over half of our cost of sales for many of our product lines has historically been represented by the cost of commodities metals. We have generally been able to recover the cost increases through price increases to our customers; however, during periods of rising prices of raw materials, we may not always be able to pass increases on to our customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in raw material prices could result in lower sales and profitability.
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
As of December 31, 2012, we had goodwill and indefinite-lived intangible assets of $446.7 million, which represented approximately 33.6% of our total assets. The value of these assets may increase in the future if we complete acquisitions as part of our overall business strategy. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually on October 1 or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Our stock price historically has fluctuated significantly in response to market and other factors. For example, it declined significantly from mid-2008 to early 2009 and then increased sharply in late 2010 and early 2011. Declines in our stock price in the future could increase the risk of goodwill impairment if the price of our stock does not recover. Impairment testing incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates and our judgment regarding the applicable discount rates to use to discount those estimated operating results and cash flows. If we determine that an impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.
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
We rely on a combination of internal procedures, nondisclosure agreements, intellectual property rights assignment agreements, as well as licenses, patents, trademarks and copyright law to protect our intellectual property and know-how. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. For example, we frequently explore and evaluate potential relationships and projects with other parties, which often require that we provide the potential partner with confidential technical information. While confidentiality agreements are typically put in place, there is a risk the potential partner could violate the confidentiality agreement and use our technical information for its own benefit or the benefit of others or compromise the confidentiality. In addition, the laws of certain foreign countries in which our products may be sold or manufactured do not protect our intellectual property rights to the same extent as the laws of the United States. For example, we are increasing our manufacturing capabilities and sales in China, where laws may not protect our intellectual property rights to the same extent as in the United States. In addition, certain provisions of the Leahy-Smith America Invents Act will go into effect on March 16, 2013. The Leahy-Smith America Invents Act will shift the United States from a "first-to-invent" to a "first-to-file" patent system. This change means that between two identical, pending patent applications, the first inventor will no longer receive priority on the patent to the invention. As a result, the Leahy-Smith America Invents Act may require us to incur significant additional expense and effort to protect our intellectual property. Failure or inability to protect our proprietary information could result in a decrease in our sales or profitability.
We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. A failure to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property may require expensive investment in protracted litigation and the investment of substantial management time and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. The patents in our patent portfolio are scheduled to expire between 2013 and 2032.
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
Increases in labor costs, potential labor disputes and work stoppage could materially decrease our sales and profitability.
Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of January 31, 2013, we had 4,842 employees, including 2,139 salaried, 433 bargaining unit hourly and 2,270 non-bargaining unit hourly employees. Employees represented by a union are subject to one collective bargaining agreement in the United States that expires in February 2018. We have experienced one work stoppage in 2007. Although we entered into a new labor agreement with our unionized employees at this facility in February 2013, if we are unable to enter into new, satisfactory labor agreements with our unionized employees when necessary in the future or other labor controversies or union organizing efforts arise, we could experience a significant disruption to our operations, lose business or experience an increase in our operating expenses, which could reduce our profit margins. Furthermore, increased U.S. federal regulation or significant modifications to existing labor regulations, could potentially increase our labor costs.
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
Our pension plan is currently underfunded and we contribute to a multi-employer plan for collective bargaining U.S. employees, which is also underfunded.
Certain U.S. hourly and salaried employees are covered by our defined benefit pension plan. The plan has been frozen since February 2006. As of December 31, 2012, the projected benefit obligation under our pension plan was approximately $57.3 million and the value of the assets of the plan was approximately $37.9 million, resulting in our pension plan being underfunded by approximately $19.3 million. We are also a participant in a multiemployer plan which is underfunded. Among other risks associated with multi-employer plans, contributions and unfunded obligations of the multi-employer plan are shared by the plan participants and we may inherit unfunded obligations if other plan participants withdraw from the plan or cease to participate. Additionally, if we elect to stop participating in the multi-employer plan, we may be required to pay amounts related to withdrawal liabilities associated with the underfunded status of the plan. If the performance of the assets in our pension plan or the multiemployer plan does not meet expectations or if other actuarial assumptions are modified, our required pension contributions for future years could be higher than we expect, which may negatively impact our results of operations, cash flows and financial condition.
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
Some of our operations, including our operations in New Iberia, Louisiana and Houston, Texas, are located in geographic regions and physical locations that are susceptible to physical damage and longer-term economic disruption from hurricanes or other severe weather. We also could make significant future capital expenditures in hurricane-susceptible or other severe weather locations from time to time. These weather events can disrupt our operations, result in damage to our properties and negatively affect the local economy in which these facilities operate. In September 2008, for example, our New Iberia, Louisiana facility was forced to close as a result of heavy rainfall, evacuations, strong winds and power outages resulting from Hurricane Gustav. Two weeks after Hurricane Gustav, winds and flooding from Hurricane Ike damaged our New Iberia, Louisiana, Houston, Texas and The Woodlands, Texas operations and offices, and those facilities were also closed for a period of time. In 2005, our New Iberia operations encountered damage and were disrupted from the storm surge and flooding caused by Hurricane Rita. Future hurricanes or other severe weather may cause production or delivery delays as a result of the physical damage to the facilities, the unavailability of employees and temporary workers, the shortage of or delay in receiving certain raw materials or manufacturing supplies and the diminished availability or delay of transportation for customer shipments, any of which may have an adverse affect on our sales and profitability. Additionally, the potential physical impact of theorized climate change could include more frequent and intense storms, which would heighten the risk to our operations in areas that are susceptible to hurricanes and other severe weather. Although we maintain insurance subject to certain deductibles, which may cover some of our losses, that insurance may become unavailable or prove to be inadequate.
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
We are leveraged and have future debt service obligations. Our financial performance could be affected by our leverage. As of December 31, 2012, our total indebtedness was $255.8 million. In addition, at that date, under the revolving portion or our senior credit facility we had $28.2 million of letters of credit and bank guarantees outstanding and borrowing capacity of approximately $271.8 million. Through separate facilities, our foreign subsidiaries had $4.7 million in bank guarantees outstanding at December 31, 2012. While we had $141.5 million in cash at December 31, 2012, which we believe mitigates the risk related to our leverage, there is no assurance that we will continue to be profitable in the future or that we will not use our available cash in ways other than those that reduce our leverage or mitigate the risk related to our leverage. We may also incur additional indebtedness in the future. Our level of indebtedness could have important negative consequences to us and you, including:

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
We may be able to incur substantial additional indebtedness in the future. The terms of our debt instruments do not fully prohibit us from doing so. The revolving credit portion of our senior secured credit facility provides commitments of up to $300.0 million, approximately $271.8 million of which would have been available for future borrowings (after giving effect to letters of credit and bank guarantees outstanding) as of December 31, 2012. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments and Related Covenants.” We may also further increase the size of our senior secured credit facility which includes an expansion option permitting us to add up to an aggregate of $150.0 million in additional borrowings, subject to certain conditions, or we could refinance with higher borrowing limits. If new debt is added to our current debt levels, the related risks that we now face could intensify.
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
The option counterparties for our convertible note hedging arrangements are financial institutions, and we will be subject to the risk that any or all of them might default under the convertible note hedge and capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge and capped call transactions with that option counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
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
As of December 31, 2012, we had $250.0 million aggregate principal amount of convertible notes outstanding. Prior to the close of business on the business day immediately preceding May 1, 2018, the convertible notes will be convertible only upon satisfaction of certain conditions. Holders may convert their convertible notes at their option at any time after May 1, 2018. We will settle conversions of convertible notes by paying cash up to the aggregate principal amount of the convertible notes to be converted and paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. The number of shares issued could be significant and such an issuance could cause significant dilution to the interests of the existing stockholders.
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
We occupy 40 principal facilities totaling approximately 3.4 million square feet, with the majority devoted to manufacturing, assembly and storage. Of these manufacturing facilities, approximately 2.4 million square feet are owned and 1.0 million square feet are occupied under operating leases. We lease approximately 32,800 square feet for our corporate office in Garfield Heights, Ohio. Our major owned facilities in the United States are subject to mortgages securing our senior secured credit facility.
The following table sets forth certain information about significant facilities occupied by us as of January 31, 2013:

Location	Segment	Square Feet	Ownership	Use
La Crosse, Wisconsin	Energy & Chemicals	170,000	Owned	Manufacturing/Office
New Iberia, Louisiana	Energy & Chemicals	108,700	Leased	Manufacturing
The Woodlands, Texas	Energy & Chemicals	29,000	Leased	Office
Tulsa, Oklahoma	Energy & Chemicals	58,500	Owned	Manufacturing/Office
Tulsa, Oklahoma	Energy & Chemicals	140,000	Leased	Manufacturing/Office
Tulsa, Oklahoma	Energy & Chemicals	68,000	Leased	Manufacturing/Office
Wolverhampton, United Kingdom	Energy & Chemicals	1,600	Leased	Office
Burnsville, Minnesota	Distribution & Storage	5,600	Leased	Service
Changzhou, China	Distribution & Storage	212,800	Leased	Manufacturing/Office
Decin, Czech Republic	Distribution & Storage	638,000	Owned	Manufacturing/Office
Goch, Germany	Distribution & Storage	258,000	Owned	Manufacturing/Office
Houston, Texas	Distribution & Storage	26,500	Owned	Service
McCarran, Nevada	Distribution & Storage	42,300	Owned	Service
New Prague, Minnesota	Distribution & Storage	31,000	Leased	Office
Owatonna, Minnesota	Distribution & Storage	141,000	Leased	Manufacturing / Office
Plaistow, New Hampshire	Distribution & Storage	2,600	Leased	Office
San Jose, California	Distribution & Storage	20,800	Leased	Manufacturing/Office
Solingen, Germany	Distribution & Storage	13,400	Leased	Manufacturing/Office/Service/Warehouse
Canton, Georgia	Distribution & Storage/BioMedical	154,000	Owned	Manufacturing/Office
Canton, Georgia	Distribution & Storage/BioMedical	20,800	Leased	Office
New Prague, Minnesota	Distribution & Storage/BioMedical	254,000	Owned	Manufacturing/Service
Changzhou, China	Distribution & Storage/Energy & Chemicals	410,000	Owned	Manufacturing/Office
Aichi, Japan	BioMedical	8,900	Leased	Service
Amherst, New York	BioMedical	50,300	Owned	Manufacturing/Office
Amherst, New York	BioMedical	32,000	Leased	Warehouse
Amherst, New York	BioMedical	56,100	Owned	Manufacturing
Canton, Georgia	BioMedical	66,500	Owned	Manufacturing/Office
Chengdu, China	BioMedical	176,000	Owned	Manufacturing/Office
Denver, Colorado	BioMedical	23,800	Leased	Office/Warehouse
Lidcombe, Australia	BioMedical	2,400	Leased	Office/Warehouse
Padova, Italy	BioMedical	11,800	Leased	Service
San Diego, California	BioMedical	24,500	Leased	Manufacturing/Office
Tokyo, Japan	BioMedical	1,600	Leased	Office
Tokyo, Japan	BioMedical	8,900	Leased	Service
Toulouse, France (1)	BioMedical	9,000	Leased	Service
Troy, New York	BioMedical	12,000	Leased	Manufacturing/Office
Wokingham, United Kingdom	BioMedical	7,200	Leased	Office/Warehouse/Service
Wuppertal, Germany	BioMedical	104,900	Leased	Office/Warehouse/Service
Garfield Heights, Ohio	Corporate	32,800	Leased	Office
Luxembourg, Luxembourg	Corporate	1,900	Leased	Office
Clarksville, Arkansas (2)	Discontinued operation	110,000	Owned	Manufacturing/Office
_______________

(1)	This facility is designated for closure as of January 31, 2013.

(2)	This facility is leased from the Company with a purchase option by the customer that owns certain assets of the former Greenville Tube LLC business.

Regulatory Environment
We are subject to federal, state and local regulations relating to the discharge of materials into the environment, production and handling of hazardous and regulated materials and our products and the conduct and condition of our production facilities. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings or competitive position. We are not anticipating any material capital expenditures in 2013 that are directly related to regulatory compliance matters. We are also not aware of any pending or potential regulatory changes that would have a material adverse impact on our business.

Item 3.	Legal Proceedings
In November 2012, Chart Energy & Chemicals Inc. (“CEC”), a subsidiary of the Company, filed a declaratory judgment action in the United States District Court for the Western District of Oklahoma seeking a judgment that certain claims for damages alleged by Enogex Holdings LLC, Enogex Gathering & Processing, LLC and affiliated companies with respect to a December 2010 fire at the Enogex natural gas processing plant in Cox City, Oklahoma were barred based on multiple defenses, including Oklahoma's statute of repose. This action was precipitated by the receipt of a letter from Enogex alleging that CEC was responsible for damages in excess of $75 million with respect to the fire as result of the alleged failure of CEC's equipment that was a component of the unit involved in the fire. Subsequent to the filing of CEC's declaratory judgment action, in December 2012, Enogex filed suit in the District Court of Tulsa County, State of Oklahoma against the Company, CEC and its predecessors, a former employee of a predecessor of CEC, as well as other entities and an individual not affiliated with the Company, formalizing the allegations and claims contained in the November demand letter. Each party has filed a motion to dismiss the other's lawsuit and it is likely that one of the existing actions will ultimately be dismissed or stayed given the commonality of facts underlying each lawsuit. The Company does not believe that the allegations against the Company, CEC or their affiliates in Enogex's complaint have merit. The Company in any event believes that it, CEC and their affiliates have strong factual and legal defenses to Enogex's claims and intends to vigorously assert such defenses. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable. Furthermore, the Company believes that its existing product liability insurance is adequate for potential losses associated with these claims. While the Company cannot predict with certainty the ultimate result of these proceedings, the Company does not believe that the final outcome of these proceedings will have a material adverse affect on the Company's financial position, results of operations, or cash flows.
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
Item 4.    Mine Safety Disclosures

Not applicable.

Item 4A.	Executive Officers of the Registrant*
The name, age and positions of each Executive Officer of the Company as of February 1, 2013 are as follows:

Name	Age	Position
Samuel F. Thomas	61	Chairman, Chief Executive Officer and President
Michael F. Biehl	57	Executive Vice President, Chief Financial Officer and Treasurer
Matthew J. Klaben	43	Vice President, General Counsel and Secretary
Kenneth J. Webster	50	Vice President, Chief Accounting Officer and Controller
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
Michael F. Biehl has been our Executive Vice President since April 2006, served as our Chief Accounting Officer from October 2002 until March 2006, and has been our Chief Financial Officer since July 2001. Until December 16, 2008, Mr. Biehl was also Chart’s Treasurer and assumed that role again effective August 23, 2010. Prior to joining us, Mr. Biehl served as Vice President, Finance and Treasurer at Oglebay Norton Company, an industrial minerals mining, processing and transportation company. Prior to joining Oglebay Norton in 1992, Mr. Biehl worked in the audit practice of Ernst & Young LLP in Cleveland, Ohio from 1978 to 1992.
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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “GTLS.” Prior to 2008, the common stock traded on the NASDAQ Global Market. The high and low sales prices for the shares of common stock for the periods indicated are set forth in the table below:

	High and Low Sales Price
	2012		2011
	High	Low	High	Low
First quarter	$76.36	$55.00	$55.39	$34.11
Second quarter	79.29	59.29	55.76	42.00
Third quarter	76.85	59.00	62.15	37.67
Fourth quarter	75.37	55.89	63.74	35.75
Year	79.29	55.00	63.74	34.11
As of February 1, 2013, there were 138 holders of record of our common stock. Since many holders hold shares in “street name,” we believe that there are a significantly larger number of beneficial owners of our common stock than the number of record holders.
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
Cumulative Total Return Comparison
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of Chart Industries, Inc. with the cumulative return of a hypothetical investment in each of the S&P SmallCap 600 Index, and our Peer Group Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on December 31, 2007, including reinvestment of dividends, if any.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2012
250.00
200.00
150.00
100.00
50.00
0.00
2007
2008
2009
2010
2011
2012
Chart Industries Inc.
S&P Smallcap 600 Index
Peer Group

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Chart Industries, Inc.	$100.00	$34.40	$53.46	$109.32	$174.98	$215.83
S&P SmallCap 600 Index	100.00	68.93	86.55	109.32	110.43	128.46
Peer Group Index	100.00	60.92	83.85	116.16	124.58	140.71
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the fourth quarter of 2012, 113 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $8,326. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended December 31, 2012.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — 31, 2012	113	$73.68	—	$—
November 1 — 30, 2012	—	—	—	—
December 1 — 31, 2012	—	—	—	—
Total	113	$73.68	—	$—

Item 6.	Selected Financial Data
The following table sets forth selected historical consolidated financial information as of the dates and for each of the periods indicated. The Company selected historical financial consolidated data as of and for the years ended December 31, 2012, 2011 and 2010 are derived from our audited financial statements for such periods incorporated by reference into Item 8 of this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP. The Company selected historical financial consolidated data as of and for the years ended December 31, 2009 and 2008 are derived from our audited financial statements for such periods, which have been audited by Ernst & Young LLP, and which are not included in this Annual Report on Form 10-K.
You should read the following table together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K (all dollar amounts, except per share data, in thousands):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Income Data:
Sales	$1,014,152	$794,585	$555,455	$597,458	$753,086
Cost of sales	708,989	549,139	390,156	395,577	513,698
Gross profit	305,163	245,446	165,299	201,881	239,388
Operating expenses (1) (2) (3)	183,350	155,452	117,795	107,547	106,035
Operating income (4)	121,813	89,994	47,504	94,334	133,353
Interest expense, net (including deferred financing costs amortization) (5)	17,209	27,754	19,259	17,433	19,810
Other expense (income) (6)	1,498	(734)	(253)	(7,641)	3,948
Other expense, net	18,707	27,020	19,006	9,792	23,758
Income before income taxes	103,106	62,974	28,498	84,542	109,595
Income tax expense, net	30,782	18,730	7,993	23,386	30,489
Net income	72,324	44,244	20,505	61,156	79,106
Noncontrolling interest, net of taxes	1,029	168	345	145	182
Net income attributable to Chart Industries, Inc.	$71,295	$44,076	$20,160	$61,011	$78,924
Earnings Per Share Data:
Basic earnings per share	$2.39	$1.51	$0.71	$2.14	$2.78
Diluted earnings per share	$2.36	$1.47	$0.69	$2.11	$2.72
Weighted-average shares — basic	29,786	29,165	28,534	28,457	28,354
Weighted-average shares — diluted	30,194	29,913	29,255	28,981	29,008
Cash Flow Data:
Cash provided by operating activities	$87,641	$81,658	$38,574	$86,926	$97,812
Cash used in investing activities	(224,347)	(59,672)	(64,215)	(802)	(65,676)
Cash provided by (used in) financing activities	17,441	67,711	(19,302)	776	(4,061)
Other Financial Data:
Depreciation and amortization (7)	$33,726	$32,298	$26,640	$23,028	$23,170

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$141,498	$256,861	$165,112	$211,168	$154,429
Working capital (8)	144,901	86,533	76,301	59,299	60,360
Goodwill	398,941	288,770	275,252	264,532	261,509
Identifiable intangible assets, net	189,463	140,553	145,500	123,773	129,542
Total assets	1,327,841	1,174,475	954,839	926,503	909,427
Long-term debt	252,021	223,224	218,425	243,175	243,175
Total debt	255,771	234,482	224,925	243,175	243,175
Chart Industries, Inc. shareholders’ equity	696,478	611,039	499,164	475,561	403,960
 _______________

(1)
Operating expenses include selling, general and administrative expenses, amortization expense, impairment of intangibles and loss on disposal of assets. Amortization expense related to intangible assets for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 was $14.8 million, $13.4 million, $11.0 million, $10.7 million and $11.0 million, respectively.

(2)	Includes reversal of contingent liabilities on insolvent former subsidiary of $6.5 million for the year ended December 31, 2008.

(3)
Includes $3.1 million impairment of in-process research and development intangibles for the year ended December 31, 2012. Also includes a $4.6 million reduction of expense associated with writing down acquisition related contingent consideration to fair value for the year ended December 31, 2012.

(4)	Includes $4.9 million of unusual costs for customer settlements and facility shutdown costs for the year ended December 31, 2008.

(5)
Includes $3.0 million for the write-off of the remaining deferred financing fees and $5.0 million for the early redemption premium related to the 9-1/8% Senior Subordinated Notes that were redeemed in October 2011 for the year ended December 31, 2011.

(6)
Includes gains on acquisition of business of $1.1 million associated with the acquisition of Covidien Japan Inc.’s liquid oxygen therapy business in April 2010 (Covidien Japan Acquisition) for year ended December 31, 2010 and $7.0 million associated with the Covidien Acquisition for the year ended December 31, 2009.

(7)
Includes financing costs amortization for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 of $1.5 million, $4.4 million, $3.1 million, $1.6 million, and $1.9 million, respectively. For the year ended December 31, 2011, financing costs amortization includes $3.0 million to write-off remaining deferred financing fees related to the redemption of the 9-1/8% Senior Subordinated Notes.

(8)	Working capital is defined as current assets excluding cash and cash equivalents minus current liabilities excluding short-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the “Selected Financial Data” section and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. Actual results may differ materially from those discussed below. See “Forward-Looking Statements” at the end of this discussion and Item 1A. “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with this discussion.
Overview
We are a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases. The largest portion of end-use applications for our products is energy-related. We are a leading manufacturer of standard and engineered equipment primarily used for low-temperature and cryogenic applications. We have developed an expertise in medical respiratory equipment and cryogenic systems equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit). The majority of our products, including vacuum insulated containment vessels, heat exchangers, cold boxes, other cryogenic components, respiratory and therapy products, are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and end-use of hydrocarbon and industrial gases.
Strong demand for equipment used in natural gas production and LNG applications led to record orders and sales in 2012. Orders for the year ended December 31, 2012 were $1,124.5 million compared to $1,031.7 million for the year ended December 31, 2011, representing an increase of $92.8 million, or 9.0%. Our D&S business saw strong LNG storage and transportation related orders, especially in China. Meanwhile, our BioMedical respiratory business has continued to experience weakness in Europe due to macroeconomic concerns and the impact of the phase-in of Medicare competitive bidding and Medicare audits in the United States. As a result of strong order levels, particularly in our D&S segment, backlog as of December 31, 2012 was $617.4 million as compared to $489.1 million as of December 31, 2011, representing an increase of $128.3 million, or 26.2%. Sales for 2012 were $1,014.2 million compared to sales of $794.6 million for 2011, reflecting an increase of $219.6 million, or 27.6%. The sales increase reflected growing demand for energy equipment, higher revenue recognized under percentage of completion due to the production ramp up of several large LNG projects in our E&C segment, and the effect of the acquisitions of AirSep Corporation (AirSep) in August 2012, which added sales of $40.3 million, and GOFA Gocher Fahrzeugbau GmbH (GOFA) in August 2011, which incrementally added sales of $11.4 million. Gross profit for the year ended December 31, 2012 was $305.2 million, or 30.1% of sales, as compared to $245.4 million, or 30.9% of sales, for the year ended December 31, 2011. Higher volume in the E&C and D&S segments drove the gross profit increase. The decrease in the gross profit percentage was mainly the result of lower volume and unfavorable product mix in the BioMedical respiratory business with lower priced oxygen concentrators representing a much larger share of the mix due to the AirSep acquisition. Operating income for the year ended December 31, 2012 was $121.8 million compared to $90.0 million for the year ended December 31, 2011.

Operating Results
The following table sets forth the percentage relationship that each line item in our consolidated statements of income represents to sales for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Sales	100.0%	100.0%	100.0%
Cost of sales	69.9	69.1	70.2
Gross profit	30.1	30.9	29.8
Selling, general and administrative expense (1)	16.3	17.7	18.9
Amortization expense	1.5	1.7	2.0
Impairment of intangible assets	0.3	—	—
Loss on disposal of assets	—	0.2	0.3
Operating income	12.0	11.3	8.6
Interest expense, net	1.5	2.9	2.9
Amortization of deferred financing costs	0.2	0.6	0.6
Foreign currency loss (gain)	0.1	(0.1)	0.2
Gain on acquisition of business (2)	—	—	0.2
Income tax expense, net	3.0	2.4	1.4
Net income	7.1	5.6	3.7
Noncontrolling interest, net of taxes	0.1	—	0.1
Net income attributable to Chart Industries, Inc.	7.0	5.5	3.6
 _______________

(1)	Includes share-based compensation expense of $7.5 million, $5.4 million and $4.9 million, representing 0.7%, 0.7% and 0.9% of sales, for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	Represents gain on acquisition of business of $1.1 million associated with the Covidien Japan Acquisition during the year ended December 31, 2010.

Segment Information
Certain consolidated results for our operating segments are presented below (all dollar amounts in thousands). Further detailed information regarding our operating segments is presented in Note K of the consolidated financial statements included elsewhere in this report.

	Year Ended December 31,
	2012	2011	2010
Sales
Energy & Chemicals	$323,676	$205,033	$137,801
Distribution and Storage	475,576	390,332	269,293
BioMedical	214,900	199,220	148,361
Consolidated	$1,014,152	$794,585	$555,455
Gross Profit
Energy & Chemicals	$98,679	$58,977	$31,005
Distribution and Storage	137,044	109,306	77,194
BioMedical	69,440	77,163	57,100
Consolidated	$305,163	$245,446	$165,299
Gross Profit Margin
Energy & Chemicals	30.5%	28.8%	22.5%
Distribution and Storage	28.8%	28.0%	28.7%
BioMedical	32.3%	38.7%	38.5%
Consolidated	30.1%	30.9%	29.8%
SG&A
Energy & Chemicals	$30,434	$27,915	$21,184
Distribution & Storage	53,111	42,587	30,303
BioMedical	35,571	35,212	22,781
Corporate	46,372	34,821	30,705
Consolidated	$165,488	$140,535	$104,973
SG&A % of Sales
Energy & Chemicals	9.4%	13.6%	15.4%
Distribution and Storage	11.2%	10.9%	11.3%
BioMedical	16.6%	17.7%	15.4%
Consolidated	16.3%	17.7%	18.9%
Operating Income (Loss)
Energy & Chemicals	$64,931	$27,489	$6,121
Distribution & Storage	79,175	61,415	41,934
BioMedical	24,079	35,911	30,698
Corporate	(46,372)	(34,821)	(31,249)
Consolidated	$121,813	$89,994	$47,504
Operating Margin
Energy & Chemicals	20.1%	13.4%	4.4%
Distribution & Storage	16.6%	15.7%	15.6%
BioMedical	11.2%	18.0%	20.7%
Consolidated	12.0%	11.3%	8.6%
Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Sales
Sales for 2012 of $1,014.2 million increased by $219.6 million, or 27.6% over sales of $794.6 million in 2011. The primary drivers of the increase in sales were improved volume in the E&C and D&S business segments as well as the impact from acquisitions. E&C segment sales for 2012 increased by $118.6 million, or 57.9%. The increase was primarily due to improved volume across brazed aluminum heat exchanger and process systems product lines which included revenue recognized under percentage of completion for several large LNG projects which ramped up production during the year. D&S segment sales for 2012 increased by $85.2 million, or 21.8%. The increase in sales was largely due to improved volume, particularly in LNG applications including mobile equipment and bulk storage tanks, especially in China. Incremental sales related to D&S acquisitions added $11.4 million, which is included in the overall increase in D&S segment sales. BioMedical segment sales for 2012 increased by $15.7 million, or 7.9%. The AirSep acquisition contributed $40.3 million to sales, while the existing BioMedical business finished $24.6 million below 2011 performance with lower volume in respiratory sales due to continued macroeconomic concerns in Europe and the phase-in of Medicare competitive bidding in the U.S.
Gross Profit and Margin
Gross profit for 2012 was $305.2 million, or 30.1% of sales compared to $245.4 million, or 30.9% of sales for 2011, reflecting an increase of $59.8 million while the margin decreased by 0.8 percentage points. In 2012, E&C segment gross profit increased by $39.7 million, and the related margin increased 1.7 percentage points. The increase in gross profit was primarily due to higher production throughput and improved pricing. D&S segment gross profit increased by $27.7 million in 2012 and the related margin increased by 0.8 percentage points. The increase in gross profit and related margin was mainly due to higher volume and improved capacity utilization, lower material costs, partially offset by product mix and shift in sales to more competitive regions, such as China. BioMedical segment gross profit decreased by $7.7 million and its related margin decreased by 6.4 percentage points in 2012. The decrease in gross profit and margin percentage was primarily due to lower volume and unfavorable product mix due to increased stationary oxygen concentrator product sales.
Selling, General and Administrative (SG&A) Expenses
SG&A expenses for 2012 of $165.5 million increased by $25.0 million, or 16.3% of sales, compared to $140.5 million in 2011, yet improved as a percentage of sales by 1.4 percentage points from 17.7% in 2011. In 2012, E&C segment SG&A expenses increased by $2.5 million which was primarily attributable to higher employee-related costs and fees for professional services to support growth, yet it was an improvement of 4.2 percentage points as a percentage of sales. D&S segment SG&A expenses increased by $10.5 million in 2012. Increased employee-related costs due to LNG growth, higher marketing and sales commission expense, fees for professional services, and a full year from the GOFA acquisition contributed to the increase. In 2012, SG&A expenses for the BioMedical segment increased by $0.4 million. AirSep, acquired in August 2012, contributed $6.3 million in SG&A expense during the period. This was offset by a $4.6 million acquisition-related contingent consideration fair value adjustment that reduced SG&A expenses during the second quarter of 2012 and lower employee-related costs and outside services as a result of scaling down operations due to macroeconomic concerns. Corporate SG&A expenses for 2012 increased by $11.6 million primarily due to higher employee-related costs, share-based compensation expense, expenditures for information systems, and fees for professional services to support organic and inorganic growth.
Amortization Expense
Amortization expense for 2012 was $14.8 million, or 1.5% of sales, compared to $13.4 million, or 1.7% of sales, for 2011. The AirSep acquisition added $2.3 million of amortization expense during the period.
Impairment of Intangible Assets/Losses on Disposal of Assets
During the year ended December 31, 2012, the Company recorded an impairment charge of $3.1 million to reduce the carrying value of in-process research and development (IPR&D) indefinite-lived intangible assets to fair value, which was zero as of the end of the second quarter 2012. The write-off of the fair value of the IPR&D indefinite-lived intangible assets was primarily caused by higher forecasted costs and project delays.
A loss on disposal of assets of $1.5 million was recorded for the year ended December 31, 2011 mainly as a result of the disposal of the remaining assets at the BioMedical Plainfield, Indiana facility as part of the final closure of the facility in May 2011. Production was transferred to the new Canton, Georgia BioMedical facility during the year ended December 31, 2011.
Operating Income
As a result of the foregoing, operating income for 2012 increased by $31.8 million to $121.8 million from $90.0 million in 2011 and improved as a percentage of sales by 0.7 percentage points to 12.0%.
Interest Expense, Net and Financing Costs Amortization
For the year ended December 31, 2012, net interest expense was $15.7 million compared to $23.4 million for the year ended December 31, 2011. Interest expense for the year ended December 31, 2012 included $5.0 million of contractual 2.00% coupon interest and $9.1 million of non-cash interest accretion expense related to the carrying value of the Company's 2.00% Convertible Senior Subordinated Notes due 2018 (Convertible Notes). The $7.7 million decrease in interest expense was primarily attributable to the $5.0 million call premium paid in conjunction with the early redemption of the Company's 9-1/8% Senior Subordinated Notes (Subordinated Notes) in October 2011 and additional interest expense as both the Convertible Notes and Subordinated Notes were outstanding for approximately two months during 2011. Financing costs amortization was $1.5 million and $4.4 million for years ended December 31, 2012 and 2011, respectively. The decrease of $2.9 million was primarily attributable to the $3.0 million write off of the remaining deferred financing fees related to the Subordinated Notes, which were redeemed in October 2011. Further information regarding the Company’s debt is disclosed in "Liquidity and Capital Resources" below and in Note C to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Foreign Currency Loss (Gain)
For the years ended December 31, 2012 and 2011, foreign currency losses were $1.5 million and foreign currency gains were $0.7 million, respectively. The $2.2 million change is primarily attributable to increased volatility in foreign exchange rates, particularly the euro, impacting transactions denominated in foreign currencies and mark to market adjustments on the Company's foreign currency forward contracts during the year ended December 31, 2012.
Income Tax Expense
Income tax expense of $30.8 million and $18.7 million for the years ended December 31, 2012 and 2011, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 29.9% and 29.7%, respectively. The increase in the effective tax rate for the year ended December 31, 2012 compared to the prior year period is primarily due to a decrease in the mix of income earned by certain of the Company's foreign entities which are taxed at lower rates than the U.S. federal statutory rate.
Net Income
As a result of the foregoing, net income for 2012 increased by $27.2 million to $71.3 million from $44.1 million in 2011 representing an increase of 61.8%.

Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Sales
Sales for 2011 were $794.6 million compared to $555.5 million for 2010, reflecting an increase of $239.1 million, or 43.1%. E&C segment sales for 2011 increased by $67.2 million, or 48.8%. The primary driver of the increase in sales was improved volume across all product lines, particularly in process systems. Pricing also improved in brazed aluminum heat exchangers and process systems as large NGL and LNG projects returned. D&S segment sales for 2011 increased by $121.0 million, or 44.9%. During 2011, bulk storage system sales and packaged gas and beverage liquid CO2 system sales increased $50.6 million and $44.3 million, respectively. LNG related opportunities continued to accelerate as LNG infrastructure investments were made. The acquisitions of GOFA in August 2011 and Cryotech in August 2010 also contributed $18.6 million to the increase in D&S segment sales. Sales were also positively impacted by favorable currency translation as a result of the strengthening of the euro during 2011. BioMedical segment sales for 2011 increased by $50.8 million, or 34.3%. Medical respiratory product sales increased $42.4 million largely due to our acquisition of SeQual in December 2010, which added $35.1 million in sales during 2011. Biological storage systems sales increased $8.4 million primarily as a result of increased global demand from the breeder market and increased spending on research.
Gross Profit and Margin
Gross profit for 2011 was $245.4 million, or 30.9% of sales compared to $165.3 million, or 29.8% of sales for 2010 reflecting an increase of $80.1 million. E&C segment gross profit for 2011 increased $28.0 million, and the related margin increased 6.3 percentage points. The increase in gross profit was primarily due to increased volume and improved utilization as a result of higher order levels particularly in brazed aluminum heat exchangers and process systems. D&S segment gross profit increased $32.1 million in 2011 while the related margin decreased slightly. The D&S segment gross profit increase was largely attributable to increased sales volume which was partially offset by a shift in sales to more competitive regions and product segments as well as higher costs associated with facility expansions. BioMedical segment gross profit for 2011 increased $20.1 million and its related margin increased 0.2 percentage points in 2011 primarily due to higher sales volume in both medical respiratory and biological storage systems sales driven by the SeQual acquisition and improved demand.
Selling, General and Administrative Expenses
SG&A expenses for 2011 were $140.5 million, or 17.7% of sales compared to $105.0 million, or 18.9% of sales for 2010. E&C segment SG&A expenses for 2011 increased by $6.7 million which was primarily the result of higher variable compensation and sales commission expense as a result of increased sales volume and also for costs related to infrastructure build-out and ramp up for future growth. D&S segment SG&A expenses for 2011 increased by $12.3 million which was primarily attributable to the acquisition of GOFA in August 2011 and Cryotech in 2010. Higher marketing and sales commission expense due to improving business conditions as well as targeting new growth opportunities also contributed to the increase. SG&A expenses for the BioMedical segment increased by $12.4 million during 2011 primarily due to increased employee and integration costs as a result of the SeQual acquisition in December 2010. Corporate SG&A expenses for 2011 increased by $4.1 million which was primarily driven by higher share-based compensation costs, employee related costs and consulting fees related to our Enterprise Resource Planning (ERP) system implementation.
Amortization Expense
Amortization expense for 2011 was $13.4 million, or 1.7% of sales, compared to $11.0 million, or 2.0% of sales, for 2010. Amortization expense increased as a result of amortization of intangible assets acquired as part of the SeQual and GOFA acquisitions completed in December 2010 and August 2011, respectively.
Asset Impairment/Losses on Disposal of Assets
In 2011, the Company recorded $1.5 million of expense due to asset disposals; $1.2 million was related to disposal of the remaining assets of the BioMedical Plainfield, Indiana facility which was closed in May 2011. For the year ended December 31, 2010, loss on disposal of assets was $1.8 million. This wrote down to fair value the land and building in Denver, Colorado, the land in Plaistow, New Hampshire and certain leasehold improvements in the Plainfield, Indiana facility.
Operating Income
As a result of the foregoing, operating income for 2011 increased by $42.5 million to $90.0 million from $47.5 million in 2010 and improved as a percentage of sales by 2.7 percentage points to 11.3%.
Gain on Acquisition of Business
For the year ended December 31, 2010, the Company recognized a $1.1 million gain as a result of the Covidien Japan Acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The estimates of fair value exceeded the cash paid and, accordingly, resulted in a gain on acquisition of business.
Interest Expense, Net and Financing Costs Amortization
For 2011, net interest expense was $23.4 million compared to $16.2 million for 2010. The $7.2 million increase was primarily attributable to the $5.0 million call premium paid in conjunction with the early redemption of the 9-1/8% Senior Subordinated Notes (Subordinated Notes) in October 2011. Non-cash accretion expense of $3.6 million related to the issuance in August 2011 of the Convertible Notes is included in the total interest expense for 2011. Also contributing to the increase was the fact that the Subordinated Notes and the Convertible Notes were both outstanding for 2-1/2 months during 2011 resulting in an additional $3.1 million of interest expense. These increases were partially offset by lower average debt outstanding on the term loan portion of our prior senior secured credit facility (Prior Credit Facility) as a result of required quarterly principal payments. Amortization of deferred financing costs increased by $1.3 million compared to 2010. In October 2011, the remaining deferred financing fees of $3.0 million related to the Subordinated Notes were written off. In 2010, $1.7 million of deferred financing fees related to the former senior credit facility, which was refinanced in May 2010, were written off.
Foreign Currency Loss (Gain)
For the years ended December 31, 2011 and 2010, foreign currency gains of $0.7 million and losses of $0.9 million, respectively, were recognized by the Company. The gains were primarily attributable to gains on foreign currency contracts as the euro weakened against the U.S. dollar during 2011. The losses in 2010 were the result of increased volatility in foreign exchange rates impacting transactions denominated in foreign currencies and the marked to market losses on the Company’s foreign currency forward contracts.
Income Tax Expense
Income tax expense for 2011 was $18.7 million and the effective tax rate was 29.7% compared to income tax expense for 2010 of $8.0 million and an effective tax rate of 28.0%. The increase in the effective tax rate in 2011 was largely due to an increase in federal income tax expense primarily as a result of higher domestic earnings.
Net Income
As a result of the foregoing, net income for 2011 was $44.1 million compared to net income of $20.2 million for 2010, representing an increase of 118.6%.

Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or penalties. Our backlog as of December 31, 2012, 2011 and 2010 was $617.4 million, $489.1 million and $236.4 million, respectively.
The table below sets forth orders and backlog by segment for the periods indicated (dollar amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Orders
Energy & Chemicals	$384,835	$392,112	$165,827
Distribution & Storage	531,227	435,954	287,819
BioMedical	208,439	203,635	150,864
Total	$1,124,501	$1,031,701	$604,510
Backlog
Energy & Chemicals	$365,470	$303,490	$115,972
Distribution & Storage	228,204	169,246	108,665
BioMedical	23,760	16,332	11,779
Total	$617,434	$489,068	$236,416
Orders for 2012 were a record $1,124.5 million compared to $1,031.7 million for 2011, representing an increase of $92.8 million, or 9.0%. E&C segment orders were $384.8 million in 2012, a decrease of $7.3 million compared to 2011, which included orders in excess of $150.0 million for two large LNG baseload projects in Australia during the first quarter of 2012 while 2011 included orders in excess of $130.0 million for two large natural gas-related projects. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter. D&S segment orders for 2012 were a record $531.2 million compared to $436.0 million for 2011, an increase of $95.2 million, or 21.9%. D&S order trends, especially in LNG, were strong in China which partially offset shortfalls in Europe. Orders for the BioMedical segment for 2012 were $208.4 million compared to orders of $203.6 million for the year ended December 31, 2011. Excluding orders associated with the AirSep acquisition of $41.4 million, BioMedical orders were down year over year, largely due to continued weakness in Europe and the Medicare competitive bidding process in the United States.
Orders for 2011 were $1,031.7 million compared to $604.5 million for 2010, representing an increase of $427.2 million, or 70.7%. E&C segment orders were $392.1 million in 2011, an increase of $226.3 million compared to 2010. Orders in the E&C segment experienced increases across all product lines including process systems, brazed aluminum heat exchangers, and air cooled heat exchangers due to improving global economic conditions and the return of large scale LNG project work. D&S segment orders for 2011 were $436.0 million compared to $287.8 million for 2010, an increase of $148.1 million, or 51.5%. Bulk storage system and packaged gas system orders for the year were $277.3 million and $158.7 million, respectively, representing an increase of 56.4% in bulk storage systems and 43.5% in packaged gas system orders. D&S segment orders increased as LNG related growth opportunities continued to trend upward. Orders for the BioMedical segment for 2011 were $203.6 million compared to orders of $150.9 million for the year ended December 31, 2010. Medical respiratory orders increased $43.8 million primarily as a result of the SeQual acquisition in December 2010. Biological storage system orders also increased $8.9 million due to improved global demand.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company's Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is Chart’s intention to settle any excess conversion value in shares of Chart’s common stock. However, Chart may elect to settle, at its discretion, any such excess value in cash, shares of Chart’s common stock or a combination of cash and shares. The initial conversion price of approximately $69.03 per share represents a conversion premium of 30% over the last reported sale price of Chart’s common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share.

Senior Credit Facility: On April 25, 2012, the Company entered into an amended and restated credit facility which replaced the prior senior secured credit facility (Prior Credit Facility) with a five-year $375.0 million senior secured credit facility (Senior Credit Facility), which consists of a $75.0 million term loan (the Term Loan) and a $300.0 million revolving credit facility (the Revolving Credit Facility), and the maturity date was extended two years until April 25, 2017. The Company recorded $1.4 million in deferred financing costs related to the Senior Credit Facility which are being amortized over the five-year term of the loan. In accordance with loan modification accounting guidance, the Company recorded a $0.2 million charge to write off a portion of the remaining deferred financing fees associated with the Prior Credit Facility. The Senior Credit Facility also includes an expansion option permitting the Company to add up to an aggregate $150.0 million in term loans or revolving credit commitments from its existing and potential new lenders. Loans under the Senior Credit Facility bear interest, at the applicable Borrower's election, at either LIBOR or the greatest of (a) the JPMorgan prime rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1% or (c) the Adjusted LIBOR Rate (as defined in the Senior Credit Facility) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1%, plus a margin that varies with the Company's net debt to EBITDA ratio. Under the terms of the Senior Credit Facility, 5% of the $75.0 million Term Loan is payable annually in quarterly installments over the first three years, 10% is payable annually in quarterly installments over the final two years, and the remaining balance is due on April 25, 2017. Significant financial covenants for the Senior Credit Facility include a maximum net debt to EBITDA ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0, which are the same limits that applied under the Prior Credit Facility. At December 31, 2012, there was $72.2 million outstanding under the Term Loan and $28.2 million in letters of credit issued. Although there were no outstanding borrowings under the Revolving Credit Facility at December 31, 2012, the Company had borrowed against this facility to fund working capital needs during the year as a result of BioMedical's acquisition of AirSep, and incurred additional interest on interim amounts outstanding. At December 31, 2012, availability under the Revolving Credit Facility was $271.8 million. The Company was in compliance with all covenants, including its financial covenants, at December 31, 2012.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd. (CCESC), a wholly-owned subsidiary of the Company, maintained three separate banking facilities (the Foreign Facilities) which included a bonding/guarantee facility, a revolving line of credit, and an overdraft facility with 30.0 million, 60.0 million, and 10.0 million Chinese yuan in borrowing capacity, respectively. On November 11, 2012, the facilities matured and the outstanding principal and interest due of 30.0 million and 1.1 million Chinese yuan, respectively, were paid in full by CCESC.
As of December 31, 2012, Chart Cryogenic Distribution Equipment (Changzhou) Company Limited, a joint venture of the Company, and CCESC has $1.3 million and $0.8 million in bank guarantees, respectively.
Foreign Facilities – Ferox: Chart Ferox, a.s., or Ferox, our wholly-owned subsidiary that operates in the Czech Republic, maintains secured revolving credit facilities with capacity of up to 175.0 million Czech korunas. Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. At December 31, 2012, there were $2.6 million of bank guarantees supported by such facilities.
Our debt and related covenants are further described in Note C to our consolidated financial statements included elsewhere in this report.
Sources and Uses of Cash
Our foreign subsidiaries held cash of approximately $115.5 million and $96.5 million at December 31, 2012 and 2011, respectively, to meet their liquidity needs. No material restrictions exist in accessing cash held by our foreign subsidiaries and we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. We believe that our existing cash and cash equivalents, funds available under our debt facilities and cash provided by operations will be sufficient to finance our normal working capital needs, acquisition obligations, and investments in properties, facilities and equipment for the foreseeable future.
Years Ended December 31, 2012 and 2011
Our cash and cash equivalents totaled $141.5 million as of December 31, 2012, a decrease of $115.4 million from the balance at December 31, 2011 mainly due to the acquisition of AirSep. Cash provided by operating activities for the year ended December 31, 2012 was $87.6 million compared to cash provided by operating activities of $81.7 million for the year ended December 31, 2011. The increase of $5.9 million was primarily the result of an increase in net income primarily due to an increase in operating income in the E&C segment mainly offset by a decrease in billings in excess of contract revenue due to progress made on several large E&C system orders in backlog during 2012.

Cash used in investing activities for the years ended December 31, 2012 and 2011 was $224.3 million and $59.7 million, respectively. In August 2012, the Company used $182.5 million in cash to fund the AirSep acquisition as compared to $37.7 million used for acquisitions during the year ended December 31, 2011. Capital expenditures for 2012 were $43.7 million compared with $22.4 million for 2011. Major capital expenditures for the year ended December 31, 2012 included capacity expansion projects in D&S and E&C in response to strong order intake and expected future growth. Also during the year ended December 31, 2012, the Company received $2.1 million in proceeds, which approximated the carrying amount, for the sale of assets previously held for sale.
Cash provided by financing activities for the year ended December 31, 2012 was $17.4 million compared to $67.7 million for the year ended December 31, 2011. The Company received $21.4 million in proceeds from its Term Loan offset by $4.4 million in scheduled quarterly principal payments on the term loan portions of both the Prior Credit Facility and Senior Credit Facility. The Company also borrowed and repaid $73.0 million from its Revolving Credit Facility and used $4.8 million to repay a foreign facility. In addition, the Company had a $9.0 million tax benefit from the exercise of stock options and received $3.5 million in proceeds for stock option exercises which were offset by $4.5 million for common stock repurchases to cover tax withholding elections during the year ended December 31, 2012. Other uses of cash during 2012 included $1.4 million in payments for financing fees and a $1.3 million contingent consideration payment related to the 2010 acquisition of Cryotech.
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
Cash used by investing activities for the years ended December 31, 2011 and 2010 was $59.7 million and $64.2 million, respectively. Capital expenditures for 2011 were $22.4 million compared with $16.9 million for 2010. The 2011 capital expenditures were primarily for continued automation, process improvements and expansions at our existing facilities particularly in New Iberia, Louisiana and Changzhou, China and the continuing implementation of the new ERP system company-wide. We used $36.1 million, net of cash acquired, to acquire GOFA in August 2011 and $1.6 million of cash was used to acquire Clever Fellows Innovation Consortium, Inc. in April 2011. The 2010 capital expenditures were primarily for the completion of the new industrial gas equipment repair center in McCarran, Nevada, a new BioMedical manufacturing facility in Canton, Georgia and implementation of a new ERP system for the Company. During 2010, $43.8 million was used for three acquisitions: Covidien’s Japanese liquid oxygen therapy business, substantially all of the assets of Cryotech International, Inc., and SeQual Technologies, Inc. The final deferred purchase payments for the 2009 acquisition of Golden Phoenix of $4.1 million were paid in 2010. In 2010, we received $1.0 million in proceeds from the sale of certain operating equipment at the BioMedical segment’s Plainfield, Indiana facility.
For the year ended December 31, 2011, cash provided by financing activities was $67.7 million compared to cash used of $19.3 million for the year ended December 31, 2010. In October 2011, $168.1 million was used to redeem the Subordinated Notes including a $5.0 million early redemption call premium. We received $242.7 million in proceeds, net of financing costs of $7.3 million, upon issuance of the Convertible Notes in August 2011. In addition, $66.5 million was paid for convertible note hedge and capped call transactions, and $48.8 million in proceeds were received from the related sale of warrants in connection with the issuance of the Convertible Notes. Quarterly principal payments totaling $6.5 million were made on the term loan portion of the Senior Credit Facility and $4.8 million in proceeds from borrowings was received by one of the Company's subsidiaries in China during the year ended December 31, 2011. During 2010, principal debt payments of $18.3 million were made of which $15.0 million was a voluntary payment on the term loan portion of the Prior Credit Facility as part of a refinancing. Financing costs of $2.9 million related to that refinancing were also paid during 2010. The exercise of stock options provided $7.0 million and $1.1 million in 2011 and 2010, respectively. Tax benefits associated with the exercise of stock options provided $7.9 million in 2011 versus $0.8 million in 2010.
Cash Requirements
The Company does not anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2013. Management anticipates the Company will be able to satisfy cash requirements for its ongoing business for the foreseeable future with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facilities. We expect capital expenditures for 2013 to be in the range of $70.0 to $80.0 million primarily for expansions of the brazed aluminum heat exchanger facility in La Crosse, Wisconsin and the large tank manufacturing facility in New Prague, Minnesota.

In 2013, the Company is forecasting to use approximately $6.8 million for scheduled interest payments under the Senior Credit Facility and Convertible Notes. We are also required to make quarterly principal payments of $0.9 million under the Senior Credit Facility. In addition, we are forecasting to use approximately $21.0 to $25.0 million of cash to pay U.S. and foreign income taxes and approximately $0.6 million of cash to fund our defined benefit pension plans under ERISA funding requirements.
Contractual Obligations
Our known contractual obligations as of December 31, 2012 and cash requirements resulting from those obligations are as follows (all dollar amounts in thousands):

	Payments Due by Period
	Total	2013	2014-2015	2016-2017	2018 and Thereafter

Long-term debt	$322,188	$3,750	$10,313	$58,125	$250,000
Interest on long-term debt (1)	37,452	6,839	13,612	12,001	5,000
Operating leases	31,109	7,195	9,274	5,571	9,069
Purchase obligations (2)	8,787	8,787	—	—	—
Pension obligations (3)	8,635	635	3,600	4,400	—
Total contractual cash obligations	$408,171	$27,206	$36,799	$80,097	$264,069
 _______________

(1)
The interest payments in the above table were estimated based upon our existing debt structure at December 31, 2012, which included the Senior Credit Facility and Convertible Notes, less scheduled debt payments each year, and the interest rates in effect at December 31, 2012.

(2)	Purchase obligations represent orders for metals to be consumed in the normal course of business.

(3)	The planned funding of the pension obligations was based upon actuarial and management estimates taking into consideration the current status of the plans.
Not included in the table above are unrecognized tax benefits of $3.3 million at December 31, 2012 and a contingent consideration arrangement from a prior acquisition with a maximum potential payout of $3.0 million.
Our commercial commitments as of December 31, 2012, which include standby letters of credit and bank guarantees, represent potential cash requirements resulting from contingent events that require performance by us or our subsidiaries pursuant to funding commitments, and are as follows (all dollar amounts in thousands):

	Total	Expiring in 2013	Expiring in 2014 and beyond

Standby letters of credit	$14,663	$7,480	$7,183
Bank guarantees	18,234	9,954	8,280
Total commercial commitments	$32,897	$17,434	$15,463
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
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

We are occasionally subject to various legal claims related to performance under contracts, product liability, taxes, employment matters, environmental matters, intellectual property and other matters, several of which claims assert substantial damages, in the ordinary course of our business. Based on our historical experience in litigating these claims, as well as our current assessment of the underlying merits of the claims and applicable insurance, if any, we believe the resolution of these legal claims will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect. See Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” for further information.
Foreign Operations
During 2012, we had operations in Australia, Asia and Europe, which accounted for approximately 29.9% of consolidated sales and 34.7% of total assets at December 31, 2012. Functional currencies used by these operations include the Chinese yuan, the euro, Japanese yen, and the British pound. We are exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by our domestic operations in currencies other than the U.S. dollar. The majority of these functional currencies and the other currencies in which we record transactions are fairly stable. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled us to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations or the volume of forward contracts changes.
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
Allowances for Doubtful Accounts.  We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount we believe will be collected. We also record allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), our estimates of the collectibility of amounts due could be changed by a material amount.
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
Long-Lived Assets.  We monitor our long-lived assets (property, plant and equipment and finite-lived intangible assets) for impairment indicators on an ongoing basis. If impairment indicators exist, we perform the required analysis and record impairment charges in accordance with accounting guidance. In conducting our analysis, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are not impaired. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal forecasts as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets.
Goodwill and Indefinite-Lived Intangible Assets.  We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, as of October 1 or whenever events or changes in circumstances indicate that an evaluation should be completed. The reporting units are the same as our operating segments, which are also our reportable segments: Energy & Chemicals, Distribution & Storage, and BioMedical. We first evaluate relevant events and circumstances, such as macroeconomic conditions and the Company's overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh these factors in totality in forming a conclusion whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the first and second steps of the goodwill impairment test are not necessary. Otherwise, we would perform the first step of the two-step goodwill impairment test. As of October 1, 2012 and based on our qualitative assessment, we determined that it was not more likely than not that the fair value is less than the carrying amount of each reporting unit and, therefore, the two-step goodwill impairment test was not necessary.
With respect to indefinite-lived intangible assets, the Company first evaluates relevant events and circumstances to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, in weighing all relevant events and circumstances in totality, the Company determines that it is not more likely than not that an indefinite-lived intangible asset is impaired, no further action is necessary. Otherwise, the Company would determine the fair value of indefinite-lived intangible assets and perform a quantitative impairment assessment by comparing an asset's fair value to its carrying amount in accordance with Accounting Standards Codification (ASC) Subtopic 350-30. As of October 1, 2012, and based on the Company's qualitative assessment, the Company determined that it was not more likely than not that the fair value of each indefinite-lived intangible asset was less than its carrying amount, therefore, no further action was necessary.
Prior to the qualitative assessment, the Company recorded an impairment loss of $3.1 million during the second quarter of 2012 resulting in the elimination of in-process research & development (IPR&D) indefinite-lived intangible assets related to a prior BioMedical segment acquisition. Higher forecasted costs and project delays represented impairment indicators requiring the Company to re-evaluate the fair value of the IPR&D indefinite-lived intangible assets. The Company conducted an impairment test based on the multi-period excess earnings valuation method which determines fair value based on the present value of the prospective net cash flow attributable to the intangible asset.  The Company determined that the fair value of the IPR&D indefinite-lived intangible assets was zero and impaired the intangible assets by a value equal to their carrying amount.
Pensions. We sponsor one defined benefit pension plan which has been frozen since February 2006. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation. The Company recognizes the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income. Our funding policy is to contribute at least the minimum funding amounts required by law. We have chosen policies according to accounting guidance that allow the use of a calculated value of plan assets (which is further described below), which generally reduces the volatility of pension expense (income) from changes in pension liability discount rates and the performance of the pension plans’ assets.
A significant element in determining our pension expense in accordance with accounting guidance is the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets as of December 31, 2012 and 2011 will be 7.75%. The expected return assumptions were developed using a simple averaging formula based upon the plans’ investment guidelines, mix of asset classes, historical returns of equities and bonds, and expected future returns. We believe our assumptions for expected future returns are reasonable. However, we cannot guarantee that we will achieve these returns in the future. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets that reduces pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future net periodic pension expense.
At the end of each year, we determine the rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency and the expected timing of benefit payments under the plan. At December 31, 2012, we determined this rate to be 3.75% as compared to 4.5% in 2011. Changes in discount rates over the past three years have not materially affected pension expense (income), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized over the expected future service of participants.
At December 31, 2012, our consolidated net pension liability recognized was $19.3 million, an increase of $3.4 million from December 31, 2011. This increase in liability was largely due to a lower discount rate used on the interest cost for the projected benefit obligation as a result of lower interest rates. Employer contributions to the plan of $1.7 million were offset by benefit payments of $1.7 million. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $0.5 million, $0.2 million, and $0.4 million of net periodic pension expense, respectively. See Note G to our financial statements included elsewhere in this report for further information.

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
Product Warranty Costs.  The Company provides product warranties with varying terms and durations for the majority of its products. We estimate product warranty costs and accrue for these costs as products are sold. The warranty reserve includes both a general reserve component, calculated based upon historical experience over the warranty period for each product and a specific reserve component for any specifically identified warranty issues. Due to the uncertainty and potential volatility of these warranty estimates, changes in assumptions including expected warranty claims and costs to satisfy those claims or specifically identified issues could materially affect net income.
Revenue Recognition — Long-Term Contracts.  We recognize revenue and gross profit as work on certain long-term contracts progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses toward completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes will result in the reversal of previously recognized revenue and profits. When estimates indicate a loss is expected to be incurred under a contract, cost of sales is charged with a provision for such loss. As work progresses under a loss contract, revenue and cost of sales continue to be recognized in equal amounts, and the excess of costs over revenues is charged to the contract loss reserve. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion. Pre-contract costs relate primarily to salaries and benefits incurred to support the selling effort and, accordingly, are expensed as incurred. Certain contracts include incentive-fee arrangements clearly defined in the agreement and are not recognized until earned. We use the percentage of completion method of accounting primarily in the E&C segment.
Share-based Employee Compensation.  Share-based compensation expense is calculated based on the estimated fair value of our stock options, restricted stock awards, performance stock units and leveraged restricted stock units. Fair value of stock options is calculated using the Black-Scholes pricing model. Fair value of restricted stock awards is based on the Company's market price on the date of grant. Fair value of performance stock units is valued based on performance condition targets as determined by the Compensation Committee of the Board of Directors and vest at the end of three years. Fair value of leveraged restricted stock units is based on market conditions and calculated using a Monte Carlo simulation model. The grant date fair value calculation requires the use of variables such as exercise term of the option, future volatility, dividend yield and risk-free interest rate. Share-based compensation expense is recognized over the vesting period of the share-based award after consideration of the estimated forfeiture rates.
Recently Adopted Accounting Standards
Effective October 1, 2012, the Company early adopted new guidance issued by the Financial Accounting Standards Board (FASB) regarding qualitative impairment assessments of indefinite-lived intangible assets. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether further impairment testing is necessary. If an entity determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, no further action is necessary. Otherwise, the entity is required to determine the fair value of indefinite-lived intangible assets and perform a quantitative impairment assessment in accordance with Subtopic 350-30. The adoption of this guidance did not have a material impact of the Company’s financial position, results of operations or cash flows.
Effective 2012, the Company adopted the new guidance issued by the FASB regarding the presentation of comprehensive income. This guidance revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Topic 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income. The adoption of this guidance did not have a material impact of the Company's financial position, results of operations or cash flows.
Effective 2012, the Company adopted the new guidance issued by the FASB regarding fair value disclosures. This guidance aims to align the principles for fair value measurements and the related disclosure requirements in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). This Accounting Standard Update (ASU) mainly contains clarifications such as the specification that the "highest and best use"

valuation concept for fair value measurements is relevant only when measuring the fair value of nonfinancial assets and is not relevant when measuring the fair value of financial assets or of liabilities. The ASU also requires new disclosures under U.S. GAAP such as quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The adoption of this guidance did not have a material impact of the Company's financial position, results of operations or cash flows.
Forward-Looking Statements
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues from new acquisitions, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the loss of, or a significant reduction or delay in purchases by our largest customers;

•	the fluctuations in energy prices;

•	the potential for negative developments in the natural gas industry related to hydraulic fracturing;

•	governmental energy policies could change, or expected changes could fail to materialize;

•	competition in our markets;

•	economic downturns and deteriorating financial conditions;

•	our ability to manage our fixed-price contract exposure;

•	our ability to successfully manage our planned operational expansions;

•	our reliance on the availability of key supplies and services;

•	degradation of our backlog as a result of modification or termination of orders;

•	changes in government health care regulations and reimbursement policies;

•	general economic, political, business and market risks associated with our global operations including instability in North Africa and the Middle East;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies, including the successful integration of the AirSep acquisition;

•	the loss of key employees;

•	litigation and disputes involving us, including the extent of product liability, warranty, contract, employment and environmental claims asserted against us;

•	our warranty reserves may not adequately cover our warranty obligations;

•	fluctuations in foreign currency exchange rates and interest rates;

•	financial distress of third parties;

•	United States Food and Drug Administration and comparable foreign regulation of our products;

•	the pricing and availability of raw materials;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	the impairment of our goodwill or other intangible assets;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	technological security threats and our reliance on information systems;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	additional liabilities related to taxes;

•	our ability to continue our technical innovation in our product lines;

•	the underfunded status of our pension plans;

•	increased government regulation;

•	disruptions in our operations due to severe weather;

•	potential violations of the Foreign Corrupt Practices Act;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	risks associated with our indebtedness, leverage, debt service and liquidity;

•	potential dilution to existing holders of our common stock as a result of the conversion of our convertible debt;

•	fluctuations in the price of our stock; and

•	other factors described herein.
There may be other factors that may cause our actual results to differ materially from the forward-looking statements.
All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included in this Annual Report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, the Company's operations are exposed to fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.
Interest Rate Risk: The Company's primary interest rate risk exposure results from the Senior Credit Facility’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from December 31, 2012 rates, and assuming no changes in debt from the December 31, 2012 levels, our additional annual expense would be approximately $1.4 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposures are with the euro, the British pound, the Czech koruna, the Japanese yen, and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At December 31, 2012, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.
Market Price Sensitive Instruments
In connection with the issuance of the Convertible Notes, the Company entered into privately-negotiated convertible note hedge and capped call transactions with affiliates of certain of the underwriters (the Option Counterparties). The convertible note hedge and capped call transactions relate to, collectively, 3.6 million shares, which represents the number of shares of the Company’s common stock underlying the Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes. These convertible note hedge and capped call transactions are expected to reduce the potential dilution with respect to the Company’s common stock upon conversion of the Convertible Notes and/or reduce the Company’s exposure to potential cash or stock payments that may be required upon conversion of the Convertible Notes, except, in the case of the capped call transactions, to the extent that the market price per share of the Company’s common stock exceeds the cap price of the capped call transactions.
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
Covenant levels and pro forma ratios for the four quarters ended December 31, 2012 are as follows:

	Covenant Level	Four Quarters Ended December 31, 2012 Ratio
Senior Credit Facility (1) (2)
Minimum Adjusted EBITDA* to cash interest ratio	3.00x	27.26x
Maximum funded indebtedness to Adjusted EBITDA* ratio	3.25x	1.12x
_______________

(1)
Failure to satisfy these ratio requirements would constitute a default under the Senior Credit Facility. If lenders under the Senior Credit Facility failed to waive any such default, repayment obligations under the Senior Credit Facility could be accelerated, which would also constitute a default under the indenture for the Convertible Notes.

(2)	The ratio is calculated giving pro forma effect to our acquisition of AirSep and Term Loan principal payments during 2012.

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

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2012, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting is set forth on page F-1 of this Annual Report on Form 10-K and incorporated herein by reference.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is set forth in Item 8. “Financial Statements and Supplementary Data,” on page F-3 under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company did not include an evaluation of the internal control over financial reporting of AirSep Corporation, which constituted $246.8 million and $181.5 million of total and net assets, respectively, as of December 31, 2012, and $40.3 million and $3.9 million of revenues and net loss, respectively, for the year then ended.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this item as to the Directors of the Company appearing under the caption “Election of Directors” in the Company’s 2013 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 is set forth in the 2013 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” which information is incorporated herein by reference. Information required by Items 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is set forth in the 2013 Proxy Statement under the headings “Information Regarding Meetings and Committees of the Board of Directors,” “Code of Ethical Business Conduct and Officer Code of Ethics” and “Stockholder Communications with the Board,” which information is incorporated herein by reference.
The Charters of the Audit Committee, Compensation Committee and Nominations and Corporate Governance Committee and the Corporate Governance Guidelines, Officer Code of Ethics and Code of Ethical Business Conduct are available on the Company’s website at www.chartindustries.com and in print to any stockholder who requests a copy. Requests for copies should be directed to Secretary, Chart Industries, Inc., One Infinity Corporate Centre Drive, Suite 300, Garfield Heights, Ohio 44125. The Company intends to disclose any amendments to the Code of Ethical Business Conduct or Officer Code of Ethics, and any waiver of the Code of Ethical Business Conduct or Officer Code of Ethics granted to any Director or Executive Officer of the Company, on the Company’s website.

Item 11.	Executive Compensation
The information required by Item 402 of Regulation S-K is set forth in the 2013 Proxy Statement under the heading “Executive and Director Compensation,” which information is incorporated herein by reference. The information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K is set forth in the 2013 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth in the 2013 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth in the 2013 Proxy Statement under the headings “Related Party Transactions” and “Director Independence,” which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item is set forth in the 2013 Proxy Statement under the heading “Principal Accounting Fees and Services,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this 2012 Annual Report on Form 10-K:
1. Financial Statements.  The following consolidated financial statements of the Company and its subsidiaries and the reports of the Company’s independent registered public accounting firm are incorporated by reference in Item 8:
Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
2. Financial Statement Schedules.  The following additional information should be read in conjunction with the consolidated financial statements:
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010
All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
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
Date: February 28, 2013
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
Date: February 28, 2013

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING
Management of Chart Industries, Inc. and its subsidiaries (the Company) are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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
Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management did not include an evaluation of the internal control over financial reporting of AirSep Corporation, which constituted $246.8 million and $181.5 million of total and net assets, respectively, as of December 31, 2012, and $40.3 million and $3.9 million of revenues and net loss, respectively, for the year then ended.
Based on this assessment, management has determined that the Company’s internal control over financial reporting is effective as of December 31, 2012.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

/S/ SAMUEL F. THOMAS	/S/ MICHAEL F. BIEHL
Samuel F. Thomas	Michael F. Biehl
Chairman, Chief Executive Officer and President	Executive Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Chart Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chart Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Cleveland, Ohio
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Chart Industries, Inc. and Subsidiaries

We have audited Chart Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chart Industries, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AirSep Corporation, which is included in the December 31, 2012 consolidated financial statements of Chart Industries, Inc. and Subsidiaries and constituted $246.8 million and $181.5 million of total and net assets, respectively, as of December 31, 2012, and $40.3 million and $3.9 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Chart Industries, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of AirSep Corporation.

In our opinion, Chart Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chart Industries, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Cleveland, Ohio
February 28, 2013

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Dollars in thousands, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$141,498	$256,861
Accounts receivable, net	150,296	131,904
Inventories, net	196,501	149,822
Unbilled contract revenue	25,302	25,247
Prepaid expenses	11,560	7,088
Deferred income taxes	15,282	14,004
Other current assets	15,985	12,703
Total Current Assets	556,424	597,629
Property, plant and equipment, net	169,776	137,301
Goodwill	398,941	288,770
Identifiable intangible assets, net	189,463	140,553
Other assets	13,237	10,222
TOTAL ASSETS	$1,327,841	$1,174,475
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$100,528	$84,297
Customer advances and billings in excess of contract revenue	89,081	102,996
Accrued salaries, wages and benefits	30,815	29,108
Current portion of warranty reserve	19,131	13,181
Short-term debt	—	4,758
Current portion of long-term debt	3,750	6,500
Other current liabilities	30,470	24,653
Total Current Liabilities	273,775	265,493
Long-term debt	252,021	223,224
Long-term deferred tax liabilities	46,285	43,945
Long-term portion of warranty reserve	25,355	—
Accrued pension liabilities	19,327	15,905
Other long-term liabilities	11,295	12,357
Equity
Common stock, par value $.01 per share — 150,000,000 shares authorized, as of December 31, 2012 and 2011, respectively, 30,041,584 and 29,612,684 shares issued and outstanding at December 31, 2012 and 2011, respectively	300	296
Additional paid-in capital	348,526	333,034
Retained earnings	346,011	274,716
Accumulated other comprehensive income	1,641	2,993
Total Chart Industries, Inc. Shareholders’ Equity	696,478	611,039
Noncontrolling interest	3,305	2,512
Total Equity	699,783	613,551
TOTAL LIABILITIES AND EQUITY	$1,327,841	$1,174,475
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(Dollars and shares in thousands, except per share amounts)
Sales	$1,014,152	$794,585	$555,455
Cost of sales	708,989	549,139	390,156
Gross profit	305,163	245,446	165,299
Selling, general and administrative expenses	165,488	140,535	104,973
Amortization expense	14,792	13,376	11,049
Impairment of intangible assets	3,070	—	—
Loss on disposal of assets	—	1,541	1,773
Operating expenses	183,350	155,452	117,795
Operating income	121,813	89,994	47,504
Other expense (income):
Interest expense, net	15,679	23,371	16,196
Amortization of deferred financing costs	1,530	4,383	3,063
Foreign currency loss (gain)	1,498	(734)	871
Gain on acquisition of business	—	—	(1,124)
Other expense, net	18,707	27,020	19,006
Income before income taxes	103,106	62,974	28,498
Income tax expense (benefit):
Current	35,300	21,221	17,338
Deferred	(4,518)	(2,491)	(9,345)
Income tax expense, net	30,782	18,730	7,993
Net income	72,324	44,244	20,505
Noncontrolling interest, net of taxes	1,029	168	345
Net income attributable to Chart Industries, Inc.	$71,295	$44,076	$20,160
Net income attributable to Chart Industries, Inc. per common share:
Basic	$2.39	$1.51	$0.71
Diluted	$2.36	$1.47	$0.69
Weighted-average number of common shares outstanding:
Basic	29,786	29,165	28,534
Diluted	30,194	29,913	29,255
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net income	$72,324	$44,244	$20,505
Other comprehensive income (loss):
Foreign currency translation adjustments	1,575	(2,169)	(2,573)
Defined benefit pension plan:
Actuarial loss on remeasurement	(5,597)	(7,513)	(1,280)
Less: amortization of prior service cost included in net periodic pension cost	974	365	270
Defined benefit pension plan	(4,623)	(7,148)	(1,010)
Other comprehensive loss, before tax	(3,048)	(9,317)	(3,583)
Income tax benefit related to defined benefit pension plan	1,699	2,633	470
Other comprehensive loss, net of taxes	(1,349)	(6,684)	(3,113)
Comprehensive income	70,975	37,560	17,392
Less: comprehensive income attributable to noncontrolling interest, net of taxes	(1,032)	(302)	(525)
Comprehensive income attributable to Chart Industries, Inc.	$69,943	$37,258	$16,867
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
	Shares Outstanding	Amount		Retained Earnings			Total Equity
	(Dollars and shares in thousands)
Balance at January 1, 2010	28,482	$285	$251,692	$210,480	$13,104	$1,685	$477,246
Net income	—	—	—	20,160	—	345	20,505
Other comprehensive (loss) income	—	—	—	—	(3,293)	180	(3,113)
Share-based compensation expense	—	—	4,933	—	—	—	4,933
Common stock issued from share-based compensation plans	350	1	1,062	—	—	—	1,063
Tax benefit from exercise of stock options	—	—	796	—	—	—	796
Other	—	2	(58)	—	—	—	(56)
Balance at December 31, 2010	28,832	288	258,425	230,640	9,811	2,210	501,374
Net income	—	—	—	44,076	—	168	44,244
Other comprehensive (loss) income	—	—	—	—	(6,818)	134	(6,684)
Equity component of convertible notes issuance, net of deferred financing fees and deferred taxes	—	—	48,521	—	—	—	48,521
Proceeds from issuance of warrants	—	—	48,848	—	—	—	48,848
Purchase of call options net of deferred taxes	—	—	(41,993)	—	—	—	(41,993)
Share-based compensation expense	—	—	5,433	—	—	—	5,433
Common stock issued from share-based compensation plans	814	8	7,019	—	—	—	7,027
Tax benefit from exercise of stock options	—	—	7,879	—	—	—	7,879
Common stock repurchases	(33)	—	(1,099)	—	—	—	(1,099)
Other	—	—	1	—	—	—	1
Balance at December 31, 2011	29,613	296	333,034	274,716	2,993	2,512	613,551
Net income	—	—	—	71,295	—	1,029	72,324
Other comprehensive (loss) income	—	—	—	—	(1,352)	3	(1,349)
Share-based compensation expense	—	—	7,461	—	—	—	7,461
Common stock issued from share-based compensation plans	499	5	3,515	—	—	—	3,520
Tax benefit from exercise of stock options	—	—	8,972	—	—	—	8,972
Common stock repurchases	(70)	(1)	(4,484)	—	—	—	(4,485)
Other	—	—	28	—	—	(239)	(211)
Balance at December 31, 2012	30,042	$300	$348,526	$346,011	$1,641	$3,305	$699,783
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$72,324	$44,244	$20,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,196	27,915	23,577
Interest accretion of convertible notes discount	9,109	3,589	—
Financing costs amortization	1,530	4,383	3,063
Call premium related to redemption of long-term debt	—	4,964	—
Employee share-based compensation expense	7,461	5,433	4,933
Loss on disposal of assets	—	1,541	1,773
Impairment of intangible assets	3,070	—	—
Gain on acquisition of business	—	—	(1,124)
Unrealized foreign currency transaction loss (gain)	96	(180)	(341)
Deferred income tax benefit	(4,518)	(2,491)	(9,345)
Reversal of contingent consideration liability	(4,620)	—	—
Other non-cash operating activities	6,165	(536)	3,236
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	3,422	(34,359)	(1,447)
Inventory	(15,777)	(31,628)	(13,717)
Unbilled contract revenues and other current assets	(7,465)	(10,479)	(2,554)
Accounts payable and other current liabilities	2,936	18,129	10,550
Deferred income taxes	663	138	(337)
Customer advances and billings in excess of contract revenue	(18,951)	50,995	(198)
Net Cash Provided By Operating Activities	87,641	81,658	38,574
INVESTING ACTIVITIES
Capital expenditures	(43,685)	(22,380)	(16,939)
Proceeds from sale of assets	2,073	—	989
Acquisition of businesses, net of cash acquired	(182,450)	(37,680)	(47,865)
Other investing activities	(285)	388	(400)
Net Cash Used In Investing Activities	(224,347)	(59,672)	(64,215)
FINANCING ACTIVITIES
Proceeds from long-term debt	21,375	—	—
Borrowings on revolving credit facilities	73,012	4,758	—
Repayments on revolving credit facilities	(77,770)	—	—
Principal payments on long-term debt	(4,438)	(6,500)	(18,250)
Payment of deferred financing costs	(1,445)	(7,277)	(2,857)
Retirement of long-term debt, including call premium	—	(168,139)	—
Proceeds from issuance of convertible notes	—	250,000	—
Proceeds from issuance of warrants	—	48,848	—
Payment for call options related to convertible notes	—	(66,486)	—
Payment of contingent consideration	(1,300)	(1,300)	—
Proceeds from exercise of stock options	3,519	7,027	1,063
Tax benefit from exercise of stock options	8,972	7,879	796
Common stock repurchases	(4,484)	(1,099)	(54)
Net Cash Provided By (Used In) Financing Activities	17,441	67,711	(19,302)
Effect of exchange rate changes on cash	3,902	2,052	(1,113)
Net (decrease) increase in cash and cash equivalents	(115,363)	91,749	(46,056)
Cash and cash equivalents at beginning of period	256,861	165,112	211,168
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$141,498	$256,861	$165,112

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share amounts)

NOTE A — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations:  Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the Company), is a leading global manufacturer of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in medical respiratory equipment and cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and end-use of industrial gases and hydrocarbons. The Company has domestic operations located across the United States, including the principal executive offices located in Ohio, and an international presence in Asia, Australia and Europe.
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
Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumption.
Reclassifications: Certain reclassifications have been made to the 2011 consolidated balance sheet, 2011 consolidated statement of equity and the 2011 and 2010 consolidated statements of cash flows in order to conform to the 2012 presentation.
Cash and Cash Equivalents:  The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents.
Concentrations of Credit Risks:  The Company sells its products to gas producers, distributors and end-users across the industrial gas, hydrocarbon, chemical processing and medical industries in countries all over the world. Approximately 56%, 58% and 57% of sales were to foreign countries in 2012, 2011 and 2010, respectively. No single customer exceeded ten percent of consolidated sales in 2012, 2011 and 2010. Sales to the Company’s top ten customers accounted for 38%, 36% and 38% of consolidated sales in 2012, 2011 and 2010, respectively. The Company’s sales to particular customers fluctuate from period to period, but the large gas producer and distributor customers of the Company tend to be a consistently large source of revenue for the Company. To minimize credit risk from trade receivables, the Company reviews the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitors the financial condition of customers to help ensure timely collections and to minimize losses. Additionally, for certain domestic and foreign customers, particularly in the Energy and Chemicals (E&C) segment, the Company requires advance payments, letters of credit and other such guarantees of payment. Certain customers also require the Company to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order.
The Company is also subject to concentrations of credit risk with respect to its cash and cash equivalents and forward foreign currency exchange contracts. To minimize credit risk from these financial instruments, the Company enters into arrangements with major banks and other quality financial institutions and invests only in high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations in this area.
Allowance for Doubtful Accounts:  The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, or substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. The Company also records allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), our estimates of the collectibility of amounts due could be changed by a material amount. The allowance for doubtful accounts balance at December 31, 2012 and 2011 was $4,080 and $2,360, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Inventories:  Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (FIFO) method. The components of inventory are as follows:

	December 31,
	2012	2011
Raw materials and supplies	$85,726	$64,832
Work in process	40,945	36,045
Finished goods	69,830	48,945
Total inventories, net	$196,501	$149,822
The Company determines inventory valuation reserves based on a combination of factors. In circumstances where the Company is aware of a specific problem in the valuation of a certain item, a specific reserve is recorded to reduce the item to its net realizable value. The Company also recognizes reserves based on the actual usage in recent history and projected usage in the near-term. If circumstances change (e.g., lower-than-expected or higher-than-expected usage), estimates of the net realizable value could be changed by a material amount. The allowance for excess and obsolete inventory balance at December 31, 2012 and 2011 was $4,078 and $3,191, respectively.
Property, Plant and Equipment:  Capital expenditures for property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized. The cost of applicable assets is depreciated over their estimated useful lives. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense was $17,404, $14,539 and $12,528 for the years ended December 31, 2012, 2011 and 2010, respectively. The following table summarizes the components of property, plant and equipment:

		December 31,
Classification	Estimated Useful Life	2012	2011
Land and buildings	20-35 years	$107,410	$96,984
Machinery and equipment	3-12 years	96,362	79,173
Computer equipment, furniture and fixtures	3-7 years	20,238	16,043
Construction in process		25,070	8,175
		249,080	200,375
Less: accumulated depreciation		(79,304)	(63,074)
Total property, plant and equipment, net		$169,776	$137,301
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
Goodwill and Intangible Assets:  Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. The Company does not amortize goodwill or indefinite-lived intangible assets, but reviews them for impairment annually as of October 1 or whenever events or changes in circumstances indicate that an evaluation should be completed. The Company amortizes intangible assets that have finite lives over their estimated useful lives.
With respect to goodwill, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The reporting units are the same as our operating segments, which are also the reportable segments: Energy & Chemicals, Distribution & Storage, and BioMedical. The Company first evaluates relevant events and circumstances, such as macroeconomic conditions and the Company's overall financial performance to determine whether it is

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company then evaluates how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weighs these factors in totality in forming a conclusion whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the first and second steps of the goodwill impairment test are not necessary. Otherwise, the Company would perform the first step of the two-step goodwill impairment test. As of October 1, 2012 and based on our qualitative assessment, we determined that it was not more likely than not that the fair value is less than the carrying amount of each reporting unit and, therefore, the two-step goodwill impairment test was not necessary.
The following table represents the changes in goodwill:

	December 31,
	2012	2011
Beginning balance	$288,770	$275,252
Foreign currency translation adjustments and other	408	(1,067)
Goodwill acquired during the year	109,763	14,585
Ending balance	$398,941	$288,770
Similar to the goodwill impairment testing screen, the Company first evaluates relevant events and circumstances to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, in weighing all relevant events and circumstances in totality, the Company determines that it is not more likely than not that an indefinite-lived intangible asset is impaired, no further action is necessary. Otherwise, the Company would determine the fair value of indefinite-lived intangible assets and perform a quantitative impairment assessment by comparing an asset's fair value to its carrying amount. As of October 1, 2012, and based on the Company's qualitative assessment, the Company determined that it was not more likely than not that the fair value of each indefinite-lived intangible asset was less than its carrying amount, therefore, no further action was necessary.
Prior to the qualitative assessment, the Company recorded an impairment loss of $3,070 during the second quarter of 2012 resulting in the elimination of in-process research & development (IPR&D) indefinite-lived intangible assets related to a prior BioMedical segment acquisition. Higher forecasted costs and project delays represented impairment indicators requiring the Company to re-evaluate the fair value of the IPR&D indefinite-lived intangible assets. The Company conducted an impairment test based on the multi-period excess earnings valuation method which determines fair value based on the present value of the prospective net cash flow attributable to the intangible asset (Level 3 in the fair value hierarchy).  The Company determined that the fair value of the IPR&D indefinite-lived intangible assets was zero and impaired the intangible assets by a value equal to their carrying amount.
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill):

	Weighted-average Estimated Useful Life	December 31, 2012		December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	9.0 years	$45,078	$(11,286)	$18,113	$(9,024)
Patents	10.0 years	9,880	(6,664)	9,080	(5,434)
Product names	14.0 years	9,068	(2,712)	5,638	(1,818)
Customer relations	13.0 years	158,005	(59,668)	130,488	(48,840)
Total finite-lived intangible assets	12.1 years	$222,031	$(80,330)	$163,319	$(65,116)
Indefinite-lived intangible assets:
Trademarks and trade names		$47,762		$39,280
In-process research and development		—		3,070
Total indefinite-lived intangible assets		$47,762		$42,350

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Information regarding intangible assets acquired during 2012 is presented below:

	Year Ended December 31, 2012
	Weighted-average Estimated Useful Life	Amount
Unpatented technology	20.0 years	$26,900
Product names	2.5 years	3,400
Customer relations	9.0 years	28,100
Total finite-lived intangible assets acquired	13.7 years	58,400
Indefinite-lived trademarks and trade names		8,600
Total intangible assets acquired		$67,000
Amortization expense for intangible assets subject to amortization was $14,792, $13,376 and $11,049 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company estimates amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2013	$19,000
2014	17,500
2015	15,900
2016	14,000
2017	13,100
Financial Instruments:  The fair values of cash equivalents, accounts receivable, accounts payable and short term bank debt approximate their carrying amount because of the short maturity of these instruments.
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
The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, the British pound, the Czech koruna, the Japanese yen, and the Chinese yuan. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Foreign currency forward contracts are measured at fair value, which is based on valuations provided by the transaction counterparties, and recorded on the consolidated balance sheets as other current liabilities or assets. Changes in their fair value are recorded in the consolidated statements of income as foreign currency gains or losses. The Company's foreign currency forward contracts are not exchange traded instruments and, accordingly, are classified as being valued using Level 2 inputs as defined in Note E. The changes in fair value generated net losses of $780 and $630 for the years ended December 2012, and 2010, respectively, and a net gain of $1,233 for the year ended December 31, 2011.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Product Warranties:  The Company provides product warranties with varying terms and durations for the majority of its products. The Company calculates its warranty reserve by considering historical warranty experience and specifically identified warranty issues. The Company records warranty expense in cost of sales. Product warranty claims not expected to occur within one year are recorded in long-term portion of warranty reserve in the consolidated balance sheets. Actual experience could differ from the amounts estimated requiring adjustments to the liability in future periods. The changes in the Company’s consolidated warranty reserve are as follows (see Note D for further details on the 2012 acquired warranty reserves):

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$13,181	$12,101	$8,764
Warranty expense	12,494	7,420	5,893
Warranty usage	(18,222)	(8,085)	(3,827)
Acquired warranty reserves	37,033	1,745	1,271
Ending balance	$44,486	$13,181	$12,101
Convertible Debt: The Company determined that the embedded conversion feature within the Convertible Senior Subordinated Notes (Convertible Notes) was clearly and closely related to the Company’s common stock and therefore exempt from separate accounting treatment. Convertible Notes exempt from derivative accounting are recognized by bifurcating the principal balance into a liability component and an equity component where the fair value of the liability component is estimated by calculating the present value of its cash flows discounted at an interest rate that the Company would have received for similar debt instruments that have no conversion rights (the “straight-debt rate”), and the equity component is the residual amount, net of tax, which creates a discount on the Convertible Notes. The Company recognizes non-cash interest accretion expense related to the carrying amount of the Convertible Notes which is accreted back to its principal amount over the expected life of the debt, which is also the stated life of the debt.
Accumulated Other Comprehensive Income: The components of accumulated other comprehensive income are as follows:

	Year Ended December 31,
	2012	2011
Foreign currency translation adjustments	$14,207	$12,635
Pension liability adjustments, net of taxes	(12,566)	(9,642)
Accumulated other comprehensive income	$1,641	$2,993
Revenue Recognition:  For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement and the selling price to the buyer is fixed or determinable. For brazed aluminum heat exchangers, cold boxes, liquefied natural gas fueling stations and engineered tanks, the Company primarily uses the percentage of completion method of accounting. Earned revenue is based on the percentage of incurred costs to date compared to total estimated costs at completion after giving effect to the most current estimates. Earned revenue on contracts in process for the years ended December 31, 2012, 2011 and 2010, totaled $218,318, $219,315 and $240,239, respectively. Timing of amounts billed on contracts varies from contract to contract and could cause significant variation in working capital needs. Amounts billed on percentage of completion contracts in process for the years December 31, 2012, 2011 and 2010 totaled $237,119, $265,686 and $239,600, respectively.
The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known. Pre-contract costs relate primarily to salaries and benefits incurred to support the selling effort and are expensed as incurred. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage of incurred costs to date compared to total estimated costs at completion. Certain contracts include incentive-fee arrangements. The incentive fees in

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

such contracts can be based on a variety of factors, but the most common are the achievement of target completion dates, target costs, and/or other performance criteria. Incentive-fee revenue is not recognized until it is earned.
The Company reports sales net of tax assessed by qualifying governmental authorities.
Cost of Sales: Manufacturing expenses associated with sales are included in cost of sales. Cost of sales includes all materials, direct and indirect labor, inbound freight, purchasing and receiving, inspection, internal transfers and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs, manufacturing engineering, project management and depreciation expense for assets used in the manufacturing process are included in cost of sales on the consolidated statements of income.
Selling, General and Administrative Expenses (SG&A): SG&A includes selling, marketing, customer service, product management, design engineering, and other administrative expenses not directly supporting the manufacturing process as well as depreciation and amortization expense associated with non-manufacturing assets. In addition, SG&A includes corporate operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and share-based compensation expense.
Shipping and Handling Costs:  Amounts billed to customers for shipping are classified as sales, and the related costs are classified as cost of sales on the consolidated statements of income. Shipping revenue of $10,111, $8,595 and $6,537 for the years ended December 31, 2012, 2011 and 2010, respectively, are included in sales. Shipping costs of $13,344, $11,443, and $8,488 for the years ended December 31, 2012, 2011 and 2010, respectively, are included in cost of sales.
Advertising Costs:  The Company incurred advertising costs of $4,828, $4,548 and $3,268 for the years ended December 31, 2012, 2011 and 2010, respectively. Such costs are expensed as incurred and included in SG&A on the consolidated statements of income.
Research and Development Costs:  The Company incurred research and development costs of $14,398, $11,253 and $5,969 for the years ended December 31, 2012, 2011 and 2010, respectively. Such costs are expensed as incurred and included in SG&A on the consolidated statements of income.
Foreign Currency Translation:  The functional currency for the majority of the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for asset and liability accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income (loss) in the consolidated statements of comprehensive income. Gains or losses resulting from foreign currency transactions are charged to operations as incurred.
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
Interest and penalties related to income taxes are accounted for as income tax expense on the consolidated statements of income.
Share-based Compensation:  The Company measures share-based compensation for all share-based payments to employees and directors, including grants of employee stock options, at fair value on the date of grant. Compensation for share-based awards is recognized on a ratable basis over the vesting period. The total cost of a share-based payment award is reduced by estimated forfeitures expected to occur over the vesting period which generally is equivalent to the required service period of the award. During the year, the Company may repurchase shares of common stock from equity plan participants to satisfy tax withholding obligations relating to the vesting or payment of equity awards. All such repurchased shares are subsequently retired during the period in which they occur. See Note H for further discussions regarding stock options and other share-based awards.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Earnings Per Share:  The following table presents calculations of income per share of common stock:

	Year Ended December 31,
	2012	2011	2010
Net income attributable to Chart Industries, Inc.	$71,295	$44,076	$20,160
Net income attributable to Chart Industries, Inc. per common share:
Basic	$2.39	$1.51	$0.71
Diluted	$2.36	$1.47	$0.69
Weighted average number of common shares outstanding — basic	29,786	29,165	28,534
Incremental shares issuable upon assumed conversion and exercise of stock options	408	748	721
Weighted average number of common shares outstanding shares — diluted	30,194	29,913	29,255
As of December 31, 2012, certain common shares that may be issuable upon the vesting of share-based awards and potential settlements under convertible note hedge and capped call transactions used to offset the dilutive effect of the Convertible Notes were not included in the computation of diluted earnings per share as they were anti-dilutive. There were 109, 107 and 362 anti-dilutive shares for the years ended December 31, 2012, 2011 and 2010, respectively.
New Accounting Pronouncement
In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment." The amendments in the ASU allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether further impairment testing is necessary. If an entity determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, no further action is necessary. Otherwise, the entity is required to determine the fair value of indefinite-lived intangible assets and perform a quantitative impairment assessment in accordance with Subtopic 350-30. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before September 15, 2012. The Company early adopted the new guidance, and its adoption did not have a material impact of the Company’s financial position, results of operations or cash flows.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE B — Balance Sheet Components
The following table summarizes the components of other current assets, other assets, other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Other current assets:
Deposits	$244	$338
Assets held for sale	650	2,824
Income taxes receivable	—	3,063
Other receivables	15,091	6,478
Other current assets	$15,985	$12,703
Other assets:
Deferred financing costs	$6,546	$6,631
Cash value of life insurance	1,488	1,426
Other	5,203	2,165
Other assets	$13,237	$10,222
Other current liabilities:
Accrued interest	$2,170	$2,099
Accrued other taxes	2,556	2,005
Accrued income taxes	2,244	—
Accrued rebates	7,242	7,969
Accrued employee separation and plant closure costs	1,102	1,113
Accrued other	15,156	11,467
Other current liabilities	$30,470	$24,653
Other long-term liabilities:
Accrued environmental	$4,586	$4,745
Accrued contingent consideration (1)	1,898	6,150
Accrued contingencies and other	4,811	1,462
Other long-term liabilities	$11,295	$12,357

(1)	Represents the long-term portion of accrued contingent consideration.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE C — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table shows the components of the Company’s borrowings:

	December 31,
	2012	2011
Convertible notes, due August 2018, effective interest rate of 7.9%	$183,583	$174,474
Term loan, due April 2017, average interest rate of 2.46%	72,188	55,250
Foreign facilities	—	4,758
Total debt	255,771	234,482
Less: current maturities	(3,750)	(11,258)
Long-term debt	$252,021	$223,224
Convertible Notes
The outstanding aggregate principal amount of the Company's Convertible Notes is $250,000. The Convertible Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance was 7.9%.
The Convertible Notes are senior subordinated unsecured obligations of the Company and are not guaranteed by any of the Company's subsidiaries. The Convertible Notes are subordinated in right of payment to the Company's existing and future senior indebtedness, including indebtedness under the Company's existing credit agreement, and rank equally in right of payment with any future senior subordinated debt. The Convertible Notes rank senior in right of payment to the Company's future subordinated debt.
Prior to May 1, 2018, the Convertible Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2011 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price (currently approximately $69.03) for the Convertible Notes on each applicable trading day); (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which, as determined following a request by a holder of Convertible Notes as provided in the bond indenture (the “Indenture”), the trading price per $1,000 principal amount of Convertible Notes for each trading day of such Measurement Period was less than 97% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate for the Convertible Notes on each such trading day; or (3) upon the occurrence of specified corporate events pursuant to the terms of the Indenture. On or after May 1, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders of the Convertible Notes may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. It is the Company’s intention to settle any excess conversion value in shares of the Company’s common stock.
The conversion rate on the Convertible Notes will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following the occurrence of a make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes prior to maturity. If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to purchase the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. For purposes of calculating earnings per share, if the Company's market price exceeds the applicable conversion price, shares contingently issuable under the Convertible Notes will have a dilutive effect with respect to the Company’s common stock. At December 31, 2012, the Convertible Notes were not subject to conversion.

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
At the issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885 which was recorded as long-term debt and an equity component of $79,115 which was recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represents the Company’s interest rate for similar debt instruments at that time without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes.
For the years ended December 31, 2012 and 2011, interest expense for the Convertible Notes was $14,109 and $5,672, respectively, which included $5,000 and $2,083 of contractual 2.00% coupon interest, respectively, and $9,109 and $3,589 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277 with $2,303 recorded as a reduction in additional paid-in-capital. This balance of $4,974 is being amortized over the term of the Convertible Notes. For the years ended December 31, 2012 and 2011, total expense associated with the amortization of debt issuance costs was $711 and $296, respectively.
The following table represents certain information regarding the Convertible Notes:

	December 31,
	2012	2011
Principal balance of liability component	$250,000	$250,000
Unamortized discount	(66,417)	(75,526)
Carrying amount of liability component	$183,583	$174,474
Carrying amount of equity component	$79,115	$79,115
Senior Credit Facility
On April 25, 2012, the Company entered into an amended and restated Senior Credit Facility which replaced the prior senior secured credit facility (Prior Credit Facility) with a five-year $375,000 senior secured credit facility (Senior Credit Facility), which consists of a $75,000 term loan (Term Loan) and a $300,000 revolving credit facility (Revolving Credit Facility), and the maturity date was extended two years until April 25, 2017. The Revolving Credit Facility includes a $25,000

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

sub-limit for the issuance of swingline loans and a $100,000 sub-limit to be used for letters of credit. There is a foreign currency limit of $50,000 under the Revolving Credit Facility which could be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $50,000 under the Revolving Credit Facility made by the Company's wholly-owned subsidiary, Chart Industries Luxembourg S.à r.l.
The Company recorded $1,445 in deferred financing costs related to the Senior Credit Facility which are being amortized over the five-year term of the loan. In accordance with loan modification accounting guidance, the Company recorded a $232 charge to write off a portion of the remaining deferred financing fees associated with the Prior Credit Facility. The Senior Credit Facility also includes an expansion option permitting the Company to add up to an aggregate of $150,000 in term loans or revolving credit commitments from its existing and potential new lenders.
Loans under the Senior Credit Facility bear interest, at the applicable Borrower's election, at either LIBOR or the greatest of (a) the JPMorgan prime rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1% or (c) the Adjusted LIBOR Rate (as defined in the Senior Credit Facility) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1%, plus a margin that varies with the Company's net debt to EBITDA ratio. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.40% of the unused Revolver balance and a letter of credit participation fee equal to the daily aggregate letter of credit exposure at the rate per annum equal to the Applicable Margin for Eurocurrency Revolving Facility Borrowings (ranging from 1.5% to 3.0%, depending on the leverage ratio calculated at each fiscal quarter end). A fronting fee must be paid on each letter of credit that is issued equal to 0.125% per annum of the stated dollar amount of the letter of credit. Under the terms of the Senior Credit Facility, 5% of the $75,000 Term Loan is payable annually in quarterly installments over the first three years, 10% is payable annually in quarterly installments over the final two years, and the remaining balance is due on April 25, 2017.
The Senior Credit Facility contains a number of customary covenants, including but not limited to restrictions on the Company's ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. Significant financial covenants for the Senior Credit Facility include a maximum net debt to EBITDA ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0, which are the same limits that applied under the Prior Credit Facility. At December 31, 2012, the Company was in compliance with all covenants.
At December 31, 2012, there was $72,188 outstanding under the Term Loan and $28,199 in letters of credit issued. Although there were no borrowings outstanding under the Revolving Credit Facility at December 31, 2012, the Company had borrowed against this facility to fund working capital needs during the year, and incurred additional interest on interim amounts outstanding. At December 31, 2012, availability under the Revolving Credit Facility was $271,801. The obligations under the Senior Credit Facility are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the Senior Credit Facility) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd. (CCESC), a wholly-owned subsidiary of the Company, maintained three separate banking facilities (Foreign Facilities) which included a bonding/guarantee facility, a revolving line of credit, and an overdraft facility with 30,000, 60,000, and 10,000 Chinese yuan (in thousands) in borrowing capacity, respectively. The Foreign Facilities were guaranteed by the Company. On November 11, 2012, the facilities matured and the outstanding principal and interest due of 30,000 and 1,110 Chinese yuan (in thousands), respectively, were paid in full by CCESC.
As of December 31, 2012, Chart Cryogenic Distribution Equipment (Changzhou) Company Limited, a joint venture of the Company, and CCESC has $1,295 and $844 in bank guarantees, respectively.
Foreign Facilities – Ferox
Chart Ferox, a.s. (Ferox), a wholly-owned subsidiary of the Company, maintains secured credit facilities with capacity of up to 175,000 thousand Czech koruna. Ferox maintains two separate facilities. Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. None of the facilities allow revolving credit borrowings, including overdraft protection. Under this first facility Ferox must pay letter of credit and guarantee fees equal to: (i) 0.70% p.a. on the face amount of each guarantee or letter of credit for maturities of up to 1 year, (ii) 0.80% p.a. for maturities between 1 and 3 years,

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

and (iii) 1.20% p.a. for maturities between 3 and 5 years. Under the second facility Ferox must pay letter of credit and guarantee fees equal to 0.70% p.a. on the face amount of each guarantee or letter of credit. Ferox is not required to pay a commitment fee to the lender under the second facility. Ferox’s land, buildings and accounts receivable secure the credit facilities. At December 31, 2012 there were bank guarantees of $2,559 supported by the Ferox credit facilities.
Scheduled Annual Maturities
The scheduled annual maturities of long-term debt at December 31, 2012, are as follows:

Year	Amount
2013	$3,750
2014	3,750
2015	6,563
2016	7,500
2017	50,625
Thereafter	250,000
$322,188
Less: Convertible notes unamortized discount	(66,417)
$255,771
Cash paid for interest during the years ended December 31, 2012, 2011 and 2010 was $6,604, $16,608 and $16,774, respectively.
Fair Value Disclosures
The fair value of the Company’s term loan portions of both the Senior Credit Facility and the Prior Credit Facility was estimated based on the present value of the underlying cash flows discounted using market interest rates. Under this method, the fair value of the Company’s Term Loan approximated its carrying amount as of December 31, 2012, and the fair value of the term loan portion of the Prior Credit Facility approximated its carrying amount as of December 31, 2011. The Company’s Term Loan and term loan portion of the Prior Credit Facility were valued using observable inputs and, accordingly, are classified as being valued using Level 2 inputs as defined in Note E.
The fair value of the Convertible Notes exceeded its par value by approximately 124% as of December 31, 2012 and approximately 108% as of December 31, 2011. The Convertible Notes are actively quoted instruments and, accordingly, are classified as being valued using Level 1 inputs as defined in Note E.
NOTE D — Business Combinations
2012 Acquisition
On August 30, 2012, the Company acquired 100% of the equity interests of AirSep Corporation (AirSep) for an aggregate cash purchase price of $182,450 (including approximately $2,800 in acquisition-related tax benefits acquired and $10,000 of debt which was retired upon completion of the acquisition). AirSep, located in Amherst, New York, designs, manufactures, sells and services stationary, transportable, or portable oxygen concentrators and self-contained generators, standard generators, and packaged systems for industrial and medical oxygen generating systems. AirSep's results are included in the Company’s BioMedical segment.
The fair value of the net assets acquired and goodwill at the date of acquisition were $72,687 and $109,763, respectively. The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed, and the related income tax impact of the acquisition adjustments. The acquisition was made and goodwill was established due to the benefits that will be derived from the expansion of the Company's BioMedical segment oxygen concentrator business in the U.S., Europe and Asia and growth potential for the commercial oxygen generation systems business.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the AirSep acquisition on August 30, 2012. The Company is in the process of finalizing certain analyses; thus, these provisional measurements are subject to change:

Net assets acquired:
Accounts receivable, net	$24,280
Inventories, net	34,553
Prepaid expenses	615
Other current assets	3,837
Property, plant and equipment	5,342
Other assets	976
Accounts payable	(13,728)
Customer advances and billings in excess of contract revenue	(4,782)
Accrued salaries, wages and benefits	(1,837)
Other current liabilities	(254)
Current portion of warranty reserve	(10,562)
Long-term portion of warranty reserve	(26,471)
Net tangible assets acquired	11,969
Deferred income tax assets	9,262
Goodwill	109,763
Identifiable intangible assets	67,000
Long-term deferred tax liability	(15,544)
Net assets acquired	$182,450
AirSep provides warranties on certain of its products, generally for periods of five years or less. The warranty reserve is calculated considering historical warranty experience (general portion of the reserve) and specifically identified warranty issues (specific portion of the reserve). To calculate the required general reserve, actual warranty claims are used to calculate an average experience rate to be applied against sales. This experience rate is used to record an estimated accrual at the time of the sale. The accrual is reviewed and adjusted periodically to reflect current information including costs to repair or replace the units. The Company reviews other factors to determine if there are any specific factors which could change the reserve. AirSep has experienced a significant number of warranty claims in one of its product lines. To calculate the specific reserve associated with this product line, the Company isolated the specific units which were being returned at significantly higher rates than normal. The entire population of these units was excluded from the general reserve and is considered in a specific reserve. The specific reserve considers the population identified less units already returned to estimate potential units that will be returned. Management then estimated the expected number of additional product returns based on historical returns experience for this product line. Expected future returns were multiplied by the estimated cost to replace the unit to establish a specific warranty reserve. This analysis is in process and, therefore, the reserve is subject to change.
The Company continues to analyze the data as of the acquisition date relative to AirSep's historical warranty experience for this specific warranty issue and as such is keeping the measurement period open.
AirSep's identifiable intangible assets mainly include customer relationships and technology and are also comprised of product names, trademarks and trade names.
For the period August 31, 2012 through December 31, 2012, AirSep added $40,317 to sales. For the same period, the acquisition of AirSep also reduced operating income by $4,026 which included $3,270 recorded in cost of goods sold to amortize a portion of the write-up of inventory to fair value, $2,285 of intangible asset amortization expense and $1,111 in management retention expenses. For the year ended December 31, 2012, the Company recognized $1,164 of AirSep acquisition related costs, respectively, that were expensed in the current year. These costs are included in the consolidated statements of income in selling, general and administrative expenses.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

2011 Acquisitions
In August 2011, the Company completed the acquisition of GOFA Gocher Fahrzeugbau GmbH and related companies (GOFA) for a total purchase price of €26,261, net of cash acquired, including a final working capital adjustment of €947. The fair value of the net assets acquired and goodwill at the date of acquisition were $28,372 and $11,438, respectively. GOFA, located in Goch, Germany, designs, manufactures, sells and services cryogenic and noncryogenic mobile equipment. GOFA's results are included in the Company’s Distribution & Storage segment.
In April 2011, the Company completed the acquisition of Clever Fellows Innovation Consortium, Inc. (CFIC) for a total potential purchase price of $5,000 in cash, of which $2,000 has been paid. The remaining portion of the potential total purchase price represents contingent consideration to be paid over three years based on the attainment of certain revenue targets. The fair value of the net assets acquired and goodwill at the date of acquisition were $732 and $2,938, respectively. CFIC is located in Troy, New York and develops and manufactures thermoacoustic technology products for cryogenic, heat transfer and related applications. CFIC’s results are included in the Company’s BioMedical segment.
2010 Acquisitions
In December 2010, the Company completed the acquisition of SeQual Technologies, Inc. (SeQual) for a total potential purchase price of $60,000 in cash, of which $38,312 was paid after working capital adjustments. The majority of the remaining potential total purchase price represents contingent consideration to be paid over two years which began in 2012 based on the achievement of certain gross profit targets. The fair value of the net assets acquired and goodwill at the date of acquisition were $36,202 and $7,210, respectively. SeQual is located in San Diego, California and develops, manufactures and markets products for numerous applications utilizing pressure swing adsorption technology for air separation with its primary focus on medical oxygen concentrators. SeQual’s results are included in the Company’s BioMedical segment.
In August 2010, the Company completed the acquisition of Cryotech International, Inc. (Cryotech) for a potential total purchase price of $6,653 in cash, of which $4,053 was paid at closing. The remaining portion of the potential total purchase price represented contingent consideration which was paid in 2011 and 2012 based on the achievement of certain revenue targets. The fair value of the net assets acquired and goodwill at the date of acquisition were $1,626 and $4,227, respectively. Cryotech is located in San Jose, California and designs, manufactures, sells, and services cryogenic injectors, vacuum insulated piping systems, and manifolds, and also repairs liquid cylinders. Cryotech’s results are included in the Company’s Distribution & Storage segment.
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
Contingent Consideration
The estimated fair value of total contingent consideration relating to acquisitions in prior years was valued using a discounted cash flow approach, which includes assumptions for the probabilities of achieving gross sales or gross profit targets and the discount rate applied to the projected payments. The majority of the decrease in fair value during 2012 was caused by an adjustment to a contingent consideration obligation related to a prior BioMedical segment acquisition; as a result of higher forecasted costs and project delays of certain BioMedical projects as noted in the Goodwill and Intangible Assets paragraph in Note A, the Company determined that the acquired business would no longer meet the forecasted gross profit target required to satisfy its contingent consideration obligation. Therefore, the contingent consideration obligation was adjusted to zero. Changes in fair value of contingent consideration are recorded as selling, general and administrative expenses in the consolidated statements of income. Based on achieving gross sales targets, the remaining maximum potential payout related to a prior BioMedical acquisition is $3,000.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The changes in the Company's contingent consideration liabilities are summarized below:

	Distribution & Storage	BioMedical	Total
Balance at January 1, 2011	$—	$5,100	$5,100
Fair value of contingent consideration at inception	1,800	1,650	3,450
Increase (decrease) in contingent consideration liabilities	341	(524)	(183)
Payment	(1,300)	—	(1,300)
Balance at December 31, 2011	841	6,226	7,067
Increase (decrease) in contingent consideration liabilities	459	(4,236)	(3,777)
Payment	(1,300)	—	(1,300)
Balance at December 31, 2012	$—	$1,990	$1,990
NOTE E — Fair Value Measurements
The Company measures its financial assets and liabilities at fair value on a recurring basis in three levels of input. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:
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
Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company's consolidated balance sheets are as follows:

	December 31, 2012
	Total	Level 2	Level 3
Foreign currency forward contracts	$31	$31	$—
Total financial assets	$31	$31	$—

Foreign currency forward contracts	$433	$433	$—
Contingent consideration liabilities	1,990	—	1,990
Total financial liabilities	$2,423	$433	$1,990

	December 31, 2011
	Total	Level 2	Level 3
Foreign currency forward contracts	$489	$489	$—
Total financial assets	$489	$489	$—

Foreign currency forward contracts	$202	$202	$—
Contingent consideration liabilities	7,067	—	7,067
Total financial liabilities	$7,269	$202	$7,067
Refer to Note A for further information regarding foreign currency forward contracts, and refer to Note D for further information regarding contingent consideration liabilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE F — Income Taxes
Income Before Income Taxes
Income before income taxes consists of the following:

	For the Year Ended December 31,
	2012	2011	2010
United States	$79,812	$42,429	$18,415
Foreign	23,294	20,545	10,083
Income before income taxes	$103,106	$62,974	$28,498
Provision
Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$28,076	$14,369	$12,673
State and local	1,768	876	900
Foreign	5,456	5,976	3,765
Total current	35,300	21,221	17,338
Deferred:
Federal	(3,477)	(962)	(8,603)
State and local	(684)	(66)	77
Foreign	(357)	(1,463)	(819)
Total deferred	(4,518)	(2,491)	(9,345)
Total provision	$30,782	$18,730	$7,993
Effective Tax Rate Reconciliation
The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2012	2011	2010
Income tax expense at U.S. federal statutory rate	$36,087	$22,041	$9,974
State income taxes, net of federal tax benefit	711	810	976
Foreign income, net of credit on foreign taxes	48	137	176
Effective tax rate differential of earnings outside of U.S.	(4,983)	(1,901)	(1,221)
Foreign investment tax credit	(406)	(777)	(305)
Non-taxable gain on acquisition of business	—	—	(394)
Non-deductible (taxable) items	2,885	74	(144)
(Income) provision for tax contingencies	(394)	(28)	2
Domestic production activities deduction	(2,490)	(1,626)	(1,071)
Other differences	(676)	—	—
Income tax expense	$30,782	$18,730	$7,993

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Deferred Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Accruals and reserves	$27,625	$14,036
Pensions	7,019	5,562
Inventory	2,775	1,630
Share-based compensation	5,220	4,539
Tax credit carryforwards	2,662	1,070
Foreign net operating loss carryforwards	1,440	1,405
State net operating loss carryforward	1,517	1,442
Other — net	1,331	1,138
Total deferred tax assets before valuation allowance	49,589	30,822
Valuation allowance	(1,766)	(1,869)
Total deferred tax assets, net of valuation allowance	$47,823	$28,953
Deferred tax liabilities:
Property, plant and equipment	$15,705	$16,392
Intangibles	59,396	38,888
Convertible notes	3,071	3,613
Total deferred tax liabilities	$78,172	$58,893
Net deferred tax liabilities	$30,349	$29,940
Tax Credit Carryforwards: At December 31, 2012, the Company had a gross deferred tax asset for tax credit carryforwards of $2,662. These credit carryforwards are subject to expiration beginning in 2015.
Federal, State and Local Net Operating Loss Carryforwards: As a result of the SeQual acquisition, the Company has $23,149 of state net operating losses.  California tax law will limit the use of these state net operating losses. The remaining state net operating losses expire between 2013 and 2030. In addition, the Company has state net operating losses in various other states which begin to expire in 2027. The gross deferred tax asset for the state net operating losses of $1,517 is partially offset by a valuation allowance of $426.
Foreign Net Operating Loss Carryforwards: As of December 31, 2012, cumulative foreign operating losses of $6,188 generated by the Company were available to reduce future taxable income. Approximately $3,908 of these operating losses expire between 2014 and 2017. The remaining $2,280 can be carried forward indefinitely. The gross deferred tax asset for the foreign operating losses of $1,440 is partially offset by a valuation allowance of $1,194.
Other Tax Information
The Company has not provided for income taxes on approximately $120,347 of foreign subsidiaries' undistributed earnings as of December 31, 2012, since the earnings retained have been reinvested indefinitely by the subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
Cash paid for income taxes during the years ended December 31, 2012, 2011 and 2010 was $19,193, $17,130 and $15,266, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Unrecognized Income Tax Benefits
The reconciliation of beginning to ending unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2011	2010
Unrecognized tax benefits at beginning of the year	$2,440	$2,468	$1,470
Additions for tax positions of prior years	1,921	128	2,170
Reductions for tax positions of prior years	—	(22)	(22)
Reductions for settlements	(905)	—	—
Lapse of statutes of limitation	(117)	(134)	(1,150)
Unrecognized tax benefits at end of the year	$3,339	$2,440	$2,468
Included in the balance of unrecognized tax benefits at December 31, 2012 and 2011 were $851 and $1,265, respectively, of income tax benefits which, if ultimately recognized, would impact the Company’s annual effective tax rate.
The Company had accrued approximately $106 and $77 for the payment of interest and penalties at December 31, 2012 and 2011, respectively. The Company accrued approximately $42, $42 and $50 for the years ended December 31, 2012, 2011, and 2010 respectively, in additional interest associated with uncertain tax positions.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2009.
Due to the potential resolution of the federal examination and the expiration of various statutes of limitation, it is reasonably possible the Company's unrecognized tax benefits at December 31, 2012 may decrease within the next twelve months by approximately $777.
NOTE G — Employee Benefit Plans
Defined Benefit Plan
The Company has a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salary employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
The following table sets forth the components of net periodic pension expense as follows:

	Year Ended December 31,
	2012	2011	2010
Interest cost	$2,206	$2,409	$2,447
Expected return on plan assets	(2,648)	(2,575)	(2,353)
Amortization of net loss	974	365	269
Total net periodic pension expense	$532	$199	$363

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The following table sets forth changes in the projected benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets:

	December 31,
	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$49,925	$44,693
Interest cost	2,206	2,409
Benefits paid	(1,710)	(1,641)
Actuarial losses	6,847	4,464
Projected benefit obligation at year end	$57,268	$49,925
Change in plan assets:
Fair value of plan assets at beginning of year	$34,020	$33,210
Actual return (loss)	3,899	(473)
Employer contributions	1,732	2,924
Benefits paid	(1,710)	(1,641)
Fair value of plan assets at year end	$37,941	$34,020
Funded status (Accrued pension liabilities)	$(19,327)	$(15,905)

Unrecognized actuarial loss recognized in other comprehensive income	$19,978	$15,355
The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1,348.
The actuarial assumptions used in determining pension plan information are as follows:

	December 31,
	2012	2011	2010
Assumptions used to determine benefit obligation at year end:
Discount rate	3.75%	4.50%	5.50%
Assumptions used to determine net periodic benefit cost:
Discount rate	4.50%	5.50%	6.00%
Expected long-term weighted-average rate of return on plan assets	7.75%	7.75%	7.75%
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at year end. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency and the expected timing of benefit payments under the plan.
The expected return assumptions were developed using a simple averaging formula based upon the plans’ investment guidelines, mix of asset classes, historical returns of equities and bonds, and expected future returns. The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of short and long-term plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The plan assets are invested in pooled separate accounts. The fair values of participation units held in pooled separate accounts are based on their net asset values, as reported by the managers of the pooled separate accounts as supported by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date. Therefore, the Company’s plan assets are valued using Level 2 inputs. The target asset allocations and fair values by asset category at December 31 are as follows:

		Fair Value
Assets:	Target	2012	2011
Pooled separate accounts - Equity	55%	$21,265	$19,109
Pooled separate accounts - Fixed income funds	43%	16,650	14,909
Pooled separate accounts - Cash and cash equivalents	2%	26	2
Total	100%	$37,941	$34,020
The Company’s funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, the Company expects to contribute $635 to its defined benefit pension plan in 2013. The following benefit payments are expected to be paid by the plan in each of the next five years and in the aggregate for the subsequent five years:

2013	$1,900
2014	2,000
2015	2,100
2016	2,200
2017	2,400
In aggregate during five years thereafter	14,400
Multi-Employer Plan
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

The Company has assessed and determined that the multi-employer plan to which it contributes is not significant to the Company's financial statements. The Company does not expect to incur a withdrawal liability or expect to significantly increase its contribution over the remainder of the current contract period which ends February 2018. The Company made contributions to the bargaining unit supported multi-employer pension plan resulting in expense of $760, $518 and $391 for the years ended December 31, 2012, 2011 and 2010, respectively.
Defined Contribution Savings Plan
The Company has a defined contribution savings plan that covers most of its U.S. employees. Company contributions to the plan are based on employee contributions, and a Company match and discretionary contributions. Expenses under the plan totaled $8,011, $6,241 and $4,949 for the years ended December 31, 2012, 2011 and 2010, respectively.
Voluntary Deferred Income Plan
The Company provides additional retirement plan benefits to certain members of management under the Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan; this is an unfunded plan. The Company recorded $507 of expense associated with this plan for the year ended December 31, 2012.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE H — Share-based Compensation
Under the Amended and Restated 2005 Stock Incentive Plan (Stock Incentive Plan) which became effective in October 2005, the Company could grant stock options, stock appreciation rights (SARs), restricted stock units (RSUs), stock awards and performance based stock awards to employees and directors. The Stock Incentive Plan had reserved 3,421 shares of the Company's common stock for issuance. As of December 31, 2012, 351 options were outstanding under the Stock Incentive Plan. The Company no longer grants stock options or awards under this plan.
Under the Amended and Restated 2009 Omnibus Equity Plan (Omnibus Equity Plan) which was originally approved by the shareholders in May 2009 and reapproved by shareholders in May 2012 as amended and restated, the Company may grant stock options, SARs, RSUs, restricted stock, performance shares, leveraged restricted shares, and common shares to employees and directors. The maximum number of shares available for grant is 3,350, which may be treasury shares or unissued shares. As of December 31, 2012, 398 options, 132 restricted stock awards, 68 performance stock units, and 18 leveraged restricted share units were outstanding under the Omnibus Equity Plan.
The Company recognized share-based compensation expense of $7,461, $5,433 and $4,933 for the years ended December 31, 2012, 2011 and 2010, respectively. This expense is included in selling, general and administrative expenses in the consolidated statements of income. The Company also recognized related tax benefits of $8,972, $7,879 and $796 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, total share-based compensation of $7,578 is expected to be recognized over the remaining weighted-average period of approximately 2.1 years assuming units are earned at their maximum payout potential.
Stock Options
The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The expected volatility and expected term of the options are based on historical information. The risk free rate is based on the U.S. Treasury yield in effect at the time of the grant. Weighted-average grant date fair values of stock options and the assumptions used in estimating the fair values are as follows:

	2012	2011	2010
Weighted-average grant date fair value per share	$35.69	$24.33	$12.03
Expected term (years)	6.25	6.25	6.25
Risk-free interest rate	1.15%	2.43%	2.46%
Expected volatility	70.71%	72.47%	77.84%
Under the terms of the Omnibus Equity Plan and the Stock Incentive Plan, stock options generally have either a 4 or 5 year graded vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes the Company’s stock option activity:

	December 31, 2012
	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted- average Remaining Contractual Term
Outstanding at beginning of year	978	$16.69
Granted	103	56.06
Exercised	(316)	11.13
Forfeited	(16)	31.25
Outstanding at end of year	749	$24.21	$31,816	6.2 years
Exercisable at end of year	441	$16.36	$22,188	5.0 years
As of December 31, 2012, total unrecognized compensation cost related to stock options expected to be recognized over the weighted-average period of approximately 2.6 years is $2,432.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $18,310, $28,784 and $3,327, respectively. The total fair value of stock options vested during the years ended December 31, 2012, 2011 and 2010 was $2,216, $1,957 and $1,755, respectively.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit awards generally vest ratably over a three-year period and are valued based on the Company's market price on the date of grant. Restricted stock awards are recognized on a straight-line basis over the vesting period. The following table summarizes the Company’s unvested restricted stock and restricted stock unit awards activity:

	December 31, 2012
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	171	$23.53
Granted	44	60.80
Forfeited	(7)	35.06
Vested	(76)	21.89
Unvested at end of year	132	$36.60
As of December 31, 2012, total unrecognized compensation cost related to unvested restricted stock and restricted stock unit awards expected to be recognized over the weighted-average period of approximately 2.2 years is $1,625.
Performance Units
Performance unit awards granted in 2012 and 2011 are earned over a three-year period beginning on January 1, 2012 and 2011, respectively. Based on the attainment of pre-determined performance condition targets as determined by the Compensation Committee of the Board of Directors, units earned may be in the range of between 0% and 200% for 2012 awards and 0% and 150% for 2011 awards. The probability of any units being earned is evaluated each reporting period, and the fair value of the awards, which are valued based on the market price on the date of grant, is adjusted accordingly. The following table summarizes the Company’s performance unit awards activity:

	December 31, 2012
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	187	$18.70
Granted	15	55.93
Forfeited	(6)	21.56
Vested	(128)	11.02
Unvested at end of year	68	$41.07
As of December 31, 2012, total unrecognized compensation cost related to performance unit awards expected to be recognized over the weighted-average period of approximately 1.6 years is $2,460 assuming units are earned at their maximum payout potential.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Leveraged Restricted Share Units
Leveraged restricted share unit awards granted in 2012 vest based solely on the attainment of pre-determined market condition targets as determined by the Compensation Committee of the Board of Directors over a three-year performance period beginning on January 1, 2012. Units earned may be in the range of between 50% and 150%. The Company valued the leverage restricted share unit awards based on market conditions using a Monte Carlo Simulation model that was performed by an outside valuation firm. The following table summarizes the Company’s leveraged restricted share unit awards activity:

	December 31, 2012
	Number of Shares	Weighted-average Grant-Date Fair Value
Unvested at beginning of year	—	$—
Granted	18	67.05
Unvested at end of year	18	$67.05
As of December 31, 2012, total unrecognized compensation cost related to leveraged restricted share awards expected to be recognized over the weighted-average period of approximately 2.0 years is $1,061, assuming units are earned at their maximum payout potential.
Directors' Stock Grants
In 2012, 2011 and 2010, the Company granted the non-employee directors stock awards covering 5, 8 and 18 shares of common stock, respectively, that had fair market values of $368, $360 and $330, respectively. These stock awards were fully vested on the date of grant.
NOTE I — Lease Commitments
The Company incurred $9,980, $8,817, and $8,481 of rental expense under operating leases for the years ended December 31, 2012, 2011 and 2010, respectively. Certain leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. In addition, the Company has the right, but no obligation, to renew certain leases for various renewal terms.
The following table summarizes the future minimum lease payments for non-cancelable operating leases as of December 31, 2012:

2013	$7,195
2014	5,248
2015	4,026
2016	3,056
2017	2,515
Thereafter	9,069
Total future minimum lease payments	$31,109

NOTE J — Contingencies
Environmental
The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and handling and disposal of hazardous materials such as cleaning fluids. The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believes it is currently in substantial compliance with all known environmental regulations. At December 31, 2012 and 2011, the Company had undiscounted accrued environmental reserves of $4,586 and $4,745, respectively, recorded in other long-term liabilities. The Company accrues for certain environmental remediation-related

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts and circumstances regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 14 years as ongoing costs of remediation programs.
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
Legal Proceedings
In November 2012, Chart Energy & Chemicals Inc. (CEC), a subsidiary of the Company, filed a declaratory judgment action in the United States District Court for the Western District of Oklahoma seeking a judgment that certain claims for damages alleged by Enogex Holdings LLC, Enogex Gathering & Processing, LLC and affiliated companies with respect to a December 2010 fire at the Enogex natural gas processing plant in Cox City, Oklahoma were barred based on multiple defenses, including Oklahoma's statute of repose. This action was precipitated by the receipt of a letter from Enogex alleging that CEC was responsible for damages in excess of $75,000 with respect to the fire as result of the alleged failure of CEC's equipment that was a component of the unit involved in the fire. Subsequent to the filing of CEC's declaratory judgment action, in December 2012, Enogex filed suit in the District Court of Tulsa County, State of Oklahoma against the Company, CEC and its predecessors, a former employee of a predecessor of CEC, as well as other entities and an individual not affiliated with the Company, formalizing the allegations and claims contained in the November demand letter. Each party has filed a motion to dismiss the other's lawsuit and it is likely that one of the existing actions will ultimately be dismissed or stayed given the commonality of facts underlying each lawsuit. The Company does not believe that the allegations against the Company, CEC or their affiliates in Enogex's complaint have merit. The Company in any event believes that it, CEC and their affiliates have strong factual and legal defenses to Enogex's claims and intends to vigorously assert such defenses. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable. Furthermore, the Company believes that its existing product liability insurance is adequate for potential losses associated with these claims. While the Company cannot predict with certainty the ultimate result of these proceedings, the Company does not believe that the final outcome of these proceedings will have a material adverse affect on the Company's financial position, results of operations, or cash flows.
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
NOTE K — Segment and Geographic Information
The structure of the Company’s internal organization is divided into the following reportable segments, which are also the Company's operating segments: Energy and Chemicals (E&C), Distribution and Storage (D&S) and BioMedical. The Company’s reportable segments are business units that are each managed separately because they manufacture, offer and distribute distinct products with different production processes and sales and marketing approaches. The E&C segment sells brazed aluminum and air-cooled heat exchangers and cold boxes to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases. The D&S segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems, cryogenic flow meter systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The BioMedical segment sells medical respiratory products, biological storage systems and other oxygen products. Due to the nature of the products that each segment sells, there are no intersegment sales. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and share-based compensation expenses that are not allocated to the reporting segments.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The Company evaluates performance and allocates resources based on operating income or loss from continuing operations before interest expense, net, amortization of deferred financing costs, foreign currency gain (loss), income taxes and noncontrolling interest. The accounting policies of the reportable segments are the same as those described in Note A.
Segment Financial Information

	Year Ended December 31, 2012
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales from external customers	$323,676	$475,576	$214,900	$—	$1,014,152
Depreciation and amortization expense	7,877	12,599	10,204	1,516	32,196
Operating income (loss)	64,931	79,175	24,079	(46,372)	121,813
Total assets (1)	203,044	607,252	447,792	69,753	1,327,841
Capital expenditures	9,519	30,048	2,717	1,401	43,685

	Year Ended December 31, 2011
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales from external customers	$205,033	$390,332	$199,220	$—	$794,585
Depreciation and amortization expense	7,417	11,767	7,588	1,143	27,915
Operating income (loss)	27,489	61,415	35,911	(34,821)	89,994
Total assets (1)	203,067	556,688	226,729	187,991	1,174,475
Capital expenditures	5,228	7,808	6,692	2,652	22,380

	Year Ended December 31, 2010
	Energy and Chemicals	Distribution and Storage	BioMedical	Corporate	Total
Sales from external customers	$137,801	$269,293	$148,361	$—	$555,455
Depreciation and amortization expense	7,338	10,474	5,197	568	23,577
Operating income (loss)	6,121	41,934	30,698	(31,249)	47,504
Total assets (1)	188,407	513,215	227,138	26,079	954,839
Capital expenditures	973	8,563	4,594	2,809	16,939
 _______________

(1)	Corporate assets consist primarily of cash, cash equivalents and deferred income taxes.
The following table represents the changes in goodwill by segment:

	Energy and Chemicals	Distribution & Storage	BioMedical	Total
Balance at January 1, 2011	$83,215	$148,010	$44,027	$275,252
Foreign currency translation adjustments and other	—	(1,067)	—	(1,067)
Goodwill acquired during the year	—	11,438	3,147	14,585
Balance at December 31, 2011	83,215	158,381	47,174	288,770
Foreign currency translation adjustments and other	—	408	—	408
Goodwill acquired during the year	—	—	109,763	109,763
Balance at December 31, 2012	$83,215	$158,789	$156,937	$398,941

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

A reconciliation of the total of the reportable segments’ operating income to consolidated income before income taxes is presented below:

	Year Ended December 31,
	2012	2011	2010
Operating income	$121,813	$89,994	$47,504
Other expense (income):
Interest expense, net	15,679	23,371	16,196
Amortization of deferred financing costs	1,530	4,383	3,063
Foreign currency loss (gain)	1,498	(734)	871
Gain on acquisition of business	—	—	(1,124)
Income before income taxes	$103,106	$62,974	$28,498

Product Sales Information

	Year Ended December 31,
	2012	2011	2010
Energy and Chemicals Segment
Heat exchangers – Brazed aluminum	$146,110	$92,013	$62,597
Heat exchangers – Air cooled	69,977	66,962	50,716
Cold boxes	107,589	46,058	24,488
	$323,676	$205,033	$137,801
Distribution and Storage Segment
Cryogenic bulk storage systems	$153,372	$153,518	$102,876
Cryogenic packaged gas systems and beverage liquid CO2 systems	143,548	142,262	97,976
LNG applications	107,231	35,678	20,184
Cryogenic systems, components and services	71,425	58,874	48,257
	$475,576	$390,332	$269,293
BioMedical Segment
Medical respiratory products	$150,451	$138,411	$95,666
Biological storage systems	64,449	60,809	52,695
	214,900	199,220	148,361
Total Sales	$1,014,152	$794,585	$555,455
Geographic Information
Net sales by geographic area are reported by the destination of sales, which is reflective of how the Company operates it segments. Net property, plant and equipment by geographic area are reported by country of origin.

	Sales for the Year Ended December 31,			Property, plant and equipment, net as of December 31,
	2012	2011	2010	2012	2011
United States	$710,891	$503,011	$391,691	$98,425	$75,848
Czech Republic	70,660	87,285	72,486	21,559	21,805
China	126,161	71,752	45,203	34,158	23,410
Germany	93,973	122,001	—	14,402	14,672
Other Non-U.S. Countries	12,467	10,536	46,075	1,232	1,566
Total	$1,014,152	$794,585	$555,455	$169,776	$137,301

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Note L — Quarterly Data (Unaudited)
Selected quarterly data for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales (1)	$216,106	$239,939	$254,249	$303,858	$1,014,152
Gross profit	67,557	74,129	78,012	85,465	305,163
Operating income	23,861	33,083	32,032	32,837	121,813
Net income	14,152	18,136	18,885	21,151	72,324
Net income attributable to Chart Industries, Inc.	14,083	17,936	18,516	20,760	71,295
Net income attributable to Chart Industries, Inc. per share—basic	$0.48	$0.60	$0.62	$0.69	$2.39
Net income attributable to Chart Industries, Inc. per share—diluted	$0.47	$0.59	$0.61	$0.69	$2.36

(1)	During the fourth quarter of 2012, AirSep added sales of $31,679.

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$162,941	$200,698	$211,311	$219,635	$794,585
Gross profit	52,486	62,330	66,631	63,999	245,446
Operating income	14,307	21,489	29,043	25,155	89,994
Net income	7,403	11,020	17,505	8,316	44,244
Net income attributable to Chart Industries, Inc.	7,530	10,591	17,540	8,415	44,076
Net income attributable to Chart Industries, Inc. per share—basic	$0.26	$0.36	$0.60	$0.29	$1.51
Net income attributable to Chart Industries, Inc. per share—diluted	$0.25	$0.35	$0.59	$0.28	$1.47

CHART INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Translations	Balance at end of period
Year Ended December 31, 2012:
Allowance for doubtful accounts	$2,360	$3,067	$930	(1)	$(2,289)	(2)	$12	$4,080
Allowance for obsolete and excess inventory	3,191	2,507	1,085	(1)	(2,732)	(3)	27	4,078
Year Ended December 31, 2011:
Allowance for doubtful accounts	$3,008	$4,205	$52	(1)	$(4,919)	(2)	$14	$2,360
Allowance for obsolete and excess inventory	3,181	3,331	—		(3,398)	(3)	77	3,191
Year Ended December 31, 2010:
Allowance for doubtful accounts	$1,727	$3,326	$489	(1)	$(2,552)	(2)	$18	$3,008
Allowance for obsolete and excess inventory	4,184	1,800	201	(1)	(2,965)	(3)	(39)	3,181
_______________

(1)	Reserves at date of acquisition of subsidiary or subsidiaries.

(2)	Reversal of amounts previously recorded as bad debt and uncollectible accounts written off.

(3)	Inventory items written off against the allowance.

INDEX TO EXHIBITS

Exhibit No.	Description
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

10.2
Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.1
Form of Nonqualified Stock Option Agreement (2005 and 2006 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.2.2
Form of Restricted Stock Unit Agreement (for non-employee directors) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.2.3
Form of 2009 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.4
Form of Nonqualified Stock Option Agreement (2007 and 2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed with the SEC on August 7, 2007 (File No. 001-11442)).*

10.2.5
Form of Nonqualified Stock Option Agreement (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.6
Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) (2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11442)).*

10.2.7
Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-11442)).*

10.3
Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on April 10, 2012 (File No. 001-11442)).*

10.3.1
Amendment No. 1 to the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-11442)).*

10.3.2
Form of Nonqualified Stock Option Agreement (2010 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.3
Form of Restricted Stock Agreement (2010 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.4
Forms of Stock Award Agreement and Deferral Election Form (for eligible directors) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.5
Form of Nonqualified Stock Option Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.6
Form of Restricted Stock Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.7
Form of Performance Unit Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.8
Form of Leveraged Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.3.9
Form of Nonqualified Stock Option Agreement (2012 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-11442)).*

10.3.10
Form of Performance Unit Agreement (2012 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-11442)).*

10.3.11	Form of Nonqualified Stock Option Agreement (2013 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan.* (x)

10.3.12	Form of Performance Unit Agreement (2013 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan.* (x)

10.4
Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed with the SEC on June 28, 2010 (File No. 001-11442)).*

10.5
Chart Industries, Inc. 2009 Incentive Compensation Plan (incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on April 7, 2009 (File No. 001-11442)).*

10.6
Amended and Restated Credit Agreement, dated April 25, 2012, among Chart Industries, Inc., Chart Industries Luxembourg S.à r.l., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s amended Current Report on Form 8-K, filed with the SEC on April 26, 2012 (File No. 001-11442)).

10.7
Amended and Restated Guarantee and Collateral Agreement, dated April 25, 2012, among Chart Industries, Inc., certain subsidiaries of Chart Industries, Inc., and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 26, 2012 (File No. 001-11442)).

10.8
Employment Agreement, dated February 26, 2008, by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.8.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.8.2
Amendment No. 2, effective January 1, 2010, to the Employment Agreement dated February 26, 2008 by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-11442)).*

10.8.3
Amendment No. 3, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)). *

10.8.4
Amendment No. 4, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)). *

10.9
Employment Agreement, dated February 26, 2008, by and between Registrant and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.9.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Michael F. Biehl (incorporated by reference to Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.9.2
Amendment No. 2, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.9.3
Amendment No. 3, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)).*

10.10
Employment Agreement, dated February 26, 2008, by and between Registrant and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.10.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Matthew J. Klaben (incorporated by reference to Exhibit 10.11.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.10.2
Amendment No. 2, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.10.3
Amendment No. 3, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)).*

10.11
Employment Agreement, dated February 26, 2008, by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.11.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.13.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.11.2
Amendment No. 2, effective January 1, 2010, to the Employment Agreement dated February 26, 2008 by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-11442)).*

10.11.3
Amendment No. 3, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.11.4
Amendment No. 4, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)).*

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

10.13
IAM Agreement 2010-2013, effective February 6, 2010, by and between Chart Energy & Chemicals, Inc. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-11442)).

10.14
IAM Agreement 2013-2018, effective February 3, 2013, by and between Chart Energy & Chemicals, Inc. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO. (x)

10.15
Base Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.15.1
Base Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.15.2
Base Warrants Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011 (File No. 001-11442)).

10.15.3
Base Warrants Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.15.4
Base Capped Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.15.5
Base Capped Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.16
Agreement and Plan of Merger, dated as of July 23, 2012 by and among Chart Inc., Bison Corp., AirSep Corporation, Joseph L. Priest, as Representative, for purposes of Section 4.10 only, Joseph L. Priest and Ravinder K. Bansal, and for purposes of Section 9.14 only, Chart Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on 8-K filed with the SEC on July 23, 2012 (File No. 001-11442)).

10.16.1
Amendment No. 1 to Agreement and Plan of Merger, dated as of August 30, 2012 by and among Chart Inc., Bison Corp., AirSep Corporation, Joseph L. Priest, as Representative, for purposes of Section 4.10 only, Joseph L. Priest and Ravinder K. Bansal, and for purposes of Section 9.14 only, Chart Industries, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-11442)).

21.1	List of Subsidiaries. (x)

23.1	Consent of Independent Registered Public Accounting Firm. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Financial Officer. (xx)

32.2	Section 1350 Certification of the Company’s Chief Executive Officer. (xx)

101.INS	XBRL Instance Document (xxx)
101.SCH	XBRL Taxonomy Extension Schema Document (xxx)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (xxx)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (xxx)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (xxx)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (xxx)
_______________

(x)	Filed herewith.

(xx)	Furnished herewith.

(xxx)
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

*	Management contract or compensatory plan or arrangement.

E-4