Form 10-Q
period 2013-03-31
CHART INDUSTRIES INC
filed 2013-04-25
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
At April 25, 2013, there were 30,319,082 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$126,268	$141,498
Accounts receivable, less allowances of $4,468 and $4,080	166,089	150,296
Inventories, net	208,844	196,501
Unbilled contract revenue	38,054	25,302
Prepaid expenses	13,135	11,560
Deferred income taxes	15,253	15,282
Other current assets	16,184	15,985
Total Current Assets	583,827	556,424
Property, plant and equipment, net	176,115	169,776
Goodwill	398,287	398,941
Identifiable intangible assets, net	184,391	189,463
Other assets	14,721	13,237
TOTAL ASSETS	$1,357,341	$1,327,841
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$96,871	$100,528
Customer advances and billings in excess of contract revenue	89,820	89,081
Accrued salaries, wages and benefits	26,925	30,815
Current portion of warranty reserve	19,701	19,131
Short-term debt	17,240	—
Current portion of long-term debt	3,750	3,750
Other current liabilities	25,945	30,470
Total Current Liabilities	280,252	273,775
Long-term debt	253,474	252,021
Long-term deferred tax liabilities	48,908	46,285
Long-term portion of warranty reserve	22,482	25,355
Accrued pension liabilities	19,179	19,327
Other long-term liabilities	9,185	11,295
Equity
Common stock, par value $.01 per share – 150,000,000 shares authorized, 30,315,214 and 30,041,584 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	303	300
Additional paid-in capital	357,506	348,526
Retained earnings	361,546	346,011
Accumulated other comprehensive income	609	1,641
Total Chart Industries, Inc. Shareholders’ Equity	719,964	696,478
Noncontrolling interest	3,897	3,305
Total Equity	723,861	699,783
TOTAL LIABILITIES AND EQUITY	$1,357,341	$1,327,841
The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Sales	$273,648	$216,106
Cost of sales	194,198	148,549
Gross profit	79,450	67,557
Selling, general and administrative expenses	47,204	40,626
Amortization expense	4,895	3,070
Operating expenses	52,099	43,696
Operating income	27,351	23,861
Other expenses (income):
Interest expense, net	3,991	3,962
Financing costs amortization	326	321
Foreign currency loss (gain)	346	(352)
Other expense, net	4,663	3,931
Income before income taxes	22,688	19,930
Income tax expense	6,580	5,778
Net income	16,108	14,152
Noncontrolling interest, net of taxes	573	69
Net income attributable to Chart Industries, Inc.	$15,535	$14,083
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.52	$0.48
Diluted	$0.51	$0.47
Weighted-average number of common shares outstanding:
Basic	30,035	29,593
Diluted	30,426	30,061

Comprehensive income, net of taxes	$15,095	$16,439
Less: Comprehensive income attributable to noncontrolling interest, net of taxes	592	92
Comprehensive income attributable to Chart Industries, Inc., net of taxes	$14,503	$16,347

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$16,108	$14,152
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,914	7,223
Interest accretion of convertible notes discount	2,391	2,238
Employee share-based compensation expense	2,564	2,505
Financing costs amortization	326	321
Unrealized foreign currency transaction loss (gain)	346	(338)
Other non-cash operating activities	433	243
Changes in asset and liabilities, net of acquisitions:
Accounts receivable	(16,892)	5,084
Inventory	(15,704)	(17,074)
Unbilled contract revenues and other current assets	(15,224)	(1,012)
Accounts payable and other current liabilities	(8,764)	(27,976)
Customer advances and billings in excess of contract revenue	864	5,462
Net Cash Used In Operating Activities	(23,638)	(9,172)
INVESTING ACTIVITIES
Capital expenditures	(12,078)	(6,345)
Net Cash Used In Investing Activities	(12,078)	(6,345)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	48,978	—
Repayments on revolving credit facilities	(31,738)	—
Principal payments on long-term debt	(938)	(1,625)
Proceeds from exercise of stock options	3,913	1,725
Excess tax benefit from share-based compensation	4,383	6,355
Common stock repurchases	(1,879)	(4,473)
Net Cash Provided By Financing Activities	22,719	1,982
Effect of exchange rate changes on cash	(2,233)	(806)
Net decrease in cash and cash equivalents	(15,230)	(14,341)
Cash and cash equivalents at beginning of period	141,498	256,861
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$126,268	$242,520
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2013
(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (the “Company,” “Chart” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.
Reclassifications: Certain reclassifications have been made to the 2012 condensed consolidated statement of income and comprehensive income and 2012 condensed consolidated cash flow statement in order to conform to the 2013 presentation.
Derivative Instruments: The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency risk that exists as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument. The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, the British pound, the Czech koruna, the Japanese yen, and the Chinese yuan. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Foreign currency forward contracts are measured at fair value, which is based on valuations provided by the transaction counterparties, and recorded on the condensed consolidated balance sheets as other current liabilities or assets. Changes in their fair value are recorded in the condensed consolidated statements of income and comprehensive income as foreign currency gains or losses. The Company's foreign currency forward contracts are not exchange traded instruments and, accordingly, are classified as being valued using Level 2 inputs as defined in Note C. The changes in fair value generated a net gain of $1,164 for the three months ended March 31, 2013, and a net loss of $384 for the three months ended March 31, 2012.
Recently Adopted Accounting Pronouncements: In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments require entities to provide additional disclosures about reclassifications out of accumulated other comprehensive income. The adoption of this guidance did not have a material impact on the financial statements of the Company.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE B — Business Combinations
AirSep Acquisition
On August 30, 2012, the Company acquired 100% of the equity interests of AirSep Corporation (“AirSep”) for an aggregate cash purchase price of $182,450 (including approximately $2,800 in acquisition-related tax benefits acquired and $10,000 of debt which was retired upon completion of the acquisition). AirSep, located in Amherst, New York, designs, manufactures, sells and services stationary, transportable, or portable oxygen concentrators and self-contained generators, standard generators, and packaged systems for industrial and medical oxygen generating systems. AirSep's results are included in the Company’s BioMedical segment.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the AirSep acquisition on August 30, 2012. The Company is in the process of finalizing certain analyses; thus, these provisional measurements are subject to change:

Net assets acquired:
Accounts receivable	$24,280
Inventories	34,553
Prepaid expenses	615
Other current assets	3,837
Property, plant and equipment	5,342
Other assets	976
Accounts payable	(13,728)
Customer advances and billings in excess of contract revenue	(4,782)
Accrued salaries, wages and benefits	(1,837)
Other current liabilities	(254)
Current portion of warranty reserve	(10,562)
Long-term portion of warranty reserve	(26,471)
Net tangible assets acquired	11,969
Deferred income tax assets	9,262
Goodwill	109,763
Identifiable intangible assets	67,000
Long-term deferred tax liability	(15,544)
Net assets acquired	$182,450
AirSep provides warranties on certain of its products, generally for periods of five years or less. The warranty reserve is calculated considering historical warranty experience (general portion of the reserve) and specifically identified warranty issues (specific portion of the reserve). To calculate the required general reserve, actual warranty claims are used to calculate an average experience rate to be applied against sales. This experience rate is used to record an estimated accrual at the time of the sale. The accrual is reviewed and adjusted periodically to reflect current information including costs to repair or replace the units. The Company reviews other factors to determine if there are any specific factors which could change the reserve. AirSep has experienced a significant number of warranty claims in one of its product lines. To calculate the specific reserve associated with this product line, the Company isolated the specific units which were being returned at significantly higher rates than normal. The entire population of these units was excluded from the general reserve and is considered in a specific reserve. The specific reserve considers the identified population less units already returned to estimate potential units that will be returned. Management then estimated the expected number of additional product returns based on historical returns

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

experience for this product line. Expected future returns were multiplied by the estimated cost to replace the unit to establish a specific warranty reserve.
The Company continues to analyze the data as of the acquisition date relative to AirSep's historical warranty experience for this specific warranty issue and, as such, is keeping the measurement period open as the reserve has been revised since our initial estimates and is subject to change.
AirSep's identifiable intangible assets mainly include customer relationships and technology and are also comprised of product names, trademarks and trade names.
For the three months ended March 31, 2013, AirSep added $27,014 to sales. For the same period, the acquisition of AirSep also increased operating income by $1,303 which included $1,714 of intangible asset amortization expense, $833 in management retention expenses and $104 in severance costs.
Pro-forma information related to the AirSep acquisition has not been presented because the impact on the Company’s consolidated results of operations is not material.
Contingent Consideration
The estimated fair value of total contingent consideration relating to acquisitions in prior years was valued using a discounted cash flow approach, which includes assumptions for the probabilities of achieving gross sales or gross profit targets and the discount rate applied to the projected payments. Changes in fair value of contingent consideration are recorded as selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income.
Effective March 31, 2013, potential payments may be paid over the next three years commencing April 1, 2013 until March 31, 2016 based on the attainment of certain revenue targets. Based on achieving certain revenue targets, the remaining maximum potential payout related to total contingent consideration is $3,000.

BioMedical
Balance at December 31, 2012	$1,990
Increase in contingent consideration liabilities	58
Balance at March 31, 2013	$2,048
For the three months ended March 31, 2013, total contingent consideration related to the BioMedical segment increased by $58. For the three months ended March 31, 2012, total contingent consideration increased by $517, which included $276 related to a prior Distribution & Storage segment acquisition and $241 related to prior BioMedical segment acquisitions.
NOTE C — Fair Value Measurements
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company's condensed consolidated balance sheets are as follows:

	March 31, 2013
	Total	Level 2	Level 3
Assets
Foreign currency forward contracts	$842	$842	$—
Total financial assets	$842	$842	$—

Liabilities
Foreign currency forward contracts	$80	$80	$—
Contingent consideration liabilities	2,048	—	2,048
Total financial liabilities	$2,128	$80	$2,048

	December 31, 2012
	Total	Level 2	Level 3
Assets
Foreign currency forward contracts	$31	$31	$—
Total financial assets	$31	$31	$—

Liabilities
Foreign currency forward contracts	$433	$433	$—
Contingent consideration liabilities	1,990	—	1,990
Total financial liabilities	$2,423	$433	$1,990
Refer to Note A for further information regarding derivative instruments, and refer to Note B for further information regarding contingent consideration liabilities.
NOTE D — Inventories
Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	March 31, 2013	December 31, 2012
Raw materials and supplies	$88,675	$85,726
Work in process	41,409	40,945
Finished goods	78,760	69,830
Total inventories, net	$208,844	$196,501
The allowance for excess and obsolete inventory balance at March 31, 2013 and December 31, 2012 was $4,350 and $4,078, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE E — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Energy and Chemicals	Distribution & Storage	BioMedical	Total
Balance at December 31, 2012	$83,215	$158,789	$156,937	$398,941
Foreign currency translation adjustments and other	—	(654)	—	(654)
Balance at March 31, 2013	$83,215	$158,135	$156,937	$398,287
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill):

		March 31, 2013		December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	9.0 years	$42,636	$(9,661)	$45,078	$(11,286)
Patents	10.0 years	7,912	(4,857)	9,880	(6,664)
Product names	14.0 years	9,059	(3,171)	9,068	(2,712)
Customer relations	13.0 years	157,823	(63,182)	158,005	(59,668)
Total finite-lived intangible assets	12.0 years	$217,430	$(80,871)	$222,031	$(80,330)
Indefinite-lived intangible assets:
Trademarks and trade names		$47,832		$47,762
Total indefinite-lived intangible assets		$47,832		$47,762
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for intangible assets subject to amortization was $4,895 and $3,070 for the three months ended March 31, 2013 and 2012, respectively. The Company estimates amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2013	$19,000
2014	17,500
2015	15,900
2016	14,000
2017	13,100
NOTE F — Debt and Credit Arrangements
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

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
The conversion rate on the Convertible Notes will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following the occurrence of a make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes prior to maturity. If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to purchase the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. For purposes of calculating earnings per share, if the Company's market price exceeds the applicable conversion price, shares contingently issuable under the Convertible Notes will have a dilutive effect with respect to the Company’s common stock. At March 31, 2013, the Convertible Notes were not subject to conversion.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

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
For the three months ended March 31, 2013 and 2012, interest expense for the Convertible Notes was $3,641 and $3,488, respectively, which included $2,391 and $2,238 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively and $1,250 of contractual 2.00% coupon interest for both periods. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277 with $2,303 recorded as a reduction in additional paid-in-capital. This balance of $4,974 is being amortized over the term of the Convertible Notes. For the three months ended March 31, 2013 and 2012, total expense associated with the amortization of debt issuance costs was $178 for both periods.
The following table represents certain information regarding the Convertible Notes:

	March 31, 2013	December 31, 2012
Principal balance of liability component	$250,000	$250,000
Unamortized discount	(64,026)	(66,417)
Carrying amount of liability component	$185,974	$183,583
Carrying amount of equity component	$79,115	$79,115
Since the Company's closing common stock price of $80.01 at the end of the period exceeded the conversion price of $69.03, the if-converted value exceeded the principal amount of the Convertible Notes by approximately $39,765 at March 31, 2013.
Senior Credit Facility
The Company entered into an amended and restated Senior Credit Facility on April 25, 2012, which replaced the prior senior secured credit facility (“Prior Credit Facility”) with a five-year $375,000 senior secured credit facility (“Senior Credit Facility”), which consists of a $75,000 term loan (“Term Loan”) and a $300,000 revolving credit facility (“Revolving Credit Facility”), and the maturity date was extended two years until April 25, 2017. The Revolving Credit Facility includes a $25,000 sub-limit for the issuance of swingline loans and a $100,000 sub-limit to be used for letters of credit. There is a foreign currency limit of $50,000 under the Revolving Credit Facility which could be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $50,000 under the Revolving Credit Facility made by the Company's wholly-owned subsidiary, Chart Industries Luxembourg S.à r.l.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

The Senior Credit Facility contains a number of customary covenants, including but not limited to restrictions on the Company's ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. Significant financial covenants for the Senior Credit Facility include a maximum net debt to EBITDA ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0, which are the same limits that applied under the Prior Credit Facility. At March 31, 2013, the Company was in compliance with all covenants.
At March 31, 2013, there was $71,250 outstanding under the Term Loan, $6,000 of borrowings outstanding under the Revolving Credit Facility (average interest rate of 2.64%), $8,020 in swingline loans outstanding under the Revolving Credit Facility (average interest rate of 4.50%), and $25,442 in letters of credit issued. At March 31, 2013, availability under the Revolving Credit Facility was $260,538. The obligations under the Senior Credit Facility are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the Senior Credit Facility) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintains a facility with Bank of China with capacity of up to 20.0 million Chinese yuan. At March 31, 2013, there was 20.0 million Chinese yuan outstanding under this facility, bearing interest at 6.6%. The facility matures on March 19, 2014. As of March 31, 2013, CCDEC and Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd. (“CCESC”), a wholly-owned subsidiary of the Company, have $1,294 and $854 in bank guarantees, respectively.
Foreign Facilities – Ferox
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains secured credit facilities with capacity of up to 175.0 million Czech koruna. Ferox maintains two separate facilities. Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. None of the facilities allow revolving credit borrowings, including overdraft protection. Under the first facility, Ferox must pay letter of credit and guarantee fees equal to: (i) 0.70% p.a. on the face amount of each guarantee or letter of credit for maturities of up to 1 year, (ii) 0.80% p.a. for maturities between 1 and 3 years, and (iii) 1.20% p.a. for maturities between 3 and 5 years. Under the second facility, Ferox must pay letter of credit and guarantee fees equal to 0.70% p.a. on the face amount of each guarantee or letter of credit. Ferox is not required to pay a commitment fee to the lender under the second facility. Ferox’s land, buildings and accounts receivable secure the credit facilities. As of March 31, 2013, there were bank guarantees of $1,598 supported by the Ferox credit facilities.
Fair Value Disclosures
The fair value of the term loan portion of the Company’s Senior Credit Facility was estimated based on the present value of the underlying cash flows discounted using market interest rates. Under this method, the fair value of the Company’s Term Loan approximated its carrying amount as of March 31, 2013 and December 31, 2012. The Company’s Term Loan was valued using observable inputs and, accordingly, is classified as being valued using Level 2 inputs as defined in Note C.
The fair value of the Convertible Notes exceeded its par value by approximately 136% as of March 31, 2013 and approximately 124% as of December 31, 2012. The Convertible Notes are actively quoted instruments and, accordingly, are classified as being valued using Level 1 inputs as defined in Note C.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE G — Product Warranties
The Company provides product warranties with varying terms and durations for the majority of its products. The Company calculates its warranty reserve by considering historical warranty experience and specifically identified warranty issues. The Company records warranty expense in cost of sales. Product warranty claims not expected to occur within one year are recorded in long-term portion of warranty reserve in the condensed consolidated balance sheets. Actual experience could differ from the amounts estimated requiring adjustments to the liability in future periods. The changes in the Company’s consolidated warranty reserve are as follows:

	Three Months Ended March 31,
	2013	2012
Beginning balance	$44,486	$13,181
Warranty expense	4,019	989
Warranty usage	(6,322)	(1,973)
Ending balance	$42,183	$12,197
The increase between periods mainly represents the warranty reserve acquired during the AirSep acquisition in August 2012.
NOTE H — Equity
Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended March 31, 2013
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes (1)	Accumulated other comprehensive income
Beginning Balance	$14,207	$(12,566)	$1,641
Other comprehensive loss	(1,245)	—	(1,245)
Actuarial losses reclassified from accumulated other comprehensive income, net of income taxes of $124	—	213	213
Net current-period other comprehensive (loss) income, net of taxes	(1,245)	213	(1,032)
Ending Balance	$12,962	$(12,353)	$609

	Three Months Ended March 31, 2012
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes (1)	Accumulated other comprehensive income
Beginning Balance	$12,635	$(9,642)	$2,993
Other comprehensive income	2,021	—	2,021
Actuarial losses reclassified from accumulated other comprehensive income	—	243	243
Net current-period other comprehensive income	2,021	243	2,264
Ending Balance	$14,656	$(9,399)	$5,257
_______________

(1)
Amounts reclassified from accumulated other comprehensive income, net of taxes, were expensed and included in cost of sales ($133 and $102 for the three months ended March 31, 2013 and 2012, respectively) and selling, general and administrative expenses ($204 and $141 for the three months ended March 31, 2013 and 2012, respectively) on the condensed consolidated statements of income and comprehensive income. The components in accumulated other comprehensive income are included in the computation of net period pension expense as reported in Note I.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Three Months Ended March 31,
	2013	2012
Net income attributable to Chart Industries, Inc.	$15,535	$14,083
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.52	$0.48
Diluted	$0.51	$0.47
Weighted average number of common shares outstanding — basic	30,035	29,593
Incremental shares issuable upon assumed conversion and exercise of stock options	284	468
Incremental shares issuable due to dilutive effect of the Convertible Notes	107	—
Weighted average number of common shares outstanding — diluted	30,426	30,061
Certain common shares that may be issuable upon the vesting of share-based awards and potential settlements under convertible note hedge and capped call transactions used to offset the dilutive effect of the Convertible Notes were not included in the computation of diluted earnings per share as they were anti-dilutive. There were 311 and 105 anti-dilutive shares for the three months ended March 31, 2013 and 2012, respectively. For both the three months ended March 31, 2013 and 2012, 3,368 shares issuable under warrants associated with the convertible note hedge and capped call transactions were also excluded from the computation of diluted earnings per share as their effect was anti-dilutive. The convertible note hedge and capped call transactions offset any dilution upon actual conversion of the Convertible Notes up to a common stock price of $84.96. See Note F for further information.
NOTE I — Employee Benefit Plans
The Company has a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salary employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
The following table sets forth the components of net periodic pension expense as follows:

	Three Months Ended March 31,
	2013	2012
Interest cost	$528	$552
Expected return on plan assets	(676)	(662)
Amortization of net loss	337	243
Total net periodic pension expense	$189	$133
NOTE J — Share-based Compensation
During the three months ended March 31, 2013, the Company granted 82 stock options, 45 shares of restricted stock and restricted stock units, 19 performance units and 22 leveraged restricted share units. Non-employee directors received 1 stock awards with a fair value of $94. During the three months ended March 31, 2013, participants in the Company's stock option plans exercised options to purchase 255 shares of the Company's common stock.
Stock options vest ratably over a four year period. Restricted stock and restricted stock units generally vest ratably over a three year period, and performance units and leveraged restricted share units vest at the end of three years based on the achievement of certain performance and market conditions. During three months ended March 31, 2013, 82 restricted stock and restricted stock units vested.
Share-based compensation expense was $2,564 and $2,505 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, total share-based compensation of $15,014 is expected to be recognized over the weighted-average period of approximately 2.6 years assuming units are earned at their maximum payout potential.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE K — Income Taxes
The effective tax rate of 29.0% for both the three months ended March 31, 2013 and 2012 differs from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the federal statutory rate and the positive effect of the domestic production activities deduction.
As of March 31, 2013, the Company has recorded a $1,418 liability, in accordance with ASC 740-10-25 “Income Taxes,” for gross unrecognized tax benefits. This amount includes $569 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company's annual effective tax rate. During the first quarter of 2013, gross unrecognized tax benefits decreased $1,921 due to the filing of the amended 2011 federal income tax return. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013, the Company had accrued approximately $103 for the payment of interest and penalties.
NOTE L — Reportable Segments
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
Information for the Company’s reportable segments and its corporate function is presented below:

	Three Months Ended March 31, 2013
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$80,861	$128,733	$64,054	$—	$273,648
Operating income (loss)	12,819	19,289	6,753	(11,510)	27,351

	Three Months Ended March 31, 2012
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$68,824	$105,092	$42,190	$—	$216,106
Operating income (loss)	13,192	18,732	4,592	(12,655)	23,861

NOTE M — Contingencies
In November 2012, Chart Energy & Chemicals Inc. (“CEC”), a subsidiary of the Company, filed a declaratory judgment action in the United States District Court for the Western District of Oklahoma (the “Federal Court”) seeking a judgment that certain claims for damages alleged by Enogex Holdings LLC, Enogex Gathering & Processing, LLC and affiliated companies with respect to a December 2010 fire at the Enogex natural gas processing plant in Cox City, Oklahoma were barred based on multiple defenses, including Oklahoma's statute of repose. This action was precipitated by the receipt of a letter from Enogex alleging that CEC was responsible for damages in excess of $75,000 with respect to the fire as result of the alleged failure of CEC's equipment that was a component of the unit involved in the fire. Subsequent to the filing of CEC's declaratory judgment action, in December 2012, Enogex filed suit in the District Court of Tulsa County, State of Oklahoma (the “State Court”) against the Company, CEC and its predecessors, a former employee of a predecessor of CEC, as well as other entities and an individual not affiliated with the Company, formalizing the allegations and claims contained in the November demand letter. Each party has filed one or more motions to dismiss the other's lawsuit and it is likely that one of the existing actions will ultimately be dismissed or stayed given the commonality of facts underlying each lawsuit. Enogex's motion to dismiss was denied by the Federal Court in February 2013, but Enogex has moved for rehearing on the motion to dismiss, and the Company's and CEC's motions to dismiss were denied by the State Court on April 10, 2013. The Company does not believe that the allegations against the Company, CEC or their affiliates in Enogex's complaint have merit. The Company in any event believes that it, CEC and their affiliates have strong factual and legal defenses to Enogex's claims and intends to vigorously assert such defenses. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable. Furthermore, the Company believes that its existing product liability

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

insurance is adequate for potential losses associated with these claims. While the Company cannot predict with certainty the ultimate result of these proceedings, the Company does not believe that the final outcome of these proceedings will have a material adverse affect on the Company's financial position, results of operations, or cash flows.

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
Growth in demand for natural gas and LNG-related applications continued to drive performance during the three months ended March 31, 2013. Excluding the $40.0 million PetroChina order from the prior quarter, overall first quarter 2013 orders increased by approximately $5.6 million during the three months ended March 31, 2013 largely due to continued demand for LNG energy equipment. Also, the improvement in our BioMedical segment orders was largely due to the effect of the acquisition of AirSep Corporation (“AirSep”) in August 2012. Backlog as of March 31, 2013 was down to $586.6 million as compared to $617.4 million as of December 31, 2012. Sales for the three months ended March 31, 2013 were $273.6 million compared to sales of $216.1 million for the three months ended March 31, 2012, reflecting an increase of $57.5 million, or 26.6%. The sales increase reflected strong volume for LNG-related applications and the effect of the AirSep acquisition, which added sales of $27.0 million. Gross profit for the three months ended March 31, 2013 was $79.5 million, or 29.0% of sales, as compared to $67.6 million, or 31.3% of sales, for the three months ended March 31, 2012. Higher volume across all of our segments drove the gross profit increase. The decrease in the gross profit percentage was mainly the result of unfavorable project mix in the E&C segment and lower margin oxygen concentrators representing a larger share of product mix following the AirSep acquisition. Operating income for the three months ended March 31, 2013 was $27.4 million compared to $23.9 million for the three months ended March 31, 2012.

The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our operating segments for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Sales
Energy & Chemicals	$80,861	$68,824
Distribution & Storage	128,733	105,092
BioMedical	64,054	42,190
Consolidated	$273,648	$216,106
Gross Profit
Energy & Chemicals	$20,927	$21,689
Distribution & Storage	36,502	29,448
BioMedical	22,021	16,420
Consolidated	$79,450	$67,557
Gross Profit Margin
Energy & Chemicals	25.9%	31.5%
Distribution & Storage	28.4%	28.0%
BioMedical	34.4%	38.9%
Consolidated	29.0%	31.3%
SG&A Expenses
Energy & Chemicals	$7,286	$7,657
Distribution & Storage	16,003	11,471
BioMedical	12,405	8,845
Corporate	11,510	12,653
Consolidated	$47,204	$40,626
SG&A Expenses % of Sales
Energy & Chemicals	9.0%	11.1%
Distribution & Storage	12.4%	10.9%
BioMedical	19.4%	21.0%
Consolidated	17.2%	18.8%
Operating Income
Energy & Chemicals	$12,819	$13,192
Distribution & Storage	19,289	18,732
BioMedical	6,753	4,592
Corporate	(11,510)	(12,655)
Consolidated	$27,351	$23,861
Operating Margin
Energy & Chemicals	15.9%	19.2%
Distribution & Storage	15.0%	17.8%
BioMedical	10.5%	10.9%
Consolidated	10.0%	11.0%

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Sales
Sales for the three months ended March 31, 2013 were $273.6 million compared to $216.1 million for the three months ended March 31, 2012, reflecting an increase of $57.5 million, or 26.6%. Improved volume in the E&C and D&S business segments as well as the impact from the AirSep acquisition drove the overall sales increase. E&C segment sales increased by $12.0 million, or 17.5%, compared to the prior year quarter. This increase in E&C segment sales for the three months ended March 31, 2013 was primarily due to improved volume in our brazed aluminum heat exchanger and systems businesses. D&S segment sales increased by $23.6 million, or 22.5%, compared to the prior year quarter. The increase was mainly attributable to high volume of sales related to LNG applications, especially in China. BioMedical segment sales increased by $21.9 million, or 51.8%, compared to the prior year quarter mainly due to the AirSep acquisition, which contributed $27.0 million to sales during the quarter. Excluding AirSep, sales finished $5.1 million below prior year quarter performance with lower volume in respiratory sales due to continued weakness in the European market and the delay in the Medicare competitive bidding process in the U.S.
Gross Profit and Margin
Gross profit for the three months ended March 31, 2013 was $79.5 million, or 29.0% of sales, versus $67.6 million, or 31.3% of sales, for the three months ended March 31, 2012, which reflected an increase of $11.9 million while the related margin decreased by 2.3 percentage points. E&C segment gross profit decreased by $0.8 million while the related margin decreased by 5.6 percentage points. The decrease in gross profit and the related margin percentage for the E&C segment was primarily due to large LNG systems being completed at overall lower margins as well as higher costs due to some labor inefficiencies and project scope changes on one project negatively impacting margins by approximately 4% in the current quarter. This project shipped during the second quarter, and certain costs associated with the scope change may possibly be recovered. Gross profit for the D&S segment increased by $7.1 million, and margin increased by 0.4 percentage points. The increase in gross profit and related margin was mainly due to higher volume and improved product mix. BioMedical gross profit increased by $5.6 million as margin decreased by 4.5 percentage points during the three months ended March 31, 2013 as compared to the prior year quarter. The increase in gross profit was primarily due to higher volume contributed by AirSep while the decrease in the related margin percentage was mainly attributable to lower margin oxygen concentrators representing a larger share of product mix following the AirSep acquisition.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended March 31, 2013 were $47.2 million, or 17.2% of sales, compared to $40.6 million, or 18.8% of sales, for the three months ended March 31, 2012. SG&A expenses for the E&C segment decreased by $0.4 million compared to the prior year quarter mainly due to lower expenses related to sales commissions and professional services. D&S segment SG&A expenses increased by $4.5 million compared to the prior year quarter which included increases in employee-related costs, sales commissions, travel costs and fees for professional services to support the rapidly growing LNG business, especially in China. SG&A expenses for the BioMedical segment increased by $3.6 million compared to the prior year quarter mainly due to the AirSep acquisition which contributed $4.0 million in SG&A expenses during the quarter offset by a decrease of $0.4 million due to lower employee-related costs and professional services. Corporate SG&A expenses decreased by $1.1 million compared to the prior year quarter primarily due to lower consulting expenses.
Amortization Expense
Amortization expense for the three months ended March 31, 2013 was $4.9 million, or 1.8% of sales, and $3.1 million, or 1.4% of sales, for the three months ended March 31, 2012. The AirSep acquisition added $1.7 million of amortization expense in the quarter.
Operating Income
As a result of the foregoing, operating income for the three months ended March 31, 2013 was $27.4 million, or 10.0% of sales, an increase of $3.5 million compared to operating income of $23.9 million, or 11.0% of sales, for the same period in 2012.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for both the three months ended March 31, 2013 and 2012 was $4.0 million. Interest expense for the three months ended March 31, 2013 included $1.3 million of contractual 2.00% coupon interest and $2.4 million of non-cash interest accretion expense related to the carrying value of the Convertible Senior Subordinated Notes (the “Convertible Notes”). Financing costs amortization was $0.3 million for both the three months ended March 31, 2013 and 2012.
Foreign Currency Loss (Gain)
For the three months ended March 31, 2013 and 2012, foreign currency losses were $0.3 million, and foreign currency gains were $0.4 million, respectively. Losses increased by $0.7 million during the three months ended March 31, 2013 as a result of increased volatility in foreign exchange rates related to the euro partially offset by mark-to-market gains on foreign currency forward contracts.
Income Tax Expense
Income tax expense of $6.6 million and $5.8 million for the three months ended March 31, 2013 and 2012, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 29.0% for both periods.
Net Income
As a result of the foregoing, reported net income attributable to the Company for the three months ended March 31, 2013 and 2012 was $15.5 million and $14.1 million, respectively.

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
Senior Credit Facility: The Company entered into an amended and restated credit facility on April 25, 2012, which replaced the prior senior secured credit facility (“Prior Credit Facility”) with a five-year $375.0 million senior secured credit facility (“Senior Credit Facility”), which consists of a $75.0 million term loan (the “Term Loan”) and a $300.0 million revolving credit facility (the “Revolving Credit Facility”), and the maturity date was extended two years until April 25, 2017. The Senior Credit Facility also includes an expansion option permitting the Company to add up to an aggregate $150.0 million in term loans or revolving credit commitments from its existing and potential new lenders. Under the terms of the Senior Credit Facility, 5% of the $75.0 million Term Loan is payable annually in quarterly installments over the first three years, 10% is payable annually in quarterly installments over the final two years, and the remaining balance is due on April 25, 2017. Significant financial covenants for the Senior Credit Facility include a maximum net debt to EBITDA ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0, which are the same limits that applied under the Prior Credit Facility. At March 31, 2013, there was $71.3 million in borrowing outstanding under the Term Loan and $14.0 million in borrowings outstanding under the Revolving Credit Facility. The Company also had $25.5 million in letters of credit and bank guarantees supported by the Revolving Credit Facility which had availability of $260.5 million at March 31, 2013. The Company was in compliance with all covenants, including its financial covenants, at March 31, 2013.
Foreign Facilities – China: Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintains a facility with Bank of China with capacity of up to 20.0 million Chinese yuan. At March 31, 2013, there was 20.0 million Chinese yuan outstanding under this facility, bearing interest at 6.6%. The facility matures on March 19, 2014. As of March 31, 2013, CCDEC and Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd. (“CCESC”), a wholly-owned subsidiary of the Company, had $1.3 million and $0.9 million in bank guarantees, respectively.
Foreign Facilities – Ferox: Chart Ferox, a.s., or Ferox, our wholly-owned subsidiary that operates in the Czech Republic, maintains secured revolving credit facilities with capacity of up to 175.0 million Czech korunas. Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. At March 31, 2013, there were $1.6 million of bank guarantees supported by such facilities.

Our debt and related covenants are further described in the Debt and Credit Arrangements note to our condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $126.3 million as of March 31, 2013, a decrease of $15.2 million from the balance as of December 31, 2012. Our foreign subsidiaries held cash of approximately $120.4 million and $115.5 million at March 31, 2013 and December 31, 2012, respectively, to meet their liquidity needs. No material restrictions exist in accessing cash held by our foreign subsidiaries and we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. We believe that our existing cash and cash equivalents, funds available under our debt facilities and cash provided by operations will be sufficient to finance our normal working capital needs, acquisition obligations, and investments in properties, facilities and equipment for the foreseeable future.
Cash used in operating activities was $23.6 million and $9.2 million for the three months ended March 31, 2013 and 2012, respectively. The increase of $14.4 million in cash used in operations was primarily due to an increase in net unbilled contract revenues due to increased revenue and the timing of progress billings under existing contracts with customers as well as timing between accounts receivable receipts and accounts payable payments.
Cash used in investing activities was $12.1 million and $6.3 million for the three months ended March 31, 2013 and 2012, respectively, representing capital expenditures. Major capital expenditures for the three months ended March 31, 2013 included capacity expansion projects in D&S and E&C in response to continued growth in the energy industry.
Cash provided by financing activities for the three months ended March 31, 2013 and 2012 was $22.7 million and $2.0 million, respectively. During the three months ended March 31, 2013, the Company made $0.9 million in scheduled quarterly principal payments on the term loan portion of the Senior Credit Facility and also borrowed $49.0 million and repaid $31.8 million from its Revolving Credit Facility and foreign facilities. Additionally, the Company had a $4.4 million excess tax benefit from share-based compensation and received $3.9 million in proceeds for stock option exercises which were offset by $1.9 million for common stock repurchases to cover tax withholding elections during the three months ended March 31, 2013.
Cash Requirements
The Company does not anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2013. Management anticipates the Company will be able to satisfy cash requirements for its ongoing business for the foreseeable future with cash generated by operations, existing cash balances and borrowings under our credit facilities. We also expect capital expenditures for the remaining nine months of 2013 to be in the range of $70.0 to $75.0 million, primarily for expansions of the brazed aluminum heat exchanger facility in La Crosse, Wisconsin and the large tank manufacturing facility in New Prague, Minnesota.
For the remaining nine months of 2013, the Company is forecasting to use approximately $1.3 million for scheduled interest payments under the Senior Credit Facility. We are also required to make quarterly principal payments of approximately $0.9 million for the remaining nine months of 2013 under the Senior Credit Facility. In addition, our forecasts for the remaining nine months of 2013 contemplate the use of approximately $21.0 to $25.0 million of cash to pay U.S. and foreign income taxes.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or penalties. Our backlog as of March 31, 2013 was $586.6 million compared to $617.4 million as of December 31, 2012.

The table below sets forth orders and backlog by segment for the periods indicated (dollar amounts in thousands):

	Three Months Ended
	March 31, 2013	December 31, 2012
Orders
Energy & Chemicals	$38,807	$62,173
Distribution & Storage	132,774	150,874
BioMedical	72,002	64,951
Total	$243,583	$277,998
Backlog
Energy & Chemicals	$322,936	$365,470
Distribution & Storage	231,141	228,204
BioMedical	32,512	23,760
Total	$586,589	$617,434
E&C orders for the three months ended March 31, 2013 were $38.8 million compared to $62.2 million for the three months ended December 31, 2012. E&C backlog totaled $322.9 million at March 31, 2013, compared to $365.5 million as of December 31, 2012. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter.
D&S orders for the three months ended March 31, 2013 were $132.8 million compared to $150.9 million for the three months ended December 31, 2012. Excluding the $40.0 million PetroChina order from the prior quarter, first quarter 2013 D&S orders increased mainly due to strong demand in China and Europe partially offset by lower order volume in the U.S. D&S backlog totaled $231.1 million at March 31, 2013 compared to $228.2 million as of December 31, 2012.
BioMedical orders for the three months ended March 31, 2013 were $72.0 million compared to $65.0 million for the three months ended December 31, 2012 which included $33.3 million in orders associated with the AirSep acquisition. Excluding AirSep, BioMedical orders were down due to continued weakness in the European market and the impact of Medicare competitive bidding in the U.S. BioMedical backlog at March 31, 2013 totaled $32.5 million compared to $23.8 million as of December 31, 2012.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Application of Critical Accounting Policies
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts, inventory valuation reserves, goodwill, indefinite-lived intangibles, contingent liabilities, environmental remediation obligations, product warranty costs, debt covenants, pensions and deferred tax assets. There have been no significant changes in accounting policies since December 31, 2012.
Forward-Looking Statements
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues from new acquisitions, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others

(including those described under Item 1A– “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

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

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, the Company's operations are exposed to fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.
Interest Rate Risk: The Company's primary interest rate risk exposure results from the Senior Credit Facility's various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from March 31, 2013 rates, and assuming no changes in debt from the March 31, 2013 levels, our additional annual expense would be approximately $1.4 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposures are with the euro, the British pound, the Czech koruna, the Japanese yen and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At March 31, 2013, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.
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
The Company also entered into separate warrant transactions with the Option Counterparties initially relating to the number of shares of the Company’s common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the price per share of the Company's common stock exceeds the strike price of the warrants unless the Company elects, subject to certain conditions, to settle the warrants in cash. The cap price of the capped call transactions and the strike price of the warrant transactions was initially $84.96 per share. Additional information is located in the Debt and Credit Arrangements note to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures
As of March 31, 2013, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
The Company did not include an evaluation of the internal control over financial reporting of AirSep, which was acquired on August 30, 2012. The Company continues to integrate AirSep within the Company's internal control environment.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In November 2012, Chart Energy & Chemicals Inc. (“CEC”), a subsidiary of the Company, filed a declaratory judgment action in the United States District Court for the Western District of Oklahoma (the “Federal Court”) seeking a judgment that certain claims for damages alleged by Enogex Holdings LLC, Enogex Gathering & Processing, LLC and affiliated companies with respect to a December 2010 fire at the Enogex natural gas processing plant in Cox City, Oklahoma were barred based on multiple defenses, including Oklahoma's statute of repose. This action was precipitated by the receipt of a letter from Enogex alleging that CEC was responsible for damages in excess of $75 million with respect to the fire as result of the alleged failure of CEC's equipment that was a component of the unit involved in the fire. Subsequent to the filing of CEC's declaratory judgment action, in December 2012, Enogex filed suit in the District Court of Tulsa County, State of Oklahoma (the “State Court”) against the Company, CEC and its predecessors, a former employee of a predecessor of CEC, as well as other entities and an individual not affiliated with the Company, formalizing the allegations and claims contained in the November demand letter. Each party has filed one or more motions to dismiss the other's lawsuit and it is likely that one of the existing actions will ultimately be dismissed or stayed given the commonality of facts underlying each lawsuit. Enogex's motion to dismiss was denied by the Federal Court in February 2013, but Enogex has moved for rehearing on the motion to dismiss, and the Company's and CEC's motions to dismiss were denied by the State Court on April 10, 2013. The Company does not believe that the allegations against the Company, CEC or their affiliates in Enogex's complaint have merit. The Company in any event believes that it, CEC and their affiliates have strong factual and legal defenses to Enogex's claims and intends to vigorously assert such defenses. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable. Furthermore, the Company believes that its existing product liability insurance is adequate for potential losses associated with these claims. While the Company cannot predict with certainty the ultimate result of these proceedings, the Company does not believe that the final outcome of these proceedings will have a material adverse affect on the Company's financial position, results of operations, or cash flows.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	None.

b.)	None.

c.)
During the first quarter of 2013, 28,997 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $1,879,000. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended March 31, 2013.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2013	8,894	$66.34	—	$—
February 1 – 28, 2013	20,077	64.77	—	—
March 1 – 31, 2013	26	78.19	—	—
Total	28,997	$65.28	—	$—

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

10.1
Amendment No. 4, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)).

10.2
Amendment No. 3, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)).

10.3
Amendment No. 3, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)).

10.4
Amendment No. 4, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)).

10.5
IAM Agreement 2013-2018, effective February 3, 2013, by and between Chart Energy & Chemicals, Inc. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-11442)).

10.6
Form of Nonqualified Stock Option Agreement under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-11442)).

10.7
Form of Performance Unit Agreement under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-11442)).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (x)

32.1	Section 1350 Certification of Chief Executive Officer (xx)

32.2	Section 1350 Certification of Chief Financial Officer (xx)

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Chart Industries, Inc.
(Registrant)

Date:	April 25, 2013	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)