Form 10-Q
period 2013-06-30
CHART INDUSTRIES INC
filed 2013-07-30
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
At July 26, 2013, there were 30,345,147 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$125,782	$141,498
Accounts receivable, less allowances of $4,678 and $4,080	173,845	150,296
Inventories, net	211,693	196,501
Unbilled contract revenue	47,542	25,302
Prepaid expenses	14,744	11,560
Deferred income taxes	14,890	15,282
Other current assets	17,766	15,985
Total Current Assets	606,262	556,424
Property, plant and equipment, net	189,110	169,776
Goodwill	399,780	398,941
Identifiable intangible assets, net	181,164	189,463
Other assets	14,366	13,237
TOTAL ASSETS	$1,390,682	$1,327,841
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$101,813	$100,528
Customer advances and billings in excess of contract revenue	97,293	89,081
Accrued salaries, wages and benefits	30,483	30,815
Current portion of warranty reserve	19,813	19,131
Short-term debt	3,230	—
Current convertible notes	188,413	—
Current portion of long-term debt	3,750	3,750
Other current liabilities	37,992	30,470
Total Current Liabilities	482,787	273,775
Long-term debt	66,563	252,021
Long-term deferred tax liabilities	46,548	46,285
Long-term portion of warranty reserve	19,201	25,355
Accrued pension liabilities	18,819	19,327
Other long-term liabilities	9,226	11,295
Total Liabilities	643,144	628,058

Convertible notes conversion feature	61,587	—
Equity
Common stock, par value $.01 per share – 150,000,000 shares authorized, 30,343,556 and 30,041,584 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	303	300
Additional paid-in capital	299,041	348,526
Retained earnings	381,546	346,011
Accumulated other comprehensive income	940	1,641
Total Chart Industries, Inc. Shareholders’ Equity	681,830	696,478
Noncontrolling interests	4,121	3,305
Total Equity	685,951	699,783
TOTAL LIABILITIES AND EQUITY	$1,390,682	$1,327,841
The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$298,266	$239,939	$571,914	$456,045
Cost of sales	208,460	165,810	402,658	314,359
Gross profit	89,806	74,129	169,256	141,686
Selling, general and administrative expenses	51,905	34,726	99,109	75,352
Amortization expense	4,922	3,250	9,817	6,320
Impairment of intangible assets	—	3,070	—	3,070
Operating expenses	56,827	41,046	108,926	84,742
Operating income	32,979	33,083	60,330	56,944
Other expenses:
Interest expense, net	3,977	3,689	7,968	7,651
Financing costs amortization	327	556	653	877
Foreign currency loss	91	1,770	437	1,418
Other expenses, net	4,395	6,015	9,058	9,946
Income before income taxes	28,584	27,068	51,272	46,998
Income tax expense	7,981	8,932	14,561	14,710
Net income	20,603	18,136	36,711	32,288
Noncontrolling interests, net of taxes	603	200	1,176	269
Net income attributable to Chart Industries, Inc.	$20,000	$17,936	$35,535	$32,019
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.66	$0.60	$1.18	$1.08
Diluted	$0.64	$0.59	$1.15	$1.06
Weighted-average number of common shares outstanding:
Basic	30,249	29,797	30,143	29,695
Diluted	31,428	30,200	31,000	30,130

Comprehensive income, net of taxes	$20,939	$14,746	$36,034	$31,185
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	608	253	1,200	345
Comprehensive income attributable to Chart Industries, Inc., net of taxes	$20,331	$14,493	$34,834	$30,840

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$36,711	$32,288
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,963	14,558
Interest accretion of convertible notes discount	4,830	4,465
Employee share-based compensation expense	5,075	4,181
Financing costs amortization	653	877
Unrealized foreign currency transaction loss	80	2,455
Impairment of intangible assets	—	3,070
Reversal of contingent consideration liability	—	(4,620)
Other non-cash operating activities	3,555	737
Changes in asset and liabilities, net of acquisitions:
Accounts receivable	(20,757)	(13,920)
Inventory	(15,963)	(23,674)
Unbilled contract revenues and other assets	(29,308)	(4,822)
Accounts payable and other liabilities	(1,179)	(23,459)
Customer advances and billings in excess of contract revenue	6,722	2,939
Net Cash Provided by (Used In) Operating Activities	10,382	(4,925)
INVESTING ACTIVITIES
Capital expenditures	(29,226)	(16,802)
Acquisition of business, net of cash acquired	(3,032)	—
Net Cash Used In Investing Activities	(32,258)	(16,802)
FINANCING ACTIVITIES
Proceeds from long-term debt	—	21,375
Borrowings on revolving credit facilities	100,231	—
Repayments on revolving credit facilities	(97,011)	—
Principal payments on long-term debt	(1,876)	(2,563)
Payment of deferred financing costs	—	(1,458)
Proceeds from exercise of stock options	4,462	1,843
Excess tax benefit from share-based compensation	4,472	6,355
Common stock repurchases	(1,903)	(4,491)
Dividend distribution to noncontrolling interest	(1,369)	—
Net Cash Provided By Financing Activities	7,006	21,061
Effect of exchange rate changes on cash	(846)	(1,486)
Net decrease in cash and cash equivalents	(15,716)	(2,152)
Cash and cash equivalents at beginning of period	141,498	256,861
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125,782	$254,709
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2013
(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (the “Company,” “Chart” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Reclassifications: Certain reclassifications have been made to the 2012 condensed consolidated statement of income and comprehensive income and 2012 condensed consolidated statement of cash flows in order to conform to the 2013 presentation.
Derivative Instruments: The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency risk that exists as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument. The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the euro, the British pound, the Czech koruna, the Australian dollar, the Norwegian krone, and the Chinese yuan. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Foreign currency forward contracts are measured at fair value, which is based on valuations provided by the transaction counterparties, and recorded on the condensed consolidated balance sheets as other current liabilities or assets. Changes in their fair value are recorded in the condensed consolidated statements of income and comprehensive income as foreign currency gains or losses. The Company's foreign currency forward contracts are not exchange traded instruments and, accordingly, the valuation is performed using Level 2 inputs as defined in Note C. Gains or losses on settled or expired contracts are recorded in the condensed consolidated statements of income and comprehensive income as foreign currency gains or losses. The Company recorded a net loss of $598 and a net gain of $603 for the three and six months ended June 30, 2013, respectively, and net gains of $1,503 and $1,147 for the three and six months ended June 30, 2012, respectively related to derivative instruments.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE B — Business Combinations
Xinye Acquisition
On June 8, 2013, Chart Asia Investment Company Limited (“Chart Asia”), a wholly-owned subsidiary of the Company, acquired 80% of the shares of Nanjing Xinye Electric Engineering Co., Ltd. (“Xinye”) for an aggregate cash purchase price of 18.7 million Chinese yuan (equivalent to $3,032), net of cash acquired. The remaining 20% will be retained by an original shareholder. Xinye will be operated as part of the Company's Distribution & Storage business segment. The Company is in the process of finalizing certain analyses; thus, the provisional measurements of the net assets acquired and goodwill are subject to change.
Xinye, located in Nanjing, Jiangsu Province, China, designs, manufactures and sells control systems and dispensers for the liquefied natural gas, compressed natural gas, and industrial gas industries. It also engages in the design and production of integrated circuit card systems and remote monitoring systems for natural gas mobile equipment. Xinye provides the Company localized dispensing and control technology and increases its penetration into the high growth natural gas markets in the Asian region.
AirSep Acquisition
On August 30, 2012, the Company acquired 100% of the equity interests of AirSep Corporation (“AirSep”) for an aggregate cash purchase price of $182,450 (including approximately $2,800 in acquisition-related tax benefits acquired and $10,000 of debt which was retired upon completion of the acquisition). AirSep, located in Amherst, New York, designs, manufactures, sells and services stationary, transportable, and portable oxygen concentrators and self-contained generators, standard generators, and packaged systems for industrial and medical oxygen generating systems. AirSep's results are included in the Company’s BioMedical segment.
The fair value of the net assets acquired and goodwill at the date of acquisition were $72,687 and $109,763, respectively. The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed, and the related income tax impact of the acquisition adjustments. The acquisition was made and goodwill was established due to the benefits that will be derived from the expansion of the oxygen concentrator business in the U.S., Europe and Asia, and the growth potential for the Company's commercial oxygen generation systems business.
The following table summarizes the fair values of the assets acquired and liabilities assumed in the AirSep acquisition on August 30, 2012.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

AirSep provides warranties on certain of its products, generally for periods of five years or less. The warranty reserve is calculated considering historical warranty experience (general portion of the reserve) and specifically identified warranty issues (specific portion of the reserve). To calculate the general reserve, actual warranty claims are used to calculate an average experience rate to be applied against sales. This experience rate is used to record an estimated accrual at the time of the sale. The accrual is reviewed and adjusted periodically to reflect current information including costs to repair or replace the units. The Company reviews other factors to determine if there are any specific factors which could change the reserve. AirSep has experienced a significant number of warranty claims in one of its product lines. To calculate the specific reserve associated with this product line, the Company isolated the specific units which were being returned at significantly higher rates than normal. The entire population of these units was excluded from the general reserve and is considered in a specific reserve. The specific reserve considers the identified population, less units already returned, to estimate potential units that will be returned. Management then estimated the expected number of additional product returns based on historical returns experience for this product line. These expected future returns were multiplied by the estimated cost to replace the unit to establish a specific warranty reserve.
AirSep's identifiable intangible assets mainly include customer relationships and technology and are also comprised of product names, trademarks and trade names.
For the three months ended June 30, 2013, AirSep added $29,855 to sales. For the same period, the acquisition of AirSep increased operating income by $1,872 which included $2,638 in cost of goods sold to amortize the remaining portion of the write-up of inventory to fair value, $1,714 of intangible asset amortization expense and $1,267 in management retention expenses and severance costs.
For the six months ended June 30, 2013, AirSep added $56,869 to sales. For the same period, the acquisition of AirSep increased operating income by $3,175 which included $2,638 in cost of goods sold to amortize the remaining portion of the write-up of inventory to fair value, $3,428 of intangible asset amortization expense and $2,204 in management retention expenses and severance costs.
Pro-forma information related to the above acquisitions have not been presented because the impact on the Company’s consolidated results of operations is not material.
Contingent Consideration
The estimated fair value of total contingent consideration relating to acquisitions in prior years was valued using a discounted cash flow approach, which includes assumptions for the probabilities of achieving gross sales or gross profit targets and the discount rate applied to the projected payments. The valuation is performed using Level 3 inputs as defined in Note C. Changes in fair value of contingent consideration are recorded as selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income.
Potential payments may be paid over the next three years commencing April 1, 2013 until March 31, 2016 based on the attainment of certain revenue targets. Based on achieving certain revenue targets, the remaining maximum potential payout related to total contingent consideration is $3,000.

BioMedical
Balance at December 31, 2012	$1,990
Increase in contingent consideration liabilities	135
Balance at June 30, 2013	$2,125
For the three and six months ended June 30, 2013, total contingent consideration related to the BioMedical segment increased by $77 and $135, respectively.
The fair value of total contingent consideration for the three months ended June 30, 2012 decreased by $4,382 which included a net gain of $4,550 and a net loss of $168 related to prior BioMedical and Distribution & Storage acquisitions, respectively. For the six months ended June 30, 2012, total contingent consideration decreased by $3,865, which included a net decrease of $4,309 related to prior BioMedical segment acquisitions offset by an increase of $444 related to a prior Distribution & Storage segment acquisition.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE C — Fair Value Measurements
The Company measures its financial assets and liabilities at fair value on a recurring basis using a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies. The three levels of inputs used to measure fair value are as follows:
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
Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company's condensed consolidated balance sheets are as follows:

	June 30, 2013
	Total	Level 2	Level 3
Assets
Foreign currency forward contracts	$183	$183	$—
Total financial assets	$183	$183	$—

Liabilities
Foreign currency forward contracts	$135	$135	$—
Contingent consideration liabilities	2,125	—	2,125
Total financial liabilities	$2,260	$135	$2,125

	December 31, 2012
	Total	Level 2	Level 3
Assets
Foreign currency forward contracts	$31	$31	$—
Total financial assets	$31	$31	$—

Liabilities
Foreign currency forward contracts	$433	$433	$—
Contingent consideration liabilities	1,990	—	1,990
Total financial liabilities	$2,423	$433	$1,990
Refer to Note A for further information regarding derivative instruments, and refer to Note B for further information regarding contingent consideration liabilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE D — Inventories
Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	June 30, 2013	December 31, 2012
Raw materials and supplies	$86,908	$85,726
Work in process	46,067	40,945
Finished goods	78,718	69,830
Total inventories, net	$211,693	$196,501
The allowance for excess and obsolete inventory balance at June 30, 2013 and December 31, 2012 was $5,568 and $4,078, respectively.
NOTE E — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Energy and Chemicals	Distribution & Storage	BioMedical	Total
Balance at December 31, 2012	$83,215	$158,789	$156,937	$398,941
Foreign currency translation adjustments and other	—	(320)	—	(320)
Goodwill acquired during the year	—	1,159	—	1,159
Balance at June 30, 2013	$83,215	$159,628	$156,937	$399,780
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill):

	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	$42,944	$(10,406)	$45,078	$(11,286)
Patents	7,908	(5,067)	9,880	(6,664)
Product names	9,053	(3,632)	9,068	(2,712)
Customer relations	158,933	(66,662)	158,005	(59,668)
Total finite-lived intangible assets	$218,838	$(85,767)	$222,031	$(80,330)
Indefinite-lived intangible assets:
Trademarks and trade names	$48,093		$47,762
Total indefinite-lived intangible assets	$48,093		$47,762
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

Amortization expense for intangible assets subject to amortization was $4,922 and $9,817 for the three and six months ended June 30, 2013, respectively, and $3,250 and $6,320 for the three and six months ended June 30, 2012, respectively. The Company estimates amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2013	$19,200
2014	17,800
2015	16,200
2016	14,300
2017	13,300
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
At the issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885 which was recorded as long-term debt and an equity component of $79,115 which was recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represents the Company’s interest rate for similar debt instruments at that time without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. At June 30, 2013 and December 31, 2012, the unamortized debt discount of the Convertible Notes was $61,587 and $66,417, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

For the three months ended June 30, 2013 and 2012, interest expense for the Convertible Notes was $3,689 and $3,477, respectively, which included $2,439 and $2,227 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $1,250 of 2.00% cash interest for both periods. For the six months ended June 30, 2013 and 2012, interest expense for the Convertible Notes was $7,330 and $6,965, respectively, which included $4,830 and $4,465 of non-cash interest accretion expense, respectively, and $2,500 of cash interest for both periods. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277 with $2,303 recorded as a reduction in additional paid-in-capital. This balance of $4,974 is being amortized over the term of the Convertible Notes. For the three months ended June 30, 2013 and 2012, total expense associated with the amortization of debt issuance costs was $178 and $177, respectively. For the both the six months ended June 30, 2013 and 2012, total expense associated with the amortization of debt issuance costs was $355.
Prior to May 1, 2018, the Convertible Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2011 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price (currently approximately $69.03) for the Convertible Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which, as determined following a request by a holder of Convertible Notes as provided in the bond indenture (the “Indenture”), the trading price per $1,000 principal amount of Convertible Notes for each trading day of such Measurement Period was less than 97% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate for the Convertible Notes on each such trading day; or (3) upon the occurrence of specified corporate events pursuant to the terms of the Indenture. On or after May 1, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders of the Convertible Notes may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. It is the Company’s intention to settle any excess conversion value in shares of the Company’s common stock. Since the Company's closing common stock price of $94.09 at the end of the period exceeded the conversion price of $69.03, the if-converted value exceeded the principal amount of the Convertible Notes by approximately $90,758 at June 30, 2013. As described above, the convertible note hedge and capped call transactions are expected to reduce the potential dilution with respect to the Company’s common stock upon conversion of the Convertible Notes.
The conversion rate on the Convertible Notes will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following the occurrence of a make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes prior to maturity. If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to purchase the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. For purposes of calculating earnings per share, if the market price of the Company's common stock exceeds the applicable conversion price, shares contingently issuable under the Convertible Notes will have a dilutive effect with respect to the Company’s common stock.
The Convertible Notes became convertible at the option of the holders beginning July 1, 2013. This conversion right, which will remain available until September 30, 2013, was triggered since the closing price of the Company's common stock was greater than or equal to $89.74 (130% of the conversion price of the Convertible Notes) for at least 20 trading days during the last 30 consecutive trading days ending on June 30, 2013. Since the Company would be required to pay cash and issue stock to holders if they elect to convert their Convertible Notes during the third fiscal quarter, the $188,413 long-term liability component of the Convertible Notes was classified as a current liability in the condensed consolidated balance sheet at June 30, 2013. In addition, a portion of the equity component of the Convertible Notes, calculated as the difference between the $250,000 principal amount of the Convertible Notes and the $188,413 liability component of the Convertible Notes, was considered redeemable and, as such, $61,587 was classified as temporary equity in the condensed consolidated balance sheet at June 30, 2013. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from working capital and borrowings under its credit facility. The Company will reassess the

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

convertibility of the Convertible Notes and the related balance sheet classification on a quarterly basis. There have been no conversions as of the date of this filing.
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
The Company recorded $1,445 in deferred financing costs related to the Senior Credit Facility which are being amortized over the five-year term of the loan. For the three months ended June 30, 2013 and 2012, financing costs amortization associated with the Senior Credit facility was $149 and $379, respectively. For the six months ended June 30, 2013 and 2012, financing costs amortization associated with the Senior Credit Facility was $298 and $522, respectively. The Senior Credit Facility also includes an expansion option permitting the Company to add up to an aggregate of $150,000 in term loans or revolving credit commitments from its existing and potential new lenders.
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
The Senior Credit Facility contains a number of customary covenants, including but not limited to restrictions on the Company's ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. Significant financial covenants for the Senior Credit Facility include a maximum net debt to EBITDA ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0, which are the same limits that applied under the Prior Credit Facility. At June 30, 2013, the Company was in compliance with all covenants.
At June 30, 2013, there was $70,313 outstanding under the Term Loan and $24,286 in letters of credit issued. At June 30, 2013, availability under the Revolving Credit Facility was $275,714. The obligations under the Senior Credit Facility are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the Senior Credit Facility) that are owned by U.S. subsidiaries.
Foreign Facilities – China
In June 2013, Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd. (“CCESC”), a wholly-owned subsidiary of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, entered into joint banking facilities (the “China D&S Facilities”) which include a revolving line with 30.0 million Chinese yuan in borrowing capacity jointly available to CCESC and CCDEC, a bonding/guarantee facility with up to 50.0 million Chinese yuan in borrowing capacity, and an overdraft facility with 10.0 million Chinese yuan in borrowing capacity. Any drawings made by CCESC under the China D&S Facilities are guaranteed by the Company.
CCDEC also maintains a facility with Bank of China with capacity of up to 20.0 million Chinese yuan. At June 30, 2013, there was 20.0 million Chinese yuan outstanding under this facility, bearing interest at 6.6%. The facility matures on March 19, 2014.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

As of June 30, 2013, CCESC and CCDEC have $1,721 and $1,670 in bank guarantees, respectively.
Foreign Facilities – Ferox
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 175.0 million Czech koruna. Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. Neither of the facilities allow revolving credit borrowings, including overdraft protection. Under the first facility, Ferox must pay letter of credit and guarantee fees equal to: (i) 0.70% p.a. on the face amount of each guarantee or letter of credit for maturities of up to 1 year, (ii) 0.80% p.a. for maturities between 1 and 3 years, and (iii) 1.20% p.a. for maturities between 3 and 5 years. Under the second facility, Ferox must pay letter of credit and guarantee fees equal to 0.70% p.a. on the face amount of each guarantee or letter of credit. Ferox is not required to pay a commitment fee to the lender under the second facility. Ferox’s land, buildings and accounts receivable secure the credit facilities. As of June 30, 2013, there were bank guarantees of $1,732 supported by the Ferox credit facilities.
Fair Value Disclosures
The fair value of the term loan portion of the Company’s Senior Credit Facility was estimated based on the present value of the underlying cash flows discounted using market interest rates. Under this method, the fair value of the Company’s Term Loan approximated its carrying amount as of June 30, 2013 and December 31, 2012. The Company’s Term Loan was valued using observable inputs and, accordingly, the valuation is performed using Level 2 inputs as defined in Note C.
The fair value of the Convertible Notes was valued at approximately 152% of its par value as of June 30, 2013 and approximately 124% of its par value as of December 31, 2012. The Convertible Notes are actively quoted instruments and, accordingly, the valuation is performed using Level 1 inputs as defined in Note C.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE G — Product Warranties
The Company provides product warranties with varying terms and durations for the majority of its products. The Company calculates its warranty reserve by considering historical warranty experience and specifically identified warranty issues. The Company records warranty expense in cost of sales. Product warranty claims not expected to occur within one year are recorded in the long-term portion of the warranty reserve in the condensed consolidated balance sheets. Actual experience could differ from the amounts estimated requiring adjustments to the liability in future periods. The changes in the Company’s consolidated warranty reserve are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$42,183	$12,197	$44,486	$13,181
Warranty expense	3,077	2,613	7,096	3,602
Warranty usage	(6,246)	(3,562)	(12,568)	(5,535)
Ending balance	$39,014	$11,248	$39,014	$11,248
The increase between periods mainly represents the warranty reserve acquired during the AirSep acquisition in August 2012.
NOTE H — Equity
Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income (loss) by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance at March 31, 2013	$12,962	$(12,353)	$609
Other comprehensive income	118	—	118
Actuarial losses reclassified from accumulated other comprehensive income, net of income taxes of $124 (1)	—	213	213
Net current-period other comprehensive income, net of taxes	118	213	331
Balance at June 30, 2013	$13,080	$(12,140)	$940

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance at March 31, 2012	$14,656	$(9,399)	$5,257
Other comprehensive loss	(3,687)	—	(3,687)
Actuarial losses reclassified from accumulated other comprehensive income (1)	—	244	244
Net current-period other comprehensive (loss) income, net of taxes	(3,687)	244	(3,443)
Balance at June 30, 2012	$10,969	$(9,155)	$1,814

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance at December 31, 2012	$14,207	$(12,566)	$1,641
Other comprehensive loss	(1,127)	—	(1,127)
Actuarial losses reclassified from accumulated other comprehensive income, net of income taxes of $248 (2)	—	426	426
Net current-period other comprehensive (loss) income, net of taxes	(1,127)	426	(701)
Balance at June 30, 2013	$13,080	$(12,140)	$940

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance at December 31, 2011	$12,635	$(9,642)	$2,993
Other comprehensive loss	(1,666)	—	(1,666)
Actuarial losses reclassified from accumulated other comprehensive income (2)	—	487	487
Net current-period other comprehensive (loss) income, net of taxes	(1,666)	487	(1,179)
Balance at June 30, 2012	$10,969	$(9,155)	$1,814
_______________

(1)
Amounts reclassified from accumulated other comprehensive income, net of taxes, were expensed and included in cost of sales ($133 and $103 for the three months ended June 30, 2013 and 2012, respectively) and selling, general and administrative expenses ($204 and $141 for the three months ended June 30, 2013 and 2012, respectively) on the condensed consolidated statements of income and comprehensive income.

(2)
Amounts reclassified from accumulated other comprehensive income, net of taxes, were expensed and included in cost of sales ($266 and $205 for the six months ended June 30, 2013 and 2012, respectively) and selling, general and administrative expenses ($408 and $282 for the six months ended June 30, 2013 and 2012, respectively) on the condensed consolidated statements of income and comprehensive income. The components in accumulated other comprehensive income are included in the computation of net periodic pension expense as reported in Note I.

Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to Chart Industries, Inc.	$20,000	$17,936	$35,535	$32,019
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.66	$0.60	$1.18	$1.08
Diluted	$0.64	$0.59	$1.15	$1.06
Weighted average number of common shares outstanding — basic	30,249	29,797	30,143	29,695
Incremental shares issuable upon assumed conversion and exercise of share-based awards	315	403	378	435
Incremental shares issuable due to dilutive effect of the Convertible Notes and warrants	864	—	479	—
Weighted average number of common shares outstanding — diluted	31,428	30,200	31,000	30,130
Certain common shares that may be issuable upon the vesting of share-based awards and potential settlements under convertible note hedge and capped call transactions used to offset the dilutive effect of the Convertible Notes were not included in the computation of diluted earnings per share as they were anti-dilutive. There were 837 and 108 anti-dilutive shares for the three months ended June 30, 2013 and 2012, respectively, and 561 and 107 anti-dilutive shares for the six months ended June 30, 2013 and 2012, respectively.
For the three and six months ended June 30, 2013, 3,266 and 3,368 shares issuable under warrants associated with the convertible note hedge and capped call transactions, respectively, were also excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For both the three and six months ended June 30, 2012, there were 3,368 anti-dilutive shares issuable under warrants. The convertible note hedge and capped call transactions offset any dilution upon actual conversion of the Convertible Notes up to a common stock price of $84.96. See Note F for further information.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE I — Employee Benefit Plans
The Company has a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salary employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
The following table sets forth the components of net periodic pension expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest cost	$528	$552	$1,056	$1,104
Expected return on plan assets	(676)	(662)	(1,352)	(1,324)
Amortization of net loss	337	244	674	487
Total net periodic pension expense	$189	$134	$378	$267
NOTE J — Share-based Compensation
During the six months ended June 30, 2013, the Company granted 82 stock options, 48 shares of restricted stock and restricted stock units, 19 performance units and 22 leveraged restricted share units. Non-employee directors received 3 stock awards with a fair value of $188. During the six months ended June 30, 2013, participants in the Company's stock option plans exercised options to purchase 280 shares of the Company's common stock.
Stock options vest ratably over a four year period. Restricted stock and restricted stock units generally vest ratably over a three year period, and performance units and leveraged restricted share units vest at the end of a three-year performance period based on the achievement of certain performance and market conditions. During the six months ended June 30, 2013, 80 restricted stock and restricted stock units vested while 1 restricted stock and restricted stock units were forfeited.
Share-based compensation expense was $2,511 and $5,075 for the three and six months ended June 30, 2013, respectively, and $1,676 and $4,181 for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, total share-based compensation of $13,146 is expected to be recognized over the weighted-average period of approximately 2.4 years assuming units are earned at their maximum payout potential.
NOTE K — Income Taxes
The effective tax rate of 27.9% and 28.4% for the three and six months ended June 30, 2013, respectively, differs from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the federal statutory rate and the positive effect of the domestic production activities deduction. Strong operating performance in China facilitated the recognition of certain net operating losses and other deferred tax assets. The effective tax rate of 33.0% and 31.3% for the three and six months ended June 30, 2012, respectively, differed from the federal statutory rate primarily due to the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the federal statutory rate.
As of June 30, 2013, the Company has recorded a $1,418 liability for gross unrecognized tax benefits. This amount includes $569 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company's annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013, the Company had accrued approximately $110 for the payment of interest and penalties.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE L — Reportable Segments
The structure of the Company’s internal organization is divided into the following reportable segments, which are also the Company's operating segments: Energy and Chemicals (“E&C”), Distribution and Storage (“D&S”) and BioMedical. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and share-based compensation expenses that are not allocated to the reportable segments.
Information for the Company’s reportable segments and its corporate function is presented below:

	Three Months Ended June 30, 2013
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$78,716	$147,156	$72,394	$—	$298,266
Operating income (loss)	14,914	23,393	8,752	(14,080)	32,979

	Six Months Ended June 30, 2013
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$159,577	$275,889	$136,448	$—	$571,914
Operating income (loss)	27,733	42,682	15,505	(25,590)	60,330

	Three Months Ended June 30, 2012
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$77,129	$113,434	$49,376	$—	$239,939
Operating income (loss)	14,536	17,674	11,948	(11,075)	33,083

	Six Months Ended June 30, 2012
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales	$145,953	$218,526	$91,566	$—	$456,045
Operating income (loss)	27,728	34,499	18,447	(23,730)	56,944

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE M — Contingencies
In November 2012, Chart Energy & Chemicals Inc. (“CEC”), a subsidiary of the Company, filed a declaratory judgment action in the United States District Court for the Western District of Oklahoma (the “Federal Court”) seeking a judgment that certain claims for damages alleged by Enogex Holdings LLC, Enogex Gathering & Processing, LLC and affiliated companies with respect to a December 2010 fire at the Enogex natural gas processing plant in Cox City, Oklahoma were barred based on multiple defenses, including Oklahoma's statute of repose. This action was precipitated by the receipt of a letter from Enogex alleging that CEC was responsible for damages in excess of $75,000 with respect to the fire as result of the alleged failure of CEC's equipment that was a component of the unit involved in the fire. Subsequent to the filing of CEC's declaratory judgment action, in December 2012, Enogex filed suit in the District Court of Tulsa County, State of Oklahoma (the “State Court”) against the Company, CEC and its predecessors, a former employee of a predecessor of CEC, as well as other entities and an individual not affiliated with the Company, formalizing the allegations and claims contained in the November demand letter. Each party filed one or more motions to dismiss the other's lawsuit. Enogex's motion to dismiss initially was denied by the Federal Court in February 2013, but Enogex moved for rehearing on its motion to dismiss, which the Federal Court granted on May 17, 2013 based on a lack of jurisdictional diversity. The Company's and CEC's motions to dismiss were denied by the State Court on April 10, 2013. Accordingly, litigation continues in the State Court, and Enogex has estimated its damages in that case to exceed $135,000, including investigation and repair costs and business losses, some of which may be offset by Enogex's saved costs and mitigation efforts. The Company continues to believe that the allegations against the Company, CEC and their affiliates lack merit. The Company believes that it, CEC and their affiliates have strong factual and legal defenses to Enogex's claims and intends to vigorously assert such defenses. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable. Furthermore, the Company believes that its existing product liability insurance is adequate for potential losses associated with these claims. While the Company cannot predict with certainty the ultimate result of these proceedings, the Company does not believe that the final outcome of these proceedings will have a material adverse affect on the Company's financial position, results of operations, or cash flows.

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
Strong sales, orders and backlog highlight the continued growth in demand for natural gas and LNG-related applications during the six months ended June 30, 2013. Record quarterly orders in our D&S segment in the second quarter of 2013, led by LNG growth in China, as well as LNG liquefier and ethylene plant orders in our E&C segment, led to record backlog at June 30, 2013. Backlog as of June 30, 2013 increased to $664.0 million as compared to $586.6 million as of March 31, 2013. Sales for the six months ended June 30, 2013 were $571.9 million compared to sales of $456.0 million for the six months ended June 30, 2012, reflecting an increase of $115.9 million, or 25.4%. The sales increase reflected strong volume for LNG-related applications and the effect of the acquisition of AirSep Corporation (“AirSep”), which added sales of $56.9 million during the six months ended June 30, 2013. Gross profit for the six months ended June 30, 2013 was $169.3 million, or 29.6% of sales, as compared to $141.7 million, or 31.1% of sales, for the six months ended June 30, 2012. Higher volume across our D&S segment and the effect of the AirSep acquisition drove the gross profit increase. The decrease in the gross profit percentage was mainly the result of project mix in the E&C segment and lower margin oxygen concentrators representing a larger share of product mix in the BioMedical segment following the AirSep acquisition. Operating income for the six months ended June 30, 2013 was $60.3 million compared to $56.9 million for the six months ended June 30, 2012.

The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our operating segments for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales
Energy & Chemicals	$78,716	$77,129	$159,577	$145,953
Distribution & Storage	147,156	113,434	275,889	218,526
BioMedical	72,394	49,376	136,448	91,566
Consolidated	$298,266	$239,939	$571,914	$456,045
Gross Profit
Energy & Chemicals	$22,854	$23,320	$43,781	$45,009
Distribution & Storage	41,855	30,842	78,357	60,290
BioMedical	25,097	19,967	47,118	36,387
Consolidated	$89,806	$74,129	$169,256	$141,686
Gross Profit Margin
Energy & Chemicals	29.0%	30.2%	27.4%	30.8%
Distribution & Storage	28.4%	27.2%	28.4%	27.6%
BioMedical	34.7%	40.4%	34.5%	39.7%
Consolidated	30.1%	30.9%	29.6%	31.1%
SG&A Expenses
Energy & Chemicals	$7,124	$7,944	$14,410	$15,601
Distribution & Storage	17,212	11,887	33,215	23,358
BioMedical	13,489	3,818	25,894	12,663
Corporate	14,080	11,077	25,590	23,730
Consolidated	$51,905	$34,726	$99,109	$75,352
SG&A Expenses % of Sales
Energy & Chemicals	9.1%	10.3%	9.0%	10.7%
Distribution & Storage	11.7%	10.5%	12.0%	10.7%
BioMedical	18.6%	7.7%	19.0%	13.8%
Consolidated	17.4%	14.5%	17.3%	16.5%
Operating Income
Energy & Chemicals	$14,914	$14,536	$27,733	$27,728
Distribution & Storage	23,393	17,674	42,682	34,499
BioMedical	8,752	11,948	15,505	18,447
Corporate	(14,080)	(11,075)	(25,590)	(23,730)
Consolidated	$32,979	$33,083	$60,330	$56,944
Operating Margin
Energy & Chemicals	18.9%	18.8%	17.4%	19.0%
Distribution & Storage	15.9%	15.6%	15.5%	15.8%
BioMedical	12.1%	24.2%	11.4%	20.1%
Consolidated	11.1%	13.8%	10.5%	12.5%

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
Sales
Sales for the three months ended June 30, 2013 were $298.3 million compared to $239.9 million for the three months ended June 30, 2012, reflecting an increase of $58.4 million, or 24.3%. Improved volume in the D&S business segment as well as the impact from the AirSep acquisition in the BioMedical segment drove the overall sales increase. E&C segment sales increased by $1.6 million, or 2.1%, compared to the prior year quarter. This increase in E&C segment sales for the three months ended June 30, 2013 was primarily due to improved volume in our brazed aluminum heat exchanger product line partially offset by a decrease in air cooled heat exchanger sales due to weakness in the gas compression market. D&S segment sales increased by $33.8 million, or 29.7%, compared to the prior year quarter. The increase was mainly attributable to high volume of sales related to LNG applications, especially in China, and improved volume in the packaged gas systems product line. BioMedical segment sales increased by $23.0 million, or 46.6%, compared to the prior year quarter mainly due to the AirSep acquisition, which contributed $29.9 million to sales during the quarter. Excluding AirSep, BioMedical segment sales were $6.9 million below prior year quarter performance mainly due to lower respiratory sales resulting from the continued weakness in the European market and the uncertainty related to implementation of Medicare competitive awards in the U.S. this year.
Gross Profit and Margin
Gross profit for the three months ended June 30, 2013 was $89.8 million, or 30.1% of sales, versus $74.1 million, or 30.9% of sales, for the three months ended June 30, 2012, which reflected an increase of $15.7 million, while the related margin decreased by 0.8 percentage points. E&C segment gross profit decreased by $0.4 million while the related margin decreased by 1.2 percentage points. The decrease in gross profit and the related margin percentage for the E&C segment was primarily in process systems due to large base-load LNG projects being completed at overall lower margins. This was partially offset by the recovery of costs associated with one project through a change order with the customer and also the processing of several short lead time, higher margin orders, which in total positively affected margins by about 2%. In addition, gross margin improved in the brazed aluminum heat exchanger business due to greater volume. Gross profit for the D&S segment increased by $11.0 million, and margin increased by 1.2 percentage points. The increase in gross profit and related margin was mainly due to higher volume and improved mix in LNG applications from our China operations. The margin percentage was negatively impacted by approximately 1% due to extensive flooding in Central Europe in early June that damaged inventory at the Company's Czech Republic operations. The impact represents our insurance deductible; any losses in excess of the deductible are expected to be covered by insurance. BioMedical gross profit increased by $5.1 million as margin decreased by 5.7 percentage points during the three months ended June 30, 2013 as compared to the prior year quarter. The increase in gross profit was primarily due to higher volume contributed by AirSep partially offset by $2.6 million to amortize the remaining portion of the write-up of AirSep's inventory to fair value. The decrease in the related margin percentage was mainly attributable to lower margin oxygen concentrators representing a larger share of product mix following the AirSep acquisition.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended June 30, 2013 were $51.9 million, or 17.4% of sales, compared to $34.7 million, or 14.5% of sales, for the three months ended June 30, 2012. This $17.2 million increase was primarily due to the AirSep acquisition, commissions due to higher sales levels, and employee-related costs as the Company pursues LNG-related growth opportunities. SG&A expenses for the E&C segment decreased by $0.8 million compared to the prior year quarter mainly due to lower expenses related to sales commissions. D&S segment SG&A expenses increased by $5.3 million compared to the prior year quarter due to increases in employee-related costs, sales commissions, and fees for professional services to support the rapidly growing LNG business, especially in China. SG&A expenses for the BioMedical segment increased by $9.7 million compared to the prior year quarter mainly due to the AirSep acquisition, which contributed $5.1 million in SG&A expenses during the quarter including $1.3 million in management retention expenses and severance costs, and a reduction of SG&A expenses in the second quarter of 2012 as a result of a $4.6 million acquisition-related contingent consideration fair value adjustment. Corporate SG&A expenses increased by $3.0 million compared to the prior year quarter primarily due to higher employee-related costs partially offset by a decrease in professional services, such as consulting and acquisition expenses.
Amortization Expense
Amortization expense for the three months ended June 30, 2013 was $4.9 million, or 1.7% of sales, and $3.3 million, or 1.4% of sales, for the three months ended June 30, 2012. The AirSep acquisition added $1.7 million of amortization expense in the quarter.

Impairment of Intangible Assets
During the three months ended June 30, 2012, the Company tested in-process research and development (“IPR&D”) intangible assets for impairment using a valuation method based on the present value of the prospective net cash flow attributable to the intangible asset and recorded an impairment charge of $3.1 million resulting in their carrying amounts being reduced, and thus equal, to their estimated fair value which was zero as of the end of the period. The decrease in the fair value of the IPR&D intangible assets was primarily caused by higher forecasted costs and project delays.
Operating Income
As a result of the foregoing, operating income for the three months ended June 30, 2013 was $33.0 million, or 11.1% of sales, a decrease of $0.1 million compared to operating income of $33.1 million, or 13.8% of sales, for the same period in 2012.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended June 30, 2013 and 2012 was $4.0 million and $3.7 million, respectively. Interest expense for the three months ended June 30, 2013 included $1.3 million of 2.00% cash interest and $2.4 million of non-cash interest accretion expense related to the carrying value of the Convertible Senior Subordinated Notes (the “Convertible Notes”). Financing costs amortization was $0.3 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively. The decrease was mainly due to $0.2 million for the write-off of deferred financing fees as a result of the Company amending its credit facility in April 2012.
Foreign Currency Loss
For the three months ended June 30, 2013 and 2012, foreign currency losses were $0.1 million and $1.8 million, respectively. Losses decreased by $1.7 million during the three months ended June 30, 2013 due to exchange rate volatility, especially with respect to the euro in the prior year and the strengthening of the Chinese yuan.
Income Tax Expense
Income tax expense of $8.0 million and $8.9 million for the three months ended June 30, 2013 and 2012, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 27.9% and 33.0%, respectively. The decrease in the effective tax rate was primarily due to an increase in the mix of income earned by certain of the Company's foreign entities which are taxed at lower rates than the U.S. federal statutory rate. Strong operating performance in China facilitated the recognition of certain net operating losses and other deferred tax assets in fiscal 2013.
Net Income
As a result of the foregoing, reported net income attributable to the Company for the three months ended June 30, 2013 and 2012 was $20.0 million and $17.9 million, respectively.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Sales
Sales for the six months ended June 30, 2013 were $571.9 million compared to $456.0 million for the six months ended June 30, 2012, reflecting an increase of $115.9 million, or 25.4%. Improved volume in the E&C and D&S business segments as well as the impact from the AirSep acquisition in the BioMedical segment drove the overall sales increase. E&C segment sales increased by $13.6 million, or 9.3%, compared to the prior year period. This increase in E&C segment sales for the six months ended June 30, 2013 was primarily due to improved volume in our brazed aluminum heat exchanger and process systems product lines partially offset by a decrease in air cooled heat exchanger sales due to weakness in the gas compression market. D&S segment sales increased by $57.4 million, or 26.2%, compared to the prior year period. The increase was mainly attributable to high volume of sales related to LNG applications, especially in China, and improved volume in packaged gas systems. BioMedical segment sales increased by $44.9 million, or 49.0%, compared to the prior year period mainly due to the AirSep acquisition, which contributed $56.9 million to sales during the 2013 period. Excluding AirSep, BioMedical segment sales finished $12.0 million below prior year period performance mainly due to lower respiratory sales resulting from the continued weakness in the European market and the uncertainty related to implementation of Medicare competitive awards in the U.S. this year.
Gross Profit and Margin
Gross profit for the six months ended June 30, 2013 was $169.3 million, or 29.6% of sales, versus $141.7 million, or 31.1% of sales, for the six months ended June 30, 2012, which reflected an increase of $27.6 million, while the related margin decreased by 1.5 percentage points. E&C segment gross profit decreased by $1.2 million while the related margin decreased by 3.4 percentage points. The decrease in gross profit and the related margin percentage for the E&C segment was primarily in process systems due to large base-load LNG projects being completed at overall lower margins. This was partially offset by gross margin improvement in the brazed aluminum heat exchanger business due to greater volume. Gross profit for the D&S segment increased by $18.1 million, and margin increased by 0.8 percentage points. The increase in gross profit and related margin was mainly due to higher volume and improved mix in LNG applications from our China operations. BioMedical segment gross profit increased by $10.7 million as margin decreased by 5.2 percentage points during the six months ended June 30, 2013 as compared to the prior year period. The increase in gross profit was primarily due to higher volume contributed by AirSep partially offset by $2.6 million to amortize the remaining portion of the write-up of AirSep's inventory to fair value. The decrease in the related margin percentage was mainly attributable to lower margin oxygen concentrators representing a larger share of product mix following the AirSep acquisition.
SG&A Expenses
SG&A expenses for the six months ended June 30, 2013 were $99.1 million, or 17.3% of sales, compared to $75.4 million, or 16.5% of sales, for the six months ended June 30, 2012. This $23.7 million increase was primarily due to the AirSep acquisition, commissions due to higher sales levels, and employee-related costs as the Company pursues LNG-related growth opportunities. SG&A expenses for the E&C segment decreased by $1.2 million compared to the prior year period mainly due to lower expenses related to sales commissions and professional services partially offset by higher employee-related costs. D&S segment SG&A expenses increased by $9.8 million compared to the prior year period due to increases in employee-related costs, sales commissions, and fees for professional services to support the rapidly growing LNG business, especially in China. SG&A expenses for the BioMedical segment increased by $13.2 million compared to the prior year period mainly due to the AirSep acquisition, which contributed $9.1 million in SG&A expenses during the period including $2.2 million in management retention expenses and severance costs, and a reduction of SG&A expenses in the second quarter of 2012 as a result of a $4.6 million acquisition-related contingent consideration fair value adjustment. These SG&A increases were partially offset by a decrease in professional services. Corporate SG&A expenses increased by $1.9 million compared to the prior year period primarily due to greater employee-related costs partially offset by a decrease in professional services, such as consulting and acquisition expenses.
Amortization Expense
Amortization expense for the six months ended June 30, 2013 was $9.8 million, or 1.7% of sales compared to $6.3 million, or 1.4% of sales, for the six months ended June 30, 2012. The AirSep acquisition added $3.4 million of amortization expense during the six months ended June 30, 2013.
Impairment of Intangible Assets
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
Operating Income
As a result of the foregoing, operating income for the six months ended June 30, 2013 was $60.3 million, or 10.5% of sales, an increase of $3.4 million compared to operating income of $56.9 million, or 12.5% of sales, for the same period in 2012.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the six months ended June 30, 2013 and 2012 was $8.0 million and $7.7 million, respectively. Interest expense for the six months ended June 30, 2013 included $2.5 million of 2.00% cash interest and $4.8 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. Financing costs amortization was $0.7 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively. The decrease was mainly due to $0.2 million for the write-off of deferred financing fees as a result of the Company amending its credit facility in April 2012.
Foreign Currency Loss
For the six months ended June 30, 2013 and 2012, foreign currency losses were $0.4 million and $1.4 million, respectively. Losses decreased by $1.0 million during the six months ended June 30, 2013 due to exchange rate volatility, especially with respect to the euro in the prior year, the strengthening of the Chinese yuan and mark-to-market gains on foreign currency forward contracts.
Income Tax Expense
Income tax expense of $14.6 million and $14.7 million for the six months ended June 30, 2013 and 2012, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 28.4% and 31.3%, respectively. The decrease in the effective tax rate was primarily due to an increase in the mix of income earned by certain of the Company's foreign entities which are taxed at lower rates than the U.S. federal statutory rate. Strong operating performance in China facilitated the recognition of certain net operating losses and other deferred tax assets in fiscal 2013.
Net Income
As a result of the foregoing, reported net income attributable to the Company for the six months ended June 30, 2013 and 2012 was $35.5 million and $32.0 million, respectively.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company's Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is the Company's intention to settle any excess conversion value in shares of the Company's common stock. However, the Company may elect to settle, at its discretion, any such excess value in cash, shares of the Company's common stock or a combination of cash and shares. The initial conversion price of approximately $69.03 per share represents a conversion premium of 30% over the last reported sale price of the Company's common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share. The Convertible Notes are currently eligible for conversion at the option of the holder from July 1, 2013 until September 30, 2013. There have been no conversions as of the date of this filing. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from working capital and borrowings under the Senior Credit Facility (as described below).
Senior Credit Facility: The Company entered into an amended and restated credit facility on April 25, 2012, which replaced the prior senior secured credit facility (“Prior Credit Facility”) with a five-year $375.0 million senior secured credit facility (“Senior Credit Facility”), which consists of a $75.0 million term loan (the “Term Loan”) and a $300.0 million revolving credit facility (the “Revolving Credit Facility”), and the maturity date was extended two years until April 25, 2017. The Senior Credit Facility also includes an expansion option permitting the Company to add up to an aggregate $150.0 million in term loans or revolving credit commitments from its existing and potential new lenders. Under the terms of the Senior

Credit Facility, 5% of the $75.0 million Term Loan is payable annually in quarterly installments over the first three years, 10% is payable annually in quarterly installments over the final two years, and the remaining balance is due on April 25, 2017. Significant financial covenants for the Senior Credit Facility include a maximum net debt to EBITDA ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0, which are the same limits that applied under the Prior Credit Facility. At June 30, 2013, there was $70.3 million in borrowings outstanding under the Term Loan. The Company also had $24.3 million in letters of credit and bank guarantees supported by the Revolving Credit Facility, which had availability of $275.7 million at June 30, 2013. The Company was in compliance with all covenants, including its financial covenants, at June 30, 2013.
Foreign Facilities – China: In June 2013, Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd. (“CCESC”), a wholly-owned subsidiary of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, entered into joint banking facilities (the “China D&S Facilities”) which include a revolving line with 30.0 million Chinese yuan in borrowing capacity jointly available to CCESC and CCDEC, a bonding/guarantee facility with up to 50.0 million Chinese yuan in borrowing capacity, and an overdraft facility with 10.0 million Chinese yuan in borrowing capacity. Any drawings made by CCESC under the China D&S Facilities are guaranteed by the Company. CCDEC also maintains a facility with Bank of China with capacity of up to 20.0 million Chinese yuan. At June 30, 2013, there was 20.0 million Chinese yuan outstanding under this facility, bearing interest at 6.6%. The facility matures on March 19, 2014. As of June 30, 2013, CCDEC and CCESC each had $1.7 million in bank guarantees.
Foreign Facilities – Ferox: Chart Ferox, a.s. (“Ferox”), our wholly-owned subsidiary that operates in the Czech Republic, maintains two secured revolving credit facilities with capacity of up to 175.0 million Czech korunas. Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. At June 30, 2013, there were $1.7 million of bank guarantees supported by such facilities.
Our debt and related covenants are further described in the Debt and Credit Arrangements note (Note F) to our condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $125.8 million at June 30, 2013, a decrease of $15.7 million from the balance at December 31, 2012. Our foreign subsidiaries held cash of approximately $117.7 million and $115.5 million at June 30, 2013 and December 31, 2012, respectively, to meet their liquidity needs. No material restrictions exist in accessing cash held by our foreign subsidiaries and we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. We believe that our existing cash and cash equivalents, funds available under our debt facilities and cash provided by operations will be sufficient to finance our normal working capital needs, acquisition obligations, and investments in properties, facilities and equipment for the foreseeable future.
Cash provided by operating activities was $10.4 million and cash used in operating activities was $4.9 million for the six months ended June 30, 2013 and 2012, respectively. The increase of $15.3 million in cash provided by operations was primarily due to an increase in net income and higher non-cash adjustments to net income as investments in working capital were comparable between periods.
Cash used in investing activities was $32.3 million and $16.8 million for the six months ended June 30, 2013 and 2012, respectively, primarily representing capital expenditures. Major capital expenditures for the six months ended June 30, 2013 included capacity expansion projects in D&S and E&C in response to continued growth in the energy industry. Also, during the six months ended June 30, 2013, the Company used $3.0 million in cash (net) to fund the acquisition of 80% of the shares of Nanjing Xinye Electric Engineering Co., Ltd.
Cash provided by financing activities for the six months ended June 30, 2013 and 2012 was $7.0 million and $21.1 million, respectively. During the six months ended June 30, 2013, the Company made $1.9 million in scheduled quarterly principal payments on the term loan portion of the Senior Credit Facility. Additionally, the Company borrowed $100.2 million and repaid $97.0 million from its Revolving Credit Facility and foreign facilities. Excess tax benefits from share-based compensation were $4.5 million. The Company received $4.5 million in proceeds for stock option exercises which were offset by $1.9 million for the purchase of common stock which was surrendered to cover tax withholding elections. Finally, the company paid a $1.4 million distribution to one of its noncontrolling interests.

Cash Requirements
The Company does not anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2013. Management anticipates the Company will be able to satisfy cash requirements for its ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We also expect capital expenditures for the remaining six months of 2013 to be in the range of $50.0 to $60.0 million, primarily for expansions of the brazed aluminum heat exchanger facility in La Crosse, Wisconsin and the large tank manufacturing facility in New Prague, Minnesota. In addition, the Company expects to use approximately $16.0 million during the remainder of 2013 to expand its business lines and production capabilities for E&C segment products in China.
For the remaining six months of 2013, the Company is forecasting to use approximately $0.8 million for scheduled interest payments under the Senior Credit Facility. We are also required to make quarterly principal payments of approximately $0.9 million each for the remaining six months of 2013 under the Senior Credit Facility. In addition, our forecasts for the remaining six months of 2013 contemplate the use of approximately $21.0 to $25.0 million of cash to pay U.S. and foreign income taxes.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or penalties. Our backlog as of June 30, 2013 was $664.0 million compared to $586.6 million as of March 31, 2013.
The table below sets forth orders and backlog by segment for the periods indicated (dollar amounts in thousands):

	Three Months Ended
	June 30, 2013	March 31, 2013
Orders
Energy & Chemicals	$77,892	$38,807
Distribution & Storage	222,053	132,774
BioMedical	69,746	72,002
Total	$369,691	$243,583
Backlog
Energy & Chemicals	$322,827	$322,936
Distribution & Storage	310,459	231,141
BioMedical	30,727	32,512
Total	$664,013	$586,589
E&C orders for the three months ended June 30, 2013 were $77.9 million compared to $38.8 million for the three months ended March 31, 2013, which included LNG liquefier and ethylene plant orders in the second quarter of 2013. E&C backlog totaled $322.8 million at June 30, 2013, compared to $322.9 million as of March 31, 2013. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter.
D&S orders for the three months ended June 30, 2013 were $222.1 million compared to $132.8 million for the three months ended March 31, 2013. D&S orders included a $45.0 million order from PetroChina in China in the second quarter of 2013. Excluding this order, second quarter 2013 D&S orders increased mainly due to strong demand in China and Europe partially offset by lower order volume in the U.S. D&S backlog totaled $310.5 million at June 30, 2013 compared to $231.1 million as of March 31, 2013.
BioMedical orders for the three months ended June 30, 2013 were $69.7 million compared to $72.0 million for the three months ended March 31, 2013. BioMedical orders were down due to continued weakness in the European market and the uncertainty related to implementation of Medicare competitive awards in the U.S. this year. BioMedical backlog at June 30, 2013 totaled $30.7 million compared to $32.5 million as of March 31, 2013.

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

•
potential dilution to existing holders of our common stock as a result of the conversion of our Convertible Notes, and the need to utilize our cash balances and/or credit facility to fund any cash settlement related to such conversions;

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
Interest Rate Risk: The Company's primary interest rate risk exposure results from the Senior Credit Facility's various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from June 30, 2013 rates, and assuming no changes in debt from the June 30, 2013 levels, our additional annual expense would be approximately $1.4 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposures are with the euro, the British pound, the Czech koruna, the Australian dollar, the Norwegian krone, and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At June 30, 2013, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.
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
As of June 30, 2013, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
In November 2012, Chart Energy & Chemicals Inc. (“CEC”), a subsidiary of the Company, filed a declaratory judgment action in the United States District Court for the Western District of Oklahoma (the “Federal Court”) seeking a judgment that certain claims for damages alleged by Enogex Holdings LLC, Enogex Gathering & Processing, LLC and affiliated companies with respect to a December 2010 fire at the Enogex natural gas processing plant in Cox City, Oklahoma were barred based on multiple defenses, including Oklahoma's statute of repose. This action was precipitated by the receipt of a letter from Enogex alleging that CEC was responsible for damages in excess of $75 million with respect to the fire as result of the alleged failure of CEC's equipment that was a component of the unit involved in the fire. Subsequent to the filing of CEC's declaratory judgment action, in December 2012, Enogex filed suit in the District Court of Tulsa County, State of Oklahoma (the “State Court”) against the Company, CEC and its predecessors, a former employee of a predecessor of CEC, as well as other entities and an individual not affiliated with the Company, formalizing the allegations and claims contained in the November demand letter. Each party filed one or more motions to dismiss the other's lawsuit. Enogex's motion to dismiss initially was denied by the Federal Court in February 2013, but Enogex moved for rehearing on its motion to dismiss, which the Federal Court granted on May 17, 2013 based on a lack of jurisdictional diversity. The Company's and CEC's motions to dismiss were denied by the State Court on April 10, 2013. Accordingly, litigation continues in the State Court, and Enogex has estimated its damages in that case to exceed $135 million, including investigation and repair costs and business losses, some of which may be offset by Enogex's saved costs and mitigation efforts. The Company continues to believe that the allegations against the Company, CEC and their affiliates lack merit. The Company believes that it, CEC and their affiliates have strong factual and legal defenses to Enogex's claims and intends to vigorously assert such defenses. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable. Furthermore, the Company believes that its existing product liability insurance is adequate for potential losses associated with these claims. While the Company cannot predict with certainty the ultimate result of these proceedings, the Company does not believe that the final outcome of these proceedings will have a material adverse affect on the Company's financial position, results of operations, or cash flows.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	None.

b.)	None.

c.)
During the second quarter of 2013, 271 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $24,000. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended June 30, 2013.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2013	107	$77.82	—	$—
May 1 – 31, 2013	164	97.85	—	—
June 1 – 30, 2013	—	—	—	—
Total	271	$89.94	—	$—

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (x)

32.1	Section 1350 Certification of Chief Executive Officer (xx)

32.2	Section 1350 Certification of Chief Financial Officer (xx)

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Chart Industries, Inc.
(Registrant)

Date:	July 30, 2013	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)