Form 10-Q
period 2013-09-30
CHART INDUSTRIES INC
filed 2013-10-31
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
At October 30, 2013, there were 30,376,338 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$151,828	$141,498
Accounts receivable, less allowances of $5,364 and $4,080	213,786	150,296
Inventories, net	210,984	196,501
Unbilled contract revenue	40,223	25,302
Prepaid expenses	15,964	11,560
Deferred income taxes	14,595	15,282
Other current assets	17,721	15,985
Total Current Assets	665,101	556,424
Property, plant and equipment, net	206,541	169,776
Goodwill	399,099	398,941
Identifiable intangible assets, net	176,596	189,463
Other assets	13,907	13,237
TOTAL ASSETS	$1,461,244	$1,327,841
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$97,496	$100,528
Customer advances and billings in excess of contract revenue	106,365	89,081
Accrued salaries, wages and benefits	37,302	30,815
Current portion of warranty reserve	20,773	19,131
Short-term debt	36,816	—
Current convertible notes	190,900	—
Current portion of long-term debt	3,750	3,750
Other current liabilities	27,986	30,470
Total Current Liabilities	521,388	273,775
Long-term debt	65,625	252,021
Long-term deferred tax liabilities	50,482	46,285
Long-term portion of warranty reserve	15,297	25,355
Accrued pension liabilities	18,248	19,327
Other long-term liabilities	9,771	11,295
Total Liabilities	680,811	628,058

Convertible notes conversion feature	59,100	—
Equity
Common stock, par value $.01 per share – 150,000,000 shares authorized, 30,375,870 and 30,041,584 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	304	300
Additional paid-in capital	305,019	348,526
Retained earnings	405,991	346,011
Accumulated other comprehensive income	5,482	1,641
Total Chart Industries, Inc. Shareholders’ Equity	716,796	696,478
Noncontrolling interests	4,537	3,305
Total Equity	721,333	699,783
TOTAL LIABILITIES AND EQUITY	$1,461,244	$1,327,841
The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$301,757	$254,249	$873,671	$710,294
Cost of sales	213,112	176,237	615,770	490,596
Gross profit	88,645	78,012	257,901	219,698
Selling, general and administrative expenses	47,934	42,170	147,043	117,522
Amortization expense	4,825	3,810	14,642	10,130
Impairment of intangible assets	—	—	—	3,070
Operating expenses	52,759	45,980	161,685	130,722
Operating income	35,886	32,032	96,216	88,976
Other expenses:
Interest expense, net	4,143	4,006	12,111	11,657
Financing costs amortization	326	326	979	1,203
Foreign currency (gain) loss	(393)	461	44	1,879
Other expenses, net	4,076	4,793	13,134	14,739
Income before income taxes	31,810	27,239	83,082	74,237
Income tax expense	6,963	8,354	21,524	23,064
Net income	24,847	18,885	61,558	51,173
Noncontrolling interests, net of taxes	402	369	1,578	638
Net income attributable to Chart Industries, Inc.	$24,445	$18,516	$59,980	$50,535
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.81	$0.62	$1.99	$1.70
Diluted	$0.74	$0.61	$1.90	$1.68
Weighted-average number of common shares outstanding:
Basic	30,275	29,839	30,181	29,743
Diluted	32,851	30,243	31,614	30,168

Comprehensive income, net of taxes	$29,420	$21,445	$65,454	$52,540
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	433	386	1,633	641
Comprehensive income attributable to Chart Industries, Inc., net of taxes	$28,987	$21,059	$63,821	$51,899

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$61,558	$51,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,243	22,771
Interest accretion of convertible notes discount	7,317	6,764
Employee share-based compensation expense	6,782	5,711
Financing costs amortization	979	1,203
Unrealized foreign currency transaction (gain) loss	(51)	3,095
Impairment of intangible assets	—	3,070
Reversal of contingent consideration liability	—	(4,620)
Other non-cash operating activities	4,049	(609)
Changes in asset and liabilities, net of acquisitions:
Accounts receivable	(60,051)	(28,417)
Inventory	(12,071)	(22,594)
Unbilled contract revenues and other assets	(16,424)	(3,882)
Accounts payable and other liabilities	(17,952)	(18,134)
Customer advances and billings in excess of contract revenue	15,054	(1,058)
Net Cash Provided by Operating Activities	19,433	14,473
INVESTING ACTIVITIES
Capital expenditures	(50,809)	(28,951)
Proceeds from sale of assets	64	2,040
Other investing activities	—	(359)
Acquisition of businesses, net of cash acquired	(2,965)	(182,450)
Net Cash Used In Investing Activities	(53,710)	(209,720)
FINANCING ACTIVITIES
Proceeds from long-term debt	—	21,375
Borrowings on revolving credit facilities	173,550	18,387
Repayments on revolving credit facilities	(136,782)	—
Principal payments on long-term debt	(2,813)	(3,500)
Payment of deferred financing costs	—	(1,445)
Proceeds from exercise of stock options	5,285	3,324
Excess tax benefit from share-based compensation	5,495	7,934
Payment of contingent consideration	—	(1,300)
Common stock repurchases	(1,979)	(4,537)
Dividend distribution to noncontrolling interest	(1,369)	—
Net Cash Provided By Financing Activities	41,387	40,238
Effect of exchange rate changes on cash	3,220	3,923
Net increase (decrease) in cash and cash equivalents	10,330	(151,086)
Cash and cash equivalents at beginning of period	141,498	256,861
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$151,828	$105,775
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2013
(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (the “Company,” “Chart” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Reclassifications: Certain reclassifications have been made to the 2012 condensed consolidated statement of income and comprehensive income in order to conform to the 2013 presentation.
Derivative Instruments: The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency risk that exists as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument. The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the U.S. dollar, the euro, the Japanese yen, the Czech koruna, the Australian dollar, the Norwegian krone, the Canadian dollar and the Chinese yuan. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Foreign currency forward contracts are measured at fair value and recorded on the condensed consolidated balance sheets as other current liabilities or assets. Changes in their fair value are recorded in the condensed consolidated statements of income and comprehensive income as foreign currency gains or losses. The Company's foreign currency forward contracts are not exchange traded instruments and, accordingly, the valuation is performed using Level 2 inputs as defined in Note C. Gains or losses on settled or expired contracts are recorded in the condensed consolidated statements of income and comprehensive income as foreign currency gains or losses. The Company recorded net losses of $2,558 and $1,939 for the three and nine months ended September 30, 2013, respectively, and net losses of $1,068 and $1,619 for the three and nine months ended September 30, 2012, respectively, related to derivative instruments.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE B — Business Combinations
Xinye Acquisition
On June 8, 2013, Chart Asia Investment Company Limited (“Chart Asia”), a wholly-owned subsidiary of the Company, acquired 80% of the shares of Nanjing Xinye Electric Engineering Co., Ltd. (“Xinye”) for an aggregate cash purchase price of 18.3 million Chinese yuan (equivalent to $2,965), net of cash acquired. The remaining 20% will be retained by one of the original shareholders. Xinye, located in Nanjing, Jiangsu Province, China, designs, manufactures and sells control systems and dispensers for the liquefied natural gas, compressed natural gas, and industrial gas industries. It also engages in the design and production of integrated circuit card systems and remote monitoring systems for natural gas mobile equipment. Xinye provides the Company localized dispensing and control technology and increases its penetration into the high growth natural gas markets in the Asian region. Xinye's results are included in the Company's Distribution & Storage business segment. The Company is in the process of finalizing certain analyses; thus, the provisional measurements of the net assets acquired and goodwill are subject to change.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

AirSep provides warranties on certain of its products, generally for periods of five years or less. The warranty reserve is calculated considering historical warranty experience (general portion of the reserve) and specifically identified warranty issues (specific portion of the reserve). To calculate the general reserve, actual warranty claims are used to calculate an average experience rate to be applied against sales. This experience rate is used to record an estimated accrual at the time of the sale. The accrual is reviewed and adjusted periodically to reflect current information including costs to repair or replace the units. The Company reviews other factors to determine if there are any specific factors which could change the reserve. AirSep has experienced a significant number of warranty claims in one of its product lines. To calculate the specific reserve associated with this product line, the Company isolated the specific units which were being returned with identified warranty issues at significantly higher rates than normal. The entire population of these units was excluded from the general reserve and is considered in a specific reserve. The specific reserve considers the identified population, less units already returned, to estimate potential units that will be returned. Management then estimated the expected number of additional product returns based on historical returns experience for this product line. These expected future returns were multiplied by the estimated cost to replace the unit to establish a specific warranty reserve.
AirSep's identifiable intangible assets mainly include customer relationships and technology and are also comprised of product names, trademarks and trade names.
Incremental sales and operating income related to the AirSep acquisition were $14,174 and $20, respectively, in the three months ended September 30, 2013, the latter of which included $1,142 of intangible asset amortization expense and $522 in management retention expenses and severance costs.
Incremental sales and operating income related to the AirSep acquisition were $71,043 and $3,195, respectively, in the nine months ended September 30, 2013, the latter of which included $2,638 in cost of goods sold to amortize the remaining portion of the write-up of inventory to fair value, $4,570 of intangible asset amortization expense and $2,726 in management retention expenses and severance costs.
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
Potential payments may be paid between October 1, 2013 and March 31, 2016 based on the attainment of certain revenue targets. Based on achieving certain revenue targets, the remaining maximum potential payout related to total contingent consideration is $3,000.

BioMedical
Balance at December 31, 2012	$1,990
Increase in contingent consideration liabilities	216
Balance at September 30, 2013	$2,206
For the three and nine months ended September 30, 2013, total contingent consideration related to the BioMedical segment increased by $81 and $216, respectively.
The fair value of total contingent consideration for the three months ended September 30, 2012 increased by $88 which included net gains of $73 and $15 related to prior BioMedical and Distribution & Storage acquisitions, respectively. For the nine months ended September 30, 2012, total contingent consideration decreased by $5,077, which included a net decrease of $4,236 related to prior BioMedical segment acquisitions offset by an increase of $459 related to a prior Distribution & Storage segment acquisition. During the nine months ended September 30, 2012, there was also a $1,300 payment related to a prior Distribution & Storage acquisition.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2013
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
Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company's condensed consolidated balance sheets are as follows:

	September 30, 2013
	Total	Level 2	Level 3
Assets
Foreign currency forward contracts	$25	$25	$—
Total financial assets	$25	$25	$—

Liabilities
Foreign currency forward contracts	$1,323	$1,323	$—
Contingent consideration liabilities	2,206	—	2,206
Total financial liabilities	$3,529	$1,323	$2,206

	December 31, 2012
	Total	Level 2	Level 3
Assets
Foreign currency forward contracts	$31	$31	$—
Total financial assets	$31	$31	$—

Liabilities
Foreign currency forward contracts	$433	$433	$—
Contingent consideration liabilities	1,990	—	1,990
Total financial liabilities	$2,423	$433	$1,990
Refer to Note A for further information regarding derivative instruments and Note B for further information regarding contingent consideration liabilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE D — Inventories
Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	September 30, 2013	December 31, 2012
Raw materials and supplies	$86,324	$85,726
Work in process	42,031	40,945
Finished goods	82,629	69,830
Total inventories, net	$210,984	$196,501
The allowance for excess and obsolete inventory balance at September 30, 2013 and December 31, 2012 was $7,045 and $4,078, respectively.
NOTE E — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at December 31, 2012	$83,215	$158,789	$156,937	$398,941
Foreign currency translation adjustments and other	—	580	(1,301)	(721)
Goodwill acquired during the year	—	879	—	879
Balance at September 30, 2013	$83,215	$160,248	$155,636	$399,099
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill):

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	$43,081	$(11,185)	$45,078	$(11,286)
Patents	7,908	(5,217)	9,880	(6,664)
Product names	9,250	(4,063)	9,068	(2,712)
Customer relations	159,058	(70,167)	158,005	(59,668)
Total finite-lived intangible assets	$219,297	$(90,632)	$222,031	$(80,330)
Indefinite-lived intangible assets:
Trademarks and trade names	$47,931		$47,762
Total indefinite-lived intangible assets	$47,931		$47,762
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

Amortization expense for intangible assets subject to amortization was $4,825 and $14,642 for the three and nine months ended September 30, 2013, respectively, and $3,810 and $10,130 for the three and nine months ended September 30, 2012, respectively. The Company estimates amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2013	$19,200
2014	17,800
2015	16,200
2016	14,300
2017	13,400
NOTE F — Debt and Credit Arrangements
Convertible Notes
The outstanding aggregate principal amount of the Company's 2.0% Convertible Senior Subordinated Notes due 2018 (the “Convertible Notes”) is $250,000. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance was 7.9%.
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
In accordance with Accounting Standards Codification ("ASC") 815, contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the entity a choice of net-cash settlement in its own shares (physical settlement or net-share settlement). The Company concluded that the settlement terms of the convertible note hedge, capped call and warrant transactions permit net-share settlement. As such, the convertible note hedge, capped call and warrant transactions were recorded in equity.
Upon issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885, which was recorded as long-term debt, and an equity component of $79,115, which was recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represents the Company’s interest rate for similar debt instruments at that time without a

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

conversion feature and is being accreted to interest expense over the term of the Convertible Notes. At September 30, 2013 and December 31, 2012, the unamortized debt discount of the Convertible Notes was $59,100 and $66,417, respectively.
For the three months ended September 30, 2013 and 2012, interest expense for the Convertible Notes was $3,737 and $3,549, respectively, which included $2,487 and $2,299 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $1,250 of 2.00% cash interest for both periods. For the nine months ended September 30, 2013 and 2012, interest expense for the Convertible Notes was $11,067 and $10,514, respectively, which included $7,317 and $6,764 of non-cash interest accretion expense, respectively, and $3,750 of cash interest for both periods. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277, with $2,303 recorded as a reduction in additional paid-in-capital. This balance of $4,974 is being amortized over the term of the Convertible Notes. For the three months ended September 30, 2013 and 2012, total expense associated with the amortization of debt issuance costs was $178 for both periods. For the nine months ended September 30, 2013 and 2012, total expense associated with the amortization of debt issuance costs was $533 for both periods.
Prior to May 1, 2018, the Convertible Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2011 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price (currently $69.03) for the Convertible Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which, as determined following a request by a holder of Convertible Notes as provided in the bond indenture (the “Indenture”), the trading price per $1,000 principal amount of Convertible Notes for each trading day of such Measurement Period was less than 97% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate for the Convertible Notes on each such trading day; or (3) upon the occurrence of specified corporate events pursuant to the terms of the Indenture. On or after May 1, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders of the Convertible Notes may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. It is the Company’s intention to settle any excess conversion value in shares of the Company’s common stock. Since the Company's closing common stock price of $123.04 at the end of the period exceeded the conversion price of $69.03, the if-converted value exceeded the principal amount of the Convertible Notes by approximately $195,603 at September 30, 2013. As described above, the convertible note hedge and capped call transactions are expected to reduce the potential dilution with respect to the Company’s common stock upon conversion of the Convertible Notes.
The conversion rate on the Convertible Notes will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following the occurrence of a make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes prior to maturity. If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to purchase the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. For purposes of calculating earnings per share, if the market price of the Company's common stock exceeds the applicable conversion price, as was the case at September 30, 2013, shares contingently issuable under the Convertible Notes will have a dilutive effect with respect to the Company’s common stock.
As of October 1, 2013, the Convertible Notes were again convertible at the option of the shareholders. This conversion right, which will remain available until December 31, 2013, was triggered since the closing price of the Company's common stock was greater than or equal to $89.74 (130% of the conversion price of the Convertible Notes) for at least 20 trading days during the last 30 consecutive trading days ending on September 30, 2013. Since the Company would be required to pay cash and issue stock to holders if they elect to convert their Convertible Notes during the fourth fiscal quarter, the $190,900 long-term liability component of the Convertible Notes was classified as a current liability in the condensed consolidated balance sheet at September 30, 2013. In addition, a portion of the equity component of the Convertible Notes, calculated as the

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

difference between the $250,000 principal amount of the Convertible Notes and the $190,900 liability component of the Convertible Notes, was considered redeemable and, as such, $59,100 was classified as temporary equity in the condensed consolidated balance sheet at September 30, 2013. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any resultant cash settlement from either working capital, borrowings under its credit facility, or both. The Company will reassess the convertibility of the Convertible Notes and the related balance sheet classification on a quarterly basis. There have been no conversions as of the date of this filing.
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
The Company recorded $1,445 in deferred financing costs related to the Senior Credit Facility which are being amortized over the five-year term of the loan. For the three months ended September 30, 2013 and 2012, financing costs amortization associated with the Senior Credit Facility was $148 for both periods. For the nine months ended September 30, 2013 and 2012, financing costs amortization associated with the Senior Credit Facility was $446 and $670, respectively. The Senior Credit Facility also includes an expansion option permitting the Company to add up to an aggregate of $150,000 in term loans or revolving credit commitments from its existing and potential new lenders.
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
The Senior Credit Facility contains a number of customary covenants, including but not limited to restrictions on the Company's ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. Significant financial covenants for the Senior Credit Facility include a maximum net debt to EBITDA ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0, which are the same limits that applied under the Prior Credit Facility. At September 30, 2013, the Company was in compliance with all covenants.
At September 30, 2013, there was $69,375 outstanding under the Term Loan, $15,000 of borrowings outstanding under the Revolving Credit Facility (average interest rate of 2.48%), $18,548 in swingline loans outstanding under the Revolving Credit Facility (average interest rate of 4.50%), and $24,638 in letters of credit issued. At September 30, 2013, availability under the Revolving Credit Facility was $241,814. The obligations under the Senior Credit Facility are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the Senior Credit Facility) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd. (“CCESC”), a wholly-owned subsidiary of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China D&S Facilities”) which include a revolving line with 30.0 million Chinese yuan in

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

borrowing capacity jointly available to CCESC and CCDEC, a bonding/guarantee facility with up to 50.0 million Chinese yuan in borrowing capacity, and an overdraft facility with 10.0 million Chinese yuan in borrowing capacity. Any drawings made by CCESC and CCDEC under the China D&S Facilities are guaranteed by the Company.
CCDEC also maintains a facility with Bank of China with capacity of up to 20.0 million Chinese yuan. At September 30, 2013, there was 20.0 million Chinese yuan (equivalent to $3,268) outstanding under this facility, bearing interest at 6.6%. The facility matures on March 19, 2014.
As of September 30, 2013, CCESC and CCDEC had $2,225 and $1,673 in bank guarantees, respectively.
Foreign Facilities – Ferox
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 175.0 million Czech koruna. Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. Neither of the facilities allows revolving credit borrowings, including overdraft protection. Under the first facility, Ferox must pay letter of credit and guarantee fees equal to: (i) 0.70% p.a. on the face amount of each guarantee or letter of credit for maturities of up to 1 year, (ii) 0.80% p.a. for maturities between 1 and 3 years, and (iii) 1.20% p.a. for maturities between 3 and 5 years. Under the second facility, Ferox must pay letter of credit and guarantee fees equal to 0.70% p.a. on the face amount of each guarantee or letter of credit. Ferox is not required to pay a commitment fee to the lender under the second facility. Ferox’s land, buildings and accounts receivable secure the credit facilities. As of September 30, 2013, there were bank guarantees of $3,210 supported by the Ferox credit facilities.
Fair Value Disclosures
The fair value of the term loan portion of the Company’s Senior Credit Facility was estimated based on the present value of the underlying cash flows discounted using market interest rates. Under this method, the fair value of the Company’s Term Loan approximated its carrying amount as of September 30, 2013 and December 31, 2012. The Company’s Term Loan was valued using observable inputs and, accordingly, the valuation is performed using Level 2 inputs as defined in Note C.
The fair value of the Convertible Notes was valued at approximately 188% of its par value as of September 30, 2013 and approximately 124% of its par value as of December 31, 2012. The Convertible Notes are actively quoted instruments and, accordingly, the valuation is performed using Level 1 inputs as defined in Note C.
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

Balance at December 31, 2012	$44,486
Warranty expense	11,936
Warranty usage	(20,352)
Balance at September 30, 2013	$36,070

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE H — Equity
Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance at June 30, 2013	$13,080	$(12,140)	$940
Other comprehensive income	4,328	—	4,328
Actuarial losses reclassified from accumulated other comprehensive income, net of income taxes of $123 (1)	—	214	214
Net current-period other comprehensive income, net of taxes	4,328	214	4,542
Balance at September 30, 2013	$17,408	$(11,926)	$5,482

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance at June 30, 2012	$10,969	$(9,155)	$1,814
Other comprehensive income	2,299	—	2,299
Actuarial losses reclassified from accumulated other comprehensive income (1)	—	244	244
Net current-period other comprehensive income, net of taxes	2,299	244	2,543
Balance at September 30, 2012	$13,268	$(8,911)	$4,357

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance at December 31, 2012	$14,207	$(12,566)	$1,641
Other comprehensive income	3,201	—	3,201
Actuarial losses reclassified from accumulated other comprehensive income, net of income taxes of $371 (2)	—	640	640
Net current-period other comprehensive income, net of taxes	3,201	640	3,841
Balance at September 30, 2013	$17,408	$(11,926)	$5,482

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance at December 31, 2011	$12,635	$(9,642)	$2,993
Other comprehensive income	633	—	633
Actuarial losses reclassified from accumulated other comprehensive income (2)	—	731	731
Net current-period other comprehensive income, net of taxes	633	731	1,364
Balance at September 30, 2012	$13,268	$(8,911)	$4,357
_______________

(1)
Amounts reclassified from accumulated other comprehensive income, net of taxes, were expensed and included in cost of sales ($133 and $103 for the three months ended September 30, 2013 and 2012, respectively) and selling, general and administrative expenses ($204 and $141 for the three months ended September 30, 2013 and 2012, respectively) on the condensed consolidated statements of income and comprehensive income.

(2)
Amounts reclassified from accumulated other comprehensive income, net of taxes, were expensed and included in cost of sales ($399 and $308 for the nine months ended September 30, 2013 and 2012, respectively) and selling, general and administrative expenses ($612 and $423 for the nine months ended September 30, 2013 and 2012, respectively) on the

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

condensed consolidated statements of income and comprehensive income. The components in accumulated other comprehensive income are included in the computation of net periodic pension expense as reported in Note I.
Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to Chart Industries, Inc.	$24,445	$18,516	$59,980	$50,535
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.81	$0.62	$1.99	$1.70
Diluted	$0.74	$0.61	$1.90	$1.68
Weighted average number of common shares outstanding — basic	30,275	29,839	30,181	29,743
Incremental shares issuable upon assumed conversion and exercise of share-based awards	354	391	352	412
Incremental shares issuable due to dilutive effect of the Convertible Notes	1,399	13	866	13
Incremental shares issuable due to dilutive effect of warrants	823	—	215	—
Weighted average number of common shares outstanding — diluted	32,851	30,243	31,614	30,168
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Share-based awards	—	103	6	97
Convertible note hedge and capped call transactions (1)	1,336	13	850	13
Warrants	—	3,368	—	3,368
(1) The convertible note hedge and capped call transactions offset any dilution upon actual conversion of the Convertible Notes up to a common stock price of $84.96. See Note F for further information.
NOTE I — Employee Benefit Plans
The Company has a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salary employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
The following table sets forth the components of net periodic pension expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest cost	$528	$552	$1,584	$1,656
Expected return on plan assets	(676)	(662)	(2,028)	(1,986)
Amortization of net loss	337	244	1,011	731
Total net periodic pension expense	$189	$134	$567	$401

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE J — Share-based Compensation
During the nine months ended September 30, 2013, the Company granted 82 stock options, 48 shares of restricted stock and restricted stock units, 19 performance units and 22 leveraged restricted share units. Non-employee directors received 4 stock awards with a fair value of $290. During the nine months ended September 30, 2013, participants in the Company's stock option plans exercised options to purchase 312 shares of the Company's common stock.
Stock options vest ratably over a four-year period. Restricted stock and restricted stock units generally vest ratably over a three-year period, and performance units and leveraged restricted share units vest at the end of a three-year performance period based on the achievement of certain performance and market conditions. During the nine months ended September 30, 2013, 82 restricted stock and restricted stock units vested while 2 restricted stock and restricted stock units were forfeited.
Share-based compensation expense was $1,707 and $6,782 for the three and nine months ended September 30, 2013, respectively, and $1,530 and $5,711 for the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, total share-based compensation of $12,480 is expected to be recognized over the weighted-average period of approximately 2.1 years assuming performance units are earned at their maximum payout potential.
NOTE K — Income Taxes
The effective tax rate of 21.9% and 25.9% for the three and nine months ended September 30, 2013, respectively, differs from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the U.S. federal statutory rate, the positive effect of the domestic production activities deduction and increased research and development credits. Additionally, strong operating performance in China facilitated the recognition of certain net operating losses and other deferred tax assets. The effective tax rate of 30.7% and 31.1% for the three and nine months ended September 30, 2012, respectively, differed from the U.S. federal statutory rate primarily due to the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the U.S. federal statutory rate and the positive effect of the domestic production activities deduction.
As of September 30, 2013, the Company has recorded a $641 liability for gross unrecognized tax benefits. This amount includes $296 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company's annual effective tax rate. During the third quarter of 2013, gross unrecognized tax benefits decreased $777 due to the lapse of the statute of limitations, $274 of which reduced the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2013, the Company had accrued approximately $70 for the payment of interest and penalties.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2013
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
Information for the Company’s reportable segments and its corporate function is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales
Energy & Chemicals	$79,986	$82,968	$239,563	$228,921
Distribution & Storage	152,895	117,752	428,784	336,278
BioMedical	68,876	53,529	205,324	145,095
Consolidated	$301,757	$254,249	$873,671	$710,294
Operating Income (Loss)
Energy & Chemicals	$14,493	$17,057	$42,226	$44,785
Distribution & Storage	22,337	19,948	65,019	54,447
BioMedical	9,970	7,051	25,475	25,498
Corporate	(10,914)	(12,024)	(36,504)	(35,754)
Consolidated	$35,886	$32,032	$96,216	$88,976

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2013
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE M — Contingencies
In November 2012, Chart Energy & Chemicals Inc. (“CEC”), a subsidiary of the Company, filed a declaratory judgment action in the United States District Court for the Western District of Oklahoma (the “Federal Court”) seeking a judgment that certain claims for damages alleged by Enogex Holdings LLC, Enogex Gathering & Processing, LLC and affiliated companies with respect to a December 2010 fire at the Enogex natural gas processing plant in Cox City, Oklahoma were barred based on multiple defenses, including Oklahoma's statute of repose. This action was precipitated by the receipt of a letter from Enogex alleging that CEC was responsible for damages in excess of $75,000 with respect to the fire as a result of the alleged failure of CEC's equipment that was a component of the unit involved in the fire. Subsequent to the filing of CEC's declaratory judgment action, in December 2012, Enogex filed suit in the District Court of Tulsa County, State of Oklahoma (the “State Court”) against the Company, CEC and its predecessors, a former employee of a predecessor of CEC, as well as other entities and an individual not affiliated with the Company, formalizing the allegations and claims contained in the November demand letter. Each party filed one or more motions to dismiss the other's lawsuit. Enogex's motion to dismiss initially was denied by the Federal Court in February 2013, but Enogex moved for rehearing on its motion to dismiss, which the Federal Court granted on May 17, 2013 based on a lack of jurisdictional diversity. The Company's and CEC's motions to dismiss were denied by the State Court on April 10, 2013. Accordingly, litigation continues in the State Court, and Enogex has asserted damages in excess of $135,000, including investigation and repair costs and business interruption losses, some of which may be offset by Enogex's saved costs and mitigation efforts. The Company continues to believe that the allegations against the Company, CEC and their affiliates lack merit. The Company believes that it, CEC and their affiliates have strong factual and legal defenses to Enogex's claims and intends to vigorously assert such defenses. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable. Furthermore, the Company believes that its existing product liability insurance is adequate for potential losses associated with these claims. While the Company cannot predict with certainty the ultimate result of these proceedings, the Company does not believe that the final outcome of these proceedings will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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
LNG and petrochemical opportunities continued to drive strong performance during the third quarter of 2013. Quarterly orders in our D&S segment in the third quarter of 2013, led by LNG growth in the U.S. and China, as well as the Stabilis LNG liquefaction plant order in our E&C segment, led to record backlog at September 30, 2013. Backlog as of September 30, 2013 increased to $743.4 million as compared to $664.0 million as of June 30, 2013. Sales for the nine months ended September 30, 2013 were $873.7 million compared to sales of $710.3 million for the nine months ended September 30, 2012, reflecting an increase of $163.4 million, or 23.0%. The sales increase reflected strong volume for LNG-related applications and the effect of the acquisition of AirSep Corporation (“AirSep”), which added incremental sales of $71.0 million during the nine months ended September 30, 2013. Gross profit for the nine months ended September 30, 2013 was $257.9 million, or 29.5% of sales, as compared to $219.7 million, or 30.9% of sales, for the nine months ended September 30, 2012. Higher volume across our D&S segment and the effect of the AirSep acquisition drove the gross profit increase. The decrease in the gross profit percentage was mainly the result of project mix and higher than anticipated costs on certain projects in the E&C segment and lower margin oxygen concentrators representing a larger share of product mix in the BioMedical segment following the AirSep acquisition. Operating income for the nine months ended September 30, 2013 was $96.2 million compared to $89.0 million for the nine months ended September 30, 2012.

The following table sets forth sales, gross profit, gross profit margin and operating income or loss for our operating segments for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales
Energy & Chemicals	$79,986	$82,968	$239,563	$228,921
Distribution & Storage	152,895	117,752	428,784	336,278
BioMedical	68,876	53,529	205,324	145,095
Consolidated	$301,757	$254,249	$873,671	$710,294
Gross Profit
Energy & Chemicals	$21,698	$24,255	$65,479	$69,264
Distribution & Storage	42,984	35,678	121,341	95,968
BioMedical	23,963	18,079	71,081	54,466
Consolidated	$88,645	$78,012	$257,901	$219,698
Gross Profit Margin
Energy & Chemicals	27.1%	29.2%	27.3%	30.3%
Distribution & Storage	28.1%	30.3%	28.3%	28.5%
BioMedical	34.8%	33.8%	34.6%	37.5%
Consolidated	29.4%	30.7%	29.5%	30.9%
SG&A Expenses
Energy & Chemicals	$6,388	$6,344	$20,798	$21,945
Distribution & Storage	19,336	14,465	52,551	37,823
BioMedical	11,296	9,337	37,190	22,000
Corporate	10,914	12,024	36,504	35,754
Consolidated	$47,934	$42,170	$147,043	$117,522
SG&A Expenses % of Sales
Energy & Chemicals	8.0%	7.6%	8.7%	9.6%
Distribution & Storage	12.6%	12.3%	12.3%	11.2%
BioMedical	16.4%	17.4%	18.1%	15.2%
Consolidated	15.9%	16.6%	16.8%	16.5%
Operating Income
Energy & Chemicals	$14,493	$17,057	$42,226	$44,785
Distribution & Storage	22,337	19,948	65,019	54,447
BioMedical	9,970	7,051	25,475	25,498
Corporate	(10,914)	(12,024)	(36,504)	(35,754)
Consolidated	$35,886	$32,032	$96,216	$88,976
Operating Margin
Energy & Chemicals	18.1%	20.6%	17.6%	19.6%
Distribution & Storage	14.6%	16.9%	15.2%	16.2%
BioMedical	14.5%	13.2%	12.4%	17.6%
Consolidated	11.9%	12.6%	11.0%	12.5%

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Sales
Sales for the three months ended September 30, 2013 were $301.8 million compared to $254.2 million for the three months ended September 30, 2012, reflecting an increase of $47.6 million, or 18.7%. Improved volume in the D&S business segment as well as the impact from the AirSep acquisition in the BioMedical segment drove the overall sales increase. E&C segment sales decreased by $3.0 million, or 3.6%, compared to the prior year quarter. This decrease in E&C segment sales was primarily due to customer schedule changes that negatively impacted the timing of progress toward completion of large base-load LNG projects and a decrease in air cooled heat exchanger sales due to continued weakness in the gas compression market. This decrease was partially offset by improved volume in our brazed aluminum heat exchanger product line. D&S segment sales increased by $35.2 million, or 29.8%, compared to the prior year quarter. The increase was led by growth in sales of LNG equipment, including sales of on-vehicle LNG fuel tanks globally, which ran at record levels in the third quarter of 2013. BioMedical segment sales increased by $15.4 million, or 28.7%, compared to the prior year quarter. Incremental sales related to the AirSep acquisition added $14.2 million to BioMedical segment sales during the quarter, and sales of commercial oxygen generation systems increased by $4.2 million. The sales gains were partially offset by a $3.0 million decrease primarily in respiratory sales resulting from the continued weakness in the European market and a slower than anticipated roll-out of awards made under the Medicare competitive bidding process in the U.S. this year.
Gross Profit and Margin
Gross profit for the three months ended September 30, 2013 was $88.6 million, or 29.4% of sales, versus $78.0 million, or 30.7% of sales, for the three months ended September 30, 2012, which reflected an increase of $10.6 million, while the related margin decreased by 1.3 percentage points. E&C segment gross profit decreased by $2.6 million and the related margin decreased by 2.1 percentage points. The decrease in gross profit and the related margin percentage for the E&C segment was primarily in process systems due to large base-load LNG projects being completed at overall lower margins as well as higher than anticipated costs on certain projects in the quarter. This decrease in E&C segment gross profit was partially offset by improved margins in the brazed aluminum heat exchanger and air cooled heat exchangers businesses. Gross profit for the D&S segment increased by $7.3 million while margin decreased by 2.2 percentage points. The increase in gross profit and decrease in the related margin was mainly due to higher volume in LNG applications from our China operations partially offset by lower volume in the U.S. BioMedical gross profit increased by $5.9 million as margin increased by 1.0 percentage point during the three months ended September 30, 2013 as compared to the prior year quarter. Incremental gross profit related to the AirSep acquisition added $3.8 million to the overall BioMedical segment gross profit while respiratory and commercial oxygen generation systems margins improved due to favorable volume and improved conversion costs. Lower AirSep acquisition-related costs also contributed to the improved margin.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended September 30, 2013 were $47.9 million, or 15.9% of sales, compared to $42.2 million, or 16.6% of sales, for the three months ended September 30, 2012. This $5.7 million increase was primarily due to the AirSep acquisition and employee-related costs as the Company continues to pursue LNG-related growth opportunities. SG&A expenses for the E&C segment remained relatively constant compared to the prior year quarter. D&S segment SG&A expenses increased by $4.9 million compared to the prior year quarter due to increases in employee-related costs and sales commissions to support the rapidly growing LNG business, especially in China. SG&A expenses for the BioMedical segment increased by $1.9 million compared to the prior year quarter mainly due to the AirSep acquisition, which incrementally added $2.6 million in SG&A expenses during the quarter. Corporate SG&A expenses decreased by $1.1 million compared to the prior year quarter primarily due to a decrease in costs for professional services, such as consulting and acquisition expenses.
Amortization Expense
Amortization expense for the three months ended September 30, 2013 was $4.8 million, or 1.6% of sales, and $3.8 million, or 1.5% of sales, for the three months ended September 30, 2012. The AirSep acquisition incrementally added $1.1 million of amortization expense in the current year.
Operating Income
As a result of the foregoing, operating income for the three months ended September 30, 2013 was $35.9 million, or 11.9% of sales, an increase of $3.9 million compared to operating income of $32.0 million, or 12.6% of sales, for the same period in 2012.

Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended September 30, 2013 and 2012 was $4.1 million and $4.0 million, respectively. Interest expense for the three months ended September 30, 2013 included $1.3 million of 2.0% cash interest and $2.5 million of non-cash interest accretion expense related to the carrying value of the Company's 2.0% Convertible Senior Subordinated Notes due 2018 (the “Convertible Notes”). For the three months ended September 30, 2013 and 2012, financing costs amortization was $0.3 million for both periods.
Foreign Currency (Gain) Loss
For the three months ended September 30, 2013 and 2012, the Company recognized foreign currency gains of $0.4 million and foreign currency losses of $0.5 million, respectively. Losses decreased by $0.9 million during the three months ended September 30, 2013 due to exchange rate volatility, especially with respect to the euro, and settlements and mark-to market adjustments related to foreign currency forward contracts.
Income Tax Expense
Income tax expense of $7.0 million and $8.4 million for the three months ended September 30, 2013 and 2012, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 21.9% and 30.7%, respectively. The decrease in the effective tax rate was primarily due to an increase in research and development credits and the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the U.S. federal statutory rate.
Net Income
As a result of the foregoing, net income attributable to the Company for the three months ended September 30, 2013 and 2012 was $24.4 million and $18.5 million, respectively.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Sales
Sales for the nine months ended September 30, 2013 were $873.7 million compared to $710.3 million for the nine months ended September 30, 2012, reflecting an increase of $163.4 million, or 23.0%. Improved volume in the E&C and D&S business segments as well as the impact from the AirSep acquisition in the BioMedical segment drove the overall sales increase. E&C segment sales increased by $10.7 million, or 4.6%, compared to the prior year period. This increase in E&C segment sales was primarily due to improved volume in our brazed aluminum heat exchanger product line partially offset by customer schedule changes that negatively impacted the timing of progress toward completion of large base-load LNG projects, as well as a decrease in air cooled heat exchanger sales due to continued weakness in the gas compression market. D&S segment sales increased by $92.5 million, or 27.5%, compared to the prior year period. The increase was mainly attributable to higher volume of sales related to LNG applications, especially in China, and improved volume in other D&S segment product lines led by growth in sales of LNG equipment, including sales of on-vehicle LNG fuel tanks globally. BioMedical segment sales increased by $60.2 million, or 41.5%, compared to the prior year period. Incremental sales related to the AirSep acquisition added $71.0 million to BioMedical segment sales during the period. Excluding incremental AirSep sales, BioMedical segment sales finished $10.8 million below the prior year period performance mainly due to lower respiratory sales resulting from the continued weakness in the European market and a slower than anticipated roll-out of awards made under the Medicare competitive bidding process in the U.S. this year.
Gross Profit and Margin
Gross profit for the nine months ended September 30, 2013 was $257.9 million, or 29.5% of sales, versus $219.7 million, or 30.9% of sales, for the nine months ended September 30, 2012, which reflected an increase of $38.2 million, while the related margin decreased by 1.4 percentage points. E&C segment gross profit decreased by $3.8 million while the related margin decreased by 3.0 percentage points. The decrease in gross profit and the related margin percentage for the E&C segment was primarily in process systems due to large base-load LNG projects being completed at overall lower margins. This was partially offset by gross margin improvement in the brazed aluminum heat exchanger business due to greater volume. Gross profit for the D&S segment increased by $25.4 million while margin decreased slightly. The increase in gross profit was mainly due to higher volume in LNG applications from our China operations. BioMedical segment gross profit increased by $16.6 million as margin decreased by 2.9 percentage points compared to the prior year period. The increase in gross profit was primarily due to higher volume contributed by AirSep, partially offset by $2.6 million to amortize the remaining portion of the write-up of AirSep's inventory to fair value. The decrease in the related margin percentage was mainly attributable to lower margin oxygen concentrators representing a larger share of product mix following the AirSep acquisition.
SG&A Expenses
SG&A expenses for the nine months ended September 30, 2013 were $147.0 million, or 16.8% of sales, compared to $117.5 million, or 16.5% of sales, for the nine months ended September 30, 2012. This $29.5 million increase was primarily due to the AirSep acquisition, commissions due to higher sales levels, and employee-related costs as the Company pursues LNG-related growth opportunities. SG&A expenses for the E&C segment decreased by $1.2 million compared to the prior year period mainly due to lower expenses related to professional services. D&S segment SG&A expenses increased by $14.7 million compared to the prior year period due to increases in employee-related costs and sales commissions to support the rapidly growing LNG business, especially in China. SG&A expenses for the BioMedical segment increased by $15.2 million compared to the prior year period mainly due to the AirSep acquisition, which incrementally added $11.7 million in SG&A expenses during the period, including $2.7 million in management retention expenses and severance costs. Additionally, the second quarter of 2012 included a favorable acquisition-related contingent consideration fair value adjustment of $4.6 million. These SG&A increases were partially offset by a decrease in costs for professional services. Corporate SG&A expenses increased by $0.8 million compared to the prior year period primarily due to higher employee-related costs partially offset by a decrease in costs for professional services, such as consulting and acquisition expenses.
Amortization Expense
Amortization expense for the nine months ended September 30, 2013 was $14.6 million, or 1.7% of sales compared to $10.1 million, or 1.4% of sales, for the nine months ended September 30, 2012. The AirSep acquisition incrementally added $4.6 million of amortization expense during the nine months ended September 30, 2013.

Impairment of Intangible Assets
During the nine months ended September 30, 2012, the Company tested in-process research and development (“IPR&D”) intangible assets for impairment using a valuation method based on the present value of the prospective net cash flow attributable to the intangible assets and recorded an impairment charge of $3.1 million resulting in their carrying amounts being reduced, and thus equal, to their estimated fair value which was zero as of the end of the period. The decrease in the fair value of the IPR&D intangible assets was primarily caused by higher forecasted costs and project delays.
Operating Income
As a result of the foregoing, operating income for the nine months ended September 30, 2013 was $96.2 million, or 11.0% of sales, an increase of $7.2 million compared to operating income of $89.0 million, or 12.5% of sales, for the same period in 2012.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the nine months ended September 30, 2013 and 2012 was $12.1 million and $11.7 million, respectively. Interest expense for the nine months ended September 30, 2013 included $3.8 million of 2.0% cash interest and $7.3 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. Financing costs amortization was $1.0 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease compared to the prior year period was mainly due to a $0.2 million write-off of deferred financing fees in April 2012 as a result of the Company amending its credit facility.
Foreign Currency (Gain) Loss
For the nine months ended September 30, 2013 and 2012, foreign currency losses were $0.04 million and $1.9 million, respectively. Losses decreased by $1.8 million during the nine months ended September 30, 2013 due to exchange rate volatility, especially with respect to the euro and Chinese yuan, and settlements and mark-to market adjustments related to foreign currency forward contracts.
Income Tax Expense
Income tax expense of $21.5 million and $23.1 million for the nine months ended September 30, 2013 and 2012, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 25.9% and 31.1%, respectively. The decrease in the effective tax rate was primarily due to the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the U.S. federal statutory rate, the positive effect of the domestic production activities deduction and increased research and development credits. Strong operating performance in China facilitated the recognition of certain net operating losses and other deferred tax assets.
Net Income
As a result of the foregoing, net income attributable to the Company for the nine months ended September 30, 2013 and 2012 was $60.0 million and $50.5 million, respectively.

Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company's Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is the Company's intention to settle any excess conversion value in shares of the Company's common stock. However, the Company may elect to settle, at its discretion, any such excess value in cash, shares of the Company's common stock or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of the Company's common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share. The Convertible Notes are currently eligible for conversion at the option of the holder from October 1, 2013 until December 31, 2013. There have been no conversions as of the date of this filing. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from working capital and borrowings under the Senior Credit Facility (as described below).
Senior Credit Facility: The Company entered into an amended and restated credit facility on April 25, 2012, which replaced the prior senior secured credit facility (“Prior Credit Facility”) with a five-year $375.0 million senior secured credit facility (“Senior Credit Facility”), which consists of a $75.0 million term loan (the “Term Loan”) and a $300.0 million revolving credit facility (the “Revolving Credit Facility”), and the maturity date was extended two years until April 25, 2017. The Senior Credit Facility also includes an expansion option permitting the Company to add up to an aggregate $150.0 million in term loans or revolving credit commitments from its existing and potential new lenders. Under the terms of the Senior Credit Facility, 5% of the $75.0 million Term Loan is payable annually in quarterly installments over the first three years, 10% is payable annually in quarterly installments over the final two years, and the remaining balance is due on April 25, 2017. Significant financial covenants for the Senior Credit Facility include a maximum net debt to EBITDA ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0, which are the same limits that applied under the Prior Credit Facility. At September 30, 2013, there was $69.4 million in borrowings outstanding under the Term Loan and $33.6 million in borrowings outstanding under the Revolving Credit Facility. The Company also had $24.6 million in letters of credit and bank guarantees supported by the Revolving Credit Facility, which had availability of $241.8 million at September 30, 2013. The Company was in compliance with all covenants, including its financial covenants, at September 30, 2013.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Co., Ltd. (“CCESC”), a wholly-owned subsidiary of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company maintain joint banking facilities (the “China D&S Facilities”) which include a revolving line with 30.0 million Chinese yuan in borrowing capacity jointly available to CCESC and CCDEC, a bonding/guarantee facility with up to 50.0 million Chinese yuan in borrowing capacity, and an overdraft facility with 10.0 million Chinese yuan in borrowing capacity. Any drawings made by CCESC and CCDEC under the China D&S Facilities are guaranteed by the Company. CCDEC also maintains a facility with Bank of China with capacity of up to 20.0 million Chinese yuan. At September 30, 2013, there was 20.0 million Chinese yuan outstanding under this facility, bearing interest at 6.6%. The facility matures on March 19, 2014. As of September 30, 2013, CCESC and CCDEC had $2.2 million and $1.7 million in bank guarantees, respectively.
Foreign Facilities – Ferox: Chart Ferox, a.s. (“Ferox”), our wholly-owned subsidiary that operates in the Czech Republic, maintains two secured revolving credit facilities with capacity of up to 175.0 million Czech korunas. Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. At September 30, 2013, there were $3.2 million of bank guarantees supported by such facilities.
Our debt and related covenants are further described in the Debt and Credit Arrangements note (Note F) to our condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $151.8 million at September 30, 2013, an increase of $10.3 million from the balance at December 31, 2012. Our foreign subsidiaries held cash of approximately $146.3 million and $115.5 million at September 30, 2013 and December 31, 2012, respectively, to meet their liquidity needs. No material restrictions exist in accessing cash held by our foreign subsidiaries and we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. We believe that our existing cash and cash equivalents, funds available under our debt facilities and cash provided by operations will be sufficient to finance our normal working capital needs, acquisition obligations, and investments in properties, facilities and equipment for the foreseeable future.
Cash provided by operating activities was $19.4 million and $14.5 million for the nine months ended September 30, 2013 and 2012, respectively. The increase of $5.0 million in cash provided by operations was primarily due to an increase in net income partially offset by greater investments in working capital during the period.
Cash used in investing activities was $53.7 million and $209.7 million for the nine months ended September 30, 2013 and 2012, respectively. Capital expenditures were $50.8 million in 2013 versus $29.0 million in 2012. The nine months ended September 30, 2012 also included an investment of $182.5 million for the AirSep acquisition, which primarily accounted for the decrease in cash used in investing activities in 2013. Major capital expenditures for the nine months ended September 30, 2013 included capacity expansion projects in D&S and E&C in response to continued growth in the energy industry. Also, during the nine months ended September 30, 2013, the Company used $3.0 million in cash (net) to fund the acquisition of 80% of the shares of Nanjing Xinye Electric Engineering Co., Ltd.
Cash provided by financing activities for the nine months ended September 30, 2013 and 2012 was $41.4 million and $40.2 million, respectively. During the nine months ended September 30, 2013, the Company made $2.8 million in scheduled quarterly principal payments on the term loan portion of the Senior Credit Facility. Additionally, the Company borrowed $173.6 million and repaid $136.8 million from its Revolving Credit Facility and foreign facilities. Excess tax benefits from share-based compensation were $5.5 million. The Company received $5.3 million in proceeds for stock option exercises which were offset by $2.0 million for the purchase of common stock which was surrendered to cover tax withholding elections. Finally, the company paid a $1.4 million distribution to one of its noncontrolling interests.
Cash Requirements
The Company does not anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2013. Management anticipates the Company will be able to satisfy cash requirements for its ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We expect capital expenditures for the remaining three months of 2013 to be in the range of $35.0 to $38.0 million, largely related to the expansion of the brazed aluminum heat exchanger facility in La Crosse, Wisconsin. In addition, the Company expects to use approximately $16.0 million during the next nine months to expand its business lines and production capabilities for E&C segment products in China.
For the remaining three months of 2013, the Company is forecasting to use approximately $0.5 million for scheduled interest payments under the Senior Credit Facility. We are also required to make a quarterly principal payment of approximately $0.9 million for the remaining three months of 2013 under the Senior Credit Facility. In addition, our forecasts for the remaining three months of 2013 contemplate the use of approximately $15.0 to $17.0 million of cash to pay U.S. and foreign income taxes.

Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or penalties. Our backlog as of September 30, 2013 was $743.4 million compared to $664.0 million as of June 30, 2013.
The table below sets forth orders and backlog by segment for the periods indicated (dollar amounts in thousands):

	Three Months Ended
	September 30, 2013	June 30, 2013
Orders
Energy & Chemicals	$93,083	$77,892
Distribution & Storage	218,990	222,053
BioMedical	58,050	69,746
Total	$370,123	$369,691
Backlog
Energy & Chemicals	$336,154	$322,827
Distribution & Storage	380,266	310,459
BioMedical	27,015	30,727
Total	$743,435	$664,013
E&C orders for the three months ended September 30, 2013 were $93.1 million compared to $77.9 million for the three months ended June 30, 2013, including a previously disclosed large order from Stabilis for an LNG liquefaction plant during the third quarter of 2013. E&C backlog totaled $336.2 million at September 30, 2013, compared to $322.8 million as of June 30, 2013. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter.
D&S orders for the three months ended September 30, 2013 were $219.0 million compared to $222.1 million for the three months ended June 30, 2013. Strong demand for LNG related equipment continues to drive the business including LNG fuel stations and vehicle tanks. D&S backlog totaled $380.3 million at September 30, 2013 compared to $310.5 million as of June 30, 2013.
BioMedical orders for the three months ended September 30, 2013 were $58.1 million compared to $69.7 million for the three months ended June 30, 2013. BioMedical orders were down due to continued weakness in the European market and a slower than anticipated roll-out of awards made under the Medicare competitive bidding process in the U.S. this year. BioMedical backlog at September 30, 2013 totaled $27.0 million compared to $30.7 million as of June 30, 2013.

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
Forward-Looking Statements
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A– “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the loss of, or a significant reduction or delay in purchases by, our largest customers;

•	the fluctuations in energy prices;

•	the potential for negative developments in the natural gas industry related to hydraulic fracturing;

•	governmental energy policies could change, or expected changes could fail to materialize;

•	competition in our markets;

•	economic downturns and deteriorating financial conditions;

•	our ability to manage our fixed-price contract exposure;

•	our ability to successfully manage our planned operational expansions;

•	our reliance on the availability of key supplies and services;

•	degradation of our backlog as a result of modification or termination of orders;

•	changes in government health care regulations and reimbursement policies;

•	general economic, political, business and market risks associated with our global operations including instability in North Africa and the Middle East;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	the loss of key employees;

•	litigation and disputes involving us, including the extent of product liability, warranty, contract, employment, intellectual property and environmental claims asserted against us;

•	our warranty reserves may not adequately cover our warranty obligations;

•	fluctuations in foreign currency exchange rates and interest rates;

•	financial distress of third parties;

•	United States Food and Drug Administration and comparable foreign regulation of our products;

•	the pricing and availability of raw materials;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	the impairment of our goodwill or other intangible assets;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	our ability to protect our intellectual property and know-how;

•	claims that our products or processes infringe intellectual property rights of others;

•	technological security threats and our reliance on information systems;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	additional liabilities related to taxes;

•	our ability to continue our technical innovation in our product lines;

•	the underfunded status of our pension plans;

•	increased government regulation;

•	disruptions in our operations due to severe weather;

•	potential violations of the Foreign Corrupt Practices Act;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	risks associated with our indebtedness, leverage, debt service and liquidity;

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
Interest Rate Risk: The Company's primary interest rate risk exposure results from the Senior Credit Facility's various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from September 30, 2013 rates, and assuming no changes in debt from the September 30, 2013 levels, our additional annual expense would be approximately $1.4 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposures are with the U.S. dollar, the euro, the Japanese yen, the Czech koruna, the Australian dollar, the Norwegian krone, the Canadian dollar and the Chinese yuan. Monthly measurement, evaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At September 30, 2013, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.
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
As of September 30, 2013, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

c.)
During the third quarter of 2013, 657 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $76,000. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended September 30, 2013.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2013	115	$96.23	—	$—
August 1 – 31, 2013	542	119.92	—	—
September 1 – 30, 2013	—	—	—	—
Total	657	$115.77	—	$—

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (x)

32.1	Section 1350 Certification of Chief Executive Officer (xx)

32.2	Section 1350 Certification of Chief Financial Officer (xx)

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Chart Industries, Inc.
(Registrant)

Date:	October 31, 2013	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)