Form 10-K
period 2013-12-31
CHART INDUSTRIES INC
filed 2014-02-25
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of $94.09 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $2,821,977,295.
As of February 17, 2014, there were 30,401,573 outstanding shares of the Company’s common stock, par value $0.01 per share.
Documents Incorporated by Reference
Portions of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 22, 2014 (the “2014 Proxy Statement”).
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2013.

CHART INDUSTRIES, INC.

PART I

Item 1.	Business
THE COMPANY
Overview
Chart Industries, Inc., a Delaware corporation incorporated in 1992 (the “Company,” “Chart” or “we” and as used herein refers to Chart Industries, Inc. and our consolidated subsidiaries, unless the context indicates otherwise), is a leading independent global manufacturer of highly engineered equipment used throughout the global liquid gas supply chain for the production, storage and end-use of hydrocarbon and industrial gases, based on our sales and the estimated sales of our competitors. The largest portion of end-use applications for our products is energy-related, accounting for approximately 53% of sales and 52% of orders in 2013, and 73% of backlog at December 31, 2013. Our equipment and engineered systems are primarily used for low-temperature and cryogenic applications. We have developed an expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit). Our products include vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components.
Our primary customers are large, multinational producers and distributors of hydrocarbon and industrial gases and their suppliers. We sell our products and services to more than 2,000 customers worldwide. We have developed long-standing relationships with leading companies in the gas production, gas distribution, gas processing, liquefied natural gas or LNG, chemical and industrial gas industries, including Air Products, Praxair, Airgas, Air Liquide, The Linde Group or Linde, Bechtel Corporation, ExxonMobil, British Petroleum or BP, ConocoPhillips, PetroChina, The Shaw Group, Toyo, Samsung, UOP, Shell, and Energy World Corporation or EWC, some of whom have been purchasing our products for over 20 years.
We have attained this position by capitalizing on our low-cost global manufacturing footprint, technical expertise and know-how, broad product offering and reputation for quality, and by focusing on attractive, growing markets. We have an established sales and customer support presence across the globe and low cost manufacturing operations in the United States, Central Europe and China. For the years ended December 31, 2013, 2012 and 2011, we generated sales of $1,177.4 million, $1,014.2 million, and $794.6 million, respectively.
The following charts show the proportion of our revenues generated by each operating segment as well as our estimate of the proportion of revenue generated by end-user for the year ended December 31, 2013:

Segments and Products
We operate in three operating segments: (i) Energy & Chemicals or E&C, (ii) Distribution & Storage or D&S, and (iii) BioMedical. While each segment manufactures and markets different cryogenic and gas processing equipment and systems to distinct end-users, they all share a reliance on our heat transfer, low temperature storage and gas processing know-how and expertise. The E&C and D&S segments manufacture products used primarily in energy-related and general industrial applications, such as the separation, liquefaction, distribution and storage of hydrocarbon and industrial gases. Through our BioMedical segment, we supply cryogenic and other equipment used in the storage and distribution of biological materials and oxygen, used primarily in the medical, biological research and animal breeding industries. Further information about these segments is located in Note 19 of the notes to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Energy & Chemicals Segment
Our principal products within the E&C segment, which accounted for 27% of sales for the year ended December 31, 2013, are focused on engineered equipment and systems for the energy and chemicals markets, primarily heat exchangers, Core-in-Kettle® units, cold boxes, and process systems including LNG liquefiers. These products are used by major natural gas, petrochemical processing and industrial gas companies in the production of their products. Our products in the E&C segment include the following:
Heat Exchangers and Core-in-Kettles®
We are a leading designer and manufacturer of cryogenic brazed aluminum and air cooled heat exchangers. Brazed aluminum heat exchangers accounted for 14.4%, 14.4% and 11.6% of consolidated sales for the years ended December 31, 2013, 2012 and 2011, respectively. Using technology pioneered by us, our brazed aluminum heat exchangers are incorporated into assemblies and cold boxes to facilitate the progressive cooling and liquefaction of air or hydrocarbon mixtures for the subsequent recovery or purification of component gases. In hydrocarbon processing industries, our brazed aluminum heat exchangers allow producers to obtain purified hydrocarbon by-products, such as methane, ethane, propane and ethylene, which are commercially marketable for various industrial or residential uses. In the industrial gas market, our brazed aluminum heat exchangers are used to produce high purity atmospheric gases, such as oxygen, nitrogen and argon, which have diverse industrial applications.
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
Our heat exchanger demand is primarily driven by activity in the LNG and natural gas segments of the hydrocarbon processing market, as well as the global industrial gas market. Other key global drivers involve developing Gas to Liquids, or GTL, clean coal processes including Coal to Liquids, or CTL, and Integrated Gasification Combined Cycle, or IGCC, power projects. In the future, management believes that continuing efforts by petroleum producing countries to better utilize stranded natural gas and previously flared gases, as well as efforts to broaden their industrial base, and the developing clean coal initiatives globally, present a promising source of demand for our heat exchangers and cold box systems. In addition, demand for heat exchangers and cold boxes in developed countries is expected to continue as firms upgrade their facilities for greater efficiency and regulatory compliance. We believe demand for our heat exchangers has also increased as a result of the natural gas being extracted from the U.S. shale fields.
Our principal competitors for brazed aluminum heat exchangers include several European and Asian manufacturers, and we face competition from a variety of competitors for air cooled heat exchangers. Management believes we are the only producer of large brazed aluminum heat exchangers in the United States and that we are a leader in the global cryogenic heat exchanger industry. Major customers for our heat exchangers include large companies in the industrial gas and hydrocarbon processing industries, as well as engineering, procurement and construction (“EPC”) contractors.
Cold Boxes
We are a leading designer and fabricator of cold boxes. Cold boxes are highly engineered systems used to significantly reduce the temperature of gas mixtures to the point where component gases liquefy and can be separated and purified for further use in multiple industrial, scientific and commercial applications. In the hydrocarbon processing industry, our cold box systems are used in natural gas processing and in the petrochemical industry. In the industrial gas industry, cold box systems are used to separate air into its major atmospheric components, including nitrogen, oxygen and argon, where the gases are used in a diverse range of applications such as metal production and heat treating, enhanced oil and gas production, coal gasification, chemical and oil refining, the quick-freezing of food, wastewater treatment and industrial welding. The construction of a cold box system generally consists of one or more brazed aluminum heat exchangers and other equipment packaged in a “box” consisting of a structural metal frame encasing a complex system of piping, valves and instrumentation. Cold boxes, which are designed and fabricated to order, sell in the price range of $1.0 million to $20.0 million, with the majority of cold boxes priced between $1.0 million and $5.0 million. We have a number of competitors for fabrication of cold boxes, including a number of leading companies in the industrial gas and hydrocarbon processing industries and many smaller fabrication-only facilities around the world.
Process Systems
We are a leader in the design and manufacturing of highly engineered hydrocarbon process systems specifically for those markets requiring cryogenic processing technology. These “Concept-to-Reality” process systems incorporate many of Chart’s core products, including brazed aluminum heat exchangers, Core-in-Kettles®, cold boxes, vessels, pipe work and air cooled heat exchangers. These systems are used for global LNG projects, including potential projects in the United States and China for both domestic LNG production for diesel displacement and in the conversion of LNG import terminals to dual purpose import/export terminals, and also for use in global nitrogen rejection units (“NRU”) and propane dehydrogenation (“PDH”). These systems, which are custom engineered and manufactured to order, typically sell in the price range of $5.0 million to over $100.0 million, depending on the scope and complexity of the project, with the majority of the systems priced between $5.0 million and $25.0 million.
Our principal industry segments include natural gas processing, LNG, NRUs, ammonia purification, PDH, HYCO/hydrogen recovery, and Ryan-Holmes CO2 bulk removal technology for enhanced oil recovery and CO2 sequestration.
We have a number of competitors for our process systems including leading industrial gas companies and other smaller engineering, procurement and construction, or EPC, firms to whom we also act as a supplier of equipment including heat exchangers and cold boxes.
Distribution and Storage Segment
Through our D&S segment, which accounted for 50% of our sales for the year ended December 31, 2013, we are a leading supplier of cryogenic equipment to the global bulk and packaged industrial gas industry as well as for energy-related applications including the distribution and storage of LNG. Demand for the products supplied by this segment is driven primarily by the significant installed base of users of cryogenic liquids as well as new applications and distribution technologies for cryogenic liquids. Our products span the entire spectrum of industrial gas demand from small customers requiring cryogenic packaged gases to large users requiring custom engineered cryogenic storage systems. Our products in the D&S segment include the following:
Cryogenic Bulk Storage Systems
We are a leading supplier of cryogenic bulk storage systems (stationary tanks, trailers, and ISO tanks) of various sizes ranging from 500 gallons to 265,000 gallons. Cryogenic bulk storage systems accounted for 14.9%, 15.1% and 19.3% of consolidated sales for the years ended December 31, 2013, 2012 and 2011, respectively. Using sophisticated vacuum insulation systems placed between inner and outer vessels, these bulk storage systems are able to store and transport liquefied industrial gases and hydrocarbon gases at temperatures from 0° Fahrenheit to temperatures nearing absolute zero. End-use customers for our cryogenic storage equipment include industrial gas producers and distributors, chemical producers, manufacturers of electrical components, health care organizations, food processors and businesses in the oil and natural gas industries. Prices for our cryogenic bulk storage systems range from $10,000 to $1.0 million. Global industrial gas producers and distributors are significant customers for our cryogenic bulk storage systems. Our competitors tend to be regionally focused while Chart is able to supply a broad range of systems on a worldwide basis. We also compete with several suppliers owned by the global industrial gas producers.
Cryogenic Packaged Gas Systems
We are a leading supplier of cryogenic packaged gas systems of various sizes ranging from 160 liters to 3,000 liters. Cryogenic packaged gas systems accounted for 13.0%, 14.2% and 17.9% of consolidated sales for the years ended December 31, 2013, 2012 and 2011, respectively. Cryogenic liquid cylinders are used extensively in the packaged gas industry to allow smaller quantities of liquid to be easily delivered to the customers of industrial gas distributors on a full-for-empty or fill-on-site basis. Principal customers for our liquid cylinders are the same global industrial gas producers and the North

American industrial gas distributors who purchase our cryogenic bulk storage systems. Our competitors tend to be regionally focused while Chart is able to supply a broad range of systems on a worldwide basis. We have developed two technologies in the packaged gas product area: ORCA™ MicroBulk systems and Trifecta® Laser Gas assist systems. ORCA™ MicroBulk systems bring the ease of use and distribution economics of bulk gas supply to customers formerly supplied by high pressure or cryogenic liquid cylinders. The ORCA™ MicroBulk system is the leader in this growing product line. The Trifecta® Laser Gas assist system was developed to meet the “assist gas” performance requirements for new high powered lasers being used in the metal fabrication industry.
Cryogenic Systems and Components
Our line of cryogenic components, including Vacuum Insulated Pipe ("VIP"), engineered bulk gas installations, specialty liquid nitrogen, or LN2, end-use equipment and cryogenic flow meters are recognized in the market for their reliability, quality and performance. These products are sold to industrial gas producers, as well as to a diverse group of distributors, resellers and end-users. We compete with a number of suppliers of cryogenic systems and components. In 2010 we completed the acquisition of Cryotech which is a manufacturer of LN2 dosing systems for food and beverage packaging applications located in San Jose, California. Cryotech expands our expertise in LN2 end-use applications and distributes its products globally.
LNG Applications
We supply cryogenic solutions for the storage, distribution, vaporization, and application of LNG. LNG applications accounted for 16.4%, 10.6% and 4.5% of consolidated sales for the years ended December 31, 2013, 2012 and 2011, respectively. LNG may be utilized as a primary source of heat or power at industrial or residential complexes located away from a natural gas pipeline. LNG may also be used for peak shaving or as a backup supply at remote locations. We refer to our LNG distribution products as a “Virtual Pipeline” as the natural gas pipeline is replaced with cryogenic distribution to deliver the gas to the end user. We supply cryogenic trailers, bulk storage tanks, loading facilities, and vaporization equipment specially configured for LNG into Virtual Pipeline applications. LNG may also be used as a fuel to power on-road vehicles, off-road vehicles, drill rigs, ships and rail locomotives. LNG vehicle fueling applications consist of LNG and liquid/compressed natural gas refueling systems for heavy-duty truck and bus fleets. We sell LNG applications around the world from all D&S facilities to numerous end users, energy companies, and gas distributors. Competition for LNG applications is based primarily on product design, customer support and service, dependability and price. Our competitors tend to be regionally focused or product specific while Chart is able to supply a broad range of solutions required by LNG applications.
Beverage Liquid CO2 Systems
This product line consists primarily of vacuum insulated, bulk liquid CO2 containers used for beverage carbonation in restaurants, convenience stores and cinemas, in sizes ranging from 100 pounds to 1,000 pounds of liquid CO2 storage. We also manufacture and market non-insulated, bulk fountain syrup containers for side-by-side installation with our CO2 systems. Our beverage systems are sold to national restaurant chains, soft drink companies and CO2 distributors. Our primary competitors for bulk liquid CO2 beverage delivery systems are other producers of cryogenic systems and high-pressure gaseous CO2 cylinders.
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
BioMedical Segment
The BioMedical segment, which accounted for 23% of our sales for the year ended December 31, 2013, consists of various product lines built around our core competencies in cryogenics and pressure swing adsorption, but with a focus on the respiratory and biological users of the liquids and gases instead of the large producers and distributors of cryogenic liquids. Our products in the BioMedical segment include the following:
Respiratory Products
Medical respiratory products accounted for 14.9%, 14.2% and 17.4% of consolidated sales for the years ended December 31, 2013, 2012 and 2011, respectively. Our respiratory oxygen product line is comprised of a range of medical respiratory products, including liquid oxygen systems and ambulatory oxygen systems, both of which are used primarily for the in-home supplemental oxygen treatment of patients with chronic obstructive pulmonary diseases, such as bronchitis, emphysema and asthma. We further expanded our respiratory product offering in 2010 and 2012 by acquiring SeQual Technologies, Inc. and AirSep Corporation, respectively, which design, manufacture, and service stationary, transportable, and portable oxygen concentrators.
Individuals for whom supplemental oxygen is prescribed generally receive an oxygen system from a home healthcare provider, medical equipment dealer, or gas supplier. The provider or physician usually selects which type of oxygen system to provide to its customers: liquid oxygen systems, transportable oxygen concentrators, portable oxygen concentrators, stationary concentrators or high-pressure oxygen cylinders. Physicians generally believe that increased patient ambulation offers greater long-term therapeutic benefits which can be provided by liquid oxygen and transportable and portable oxygen concentrators.
We believe that competition for our respiratory products is based primarily upon product quality, performance, reliability, ease-of-use and price, and we focus our marketing strategies on these considerations. Furthermore, competition also includes the impact of other modalities in the broader respiratory industry.
Cold Storage Systems
This product line consists of vacuum insulated containment vessels for the storage of biological materials. The primary applications for this product line include medical laboratories, biotech/pharmaceutical, research facilities, blood and tissue banks, veterinary laboratories, large-scale repositories and artificial insemination, particularly in the beef and dairy industry.
The significant competitors for biological storage systems include a number of large companies worldwide. These products are sold through multiple channels of distribution specifically applicable to each industry sector. The distribution channels range from highly specialized cryogenic storage systems providers to general supply and catalogue distribution operations to breeding service providers. Competition in this field is focused on design, reliability and price. Alternatives to vacuum insulated containment vessels include mechanical, electrically powered refrigeration.
Commercial Oxygen Generation Systems
This product line includes self-contained generators, standard generators, and packaged systems for industrial and medical oxygen generating systems. These generators produce oxygen from compressed air and provide an efficient and cost-effective alternative to the procurement of oxygen from third party cylinder or liquid suppliers. Applications include mining operations, industrial plants, ozone generation, hospital medical oxygen, and wastewater sites, among other commercial applications. Management expects demand for this product line to increase over the long-term with competition focused on design, reliability and price.
Domestic and Foreign Operations
Financial and other information regarding domestic and foreign operations is located in Note 19 of the notes to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Additional information regarding risks attendant to foreign operations is set forth in Item 7A of this Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk” and Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Competition
We believe we can compete effectively around the world and that we are a leading competitor in the industries we serve. Competition is based primarily on performance and the ability to provide the design, engineering and manufacturing capabilities required in a timely and cost-efficient manner. Contracts are usually awarded on a competitive bid basis. Quality, technical expertise and timeliness of delivery are the principal competitive factors within the industry. Price and terms of sale are also important competitive factors. Because independent third-party prepared market share data is not available, it is difficult to know for certain our exact position in our markets, although we believe we rank among the leaders in each of the markets we serve. We base our statements about industry and market positions on our reviews of annual reports and published investor presentations of our competitors and augment this data with information received by marketing consultants conducting competition interviews and our sales force and field contacts. For information concerning competition within a specific segment of the Company's business, see descriptions provided under segment captions in this Annual Report on Form 10-K.
Marketing
We market our products and services throughout the world primarily through direct sales personnel and independent sales representatives and distributors. The technical and custom design nature of our products requires a professional, highly trained sales force. We use independent sales representatives and distributors to market our products and services in certain foreign countries and in certain North American regions. These independent sales representatives supplement our direct sales force in dealing with language and cultural matters. Our domestic and foreign independent sales representatives earn commissions on sales, which vary by product type.
Backlog
The dollar amount of our backlog as of December 31, 2013, 2012 and 2011 was $728.8 million, $617.4 million and $489.1 million, respectively. Approximately 8.6% of the December 31, 2013 backlog is expected to be filled beyond 2014. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large products, particularly in the E&C segment, and the amount of backlog at December 31, 2013 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel all or part of the order, potentially subject to the payment of certain costs and/or penalties. For further information about our backlog, including backlog by segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Customers
We sell our products primarily to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing and biomedical industries in countries throughout the world. Sales to our top ten customers accounted for 37%, 38% and 36% of consolidated sales in 2013, 2012 and 2011, respectively. No single customer exceeded 10% of consolidated sales in 2013. Our sales to particular customers fluctuate from period to period, but the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of revenue for us. Our supply contracts are generally contracts for “requirements” only. While our customers may be obligated to purchase a certain percentage of their supplies from us, there are generally no minimum requirements. Also, many of our contracts may be canceled on as little as one month’s notice. To minimize credit risk from trade receivables, we review the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitor the financial condition of customers to help ensure timely collections and to minimize losses. In addition, for certain domestic and foreign customers, particularly in the E&C segment, we require advance payments, letters of credit and other such guarantees of payment. Certain customers also require us to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order. We believe our relationships with our customers are generally good.
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
Raw Materials and Suppliers
We manufacture most of the products we sell. The raw materials used in manufacturing include aluminum products (including sheets, bars, plate and piping), stainless steel products (including sheets, plates, heads and piping), palladium oxide, carbon steel products (including sheets, plates and heads), valves and gauges and fabricated metal components. Most raw materials are available from multiple sources of supply. We believe our relationships with our raw material suppliers and other vendors are generally good. Raw material prices were fairly stable during 2013, and we expect them to remain stable during 2014. Subject to certain risks related to our suppliers as discussed under Item 1A. “Risk Factors,” we foresee no acute shortages of any raw materials that would have a material adverse effect on our operations.

Employees
As of January 31, 2014, we had 5,086 employees, including 2,826 domestic employees and 2,260 international employees. These employees consisted of 2,280 salaried, 473 bargaining unit hourly and 2,333 non-bargaining unit hourly.
We are a party to one collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM") covering 473 employees at our La Crosse, Wisconsin heat exchanger facility. Effective February 3, 2013, we entered into a five-year agreement with the IAM which expires on February 3, 2018.
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
We are involved with environmental compliance, investigation, monitoring and remediation activities at certain of our owned or formerly owned manufacturing facilities and at one owned facility that is leased to a third party. We believe that we are currently in substantial compliance with all known environmental regulations. We accrue for certain environmental remediation-related activities for which commitments or remediation plans have been developed or for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 14 years as ongoing costs of remediation programs. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings or competitive position. We are not anticipating any material capital expenditures in 2014 that are directly related to regulatory compliance matters. Although we believe we have adequately provided for the cost of all known environmental conditions, additional contamination, the outcome of disputed matters or changes in regulatory posture could result in more costly remediation measures than budgeted, or those we believe are adequate or required by existing law. We believe that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations.
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
Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end-users, in particular those customers in the global hydrocarbon and industrial gas markets. These customers’ expenditures historically have been cyclical in nature and vulnerable to economic downturns. Decreased capital and maintenance spending by these customers could have a material adverse effect on the demand for our products and our business, financial condition and results of operations. In addition, this historically cyclical demand limits our ability to make accurate long-term predictions about the performance of our company. Even if demand improves, it is difficult to predict whether any improvement represents a long-term improving trend or the extent or timing of improvement. There can be no assurance that historically improving cycles are representative of actual future demand.
While we experienced growth in demand from 2003 until mid-2008 in the global hydrocarbon and industrial gas markets, we experienced a significant decline in orders from mid-2008 until mid-2009. Since that time there has been improvement in orders for our businesses, particularly throughout 2011 and early 2012, and more recently in 2013, but we cannot predict whether business performance may be better or worse in the future.
The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our sales and profitability.
A small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers accounted for 37%, 38% and 36% of consolidated sales in 2013, 2012 and 2011, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. While our sales to particular customers fluctuate from period to period, the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of our sales.
The loss of any of our major customers or a decrease or delay in orders or anticipated spending by such customers could materially reduce our sales and profitability. For example, a delay in the anticipated timing of LNG infrastructure build out or respiratory therapy demand recovery could materially reduce the demand for our products. Our largest customers could also engage in business combinations, which could increase their size, reduce their demand for our products as they recognize synergies or rationalize assets and increase or decrease the portion of our total sales concentration to any single customer.
Decreases in energy prices may decrease demand for some of our products and cause downward pressure on the prices we charge, which could harm our business, financial condition and results of operations.
A significant amount of our sales are to customers in the energy production and supply industry. We estimate that 53% of our sales for the year ended December 31, 2013 were generated by end-users in the energy industry. Accordingly, demand for a significant portion of our products depends upon the level of capital expenditures by companies in the oil and gas industry, which depends, in part, on energy prices. While some applications for our products could see greater demand if prices for natural gas remain relatively low compared to oil prices, a sustained decline in energy prices generally and a resultant downturn in energy production activities could negatively affect the capital expenditures of our customers. Any significant decline in the capital expenditures of our customers, whether due to a decrease in the market price of energy or otherwise, may decrease demand for our products and cause downward pressure on the prices we charge. Accordingly, if there is a downturn in the energy production and supply industry, our business, financial condition and results of operations could be adversely affected.

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
Although many of our products serve niche markets, a number of our direct and indirect competitors in these markets are major corporations, some of which have substantially greater technical, financial and marketing resources than Chart, and other competitors enter these markets from time to time. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales and earnings. We compete with several suppliers owned by global industrial gas producers or large industrial companies and many smaller fabrication-only facilities around the world. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending on research and development, and marketing and sales, any of which could materially reduce our sales, profitability or both. Moreover, during an industry downturn, competition in some of the product lines we serve increases as a result of over-capacity, which may result in downward pricing pressure. Further, customers who typically outsource their need for cryogenic systems to us may use their excess capacity to produce such systems themselves. We also compete in the sale of a limited number of products with certain of our major customers. If we are unable to compete successfully, our results of operations, cash flows and financial condition could be negatively affected.
Governmental energy policies could change, or expected changes could fail to materialize, which could adversely affect our business or prospects.
Energy policy can develop rapidly in the markets we serve, including the United States. Within the last few years, significant developments have taken place, primarily in international markets that we serve with respect to energy policy and related regulations. We anticipate that energy policy will continue to be an important regulatory priority globally as well as on a national, state and local level. As energy policy continues to evolve, the existing rules and incentives that impact the energy-related segments of our business may change. It is difficult, if not impossible, to predict whether changes in energy policy might occur in the future and the timing of potential changes and their impact on our business. The elimination or reduction of favorable policies for our energy-related business, or the failure to adopt expected policies that would benefit our business, could negatively impact our sales and profitability. For example, China’s 12th Five-Year Plan promotes the use of natural gas by mandating an increase of gas as a percentage of energy consumption from less than 4% to over 8%. Our business prospects in China could be harmed if China changed this policy or the mandate is not otherwise achieved.
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
For example, we have invested or plan to invest approximately $60 to $90 million in new capital expenditures in 2014 related to the expected growth of selective parts of each of the E&C, D&S and BioMedical segments. If we fail to implement these projects in a timely and effective manner, we may lose the opportunity to obtain some new customer orders. Even if we effectively implement these projects, the orders needed to support the capital expenditure may not be obtained, may be delayed, or may be less than expected, which may result in sales or profitability at lower levels than anticipated. For example, while we invested in the expansion of our E&C segment in past years, we experienced delay in some of the orders initially anticipated to support the cold box portion of that expansion, which resulted in the underutilization of some of our capacity. In addition, potential cost overruns, delays or unanticipated problems in any capital expansion could make the expansions more costly than originally predicted or cause us to miss windows of opportunity.

Downturns in economic and financial conditions have had and may have in the future a negative effect on our business, financial condition and results of operations.
Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end-users. A downturn in economic conditions in markets in which we operate may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, and may reduce their ability to pay for our products and services after purchase. Economic conditions that could impact our business include, but are not limited to, recessionary conditions, slow or negative economic growth rates, the impact of state and sovereign debt defaults or the impact of U.S. budgetary pressures. Similarly, our suppliers may not be able to supply us with needed raw materials or components on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand, fulfill our contractual obligations or could affect our gross margins. See “We depend on the availability of certain key suppliers; if we experience difficulty with a supplier, we may have difficulty finding alternative sources of supply” below. We cannot predict the timing or duration of negative market conditions. If the economy or markets in which we operate deteriorate or financial markets weaken, our business, financial condition and results of operations could be adversely impacted.
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
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as sales. The dollar amount of backlog as of December 31, 2013 was $728.8 million. Our backlog can be significantly affected by the timing of orders for large projects, particularly in our E&C segment, and the amount of our backlog at December 31, 2013 is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared to our total contract volume and is partially offset by cancellation penalties, customers can, and sometimes do, terminate or modify these orders. We cannot predict whether cancellations will accelerate or diminish in the future. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.

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
Acquisitions by our BioMedical segment have significantly increased the size and impact on our financial results of our respiratory products business. Many of our BioMedical segment’s customers are reimbursed for products and services by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs in the U.S, and by similar programs and entities in the other countries in which we operate or sell our equipment. In the United States, the Centers for Medicare & Medicaid Services (“CMS”), the agency responsible for administering the Medicare program, implemented a number of payment rules that reduced Medicare payments for oxygen and oxygen equipment, including a competitive bidding program effective January 1, 2011. Under the competitive bidding program, CMS selected contract suppliers that agreed to receive as payment the “single payment amount” calculated by CMS in certain geographic regions. In addition, CMS has increased the level of audit activity involving the sales practices of intermediaries in the health care field, some of which are customers of ours for respiratory products we sell. If third-party payors deny coverage, make the reimbursement process or documentation requirements more burdensome or uncertain, or reduce levels of reimbursement, it could negatively affect our sales and profitability.
In March 2010, the Affordable Care Act was adopted in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. In addition, the Affordable Care Act requires CMS to nationalize the competitive bidding process or adjust the prices in non-competitive bidding areas to match competitive bidding prices. There remains a significant amount of uncertainty regarding the implementation of the Affordable Care Act, and the potential impact of such policies on the demand for our products or the prices at which we sell our products. Any such negative impact in demand or product prices associated with the Affordable Care Act could have a material adverse effect on our business, results of operations and/or financial condition.
As a global business, we are exposed to economic, political and other risks in different countries which could materially reduce our sales, profitability or cash flows, or materially increase our liabilities.
Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. In 2013, 2012 and 2011, 59%, 56% and 58%, respectively, of our sales were made in international markets. Our future results could be harmed by a variety of factors, including:

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
International growth and expansion into markets such as China, Central and Eastern Europe, India, the Middle East and Latin America, may cause us difficulty due to greater regulatory barriers than in the United States, the necessity of adapting to new regulatory systems, problems related to entering new markets with different economic, social and political systems and conditions, and significant competition from the primary participants in these markets, some of which may have substantially greater resources than us. For example, unstable political conditions or civil unrest, including political instability in North Africa, the Middle East or elsewhere, could negatively impact our order levels and sales in a region or our ability to collect receivables from customers or operate or execute projects in a region.
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
Due to the high pressures and low temperatures at which many of our products are used, the inherent risks associated with concentrated industrial and hydrocarbon gases, and the fact that some of our products are relied upon by our customers or end users in their facilities or operations, or are manufactured for relatively broad industrial, transportation or consumer use, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in death, bodily injury, property damage or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We are subject to claims from time to time, some of which are substantial, and we may be subject to claims in the future. For example, we and some of our subsidiaries have been subject to assertions that failure of our subsidiaries' equipment has caused substantial property damage and economic loss at facilities owned by customers or third parties, including a natural gas processing plant fire where the performance of our subsidiary's equipment is being investigated, a lawsuit against us and our subsidiaries is pending, and end user losses are alleged to be approximately $105 million, including investigation and repair costs and business interruption losses, responsibility for which we and our subsidiaries vigorously dispute. See Item 3. “Legal Proceedings,” for further details. Although we currently maintain product liability coverage, which we believe is adequate for existing product liability claims and for the continued operation of our business, such insurance may become difficult to obtain or be unobtainable in the future on terms acceptable to us, it includes customary exclusions and conditions, it may not cover certain specialized applications, such as aerospace-related applications, and it generally does not cover warranty claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage, or a significant warranty claim or series of claims against us, could materially decrease our liquidity, impair our financial condition and adversely affect our results of operations.

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
In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations, where the local currency is the functional currency, are translated using period-end exchange rates, and the revenues and expenses of our foreign operations are translated using average exchange rates during each period. For example, we have material euro-denominated net monetary assets and liabilities. If economic circumstances result in a significant devaluation of the euro, the value of our euro-denominated net monetary assets and liabilities would be correspondingly reduced when translated into U.S. dollars for inclusion in our financial statements. Similarly, the re-introduction of certain individual country currencies or the complete dissolution of the euro, could adversely affect the value of our euro-denominated net monetary assets and liabilities. In either case, our business, results of operations, financial condition and liquidity could be materially adversely affected.
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
We rely on a combination of internal procedures, nondisclosure agreements, intellectual property rights assignment agreements, as well as licenses, patents, trademarks and copyright law to protect our intellectual property and know-how. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. For example, we frequently explore and evaluate potential relationships and projects with other parties, which often require that we provide the potential partner with confidential technical information. While confidentiality agreements are typically put in place, there is a risk the potential partner could violate the confidentiality agreement and use our technical information for its own benefit or the benefit of others or compromise the confidentiality. In addition, the laws of certain foreign countries in which our products may be sold or manufactured do not protect our intellectual property rights to the same extent as the laws of the United States. For example, we are increasing our manufacturing capabilities and sales in China, where laws may not protect our intellectual property rights to the same extent as in the United States. In addition, certain provisions of the Leahy-Smith America Invents Act went into effect on March 16, 2013. The Leahy-Smith America Invents Act transitioned the United States from a “first-to-invent” to a “first-to-file” patent system. This change means that between two identical, pending patent applications, the first inventor no longer receives priority on the patent to the invention. As a result, the Leahy-Smith America Invents Act may require us to incur significant additional expense and effort to protect our intellectual property. Failure or inability to protect our proprietary information could result in a decrease in our sales or profitability.
We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. A failure to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property may require expensive investment in protracted litigation and the investment of substantial management time and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. The patents in our patent portfolio are scheduled to expire between 2014 and 2033.
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
As of December 31, 2013, we had goodwill and indefinite-lived intangible assets of $446.8 million, which represented approximately 30.6% of our total assets. The value of these assets may increase in the future if we complete acquisitions as part of our overall business strategy. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually on October 1 or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Our stock price historically has fluctuated significantly in response to market and other factors. For example, it declined significantly from mid-2008 to early 2009 and then increased sharply beginning in late 2010 through late 2013, when it again declined significantly. Declines in our stock price in the future could increase the risk of goodwill impairment if the price of our stock does not recover. Impairment testing incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates and our judgment regarding the applicable discount rates to use to discount those estimated operating results and cash flows. If we determine that an impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.
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
We are subject to tax and related obligations in the jurisdictions in which we operate or do business, including state, local, federal and foreign taxes. The taxing rules of the various jurisdictions in which we operate or do business often are complex and subject to varying interpretations. Tax authorities may challenge tax positions that we take or historically have taken, and may assess taxes where we have not made tax filings or may audit the tax filings we have made and assess additional taxes, as they have done from time to time in the past. Some of these assessments may be substantial, and also may involve the imposition of substantial penalties and interest. In addition, governments could impose new taxes on us in the future. The U.S. Internal Revenue Service is currently auditing our 2011 federal tax return and has informed us of plans to audit our 2012 federal tax return. The payment of substantial additional taxes, penalties or interest resulting from tax assessments, or the imposition of any new taxes, could materially and adversely impact our results of operations, financial condition and cash flow.
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
Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of January 31, 2014, we had 5,086 employees, including 2,280 salaried, 473 bargaining unit hourly and 2,333 non-bargaining unit hourly employees. Employees represented by a union are subject to one collective bargaining agreement in the United States that expires in February 2018. We have experienced one work stoppage in 2007. Although we entered into a new labor agreement with our unionized employees at this facility effective February 3, 2013, if we are unable to enter into new, satisfactory labor agreements with our unionized employees when necessary in the future or other labor controversies or union organizing efforts arise, we could experience a significant disruption to our operations, lose business or experience an increase in our operating expenses, which could reduce our profit margins. Furthermore, increased U.S. federal regulation or significant modifications to existing labor regulations, could potentially increase our labor costs.
Increased government regulation could adversely affect our financial results, financial condition and cash flow.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) institutes a wide range of reforms, some of which may impact us. Among other things, the Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions that authorize or require the SEC to adopt additional rules and regulations in these areas. The impact of these provisions on our business is uncertain. The Dodd-Frank Act also provides for statutory and regulatory requirements for derivative transactions, including foreign exchange and interest rate hedging transactions. Certain transactions will be required to be cleared on exchanges, and cash collateral will be required for those transactions. While the Dodd-Frank Act provides for a potential exception from these clearing and cash collateral requirements for commercial end-users, the exception may be subject to additional rule making and interpretation by regulatory authorities. We enter into foreign exchange contracts, interest rate swaps and forward contracts from time to time to manage our foreign currency exchange risk, interest rate risk, and exposure to commodity price risk. If, in the future, we are required to provide cash collateral for our hedging transactions, it could reduce our ability to execute strategic hedges. In addition, the contractual counterparties in hedging arrangements will be required to comply with the Dodd-Frank Act’s new requirements, which could ultimately result in increased costs of these arrangements.

Our pension plan is currently underfunded and we contribute to a multi-employer plan for collective bargaining U.S. employees, which is also underfunded.
Certain U.S. hourly and salaried employees are covered by our defined benefit pension plan. The plan has been frozen since February 2006. As of December 31, 2013, the projected benefit obligation under our pension plan was approximately $50.7 million and the value of the assets of the plan was approximately $43.0 million, resulting in our pension plan being underfunded by approximately $7.7 million. We are also a participant in a multiemployer plan which is underfunded. Among other risks associated with multi-employer plans, contributions and unfunded obligations of the multi-employer plan are shared by the plan participants and we may inherit unfunded obligations if other plan participants withdraw from the plan or cease to participate. Additionally, if we elect to stop participating in the multi-employer plan, we may be required to pay amounts related to withdrawal liabilities associated with the underfunded status of the plan. If the performance of the assets in our pension plan or the multiemployer plan does not meet expectations or if other actuarial assumptions are modified, our required pension contributions for future years could be higher than we expect, which may negatively impact our results of operations, cash flows and financial condition.
We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.
The U.S. Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.
Our operations could be impacted by the effects of severe weather, which could be more severe than the damage and impact that our Louisiana operations encountered from hurricanes in prior years.
Some of our operations, including our operations in New Iberia, Louisiana and Houston, Texas, are located in geographic regions and physical locations that are susceptible to physical damage and longer-term economic disruption from hurricanes or other severe weather. We also could make significant future capital expenditures in hurricane-susceptible or other severe weather locations from time to time. These weather events can disrupt our operations, result in damage to our properties and negatively affect the local economy in which these facilities operate. In September 2008, for example, our New Iberia, Louisiana facility was forced to close as a result of heavy rainfall, evacuations, strong winds and power outages resulting from Hurricane Gustav. Two weeks after Hurricane Gustav, winds and flooding from Hurricane Ike damaged our New Iberia, Louisiana, Houston, Texas and The Woodlands, Texas operations and offices, and those facilities were also closed for a period of time. Future hurricanes or other severe weather may cause production or delivery delays as a result of the physical damage to the facilities, the unavailability of employees and temporary workers, the shortage of or delay in receiving certain raw materials or manufacturing supplies and the diminished availability or delay of transportation for customer shipments, any of which may have an adverse effect on our sales and profitability. Additionally, the potential physical impact of theorized climate change could include more frequent and intense storms, which would heighten the risk to our operations in areas that are susceptible to hurricanes and other severe weather. Although we maintain insurance subject to certain deductibles, which may cover some of our losses, that insurance may become unavailable or prove to be inadequate.
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
We are leveraged and have future debt service obligations. Our financial performance could be affected by our leverage. As of December 31, 2013, our total indebtedness was $321.7 million. In addition, at that date, under the revolving portion or our senior secured credit facility we had $24.8 million of letters of credit and bank guarantees outstanding and borrowing capacity of approximately $275.2 million. Through separate facilities, our foreign subsidiaries had $6.1 million in bank guarantees outstanding at December 31, 2013. While we had $137.3 million in cash at December 31, 2013, which we believe mitigates the risk related to our leverage, there is no assurance that we will continue to be profitable in the future or that we will not use our available cash in ways other than those that reduce our leverage or mitigate the risk related to our leverage. We may also incur additional indebtedness in the future. Our level of indebtedness could have important negative consequences, including:

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

•	our borrowings under our senior secured credit facility have variable rates of interest, which exposes us to the risk of increased interest rates;

•	our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;

•	our debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt;

•	our customers may react adversely to our debt level and seek or develop alternative suppliers; and

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
We may be able to incur substantial additional indebtedness in the future. The terms of our debt instruments do not fully prohibit us from doing so. The revolving credit portion of our senior secured credit facility provides commitments of up to $300.0 million, approximately $275.2 million of which would have been available for future borrowings (after giving effect to letters of credit and bank guarantees outstanding) as of December 31, 2013. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments and

Related Covenants.” We may also further increase the size of our senior secured credit facility which includes an expansion option permitting us to add up to an aggregate of $150.0 million in additional borrowings, subject to certain conditions, or we could refinance with higher borrowing limits. If new debt is added to our current debt levels, the related risks that we now face could intensify.
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
If a fundamental change occurs under our 2.00% Convertible Senior Subordinated Notes due 2018, the holders of the convertible notes may require us to purchase for cash any or all of the convertible notes. However, there can be no assurance that we will have sufficient funds at the time of the fundamental change to purchase all of the convertible notes delivered for purchase, and we may not be able to arrange necessary financing on acceptable terms, if at all. Likewise, if one of the conversion contingencies of our convertible notes is triggered, holders of convertible notes will be entitled to convert the convertible notes at any time during specified periods. For example, as a result of attaining specified market price triggers, the notes were convertible in each of the last three quarters of 2013, although no notes have been converted to date. If one or more holders elect to convert their convertible notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity.

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
As of December 31, 2013, we had $250.0 million aggregate principal amount of convertible notes outstanding. Prior to the close of business on the business day immediately preceding May 1, 2018, the convertible notes will be convertible only upon satisfaction of certain conditions. As a result of attaining specified market price triggers, the notes were convertible in each of the last three quarters of 2013, although no notes have been converted to date. Holders may convert their convertible notes at their option at any time after May 1, 2018. We will settle conversions of convertible notes by paying cash up to the aggregate principal amount of the convertible notes to be converted and paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. The number of shares issued could be significant and such an issuance could cause significant dilution to the interests of the existing stockholders.
Our common stock has experienced, and may continue to experience, price volatility.
Our common stock has at times experienced substantial price volatility as a result of many factors, including the general volatility of stock market prices and volumes, changes in securities analysts’ estimates of our financial performance, variations between our actual and anticipated financial results, fluctuations in order or backlog levels, or uncertainty about current global economic conditions. For these reasons, among others, the price of our stock may continue to fluctuate.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
We occupy 44 facilities totaling approximately 3.7 million square feet, with the majority devoted to manufacturing, assembly and storage. Of these facilities, approximately 2.6 million square feet are owned and 1.1 million square feet are occupied under operating leases. We lease approximately 32,800 square feet for our corporate office in Garfield Heights, Ohio. Our major owned facilities in the United States are subject to mortgages securing our senior secured credit facility.
The following table summarizes certain information about facilities occupied by us as of January 31, 2014:

Location	Segment	Approximate Square Footage	Ownership	Use
Garfield Heights, Ohio	Corporate	32,800	Leased	Office
Luxembourg, Luxembourg	Corporate	1,900	Leased	Office
Aichi, Japan	BioMedical	8,900	Leased	Service
Amherst, New York	BioMedical	148,400	Leased/Owned	Manufacturing/Warehouse/Office
Chengdu, China	BioMedical	176,000	Owned	Manufacturing/Office
Denver, Colorado	BioMedical	23,800	Leased	Office/Warehouse
Lidcombe, Australia	BioMedical	2,400	Leased	Office/Warehouse
Padova, Italy	BioMedical	11,800	Leased	Service
San Diego, California	BioMedical	24,500	Leased	Manufacturing/Office
Tokyo, Japan	BioMedical	1,600	Leased	Office
Toulouse, France (1)	BioMedical	9,000	Leased	Service
Troy, New York	BioMedical	12,000	Leased	Manufacturing/Office
Wokingham, United Kingdom	BioMedical	7,200	Leased	Office/Warehouse/Service
Wuppertal, Germany	BioMedical	104,900	Leased	Office/Warehouse/Service
Burnsville, Minnesota	Distribution & Storage	5,600	Leased	Office
Decin, Czech Republic	Distribution & Storage	628,000	Owned	Manufacturing/Office
Goch, Germany	Distribution & Storage	258,000	Owned	Manufacturing/Office
Houston, Texas	Distribution & Storage	26,500	Owned	Service
Kuala Lumpur, Malaysia	Distribution & Storage	300	Leased	Marketing & Sales/Office
McCarran, Nevada	Distribution & Storage	42,300	Owned	Service
Mumbai, India	Distribution & Storage	100	Leased	Office
Nanjing, China	Distribution & Storage	39,700	Leased/Owned	Manufacturing/Office
Owatonna, Minnesota	Distribution & Storage	141,000	Leased	Manufacturing/Office
Plaistow, New Hampshire	Distribution & Storage	2,600	Leased	Office
San Jose, California	Distribution & Storage	20,800	Leased	Manufacturing/Office
Solingen, Germany	Distribution & Storage	13,400	Leased	Manufacturing/Office/Service/Warehouse
Canton, Georgia	Distribution & Storage/BioMedical	241,300	Leased/Owned	Manufacturing/Office/Service
New Prague, Minnesota	Distribution & Storage/BioMedical	396,000	Leased/Owned	Manufacturing/Office/Service
Changzhou, China	Distribution & Storage/Energy & Chemicals	632,100	Leased/Owned	Manufacturing/Office
La Crosse, Wisconsin	Energy & Chemicals	296,000	Leased/Owned	Manufacturing/Office
New Iberia, Louisiana	Energy & Chemicals	108,700	Leased	Manufacturing
The Woodlands, Texas	Energy & Chemicals	33,400	Leased	Office
Tulsa, Oklahoma	Energy & Chemicals	266,500	Leased/Owned	Manufacturing/Office
Wolverhampton, United Kingdom	Energy & Chemicals	1,600	Leased	Office
_______________

(1)	This facility is designated for closure.
In addition, we own a 110,000 square foot facility in Clarksville, Arkansas that is leased from the Company with a purchase option.

Regulatory Environment
We are subject to federal, state and local regulations relating to the discharge of materials into the environment, production and handling of hazardous and regulated materials and our products and the conduct and condition of our production facilities. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings or competitive position. We are not anticipating any material capital expenditures in 2014 that are directly related to regulatory compliance matters. We are also not aware of any pending or potential regulatory changes that would have a material adverse impact on our business.

Item 3.	Legal Proceedings
In November 2012, Chart Energy & Chemicals, Inc. (“CEC”), a subsidiary of the Company, filed a declaratory judgment action in the United States District Court for the Western District of Oklahoma (the “Federal Court”) seeking a judgment that certain claims for damages alleged by Enogex Holdings LLC, Enogex Gathering & Processing, LLC and affiliated companies with respect to a December 2010 fire at the Enogex natural gas processing plant in Cox City, Oklahoma were barred based on multiple defenses, including Oklahoma's statute of repose. This action was precipitated by the receipt of a letter from Enogex alleging that CEC was responsible for damages in excess of $75 million with respect to the fire as a result of the alleged failure of CEC's equipment that was a component of the unit involved in the fire. Subsequent to the filing of CEC's declaratory judgment action, in December 2012, Enogex filed suit in the District Court of Tulsa County, State of Oklahoma (the “State Court”) against the Company, CEC and its predecessors, a former employee of a predecessor of CEC, as well as other entities and an individual not affiliated with the Company, formalizing the allegations and claims contained in the November demand letter. Each party filed one or more motions to dismiss the other's lawsuit. Enogex's motion to dismiss initially was denied by the Federal Court in February 2013, but Enogex moved for rehearing on its motion to dismiss, which the Federal Court granted on May 17, 2013 based on a lack of jurisdictional diversity. The Company's and CEC's motions to dismiss were denied by the State Court on April 10, 2013. Accordingly, litigation continues in the State Court, and Enogex has asserted damages of approximately $105 million, including investigation and repair costs and business interruption losses, some of which may be offset by Enogex's saved costs and mitigation efforts. The Company continues to believe that the allegations against the Company, CEC and their affiliates lack merit. The Company believes that it, CEC and their affiliates have strong factual and legal defenses to Enogex's claims and intends to vigorously assert such defenses. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable. Furthermore, the Company believes that its existing product liability insurance is adequate for potential losses associated with these claims. While the Company cannot predict with certainty the ultimate result of these proceedings, the Company does not believe that the final outcome of these proceedings will have a material adverse effect on the Company's financial position, results of operations, or cash flows.
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
Item 4.    Mine Safety Disclosures

Not applicable.

Item 4A.	Executive Officers of the Registrant*
The name, age and positions of each Executive Officer of the Company as of February 1, 2014 are as follows:

Name	Age	Position
Samuel F. Thomas	62	Chairman, Chief Executive Officer and President
Michael F. Biehl	58	Executive Vice President, Chief Financial Officer and Treasurer
Matthew J. Klaben	44	Vice President, General Counsel and Secretary
Kenneth J. Webster	51	Vice President, Chief Accounting Officer and Controller
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

Michael F. Biehl has been our Executive Vice President since April 2006, served as our Chief Accounting Officer from October 2002 until March 2006, and has been our Chief Financial Officer since July 2001. Until December 16, 2008, Mr. Biehl was also Chart’s Treasurer and assumed that role again effective August 23, 2010. Prior to joining us, Mr. Biehl served as Vice President, Finance and Treasurer at the former Oglebay Norton Company, an industrial minerals mining, processing and transportation company. Prior to joining Oglebay Norton in 1992, Mr. Biehl worked in the audit practice of Ernst & Young LLP in Cleveland, Ohio from 1978 to 1992.
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
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “GTLS.” Prior to 2008, the common stock traded on the NASDAQ Global Market. The high and low sales prices for the shares of common stock for the periods indicated are set forth in the table below:

	High and Low Sales Price
	2013		2012
	High	Low	High	Low
First quarter	$83.69	$61.87	$76.36	$55.00
Second quarter	99.18	73.20	79.29	59.29
Third quarter	125.64	93.97	76.85	59.00
Fourth quarter	130.85	85.07	75.37	55.89
Year	130.85	61.87	79.29	55.00
As of February 1, 2014, there were 167 holders of record of our common stock. Since many holders hold shares in “street name,” we believe that there are a significantly larger number of beneficial owners of our common stock than the number of record holders.
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
Cumulative Total Return Comparison
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of Chart Industries, Inc. with the cumulative return of a hypothetical investment in each of the S&P SmallCap 600 Index, the 2012 Peer Group Index, and our new Peer Group Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on December 31, 2008, including reinvestment of dividends, if any.

	December 31,
	2008	2009	2010	2011	2012	2013
Chart Industries, Inc.	$100.00	$155.41	$317.78	$508.65	$627.38	$899.69
S&P SmallCap 600 Index	100.00	125.57	158.60	160.22	186.37	263.37
2012 Peer Group Index	100.00	130.13	171.24	181.94	221.74	314.84
2013 Peer Group Index	100.00	134.04	185.66	182.28	233.60	298.65
The Company selects the peer companies that comprise the Peer Group Index solely on the basis of objective criteria.  These criteria result in an index composed of oil field equipment/service and other comparable industrial companies. We modified our Peer Group Index this year since the prior Peer Group Index (“2012 Peer Group”) included four companies that were acquired during 2013. The updated Peer Group Index (“2013 Peer Group”) includes the following companies from the 2012 Peer Group: Dresser-Rand Group Inc., Idex Corp., Graco Inc., Powell Industries Inc., Colfax Corp., Barnes Group Inc., Enpro Industries Inc., and Esco Technologies Inc., as well as the following additional companies which have similar industrial manufacturing profiles or serve similar industries as the Company: Acuity Brands, Inc., Circor International, Inc., Ensco plc, and Nordson Corporation.

The 2012 Peer Group was comprised of Dresser-Rand Group Inc., Gardner Denver Inc., Idex Corp., Graco Inc., Lufkin Industries Inc., Powell Industries Inc., Robbins & Meyers Inc., Colfax Corp., Barnes Group Inc., Enpro Industries Inc., Esco Technologies Inc., and Kaydon Corp. In accordance with SEC rules, both the 2012 Peer Group and the 2013 Peer Group are represented in the above graph.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the fourth quarter of 2013, 176 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $22,000. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended December 31, 2013.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — 31, 2013	176	$125.07	—	$—
November 1 — 30, 2013	—	—	—	—
December 1 — 31, 2013	—	—	—	—
Total	176	$125.07	—	$—

Item 6.	Selected Financial Data
The following table sets forth selected historical consolidated financial information as of the dates and for each of the periods indicated. The Company selected historical financial consolidated data as of and for the years ended December 31, 2013, 2012 and 2011 are derived from our audited financial statements for such periods incorporated by reference into Item 8 of this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP. The Company selected historical financial consolidated data as of and for the years ended December 31, 2010 and 2009 are derived from our audited financial statements for such periods, which have been audited by Ernst & Young LLP, and which are not included in this Annual Report on Form 10-K.
You should read the following table together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K (all dollar amounts, except per share data, in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Income Data:
Sales	$1,177,438	$1,014,152	$794,585	$555,455	$597,458
Cost of sales	825,715	708,989	549,139	390,156	395,577
Gross profit	351,723	305,163	245,446	165,299	201,881
Operating expenses (1) (2)	215,726	183,350	155,452	117,795	107,547
Operating income	135,997	121,813	89,994	47,504	94,334
Interest expense, net (including deferred financing costs amortization) (3)	17,581	17,209	27,754	19,259	17,433
Other (income) expense (4)	(242)	1,498	(734)	(253)	(7,641)
Other expense, net	17,339	18,707	27,020	19,006	9,792
Income before income taxes	118,658	103,106	62,974	28,498	84,542
Income tax expense, net	31,296	30,782	18,730	7,993	23,386
Net income	87,362	72,324	44,244	20,505	61,156
Noncontrolling interests, net of taxes	4,186	1,029	168	345	145
Net income attributable to Chart Industries, Inc.	$83,176	$71,295	$44,076	$20,160	$61,011
Earnings Per Share Data:
Basic earnings per share	$2.75	$2.39	$1.51	$0.71	$2.14
Diluted earnings per share	$2.60	$2.36	$1.47	$0.69	$2.11
Weighted-average shares — basic	30,209	29,786	29,165	28,534	28,457
Weighted-average shares — diluted	31,931	30,194	29,913	29,255	28,981
Cash Flow Data:
Cash provided by operating activities	$59,663	$87,641	$81,658	$38,574	$86,926
Cash used in investing activities	(74,981)	(224,347)	(59,672)	(64,215)	(802)
Cash provided by (used in) financing activities	8,107	17,441	67,711	(19,302)	776
Other Financial Data:
Depreciation and amortization (5)	$41,695	$33,726	$32,298	$26,640	$23,028

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$137,345	$141,498	$256,861	$165,112	$211,168
Working capital (6)	213,261	144,901	86,533	76,301	59,299
Goodwill	398,905	398,941	288,770	275,252	264,532
Identifiable intangible assets, net	172,142	189,463	140,553	145,500	123,773
Total assets	1,461,630	1,327,841	1,174,475	954,839	926,503
Long-term debt	64,688	252,021	223,224	218,425	243,175
Total debt	265,155	255,771	234,482	224,925	243,175
Chart Industries, Inc. shareholders’ equity	754,785	696,478	611,039	499,164	475,561
 _______________

(1)
Operating expenses include selling, general and administrative expenses, amortization expense, impairment of intangibles and loss on disposal of assets. Amortization expense related to intangible assets for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 was $19.2 million, $14.8 million, $13.4 million, $11.0 million and $10.7 million, respectively.

(2)
Includes $3.1 million impairment of in-process research and development intangibles for the year ended December 31, 2012. Also includes a $4.6 million reduction of expense associated with writing down acquisition related contingent consideration to fair value for the year ended December 31, 2012.

(3)
Includes $3.0 million for the write-off of the remaining deferred financing fees and $5.0 million for the early redemption premium related to the 9-1/8% Senior Subordinated Notes that were redeemed in October 2011 for the year ended December 31, 2011.

(4)
Includes gains on acquisition of business of $1.1 million associated with the acquisition of Covidien Japan Inc.’s liquid oxygen therapy business in April 2010 (Covidien Japan Acquisition) for year ended December 31, 2010 and $7.0 million associated with the Covidien Acquisition for the year ended December 31, 2009.

(5)
Includes financing costs amortization for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 of $1.3 million, $1.5 million, $4.4 million, $3.1 million, and $1.6 million, respectively. For the year ended December 31, 2011, financing costs amortization includes $3.0 million to write-off remaining deferred financing fees related to the redemption of the 9-1/8% Senior Subordinated Notes.

(6)	Working capital is defined as current assets excluding cash and cash equivalents minus current liabilities excluding short-term debt and current portion of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Overview
We are a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases. The largest portion of end-use applications for our products is energy-related. We are a leading manufacturer of standard and engineered equipment primarily used for low-temperature and cryogenic applications. We have developed an expertise in medical respiratory equipment and cryogenic systems equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit). The majority of our products, including vacuum insulated containment vessels, heat exchangers, cold boxes, other cryogenic components, and respiratory and therapy products, are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and end-use of hydrocarbon and industrial gases.
LNG and petrochemical opportunities as well as the acquisition of AirSep Corporation (“AirSep”) increased sales during the year ended December 31, 2013. Positive developments in LNG liquefaction capacity, the build-out of LNG fueling infrastructure, and demand for LNG equipment in oilfield and transportation applications led to robust orders for the year. Meanwhile, our BioMedical segment respiratory business has continued to experience weakness in the European market in addition to the continued impact of Medicare competitive bidding in the United States. Total orders across all segments for the year ended December 31, 2013 were $1,270.6 million compared to $1,124.5 million for the year ended December 31, 2012, representing an increase of $146.1 million, or 13.0%. As a result of strong order levels, particularly in our D&S segment, backlog as of December 31, 2013 was $728.8 million as compared to $617.4 million as of December 31, 2012, representing an increase of $111.4 million, or 18.0%.
Sales for 2013 were $1,177.4 million compared to sales of $1,014.2 million for 2012, reflecting an increase of $163.2 million, or 16.1%. The sales increase reflected continued demand for LNG equipment, which drove improved volume in the D&S business segment, and the effect of the acquisition of AirSep in August 2012 in our BioMedical segment, which incrementally added sales of $71.0 million. Gross profit for the year ended December 31, 2013 was $351.7 million, or 29.9% of sales, as compared to $305.2 million, or 30.1% of sales, for the year ended December 31, 2012. Higher volume across our D&S segment and the effect of the AirSep acquisition drove the gross profit increase. The decrease in the gross profit percentage was mainly the result of project mix in the E&C segment. Operating income for the year ended December 31, 2013 was $136.0 million compared to $121.8 million for the year ended December 31, 2012.

Operating Results
The following table sets forth the percentage relationship that each line item in our consolidated statements of income represents to sales for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Sales	100.0%	100.0%	100.0%
Cost of sales	70.1	69.9	69.1
Gross profit	29.9	30.1	30.9
Selling, general and administrative expense (1)	16.7	16.3	17.7
Amortization expense	1.6	1.5	1.7
Impairment of intangible assets	—	0.3	—
Loss on disposal of assets	—	—	0.2
Operating income	11.6	12.0	11.3
Interest expense, net (2)	1.4	1.5	2.9
Amortization of deferred financing costs	0.1	0.2	0.6
Foreign currency loss (gain)	—	0.1	(0.1)
Income tax expense, net	2.7	3.0	2.4
Net income	7.4	7.1	5.6
Noncontrolling interests, net of taxes	0.4	0.1	—
Net income attributable to Chart Industries, Inc.	7.1	7.0	5.5
 _______________

(1)
Includes share-based compensation expense of $10.0 million, $7.5 million and $5.4 million, representing 0.8%, 0.7% and 0.7% of sales, for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)
Includes $9.9 million, $9.1 million and $3.6 million of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, representing 0.8%, 0.9% and 0.5% of sales, for the years ended December 31, 2013, 2012 and 2011, respectively.

Segment Information
Certain consolidated results for our operating segments are presented below (all dollar amounts in thousands). Further detailed information regarding our operating segments is presented in Note 19 of the consolidated financial statements included elsewhere in this report.

	Year Ended December 31,
	2013	2012	2011
Sales
Energy & Chemicals	$318,510	$323,676	$205,033
Distribution & Storage	592,616	475,576	390,332
BioMedical	266,312	214,900	199,220
Consolidated	$1,177,438	$1,014,152	$794,585
Gross Profit
Energy & Chemicals	$89,125	$98,679	$58,977
Distribution & Storage	168,505	137,044	109,306
BioMedical	94,093	69,440	77,163
Consolidated	$351,723	$305,163	$245,446
Gross Profit Margin
Energy & Chemicals	28.0%	30.5%	28.8%
Distribution & Storage	28.4%	28.8%	28.0%
BioMedical	35.3%	32.3%	38.7%
Consolidated	29.9%	30.1%	30.9%
SG&A
Energy & Chemicals	$26,358	$30,434	$27,915
Distribution & Storage	69,807	53,111	42,587
BioMedical	50,058	35,571	35,212
Corporate	50,273	46,372	34,821
Consolidated	$196,496	$165,488	$140,535
SG&A % of Sales
Energy & Chemicals	8.3%	9.4%	13.6%
Distribution & Storage	11.8%	11.2%	10.9%
BioMedical	18.8%	16.6%	17.7%
Consolidated	16.7%	16.3%	17.7%
Operating Income (Loss)
Energy & Chemicals	$59,671	$64,931	$27,489
Distribution & Storage	93,560	79,175	61,415
BioMedical	33,039	24,079	35,911
Corporate	(50,273)	(46,372)	(34,821)
Consolidated	$135,997	$121,813	$89,994
Operating Margin
Energy & Chemicals	18.7%	20.1%	13.4%
Distribution & Storage	15.8%	16.6%	15.7%
BioMedical	12.4%	11.2%	18.0%
Consolidated	11.6%	12.0%	11.3%

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Sales
Sales for 2013 of $1,177.4 million increased by $163.2 million, or 16.1% over sales of $1,014.2 million in 2012. Improved volume in the D&S business segment as well as the impact from the AirSep acquisition in the BioMedical segment drove the overall sales increase. E&C segment sales for 2013 decreased by $5.2 million, or 1.6%. This decrease in E&C segment sales was primarily due to customer schedule changes that negatively impacted the timing of progress toward completion of large base-load LNG projects, as well as a decrease in air cooled heat exchanger sales due to continued weakness in the gas compression market partially offset by improved volume in our brazed aluminum heat exchanger product line. D&S segment sales for 2013 increased by $117.0 million, or 24.6%. The increase was mainly attributable to higher volume of sales related to LNG applications including fixed and mobile fuel stations and on-vehicle fuel tanks, especially in China. BioMedical segment sales for 2013 increased by $51.4 million, or 23.9%. Incremental sales related to the AirSep acquisition added $71.0 million to BioMedical segment sales during the period. Excluding incremental AirSep sales, BioMedical segment sales finished $19.6 million below the prior year sales mainly due to lower respiratory sales resulting from continued weakness in the European market, the impact of Medicare competitive bidding in the United States.
Gross Profit and Margin
Gross profit for 2013 was $351.7 million, or 29.9% of sales compared to $305.2 million, or 30.1% of sales for 2012, reflecting an increase of $46.5 million while the margin decreased slightly by 0.2 percentage points. In 2013, E&C segment gross profit decreased by $9.6 million, and the related margin decreased 2.5 percentage points. The decrease in gross profit and the related margin percentage for the E&C segment was primarily in process systems due to large base-load LNG projects being completed at overall lower margins partially offset by improved gross profit and margin performance in our brazed aluminum heat exchanger product line. D&S segment gross profit increased by $31.5 million in 2013 and the related margin decreased slightly by 0.4 percentage points. The increase in gross profit was mainly due to higher volume in LNG applications from our China operations. BioMedical segment gross profit increased by $24.6 million and its related margin increased by 3.0 percentage points in 2013. The increase in gross profit was primarily due to higher volume contributed by AirSep, partially offset by $2.6 million to amortize the remaining portion of the write-up of AirSep's inventory to fair value. The increase in the related margin percentage was mainly attributable to improved product mix and lower acquisition-related costs related to AirSep which impacted 2012 gross margin.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses for 2013 of $196.5 million increased by $31.0 million to 16.7% of sales, compared to $165.5 million, or 16.3% of sales in 2012. In 2013, E&C segment SG&A expenses decreased by $4.1 million mainly due to lower employee-related costs and lower expenses related to marketing and professional services. D&S segment SG&A expenses increased by $16.7 million in 2013 mainly due to increases in employee-related costs and sales commissions to support the growing LNG business, especially in China. In 2013, SG&A expenses for the BioMedical segment increased by $14.5 million mainly due to the AirSep acquisition, which incrementally added $11.7 million in SG&A expenses during the period, including $2.7 million in management retention expenses and severance costs. Additionally, 2012 included a favorable acquisition-related contingent consideration fair value adjustment of $4.6 million that reduced SG&A expense. Corporate SG&A expenses for 2013 increased by $3.9 million primarily due to higher share-based compensation expense.
Amortization Expense
Amortization expense for 2013 was $19.2 million, or 1.6% of sales, compared to $14.8 million, or 1.5% of sales, for 2012. The AirSep acquisition incrementally added $4.6 million of amortization expense related to intangible assets during the period.
Impairment of Intangible Assets
During the year ended December 31, 2012, the Company recorded an impairment charge of $3.1 million to reduce the carrying value of in-process research and development ("IPR&D") indefinite-lived intangible assets to fair value, which was zero. The write-off of the fair value of the IPR&D indefinite-lived intangible assets was primarily caused by higher forecasted costs and project delays.
Operating Income
As a result of the foregoing, operating income for 2013 increased by $14.2 million to $136.0 million from $121.8 million in 2012.

Interest Expense, Net and Financing Costs Amortization
For the year ended December 31, 2013, net interest expense was $16.3 million compared to $15.7 million for the year ended December 31, 2012. Interest expense for the year ended December 31, 2013 included $5.0 million of 2.0% cash interest and $9.9 million of non-cash interest accretion expense related to the carrying value of the Company's 2.0% Convertible Senior Subordinated Notes due 2018 (the “Convertible Notes”). Financing costs amortization was $1.3 million and $1.5 million for the years ended December 31, 2013 and 2012, respectively.
Foreign Currency (Gain) Loss
Foreign currency gains were $0.2 million for the year ended December 31, 2013 while foreign currency losses were $1.5 million for the year ended December 31, 2012. The $1.7 million change is primarily attributable to exchange rate volatility, especially with respect to the euro, and settlements and mark-to market adjustments related to foreign currency forward contracts.
Income Tax Expense
Income tax expense of $31.3 million and $30.8 million for the years ended December 31, 2013 and 2012, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 26.4% and 29.9%, respectively. The decrease in the effective tax rate for the year ended December 31, 2013 compared to the prior year period is primarily due to an increase in the mix of income earned by certain of the Company's foreign entities which are taxed at lower rates than the U.S. federal statutory rate and the positive effect of the 2012 U.S. Research and Experimentation credits recognized in 2013.
Net Income
As a result of the foregoing, net income for 2013 increased by $11.9 million to $83.2 million from $71.3 million in 2012 representing an increase of 16.7%.

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Sales
Sales for 2012 of $1,014.2 million increased by $219.6 million, or 27.6% over sales of $794.6 million in 2011. The primary drivers of the increase in sales were improved volume in the E&C and D&S business segments as well as the impact from acquisitions. E&C segment sales for 2012 increased by $118.6 million, or 57.9%. The increase was primarily due to improved volume across brazed aluminum heat exchanger and process systems product lines which included revenue recognized under percentage of completion for several large LNG projects which ramped up production during the year. D&S segment sales for 2012 increased by $85.2 million, or 21.8%. The increase in sales was largely due to improved volume, particularly in LNG applications including mobile equipment and bulk storage tanks, especially in China. Incremental sales related to D&S acquisitions added $11.4 million, which is included in the overall increase in D&S segment sales. BioMedical segment sales for 2012 increased by $15.7 million, or 7.9%. The AirSep acquisition contributed $40.3 million to sales, while the existing BioMedical business finished $24.6 million below 2011 performance with lower volume in respiratory sales attributed to macroeconomic concerns in Europe and the phase-in of Medicare competitive bidding in the U.S.
Gross Profit and Margin
Gross profit for 2012 was $305.2 million, or 30.1% of sales compared to $245.4 million, or 30.9% of sales for 2011, reflecting an increase of $59.8 million while the margin decreased by 0.8 percentage points. In 2012, E&C segment gross profit increased by $39.7 million, and the related margin increased 1.7 percentage points. The increase in gross profit was primarily due to higher production throughput and improved pricing. D&S segment gross profit increased by $27.7 million in 2012 and the related margin increased by 0.8 percentage points. The increase in gross profit and related margin was mainly due to higher volume, improved capacity utilization and lower material costs, partially offset by product mix and shift in sales to more competitive regions, such as China. BioMedical segment gross profit decreased by $7.7 million and its related margin decreased by 6.4 percentage points in 2012. The decrease in gross profit and margin percentage was primarily due to lower volume and unfavorable product mix due to increased stationary oxygen concentrator product sales.
SG&A Expenses
SG&A expenses for 2012 of $165.5 million increased by $25.0 million, or 16.3% of sales, compared to $140.5 million in 2011, yet improved as a percentage of sales by 1.4 percentage points from 17.7% in 2011. In 2012, E&C segment SG&A expenses increased by $2.5 million which was primarily attributable to higher employee-related costs and fees for professional services to support growth, yet it was an improvement of 4.2 percentage points as a percentage of sales. D&S segment SG&A expenses increased by $10.5 million in 2012. Increased employee-related costs due to LNG growth, higher marketing and sales commission expense, fees for professional services, and a full year from the acquisition of GOFA Gocher Fahrzeugbau GmbH contributed to the increase. In 2012, SG&A expenses for the BioMedical segment increased by $0.4 million. AirSep, acquired in August 2012, contributed $6.3 million in SG&A expense during the period. This was offset by a $4.6 million acquisition-related contingent consideration fair value adjustment that reduced SG&A expenses in 2012 and lower employee-related costs and outside services as a result of scaling down operations due to macroeconomic concerns. Corporate SG&A expenses for 2012 increased by $11.6 million primarily due to higher employee-related costs, share-based compensation expense, expenditures for information systems, and fees for professional services to support organic and inorganic growth.
Amortization Expense
Amortization expense for 2012 was $14.8 million, or 1.5% of sales, compared to $13.4 million, or 1.7% of sales, for 2011. The AirSep acquisition added $2.3 million of amortization expense during 2012.
Impairment of Intangible Assets/Losses on Disposal of Assets
During the year ended December 31, 2012, the Company recorded an impairment charge of $3.1 million to reduce the carrying value of IPR&D indefinite-lived intangible assets to fair value, which was zero. The write-off of the fair value of the IPR&D indefinite-lived intangible assets was primarily caused by higher forecasted costs and project delays.
A loss on disposal of assets of $1.5 million was recorded for the year ended December 31, 2011 mainly as a result of the disposal of the remaining assets at the BioMedical Plainfield, Indiana facility as part of the final closure of the facility in May 2011. Production was transferred to the Canton, Georgia BioMedical facility during the year ended December 31, 2011.
Operating Income
As a result of the foregoing, operating income for 2012 increased by $31.8 million to $121.8 million from $90.0 million in 2011 and improved as a percentage of sales by 0.7 percentage points to 12.0%.

Interest Expense, Net and Financing Costs Amortization
For the year ended December 31, 2012, net interest expense was $15.7 million compared to $23.4 million for the year ended December 31, 2011. Interest expense for the year ended December 31, 2012 included $5.0 million of contractual 2.0% coupon interest and $9.1 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. The $7.7 million decrease in interest expense was primarily attributable to the $5.0 million call premium paid in conjunction with the early redemption of the Company's 9-1/8% Senior Subordinated Notes (“Subordinated Notes”) in October 2011 and additional interest expense as both the Convertible Notes and Subordinated Notes were outstanding for approximately two months during 2011. Financing costs amortization was $1.5 million and $4.4 million for years ended December 31, 2012 and 2011, respectively. The decrease of $2.9 million was primarily attributable to the $3.0 million write off of the remaining deferred financing fees related to the Subordinated Notes, which were redeemed in October 2011.
Foreign Currency (Gain) Loss
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
Income Tax Expense
Income tax expense of $30.8 million and $18.7 million for the years ended December 31, 2012 and 2011, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 29.9% and 29.7%, respectively. The increase in the effective tax rate for the year ended December 31, 2012 compared to the prior year period was primarily due to a decrease in the mix of income earned by certain of the Company's foreign entities which are taxed at lower rates than the U.S. federal statutory rate.
Net Income
As a result of the foregoing, net income for 2012 increased by $27.2 million to $71.3 million from $44.1 million in 2011 representing an increase of 61.8%.

Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or penalties. Our backlog as of December 31, 2013, 2012 and 2011 was $728.8 million, $617.4 million and $489.1 million, respectively.
The table below sets forth orders and backlog by segment for the periods indicated (dollar amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Orders
Energy & Chemicals	$294,921	$384,835	$392,112
Distribution & Storage	719,589	531,227	435,954
BioMedical	256,073	208,439	203,635
Total	$1,270,583	$1,124,501	$1,031,701
Backlog
Energy & Chemicals	$342,466	$365,470	$303,490
Distribution & Storage	363,480	228,204	169,246
BioMedical	22,890	23,760	16,332
Total	$728,836	$617,434	$489,068
Orders for 2013 were a record $1,270.6 million compared to $1,124.5 million for 2012, representing an increase of $146.1 million, or 13.0%. E&C segment orders were $294.9 million in 2013, a decrease of $89.9 million compared to 2012. Significant E&C segment orders for 2013 included several LNG liquefiers and ethylene plant orders. Orders in 2012 included orders in excess of $150 million for two large LNG baseload project awards in Australia. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly year over year. D&S segment orders for 2013 were a record $719.6 million compared to $531.2 million for 2012, an increase of $188.4 million, or 35.5%. D&S segment order increases were driven by strong demand for LNG-related equipment including LNG fuel stations and vehicle tanks. Significant D&S segment awards included orders in excess of $95 million for two orders from PetroChina for LNG mobile and fixed fuel stations. Orders for the BioMedical segment for 2013 were $256.1 million compared to orders of $208.4 million for 2012. Excluding orders incrementally added by the AirSep acquisition in the amount of $68.3 million, BioMedical segment orders were down year over year due to continued weakness in the European market, the impact of Medicare competitive bidding in the U.S.
Orders for 2012 were $1,124.5 million compared to $1,031.7 million for 2011, representing an increase of $92.8 million, or 9.0%. E&C segment orders were $384.8 million in 2012, a decrease of $7.3 million compared to 2011. E&C segment orders for 2012 included orders in excess of $150.0 million for two large LNG base-load projects in Australia, while 2011 included orders in excess of $130.0 million for two large natural gas-related projects. D&S segment orders for 2012 were $531.2 million compared to $436.0 million for 2011, an increase of $95.2 million, or 21.9%. D&S segment order trends, especially in LNG, were strong in China which partially offset shortfalls in Europe. Orders for the BioMedical segment for 2012 were $208.4 million compared to orders of $203.6 million for the year ended December 31, 2011. Excluding orders associated with the AirSep acquisition of $41.4 million, BioMedical segment orders were down year over year, largely due to weakness in Europe and the Medicare competitive bidding process in the United States.

Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company's Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is the Company's intention to settle any excess conversion value in shares of the Company's common stock. However, the Company may elect to settle, at its discretion, any such excess value in cash, shares of the Company's common stock or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of the Company's common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share. The Convertible Notes are currently eligible for conversion at the option of the holder from January 1, 2014 until March 31, 2014. There have been no conversions as of the date of this filing. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from working capital and borrowings under the Senior Credit Facility (as described below).
Senior Credit Facility: The Company entered into an amended and restated credit facility on April 25, 2012, which replaced the prior senior secured credit facility (“Prior Credit Facility”) with a five-year $375.0 million senior secured credit facility (“Senior Credit Facility”), which consisted of a $75.0 million term loan (the “Term Loan”) and a $300.0 million revolving credit facility (the “Revolving Credit Facility”), and the maturity date was extended two years until April 25, 2017. The Senior Credit Facility also includes an expansion option permitting the Company to add up to an aggregate $150.0 million in term loans or revolving credit commitments from its existing and potential new lenders. Under the terms of the Senior Credit Facility, 5% of the $75.0 million Term Loan is payable annually in quarterly installments over the first three years, 10% is payable annually in quarterly installments over the final two years, and the remaining balance is due on April 25, 2017. Significant financial covenants for the Senior Credit Facility include a maximum net debt to EBITDA ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0, which are the same limits that applied under the Prior Credit Facility. At December 31, 2013, there were $68.4 million in borrowings outstanding under the Term Loan and $24.8 million in letters of credit and bank guarantees supported by the Revolving Credit Facility. Availability under the Senior Credit Facility was $275.2 million at December 31, 2013. The Company was in compliance with all covenants, including its financial covenants, at December 31, 2013.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), a wholly-owned subsidiary of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China D&S Facilities”) which include a revolving line with 30.0 million Chinese yuan (equivalent to $4.9 million) in borrowing capacity, a bonding/guarantee facility with up to 50.0 million Chinese yuan (equivalent to $8.2 million) in borrowing capacity, and an overdraft facility with 10.0 million Chinese yuan (equivalent to $1.6 million) in borrowing capacity. Any drawings made by CCESC and CCDEC under the China D&S Facilities are guaranteed by the Company.
CCDEC also maintains a facility with Bank of China with capacity of up to 20.0 million Chinese yuan (equivalent to $3.3 million). At December 31, 2013, there was 20.0 million Chinese yuan (equivalent to $3.3 million) outstanding under this facility, bearing interest at 6.6%. The facility matures on March 19, 2014.
At December 31, 2013, CCESC and CCDEC had 8.0 million Chinese yuan (equivalent to $1.3 million) and 5.6 million Chinese yuan (equivalent to $0.9 million) in bank guarantees, respectively.
Foreign Facilities – Ferox: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $8.8 million). Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. Neither of the facilities allows revolving credit borrowings, including overdraft protection. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% p.a. on the face amount of each guarantee or letter of credit. Ferox’s land, buildings and accounts receivable secure the credit facilities. At December 31, 2013, there were bank guarantees of 77.1 million Czech koruna (equivalent to $3.9 million) supported by the Ferox credit facilities.
Our debt and related covenants are further described in Note 7 to our consolidated financial statements included elsewhere in this report.

Sources and Uses of Cash
Our foreign subsidiaries held cash of approximately $97.1 million and $115.5 million at December 31, 2013 and December 31, 2012, respectively, to meet their liquidity needs. No material restrictions exist in accessing cash held by our foreign subsidiaries and we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. We believe that our existing cash and cash equivalents, funds available under our debt facilities and cash provided by operations will be sufficient to finance our normal working capital needs, acquisition obligations, and investments in properties, facilities and equipment for the foreseeable future.
Years Ended December 31, 2013 and 2012
Our cash and cash equivalents totaled $137.3 million as of December 31, 2013, a decrease of $4.2 million from the balance at December 31, 2012. Cash provided by operating activities for the year ended December 31, 2013 was $59.7 million compared to cash provided by operating activities of $87.6 million for the year ended December 31, 2012. The decrease of $27.9 million was primarily due to an increase in accounts receivable largely driven by the E&C and D&S segments, partially offset by an increase in net income.
Cash used in investing activities for the years ended December 31, 2013 and 2012 was $75.0 million and $224.3 million, respectively. The year ended December 31, 2012 included an investment of $182.5 million for the AirSep acquisition, whereas in 2013 we used $3.0 million in cash (net) to fund the acquisition of 80% of the shares of Nanjing Xinye Electric Engineering Co., Ltd. Capital expenditures for 2013 were $72.6 million compared with $43.7 million for 2012. Major capital expenditures for the year ended December 31, 2013 included capacity expansion projects in D&S and E&C in response to continued growth in the energy industry.
Cash provided by financing activities for the year ended December 31, 2013 was $8.1 million compared to $17.4 million for the year ended December 31, 2012. During the year ended December 31, 2013, the Company made $3.7 million in scheduled quarterly principal payments on the term loan portion of the Senior Credit Facility. Additionally, the Company borrowed $214.6 million and repaid $211.4 million from its Revolving Credit Facility and foreign facilities primarily to fund working capital needs. Excess tax benefits from share-based compensation were $6.7 million. The Company received $5.3 million in proceeds for stock option exercises which were offset by $2.0 million for the purchase of common stock which was surrendered to cover tax withholding elections. Finally, the company paid a $1.4 million distribution to one of its noncontrolling interests.
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
Cash provided by financing activities for the year ended December 31, 2012 was $17.4 million compared to $67.7 million for the year ended December 31, 2011. The Company received $21.4 million in proceeds from its Term Loan offset by $4.4 million in scheduled quarterly principal payments on the term loan portions of both the Prior Credit Facility and Senior Credit Facility. The Company also borrowed and repaid $73.0 million from its Revolving Credit Facility and used $4.8 million to repay a foreign facility. In addition, the Company had a $9.0 million tax benefit from the exercise of stock options and received $3.5 million in proceeds for stock option exercises which were offset by $4.5 million for common stock repurchases to cover tax withholding elections during the year ended December 31, 2012. Other uses of cash during 2012 included $1.4 million in payments for financing fees and a $1.3 million contingent consideration payment related to the 2010 acquisition of Cryotech International.

Cash Requirements
The Company does not anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2014. Management anticipates the Company will be able to satisfy cash requirements for its ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We expect capital expenditures for 2014 to be in the range of $60.0 to $90.0 million primarily for the continued expansion of the brazed aluminum heat exchanger facility in La Crosse, Wisconsin and capital expansion and improvement projects across our D&S segment. In addition, the Company expects to use approximately $13.0 million during the next six months to expand its business lines and production capabilities for E&C segment products in Wuxi, China in connection with a previously announced acquisition.
In 2014, the Company is forecasting to use approximately $6.7 million for scheduled interest payments under the Senior Credit Facility and Convertible Notes. We are also required to make quarterly principal payments of $0.9 million in 2014 under the Senior Credit Facility. In addition, we are forecasting to use approximately $23.0 to $27.0 million of cash to pay U.S. and foreign income taxes, approximately $1.7 million of cash to fund our defined benefit pension plans under ERISA funding requirements, and approximately $1.2 million for dividend payments to a noncontrolling interest.
Contractual Obligations
Our known contractual obligations as of December 31, 2013 and cash requirements resulting from those obligations are as follows (all dollar amounts in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt (1)	$321,718	$7,030	$14,063	$300,625	$—
Interest on long-term debt (2)	29,876	6,656	12,912	10,308	—
Operating leases	38,416	10,195	11,711	7,327	9,183
Purchase obligations (3)	4,475	4,475	—	—	—
Pension obligations (4)	9,129	1,729	3,100	4,300	—
Total contractual cash obligations	$403,614	$30,085	$41,786	$322,560	$9,183
 _______________

(1)
The $250,000 principal balance of the Convertible Notes will mature on August 1, 2018, yet the carrying amount of the Convertible Notes is treated as current for financial statement reporting purposes.

(2)
The interest payments in the above table were estimated based upon our existing debt structure at December 31, 2013, which included the Senior Credit Facility and Convertible Notes, less scheduled debt payments each year, and the interest rates in effect at December 31, 2013.

(3)	Purchase obligations represent orders for metals to be consumed in the normal course of business.

(4)	The planned funding of the pension obligations is based upon actuarial and management estimates taking into consideration the current status of the plan.
Not included in the table above are unrecognized tax benefits of $0.9 million at December 31, 2013 and a contingent consideration arrangement from a prior acquisition with a maximum potential payout of $3.0 million.
Our commercial commitments as of December 31, 2013, which include standby letters of credit and bank guarantees, represent potential cash requirements resulting from contingent events that require performance by us or our subsidiaries pursuant to funding commitments, and are as follows (all dollar amounts in thousands):

	Total	Expiring in 2014	Expiring in 2015 and beyond

Standby letters of credit	$15,535	$5,402	$10,133
Bank guarantees	15,329	11,137	4,192
Total commercial commitments	$30,864	$16,539	$14,325
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
Foreign Operations
During 2013, we had operations in Australia, Asia and Europe, which accounted for approximately 34.4% of consolidated sales and 35.2% of total assets at December 31, 2013. Functional currencies used by these operations include the Chinese yuan, the euro, Japanese yen, and the British pound. We are exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by our domestic operations in currencies other than the U.S. dollar. The majority of these functional currencies and the other currencies in which we record transactions are fairly stable. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled us to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations or the volume of forward contracts changes.
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
Accounts Receivable, Net of Allowances.  We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount we believe will be collected. We also record allowances for doubtful accounts based on historical experience. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), our estimates of the collectibility of amounts due could be changed by a material amount. When collection of a specific amount due is deemed remote, the account is written off against the allowance.
Goodwill and Indefinite-Lived Intangible Assets.  We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, as of October 1 or whenever events or changes in circumstances indicate that an evaluation should be completed. The reporting units are the same as our operating segments, which are also our reportable segments: Energy & Chemicals, Distribution & Storage, and BioMedical. We first evaluate relevant events and circumstances, such as macroeconomic conditions and our overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh these factors in totality in forming a conclusion whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the first and second steps of the goodwill impairment test are not necessary. Otherwise, we would perform the first step of the two-step goodwill impairment test.
Alternatively, we may also bypass such a qualitative assessment and proceed directly to the goodwill test utilizing a two-step approach. We estimate the fair value of our reporting units by using income and market approaches to develop fair value estimates, which are weighted equally to arrive at a fair value estimate for each reporting unit. With respect to the income approach, a model has been developed to estimate the fair value of each reporting unit. This fair value model incorporates estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. With respect to the market approach, a guideline company method is used selecting companies with similar assets or businesses to estimate fair value of each reporting unit. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill.
With respect to indefinite-lived intangible assets, we first evaluate relevant events and circumstances to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, in weighing all relevant events and circumstances in totality, we determine that it is not more likely than not that an indefinite-lived intangible asset is impaired, no further action is necessary. Otherwise, we would determine the fair value of indefinite-lived intangible assets and perform a quantitative impairment assessment by comparing the indefinite-lived intangible asset's fair value to its carrying amount in accordance with Accounting Standards Codification (“ASC”) Subtopic 350-30. We may bypass such a qualitative assessment and proceed directly to the quantitative assessment. We estimate the fair value of our indefinite-lived assets using the relief-from-royalty method within the income approach. Under this method, fair value is estimated by discounting the royalty savings as well as any tax benefits related to ownership to a present value.
We elected to bypass the qualitative assessments for both goodwill and indefinite-lived intangible assets and performed the impairment tests using quantitative assessments as of October 1, 2013. With respect to goodwill, the estimated fair values substantially exceeded the carrying amounts for all reporting units. Therefore, there was no goodwill impairment in 2013. Furthermore, the fair values of each indefinite-lived intangible asset exceeded its carrying amount. Therefore, there was no impairment of indefinite-lived intangible assets in 2013.
We recorded an impairment loss of $3.1 million during 2012 resulting in the elimination of IPR&D indefinite-lived intangible assets related to a prior BioMedical segment acquisition. Higher forecasted costs and project delays represented impairment indicators requiring us to re-evaluate the fair value of the IPR&D indefinite-lived intangible assets. We conducted an impairment test based on the multi-period excess earnings valuation method which determines fair value based on the present value of the prospective net cash flow attributable to the intangible asset.  We determined that the fair value of the IPR&D indefinite-lived intangible assets was zero and impaired the intangible assets by a value equal to their carrying amount.
Pensions. We sponsor one defined benefit pension plan which has been frozen since February 2006. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation. We recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income. Our funding policy is to contribute at least the minimum funding amounts required by law. We have chosen policies according to accounting guidance that allow the use of a calculated value of plan assets (which is further described below), which generally reduces the volatility of pension expense (income) from changes in pension liability discount rates and the performance of the pension plans’ assets.
A significant element in determining our pension expense in accordance with accounting guidance is the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets as of December 31, 2013 and 2012 was 7.25% and 7.75%, respectively. The expected return assumptions were developed using an averaging formula based upon the plans’ investment guidelines, mix of asset classes, historical returns of equities and bonds, and expected future returns. We believe our assumptions for expected future returns are reasonable. However, we cannot guarantee that we will achieve these returns in the future. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets that reduces pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future net periodic pension expense.
At the end of each year, we determine the rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency and the expected timing of benefit payments under the plan. At December 31, 2013, we determined this rate to be 4.75% as compared to 3.75% in 2012. Changes in discount rates over the past three years have not materially affected pension expense (income), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized over the expected future service of participants.
At December 31, 2013, our consolidated net pension liability recognized was $7.7 million, a decrease of $11.6 million from December 31, 2012. This decrease in liability was largely due to a higher discount rate used on the interest cost for the projected benefit obligation as a result of higher interest rates. Employer contributions to the plan were $0.6 million and benefit payments were $1.8 million in fiscal 2013. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $0.8 million, $0.5 million, and $0.2 million of net periodic pension expense, respectively. See Note 15 to our financial statements included elsewhere in this report for further information.
Product Warranty Costs.  We provide product warranties with varying terms and durations for the majority of our products. We estimate product warranty costs and accrue for these costs as products are sold. The warranty reserve includes both a general reserve component, calculated based upon historical experience over the warranty period for each product and a specific reserve component for any specifically identified warranty issues. Due to the uncertainty and potential volatility of these warranty estimates, changes in assumptions including expected warranty claims and costs to satisfy those claims or specifically identified issues could materially affect net income.
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
Share-based Employee Compensation.  Share-based compensation expense is calculated based on the estimated fair value of our stock options, restricted stock awards, performance stock units and leveraged restricted stock units. Fair value of stock options is calculated using the Black-Scholes pricing model. Fair value of restricted stock awards is based on our market price on the date of grant. Fair value of performance stock units is based on our market price on the date of grant and pre-determined performance condition targets as determined by the Compensation Committee of the Board of Directors. Fair value of leveraged restricted stock units is based on market conditions and calculated using a Monte Carlo simulation model. The grant-date fair value calculation requires the use of variables such as exercise term of the option, future volatility, dividend yield and risk-free interest rate. Share-based compensation expense is generally recognized over the vesting period of the share-based award after consideration of the estimated forfeiture rates.
Recently Adopted Accounting Standard
Effective 2013, the Company adopted the new guidance issued by the Financial Accounting Standards Board (“FASB”) regarding accumulated other comprehensive income disclosures. Specifically, the standard requires additional disclosures when reporting amounts reclassified out of accumulated other comprehensive income. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.
Forward-Looking Statements
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the loss of, or a significant reduction or delay in purchases by, our largest customers;

•	the fluctuations in energy prices;

•	the potential for negative developments in the natural gas industry related to hydraulic fracturing;

•	competition in our markets;

•	governmental energy policies could change, or expected changes could fail to materialize;

•	our ability to successfully manage our planned operational expansions;

•	economic downturns and deteriorating financial conditions;

•	our ability to manage our fixed-price contract exposure;

•	our reliance on the availability of key supplies and services;

•	degradation of our backlog as a result of modification or termination of orders;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	changes in government health care regulations and reimbursement policies;

•	general economic, political, business and market risks associated with our global operations;

•	litigation and disputes involving us, including the extent of product liability, warranty, contract, employment, intellectual property and environmental claims asserted against us;

•	our warranty reserves may not adequately cover our warranty obligations;

•	the loss of key employees;

•	fluctuations in foreign currency exchange rates and interest rates;

•	financial distress of third parties;

•	United States Food and Drug Administration and comparable foreign regulation of our products;

•	the pricing and availability of raw materials;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	our ability to protect our intellectual property and know-how;

•	the impairment of our goodwill or other intangible assets;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	technological security threats and our reliance on information systems;

•	claims that our products or processes infringe intellectual property rights of others;

•	additional liabilities related to taxes;

•	our ability to continue our technical innovation in our product lines;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	increased government regulation;

•	the underfunded status of our pension plan;

•	the risk of potential violations of the Foreign Corrupt Practices Act;

•	disruptions in our operations due to severe weather;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	risks associated with our indebtedness, leverage, debt service and liquidity;

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
Interest Rate Risk: The Company's primary interest rate risk exposure results from the Senior Credit Facility’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from December 31, 2013 rates, and assuming no changes in debt from the December 31, 2013 levels, our additional annual expense would be approximately $1.4 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the Norwegian krone, the Canadian dollar and the Chinese yuan. Monthly measurement, revaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At December 31, 2013, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.
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
The Company also entered into separate warrant transactions with the Option Counterparties initially relating to the number of shares of the Company’s common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the price per share of the Company's common stock exceeds the strike price of the warrants unless the Company elects, subject to certain conditions, to settle the warrants in cash. The cap price of the capped call transactions and the strike price of the warrant transactions was initially $84.96 per share. Further information is located in Note 7 to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
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
Covenant levels and pro forma ratios for the four quarters ended December 31, 2013 are as follows:

	Covenant Level	Four Quarters Ended December 31, 2013 Ratio
Senior Credit Facility (1) (2)
Minimum Adjusted EBITDA* to cash interest ratio	3.00x	30.14x
Maximum funded indebtedness to Adjusted EBITDA* ratio	3.25x	1.06x

_______________

(1)
Failure to satisfy these ratio requirements would constitute a default under the Senior Credit Facility. If lenders under the Senior Credit Facility failed to waive any such default, repayment obligations under the Senior Credit Facility could be accelerated, which would also constitute a default under the indenture for the Convertible Notes.

(2)	The ratio is calculated giving pro forma effect to Term Loan principal payments during 2013.

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
Evaluation of Disclosure Controls and Procedures
As of December 31, 2013, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting is set forth on page F-1 of this Annual Report on Form 10-K and incorporated herein by reference.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is set forth in Item 8. “Financial Statements and Supplementary Data,” on page F-3 under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

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
Information required by this item as to the Directors of the Company appearing under the caption “Election of Directors” in the Company’s 2014 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 is set forth in the 2014 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” which information is incorporated herein by reference. Information required by Items 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is set forth in the 2014 Proxy Statement under the headings “Information Regarding Meetings and Committees of the Board of Directors,” “Code of Ethical Business Conduct and Officer Code of Ethics” and “Stockholder Communications with the Board,” which information is incorporated herein by reference.
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
The information required by Item 402 of Regulation S-K is set forth in the 2014 Proxy Statement under the heading “Executive and Director Compensation,” which information is incorporated herein by reference. The information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K is set forth in the 2014 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth in the 2014 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth in the 2014 Proxy Statement under the headings “Related Party Transactions” and “Director Independence,” which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item is set forth in the 2014 Proxy Statement under the heading “Principal Accounting Fees and Services,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this 2013 Annual Report on Form 10-K:
1. Financial Statements.  The following consolidated financial statements of the Company and its subsidiaries and the reports of the Company’s independent registered public accounting firm are incorporated by reference in Item 8:
Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
2. Financial Statement Schedules.  The following additional information should be read in conjunction with the consolidated financial statements:
Schedule II Valuation and Qualifying Accounts for the Years Ended December 31, 2013, 2012 and 2011
All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
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
Date: February 25, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title

/S/ SAMUEL F. THOMAS	Chairman, Chief Executive Officer, President and a Director
Samuel F. Thomas

/S/ MICHAEL F. BIEHL	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Michael F. Biehl

/S/ KENNETH J. WEBSTER	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Kenneth J. Webster

/S/ W. DOUGLAS BROWN	Director
W. Douglas Brown

/S/ RICHARD E. GOODRICH	Director
Richard E. Goodrich

/S/ STEVEN W. KRABLIN	Director
Steven W. Krablin

/S/ MICHAEL W. PRESS	Director
Michael W. Press

/S/ THOMAS L. WILLIAMS	Director
Thomas L. Williams
Date: February 25, 2014

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING
Management of Chart Industries, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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
Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (“COSO”).
Based on this assessment, management has determined that the Company’s internal control over financial reporting is effective as of December 31, 2013.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

/S/ SAMUEL F. THOMAS	/S/ MICHAEL F. BIEHL
Samuel F. Thomas	Michael F. Biehl
Chairman, Chief Executive Officer and President	Executive Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Chart Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chart Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Cleveland, Ohio
February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Chart Industries, Inc. and Subsidiaries

We have audited Chart Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Chart Industries, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Chart Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chart Industries, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Cleveland, Ohio
February 25, 2014

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in thousands, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$137,345	$141,498
Accounts receivable, less allowances of $5,654 and $4,080	224,114	150,296
Inventories, net	213,004	196,501
Unbilled contract revenue	31,976	25,302
Prepaid expenses	12,257	11,560
Deferred income taxes	14,675	15,282
Other current assets	16,072	15,985
Total Current Assets	649,443	556,424
Property, plant and equipment, net	224,205	169,776
Goodwill	398,905	398,941
Identifiable intangible assets, net	172,142	189,463
Other assets	16,935	13,237
TOTAL ASSETS	$1,461,630	$1,327,841
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$101,805	$100,528
Customer advances and billings in excess of contract revenue	102,048	89,081
Accrued salaries, wages and benefits	39,961	30,815
Current portion of warranty reserve	19,567	19,131
Short-term debt	3,280	—
Current convertible notes	193,437	—
Current portion of long-term debt	3,750	3,750
Other current liabilities	35,456	30,470
Total Current Liabilities	499,304	273,775
Long-term debt	64,688	252,021
Long-term deferred tax liabilities	47,716	46,285
Long-term portion of warranty reserve	14,260	25,355
Accrued pension liabilities	7,719	19,327
Other long-term liabilities	9,360	11,295
Total Liabilities	643,047	628,058

Convertible notes conversion feature	56,563	—
Equity
Common stock, par value $.01 per share — 150,000,000 shares authorized, as of December 31, 2013 and 2012, respectively; 30,378,502 and 30,041,584 shares issued and outstanding at December 31, 2013 and 2012, respectively	304	300
Additional paid-in capital	311,972	348,526
Retained earnings	429,187	346,011
Accumulated other comprehensive income	13,322	1,641
Total Chart Industries, Inc. Shareholders’ Equity	754,785	696,478
Noncontrolling interests	7,235	3,305
Total Equity	762,020	699,783
TOTAL LIABILITIES AND EQUITY	$1,461,630	$1,327,841
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(Dollars and shares in thousands, except per share amounts)
Sales	$1,177,438	$1,014,152	$794,585
Cost of sales	825,715	708,989	549,139
Gross profit	351,723	305,163	245,446
Selling, general and administrative expenses	196,496	165,488	140,535
Amortization expense	19,230	14,792	13,376
Impairment of intangible assets	—	3,070	—
Loss on disposal of assets	—	—	1,541
Operating expenses	215,726	183,350	155,452
Operating income	135,997	121,813	89,994
Other expenses (income):
Interest expense, net	16,275	15,679	23,371
Financing costs amortization	1,306	1,530	4,383
Foreign currency (gain) loss	(242)	1,498	(734)
Other expenses, net	17,339	18,707	27,020
Income before income taxes	118,658	103,106	62,974
Income tax expense (benefit):
Current	32,903	35,300	21,221
Deferred	(1,607)	(4,518)	(2,491)
Income tax expense, net	31,296	30,782	18,730
Net income	87,362	72,324	44,244
Noncontrolling interests, net of taxes	4,186	1,029	168
Net income attributable to Chart Industries, Inc.	$83,176	$71,295	$44,076
Net income attributable to Chart Industries, Inc. per common share:
Basic	$2.75	$2.39	$1.51
Diluted	$2.60	$2.36	$1.47
Weighted-average number of common shares outstanding:
Basic	30,209	29,786	29,165
Diluted	31,931	30,194	29,913
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net income	$87,362	$72,324	$44,244
Other comprehensive income (loss):
Foreign currency translation adjustments	4,362	1,575	(2,169)
Defined benefit pension plan:
Actuarial gain (loss) on remeasurement	10,380	(5,597)	(7,513)
Amortization of prior service cost included in net periodic pension cost	1,348	974	365
Defined benefit pension plan	11,728	(4,623)	(7,148)
Other comprehensive income (loss), before tax	16,090	(3,048)	(9,317)
Income tax (expense) benefit related to defined benefit pension plan	(4,265)	1,699	2,633
Other comprehensive income (loss), net of taxes	11,825	(1,349)	(6,684)
Comprehensive income	99,187	70,975	37,560
Less: comprehensive income attributable to noncontrolling interests, net of taxes	(4,330)	(1,032)	(302)
Comprehensive income attributable to Chart Industries, Inc.	$94,857	$69,943	$37,258
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$87,362	$72,324	$44,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,389	32,196	27,915
Interest accretion of convertible notes discount	9,854	9,109	3,589
Financing costs amortization	1,306	1,530	4,383
Call premium related to redemption of long-term debt	—	—	4,964
Employee share-based compensation expense	9,989	7,461	5,433
Loss on disposal of assets	—	—	1,541
Impairment of intangible assets	—	3,070	—
Unrealized foreign currency transaction (gain) loss	(3,388)	96	(180)
Deferred income tax benefit	(1,607)	(4,518)	(2,491)
Reversal of contingent consideration liability	—	(4,620)	—
Other non-cash operating activities	4,514	6,165	(536)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(69,287)	3,422	(34,359)
Inventory	(12,679)	(15,777)	(31,628)
Unbilled contract revenues and other current assets	(10,875)	(7,465)	(10,479)
Accounts payable and other liabilities	(5,259)	2,936	18,129
Deferred income taxes	(793)	663	138
Customer advances and billings in excess of contract revenue	10,137	(18,951)	50,995
Net Cash Provided By Operating Activities	59,663	87,641	81,658
INVESTING ACTIVITIES
Capital expenditures	(72,585)	(43,685)	(22,380)
Proceeds from sale of assets	569	2,073	—
Acquisition of businesses, net of cash acquired	(2,965)	(182,450)	(37,680)
Other investing activities	—	(285)	388
Net Cash Used In Investing Activities	(74,981)	(224,347)	(59,672)
FINANCING ACTIVITIES
Proceeds from long-term debt	—	21,375	—
Borrowings on revolving credit facilities	214,623	73,012	4,758
Repayments on revolving credit facilities	(211,403)	(77,770)	—
Principal payments on long-term debt	(3,750)	(4,438)	(6,500)
Payment of deferred financing costs	—	(1,445)	(7,277)
Retirement of long-term debt, including call premium	—	—	(168,139)
Proceeds from issuance of convertible notes	—	—	250,000
Proceeds from issuance of warrants	—	—	48,848
Payment for call options related to convertible notes	—	—	(66,486)
Payment of contingent consideration	—	(1,300)	(1,300)
Proceeds from exercise of stock options	5,335	3,519	7,027
Tax benefit from exercise of stock options	6,673	8,972	7,879
Common stock repurchases	(2,002)	(4,484)	(1,099)
Dividend distribution to noncontrolling interest	(1,369)	—	—
Net Cash Provided By Financing Activities	8,107	17,441	67,711
Effect of exchange rate changes on cash	3,058	3,902	2,052
Net (decrease) increase in cash and cash equivalents	(4,153)	(115,363)	91,749
Cash and cash equivalents at beginning of period	141,498	256,861	165,112
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$137,345	$141,498	$256,861

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
	Shares Outstanding	Amount		Retained Earnings			Total Equity
	(Dollars and shares in thousands)
Balance at January 1, 2011	28,832	$288	$258,425	$230,640	$9,811	$2,210	$501,374
Net income	—	—	—	44,076	—	168	44,244
Other comprehensive (loss) income	—	—	—	—	(6,818)	134	(6,684)
Equity component of convertible notes issuance, net of deferred financing fees and deferred taxes	—	—	48,521	—	—	—	48,521
Proceeds from issuance of warrants	—	—	48,848	—	—	—	48,848
Purchase of call options net of deferred taxes	—	—	(41,993)	—	—	—	(41,993)
Share-based compensation expense	—	—	5,433	—	—	—	5,433
Common stock issued from share-based compensation plans	814	8	7,019	—	—	—	7,027
Tax benefit from exercise of stock options	—	—	7,879	—	—	—	7,879
Common stock repurchases	(33)	—	(1,099)	—	—	—	(1,099)
Other	—	—	1	—	—	—	1
Balance at December 31, 2011	29,613	296	333,034	274,716	2,993	2,512	613,551
Net income	—	—	—	71,295	—	1,029	72,324
Other comprehensive (loss) income	—	—	—	—	(1,352)	3	(1,349)
Share-based compensation expense	—	—	7,461	—	—	—	7,461
Common stock issued from share-based compensation plans	499	5	3,515	—	—	—	3,520
Tax benefit from exercise of stock options	—	—	8,972	—	—	—	8,972
Common stock repurchases	(70)	(1)	(4,484)	—	—	—	(4,485)
Other	—	—	28	—	—	(239)	(211)
Balance at December 31, 2012	30,042	300	348,526	346,011	1,641	3,305	699,783
Net income	—	—	—	83,176	—	4,186	87,362
Other comprehensive income (loss)	—	—	—	—	11,681	144	11,825
Share-based compensation expense	—	—	9,989	—	—	—	9,989
Common stock issued from share-based compensation plans	367	4	5,335	—	—	—	5,339
Tax benefit from exercise of stock options	—	—	6,673	—	—	—	6,673
Common stock repurchases	(30)	—	(2,002)	—	—	—	(2,002)
Convertible notes conversion feature	—	—	(56,563)	—	—	—	(56,563)
Acquisition of business, noncontrolling interest	—	—	—	—	—	969	969
Dividend distribution to noncontrolling interest	—	—	—	—	—	(1,369)	(1,369)
Other	—	—	14	—	—	—	14
Balance at December 31, 2013	30,379	$304	$311,972	$429,187	$13,322	$7,235	$762,020
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share amounts)

NOTE 1 — Nature of Operations and Principles of Consolidation
Nature of Operations:  Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart” or “we”), is a leading global manufacturer of standard and custom-engineered products and systems serving a wide variety of low-temperature and cryogenic applications. The Company has developed an expertise in medical respiratory equipment and cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero. The majority of the Company’s products, including vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components, are used throughout the liquid-gas supply chain for the purification, liquefaction, distribution, storage and end-use of industrial gases and hydrocarbons. The Company has domestic operations located across the United States, including principal executive offices located in Ohio, and an international presence in Asia, Australia and Europe.
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
NOTE 2 — Significant Accounting Policies
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
Accounts Receivable, Net of Allowances:  The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, or substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. The Company also records allowances for doubtful accounts based on historical experience. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), the Company's estimates of the collectibility of amounts due could be changed by a material amount. When collection of a specific amount due is deemed remote, the account is written off against the allowance.
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
Long-lived Assets: The Company monitors its property, plant and equipment, and finite-lived intangible assets for impairment indicators on an ongoing basis. If impairment indicators exist, the Company performs the required analysis and records impairment charges. In conducting its analysis, the Company compares the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal forecasts as well as assumptions related to discount rates. Changes in

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets. The Company amortizes intangible assets that have finite lives over their estimated useful lives.
Goodwill and Indefinite-Lived Intangible Assets:  Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. The Company does not amortize goodwill or indefinite-lived intangible assets, but reviews them for impairment annually as of October 1 or whenever events or changes in circumstances indicate that an evaluation should be completed.
With respect to goodwill, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The reporting units are the same as our operating segments, which are also the reportable segments: Energy & Chemicals, Distribution & Storage, and BioMedical. Alternatively, the Company may also bypass such a qualitative assessment and proceed directly to the goodwill test utilizing a two-step approach. Under the qualitative assessment, the Company first evaluates relevant events and circumstances, such as macroeconomic conditions and the Company's overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company then evaluates how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weighs these factors in totality in forming a conclusion whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the first and second steps of the goodwill impairment test are not necessary. Otherwise, the Company would perform the first step of the two-step goodwill impairment test. If the carrying amount of the reporting unit goodwill exceeds its fair value, further analysis is performed to measure the amount of impairment loss, if any.
Similar to the qualitative goodwill impairment testing screen, the Company may first evaluate relevant events and circumstances to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Alternatively, the Company also may bypass such a qualitative assessment and proceed directly to the quantitative assessment. If, in weighing all relevant events and circumstances in totality, the Company determines that it is not more likely than not that an indefinite-lived intangible asset is impaired, no further action is necessary. Otherwise, the Company would determine the fair value of indefinite-lived intangible assets and perform a quantitative impairment assessment by comparing the indefinite-lived asset's fair value to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess.
The Company estimates the fair value of its reporting units by using income and market approaches to develop fair value estimates, which are weighted equally to arrive at a fair value estimate for each reporting unit. With respect to the income approach, a model has been developed to estimate the fair value of each reporting unit. This fair value model incorporates estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. With respect to the market approach, a guideline company method is used selecting companies with similar assets or businesses to estimate fair value of each reporting unit. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill. The Company estimates the fair value of its indefinite-lived assets using the relief-from-royalty method within the income approach. Under this method, fair value is estimated by discounting the royalty savings as well as any tax benefits related to ownership to a present value.
Convertible Debt: The Company determined that the embedded conversion feature within the Company's 2.0% Convertible Senior Subordinated Notes due 2018 (the “Convertible Notes”) was clearly and closely related to the Company’s common stock and therefore exempt from separate accounting treatment. Convertible Notes exempt from derivative accounting are recognized by bifurcating the principal balance into a liability component and an equity component where the fair value of the liability component is estimated by calculating the present value of its cash flows discounted at an interest rate that the Company would have received for similar debt instruments that have no conversion rights (the “straight-debt rate”), and the equity component is the residual amount, net of tax, which creates a discount on the Convertible Notes. The Company recognizes non-cash interest accretion expense related to the carrying amount of the Convertible Notes which is accreted back to its principal amount over the expected life of the debt, which is also the stated life of the debt.
Financial Instruments:  The fair values of cash equivalents, accounts receivable, accounts payable and short-term bank debt approximate their carrying amount because of the short maturity of these instruments.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

To minimize credit risk from trade receivables, the Company reviews the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitors the financial condition of customers to help ensure timely collections and to minimize losses. Additionally, for certain domestic and foreign customers, particularly in the Energy & Chemicals segment, the Company requires advance payments, letters of credit and other such guarantees of payment. Certain customers also require the Company to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order.
Derivative Financial Instruments:  The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency risk that exists as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument. The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the U.S. dollar, the euro, the Japanese yen, the Czech koruna, the Australian dollar, the Norwegian krone, the Canadian dollar and the Chinese yuan. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Foreign currency forward contracts are measured at fair value and recorded on the consolidated balance sheets as other current liabilities or assets. Changes in their fair value are recorded in the consolidated statements of income as foreign currency gains or losses. The Company's foreign currency forward contracts are not exchange traded instruments and, accordingly, the valuation is performed using Level 2 inputs as defined in Note 11. Gains or losses on settled or expired contracts are recorded in the consolidated statements of income as foreign currency gains or losses.
Product Warranties:  The Company provides product warranties with varying terms and durations for the majority of its products. The Company calculates its warranty reserve by considering historical warranty experience and specifically identified warranty issues. The Company records warranty expense in cost of sales. Product warranty claims not expected to occur within one year are recorded in the long-term portion of the warranty reserve in the consolidated balance sheets. Actual experience could differ from the amounts estimated requiring adjustments to the liability in future periods.
Revenue Recognition:  For the majority of the Company’s products, revenue is recognized when products are shipped, title has transferred and collection is reasonably assured. For these products, there is also persuasive evidence of an arrangement and the selling price to the buyer is fixed or determinable. For brazed aluminum heat exchangers, cold boxes, liquefied natural gas fueling stations, engineered tanks and commercial oxygen generation systems, the Company primarily uses the percentage of completion method of accounting. Earned revenue is based on the percentage of incurred costs to date compared to total estimated costs at completion after giving effect to the most current estimates. Timing of amounts billed on contracts varies from contract to contract and could cause significant variation in working capital needs. The Company reports sales net of tax assessed by qualifying governmental authorities. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claims and change orders, if any. Losses expected to be incurred on contracts in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to operations as soon as such losses are known. Pre-contract costs relate primarily to salaries and benefits incurred to support the selling effort and are expensed as incurred. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage of incurred costs to date compared to total estimated costs at completion. Certain contracts include incentive-fee arrangements. The incentive fees in such contracts can be based on a variety of factors, but the most common are the achievement of target completion dates, target costs, and/or other performance criteria. Incentive-fee revenue is not recognized until it is earned.
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
Selling, General and Administrative (“SG&A”) Expenses: SG&A expenses include selling, marketing, customer service, product management, design engineering, and other administrative expenses not directly supporting the manufacturing process as well as depreciation and amortization expense associated with non-manufacturing assets. In addition, SG&A expenses

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

include corporate operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and share-based compensation expense.
Shipping and Handling Costs:  Amounts billed to customers for shipping are classified as sales, and the related costs are classified as cost of sales on the consolidated statements of income. Shipping revenue of $12,213, $10,111 and $8,595 for the years ended December 31, 2013, 2012 and 2011, respectively, are included in sales. Shipping costs of $15,927, $13,344, and $11,443 for the years ended December 31, 2013, 2012 and 2011, respectively, are included in cost of sales.
Advertising Costs:  The Company incurred advertising costs of $4,515, $4,828 and $4,548 for the years ended December 31, 2013, 2012 and 2011, respectively. Such costs are expensed as incurred and included in SG&A expenses on the consolidated statements of income.
Research and Development Costs:  The Company incurred research and development costs of $14,941, $14,398 and $11,253 for the years ended December 31, 2013, 2012 and 2011, respectively. Such costs are expensed as incurred and included in SG&A expenses on the consolidated statements of income.
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
Share-based Compensation:  The Company measures share-based compensation expense for share-based payments to employees and directors, including grants of employee stock options, restricted stock awards, performance stock units, and leveraged restricted stock units based on the grant-date fair value net of estimated forfeitures. Fair value of stock options is calculated using the Black-Scholes pricing model. Fair value of restricted stock awards is based on the Company's market price on the date of grant. Fair value of performance stock units is based on the Company's market price on the date of grant and pre-determined performance condition targets as determined by the Compensation Committee of the Board of Directors. Fair value of leveraged restricted stock units is based on market conditions and calculated using a Monte Carlo simulation model. The grant-date fair value calculation requires the use of variables such as exercise term of the option, future volatility, dividend yield and risk-free interest rate. Share-based compensation expense is recognized over the requisite service period, which is generally the vesting period.
During the year, the Company may repurchase shares of common stock from equity plan participants to satisfy tax withholding obligations relating to the vesting or payment of equity awards. All such repurchased shares are subsequently retired during the period in which they occur.
Recently Adopted Accounting Pronouncement: In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments require entities to provide additional disclosures about reclassifications out of accumulated other comprehensive income. The adoption of this guidance did not have a material impact on the financial statements of the Company.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 3 — Balance Sheet Components
The following table summarizes the components of other current assets, other assets, other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets:

	December 31,
	2013	2012
Other current assets:
Deposits	$255	$244
Assets held for sale	650	650
Other receivables	15,167	15,091
Other current assets	$16,072	$15,985
Other assets:
Deferred financing costs	$5,240	$6,546
Cash value of life insurance	1,691	1,488
Other	10,004	5,203
Other assets	$16,935	$13,237
Other current liabilities:
Accrued interest	$2,120	$2,170
Accrued other taxes	3,318	2,556
Accrued income taxes	4,470	2,244
Accrued rebates	8,048	7,242
Accrued employee separation and plant closure costs	1,175	1,102
Accrued other	16,325	15,156
Other current liabilities	$35,456	$30,470
Other long-term liabilities:
Accrued environmental	$3,871	$4,586
Accrued contingent consideration (1)	1,518	1,898
Accrued contingencies and other	3,971	4,811
Other long-term liabilities	$9,360	$11,295
_______________

(1)	Represents the long-term portion of accrued contingent consideration.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 4 — Inventories
The following table summarizes the components of inventory:

	December 31,
	2013	2012
Raw materials and supplies	$93,014	$85,726
Work in process	42,996	40,945
Finished goods	76,994	69,830
Total inventories, net	$213,004	$196,501
The allowance for excess and obsolete inventory balance at December 31, 2013 and 2012 was 6,556 and 4,078, respectively.
NOTE 5 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment:

		December 31,
Classification	Estimated Useful Life	2013	2012
Land and buildings	20-35 years	$139,962	$107,410
Machinery and equipment	3-12 years	124,023	96,362
Computer equipment, furniture and fixtures	3-7 years	24,659	20,238
Construction in process		37,249	25,070
Total property, plant and equipment, gross		325,893	249,080
Less: Accumulated depreciation		(101,688)	(79,304)
Total property, plant and equipment, net		$224,205	$169,776
Depreciation expense was $21,159, $17,404 and $14,539 for the years ended December 31, 2013, 2012 and 2011, respectively.
NOTE 6 — Goodwill and Intangible Assets
The Company performed the impairment tests using quantitative assessments as of October 1, 2013. With respect to goodwill, the estimated fair values substantially exceeded the carrying amounts for all reporting units. Therefore, there was no goodwill impairment in 2013. Furthermore, the fair values of each indefinite-lived intangible asset exceeded its carrying amount. Therefore, there was no impairment of indefinite-lived intangible assets in 2013.
Goodwill
The following table represents the changes in goodwill:

	December 31,
	2013	2012
Beginning balance	$398,941	$288,770
Foreign currency translation adjustments and other	(344)	408
Goodwill acquired during the year	308	109,763
Ending balance	$398,905	$398,941
Intangible Assets
The Company recorded an impairment loss of $3,070 during 2012 resulting in the elimination of in-process research & development ("IPR&D") indefinite-lived intangible assets related to a prior BioMedical segment acquisition. Higher forecasted costs and project delays represented impairment indicators requiring the Company to re-evaluate the fair value of the IPR&D indefinite-lived intangible assets. The Company conducted an impairment test based on the multi-period excess earnings

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

valuation method which determines fair value based on the present value of the prospective net cash flow attributable to the intangible asset (Level 3 in the fair value hierarchy).  The Company determined that the fair value of the IPR&D indefinite-lived intangible assets was zero and impaired the intangible assets by a value equal to their carrying amount.
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill)(1):

	Weighted-average Estimated Useful Life	December 31, 2013		December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	16.0 years	$43,133	$(11,776)	$45,078	$(11,286)
Patents	11.0 years	7,904	(5,397)	9,880	(6,664)
Product names	9.0 years	9,244	(4,525)	9,068	(2,712)
Customer relations	13.0 years	159,143	(73,460)	158,005	(59,668)
Total finite-lived intangible assets	13.6 years	$219,424	$(95,158)	$222,031	$(80,330)
Indefinite-lived intangible assets:
Trademarks and trade names		$47,876		$47,762
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for intangible assets subject to amortization was $19,230, $14,792 and $13,376 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company estimates amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2014	$17,800
2015	16,200
2016	14,300
2017	13,400
2018	12,700

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 7 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table shows the components of the Company’s borrowings:

	December 31,
	2013	2012
Convertible notes, due August 2018, effective interest rate of 7.9%	$193,437	$183,583
Term loan, due April 2017, average interest rate of 2.54%	68,438	72,188
Foreign facilities	3,280	—
Total debt	265,155	255,771
Less: current maturities (1)	(200,467)	(3,750)
Long-term debt	$64,688	$252,021
_______________

(1)	Current maturities includes $193,437 current convertible notes at December 31, 2013.
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
In accordance with Accounting Standards Codification (“ASC”) 815, contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the entity a choice of net-cash settlement in its own shares (physical settlement or net-share settlement). The Company concluded that the settlement terms of the convertible note hedge, capped call and warrant transactions permit net-share settlement. As such, the convertible note hedge, capped call and warrant transactions were recorded in equity.
Upon issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885, which was recorded as long-term debt, and an equity component of $79,115, which was

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represented the Company’s interest rate for similar debt instruments at that time without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. At December 31, 2013 and 2012, the unamortized debt discount of the Convertible Notes was $56,563 and $66,417, respectively.
For the years ended December 31, 2013, 2012 and 2011, interest expense for the Convertible Notes was $14,854, $14,109 and $5,672, respectively, which included $9,854, $9,109 and $3,589 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $5,000, $5,000 and $2,083 of 2.0% cash interest, respectively. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277, with $2,303 recorded as a reduction in additional paid-in-capital. This balance of $4,974 is being amortized over the term of the Convertible Notes. For the years ended December 31, 2013, 2012 and 2011, total expense associated with the amortization of debt issuance costs was $711, $711 and $296, respectively.
Prior to May 1, 2018, the Convertible Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2011 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price (currently $69.03) for the Convertible Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which, as determined following a request by a holder of Convertible Notes as provided in the bond indenture (the “Indenture”), the trading price per $1,000 principal amount of Convertible Notes for each trading day of such Measurement Period was less than 97% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate for the Convertible Notes on each such trading day; or (3) upon the occurrence of specified corporate events pursuant to the terms of the Indenture. On or after May 1, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders of the Convertible Notes may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. It is the Company’s intention to settle any excess conversion value in shares of the Company’s common stock. Since the Company's closing common stock price of $95.64 at the end of the period exceeded the conversion price of $69.03, the if-converted value exceeded the principal amount of the Convertible Notes by approximately $96,371 at December 31, 2013. As described above, the convertible note hedge and capped call transactions are expected to reduce the potential dilution with respect to the Company’s common stock upon conversion of the Convertible Notes.
The conversion rate on the Convertible Notes will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following the occurrence of a make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes prior to maturity. If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to purchase the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. For purposes of calculating earnings per share, if the market price of the Company's common stock exceeds the applicable conversion price, as was the case at December 31, 2013, shares contingently issuable under the Convertible Notes will have a dilutive effect with respect to the Company’s common stock.
As of January 1, 2014, the Convertible Notes were again convertible at the option of the shareholders. This conversion right, which will remain available until March 31, 2014, was triggered since the closing price of the Company's common stock was greater than or equal to $89.74 (130% of the conversion price of the Convertible Notes) for at least 20 trading days during the last 30 consecutive trading days ending on December 31, 2013. Since the Company would be required to pay cash and issue stock to holders if they elect to convert their Convertible Notes during the first fiscal quarter of 2014, the $193,437 long-term liability component of the Convertible Notes was classified as a current liability in the consolidated balance sheet at December 31, 2013. In addition, a portion of the equity component of the Convertible Notes, calculated as the difference between the $250,000 principal amount of the Convertible Notes and the $193,437 liability component of the Convertible

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Notes, was considered redeemable and, as such, $56,563 was classified as temporary equity in the consolidated balance sheet at December 31, 2013. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any resultant cash settlement from either working capital, borrowings under its credit facility, or both. The Company will reassess the convertibility of the Convertible Notes and the related balance sheet classification on a quarterly basis. There have been no conversions as of the date of this filing.
Senior Credit Facility
The Company entered into an amended and restated Senior Credit Facility on April 25, 2012, which replaced the prior senior secured credit facility (“Prior Credit Facility”) with a five-year $375,000 senior secured credit facility (“Senior Credit Facility”), which consisted of a $75,000 term loan (“Term Loan”) and a $300,000 revolving credit facility (“Revolving Credit Facility”), and the maturity date was extended two years until April 25, 2017. The Revolving Credit Facility includes a $25,000 sub-limit for the issuance of swingline loans and a $100,000 sub-limit to be used for letters of credit. There is a foreign currency limit of $50,000 under the Revolving Credit Facility which could be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $50,000 under the Revolving Credit Facility made by the Company's wholly-owned subsidiary, Chart Industries Luxembourg S.à r.l.
The Company recorded $1,445 in deferred financing costs related to the Senior Credit Facility which are being amortized over the five-year term of the loan. For the years ended December 31, 2013 and 2012, financing costs amortization associated with the Senior Credit Facility was $595 and $587, respectively, while financing costs amortization associated with the Prior Credit Facility was $1,178 for the year ended December 31, 2011. The Senior Credit Facility also includes an expansion option permitting the Company to add up to an aggregate of $150,000 in term loans or revolving credit commitments from its existing and potential new lenders.
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
The Senior Credit Facility contains a number of customary covenants, including but not limited to restrictions on the Company's ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. Significant financial covenants for the Senior Credit Facility include a maximum net debt to EBITDA ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0, which are the same limits that applied under the Prior Credit Facility. At December 31, 2013, the Company was in compliance with all covenants.
At December 31, 2013, there was $68,438 outstanding under the Term Loan and $24,761 in letters of credit issued. Although there were no borrowings outstanding under the Revolving Credit Facility at December 31, 2013, the Company had borrowed against this facility to fund working capital needs during the year, and incurred additional interest on interim amounts outstanding. At December 31, 2013, availability under the Revolving Credit Facility was $275,239. The obligations under the Senior Credit Facility are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the Senior Credit Facility) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), a wholly-owned subsidiary of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China D&S Facilities”) which include a revolving line with 30.0 million

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Chinese yuan (equivalent to $4,921) in borrowing capacity, a bonding/guarantee facility with up to 50.0 million Chinese yuan (equivalent to $8,201) in borrowing capacity, and an overdraft facility with 10.0 million Chinese yuan (equivalent to $1,640) in borrowing capacity. Any drawings made by CCESC and CCDEC under the China D&S Facilities are guaranteed by the Company.
CCDEC also maintains a facility with Bank of China with capacity of up to 20.0 million Chinese yuan (equivalent to $3,280). At December 31, 2013, there was 20.0 million Chinese yuan (equivalent to $3,280) outstanding under this facility, bearing interest at 6.6%. The facility matures on March 19, 2014.
At December 31, 2013, CCESC and CCDEC had 8.0 million Chinese yuan (equivalent to $1,306) and 5.6 million Chinese yuan (equivalent to $921) in bank guarantees, respectively.
Foreign Facilities – Ferox
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $8,799). Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. Neither of the facilities allows revolving credit borrowings, including overdraft protection. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% p.a. on the face amount of each guarantee or letter of credit. Ferox’s land, buildings and accounts receivable secure the credit facilities. At December 31, 2013, there were bank guarantees of 77.1 million Czech koruna (equivalent to $3,876) supported by the Ferox credit facilities.
Scheduled Annual Maturities
The scheduled annual maturities of long-term debt at December 31, 2013, are as follows:

Year	Amount
2014	$7,030
2015	6,563
2016	7,500
2017	50,625
2018	250,000
Total	$321,718
Cash paid for interest during the years ended December 31, 2013, 2012 and 2011 was $7,233, $6,604 and $16,608, respectively.
Fair Value Disclosures
The fair value of the term loan portion of the Company’s Senior Credit Facility was estimated based on the present value of the underlying cash flows discounted using market interest rates. Under this method, the fair value of the Company’s Term Loan approximated its carrying amount as of December 31, 2013 and 2012. The Company’s Term Loan was valued using observable inputs and, accordingly, the valuation is performed using Level 2 inputs as defined in Note 11.
The fair value of the Convertible Notes was valued at approximately 154% of its par value as of December 31, 2013 and approximately 124% of its par value as of December 31, 2012. The Convertible Notes are actively quoted instruments and, accordingly, the valuation is performed using Level 1 inputs as defined in Note 11.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 8 — Financial Instruments and Derivative Financial Instruments
Concentrations of Credit Risks:  The Company sells its products to gas producers, distributors and end-users across the industrial gas, hydrocarbon, chemical processing and medical industries in countries all over the world. Approximately 59%, 56% and 58% of sales were to foreign countries in 2013, 2012 and 2011, respectively. No single customer exceeded ten percent of consolidated sales in 2013, 2012 and 2011. Sales to the Company’s top ten customers accounted for 37%, 38% and 36% of consolidated sales in 2013, 2012 and 2011, respectively. The Company’s sales to particular customers fluctuate from period to period, but the large industrial gas producer and distributor customers of the Company tend to be a consistently large source of revenue for the Company.
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
The changes in fair value with respect to the Company's foreign currency forward contracts generated net losses of $2,940 and $780 for the years ended December 31, 2013 and 2012 and a net gain of $1,233 for the year ended December 31, 2011.
NOTE 9 — Product Warranties
The changes in the Company’s consolidated warranty reserve are as follows:

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$44,486	$13,181	$12,101
Warranty expense	17,486	12,494	7,420
Warranty usage	(28,359)	(18,222)	(8,085)
Acquired warranty reserves	214	37,033	1,745
Ending balance	$33,827	$44,486	$13,181
NOTE 10 — Business Combinations
Xinye Acquisition
On June 8, 2013, Chart Asia Investment Company Limited (“Chart Asia”), a wholly-owned subsidiary of the Company, acquired 80% of the shares of Nanjing Xinye Electric Engineering Co., Ltd. (“Xinye”) for an aggregate cash purchase price of 18.3 million Chinese yuan (equivalent to $2,965), net of cash acquired. The remaining 20% will be retained by one of the original shareholders. The fair value of the net assets acquired and goodwill at the date of acquisition was 16.4 million Chinese yuan and 1.9 million Chinese yuan, respectively. Xinye, located in Nanjing, Jiangsu Province, China, designs, manufactures and sells control systems and dispensers for the liquefied natural gas, compressed natural gas, and industrial gas markets. It also engages in the design and production of integrated circuit card systems and remote monitoring systems for natural gas mobile equipment. Xinye provides the Company localized dispensing and control technology and increases its penetration into the high growth natural gas markets in the Asian region. Xinye's results are included in the Company's Distribution & Storage business segment.
AirSep Acquisition
On August 30, 2012, the Company acquired 100% of the equity interests of AirSep Corporation (“AirSep”) for an aggregate cash purchase price of $182,450 (including approximately $2,800 in acquisition-related tax benefits acquired and $10,000 of debt which was retired upon completion of the acquisition). AirSep, located in Amherst, New York, designs, manufactures, sells and services stationary, transportable and portable oxygen concentrators and self-contained generators, standard generators, and packaged systems for industrial and medical oxygen generating systems. AirSep's results are included in the Company’s BioMedical segment.
The fair value of the net assets acquired and goodwill at the date of acquisition was $72,687 and $109,763, respectively. The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed, and the related income tax impact of the acquisition adjustments. The acquisition was made and goodwill was established due to the benefits that will

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

be derived from the expansion of the oxygen concentrator business in the U.S., Europe and Asia, and the growth potential for the Company's commercial oxygen generation systems business.
The following table summarizes the fair values of the assets acquired and liabilities assumed in the AirSep acquisition on August 30, 2012:

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
Incremental sales and operating income related to the AirSep acquisition were $71,043 and $3,195, respectively, in the year ended December 31, 2013, the latter of which included $2,638 in cost of goods sold to amortize the remaining portion of the write-up of inventory to fair value, $4,570 of intangible asset amortization expense and $2,726 in management retention expenses and severance costs.
For the period August 31, 2012 through December 31, 2012, AirSep added $40,317 to sales. For the same period, the acquisition of AirSep reduced operating income by $4,026 which included $3,270 recorded in cost of goods sold to amortize a portion of the write-up of inventory to fair value, $2,285 of intangible asset amortization expense and $1,111 in management retention expenses. For the year ended December 31, 2012, the Company recognized $1,164 of AirSep acquisition related

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

costs, respectively, that were expensed in the current year. These costs are included in the consolidated statements of income in selling, general and administrative expenses.
2011 Acquisitions
In August 2011, the Company completed the acquisition of GOFA Gocher Fahrzeugbau GmbH and related companies (“GOFA”) for a total purchase price of €26,261, net of cash acquired, including a final working capital adjustment of €947. The fair value of the net assets acquired and goodwill at the date of acquisition was $28,372 and $11,438, respectively. GOFA, located in Goch, Germany, designs, manufactures, sells and services cryogenic and noncryogenic mobile equipment. GOFA's results are included in the Company’s Distribution & Storage segment.
In April 2011, the Company completed the acquisition of Clever Fellows Innovation Consortium, Inc. (“CFIC”) for a total potential purchase price of $5,000 in cash, of which $2,000 has been paid. The remaining portion of the potential total purchase price represents contingent consideration based on the attainment of certain revenue targets. The fair value of the net assets acquired and goodwill at the date of acquisition was $732 and $2,938, respectively. CFIC is located in Troy, New York and develops and manufactures thermoacoustic technology products for cryogenic, heat transfer and related applications. CFIC’s results are included in the Company’s BioMedical segment.
Pro-forma information related to these acquisitions has not been presented because the impact on the Company’s consolidated results of operations is not material.
Contingent Consideration
The estimated fair value of contingent consideration relating to a prior acquisition was valued using a discounted cash flow approach, which includes assumptions for the probabilities of achieving gross sales or gross profit targets and the discount rate applied to the projected payments. The valuation is performed using Level 3 inputs as defined in Note 11. Changes in fair value of contingent consideration are recorded as selling, general and administrative expenses in the consolidated statements of income.
Potential payments may be paid between January 1, 2014 and March 31, 2016 based on the attainment of certain revenue targets. Based on achieving certain revenue targets, the remaining maximum potential payout related to total contingent consideration is $3,000.
The changes in the Company's contingent consideration liabilities are summarized below:

	Distribution & Storage	BioMedical	Total
Balance at January 1, 2012	$841	$6,226	$7,067
Increase (decrease) in contingent consideration liabilities	459	(4,236)	(3,777)
Payment	(1,300)	—	(1,300)
Balance at December 31, 2012	—	1,990	1,990
Increase in contingent consideration liabilities	—	299	299
Balance at December 31, 2013	$—	$2,289	$2,289
NOTE 11 — Fair Value Measurements
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company's consolidated balance sheets are as follows:

	December 31, 2013
	Total	Level 2	Level 3
Foreign currency forward contracts	$13	$13	$—
Total financial assets	$13	$13	$—

Foreign currency forward contracts	$394	$394	$—
Contingent consideration liabilities	2,289	—	2,289
Total financial liabilities	$2,683	$394	$2,289

	December 31, 2012
	Total	Level 2	Level 3
Foreign currency forward contracts	$31	$31	$—
Total financial assets	$31	$31	$—

Foreign currency forward contracts	$433	$433	$—
Contingent consideration liabilities	1,990	—	1,990
Total financial liabilities	$2,423	$433	$1,990
Refer to Note 8 for further information regarding foreign currency forward contracts and Note 10 for further information regarding contingent consideration liabilities.
NOTE 12 — Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

	December 31, 2013
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Beginning Balance	$14,207	$(12,566)	$1,641
Other comprehensive income before reclassifications, net of taxes of $3,769	4,218	6,611	10,829
Amounts reclassified from accumulated other comprehensive income, net of taxes of $496 (1)	—	852	852
Net current-period other comprehensive income, net of taxes	4,218	7,463	11,681
Ending Balance	$18,425	$(5,103)	$13,322

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

	December 31, 2012
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Beginning Balance	$12,635	$(9,642)	$2,993
Other comprehensive income (loss) before reclassifications, net of a tax benefit of $1,698	1,572	(3,899)	(2,327)
Amounts reclassified from accumulated other comprehensive income (1)	—	975	975
Net current-period other comprehensive income (loss), net of taxes	1,572	(2,924)	(1,352)
Ending Balance	$14,207	$(12,566)	$1,641
_______________

(1)
Amounts reclassified from accumulated other comprehensive income were expensed and included in cost of sales ($530 and $411 for the years ended December 31, 2013 and 2012, respectively) and selling, general and administrative expenses ($818 and $564 for the years ended December 31, 2013 and 2012, respectively) in the consolidated statements of income.

NOTE 13 — Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Year Ended December 31,
	2013	2012	2011
Net income attributable to Chart Industries, Inc.	$83,176	$71,295	$44,076
Net income attributable to Chart Industries, Inc. per common share:
Basic	$2.75	$2.39	$1.51
Diluted	$2.60	$2.36	$1.47
Weighted average number of common shares outstanding — basic	30,209	29,786	29,165
Incremental shares issuable upon assumed conversion and exercise of share-based awards	411	408	748
Incremental shares issuable due to dilutive effect of the Convertible Notes	974	—	—
Incremental shares issuable due to dilutive effect of warrants	337	—	—
Weighted average number of common shares outstanding — diluted	31,931	30,194	29,913
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Year Ended December 31,
	2013	2012	2011
Share-based awards	1	109	107
Convertible note hedge and capped call transactions (1)	948	—	—
Warrants	—	3,368	3,368
_______________

(1)	The convertible note hedge and capped call transactions offset any dilution upon actual conversion of the Convertible Notes up to a common stock price of $84.96. See Note 7 for further information.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 14 — Income Taxes
Income Before Income Taxes
Income before income taxes consists of the following:

	For the Year Ended December 31,
	2013	2012	2011
United States	$67,355	$79,812	$42,429
Foreign	51,303	23,294	20,545
Income before income taxes	$118,658	$103,106	$62,974
Provision
Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$19,421	$28,076	$14,369
State and local	1,618	1,768	876
Foreign	11,864	5,456	5,976
Total current	32,903	35,300	21,221
Deferred:
Federal	21	(3,477)	(962)
State and local	(364)	(684)	(66)
Foreign	(1,264)	(357)	(1,463)
Total deferred	(1,607)	(4,518)	(2,491)
Total provision	$31,296	$30,782	$18,730
Effective Tax Rate Reconciliation
The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2013	2012	2011
Income tax expense at U.S. federal statutory rate	$41,530	$36,087	$22,041
State income taxes, net of federal tax benefit	757	711	810
Foreign income, net of credit on foreign taxes	501	48	137
Effective tax rate differential of earnings outside of U.S.	(8,257)	(4,983)	(1,901)
Foreign investment tax credit	—	(406)	(777)
Research & experimentation credits	(2,105)	—	(350)
Non-deductible (taxable) items	865	2,885	424
Change in uncertain tax positions	(347)	(394)	(28)
Domestic production activities deduction	(2,237)	(2,490)	(1,626)
Other items	589	(676)	—
Income tax expense	$31,296	$30,782	$18,730

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Deferred Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Accruals and reserves	$25,478	$27,625
Pensions	2,536	7,019
Inventory	4,350	2,775
Share-based compensation	6,107	5,220
Tax credit carryforwards	—	2,662
Foreign net operating loss carryforwards	594	1,440
State net operating loss carryforward	1,610	1,517
Other — net	844	1,331
Total deferred tax assets before valuation allowance	41,519	49,589
Valuation allowance	(1,250)	(1,766)
Total deferred tax assets, net of valuation allowance	$40,269	$47,823
Deferred tax liabilities:
Property, plant and equipment	$17,248	$15,705
Intangibles	53,314	59,396
Convertible notes	2,623	3,071
Total deferred tax liabilities	$73,185	$78,172
Net deferred tax liabilities	$32,916	$30,349
The net deferred tax liability is classified as follows:
Deferred income taxes	$(14,675)	$(15,282)
Other assets	(125)	(654)
Long-term deferred tax liabilities	47,716	46,285
Net deferred tax liabilities	$32,916	$30,349
Federal, State and Local Net Operating Loss Carryforwards: As a result of the SeQual acquisition, the Company has $19,552 of state net operating losses.  California tax law will limit the use of these state net operating losses. The remaining state net operating losses expire between 2014 and 2031. In addition, the Company has state net operating losses in various other states which begin to expire in 2017. The gross deferred tax asset for the state net operating losses of $1,610 is partially offset by a valuation allowance of $740.
Foreign Net Operating Loss Carryforwards: As of December 31, 2013, cumulative foreign operating losses of $2,010 generated by the Company were available to reduce future taxable income. Approximately $451 of these operating losses expire between 2016 and 2021. The remaining $1,559 can be carried forward indefinitely. The deferred tax asset for the foreign operating losses of $594 is partially offset by a valuation allowance of $511.
Other Tax Information
The Company has not provided for income taxes on approximately $159,962 of foreign subsidiaries' undistributed earnings as of December 31, 2013, since the earnings retained have been reinvested indefinitely by the subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
Cash paid for income taxes during the years ended December 31, 2013, 2012 and 2011 was $24,977, $19,193 and $17,130, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Unrecognized Income Tax Benefits
The reconciliation of beginning to ending unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012	2011
Unrecognized tax benefits at beginning of the year	$3,339	$2,440	$2,468
Additions for tax positions of prior years	299	1,921	128
Reductions for tax positions of prior years	(1,921)	—	(22)
Reductions for settlements	—	(905)	—
Lapse of statutes of limitation	(776)	(117)	(134)
Unrecognized tax benefits at end of the year	$941	$3,339	$2,440
Included in the balance of unrecognized tax benefits at December 31, 2013 and 2012 were $410 and $851, respectively, of income tax benefits which, if ultimately recognized, would impact the Company’s annual effective tax rate.
The Company had accrued approximately $93 and $106 for the payment of interest and penalties at December 31, 2013 and 2012, respectively. The Company recorded a net benefit of $8 for interest expense in the year ended December 31, 2013 due to the filing of an amended tax return which offset the accrual of interest expense related to existing uncertain tax positions. The Company accrued approximately $42 for both years ended December 31, 2012 and 2011 in additional interest associated with uncertain tax positions.
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
Due to the potential resolution of the federal examination and the expiration of various statutes of limitation, it is reasonably possible the Company's unrecognized tax benefits at December 31, 2013 may decrease within the next twelve months by approximately $22.
NOTE 15 — Employee Benefit Plans
Defined Benefit Plan
The Company has a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salary employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
The components of net periodic pension expense are as follows:

	Year Ended December 31,
	2013	2012	2011
Interest cost	$2,112	$2,206	$2,409
Expected return on plan assets	(2,705)	(2,648)	(2,575)
Amortization of net loss	1,348	974	365
Total net periodic pension expense	$755	$532	$199

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The changes in the projected benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$57,268	$49,925
Interest cost	2,112	2,206
Benefits paid	(1,813)	(1,710)
Actuarial (gains) losses	(6,883)	6,847
Projected benefit obligation at year end	$50,684	$57,268
Change in plan assets:
Fair value of plan assets at beginning of year	$37,941	$34,020
Actual return (loss)	6,202	3,899
Employer contributions	635	1,732
Benefits paid	(1,813)	(1,710)
Fair value of plan assets at year end	$42,965	$37,941
Funded status (Accrued pension liabilities)	$(7,719)	$(19,327)

Unrecognized actuarial loss recognized in accumulated other comprehensive income	$8,250	$19,978
The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $320.
The actuarial assumptions used in determining pension plan information are as follows:

	December 31,
	2013	2012	2011
Assumptions used to determine benefit obligation at year end:
Discount rate	4.75%	3.75%	4.50%
Assumptions used to determine net periodic benefit cost:
Discount rate	3.75%	4.50%	5.50%
Expected long-term weighted-average rate of return on plan assets	7.25%	7.75%	7.75%
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at year end. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency and the expected timing of benefit payments under the plan.
The expected return assumptions were developed using an averaging formula based upon the plans’ investment guidelines, mix of asset classes, historical returns of equities and bonds, and expected future returns. The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of short and long-term plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The target asset allocations and fair values by asset category at December 31 are as follows:

		Fair Value
		Total		Level 2		Level 3
Asset category:	Target	2013	2012	2013	2012	2013
Equity	55%	$26,668	$21,265	$26,668	$21,265	$—
Fixed income funds	43%	12,527	16,650	12,527	16,650	—
Cash and cash equivalents	2%	—	26	—	26	—
Other investments	—%	3,770	—	1,609	—	2,161
Total	100%	$42,965	$37,941	$40,804	$37,941	$2,161
The plan assets are primarily invested in pooled separate accounts. The fair values of participation units held in pooled separate accounts are based on their net asset values, as reported by the managers of the pooled separate accounts as supported by the unit prices of actual purchase and sale transactions occurring as of or near to the financial statement date. These plan assets are valued using Level 2 inputs as defined in Note 11. Certain plan assets in the other investments asset category are invested in a general investment fund where the fair value is derived from the liquidation value based on an actuarial formula as defined under terms of the investment contract. These plan assets were valued using unobservable inputs and, accordingly, the valuation was performed using Level 3 inputs as defined in Note 11.
The following table represents changes in the fair value of plan assets categorized as Level 3 from the preceding table:

December 31, 2013
Balance at beginning of year	$—
Return on plan assets	30
Purchases, sales and settlements, net	(1,925)
Transfers, net	4,056
Balance at end of year	$2,161
The Company’s funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, the Company expects to contribute $1,729 to its defined benefit pension plan in 2014. The following benefit payments are expected to be paid by the plan in each of the next five years and in the aggregate for the subsequent five years:

2014	$2,000
2015	2,100
2016	2,200
2017	2,400
2018	2,600
In aggregate during five years thereafter	15,000
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The Company has assessed and determined that the multi-employer plan to which it contributes is not significant to the Company's financial statements. The Company does not expect to incur a withdrawal liability or expect to significantly increase its contribution over the remainder of the current contract period which ends in February 2018. The Company made contributions to the bargaining unit supported multi-employer pension plan resulting in expense of $908, $760 and $518 for the years ended December 31, 2013, 2012 and 2011, respectively.
Defined Contribution Savings Plan
The Company has a defined contribution savings plan that covers most of its U.S. employees. Company contributions to the plan are based on employee contributions, and a Company match and discretionary contributions. Expenses under the plan totaled $9,814, $8,011 and $6,241 for the years ended December 31, 2013, 2012 and 2011, respectively.
Voluntary Deferred Income Plan
The Company provides additional retirement plan benefits to certain members of management under the Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan; this is an unfunded plan. The Company recorded $276 and $507 of expense associated with this plan for the years ended December 31, 2013 and 2012, respectively.
NOTE 16 — Share-based Compensation
Under the Amended and Restated 2005 Stock Incentive Plan (“Stock Incentive Plan”) which became effective in October 2005, the Company could grant stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), stock awards and performance based stock awards to employees and directors. The Stock Incentive Plan had reserved 3,421 shares of the Company's common stock for issuance. As of December 31, 2013, 139 options were outstanding under the Stock Incentive Plan. The Company no longer grants stock options or awards under this plan.
Under the Amended and Restated 2009 Omnibus Equity Plan (“Omnibus Equity Plan”) which was originally approved by the shareholders in May 2009 and reapproved by shareholders in May 2012 as amended and restated, the Company may grant stock options, SARs, RSUs, restricted stock, performance shares, leveraged restricted shares, and common shares to employees and directors. The maximum number of shares available for grant is 3,350, which may be treasury shares or unissued shares. As of December 31, 2013, 371 options, 97 restricted stock awards, 86 performance stock units, and 40 leveraged restricted share units were outstanding under the Omnibus Equity Plan.
The Company recognized share-based compensation expense of $9,989, $7,461 and $5,433 for the years ended December 31, 2013, 2012 and 2011, respectively. This expense is included in selling, general and administrative expenses in the consolidated statements of income. The Company also recognized related tax benefits of $6,673, $8,972 and $7,879 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, total share-based compensation of $9,146 is expected to be recognized over the remaining weighted-average period of approximately 1.9 years assuming performance units are earned at their maximum payout potential.
Stock Options
The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The expected volatility and expected term of the options are based on historical information. The risk free rate is based on the U.S. Treasury yield in effect at the time of the grant. Weighted-average grant-date fair values of stock options and the assumptions used in estimating the fair values are as follows:

	Year Ended December 31,
	2013	2012	2011
Weighted-average grant-date fair value per share	$41.52	$35.69	$24.33
Expected term (years)	6.25	6.25	6.25
Risk-free interest rate	1.00%	1.15%	2.43%
Expected volatility	66.80%	70.71%	72.47%

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Under the terms of the Omnibus Equity Plan, stock options generally have a 4 year graded vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes the Company’s stock option activity:

	December 31, 2013
	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted- average Remaining Contractual Term
Outstanding at beginning of year	749	$24.21
Granted	82	68.21
Exercised	(315)	16.97
Forfeited	(6)	43.17
Outstanding at end of year	510	$35.54	$30,676	6.5 years
Vested and expected to vest at end of year	504	$35.27	$30,446	6.5 years
Exercisable at end of year	236	$21.61	$17,460	5.1 years
As of December 31, 2013, total unrecognized compensation cost related to stock options expected to be recognized over the weighted-average period of approximately 2.3 years is $2,222.
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $21,199, $18,310 and $28,784, respectively. The total fair value of stock options vested during the years ended December 31, 2013, 2012 and 2011 was $2,673, $2,216 and $1,957, respectively.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit awards generally vest ratably over a three-year period and are valued based on the Company's market price on the date of grant. The following table summarizes the Company’s unvested restricted stock and restricted stock unit awards activity:

	December 31, 2013
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	132	$36.60
Granted	49	69.72
Forfeited	(2)	56.06
Vested	(82)	26.61
Unvested at end of year	97	$61.48
As of December 31, 2013, total unrecognized compensation cost related to unvested restricted stock and restricted stock unit awards expected to be recognized over the weighted-average period of approximately 1.8 years is $2,529.
The weighted-average grant-date fair value of restricted stock and restricted stock unit awards granted during the years ended December 31, 2013, 2012 and 2011 was $69.72, $60.80 and $36.75, respectively. The total fair value of restricted stock and restricted stock unit awards that vested during the years ended December 31, 2013, 2012 and 2011 was $5,782, $4,654 and $2,755, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Performance Units
Performance unit awards are earned over a three-year period. Based on the attainment of pre-determined performance condition targets as determined by the Compensation Committee of the Board of Directors, units earned may be in the range of between 0% and 200% for 2012 and 2013 awards and 0% to 150% for 2011 awards. The probability of units being earned is evaluated each reporting period, and the fair value of the awards is adjusted accordingly. The following table summarizes the Company’s performance unit awards activity:

	December 31, 2013
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	68	$41.07
Granted	19	68.21
Forfeited	(1)	36.45
Unvested at end of year	86	$46.94
As of December 31, 2013, total unrecognized compensation cost related to performance unit awards expected to be recognized over the weighted-average period of approximately 1.7 years is $2,597 assuming performance units are earned at their maximum payout potential.
The weighted-average grant-date fair value of performance unit awards granted during the years ended December 31, 2013, 2012 and 2011 was $68.21, $55.93 and $36.45, respectively. The total fair value of performance unit awards that vested during the year ended December 31, 2012 was $9,386.
Leveraged Restricted Share Units
Leveraged restricted share unit awards vest based on the attainment of pre-determined market condition targets as determined by the Compensation Committee of the Board of Directors over a three-year performance period. Units earned may be in the range of between 50% and 150%. The Company valued the leverage restricted share unit awards based on market conditions using a Monte Carlo Simulation model. The following table summarizes the Company’s leveraged restricted share unit awards activity:

	December 31, 2013
	Number of Shares	Weighted-average Grant-Date Fair Value
Unvested at beginning of year	18	$67.05
Granted	22	80.34
Unvested at end of year	40	$74.36
As of December 31, 2013, total unrecognized compensation cost related to leveraged restricted share awards expected to be recognized over the weighted-average period of approximately 1.7 years is $1,798.
The weighted-average grant-date fair value of leveraged restricted share awards granted during the years ended December 31, 2013 and 2012 was $80.34 and $67.05, respectively.
Directors' Stock Grants
In 2013, 2012 and 2011, the Company granted the non-employee directors stock awards covering 4, 5 and 8 shares of common stock, respectively, which had fair market values of $393, $368 and $360, respectively. These stock awards were fully vested on the date of grant.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 17 — Lease Commitments
The Company incurred $10,581, $9,980, and $8,817 of rental expense under operating leases for the years ended December 31, 2013, 2012 and 2011, respectively. Certain leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. In addition, the Company has the right, but no obligation, to renew certain leases for various renewal terms.
The following table summarizes the future minimum lease payments for non-cancelable operating leases as of December 31, 2013:

2014	$10,195
2015	6,700
2016	5,011
2017	4,181
2018	3,146
Thereafter	9,183
Total future minimum lease payments	$38,416
NOTE 18 — Contingencies
Environmental
The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and handling and disposal of hazardous materials such as cleaning fluids. The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believes it is currently in substantial compliance with all known environmental regulations. At December 31, 2013 and 2012, the Company had undiscounted accrued environmental reserves of $3,871 and $4,586, respectively, recorded in other long-term liabilities. The Company accrues for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts and circumstances regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 14 years as ongoing costs of remediation programs.
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
Legal Proceedings
In November 2012, Chart Energy & Chemicals, Inc. (“CEC”), a subsidiary of the Company, filed a declaratory judgment action in the United States District Court for the Western District of Oklahoma (the “Federal Court”) seeking a judgment that certain claims for damages alleged by Enogex Holdings LLC, Enogex Gathering & Processing, LLC and affiliated companies with respect to a December 2010 fire at the Enogex natural gas processing plant in Cox City, Oklahoma were barred based on multiple defenses, including Oklahoma's statute of repose. This action was precipitated by the receipt of a letter from Enogex alleging that CEC was responsible for damages in excess of $75,000 with respect to the fire as a result of the alleged failure of CEC's equipment that was a component of the unit involved in the fire. Subsequent to the filing of CEC's declaratory judgment action, in December 2012, Enogex filed suit in the District Court of Tulsa County, State of Oklahoma (the “State Court”) against the Company, CEC and its predecessors, a former employee of a predecessor of CEC, as well as other entities and an individual not affiliated with the Company, formalizing the allegations and claims contained in the November demand letter. Each party filed one or more motions to dismiss the other's lawsuit. Enogex's motion to dismiss initially was denied by the Federal Court in February 2013, but Enogex moved for rehearing on its motion to dismiss, which the Federal Court granted on

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

May 17, 2013 based on a lack of jurisdictional diversity. The Company's and CEC's motions to dismiss were denied by the State Court on April 10, 2013. Accordingly, litigation continues in the State Court, and Enogex has asserted damages of approximately $105,000, including investigation and repair costs and business interruption losses, some of which may be offset by Enogex's saved costs and mitigation efforts. The Company continues to believe that the allegations against the Company, CEC and their affiliates lack merit. The Company believes that it, CEC and their affiliates have strong factual and legal defenses to Enogex's claims and intends to vigorously assert such defenses. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable. Furthermore, the Company believes that its existing product liability insurance is adequate for potential losses associated with these claims. While the Company cannot predict with certainty the ultimate result of these proceedings, the Company does not believe that the final outcome of these proceedings will have a material adverse effect on the Company's financial position, results of operations, or cash flows.
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
NOTE 19 — Segment and Geographic Information
The structure of the Company’s internal organization is divided into the following reportable segments, which are also the Company's operating segments: Energy & Chemicals (“E&C”), Distribution & Storage (“D&S”) and BioMedical. The Company’s reportable segments are business units that are each managed separately because they manufacture, offer and distribute distinct products with different production processes and sales and marketing approaches. The E&C segment sells brazed aluminum and air-cooled heat exchangers and cold boxes to natural gas, petrochemical processing and industrial gas companies who use them for the liquefaction and separation of natural and industrial gases. The D&S segment sells cryogenic bulk storage systems, cryogenic packaged gas systems, cryogenic systems and components, beverage liquid CO2 systems, cryogenic flow meter systems and cryogenic services to various companies for the storage and transportation of both industrial and natural gases. The BioMedical segment sells medical respiratory products, biological storage systems and other oxygen products. Due to the nature of the products that each segment sells, there are no intersegment sales. Corporate includes operating expenses for executive management, accounting, tax, treasury, development, human resources, information technology, investor relations, legal, internal audit, risk management and share-based compensation expenses that are not allocated to the reporting segments.
The Company evaluates performance and allocates resources based on operating income or loss from continuing operations before interest expense, net, amortization of deferred financing costs, foreign currency gain (loss), income taxes and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in Note 2.
Segment Financial Information

	Year Ended December 31, 2013
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales to external customers	$318,510	$592,616	$266,312	$—	$1,177,438
Depreciation and amortization expense	8,564	15,237	14,618	1,970	40,389
Operating income (loss)	59,671	93,560	33,039	(50,273)	135,997
Total assets (1)	277,760	676,484	431,763	75,623	1,461,630
Capital expenditures	34,194	32,039	3,370	2,982	72,585

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31, 2012
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales to external customers	$323,676	$475,576	$214,900	$—	$1,014,152
Depreciation and amortization expense	7,877	12,599	10,204	1,516	32,196
Operating income (loss)	64,931	79,175	24,079	(46,372)	121,813
Total assets (1)	203,044	607,252	447,792	69,753	1,327,841
Capital expenditures	9,519	30,048	2,717	1,401	43,685

	Year Ended December 31, 2011
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales to external customers	$205,033	$390,332	$199,220	$—	$794,585
Depreciation and amortization expense	7,417	11,767	7,588	1,143	27,915
Operating income (loss)	27,489	61,415	35,911	(34,821)	89,994
Total assets (1)	203,067	556,688	226,729	187,991	1,174,475
Capital expenditures	5,228	7,808	6,692	2,652	22,380
_______________

(1)	Corporate assets consist primarily of cash, cash equivalents and deferred income taxes.
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at January 1, 2012	$83,215	$158,381	$47,174	$288,770
Foreign currency translation adjustments and other	—	408	—	408
Goodwill acquired during the year	—	—	109,763	109,763
Balance at December 31, 2012	83,215	158,789	156,937	398,941
Foreign currency translation adjustments and other	—	957	(1,301)	(344)
Goodwill acquired during the year	—	308	—	308
Balance at December 31, 2013	$83,215	$160,054	$155,636	$398,905

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

 Product Sales Information

	Year Ended December 31,
	2013	2012	2011
Energy & Chemicals
Heat exchangers – Brazed aluminum	$170,104	$146,110	$92,013
Heat exchangers – Air cooled	54,275	69,977	66,962
Cold boxes	94,131	107,589	46,058
Energy & Chemicals Total	318,510	323,676	205,033
Distribution & Storage
Cryogenic bulk storage systems	175,123	153,372	153,518
Cryogenic packaged gas systems and beverage liquid CO2 systems	152,922	143,548	142,262
LNG applications	193,032	107,231	35,678
Cryogenic systems, components and services	71,539	71,425	58,874
Distribution & Storage Total	592,616	475,576	390,332
BioMedical
Medical respiratory products	175,233	143,878	138,411
Biological storage systems	61,493	64,449	60,809
On-site oxygen generation systems	29,586	6,573	—
BioMedical Total	266,312	214,900	199,220
Total	$1,177,438	$1,014,152	$794,585
Geographic Information
Net sales by geographic area are reported by the destination of sales. Net property, plant and equipment by geographic area are reported by country of domicile.

	Sales for the Year Ended December 31,
	2013	2012	2011
United States	$479,067	$438,294	$334,517
China	231,143	149,010	92,142
Rest of World	467,228	426,848	367,926
Total	$1,177,438	$1,014,152	$794,585

	Property, plant and equipment, net as of December 31,
	2013	2012	2011
United States	$146,610	$98,425	$75,848
Czech Republic	23,623	21,559	21,805
China	38,569	34,158	23,410
Germany	14,618	14,402	14,672
Other foreign countries	785	1,232	1,566
Total	$224,205	$169,776	$137,301

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 20 — Quarterly Data (Unaudited)
Selected quarterly data for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales (1)	$273,648	$298,266	$301,757	$303,767	$1,177,438
Gross profit	79,450	89,806	88,645	93,822	351,723
Operating income	27,351	32,979	35,886	39,781	135,997
Net income	16,108	20,603	24,847	25,804	87,362
Net income attributable to Chart Industries, Inc.	15,535	20,000	24,445	23,196	83,176
Net income attributable to Chart Industries, Inc. per share—basic	$0.52	$0.66	$0.81	$0.76	$2.75
Net income attributable to Chart Industries, Inc. per share—diluted	$0.51	$0.64	$0.74	$0.71	$2.60

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales (2)	$216,106	$239,939	$254,249	$303,858	$1,014,152
Gross profit	67,557	74,129	78,012	85,465	305,163
Operating income	23,861	33,083	32,032	32,837	121,813
Net income	14,152	18,136	18,885	21,151	72,324
Net income attributable to Chart Industries, Inc.	14,083	17,936	18,516	20,760	71,295
Net income attributable to Chart Industries, Inc. per share—basic	$0.48	$0.60	$0.62	$0.69	$2.39
Net income attributable to Chart Industries, Inc. per share—diluted	$0.47	$0.59	$0.61	$0.69	$2.36
_______________

(1)	During the first and second quarters of 2013, AirSep added sales of $27,014 and $29,855, respectively. During the third quarter of 2013, incremental sales related to AirSep were $14,174.

(2)	During the fourth quarter of 2012, AirSep added sales of $31,679.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Translations	Balance at end of period
Year Ended December 31, 2013:
Allowance for doubtful accounts	$4,080	$2,447	$199	(1)	$(1,149)	(2)	$77	$5,654
Allowance for obsolete and excess inventory	4,078	2,010	675	(1)	(313)	(3)	106	6,556
Deferred tax assets valuation allowance	1,766	339	—		(879)	(4)	24	1,250
Year Ended December 31, 2012:
Allowance for doubtful accounts	$2,360	$3,067	$930	(1)	$(2,289)	(2)	$12	$4,080
Allowance for obsolete and excess inventory	3,191	2,507	1,085	(1)	(2,732)	(3)	27	4,078
Deferred tax assets valuation allowance	1,869	1,251	—		(1,362)	(4)	8	1,766
Year Ended December 31, 2011:
Allowance for doubtful accounts	$3,008	$4,205	$52	(1)	$(4,919)	(2)	$14	$2,360
Allowance for obsolete and excess inventory	3,181	3,331	—		(3,398)	(3)	77	3,191
Deferred tax assets valuation allowance	758	1,111	—		—		—	1,869
_______________

(1)	Reserves at date of acquisition of subsidiary or subsidiaries.

(2)	Reversal of amounts previously recorded as bad debt and uncollectible accounts written off.

(3)	Inventory items written off against the allowance.

(4)	Deductions to the deferred tax assets valuation allowance relate to decreased deferred tax assets and the release of the valuation allowance.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

3.2	Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed with the SEC on December 19, 2008 (File No. 001-11442)).

4.1	Form of Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

4.2
Indenture, dated August 3, 2011 by and between Chart Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2011 (File No. 001-11442)).

4.3
Supplemental Indenture, dated August 3, 2011 by and between Chart Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2011(File No. 001-11442)).

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

10.2
Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.1
Form of Restricted Stock Unit Agreement (for non-employee directors) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.2.2
Form of 2009 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.3
Form of Nonqualified Stock Option Agreement (2007 and 2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed with the SEC on August 7, 2007 (File No. 001-11442)).*

10.2.4
Form of Nonqualified Stock Option Agreement (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.5
Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) (2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11442)).*

10.2.6
Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-11442)).*

10.3
Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on April 10, 2012 (File No. 001-11442)).*

10.3.1
Amendment No. 1 to the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-11442)).*

10.3.2
Form of Nonqualified Stock Option Agreement (2010 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.3
Form of Restricted Stock Agreement (2010 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.4
Forms of Stock Award Agreement and Deferral Election Form (for eligible directors) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.5
Form of Nonqualified Stock Option Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.6
Form of Restricted Stock Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.7
Form of Performance Unit Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.8
Form of Leveraged Restricted Share Unit Agreement (2012 and 2013 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.3.9
Form of Nonqualified Stock Option Agreement (2012 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-11442)).*

10.3.10
Form of Performance Unit Agreement (2012 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-11442)).*

10.3.11
Form of Nonqualified Stock Option Agreement (2013 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-11442)).*

10.3.12
Form of Performance Unit Agreement (2013 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-11442)).*

10.3.13	Form of Nonqualified Stock Option Agreement (2014 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan.* (x)

10.3.14	Form of Performance Unit Agreement (2014 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan.* (x)

10.3.15	Form of Leveraged Restricted Share Unit Agreement (2014 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan.* (x)

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

10.8
Employment Agreement, dated February 26, 2008, by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.8.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.8.2
Amendment No. 2, effective January 1, 2010, to the Employment Agreement dated February 26, 2008 by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-11442)).*

10.8.3
Amendment No. 3, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)). *

10.8.4
Amendment No. 4, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)). *

10.8.5
Amendment No. 5, dated January 1, 2014, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2014 (File No. 001-11442)). *

10.9
Employment Agreement, dated February 26, 2008, by and between Registrant and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.9.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Michael F. Biehl (incorporated by reference to Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.9.2
Amendment No. 2, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.9.3
Amendment No. 3, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)).*

10.9.4
Amendment No. 4, dated January 1, 2014, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2014 (File No. 001-11442)).*

10.10
Employment Agreement, dated February 26, 2008, by and between Registrant and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.10.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Matthew J. Klaben (incorporated by reference to Exhibit 10.11.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.10.2
Amendment No. 2, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.10.3
Amendment No. 3, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)).*

10.10.4
Amendment No. 4, dated January 1, 2014, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2014 (File No. 001-11442)).*

10.11
Employment Agreement, dated February 26, 2008, by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.11.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.13.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.11.2
Amendment No. 2, effective January 1, 2010, to the Employment Agreement dated February 26, 2008 by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-11442)).*

10.11.3
Amendment No. 3, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.11.4
Amendment No. 4, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)).*

10.11.5
Amendment No. 5, dated January 1, 2014, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2014 (File No. 001-11442)).*

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

10.13
IAM Agreement 2013-2018, effective February 3, 2013, by and between Chart Energy & Chemicals, Inc. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-11442)).

10.14
Base Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.14.1
Base Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.14.2
Base Warrants Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011 (File No. 001-11442)).

10.14.3
Base Warrants Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.14.4
Base Capped Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.14.5
Base Capped Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.15
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

10.15.1
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