Form 10-Q
period 2014-03-31
CHART INDUSTRIES INC
filed 2014-04-29
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
At April 28, 2014, there were 30,468,523 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$140,419	$137,345
Accounts receivable, less allowances of $5,045 and $5,654	178,230	224,114
Inventories, net	223,995	213,004
Unbilled contract revenue	53,108	31,976
Prepaid expenses	11,457	12,257
Deferred income taxes	17,474	14,675
Other current assets	17,990	16,072
Total Current Assets	642,673	649,443
Property, plant and equipment, net	228,334	224,205
Goodwill	398,931	398,905
Identifiable intangible assets, net	167,625	172,142
Other assets	27,390	16,935
TOTAL ASSETS	$1,464,953	$1,461,630
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$94,509	$101,805
Customer advances and billings in excess of contract revenue	108,886	102,048
Accrued salaries, wages and benefits	33,257	39,961
Current portion of warranty reserve	17,135	19,567
Short-term debt	3,216	3,280
Current convertible notes	—	193,437
Current portion of long-term debt	3,750	3,750
Other current liabilities	31,189	35,456
Total Current Liabilities	291,942	499,304
Long-term debt	259,774	64,688
Long-term deferred tax liabilities	51,237	47,716
Long-term portion of warranty reserve	13,700	14,260
Accrued pension liabilities	7,322	7,719
Other long-term liabilities	9,212	9,360
Total Liabilities	633,187	643,047

Convertible notes conversion feature	—	56,563
Equity
Common stock, par value $.01 per share – 150,000,000 shares authorized, 30,465,937 and 30,378,502 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	305	304
Additional paid-in capital	371,403	311,972
Retained earnings	441,184	429,187
Accumulated other comprehensive income	11,443	13,322
Total Chart Industries, Inc. Shareholders’ Equity	824,335	754,785
Noncontrolling interests	7,431	7,235
Total Equity	831,766	762,020
TOTAL LIABILITIES AND EQUITY	$1,464,953	$1,461,630
The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Sales	$266,240	$273,648
Cost of sales	188,694	194,198
Gross profit	77,546	79,450
Selling, general and administrative expenses	50,911	47,204
Amortization expense	4,489	4,895
Operating expenses	55,400	52,099
Operating income	22,146	27,351
Other expenses:
Interest expense, net	4,149	3,991
Financing costs amortization	326	326
Foreign currency loss	118	346
Other expenses, net	4,593	4,663
Income before income taxes	17,553	22,688
Income tax expense	5,214	6,580
Net income	12,339	16,108
Noncontrolling interests, net of taxes	342	573
Net income attributable to Chart Industries, Inc.	$11,997	$15,535
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.40	$0.52
Diluted	$0.38	$0.51
Weighted-average number of common shares outstanding:
Basic	30,346	30,035
Diluted	31,427	30,426

Comprehensive income, net of taxes	$10,314	$15,095
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	196	592
Comprehensive income attributable to Chart Industries, Inc., net of taxes	$10,118	$14,503

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$12,339	$16,108
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,172	9,914
Interest accretion of convertible notes discount	2,587	2,391
Employee share-based compensation expense	3,957	2,564
Financing costs amortization	326	326
Unrealized foreign currency transaction loss	1,072	346
Other non-cash operating activities	118	433
Changes in asset and liabilities, net of acquisitions:
Accounts receivable	44,543	(16,892)
Inventory	(12,144)	(15,704)
Unbilled contract revenues and other assets	(28,844)	(15,224)
Accounts payable and other liabilities	(20,392)	(8,764)
Customer advances and billings in excess of contract revenue	7,127	864
Net Cash Provided by (Used In) Operating Activities	20,861	(23,638)
INVESTING ACTIVITIES
Capital expenditures	(10,417)	(12,078)
Advance payment on acquisition	(4,624)	—
Proceeds from sale of assets	34	—
Net Cash Used In Investing Activities	(15,007)	(12,078)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	3,283	48,978
Repayments on revolving credit facilities	(3,252)	(31,738)
Principal payments on long-term debt	(938)	(938)
Proceeds from exercise of stock options	516	3,913
Excess tax benefit from share-based compensation	1,564	4,383
Common stock repurchases	(3,174)	(1,879)
Net Cash (Used In) Provided By Financing Activities	(2,001)	22,719
Effect of exchange rate changes on cash	(779)	(2,233)
Net increase (decrease) in cash and cash equivalents	3,074	(15,230)
Cash and cash equivalents at beginning of period	137,345	141,498
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$140,419	$126,268
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2014
(Dollars and shares in thousands, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
NOTE 2 — Inventories
The following table summarizes the components of inventory:

	March 31, 2014	December 31, 2013
Raw materials and supplies	$95,208	$93,014
Work in process	47,123	42,996
Finished goods	81,664	76,994
Total inventories, net	$223,995	$213,004
The allowance for excess and obsolete inventory balance at March 31, 2014 and December 31, 2013 was $6,168 and $6,556, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 3 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at December 31, 2013	$83,215	$160,054	$155,636	$398,905
Foreign currency translation adjustments and other	—	26	—	26
Balance at March 31, 2014	$83,215	$160,080	$155,636	$398,931
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill)(1):

	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	$36,314	$(5,501)	$43,133	$(11,776)
Patents	7,906	(5,578)	7,904	(5,397)
Product names	9,155	(4,937)	9,244	(4,525)
Customer relations	158,068	(75,682)	159,143	(73,460)
Total finite-lived intangible assets	$211,443	$(91,698)	$219,424	$(95,158)
Indefinite-lived intangible assets:
Trademarks and trade names	$47,880		$47,876
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for intangible assets subject to amortization was $4,489 and $4,895 for the three months ended March 31, 2014 and 2013, respectively. The Company estimates amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2014	$17,800
2015	16,200
2016	14,300
2017	13,400
2018	12,700

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 4 — Debt and Credit Arrangements
Convertible Notes
The outstanding aggregate principal amount of the Company’s 2.0% Convertible Senior Subordinated Notes due 2018 (the “Convertible Notes”) is $250,000. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance was 7.9%.
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
Upon issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885, which was recorded as long-term debt, and an equity component of $79,115, which was initially recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represented the Company’s interest rate for similar debt instruments at that time without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. At March 31, 2014 and December 31, 2013, the carrying amount of the liability component was $196,024 and $193,437, respectively, and the unamortized debt discount of the Convertible Notes was $53,976 and $56,563, respectively.
For the three months ended March 31, 2014 and 2013, interest expense for the Convertible Notes was $3,837 and $3,641, respectively, which included $2,587 and $2,391 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $1,250 of 2.0% cash interest for both periods. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277, with $2,303 recorded as a reduction in additional paid-in-capital. The remaining balance of $4,974 is being amortized over the term of the Convertible Notes. For the three months ended March 31, 2014 and 2013, total expense associated with the amortization of these debt issuance costs was $178 for both periods.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

Prior to May 1, 2018, the Convertible Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2011 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price (currently $69.03) for the Convertible Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which, as determined following a request by a holder of Convertible Notes as provided in the bond indenture (the “Indenture”), the trading price per $1,000 principal amount of Convertible Notes for each trading day of such Measurement Period was less than 97% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate for the Convertible Notes on each such trading day; or (3) upon the occurrence of specified corporate events pursuant to the terms of the Indenture. On or after May 1, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders of the Convertible Notes may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. It is the Company’s intention to settle any excess conversion value in shares of the Company’s common stock. Since the Company’s closing common stock price of $79.45 at the end of the period exceeded the conversion price of $69.03, the if-converted value exceeded the principal amount of the Convertible Notes by approximately $37,737 at March 31, 2014. As described above, the convertible note hedge and capped call transactions are expected to reduce the potential dilution with respect to the Company’s common stock upon conversion of the Convertible Notes.
The conversion rate on the Convertible Notes will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following the occurrence of a make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes prior to maturity. If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to purchase the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. For purposes of calculating earnings per share, if the market price of the Company’s common stock exceeds the applicable conversion price, as was the case at March 31, 2014, shares contingently issuable under the Convertible Notes will have a dilutive effect with respect to the Company’s common stock.
As of January 1, 2014, the Convertible Notes were convertible at the option of the shareholders. As such, the liability component of the Convertible Notes was classified as a current liability, and a portion of the equity component of the Convertible Notes was considered redeemable and, as such, was classified as temporary equity in the condensed consolidated balance sheet at December 31, 2013. At the end of the first quarter of 2014, events for early conversion were not met, and thus the Convertible Notes were not convertible as of, and for the fiscal quarter beginning April 1, 2014. As such, the liability component of the Convertible Notes was reclassified as long-term debt, and the $56,563 temporary equity balance was reclassified as permanent equity in the condensed consolidated balance sheet as of March 31, 2014. The Company reassesses the convertibility of the Convertible Notes and the related balance sheet classification on a quarterly basis. There have been no conversions as of the date of this filing.
Senior Credit Facility
The Company has an outstanding five-year $375,000 senior secured credit facility (“Senior Credit Facility”), which consists of a $75,000 term loan (“Term Loan”) and a $300,000 revolving credit facility (“Revolving Credit Facility”). The Senior Credit Facility has a maturity date of April 25, 2017. The Revolving Credit Facility includes a $25,000 sub-limit for the issuance of swingline loans and a $100,000 sub-limit to be used for letters of credit. There is a foreign currency limit of $50,000 under the Revolving Credit Facility which could be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $50,000 under the Revolving Credit Facility made by the Company’s wholly-owned subsidiary, Chart Industries Luxembourg S.à r.l.
The Company recorded $1,445 in deferred financing costs related to the Senior Credit Facility which are being amortized over the five-year term of the loan. For the three months ended March 31, 2014 and 2013, financing costs amortization associated with the Senior Credit Facility was $148 for both periods. The Senior Credit Facility also includes an expansion

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

option permitting the Company to add up to an aggregate of $150,000 in term loans or revolving credit commitments from its existing and potential new lenders.
Loans under the Senior Credit Facility bear interest, at the applicable Borrower’s election, at either LIBOR or the greatest of (a) the JPMorgan prime rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1% or (c) the Adjusted LIBOR Rate (as defined in the Senior Credit Facility) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1%, plus a margin that varies with the Company’s leverage ratio. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.40% of the unused Revolver balance and a letter of credit participation fee equal to the daily aggregate letter of credit exposure at the rate per annum equal to the Applicable Margin for Eurocurrency Revolving Facility Borrowings (ranging from 1.5% to 3.0%, depending on the leverage ratio calculated at each fiscal quarter end). A fronting fee must be paid on each letter of credit that is issued equal to 0.125% per annum of the stated dollar amount of the letter of credit. Under the terms of the Senior Credit Facility, 5% of the $75,000 Term Loan is payable annually in quarterly installments over the first three years, 10% is payable annually in quarterly installments over the final two years, and the remaining balance is due on April 25, 2017.
The Senior Credit Facility contains a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. Significant financial covenants for the Senior Credit Facility include a leverage ratio and an interest ratio. At March 31, 2014, the Company was in compliance with all covenants.
At March 31, 2014, there was $67,500 outstanding under the Term Loan and $31,058 in letters of credit issued. At March 31, 2014, availability under the Revolving Credit Facility was $268,942. The obligations under the Senior Credit Facility are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the Senior Credit Facility) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), a wholly-owned subsidiary of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China D&S Facilities”) which include a revolving line with 30.0 million Chinese yuan (equivalent to $4,824) in borrowing capacity, a bonding/guarantee facility with up to 50.0 million Chinese yuan (equivalent to $8,040) in borrowing capacity, and an overdraft facility with 10.0 million Chinese yuan (equivalent to $1,608) in borrowing capacity. Any drawings made by CCESC and CCDEC under the China D&S Facilities are guaranteed by the Company. At March 31, 2014, there was 20.0 million Chinese yuan (equivalent to $3,216) outstanding under the revolving line, bearing interest at 6.4%.
CCDEC also maintained a facility with Bank of China with capacity of up to 20.0 million Chinese yuan (equivalent to $3,252). The facility matured on March 19, 2014, thus, CCDEC repaid the 20.0 million Chinese yuan balance (equivalent to $3,252) outstanding under this facility.
As of March 31, 2014, CCESC and CCDEC had 6.4 million Chinese yuan (equivalent to $1,034) and 4.7 million Chinese yuan (equivalent to $757) in bank guarantees, respectively.
Foreign Facilities – Ferox
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $8,779). Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. Neither of the facilities allows revolving credit borrowings, including overdraft protection. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% p.a. on the face amount of each guarantee or letter of credit. Ferox’s land, buildings and accounts receivable secure the credit facilities. As of March 31, 2014, there were bank guarantees of 75.4 million Czech koruna (equivalent to $3,782) supported by the Ferox credit facilities.
Fair Value Disclosures
The fair value of the term loan portion of the Company’s Senior Credit Facility was estimated based on the present value of the underlying cash flows discounted using market interest rates. Under this method, the fair value of the Company’s Term Loan approximated its carrying amount as of March 31, 2014 and December 31, 2013. The Company’s Term Loan was valued using observable inputs and, accordingly, the valuation is performed using Level 2 inputs as defined in Note 8.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

The fair value of the Convertible Notes was approximately 135% of its par value as of March 31, 2014 and approximately 154% of its par value as of December 31, 2013. The Convertible Notes are actively quoted instruments and, accordingly, the valuation is performed using Level 1 inputs as defined in Note 8.
NOTE 5 — Derivative Financial Instruments
The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency risk that exists as part of its ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instruments. The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the U.S. dollar, the euro, the Japanese yen, the Czech koruna, the Australian dollar, the Norwegian krone, the Canadian dollar and the Chinese yuan. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Foreign currency forward contracts are measured at fair value and recorded on the condensed consolidated balance sheets as other current liabilities or assets. Changes in their fair value are recorded in the condensed consolidated statements of income and comprehensive income as foreign currency gains or losses. The Company's foreign currency forward contracts are not exchange traded instruments and, accordingly, the valuation is performed using Level 2 inputs as defined in Note 8. Gains or losses on settled or expired contracts are recorded in the condensed consolidated statements of income and comprehensive income as foreign currency gains or losses.
The changes in fair value with respect to the Company’s foreign currency forward contracts generated a net loss of $125 and a net gain of $1,164 for the three months ended March 31, 2014 and 2013, respectively.
NOTE 6 — Product Warranties
The Company provides product warranties with varying terms and durations for the majority of its products. The Company estimates its warranty reserve by considering historical and projected warranty claims, historical and projected cost-per-claim and knowledge of specific product issues that are outside its typical experience. The Company records warranty expense in cost of sales. Product warranty claims not expected to occur within one year are recorded in the long-term portion of the warranty reserve in the condensed consolidated balance sheets.
The following table represents changes in the Company’s consolidated warranty reserve:

Balance at December 31, 2013	$33,827
Warranty expense	4,061
Warranty usage	(7,053)
Balance at March 31, 2014	$30,835
NOTE 7 — Business Combinations
Xinye Acquisition
On June 8, 2013, Chart Asia Investment Company Limited (“Chart Asia”), a wholly-owned subsidiary of the Company, acquired 80% of the shares of Nanjing Xinye Electric Engineering Co., Ltd. (“Xinye”) for an aggregate cash purchase price of 18.3 million Chinese yuan (equivalent to $2,965), net of cash acquired. The remaining 20% will be retained by one of the original shareholders. The fair value of the net assets acquired and goodwill at the date of acquisition was 16.4 million Chinese yuan and 1.9 million Chinese yuan, respectively. Xinye, located in Nanjing, Jiangsu Province, China, designs, manufactures and sells control systems and dispensers for the liquefied natural gas, compressed natural gas, and industrial gas markets. It also engages in the design and production of integrated circuit card systems and remote monitoring systems for natural gas mobile equipment. Xinye provides the Company localized dispensing and control technology and increases its penetration into the high growth natural gas markets in the Asian region. Xinye’s results are included in the Company’s Distribution & Storage business segment.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

Contingent Consideration
The estimated fair value of total contingent consideration relating to a prior acquisition was valued using a discounted cash flow approach, which includes assumptions for the probabilities of achieving gross sales or gross profit targets and the discount rate applied to the projected payments. The valuation is performed using Level 3 inputs as defined in Note 8. Changes in fair value of contingent consideration are recorded as selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income.
Potential payments may be paid between April 1, 2014 and March 31, 2016 based on the attainment of certain revenue targets. The remaining maximum potential payout related to total contingent consideration is $3,000.

BioMedical
Balance at December 31, 2013	$2,289
Increase in contingent consideration liabilities	63
Balance at March 31, 2014	$2,352
For the three months ended March 31, 2014 and 2013, total contingent consideration related to the BioMedical segment increased by $63 and $58, respectively.
NOTE 8 — Fair Value Measurements
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
Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company’s condensed consolidated balance sheets are as follows:

	March 31, 2014
	Total	Level 2	Level 3

Foreign currency forward contracts	$123	$123	$—
Total financial assets	$123	$123	$—

Foreign currency forward contracts	$220	$220	$—
Contingent consideration liabilities	2,352	—	2,352
Total financial liabilities	$2,572	$220	$2,352

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

	December 31, 2013
	Total	Level 2	Level 3

Foreign currency forward contracts	$13	$13	$—
Total financial assets	$13	$13	$—

Foreign currency forward contracts	$394	$394	$—
Contingent consideration liabilities	2,289	—	2,289
Total financial liabilities	$2,683	$394	$2,289
Refer to Note 5 for further information regarding derivative financial instruments and Note 7 for further information regarding contingent consideration liabilities.
NOTE 9 — Equity
Accumulated Other Comprehensive Income
The following tables represent changes in accumulated other comprehensive income by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$18,425	$(5,103)	$13,322
Other comprehensive loss	(1,930)	—	(1,930)
Actuarial losses reclassified from accumulated other comprehensive income, net of income taxes of $29 (1)	—	51	51
Net current-period other comprehensive (loss) income, net of taxes	(1,930)	51	(1,879)
Balance at March 31, 2014	$16,495	$(5,052)	$11,443

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$14,207	$(12,566)	$1,641
Other comprehensive loss	(1,245)	—	(1,245)
Actuarial losses reclassified from accumulated other comprehensive income, net of income taxes of $124 (1)	—	213	213
Net current-period other comprehensive (loss) income, net of taxes	(1,245)	213	(1,032)
Balance at March 31, 2013	$12,962	$(12,353)	$609
_______________

(1)
Amounts reclassified from accumulated other comprehensive income were expensed and included in cost of sales ($31 and $133 for the three months ended March 31, 2014 and 2013, respectively) and selling, general and administrative expenses ($49 and $204 for the three months ended March 31, 2014 and 2013, respectively) in the condensed consolidated statements of income and comprehensive income. The components in accumulated other comprehensive income are included in the computation of net periodic pension (income) cost as reported in Note 11.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Three Months Ended March 31,
	2014	2013
Net income attributable to Chart Industries, Inc.	$11,997	$15,535
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.40	$0.52
Diluted	$0.38	$0.51

Weighted average number of common shares outstanding — basic	30,346	30,035
Incremental shares issuable upon assumed conversion and exercise of share-based awards	318	284
Incremental shares issuable due to dilutive effect of the Convertible Notes	718	107
Incremental shares issuable due to dilutive effect of warrants	45	—
Weighted average number of common shares outstanding — diluted	31,427	30,426
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Share-based awards	23	204
Convertible note hedge and capped call transactions (1)	715	107
Warrants	—	3,368
Total anti-dilutive securities	738	3,679
_______________

(1)	The convertible note hedge and capped call transactions offset any dilution upon actual conversion of the Convertible Notes up to a common stock price of $84.96. See Note 4 for further information.
NOTE 10 — Income Taxes
The effective income tax rate of 29.7% for the three months ended March 31, 2014 differed from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at lower rates than the U.S. federal statutory rate. The effective income tax rate of 29.0% for the three months ended March 31, 2013 differed from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the federal statutory rate and the positive effect of the domestic production activities deduction.
As of March 31, 2014, the Company has recorded a $941 liability for gross unrecognized tax benefits. This amount includes $514 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2014, the Company had accrued approximately $99 for the payment of interest and penalties.
NOTE 11 — Employee Benefit Plans
The Company has a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation. The following table represents the components of net periodic pension (income) cost:

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

	Three Months Ended March 31,
	2014	2013
Interest cost	$590	$528
Expected return on plan assets	(776)	(676)
Amortization of net loss	80	337
Total net periodic pension (income) cost	$(106)	$189
NOTE 12 — Share-based Compensation
During the three months ended March 31, 2014, the Company granted 74 stock options, 37 shares of restricted stock and restricted stock units, 16 performance units and 19 leveraged restricted share units. Non-employee directors received 1 stock awards with a fair value of $103. During the three months ended March 31, 2014, participants in the Company’s stock option plans exercised options to purchase 14 shares of the Company’s common stock while 4 stock options were forfeited.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period, and performance units and leveraged restricted share units vest at the end of a three-year performance period based on the achievement of certain performance conditions. During the three months ended March 31, 2014, 40 restricted stock and restricted stock units vested while 1 shares of restricted stock were forfeited. Also, during the three months ended March 31, 2014, 48 performance units vested while 1 performance units were forfeited.
Share-based compensation expense was $3,957 and $2,564 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, total share-based compensation of $17,781 is expected to be recognized over the weighted-average period of approximately 2.4 years assuming performance units are earned at their maximum payout potential.
NOTE 13 — Contingencies
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 14 — Reportable Segments
The structure of the Company’s internal organization is divided into the following reportable segments, which are also the Company’s operating segments: Energy & Chemicals (“E&C”), Distribution & Storage (“D&S”) and BioMedical. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and share-based compensation expenses that are not allocated to the reportable segments.
The following table represents information for the Company’s reportable segments and its corporate function:

	Three Months Ended March 31,
	2014	2013
Sales
Energy & Chemicals	$86,146	$80,861
Distribution & Storage	129,522	128,733
BioMedical	50,572	64,054
Consolidated	$266,240	$273,648
Operating Income (Loss)
Energy & Chemicals	$16,607	$12,819
Distribution & Storage	18,087	19,289
BioMedical	2,395	6,753
Corporate	(14,943)	(11,510)
Consolidated	$22,146	$27,351

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Chart Industries, Inc. (the “Company,” “Chart,” or “we”) is a leading independent global manufacturer of highly engineered equipment used in the production, storage and end-use of hydrocarbon and industrial gases. The largest portion of end-use applications for our products is energy-related. We are a leading manufacturer of standard and engineered equipment primarily used for low-temperature and cryogenic applications. We have developed an expertise in medical respiratory equipment and cryogenic systems equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit). The majority of our products, including vacuum insulated containment vessels, heat exchangers, cold boxes, other cryogenic components, and respiratory therapy products, are used throughout the liquid gas supply chain for the purification, liquefaction, distribution, storage and end-use of hydrocarbon and industrial gases.
Sales for the three months ended March 31, 2014 were $266.2 million compared to sales of $273.6 million for the three months ended March 31, 2013, reflecting a decrease of $7.4 million, or 2.7%. This decline was mainly attributable to a decrease in medical respiratory product sales in our BioMedical segment and was partially offset by volume increases in our air cooled heat exchanger and process systems product lines in our E&C segment. Market restructuring driven by Medicare competitive bidding continues to adversely impact our BioMedical segment in the U.S. Additionally, adverse weather impacted industrial activity in the U.S. operations. Gross profit for the three months ended March 31, 2014 was $77.5 million, or 29.1% of sales, as compared to $79.5 million, or 29.0% of sales, for the three months ended March 31, 2013. Gross profit declined due to lower sales volume and higher warranty costs in our BioMedical segment which was partially offset by improved performance in our E&C segment due to project mix and execution. Operating income for the three months ended March 31, 2014 was $22.1 million compared to $27.4 million for the three months ended March 31, 2013.

The following table represents selected financial data for our operating segments for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Sales
Energy & Chemicals	$86,146	$80,861
Distribution & Storage	129,522	128,733
BioMedical	50,572	64,054
Consolidated	$266,240	$273,648
Gross Profit
Energy & Chemicals	$24,723	$20,927
Distribution & Storage	36,342	36,502
BioMedical	16,481	22,021
Consolidated	$77,546	$79,450
Gross Profit Margin
Energy & Chemicals	28.7%	25.9%
Distribution & Storage	28.1%	28.4%
BioMedical	32.6%	34.4%
Consolidated	29.1%	29.0%
SG&A Expenses
Energy & Chemicals	$7,510	$7,286
Distribution & Storage	16,951	16,003
BioMedical	11,507	12,405
Corporate	14,943	11,510
Consolidated	$50,911	$47,204
SG&A Expenses (% of Sales)
Energy & Chemicals	8.7%	9.0%
Distribution & Storage	13.1%	12.4%
BioMedical	22.8%	19.4%
Consolidated	19.1%	17.2%
Operating Income
Energy & Chemicals	$16,607	$12,819
Distribution & Storage	18,087	19,289
BioMedical	2,395	6,753
Corporate	(14,943)	(11,510)
Consolidated	$22,146	$27,351
Operating Margin
Energy & Chemicals	19.3%	15.9%
Distribution & Storage	14.0%	15.0%
BioMedical	4.7%	10.5%
Consolidated	8.3%	10.0%

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Sales
Sales for the three months ended March 31, 2014 were $266.2 million compared to $273.6 million for the three months ended March 31, 2013, reflecting a decrease of $7.4 million, or 2.7%. E&C segment sales increased by $5.3 million, or 6.5%, compared to the prior year period. This increase in E&C segment sales was primarily due to improved volume in air cooled heat exchangers due to timing and improved project mix in process systems. D&S segment sales increased by $0.8 million, or 0.6%, compared to the prior year period. This increase in D&S segment sales was mainly attributable to higher volume related to LNG equipment, mainly in Europe and the U.S. This was partially offset by decreased volume in bulk products in Asia and the U.S. BioMedical segment sales decreased by $13.5 million, or 21.0%, compared to the prior year period. This decrease in BioMedical segment sales was mainly due to lower sales of respiratory therapy equipment in the U.S. due to market restructuring driven by Medicare competitive bidding.
Gross Profit and Margin
Gross profit for the three months ended March 31, 2014 was $77.5 million, or 29.1% of sales, versus $79.5 million, or 29.0% of sales, for the three months ended March 31, 2013, which reflected a decrease of $2.0 million, while the related margin increased by 0.1 percentage points. E&C segment gross profit increased by $3.8 million while the related margin increased by 2.8 percentage points. The increase in gross profit and the related margin percentage for the E&C segment was primarily due to project mix and improved project execution. Gross profit for the D&S segment decreased slightly by $0.2 million while margin decreased by 0.3 percentage points. BioMedical segment gross profit decreased by $5.5 million as margin decreased by 1.8 percentage points compared to the prior year period. The decrease in BioMedical gross profit was primarily due to decreased volume in medical respiratory products while the decline in the related margin percentage was mainly attributable to higher warranty costs. In the first quarter of 2014, we experienced a higher rate of warranty claims in our BioMedical segment within the AirSep product lines. As a result of the increased claims and revisions to the estimated cost of warranty claims, we adjusted our estimated warranty reserve in the quarter. This led to an increase in the BioMedical segment’s warranty expense as a percent of sales to 5.8% compared to 2.4% in the prior year period. See the critical accounting policy disclosure for further information regarding the warranty accruals.
SG&A Expenses
SG&A expenses for the three months ended March 31, 2014 were $50.9 million, or 19.1% of sales, compared to $47.2 million, or 17.2% of sales, for the three months ended March 31, 2013. This $3.7 million increase was primarily due to higher employee-related costs and share-based compensation expense at the corporate level. SG&A expenses for the E&C segment increased by $0.2 million compared to the prior year period. D&S segment SG&A expenses increased by $1.0 million compared to the prior year period mainly due to higher employee-related costs partially offset by lower commissions. SG&A expenses for the BioMedical segment decreased by $0.9 million compared to the prior year period mainly due to lower acquisition-related costs and lower commissions due to the overall sales decline. Corporate SG&A expenses increased by $3.4 million compared to the prior year period primarily due to higher employee-related costs, with share-based compensation expense representing $1.4 million of the increase. This increase was largely due to the acceleration of share-based compensation expense for retirement eligible participants.
Amortization Expense
Amortization expense for the three months ended March 31, 2014 was $4.5 million, or 1.7% of sales compared to $4.9 million, or 1.8% of sales, for the three months ended March 31, 2013.
Operating Income
As a result of the foregoing, operating income for the three months ended March 31, 2014 was $22.1 million, or 8.3% of sales, a decrease of $5.2 million compared to operating income of $27.4 million, or 10.0% of sales, for the same period in 2013.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended March 31, 2014 and 2013 was $4.1 million and $4.0 million, respectively. Interest expense for the three months ended March 31, 2014 included $1.3 million of 2.0% cash interest and $2.6 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For the three months ended March 31, 2014 and 2013, financing costs amortization was $0.3 million for both periods.

Foreign Currency Loss
For the three months ended March 31, 2014 and 2013, foreign currency losses were $0.1 million and $0.3 million, respectively. Losses decreased by $0.2 million during the three months ended March 31, 2014 due to exchange rate volatility, especially with respect to the euro and Chinese yuan, and settlements and mark-to market adjustments related to foreign currency forward contracts.
Income Tax Expense
Income tax expense of $5.2 million and $6.6 million for the three months ended March 31, 2014 and 2013, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 29.7% and 29.0%, respectively. The increase in the effective income tax rate was primarily due to the expiration of the Research & Development credit at December 31, 2013.
Net Income
As a result of the foregoing, net income attributable to the Company for the three months ended March 31, 2014 and 2013 was $12.0 million and $15.5 million, respectively.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company's Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is the Company's intention to settle any excess conversion value in shares of the Company's common stock. However, the Company may elect to settle, at its discretion, any such excess value in cash, shares of the Company's common stock or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of the Company's common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share. At the end of the first quarter of 2014, events for early conversion were not met, and thus the Convertible Notes were not convertible as of, and for the fiscal quarter beginning April 1, 2014. There have been no conversions as of the date of this filing. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from working capital and borrowings under the Senior Credit Facility (as described below).
Senior Credit Facility: The Company has an outstanding five-year $375.0 million senior secured credit facility (“Senior Credit Facility”), which consists of a $75.0 million term loan (the “Term Loan”) and a $300.0 million revolving credit facility (the “Revolving Credit Facility”). The Senior Credit Facility has a maturity date of April 25, 2017. The Senior Credit Facility also includes an expansion option permitting the Company to add up to an aggregate $150.0 million in term loans or revolving credit commitments from its existing and potential new lenders. Under the terms of the Senior Credit Facility, 5% of the $75.0 million Term Loan is payable annually in quarterly installments over the first three years, 10% is payable annually in quarterly installments over the final two years, and the remaining balance is due on April 25, 2017. Significant financial covenants for the Senior Credit Facility include a leverage ratio and an interest ratio. At March 31, 2014, there was $67.5 million in borrowings outstanding under the Term Loan. The Company also had $31.1 million in letters of credit and bank guarantees supported by the Revolving Credit Facility, which had availability of $268.9 million at March 31, 2014. The Company was in compliance with all covenants, including its financial covenants, at March 31, 2014.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), a wholly-owned subsidiary of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China D&S Facilities”) which include a revolving line with 30.0 million Chinese yuan (equivalent to $4.8 million) in borrowing capacity, a bonding/guarantee facility with up to 50.0 million Chinese yuan (equivalent to $8.0 million) in borrowing capacity, and an overdraft facility with 10.0 million Chinese yuan (equivalent to $1.6 million) in borrowing capacity. Any drawings made by CCESC and CCDEC under the China D&S Facilities are guaranteed by the Company. At March 31, 2014, there was 20.0 million Chinese yuan (equivalent to $3.2 million) outstanding under the revolving line, bearing interest at 6.4%.
CCDEC also maintained a facility with Bank of China with capacity of up to 20.0 million Chinese yuan (equivalent to $3.3 million). The facility matured on March 19, 2014, thus, CCDEC repaid the 20.0 million Chinese yuan balance (equivalent to $3.3 million) outstanding under this facility.

As of March 31, 2014, CCESC and CCDEC had 6.4 million Chinese yuan (equivalent to $1.0 million) and 4.7 million Chinese yuan (equivalent to $0.8 million) in bank guarantees, respectively.
Foreign Facilities – Ferox: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured revolving credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $8.8 million). Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. Neither of the facilities allows revolving credit borrowings, including overdraft protection. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% p.a. on the face amount of each guarantee or letter of credit. Ferox’s land, buildings and accounts receivable secure the credit facilities. At March 31, 2014, there were 75.4 million Czech koruna (equivalent to $3.8 million) of bank guarantees supported by such facilities.
Our debt and related covenants are further described in the Debt and Credit Arrangements note (Note 4) to our condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $140.4 million at March 31, 2014, an increase of $3.1 million from the balance at December 31, 2013. Our foreign subsidiaries held cash of approximately $93.5 million and $97.1 million at March 31, 2014 and December 31, 2013, respectively, to meet their liquidity needs. No material restrictions exist in accessing cash held by our foreign subsidiaries and we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. We believe that our existing cash and cash equivalents, funds available under our debt facilities and cash provided by operations will be sufficient to finance our normal working capital needs, acquisition obligations, and investments in properties, facilities and equipment for the foreseeable future.
Cash provided by operating activities was $20.9 million for the three months ended March 31, 2014 compared to $23.6 million of cash used in operating activities for the three months ended March 31, 2013. The increase of $44.5 million in cash provided by operations was primarily due to cash collections in accounts receivable.
Cash used in investing activities was $15.0 million and $12.1 million for the three months ended March 31, 2014 and 2013, respectively, which mainly represents capital expenditures. Major capital expenditures for the three months ended March 31, 2014 included capacity expansion projects in the E&C segment in response to continued growth in the energy industry. Also during the three months ended March 31, 2014, we advanced $4.6 million related to our previously announced acquisition in Wuxi, China.
Cash used in financing activities for the three months ended March 31, 2014 was $2.0 million compared to $22.7 million of cash provided by financing activities for the three months ended March 31, 2013 primarily as a result of lower borrowings on revolving credit facilities compared to the prior year period. During the three months ended March 31, 2014, the Company made $0.9 million in scheduled quarterly principal payments on the term loan portion of the Senior Credit Facility. We borrowed $3.3 million and repaid $3.3 million from our foreign facilities. Excess tax benefits from share-based compensation were $1.6 million. We received $0.5 million in proceeds from stock option exercises. We also used $3.2 million for the purchase of common stock which was surrendered to cover tax withholding elections.
Cash Requirements
The Company does not anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2014. Management anticipates the Company will be able to satisfy cash requirements for its ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We expect capital expenditures for the remaining nine months of 2014 to be in the range of $50.0 to $80.0 million, primarily for capital expansion and improvement projects across our D&S and E&C segments, which includes a project to increase our capacity in China for both LNG and industrial gas applications with an $80 million greenfield site near our current Changzhou, China facility and additional equipment for the brazed aluminum heat exchanger facility in La Crosse, Wisconsin. In addition, the Company expects to use approximately $8.4 million during the next three months to expand its business lines and production capabilities for E&C segment products in Wuxi, China in connection with a previously announced acquisition.
For the remaining nine months of 2014, the Company is forecasting to use approximately $1.2 million for scheduled interest payments under the Senior Credit Facility. We are also required to make quarterly principal payments of approximately $0.9 million during the remaining nine months of 2014 under the Senior Credit Facility. In addition, our forecasts for the remaining nine months of 2014 contemplate the use of approximately $22.0 to $25.0 million of cash to pay U.S. and foreign income taxes. We are also required to make a payment of $0.7 million related to a contingent consideration agreement.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Our backlog as of March 31, 2014 was $721.9 million compared to $728.8 million as of December 31, 2013.
The table below represents orders and backlog by segment for the periods indicated (dollar amounts in thousands):

	Three Months Ended
	March 31, 2014	December 31, 2013
Orders
Energy & Chemicals	$65,041	$85,139
Distribution & Storage	142,528	145,772
BioMedical	55,005	56,275
Total	$262,574	$287,186
Backlog
Energy & Chemicals	$321,468	$342,466
Distribution & Storage	372,368	363,480
BioMedical	28,022	22,890
Total	$721,858	$728,836
E&C orders for the three months ended March 31, 2014 were $65.0 million compared to $85.1 million for the three months ended December 31, 2013. E&C backlog totaled $321.5 million at March 31, 2014, compared to $342.5 million as of December 31, 2013. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter.
D&S orders for the three months ended March 31, 2014 were $142.5 million compared to $145.8 million for the three months ended December 31, 2013. D&S backlog totaled $372.4 million at March 31, 2014 compared to $363.5 million as of December 31, 2013. Subsequent to March 31, 2014, a major oil company customer delayed and suspended certain LNG infrastructure projects for an order previously awarded to our D&S business during 2013. The result of this action will be reflected as a reduction in orders of approximately $10 to $20 million depending on the customer’s final plans.
BioMedical orders for the three months ended March 31, 2014 were $55.0 million compared to $56.3 million for the three months ended December 31, 2013. BioMedical orders were down slightly mainly due to weakness in respiratory and commercial product lines. BioMedical backlog at March 31, 2014 totaled $28.0 million compared to $22.9 million as of December 31, 2013.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Application of Critical Accounting Policies
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts, goodwill, indefinite-lived intangibles, product warranty costs, pensions and share-based compensation. The product warranty costs critical accounting policy has been updated and expanded as follows:

Product Warranty Costs:  We provide product warranties with varying terms and durations for the majority of our products. We estimate product warranty costs and accrue for these costs as products are sold with a charge to cost of sales. Factors considered in estimating warranty costs include historical and projected warranty claims, historical and projected cost-per-claim and knowledge of specific product issues that are outside of our typical experience. Warranty accruals are evaluated and adjusted as necessary based on actual claims experience and changes in future claim and cost estimates.
As a result of our BioMedical segment’s acquisition of AirSep in August 2012, we recorded a warranty reserve of $37.0 million in purchase accounting, which included a significant estimate of claims associated with one of its product lines. This product line has experienced a significantly higher than normal level of failures due to compressors and other components. To calculate the reserve associated with this product line, we isolated the specific units which were being returned with identified warranty issues at significantly higher rates than normal. The entire population of these units was excluded from the typical warranty accrual process and the reserve was estimated by considering the identified population less units already returned, to estimate potential units that will be returned. These expected future claims were multiplied by the estimated cost to repair the unit in order to establish the warranty reserve associated with this product line. We have experienced and expect a significant number of claims as this product line runs through its warranty period. Usage of the acquired warranty reserve occurs as this product line progresses through its warranty period (expected completion in 2016). We have made various product improvements and revisions to the warranty claim process since the 2012 acquisition to mitigate the costs associated with this issue. Usage of the acquired warranty reserve has exceeded warranty expense since the acquisition. We do not expect our ongoing warranty expense to be as significant based on revisions to the product line as well as our process to satisfy the warranty claims.
Due to the uncertainty and potential volatility of these warranty estimates, changes in assumptions including expected warranty claims and costs to satisfy those claims or specifically identified issues could materially affect our financial position and net income in future periods.
There have been no significant changes to the remaining critical accounting policies since December 31, 2013.
Forward-Looking Statements
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A– “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:
•the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

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
All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, the Company’s operations are exposed to fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.
Interest Rate Risk: The Company’s primary interest rate risk exposure results from the Senior Credit Facility’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from March 31, 2014 rates, and assuming no changes in debt from the March 31, 2014 levels, our additional annual expense would be approximately $1.4 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the Norwegian krone, the Canadian dollar and the Chinese yuan. Monthly measurement, revaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At March 31, 2014, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.
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
The Company also entered into separate warrant transactions with the Option Counterparties initially relating to the number of shares of the Company’s common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the price per share of the Company’s common stock exceeds the strike price of the warrants unless the Company elects, subject to certain conditions, to settle the warrants in cash. The cap price of the capped call transactions and the strike price of the warrant transactions was initially $84.96 per share. Further information is located in the Debt and Credit Arrangements note to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures
As of March 31, 2014, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	None.

b.)	None.

c.)
During the first quarter of 2014, 35,095 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $3,174,000. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended March 31, 2014.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2014	12,004	$92.94	—	$—
February 1 – 28, 2014	23,065	89.14	—	—
March 1 – 31, 2014	26	84.01	—	—
Total	35,095	$90.44	—	$—

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

10.1
Amendment No. 5, dated January 1, 2014, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2014 (File No. 001-11442)).

10.2
Amendment No. 4, dated January 1, 2014, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2014 (File No. 001-11442)).

10.3
Amendment No. 4, dated January 1, 2014, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2014 (File No. 001-11442)).

10.4
Amendment No. 5, dated January 1, 2014, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2014 (File No. 001-11442)).

10.5
Form of Nonqualified Stock Option Agreement (2014 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-11442)).

10.6
Form of Performance Unit Agreement (2014 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-11442)).

10.7
Form of Leveraged Restricted Stock Unit Agreement (2014 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-11442)).

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

(xxx)
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date:	April 29, 2014	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)