Form 10-Q
period 2014-06-30
CHART INDUSTRIES INC
filed 2014-07-31
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
At July 29, 2014, there were 30,475,362 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$142,674	$137,345
Accounts receivable, less allowances of $6,119 and $5,654	199,478	224,114
Inventories, net	226,956	213,004
Unbilled contract revenue	40,692	31,976
Prepaid expenses	11,859	12,257
Deferred income taxes	17,642	14,675
Other current assets	14,060	16,072
Total Current Assets	653,361	649,443
Property, plant and equipment, net	238,772	224,205
Goodwill	407,360	398,905
Identifiable intangible assets, net	164,443	172,142
Other assets	24,057	16,935
TOTAL ASSETS	$1,487,993	$1,461,630
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$109,699	$101,805
Customer advances and billings in excess of contract revenue	89,548	102,048
Accrued salaries, wages and benefits	32,826	39,961
Current portion of warranty reserve	15,910	19,567
Short-term debt	7,898	3,280
Current convertible notes	—	193,437
Current portion of long-term debt	4,687	3,750
Other current liabilities	33,666	35,456
Total Current Liabilities	294,234	499,304
Long-term debt	260,538	64,688
Long-term deferred tax liabilities	51,705	47,716
Long-term portion of warranty reserve	12,350	14,260
Accrued pension liabilities	6,782	7,719
Other long-term liabilities	9,480	9,360
Total Liabilities	635,089	643,047

Convertible notes conversion feature	—	56,563
Equity
Common stock, par value $.01 per share – 150,000,000 shares authorized, 30,473,772 and 30,378,502 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	305	304
Additional paid-in capital	373,478	311,972
Retained earnings	461,253	429,187
Accumulated other comprehensive income	11,325	13,322
Total Chart Industries, Inc. Shareholders’ Equity	846,361	754,785
Noncontrolling interests	6,543	7,235
Total Equity	852,904	762,020
TOTAL LIABILITIES AND EQUITY	$1,487,993	$1,461,630
The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$306,810	$298,266	$573,050	$571,914
Cost of sales	214,629	208,460	403,323	402,658
Gross profit	92,181	89,806	169,727	169,256
Selling, general and administrative expenses	53,662	51,905	104,573	99,109
Amortization expense	4,475	4,922	8,964	9,817
Operating expenses	58,137	56,827	113,537	108,926
Operating income	34,044	32,979	56,190	60,330
Other expenses:
Interest expense, net	4,137	3,977	8,286	7,968
Financing costs amortization	327	327	653	653
Foreign currency loss	391	91	509	437
Other expenses, net	4,855	4,395	9,448	9,058
Income before income taxes	29,189	28,584	46,742	51,272
Income tax expense	8,818	7,981	14,032	14,561
Net income	20,371	20,603	32,710	36,711
Noncontrolling interests, net of taxes	302	603	644	1,176
Net income attributable to Chart Industries, Inc.	$20,069	$20,000	$32,066	$35,535
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.66	$0.66	$1.06	$1.18
Diluted	$0.65	$0.64	$1.03	$1.15
Weighted-average number of common shares outstanding:
Basic	30,389	30,249	30,368	30,143
Diluted	30,978	31,428	31,170	31,000

Comprehensive income, net of taxes	$20,269	$20,939	$30,583	$36,034
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	318	608	514	1,200
Comprehensive income attributable to Chart Industries, Inc., net of taxes	$19,951	$20,331	$30,069	$34,834

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$32,710	$36,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,360	19,963
Interest accretion of convertible notes discount	5,226	4,830
Employee share-based compensation expense	5,883	5,075
Financing costs amortization	653	653
Unrealized foreign currency transaction (gain) loss	(561)	80
Other non-cash operating activities	(361)	3,555
Changes in asset and liabilities, net of acquisitions:
Accounts receivable	23,528	(20,757)
Inventory	(16,824)	(15,963)
Unbilled contract revenues and other assets	(13,261)	(29,308)
Accounts payable and other liabilities	(2,850)	(1,179)
Customer advances and billings in excess of contract revenue	(12,160)	6,722
Net Cash Provided By Operating Activities	42,343	10,382
INVESTING ACTIVITIES
Capital expenditures	(25,665)	(29,226)
Proceeds from sale of assets	1,691	—
Acquisition of businesses, net of cash acquired	(11,943)	(3,032)
Net Cash Used In Investing Activities	(35,917)	(32,258)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	7,884	100,231
Repayments on revolving credit facilities	(3,252)	(97,011)
Principal payments on long-term debt	(1,875)	(1,876)
Proceeds from exercise of stock options	624	4,462
Excess tax benefit from share-based compensation	1,727	4,472
Payment of contingent consideration	(741)	—
Common stock repurchases	(3,291)	(1,903)
Dividend distribution to noncontrolling interest	(1,206)	(1,369)
Net Cash (Used In) Provided By Financing Activities	(130)	7,006
Effect of exchange rate changes on cash	(967)	(846)
Net increase (decrease) in cash and cash equivalents	5,329	(15,716)
Cash and cash equivalents at beginning of period	137,345	141,498
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$142,674	$125,782
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2014
(Dollars and shares in thousands, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Recently Issued Accounting Standards: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The amendments require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The ASU allows full retrospective or modified retrospective adoption. Early adoption is not permitted. The Company is currently assessing the transition method and effect that the ASU will have on the Company’s financial position, results of operations and cash flows.

NOTE 2 — Inventories
The following table summarizes the components of inventory:

	June 30, 2014	December 31, 2013
Raw materials and supplies	$95,021	$93,014
Work in process	43,078	42,996
Finished goods	88,857	76,994
Total inventories, net	$226,956	$213,004
The allowance for excess and obsolete inventory was $5,595 and $6,556 at June 30, 2014 and December 31, 2013, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 3 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at December 31, 2013	$83,215	$160,054	$155,636	$398,905
Foreign currency translation adjustments and other	—	(108)	—	(108)
Goodwill acquired during the year	8,563	—	—	8,563
Balance at June 30, 2014	$91,778	$159,946	$155,636	$407,360
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill)(1):

	June 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	$36,296	$(6,040)	$43,133	$(11,776)
Patents	7,866	(5,868)	7,904	(5,397)
Product names	9,104	(5,369)	9,244	(4,525)
Non-compete agreements	415	(3)	—	—
Customer relations	159,014	(78,841)	159,143	(73,460)
Total finite-lived intangible assets	$212,695	$(96,121)	$219,424	$(95,158)
Indefinite-lived intangible assets:
Trademarks and trade names	$47,869		$47,876
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for intangible assets subject to amortization was $4,475 and $4,922 for the three months ended June 30, 2014 and 2013, respectively. Amortization expense for intangible assets subject to amortization was $8,964 and $9,817 for the six months ended June 30, 2014 and 2013, respectively. The Company estimates amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2014	$17,900
2015	16,300
2016	14,400
2017	13,500
2018	12,800

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2014
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
The Convertible Notes are senior subordinated unsecured obligations of the Company and are not guaranteed by any of the Company’s subsidiaries. The Convertible Notes are senior in right of payment to the Company’s future subordinated debt, equal in right of payment with the Company’s future senior subordinated debt and are subordinated in right of payment to the Company’s existing and future senior indebtedness, including indebtedness under the Company’s existing credit agreement.
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
Upon issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885, which was recorded as long-term debt, and an equity component of $79,115, which was initially recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represented the Company’s interest rate for similar debt instruments at that time without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. At June 30, 2014 and December 31, 2013, the carrying amount of the liability component was $198,663 and $193,437, respectively, and the unamortized debt discount of the Convertible Notes was $51,337 and $56,563, respectively.
For the three months ended June 30, 2014 and 2013, interest expense for the Convertible Notes was $3,889 and $3,689, respectively, which included $2,639 and $2,439 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $1,250 of 2.0% cash interest for both periods. For the six months ended June 30, 2014 and 2013, interest expense for the Convertible Notes was $7,726 and $7,330, respectively, which included $5,226 and $4,830 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $2,500 of 2.0% cash interest for both periods. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277, with $2,303 recorded as a reduction in additional paid-in-capital. The remaining balance of $4,974 is being amortized over the term of the Convertible Notes. For the three months ended June 30, 2014 and 2013, total expense associated with the

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

amortization of these debt issuance costs was $177 for both periods. For the six months ended June 30, 2014 and 2013, total expense associated with the amortization of these debt issuance costs was $355 for both periods.
Prior to May 1, 2018, the Convertible Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2011 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price (currently $69.03) for the Convertible Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which, as determined following a request by a holder of Convertible Notes as provided in the bond indenture (the “Indenture”), the trading price per $1,000 principal amount of Convertible Notes for each trading day of such Measurement Period was less than 97% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate for the Convertible Notes on each such trading day; or (3) upon the occurrence of specified corporate events pursuant to the terms of the Indenture. On or after May 1, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders of the Convertible Notes may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. It is the Company’s intention to settle any excess conversion value in shares of the Company’s common stock. Since the Company’s closing common stock price of $82.73 at the end of the period exceeded the conversion price of $69.03, the if-converted value exceeded the principal amount of the Convertible Notes by approximately $49,616 at June 30, 2014. As described above, the convertible note hedge and capped call transactions are expected to reduce the potential dilution with respect to the Company’s common stock upon conversion of the Convertible Notes.
The conversion rate on the Convertible Notes will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following the occurrence of a make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes prior to maturity. If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to purchase the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. For purposes of calculating earnings per share, if the market price of the Company’s common stock exceeds the applicable conversion price, as was the case at June 30, 2014, shares contingently issuable under the Convertible Notes will have a dilutive effect with respect to the Company’s common stock.
The Company reassesses the convertibility of the Convertible Notes and the related balance sheet classification on a quarterly basis. As of December 31, 2013, the notes were convertible, thus, the liability component of the Convertible Notes was classified as a current liability, and the equity component was classified as temporary equity in the condensed consolidated balance sheet. As of June 30, 2014, the notes are not convertible, thus, the liability component of the Convertible Notes was classified as long-term debt, and the $51,337 equity component was classified as permanent equity in the condensed consolidated balance sheet. At July 1, 2014, the Convertible Notes were not convertible at the option of the holders. There have been no conversions as of the date of this filing.
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
The Company recorded $1,445 in deferred financing costs related to the Senior Credit Facility which are being amortized over the five-year term of the loan. For the three months ended June 30, 2014 and 2013, financing costs amortization

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

associated with the Senior Credit Facility was $150 for both periods. For the six months ended June 30, 2014 and 2013, financing costs amortization associated with the Senior Credit Facility was $298 for both periods. The Senior Credit Facility also includes an expansion option permitting the Company to add up to an aggregate of $150,000 in term loans or revolving credit commitments from its existing and potential new lenders.
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
The Senior Credit Facility contains a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, pay dividends or distributions, and make capital expenditures. Significant financial covenants for the Senior Credit Facility include a leverage ratio and an interest ratio. At June 30, 2014, the Company was in compliance with all covenants.
At June 30, 2014, there was $66,563 outstanding under the Term Loan and $29,141 in letters of credit issued. At June 30, 2014, availability under the Revolving Credit Facility was $270,859. The obligations under the Senior Credit Facility are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the Senior Credit Facility) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), a wholly-owned subsidiary of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China D&S Facilities”) which include a revolving line with 50.0 million Chinese yuan (equivalent to $8,059) in borrowing capacity, a bonding/guarantee facility with up to 30.0 million Chinese yuan (equivalent to $4,835) in borrowing capacity, and an overdraft facility with 10.0 million Chinese yuan (equivalent to $1,612) in borrowing capacity. Any drawings made by CCESC and CCDEC under the China D&S Facilities are guaranteed by the Company. At June 30, 2014, there was 39.0 million Chinese yuan (equivalent to $6,286) outstanding under the revolving line, bearing interest at 5.9% on a weighted-average basis.
CCDEC also maintains a facility with Bank of China with capacity of up to 10.0 million Chinese yuan (equivalent to $1,612). At June 30, 2014, there was 10.0 million Chinese yuan (equivalent to $1,612) outstanding under this facility, bearing interest at 6.6%. The facility matures on April 3, 2015.
As of June 30, 2014, CCESC and CCDEC had 6.1 million Chinese yuan (equivalent to $989) and 1.1 million Chinese yuan (equivalent to $170) in bank guarantees, respectively.
Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $8,730). Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. Neither of the facilities allows revolving credit borrowings, including overdraft protection. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% p.a. on the face amount of each guarantee or letter of credit. Ferox’s land, buildings and accounts receivable secure the credit facilities. As of June 30, 2014, there were bank guarantees of 79.6 million Czech koruna (equivalent to $3,972) supported by the Ferox credit facilities.
Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”), a wholly-owned subsidiary of the Company, maintains an overdraft facility with $5,000 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of June 30, 2014.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

Fair Value Disclosures
The fair value of the term loan portion of the Company’s Senior Credit Facility was estimated based on the present value of the underlying cash flows discounted using market interest rates. Under this method, the fair value of the Company’s Term Loan approximated its carrying amount as of June 30, 2014 and December 31, 2013. The Company’s Term Loan was valued using observable inputs and, accordingly, the valuation is performed using Level 2 inputs as defined in Note 8.
The fair value of the Convertible Notes was approximately 139% of their par value as of June 30, 2014 and approximately 154% of their par value as of December 31, 2013. The Convertible Notes are actively quoted instruments and, accordingly, the valuation is performed using Level 1 inputs as defined in Note 8.
NOTE 5 — Derivative Financial Instruments
The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency risk that exists as part of its ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instruments. The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the U.S. dollar, the euro, the Japanese yen, the Czech koruna, and the Chinese yuan. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Foreign currency forward contracts are measured at fair value and recorded on the condensed consolidated balance sheets as other current liabilities or assets. Changes in their fair value are recorded in the condensed consolidated statements of income and comprehensive income as foreign currency gains or losses. The Company's foreign currency forward contracts are not exchange traded instruments and, accordingly, the valuation is performed using Level 2 inputs as defined in Note 8. Gains or losses on settled or expired contracts are recorded in the condensed consolidated statements of income and comprehensive income as foreign currency gains or losses.
The changes in fair value with respect to the Company’s foreign currency forward contracts generated a net gain of $179 and a net loss of $598 for the three months ended June 30, 2014 and 2013, respectively. The changes in fair value with respect to the Company’s foreign currency forward contracts generated net gains of $54 and $603 for the six months ended June 30, 2014 and 2013, respectively.
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
The following table represents changes in the Company’s consolidated warranty reserve:

Balance at December 31, 2013	$33,827
Warranty expense	7,485
Warranty usage	(13,052)
Balance at June 30, 2014	$28,260
NOTE 7 — Business Combinations
Wuxi Acquisition
On May 27, 2014, Chart Asia Investment Company Limited (“Chart Asia”), a wholly-owned subsidiary of the Company, finalized the acquisition of 100% of the equity of Wuxi Zhongbo Gas and Air Equipment Manufacturing Co. Ltd., which changed its name to Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”), for an aggregate cash purchase price of 73.3 million Chinese yuan (equivalent to $11,943), net of cash acquired. The fair value of the net assets acquired and goodwill at the date of acquisition was 20.2 million Chinese yuan and 53.1 million Chinese yuan, respectively. Wuxi, located in Wuxi, Jiangsu

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

Province, China, designs, manufactures and sells low-pressure brazed aluminum heat exchangers. In addition, cold box fabrication operations are being relocated from Changzhou, China to the new facility. Wuxi’s results are included in the Company’s Energy & Chemicals business segment as of the date of acquisition.
Xinye Acquisition
On June 8, 2013, Chart Asia, acquired 80% of the equity of Nanjing Xinye Electric Engineering Co., Ltd. (“Xinye”) for an aggregate cash purchase price of 18.3 million Chinese yuan (equivalent to $2,965), net of cash acquired. The remaining 20% was retained by one of the original shareholders. The fair value of the net assets acquired and goodwill at the date of acquisition was 16.4 million Chinese yuan and 1.9 million Chinese yuan, respectively. Xinye, located in Nanjing, Jiangsu Province, China, designs, manufactures and sells control systems and dispensers for liquefied natural gas, compressed natural gas, and industrial gas applications. It also engages in the design and production of integrated circuit card systems and remote monitoring systems for natural gas mobile equipment. Xinye provides the Company localized dispensing and control technology and increases its penetration into the high growth natural gas markets in the Asian region. Xinye’s results are included in the Company’s Distribution & Storage business segment as of the date of acquisition.

Contingent Consideration
The estimated fair value of total contingent consideration relating to a prior acquisition was valued using a discounted cash flow approach, which includes assumptions for the probabilities of achieving gross sales targets and the discount rate applied to the projected payments. The valuation is performed using Level 3 inputs as defined in Note 8. Changes in fair value of contingent consideration are recorded as selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income.
Potential payments may be paid between July 1, 2014 and March 31, 2016 based on the attainment of certain revenue targets. The remaining maximum potential payout related to total contingent consideration is $2,259.

BioMedical
Balance at December 31, 2013	$2,289
Increase in fair value of contingent consideration liabilities	124
Payment of contingent consideration	(741)
Balance at June 30, 2014	$1,672
For the three months ended June 30, 2014 and 2013, the fair value of contingent consideration related to the BioMedical segment increased by $61 and $77, respectively. For the six months ended June 30, 2014 and 2013, the fair value of contingent consideration related to the BioMedical segment increased by $124 and $135, respectively.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company’s condensed consolidated balance sheets are as follows:

	June 30, 2014
	Total	Level 2	Level 3

Foreign currency forward contracts	$20	$20	$—
Contingent consideration liabilities	1,672	—	1,672
Total financial liabilities	$1,692	$20	$1,672

	December 31, 2013
	Total	Level 2	Level 3

Foreign currency forward contracts	$13	$13	$—
Total financial assets	$13	$13	$—

Foreign currency forward contracts	$394	$394	$—
Contingent consideration liabilities	2,289	—	2,289
Total financial liabilities	$2,683	$394	$2,289
Refer to Note 5 for further information regarding derivative financial instruments and Note 7 for further information regarding contingent consideration liabilities.
NOTE 9 — Equity
Accumulated Other Comprehensive Income
The following tables represent changes in accumulated other comprehensive income by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at March 31, 2014	$16,495	$(5,052)	$11,443
Other comprehensive loss	(169)	—	(169)
Actuarial losses reclassified from accumulated other comprehensive income, net of income taxes of $29 (1)	—	51	51
Net current-period other comprehensive (loss) income, net of taxes	(169)	51	(118)
Balance at June 30, 2014	$16,326	$(5,001)	$11,325

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at March 31, 2013	$12,962	$(12,353)	$609
Other comprehensive income	118	—	118
Actuarial losses reclassified from accumulated other comprehensive income, net of income taxes of $124 (1)	—	213	213
Net current-period other comprehensive income, net of taxes	118	213	331
Balance at June 30, 2013	$13,080	$(12,140)	$940

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$18,425	$(5,103)	$13,322
Other comprehensive loss	(2,099)	—	(2,099)
Actuarial losses reclassified from accumulated other comprehensive income, net of income taxes of $58 (2)	—	102	102
Net current-period other comprehensive (loss) income, net of taxes	(2,099)	102	(1,997)
Balance at June 30, 2014	$16,326	$(5,001)	$11,325

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$14,207	$(12,566)	$1,641
Other comprehensive loss	(1,127)	—	(1,127)
Actuarial losses reclassified from accumulated other comprehensive income, net of income taxes of $248 (2)	—	426	426
Net current-period other comprehensive (loss) income, net of taxes	(1,127)	426	(701)
Balance at June 30, 2013	$13,080	$(12,140)	$940
_______________

(1)
Amounts reclassified from accumulated other comprehensive income were expensed and included in cost of sales ($31 and $133 for the three months ended June 30, 2014 and 2013, respectively) and selling, general and administrative expenses ($49 and $204 for the three months ended June 30, 2014 and 2013, respectively) in the condensed consolidated statements of income and comprehensive income. The components in accumulated other comprehensive income are included in the computation of net periodic pension (income) cost as reported in Note 11.

(2)
Amounts reclassified from accumulated other comprehensive income were expensed and included in cost of sales ($62 and $266 for the six months ended June 30, 2014 and 2013, respectively) and selling, general and administrative expenses ($98 and $408 for the six months ended June 30, 2014 and 2013, respectively) in the condensed consolidated statements of income and comprehensive income. The components in accumulated other comprehensive income are included in the computation of net periodic pension (income) cost as reported in Note 11.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to Chart Industries, Inc.	$20,069	$20,000	$32,066	$35,535
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.66	$0.66	$1.06	$1.18
Diluted	$0.65	$0.64	$1.03	$1.15

Weighted average number of common shares outstanding — basic	30,389	30,249	30,368	30,143
Incremental shares issuable upon assumed conversion and exercise of share-based awards	269	315	273	378
Incremental shares issuable due to dilutive effect of the Convertible Notes	320	762	529	479
Incremental shares issuable due to dilutive effect of warrants	—	102	—	—
Weighted average number of common shares outstanding — diluted	30,978	31,428	31,170	31,000
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Share-based awards	29	82	26	82
Convertible note hedge and capped call transactions (1)	320	755	529	479
Warrants	3,368	—	3,368	3,368
Total anti-dilutive securities	3,717	837	3,923	3,929
_______________

(1)	The convertible note hedge and capped call transactions offset any dilution upon actual conversion of the Convertible Notes up to a common stock price of $84.96. See Note 4 for further information.
NOTE 10 — Income Taxes
The effective income tax rate of 30.2% and 30.0% for the three and six months ended June 30, 2014, respectively, differed from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at lower rates than the U.S. federal statutory rate. The effective income tax rate of 27.9% and 28.4% for the three and six months ended June 30, 2013, respectively, differed from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the federal statutory rate and the positive effect of the domestic production activities deduction. Strong operating performance in China during 2013 facilitated the recognition of certain net operating losses and other deferred tax assets.
As of June 30, 2014, the Company has recorded a $941 liability for gross unrecognized tax benefits. This amount includes $514 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2014, the Company had accrued approximately $105 for the payment of interest and penalties.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 11 — Employee Benefit Plans
The Company has a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation. The following table represents the components of net periodic pension (income) cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest cost	$590	$528	$1,180	$1,056
Expected return on plan assets	(776)	(676)	(1,552)	(1,352)
Amortization of net loss	80	337	160	674
Total net periodic pension (income) cost	$(106)	$189	$(212)	$378
NOTE 12 — Share-based Compensation
During the six months ended June 30, 2014, the Company granted 74 stock options, 37 shares of restricted stock and restricted stock units, 16 performance units and 19 leveraged restricted share units. Non-employee directors received 3 stock awards with a fair value of $247. During the six months ended June 30, 2014, participants in the Company’s stock option plans exercised options to purchase 16 shares of the Company’s common stock while 4 stock options were forfeited.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period, and performance units and leveraged restricted share units generally vest at the end of a three-year performance period based on the achievement of certain performance conditions. During the six months ended June 30, 2014, 42 restricted stock and restricted stock units vested while 1 shares of restricted stock were forfeited. Also, during the six months ended June 30, 2014, 51 performance units vested while 1 performance units were forfeited.
Share-based compensation expense was $1,926 and $2,511 for the three months ended June 30, 2014 and 2013, respectively, and $5,883 and $5,075 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, total share-based compensation of $13,264 is expected to be recognized over the weighted-average period of approximately 2.2 years.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2014
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
The following table represents information for the Company’s reportable segments and its corporate function:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales
Energy & Chemicals	$92,954	$78,716	$179,100	$159,577
Distribution & Storage	149,105	147,156	278,627	275,889
BioMedical	64,751	72,394	115,323	136,448
Consolidated	$306,810	$298,266	$573,050	$571,914
Operating Income (Loss)
Energy & Chemicals	$16,042	$14,914	$32,649	$27,733
Distribution & Storage	24,222	23,393	42,309	42,682
BioMedical	7,424	8,752	9,819	15,505
Corporate	(13,644)	(14,080)	(28,587)	(25,590)
Consolidated	$34,044	$32,979	$56,190	$60,330

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Sales for the six months ended June 30, 2014 were $573.1 million compared to sales of $571.9 million for the six months ended June 30, 2013, reflecting an increase of $1.2 million, or 0.2%. This increase was mainly attributable to volume increases in our process systems and air cooled heat exchanger product lines within our E&C segment offset by a decrease in respiratory oxygen therapy products and commercial oxygen generation system sales in our BioMedical segment. Furthermore, sales of LNG-related equipment within our D&S segment increased in the U.S. and Europe, but were offset by lower sales in China due to customer delays. Gross profit for the six months ended June 30, 2014 was $169.7 million, or 29.6% of sales, as compared to $169.3 million, or 29.6% of sales, for the six months ended June 30, 2013. The gross profit percentage remained unchanged during the period as a result of improved volume of LNG equipment, mainly in the U.S. and Europe, offset by lower sales volume and higher warranty costs in our BioMedical segment. Operating income for the six months ended June 30, 2014 was $56.2 million compared to $60.3 million for the six months ended June 30, 2013.

The following table represents selected financial data for our operating segments for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales
Energy & Chemicals	$92,954	$78,716	$179,100	$159,577
Distribution & Storage	149,105	147,156	278,627	275,889
BioMedical	64,751	72,394	115,323	136,448
Consolidated	$306,810	$298,266	$573,050	$571,914
Gross Profit
Energy & Chemicals	$24,613	$22,854	$49,336	$43,781
Distribution & Storage	45,684	41,855	82,026	78,357
BioMedical	21,884	25,097	38,365	47,118
Consolidated	$92,181	$89,806	$169,727	$169,256
Gross Profit Margin
Energy & Chemicals	26.5%	29.0%	27.5%	27.4%
Distribution & Storage	30.6%	28.4%	29.4%	28.4%
BioMedical	33.8%	34.7%	33.3%	34.5%
Consolidated	30.0%	30.1%	29.6%	29.6%
SG&A Expenses
Energy & Chemicals	$7,955	$7,124	$15,465	$14,410
Distribution & Storage	20,179	17,212	37,130	33,215
BioMedical	11,884	13,489	23,391	25,894
Corporate	13,644	14,080	28,587	25,590
Consolidated	$53,662	$51,905	$104,573	$99,109
SG&A Expenses (% of Sales)
Energy & Chemicals	8.6%	9.1%	8.6%	9.0%
Distribution & Storage	13.5%	11.7%	13.3%	12.0%
BioMedical	18.4%	18.6%	20.3%	19.0%
Consolidated	17.5%	17.4%	18.2%	17.3%
Operating Income
Energy & Chemicals	$16,042	$14,914	$32,649	$27,733
Distribution & Storage	24,222	23,393	42,309	42,682
BioMedical	7,424	8,752	9,819	15,505
Corporate	(13,644)	(14,080)	(28,587)	(25,590)
Consolidated	$34,044	$32,979	$56,190	$60,330
Operating Margin
Energy & Chemicals	17.3%	18.9%	18.2%	17.4%
Distribution & Storage	16.2%	15.9%	15.2%	15.5%
BioMedical	11.5%	12.1%	8.5%	11.4%
Consolidated	11.1%	11.1%	9.8%	10.5%

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Sales
Sales for the three months ended June 30, 2014 were $306.8 million compared to $298.3 million for the three months ended June 30, 2013, reflecting an increase of $8.5 million, or 2.9%. E&C segment sales increased by $14.2 million, or 18.1%, compared to the prior year quarter. This increase in E&C segment sales was primarily due to improved volume in process systems due to the timing of completion of small to mid-scale LNG projects. D&S segment sales increased by $1.9 million, or 1.3%, compared to the prior year quarter. This increase in D&S segment sales was mainly attributable to higher volume related to LNG equipment, largely in Europe and the U.S. This was partially offset by decreased volume in packaged gas and LNG products in Asia. BioMedical segment sales decreased by $7.6 million, or 10.6%, compared to the prior year quarter. This decrease in BioMedical segment sales was mainly due to lower sales of commercial oxygen generation systems.
Gross Profit and Margin
Gross profit for the three months ended June 30, 2014 was $92.2 million, or 30.0% of sales, versus $89.8 million, or 30.1% of sales, for the three months ended June 30, 2013, which reflected an increase of $2.4 million, while the related margin decreased by 0.1 percentage points. E&C segment gross profit increased by $1.8 million while the related margin decreased by 2.5 percentage points. The increase in gross profit for the E&C segment was primarily due to project mix while the decrease in the related margin percentage was mainly due to lower margins on large-scale, lower margin projects and brazed aluminum heat exchangers related to industrial gas applications, in addition to startup costs associated with the newly expanded brazed aluminum heat exchanger facility in LaCrosse, Wisconsin. Gross profit for the D&S segment increased by $3.8 million while margin increased by 2.2 percentage points. The increase in gross profit and the related margin was mainly due to higher volume in LNG equipment and improved product mix in the U.S. and Europe, including a favorable impact in resolving an LNG contract from a major oil company customer, which was partially cancelled during the quarter. BioMedical segment gross profit decreased by $3.2 million as margin decreased by 0.9 percentage points compared to the prior year quarter. The decrease in BioMedical gross profit and related margin percentage was primarily due to higher warranty costs and decreased volume in commercial oxygen generation systems. The BioMedical segment’s warranty expense as a percent of sales was 4.3% during the three months ended June 30, 2014 compared to 2.0% in the prior year quarter.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended June 30, 2014 were $53.7 million, or 17.5% of sales, compared to $51.9 million, or 17.4% of sales, for the three months ended June 30, 2013 representing an increase of $1.8 million. SG&A expenses for the E&C segment increased by $0.8 million compared to the prior year quarter mainly due to startup costs associated with the Chart Energy and Chemicals Wuxi Co., Ltd. (“Wuxi”) acquisition. D&S segment SG&A expenses increased by $3.0 million compared to the prior year quarter mainly due to higher employee-related costs as we continue to invest in growth opportunities. SG&A expenses for the BioMedical segment decreased by $1.6 million compared to the prior year quarter mainly due to lower acquisition-related costs and lower commissions due to the overall sales decline partially offset by higher research and development costs. Corporate SG&A expenses decreased by $0.4 million compared to the prior year quarter.
Amortization Expense
Amortization expense for the three months ended June 30, 2014 was $4.5 million, or 1.5% of sales compared to $4.9 million, or 1.7% of sales, for the three months ended June 30, 2013.
Operating Income
As a result of the foregoing, operating income for the three months ended June 30, 2014 was $34.0 million, or 11.1% of sales, an increase of $1.0 million compared to operating income of $33.0 million, or 11.1% of sales, for the same period in 2013.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended June 30, 2014 and 2013 was $4.1 million and $4.0 million, respectively. Interest expense for the three months ended June 30, 2014 included $1.3 million of 2.0% cash interest and $2.6 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For the three months ended June 30, 2014 and 2013, financing costs amortization was $0.3 million for both periods.

Foreign Currency Loss
For the three months ended June 30, 2014 and 2013, foreign currency losses were $0.4 million and $0.1 million, respectively. Losses increased by $0.3 million during the three months ended June 30, 2014 due to exchange rate volatility, especially with respect to the euro and Chinese yuan, and settlements and mark-to market adjustments related to foreign currency forward contracts.
Income Tax Expense
Income tax expense of $8.8 million and $8.0 million for the three months ended June 30, 2014 and 2013, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 30.2% and 27.9%, respectively. The increase in the effective income tax rate was primarily due to the expiration of the Research & Development credit at December 31, 2013 and a higher mix of U.S. vs. foreign earnings, which are taxed at a higher rate.
Net Income
As a result of the foregoing, net income attributable to the Company for the three months ended June 30, 2014 and 2013 was $20.1 million and $20.0 million, respectively.
Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Sales
Sales for the six months ended June 30, 2014 were $573.1 million compared to $571.9 million for the six months ended June 30, 2013, reflecting an increase of $1.2 million, or 0.2%. E&C segment sales increased by $19.6 million, or 12.2%, compared to the prior year period. This increase in E&C segment sales was primarily due to improved project mix in process systems and improved volume in air cooled heat exchangers. D&S segment sales increased by $2.7 million, or 1.0%, compared to the prior year period. This increase in D&S segment sales was mainly attributable to higher volume related to LNG equipment, largely in Europe and the U.S. This was partially offset by decreased volume in LNG products in Asia. BioMedical segment sales decreased by $21.1 million, or 15.5%, compared to the prior year period. This decrease in BioMedical segment sales was mainly due to lower sales of respiratory therapy equipment in the U.S. due to market restructuring driven by Medicare competitive bidding and lower sales of commercial oxygen generation systems. This decrease was partially offset by an increase in sales of cryobiological systems.
Gross Profit and Margin
Gross profit for the six months ended June 30, 2014 was $169.7 million, or 29.6% of sales, versus $169.3 million, or 29.6% of sales, for the six months ended June 30, 2013, which reflected an increase of $0.4 million, while the related margin percentage remained unchanged. E&C segment gross profit increased by $5.5 million while the related margin increased by 0.1 percentage points. The increase in gross profit and the related margin percentage for the E&C segment was primarily due to project mix. Gross profit for the D&S segment increased by $3.7 million while margin increased by 1.0 percentage points mainly due to improved volume related to LNG equipment, largely in the U.S. and Europe. BioMedical segment gross profit decreased by $8.8 million and margin decreased by 1.2 percentage points compared to the prior year period. The decrease in BioMedical gross profit was primarily due to lower volume in respiratory oxygen therapy equipment and commercial oxygen generation systems while the decline in the related margin percentage was mainly attributable to higher warranty costs. In the first quarter of 2014, we experienced a higher rate of warranty claims in our BioMedical segment within the AirSep product lines. The increased claims and revisions to the estimated cost of warranty claims resulted in an adjustment to our estimated warranty reserve in the first quarter. This led to an increase in the BioMedical segment’s warranty expense as a percent of sales to 3.9% compared to 2.2% in the prior year period. See the critical accounting policy disclosure for further information regarding the warranty accruals.
SG&A Expenses
SG&A expenses for the six months ended June 30, 2014 were $104.6 million, or 18.2% of sales, compared to $99.1 million, or 17.3% of sales, for the six months ended June 30, 2013 representing an increase of $5.5 million. SG&A expenses for the E&C segment increased by $1.1 million compared to the prior year period mainly due to startup costs associated with the Wuxi acquisition. D&S segment SG&A expenses increased by $3.9 million compared to the prior year period mainly due to higher employee-related costs as we continue to invest in growth opportunities partially offset by lower commissions. SG&A expenses for the BioMedical segment decreased by $2.5 million compared to the prior year period mainly due to lower acquisition-related costs and lower commissions due to the overall sales decline partially offset by higher research and development costs. Corporate SG&A expenses increased by $3.0 million compared to the prior year period primarily due to higher share-based compensation expense and workers’ compensation expense.
Amortization Expense
Amortization expense for the six months ended June 30, 2014 was $9.0 million, or 1.6% of sales compared to $9.8 million, or 1.7% of sales, for the six months ended June 30, 2013.
Operating Income
As a result of the foregoing, operating income for the six months ended June 30, 2014 was $56.2 million, or 9.8% of sales, a decrease of $4.1 million compared to operating income of $60.3 million, or 10.5% of sales, for the same period in 2013.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the six months ended June 30, 2014 and 2013 was $8.3 million and $8.0 million, respectively. Interest expense for the six months ended June 30, 2014 included $2.5 million of 2.0% cash interest and $5.2 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For the six months ended June 30, 2014 and 2013, financing costs amortization was $0.7 million for both periods.
Foreign Currency Loss
For the six months ended June 30, 2014 and 2013, foreign currency losses were $0.5 million and $0.4 million, respectively. Losses increased by $0.1 million during the six months ended June 30, 2014 due to exchange rate volatility, especially with respect to the euro and Chinese yuan, and settlements and mark-to market adjustments related to foreign currency forward contracts.
Income Tax Expense
Income tax expense of $14.0 million and $14.6 million for the six months ended June 30, 2014 and 2013, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 30.0% and 28.4%, respectively. The increase in the effective income tax rate was primarily due to the expiration of the Research & Development credit at December 31, 2013 and a higher mix of U.S. vs. foreign earnings which are taxed at a higher rate.
Net Income
As a result of the foregoing, net income attributable to the Company for the six months ended June 30, 2014 and 2013 was $32.1 million and $35.5 million, respectively.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company's Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is the Company's intention to settle any excess conversion value in shares of the Company's common stock. However, the Company may elect to settle, at its discretion, any such excess value in cash, shares of the Company's common stock or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of the Company's common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share. At the end of the second quarter of 2014, events for early conversion were not met, and thus the Convertible Notes were not convertible as of, and for the fiscal quarter beginning July 1, 2014. There have been no conversions as of the date of this filing. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from cash balances or borrowings under the Senior Credit Facility (as described below).
Senior Credit Facility: The Company has an outstanding five-year $375.0 million senior secured credit facility (“Senior Credit Facility”), which consists of a $75.0 million term loan (the “Term Loan”) and a $300.0 million revolving credit facility (the “Revolving Credit Facility”). The Senior Credit Facility has a maturity date of April 25, 2017. The Senior Credit Facility also includes an expansion option permitting the Company to add up to an aggregate $150.0 million in term loans or revolving credit commitments from its existing and potential new lenders. Under the terms of the Senior Credit Facility, 5% of the $75.0 million Term Loan is payable annually in quarterly installments over the first three years, 10% is payable annually in quarterly installments over the final two years, and the remaining balance is due on April 25, 2017. Significant financial covenants for the Senior Credit Facility include a leverage ratio and an interest ratio. At June 30, 2014, there was $66.6 million in borrowings outstanding under the Term Loan. The Company also had $29.1 million in letters of credit and bank guarantees supported by the Revolving Credit Facility, which had availability of $270.9 million at June 30, 2014. The Company was in compliance with all covenants, including its financial covenants, at June 30, 2014.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), a wholly-owned subsidiary of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China D&S Facilities”), which include a revolving line with 50.0 million Chinese yuan (equivalent to $8.1 million) in borrowing capacity, a bonding/guarantee facility with up to 30.0 million Chinese yuan (equivalent to $4.8 million) in borrowing capacity, and an overdraft facility with 10.0 million Chinese yuan (equivalent to $1.6 million) in borrowing capacity. Any drawings made by CCESC and CCDEC under the China D&S Facilities are guaranteed by the Company. At June 30, 2014, there was 39.0 million Chinese yuan (equivalent to $6.3 million) outstanding under the revolving line, bearing interest at 5.9% on a weighted-average basis.
CCDEC also maintains a facility with Bank of China with capacity of up to 10.0 million Chinese yuan (equivalent to $1.6 million). At June 30, 2014, there was 10.0 million Chinese yuan (equivalent to $1.6 million) outstanding under this facility, bearing interest at 6.6%. The facility matures on April 3, 2015.
As of June 30, 2014, CCESC and CCDEC had 6.1 million Chinese yuan (equivalent to $1.0 million) and 1.1 million Chinese yuan (equivalent to $0.2 million) in bank guarantees, respectively.
Foreign Facilities – Europe: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured revolving credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $8.7 million). Both of the facilities allow Ferox to request issuance of bank guarantees and letters of credit. Neither of the facilities allows revolving credit borrowings, including overdraft protection. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% p.a. on the face amount of each guarantee or letter of credit. Ferox’s land, buildings and accounts receivable secure the credit facilities. At June 30, 2014, there were 79.6 million Czech koruna (equivalent to $4.0 million) of bank guarantees supported by such facilities.
Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”), a wholly-owned subsidiary of the Company, maintains an overdraft facility with $5.0 million in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of June 30, 2014.
Our debt and related covenants are further described in the Debt and Credit Arrangements note (Note 4) to our condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $142.7 million at June 30, 2014, an increase of $5.3 million from the balance at December 31, 2013. Our foreign subsidiaries held cash of approximately $96.1 million and $97.1 million at June 30, 2014 and December 31, 2013, respectively, to meet their liquidity needs. No material restrictions exist in accessing cash held by our foreign subsidiaries and we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. We believe that our existing cash and cash equivalents, funds available under our debt facilities and cash provided by operations will be sufficient to finance our normal working capital needs, and investments in properties, facilities and equipment for the foreseeable future.
Cash provided by operating activities was $42.3 million and $10.4 million for the six months ended June 30, 2014 and 2013, respectively. The increase of $31.9 million in cash provided by operations was primarily due to cash collections in accounts receivable.
Cash used in investing activities was $35.9 million and $32.3 million for the six months ended June 30, 2014 and 2013, respectively. Capital expenditures were $25.7 million for the six months ended June 30, 2014, primarily for expansion projects in the E&C segment for additional brazed aluminum heat exchanger capacity. Also during the six months ended June 30, 2014, we used $11.9 million of cash (net of cash acquired) to fund the Wuxi acquisition.
Cash used in financing activities for the six months ended June 30, 2014 was $0.1 million compared to $7.0 million of cash provided by financing activities for the six months ended June 30, 2013 primarily as a result of reduced stock option exercise activity compared to the prior year period. During the six months ended June 30, 2014, the Company made $1.9 million in scheduled quarterly principal payments on the term loan portion of the Senior Credit Facility. We borrowed $7.9 million and repaid $3.3 million on our foreign facilities. Excess tax benefits from share-based compensation were $1.7 million. We received $0.6 million in proceeds from stock option exercises. We also used $3.3 million for the purchase of common stock which was surrendered to cover tax withholding elections. Other uses of cash during the six months ended June 30, 2014 included a $0.7 million contingent consideration payment related to a prior BioMedical segment acquisition and a $1.2 million distribution to one of our joint venture noncontrolling interests.
Cash Requirements
The Company does not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2014. Management anticipates the Company will be able to satisfy cash requirements for its ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We expect capital expenditures for the remaining six months of 2014 to be in the range of $35.0 to $65.0 million, primarily for capital expansion and improvement projects across our D&S and E&C segments, which includes an ongoing project to increase our capacity in China for both LNG and industrial gas applications and additional equipment for the brazed aluminum heat exchanger facility in La Crosse, Wisconsin.
For the remaining six months of 2014, the Company is forecasting to use approximately $3.3 million for scheduled interest payments under the Senior Credit Facility and Convertible Notes. We are also required to make quarterly principal payments under the Senior Credit Facility of approximately $0.9 million during the remaining six months of 2014. In addition, our forecasts for the remaining six months of 2014 contemplate the use of approximately $20.0 to $23.0 million of cash to pay U.S. and foreign income taxes.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Our backlog as of June 30, 2014 was $695.0 million compared to $721.9 million as of March 31, 2014.
The table below represents orders and backlog by segment for the periods indicated (dollar amounts in thousands):

	Three Months Ended
	June 30, 2014	March 31, 2014
Orders
Energy & Chemicals	$56,580	$65,041
Distribution & Storage	163,338	142,528
BioMedical	60,656	55,005
Total	$280,574	$262,574
Backlog
Energy & Chemicals	$285,181	$321,468
Distribution & Storage	385,207	372,368
BioMedical	24,601	28,022
Total	$694,989	$721,858
E&C orders for the three months ended June 30, 2014 were $56.6 million compared to $65.0 million for the three months ended March 31, 2014. E&C backlog totaled $285.2 million at June 30, 2014, compared to $321.5 million as of March 31, 2014. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter.
D&S orders (net of cancellations) for the three months ended June 30, 2014 were $163.3 million compared to $142.5 million for the three months ended March 31, 2014. D&S backlog totaled $385.2 million at June 30, 2014 compared to $372.4 million as of March 31, 2014. During the three months ended June 30, 2014, a major oil company partially cancelled certain LNG infrastructure projects for an order previously awarded to our D&S business during 2013. The result of this action was reflected as a reduction in orders of approximately $8 million during the quarter.
BioMedical orders for the three months ended June 30, 2014 were $60.7 million compared to $55.0 million for the three months ended March 31, 2014. BioMedical orders were up across all product lines. BioMedical backlog at June 30, 2014 totaled $24.6 million compared to $28.0 million as of March 31, 2014.
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
As a result of our BioMedical segment’s acquisition of AirSep in August 2012, we recorded a warranty reserve of $37.0 million in purchase accounting, which included a significant estimate of claims associated with one of its product lines. This product line has experienced a significantly higher than normal level of failures due to compressors and other components. To calculate the reserve associated with this product line, we isolated the specific units which were being returned with identified warranty issues at significantly higher rates than normal. The entire population of these units was excluded from the typical warranty accrual process and the reserve was estimated by considering the identified population less units already returned, to estimate potential units that will be returned. These expected future claims were multiplied by the estimated cost to repair the unit in order to establish the warranty reserve associated with this product line. We have experienced and expect a significant number of claims as this product line runs through its warranty period. Usage of the acquired warranty reserve occurs as this product line progresses through its warranty period (expected completion in 2016). We have made various product improvements, revisions to the warranty claim process and a reduction in repair costs since the 2012 acquisition to mitigate the costs associated with this issue. Usage of the acquired warranty reserve has exceeded warranty expense since the acquisition. We do not expect our ongoing warranty expense to be as significant based on revisions to the product line as well as our process to satisfy the warranty claims.
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
Interest Rate Risk: The Company’s primary interest rate risk exposure results from the Senior Credit Facility’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from June 30, 2014 rates, and assuming no changes in debt from the June 30, 2014 levels, our additional annual expense would be approximately $1.3 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposures are with the euro, the Chinese yuan, the Czech koruna, and the Japanese yen. Monthly measurement, revaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At June 30, 2014, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.
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
As of June 30, 2014, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

c.)
During the second quarter of 2014, 1,426 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $116,600. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended June 30, 2014.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2014	141	$78.20	—	$—
May 1 – 31, 2014	168	74.15	—	—
June 1 – 30, 2014	1,117	83.36	—	—
Total	1,426	$81.76	—	$—

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

10.1	Chart Industries, Inc. Cash Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed with the SEC on April 8, 2014 (File No. 001-11442)).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (x)

32.1	Section 1350 Certification of Chief Executive Officer (xx)

32.2	Section 1350 Certification of Chief Financial Officer (xx)

101.INS	XBRL Instance Document (xxx)

101.SCH	XBRL Taxonomy Extension Schema Document (xxx)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (xxx)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (xxx)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (xxx)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (xxx)
_______________

(x)	Filed herewith.

(xx)	Furnished herewith.

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

Chart Industries, Inc.
(Registrant)

Date:	July 31, 2014	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)