Form 10-Q
period 2014-09-30
CHART INDUSTRIES INC
filed 2014-10-30
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
At October 28, 2014, there were 30,481,331 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$140,422	$137,345
Accounts receivable, less allowances of $5,954 and $5,654	182,307	224,114
Inventories, net	227,527	213,004
Unbilled contract revenue	56,709	31,976
Prepaid expenses	15,086	12,257
Deferred income taxes	17,252	14,675
Other current assets	13,937	16,072
Total Current Assets	653,240	649,443
Property, plant and equipment, net	246,840	224,205
Goodwill	406,345	398,905
Identifiable intangible assets, net	158,385	172,142
Other assets	30,795	16,935
TOTAL ASSETS	$1,495,605	$1,461,630
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$104,269	$101,805
Customer advances and billings in excess of contract revenue	91,840	102,048
Accrued salaries, wages and benefits	35,007	39,961
Current portion of warranty reserve	15,005	19,567
Short-term debt	7,984	3,280
Current convertible notes	—	193,437
Current portion of long-term debt	—	3,750
Other current liabilities	27,023	35,456
Total Current Liabilities	281,128	499,304
Long-term debt	266,979	64,688
Long-term deferred tax liabilities	51,613	47,716
Long-term portion of warranty reserve	10,856	14,260
Accrued pension liabilities	5,222	7,719
Other long-term liabilities	10,270	9,360
Total Liabilities	626,068	643,047

Convertible notes conversion feature	—	56,563
Equity
Common stock, par value $.01 per share – 150,000,000 shares authorized, 30,479,152 and 30,378,502 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	305	304
Additional paid-in capital	374,999	311,972
Retained earnings	484,104	429,187
Accumulated other comprehensive income	3,212	13,322
Total Chart Industries, Inc. Shareholders’ Equity	862,620	754,785
Noncontrolling interests	6,917	7,235
Total Equity	869,537	762,020
TOTAL LIABILITIES AND EQUITY	$1,495,605	$1,461,630
The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$293,841	$301,757	$866,891	$873,671
Cost of sales	202,608	213,112	605,931	615,770
Gross profit	91,233	88,645	260,960	257,901
Selling, general and administrative expenses	46,377	47,934	150,950	147,043
Amortization expense	4,501	4,825	13,465	14,642
Operating expenses	50,878	52,759	164,415	161,685
Operating income	40,355	35,886	96,545	96,216
Other expenses:
Interest expense, net	4,234	4,143	12,520	12,111
Financing costs amortization	326	326	979	979
Foreign currency loss (gain)	507	(393)	1,016	44
Other expenses, net	5,067	4,076	14,515	13,134
Income before income taxes	35,288	31,810	82,030	83,082
Income tax expense	12,136	6,963	26,168	21,524
Net income	23,152	24,847	55,862	61,558
Noncontrolling interests, net of taxes	301	402	945	1,578
Net income attributable to Chart Industries, Inc.	$22,851	$24,445	$54,917	$59,980
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.75	$0.81	$1.81	$1.99
Diluted	$0.74	$0.74	$1.77	$1.90
Weighted-average number of common shares outstanding:
Basic	30,396	30,275	30,377	30,181
Diluted	30,771	32,851	31,056	31,614

Comprehensive income, net of taxes	$15,110	$29,420	$45,693	$65,454
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	372	433	886	1,633
Comprehensive income attributable to Chart Industries, Inc., net of taxes	$14,738	$28,987	$44,807	$63,821

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$55,862	$61,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,596	30,243
Interest accretion of convertible notes discount	7,917	7,317
Employee share-based compensation expense	7,613	6,782
Financing costs amortization	979	979
Unrealized foreign currency transaction loss (gain)	2,295	(51)
Other non-cash operating activities	(67)	4,049
Changes in asset and liabilities, net of acquisitions:
Accounts receivable	39,771	(60,051)
Inventory	(19,106)	(12,071)
Unbilled contract revenues and other assets	(40,301)	(16,424)
Accounts payable and other liabilities	(11,361)	(17,952)
Customer advances and billings in excess of contract revenue	(9,093)	15,054
Net Cash Provided By Operating Activities	66,105	19,433
INVESTING ACTIVITIES
Capital expenditures	(42,886)	(50,809)
Proceeds from sale of assets	1,692	64
Acquisition of businesses, net of cash acquired	(11,943)	(2,965)
Net Cash Used In Investing Activities	(53,137)	(53,710)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	7,884	173,550
Repayments on revolving credit facilities	(3,252)	(136,782)
Principal payments on long-term debt	(2,813)	(2,813)
Proceeds from exercise of stock options	706	5,285
Excess tax benefit from share-based compensation	1,753	5,495
Payment of contingent consideration	(741)	—
Common stock repurchases	(3,326)	(1,979)
Dividend distribution to noncontrolling interest	(1,206)	(1,369)
Net Cash (Used In) Provided By Financing Activities	(995)	41,387
Effect of exchange rate changes on cash	(8,896)	3,220
Net increase in cash and cash equivalents	3,077	10,330
Cash and cash equivalents at beginning of period	137,345	141,498
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$140,422	$151,828
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2014
(Dollars and shares in thousands, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.
Recently Issued Accounting Standards: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The amendment requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The ASU allows full retrospective or modified retrospective adoption. Early adoption is not permitted. The Company is currently assessing the transition method and effect that the ASU will have on the Company’s financial position, results of operations and cash flows.
NOTE 2 — Inventories
The following table summarizes the components of inventory:

	September 30, 2014	December 31, 2013
Raw materials and supplies	$89,551	$93,014
Work in process	42,336	42,996
Finished goods	95,640	76,994
Total inventories, net	$227,527	$213,004
The allowance for excess and obsolete inventory was $4,806 and $6,556 at September 30, 2014 and December 31, 2013, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 3 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at December 31, 2013	$83,215	$160,054	$155,636	$398,905
Foreign currency translation adjustments and other	101	(1,954)	—	(1,853)
Goodwill acquired during the year	9,293	—	—	9,293
Balance at September 30, 2014	$92,609	$158,100	$155,636	$406,345
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill)(1):

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	$36,048	$(6,512)	$43,133	$(11,776)
Patents	7,829	(6,036)	7,904	(5,397)
Product names	9,048	(5,801)	9,244	(4,525)
Non-compete agreements	420	(28)	—	—
Customer relations	157,704	(82,015)	159,143	(73,460)
Total finite-lived intangible assets	$211,049	$(100,392)	$219,424	$(95,158)
Indefinite-lived intangible assets:
Trademarks and trade names	$47,728		$47,876
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for intangible assets subject to amortization was $4,501 and $4,825 for the three months ended September 30, 2014 and 2013, respectively. Amortization expense for intangible assets subject to amortization was $13,465 and $14,642 for the nine months ended September 30, 2014 and 2013, respectively. The Company estimates amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2014	$17,900
2015	16,300
2016	14,400
2017	13,500
2018	12,800

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2014
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
Upon issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885, which was recorded as long-term debt, and an equity component of $79,115, which was initially recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represented the Company’s interest rate for similar debt instruments at that time without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. At September 30, 2014 and December 31, 2013, the carrying amount of the liability component was $201,354 and $193,437, respectively, and the unamortized debt discount of the Convertible Notes was $48,646 and $56,563, respectively.
For the three months ended September 30, 2014 and 2013, interest expense for the Convertible Notes was $3,941 and $3,737, respectively, which included $2,691 and $2,487 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $1,250 of 2.0% cash interest for both periods. For the nine months ended September 30, 2014 and 2013, interest expense for the Convertible Notes was $11,667 and $11,067, respectively, which included $7,917 and $7,317 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $3,750 of 2.0% cash interest for both periods. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277, with $2,303 recorded as a reduction in additional paid-in-capital. The remaining balance of $4,974 is being amortized over the term of the Convertible Notes. For the three months ended September 30, 2014 and 2013, total expense

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

associated with the amortization of these debt issuance costs was $178 for both periods. For the nine months ended September 30, 2014 and 2013, total expense associated with the amortization of these debt issuance costs was $533 for both periods.
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
The conversion rate on the Convertible Notes will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following the occurrence of a make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes prior to maturity. If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to purchase the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. For purposes of calculating earnings per share, if the average market price of the Company’s common stock exceeds the applicable conversion price during the periods reported, as was the case during the three and nine months ended September 30, 2014 and 2013, shares contingently issuable under the Convertible Notes will have a dilutive effect with respect to the Company’s common stock.
The Company reassesses the convertibility of the Convertible Notes and the related balance sheet classification on a quarterly basis. As of December 31, 2013, the notes were convertible, thus, the liability component of the Convertible Notes was classified as a current liability, and the equity component was classified as temporary equity in the condensed consolidated balance sheet. As of September 30, 2014, the notes are not convertible, thus, the liability component of the Convertible Notes was classified as long-term debt, and the $48,646 equity component was classified as permanent equity in the condensed consolidated balance sheet. At October 1, 2014, the Convertible Notes were not convertible. There have been no conversions as of the date of this filing.
Senior Credit Facility and Senior Secured Revolving Credit Facility
At September 30, 2014, the Company had a five-year $375,000 senior secured credit facility (“Senior Credit Facility”), which originally consisted of a $75,000 term loan (“Term Loan”) and a $300,000 revolving credit facility (“Revolving Credit Facility”). The Senior Credit Facility had a maturity date of April 25, 2017. The Revolving Credit Facility included a $25,000 sub-limit for the issuance of swingline loans and a $100,000 sub-limit to be used for letters of credit. There was a foreign currency limit of $50,000 under the Revolving Credit Facility which could be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permitted borrowings up to $50,000 under the Revolving Credit Facility made by the Company’s wholly-owned subsidiary, Chart Industries Luxembourg S.à r.l. The Senior Credit Facility also included an expansion option permitting the Company to add up to an aggregate of $150,000 in term loans or revolving credit commitments from its existing and potential new lenders.
The Company recorded $1,445 in deferred financing costs related to the Senior Credit Facility which are being amortized over the five-year term of the loan. For the three months ended September 30, 2014 and 2013, financing costs amortization associated with the Senior Credit Facility was $148 for both periods. For the nine months ended September 30, 2014 and 2013, financing costs amortization associated with the Senior Credit Facility was $446 for both periods.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

Loans under the Senior Credit Facility bear interest, at the applicable Borrower’s election, at either LIBOR or the greatest of (a) the JPMorgan prime rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1% or (c) the Adjusted LIBOR Rate (as defined in the Senior Credit Facility) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1% (the “Adjusted Base Rate”), plus a margin that varies with the Company’s leverage ratio. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.40% of the unused Revolver balance and a letter of credit participation fee equal to the daily aggregate letter of credit exposure at the rate per annum equal to the Applicable Margin for Eurocurrency Revolving Facility Borrowings (ranging from 1.5% to 3.0%, depending on the leverage ratio calculated at each fiscal quarter end). A fronting fee must be paid on each letter of credit that is issued equal to 0.125% per annum of the stated dollar amount of the letter of credit. Under the terms of the Senior Credit Facility, 5% of the original $75,000 Term Loan is payable annually in quarterly installments over the first three years, 10% is payable annually in quarterly installments over the final two years, and the remaining balance is due on April 25, 2017.
At September 30, 2014, there was $65,625 outstanding under the Term Loan and $31,816 in letters of credit issued. At September 30, 2014, availability under the Revolving Credit Facility was $268,184. The obligations under the Senior Credit Facility are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the Senior Credit Facility) that are owned by U.S. subsidiaries.
Subsequent to the end of the third quarter, on October 29, 2014, the Company amended and extended its five-year $375,000 Senior Credit Facility with a five-year $450,000 senior secured revolving credit facility (the “SSRCF”) which matures on October 29, 2019. The SSRCF includes a $25,000 sub-limit for the issuance of swingline loans and a $100,000 sub-limit to be used for letters of credit. There is a foreign currency limit of $100,000 under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100,000 made by the Company’s wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited (“Chart Asia”). The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200,000 in term loans or revolving credit commitments from its lenders. Loans under the SSRCF bear interest at LIBOR or the Adjusted Base Rate, plus a margin, which was reduced compared to the prior Senior Credit Facility, that varies with the Company's leverage ratio. Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the Convertible Notes outstanding six months prior to the maturity date of the Convertible Notes and when holders of the Convertible Notes have the option to require the Company to repurchase the Convertible Notes, a maximum leverage ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0. The required leverage ratio can be relaxed on up to two occassions, upon notification to the lenders, to 3.75 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100,000 or greater.
The Senior Credit Facility and SSRCF contain a number of customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At September 30, 2014, the Company was in compliance with all covenants.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”) and Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving line with 50.0 million Chinese yuan (equivalent to $8,147) in borrowing capacity, a bonding/guarantee facility with up to 30.0 million Chinese yuan (equivalent to $4,888) in borrowing capacity, and an overdraft facility with 10.0 million Chinese yuan (equivalent to $1,630) in borrowing capacity. Any borrowings made by CCESC, CCDEC or Wuxi under the China Facilities are guaranteed by the Company. At September 30, 2014, there was 39.0 million Chinese yuan (equivalent to $6,354) outstanding under the revolving line, bearing interest at 5.9% on a weighted-average basis.
CCDEC maintains a facility with Bank of China with capacity of up to 10.0 million Chinese yuan (equivalent to $1,630). At September 30, 2014, there was 10.0 million Chinese yuan (equivalent to $1,630) outstanding under this facility, bearing interest at 6.6%. The facility matures on April 3, 2015. CCDEC also maintains a credit facility with Bank of China whereby CCDEC may borrow up to 50.0 million Chinese yuan (equivalent to $8,147) for working capital purposes, and 30.0 million

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

Chinese yuan (equivalent to $4,888) for non-financing bank guarantee purposes. This credit facility is effective until August 7, 2015. There were no borrowings under this facility as of September 30, 2014.
CCESC maintains a credit facility with Bank of China whereby CCESC may borrow up to 100.0 million Chinese yuan (equivalent to $16,293) for working capital purposes. This credit facility is effective until July 8, 2015. There were no borrowings under this facility as of September 30, 2014.
As of September 30, 2014, CCESC, CCDEC and Wuxi had 8.3 million Chinese yuan (equivalent to $1,345), 1.2 million Chinese yuan (equivalent to $199) and 0.8 million Chinese yuan (equivalent to $127) in bank guarantees, respectively.
Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $8,039). Both of the facilities allow Ferox to request bank guarantees and letters of credit. Neither of the facilities allows revolving credit borrowings. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit. Ferox’s land, buildings and accounts receivable secure the credit facilities. As of September 30, 2014, there were bank guarantees of 82.9 million Czech koruna (equivalent to $3,807) supported by the Ferox credit facilities.
Chart Luxembourg, maintains an overdraft facility with $5,000 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of September 30, 2014.
Fair Value Disclosures
The fair value of the term loan portion of the Company’s Senior Credit Facility was estimated based on the present value of the underlying cash flows discounted using market interest rates. Under this method, the fair value of the Company’s Term Loan approximated its carrying amount as of September 30, 2014 and December 31, 2013. The fair value of the Company’s Term Loan was determined using Level 2 inputs as defined in Note 8.
The fair value of the Convertible Notes was approximately 117% of their par value as of September 30, 2014 and approximately 154% of their par value as of December 31, 2013. The Convertible Notes are actively quoted instruments and, accordingly, the fair value of the Convertible Notes was determined using Level 1 inputs as defined in Note 8.
NOTE 5 — Derivative Financial Instruments
The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency risk that exists as part of its ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instruments. The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the U.S. dollar, the euro, the Japanese yen, the Czech koruna, and the Chinese yuan. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Foreign currency forward contracts are measured at fair value and recorded in the condensed consolidated balance sheets as other current liabilities or assets. Changes in their fair value are recorded in the condensed consolidated statements of income and comprehensive income as foreign currency gains or losses. The Company's foreign currency forward contracts are not exchange traded instruments and, accordingly, the valuation is performed using Level 2 inputs as defined in Note 8. Gains or losses on settled or expired contracts are recorded in the condensed consolidated statements of income and comprehensive income as foreign currency gains or losses.
The changes in fair value with respect to the Company’s foreign currency forward contracts generated a net gain of $2,502 and a net loss of $2,558 for the three months ended September 30, 2014 and 2013, respectively. The changes in fair value with respect to the Company’s foreign currency forward contracts generated a net gain of $2,556 and a net loss of $1,939 for the nine months ended September 30, 2014 and 2013, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2014
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
The following table represents changes in the Company’s consolidated warranty reserve:

Balance at December 31, 2013	$33,827
Warranty expense	10,950
Warranty usage	(18,916)
Balance at September 30, 2014	$25,861
NOTE 7 — Business Combinations
Wuxi Acquisition
On May 27, 2014, Chart Asia finalized the acquisition of 100% of the equity of Wuxi Zhongbo Gas and Air Equipment Manufacturing Co. Ltd., which changed its name to Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”), for an aggregate cash purchase price of 73.3 million Chinese yuan (equivalent to $11,943), net of cash acquired. The fair value of the net assets acquired and goodwill at the date of acquisition was 15.6 million Chinese yuan and 57.7 million Chinese yuan, respectively. Wuxi, located in Wuxi, Jiangsu Province, China, designs, manufactures and sells low-pressure brazed aluminum heat exchangers. In addition, cold box fabrication operations were relocated from Changzhou, China to the Wuxi facility. Wuxi’s results are included in the Company’s Energy & Chemicals business segment as of the date of acquisition.
Xinye Acquisition
On June 8, 2013, Chart Asia acquired 80% of the equity of Nanjing Xinye Electric Engineering Co., Ltd. (“Xinye”) for an aggregate cash purchase price of 18.3 million Chinese yuan (equivalent to $2,965), net of cash acquired. The remaining 20% was retained by one of the original shareholders. The fair value of the net assets acquired and goodwill at the date of acquisition was 16.4 million Chinese yuan and 1.9 million Chinese yuan, respectively. Xinye, located in Nanjing, Jiangsu Province, China, designs, manufactures and sells control systems and dispensers for liquefied natural gas, compressed natural gas, and industrial gas applications. It also engages in the design and production of integrated circuit card systems and remote monitoring systems for natural gas mobile equipment. Xinye provides the Company localized dispensing and control technology and increases the Company’s penetration into the high growth natural gas markets in Asia. Xinye’s results are included in the Company’s Distribution & Storage business segment.

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
Potential payments may be paid between October 1, 2014 and March 31, 2016 based on the attainment of certain revenue targets. The remaining maximum potential payout related to total contingent consideration is $2,259.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

Balance at December 31, 2013	$2,289
Increase in fair value of contingent consideration liabilities	187
Payment of contingent consideration	(741)
Balance at September 30, 2014	$1,735
For the three months ended September 30, 2014 and 2013, the fair value of contingent consideration related to the BioMedical segment increased by $63 and $81, respectively. For the nine months ended September 30, 2014 and 2013, the fair value of contingent consideration related to the BioMedical segment increased by $187 and $216, respectively.
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
Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company’s condensed consolidated balance sheets are as follows:

	September 30, 2014
	Total	Level 2	Level 3

Foreign currency forward contracts	$9	$9	$—
Total financial assets	$9	$9	$—

Foreign currency forward contracts	$45	$45	$—
Contingent consideration liabilities	1,735	—	1,735
Total financial liabilities	$1,780	$45	$1,735

	December 31, 2013
	Total	Level 2	Level 3

Foreign currency forward contracts	$13	$13	$—
Total financial assets	$13	$13	$—

Foreign currency forward contracts	$394	$394	$—
Contingent consideration liabilities	2,289	—	2,289
Total financial liabilities	$2,683	$394	$2,289
Refer to Note 5 for further information regarding derivative financial instruments and Note 7 for further information regarding contingent consideration liabilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 9 — Equity
Accumulated Other Comprehensive Income
The following tables represent changes in accumulated other comprehensive income by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at June 30, 2014	$16,326	$(5,001)	$11,325
Other comprehensive loss	(8,164)	—	(8,164)
Actuarial losses reclassified from accumulated other comprehensive income, net of income taxes of $29 (1)	—	51	51
Net current-period other comprehensive (loss) income, net of taxes	(8,164)	51	(8,113)
Balance at September 30, 2014	$8,162	$(4,950)	$3,212

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at June 30, 2013	$13,080	$(12,140)	$940
Other comprehensive income	4,328	—	4,328
Actuarial losses reclassified from accumulated other comprehensive income, net of income taxes of $123 (1)	—	214	214
Net current-period other comprehensive income, net of taxes	4,328	214	4,542
Balance at September 30, 2013	$17,408	$(11,926)	$5,482

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$18,425	$(5,103)	$13,322
Other comprehensive loss	(10,263)	—	(10,263)
Actuarial losses reclassified from accumulated other comprehensive income, net of income taxes of $87 (2)	—	153	153
Net current-period other comprehensive (loss) income, net of taxes	(10,263)	153	(10,110)
Balance at September 30, 2014	$8,162	$(4,950)	$3,212

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$14,207	$(12,566)	$1,641
Other comprehensive loss	3,201	—	3,201
Actuarial losses reclassified from accumulated other comprehensive income, net of income taxes of $371 (2)	—	640	640
Net current-period other comprehensive (loss) income, net of taxes	3,201	640	3,841
Balance at September 30, 2013	$17,408	$(11,926)	$5,482
_______________

(1)
Amounts reclassified from accumulated other comprehensive income were expensed and included in cost of sales ($31 and $133 for the three months ended September 30, 2014 and 2013, respectively) and selling, general and administrative expenses ($49 and $204 for the three months ended September 30, 2014 and 2013, respectively) in the condensed consolidated statements of income and comprehensive income. The components in accumulated other comprehensive income are included in the computation of net periodic pension (income) cost as reported in Note 11.

(2)
Amounts reclassified from accumulated other comprehensive income were expensed and included in cost of sales ($93 and $399 for the nine months ended September 30, 2014 and 2013, respectively) and selling, general and administrative

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

expenses ($147 and $612 for the nine months ended September 30, 2014 and 2013, respectively) in the condensed consolidated statements of income and comprehensive income. The components in accumulated other comprehensive income are included in the computation of net periodic pension (income) cost as reported in Note 11.
Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to Chart Industries, Inc.	$22,851	$24,445	$54,917	$59,980
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.75	$0.81	$1.81	$1.99
Diluted	$0.74	$0.74	$1.77	$1.90

Weighted average number of common shares outstanding — basic	30,396	30,275	30,377	30,181
Incremental shares issuable upon assumed conversion and exercise of share-based awards	272	354	283	352
Incremental shares issuable due to dilutive effect of the Convertible Notes	103	1,399	396	866
Incremental shares issuable due to dilutive effect of warrants	—	823	—	215
Weighted average number of common shares outstanding — diluted	30,771	32,851	31,056	31,614
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Share-based awards	24	—	26	6
Convertible note hedge and capped call transactions (1)	103	1,336	396	850
Warrants	3,368	—	3,368	—
Total anti-dilutive securities	3,495	1,336	3,790	856
_______________

(1)	The convertible note hedge and capped call transactions offset any dilution upon actual conversion of the Convertible Notes up to a common stock price of $84.96. See Note 4 for further information.
NOTE 10 — Income Taxes
The effective income tax rate of 34.4% and 31.9% for the three and nine months ended September 30, 2014, respectively, differed from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at lower rates than the U.S. federal statutory rate. The effective income tax rate of 21.9% and 25.9% for the three and nine months ended September 30, 2013, respectively, differed from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the federal statutory rate, the positive effect of the domestic production activities deduction and increased research and development credits. Strong operating performance in China during 2013 facilitated the recognition of certain net operating losses and other deferred tax assets.
As of September 30, 2014, the Company has recorded a $1,149 liability for gross unrecognized tax benefits. This amount includes $593 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2014, the Company had accrued approximately $121 for the payment of interest and penalties.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2014
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 11 — Employee Benefit Plans
The Company has a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation. The following table represents the components of net periodic pension (income) cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest cost	$590	$528	$1,770	$1,584
Expected return on plan assets	(776)	(676)	(2,328)	(2,028)
Amortization of net loss	80	337	240	1,011
Total net periodic pension (income) cost	$(106)	$189	$(318)	$567
NOTE 12 — Share-based Compensation
During the nine months ended September 30, 2014, the Company granted 74 stock options, 37 shares of restricted stock and restricted stock units, 16 performance units and 19 leveraged restricted share units. Non-employee directors received 5 stock awards with a fair value of $417. During the nine months ended September 30, 2014, participants in the Company’s stock option plans exercised options to purchase 19 shares of the Company’s common stock while 4 stock options were forfeited.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period, and performance units and leveraged restricted share units generally vest at the end of a three-year performance period based on the achievement of certain performance conditions. During the nine months ended September 30, 2014, 42 restricted stock and restricted stock units vested while 1 shares of restricted stock were forfeited. Also, during the nine months ended September 30, 2014, 51 performance units vested while 1 performance units were forfeited.
Share-based compensation expense was $1,730 and $1,707 for the three months ended September 30, 2014 and 2013, respectively, and $7,613 and $6,782 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, total share-based compensation of $10,815 is expected to be recognized over the weighted-average period of approximately 2.0 years.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2014
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
The following table represents information for the Company’s reportable segments and its corporate function:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales
Energy & Chemicals	$98,759	$79,986	$277,859	$239,563
Distribution & Storage	140,203	152,895	418,830	428,784
BioMedical	54,879	68,876	170,202	205,324
Consolidated	$293,841	$301,757	$866,891	$873,671
Operating Income (Loss)
Energy & Chemicals	$22,993	$14,493	$55,642	$42,226
Distribution & Storage	22,005	22,337	64,314	65,019
BioMedical	5,960	9,970	15,779	25,475
Corporate	(10,603)	(10,914)	(39,190)	(36,504)
Consolidated	$40,355	$35,886	$96,545	$96,216

NOTE 15 — Subsequent Event
On October 29, 2014, the Company amended and extended its five-year $375,000 Senior Credit Facility with a five-year $450,000 senior secured revolving credit facility which matures on October 29, 2019. Refer to Note 4 – Debt and Credit Arrangements for further information.

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
Sales for the nine months ended September 30, 2014 were $866.9 million compared to sales of $873.7 million for the nine months ended September 30, 2013, reflecting a decrease of $6.8 million, or 0.8%. This decrease was mainly attributable to a decrease in respiratory oxygen therapy products and commercial oxygen generation system sales within our BioMedical segment, offset by volume increases in small to mid-scale LNG and petrochemical projects within our E&C segment. Furthermore, sales of equipment within our D&S segment increased in the U.S. and Europe, but were more than offset by lower LNG-related sales in China due to continued regulatory and customer delays. Gross profit for the nine months ended September 30, 2014 was $261.0 million, or 30.1% of sales, as compared to $257.9 million, or 29.5% of sales, for the nine months ended September 30, 2013. Gross profit and the related margin percentage increased during the period mainly as a result of increased volume and favorable project change orders related to process systems within our E&C segment, partially offset by lower sales volume and higher warranty costs in our BioMedical segment. Operating income for the nine months ended September 30, 2014 was $96.5 million compared to $96.2 million for the nine months ended September 30, 2013.

The following table represents selected financial data for our operating segments for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales
Energy & Chemicals	$98,759	$79,986	$277,859	$239,563
Distribution & Storage	140,203	152,895	418,830	428,784
BioMedical	54,879	68,876	170,202	205,324
Consolidated	$293,841	$301,757	$866,891	$873,671
Gross Profit
Energy & Chemicals	$31,343	$21,698	$80,679	$65,479
Distribution & Storage	40,641	42,984	122,667	121,341
BioMedical	19,249	23,963	57,614	71,081
Consolidated	$91,233	$88,645	$260,960	$257,901
Gross Profit Margin
Energy & Chemicals	31.7%	27.1%	29.0%	27.3%
Distribution & Storage	29.0%	28.1%	29.3%	28.3%
BioMedical	35.1%	34.8%	33.9%	34.6%
Consolidated	31.0%	29.4%	30.1%	29.5%
SG&A Expenses
Energy & Chemicals	$7,709	$6,388	$23,174	$20,798
Distribution & Storage	17,352	19,336	54,482	52,551
BioMedical	10,713	11,296	34,104	37,190
Corporate	10,603	10,914	39,190	36,504
Consolidated	$46,377	$47,934	$150,950	$147,043
SG&A Expenses (% of Sales)
Energy & Chemicals	7.8%	8.0%	8.3%	8.7%
Distribution & Storage	12.4%	12.6%	13.0%	12.3%
BioMedical	19.5%	16.4%	20.0%	18.1%
Consolidated	15.8%	15.9%	17.4%	16.8%
Operating Income
Energy & Chemicals	$22,993	$14,493	$55,642	$42,226
Distribution & Storage	22,005	22,337	64,314	65,019
BioMedical	5,960	9,970	15,779	25,475
Corporate	(10,603)	(10,914)	(39,190)	(36,504)
Consolidated	$40,355	$35,886	$96,545	$96,216
Operating Margin
Energy & Chemicals	23.3%	18.1%	20.0%	17.6%
Distribution & Storage	15.7%	14.6%	15.4%	15.2%
BioMedical	10.9%	14.5%	9.3%	12.4%
Consolidated	13.7%	11.9%	11.1%	11.0%

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Sales
Sales for the three months ended September 30, 2014 were $293.8 million compared to $301.8 million for the three months ended September 30, 2013, reflecting a decrease of $8.0 million, or 2.6%. E&C segment sales increased by $18.7 million, or 23.5%, compared to the prior year quarter. This increase in E&C segment sales was primarily due to improved volume in process systems related to small to mid-scale LNG liquefaction and petrochemical applications as well as favorable project change orders. D&S segment sales decreased by $12.7 million, or 8.3%, compared to the prior year quarter. This decrease in D&S segment sales was mainly attributable to lower volume related to LNG equipment, largely in China as a result of continued regulatory and customer delays, partially offset by improved volume in the U.S. and Europe. BioMedical segment sales decreased by $14.0 million, or 20.3%, compared to the prior year quarter. This decrease in BioMedical segment sales was mainly due to lower sales of respiratory oxygen therapy equipment driven by customer consolidation and inventory rationalization in addition to reduced prescriptions of oxygen therapy to patients resulting from Medicare audits of providers and physicians in the U.S.
Gross Profit and Margin
Gross profit for the three months ended September 30, 2014 was $91.2 million, or 31.0% of sales, versus $88.6 million, or 29.4% of sales, for the three months ended September 30, 2013, which reflected an increase of $2.6 million, while the related margin increased by 1.6 percentage points. E&C segment gross profit increased by $9.6 million while the related margin increased by 4.6 percentage points. The increase in gross profit and the related margin percentage for the E&C segment was primarily due to improved volume, favorable project change orders and improved cost performance related to process systems. The impact of project change orders improved the E&C segment margin percentage by approximately 5.0 percentage points. Gross profit for the D&S segment decreased by $2.3 million while margin increased by 0.9 percentage points. The decrease in gross profit was mainly due to lower volume in LNG equipment in China, while the related margin percentage increase related to improved product mix in the U.S. BioMedical segment gross profit decreased by $4.7 million as margin increased by 0.3 percentage points compared to the prior year quarter. The decrease in BioMedical gross profit was primarily due to lower volume in respiratory oxygen therapy equipment, while the increase in the related margin percentage was primarily due to favorable product mix as well as lower warranty costs and improved manufacturing costs. The BioMedical segment’s warranty expense as a percent of sales was 2.5% during the three months ended September 30, 2014, compared to 3.5% in the prior year quarter.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended September 30, 2014 were $46.4 million, or 15.8% of sales, compared to $47.9 million, or 15.9% of sales, for the three months ended September 30, 2013, representing a decrease of $1.5 million. SG&A expenses for the E&C segment increased by $1.3 million compared to the prior year quarter mainly due to higher employee-related costs and commissions. D&S segment SG&A expenses decreased by $1.9 million compared to the prior year quarter mainly due to lower commissions and a reduction in variable short-term incentive compensation estimates mainly due to year-to-date performance. SG&A expenses for the BioMedical segment decreased by $0.6 million compared to the prior year quarter mainly due to lower commissions and a reduction in variable short-term incentive compensation estimates mainly due to year-to-date performance. Corporate SG&A expenses decreased by $0.3 million compared to the prior year quarter primarily due a reduction in variable short-term incentive compensation estimates mainly due to year-to-date performance, partially offset by an increase in employee headcount which drove greater payroll expenses during the quarter.
Amortization Expense
Amortization expense for the three months ended September 30, 2014 was $4.5 million, or 1.5% of sales compared to $4.8 million, or 1.6% of sales, for the three months ended September 30, 2013.
Operating Income
As a result of the foregoing, operating income for the three months ended September 30, 2014 was $40.4 million, or 13.7% of sales, an increase of $4.5 million compared to operating income of $35.9 million, or 11.9% of sales, for the same period in 2013.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended September 30, 2014 and 2013 was $4.2 million and $4.1 million, respectively. Interest expense for the three months ended September 30, 2014 included $1.3 million of 2.0% cash interest and

$2.7 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For the three months ended September 30, 2014 and 2013, financing costs amortization was $0.3 million for both periods.
Foreign Currency Loss (Gain)
For the three months ended September 30, 2014 foreign currency losses were $0.5 million while foreign currency gains were $0.4 million for the three months ended September 30, 2013. Losses increased by $0.9 million during the three months ended September 30, 2014 due to exchange rate volatility, especially with respect to the euro.
Income Tax Expense
Income tax expense of $12.1 million and $7.0 million for the three months ended September 30, 2014 and 2013, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 34.4% and 21.9%, respectively. The increase in the effective income tax rate was primarily due to a higher mix of U.S. earnings, which are taxed at a higher rate than foreign earnings, and the expiration of a research & development credit at December 31, 2013.
Net Income
As a result of the foregoing, net income attributable to the Company for the three months ended September 30, 2014 and 2013 was $22.9 million and $24.4 million, respectively.
Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Sales
Sales for the nine months ended September 30, 2014 were $866.9 million compared to $873.7 million for the nine months ended September 30, 2013, reflecting a decrease of $6.8 million, or 0.8%. E&C segment sales increased by $38.3 million, or 16.0%, compared to the prior year period. This increase in E&C segment sales was primarily due to improved volume in process systems related to small to mid-scale LNG liquefaction and petrochemical applications. D&S segment sales decreased by $10.0 million, or 2.3%, compared to the prior year period. This decrease in D&S segment sales was mainly attributable to decreased volume in LNG equipment in China as a result of continued regulatory and customer delays, partially offset by higher volume related to LNG equipment in Europe and the U.S. BioMedical segment sales decreased by $35.1 million, or 17.1%, compared to the prior year period. This decrease in BioMedical segment sales was mainly due to lower sales of respiratory therapy equipment in the U.S. driven by customer consolidation and inventory rationalization in addition to reduced prescriptions of oxygen therapy to patients resulting from Medicare audits of providers and physicians in the U.S. and lower sales of commercial oxygen generation systems. This decrease was partially offset by an increase in cryobiological systems sales.
Gross Profit and Margin
Gross profit for the nine months ended September 30, 2014 was $261.0 million, or 30.1% of sales, versus $257.9 million, or 29.5% of sales, for the nine months ended September 30, 2013, which reflected an increase of $3.1 million, while the related margin percentage increased by 0.6 percentage points. E&C segment gross profit increased by $15.2 million while the related margin increased by 1.7 percentage points. The increase in gross profit and the related margin percentage for the E&C segment was primarily due to improved volume and favorable project change orders related to process systems. Gross profit for the D&S segment increased by $1.3 million while margin increased by 1.0 percentage points mainly due to improved volume related to LNG equipment, largely in the U.S. and Europe partially offset by lower volume in LNG equipment in China. BioMedical segment gross profit decreased by $13.4 million and margin decreased by 0.7 percentage points compared to the prior year period. The decrease in BioMedical gross profit was primarily due to lower volume in respiratory oxygen therapy equipment and commercial oxygen generation systems while the decline in the related margin percentage was mainly attributable to higher warranty costs. In the first quarter of 2014, we experienced a higher rate of warranty claims in our BioMedical segment within the AirSep product lines. The increased claims and revisions to the estimated cost of warranty claims resulted in an adjustment to our estimated warranty reserve in the first quarter. This led to an increase in the BioMedical segment’s warranty expense as a percent of sales to 4.2% year-to-date compared to 2.6% in the prior year period. See the critical accounting policy disclosure for further information regarding the warranty accruals.
SG&A Expenses
SG&A expenses for the nine months ended September 30, 2014 were $151.0 million, or 17.4% of sales, compared to $147.0 million, or 16.8% of sales, for the nine months ended September 30, 2013 representing an increase of $4.0 million.

SG&A expenses for the E&C segment increased by $2.4 million compared to the prior year period mainly due to higher commissions and variable short-term incentive compensation estimates. D&S segment SG&A expenses increased by $2.0 million compared to the prior year period mainly due to higher employee-related costs, partially offset by lower commissions and a reduction in variable short-term incentive compensation estimates mainly due to year-to-date performance. SG&A expenses for the BioMedical segment decreased by $3.1 million compared to the prior year period primarily due to lower commissions and a reduction in variable short-term incentive compensation estimates mainly due to year-to-date performance. This decrease in the BioMedical segment’s SG&A expenses was also due to lower research and development expenses. Corporate SG&A expenses increased by $2.7 million compared to the prior year period primarily due to higher employee-related costs, share-based compensation expense and workers’ compensation expense, partially offset by a reduction in variable short-term incentive compensation estimates mainly due to year-to-date performance.
Amortization Expense
Amortization expense for the nine months ended September 30, 2014 was $13.5 million, or 1.6% of sales compared to $14.6 million, or 1.7% of sales, for the nine months ended September 30, 2013.
Operating Income
As a result of the foregoing, operating income for the nine months ended September 30, 2014 was $96.5 million, or 11.1% of sales, an increase of $0.3 million compared to operating income of $96.2 million, or 11.0% of sales, for the same period in 2013.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the nine months ended September 30, 2014 and 2013 was $12.5 million and $12.1 million, respectively. Interest expense for the nine months ended September 30, 2014 included $3.8 million of 2.0% cash interest and $7.9 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For the nine months ended September 30, 2014 and 2013, financing costs amortization was $1.0 million for both periods.
Foreign Currency Loss
For the nine months ended September 30, 2014 and 2013, foreign currency losses were $1.0 million and $0.1 million, respectively. Losses increased by $0.9 million during the nine months ended September 30, 2014 due to exchange rate volatility, especially with respect to the euro.
Income Tax Expense
Income tax expense of $26.2 million and $21.5 million for the nine months ended September 30, 2014 and 2013, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 31.9% and 25.9%, respectively. The increase in the effective income tax rate was primarily due to a higher mix of U.S. earnings, which are taxed at a higher rate than foreign earnings, and the expiration of a research & development credit at December 31, 2013.
Net Income
As a result of the foregoing, net income attributable to the Company for the nine months ended September 30, 2014 and 2013 was $54.9 million and $60.0 million, respectively.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company's Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is the Company's intention to settle any excess conversion value in shares of the Company's common stock. However, the Company may elect to settle, at its discretion, any such excess value in cash, shares of the Company's common stock or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of the Company's common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share. At the end of the third quarter of 2014, events for early conversion were not met, and thus the Convertible Notes were not convertible as of, and for the fiscal quarter beginning October 1, 2014. There have been no conversions as of the date of this filing. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from cash balances or borrowings under its senior credit facility.
Senior Credit Facility and Senior Secured Revolving Credit Facility: As of September 30, 2014, the Company had a five-year $375.0 million senior secured credit facility (“Senior Credit Facility”), which originally consisted of a $75.0 million term loan (the “Term Loan”) and a $300.0 million revolving credit facility (the “Revolving Credit Facility”). The Senior Credit Facility had a maturity date of April 25, 2017. The Senior Credit Facility also included an expansion option permitting the Company to add up to an aggregate $150.0 million in term loans or revolving credit commitments from its existing and potential new lenders. Under the terms of the Senior Credit Facility, 5% of the $75.0 million Term Loan was payable annually in quarterly installments over the first three years, 10% was payable annually in quarterly installments over the final two years, and the remaining balance was due on April 25, 2017. Significant financial covenants for the Senior Credit Facility included a leverage ratio and an interest ratio. At September 30, 2014, there was $65.6 million in borrowings outstanding under the Term Loan. The Company also had $31.8 million in letters of credit and bank guarantees supported by the Revolving Credit Facility, which had availability of $268.2 million at September 30, 2014. The Company was in compliance with all covenants, including its financial covenants, at September 30, 2014.
Subsequent to the end of the third quarter, on October 29, 2014, the Company amended and extended its five-year $375.0 million Senior Credit Facility with a five-year $450.0 million senior secured revolving credit facility (the “SSRCF”) which matures on October 29, 2019. The SSRCF includes a $25.0 million sub-limit for the issuance of swingline loans and a $100.0 million sub-limit to be used for letters of credit. There is a foreign currency limit of $100.0 million under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100.0 million made by the Company’s wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited. The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200.0 million in term loans or revolving credit commitments from its lenders. Loans under the SSRCF bear interest at LIBOR or the Adjusted Base Rate as defined in the Debt and Credit Arrangements note (Note 4) to our condensed consolidated financial statements included elsewhere in this report, plus a margin, which was reduced compared to the prior Senior Credit Facility, that varies with the Company's leverage ratio. Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the Convertible Notes outstanding six months prior to the maturity date of the Convertible Notes and when holders of the Convertible Notes have the option to require the Company to repurchase the Convertible Notes, a maximum leverage ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0. The required leverage ratio can be relaxed on up to two occassions, upon notification to the lenders, to 3.75 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100.0 million or greater.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”) and Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving line with 50.0 million Chinese yuan (equivalent to $8.1 million) in borrowing capacity, a bonding/guarantee facility with up to 30.0 million Chinese yuan (equivalent to $4.9 million) in borrowing capacity, and an overdraft facility with 10.0 million Chinese yuan (equivalent to $1.6 million) in borrowing capacity. Any borrowings made by CCESC, CCDEC or Wuxi under the China Facilities are guaranteed by the Company. At September 30, 2014, there was 39.0 million Chinese yuan (equivalent to $6.4 million) outstanding under the revolving line, bearing interest at 5.9% on a weighted-average basis.
CCDEC maintains a facility with Bank of China with capacity of up to 10.0 million Chinese yuan (equivalent to $1.6 million). At September 30, 2014, there was 10.0 million Chinese yuan (equivalent to $1.6 million) outstanding under this facility, bearing interest at 6.6%. The facility matures on April 3, 2015. CCDEC also maintains a credit facility with Bank of China whereby CCDEC may borrow up to 50.0 million Chinese yuan (equivalent to $8.1 million) for working capital purposes, and 30.0 million Chinese yuan (equivalent to $4.9 million) for non-financing bank guarantee purposes. This credit facility is effective until August 7, 2015. There were no borrowings under this facility as of September 30, 2014.
CCESC maintains a credit facility with Bank of China whereby CCESC may borrow up to 100.0 million Chinese yuan (equivalent to $16.3 million) for working capital purposes. This credit facility is effective until July 8, 2015. There were no borrowings under this facility as of September 30, 2014.
As of September 30, 2014, CCESC, CCDEC and Wuxi had 8.3 million Chinese yuan (equivalent to $1.3 million), 1.2 million Chinese yuan (equivalent to $0.2 million) and 0.8 million Chinese yuan (equivalent to $0.1 million) in bank guarantees, respectively.
Foreign Facilities – Europe: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured revolving credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $8.0 million). Both of the facilities allow Ferox to request bank guarantees and letters of credit. Neither of the facilities allows revolving credit borrowings. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit. Ferox’s land, buildings and accounts receivable secure the credit facilities. At September 30, 2014, there were 82.9 million Czech koruna (equivalent to $3.8 million) of bank guarantees supported by such facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 million in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of September 30, 2014.
Our debt and related covenants are further described in the Debt and Credit Arrangements note (Note 4) to our condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $140.4 million at September 30, 2014, an increase of $3.1 million from the balance at December 31, 2013. Our foreign subsidiaries held cash of approximately $114.6 million and $97.1 million at September 30, 2014 and December 31, 2013, respectively, to meet their liquidity needs. No material restrictions exist in accessing cash held by our foreign subsidiaries and we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. We believe that our existing cash and cash equivalents, funds available under our SSRCF and cash provided by operations will be sufficient to finance our normal working capital needs, and investments in properties, facilities and equipment for the foreseeable future.
Cash provided by operating activities was $66.1 million and $19.4 million for the nine months ended September 30, 2014 and 2013, respectively. The increase of $46.7 million in cash provided by operations was primarily due to cash collections in accounts receivable.
Cash used in investing activities was $53.1 million and $53.7 million for the nine months ended September 30, 2014 and 2013, respectively. Capital expenditures were $42.9 million for the nine months ended September 30, 2014, primarily for expansion projects in the E&C segment for additional brazed aluminum heat exchanger capacity and construction of a new plant in China that was previously announced. Also during the nine months ended September 30, 2014, we used $11.9 million of cash (net of cash acquired) to fund the Chart Energy & Chemicals Wuxi Co., Ltd. acquisition.
Cash used in financing activities for the nine months ended September 30, 2014 was $1.0 million compared to $41.4 million of cash provided by financing activities for the nine months ended September 30, 2013 primarily as a result of reduced borrowings on revolving credit facilities as compared to the prior year period. During the nine months ended September 30, 2014, the Company made $2.8 million in scheduled quarterly principal payments on the term loan portion of the Senior Credit Facility. We borrowed $7.9 million and repaid $3.3 million on our foreign facilities. Excess tax benefits from share-based compensation were $1.8 million. We received $0.7 million in proceeds from stock option exercises. We also used $3.3 million for the purchase of common stock which was surrendered to cover tax withholding elections. Other uses of cash during the nine months ended September 30, 2014 included a $0.7 million contingent consideration payment related to a prior BioMedical segment acquisition and a $1.2 million distribution to one of our joint venture noncontrolling interests.
Cash Requirements
The Company does not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2014. Management anticipates the Company will be able to satisfy cash requirements for its ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our SSRCF. We expect capital expenditures for the remaining three months of 2014 to be in the range of $20.0 to $30.0 million, primarily for capital expansion and improvement projects across our D&S and E&C segments, which includes an ongoing project to increase our capacity in China for both LNG and industrial gas applications and additional equipment for the brazed aluminum heat exchanger facility in La Crosse, Wisconsin.
For the remaining three months of 2014, the Company is forecasting to use approximately $0.4 million for scheduled interest payments under the SSRCF. In addition, our forecasts for the remaining three months of 2014 contemplate the use of approximately $8.0 to $10.0 million of cash to pay U.S. and foreign income taxes.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Our backlog as of September 30, 2014 was $751.8 million compared to $695.0 million as of June 30, 2014.
The table below represents orders (net of cancellations) and backlog by segment for the periods indicated (dollar amounts in thousands):

	Three Months Ended
	September 30, 2014	June 30, 2014
Orders
Energy & Chemicals	$146,839	$56,580
Distribution & Storage	156,687	163,338
BioMedical	50,826	60,656
Total	$354,352	$280,574
Backlog
Energy & Chemicals	$333,372	$285,181
Distribution & Storage	397,333	385,207
BioMedical	21,076	24,601
Total	$751,781	$694,989
E&C orders for the three months ended September 30, 2014 were $146.8 million compared to $56.6 million for the three months ended June 30, 2014. Third quarter E&C segment orders included a previously announced floating LNG equipment order in excess of $20.0 million and a small to mid-scale LNG liquefaction plant order in excess of $40.0 million. E&C backlog totaled $333.4 million at September 30, 2014, compared to $285.2 million as of June 30, 2014. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter.
D&S orders for the three months ended September 30, 2014 were $156.7 million compared to $163.3 million for the three months ended June 30, 2014. D&S backlog totaled $397.3 million at September 30, 2014 compared to $385.2 million as of June 30, 2014. Approximately 25% of D&S backlog as of September 30, 2014 related to PetroChina. During the second quarter 2014, a major oil company partially cancelled certain LNG infrastructure projects for an order previously awarded to our D&S business during 2013. The result of this action was reflected as a reduction in orders of approximately $8 million during the second quarter 2014.
BioMedical orders for the three months ended September 30, 2014 were $50.8 million compared to $60.7 million for the three months ended June 30, 2014. The decrease in BioMedical orders was mainly attributable to respiratory oxygen therapy equipment. BioMedical backlog at September 30, 2014 totaled $21.1 million compared to $24.6 million as of June 30, 2014.
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

Product Warranty Costs:  We provide product warranties with varying terms and durations for the majority of our products. We estimate product warranty costs and accrue for these costs as products are sold with a charge to cost of sales. Factors considered in estimating warranty costs include historical and projected warranty claims, historical and projected cost-

per-claim and knowledge of specific product issues that are outside of our typical experience. Warranty accruals are evaluated and adjusted as necessary based on actual claims experience and changes in future claim and cost estimates.
As a result of our BioMedical segment’s acquisition of AirSep in August 2012, we recorded a warranty reserve of $37.0 million in purchase accounting, which included a significant estimate of claims associated with one of its product lines. This product line has experienced a significantly higher than normal level of failures of compressors and other components. To calculate the reserve associated with this product line, we isolated the warranty issues of the specific units which were being returned at significantly higher rates than normal. The entire population of these units was excluded from the typical warranty accrual process and the reserve was estimated by considering the identified population less units already returned, to estimate potential units that will be returned. These expected future claims were multiplied by the estimated cost to repair the unit in order to establish the warranty reserve associated with this product line. We have experienced and expect a significant number of claims as this product line runs through its warranty period. Usage of the acquired warranty reserve occurs as this product line progresses through its warranty period (expected completion in 2016). We have made various product improvements, revisions to the warranty claim process and a reduction in repair costs since the 2012 acquisition to mitigate the costs associated with this issue. Usage of the acquired warranty reserve has exceeded warranty expense since the acquisition. We do not expect our ongoing warranty expense to be as significant based on revisions to the product line as well as our process to satisfy the warranty claims.
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
Forward-Looking Statements
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A– “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:
•the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the loss of, or a significant reduction or delay in purchases by, our largest customers;

•	the fluctuations in energy prices;

•	the potential for negative developments in the natural gas industry related to hydraulic fracturing;

•	competition in our markets;

•	governmental energy policies could change, or expected changes could fail to materialize;

•	our ability to successfully manage our planned operational expansions;

•	economic downturns and deteriorating financial conditions;

•	our ability to manage our fixed-price contract exposure;

•	our reliance on the availability of key supplies and services;

•	degradation of our backlog as a result of modification or termination of orders;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	changes in government health care regulations and reimbursement policies;

•	general economic, political, business and market risks associated with our global operations;

•	litigation and disputes involving us, including the extent of product liability, warranty, contract, employment, intellectual property and environmental claims asserted against us;

•	our warranty reserves may not adequately cover our warranty obligations;

•	the loss of key employees;

•	fluctuations in foreign currency exchange rates and interest rates;

•	financial distress of third parties;

•	United States Food and Drug Administration and comparable foreign regulation of our products;

•	the pricing and availability of raw materials;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	our ability to protect our intellectual property and know-how;

•	the impairment of our goodwill or other intangible assets;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	technological security threats and our reliance on information systems;

•	claims that our products or processes infringe intellectual property rights of others;

•	additional liabilities related to taxes;

•	our ability to continue our technical innovation in our product lines;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	increased government regulation;

•	the underfunded status of our pension plan;

•	the risk of potential violations of the Foreign Corrupt Practices Act;

•	disruptions in our operations due to severe weather;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	risks associated with our indebtedness, leverage and liquidity;

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
Interest Rate Risk: The Company’s primary interest rate risk exposure results from the Senior Credit Facility’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from September 30, 2014 rates, and assuming no changes in debt from the September 30, 2014 levels, our additional annual expense would be approximately $1.3 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: The Company has assets, liabilities and cash flows in foreign currencies creating exposure to foreign currency exchange fluctuations in the normal course of business. Chart’s primary exchange rate exposures are with the euro, the Chinese yuan, the Czech koruna, and the Japanese yen. Monthly measurement, revaluation and forward exchange rate contracts are employed as methods to reduce this risk. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At September 30, 2014, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.

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
As of September 30, 2014, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

c.)
During the third quarter of 2014, 325 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $24,300. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended September 30, 2014.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2014	156	$83.43	—	$—
August 1 – 31, 2014	169	66.82	—	—
September 1 – 30, 2014	—	—	—	—
Total	325	$74.80	—	$—

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (x)

32.1	Section 1350 Certification of Chief Executive Officer (xx)

32.2	Section 1350 Certification of Chief Financial Officer (xx)

101.INS	XBRL Instance Document (xxx)

101.SCH	XBRL Taxonomy Extension Schema Document (xxx)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (xxx)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (xxx)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (xxx)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (xxx)
_______________

(x)	Filed herewith.

(xx)	Furnished herewith.

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

Chart Industries, Inc.
(Registrant)

Date:	October 30, 2014	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)