Form 10-K
period 2014-12-31
CHART INDUSTRIES INC
filed 2015-02-24
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of $82.73 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $2,494,990,864.
As of February 17, 2015, there were 30,531,313 outstanding shares of the Company’s common stock, par value $0.01 per share.
Documents Incorporated by Reference
Portions of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 28, 2015 (the “2015 Proxy Statement”).
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2014.

CHART INDUSTRIES, INC.

PART I

Item 1.	Business
THE COMPANY
Overview
Chart Industries, Inc., a Delaware corporation incorporated in 1992 (the “Company,” “Chart” or “we” as used herein refers to Chart Industries, Inc. and our consolidated subsidiaries, unless the context indicates otherwise), is a leading diversified global manufacturer of highly engineered equipment for the industrial gas, energy, and biomedical industries. The largest portion of end-use applications for our products is energy-related, accounting for approximately 47% of sales and 44% of orders in 2014, and 76% of backlog at December 31, 2014. Our equipment and engineered systems are primarily used for low-temperature and cryogenic applications utilizing our expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit). Our products include vacuum insulated containment vessels, heat exchangers, cold boxes and other cryogenic components.
Our primary customers are large, multinational producers and distributors of hydrocarbon and industrial gases and their end-users. We sell our products and services to more than 2,000 customers worldwide. We have developed long-standing relationships with leading companies in the gas production, gas distribution, gas processing, liquefied natural gas or LNG, chemical and industrial gas industries, including Air Products, Praxair, Airgas, Air Liquide, The Linde Group or Linde, Bechtel Corporation, ExxonMobil, British Petroleum or BP, ConocoPhillips, PetroChina, The Shaw Group, Toyo, JGC, Samsung, UOP, and Shell, some of whom have been purchasing our products for over 20 years.
We have attained this position by capitalizing on our technical expertise and know-how, broad product offering, reputation for quality, low-cost global manufacturing footprint, and by focusing on attractive, growing markets. We have an established sales and customer support presence across the globe and low cost manufacturing operations in the United States, Central Europe and China. For the years ended December 31, 2014, 2013 and 2012, we generated sales of $1,193.0 million, $1,177.4 million, and $1,014.2 million, respectively.
Segments, Applications and Products
We operate in three segments: (i) Energy & Chemicals or E&C, (ii) Distribution & Storage or D&S, and (iii) BioMedical. While each segment manufactures and markets different cryogenic and gas processing equipment and systems to distinct end-users, they all share a reliance on our heat transfer, vacuum insulation, low temperature storage and gas processing know-how and expertise. The E&C and D&S segments manufacture products used primarily in energy-related and industrial applications, such as the separation, liquefaction, distribution and storage of hydrocarbon and industrial gases. Through our BioMedical segment, we supply cryogenic and other equipment used in the medical, biological research and animal breeding industries. Further information about these segments is located in Note 18 of the notes to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The following charts show the proportion of our revenues generated by each segment, as well as our estimate of the proportion of revenue generated by end-user application for the year ended December 31, 2014:
Energy & Chemicals Segment
E&C (32% of sales for the year ended December 31, 2014) facilitates major natural gas, petrochemical processing and industrial gas companies in the production of their products. E&C supplies mission critical engineered equipment and systems used in the separation, liquefaction, and purification of hydrocarbon and industrial gases that span gas-to-liquid applications including natural gas processing, LNG, and industrial gas applications. Our principal products include brazed aluminum heat exchangers, Core-in-Kettle® heat exchangers, air cooled heat exchangers and cold boxes. Brazed aluminum heat exchangers accounted for 14.9%, 14.4% and 14.4% of consolidated sales for the years ended December 31, 2014, 2013 and 2012, respectively. Process systems accounted for 12.3%, 13.5% and 10.6% of consolidated sales for the years ended December 31, 2014, 2013 and 2012, respectively.
Natural Gas Processing (including Petrochemical) applications
We provide natural gas processing solutions that facilitate the progressive cooling and liquefaction of hydrocarbon mixtures for the subsequent recovery or purification of component gases, which accounted for 17.5%, 14.9% and 23.4% of consolidated sales for the years ended December 31, 2014, 2013 and 2012, respectively. Our brazed aluminum heat exchangers allow producers to obtain purified hydrocarbon by-products, such as methane, ethane, propane and ethylene, which are commercially marketable for various industrial or residential uses. Our cold boxes are highly engineered systems that incorporate brazed aluminum heat exchangers, pressure vessels and interconnecting piping used to significantly reduce the temperature of gas mixtures to liquefy component gases so that they can be separated and purified for further use in multiple energy, industrial, scientific and commercial applications. Our air cooled heat exchangers are used to cool or condense fluids to allow for further processing and for cooling gas compression equipment. Customers for our natural gas processing applications include large companies in the hydrocarbon processing industry, as well as engineering, procurement and construction (“EPC”) contractors.
Demand for these applications is primarily driven by the growth in the natural gas liquids (or NGLs) separation and other natural gas segments of the hydrocarbon processing industries, including LNG. In the future, management believes that continuing efforts by petroleum producing countries to better utilize stranded natural gas and previously flared gases present a promising source of demand. We have a number of competitors for our heat exchangers and cold boxes, including a number of leading companies in the industrial gas and hydrocarbon processing industries and many smaller fabrication-only facilities around the world. Competition with respect to our more specialized brazed aluminum heat exchangers includes a small number of global (European and Asian) manufacturers.
LNG applications
We provide mission critical equipment for the liquefaction of LNG including small to mid-scale facilities, floating LNG applications, and large base-load export facilities, which accounted for 12.1%, 9.7% and 5.5% of consolidated sales for the years ended December 31, 2014, 2013 and 2012, respectively. We are a leading supplier to EPC firms where we provide equipment or design the process and provide equipment, providing an integrated approach to the project. These “Concept-to-Reality” process systems incorporate many of Chart’s core products, including brazed aluminum heat exchangers, Core-in-Kettle® heat exchangers, cold boxes, pressure vessels, pipe work and air cooled heat exchangers. These systems are used for global LNG projects, including projects in China and North America for local LNG production and LNG export terminals. We have developed our proprietary IPSMR® (Integrated Pre-cooled Single Mixed Refrigerant) liquefaction process, which offers lower capital expenditure rates than competing processes per ton of LNG produced and offers very competitive operating costs.
Demand for LNG applications is primarily driven by increased use and global trade in natural gas (transported as LNG) since natural gas offers significant cost and environmental advantages over other fossil fuels. Demand for LNG applications is also driven by diesel displacement and continuing efforts by petroleum producing countries to better utilize stranded natural gas and previously flared gases. We have a number of competitors for these applications, including leading industrial gas companies, other brazed aluminum heat exchanger manufacturers, and other equipment fabricators to whom we also act as a supplier of equipment including heat exchangers and cold boxes.
Industrial Gas applications
For industrial gas applications, our brazed aluminum heat exchangers and cold boxes are used to produce high purity atmospheric gases, such as oxygen, nitrogen and argon, which have diverse industrial applications. Cold boxes are used to separate air into its major atmospheric components, including oxygen, nitrogen, and argon, where the gases are used in a diverse range of applications such as metal production and heat treating, enhanced oil and gas production, coal gasification, chemical and oil refining, electronics, medical, the quick-freezing of food, wastewater treatment, and industrial welding. Our brazed aluminum heat exchangers and cold boxes are also used in the purification of helium and hydrogen.
Demand for industrial gas applications is driven by growth in manufacturing and industrial gas use. Other key global drivers involve developing Gas to Liquids, or GTL, clean coal processes including Coal to Liquids, or CTL, and Integrated Gasification Combined Cycle, or IGCC, power projects. In addition, demand for our products in developed countries is expected to continue as firms upgrade their facilities for greater efficiency and regulatory compliance. We have a number of competitors for these applications including leading industrial gas companies and EPC firms to whom we also act as a supplier of equipment including heat exchangers and cold boxes.
Distribution & Storage Segment
D&S (49% of sales for the year ended December 31, 2014) designs, manufactures, and services cryogenic solutions for the storage and delivery of cryogenic liquids used in industrial gas and LNG applications. Using sophisticated vacuum insulation technology, our cryogenic storage systems are able to store and transport liquefied industrial gases and hydrocarbon gases at temperatures from 0° Fahrenheit to temperatures nearing absolute zero. End-use customers for our cryogenic storage equipment include industrial gas producers and distributors, chemical producers, manufacturers of electrical components, health care organizations, food processors, and businesses in the oil and natural gas industries. Cryogenic bulk storage systems accounted for 12.7%, 14.9% and 15.1% of consolidated sales for the years ended December 31, 2014, 2013 and 2012, respectively. Cryogenic packaged gas systems accounted for 13.4%, 13.0% and 14.2% of consolidated sales for the years ended December 31, 2014, 2013 and 2012, respectively. We service industrial gas and LNG applications as follows:
Industrial Gas applications
We design, manufacture, install, service, and maintain bulk and packaged gas cryogenic solutions for the storage, distribution, vaporization, and application of industrial gases, which accounted for 30.9%, 33.9% and 36.3% of consolidated sales for the years ended December 31, 2014, 2013 and 2012, respectively. Industrial gas applications include any end-use of the major elements of air (nitrogen, oxygen, and argon), including manufacturing, welding, electronics, medical, nitrogen dosing, food processing, and beverage carbonation. Carbon dioxide, nitrous oxide, hydrogen and helium applications also utilize our equipment. Our products span the entire spectrum of industrial gas demand from small customers requiring cryogenic packaged gases to large users requiring custom engineered cryogenic storage systems in both mobile and stationary applications. We also offer cryogenic components, including vacuum insulated pipe (“VIP”), engineered bulk gas installations, specialty liquid nitrogen, or LN2, end-use equipment and cryogenic flow meters. We operate service locations in the United

States, China and Europe that provide installation, service, repair and maintenance of cryogenic products. Principal customers for industrial applications are global industrial gas producers and distributors.
Demand for industrial gas applications is driven primarily by the significant installed base of users of cryogenic liquids as well as new applications and distribution technologies for cryogenic liquids. Our competitors tend to be regionally focused while Chart is able to supply a broad range of systems on a worldwide basis. We also compete with several suppliers owned by the global industrial gas producers. From a technology perspective, we tend to compete with compressed gas alternatives or on-site generated gas supply.
LNG Applications
We supply cryogenic solutions for the storage, distribution, regasification, and use of LNG, which accounted for 17.6%, 16.4% and 10.6% of consolidated sales for the years ended December 31, 2014, 2013 and 2012, respectively. LNG may be utilized as an alternative to other fossil fuels such as diesel, propane or fuel oil in transportation or off pipeline applications. Examples include heavy duty truck and transit bus transportation, locomotive propulsion, marine and power generation in remote areas like oil and gas drilling. We refer to our LNG distribution products as a “Virtual Pipeline” as the natural gas pipeline is replaced with cryogenic distribution to deliver the gas to the end-user. We supply cryogenic trailers, ISO containers, railcars, bulk storage tanks, fuel stations, loading facilities, and regasification equipment specially configured for delivering LNG into Virtual Pipeline applications. LNG may also be used as a fuel for a variety of off-road vehicles and applications. Our LNG vehicle fueling applications primarily consist of LNG and liquefied/compressed natural gas refueling systems for heavy-duty truck and bus fleets. We sell LNG applications around the world from all D&S facilities to numerous end-users, energy companies, and gas distributors. Additionally, we supply large vacuum insulated storage tanks as optional equipment for purchasers of standard liquefaction plants sold by our E&C business.
Demand for LNG applications is driven by the spread in price between oil and gas, diesel displacement initiatives, and the associated cost of equipment. Our competitors tend to be regionally focused or product-specific, while we are able to supply a broad range of solutions required by LNG applications. We compete with compressed natural gas (or CNG) or field gas in several of these applications and LNG is most highly valued where its energy density and purity are beneficial to the end-user.
BioMedical Segment
BioMedical (19% of sales for the year ended December 31, 2014) consists of various product lines built around our core competencies in cryogenics, vacuum insulation, low temperature storage, and pressure swing adsorption, but with a focus on the respiratory and biological users of the liquids and gases instead of the large producers and distributors of cryogenic liquids. Applications in the BioMedical segment include the following:
Respiratory Therapy
Respiratory therapy products accounted for 11.8%, 14.9% and 14.2% of consolidated sales for the years ended December 31, 2014, 2013 and 2012, respectively. Our respiratory oxygen product line is comprised of a range of medical respiratory products, including liquid oxygen systems and stationary, transportable, and portable oxygen concentrators, all of which are used primarily for the in-home supplemental oxygen treatment of patients with chronic obstructive pulmonary diseases, such as bronchitis, emphysema and asthma.
We believe that competition for our respiratory products is based primarily upon product quality, performance, reliability, ease-of-use and price, and we focus our marketing strategies on these considerations. Furthermore, competition also includes the impact of other modalities in the broader respiratory industry.
Life Sciences
Our life science products include vacuum insulated containment vessels for the storage of biological materials. The primary applications for this product line include medical laboratories, biotech/pharmaceutical, research facilities, blood and tissue banks, veterinary laboratories, large-scale repositories and artificial insemination, particularly in the beef and dairy industry.
The significant competitors for life science products include a number of companies worldwide. These products are sold through multiple channels of distribution specifically applicable to each industry sector. The distribution channels range from highly specialized cryogenic storage systems providers to general supply and catalogue distribution operations and breeding service providers. Competition in this field is focused on design, reliability and price. Alternatives to vacuum insulated containment vessels include electrically powered mechanical refrigeration.
Commercial Oxygen Generation
Our commercial oxygen generation products include self-contained generators, standard generators, and packaged systems for industrial and medical oxygen generating systems. These generators produce oxygen from compressed air and provide an efficient and cost-effective alternative to the procurement of oxygen from third party cylinder or liquid suppliers. Applications include mining operations, industrial plants, ozone generation, hospital medical oxygen, and wastewater treatment, among other commercial applications. Management expects demand for this product line to increase over the long-term with competition focused on design, reliability and price.
Domestic and Foreign Operations
Financial and other information regarding domestic and foreign operations is located in Note 18 of the notes to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Additional information regarding risks attendant to foreign operations is set forth in Item 7A of this Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk” and Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Competition
We believe we can compete effectively around the world and that we are a leading competitor in the industries we serve. Competition is based primarily on performance and the ability to provide the design, engineering and manufacturing capabilities required in a timely and cost-efficient manner. Contracts are usually awarded on a competitive bid basis. Quality, technical expertise and timeliness of delivery are the principal competitive factors within the industry. Price and terms of sale are also important competitive factors. Because independent third-party prepared market share data is not available, it is difficult to know for certain our exact position in our markets, although we believe we rank among the leaders in each of the markets we serve. We base our statements about industry and market positions on our reviews of annual reports and published investor presentations of our competitors and augment this data with information received by marketing consultants conducting competition interviews and our sales force and field contacts. For information concerning competition within a specific segment of the Company’s business, see descriptions provided under segment captions in this Annual Report on Form 10-K.
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
Backlog
The dollar amount of our backlog as of December 31, 2014, 2013 and 2012 was $640.1 million, $728.8 million and $617.4 million, respectively. Approximately 20.4% of the December 31, 2014 backlog is expected to be filled beyond 2015. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large products, particularly in the E&C segment, and the amount of backlog at December 31, 2014 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel all or part of the order, potentially subject to the payment of certain costs and/or penalties. For further information about our backlog, including backlog by segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Customers
We sell our products primarily to gas producers, distributors and end-users across the industrial gas, hydrocarbon and chemical processing and biomedical industries in countries throughout the world. Sales to our top ten customers accounted for 34%, 37% and 38% of consolidated sales in 2014, 2013 and 2012, respectively. No single customer exceeded 10% of consolidated sales in 2014. Our sales to particular customers fluctuate from period to period, but the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of revenue for us. Our supply contracts are generally contracts for “requirements” only. While our customers may be obligated to purchase a certain percentage of their supplies from us, there are generally no minimum requirements. Also, many of our contracts may be canceled on as little as one month’s notice. To minimize credit risk from trade receivables, we review the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitor the financial condition of customers to help ensure timely collections and to minimize losses. In addition, for certain domestic and foreign customers, particularly in the D&S and E&C segments, we require advance payments, letters of credit, bankers’ acceptances and other such guarantees of payment. Certain customers also require us to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order. We believe our relationships with our customers are generally good.
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
Raw Materials and Suppliers
We manufacture most of the products we sell. The raw materials used in manufacturing include aluminum products (including sheets, bars, plate and piping), stainless steel products (including sheets, plates, heads and piping), palladium oxide, carbon steel products (including sheets, plates and heads), valves and gauges and fabricated metal components. Most raw materials are available from multiple sources of supply. We believe our relationships with our raw material suppliers and other vendors are generally good. Raw material prices were fairly stable during 2014, and we expect them to remain stable during 2015. Subject to certain risks related to our suppliers as discussed under Item 1A. “Risk Factors,” we foresee no acute shortages of any raw materials that would have a material adverse effect on our operations.
Employees
As of January 31, 2015, we had 5,407 employees, including 2,893 domestic employees and 2,514 international employees. These employees consisted of 2,605 salaried, 502 bargaining unit hourly and 2,300 non-bargaining unit hourly.
We are a party to one collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”) covering 502 employees at our La Crosse, Wisconsin heat exchanger facility. Effective February 3, 2013, we entered into a five-year agreement with the IAM which expires on February 3, 2018.
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
We are involved with environmental compliance, investigation, monitoring and remediation activities at certain of our owned or formerly owned manufacturing facilities and at one owned facility that is leased to a third party. We believe that we are currently in substantial compliance with all known environmental regulations. We accrue for certain environmental remediation-related activities for which commitments or remediation plans have been developed or for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 14 years as ongoing costs of remediation programs. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings or competitive position. We are not anticipating any material capital expenditures in 2015 that are directly related to regulatory compliance matters. Although we believe we have adequately provided for the cost of all known environmental conditions, additional contamination, the outcome of disputed matters or changes in regulatory posture could result in more costly remediation measures than budgeted, or those we believe are adequate or required by existing law. We believe that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations.

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
While we experienced growth in demand from 2003 until mid-2008 in the global hydrocarbon and industrial gas markets, we experienced a significant decline in orders from mid-2008 until mid-2009. Although there was improvement in orders for our businesses, particularly in 2011 through 2013, we have experienced decline since 2014 in hydrocarbon demand with the decline in energy prices. We cannot predict whether business performance may be better or worse in the future.
The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our sales and profitability.
A small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers accounted for 34%, 37% and 38% of consolidated sales in 2014, 2013 and 2012, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. While our sales to particular customers fluctuate from period to period, the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of our sales.
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
Decreases in energy prices, or a decrease in the cost of oil relative to natural gas, may decrease demand for some of our products and cause downward pressure on the prices we charge, which could harm our business, financial condition and results of operations.
A significant amount of our sales are to customers in the energy production and supply industry. We estimate that 47% of our sales for the year ended December 31, 2014 were generated by end-users in the energy industry, with many of our products sold for natural gas-related applications. Accordingly, demand for a significant portion of our products depends upon the level of capital expenditures by companies in the oil and gas industry, which depends, in part, on energy prices as well as the price of oil relative to natural gas for some applications. Some applications for our products could see greater demand when prices for natural gas are relatively low compared to oil prices, but a sustained decline in energy prices generally and a resultant downturn in energy production activities could negatively affect the capital expenditures of our customers. For example, the recent sharp decline in oil prices has had a negative impact on demand for some of our products. Any significant decline in the capital expenditures of our customers, whether due to a decrease in the market price of energy or otherwise, may decrease demand for our products and cause downward pressure on the prices we charge. Accordingly, if there is a downturn in the energy production and supply industry, including a decline in the cost of oil relative to natural gas, our business, financial condition and results of operations could be adversely affected.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation could result in increased costs and additional operating restrictions or delays for our customers, which could negatively impact our business, financial condition and results of operations.
We supply equipment to companies that process, transport and utilize natural gas, many of which benefit from increased natural gas production resulting from hydraulic fracturing in the oil and natural gas industry. As a result, increased regulation of hydraulic fracturing may adversely impact our business, financial condition and results of operations. If additional levels of regulation are implemented with respect to hydraulic fracturing, it may make it more difficult to complete natural gas wells in shale formations and discourage exploration of new wells. This could increase our customers’ costs of compliance and doing business or otherwise adversely affect the hydraulic fracturing services they perform, which may negatively impact natural gas production and demand for our equipment used in the natural gas industry.

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
Although many of our products serve niche industry areas, a number of our direct and indirect competitors in these areas are major corporations, some of which have substantially greater technical, financial and marketing resources than Chart, and other competitors enter these areas from time to time. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales and earnings. We compete with several suppliers owned by global industrial gas producers or large industrial companies and many smaller fabrication-only facilities around the world. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending on research and development, and marketing and sales, any of which could materially reduce our sales, profitability or both. Moreover, during an industry downturn, competition in some of the product lines we serve increases as a result of over-capacity, which may result in downward pricing pressure. Further, customers who typically outsource their need for cryogenic systems to us may use their excess capacity to produce such systems themselves. We also compete in the sale of a limited number of products with certain of our major customers. If we are unable to compete successfully, our results of operations, cash flows and financial condition could be negatively affected.
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
If we are unable to successfully manage our operational expansions, it may place a significant strain on our management and administrative resources and lead to increased costs and reduced profitability.
We expect to continue our existing plan to expand our operations, particularly in China, in markets where we perceive the opportunity for profitable expansion. Our ability to operate our business successfully and implement our strategies depends, in part, on our ability to allocate our resources optimally in each of our facilities in order to maintain efficient operations as we expand. Ineffective management of our growth could cause manufacturing inefficiencies, increase our operating costs, place significant strain on our management and administrative resources and prevent us from implementing our business plan.
For example, we have invested or plan to invest approximately $60 to $70 million in new capital expenditures in 2015 related to the expected growth of selective parts of each of the E&C, D&S and BioMedical segments. If we fail to implement these projects in a timely and effective manner, we may lose the opportunity to obtain some new customer orders. Even if we effectively implement these projects, the orders needed to support the capital expenditure may not be obtained, may be delayed, or may be less than expected, which may result in sales or profitability at lower levels than anticipated. For example, while we invested in the expansion of our E&C segment in past years, we experienced delay in some of the orders initially anticipated to support that expansion, which resulted in the underutilization of some of our capacity. In addition, potential cost overruns, delays or unanticipated problems in any capital expansion could make the expansions more costly than originally predicted or cause us to miss windows of opportunity.
Our backlog is subject to modification or termination of orders, which could negatively impact our sales.
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as sales. The dollar amount of backlog as of December 31, 2014 was $640.1 million. Our backlog can be significantly affected by the timing of orders for large projects, particularly in our E&C segment, and the amount of our backlog at December 31, 2014 is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared to our total contract volume and is partially offset by cancellation penalties, customers can, and sometimes do, terminate or modify these orders. We cannot predict whether cancellations will accelerate or diminish in the future. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. For example, both backlog and orders for the fourth quarter 2014 were reduced by approximately $33 million as orders previously received were removed where circumstances indicated that the customer would not perform its obligations. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.
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
Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end-users. A downturn in economic conditions in industries in which we operate may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, and may reduce their ability to pay for our products and services after purchase. Economic conditions that could impact our business include, but are not limited to, decreased energy prices, recessionary conditions, slow or negative economic growth rates, the impact of state and sovereign debt defaults or the impact of governmental budgetary pressures. Similarly, our suppliers may not be able to supply us with needed raw materials or components on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand, fulfill our contractual obligations or could affect our gross margins. See “We depend on the availability of certain key suppliers; if we experience difficulty with a supplier, we may have difficulty finding alternative sources of supply” below. We cannot predict the timing or duration of negative market conditions. If the economy or industries in which we operate deteriorate or financial markets weaken, our business, financial condition and results of operations could be adversely impacted.
We carry goodwill and indefinite-lived intangible assets on our balance sheet, which are subject to impairment testing and could subject us to significant charges to earnings in the future if impairment occurs.
As of December 31, 2014, we had goodwill and indefinite-lived intangible assets of $453.2 million, which represented approximately 31.0% of our total assets. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually on October 1 or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Our stock price historically has shown volatility and often fluctuates significantly in response to market and other factors. For example, it declined significantly from mid-2008 to early 2009 and then increased sharply beginning in late 2010 through late 2013, when it again declined significantly in connection with energy price declines in 2014. Declines in our stock price, lower operating results and any decline in industry conditions in the future could increase the risk of goodwill impairment. Impairment testing incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates and our judgment regarding the applicable discount rates used on estimated operating results and cash flows. If we determine that an impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.
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
The cost, quality and availability of raw materials, certain specialty metals and specialized components used to manufacture our products are critical to our success. The materials and components we use to manufacture our products are sometimes custom made and may be available only from a few suppliers, and the lead times required to obtain these materials and components can often be significant. We rely on sole suppliers or a limited number of suppliers for some of these materials, including special grades of aluminum used in our brazed aluminum heat exchangers and compressors included in some of our product offerings. While we have not historically encountered problems with availability, this does not mean that we will continue to have timely access to adequate supplies of essential materials and components in the future or that supplies of these materials and components will be available on satisfactory terms when needed. If our vendors for these materials and components are unable to meet our requirements, fail to make shipments in a timely manner or ship defective materials or components, we could experience a shortage or delay in supply or fail to meet our contractual requirements, which would adversely affect our results of operations and negatively impact our cash flow and profitability.
Health care reform or other changes in government and other third-party payor reimbursement levels and practices could negatively impact our sales and profitability.
Many of our BioMedical segment’s customers are reimbursed for products and services by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs in the U.S, and by similar programs and entities in the other countries in which we operate or sell our equipment. In the United States, the Centers for Medicare & Medicaid Services (“CMS”), the agency responsible for administering the Medicare program, has implemented a number of payment rules that reduced Medicare payments for oxygen and oxygen equipment, including a competitive bidding program. Under the competitive bidding program, CMS selected contract suppliers that agreed to receive as payment the “single payment amount” calculated by CMS in certain geographic regions. In addition, CMS has increased the level of audit activity involving the sales practices of intermediaries in the health care field, some of which are customers of ours for respiratory products we sell. If third-party payors deny coverage, make the reimbursement process or documentation requirements more burdensome or uncertain, or reduce levels of reimbursement, it could negatively affect our sales and profitability.
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
Due to the high pressures and low temperatures at which many of our products are used, the inherent risks associated with concentrated industrial and hydrocarbon gases, and the fact that some of our products are relied upon by our customers or end users in their facilities or operations, or are manufactured for relatively broad industrial, transportation or consumer use, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in death, bodily injury, property damage or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We are subject to claims from time to time, some of which are substantial, and we may be subject to claims in the future. For example, we and some of our subsidiaries have been subject to assertions that failure of our subsidiaries’ equipment has caused substantial property damage and economic loss at facilities owned by customers or third parties, including a natural gas processing plant fire where the performance of our subsidiary’s equipment is being investigated, a lawsuit against us and our subsidiaries is pending, and end user losses are alleged to be approximately $105 million, including investigation and repair costs and business interruption losses, responsibility for which we and our subsidiaries vigorously dispute. See Item 3. “Legal Proceedings,” for further details. Although we currently maintain product liability coverage, which we believe is adequate for existing product liability claims and for the continued operation of our business, such insurance may become difficult to obtain or be unobtainable in the future on terms acceptable to us, it includes customary exclusions and conditions, it may not cover certain specialized applications, such as aerospace-related applications, and it generally does not cover warranty claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage, or a significant warranty claim or series of claims against us, could materially decrease our liquidity, impair our financial condition and adversely affect our results of operations.
As a global business, we are exposed to economic, political and other risks in different countries which could materially reduce our sales, profitability or cash flows, or materially increase our liabilities.
Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. In 2014, 2013 and 2012, 53%, 59% and 56%, respectively, of our sales were made in international markets. Our future results could be harmed by a variety of factors, including:

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
International growth and expansion into markets such as China, Central and Eastern Europe, India, the Middle East and Latin America, may cause us difficulty due to greater regulatory barriers than in the United States, the necessity of adapting to new regulatory systems, problems related to entering new markets with different economic, social and political systems and conditions, and significant competition from the primary participants in these markets, some of which may have substantially greater resources than us. For example, in recent years we have increased significantly the proportion of our sales and operations in China, and we plan to continue to do so. In addition, unstable political conditions or civil unrest, including political instability in Eastern Europe, the Middle East or elsewhere, could negatively impact our order levels and sales in a region or our ability to collect receivables from customers or operate or execute projects in a region.
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
We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. A failure to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property may require expensive investment in protracted litigation and the investment of substantial management time and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. The patents in our patent portfolio are scheduled to expire between 2015 and 2034.
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
In addition, we are subject to regulations covering manufacturing practices, product labeling, advertising and adverse-event reporting that apply after we have obtained approval to sell a product. Many of our facilities’ procedures and those of our suppliers are subject to ongoing oversight, including periodic inspection by governmental authorities. Compliance with production, safety, quality control and quality assurance regulations is costly and time-consuming, and while we seek to be in full compliance, noncompliance could arise from time to time. If we fail to comply, our operations, financial condition and cash flows could be adversely affected, including through the imposition of fines, costly remediation or plant shutdowns, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval as a result of noncompliance.
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
Although it is our intention to avoid infringing or otherwise violating the intellectual property rights of others, third parties may nevertheless claim (and in the past have claimed) that our processes and products infringe their intellectual property and other rights. For example, our BioMedical business manufactures products for relatively broad consumer use, is actively marketing these products in multiple jurisdictions internationally and risks infringing upon technologies that may be protected in one or more of these international jurisdictions as the scope of our international marketing efforts expands. Our strategies of capitalizing on growing international demand as well as developing new innovative products across multiple business lines present similar infringement claim risks both internationally and in the United States as we expand the scope of our product offerings and markets. We compete with other companies for contracts in some small or specialized industries, which increases the risk that the other companies will develop overlapping technologies leading to an increased possibility that infringement claims will arise. Whether or not these claims have merit, we may be subject to costly and time-consuming legal proceedings, and this could divert our management’s attention from operating our businesses. In order to resolve such proceedings, we may need to obtain licenses from these third parties or substantially re-engineer or rename our products in order to avoid infringement. In addition, we might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer or rename our products successfully.
Additional liabilities related to taxes could adversely impact our financial results, financial condition and cash flow.
We are subject to tax and related obligations in the jurisdictions in which we operate or do business, including state, local, federal and foreign taxes. The taxing rules of the various jurisdictions in which we operate or do business often are complex and subject to varying interpretations. Tax authorities may challenge tax positions that we take or historically have taken, and may assess taxes where we have not made tax filings or may audit the tax filings we have made and assess additional taxes, as they have done from time to time in the past. Some of these assessments may be substantial, and also may involve the imposition of substantial penalties and interest. In addition, governments could impose new taxes on us in the future. The U.S. Internal Revenue Service is currently auditing our 2011 and 2012 federal tax returns. The payment of substantial additional taxes, penalties or interest resulting from tax assessments, or the imposition of any new taxes, could materially and adversely impact our results of operations, financial condition and cash flow.
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
Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of January 31, 2015, we had 5,407 employees, including 2,605 salaried, 502 bargaining unit hourly and 2,300 non-bargaining unit hourly employees. Employees represented by a union are subject to one collective bargaining agreement in the United States that expires in February 2018. We have experienced one work stoppage in 2007. Although we entered into a new labor agreement with our unionized employees at this facility effective February 3, 2013, if we are unable to enter into new, satisfactory labor agreements with our unionized employees when necessary in the future or other labor controversies or union organizing efforts arise, we could experience a significant disruption to our operations, lose business or experience an increase in our operating expenses, which could reduce our profit margins. Furthermore, increased U.S. federal regulation or significant modifications to existing labor regulations, could potentially increase our labor costs.
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
Certain U.S. hourly and salaried employees are covered by our defined benefit pension plan. The plan has been frozen since February 2006. As of December 31, 2014, the projected benefit obligation under our pension plan was approximately $62.1 million and the value of the assets of the plan was approximately $45.2 million, resulting in our pension plan being underfunded by approximately $16.9 million. We are also a participant in a multiemployer plan which is underfunded. Among other risks associated with multi-employer plans, contributions and unfunded obligations of the multi-employer plan are shared by the plan participants and we may inherit unfunded obligations if other plan participants withdraw from the plan or cease to participate. Additionally, if we elect to stop participating in the multi-employer plan, we may be required to pay amounts related to withdrawal liabilities associated with the underfunded status of the plan. If the performance of the assets in our pension plan or the multiemployer plan does not meet expectations or if other actuarial assumptions are modified, our required pension contributions for future years could be higher than we expect, which may negatively impact our results of operations, cash flows and financial condition.
We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.
The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.
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
Due to our significant foreign sales, our export activities are subject to regulation, including the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations. We believe we are in compliance with these regulations and maintain robust programs intended to maintain compliance. However, unintentional lapses in our compliance or uncertainties associated with changing regulatory requirements could result in future violations (or alleged violations) of these regulations. Any violations may subject us to government scrutiny, investigation and civil and criminal penalties and may limit our ability to export our products.
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
We are leveraged and have future debt service obligations. Our financial performance could be affected by our leverage. As of December 31, 2014, our total indebtedness was $254.9 million. In addition, at that date, under our senior secured revolving credit facility we had $34.0 million of letters of credit and bank guarantees outstanding and borrowing capacity of approximately $416.0 million. Through separate facilities, our foreign subsidiaries had $4.6 million in bank guarantees outstanding at December 31, 2014. While we had $103.7 million in cash at December 31, 2014, which we believe mitigates the risk related to our leverage, there is no assurance that we will continue to be profitable in the future or that we will not use our available cash in ways other than those that reduce our leverage or mitigate the risk related to our leverage. We may also incur additional indebtedness in the future. Our level of indebtedness could have important negative consequences, including:

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

•	future borrowings under our senior secured revolving credit facility have variable rates of interest, which could expose us to the risk of increased interest rates;

•	our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;

•	our debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt;

•	our customers may react adversely to our debt level and seek or develop alternative suppliers; and

•
our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured revolving credit facility or otherwise in an amount sufficient to permit us to pay the principal and interest on our indebtedness or fund our other liquidity needs. In addition, borrowings under our senior secured revolving credit facility bear interest at variable rates. If market interest rates increase, debt service on our variable-rate debt will rise, which would adversely affect our cash flow. We may be unable to refinance any of our debt, including our senior secured revolving credit facility or our 2.00% Convertible Senior Subordinated Notes due 2018, on commercially reasonable terms. See Item 7.

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
We may be able to incur substantial additional indebtedness in the future. The terms of our debt instruments do not fully prohibit us from doing so. Our senior secured revolving credit facility provides commitments of up to $450.0 million, approximately $416.0 million of which would have been available for future borrowings (after giving effect to letters of credit and bank guarantees outstanding) as of December 31, 2014. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments and Related Covenants.” We may also further increase the size of our senior secured revolving credit facility which includes an expansion option permitting us to add up to an aggregate of $200.0 million in additional borrowings, subject to certain conditions, or we could refinance with higher borrowing limits. If new debt is added to our current debt levels, the related risks that we now face could intensify.
The senior secured revolving credit facility contains a number of restrictive covenants which limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.
The senior secured revolving credit facility imposes, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in various circumstances limit or prohibit, among other things, our ability and the ability of our subsidiaries to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends based on our leverage ratio and make other distributions in respect of our capital stock;

•	redeem or buy back our capital stock based on our leverage ratio;

•	make certain investments or certain other restricted payments;

•	sell or transfer certain kinds of assets;

•	enter into certain types of transactions with affiliates; and

•	effect mergers or consolidations.
The senior secured revolving credit facility also requires us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.
The restrictions contained in the senior secured revolving credit facility could:

•	limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.
A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our senior secured revolving credit facility. If an event of default occurs under our senior secured revolving credit facility, which includes an event of default under the indenture governing our 2.00% Convertible Senior Subordinated Notes due 2018, the lenders could elect to:

•	declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable; or

•	require us to apply all of our available cash to repay the borrowings, either of which could result in an event of default under our convertible notes or prevent us from making payments on the convertible notes when due in 2018. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further financing.

If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing the senior secured revolving credit facility, which constitutes substantially all of our and our domestic wholly-owned subsidiaries’ assets.
Our 2.00% Convertible Senior Subordinated Notes due 2018 have certain fundamental change and conditional conversion features which, if triggered, may adversely affect our financial condition.
If a fundamental change occurs under our 2.00% Convertible Senior Subordinated Notes due 2018, the holders of the convertible notes may require us to purchase for cash any or all of the convertible notes. However, there can be no assurance that we will have sufficient funds at the time of the fundamental change to purchase all of the convertible notes delivered for purchase, and we may not be able to arrange necessary financing on acceptable terms, if at all. Likewise, if one of the conversion contingencies of our convertible notes is triggered, holders of convertible notes will be entitled to convert the convertible notes at any time during specified periods. For example, as a result of attaining specified market price triggers, the notes were convertible during several quarters in 2013, although no notes have been converted to date. If one or more holders elect to convert their convertible notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity.
We are subject to counterparty risk with respect to the convertible note hedge and capped call transactions associated with our 2.00% Convertible Senior Subordinated Notes due 2018.
The option counterparties for our convertible note hedging arrangements are financial institutions, and we will be subject to the risk that any or all of them might default under the convertible note hedge and capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Global economic conditions during the most recent economic downturn resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge and capped call transactions with that option counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
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
Our common stock has at times experienced substantial price volatility as a result of many factors, including the general volatility of stock market prices and volumes, changes in securities analysts’ estimates of our financial performance, variations between our actual and anticipated financial results, fluctuations in order or backlog levels, fluctuations in energy prices, or uncertainty about current global economic conditions. For these reasons, among others, the price of our stock may continue to fluctuate.

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
In addition, the terms of our 2.00% Convertible Senior Subordinated Notes may require us to purchase these convertible notes for cash in the event of a takeover of our Company. The indenture governing the convertible notes also prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the convertible notes. These and other provisions applicable to the convertible notes may have the effect of increasing the cost of acquiring us or otherwise discourage a third party from acquiring us.
The issuance of common stock upon conversion of our 2.00% Convertible Senior Subordinated Notes due 2018 could cause dilution to the interests of our existing stockholders.
As of December 31, 2014, we had $250.0 million aggregate principal amount of convertible notes outstanding. Prior to the close of business on the business day immediately preceding May 1, 2018, the convertible notes will be convertible only upon satisfaction of certain conditions. As a result of attaining specified market price triggers, the notes were convertible during several quarters in 2013, although no notes have been converted to date. Holders may convert their convertible notes at their option at any time after May 1, 2018. We will settle conversions of convertible notes by paying cash up to the aggregate principal amount of the convertible notes to be converted and paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. The number of shares issued could be significant and such an issuance could cause significant dilution to the interests of the existing stockholders.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
We occupy 44 facilities among the locations listed below totaling approximately 3.9 million square feet, with the majority devoted to manufacturing, assembly and storage. Of these facilities, approximately 2.6 million square feet are owned and 1.3 million square feet are occupied under operating leases. We lease approximately 32,800 square feet for our corporate office in Garfield Heights, Ohio. Our major owned facilities in the United States are subject to mortgages securing our senior secured revolving credit facility.
The following table summarizes certain information about facilities occupied by us as of January 31, 2015:

Location	Segment	Approximate Square Footage	Ownership	Use
Garfield Heights, Ohio	Corporate	32,800	Leased	Office
Luxembourg, Luxembourg	Corporate	1,200	Leased	Office
Aichi, Japan	BioMedical	8,900	Leased	Service
Amherst, New York	BioMedical	150,100	Leased/Owned	Manufacturing/Warehouse/Office
Chengdu, China	BioMedical	176,000	Owned	Manufacturing/Office
Denver, Colorado	BioMedical	23,800	Leased	Office/Warehouse
Lidcombe, Australia	BioMedical	2,400	Leased	Office/Warehouse
Padova, Italy	BioMedical	11,800	Leased	Service
San Diego, California	BioMedical	24,500	Leased	Manufacturing/Office
Tokyo, Japan	BioMedical	1,600	Leased	Office
Troy, New York	BioMedical	12,000	Leased	Manufacturing/Office
Wokingham, United Kingdom	BioMedical	7,200	Leased	Office/Warehouse/Service
Wuppertal, Germany	BioMedical	104,900	Leased	Office/Warehouse/Service
Burnsville, Minnesota	Distribution & Storage	5,600	Leased	Office
Decin, Czech Republic	Distribution & Storage	628,000	Owned	Manufacturing/Office
Goch, Germany	Distribution & Storage	258,000	Owned	Manufacturing/Office
Houston, Texas	Distribution & Storage/Energy & Chemicals	29,000	Owned	Office/Service
Kuala Lumpur, Malaysia	Distribution & Storage	300	Leased	Marketing & Sales/Office
McCarran, Nevada	Distribution & Storage	42,300	Owned	Service
Mumbai, India	Distribution & Storage	100	Leased	Office
Nanjing, China	Distribution & Storage	39,700	Leased/Owned	Manufacturing/Office
Owatonna, Minnesota	Distribution & Storage	141,000	Leased	Manufacturing/Office
Plaistow, New Hampshire	Distribution & Storage	2,600	Leased	Office
San Jose, California	Distribution & Storage	20,800	Leased	Manufacturing/Office
Solingen, Germany	Distribution & Storage	13,400	Leased	Manufacturing/Office/Service/Warehouse
Canton, Georgia	Distribution & Storage/BioMedical	241,300	Leased/Owned	Manufacturing/Office/Service
New Prague, Minnesota	Distribution & Storage/BioMedical	396,000	Leased/Owned	Manufacturing/Office/Service
Changzhou, China	Distribution & Storage	632,100	Leased/Owned	Manufacturing/Office
La Crosse, Wisconsin	Energy & Chemicals	296,000	Leased/Owned	Manufacturing/Office
New Iberia, Louisiana	Energy & Chemicals	108,700	Leased	Manufacturing
The Woodlands, Texas	Energy & Chemicals	33,400	Leased	Office
Tulsa, Oklahoma	Energy & Chemicals	222,800	Leased/Owned	Manufacturing/Office
Wolverhampton, United Kingdom	Energy & Chemicals	1,600	Leased	Office
Wuxi, China	Energy & Chemicals	200,000	Leased	Manufacturing/Office
In addition, we own a 110,000 square foot facility in Clarksville, Arkansas that is leased from the Company with a purchase option.

Regulatory Environment
We are subject to federal, state and local regulations relating to the discharge of materials into the environment, production and handling of hazardous and regulated materials, and the conduct and condition of our production facilities. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings or competitive position. We are not anticipating any material capital expenditures in 2015 that are directly related to regulatory compliance matters. We are also not aware of any pending or potential regulatory changes that would have a material adverse impact on our business.

Item 3.	Legal Proceedings
In November 2012, Chart Energy & Chemicals, Inc. (“CEC”), a subsidiary of the Company, filed a declaratory judgment action in the United States District Court for the Western District of Oklahoma (the “Federal Court”) seeking a judgment that certain claims for damages alleged by Enogex Holdings LLC, Enogex Gathering & Processing, LLC and affiliated companies with respect to a December 2010 fire at the Enogex natural gas processing plant in Cox City, Oklahoma were barred based on multiple defenses, including Oklahoma’s statute of repose. This action was precipitated by the receipt of a letter from Enogex alleging that CEC was responsible for damages in excess of $75 million with respect to the fire as a result of the alleged failure of CEC’s equipment that was a component of the unit involved in the fire. Subsequent to the filing of CEC’s declaratory judgment action, in December 2012, Enogex filed suit in the District Court of Tulsa County, State of Oklahoma (the “State Court”) against the Company, CEC and its predecessors, a former employee of a predecessor of CEC, as well as other entities and an individual not affiliated with the Company, formalizing the allegations and claims contained in the November demand letter. Each party filed one or more motions to dismiss the other’s lawsuit. Enogex’s motion to dismiss initially was denied by the Federal Court in February 2013, but Enogex moved for rehearing on its motion to dismiss, which the Federal Court granted on May 17, 2013 based on a lack of jurisdictional diversity. The Company’s and CEC’s motions to dismiss were denied by the State Court on April 10, 2013. Accordingly, litigation continues in the State Court, and Enogex has asserted damages of approximately $105 million, including investigation and repair costs and business interruption losses, some of which may be offset by Enogex’s saved costs and mitigation efforts. A trial is expected in late 2015 or early 2016. The Company continues to believe that the allegations against the Company, CEC and their affiliates lack merit. The Company believes that it, CEC and their affiliates have strong factual and legal defenses to Enogex’s claims and intends to vigorously assert such defenses. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable. Furthermore, the Company believes that its existing product liability insurance is adequate for potential losses associated with these claims. While the Company cannot predict with certainty the ultimate result of these proceedings, the Company does not believe that the final outcome of these proceedings will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
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
Item 4.    Mine Safety Disclosures

Not applicable.

Item 4A.	Executive Officers of the Registrant*
The name, age and positions of each Executive Officer of the Company as of February 1, 2015 are as follows:

Name	Age	Position
Samuel F. Thomas	63	Chairman, Chief Executive Officer and President
Michael F. Biehl	59	Executive Vice President and Chief Financial Officer
Matthew J. Klaben	45	Vice President, General Counsel and Secretary
Kenneth J. Webster	52	Vice President, Chief Accounting Officer and Controller
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

Michael F. Biehl has been our Executive Vice President since April 2006, served as our Chief Accounting Officer from October 2002 until March 2006, and has been our Chief Financial Officer since July 2001. Until December 16, 2008, Mr. Biehl was also Chart’s Treasurer and remained Treasurer from August 2010 through May 2014. Prior to joining us, Mr. Biehl served as Vice President, Finance and Treasurer at the former Oglebay Norton Company, an industrial minerals mining, processing and transportation company. Prior to joining Oglebay Norton in 1992, Mr. Biehl worked in the audit practice of Ernst & Young LLP in Cleveland, Ohio from 1978 to 1992.
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
Kenneth J. Webster is our Vice President, Chief Accounting Officer and Controller and has served in that capacity since May 2010. Prior to that, Mr. Webster was Chief Accounting Officer and Controller since March 2008. Mr. Webster joined the Company in July 2006 as the Company’s Director of Internal Audit. Prior to joining Chart, Mr. Webster served as Assistant Corporate Controller for International Steel Group, an integrated steel manufacturer, from March 2004 to April 2005, at which time International Steel Group was acquired by Mittal Steel USA, Inc. Following the acquisition, Mr. Webster continued to serve in his capacity as Assistant Corporate Controller for Mittal Steel USA, Inc. until July 2006. Before that, Mr. Webster served in various accounting and finance positions with Bethlehem Steel.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “GTLS.” The high and low sales prices for the shares of common stock for the periods indicated are set forth in the table below:

	High and Low Sales Price
	2014		2013
	High	Low	High	Low
First quarter	$95.99	$74.07	$83.69	$61.87
Second quarter	84.94	64.05	99.18	73.20
Third quarter	84.25	61.00	125.64	93.97
Fourth quarter	59.29	30.61	130.85	85.07
Year	95.99	30.61	130.85	61.87
As of February 1, 2015, there were 165 holders of record of our common stock. Since many holders hold shares in “street name,” we believe that there are a significantly larger number of beneficial owners of our common stock than the number of record holders.
We do not currently intend to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, for future operations, potential acquisitions and debt reduction. The amounts available to us to pay cash dividends are restricted by our senior secured revolving credit facility. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant.

Cumulative Total Return Comparison
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of Chart Industries, Inc. with the cumulative return of a hypothetical investment in each of the S&P SmallCap 600 Index and our Peer Group Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on December 31, 2009, including reinvestment of dividends, if any.

	December 31,
	2009	2010	2011	2012	2013	2014
Chart Industries, Inc.	$100.00	$204.48	$327.30	$403.69	$578.93	$207.02
S&P SmallCap 600 Index	100.00	126.31	127.59	148.42	209.74	221.81
Peer Group Index	100.00	138.60	136.02	174.22	223.40	207.59
The Company selects the peer companies that comprise the Peer Group Index solely on the basis of objective criteria.  These criteria result in an index composed of oil field equipment/service and other comparable industrial companies. The Peer Group Index includes the following companies: Acuity Brands, Inc., Barnes Group Inc., Circor International, Inc., Colfax Corp., Dresser-Rand Group Inc., Enpro Industries Inc., Ensco plc, Esco Technologies Inc., Graco Inc., Idex Corp., Nordson Corporation and Powell Industries Inc. In accordance with SEC rules, the Peer Group Index is represented in the graph above.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the fourth quarter of 2014, 337 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $17,200. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended December 31, 2014.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — 31, 2014	337	$51.13	—	$—
November 1 — 30, 2014	—	—	—	—
December 1 — 31, 2014	—	—	—	—
Total	337	$51.13	—	$—

Item 6.	Selected Financial Data
The following table sets forth selected historical consolidated financial information as of the dates and for each of the periods indicated. The Company selected historical financial consolidated data as of and for the years ended December 31, 2014, 2013 and 2012 are derived from our audited financial statements for such periods incorporated by reference into Item 8 of this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP. The Company selected historical financial consolidated data as of and for the years ended December 31, 2011 and 2010 are derived from our audited financial statements for such periods, which have been audited by Ernst & Young LLP, and which are not included in this Annual Report on Form 10-K.
You should read the following table together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K (all dollar amounts, except per share data, in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Income Data:
Sales	$1,192,952	$1,177,438	$1,014,152	$794,585	$555,455
Cost of sales (1)	835,098	825,715	708,989	549,139	390,156
Gross profit	357,854	351,723	305,163	245,446	165,299
Operating expenses (2) (3)	219,697	215,726	183,350	155,452	117,795
Operating income	138,157	135,997	121,813	89,994	47,504
Interest expense, net (including deferred financing costs amortization) (4)	18,023	17,581	17,209	27,754	19,259
Other (income) expense (5)	970	(242)	1,498	(734)	(253)
Other expense, net	18,993	17,339	18,707	27,020	19,006
Income before income taxes	119,164	118,658	103,106	62,974	28,498
Income tax expense, net	36,092	31,296	30,782	18,730	7,993
Net income	83,072	87,362	72,324	44,244	20,505
Noncontrolling interests, net of taxes	1,208	4,186	1,029	168	345
Net income attributable to Chart Industries, Inc.	$81,864	$83,176	$71,295	$44,076	$20,160
Earnings Per Share Data:
Basic earnings per share	$2.69	$2.75	$2.39	$1.51	$0.71
Diluted earnings per share	$2.67	$2.60	$2.36	$1.47	$0.69
Weighted-average shares — basic	30,384	30,209	29,786	29,165	28,534
Weighted-average shares — diluted	30,666	31,931	30,194	29,913	29,255
Cash Flow Data:
Cash provided by operating activities	$118,717	$59,663	$87,641	$81,658	$38,574
Cash used in investing activities	(72,485)	(74,981)	(224,347)	(59,672)	(64,215)
Cash (used in) provided by financing activities	(70,793)	8,107	17,441	67,711	(19,302)
Other Financial Data:
Depreciation and amortization (6)	$44,568	$41,695	$33,726	$32,298	$26,640

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$103,656	$137,345	$141,498	$256,861	$165,112
Working capital (7)	218,092	213,261	144,901	86,533	76,301
Goodwill	405,522	398,905	398,941	288,770	275,252
Identifiable intangible assets, net	153,666	172,142	189,463	140,553	145,500
Total assets	1,462,063	1,461,630	1,327,841	1,174,475	954,839
Long-term debt	204,099	64,688	252,021	223,224	218,425
Total debt	209,002	265,155	255,771	234,482	224,925
Chart Industries, Inc. shareholders’ equity	879,879	754,785	696,478	611,039	499,164
 _______________

(1)
Includes recovery of $5.0 million reducing cost of sales for the year ended December 31, 2014 from an escrow settlement for alleged breaches of representations and warranties relating to warranty costs (which are in excess of the settlement amount) for certain product lines acquired from AirSep Corporation (“AirSep”) in 2012.

(2)
Operating expenses include selling, general and administrative expenses, amortization expense, impairment of intangibles and loss on disposal of assets. Amortization expense related to intangible assets for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 was $17.9 million, $19.2 million, $14.8 million, $13.4 million and $11.0 million, respectively.

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

(5)
Includes gain on acquisition of business of $1.1 million associated with the acquisition of Covidien Japan Inc.’s liquid oxygen therapy business in April 2010 (Covidien Japan Acquisition) for year ended December 31, 2010.

(6)
Includes financing costs amortization for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 of $1.4 million, $1.3 million, $1.5 million, $4.4 million, and $3.1 million, respectively. For the year ended December 31, 2011, financing costs amortization included $3.0 million to write-off remaining deferred financing fees related to the redemption of the 9-1/8% Senior Subordinated Notes.

(7)
Working capital is defined as current assets excluding cash and cash equivalents minus current liabilities excluding short-term debt and current portion of long-term debt (including current convertible notes).

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
Overview
We are a leading diversified global manufacturer of highly engineered equipment for the industrial gas, energy and biomedical industries. The largest portion of end-use applications for our products is energy-related. Our equipment and engineered systems are primarily used for low-temperature and cryogenic applications utilizing our expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit).
Sales for the year ended December 31, 2014 were $1,193.0 million compared to sales of $1,177.4 million for the year ended December 31, 2013, reflecting an increase of $15.6 million, or 1.3%. This increase was mainly attributable to volume increases in small to mid-scale LNG and petrochemical projects within our Energy & Chemicals segment (“E&C”), offset by a decrease in sales of respiratory therapy products and commercial oxygen generation products within our BioMedical segment. Furthermore, within our Distribution & Storage segment (“D&S”), a shortfall in bulk industrial gas applications was mostly offset by improved volume related to LNG applications and packaged industrial gas applications. Gross profit for the year ended December 31, 2014 was $357.9 million, or 30.0% of sales, as compared to $351.7 million, or 29.9% of sales, for the year ended December 31, 2013. Gross profit increased and the related margin percentage increased slightly during the year mainly as a result of increased volume and favorable project change orders related to process systems within our E&C segment, partially offset by lower sales volume and higher warranty costs in our BioMedical segment. Operating income for the year ended December 31, 2014 was $138.2 million compared to $136.0 million for the year ended December 31, 2013.

The delay in LNG conversions, particularly in China during 2014, and the dramatic decline in oil prices have negatively impacted our stock price. Furthermore, the reduction in fourth quarter 2014 activity levels for LNG applications indicates a possible short-term softening of demand as a result of the decline in the price of oil. We remain encouraged by the long-term opportunities in low-cost small to mid-scale LNG liquefaction and larger multi-train LNG liquefaction. We continue to evaluate the impact of the decline in oil prices, but the full impact of the decline in the price of oil is difficult to assess given the recent market changes and assimilation of those impacts by our customers, making order timing challenging to predict. Accordingly, 2015 will present significant operational performance challenges for us, driven by lower oil prices and a stronger U.S. dollar.

Operating Results
The following table sets forth the percentage relationship that each line item in our consolidated statements of income represents to sales for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Sales	100.0%	100.0%	100.0%
Cost of sales (1)	70.0	70.1	69.9
Gross profit	30.0	29.9	30.1
Selling, general and administrative expense (2)	16.9	16.7	16.3
Amortization expense	1.5	1.6	1.5
Impairment of intangible assets	—	—	0.3
Operating income	11.6	11.6	12.0
Interest expense, net (3)	1.4	1.4	1.5
Amortization of deferred financing costs	0.1	0.1	0.2
Foreign currency loss (gain)	0.1	—	0.1
Income tax expense, net	3.0	2.7	3.0
Net income	7.0	7.4	7.1
Noncontrolling interests, net of taxes	0.1	0.4	0.1
Net income attributable to Chart Industries, Inc.	6.9	7.1	7.0
 _______________

(1)
Includes recovery of $5.0 million reducing cost of sales for the year ended December 31, 2014 from an escrow settlement for alleged breaches of representations and warranties relating to warranty costs (which are in excess of the settlement amount) for certain product lines acquired from AirSep Corporation (“AirSep”) in 2012.

(2)
Includes share-based compensation expense of $9.7 million, $10.0 million and $7.5 million, representing 0.8%, 0.8% and 0.7% of sales, for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)
Includes $10.7 million, $9.9 million and $9.1 million of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, representing 0.9%, 0.8% and 0.9% of sales, for the years ended December 31, 2014, 2013 and 2012, respectively.

Segment Information
Certain consolidated results for our operating segments are presented below (all dollar amounts in thousands). Further detailed information regarding our operating segments is presented in Note 18 of the consolidated financial statements included elsewhere in this report.

	Year Ended December 31,
	2014	2013	2012
Sales
Energy & Chemicals	$388,018	$318,510	$323,676
Distribution & Storage	578,806	592,616	475,576
BioMedical	226,128	266,312	214,900
Consolidated	$1,192,952	$1,177,438	$1,014,152
Gross Profit
Energy & Chemicals	$113,932	$89,125	$98,679
Distribution & Storage	162,191	168,505	137,044
BioMedical	81,731	94,093	69,440
Consolidated	$357,854	$351,723	$305,163
Gross Profit Margin
Energy & Chemicals	29.4%	28.0%	30.5%
Distribution & Storage	28.0%	28.4%	28.8%
BioMedical	36.1%	35.3%	32.3%
Consolidated	30.0%	29.9%	30.1%
SG&A Expenses
Energy & Chemicals	$31,776	$26,358	$30,434
Distribution & Storage	71,809	69,807	53,111
BioMedical	45,752	50,058	35,571
Corporate	52,415	50,273	46,372
Consolidated	$201,752	$196,496	$165,488
SG&A Expenses (% of Sales)
Energy & Chemicals	8.2%	8.3%	9.4%
Distribution & Storage	12.4%	11.8%	11.2%
BioMedical	20.2%	18.8%	16.6%
Consolidated	16.9%	16.7%	16.3%
Operating Income
Energy & Chemicals	$79,665	$59,671	$64,931
Distribution & Storage	85,213	93,560	79,175
BioMedical	25,694	33,039	24,079
Corporate	(52,415)	(50,273)	(46,372)
Consolidated	$138,157	$135,997	$121,813
Operating Margin
Energy & Chemicals	20.5%	18.7%	20.1%
Distribution & Storage	14.7%	15.8%	16.6%
BioMedical	11.4%	12.4%	11.2%
Consolidated	11.6%	11.6%	12.0%

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Sales
Sales for 2014 were $1,193.0 million compared to $1,177.4 million for 2013, reflecting an increase of $15.6 million, or 1.3%. E&C segment sales increased by $69.5 million, or 21.8%, compared to the prior year. This increase in E&C segment sales was primarily due to improved volume in process systems related to small to mid-scale LNG liquefaction and petrochemical applications. D&S segment sales decreased by $13.8 million, or 2.3%, compared to the prior year. This decrease in D&S segment sales was mainly attributable to a shortfall in bulk industrial gas applications, which was partially offset by improved volume related to LNG applications and packaged industrial gas applications. From a geographic standpoint, shortfalls in China across all product lines were offset by improved volume in the U.S. and Europe despite a decline in the value of the euro. BioMedical segment sales decreased by $40.1 million, or 15.1%, compared to the prior year. This decrease in BioMedical segment sales was mainly due to lower sales of respiratory therapy equipment in the U.S. driven by customer consolidation and inventory rationalization in addition to currency, competitive pricing and AirSep concentrator warranty issues, which continue to be remedied. Sales of commercial oxygen generation products were lower also as two large projects that accounted for approximately $10.5 million in 2013 sales did not recur in 2014. This decrease was partially offset by an increase in BioMedical segment life science products.
Gross Profit and Margin
Gross profit for 2014 was $357.9 million, or 30.0% of sales compared to $351.7 million, or 29.9% of sales, for 2013, which reflected an increase of $6.2 million, and the related margin percentage increased by 0.1 percentage points. E&C segment gross profit increased by $24.8 million and the related margin increased by 1.4 percentage points. The increase in gross profit and the related margin percentage for the E&C segment was primarily due to improved volume and favorable project change orders related to LNG applications. Gross profit for the D&S segment decreased by $6.3 million and margin decreased by 0.4 percentage points mainly due to lower volume in bulk industrial gas products and geographic mix. BioMedical segment gross profit decreased by $12.3 million while margin increased by 0.8 percentage points compared to the prior year. The decrease in BioMedical gross profit was primarily due to lower volume in respiratory therapy equipment and commercial oxygen generation products and higher warranty costs while the increase in the related margin percentage was mainly attributable to recovery from an escrow settlement, as discussed further below. During 2014, we experienced a higher rate of warranty claims in our BioMedical segment within the AirSep product lines. The increased claims and revisions to the estimated cost of warranty claims resulted in an adjustment to our estimated warranty reserve in the first quarter. This led to an increase in the BioMedical segment’s warranty expense as a percent of BioMedical segment sales to 3.8% for 2014 compared to 2.9% in the prior year. See the critical accounting policy disclosure for further information regarding the warranty accruals. We received $5.0 million in the fourth quarter of 2014 under an escrow settlement for alleged breaches of representations and warranties relating to warranty costs (which are in excess of the settlement amount) for certain product lines acquired from AirSep in 2012. We will continue to pursue additional potential recoveries from insurance under our representation and warranty coverage that exists from the acquisition.
Selling General &Administrative (“SG&A”) Expenses
SG&A expenses for 2014 were $201.8 million, or 16.9% of sales, compared to $196.5 million, or 16.7% of sales, for 2013; an increase of $5.3 million. SG&A expenses for the E&C segment increased by $5.4 million compared to the prior year mainly due to higher variable short-term incentive compensation and higher commissions. D&S segment SG&A expenses increased by $2.0 million compared to the prior year mainly due to higher employee-related costs, partially offset by lower commissions and a reduction in variable short-term incentive compensation driven by lower than expected performance. SG&A expenses for the BioMedical segment decreased by $4.3 million compared to the prior year primarily due to lower commissions, lower employee-related costs due to restructuring, and a reduction in variable short-term incentive compensation driven by lower than expected performance. Corporate SG&A expenses increased by $2.2 million compared to the prior year primarily due to higher employee-related costs, partially offset by a reduction in variable short-term incentive compensation driven by lower than expected performance.
Amortization Expense
Amortization expense for 2014 was $17.9 million, or 1.5% of sales compared to $19.2 million, or 1.6% of sales, for 2013.
Operating Income
As a result of the foregoing, operating income for 2014 was $138.2 million, or 11.6% of sales, an increase of $2.2 million compared to operating income of $136.0 million, or 11.6% of sales, for the same period in 2013.

Interest Expense, Net and Financing Costs Amortization
Net interest expense for 2014 and 2013 was $16.6 million and $16.3 million, respectively. Interest expense for 2014 included $5.0 million of 2.0% cash interest and $10.7 million of non-cash interest accretion expense related to the carrying value of the 2.0% Convertible Senior Subordinated Notes due 2018 (the “Convertible Notes”). For 2014 and 2013, financing costs amortization was $1.4 million and $1.3 million, respectively.
Foreign Currency Loss
For 2014, foreign currency losses were $1.0 million while foreign currency gains for 2013 were $0.2 million. Losses increased by $1.2 million during 2014 due to exchange rate volatility, especially with respect to the euro.
Income Tax Expense
Income tax expense of $36.1 million and $31.3 million for 2014 and 2013, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 30.3% and 26.4%, respectively. The increase in the effective tax rate for the year ended December 31, 2014 compared to the prior year was primarily due to a decrease in the mix of income earned by certain of the Company's foreign entities which are taxed at lower rates than the U.S. federal statutory rate, the reduction in total U.S. Research and Experimentation credits recognized in 2014, and non-deductible foreign exchange losses recognized by foreign subsidiaries using the U.S. dollar as their functional currency.
Net Income
As a result of the foregoing, net income attributable to the Company for 2014 and 2013 was $81.9 million and $83.2 million, respectively.
Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Sales
Sales for 2013 of $1,177.4 million increased by $163.2 million, or 16.1% over sales of $1,014.2 million in 2012. Improved volume in the D&S business segment as well as the impact from the AirSep acquisition in the BioMedical segment drove the overall sales increase. E&C segment sales for 2013 decreased by $5.2 million, or 1.6%. This decrease in E&C segment sales was primarily due to customer schedule changes that negatively impacted the timing of progress toward completion of large base-load LNG projects, as well as a decrease in sales from natural gas processing applications and LNG applications including air cooled heat exchangers due to weakness in the gas compression market partially offset by improved volume in our brazed aluminum heat exchanger product line. D&S segment sales for 2013 increased by $117.0 million, or 24.6%. The increase was mainly attributable to higher volume of sales related to LNG applications including fixed and mobile fuel stations and on-vehicle fuel tanks, especially in China. BioMedical segment sales for 2013 increased by $51.4 million, or 23.9%. Incremental sales related to the AirSep acquisition added $71.0 million to BioMedical segment sales during the period. Excluding incremental AirSep sales, BioMedical segment sales finished $19.6 million below the prior year sales mainly due to lower respiratory therapy sales resulting from weakness in the European market and the impact of Medicare competitive bidding in the United States.
Gross Profit and Margin
Gross profit for 2013 was $351.7 million, or 29.9% of sales compared to $305.2 million, or 30.1% of sales for 2012, reflecting an increase of $46.5 million while the margin decreased slightly by 0.2 percentage points. In 2013, E&C segment gross profit decreased by $9.6 million, and the related margin decreased 2.5 percentage points. The decrease in gross profit and the related margin percentage for the E&C segment was primarily in LNG applications due to large base-load LNG projects being completed at overall lower margins partially offset by improved gross profit and margin performance in our brazed aluminum heat exchanger product line. D&S segment gross profit increased by $31.5 million in 2013 and the related margin decreased slightly by 0.4 percentage points. The increase in gross profit was mainly due to higher volume in LNG applications from our China operations. BioMedical segment gross profit increased by $24.6 million and its related margin increased by 3.0 percentage points in 2013. The increase in gross profit was primarily due to higher volume contributed by AirSep, partially offset by $2.6 million to amortize the remaining portion of the write-up of AirSep’s inventory to fair value. The increase in the related margin percentage was mainly attributable to improved product mix and lower acquisition-related costs related to AirSep which impacted 2012 gross margin.
SG&A Expenses
SG&A expenses for 2013 of $196.5 million increased by $31.0 million to 16.7% of sales, compared to $165.5 million, or 16.3% of sales in 2012. In 2013, E&C segment SG&A expenses decreased by $4.1 million mainly due to lower employee-

related costs and lower expenses related to marketing and professional services. D&S segment SG&A expenses increased by $16.7 million in 2013 mainly due to increases in employee-related costs and sales commissions to support the growing LNG business, especially in China. In 2013, SG&A expenses for the BioMedical segment increased by $14.5 million mainly due to the AirSep acquisition, which incrementally added $11.7 million in SG&A expenses during the period, including $2.7 million in management retention expenses and severance costs. Additionally, 2012 included a favorable acquisition-related contingent consideration fair value adjustment of $4.6 million that reduced SG&A expense. Corporate SG&A expenses for 2013 increased by $3.9 million primarily due to higher share-based compensation expense.
Amortization Expense
Amortization expense for 2013 was $19.2 million, or 1.6% of sales, compared to $14.8 million, or 1.5% of sales, for 2012. The AirSep acquisition incrementally added $4.6 million of amortization expense related to intangible assets during the period.
Impairment of Intangible Assets
During the year ended December 31, 2012, the Company recorded an impairment charge of $3.1 million to reduce the carrying value of in-process research and development (“IPR&D”) indefinite-lived intangible assets to fair value, which was zero. The write-off of the fair value of the IPR&D indefinite-lived intangible assets was primarily caused by higher forecasted costs and project delays.
Operating Income
As a result of the foregoing, operating income for 2013 increased by $14.2 million to $136.0 million from $121.8 million in 2012.
Interest Expense, Net and Financing Costs Amortization
For the year ended December 31, 2013, net interest expense was $16.3 million compared to $15.7 million for the year ended December 31, 2012. Interest expense for the year ended December 31, 2013 included $5.0 million of 2.0% cash interest and $9.9 million of non-cash interest accretion expense related to the carrying value of the Company’s Convertible Notes. Financing costs amortization was $1.3 million and $1.5 million for the years ended December 31, 2013 and 2012, respectively.
Foreign Currency (Gain) Loss
Foreign currency gains were $0.2 million for the year ended December 31, 2013 while foreign currency losses were $1.5 million for the year ended December 31, 2012. The $1.7 million change was primarily attributable to exchange rate volatility, especially with respect to the euro, and settlements and mark-to market adjustments related to foreign currency forward contracts.
Income Tax Expense
Income tax expense of $31.3 million and $30.8 million for the years ended December 31, 2013 and 2012, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 26.4% and 29.9%, respectively. The decrease in the effective tax rate for the year ended December 31, 2013 compared to the prior year period was primarily due to an increase in the mix of income earned by certain of the Company’s foreign entities which are taxed at lower rates than the U.S. federal statutory rate and the positive effect of the 2012 U.S. Research and Experimentation credits recognized in 2013.
Net Income
As a result of the foregoing, net income for 2013 increased by $11.9 million to $83.2 million from $71.3 million in 2012 representing an increase of 16.7%.

Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Our backlog as of December 31, 2014, 2013 and 2012 was $640.1 million, $728.8 million and $617.4 million, respectively.
The table below represents orders (net of cancellations) and backlog by segment for the periods indicated (dollar amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Orders
Energy & Chemicals	$339,357	$294,921	$384,835
Distribution & Storage	558,555	719,589	531,227
BioMedical	218,125	256,073	208,439
Total	$1,116,037	$1,270,583	$1,124,501
Backlog
Energy & Chemicals	$294,204	$342,466	$365,470
Distribution & Storage	328,350	363,480	228,204
BioMedical	17,509	22,890	23,760
Total	$640,063	$728,836	$617,434
Orders and Backlog for the Year Ended and As of December 31, 2014 Compared to the Year Ended and As of December 31, 2013
Orders for 2014 were $1,116.0 million compared to $1,270.6 million for 2013, representing a decrease of $154.5 million, or 12.2%.
E&C segment orders were $339.4 million in 2014, an increase of $44.5 million compared to 2013. Significant E&C orders for 2014 included several small to mid-scale LNG liquefaction plants within LNG applications. Orders related to natural gas processing plants also increased during the year. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly year over year.
D&S segment orders for 2014 were $558.6 million compared to $719.6 million for 2013, a decrease of $161.0 million, or 22.4%. Approximately 28% of D&S backlog as of December 31, 2014 related to PetroChina. The decrease in D&S segment orders and backlog year over year was driven primarily by several factors. First, 2013 included two large orders for PetroChina in excess of $95 million, which did not recur in 2014. Excluding PetroChina, D&S segment orders were down approximately $61 million mainly within LNG applications, largely due to pending regulatory changes on certain product lines in China as well as the reduction in the price of diesel relative to natural gas in the U.S. In addition, backlog and orders in the fourth quarter 2014 were reduced by approximately $33 million to eliminate previously received orders, most of which were received prior to 2014 for applications in China, where circumstances indicated that the customer would not perform its obligations. As a result, both backlog and orders for the fourth quarter 2014 were reduced by approximately $33 million.
BioMedical segment orders for 2014 were $218.1 million compared to orders of $256.1 million for 2013. The $38.0 million decrease in BioMedical segment orders year over year was mainly attributable to reduced demand for respiratory therapy equipment driven largely by customer consolidation and inventory rationalization. In addition, competitive pricing and AirSep concentrator warranty issues, which continue to be remedied, had an impact on BioMedical segment orders.

Orders and Backlog for the Year Ended and As of December 31, 2013 Compared to the Year Ended and As of December 31, 2012
Orders for 2013 were $1,270.6 million compared to $1,124.5 million for 2012, representing an increase of $146.1 million, or 13.0%. E&C segment orders were $294.9 million in 2013, a decrease of $89.9 million compared to 2012. Significant E&C segment orders for 2013 included several LNG liquefiers and ethylene plant orders. Orders in 2012 included orders in excess of $150 million for two large LNG baseload project awards in Australia. D&S segment orders for 2013 were $719.6 million compared to $531.2 million for 2012, an increase of $188.4 million, or 35.5%. D&S segment order increases were driven by strong demand for LNG-related equipment including LNG fuel stations and vehicle tanks. Significant D&S segment awards included orders in excess of $95 million from PetroChina for LNG mobile and fixed fuel stations. BioMedical segment orders for 2013 were $256.1 million compared to orders of $208.4 million for 2012. Excluding orders incrementally added by the AirSep acquisition in the amount of $68.3 million, BioMedical segment orders were down year over year due largely to weakness in the European market and the impact of Medicare competitive bidding in the U.S.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company’s Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is the Company’s intention to settle any excess conversion value in shares of the Company’s common stock. However, the Company may elect to settle, at its discretion, any such excess value in cash, shares of the Company’s common stock or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of the Company’s common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share. At the end of the fourth quarter of 2014, events for early conversion were not met, and thus the Convertible Notes were not convertible as of, and for the fiscal quarter beginning January 1, 2015. There have been no conversions as of the date of this filing. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from cash balances or borrowings under its senior secured revolving credit facility.
Senior Secured Revolving Credit Facility: On October 29, 2014, the Company amended and extended its five-year $375.0 million senior secured credit facility (“Prior Credit Facility”) with a five-year $450.0 million senior secured revolving credit facility (the “SSRCF”) which matures on October 29, 2019. The SSRCF includes a $25.0 million sub-limit for the issuance of swingline loans and a $100.0 million sub-limit to be used for letters of credit. There is a foreign currency limit of $100.0 million under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100.0 million made by the Company’s wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited. The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200.0 million in term loans or revolving credit commitments from its lenders. Loans under the SSRCF bear interest at LIBOR or the Adjusted Base Rate as defined in the Debt and Credit Arrangements note (Note 6) to our consolidated financial statements included elsewhere in this report, plus a margin that varies with the Company’s leverage ratio. Significant financial covenants for the SSRCF include a leverage ratio and an interest ratio. The Company had $34.0 million in letters of credit and bank guarantees supported by the SSRCF, which had availability of $416.0 million, at December 31, 2014. The Company was in compliance with all covenants, including its financial covenants, at December 31, 2014.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving line with 50.0 million Chinese yuan (equivalent to $8.2 million) in borrowing capacity, a bonding/guarantee facility with up to 30.0 million Chinese yuan (equivalent to $4.9 million) in borrowing capacity, and an overdraft facility with 10.0 million Chinese yuan (equivalent to $1.6 million) in borrowing capacity. Any borrowings made by CCESC, CCDEC, Chengdu or Wuxi under the China Facilities are guaranteed by the Company. At December 31, 2014, there was 20.0 million Chinese yuan (equivalent to $3.3 million) outstanding under the revolving line, bearing interest at 5.9% on a weighted-average basis.
CCDEC maintains a credit facility with Bank of China whereby CCDEC may borrow up to 50.0 million Chinese yuan (equivalent to $8.2 million) for working capital purposes, and 30.0 million Chinese yuan (equivalent to $4.9 million) for non-

financing bank guarantee purposes. This credit facility is effective until August 7, 2015. At December 31, 2014, there was 10.0 million Chinese yuan (equivalent to $1.6 million) outstanding under this facility, bearing interest at 6.4%.
CCESC maintains a credit facility with Bank of China whereby CCESC may borrow up to 100.0 million Chinese yuan (equivalent to $16.3 million) for working capital purposes. This credit facility is effective until July 8, 2015. There were no borrowings under this facility as of December 31, 2014.
As of December 31, 2014, CCESC and Wuxi had 7.5 million Chinese yuan (equivalent to $1.2 million) and 1.8 million Chinese yuan (equivalent to $0.3 million) in bank guarantees, respectively.
Foreign Facilities – Europe: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $7.7 million). Both of the facilities allow Ferox to request bank guarantees and letters of credit. Neither of the facilities allows revolving credit borrowings. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit. Ferox’s land, buildings and accounts receivable secure the credit facilities. As of December 31, 2014, there were bank guarantees of 71.4 million Czech koruna (equivalent to $3.1 million) supported by the Ferox credit facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 million in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of December 31, 2014.
Our debt and related covenants are further described in Note 6 to our consolidated financial statements included elsewhere in this report.
Sources and Uses of Cash
Our foreign subsidiaries held cash of approximately $82.9 million and $97.1 million at December 31, 2014 and December 31, 2013, respectively, to meet their liquidity needs. No material restrictions exist in accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. We believe that our existing cash and cash equivalents, funds available under our SSRCF and cash provided by operations will be sufficient to finance our normal working capital needs, and investments in properties, facilities and equipment for the foreseeable future.
Years Ended December 31, 2014 and 2013
Our cash and cash equivalents totaled $103.7 million as of December 31, 2014, a decrease of $33.6 million from the balance at December 31, 2013. Cash provided by operating activities for the year ended December 31, 2014 was $118.7 million compared to cash provided by operating activities of $59.7 million for the year ended December 31, 2013. The increase of $59.0 million was primarily due to a decrease in accounts receivable largely driven by the E&C and BioMedical segments.
Cash used in investing activities was $72.5 million and $75.0 million for the year ended December 31, 2014 and 2013, respectively. Capital expenditures were $62.1 million for the year ended December 31, 2014, primarily for expansion projects in the E&C segment for additional brazed aluminum heat exchanger capacity and construction of a new D&S segment plant in China to increase our capacity for both LNG and industrial gas applications. Also during the year ended December 31, 2014, we used $11.9 million of cash (net of cash acquired) to fund the Wuxi acquisition.
Cash used in financing activities for the year ended December 31, 2014 was $70.8 million compared to $8.1 million of cash provided by financing activities for the year ended December 31, 2013, primarily as a result of higher net repayments on revolving credit facilities. During the year ended December 31, 2014, the Company made $2.8 million in scheduled quarterly principal payments related its Prior Credit Facility and used $65.6 million to pay down balances outstanding on the SSRCF. We also made $1.3 million in payments for debt issuance costs related to the SSRCF. We borrowed $88.8 million and repaid $87.2 million on our revolving credit facilities. Excess tax benefits from share-based compensation were $1.9 million. We received $0.8 million in proceeds from stock option exercises. We also used $3.4 million for the purchase of common stock which was surrendered to cover tax withholding elections. Other uses of cash during the year ended December 31, 2014 included a $0.7 million contingent consideration payment related to a prior BioMedical segment acquisition and a $1.2 million distribution to one of our joint venture noncontrolling interests.
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
Cash used in investing activities for the years ended December 31, 2013 and 2012 was $75.0 million and $224.3 million, respectively. The year ended December 31, 2012 included an investment of $182.5 million for the AirSep acquisition, whereas in 2013 we used $3.0 million in cash (net) to fund the acquisition of 80% of the shares of Nanjing Xinye Electric Engineering Co., Ltd. Capital expenditures for 2013 were $72.6 million compared with $43.7 million for 2012. Major capital expenditures for the year ended December 31, 2013 included capacity expansion projects in D&S and E&C in response to growth in the energy industry.
Cash provided by financing activities for the year ended December 31, 2013 was $8.1 million compared to $17.4 million for the year ended December 31, 2012. During the year ended December 31, 2013, the Company made $3.7 million in scheduled quarterly principal payments on the term loan portion of its Prior Credit Facility. Additionally, the Company borrowed $214.6 million and repaid $211.4 million from the revolving portion of its Prior Credit Facility and foreign facilities primarily to fund working capital needs. Excess tax benefits from share-based compensation were $6.7 million. The Company received $5.3 million in proceeds for stock option exercises which were offset by $2.0 million for the purchase of common stock which was surrendered to cover tax withholding elections. Finally, the company paid a $1.4 million distribution to one of its noncontrolling interests.
Cash Requirements
The Company does not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2015. Management anticipates the Company will be able to satisfy cash requirements for its ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We expect capital expenditures for 2015 to be in the range of $60.0 to $70.0 million, which will be deployed primarily within our D&S segment related to an ongoing capital expansion project to increase our capacity in China for both LNG and industrial gas applications.
In 2015, the Company is forecasting to use $5.0 million for scheduled interest payments on the Convertible Notes. In addition, we are forecasting to use approximately $28.0 to $33.0 million of cash to pay U.S. and foreign income taxes.
Contractual Obligations
Our known contractual obligations as of December 31, 2014 and cash requirements resulting from those obligations are as follows (all dollar amounts in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Gross debt (1)	$254,903	$4,903	$—	$250,000	$—
Long-term Convertible Notes interest	20,000	5,000	10,000	5,000	—
Operating leases	44,500	10,900	14,400	9,300	9,900
Purchase obligations (2)	754	754	—	—	—
Pension obligations (3)	2,300	—	400	1,900	—
Total contractual cash obligations	$322,457	$21,557	$24,800	$266,200	$9,900
 _______________

(1)	The $250,000 principal balance of the Convertible Notes will mature on August 1, 2018.

(2)	Purchase obligations represent orders for metals to be consumed in the normal course of business.

(3)	The planned funding of the pension obligations is based upon actuarial and management estimates taking into consideration the current status of the plan.
Not included in the table above are unrecognized tax benefits of $0.9 million at December 31, 2014 and a contingent consideration arrangement from a prior acquisition with a maximum potential payout of $2.3 million.

Our commercial commitments as of December 31, 2014, which include standby letters of credit and bank guarantees, represent potential cash requirements resulting from contingent events that require performance by us or our subsidiaries pursuant to funding commitments, and are as follows (all dollar amounts in thousands):

	Total	Expiring in 2015	Expiring in 2016 and beyond

Standby letters of credit	$20,119	$15,631	$4,488
Bank guarantees	18,554	4,216	14,338
Total commercial commitments	$38,673	$19,847	$18,826
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
Foreign Operations
During 2014, we had operations in Asia, Australia and Europe, which accounted for approximately 31% of consolidated sales and 33% of total assets at December 31, 2014. Functional currencies used by these operations include the U.S. dollar, Chinese yuan, the euro, the British pound and the Japanese yen. We are exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by our domestic operations in currencies other than the U.S. dollar. The majority of these functional currencies and the other currencies in which we record transactions are fairly stable, although we experienced variability in the current year as more fully discussed in Item 7A. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled us to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations or the volume of forward contracts changes.
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

Goodwill and Indefinite-Lived Intangible Assets.  We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, as of October 1 or whenever events or changes in circumstances indicate that an evaluation should be completed. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, a decline in stock price and market capitalization, adverse changes in the markets in which we operate, and a trend of negative or declining cash flows over multiple periods. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.
Goodwill is analyzed on a reporting unit basis. The reporting units are the same as our operating and reportable segments: Energy & Chemicals, Distribution & Storage and BioMedical. We first evaluate qualitative factors, such as macroeconomic conditions and our overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh these factors in totality in forming a conclusion of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount (the “Step 0 Test”). If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the first and second steps of the goodwill impairment test are not necessary. Otherwise, we would perform the first step of the two-step goodwill impairment test.
Alternatively, we may also bypass the Step 0 Test and proceed directly to the two-step goodwill impairment test. Under the first step (“Step 1”), we estimate the fair value of our reporting units by using income and market approaches to develop fair value estimates, which are weighted equally to arrive at a fair value estimate for each reporting unit. With respect to the income approach, a model has been developed to estimate the fair value of each reporting unit. This fair value model incorporates estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows. With respect to the market approach, a guideline company method is employed whereby pricing multiples are derived from companies with similar assets or businesses to estimate fair value of each reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, then goodwill is not impaired and no further testing is required. However, if the fair value of the reporting unit is less than its carrying amount, we perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any, to recognize. In order to assess the reasonableness of the calculated fair values of our reporting units, we also compare the sum of the reporting units’ fair values to our market capitalization and calculate an implied control premium (the excess of the sum of the reporting unit’s fair values over the market capitalization). We evaluate the control premium by comparing it to control premiums of recent comparable transactions. If the implied control premium is not reasonable in light of this assessment, we reevaluate our fair value estimates of the reporting units by adjusting the discount rates and other assumptions as necessary. Changes to these assumptions and estimates may result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill.
With respect to indefinite-lived intangible assets, we first evaluate relevant events and circumstances to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, in weighing all relevant events and circumstances in totality, we determine that it is not more likely than not that an indefinite-lived intangible asset is impaired, no further action is necessary. Otherwise, we would determine the fair value of indefinite-lived intangible assets and perform a quantitative impairment assessment by comparing the indefinite-lived intangible asset’s fair value to its carrying amount. We may bypass such a qualitative assessment and proceed directly to the quantitative assessment. We estimate the fair value of our indefinite-lived assets using the relief-from-royalty method within the income approach. Under this method, fair value is estimated by discounting the royalty savings as well as any tax benefits related to ownership to a present value.
As of October 1, 2014 (“annual assessment date”) and based on our Step 0 Test, we determined that it was not more likely than not that the fair value was less than the carrying amount of any reporting unit and, therefore, the two-step goodwill impairment test was not necessary. Furthermore, as of the annual assessment date, and based on our qualitative assessment, we determined that it was not more likely than not that the fair value of any indefinite-lived intangible asset was less than its carrying amount, therefore, no further action was necessary.
Subsequent to the annual assessment date, the market value of our common stock declined from a closing share price of $52.55 on October 1, 2014 to a closing price of $34.20 on December 31, 2014. Given the fourth quarter decline in our market capitalization, which we believe was largely driven by the dramatic decline in oil prices, and the resulting review of the financial performance of our reporting units, we determined that an interim impairment indicator existed for the BioMedical reporting unit. Both D&S and E&C reporting units continue to perform as expected, and any resulting cash flow analysis would yield a fair value well in excess of the carrying amount. Goodwill at December 31, 2014 is $405.5 million (attributed to the segments as follows: E&C $92.6 million; D&S $157.3 million; and BioMedical $155.6 million). For the BioMedical reporting unit, we performed quantitative assessments for both goodwill and certain indefinite-lived assets as of December 31, 2014. Based on the results of our Step 1 analysis, the excess fair value over the carrying amount of the BioMedical reporting unit was between approximately 10% and 30% depending on discount rate assumptions, and as such, we determined the goodwill as of December 31, 2014 was not impaired. Furthermore, we determined that the selected indefinite-lived assets were not impaired as of December 31, 2014.
Assuming no changes in key assumptions identified and projected results, we currently anticipate the future fair value of the BioMedical reporting unit to increase over time; however, future declines in the operating results of the reporting unit or our market capitalization could indicate a need to reevaluate the fair value of these businesses prior to the next annual assessment date and may ultimately result in an impairment to goodwill. We continue to monitor for any potential indicators of impairment.
At February 20, 2015, the closing share price of our common stock was $31.07, representing a decline from the $34.20 closing share price on December 31, 2014.
Pensions. We sponsor one defined benefit pension plan which has been frozen since February 2006. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation. We recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive (loss) income. Our funding policy is to contribute at least the minimum funding amounts required by law. We have chosen policies according to accounting guidance that allow the use of a calculated value of plan assets (which is further described below), which generally reduces the volatility of (income) expense from changes in pension liability discount rates and the performance of the pension plans’ assets.
A significant element in determining our pension expense in accordance with accounting guidance is the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets as of December 31, 2014 and 2013 was 7.25% and 7.25%, respectively. The expected return assumptions were developed using an averaging formula based upon the plans’ investment guidelines, mix of asset classes, historical returns of equities and bonds, and expected future returns. We believe our assumptions for expected future returns are reasonable. However, we cannot guarantee that we will achieve these returns in the future. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets that reduces pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future net periodic pension expense.
At the end of each year, we determine the rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency and the expected timing of benefit payments under the plan. At December 31, 2014, we determined this rate to be 3.75% as compared to 4.75% in 2013. Changes in discount rates over the past three years have not materially affected pension expense (income), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized over the expected future service of participants.
Assumptions as to mortality of the plan participants is a key estimate in measuring expected payments a participant may receive over their lifetime and therefore the amount of pension expense we will recognize. During 2014, the Society of Actuaries released a series of updated mortality tables resulting from recent studies conducted by them measuring mortality rates for various groups of individuals. The updated mortality tables reflect improved trends in longevity and therefore have the effect of increasing the estimate of benefits to be received by the plan participants. We adopted these updated mortality assumptions which contributed to the increased benefit obligation at December 31, 2014.
At December 31, 2014, our consolidated net pension liability recognized was $16.9 million, an increase of $9.2 million from December 31, 2013. This increase in the liability was largely due to a lower discount rate used on the interest cost for the projected benefit obligation as a result of lower interest rates and updated mortality rates. Employer contributions to the plan were $1.9 million and benefit payments were $1.9 million in fiscal 2014. We recognized approximately $0.4 million in net periodic pension income for the year ended December 31, 2014 and $0.8 million and $0.5 million of net periodic pension expense for the years ended December 31, 2013 and 2012, respectively. See Note 14 to our consolidated financial statements included elsewhere in this report for further information.
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

As a result of our BioMedical segment’s acquisition of AirSep in August 2012, we recorded a warranty reserve of $37.0 million in purchase accounting, which included a significant estimate of claims associated with one of its product lines. This product line had experienced a significantly higher than normal level of failures of compressors and other components. To calculate the reserve associated with this product line, we isolated the warranty issues of the specific units which were being returned at significantly higher rates than normal. The entire population of these units was excluded from the typical warranty accrual process and the reserve was estimated by considering the identified population less units already returned, to estimate potential units that will be returned. These expected future claims were multiplied by the estimated cost to repair the unit in order to establish the warranty reserve associated with this product line. We have experienced and expect a significant number of claims as this product line runs through its warranty period. Usage of the acquired warranty reserve occurs as this product line progresses through its warranty period (expected completion in 2016). We have made various product improvements, revisions to the warranty claim process and a reduction in repair costs since the 2012 acquisition to mitigate the costs associated with this issue. Usage of the acquired warranty reserve has exceeded warranty expense since the acquisition. We do not expect our ongoing warranty expense to be as significant based on revisions to the product line as well as our process to satisfy the warranty claims.
Due to the uncertainty and potential volatility of these warranty estimates, changes in assumptions including expected warranty claims and costs to satisfy those claims or specifically identified issues could materially affect our financial position and net income in future periods.
Revenue Recognition — Long-Term Contracts.  We recognize revenue and gross profit as work on certain long-term contracts progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses toward completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes will result in the reversal of previously recognized revenue and profits. When estimates indicate a loss is expected to be incurred under a contract, cost of sales is charged with a provision for such loss immediately. As work progresses under a loss contract, revenue and cost of sales continue to be recognized in equal amounts, and the excess of costs over revenues is charged to the contract loss reserve. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion. Pre-contract costs relate primarily to salaries and benefits incurred to support the selling effort and, accordingly, are expensed as incurred. Certain contracts include incentive-fee arrangements clearly defined in the agreement and are not recognized until earned. The percentage of completion method of accounting is primarily used in the E&C segment, although it is used on certain contracts in our D&S and BioMedical segments.
Share-based Employee Compensation.  We measure share-based compensation expense for share-based payments to employees and directors, including grants of employee stock options, restricted stock and restricted stock units, performance units, and leveraged restricted share units based on the grant-date fair value. The fair value of stock options is calculated using the Black-Scholes pricing model and is recognized on an accelerated basis over the vesting period. The grant-date fair value calculation under the Black-Scholes pricing model requires the use of variables such as exercise term of the option, future volatility, dividend yield and risk-free interest rate. The fair value of restricted stock and restricted stock units is based on our market price on the date of grant and is generally recognized on an accelerated basis over the vesting period. The fair value of performance units is based on our market price on the date of grant and pre-determined performance conditions as determined by the Compensation Committee of the Board of Directors and is recognized on straight-line basis over the performance measurement period based on the probability that the performance conditions will be achieved. We reassess the vesting probability of performance units each reporting period and adjust share-based compensation expense based on our probability assessment. The fair value of leveraged restricted share units is based on market conditions and calculated using a Monte Carlo simulation model and is recognized straight-line over the vesting period. Share-based compensation expense for all awards considers estimated forfeitures.
Recently Issued Accounting Standard
Refer to the Significant Accounting Policies note (Note 2) to our consolidated financial statements included elsewhere in this report for disclosure regarding a recently issued accounting standard.

Forward-Looking Statements
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:
•the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the loss of, or a significant reduction or delay in purchases by, our largest customers;

•	fluctuations in energy prices;

•	the potential for negative developments in the natural gas industry related to hydraulic fracturing;

•	competition in our markets;

•	governmental energy policies could change, or expected changes could fail to materialize;

•	our ability to successfully manage our planned operational expansions;

•	degradation of our backlog as a result of modification or termination of orders;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	economic downturns and deteriorating financial conditions;

•	the impairment of our goodwill or other intangible assets;

•	our ability to manage our fixed-price contract exposure;

•	our reliance on the availability of key supplies and services;

•	changes in government health care regulations and reimbursement policies;

•	litigation and disputes involving us, including the extent of product liability, warranty, contract, employment, intellectual property and environmental claims asserted against us;

•	general economic, political, business and market risks associated with our global operations;

•	our warranty reserves may not adequately cover our warranty obligations;

•	the loss of key employees;

•	fluctuations in foreign currency exchange rates and interest rates;

•	financial distress of third parties;

•	our ability to control our costs while maintaining customer relationships and core business resources;

•	our ability to protect our intellectual property and know-how;

•	United States Food and Drug Administration and comparable foreign regulation of our products;

•	the pricing and availability of raw materials;

•	technological security threats and our reliance on information systems;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	claims that our products or processes infringe intellectual property rights of others;

•	additional liabilities related to taxes;

•	our ability to continue our technical innovation in our product lines;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	increased government regulation;

•	the underfunded status of our pension plan;

•	the risk of potential violations of the Foreign Corrupt Practices Act;

•	disruptions in our operations due to severe weather;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	risks associated with our indebtedness, leverage and liquidity;

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
In the normal course of business, the Company’s operations are exposed to fluctuations in interest rates and foreign currency values that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.
Interest Rate Risk: The Company’s primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. As of December 31, 2014, there were no borrowings outstanding under the SSRCF. Based on zero borrowings at year-end, as well as historical borrowing practice under the SSRCF, the Company believes that interest rate exposure is not a material risk to the Company.
Foreign Currency Exchange Rate Risk: The Company operates in the United States, Asia, Australia and Europe, creating exposure to foreign currency exchange fluctuations in the normal course of business which can impact our financial position, results of operations, cash flow and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income. Translation exposure is primarily with the euro, the Chinese yuan, and the Japanese yen. During the course of the fiscal year, the euro, the Chinese yuan and the Japanese yen decreased in relation to the U.S. dollar by 13%, less than 1%, and 13%, respectively.
Chart’s primary transaction exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the Norwegian krone, the Canadian dollar and the Chinese yuan. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of income as a component of foreign currency loss (gain). The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At December 31, 2014, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s outstanding foreign exchange forward contracts.
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
The Company also entered into separate warrant transactions with the Option Counterparties initially relating to the number of shares of the Company’s common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the price per share of the Company’s common stock exceeds the strike price of the warrants unless the Company elects, subject to certain conditions, to settle the warrants in cash. The cap price of the capped call transactions and the strike price of the warrant transactions was initially $84.96 per share. Further information is located in Note 6 to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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
Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting is set forth on page F-1 of this Annual Report on Form 10-K and incorporated herein by reference. Management used the updated Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform the evaluation.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is set forth in Item 8. “Financial Statements and Supplementary Data,” on page F-3 under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

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
Information required by this item as to the Directors of the Company appearing under the caption “Election of Directors” in the Company’s 2015 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 is set forth in the 2015 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” which information is incorporated herein by reference. Information required by Items 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is set forth in the 2015 Proxy Statement under the headings “Information Regarding Meetings and Committees of the Board of Directors,” “Code of Ethical Business Conduct and Officer Code of Ethics” and “Stockholder Communications with the Board,” which information is incorporated herein by reference.
The Charters of the Audit Committee, Compensation Committee and Nominations and Corporate Governance Committee and the Corporate Governance Guidelines, Officer Code of Ethics and Code of Ethical Business Conduct are available free of charge on the Company’s website at www.chartindustries.com and in print to any stockholder who requests a copy. Requests for copies should be directed to Secretary, Chart Industries, Inc., One Infinity Corporate Centre Drive, Suite 300, Garfield Heights, Ohio 44125. The Company intends to disclose any amendments to the Code of Ethical Business Conduct or Officer Code of Ethics, and any waiver of the Code of Ethical Business Conduct or Officer Code of Ethics granted to any Director or Executive Officer of the Company, on the Company’s website.

Item 11.	Executive Compensation
The information required by Item 402 of Regulation S-K is set forth in the 2015 Proxy Statement under the heading “Executive and Director Compensation,” which information is incorporated herein by reference. The information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K is set forth in the 2015 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth in the 2015 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth in the 2015 Proxy Statement under the headings “Related Party Transactions” and “Director Independence,” which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item is set forth in the 2015 Proxy Statement under the heading “Principal Accounting Fees and Services,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this 2014 Annual Report on Form 10-K:
1. Financial Statements.  The following consolidated financial statements of the Company and its subsidiaries and the reports of the Company’s independent registered public accounting firm are incorporated by reference in Item 8:
Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
2. Financial Statement Schedules.  The following additional information should be read in conjunction with the consolidated financial statements:
Schedule II Valuation and Qualifying Accounts for the Years Ended December 31, 2014, 2013 and 2012
All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
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
Date: February 24, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title

/S/ SAMUEL F. THOMAS	Chairman, Chief Executive Officer, President and a Director
Samuel F. Thomas

/S/ MICHAEL F. BIEHL	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Michael F. Biehl

/S/ KENNETH J. WEBSTER	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Kenneth J. Webster

/S/ W. DOUGLAS BROWN	Director
W. Douglas Brown

/S/ RICHARD E. GOODRICH	Director
Richard E. Goodrich

/S/ TERRENCE J. KEATING	Director
Terrence J. Keating

/S/ STEVEN W. KRABLIN	Director
Steven W. Krablin

/S/ MICHAEL W. PRESS	Director
Michael W. Press

/S/ ELIZABETH G. SPOMER	Director
Elizabeth G. Spomer

/S/ THOMAS L. WILLIAMS	Director
Thomas L. Williams
Date: February 24, 2015

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
Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”).
Based on this assessment, management has determined that the Company’s internal control over financial reporting is effective as of December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

/S/ SAMUEL F. THOMAS	/S/ MICHAEL F. BIEHL
Samuel F. Thomas	Michael F. Biehl
Chairman, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Chart Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chart Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Cleveland, Ohio
February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Chart Industries, Inc. and Subsidiaries

We have audited Chart Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Chart Industries, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chart Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chart Industries, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Cleveland, Ohio
February 24, 2015

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$103,656	$137,345
Accounts receivable, less allowances of $6,475 and $5,654	178,613	224,114
Inventories, net	215,725	213,004
Unbilled contract revenue	58,645	31,976
Prepaid expenses	15,708	12,257
Deferred income taxes	17,248	14,675
Other current assets	15,009	16,072
Total Current Assets	604,604	649,443
Property, plant and equipment, net	257,645	224,205
Goodwill	405,522	398,905
Identifiable intangible assets, net	153,666	172,142
Other assets	40,626	16,935
TOTAL ASSETS	$1,462,063	$1,461,630
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$114,252	$101,805
Customer advances and billings in excess of contract revenue	82,158	102,048
Accrued salaries, wages and benefits	35,655	39,961
Current portion of warranty reserve	14,325	19,567
Short-term debt	4,903	3,280
Current convertible notes	—	193,437
Current portion of long-term debt	—	3,750
Other current liabilities	36,466	35,456
Total Current Liabilities	287,759	499,304
Long-term debt	204,099	64,688
Long-term deferred tax liabilities	46,888	47,716
Long-term portion of warranty reserve	9,921	14,260
Accrued pension liabilities	16,920	7,719
Other long-term liabilities	9,396	9,360
Total Liabilities	574,983	643,047

Convertible notes conversion feature	—	56,563
Equity
Common stock, par value $.01 per share — 150,000,000 shares authorized, as of December 31, 2014 and 2013, respectively; 30,482,252 and 30,378,502 shares issued and outstanding at December 31, 2014 and 2013, respectively	305	304
Additional paid-in capital	377,209	311,972
Retained earnings	511,051	429,187
Accumulated other comprehensive (loss) income	(8,686)	13,322
Total Chart Industries, Inc. Shareholders’ Equity	879,879	754,785
Noncontrolling interests	7,201	7,235
Total Equity	887,080	762,020
TOTAL LIABILITIES AND EQUITY	$1,462,063	$1,461,630
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Sales	$1,192,952	$1,177,438	$1,014,152
Cost of sales	835,098	825,715	708,989
Gross profit	357,854	351,723	305,163
Selling, general and administrative expenses	201,752	196,496	165,488
Amortization expense	17,945	19,230	14,792
Impairment of intangible assets	—	—	3,070
Operating expenses, net	219,697	215,726	183,350
Operating income	138,157	135,997	121,813
Other expenses (income):
Interest expense, net	16,631	16,275	15,679
Financing costs amortization	1,392	1,306	1,530
Foreign currency loss (gain)	970	(242)	1,498
Other expenses, net	18,993	17,339	18,707
Income before income taxes	119,164	118,658	103,106
Income tax expense (benefit):
Current	36,340	32,903	35,300
Deferred	(248)	(1,607)	(4,518)
Income tax expense, net	36,092	31,296	30,782
Net income	83,072	87,362	72,324
Noncontrolling interests, net of taxes	1,208	4,186	1,029
Net income attributable to Chart Industries, Inc.	$81,864	$83,176	$71,295
Net income attributable to Chart Industries, Inc. per common share:
Basic	$2.69	$2.75	$2.39
Diluted	$2.67	$2.60	$2.36
Weighted-average number of common shares outstanding:
Basic	30,384	30,209	29,786
Diluted	30,666	31,931	30,194
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$83,072	$87,362	$72,324
Other comprehensive income (loss):
Foreign currency translation adjustments	(14,653)	4,362	1,575
Defined benefit pension plan:
Actuarial (loss) gain on remeasurement	(11,884)	10,380	(5,597)
Amortization of prior service cost included in net periodic pension (income) expense	320	1,348	974
Defined benefit pension plan	(11,564)	11,728	(4,623)
Other comprehensive (loss) income, before tax	(26,217)	16,090	(3,048)
Income tax (expense) benefit related to defined benefit pension plan	4,173	(4,265)	1,699
Other comprehensive (loss) income, net of taxes	(22,044)	11,825	(1,349)
Comprehensive income	61,028	99,187	70,975
Less: comprehensive income attributable to noncontrolling interests, net of taxes	(1,172)	(4,330)	(1,032)
Comprehensive income attributable to Chart Industries, Inc.	$59,856	$94,857	$69,943
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$83,072	$87,362	$72,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,176	40,389	32,196
Interest accretion of convertible notes discount	10,662	9,854	9,109
Financing costs amortization	1,392	1,306	1,530
Employee share-based compensation expense	9,420	9,989	7,461
Impairment of intangible assets	—	—	3,070
Unrealized foreign currency transaction (gain) loss	(1,606)	(3,388)	96
Deferred income tax benefit	(248)	(1,607)	(4,518)
Reversal of contingent consideration liability	—	—	(4,620)
Other non-cash operating activities	(170)	4,514	6,165
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	43,079	(69,287)	3,422
Inventory	(8,150)	(12,679)	(15,777)
Unbilled contract revenues and other assets	(51,467)	(10,875)	(7,465)
Accounts payable and other liabilities	11,660	(5,259)	2,936
Deferred income taxes	(3,690)	(793)	663
Customer advances and billings in excess of contract revenue	(18,413)	10,137	(18,951)
Net Cash Provided By Operating Activities	118,717	59,663	87,641
INVESTING ACTIVITIES
Capital expenditures	(62,135)	(72,585)	(43,685)
Proceeds from sale of assets	1,593	569	2,073
Acquisition of businesses, net of cash acquired	(11,943)	(2,965)	(182,450)
Other investing activities	—	—	(285)
Net Cash Used In Investing Activities	(72,485)	(74,981)	(224,347)
FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	21,375
Borrowings on revolving credit facilities	88,819	214,623	73,012
Repayments on revolving credit facilities	(87,162)	(211,403)	(77,770)
Payments on long-term debt	(68,437)	(3,750)	(4,438)
Payments for debt issuance costs	(1,321)	—	(1,445)
Payment of contingent consideration	(741)	—	(1,300)
Proceeds from exercise of stock options	763	5,335	3,519
Excess tax benefit from exercise of stock options	1,859	6,673	8,972
Common stock repurchases	(3,367)	(2,002)	(4,484)
Dividend distribution to noncontrolling interest	(1,206)	(1,369)	—
Net Cash (Used In) Provided By Financing Activities	(70,793)	8,107	17,441
Effect of exchange rate changes on cash	(9,128)	3,058	3,902
Net decrease in cash and cash equivalents	(33,689)	(4,153)	(115,363)
Cash and cash equivalents at beginning of period	137,345	141,498	256,861
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$103,656	$137,345	$141,498

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and shares in thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
	Shares Outstanding	Amount		Retained Earnings			Total Equity
Balance at January 1, 2012	29,613	$296	$333,034	$274,716	$2,993	$2,512	$613,551
Net income	—	—	—	71,295	—	1,029	72,324
Other comprehensive (loss) income	—	—	—	—	(1,352)	3	(1,349)
Share-based compensation expense	—	—	7,461	—	—	—	7,461
Common stock issued from share-based compensation plans	499	5	3,515	—	—	—	3,520
Excess tax benefit from exercise of stock options	—	—	8,972	—	—	—	8,972
Common stock repurchases	(70)	(1)	(4,484)	—	—	—	(4,485)
Other	—	—	28	—	—	(239)	(211)
Balance at December 31, 2012	30,042	300	348,526	346,011	1,641	3,305	699,783
Net income	—	—	—	83,176	—	4,186	87,362
Other comprehensive income	—	—	—	—	11,681	144	11,825
Share-based compensation expense	—	—	9,989	—	—	—	9,989
Common stock issued from share-based compensation plans	367	4	5,335	—	—	—	5,339
Excess tax benefit from exercise of stock options	—	—	6,673	—	—	—	6,673
Common stock repurchases	(30)	—	(2,002)	—	—	—	(2,002)
Convertible notes conversion feature	—	—	(56,563)	—	—	—	(56,563)
Acquisition of business, noncontrolling interest	—	—	—	—	—	969	969
Dividend distribution to noncontrolling interest	—	—	—	—	—	(1,369)	(1,369)
Other	—	—	14	—	—	—	14
Balance at December 31, 2013	30,379	304	311,972	429,187	13,322	7,235	762,020
Net income	—	—	—	81,864	—	1,208	83,072
Other comprehensive loss	—	—	—	—	(22,008)	(36)	(22,044)
Share-based compensation expense	—	—	9,420	—	—	—	9,420
Common stock issued from share-based compensation plans	141	1	762	—	—	—	763
Excess tax benefit from exercise of stock options	—	—	1,859	—	—	—	1,859
Common stock repurchases	(38)	—	(3,367)	—	—	—	(3,367)
Convertible notes conversion feature	—	—	56,563	—	—	—	56,563
Dividend distribution to noncontrolling interest	—	—	—	—	—	(1,206)	(1,206)
Balance at December 31, 2014	30,482	$305	$377,209	$511,051	$(8,686)	$7,201	$887,080
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share amounts)

NOTE 1 — Nature of Operations and Principles of Consolidation
Nature of Operations:  Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart” or “we”), is a leading diversified global manufacturer of highly engineered equipment for the industrial gas, energy, and biomedical industries. Chart’s equipment and engineered systems are primarily used for low-temperature and cryogenic applications utilizing our expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit). The Company has domestic operations located across the United States, including principal executive offices located in Ohio, and an international presence in Asia, Australia and Europe.
Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
Reclassifications:  Certain product sales information as reported in 2013 was reclassified to conform to the 2014 presentation within Note 18.
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
Long-lived Assets: The Company monitors its property, plant and equipment, and finite-lived intangible assets for impairment indicators on an ongoing basis. If impairment indicators exist, the Company performs the required analysis and records impairment charges if applicable. In conducting its analysis, the Company compares the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal forecasts as well as assumptions related to discount rates.

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
With respect to goodwill, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The reporting units are the same as our operating segments, which are also the reportable segments: Energy & Chemicals (“E&C”), Distribution & Storage (“D&S”), and BioMedical. Alternatively, the Company may also bypass such a qualitative assessment and proceed directly to the goodwill test utilizing a two-step approach. Under the qualitative assessment, the Company first evaluates relevant events and circumstances, such as macroeconomic conditions and the Company’s overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company then evaluates how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weighs these factors in totality in forming a conclusion whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the first and second steps of the goodwill impairment test are not necessary. Otherwise, the Company would perform the first step of the two-step goodwill impairment test. If the carrying amount of the reporting unit goodwill exceeds its fair value, further analysis is performed to measure the amount of impairment loss, if any.
Similar to the qualitative goodwill impairment testing screen, the Company may first evaluate relevant events and circumstances to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Alternatively, the Company also may bypass such a qualitative assessment and proceed directly to the quantitative assessment. If, in weighing all relevant events and circumstances in totality, the Company determines that it is not more likely than not that an indefinite-lived intangible asset is impaired, no further action is necessary. Otherwise, the Company would determine the fair value of indefinite-lived intangible assets and perform a quantitative impairment assessment by comparing the indefinite-lived asset’s fair value to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess.
The Company estimates the fair value of its reporting units by using income and market approaches to develop fair value estimates, which are weighted equally to arrive at a fair value estimate for each reporting unit. With respect to the income approach, a model has been developed to estimate the fair value of each reporting unit. This fair value model incorporates estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable rates to use to discount such cash flows. With respect to the market approach, a guideline company method is employed whereby pricing multiples are derived from companies with similar assets or businesses to estimate fair value of each reporting unit. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill. The Company estimates the fair value of its indefinite-lived assets using the relief-from-royalty method within the income approach. Under this method, fair value is estimated by discounting the royalty savings as well as any tax benefits related to ownership to a present value.
Convertible Debt: The Company determined that the embedded conversion feature within the Company’s 2.0% Convertible Senior Subordinated Notes due 2018 (the “Convertible Notes”) was clearly and closely related to the Company’s common stock and therefore exempt from separate accounting treatment. Convertible Notes exempt from derivative accounting are recognized by bifurcating the principal balance into a liability component and an equity component where the fair value of the liability component is estimated by calculating the present value of its cash flows discounted at an interest rate that the Company would have received for similar debt instruments that have no conversion rights (the “straight-debt rate”), and the equity component is the residual amount, net of tax, which creates a discount on the Convertible Notes. The Company recognizes non-cash interest accretion expense related to the carrying amount of the Convertible Notes which is accreted back to its principal amount over the expected life of the debt, which is also the stated life of the debt.
Financial Instruments:  The fair values of cash equivalents, accounts receivable, accounts payable and short-term bank debt approximate their carrying amount because of the short maturity of these instruments.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

To minimize credit risk from trade receivables, the Company reviews the financial condition of potential customers in relation to established credit requirements before sales credit is extended and monitors the financial condition of customers to help ensure timely collections and to minimize losses. Additionally, for certain domestic and foreign customers, particularly in the E&C segment, the Company requires advance payments, letters of credit, bankers’ acceptances and other such guarantees of payment. Certain customers also require the Company to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition of placing the order.
Derivative Financial Instruments:  The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency risk that exists as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument. The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the U.S. dollar, the euro, the Japanese yen, the Czech koruna, the Australian dollar, the Norwegian krone, the Canadian dollar and the Chinese yuan. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Foreign currency forward contracts are measured at fair value and recorded on the consolidated balance sheets as other current liabilities or assets. Changes in their fair value are recorded in the consolidated statements of income as foreign currency gains or losses. The Company’s foreign currency forward contracts are not exchange traded instruments and, accordingly, the valuation is performed using Level 2 inputs as defined in Note 10. Gains or losses on settled or expired contracts are recorded in the consolidated statements of income as foreign currency gains or losses.
Product Warranties:  The Company provides product warranties with varying terms and durations for the majority of its products. The Company estimates product warranty costs and accrues for these costs as products are sold with a charge to cost of sales. Factors considered in estimating warranty costs include historical and projected warranty claims, historical and projected cost-per-claim and knowledge of specific product issues that are outside of typical experience. Warranty accruals are evaluated and adjusted as necessary based on actual claims experience and changes in future claim and cost estimates.
As a result of the BioMedical segment’s acquisition of AirSep Corporation (“AirSep”) in August 2012, the Company recorded a warranty reserve of $37,033 in purchase accounting, which included a significant estimate of claims associated with one of its product lines. This product line has experienced a significantly higher than normal level of failures of compressors and other components. To calculate the reserve associated with this product line, the Company isolated the warranty issues of the specific units which were being returned at significantly higher rates than normal. The entire population of these units was excluded from the typical warranty accrual process and the reserve was estimated by considering the identified population less units already returned, to estimate potential units that will be returned. These expected future claims were multiplied by the estimated cost to repair the unit in order to establish the warranty reserve associated with this product line. The Company has experienced and expects a significant number of claims as this product line runs through its warranty period. Usage of the acquired warranty reserve occurs as this product line progresses through its warranty period (expected completion in 2016). The Company has made various product improvements, revisions to the warranty claim process and a reduction in repair costs since the 2012 acquisition to mitigate the costs associated with this issue. Usage of the acquired warranty reserve has exceeded warranty expense since the acquisition.
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
Selling, General and Administrative (“SG&A”) Expenses: SG&A expenses include selling, marketing, customer service, product management, design engineering, and other administrative expenses not directly supporting the manufacturing process as well as depreciation and amortization expense associated with non-manufacturing assets. In addition, SG&A expenses include corporate operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, risk management and share-based compensation expense.
Shipping and Handling Costs:  Amounts billed to customers for shipping are classified as sales, and the related costs are classified as cost of sales on the consolidated statements of income. Shipping revenue of $8,855, $12,213 and $10,111 for the years ended December 31, 2014, 2013 and 2012, respectively, are included in sales. Shipping costs of $15,913, $15,927, and $13,344 for the years ended December 31, 2014, 2013 and 2012, respectively, are included in cost of sales.
Advertising Costs:  The Company incurred advertising costs of $3,914, $4,515 and $4,828 for the years ended December 31, 2014, 2013 and 2012, respectively. Such costs are expensed as incurred and included in SG&A expenses on the consolidated statements of income.
Research and Development Costs:  The Company incurred research and development costs of $15,588, $14,941 and $14,398 for the years ended December 31, 2014, 2013 and 2012, respectively. Such costs are expensed as incurred and included in SG&A expenses on the consolidated statements of income.
Foreign Currency Translation:  The functional currency for the majority of the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for asset and liability accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income (loss) in the consolidated statements of comprehensive income. Remeasurement from local to functional currencies is included in cost of goods sold or foreign currency loss (gain) on the consolidated statements of income. Gains or losses resulting from foreign currency transactions are charged to operations as incurred.
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
Share-based Compensation:  The Company measures share-based compensation expense for share-based payments to employees and directors, including grants of employee stock options, restricted stock and restricted stock units, performance units, and leveraged restricted share units based on the grant-date fair value. The fair value of stock options is calculated using the Black-Scholes pricing model and is recognized on an accelerated basis over the vesting period. The grant-date fair value calculation under the Black-Scholes pricing model requires the use of variables such as exercise term of the option, future

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

volatility, dividend yield and risk-free interest rate. The fair value of restricted stock and restricted stock units is based on the Company’s market price on the date of grant and is generally recognized on an accelerated basis over the vesting period. The fair value of performance units is based on the Company’s market price on the date of grant and pre-determined performance conditions as determined by the Compensation Committee of the Board of Directors and is recognized on straight-line basis over the performance measurement period based on the probability that the performance conditions will be achieved. The Company reassesses the vesting probability of performance units each reporting period and adjusts share-based compensation expense based on the Company’s probability assessment. The fair value of leveraged restricted share units is based on market conditions and calculated using a Monte Carlo simulation model and is recognized straight-line over the vesting period. Share-based compensation expense for all awards considers estimated forfeitures.
During the year, the Company may repurchase shares of common stock from equity plan participants to satisfy tax withholding obligations relating to the vesting or payment of equity awards. All such repurchased shares are subsequently retired during the period in which they occur.
Recently Issued Accounting Standard: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The amendment requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The ASU allows either full retrospective or modified retrospective adoption. Early adoption is not permitted. The Company is currently assessing the transition method and effect that the ASU will have on the Company’s financial position, results of operations and cash flows and disclosures.
NOTE 3 — Inventories
The following table summarizes the components of inventory:

	December 31,
	2014	2013
Raw materials and supplies	$94,437	$93,014
Work in process	35,631	42,996
Finished goods	85,657	76,994
Total inventories, net	$215,725	$213,004
The allowance for excess and obsolete inventory balance at December 31, 2014 and 2013 was $5,233 and $6,556, respectively.
NOTE 4 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment:

		December 31,
Classification	Estimated Useful Life	2014	2013
Land and buildings	20-35 years	$161,986	$139,962
Machinery and equipment	3-12 years	165,379	124,023
Computer equipment, furniture and fixtures	3-7 years	34,866	24,659
Construction in process		23,626	37,249
Total property, plant and equipment, gross		385,857	325,893
Less: Accumulated depreciation		(128,212)	(101,688)
Total property, plant and equipment, net		$257,645	$224,205
Depreciation expense was $25,231, $21,159 and $17,404 for the years ended December 31, 2014, 2013 and 2012, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 5 — Goodwill and Intangible Assets
As of October 1, 2014 (“annual assessment date”) and based on the Company’s qualitative impairment tests, the Company determined that that it was not more likely than not that the fair value was less than the carrying amount of any reporting unit and, therefore, the two-step goodwill impairment test was not necessary. Furthermore, as of the annual assessment date, and based on the Company’s qualitative assessment, the Company determined that it was not more likely than not that the fair value of each indefinite-lived intangible asset was less than its carrying amount and, therefore, no further action was necessary.
Subsequent to the annual assessment date, the market value of the Company’s common stock declined from a closing share price of $52.55 on October 1, 2014 to a closing share price of $34.20 on December 31, 2014. Given the fourth quarter decline in the Company’s market capitalization, which we believe was largely driven by the dramatic decline in oil prices, and the resulting review of the financial performance of the reporting units, the Company determined that an interim impairment indicator existed for the BioMedical reporting unit. Both the D&S and E&C reporting units continue to perform as expected, and any resulting cash flow analysis would yield a fair value well in excess of the carrying amount. For the BioMedical reporting unit, the Company performed quantitative assessments for both goodwill and certain indefinite-lived assets as of December 31, 2014. Based on the results of the Step 1 analysis, the excess fair value over the carrying amount of the BioMedical reporting unit was between approximately 10% and 30% depending on discount rate assumptions, and as such, the Company determined the goodwill as of December 31, 2014 was not impaired. Furthermore, we determined that the selected indefinite-lived assets were not impaired as of December 31, 2014.
Goodwill
The following table represents the changes in goodwill:

	December 31,
	2014	2013
Beginning balance	$398,905	$398,941
Foreign currency translation adjustments and other	(2,676)	(344)
Goodwill acquired during the year	9,293	308
Ending balance	$405,522	$398,905
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill)(1):

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	$35,933	$(6,979)	$43,133	$(11,776)
Patents	7,809	(6,213)	7,904	(5,397)
Trademarks and trade names	8,981	(6,206)	9,244	(4,525)
Non-compete agreements	421	(88)	—	—
Customer relations	157,533	(85,187)	159,143	(73,460)
Total finite-lived intangible assets	$210,677	$(104,673)	$219,424	$(95,158)
Indefinite-lived intangible assets:
Trademarks and trade names	$47,662		$47,876
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Amortization expense for intangible assets subject to amortization was $17,945, $19,230 and $14,792 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company estimates amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2015	$16,200
2016	14,300
2017	13,400
2018	12,700
2019	12,500
The Company recorded an impairment loss of $3,070 during 2012 resulting in the elimination of in-process research & development (“IPR&D”) indefinite-lived intangible assets related to a prior BioMedical segment acquisition. Higher forecasted costs and project delays represented impairment indicators requiring the Company to re-evaluate the fair value of the IPR&D indefinite-lived intangible assets. The Company conducted an impairment test based on the multi-period excess earnings valuation method which determines fair value based on the present value of the prospective net cash flow attributable to the intangible asset (Level 3 in the fair value hierarchy).  The Company determined that the fair value of the IPR&D indefinite-lived intangible assets was zero and impaired the intangible assets by a value equal to their carrying amount.
NOTE 6 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table shows the components of the Company’s borrowings:

	December 31,
	2014	2013
Convertible notes, due August 2018, effective interest rate of 7.9%	$204,099	$193,437
Term loan, average interest rate of 2.54%	—	68,438
Foreign facilities	4,903	3,280
Total debt	209,002	265,155
Less: current maturities (1)	(4,903)	(200,467)
Long-term debt	$204,099	$64,688
_______________

(1)	Current maturities included $193,437 current convertible notes at December 31, 2013.
Convertible Notes
The outstanding aggregate principal amount of the Company’s Convertible Notes is $250,000. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance was 7.9%.
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
Upon issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885, which was recorded as long-term debt, and an equity component of $79,115, which was initially recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represented the Company’s interest rate for similar debt instruments at that time without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. At December 31, 2014 and 2013, the carrying amount of the liability component was $204,099 and $193,437, respectively, and the unamortized debt discount of the Convertible Notes was $45,901 and $56,563, respectively.
For the years ended December 31, 2014, 2013 and 2012, interest expense for the Convertible Notes was $15,662, $14,854 and $14,109, respectively, which included $10,662, $9,854 and $9,109 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $5,000 of 2.0% cash interest in each year. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277, with $2,303 recorded as a reduction in additional paid-in-capital. The remaining balance of $4,974 is being amortized over the term of the Convertible Notes. Total expense associated with the amortization of these debt issuance costs was $711 in each of the years ended December 31, 2014, 2013 and 2012.
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
The conversion rate on the Convertible Notes will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following the occurrence of a make-whole fundamental

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

change, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes prior to maturity. If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to purchase the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. For purposes of calculating earnings per share, if the average market price of the Company’s common stock exceeds the applicable conversion price during the periods reported, as was the case at December 31, 2013, shares contingently issuable under the Convertible Notes will have a dilutive effect with respect to the Company’s common stock.
The Company reassesses the convertibility of the Convertible Notes and the related balance sheet classification on a quarterly basis. As of December 31, 2013, the notes were convertible, thus, the liability component of the Convertible Notes was classified as a current liability and the equity component was classified as temporary equity in the consolidated balance sheet. As of December 31, 2014, the notes were not convertible, thus, the liability component of the Convertible Notes was classified as long-term debt and the equity component was classified as permanent equity in the consolidated balance sheet. At January 1, 2015, the Convertible Notes were not convertible. There have been no conversions as of the date of this filing.
Senior Secured Revolving Credit Facility
On October 29, 2014, the Company amended and extended its five-year $375,000 senior secured credit facility (“Prior Credit Facility”) with a five-year $450,000 senior secured revolving credit facility (“SSRCF”) which matures on October 29, 2019. The SSRCF includes a $25,000 sub-limit for the issuance of swingline loans and a $100,000 sub-limit to be used for letters of credit. There is a foreign currency limit of $100,000 under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100,000 made by the Company’s wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited (“Chart Asia”). The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200,000 in term loans or revolving credit commitments from its lenders.
Debt issuance costs associated with the SSRCF were $1,365 of which $1,321 are being amortized over the five-year term of the SSRCF in accordance with loan modification guidance. In addition, $1,392 in unamortized debt issuance costs associated with the Prior Credit Facility are being amortized over the five year term of the SSRCF. For the year ended December 31, 2014, financing costs amortization associated with the SSRCF and Prior Credit Facility was $586, and for the year ended December 31, 2013 and 2012, financing costs amortization associated with the Prior Credit Facility was $595 and $587, respectively.
Revolving loans under the SSRCF bear interest, at the applicable Borrower’s election, at either LIBOR or the greatest of (a) the JPMorgan prime rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1% or (c) the Adjusted LIBOR Rate (as defined in the SSRCF) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1% (the “Adjusted Base Rate”), plus a margin that varies with the Company’s leverage ratio. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.40% of the unused Revolver balance and a letter of credit participation fee equal to the daily aggregate letter of credit exposure at the rate per annum equal to the Applicable Margin for Eurocurrency Revolving Facility Borrowings (ranging from 1.5% to 2.75%, depending on the leverage ratio calculated at each fiscal quarter end). A fronting fee must be paid on each letter of credit that is issued equal to 0.125% per annum of the stated dollar amount of the letter of credit.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the Convertible Notes outstanding six months prior to the maturity date of the Convertible Notes and when holders of the Convertible Notes have the option to require the Company to repurchase the Convertible Notes, a maximum leverage ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0. The required leverage ratio can be relaxed on up to two occasions, upon notification to the lenders, to 3.75 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100,000 or greater. The SSRCF contains a number of other customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At December 31, 2014, the Company was in compliance with all covenants.
At December 31, 2014, availability under the SSRCF was $415,959, which considers $34,041 in letters of credit issued. The obligations under the SSRCF are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the SSRCF) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving line with 50.0 million Chinese yuan (equivalent to $8,171) in borrowing capacity, a bonding/guarantee facility with up to 30.0 million Chinese yuan (equivalent to $4,903) in borrowing capacity, and an overdraft facility with 10.0 million Chinese yuan (equivalent to $1,634) in borrowing capacity. Any borrowings made by CCESC, CCDEC, Chengdu or Wuxi under the China Facilities are guaranteed by the Company. At December 31, 2014, there was 20.0 million Chinese yuan (equivalent to $3,269) outstanding under the revolving line, bearing interest at 5.9% on a weighted-average basis.
CCDEC maintains a credit facility with Bank of China whereby CCDEC may borrow up to 50.0 million Chinese yuan (equivalent to $8,171) for working capital purposes, and 30.0 million Chinese yuan (equivalent to $4,903) for non-financing bank guarantee purposes. This credit facility is effective until August 7, 2015. At December 31, 2014, there was 10.0 million Chinese yuan (equivalent to $1,634) outstanding under this facility, bearing interest at 6.4%.
CCESC maintains a credit facility with Bank of China whereby CCESC may borrow up to 100.0 million Chinese yuan (equivalent to $16,343) for working capital purposes. This credit facility is effective until July 8, 2015. There were no borrowings under this facility as of December 31, 2014.
As of December 31, 2014, CCESC and Wuxi had 7.5 million Chinese yuan (equivalent to $1,220) and 1.8 million Chinese yuan (equivalent to $286) in bank guarantees, respectively.
Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $7,661). Both of the facilities allow Ferox to request bank guarantees and letters of credit. Neither of the facilities allows revolving credit borrowings. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit. Ferox’s land, buildings and accounts receivable secure the credit facilities. As of December 31, 2014, there were bank guarantees of 71.4 million Czech koruna (equivalent to $3,126) supported by the Ferox credit facilities.
Chart Luxembourg maintains an overdraft facility with $5,000 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of December 31, 2014.
Scheduled Annual Maturities
The scheduled annual maturities of long-term debt at December 31, 2014, are as follows:

Year	Amount
2015	$4,903
2018	250,000
Total	$254,903

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Cash paid for interest during the years ended December 31, 2014, 2013 and 2012 was $6,838, $7,233 and $6,604, respectively.
Fair Value Disclosures
The fair value of the Convertible Notes was approximately 95% of their par value as of December 31, 2014 and approximately 154% of their par value as of December 31, 2013. The Convertible Notes are actively quoted instruments and, accordingly, the fair value of the Convertible Notes was determined using Level 1 inputs as defined in Note 10.
The term loan portion of the Company’s Prior Credit Facility (“Term Loan”) was transferred to the revolver under the SSRCF and subsequently paid off in the fourth quarter of 2014. As of December 31, 2013, the fair value of the Term Loan was estimated based on the present value of the underlying cash flows discounted using market interest rates. Under this method, the fair value of the Term Loan approximated its carrying amount as of December 31, 2013. The fair value of the Company’s Term Loan was determined using Level 2 inputs as defined in Note 10.
NOTE 7 — Financial Instruments and Derivative Financial Instruments
Concentrations of Credit Risks:  The Company sells its products to gas producers, distributors and end-users across the industrial gas, hydrocarbon, chemical processing and medical industries in countries all over the world. Approximately 53%, 59% and 56% of sales were to foreign countries in 2014, 2013 and 2012, respectively. No single customer exceeded ten percent of consolidated sales in 2014, 2013 and 2012. Sales to the Company’s top ten customers accounted for 34%, 37% and 38% of consolidated sales in 2014, 2013 and 2012, respectively. The Company’s sales to particular customers fluctuate from period to period, but the large industrial gas producer and distributor customers of the Company tend to be a consistently large source of revenue for the Company.
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
The changes in fair value with respect to the Company’s foreign currency forward contracts generated a net gain of $2,670 for the year ended December 31, 2014 and net losses of $2,940 and $780 for the years ended December 2013 and 2012, respectively.
NOTE 8 — Product Warranties
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
The following table represents changes in the Company’s consolidated warranty reserve:

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$33,827	$44,486	$13,181
Warranty expense	14,463	17,486	12,494
Warranty usage	(24,044)	(28,359)	(18,222)
Acquired warranty reserves	—	214	37,033
Ending balance	$24,246	$33,827	$44,486

Warranty expense for 2014 does not include the impact of the Company’s recovery of $5,003 during 2014 from an escrow settlement relating to excess warranty costs for certain product lines acquired from AirSep in 2012.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 9 — Business Combinations
Wuxi Acquisition
On May 27, 2014, Chart Asia finalized the acquisition of 100% of the equity of Wuxi Zhongbo Gas and Air Equipment Manufacturing Co. Ltd., which changed its name to Chart Energy & Chemicals Wuxi Co., Ltd., for an aggregate cash purchase price of 73.3 million Chinese yuan (equivalent to $11,943), net of cash acquired. The fair value of the net assets acquired and goodwill at the date of acquisition was 15.6 million Chinese yuan and 57.7 million Chinese yuan, respectively. Wuxi, located in Wuxi, Jiangsu Province, China, designs, manufactures and sells low-pressure brazed aluminum heat exchangers. In addition, cold box fabrication operations were relocated from Changzhou, China to the Wuxi facility. Wuxi’s results are included in the Company’s E&C segment as of the date of acquisition.
Xinye Acquisition
On June 8, 2013, Chart Asia acquired 80% of the shares of Nanjing Xinye Electric Engineering Co., Ltd. (“Xinye”) for an aggregate cash purchase price of 18.3 million Chinese yuan (equivalent to $2,965), net of cash acquired. The remaining 20% was retained by one of the original shareholders. The fair value of the net assets acquired and goodwill at the date of acquisition was 16.4 million Chinese yuan and 1.9 million Chinese yuan, respectively. Xinye, located in Nanjing, Jiangsu Province, China, designs, manufactures and sells control systems and dispensers for liquefied natural gas, compressed natural gas, and industrial gas applications. It also engages in the design and production of integrated circuit card systems and remote monitoring systems for natural gas mobile equipment. Xinye provides the Company localized dispensing and control technology and increases the Company’s penetration into the high growth natural gas markets in Asia. Xinye’s results are included in the Company’s D&S segment.
AirSep Acquisition
On August 30, 2012, the Company acquired 100% of the equity interests of AirSep Corporation for an aggregate cash purchase price of $182,450 (including approximately $2,800 in acquisition-related tax benefits acquired and $10,000 of debt which was retired upon completion of the acquisition). AirSep, located in Amherst, New York, designs, manufactures, sells and services stationary, transportable and portable oxygen concentrators and self-contained generators, standard generators, and packaged systems for industrial and medical oxygen generating systems. AirSep’s results are included in the Company’s BioMedical segment.
The fair value of the net assets acquired and goodwill at the date of acquisition was $72,687 and $109,763, respectively. The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed, and the related income tax impact of the acquisition adjustments. The acquisition was made and goodwill was established due to the benefits expected to be derived from the expansion of the oxygen concentrator business in the U.S., Europe and Asia, and the growth potential for the Company’s commercial oxygen generation systems business.
The Company recorded a warranty reserve of $37,033 in purchase accounting, which included a significant estimate of claims associated with one of AirSep’s product lines as described further in the Significant Accounting Policies note. Usage of the acquired warranty reserve occurs as this product line progresses through its warranty period (expected completion in 2016) and as such has exceeded warranty expense since the acquisition.
AirSep’s identifiable intangible assets mainly include customer relationships and technology and are also comprised of product names, trademarks and trade names.
Incremental sales and operating income related to the AirSep acquisition were $71,043 and $3,195, respectively, in the year ended December 31, 2013, the latter of which included $2,638 in cost of goods sold to amortize the remaining portion of the write-up of inventory to fair value, $4,570 of intangible assets amortization expense and $2,726 in management retention expenses and severance costs.
For the period August 31, 2012 through December 31, 2012, AirSep added $40,317 to sales. For the same period, the acquisition of AirSep reduced operating income by $4,026 which included $3,270 recorded in cost of goods sold to amortize a portion of the write-up of inventory to fair value, $2,285 of intangible assets amortization expense and $1,111 in management retention expenses. For the year ended December 31, 2012, the Company recognized $1,164 of AirSep acquisition related costs which are included in the consolidated statements of income in selling, general and administrative expenses.
Pro-forma information related to these acquisitions has not been presented because the impact on the Company’s consolidated results of operations is not material.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Contingent Consideration
The estimated fair value of total contingent consideration relating to a prior acquisition was valued using a discounted cash flow approach, which includes assumptions for the probabilities of achieving gross sales targets and the discount rate applied to the projected payments. The valuation is performed using Level 3 inputs as defined in Note 10. Changes in fair value of contingent consideration are recorded as selling, general and administrative expenses in the consolidated statements of income.
Potential payments may be paid between January 1, 2015 and March 31, 2016 based on the attainment of certain revenue targets. The remaining maximum potential payout related to total contingent consideration is $2,259.
The changes in the Company’s contingent consideration liabilities are summarized below:

	Distribution & Storage	BioMedical	Total
Balance at January 1, 2012	$841	$6,226	$7,067
Increase (decrease) in fair value of contingent consideration liabilities	459	(4,236)	(3,777)
Payment of contingent consideration	(1,300)	—	(1,300)
Balance at December 31, 2012	—	1,990	1,990
Increase in fair value of contingent consideration liabilities	—	299	299
Balance at December 31, 2013	—	2,289	2,289
Decrease in fair value of contingent consideration liabilities	—	(474)	(474)
Payment of contingent consideration	—	(741)	(741)
Balance at December 31, 2014	$—	$1,074	$1,074

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 10 — Fair Value Measurements
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
Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company’s consolidated balance sheets are as follows:

	December 31, 2014
	Total	Level 2	Level 3
Foreign currency forward contracts	$49	$49	$—
Contingent consideration liabilities	1,074	—	1,074
Total financial liabilities	$1,123	$49	$1,074

	December 31, 2013
	Total	Level 2	Level 3
Foreign currency forward contracts	$13	$13	$—
Total financial assets	$13	$13	$—

Foreign currency forward contracts	$394	$394	$—
Contingent consideration liabilities	2,289	—	2,289
Total financial liabilities	$2,683	$394	$2,289
Refer to Note 7 for further information regarding foreign currency forward contracts and Note 9 for further information regarding contingent consideration liabilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 11 — Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income are as follows:

	December 31, 2014
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Beginning Balance	$18,425	$(5,103)	$13,322
Other comprehensive loss before reclassifications, net of taxes of $4,289	(14,617)	(7,595)	(22,212)
Amounts reclassified from accumulated other comprehensive income, net of taxes of $116 (1)	—	204	204
Net current-period other comprehensive loss, net of taxes	(14,617)	(7,391)	(22,008)
Ending Balance	$3,808	$(12,494)	$(8,686)

	December 31, 2013
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Beginning Balance	$14,207	$(12,566)	$1,641
Other comprehensive income before reclassifications, net of taxes of $3,769	4,218	6,611	10,829
Amounts reclassified from accumulated other comprehensive income, net of taxes of $496 (1)	—	852	852
Net current-period other comprehensive income, net of taxes	4,218	7,463	11,681
Ending Balance	$18,425	$(5,103)	$13,322
_______________

(1)
Amounts reclassified from accumulated other comprehensive (loss) income were expensed and included in cost of sales ($124 and $530 for the years ended December 31, 2014 and 2013, respectively) and selling, general and administrative expenses ($196 and $818 for the years ended December 31, 2014 and 2013, respectively) in the consolidated statements of income.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 12 — Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Year Ended December 31,
	2014	2013	2012
Net income attributable to Chart Industries, Inc.	$81,864	$83,176	$71,295
Net income attributable to Chart Industries, Inc. per common share:
Basic	$2.69	$2.75	$2.39
Diluted	$2.67	$2.60	$2.36

Weighted average number of common shares outstanding — basic	30,384	30,209	29,786
Incremental shares issuable upon assumed conversion and exercise of share-based awards	282	411	408
Incremental shares issuable due to dilutive effect of the Convertible Notes	—	974	—
Incremental shares issuable due to dilutive effect of warrants	—	337	—
Weighted average number of common shares outstanding — diluted	30,666	31,931	30,194
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Year Ended December 31,
	2014	2013	2012
Share-based awards	48	1	109
Convertible note hedge and capped call transactions (1)	—	948	—
Warrants	3,368	—	3,368
Total anti-dilutive securities	3,416	949	3,477
_______________

(1)	The convertible note hedge and capped call transactions offset any dilution upon actual conversion of the Convertible Notes up to a common stock price of $84.96. See Note 6 for further information.
NOTE 13 — Income Taxes
Income Before Income Taxes
Income before income taxes consists of the following:

	For the Year Ended December 31,
	2014	2013	2012
United States	$87,505	$67,355	$79,812
Foreign	31,659	51,303	23,294
Income before income taxes	$119,164	$118,658	$103,106

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Provision
Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$22,608	$19,421	$28,076
State and local	1,406	1,618	1,768
Foreign	12,326	11,864	5,456
Total current	36,340	32,903	35,300
Deferred:
Federal	3,135	21	(3,477)
State and local	180	(364)	(684)
Foreign	(3,563)	(1,264)	(357)
Total deferred	(248)	(1,607)	(4,518)
Total provision	$36,092	$31,296	$30,782
Effective Tax Rate Reconciliation
The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2014	2013	2012
Income tax expense at U.S. federal statutory rate	$41,708	$41,530	$36,087
State income taxes, net of federal tax benefit	841	757	711
Foreign income, net of credit on foreign taxes	(245)	501	48
Effective tax rate differential of earnings outside of U.S.	(5,411)	(8,257)	(4,983)
Foreign investment tax credit	—	—	(406)
Research & experimentation credits	(1,150)	(2,105)	—
Non-deductible items	1,947	865	2,885
Change in uncertain tax positions	(52)	(347)	(394)
Domestic production activities deduction	(2,093)	(2,237)	(2,490)
Other items	547	589	(676)
Income tax expense	$36,092	$31,296	$30,782

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Deferred Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Accruals and reserves	$23,197	$25,478
Pensions	6,161	2,536
Inventory	5,176	4,350
Share-based compensation	7,235	6,107
Tax credit carryforwards	553	—
Foreign net operating loss carryforwards	1,154	594
State net operating loss carryforward	1,331	1,610
Other – net	3,230	844
Total deferred tax assets before valuation allowance	48,037	41,519
Valuation allowance	(1,982)	(1,250)
Total deferred tax assets, net of valuation allowance	$46,055	$40,269
Deferred tax liabilities:
Property, plant and equipment	$24,063	$17,248
Intangibles	47,771	53,314
Convertible notes	2,118	2,623
Total deferred tax liabilities	$73,952	$73,185
Net deferred tax liabilities	$27,897	$32,916
The net deferred tax liability is classified as follows:
Deferred income taxes	$(17,248)	$(14,675)
Other assets	(1,743)	(125)
Long-term deferred tax liabilities	46,888	47,716
Net deferred tax liabilities	$27,897	$32,916
Federal, State and Local Net Operating Loss Carryforwards: As a result of the Company’s acquisition of SeQual in 2010, the Company has $15,955 of state net operating losses.  California tax law will limit the use of these state net operating losses. The remaining state net operating losses expire between 2015 and 2031. In addition, the Company has state net operating losses in various other states which begin to expire in 2017. The gross deferred tax asset for the state net operating losses of $1,331 is partially offset by a valuation allowance of $1,068.
Foreign Net Operating Loss Carryforwards: As of December 31, 2014, cumulative foreign operating losses of $4,237 generated by the Company were available to reduce future taxable income. Approximately $2,948 of these operating losses expire between 2019 and 2023. The remaining $1,289 can be carried forward indefinitely. The deferred tax asset for the foreign operating losses of $1,154 is partially offset by a valuation allowance of $459.
Other Tax Information
The Company has not provided for income taxes on approximately $203,420 of foreign subsidiaries’ undistributed earnings as of December 31, 2014, since the earnings retained have been reinvested indefinitely by the subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
Cash paid for income taxes during the years ended December 31, 2014, 2013 and 2012 was $31,208, $24,977 and $19,193, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Unrecognized Income Tax Benefits
The reconciliation of beginning to ending unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefits at beginning of the year	$941	$3,339	$2,440
Additions for tax positions of prior years	358	299	1,921
Reductions for tax positions of prior years	(329)	(1,921)	—
Reductions for settlements	—	—	(905)
Lapse of statutes of limitation	(22)	(776)	(117)
Unrecognized tax benefits at end of the year	$948	$941	$3,339
Included in the balance of unrecognized tax benefits at December 31, 2014 and 2013 were $462 and $410, respectively, of income tax benefits which, if ultimately recognized, would impact the Company’s annual effective tax rate.
The Company had accrued approximately $94 and $93 for the payment of interest and penalties at December 31, 2014 and 2013, respectively. The Company accrued approximately $1 and $42 during the years ended December 31, 2014 and 2012, respectively in additional interest associated with uncertain tax positions. The Company recorded a net benefit of $8 for interest expense during the year ended December 31, 2013 due to the filing of an amended tax return which offset the accrual of interest expense related to existing uncertain tax positions.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2010.
Due to the potential resolution of the federal examination and the expiration of various statutes of limitation, it is reasonably possible the Company’s unrecognized tax benefits at December 31, 2014 may decrease within the next twelve months by approximately $22.
NOTE 14 — Employee Benefit Plans
Defined Benefit Plan
The Company has a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salary employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
The components of net periodic pension (income) expense are as follows:

	Year Ended December 31,
	2014	2013	2012
Interest cost	$2,360	$2,112	$2,206
Expected return on plan assets	(3,105)	(2,705)	(2,648)
Amortization of net loss	320	1,348	974
Total net periodic pension (income) expense	$(425)	$755	$532

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The changes in the projected benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$50,684	$57,268
Interest cost	2,360	2,112
Benefits paid	(1,876)	(1,813)
Actuarial losses (gains)	10,939	(6,883)
Projected benefit obligation at year end	$62,107	$50,684
Change in plan assets:
Fair value of plan assets at beginning of year	$42,965	$37,941
Actual return	2,160	6,202
Employer contributions	1,938	635
Benefits paid	(1,876)	(1,813)
Fair value of plan assets at year end	$45,187	$42,965
Funded status (Accrued pension liabilities)	$(16,920)	$(7,719)

Unrecognized actuarial loss recognized in accumulated other comprehensive (loss) income	$19,814	$8,250
The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost over the next fiscal year is $1,429.
The actuarial assumptions used in determining pension plan information are as follows:

	December 31,
	2014	2013	2012
Assumptions used to determine benefit obligation at year end:
Discount rate	3.75%	4.75%	3.75%
Assumptions used to determine net periodic benefit cost:
Discount rate	4.75%	3.75%	4.50%
Expected long-term weighted-average rate of return on plan assets	7.25%	7.25%	7.75%
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The target allocations by asset category at December 31 are as follows:

Target Allocations by Asset Category:	2014	2013
Equity	55%	55%
Debt	43%	43%
Cash and cash equivalents	2%	2%
Total	100%	100%
The fair values of the plan assets by asset class at December 31 are as follows:

	Fair Value
	Total		Level 2		Level 3
Plan Assets:	2014	2013	2014	2013	2014	2013
Equity funds	$29,435	$26,668	$29,435	$26,668	$—	$—
Fixed income funds	13,766	12,527	13,766	12,527	—	—
Other investments	1,986	3,770	—	1,609	1,986	2,161
Total	$45,187	$42,965	$43,201	$40,804	$1,986	$2,161
The plan assets are primarily invested in pooled separate funds. The fair values of equity securities and fixed income securities held in pooled separate funds are based on net asset value of the units of the funds as determined by the fund manager. These funds are similar in nature to retail mutual funds, but are typically more efficient for institutional investors. The fair value of pooled funds is determined by the value of the underlying assets held by the fund and the units outstanding. The value of the pooled funds is not directly observable, but is based on observable inputs. As such, these plan assets are valued using Level 2 inputs as defined in Note 10. Certain plan assets in the other investments asset category are invested in a general investment account where the fair value is derived from the liquidation value based on an actuarial formula as defined under terms of the investment contract. These plan assets were valued using unobservable inputs and, accordingly, the valuation was performed using Level 3 inputs as defined in Note 10.
The following table represents changes in the fair value of plan assets categorized as Level 3 from the preceding table:

Balance at January 1, 2013	$—
Return on plan assets	30
Purchases, sales and settlements, net	(1,925)
Transfers, net	4,056
Balance at December 31, 2013	$2,161
Return on plan assets	34
Purchases, sales and settlements, net	(1,898)
Transfers, net	1,689
Balance at December 31, 2014	$1,986

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The Company’s funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, the Company does not expect to contribute to its defined benefit pension plan until 2017. The following benefit payments are expected to be paid by the plan in each of the next five years and in the aggregate for the subsequent five years:

2015	$2,100
2016	2,300
2017	2,400
2018	2,600
2019	2,800
In aggregate during five years thereafter	15,800
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

The Company has assessed and determined that the multi-employer plan to which it contributes is not significant to the Company's financial statements. The Company does not expect to incur a withdrawal liability or expect to significantly increase its contribution over the remainder of the current contract period which ends in February 2018. The Company made contributions to the bargaining unit supported multi-employer pension plan resulting in expense of $992, $908 and $760 for the years ended December 31, 2014, 2013 and 2012, respectively.
Defined Contribution Savings Plan
The Company has a defined contribution savings plan that covers most of its U.S. employees. Company contributions to the plan are based on employee contributions, and include a Company match and discretionary contributions. Expenses under the plan totaled $10,773, $9,814 and $8,011 for the years ended December 31, 2014, 2013 and 2012, respectively.
Voluntary Deferred Income Plan
The Company provides additional retirement plan benefits to certain members of management under the Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan; this is an unfunded plan. The Company recorded $409, $276 and $507 of expense associated with this plan for the years ended December 31, 2014, 2013 and 2012, respectively.
NOTE 15 — Share-based Compensation
Under the Amended and Restated 2005 Stock Incentive Plan (“Stock Incentive Plan”) which became effective in October 2005, the Company could grant stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), stock awards and performance based stock awards to employees and directors. The Stock Incentive Plan had reserved 3,421 shares of the Company’s common stock for issuance. As of December 31, 2014, 138 options were outstanding under the Stock Incentive Plan. The Company no longer grants awards under this plan.
Under the Amended and Restated 2009 Omnibus Equity Plan (“Omnibus Equity Plan”) which was originally approved by the shareholders in May 2009 and reapproved by shareholders in May 2012 as amended and restated, the Company may grant stock options, SARs, RSUs, restricted stock, performance shares, leveraged restricted shares, and common shares to employees and directors. The maximum number of shares available for grant is 3,350, which may be treasury shares or unissued shares. As of December 31, 2014, 414 stock options, 88 shares of restricted stock and RSUs, 51 performance units, and 59 leveraged restricted share units were outstanding under the Omnibus Equity Plan.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The Company recognized share-based compensation expense of $9,692, $9,989 and $7,461 for the years ended December 31, 2014, 2013 and 2012, respectively. This expense is included in selling, general and administrative expenses in the consolidated statements of income. The Company also recognized related tax benefits of $1,859, $6,673 and $8,972 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, total share-based compensation of $8,340 is expected to be recognized over the remaining weighted-average period of approximately 1.8 years.
Stock Options
The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The expected volatility was based on historical information. The simplified method as defined in SEC Staff Accounting Bulletin No. 107 was used to determine the expected term. The risk free rate is based on the U.S. Treasury yield in effect at the time of the grant. Weighted-average grant-date fair values of stock options and the assumptions used in estimating the fair values are as follows:

	Year Ended December 31,
	2014	2013	2012
Weighted-average grant-date fair value per share	$56.15	$41.52	$35.69
Expected term (years)	6.25	6.25	6.25
Risk-free interest rate	1.00%	1.00%	1.15%
Expected volatility	63.73%	66.80%	70.71%
Under the terms of the Omnibus Equity Plan, stock options generally have a 4 year graded vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes the Company’s stock option activity:

	December 31, 2014
	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted- average Remaining Contractual Term
Outstanding at beginning of year	510	$35.54
Granted	74	93.34
Exercised	(23)	33.84
Forfeited	(9)	59.53
Outstanding at end of year	552	$42.92	$4,040	5.9 years
Vested and expected to vest at end of year	547	$42.61	$4,040	5.9 years
Exercisable at end of year	344	$26.85	$4,040	4.8 years
As of December 31, 2014, total unrecognized compensation cost related to stock options expected to be recognized over the weighted-average period of approximately 2.3 years is $2,302.
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $940, $21,199 and $18,310, respectively. The total fair value of stock options vested during the years ended December 31, 2014, 2013 and 2012 was $3,163, $2,673 and $2,216, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Restricted Stock and RSUs
Restricted stock and RSUs generally vest ratably over a three-year period and are valued based on the Company’s market price on the date of grant. The following table summarizes the Company’s unvested restricted stock and RSUs activity:

	December 31, 2014
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	97	$61.48
Granted	37	92.17
Forfeited	(3)	76.48
Vested	(43)	53.17
Unvested at end of year	88	$77.94
As of December 31, 2014, total unrecognized compensation cost related to unvested restricted stock and RSUs expected to be recognized over the weighted-average period of approximately 1.6 years is $2,528.
The weighted-average grant-date fair value of restricted stock and RSUs granted during the years ended December 31, 2014, 2013 and 2012 was $92.17, $69.72 and $60.80, respectively. The total fair value of restricted stock and RSUs that vested during the years ended December 31, 2014, 2013 and 2012 was $3,930, $5,782 and $4,654, respectively.
Performance Units
Performance units are earned over a three-year period. Based on the attainment of pre-determined performance condition targets as determined by the Compensation Committee of the Board of Directors, performance units earned may be in the range of between 0% and 200%. The probability of performance units being earned is evaluated each reporting period, and the fair value of the performance units is adjusted accordingly. The following table summarizes the Company’s performance units activity:

	December 31, 2014
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	86	$46.94
Granted	16	93.34
Vested	(51)	36.45
Unvested at end of year	51	$72.57
As of December 31, 2014, total unrecognized compensation cost related to performance units expected to be recognized over a weighted-average period of approximately 2.0 years is $1,095.
The weighted-average grant-date fair value of performance units granted during the years ended December 31, 2014, 2013 and 2012 was $93.34, $68.21 and $55.93, respectively. The total fair value of performance units that vested during the years ended December 31, 2014 and 2012 was $2,650 and $9,386, respectively. No performance units vested during the year ended December 31, 2013.

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

	December 31, 2014
	Number of Shares	Weighted-average Grant-Date Fair Value
Unvested at beginning of year	40	$74.36
Granted	19	106.90
Unvested at end of year	59	$84.85
As of December 31, 2014, total unrecognized compensation cost related to leveraged restricted share awards expected to be recognized over the weighted-average period of approximately 1.5 years is $2,415.
The weighted-average grant-date fair value of leveraged restricted share awards granted during the years ended December 31, 2014, 2013 and 2012 was $106.90, $80.34, and $67.05 respectively.
Directors’ Stock Grants
In 2014, 2013 and 2012, the Company granted the non-employee directors stock awards covering 8, 4 and 5 shares of common stock, respectively, which had fair values of $588, $393 and $368, respectively. These stock awards were fully vested on the grant date. Likewise, the fair values were recognized immediately on the grant date.
NOTE 16 — Lease Commitments
The Company incurred $11,375, $10,581, and $9,980 of rental expense under operating leases for the years ended December 31, 2014, 2013 and 2012, respectively. Certain leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. In addition, the Company has the right, but no obligation, to renew certain leases for various renewal terms.
The following table summarizes the future minimum lease payments for non-cancelable operating leases as of December 31, 2014:

2015	$10,900
2016	7,500
2017	6,900
2018	5,100
2019	4,200
Thereafter	9,900
Total future minimum lease payments	$44,500
NOTE 17 — Contingencies
Environmental
The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and handling and disposal of hazardous materials such as cleaning fluids. The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believes it is currently in substantial compliance with all known environmental regulations. At December 31, 2014 and 2013, the Company had undiscounted accrued environmental reserves of $3,587 and $3,871,

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

respectively, recorded in other long-term liabilities. The Company accrues for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts and circumstances regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 14 years as ongoing costs of remediation programs.
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
Legal Proceedings
In November 2012, Chart Energy & Chemicals, Inc. (“CEC”), a subsidiary of the Company, filed a declaratory judgment action in the United States District Court for the Western District of Oklahoma (the “Federal Court”) seeking a judgment that certain claims for damages alleged by Enogex Holdings LLC, Enogex Gathering & Processing, LLC and affiliated companies with respect to a December 2010 fire at the Enogex natural gas processing plant in Cox City, Oklahoma were barred based on multiple defenses, including Oklahoma’s statute of repose. This action was precipitated by the receipt of a letter from Enogex alleging that CEC was responsible for damages in excess of $75,000 with respect to the fire as a result of the alleged failure of CEC’s equipment that was a component of the unit involved in the fire. Subsequent to the filing of CEC’s declaratory judgment action, in December 2012, Enogex filed suit in the District Court of Tulsa County, State of Oklahoma (the “State Court”) against the Company, CEC and its predecessors, a former employee of a predecessor of CEC, as well as other entities and an individual not affiliated with the Company, formalizing the allegations and claims contained in the November demand letter. Each party filed one or more motions to dismiss the other’s lawsuit. Enogex’s motion to dismiss initially was denied by the Federal Court in February 2013, but Enogex moved for rehearing on its motion to dismiss, which the Federal Court granted on May 17, 2013 based on a lack of jurisdictional diversity. The Company’s and CEC’s motions to dismiss were denied by the State Court on April 10, 2013. Accordingly, litigation continues in the State Court, and Enogex has asserted damages of approximately $105,000, including investigation and repair costs and business interruption losses, some of which may be offset by Enogex’s saved costs and mitigation efforts. A trial is expected in late 2015 or early 2016. The Company continues to believe that the allegations against the Company, CEC and their affiliates lack merit. The Company believes that it, CEC and their affiliates have strong factual and legal defenses to Enogex’s claims and intends to vigorously assert such defenses. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable. Furthermore, the Company believes that its existing product liability insurance is adequate for potential losses associated with these claims. While the Company cannot predict with certainty the ultimate result of these proceedings, the Company does not believe that the final outcome of these proceedings will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 18 — Segment and Geographic Information
The structure of the Company’s internal organization is divided into the following reportable segments, which are also the Company’s operating segments: E&C, D&S and BioMedical. The Company’s reportable segments are business units that are each managed separately because they manufacture, offer and distribute distinct products with different production processes and sales and marketing approaches. The E&C and D&S segments manufacture products used primarily in energy-related and industrial applications, such as the separation, liquefaction, distribution and storage of hydrocarbon and industrial gases. The BioMedical segment supplies cryogenic and other equipment used in the medical, biological research and animal breeding industries. Due to the nature of the products that each segment sells, intersegment sales are not material. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, risk management and share-based compensation expenses that are not allocated to the reporting segments.
The Company evaluates performance and allocates resources based on operating income or loss from continuing operations before interest expense, net, financing costs amortization, foreign currency loss (gain), income tax expense, net and noncontrolling interests, net of taxes. The accounting policies of the reportable segments are the same as those described in Note 2.
Segment Financial Information

	Year Ended December 31, 2014
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales to external customers	$388,018	$578,806	$226,128	$—	$1,192,952
Depreciation and amortization expense	9,649	16,749	13,842	2,936	43,176
Operating income (loss) (1)	79,665	85,213	25,694	(52,415)	138,157
Total assets (2)	322,936	666,451	396,320	76,356	1,462,063
Capital expenditures	24,834	29,583	3,484	4,234	62,135

	Year Ended December 31, 2013
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales to external customers	$318,510	$592,616	$266,312	$—	$1,177,438
Depreciation and amortization expense	8,564	15,237	14,618	1,970	40,389
Operating income (loss)	59,671	93,560	33,039	(50,273)	135,997
Total assets (2)	277,760	676,484	431,763	75,623	1,461,630
Capital expenditures	34,194	32,039	3,370	2,982	72,585

	Year Ended December 31, 2012
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales to external customers	$323,676	$475,576	$214,900	$—	$1,014,152
Depreciation and amortization expense	7,877	12,599	10,204	1,516	32,196
Operating income (loss)	64,931	79,175	24,079	(46,372)	121,813
Total assets (2)	203,044	607,252	447,792	69,753	1,327,841
Capital expenditures	9,519	30,048	2,717	1,401	43,685
_______________

(1)
The BioMedical segment’s operating income included recovery of $5,003 increasing operating income for the year ended December 31, 2014 from an escrow settlement for alleged breaches of representations and warranties relating to warranty costs (which are in excess of the settlement amount) for certain product lines acquired from AirSep in 2012.

(2)	Corporate assets consist primarily of cash, cash equivalents and deferred income taxes.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at January 1, 2013	$83,215	$158,789	$156,937	$398,941
Foreign currency translation adjustments and other	—	957	(1,301)	(344)
Goodwill acquired during the year	—	308	—	308
Balance at December 31, 2013	83,215	160,054	155,636	398,905
Foreign currency translation adjustments and other	130	(2,806)	—	(2,676)
Goodwill acquired during the year	9,293	—	—	9,293
Balance at December 31, 2014	$92,638	$157,248	$155,636	$405,522

 Product Sales Information

	Year Ended December 31,
	2014	2013	2012
Energy & Chemicals
Natural gas processing (including petrochemical) applications	$208,706	$175,397	$236,912
Liquefied natural gas applications	143,870	114,567	55,625
Industrial gas applications	35,442	28,546	31,139
Energy & Chemicals Total	388,018	318,510	323,676
Distribution & Storage
Bulk industrial gas applications	204,214	241,291	219,189
Packaged gas industrial applications	164,966	158,293	149,156
Liquefied natural gas applications	209,626	193,032	107,231
Distribution & Storage Total	578,806	592,616	475,576
BioMedical
Respiratory therapy	141,273	175,233	143,878
Life sciences	65,948	61,493	64,449
Commercial oxygen generation	18,907	29,586	6,573
BioMedical Total	226,128	266,312	214,900
Total	$1,192,952	$1,177,438	$1,014,152
Geographic Information
Net sales by geographic area are reported by the destination of sales. Net property, plant and equipment by geographic area are reported by country of domicile.

	Sales for the Year Ended December 31,
	2014	2013	2012
United States	$560,846	$479,067	$438,294
Foreign
China	188,047	231,143	149,010
Other foreign countries	444,059	467,228	426,848
Total Foreign	$632,106	$698,371	$575,858
Total	$1,192,952	$1,177,438	$1,014,152

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

	Property, plant and equipment, net as of December 31,
	2014	2013	2012
United States	$163,425	$146,610	$98,425
Foreign
Czech Republic	22,511	23,623	21,559
China	57,580	38,569	34,158
Germany	13,495	14,618	14,402
Other foreign countries	634	785	1,232
Total Foreign	$94,220	$77,595	$71,351
Total	$257,645	$224,205	$169,776
NOTE 19 — Quarterly Data (Unaudited)
Selected quarterly data for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$266,240	$306,810	$293,841	$326,061	$1,192,952
Gross profit	77,546	92,181	91,233	96,894	357,854
Operating income (1)	22,146	34,044	40,355	41,612	138,157
Net income	12,339	20,371	23,152	27,210	83,072
Net income attributable to Chart Industries, Inc.	11,997	20,069	22,851	26,947	81,864
Net income attributable to Chart Industries, Inc. per share—basic (2)	$0.40	$0.66	$0.75	$0.89	$2.69
Net income attributable to Chart Industries, Inc. per share—diluted (2)	$0.38	$0.65	$0.74	$0.88	$2.67

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales (3)	$273,648	$298,266	$301,757	$303,767	$1,177,438
Gross profit	79,450	89,806	88,645	93,822	351,723
Operating income	27,351	32,979	35,886	39,781	135,997
Net income	16,108	20,603	24,847	25,804	87,362
Net income attributable to Chart Industries, Inc.	15,535	20,000	24,445	23,196	83,176
Net income attributable to Chart Industries, Inc. per share—basic	$0.52	$0.66	$0.81	$0.76	$2.75
Net income attributable to Chart Industries, Inc. per share—diluted	$0.51	$0.64	$0.74	$0.71	$2.60
 _______________

(1)
Includes recovery of $5,003 increasing operating income during the fourth quarter of 2014 from an escrow settlement for alleged breaches of representations and warranties relating to warranty costs (which are in excess of the settlement amount) for certain product lines acquired from AirSep in 2012.

(2)
Basic and diluted earnings per share are computed independently for each of the quarters presented. As such, the sum of quarterly basic and diluted earnings per share may not equal reported annual basic and diluted earnings per share.

(3)	During the first and second quarters of 2013, AirSep added sales of $27,014 and $29,855, respectively. During the third quarter of 2013, incremental sales related to AirSep were $14,174.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Translations	Balance at end of period
Year Ended December 31, 2014:
Allowance for doubtful accounts	$5,654	$1,505	$—	(1)	$(633)	(2)	$(51)	$6,475
Allowance for obsolete and excess inventory	6,556	4,087	—	(1)	(5,158)	(3)	(252)	5,233
Deferred tax assets valuation allowance	1,250	1,089	—		(290)	(4)	(67)	1,982
Year Ended December 31, 2013:
Allowance for doubtful accounts	$4,080	$2,447	$199	(1)	$(1,149)	(2)	$77	$5,654
Allowance for obsolete and excess inventory	4,078	2,010	675	(1)	(313)	(3)	106	6,556
Deferred tax assets valuation allowance	1,766	339	—		(879)	(4)	24	1,250
Year Ended December 31, 2012:
Allowance for doubtful accounts	$2,360	$3,067	$930	(1)	$(2,289)	(2)	$12	$4,080
Allowance for obsolete and excess inventory	3,191	2,507	1,085		(2,732)	(3)	27	4,078
Deferred tax assets valuation allowance	1,869	1,251	—		(1,362)	(4)	8	1,766
_______________

(1)	Reserves at date of acquisition of subsidiary or subsidiaries.

(2)	Reversal of amounts previously recorded as bad debt and uncollectible accounts written off.

(3)	Inventory items written off against the allowance.

(4)	Deductions to the deferred tax assets valuation allowance relate to decreased deferred tax assets and the release of the valuation allowance.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

3.2	Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed with the SEC on December 19, 2008 (File No. 001-11442)).

4.1	Form of Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

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

10.2
Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.1
Form of Restricted Stock Unit Agreement (for non-employee directors) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.2.2
Form of 2009 Performance Unit Agreement under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.3
Form of Nonqualified Stock Option Agreement (2007 and 2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed with the SEC on August 7, 2007 (File No. 001-11442)).*

10.2.4
Form of Nonqualified Stock Option Agreement (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.5
Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) (2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11442)).*

10.2.6
Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-11442)).*

10.3
Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on April 10, 2012 (File No. 001-11442)).*

10.3.1
Amendment No. 1 to the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-11442)).*

10.3.2
Form of Nonqualified Stock Option Agreement (2010 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.3
Form of Restricted Stock Agreement (2010 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.4
Forms of Stock Award Agreement and Deferral Election Form (for eligible directors) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.5
Form of Nonqualified Stock Option Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.6
Form of Restricted Stock Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.7
Form of Performance Unit Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.8
Form of Leveraged Restricted Share Unit Agreement (2012 and 2013 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.3.9
Form of Nonqualified Stock Option Agreement (2012 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-11442)).*

10.3.10
Form of Performance Unit Agreement (2012 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-11442)).*

10.3.11
Form of Nonqualified Stock Option Agreement (2013 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-11442)).*

10.3.12
Form of Performance Unit Agreement (2013 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-11442)).*

10.3.13
Form of Nonqualified Stock Option Agreement (2014 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-11442)).*

10.3.14
Form of Performance Unit Agreement (2014 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-11442)).*

10.3.15
Form of Leveraged Restricted Share Unit Agreement (2014 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-11442)).*

10.3.16	Form of Nonqualified Stock Option Agreement (2015 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan.* (x)

10.3.17	Form of Performance Unit Agreement (2015 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan.* (x)

10.3.18	Form of Restricted Stock Unit Agreement (2015 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan.* (x)

10.4
Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed with the SEC on June 28, 2010 (File No. 001-11442)).*

10.5
Chart Industries, Inc. 2009 Incentive Compensation Plan (incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on April 7, 2009 (File No. 001-11442)).*

10.6
Second Amended and Restated Credit Agreement, dated October 29, 2014, among Chart Industries, Inc., Chart Industries Luxembourg S.à r.l., Chart Asia Investment Company Limited, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 3, 2014 (File No. 001-11442)).

10.7
Employment Agreement, dated February 26, 2008, by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.7.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.7.2
Amendment No. 2, effective January 1, 2010, to the Employment Agreement dated February 26, 2008 by and between Registrant and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-11442)).*

10.7.3
Amendment No. 3, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)). *

10.7.4
Amendment No. 4, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)). *

10.7.5
Amendment No. 5, dated January 1, 2014, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2014 (File No. 001-11442)). *

10.8
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

10.8.3
Amendment No. 3, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)).*

10.8.4
Amendment No. 4, dated January 1, 2014, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2014 (File No. 001-11442)).*

10.9
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

10.10.3
Amendment No. 3, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.10.4
Amendment No. 4, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)).*

10.10.5
Amendment No. 5, dated January 1, 2014, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2014 (File No. 001-11442)).*

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

10.12
IAM Agreement 2013-2018, effective February 3, 2013, by and between Chart Energy & Chemicals, Inc. and Local Lodge 2191 of District Lodge 66 of the International Association of Machinists and Aerospace Workers, AFL-CIO (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-11442)).

10.13
Base Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.13.1
Base Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.13.2
Base Warrants Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011 (File No. 001-11442)).

10.13.3
Base Warrants Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.13.4
Base Capped Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.13.5
Base Capped Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.14
Agreement and Plan of Merger, dated as of July 23, 2012 by and among Chart Inc., Bison Corp., AirSep Corporation, Joseph L. Priest, as Representative, for purposes of Section 4.10 only, Joseph L. Priest and Ravinder K. Bansal, and for purposes of Section 9.14 only, Chart Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on 8-K filed with the SEC on July 23, 2012 (File No. 001-11442)).

10.14.1
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

10.15	Chart Industries, Inc. Cash Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed with the SEC on April 8, 2014 (File No. 001-11442)).*

21.1	List of Subsidiaries. (x)

23.1	Consent of Independent Registered Public Accounting Firm. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Financial Officer. (xx)

32.2	Section 1350 Certification of the Company’s Chief Executive Officer. (xx)

101.INS	XBRL Instance Document (xxx)

101.SCH	XBRL Taxonomy Extension Schema Document (xxx)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (xxx)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (xxx)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (xxx)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (xxx)
_______________

(x)	Filed herewith.

(xx)	Furnished herewith.

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