Form 10-Q
period 2015-03-31
CHART INDUSTRIES INC
filed 2015-04-30
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
At April 28, 2015, there were 30,542,764 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$83,367	$103,656
Accounts receivable, less allowances of $7,211 and $6,475	193,228	189,115
Inventories, net	231,235	215,725
Unbilled contract revenue	55,533	58,645
Prepaid expenses	14,198	15,708
Deferred income taxes	17,080	17,248
Other current assets	16,018	15,009
Total Current Assets	610,659	615,106
Property, plant and equipment, net	261,409	257,645
Goodwill	403,260	405,522
Identifiable intangible assets, net	148,483	153,666
Other assets	30,081	30,124
TOTAL ASSETS	$1,453,892	$1,462,063
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$105,468	$114,252
Customer advances and billings in excess of contract revenue	86,555	82,158
Accrued salaries, wages and benefits	31,459	35,655
Current portion of warranty reserve	13,323	14,325
Short-term debt	4,884	4,903
Other current liabilities	32,899	36,466
Total Current Liabilities	274,588	287,759
Long-term debt	206,898	204,099
Long-term deferred tax liabilities	47,842	46,888
Long-term portion of warranty reserve	9,007	9,921
Accrued pension liabilities	16,693	16,920
Other long-term liabilities	9,471	9,396
Total Liabilities	564,499	574,983

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 30,539,182 and 30,482,252 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	305	305
Additional paid-in capital	382,092	377,209
Retained earnings	516,297	511,051
Accumulated other comprehensive loss	(16,502)	(8,686)
Total Chart Industries, Inc. Shareholders’ Equity	882,192	879,879
Noncontrolling interests	7,201	7,201
Total Equity	889,393	887,080
TOTAL LIABILITIES AND EQUITY	$1,453,892	$1,462,063
The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Sales	$245,105	$266,240
Cost of sales	172,582	188,694
Gross profit	72,523	77,546
Selling, general and administrative expenses	53,162	50,911
Amortization expense	4,404	4,489
Operating expenses	57,566	55,400
Operating income	14,957	22,146
Other expenses:
Interest expense, net	3,922	4,149
Financing costs amortization	326	326
Foreign currency loss	3,064	118
Other expenses, net	7,312	4,593
Income before income taxes	7,645	17,553
Income tax expense	2,370	5,214
Net income	5,275	12,339
Noncontrolling interests, net of taxes	29	342
Net income attributable to Chart Industries, Inc.	$5,246	$11,997
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.17	$0.40
Diluted	$0.17	$0.38
Weighted-average number of common shares outstanding:
Basic	30,466	30,346
Diluted	30,652	31,427

Comprehensive (loss) income, net of taxes	$(2,570)	$10,314
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	—	196
Comprehensive (loss) income attributable to Chart Industries, Inc., net of taxes	$(2,570)	$10,118

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$5,275	$12,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,376	10,172
Interest accretion of convertible notes discount	2,799	2,587
Employee share-based compensation expense	5,752	3,957
Financing costs amortization	326	326
Unrealized foreign currency transaction (gain) loss	(60)	1,072
Other non-cash operating activities	642	118
Changes in asset and liabilities, net of acquisitions:
Accounts receivable	(6,875)	44,543
Inventory	(18,761)	(12,144)
Unbilled contract revenues and other assets	3,442	(28,844)
Accounts payable and other liabilities	(8,008)	(20,392)
Customer advances and billings in excess of contract revenue	5,592	7,127
Net Cash Provided By Operating Activities	1,500	20,861
INVESTING ACTIVITIES
Capital expenditures	(14,828)	(10,417)
Advance payment on acquisition	—	(4,624)
Proceeds from sale of assets	8	34
Acquisition of business	(320)	—
Net Cash Used In Investing Activities	(15,140)	(15,007)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	—	3,283
Repayments on revolving credit facilities	—	(3,252)
Payments on long-term debt	—	(938)
Proceeds from exercise of stock options	422	516
Excess tax (deficiency) benefit from share-based compensation	(482)	1,564
Common stock repurchases	(808)	(3,174)
Other financing activities	(157)	—
Net Cash Used In By Financing Activities	(1,025)	(2,001)
Effect of exchange rate changes on cash	(5,624)	(779)
Net (decrease) increase in cash and cash equivalents	(20,289)	3,074
Cash and cash equivalents at beginning of period	103,656	137,345
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,367	$140,419
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2015
(Dollars and shares in thousands, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
Nature of Operations: The Company is a leading diversified global manufacturer of highly engineered equipment for the industrial gas, energy, and biomedical industries. Chart’s equipment and engineered systems are primarily used for low-temperature and cryogenic applications utilizing our expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit). The Company has domestic operations located across the United States, including principal executive offices located in Ohio, and an international presence in Asia, Australia and Europe.
Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
Reclassifications: Certain reclassifications have been made to the 2014 condensed consolidated balance sheet to conform to the 2015 presentation.
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
Recently Issued Accounting Standards: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The amendment requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU was effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, however, in April 2015, the FASB proposed a one-year deferral of this standard, with a new effective date of December 15, 2017. The ASU allows full retrospective or modified retrospective adoption. Early adoption is not permitted. The Company is currently assessing the transition method and effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures.
In April 2015, the FASB issued ASU 2015-03, “Interest–Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The amendment requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. This ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently assessing the effect that the ASU will have its consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 2 — Inventories
The following table summarizes the components of inventory:

	March 31, 2015	December 31, 2014
Raw materials and supplies	$94,521	$94,437
Work in process	43,628	35,631
Finished goods	93,086	85,657
Total inventories, net	$231,235	$215,725
The allowance for excess and obsolete inventory was $4,788 and $5,233 at March 31, 2015 and December 31, 2014, respectively.
NOTE 3 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at December 31, 2014	$92,638	$157,248	$155,636	$405,522
Foreign currency translation adjustments and other	(36)	(2,407)	—	(2,443)
Goodwill acquired during the year	—	181	—	181
Balance at March 31, 2015	$92,602	$155,022	$155,636	$403,260
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill)(1):

	March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	$33,915	$(5,648)	$35,933	$(6,979)
Patents	7,766	(6,377)	7,809	(6,213)
Trademarks and trade names	8,870	(6,479)	8,981	(6,206)
Non-compete agreements	419	(168)	421	(88)
Customer relations	157,051	(88,343)	157,533	(85,187)
Total finite-lived intangible assets	$208,021	$(107,015)	$210,677	$(104,673)
Indefinite-lived intangible assets:
Trademarks and trade names	$47,477		$47,662
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

Amortization expense for intangible assets subject to amortization was $4,404 and $4,489 for the three months ended March 31, 2015 and 2014, respectively. The Company estimates amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2015	$16,100
2016	14,200
2017	13,300
2018	12,500
2019	12,400
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
Upon issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885, which was recorded as long-term debt, and an equity component of $79,115, which was initially recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represented the Company’s interest rate for similar debt instruments at that time without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. At

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

March 31, 2015 and December 31, 2014, the carrying amount of the liability component was $206,898 and $204,099, respectively, and the unamortized debt discount of the Convertible Notes was $43,102 and $45,901, respectively.
For the three months ended March 31, 2015 and 2014, interest expense for the Convertible Notes was $4,049 and $3,837, respectively, which included $2,799 and $2,587 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $1,250 of 2.0% cash interest for both periods. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277, with $2,303 recorded as a reduction in additional paid-in-capital. The remaining balance of $4,974 is being amortized over the term of the Convertible Notes. For the three months ended March 31, 2015 and 2014, total expense associated with the amortization of these debt issuance costs was $178 for both periods.
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
The conversion rate on the Convertible Notes will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following the occurrence of a make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes prior to maturity. If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to purchase the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. For purposes of calculating earnings per share, if the average market price of the Company’s common stock exceeds the applicable conversion price during the periods reported, as was the case during the three months ended March 31, 2014, shares contingently issuable under the Convertible Notes will have a dilutive effect with respect to the Company’s common stock.
The Company reassesses the convertibility of the Convertible Notes and the related balance sheet classification on a quarterly basis. At the end of the first quarter of 2015, events for early conversion were not met, and thus the Convertible Notes were not convertible as of and for the fiscal quarter beginning April 1, 2015.
Senior Secured Revolving Credit Facility
The Company has a five-year $450,000 senior secured revolving credit facility (the “SSRCF”) which matures on October 29, 2019. The SSRCF includes a $25,000 sub-limit for the issuance of swingline loans and a $100,000 sub-limit to be used for letters of credit. There is a foreign currency limit of $100,000 under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100,000 made by the Company’s wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited (“Chart Asia”). The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200,000 in term loans or revolving credit commitments from its lenders.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

The Company recorded $2,869 in deferred debt issuance costs associated with the SSRCF which are being amortized over the five-year term of the SSRCF. For the three months ended March 31, 2015 and 2014 the related financing costs amortization was $148 for both periods.
Revolving loans under the SSRCF bear interest, at the applicable Borrower’s election, at either LIBOR or the greatest of (a) the JPMorgan prime rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1% or (c) the Adjusted LIBOR Rate (as defined in the SSRCF) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1% (the “Adjusted Base Rate”), plus a margin that varies with the Company's leverage ratio. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.40% of the unused revolver balance and a letter of credit participation fee equal to the daily aggregate letter of credit exposure at the rate per annum equal to the Applicable Margin for Eurocurrency Revolving Facility Borrowings (ranging from 1.5% to 2.75%, depending on the leverage ratio calculated at each fiscal quarter end). A fronting fee must be paid on each letter of credit that is issued equal to 0.125% per annum of the stated dollar amount of the letter of credit.
Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the Convertible Notes outstanding six months prior to the maturity date of the Convertible Notes and when holders of the Convertible Notes have the option to require the Company to repurchase the Convertible Notes, a maximum leverage ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0. The required leverage ratio can be relaxed on up to two occasions, upon notification to the lenders, to 3.75 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100,000 or greater. The SSRCF contains a number of other customary covenants, including but not limited to restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At March 31, 2015, the Company was in compliance with all covenants.
At March 31, 2015, availability under the SSRCF was $418,327, which considers $31,673 in letters of credit issued. The obligations under the SSRCF are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the SSRCF) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving line with 50.0 million Chinese yuan (equivalent to $8,140) in borrowing capacity, a bonding/guarantee facility with up to 30.0 million Chinese yuan (equivalent to $4,884) in borrowing capacity, and an overdraft facility with 10.0 million Chinese yuan (equivalent to $1,628) in borrowing capacity. Any borrowings made by CCESC, CCDEC, Chengdu or Wuxi under the China Facilities are guaranteed by the Company. At March 31, 2015, there was 20.0 million Chinese yuan (equivalent to $3,256) outstanding under the revolving line, bearing interest at 5.6% on a weighted-average basis.
CCDEC maintains a credit facility with Bank of China whereby CCDEC may borrow up to 50.0 million Chinese yuan (equivalent to $8,140) for working capital purposes, and 30.0 million Chinese yuan (equivalent to $4,884) for non-financing bank guarantee purposes. This credit facility is effective until August 7, 2015. At March 31, 2015 there was 10.0 million Chinese yuan (equivalent to $1,628) outstanding under this facility, bearing interest at 6.6%.
CCESC maintains a credit facility with Bank of China whereby CCESC may borrow up to 100.0 million Chinese yuan (equivalent to $16,281) for working capital purposes. This credit facility is effective until July 8, 2015. There were no borrowings under this facility as of March 31, 2015.
As of March 31, 2015, CCESC and Wuxi had 7.6 million Chinese yuan (equivalent to $1,235) and 1.0 million Chinese yuan (equivalent to $157) in bank guarantees, respectively.
Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $6,838). Both of the facilities allow Ferox to request bank guarantees and letters of credit. Neither of the facilities allows revolving credit borrowings. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

Ferox’s land, buildings and accounts receivable secure the credit facilities. As of March 31, 2015, there were bank guarantees of 61.2 million Czech koruna (equivalent to $2,392) supported by the Ferox credit facilities.
Chart Luxembourg, maintains an overdraft facility with $5,000 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of March 31, 2015.
Fair Value Disclosures
The fair value of the Convertible Notes was approximately 97% of their par value as of March 31, 2015 and approximately 95% of their par value as of December 31, 2014. The Convertible Notes are actively quoted instruments and, accordingly, the fair value of the Convertible Notes was determined using Level 1 inputs as defined in Note 8.
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
The changes in fair value with respect to the Company’s foreign currency forward contracts generated a net gain of $2,495 and a net loss of $125 for the three months ended March 31, 2015 and 2014, respectively.
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
The following table represents changes in the Company’s consolidated warranty reserve:

Balance at December 31, 2014	$24,246
Warranty expense	3,457
Warranty usage	(5,373)
Balance at March 31, 2015	$22,330
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

Contingent Consideration
The estimated fair value of total contingent consideration relating to a prior acquisition was valued using a discounted cash flow approach, which includes assumptions for the probabilities of achieving gross sales targets and the discount rate applied to the projected payments. The valuation is performed using Level 3 inputs as defined in Note 8. Changes in fair value of contingent consideration are recorded as selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive (loss) income.
Potential payments may be paid between April 1, 2015 and March 31, 2016 based on the attainment of certain revenue targets. The remaining maximum potential payout related to total contingent consideration is $2,259.

Balance at December 31, 2014	$1,074
Decrease in fair value of contingent consideration liabilities	(463)
Balance at March 31, 2015	$611
For the three months ended March 31, 2015 and 2014, the fair value of contingent consideration related to the BioMedical segment decreased by $463 and increased by $63, respectively.
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
Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company’s condensed consolidated balance sheets are as follows:

	March 31, 2015
	Total	Level 2	Level 3
Foreign currency forward contracts	$24	$24	$—
Total financial assets	$24	$24	$—

Foreign currency forward contracts	$20	$20	$—
Contingent consideration liabilities	611	—	611
Total financial liabilities	$631	$20	$611

	December 31, 2014
	Total	Level 2	Level 3
Foreign currency forward contracts	$49	$49	$—
Contingent consideration liabilities	1,074	—	1,074
Total financial liabilities	$1,123	$49	$1,074
Refer to Note 5 for further information regarding derivative financial instruments and Note 7 for further information regarding contingent consideration liabilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 9 — Equity
Accumulated Other Comprehensive (Loss) Income
The following tables represent changes in accumulated other comprehensive (loss) income by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at December 31, 2014	$3,808	$(12,494)	$(8,686)
Other comprehensive loss	(8,048)	—	(8,048)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $125 (1)	—	232	232
Net current-period other comprehensive (loss) income, net of taxes	(8,048)	232	(7,816)
Balance at March 31, 2015	$(4,240)	$(12,262)	$(16,502)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$18,425	$(5,103)	$13,322
Other comprehensive loss	(1,930)	—	(1,930)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $29 (1)	—	51	51
Net current-period other comprehensive (loss) income, net of taxes	(1,930)	51	(1,879)
Balance at March 31, 2014	$16,495	$(5,052)	$11,443
_______________

(1)
Amounts reclassified from accumulated other comprehensive (loss) income were expensed and included in cost of sales ($140 and $31 for the three months ended March 31, 2015 and 2014, respectively) and selling, general and administrative expenses ($217 and $49 for the three months ended March 31, 2015 and 2014, respectively) in the condensed consolidated statements of income and comprehensive (loss) income. The components in accumulated other comprehensive (loss) income are included in the computation of net periodic pension expense (income) as reported in Note 11.

Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Three Months Ended March 31,
	2015	2014
Net income attributable to Chart Industries, Inc.	$5,246	$11,997
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.17	$0.40
Diluted	$0.17	$0.38

Weighted average number of common shares outstanding — basic	30,466	30,346
Incremental shares issuable upon assumed conversion and exercise of share-based awards	186	318
Incremental shares issuable due to dilutive effect of the Convertible Notes	—	718
Incremental shares issuable due to dilutive effect of warrants	—	45
Weighted average number of common shares outstanding — diluted	30,652	31,427

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Share-based awards	220	23
Convertible note hedge and capped call transactions (1)	—	715
Warrants	3,368	—
Total anti-dilutive securities	3,588	738
_______________

(1)	The convertible note hedge and capped call transactions offset any dilution upon actual conversion of the Convertible Notes up to a common stock price of $84.96. See Note 4 for further information.
NOTE 10 — Income Taxes
The effective income tax rate of 31.0% for the three months ended March 31, 2015, respectively, differed from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the federal statutory rate. The effective income tax rate of 29.7% for the three months ended March 31, 2014, respectively, differed from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the federal statutory rate.
As of March 31, 2015, the Company has recorded a $948 liability for gross unrecognized tax benefits. This amount includes $462 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2015, the Company had accrued approximately $100 for the payment of interest and penalties.
NOTE 11 — Employee Benefit Plans
The Company has a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation. The following table represents the components of net periodic pension expense (income):

	Three Months Ended March 31,
	2015	2014
Interest cost	$572	$590
Expected return on plan assets	(799)	(776)
Amortization of net loss	357	80
Total net periodic pension expense (income)	$130	$(106)
NOTE 12 — Share-based Compensation
During the three months ended March 31, 2015, the Company granted 221 stock options, 116 restricted stock units and 24 performance units. Non-employee directors received 5 stock awards with a fair value of $171. During the three months ended March 31, 2015, participants in the Company’s stock option plans exercised options to purchase 37 shares of the Company’s common stock while 4 stock options were forfeited.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period, and performance units and leveraged restricted share units generally vest at the end of a three-year performance period based on the achievement of certain performance conditions. During the three months ended March 31, 2015, 34 restricted stock and restricted stock units vested while 2 shares of restricted stock and restricted stock units were forfeited. Also, during the three months ended March 31, 2015, 27 and 11 performance units and leveraged restricted share units vested, respectively.
Share-based compensation expense was $5,752 and $3,957 for the three months ended March 31, 2015 and 2014, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statements of income

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

and comprehensive (loss) income. As of March 31, 2015, total share-based compensation of $12,682 is expected to be recognized over the weighted-average period of approximately 2.2 years.
NOTE 13 — Contingencies
In November 2012, Chart Energy & Chemicals, Inc. (“CEC”), a subsidiary of the Company, filed a declaratory judgment action in the United States District Court for the Western District of Oklahoma (the “Federal Court”) seeking a judgment that certain claims for damages alleged by Enogex Holdings LLC, Enogex Gathering & Processing, LLC and affiliated companies with respect to a December 2010 fire at the Enogex natural gas processing plant in Cox City, Oklahoma were barred based on multiple defenses, including Oklahoma’s statute of repose. This action was precipitated by the receipt of a letter from Enogex alleging that CEC was responsible for damages in excess of $75,000 with respect to the fire as a result of the alleged failure of CEC’s equipment that was a component of the unit involved in the fire. Subsequent to the filing of CEC’s declaratory judgment action, in December 2012, Enogex filed suit in the District Court of Tulsa County, State of Oklahoma (the “State Court”) against the Company, CEC and its predecessors, a former employee of a predecessor of CEC, as well as other entities and an individual not affiliated with the Company, formalizing the allegations and claims contained in the November demand letter. Each party filed one or more motions to dismiss the other’s lawsuit. Enogex’s motion to dismiss initially was denied by the Federal Court, but Enogex moved for rehearing on its motion to dismiss, which the Federal Court granted based on a lack of jurisdictional diversity. The Company’s and CEC’s motions to dismiss were denied by the State Court. The Company, CEC and their affiliates filed multiple motions for summary judgment with the State Court, and the State Court granted a motion for partial summary judgment dismissing Enogex’s breach of contract and warranty claims, but denied other motions for summary judgment. Accordingly, litigation continues in the State Court on Enogex’s other claims, and Enogex has asserted damages of approximately $105,000, including investigation and repair costs and business interruption losses, some of which may be offset by Enogex’s saved costs and mitigation efforts. This matter is set for trial beginning in late September 2015. The Company continues to believe that the allegations against the Company, CEC and their affiliates lack merit. The Company believes that it, CEC and their affiliates have strong factual and legal defenses to Enogex’s claims and intends to vigorously assert such defenses. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable. Furthermore, the Company believes that its existing product liability insurance is adequate for potential losses associated with these claims. While the Company cannot predict with certainty the ultimate result of these proceedings, the Company does not believe that the final outcome of these proceedings will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
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
The following table represents information for the Company’s reportable segments and its corporate function:

	Three Months Ended March 31,
	2015	2014
Sales
Energy & Chemicals	$87,470	$86,146
Distribution & Storage	105,071	129,522
BioMedical	52,564	50,572
Consolidated	$245,105	$266,240
Operating Income (Loss)
Energy & Chemicals	$15,982	$16,607
Distribution & Storage	11,275	18,087
BioMedical	3,653	2,395
Corporate	(15,953)	(14,943)
Consolidated	$14,957	$22,146

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Chart Industries, Inc. (the “Company,” “Chart,” or “we”) is a leading diversified global manufacturer of highly engineered equipment for the industrial gas, energy and biomedical industries. The largest portion of end-use applications for our products is energy-related. Our equipment and engineered systems are primarily used for low-temperature and cryogenic applications utilizing our expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit).
Sales for the three months ended March 31, 2015 were $245.1 million compared to sales of $266.2 million for the three months ended March 31, 2014, reflecting a decrease of $21.1 million, or 7.9%. This decrease was mainly attributable to a shortfall in liquefied natural gas applications within our D&S segment and the strength of the U.S. dollar, which had a significant negative impact on the results of our European operations when translated to U.S. dollars. Gross profit for the three months ended March 31, 2015 was $72.5 million, or 29.6% of sales, as compared to $77.5 million, or 29.1% of sales, for the three months ended March 31, 2014. Gross profit decreased during the period mainly as a result of decreased volume related to liquefied natural gas applications within our D&S segment and the negative currency impact while the related margin percentage increased mainly due to improved product mix within our D&S and BioMedical segments. Operating income for the three months ended March 31, 2015 was $15.0 million compared to $22.1 million for the three months ended March 31, 2014.

As previously disclosed, low oil prices continue to delay LNG conversions and LNG-related opportunities, which negatively impacted our sales level on a quarter-over-quarter basis. In addition, the strength of the U.S. dollar continues to negatively impact us. Due to the uncertainty surrounding the price of oil and its impact on natural gas projects and our business, we continue to face challenges in the timing of orders. We remain encouraged by the long-term opportunities in low-cost small to mid-scale LNG liquefaction and larger multi-train LNG liquefaction, including potential opportunities with Venture Global LNG and Parallax Energy for which we are currently executing advance engineering for multi-train export facilities. We implemented a number of cost reduction actions during the quarter in response to lower orders and the strong U.S. dollar, including the planned closure of a manufacturing facility in Owatonna, Minnesota within our D&S segment. We expect additional costs of approximately $3.0 million, primarily related to lease exit costs, which will likely be incurred during the second quarter of 2015 as we close and vacate this facility. We continue to closely monitor our end markets and order rates and will continue to take appropriate and timely actions as necessary.

The following table represents selected financial data for our operating segments for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Sales
Energy & Chemicals	$87,470	$86,146
Distribution & Storage	105,071	129,522
BioMedical	52,564	50,572
Consolidated	$245,105	$266,240
Gross Profit
Energy & Chemicals	$24,863	$24,723
Distribution & Storage	30,048	36,342
BioMedical	17,612	16,481
Consolidated	$72,523	$77,546
Gross Profit Margin
Energy & Chemicals	28.4%	28.7%
Distribution & Storage	28.6%	28.1%
BioMedical	33.5%	32.6%
Consolidated	29.6%	29.1%
SG&A Expenses
Energy & Chemicals	$8,182	$7,510
Distribution & Storage	17,469	16,951
BioMedical	11,577	11,507
Corporate	15,934	14,943
Consolidated	$53,162	$50,911
SG&A Expenses (% of Sales)
Energy & Chemicals	9.4%	8.7%
Distribution & Storage	16.6%	13.1%
BioMedical	22.0%	22.8%
Consolidated	21.7%	19.1%
Operating Income
Energy & Chemicals	$15,982	$16,607
Distribution & Storage	11,275	18,087
BioMedical	3,653	2,395
Corporate	(15,953)	(14,943)
Consolidated	$14,957	$22,146
Operating Margin
Energy & Chemicals	18.3%	19.3%
Distribution & Storage	10.7%	14.0%
BioMedical	6.9%	4.7%
Consolidated	6.1%	8.3%

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Sales
Sales for the three months ended March 31, 2015 were $245.1 million compared to $266.2 million for the three months ended March 31, 2014, reflecting a decrease of $21.1 million, or 7.9%. E&C segment sales increased by $1.3 million, or 1.5%, compared to the prior year period. The increase in E&C segment sales was primarily due to improved volume in process systems related to small to mid-scale LNG liquefaction and petrochemical projects, partially offset by a shortfall in volume related to brazed aluminum heat exchangers within industrial gas and natural gas processing applications. D&S segment sales decreased by $24.4 million, or 18.9%, compared to the prior year period. This decrease in D&S segment sales was mainly attributable to lower volume related to LNG applications which was partially offset by improved volume in bulk and packaged industrial gas applications. From a geographic standpoint, sales volume declined based on weaker order trends in China and the negative currency impact in Europe. This was partially offset by improved volume in the U.S. BioMedical segment sales increased by $2.0 million, or 3.9%, compared to the prior year period. This increase in BioMedical segment sales was mainly due to improved volume in commercial oxygen generation systems, partially offset by a decline in sales related to respiratory therapy equipment driven by the negative currency impact in Europe.
Gross Profit and Margin
Gross profit for the three months ended March 31, 2015 was $72.5 million, or 29.6% of sales, versus $77.5 million, or 29.1% of sales, for the three months ended March 31, 2014, which reflected a decrease of $5.0 million, while the related margin percentage increased by 0.5 percentage points. E&C segment gross profit increased by $0.1 million mainly due to improved project mix and execution in process systems related to LNG liquefaction and petrochemical projects offset by decreased volume in brazed aluminum heat exchangers within industrial gas and natural gas processing applications while the related margin decreased by 0.3 percentage points due to product mix. Gross profit for the D&S segment decreased by $6.3 million mainly due to decreased volume related to LNG applications, while the related margin increased by 0.5 percentage points mainly due to improved product mix and lower material prices. BioMedical segment gross profit increased by $1.2 million mainly due to commercial oxygen generation systems, while the related margin increased by 0.9 percentage points compared to the prior year period mainly due to improved volume, product mix, and reduced warranty costs associated with respiratory therapy products. The BioMedical segment’s warranty expense as a percent of sales was 4.0% during the three months ended March 31, 2015, compared to 5.8% in the prior year quarter. In the first quarter of 2014, we experienced a higher rate of warranty claims in our BioMedical segment within product lines associated with AirSep Corporation, a wholly-owned subsidiary of the Company. The increased claims and revisions to the estimated cost of warranty claims resulted in an adjustment to our estimated warranty reserve in the first quarter of 2014, which led to an increase in the BioMedical segment’s warranty expense as a percent of sales.
Selling, General & Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended March 31, 2015 were $53.2 million, or 21.7% of sales, compared to $50.9 million, or 19.1% of sales, for the three months ended March 31, 2014, representing an increase of $2.3 million. SG&A expenses for the E&C segment increased by $0.7 million compared to the prior year period mainly due to increased bid and proposal marketing costs and consulting expense. D&S segment SG&A expenses increased by $0.5 million compared to the prior year period mainly due to restructuring costs associated with the planned Owatonna shutdown. SG&A expenses for the BioMedical segment increased by $0.1 million compared to the prior year period. Corporate SG&A expenses, which include share-based compensation expense, increased by $1.0 million compared to the prior year period. Share-based compensation expense increased by approximately $1.8 million, mainly due to acceleration of expense based on retirement eligibility provisions as a greater mix of share-based awards satisfied these provisions during the first quarter of 2015. This was partially offset by a reduction in an earn-out related to a prior acquisition and lower employee-related costs.
Amortization Expense
Amortization expense for the three months ended March 31, 2015 was $4.4 million, or 1.8% of sales compared to $4.5 million, or 1.7% of sales, for the three months ended March 31, 2014.
Operating Income
As a result of the foregoing, operating income for the three months ended March 31, 2015 was $15.0 million, or 6.1% of sales, a decrease of $7.1 million compared to operating income of $22.1 million, or 8.3% of sales, for the same period in 2014.

Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended March 31, 2015 and 2014 was $3.9 million and $4.1 million, respectively. Interest expense for the three months ended March 31, 2015 included $1.3 million of 2.0% cash interest and $2.8 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For each of the three months ended March 31, 2015 and 2014, financing costs amortization was $0.3 million.
Foreign Currency Loss
For the three months ended March 31, 2015 and 2014, foreign currency losses were $3.1 million and $0.1 million, respectively. Losses increased by $3.0 million during the three months ended March 31, 2015 due to exchange rate volatility, especially with respect to the euro.
Income Tax Expense
Income tax expense of $2.4 million and $5.2 million for the three months ended March 31, 2015 and 2014, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 31.0% and 29.7%, respectively. The increase in the effective income tax rate was primarily due to a higher mix of U.S. compared to foreign earnings which are taxed at a higher rate.
Net Income
As a result of the foregoing, net income attributable to the Company for the three months ended March 31, 2015 and 2014 was $5.2 million and $12.0 million, respectively.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company's Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is the Company's intention to settle any excess conversion value in shares of the Company's common stock. However, the Company may elect to settle, at its discretion, any such excess value in cash, shares of the Company's common stock or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of the Company's common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share. At the end of the first quarter of 2015, events for early conversion were not met, and thus the Convertible Notes were not convertible as of, and for the fiscal quarter beginning April 1, 2015. There have been no conversions as of the date of this filing. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from cash balances or borrowings under its senior secured revolving credit facility.
Senior Secured Revolving Credit Facility: The Company has a five-year $450.0 million senior secured revolving credit facility (the “SSRCF”) which matures on October 29, 2019. The SSRCF includes a $25.0 million sub-limit for the issuance of swingline loans and a $100.0 million sub-limit to be used for letters of credit. There is a foreign currency limit of $100.0 million under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100.0 million made by the Company’s wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited. The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200.0 million in term loans or revolving credit commitments from its lenders. Loans under the SSRCF bear interest at LIBOR or the Adjusted Base Rate as defined in the Debt and Credit Arrangements note (Note 4) to our condensed consolidated financial statements included elsewhere in this report, plus a margin that varies with the Company’s leverage ratio. Significant financial covenants for the SSRCF include a leverage ratio and an interest ratio. The Company had $31.7 million in letters of credit and bank guarantees supported by the SSRCF, which had availability of $418.3 million, at March 31, 2015. The Company was in compliance with all covenants, including its financial covenants, at March 31, 2015.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving line with 50.0 million Chinese yuan (equivalent to $8.1 million) in borrowing capacity, a bonding/guarantee facility with up to 30.0 million Chinese yuan (equivalent to $4.9 million) in borrowing capacity, and an overdraft facility with 10.0 million Chinese yuan (equivalent to $1.6 million) in borrowing capacity. Any borrowings made by CCESC, CCDEC, Chengdu or Wuxi under the China Facilities are guaranteed by the Company. At March 31, 2015, there was 20.0 million Chinese yuan (equivalent to $3.3 million) outstanding under the revolving line, bearing interest at 5.6% on a weighted-average basis.
CCDEC maintains a credit facility with Bank of China whereby CCDEC may borrow up to 50.0 million Chinese yuan (equivalent to $8.1 million) for working capital purposes, and 30.0 million Chinese yuan (equivalent to $4.9 million) for non-financing bank guarantee purposes. This credit facility is effective until August 7, 2015. At March 31, 2015 there was 10.0 million Chinese yuan (equivalent to $1.6 million) outstanding under this facility, bearing interest at 6.6%.
CCESC maintains a credit facility with Bank of China whereby CCESC may borrow up to 100.0 million Chinese yuan (equivalent to $16.3 million) for working capital purposes. This credit facility is effective until July 8, 2015. There were no borrowings under this facility as of March 31, 2015.
As of March 31, 2015, CCESC and Wuxi had 7.6 million Chinese yuan (equivalent to $1.2 million) and 1.0 million Chinese yuan (equivalent to $0.2 million) in bank guarantees, respectively.
Foreign Facilities – Europe: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured revolving credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $6.8 million). Both of the facilities allow Ferox to request bank guarantees and letters of credit. Neither of the facilities allows revolving credit borrowings. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit. Ferox’s land, buildings and accounts receivable secure the credit facilities. At March 31, 2015, there were 61.2 million Czech koruna (equivalent to $2.4 million) of bank guarantees supported by such facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 million in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of March 31, 2015.
Our debt and related covenants are further described in the Debt and Credit Arrangements note (Note 4) to our condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $83.4 million at March 31, 2015, a decrease of $20.3 million from the balance at December 31, 2014. Our foreign subsidiaries held cash of approximately $70.7 million and $82.9 million at March 31, 2015 and December 31, 2014, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. We believe that our existing cash and cash equivalents, funds available under our SSRCF and cash provided by operations will be sufficient to finance our normal working capital needs, acquisitions, and investments in properties, facilities and equipment for the foreseeable future.
Cash provided by operating activities was $1.5 million and $20.9 million for the three months ended March 31, 2015 and 2014, respectively. The decrease of $19.4 million in cash provided by operations was primarily due to a decrease in net income and an increase in working capital. Timing of cash payments from large customers resulted in greater cash collections during the first quarter of 2014 as compared to the first quarter of 2015. Furthermore, inventory increased during the three months ended March 31, 2015 mainly as a result of lower sales volume within the D&S segment.
Cash used in investing activities was $15.1 million and $15.0 million for the three months ended March 31, 2015 and 2014, respectively. Capital expenditures were $14.8 million for the three months ended March 31, 2015, primarily for a capacity expansion project in D&S in response to expected growth in the energy industry in China. Also during the three months ended March 31, 2015, we used $0.3 million of cash to fund an acquisition of a business related to the D&S segment.
Cash used in financing activities for the three months ended March 31, 2015 was $1.0 million compared to $2.0 million of cash used in financing activities for the three months ended March 31, 2014. During the three months ended March 31, 2015, we received $0.4 million in proceeds from stock option exercises. We used $0.8 million for the purchase of common stock which was surrendered to cover tax withholding elections during the three months ended March 31, 2015. The excess tax deficiency from share-based compensation was $0.5 million during the three months ended March 31, 2015.

Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2015. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We expect capital expenditures for the remaining nine months of 2015 to be in the range of $50.0 to $55.0 million, which will be deployed primarily within our D&S segment primarily for a capacity expansion project in D&S in response to expected growth in the energy industry in China. For the remaining nine months of 2015, we contemplate the use of approximately $18.0 to $21.0 million of cash to pay U.S. and foreign income taxes. In April 2015, we paid $0.6 million related to a contingent consideration agreement.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Our backlog as of March 31, 2015 was $608.7 million compared to $640.1 million as of December 31, 2014.
The table below represents orders (net of cancellations) and backlog by segment for the periods indicated (dollar amounts in thousands):

	Three Months Ended
	March 31, 2015	December 31, 2014
Orders
Energy & Chemicals	$42,649	$70,897
Distribution & Storage	124,031	96,002
BioMedical	52,867	51,638
Total	$219,547	$218,537
Backlog
Energy & Chemicals	$249,778	$294,204
Distribution & Storage	340,477	328,350
BioMedical	18,436	17,509
Total	$608,691	$640,063
E&C orders for the three months ended March 31, 2015 were $42.6 million compared to $70.9 million for the three months ended December 31, 2014. E&C backlog totaled $249.8 million at March 31, 2015, compared to $294.2 million as of December 31, 2014. We experienced lower order activity in our E&C segment mainly related to ethane and LNG applications. Additionally, E&C first quarter orders are net of approximately $4.5 million in cancellations. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter.
D&S orders for the three months ended March 31, 2015 were $124.0 million compared to $96.0 million for the three months ended December 31, 2014, which included approximately $33 million in order cancellations. Excluding order cancellations, D&S segment orders remained relatively flat during the first quarter of 2015. D&S backlog totaled $340.5 million at March 31, 2015 compared to $328.4 million as of December 31, 2014. Approximately 28% of D&S backlog as of March 31, 2015 was related to PetroChina.
BioMedical orders for the three months ended March 31, 2015 were $52.9 million compared to $51.6 million for the three months ended December 31, 2014. The increase in BioMedical orders was mainly attributable to commercial oxygen generation systems. BioMedical backlog at March 31, 2015 totaled $18.4 million compared to $17.5 million as of December 31, 2014.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Application of Critical Accounting Policies
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts, goodwill, indefinite-lived intangibles, product warranty costs, pensions and share-based compensation. There have been no significant changes to the remaining critical accounting policies since December 31, 2014.
Goodwill and Indefinite-Lived Intangible Assets. For the BioMedical reporting unit, we performed an interim quantitative assessment for both goodwill and certain indefinite-lived assets as of December 31, 2014. Based on the results of our Step 1 analysis, the excess fair value over the carrying amount of the BioMedical reporting unit was approximately 10% to 30% depending on discount rate assumptions, and as such, we determined the goodwill as of December 31, 2014 was not impaired. During the first quarter of 2015, the BioMedical segment performed in-line with our expectations. Additionally, the market value of our common stock increased from a closing share price of $31.07 at February 20, 2015 to a closing price of $42.71 on April 28, 2015. Assuming no changes in key assumptions identified and projected results, we currently anticipate the future fair value of the BioMedical reporting unit to increase over time; however, future declines in the operating results of the reporting unit or our market capitalization could indicate a need to reevaluate the fair value of our reporting units prior to the next annual assessment date and may ultimately result in an impairment to goodwill. We continue to monitor for any potential indicators of impairment.
Forward-Looking Statements
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A– “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:
•the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the loss of, or a significant reduction or delay in purchases by, our largest customers;

•
a delay in the anticipated timing of LNG infrastructure build out or a delay or failure to receive possible large orders, including potential orders related to opportunities for LNG liquefaction facilities;

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
All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, the Company’s operations are exposed to fluctuations in interest rates and foreign currency values that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.
Interest Rate Risk: The Company’s primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. As of March 31, 2015, there were no borrowings outstanding under the SSRCF. Based on zero borrowings at year-end, as well as historical borrowing practice under the SSRCF, the Company believes that interest rate exposure is not a material risk to the Company.
Foreign Currency Exchange Rate Risk: The Company operates in the United States, Asia, Australia and Europe, creating exposure to foreign currency exchange fluctuations in the normal course of business which can impact our financial position, results of operations, cash flow and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income. Translation exposure is primarily with the euro, the Chinese yuan, and the Japanese yen. During the first quarter of 2015, the euro decreased in relation to the U.S. dollar by 11% while the Chinese yuan and the Japanese yen remained flat in relation to the U.S. dollar. At March 31, 2015, a hypothetical further 10% strengthening of the U.S. dollar would not materially affect the Company’s financial statements.

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
As of March 31, 2015, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In November 2012, Chart Energy & Chemicals, Inc. (“CEC”), a subsidiary of the Company, filed a declaratory judgment action in the United States District Court for the Western District of Oklahoma (the “Federal Court”) seeking a judgment that certain claims for damages alleged by Enogex Holdings LLC, Enogex Gathering & Processing, LLC and affiliated companies with respect to a December 2010 fire at the Enogex natural gas processing plant in Cox City, Oklahoma were barred based on multiple defenses, including Oklahoma’s statute of repose. This action was precipitated by the receipt of a letter from Enogex alleging that CEC was responsible for damages in excess of $75 million with respect to the fire as a result of the alleged failure of CEC’s equipment that was a component of the unit involved in the fire. Subsequent to the filing of CEC’s declaratory judgment action, in December 2012, Enogex filed suit in the District Court of Tulsa County, State of Oklahoma (the “State Court”) against the Company, CEC and its predecessors, a former employee of a predecessor of CEC, as well as other entities and an individual not affiliated with the Company, formalizing the allegations and claims contained in the November demand letter. Each party filed one or more motions to dismiss the other’s lawsuit. Enogex’s motion to dismiss initially was denied by the Federal Court, but Enogex moved for rehearing on its motion to dismiss, which the Federal Court granted based on a lack of jurisdictional diversity. The Company’s and CEC’s motions to dismiss were denied by the State Court. The Company, CEC and their affiliates filed multiple motions for summary judgment with the State Court, and the State Court granted a motion for partial summary judgment dismissing Enogex’s breach of contract and warranty claims, but denied other motions for summary judgment. Accordingly, litigation continues in the State Court on Enogex’s other claims, and Enogex has asserted damages of approximately $105 million, including investigation and repair costs and business interruption losses, some of which may be offset by Enogex’s saved costs and mitigation efforts. This matter is set for trial beginning in late September 2015. The Company continues to believe that the allegations against the Company, CEC and their affiliates lack merit. The Company believes that it, CEC and their affiliates have strong factual and legal defenses to Enogex’s claims and intends to vigorously assert such defenses. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable. Furthermore, the Company believes that its existing product liability insurance is adequate for potential losses associated with these claims. While the Company cannot predict with certainty the ultimate result of these proceedings, the Company does not believe that the final outcome of these proceedings will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	None.

b.)	None.

c.)
During the first quarter of 2015, 24,951 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $808,200. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended March 31, 2015.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2015	15,351	$32.75	—	$—
February 1 – 28, 2015	9,517	31.77	—	—
March 1 – 31, 2015	83	35.65	—	—
Total	24,951	$32.39	—	$—

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

10.1
Form of Nonqualified Stock Option Agreement (2015 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-11442)).

10.2
Form of Performance Unit Agreement (2015 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-11442)).

10.3
Form of Restricted Stock Unit Agreement (2015 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-11442)).

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

Chart Industries, Inc.
(Registrant)

Date:	April 30, 2015	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)