Form 10-Q
period 2015-06-30
CHART INDUSTRIES INC
filed 2015-07-30
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
At July 21, 2015, there were 30,544,681 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$82,885	$103,656
Accounts receivable, less allowances of $6,392 and $6,475	203,912	189,115
Inventories, net	231,555	215,725
Unbilled contract revenue	47,465	58,645
Prepaid expenses	12,866	15,708
Deferred income taxes	17,380	17,248
Other current assets	15,537	15,009
Total Current Assets	611,600	615,106
Property, plant and equipment, net	264,676	257,645
Goodwill	404,054	405,522
Identifiable intangible assets, net	156,349	153,666
Other assets	29,374	30,124
TOTAL ASSETS	$1,466,053	$1,462,063
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$95,565	$114,252
Customer advances and billings in excess of contract revenue	81,174	82,158
Accrued salaries, wages and benefits	29,781	35,655
Current portion of warranty reserve	12,281	14,325
Short-term debt	16,543	4,903
Other current liabilities	27,368	36,466
Total Current Liabilities	262,712	287,759
Long-term debt	209,753	204,099
Long-term deferred tax liabilities	48,246	46,888
Long-term portion of warranty reserve	8,483	9,921
Accrued pension liabilities	16,465	16,920
Other long-term liabilities	9,170	9,396
Total Liabilities	554,829	574,983

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 30,542,201 and 30,482,252 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	305	305
Additional paid-in capital	384,146	377,209
Retained earnings	533,454	511,051
Accumulated other comprehensive loss	(13,841)	(8,686)
Total Chart Industries, Inc. Shareholders’ Equity	904,064	879,879
Noncontrolling interests	7,160	7,201
Total Equity	911,224	887,080
TOTAL LIABILITIES AND EQUITY	$1,466,053	$1,462,063
The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$270,252	$306,810	$515,357	$573,050
Cost of sales	195,372	214,629	367,954	403,323
Gross profit	74,880	92,181	147,403	169,727
Selling, general and administrative expenses	45,628	53,662	98,790	104,573
Amortization expense	4,123	4,475	8,527	8,964
Operating expenses	49,751	58,137	107,317	113,537
Operating income	25,129	34,044	40,086	56,190
Other expenses:
Interest expense, net	3,999	4,137	7,921	8,286
Financing costs amortization	321	327	647	653
Foreign currency (gain) loss	(3,141)	391	(77)	509
Other expenses, net	1,179	4,855	8,491	9,448
Income before income taxes	23,950	29,189	31,595	46,742
Income tax expense	6,868	8,818	9,238	14,032
Net income	17,082	20,371	22,357	32,710
Noncontrolling interests, net of taxes	(75)	302	(46)	644
Net income attributable to Chart Industries, Inc.	$17,157	$20,069	$22,403	$32,066
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.56	$0.66	$0.73	$1.06
Diluted	$0.56	$0.65	$0.73	$1.03
Weighted-average number of common shares outstanding:
Basic	30,495	30,389	30,481	30,368
Diluted	30,735	30,978	30,693	31,170

Comprehensive income, net of taxes	$19,777	$20,269	$17,207	$30,583
Less: Comprehensive (loss) income attributable to noncontrolling interests, net of taxes	(41)	318	(41)	514
Comprehensive income attributable to Chart Industries, Inc., net of taxes	$19,818	$19,951	$17,248	$30,069

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$22,357	$32,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,584	20,360
Asset impairment	1,109	—
Interest accretion of convertible notes discount	5,654	5,226
Employee share-based compensation expense	7,786	5,883
Financing costs amortization	647	653
Unrealized foreign currency transaction gain	(1,309)	(561)
Other non-cash operating activities	(424)	(361)
Changes in asset and liabilities, net of acquisitions:
Accounts receivable	(15,153)	23,528
Inventory	(17,802)	(16,824)
Unbilled contract revenues and other assets	13,944	(13,261)
Accounts payable and other liabilities	(30,656)	(2,850)
Customer advances and billings in excess of contract revenue	(119)	(12,160)
Net Cash Provided By Operating Activities	8,618	42,343
INVESTING ACTIVITIES
Capital expenditures	(24,479)	(25,665)
Payments for land use rights	(11,043)	—
Proceeds from sale of assets	200	1,691
Acquisition of businesses	(320)	(11,943)
Net Cash Used In Investing Activities	(35,642)	(35,917)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	12,377	7,884
Repayments on revolving credit facilities	(743)	(3,252)
Payments on long-term debt	—	(1,875)
Proceeds from exercise of stock options	469	624
Excess tax (deficiency) benefit from share-based compensation	(494)	1,727
Payment of contingent consideration	(611)	(741)
Common stock repurchases	(823)	(3,291)
Dividend distribution to noncontrolling interest	—	(1,206)
Other financing activities	(157)	—
Net Cash Provided By (Used In) Financing Activities	10,018	(130)
Effect of exchange rate changes on cash	(3,765)	(967)
Net (decrease) increase in cash and cash equivalents	(20,771)	5,329
Cash and cash equivalents at beginning of period	103,656	137,345
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,885	$142,674
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2015
(Dollars and shares in thousands, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
Nature of Operations: The Company is a leading diversified global manufacturer of highly engineered equipment for the industrial gas, energy, and biomedical industries. Chart’s equipment and engineered systems are primarily used for low-temperature and cryogenic applications utilizing our expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit). The Company has domestic operations located across the United States, including principal executive offices located in Ohio, and an international presence in Asia, Australia, Europe and South America.
Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
Reclassifications: Certain reclassifications have been made to the 2014 condensed consolidated balance sheet and the Goodwill and Intangible Assets note (Note 3) to conform to the 2015 presentation.
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
Recently Issued Accounting Standards: In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory.” The amendments require an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments do not apply to inventory that is measured using the last-in, first-out cost method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. This ASU is effective for fiscal years beginning after December 15, 2016. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures.
In April 2015, the FASB issued Accounting Standards Update ASU 2015-03, “Interest–Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The amendments require an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. This ASU is effective for fiscal years beginning after December 15, 2015 and interim reporting periods within those fiscal years. The new guidance will be applied retrospectively to each prior period presented. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The amendments require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU was effective for fiscal years beginning after December 15, 2016, including interim periods within such fiscal years (the “original effective date”), however, in July 2015, the FASB approved a one-year deferral of this standard. As a result, the standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within such fiscal years. The ASU allows full retrospective or modified retrospective adoption. Early adoption before the original effective date is not permitted. The Company is currently assessing the transition method and effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 2 — Inventories
The following table summarizes the components of inventory:

	June 30, 2015	December 31, 2014
Raw materials and supplies	$86,140	$94,437
Work in process	42,293	35,631
Finished goods	103,122	85,657
Total inventories, net	$231,555	$215,725
The allowances for excess, obsolete and lower of cost or market totaled $5,442 and $5,233 at June 30, 2015 and December 31, 2014, respectively.
NOTE 3 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at December 31, 2014	$92,638	$157,248	$155,636	$405,522
Foreign currency translation adjustments and other	8	(1,657)	—	(1,649)
Goodwill acquired during the year	—	181	—	181
Balance at June 30, 2015	$92,646	$155,772	$155,636	$404,054
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill)(1)(2):

	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	$34,018	$(6,168)	$35,933	$(6,979)
Patents	7,779	(6,536)	7,809	(6,213)
Trademarks and trade names	8,976	(6,663)	8,981	(6,206)
Non-compete agreements	421	(263)	421	(88)
Customer relations	154,544	(91,121)	154,945	(84,776)
Land use rights	14,284	(457)	2,588	(411)
Total finite-lived intangible assets	$220,022	$(111,208)	$210,677	$(104,673)
Indefinite-lived intangible assets:
Trademarks and trade names	$47,535		$47,662
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

(2)	The Company amortizes certain identifiable intangible assets mainly on a straight-line basis over their estimated useful lives, which range from one to 50 years.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

Amortization expense for intangible assets subject to amortization was $4,123 and $4,475 for the three months ended June 30, 2015 and 2014, respectively. Amortization expense for intangible assets subject to amortization was $8,527 and $8,964 for the six months ended June 30, 2015 and 2014, respectively. The Company estimates amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2015	$16,500
2016	14,400
2017	13,400
2018	12,700
2019	12,600
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
Upon issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885, which was recorded as long-term debt, and an equity component of $79,115, which was initially recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represented the Company’s interest rate for similar debt instruments at that time without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. At June 30,

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

2015 and December 31, 2014, the carrying amount of the liability component was $209,753 and $204,099, respectively, and the unamortized debt discount of the Convertible Notes was $40,247 and $45,901, respectively.
For the three months ended June 30, 2015 and 2014, interest expense for the Convertible Notes was $4,105 and $3,889, respectively, which included $2,855 and $2,639 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $1,250 of 2.0% cash interest for both periods. For the six months ended June 30, 2015 and 2014, interest expense for the Convertible Notes was $8,154 and $7,726, respectively, which included $5,654 and $5,226 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $2,500 of 2.0% cash interest for both periods. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277, with $2,303 recorded as a reduction in additional paid-in-capital. The remaining balance of $4,974 is being amortized over the term of the Convertible Notes. For the three months ended June 30, 2015 and 2014, total expense associated with the amortization of these debt issuance costs was $178 and $177, respectively. For the six months ended June 30, 2015 and 2014, total expense associated with the amortization of these debt issuance costs was $356 and $355, respectively.
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
The conversion rate on the Convertible Notes will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following the occurrence of a make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes prior to maturity. If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to purchase the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. For purposes of calculating earnings per share, if the average market price of the Company’s common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the Convertible Notes will have a dilutive effect with respect to the Company’s common stock.
The Company reassesses the convertibility of the Convertible Notes and the related balance sheet classification on a quarterly basis. At the end of the second quarter of 2015, events for early conversion were not met, and thus the Convertible Notes were not convertible as of and for the fiscal quarter beginning July 1, 2015.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited (“Chart Asia”). The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200,000 in term loans or revolving credit commitments from its lenders.
The Company recorded $2,869 in deferred debt issuance costs associated with the SSRCF which are being amortized over the five-year term of the SSRCF. For the three months ended June 30, 2015 and 2014, the related financing costs amortization was $143 and $150, respectively. For the six months ended June 30, 2015 and 2014, the related financing costs amortization was $291 and $298, respectively.
Revolving loans under the SSRCF bear interest, at the applicable Borrower’s election, at either LIBOR or the greatest of (a) the JPMorgan prime rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1% or (c) the Adjusted LIBOR Rate (as defined in the SSRCF) for the relative interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1% (the “Adjusted Base Rate”), plus a margin that varies with the Company's leverage ratio. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.40% of the unused revolver balance and a letter of credit participation fee equal to the daily aggregate letter of credit exposure at the rate per annum equal to the Applicable Margin for Eurocurrency Revolving Facility Borrowings (ranging from 1.5% to 2.75%, depending on the leverage ratio calculated at each fiscal quarter end). A fronting fee must be paid on each letter of credit that is issued equal to 0.125% per annum of the stated dollar amount of the letter of credit.
Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the Convertible Notes outstanding six months prior to the maturity date of the Convertible Notes and when holders of the Convertible Notes have the option to require the Company to repurchase the Convertible Notes, a maximum leverage ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0. The required leverage ratio can be relaxed on up to two occasions, upon notification to the lenders, to 3.75 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100,000 or greater. The SSRCF contains a number of other customary covenants including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At June 30, 2015, the Company was in compliance with all covenants.
As of June 30, 2015, there was $10,000 outstanding under the SSRCF bearing interest at 1.7% on a weighted-average basis. The Company also had $27,731 in letters of credit and bank guarantees supported by the SSRCF, which had availability of $412,269 at June 30, 2015. The obligations under the SSRCF are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the SSRCF) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $8,178) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC, Chengdu or Wuxi under the China Facilities are guaranteed by the Company. At June 30, 2015, there was 30.0 million Chinese yuan (equivalent to $4,907) outstanding under the revolving line, bearing interest at 5.6% on a weighted-average basis.
CCESC and Chengdu share a facility for up to 10.0 million Chinese yuan (equivalent to $1,636) which can be utilized for forward currency transactions. This facility is unsecured. There were no borrowings under this facility at June 30, 2015.
CCDEC maintains a credit facility with Bank of China whereby CCDEC may borrow up to 50.0 million Chinese yuan (equivalent to $8,178) for working capital purposes, and 30.0 million Chinese yuan (equivalent to $4,907) for non-financing bank guarantee purposes. This credit facility is effective until August 7, 2015. At June 30, 2015 there was 10.0 million Chinese yuan (equivalent to $1,636) outstanding under this facility, bearing interest at 5.7%.
CCESC maintains a credit facility with Bank of China whereby CCESC may borrow up to 100.0 million Chinese yuan (equivalent to $16,357) for working capital purposes. This credit facility expired on July 8, 2015. There were no borrowings under this facility at June 30, 2015.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

CCESC maintains an unsecured credit facility with HSBC whereby CCESC may borrow up to 30.0 million Chinese yuan (equivalent to $4,907) for working capital purposes. There were no borrowings under this facility at June 30, 2015.
At June 30, 2015, CCESC, CCDEC and Wuxi had 23.2 million Chinese yuan (equivalent to $3,803), 0.1 million Chinese yuan (equivalent to $14) and 0.6 million Chinese yuan (equivalent to $91) in bank guarantees, respectively.
Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $7,185). Both of the facilities allow Ferox to request bank guarantees and letters of credit. Neither of the facilities allow revolving credit borrowings. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit. Ferox’s land and buildings secure the credit facilities. As of June 30, 2015, there were bank guarantees of 52.4 million Czech koruna (equivalent to $2,152) supported by the Ferox credit facilities.
Chart Luxembourg, maintains an overdraft facility with $5,000 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of June 30, 2015.
Fair Value Disclosures
The fair value of the Convertible Notes was approximately 97% of their par value as of June 30, 2015 and approximately 95% of their par value as of December 31, 2014. The Convertible Notes are actively quoted instruments and, accordingly, the fair value of the Convertible Notes was determined using Level 1 inputs as defined in Note 8.
NOTE 5 — Derivative Financial Instruments
The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency risk that exists as part of its ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instruments. The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the U.S. dollar, the euro, the Japanese yen, the Czech koruna, and the Chinese yuan. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Foreign currency forward contracts are measured at fair value and recorded in the condensed consolidated balance sheets as other current assets or liabilities and reported as financial assets and liabilities in Note 8. Changes in their fair value are recorded in the condensed consolidated statements of income and comprehensive income (loss) as foreign currency gains or losses. The Company's foreign currency forward contracts are not exchange traded instruments and, accordingly, the valuation is performed using Level 2 inputs as defined in Note 8. Gains or losses on settled or expired contracts are recorded in the condensed consolidated statements of income and comprehensive income (loss) as foreign currency gains or losses.
The changes in fair value with respect to the Company’s foreign currency forward contracts generated net gains of $502 and $179 for the three months ended June 30, 2015 and 2014, respectively. The change in fair value with respect to the Company’s foreign currency forward contracts generated net gains of $2,997 and $54 for the six months ended June 30, 2015 and 2014, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2015
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
The following table represents changes in the Company’s consolidated warranty reserve:

Balance at December 31, 2014	$24,246
Warranty expense	7,497
Warranty usage	(10,979)
Balance at June 30, 2015	$20,764
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

Contingent Consideration
The estimated fair value of total contingent consideration relating to a prior acquisition was valued using a discounted cash flow approach, which includes assumptions for the probabilities of achieving gross sales targets and the discount rate applied to the projected payments. The valuation is performed using Level 3 inputs as defined in Note 8. Changes in fair value of contingent consideration are recorded as selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income (loss).
Potential payments may be paid between July 1, 2015 and March 31, 2016 based on the attainment of certain revenue targets. The remaining potential payout related to total contingent consideration is between $0 and $1,648.

Balance at December 31, 2014	$1,074
Decrease in fair value of contingent consideration liabilities	(463)
Payment of contingent consideration	(611)
Balance at June 30, 2015	$—
During the three months ended June 30, 2015, the Company made a $611 contingent consideration payment related to the BioMedical segment, which reduced the outstanding contingent consideration liabilities balance to zero. For the three months ended June 30, 2014, the fair value of contingent consideration related to the BioMedical segment increased by $61. For the six months ended June 30, 2015 and 2014, the fair value of contingent consideration related to the BioMedical segment decreased by $463 and increased by $124, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2015
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
Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company’s condensed consolidated balance sheets are as follows:

	June 30, 2015
	Total	Level 2	Level 3
Foreign currency forward contracts	$72	$72	$—
Total financial assets	$72	$72	$—

Foreign currency forward contracts	$74	$74	$—
Total financial liabilities	$74	$74	$—

	December 31, 2014
	Total	Level 2	Level 3
Foreign currency forward contracts	$49	$49	$—
Contingent consideration liabilities	1,074	—	1,074
Total financial liabilities	$1,123	$49	$1,074
Refer to Note 5 for further information regarding derivative financial instruments and Note 7 for further information regarding contingent consideration liabilities.
NOTE 9 — Equity
Accumulated Other Comprehensive (Loss) Income
The following tables represent changes in accumulated other comprehensive (loss) income by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at March 31, 2015	$(4,240)	$(12,262)	$(16,502)
Other comprehensive income	2,428	—	2,428
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $124 (1)	—	233	233
Net current-period other comprehensive income, net of taxes	2,428	233	2,661
Balance at June 30, 2015	$(1,812)	$(12,029)	$(13,841)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at March 31, 2014	$16,495	$(5,052)	$11,443
Other comprehensive loss	(169)	—	(169)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $29 (1)	—	51	51
Net current-period other comprehensive (loss) income, net of taxes	(169)	51	(118)
Balance at June 30, 2014	$16,326	$(5,001)	$11,325

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at December 31, 2014	$3,808	$(12,494)	$(8,686)
Other comprehensive loss	(5,620)	—	(5,620)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $249 (2)	—	465	465
Net current-period other comprehensive (loss) income, net of taxes	(5,620)	465	(5,155)
Balance at June 30, 2015	$(1,812)	$(12,029)	$(13,841)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$18,425	$(5,103)	$13,322
Other comprehensive loss	(2,099)	—	(2,099)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $58 (2)	—	102	102
Net current-period other comprehensive (loss) income, net of taxes	(2,099)	102	(1,997)
Balance at June 30, 2014	$16,326	$(5,001)	$11,325

_______________

(1)
Amounts reclassified from accumulated other comprehensive (loss) income were expensed and included in cost of sales ($141 and $31 for the three months ended June 30, 2015 and 2014, respectively) and selling, general and administrative expenses ($216 and $49 for the three months ended June 30, 2015 and 2014, respectively) in the condensed consolidated statements of income and comprehensive income (loss). The components in accumulated other comprehensive (loss) income are included in the computation of net periodic pension expense (income) as reported in Note 11.

(2)
Amounts reclassified from accumulated other comprehensive (loss) income were expensed and included in cost of sales ($281 and $62 for the six months ended June 30, 2015 and 2014, respectively) and selling, general and administrative expenses ($433 and $98 for the six months ended June 30, 2015 and 2014, respectively) in the condensed consolidated statements of income and comprehensive income (loss). The components in accumulated other comprehensive (loss) income are included in the computation of net periodic pension expense (income) as reported in Note 11.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to Chart Industries, Inc.	$17,157	$20,069	$22,403	$32,066
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.56	$0.66	$0.73	$1.06
Diluted	$0.56	$0.65	$0.73	$1.03

Weighted average number of common shares outstanding — basic	30,495	30,389	30,481	30,368
Incremental shares issuable upon assumed conversion and exercise of share-based awards	240	269	212	273
Incremental shares issuable due to dilutive effect of the Convertible Notes	—	320	—	529
Weighted average number of common shares outstanding — diluted	30,735	30,978	30,693	31,170
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Share-based awards	160	29	188	26
Convertible note hedge and capped call transactions (1)	—	320	—	529
Warrants	3,368	3,368	3,368	3,368
Total anti-dilutive securities	3,528	3,717	3,556	3,923
_______________

(1)	The convertible note hedge and capped call transactions offset any dilution upon actual conversion of the Convertible Notes up to a common stock price of $84.96. See Note 4 for further information.
NOTE 10 — Income Taxes
The effective income tax rate of 28.7% and 29.2% for the three and six months ended June 30, 2015, respectively, differed from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the federal statutory rate. The effective income tax rate of 30.2% and 30.0% for the three and six months ended June 30, 2014, respectively, differed from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company's foreign entities being taxed at lower rates than the federal statutory rate.
As of June 30, 2015, the Company has recorded a $948 liability for gross unrecognized tax benefits. This amount includes $462 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2015, the Company had accrued approximately $108 for the payment of interest and penalties.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 11 — Employee Benefit Plans
The Company has a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation. The following table represents the components of net periodic pension expense (income):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$571	$590	$1,143	$1,180
Expected return on plan assets	(800)	(776)	(1,599)	(1,552)
Amortization of net loss	357	80	714	160
Total net periodic pension expense (income)	$128	$(106)	$258	$(212)
NOTE 12 — Share-based Compensation
During the six months ended June 30, 2015, the Company granted 221 stock options, 117 restricted stock units and 24 performance units, while non-employee directors received 10 stock awards with a fair value of $341. During the six months ended June 30, 2015, participants in the Company’s stock option plans exercised options to purchase 38 shares of the Company’s common stock, while 12 stock options were forfeited.
Stock options generally vest ratably over a four-year vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period, and performance units and leveraged restricted share units generally vest at the end of a three-year performance period based on the achievement of certain performance conditions. During the six months ended June 30, 2015, 35 restricted stock and restricted stock units vested while 3 shares of restricted stock and restricted stock units were forfeited. Also, during the six months ended June 30, 2015, 27 and 11 performance units and leveraged restricted share units vested, respectively.
Share-based compensation expense was $2,034 and $1,926 for the three months ended June 30, 2015 and 2014, respectively. Share-based compensation expense was $7,786 and $5,883 for the six months ended June 30, 2015 and 2014, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income (loss). As of June 30, 2015, total share-based compensation of $10,617 is expected to be recognized over the weighted-average period of approximately 1.9 years.
NOTE 13 — Commitments and Contingencies
Enogex Matter
In November 2012, Chart Energy & Chemicals, Inc. (“CEC”), a subsidiary of the Company, filed a declaratory judgment action in the United States District Court for the Western District of Oklahoma (the “Federal Court”) seeking a judgment that certain claims for damages alleged by Enogex Holdings LLC, Enogex Gathering & Processing, LLC and affiliated companies with respect to a December 2010 fire at the Enogex natural gas processing plant in Cox City, Oklahoma were barred based on multiple defenses, including Oklahoma’s statute of repose. This action was precipitated by the receipt of a letter from Enogex alleging that CEC was responsible for damages in excess of $75,000 with respect to the fire as a result of the alleged failure of CEC’s equipment that was a component of the unit involved in the fire. Subsequent to the filing of CEC’s declaratory judgment action, in December 2012, Enogex filed suit in the District Court of Tulsa County, State of Oklahoma (the “State Court”) against the Company, CEC and its predecessors, a former employee of a predecessor of CEC, as well as other entities and an individual not affiliated with the Company, formalizing the allegations and claims contained in the November demand letter. Each party filed one or more motions to dismiss the other’s lawsuit. Enogex’s motion to dismiss initially was denied by the Federal Court, but Enogex moved for rehearing on its motion to dismiss, which the Federal Court granted based on a lack of jurisdictional diversity. The Company’s and CEC’s motions to dismiss were denied by the State Court. The Company, CEC and their affiliates filed multiple motions for summary judgment with the State Court, and the State Court granted a motion for partial summary judgment dismissing Enogex’s breach of contract and warranty claims, but denied other motions for summary judgment. Accordingly, litigation continues in the State Court on Enogex’s other claims, and Enogex is claiming damages of approximately $67,500, including investigation and repair costs and business interruption losses. This matter is set for trial beginning in late September 2015. The Company continues to believe that the allegations against the Company, CEC and their affiliates lack merit. The Company believes that it, CEC and their affiliates have strong factual and legal defenses to Enogex’s claims and intends to vigorously assert such defenses. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable. Furthermore, the Company believes that its

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

existing product liability insurance is adequate for potential losses associated with these claims. While the Company cannot predict with certainty the ultimate result of these proceedings, the Company does not believe that the final outcome of these proceedings will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
D&S Restructuring
On March 31, 2015, Chart announced its intention to close its Distribution & Storage (“D&S”) segment’s facility located in Owatonna, Minnesota.  This closure is a cost reduction measure in response to lower orders for products manufactured at this facility.  Costs incurred during the six months ended June 30, 2015 related to this restructuring activity were approximately $1,300 and include long-lived asset impairment charges, severance related costs and other miscellaneous costs.  The majority of these costs are included in cost of sales in the condensed consolidated statements of income and comprehensive income (loss).  The Company anticipates additional costs of approximately $2,000 primarily related to lease exit costs and $1,000 in severance costs for D&S segment cost reduction initiatives at other D&S segment facilities, which are expected to occur in the third quarter of 2015.
NOTE 14 — Reportable Segments
The structure of the Company’s internal organization is divided into the following reportable segments, which are also the Company’s operating segments: Energy & Chemicals (“E&C”), Distribution & Storage and BioMedical. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, risk management and share-based compensation expenses that are not allocated to the reportable segments.
The following table represents information for the Company’s reportable segments and its corporate function:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales
Energy & Chemicals	$91,339	$92,954	$178,809	$179,100
Distribution & Storage	121,813	149,105	226,884	278,627
BioMedical	57,100	64,751	109,664	115,323
Consolidated	$270,252	$306,810	$515,357	$573,050
Operating Income (Loss)
Energy & Chemicals	$19,958	$16,042	$35,940	$32,649
Distribution & Storage	11,367	24,222	22,642	42,309
BioMedical	6,225	7,424	9,878	9,819
Corporate	(12,421)	(13,644)	(28,374)	(28,587)
Consolidated	$25,129	$34,044	$40,086	$56,190

NOTE 15 — Subsequent Event
On July 1, 2015, the Company acquired 100% of the equity interests of Thermax, Inc. (“Thermax”) for an initial purchase price of $25,012, subject to working capital adjustments, and contingent consideration up to $11,288 to be paid over four years based on the achievement of certain earnings targets. Thermax, headquartered in Dartmouth, Massachusetts, designs and sells cryogenic fluid vaporizers and other ambient and powered vaporizer products utilized in industrial gas, petrochemical, and liquefied natural gas applications. Thermax’s results will be included in the Company’s D&S segment.

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
Sales for the six months ended June 30, 2015 were $515.4 million compared to sales of $573.1 million for the six months ended June 30, 2014, reflecting a decrease of $57.7 million, or 10.1%. This decrease was mainly attributable to a $60.9 million shortfall in liquefied natural gas applications within our D&S segment and the strength of the U.S. dollar, which had a significant negative impact on the results of our European operations when translated to U.S. dollars. The overall currency translation impact was approximately $16.2 million unfavorable on a constant currency basis. Gross profit for the six months ended June 30, 2015 was $147.4 million, or 28.6% of sales, as compared to $169.7 million, or 29.6% of sales, for the six months ended June 30, 2014. Gross profit decreased during the period mainly as a result of decreased volume related to liquefied natural gas applications within our D&S segment and the negative currency impact, and the related margin percentage decreased mainly due to product mix within our D&S segment as well as higher restructuring-related costs due to cost reduction initiatives including the Owatonna shutdown and reductions in headcount. Operating income for the six months ended June 30, 2015 was $40.1 million compared to $56.2 million for the six months ended June 30, 2014.

As previously disclosed, low oil prices continue to delay LNG conversions and LNG-related opportunities, which have negatively impacted our sales level this year. In addition, global competition continues to put pressure on pricing. Due to the uncertainty surrounding the price of oil and its impact on natural gas projects and our business, we continue to face challenges in the timing of orders. We remain encouraged by the long-term opportunities in low-cost small to mid-scale LNG liquefaction and larger multi-train LNG liquefaction, as evidenced by the recently announced pending equipment award for the Magnolia LNG export project, as well as previously disclosed potential opportunities with Venture Global LNG and Parallax Energy for which we continue to execute advance engineering for multi-train export facilities. We expect a staged release of the Magnolia LNG order commencing in the third quarter of 2015 with a commitment for all four trains by the end of 2015. The total order value is expected to be in excess of $80 million. Overall orders decreased during the second quarter of 2015 compared to the first quarter of 2015 as D&S segment orders decreased by $22.1 million compared to the prior quarter (net of $47.6 million in backlog adjustments) and E&C segment orders decreased by $20.0 million compared to the prior quarter.

On March 31, 2015, we announced our intention to close our D&S facility located in Owatonna, Minnesota.  This closure is a cost reduction measure in response to lower orders for products manufactured at this facility.  Costs incurred during the six months ended June 30, 2015 related to this restructuring activity were approximately $1.3 million and include long-lived asset impairment charges, severance related costs and other miscellaneous costs.  The majority of these costs are included in cost of sales in the condensed consolidated statements of income and comprehensive income (loss). We anticipate additional costs of approximately $2.0 million primarily related to lease exit costs and $1.0 million in severance costs for D&S segment cost reduction initiatives at other D&S segment facilities, which are expected to occur in the third quarter of 2015.

We continue to implement a number of cost reduction or avoidance actions, including headcount reductions. These actions equate to annualized savings in excess of $40 million. We closely monitor our end markets and order rates and will continue to take appropriate and timely actions as necessary.

The following table represents selected financial data for our operating segments for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales
Energy & Chemicals	$91,339	$92,954	$178,809	$179,100
Distribution & Storage	121,813	149,105	226,884	278,627
BioMedical	57,100	64,751	109,664	115,323
Consolidated	$270,252	$306,810	$515,357	$573,050
Gross Profit
Energy & Chemicals	$27,680	$24,613	$52,543	$49,336
Distribution & Storage	28,485	45,684	58,533	82,026
BioMedical	18,715	21,884	36,327	38,365
Consolidated	$74,880	$92,181	$147,403	$169,727
Gross Profit Margin
Energy & Chemicals	30.3%	26.5%	29.4%	27.5%
Distribution & Storage	23.4%	30.6%	25.8%	29.4%
BioMedical	32.8%	33.8%	33.1%	33.3%
Consolidated	27.7%	30.0%	28.6%	29.6%
SG&A Expenses
Energy & Chemicals	$7,024	$7,955	$15,206	$15,465
Distribution & Storage	15,878	20,179	33,347	37,130
BioMedical	10,325	11,884	21,902	23,391
Corporate	12,401	13,644	28,335	28,587
Consolidated	$45,628	$53,662	$98,790	$104,573
SG&A Expenses (% of Sales)
Energy & Chemicals	7.7%	8.6%	8.5%	8.6%
Distribution & Storage	13.0%	13.5%	14.7%	13.3%
BioMedical	18.1%	18.4%	20.0%	20.3%
Consolidated	16.9%	17.5%	19.2%	18.2%
Operating Income
Energy & Chemicals	$19,958	$16,042	$35,940	$32,649
Distribution & Storage	11,367	24,222	22,642	42,309
BioMedical	6,225	7,424	9,878	9,819
Corporate	(12,421)	(13,644)	(28,374)	(28,587)
Consolidated	$25,129	$34,044	$40,086	$56,190
Operating Margin
Energy & Chemicals	21.9%	17.3%	20.1%	18.2%
Distribution & Storage	9.3%	16.2%	10.0%	15.2%
BioMedical	10.9%	11.5%	9.0%	8.5%
Consolidated	9.3%	11.1%	7.8%	9.8%

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Sales
Sales for the three months ended June 30, 2015 were $270.3 million compared to $306.8 million for the three months ended June 30, 2014, reflecting a decrease of $36.5 million, or 11.9%.
E&C segment sales decreased by $1.6 million, or 1.7%, compared to the prior year period, largely driven by an $8.1 million volume shortfall within industrial gas applications mainly related to brazed aluminum heat exchangers. This was partially offset by improved project mix in process systems related to small to mid-scale LNG liquefaction and petrochemical projects which led to a $5.3 million increase within liquefied natural gas applications. Sales within natural gas processing (including petrochemical) applications increased by $1.2 million.
D&S segment sales decreased by $27.3 million, or 18.3%, compared to the prior year period, mainly attributable to a $30.2 million shortfall related to liquefied natural gas applications globally, particularly in China. Also, sales within bulk industrial gas applications decreased by $2.3 million during the quarter. These decreases were partially offset by a $5.2 million increase within packaged gas industrial applications. Currency was also a factor that negatively impacted D&S sales. The overall currency translation impact on sales attributable to the D&S segment was approximately $5.9 million unfavorable on a constant currency basis.
BioMedical segment sales decreased by $7.6 million, or 11.8%, compared to the prior year period. This decrease in BioMedical segment sales was largely driven by an $8.1 million decrease in respiratory therapy equipment sales, primarily in Europe, due to delays in the tendering process and currency. Sales within commercial oxygen generation systems increased by $2.0 million while sales within life sciences decreased by $1.5 million during the quarter. The overall currency translation impact on sales attributable to the BioMedical segment was approximately $2.9 million unfavorable on a constant currency basis.
Gross Profit and Margin
Gross profit for the three months ended June 30, 2015 was $74.9 million, or 27.7% of sales, versus $92.2 million, or 30.0% of sales for the three months ended June 30, 2014, which reflected a decrease of $17.3 million, while the related margin percentage decreased by 2.3 percentage points.
E&C segment gross profit increased by $3.1 million mainly driven by improved project mix in process systems related to LNG liquefaction and petrochemical projects. E&C segment margin increased by 3.8 percentage points mainly due to project mix and improved project execution.
D&S segment gross profit decreased by $17.2 million, and the related margin decreased by 7.2 percentage points. During the second quarter of June 30, 2014, the D&S segment experienced a favorable impact to gross profit as a result of resolving a LNG contract from a major oil company customer, which was partially cancelled. Excluding this impact, D&S segment gross profit and the related margin decreased by $12.5 million and 5.7 percentage points, respectively, compared to the prior year period mainly due to lower volume in LNG applications globally and higher restructuring-related costs due to cost reduction initiatives including the Owatonna shutdown and reductions in headcount.
BioMedical segment gross profit decreased by $3.2 million mainly due to lower volume in respiratory therapy equipment partially offset by higher volume in commercial oxygen generation systems, and the related margin decreased by 1.0 percentage point compared to the prior year period mainly due to product mix associated with respiratory therapy products, especially in Europe, partially offset by improved product mix within commercial oxygen generation systems. The BioMedical segment’s warranty expense as a percent of sales was 4.2% during the three months ended June 30, 2015 compared to 4.3% in the prior year quarter.
Selling, General & Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended June 30, 2015 were $45.6 million, or 16.9% of sales, compared to $53.7 million, or 17.5% of sales, for the three months ended June 30, 2014, representing a decrease of $8.1 million.
E&C segment SG&A expenses decreased by $0.9 million compared to the prior year period mainly due to lower variable short-term incentive compensation based on current performance.
D&S segment SG&A expenses decreased by $4.3 million compared to the prior year period primarily due to lower variable short-term incentive compensation based on current performance and lower bad debt expense.
BioMedical segment SG&A expenses decreased by $1.6 million compared to the prior year period mainly due to lower employee-related costs primarily driven by cost reduction initiatives.

Corporate SG&A expenses decreased by $1.3 million compared to the prior year period primarily driven by cost reduction initiatives.
Operating Income
As a result of the foregoing, operating income for the three months ended June 30, 2015 was $25.1 million, or 9.3% of sales, a decrease of $8.9 million compared to operating income of $34.0 million, or 11.1% of sales, for the same period in 2014.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended June 30, 2015 and 2014 was $4.0 million and $4.1 million, respectively. Interest expense for the three months ended June 30, 2015 included $1.3 million of 2.0% cash interest and $2.9 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For each of the three months ended June 30, 2015 and 2014, financing costs amortization was $0.3 million.
Foreign Currency (Gain) Loss
For the three months ended June 30, 2015, foreign currency gains were $3.1 million compared to foreign currency losses of $0.4 million for the three months ended June 30, 2014. Gains increased by $3.5 million during the three months ended June 30, 2015 due to exchange rate volatility, especially with respect to the euro.
Income Tax Expense
Income tax expense of $6.9 million and $8.8 million for the three months ended June 30, 2015 and 2014, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 28.7% and 30.2%, respectively. The decrease in the effective income tax rate was primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at lower rates.
Net Income
As a result of the foregoing, net income attributable to the Company for the three months ended June 30, 2015 and 2014 was $17.2 million and $20.1 million, respectively.
Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Sales
Sales for the six months ended June 30, 2015 were $515.4 million compared to $573.1 million for the six months ended June 30, 2014, reflecting a decrease of $57.7 million, or 10.1%.
E&C segment sales decreased slightly by $0.3 million, or 0.2%, compared to the prior year period. Within industrial gas applications and natural gas processing (including petrochemical) applications, sales decreased by $10.1 million and $3.0 million, respectively. This decrease was partially offset by improved project mix in process systems related to small to mid-scale LNG liquefaction and petrochemical projects which led to a $12.8 million increase within liquefied natural gas applications.
D&S segment sales decreased by $51.7 million, or 18.6%, compared to the prior year period, mainly attributable to a $60.9 million shortfall related to liquefied natural gas applications globally, particularly in China. This was partially offset by increases of $7.1 million and $2.1 million related to packaged gas industrial applications and bulk industrial gas applications, respectively. Currency was also a factor that negatively impacted D&S sales. The overall currency translation impact on sales attributable to the D&S segment was approximately $11.0 million unfavorable on a constant currency basis.
BioMedical segment sales decreased by $5.7 million, or 4.9%, compared to the prior year period. This decrease in BioMedical segment sales was largely driven by a $9.7 million decrease in respiratory therapy equipment sales as a result of currency and tender delays in Europe, partially offset by a $5.5 million increase in commercial oxygen generation systems. Sales within life sciences decreased by $1.5 million during the period. The overall currency translation impact on sales attributable to the BioMedical segment was approximately $5.2 million unfavorable on a constant currency basis.
Gross Profit and Margin
Gross profit for the six months ended June 30, 2015 was $147.4 million, or 28.6% of sales, versus $169.7 million, or 29.6% of sales, for the six months ended June 30, 2014, which reflected a decrease of $22.3 million, while the related margin percentage decreased by 1.0 percentage point.

E&C segment gross profit increased by $3.2 million mainly due to improved project mix and execution in process systems related to liquefied natural gas applications, partially offset by decreased volume within industrial gas and natural gas processing applications in brazed aluminum heat exchangers, and the related margin increased by 1.9 percentage points due to favorable project mix.
D&S segment gross profit decreased by $23.5 million, and the related margin decreased by 3.6 percentage points compared to the prior year period mainly due to decreased volume in LNG applications globally and higher restructuring-related costs due to cost reduction initiatives including the Owatonna shutdown and reductions in headcount.
BioMedical segment gross profit decreased by $2.0 million mainly due to lower volume in respiratory therapy equipment partially offset by higher volume in commercial oxygen generation systems, and the related margin decreased slightly by 0.2 percentage points compared to the prior year period mainly as lower volume was partially offset by improved product mix within commercial oxygen generation systems. The BioMedical segment’s warranty expense as a percent of sales was 4.1% during the six months ended June 30, 2015 compared to 5.0% in the prior year period.
SG&A Expenses
SG&A expenses for the six months ended June 30, 2015 were $98.8 million, or 19.2% of sales, compared to $104.6 million, or 18.2% of sales, for the six months ended June 30, 2014, representing a decrease of $5.8 million.
E&C segment SG&A expenses decreased by $0.3 million compared to the prior year period mainly due to lower variable short-term incentive compensation based on current performance, partially offset by increased bid and proposal marketing costs.
D&S segment SG&A expenses decreased by $3.8 million compared to the prior year period mainly due to lower variable short-term incentive compensation based on current performance and lower bad debt expense.
BioMedical segment SG&A expenses decreased by $1.5 million compared to the prior year period mainly due to employee-related costs primarily driven by cost reduction initiatives.
Corporate SG&A expenses decreased by $0.2 million compared to the prior year period mainly due to lower variable short-term incentive compensation based on current performance and the impact of other cost reduction initiatives, largely offset by a $1.9 million increase in share-based compensation expense mainly due to acceleration of expense based on retirement eligibility provisions as a greater mix of share-based awards satisfied these provisions during the first quarter of 2015.
Operating Income
As a result of the foregoing, operating income for the six months ended June 30, 2015 was $40.1 million, or 7.8% of sales, a decrease of $16.1 million compared to operating income of $56.2 million, or 9.8% of sales, for the same period in 2014.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the six months ended June 30, 2015 and 2014 was $7.9 million and $8.3 million, respectively. Interest expense for the six months ended June 30, 2015 included $2.5 million of 2.0% cash interest and $5.7 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. Financing costs amortization was $0.6 million and $0.7 million for the six months ended June 30, 2015 and 2014, respectively.
Foreign Currency (Gain) Loss
For the six months ended June 30, 2015, foreign currency gains were $0.1 million compared to foreign currency losses of $0.5 million for the six months ended June 30, 2014. Gains increased by $0.6 million during the six months ended June 30, 2015 due to exchange rate volatility, especially with respect to the euro.
Income Tax Expense
Income tax expense of $9.2 million and $14.0 million for the six months ended June 30, 2015 and 2014, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 29.2% and 30.0%, respectively. The decrease in the effective income tax rate was primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at lower rates.
Net Income
As a result of the foregoing, net income attributable to the Company for the six months ended June 30, 2015 and 2014 was $22.4 million and $32.1 million, respectively.

Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company's Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is the Company's intention to settle any excess conversion value in shares of the Company's common stock. However, the Company may elect to settle, at its discretion, any such excess value in cash, shares of the Company's common stock or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of the Company's common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share. At the end of the second quarter of 2015, events for early conversion were not met, and thus the Convertible Notes were not convertible as of, and for the fiscal quarter beginning July 1, 2015. There have been no conversions as of the date of this filing. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from cash balances or borrowings under its senior secured revolving credit facility.
Senior Secured Revolving Credit Facility: The Company has a five-year $450.0 million senior secured revolving credit facility (the “SSRCF”) which matures on October 29, 2019. The SSRCF includes a $25.0 million sub-limit for the issuance of swingline loans and a $100.0 million sub-limit to be used for letters of credit. There is a foreign currency limit of $100.0 million under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100.0 million made by the Company’s wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited. The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200.0 million in term loans or revolving credit commitments from its lenders. Loans under the SSRCF bear interest at LIBOR or the Adjusted Base Rate as defined in the Debt and Credit Arrangements note (Note 4) to our condensed consolidated financial statements included elsewhere in this report, plus a margin that varies with the Company’s leverage ratio. Significant financial covenants for the SSRCF include a leverage ratio and an interest ratio. As of June 30, 2015, there was $10.0 million outstanding under the SSRCF bearing interest at 1.7% on a weighted-average basis. The Company also had $27.7 million in letters of credit and bank guarantees supported by the SSRCF, which had availability of $412.3 million, at June 30, 2015. The Company was in compliance with all covenants, including its financial covenants, at June 30, 2015.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $8.2 million) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC, Chengdu or Wuxi under the China Facilities are guaranteed by the Company. At June 30, 2015, there was 30.0 million Chinese yuan (equivalent to $4.9 million) outstanding under the revolving line, bearing interest at 5.6% on a weighted-average basis.
CCESC and Chengdu share a facility for up to 10.0 million Chinese yuan (equivalent to $1.6 million) which can be utilized for forward currency transactions. This facility is unsecured. There were no borrowings under this facility at June 30, 2015.
CCDEC maintains a credit facility with Bank of China whereby CCDEC may borrow up to 50.0 million Chinese yuan (equivalent to $8.2 million) for working capital purposes, and 30.0 million Chinese yuan (equivalent to $4.9 million) for non-financing bank guarantee purposes. This credit facility is effective until August 7, 2015. At June 30, 2015 there was 10.0 million Chinese yuan (equivalent to $1.6 million) outstanding under this facility, bearing interest at 5.7%.
CCESC maintains a credit facility with Bank of China whereby CCESC may borrow up to 100.0 million Chinese yuan (equivalent to $16.4 million) for working capital purposes. This credit facility expired on July 8, 2015. There were no borrowings under this facility at June 30, 2015.
CCESC maintains an unsecured credit facility with HSBC whereby CCESC may borrow up to 30.0 million Chinese yuan (equivalent to $4.9 million) for working capital purposes. There were no borrowings under this facility at June 30, 2015.
At June 30, 2015, CCESC had 23.2 million Chinese yuan (equivalent to $3.8 million) in bank guarantees. CCDEC and Wuxi also had bank guarantees at June 30, 2015 of approximately 0.6 million Chinese yuan (equivalent to $0.1 million) in total.

Foreign Facilities – Europe: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured revolving credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $7.2 million). Both of the facilities allow Ferox to request bank guarantees and letters of credit. Neither of the facilities allow revolving credit borrowings. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit. Ferox’s land and buildings secure the credit facilities. At June 30, 2015, there were 52.4 million Czech koruna (equivalent to $2.2 million) of bank guarantees supported by such facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 million in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of June 30, 2015.
Our debt and related covenants are further described in the Debt and Credit Arrangements note (Note 4) to our condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $82.9 million at June 30, 2015, a decrease of $20.8 million from the balance at December 31, 2014. Our foreign subsidiaries held cash of approximately $69.9 million and $82.9 million at June 30, 2015 and December 31, 2014, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. We believe that our existing cash and cash equivalents, funds available under our SSRCF and cash provided by operations will be sufficient to finance our normal working capital needs, acquisitions, and investments in properties, facilities and equipment for the foreseeable future.
Cash provided by operating activities was $8.6 million for the six months ended June 30, 2015 compared to $42.3 million of cash provided by operating activities for the six months ended June 30, 2014. The decrease in cash provided by operations was due to lower net income and an increase in working capital. Timing of cash payments resulted in lower cash collections during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Also during the six months ended June 30, 2015, inventory increased by $17.8 million, mainly in the D&S segment, as a result of lower than expected sales volume.
Cash used in investing activities was $35.6 million and $35.9 million for the six months ended June 30, 2015 and 2014, respectively. Capital expenditures and payments for land use rights were $24.5 million and $11.0 million, respectively, for the six months ended June 30, 2015, primarily for a D&S segment capacity expansion project in China. Also during the six months ended June 30, 2015, we used $0.3 million of cash to fund an acquisition in the D&S segment.
Cash provided by financing activities for the six months ended June 30, 2015 was $10.0 million compared to $0.1 million of cash used in financing activities for the six months ended June 30, 2014. During the six months ended June 30, 2015, we borrowed $10.0 million from our SSRCF (net of $0.8 million in repayments) and 10.0 million Chinese yuan (equivalent to $1.6 million) from our China Facilities. Also during the six months ended June 30, 2015, we received $0.5 million in proceeds from stock option exercises. We used $0.8 million for the purchase of common stock which was surrendered to cover tax withholding elections during the six months ended June 30, 2015. Other uses of cash included a $0.6 million contingent consideration payment related to a prior acquisition.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2015. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We expect capital expenditures for the remaining six months of 2015 to be in the range of $30.0 to $35.0 million, which will be deployed primarily within our D&S segment for a capacity expansion project in China. In July 2015, we used $25.0 million to acquire Thermax which is part of our D&S segment. For the remaining six months of 2015, we contemplate the use of approximately $13.0 to $16.0 million of cash to pay U.S. and foreign income taxes.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Orders may also be negatively impacted by ability or likelihood of customers to fulfill their obligations. Our backlog as of June 30, 2015 was $524.7 million compared to $608.7 million as of March 31, 2015.
The table below represents orders (net of backlog adjustments) and backlog by segment for the periods indicated (dollar amounts in thousands):

	Three Months Ended
	June 30, 2015	March 31, 2015
Orders
Energy & Chemicals	$22,690	$42,649
Distribution & Storage	101,964	124,031
BioMedical	58,891	52,867
Total	$183,545	$219,547
Backlog
Energy & Chemicals	$181,603	$249,778
Distribution & Storage	322,271	340,477
BioMedical	20,793	18,436
Total	$524,667	$608,691
E&C orders for the three months ended June 30, 2015 were $22.7 million compared to $42.6 million for the three months ended March 31, 2015. E&C backlog totaled $181.6 million at June 30, 2015, compared to $249.8 million as of March 31, 2015. We experienced lower order activity in our E&C segment mainly related to natural gas processing applications. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter.
D&S orders for the three months ended June 30, 2015 were $102.0 million (net of $47.6 million in backlog adjustments related to China where circumstances indicated the customer would not fulfill their obligation) compared to $124.0 million for the three months ended March 31, 2015. Excluding the impact of these backlog adjustments, orders increased mainly due to favorable order intake in the U.S. related to LNG vehicle tanks and systems, bulk trailers and railcars within bulk and packaged gas industrial applications. D&S backlog totaled $322.3 million at June 30, 2015 compared to $340.5 million as of March 31, 2015. Approximately half of the D&S backlog relates to China as of June 30, 2015, including approximately $82.7 million related to PetroChina. Management continues to evaluate the backlog in China in light of lower oil prices and the economic slowdown in China and ability or likelihood of customers to fulfill their obligations.
BioMedical orders for the three months ended June 30, 2015 were $58.9 million compared to $52.9 million for the three months ended March 31, 2015. The increase in BioMedical orders was mainly attributable to respiratory therapy and life sciences applications. BioMedical backlog at June 30, 2015 totaled $20.8 million compared to $18.4 million as of March 31, 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Application of Critical Accounting Policies
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts, goodwill, indefinite-lived intangibles, product warranty costs, pensions and share-based compensation. There have been no significant changes to our critical accounting policies since December 31, 2014. See an update to the goodwill and indefinite-lived intangible assets policy below.
Goodwill and Indefinite-Lived Intangible Assets. For the BioMedical reporting unit, we performed an interim quantitative assessment for both goodwill and certain indefinite-lived assets as of December 31, 2014. Based on the results of our Step 1 analysis, the excess fair value over the carrying amount of the BioMedical reporting unit was approximately 10% to 30%

depending on discount rate assumptions and forecasts, and as such, we determined the goodwill as of December 31, 2014 was not impaired. During the first and second quarters of 2015, the BioMedical segment performed in-line with our expectations.
We believe that the performance of our stock price is driven by lower oil prices and its impact on our energy-related business in the E&C and D&S segments. Our common stock increased from a closing share price of $34.20 at December 31, 2014 to a closing share price of $35.75 at June 30, 2015. Subsequent to the end of the second quarter, our common stock decreased to a closing share price $30.26 at July 28, 2015 accompanied by the decline of oil prices during the same period.
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
Interest Rate Risk: The Company’s primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. As of June 30, 2015, there was $10.0 million outstanding under the SSRCF bearing interest at 1.7% on a weighted-average basis. Based on current low borrowings under the SSRCF, the Company believes that interest rate exposure is not a material risk to the Company at this time. If interest rates were to increase 200 basis points (2 percent) from June 30, 2015 rates, and assuming no changes in borrowings under the SSRCF from the June 30, 2015 level, our additional annual expense would be approximately $0.2 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: The Company operates in the United States, Asia, Australia, Europe and South America, creating exposure to foreign currency exchange fluctuations in the normal course of business which can impact our financial position, results of operations, cash flow and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the condensed consolidated statements of income and comprehensive income (loss). Translation exposure is primarily with the euro, the Chinese yuan, and the Japanese yen. During the second quarter of 2015, the euro increased in relation to the U.S. dollar by 4% while the Chinese yuan remained flat and the Japanese yen decreased by 2% in relation to the U.S. dollar. At June 30, 2015, a hypothetical further 10% strengthening of the U.S. dollar would not materially affect the Company’s financial statements.
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
As of June 30, 2015, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In November 2012, Chart Energy & Chemicals, Inc. (“CEC”), a subsidiary of the Company, filed a declaratory judgment action in the United States District Court for the Western District of Oklahoma (the “Federal Court”) seeking a judgment that certain claims for damages alleged by Enogex Holdings LLC, Enogex Gathering & Processing, LLC and affiliated companies with respect to a December 2010 fire at the Enogex natural gas processing plant in Cox City, Oklahoma were barred based on multiple defenses, including Oklahoma’s statute of repose. This action was precipitated by the receipt of a letter from Enogex alleging that CEC was responsible for damages in excess of $75 million with respect to the fire as a result of the alleged failure of CEC’s equipment that was a component of the unit involved in the fire. Subsequent to the filing of CEC’s declaratory judgment action, in December 2012, Enogex filed suit in the District Court of Tulsa County, State of Oklahoma (the “State Court”) against the Company, CEC and its predecessors, a former employee of a predecessor of CEC, as well as other entities and an individual not affiliated with the Company, formalizing the allegations and claims contained in the November demand letter. Each party filed one or more motions to dismiss the other’s lawsuit. Enogex’s motion to dismiss initially was denied by the Federal Court, but Enogex moved for rehearing on its motion to dismiss, which the Federal Court granted based on a lack of jurisdictional diversity. The Company’s and CEC’s motions to dismiss were denied by the State Court. The Company, CEC and their affiliates filed multiple motions for summary judgment with the State Court, and the State Court granted a motion for partial summary judgment dismissing Enogex’s breach of contract and warranty claims, but denied other motions for summary judgment. Accordingly, litigation continues in the State Court on Enogex’s other claims, and Enogex is claiming damages of approximately $67.5 million, including investigation and repair costs and business interruption losses. This matter is set for trial beginning in late September 2015. The Company continues to believe that the allegations against the Company, CEC and their affiliates lack merit. The Company believes that it, CEC and their affiliates have strong factual and legal defenses to Enogex’s claims and intends to vigorously assert such defenses. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable. Furthermore, the Company believes that its existing product liability insurance is adequate for potential losses associated with these claims. While the Company cannot predict with certainty the ultimate result of these proceedings, the Company does not believe that the final outcome of these proceedings will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	None.

b.)	None.

c.)
During the second quarter of 2015, 460 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $16,800. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended June 30, 2015.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2015	402	$36.58	—	$—
May 1 – 31, 2015	24	35.64	—	—
June 1 – 30, 2015	34	35.32	—	—
Total	460	$36.43	—	$—

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (x)

32.1	Section 1350 Certification of Chief Executive Officer (xx)

32.2	Section 1350 Certification of Chief Financial Officer (xx)

101.INS	XBRL Instance Document (xxx)

101.SCH	XBRL Taxonomy Extension Schema Document (xxx)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (xxx)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (xxx)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (xxx)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (xxx)
_______________

(x)	Filed herewith.

(xx)	Furnished herewith.

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

Chart Industries, Inc.
(Registrant)

Date:	July 30, 2015	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)