Form 10-Q
period 2015-09-30
CHART INDUSTRIES INC
filed 2015-10-29
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
At October 23, 2015, there were 30,544,504 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$82,537	$103,656
Accounts receivable, less allowances of $5,836 and $6,475	174,909	189,115
Inventories, net	220,844	215,725
Unbilled contract revenue	53,796	58,645
Prepaid expenses	11,106	15,708
Deferred income taxes	17,368	17,248
Other current assets	12,097	15,009
Total Current Assets	572,657	615,106
Property, plant and equipment, net	267,374	257,645
Goodwill	414,121	405,522
Identifiable intangible assets, net	161,228	153,666
Other assets	23,774	30,124
TOTAL ASSETS	$1,439,154	$1,462,063
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$85,768	$114,252
Customer advances and billings in excess of contract revenue	69,698	82,158
Accrued salaries, wages and benefits	30,958	35,655
Current portion of warranty reserve	14,497	14,325
Short-term debt	6,288	4,903
Other current liabilities	31,378	36,466
Total Current Liabilities	238,587	287,759
Long-term debt	212,665	204,099
Long-term deferred tax liabilities	42,922	46,888
Long-term portion of warranty reserve	6,015	9,921
Accrued pension liabilities	16,238	16,920
Other long-term liabilities	12,215	9,396
Total Liabilities	528,642	574,983

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 30,543,775 and 30,482,252 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	305	305
Additional paid-in capital	385,511	377,209
Retained earnings	538,214	511,051
Accumulated other comprehensive loss	(19,803)	(8,686)
Total Chart Industries, Inc. Shareholders’ Equity	904,227	879,879
Noncontrolling interests	6,285	7,201
Total Equity	910,512	887,080
TOTAL LIABILITIES AND EQUITY	$1,439,154	$1,462,063
The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$264,047	$293,841	$779,404	$866,891
Cost of sales	195,758	202,608	563,712	605,931
Gross profit	68,289	91,233	215,692	260,960
Selling, general and administrative expenses	48,108	46,377	146,898	150,950
Amortization expense	4,572	4,501	13,099	13,465
Operating expenses	52,680	50,878	159,997	164,415
Operating income	15,609	40,355	55,695	96,545
Other expenses:
Interest expense, net	4,073	4,234	11,994	12,520
Financing costs amortization	322	326	969	979
Foreign currency loss	848	507	771	1,016
Other expenses, net	5,243	5,067	13,734	14,515
Income before income taxes	10,366	35,288	41,961	82,030
Income tax expense	6,095	12,136	15,333	26,168
Net income	4,271	23,152	26,628	55,862
Noncontrolling interests, net of taxes	(489)	301	(535)	945
Net income attributable to Chart Industries, Inc.	$4,760	$22,851	$27,163	$54,917
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.16	$0.75	$0.89	$1.81
Diluted	$0.15	$0.74	$0.88	$1.77
Weighted-average number of common shares outstanding:
Basic	30,498	30,396	30,487	30,377
Diluted	30,745	30,771	30,693	31,056

Comprehensive (loss) income, net of taxes	$(1,964)	$15,110	$15,243	$45,693
Less: Comprehensive (loss) income attributable to noncontrolling interests, net of taxes	(762)	372	(803)	886
Comprehensive (loss) income attributable to Chart Industries, Inc., net of taxes	$(1,202)	$14,738	$16,046	$44,807

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$26,628	$55,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,134	31,596
Asset impairment	1,556	—
Interest accretion of convertible notes discount	8,566	7,917
Employee share-based compensation expense	9,203	7,613
Financing costs amortization	969	979
Unrealized foreign currency transaction (gain) loss	(764)	2,295
Other non-cash operating activities	(136)	(67)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	17,269	39,771
Inventory	(8,073)	(19,106)
Unbilled contract revenues and other assets	13,170	(40,301)
Accounts payable and other liabilities	(35,853)	(11,361)
Customer advances and billings in excess of contract revenue	(11,573)	(9,093)
Net Cash Provided By Operating Activities	55,096	66,105
INVESTING ACTIVITIES
Capital expenditures	(36,066)	(42,886)
Payments for China land use rights	(11,043)	—
Proceeds from sale of assets	395	1,692
Acquisition of businesses, net of cash acquired	(24,517)	(11,943)
Net Cash Used In Investing Activities	(71,231)	(53,137)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	68,827	7,884
Repayments on revolving credit facilities	(67,196)	(3,252)
Payments on long-term debt	—	(2,813)
Proceeds from exercise of stock options	486	706
Excess tax (deficiency) benefit from share-based compensation	(538)	1,753
Payment of contingent consideration	(611)	(741)
Common stock repurchases	(849)	(3,326)
Dividend distribution to noncontrolling interests	(120)	(1,206)
Other financing activities	(156)	—
Net Cash Used In Financing Activities	(157)	(995)
Effect of exchange rate changes on cash	(4,827)	(8,896)
Net (decrease) increase in cash and cash equivalents	(21,119)	3,077
Cash and cash equivalents at beginning of period	103,656	137,345
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,537	$140,422
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2015
(Dollars and shares in thousands, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
Recently Issued Accounting Standards: In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within such fiscal years. Early adoption is permitted. The Company early adopted this guidance, and its adoption did not have a material impact on the Company’s consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” The amendments require an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments do not apply to inventory that is measured using the last-in, first-out cost method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. This ASU is effective for fiscal years beginning after December 15, 2016. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures.
In April 2015, the FASB issued ASU 2015-03, “Interest–Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The amendments require an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, which states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU is effective for fiscal years beginning after December 15, 2015 and interim reporting periods within those fiscal years. The new guidance will be applied retrospectively to each prior period presented. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The amendments require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the new standard by one year. As a result, the standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within such fiscal years. The ASU allows full retrospective or modified retrospective adoption. Early adoption is permitted as of fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. The Company is currently assessing the transition method and effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures.
NOTE 2 — Inventories
The following table summarizes the components of inventory:

	September 30, 2015	December 31, 2014
Raw materials and supplies	$80,663	$94,437
Work in process	39,965	35,631
Finished goods	100,216	85,657
Total inventories, net	$220,844	$215,725
The allowances for excess, obsolete and lower of cost or market totaled $6,578 and $5,233 at September 30, 2015 and December 31, 2014, respectively.
NOTE 3 — Goodwill and Intangible Assets
Interim Quantitative Impairment Assessment
The market value of our common stock has declined from a closing per-share price of $34.20 at December 31, 2014 to $19.21 at September 30, 2015. The decline in the Company’s stock price in the third quarter of 2015 was deemed to be an interim impairment indicator. As such, an interim quantitative impairment assessment of goodwill and indefinite-lived intangible assets was performed. The Company compared the estimated fair value of each reporting unit to its carrying value, including goodwill. The Company also compared the estimated fair values of indefinite-lived intangible assets to their carrying values.
A significant amount of management judgment is necessary to estimate future cash flows which are used to measure fair value. Significant estimates and assumptions inherent in the valuations include current and anticipated market conditions, internal projections and operating plans which incorporate estimates for sales growth and profitability and the discount rates applied to projected cash flows. Based on the interim quantitative impairment assessment, estimated fair values exceeded the carrying values for all reporting units; however, the estimated fair values of the D&S and BioMedical reporting units only exceeded their respective carrying values by approximately 10% to 20%. As such, there was no impairment of goodwill as of September 30, 2015. Furthermore, there was no impairment of indefinite-lived intangible assets as of September 30, 2015.
Changes in estimates and assumptions used to determine whether impairment exists, future declines in actual and forecasted operating results and/or market conditions, especially in energy markets, or the Company’s market capitalization could indicate a need to reevaluate the fair value of the reporting units and may ultimately result in an impairment to goodwill and/or indefinite-lived intangible assets in future periods.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at December 31, 2014	$92,638	$157,248	$155,636	$405,522
Foreign currency translation adjustments and other	(359)	(1,643)	—	(2,002)
Goodwill acquired during the year	—	10,601	—	10,601
Balance at September 30, 2015	$92,279	$166,206	$155,636	$414,121
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill)(1)(2):

	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	$35,510	$(6,672)	$35,933	$(6,979)
Patents	7,780	(6,716)	7,809	(6,213)
Trademarks and trade names	10,058	(6,784)	8,981	(6,206)
Non-compete agreements	405	(344)	421	(88)
Customer relationships	161,863	(94,652)	154,945	(84,776)
Land use rights	13,752	(509)	2,588	(411)
Total finite-lived intangible assets	$229,368	$(115,677)	$210,677	$(104,673)
Indefinite-lived intangible assets:
Trademarks and trade names	$47,537		$47,662
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

(2)	The Company amortizes certain identifiable intangible assets mainly on a straight-line basis over their estimated useful lives, which range from one to 50 years.
Expense for intangible assets subject to amortization was $4,572 and $4,501 for the three months ended September 30, 2015 and 2014, respectively. Expense for intangible assets subject to amortization was $13,099 and $13,465 for the nine months ended September 30, 2015 and 2014, respectively. The Company estimates amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2015	$17,300
2016	15,500
2017	14,300
2018	13,500
2019	13,400
NOTE 4 — Debt and Credit Arrangements
Convertible Notes
The outstanding aggregate principal amount of the Company’s 2.0% Convertible Senior Subordinated Notes due 2018 (the “Convertible Notes”) is $250,000. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2015
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
Upon issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885, which was recorded as long-term debt, and an equity component of $79,115, which was initially recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represented the Company’s interest rate for similar debt instruments at that time without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. At September 30, 2015 and December 31, 2014, the carrying amount of the liability component was $212,665 and $204,099, respectively, and the unamortized debt discount of the Convertible Notes was $37,335 and $45,901, respectively.
For the three months ended September 30, 2015 and 2014, interest expense for the Convertible Notes was $4,162 and $3,941, respectively, which included $2,912 and $2,691 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $1,250 of 2.0% cash interest for both periods. For the nine months ended September 30, 2015 and 2014, interest expense for the Convertible Notes was $12,316 and $11,667, respectively, which included $8,566 and $7,917 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $3,750 of 2.0% cash interest for both periods. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277, with $2,303 recorded as a reduction in additional paid-in-capital. The remaining balance of $4,974 is being amortized over the term of the Convertible Notes. For the three months ended September 30, 2015 and 2014, total expense associated with the amortization of these debt issuance costs was $177 and $178, respectively. For the nine months ended September 30, 2015 and 2014, total expense associated with the amortization of these debt issuance costs was $533 for both periods.
Prior to May 1, 2018, the Convertible Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2011 (and only during such fiscal

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2015
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
The Company reassesses the convertibility of the Convertible Notes and the related balance sheet classification on a quarterly basis. At the end of the third quarter of 2015, events for early conversion were not met, and thus the Convertible Notes were not convertible as of and for the fiscal quarter beginning October 1, 2015.
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
The Company recorded $2,869 in deferred debt issuance costs associated with the SSRCF which are being amortized over the five-year term of the SSRCF. For the three months ended September 30, 2015 and 2014, total expense associated with the amortization of these debt issuance costs was $145 and $148, respectively. For the nine months ended September 30, 2015 and 2014, total expense associated with the amortization of these debt issuance costs was $436 and $446, respectively.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the Convertible Notes outstanding six months prior to the maturity date of the Convertible Notes and when holders of the Convertible Notes have the option to require the Company to repurchase the Convertible Notes, a maximum leverage ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0. The required leverage ratio can be relaxed on up to two occasions, upon notification to the lenders, to 3.75 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100,000 or greater. The SSRCF contains a number of other customary covenants including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At September 30, 2015, the Company was in compliance with all covenants.
As of September 30, 2015, there were no borrowings outstanding under the SSRCF. The Company had $26,763 in letters of credit and bank guarantees supported by the SSRCF, which had availability of $423,237 at September 30, 2015. The obligations under the SSRCF are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the SSRCF) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7,860) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC, Chengdu or Wuxi under the China Facilities are guaranteed by the Company. At September 30, 2015, there was 30.0 million Chinese yuan (equivalent to $4,716) outstanding under the revolving line, bearing interest at 5.4% on a weighted-average basis.
CCESC and Chengdu share a facility for up to 10.0 million Chinese yuan (equivalent to $1,572) which can be utilized for forward currency transactions. This facility is unsecured. There were no borrowings under this facility at September 30, 2015.
CCDEC maintains a credit facility with Bank of China whereby CCDEC may borrow up to 50.0 million Chinese yuan (equivalent to $7,860) for working capital purposes, and 30.0 million Chinese yuan (equivalent to $4,716) for non-financing bank guarantee purposes. This credit facility is effective until March 31, 2016. At September 30, 2015 there was 10.0 million Chinese yuan (equivalent to $1,572) outstanding under this facility, bearing interest at 5.7%.
CCESC maintains a credit facility with Bank of China whereby CCESC may borrow up to 100.0 million Chinese yuan (equivalent to $15,720) for working capital purposes. This credit facility is effective until June 23, 2016. There were no borrowings under this facility at September 30, 2015.
CCESC maintains an unsecured credit facility with HSBC whereby CCESC may borrow up to 30.0 million Chinese yuan (equivalent to $4,716) for working capital purposes. There were no borrowings under this facility at September 30, 2015.
At September 30, 2015, CCESC, CCDEC and Wuxi had 10.2 million Chinese yuan (equivalent to $1,598), 5.2 million Chinese yuan (equivalent to $813) and 0.6 million Chinese yuan (equivalent to $88) in bank guarantees, respectively.
Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $7,211). Both of the facilities allow Ferox to request bank guarantees and letters of credit. Neither of the facilities allow revolving credit borrowings. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit. Ferox’s land and buildings secure the credit facilities. As of September 30, 2015, there were bank guarantees of 47.2 million Czech koruna (equivalent to $1,944) supported by the Ferox credit facilities.
Chart Luxembourg maintains an overdraft facility with $5,000 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of September 30, 2015.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

Fair Value Disclosures
The fair value of the Convertible Notes was approximately 87% of their par value as of September 30, 2015 and approximately 95% of their par value as of December 31, 2014. The Convertible Notes are actively quoted instruments and, accordingly, the fair value of the Convertible Notes was determined using Level 1 inputs as defined in Note 8.
NOTE 5 — Derivative Financial Instruments
The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency risk that exists as part of its ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instruments. The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency activity and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the U.S. dollar, the euro, the Japanese yen, the Czech koruna, and the Chinese yuan. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Foreign currency forward contracts are measured at fair value and recorded in the condensed consolidated balance sheets as other current assets or liabilities and reported as financial assets and liabilities in Note 8. Changes in their fair value are recorded in the condensed consolidated statements of income and comprehensive (loss) income as foreign currency gains or losses. The Company's foreign currency forward contracts are not exchange traded instruments and, accordingly, the valuation is performed using Level 2 inputs as defined in Note 8. Gains or losses on settled or expired contracts are recorded in the condensed consolidated statements of income and comprehensive (loss) income as foreign currency gains or losses.
The changes in fair value with respect to the Company’s foreign currency forward contracts generated a net loss of $934 and a net gain of $2,502 for the three months ended September 30, 2015 and 2014, respectively. The change in fair value with respect to the Company’s foreign currency forward contracts generated net gains of $2,063 and $2,556 for the nine months ended September 30, 2015 and 2014, respectively.
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
The following table represents changes in the Company’s consolidated warranty reserve:

Balance at December 31, 2014	$24,246
Warranty expense	11,933
Warranty usage	(15,667)
Balance at September 30, 2015	$20,512
NOTE 7 — Business Combinations
Thermax Acquisition
On July 1, 2015, the Company acquired 100% of the equity interests of Thermax, Inc. (“Thermax”) for an estimated purchase price of $29,684 after working capital adjustments, of which $24,197 was paid at closing (net of $2,307 in cash acquired). The cash purchase price is subject to post-closing adjustments. The remainder of the estimated purchase price represents the estimated fair value of the contingent consideration to be paid over four years based on the achievement of certain earnings targets. The fair value of the net assets acquired and goodwill at the date of acquisition was $19,264 and $10,420, respectively. Net assets includes $10,000 in intangible assets, which consists of customer relationships, unpatented technology and trademarks and trade names. The purchase price allocation relating to the Thermax acquisition is preliminary and is based on provisional fair values and subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the value of net assets acquired.
Thermax, headquartered in Dartmouth, Massachusetts, designs and sells cryogenic fluid vaporizers and other ambient and powered vaporizer products utilized in industrial gas, petrochemical, and liquefied natural gas applications. Thermax’s results are included in the Company’s D&S business segment from the date of acquisition.
Wuxi Acquisition
On May 27, 2014, Chart Asia finalized the acquisition of 100% of the equity of Wuxi Zhongbo Gas and Air Equipment Manufacturing Co. Ltd., which changed its name to Chart Energy & Chemicals Wuxi Co., Ltd., for an aggregate cash purchase price of 73.3 million Chinese yuan (equivalent to $11,943), net of cash acquired. The fair value of the net assets acquired and goodwill at the date of acquisition was 15.6 million Chinese yuan and 57.7 million Chinese yuan, respectively. Wuxi, located in Wuxi, Jiangsu Province, China, designs, manufactures and sells low-pressure brazed aluminum heat exchangers. In addition, cold box fabrication operations were relocated from Changzhou, China to the Wuxi facility. Wuxi’s results are included in the Company’s Energy & Chemicals business segment from the date of acquisition.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

Contingent Consideration
The estimated fair value of contingent consideration relating to the Thermax acquisition was $1,800 at the date of acquisition and was valued according to a discounted cash flow approach, which includes assumptions regarding the probability of achieving certain earnings targets and a discount rate applied to the potential payments. Potential payments may be paid between July 1, 2016 and July 1, 2019 based on the attainment of certain earnings targets. The potential payment related to Thermax contingent consideration is between $0 and $11,288.
The estimated fair value of contingent consideration relating to a prior BioMedical segment acquisition is currently valued at $0. The valuation was performed using a discounted cash flow approach which includes assumptions regarding the probability of achieving gross sales targets and the discount rate applied to the potential payments. Potential payments may be paid between October 1, 2015 and March 31, 2016 based on the attainment of certain revenue targets. The remaining potential payment related to BioMedical segment contingent consideration is between $0 and $1,648.
Valuations are performed using Level 3 inputs as defined in Note 8 and are evaluated on a quarterly basis based on forecasted sales and earnings targets. Contingent consideration liabilities are classified as other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. Changes in fair value of contingent consideration, including accretion, are recorded as selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive (loss) income.
The following table represents the changes in contingent consideration liabilities by segment:

	Distribution & Storage	BioMedical	Total
Balance at December 31, 2014	$—	$1,074	$1,074
Fair value of contingent consideration at inception	1,800	—	1,800
Increase (decrease) in fair value of contingent consideration liabilities (1) (2)	86	(463)	(377)
Payment of contingent consideration	—	(611)	(611)
Balance at September 30, 2015	$1,886	$—	$1,886
_______________

(1)	For the three months ended September 30, 2015, the fair value of contingent consideration related to the Distribution & Storage segment increased by $86.

(2)
For the three months ended September 30, 2014, the fair value of contingent consideration related to the BioMedical segment increased by $63. For the nine months ended September 30, 2015 and 2014, the fair value of contingent consideration related to the BioMedical segment decreased by $463 and increased by $187, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2015
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
Level 3 — Valuations based on unobservable inputs reflect the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.
Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company’s condensed consolidated balance sheets are as follows:

	September 30, 2015
	Total	Level 2	Level 3
Foreign currency forward contracts	$481	$481	$—
Total financial assets	$481	$481	$—

Foreign currency forward contracts	$183	$183	$—
Contingent consideration liabilities	1,886	—	1,886
Total financial liabilities	$2,069	$183	$1,886

	December 31, 2014
	Total	Level 2	Level 3
Foreign currency forward contracts	$49	$49	$—
Contingent consideration liabilities	1,074	—	1,074
Total financial liabilities	$1,123	$49	$1,074
Refer to Note 5 for further information regarding derivative financial instruments and Note 7 for further information regarding contingent consideration liabilities.
NOTE 9 — Equity
Accumulated Other Comprehensive (Loss) Income
The following tables represent changes in accumulated other comprehensive (loss) income by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at June 30, 2015	$(1,812)	$(12,029)	$(13,841)
Other comprehensive loss	(6,193)	—	(6,193)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $126 (1)	—	231	231
Net current-period other comprehensive (loss) income, net of taxes	(6,193)	231	(5,962)
Balance at September 30, 2015	$(8,005)	$(11,798)	$(19,803)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at June 30, 2014	$16,326	$(5,001)	$11,325
Other comprehensive loss	(8,164)	—	(8,164)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $29 (1)	—	51	51
Net current-period other comprehensive (loss) income, net of taxes	(8,164)	51	(8,113)
Balance at September 30, 2014	$8,162	$(4,950)	$3,212

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at December 31, 2014	$3,808	$(12,494)	$(8,686)
Other comprehensive loss	(11,813)	—	(11,813)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $375 (2)	—	696	696
Net current-period other comprehensive (loss) income, net of taxes	(11,813)	696	(11,117)
Balance at September 30, 2015	$(8,005)	$(11,798)	$(19,803)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$18,425	$(5,103)	$13,322
Other comprehensive loss	(10,263)	—	(10,263)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $87 (2)	—	153	153
Net current-period other comprehensive (loss) income, net of taxes	(10,263)	153	(10,110)
Balance at September 30, 2014	$8,162	$(4,950)	$3,212

_______________

(1)
Amounts reclassified from accumulated other comprehensive (loss) income were expensed and included in cost of sales ($140 and $31 for the three months ended September 30, 2015 and 2014, respectively) and selling, general and administrative expenses ($217 and $49 for the three months ended September 30, 2015 and 2014, respectively) in the condensed consolidated statements of income and comprehensive (loss) income. The components in accumulated other comprehensive (loss) income are included in the computation of net periodic pension expense (income) as reported in Note 11.

(2)
Amounts reclassified from accumulated other comprehensive (loss) income were expensed and included in cost of sales ($421 and $93 for the nine months ended September 30, 2015 and 2014, respectively) and selling, general and administrative expenses ($650 and $147 for the nine months ended September 30, 2015 and 2014, respectively) in the condensed consolidated statements of income and comprehensive (loss) income. The components in accumulated other comprehensive (loss) income are included in the computation of net periodic pension expense (income) as reported in Note 11.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Chart Industries, Inc.	$4,760	$22,851	$27,163	$54,917
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.16	$0.75	$0.89	$1.81
Diluted	$0.15	$0.74	$0.88	$1.77

Weighted average number of common shares outstanding — basic	30,498	30,396	30,487	30,377
Incremental shares issuable upon assumed conversion and exercise of share-based awards	247	272	206	283
Incremental shares issuable due to dilutive effect of the Convertible Notes	—	103	—	396
Weighted average number of common shares outstanding — diluted	30,745	30,771	30,693	31,056
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Share-based awards	566	24	566	26
Convertible note hedge and capped call transactions (1)	—	103	—	396
Warrants	3,368	3,368	3,368	3,368
Total anti-dilutive securities	3,934	3,495	3,934	3,790
_______________

(1)	The convertible note hedge and capped call transactions offset any dilution upon actual conversion of the Convertible Notes up to a common stock price of $84.96. See Note 4 for further information.
NOTE 10 — Income Taxes
The effective income tax rate of 58.8% and 36.5% for the three and nine months ended September 30, 2015, respectively, differed from the U.S. federal statutory rate of 35% primarily due to the addition of a $1,607 valuation allowance on certain accumulated tax loss balances and the effect of losses incurred by certain of the Company’s international entities operating in lower taxed jurisdictions. The effective income tax rate of 34.4% and 31.9% for the three and nine months ended September 30, 2014, respectively, differed from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company's international entities operating in lower taxed jurisdictions.
As of September 30, 2015, the Company has recorded a $926 liability for gross unrecognized tax benefits. This amount includes $441 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2015, the Company had accrued approximately $112 for the payment of interest and penalties.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2015
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 11 — Employee Benefit Plans
The Company has a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation. The following table represents the components of net periodic pension expense (income):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest cost	$572	$590	$1,715	$1,770
Expected return on plan assets	(800)	(776)	(2,399)	(2,328)
Amortization of net loss	357	80	1,071	240
Total net periodic pension expense (income)	$129	$(106)	$387	$(318)
NOTE 12 — Share-based Compensation
During the nine months ended September 30, 2015, the Company granted 221 stock options, 117 restricted stock units and 24 performance units, while non-employee directors received 15 stock awards with a fair value of $511. During the nine months ended September 30, 2015, participants in the Company’s stock option plans exercised options to purchase 39 shares of the Company’s common stock, while 12 stock options were forfeited.
Stock options generally vest ratably over a four-year vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period, and performance units and leveraged restricted share units generally vest at the end of a three-year performance period based on the achievement of certain performance conditions. During the nine months ended September 30, 2015, 37 restricted stock and restricted stock units vested while 8 shares of restricted stock and restricted stock units were forfeited. Also, during the nine months ended September 30, 2015, 27 and 11 performance units and leveraged restricted share units vested, respectively.
Share-based compensation expense was $1,417 and $1,730 for the three months ended September 30, 2015 and 2014, respectively. Share-based compensation expense was $9,203 and $7,613 for the nine months ended September 30, 2015 and 2014, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive (loss) income. As of September 30, 2015, total share-based compensation of $8,045 is expected to be recognized over the weighted-average period of approximately 1.7 years.
NOTE 13 — Commitments and Contingencies
Enogex Matter
Chart Energy & Chemicals, Inc., a subsidiary of the Company, was involved in litigation with Enogex Holdings LLC, Enogex Gathering & Processing, LLC and affiliated companies with respect to a December 2010 fire at the Enogex natural gas processing plant in Cox City, Oklahoma. This matter was amicably resolved in October 2015 with no material effect on the Company’s financial position, results of operations, or cash flows.
D&S Restructuring
On March 31, 2015, Chart announced its intention to close its leased D&S segment’s facility located in Owatonna, Minnesota.  This closure is a cost reduction measure in response to lower orders for products manufactured at this facility.  Costs incurred during the nine months ended September 30, 2015 related to this restructuring activity were approximately $4,100 and include lease exit costs, long-lived asset impairment charges, severance and other miscellaneous costs.  Approximately $1,700 of these costs are included in cost of sales and $2,400 are included in selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive (loss) income. The accrual for restructuring costs as of September 30, 2015 is $2,700 primarily for costs associated with exiting the facility. These costs are expected to be paid out over the term of the lease which is expected to end in November 2018.
The D&S segment has incurred $1,800 of additional severance expenses during the nine months ended September 30, 2015 not related to the Owatonna facility.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2015
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
The following table represents information for the Company’s reportable segments and its corporate function:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales
Energy & Chemicals	$78,388	$98,759	$257,197	$277,859
Distribution & Storage	129,590	140,203	356,474	418,830
BioMedical	56,069	54,879	165,733	170,202
Consolidated	$264,047	$293,841	$779,404	$866,891
Operating Income (Loss)
Energy & Chemicals	$11,180	$22,993	$47,120	$55,642
Distribution & Storage	8,255	22,005	30,897	64,314
BioMedical	6,151	5,960	16,029	15,779
Corporate	(9,977)	(10,603)	(38,351)	(39,190)
Consolidated	$15,609	$40,355	$55,695	$96,545

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Sales for the nine months ended September 30, 2015 were $779.4 million compared to sales of $866.9 million for the nine months ended September 30, 2014, reflecting a decrease of $87.5 million, or 10.1%. This decrease was mainly attributable to a decrease in liquefied natural gas (“LNG”) applications within our D&S segment and the strength of the U.S. dollar, which had a significant negative impact on the results of our European operations when reporting in U.S. dollars in both our D&S and BioMedical segments. The overall currency translation impact on sales was approximately $24.9 million unfavorable on a constant currency basis. Gross profit for the nine months ended September 30, 2015 was $215.7 million, or 27.7% of sales, as compared to $261.0 million, or 30.1% of sales, for the nine months ended September 30, 2014. Gross profit decreased during the period mainly as a result of decreased volume related to LNG applications within our D&S segment and the negative currency impact. The related margin percentage decreased mainly due to product mix within our D&S segment as well as higher restructuring-related costs due to cost reduction initiatives, including the Owatonna shutdown and reductions in headcount. Operating income for the nine months ended September 30, 2015 was $55.7 million compared to $96.5 million for the nine months ended September 30, 2014, for the reasons discussed above.

As previously disclosed, low oil prices continue to delay LNG conversions and LNG-related opportunities, which has negatively impacted our sales and stock price this year. In addition, global competition continues to put pressure on pricing. Due to the uncertainty surrounding the price of oil and its impact on natural gas projects and our business, we continue to face challenges in the timing of orders. We remain encouraged by the long-term opportunities in lower-cost small to mid-scale LNG liquefaction and larger multi-train LNG liquefaction, as evidenced by the equipment award in excess of $40 million for the Magnolia LNG export project. Orders received during the third quarter of 2015 were $252.4 million compared to orders received during the second quarter of 2015 of $231.1 million. Orders increased sequentially driven by stronger E&C orders. Backlog was negatively impacted in both periods, however, as we removed some orders received in prior periods based on our latest assessment of likelihood of customer performance.

On March 31, 2015, we announced our intention to close our D&S facility located in Owatonna, Minnesota. This closure is a cost reduction measure in response to lower orders for products manufactured at this facility. Costs incurred during the nine months ended September 30, 2015 related to this restructuring activity were approximately $4.1 million and include lease exit costs, long-lived asset impairment charges, severance related costs and other miscellaneous costs. Approximately $1.7 million of these costs are included in cost of sales and $2.4 million are included in selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive (loss) income. The D&S segment also incurred $1.8 million of additional severance expenses during the nine months ended September 30, 2015 not related to the Owatonna facility.

We continue to implement a number of cost reduction or avoidance actions, including headcount reductions. These actions equate to annualized savings in excess of $40 million. We closely monitor our end markets and order rates and will continue to take appropriate and timely actions as necessary.

The following table represents selected financial data for our operating segments for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales
Energy & Chemicals	$78,388	$98,759	$257,197	$277,859
Distribution & Storage	129,590	140,203	356,474	418,830
BioMedical	56,069	54,879	165,733	170,202
Consolidated	$264,047	$293,841	$779,404	$866,891
Gross Profit
Energy & Chemicals	$18,345	$31,343	$70,888	$80,679
Distribution & Storage	30,984	40,641	89,517	122,667
BioMedical	18,960	19,249	55,287	57,614
Consolidated	$68,289	$91,233	$215,692	$260,960
Gross Profit Margin
Energy & Chemicals	23.4%	31.7%	27.6%	29.0%
Distribution & Storage	23.9%	29.0%	25.1%	29.3%
BioMedical	33.8%	35.1%	33.4%	33.9%
Consolidated	25.9%	31.0%	27.7%	30.1%
SG&A Expenses
Energy & Chemicals	$6,469	$7,709	$21,675	$23,174
Distribution & Storage	21,034	17,352	54,381	54,482
BioMedical	10,646	10,713	32,548	34,104
Corporate	9,959	10,603	38,294	39,190
Consolidated	$48,108	$46,377	$146,898	$150,950
SG&A Expenses (% of Sales)
Energy & Chemicals	8.3%	7.8%	8.4%	8.3%
Distribution & Storage	16.2%	12.4%	15.3%	13.0%
BioMedical	19.0%	19.5%	19.6%	20.0%
Consolidated	18.2%	15.8%	18.8%	17.4%
Operating Income
Energy & Chemicals	$11,180	$22,993	$47,120	$55,642
Distribution & Storage	8,255	22,005	30,897	64,314
BioMedical	6,151	5,960	16,029	15,779
Corporate	(9,977)	(10,603)	(38,351)	(39,190)
Consolidated	$15,609	$40,355	$55,695	$96,545
Operating Margin
Energy & Chemicals	14.3%	23.3%	18.3%	20.0%
Distribution & Storage	6.4%	15.7%	8.7%	15.4%
BioMedical	11.0%	10.9%	9.7%	9.3%
Consolidated	5.9%	13.7%	7.1%	11.1%

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Sales
Sales for the three months ended September 30, 2015 were $264.0 million compared to $293.8 million for the three months ended September 30, 2014, reflecting a decrease of $29.8 million, or 10.1%.
E&C segment sales decreased by $20.4 million, or 20.6%, compared to the prior year period, largely driven by a $12.1 million decrease within natural gas processing (including petrochemical) applications mainly related to brazed aluminum heat exchangers. Sales within industrial gas applications and LNG applications decreased by $4.9 million and $3.4 million, respectively.
D&S segment sales decreased by $10.6 million, or 7.6%, compared to the prior year period, mainly attributable to an $11.0 million decrease related to LNG applications globally, particularly in China. Also, sales within packaged gas industrial applications decreased by $2.5 million during the quarter. These decreases were partially offset by a $2.9 million increase within bulk industrial gas applications. Currency was also a factor that negatively impacted D&S sales. The overall currency translation impact on sales attributable to the D&S segment was approximately $5.5 million unfavorable on a constant currency basis.
BioMedical segment sales increased by $1.2 million, or 2.2%, compared to the prior year period. This increase was largely driven by a $1.2 million increase in respiratory therapy equipment sales, primarily in Europe and the U.S. Sales within life sciences increased by $0.6 million during the quarter while sales within commercial oxygen generation systems decreased by $0.6 million. The overall currency translation impact on sales attributable to the BioMedical segment was approximately $3.3 million unfavorable on a constant currency basis.
Gross Profit and Margin
Gross profit for the three months ended September 30, 2015 was $68.3 million, or 25.9% of sales, versus $91.2 million, or 31.0% of sales for the three months ended September 30, 2014, which reflected a decrease of $22.9 million, while the related margin percentage decreased by 5.1 percentage points.
E&C segment gross profit decreased by $13.0 million mainly due to decreased volume within industrial gas and natural gas processing applications related to brazed aluminum heat exchangers. Margin decreased by 8.3 percentage points compared to the prior year quarter which included the impact of favorable project change orders which improved margins by approximately 5.0 percentage points. In the current year, highly competitive market conditions and the impact of excess capacity as a result of lower operating levels impacted margins within brazed aluminum heat exchangers.
D&S segment gross profit decreased by $9.6 million, and the related margin decreased by 5.1 percentage points mainly due to lower volume in LNG applications globally, inventory reserves, and higher restructuring costs due to cost reduction initiatives taken, including the previously disclosed Owatonna shutdown and reductions in headcount. Restructuring costs and inventory reserves lowered the D&S gross margin by approximately 2.0% in the second quarter.
BioMedical segment gross profit decreased slightly by $0.3 million, and the related margin decreased by 1.3 percentage points compared to the prior year period mainly due to unfavorable product mix and pricing. The BioMedical segment’s warranty expense as a percent of sales was 4.3% during the three months ended September 30, 2015 compared to 2.5% in the prior year quarter. We continue to pursue potential recovery for breaches of representations and warranties related to warranty costs for certain product lines acquired from AirSep Corporation (“AirSep”) in 2012 under our representation and warranty insurance coverage that exists from the acquisition.
Selling, General & Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended September 30, 2015 were $48.1 million, or 18.2% of sales, compared to $46.4 million, or 15.8% of sales, for the three months ended September 30, 2014, representing an increase of $1.7 million. SG&A expenses for the three months ended September 30, 2015 included $3.9 million in restructuring costs relating to the Owatonna facility shutdown and other severance costs compared to $1.2 million in acquisition-related costs and severance costs for the three months ended September 30, 2014.
E&C segment SG&A expenses decreased by $1.2 million compared to the prior year period mainly due to lower sales commissions and lower variable short-term incentive compensation based on current performance.
D&S segment SG&A expenses increased by $3.6 million compared to the prior year period primarily due to $2.4 million in lease exit costs related to the Owatonna facility shutdown and $1.2 million of severance costs associated with cost reduction initiatives.
BioMedical segment SG&A expenses decreased slightly by $0.1 million compared to the prior year period.

Corporate SG&A expenses decreased by $0.6 million compared to the prior year period mainly due to lower acquisition-related expenses.
Operating Income
As a result of the foregoing, operating income for the three months ended September 30, 2015 was $15.6 million, or 5.9% of sales, a decrease of $24.8 million compared to operating income of $40.4 million, or 13.7% of sales, for the same period in 2014.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended September 30, 2015 and 2014 was $4.1 million and $4.2 million, respectively. Interest expense for the three months ended September 30, 2015 included $1.3 million of 2.0% cash interest and $2.9 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For each of the three months ended September 30, 2015 and 2014, financing costs amortization was $0.3 million.
Foreign Currency Loss
For the three months ended September 30, 2015 and 2014, foreign currency losses were $0.8 million and $0.5 million, respectively. Losses increased by $0.3 million during the three months ended September 30, 2015 due to exchange rate volatility, especially with respect to the Chinese yuan and euro.
Income Tax Expense
Income tax expense of $6.1 million and $12.1 million for the three months ended September 30, 2015 and 2014, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 58.8% and 34.4%, respectively. The increase in the effective tax rate was due to the addition of a $1.6 million valuation allowance on certain accumulated tax loss balances and the effect of losses incurred by certain of the Company’s international entities operating in lower taxed jurisdictions.
Net Income
As a result of the foregoing, net income attributable to the Company for the three months ended September 30, 2015 and 2014 was $4.8 million and $22.9 million, respectively.
Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Sales
Sales for the nine months ended September 30, 2015 were $779.4 million compared to $866.9 million for the nine months ended September 30, 2014, reflecting a decrease of $87.5 million, or 10.1%.
E&C segment sales decreased by $20.7 million, or 7.4%, compared to the prior year period. Within industrial gas applications and natural gas processing (including petrochemical) applications, sales decreased by $15.0 million and $15.1 million, respectively. This decrease was partially offset by improved project mix in process systems related to small to mid-scale LNG liquefaction and petrochemical projects which led to a $9.4 million increase within LNG applications.
D&S segment sales decreased by $62.4 million, or 14.9%, compared to the prior year period, mainly attributable to a $71.9 million decrease related to LNG applications globally, particularly in China. This was partially offset by increases of $5.0 million and $4.5 million related to bulk industrial gas applications and packaged gas industrial applications, respectively. Currency was also a factor that negatively impacted D&S sales. The overall currency translation impact on sales attributable to the D&S segment was approximately $16.5 million unfavorable on a constant currency basis.
BioMedical segment sales decreased by $4.4 million, or 2.6%, compared to the prior year period. This decrease in BioMedical segment sales was largely driven by an $8.5 million decrease in respiratory therapy equipment sales as a result of currency and tender delays in Europe, partially offset by a $4.9 million increase in commercial oxygen generation systems. Sales within life sciences decreased by $0.8 million during the period. The overall currency translation impact on sales attributable to the BioMedical segment was approximately $8.5 million unfavorable on a constant currency basis.

Gross Profit and Margin
Gross profit for the nine months ended September 30, 2015 was $215.7 million, or 27.7% of sales, versus $261.0 million, or 30.1% of sales, for the nine months ended September 30, 2014, which reflected a decrease of $45.3 million, while the related margin percentage decreased by 2.4 percentage points.
E&C segment gross profit decreased by $9.8 million mainly due to decreased volume within industrial gas and natural gas processing applications related to brazed aluminum heat exchangers, partially offset by improved volume related to air cooled heat exchangers within industrial gas and natural gas processing applications and improved project mix and execution in process systems within LNG applications. The related margin decreased by 1.4 percentage points mainly due to lower volume within brazed aluminum heat exchangers, partially offset by favorable project change orders in process systems.
D&S segment gross profit decreased by $33.2 million, and the related margin decreased by 4.2 percentage points compared to the prior year period mainly due to decreased volume in LNG applications globally, higher costs due to cost reduction initiatives including the Owatonna shutdown and reductions in headcount and inventory reserves.
BioMedical segment gross profit decreased by $2.3 million mainly due to lower volume in respiratory therapy equipment partially offset by higher volume in commercial oxygen generation systems. Margin decreased slightly compared to the prior year period mainly due to unfavorable product mix within respiratory therapy equipment partially offset by improved product mix within commercial oxygen generation systems. The BioMedical segment’s warranty expense as a percent of sales was 4.2% during each of the nine months ended September 30, 2015 and 2014. We continue to pursue potential recovery for breaches of representations and warranties related to warranty costs for certain product lines acquired from AirSep in 2012 under our representation and warranty insurance coverage that exists from the acquisition.
SG&A Expenses
SG&A expenses for the nine months ended September 30, 2015 were $146.9 million, or 18.8% of sales, compared to $151.0 million, or 17.4% of sales, for the nine months ended September 30, 2014, representing a decrease of $4.1 million. SG&A expenses for the nine months ended September 30, 2015 included $5.1 million in restructuring costs relating to the Owatonna facility shutdown and other severance costs compared to $3.4 million in acquisition-related costs and severance costs for the nine months ended September 30, 2014.
E&C segment SG&A expenses decreased by $1.5 million compared to the prior year period mainly due to lower variable short-term incentive compensation based on current performance and lower sales commissions, partially offset by increased bid and proposal marketing costs.
D&S segment SG&A expenses decreased slightly by $0.1 million compared to the prior year period mainly due to lower variable short-term incentive compensation based on current performance and lower bad debt expense, partially offset by $2.4 million in restructuring and lease exit costs related to the Owatonna facility shutdown and $1.4 million of severance costs.
BioMedical segment SG&A expenses decreased by $1.6 million compared to the prior year period mainly due to lower employee-related costs and lower acquisition-related and severance costs, partially offset by higher variable short-term incentive compensation.
Corporate SG&A expenses decreased by $0.9 million compared to the prior year period mainly due to lower costs related to outside professional services, partially offset by a $1.6 million increase in share-based compensation expense mainly due to acceleration of expense based on retirement eligibility provisions as a greater mix of share-based awards satisfied these provisions during the first quarter of 2015.
Operating Income
As a result of the foregoing, operating income for the nine months ended September 30, 2015 was $55.7 million, or 7.1% of sales, a decrease of $40.8 million compared to operating income of $96.5 million, or 11.1% of sales, for the same period in 2014.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the nine months ended September 30, 2015 and 2014 was $12.0 million and $12.5 million, respectively. Interest expense for the nine months ended September 30, 2015 included $3.8 million of 2.0% cash interest and $8.6 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For each of the nine months ended September 30, 2015 and 2014, financing costs amortization was $1.0 million.

Foreign Currency Loss
For the nine months ended September 30, 2015 and 2014, foreign currency losses were $0.8 million and $1.0 million, respectively.
Income Tax Expense
Income tax expense of $15.3 million and $26.2 million for the nine months ended September 30, 2015 and 2014, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 36.5% and 31.9%, respectively. The increase in the effective tax rate was due to the addition of a $1.6 million valuation allowance on certain accumulated tax loss balances and the effect of losses incurred by certain of the Company’s international entities operating in lower taxed jurisdictions.
Net Income
As a result of the foregoing, net income attributable to the Company for the nine months ended September 30, 2015 and 2014 was $27.2 million and $54.9 million, respectively.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company's Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is the Company's intention to settle any excess conversion value in shares of the Company's common stock. However, the Company may elect to settle, at its discretion, any such excess value in cash, shares of the Company's common stock or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of the Company's common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share. At the end of the third quarter of 2015, events for early conversion were not met, and thus the Convertible Notes were not convertible as of, and for the fiscal quarter beginning October 1, 2015. There have been no conversions as of the date of this filing. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from cash balances or borrowings under its senior secured revolving credit facility.
Senior Secured Revolving Credit Facility: The Company has a five-year $450.0 million senior secured revolving credit facility (the “SSRCF”) which matures on October 29, 2019. The SSRCF includes a $25.0 million sub-limit for the issuance of swingline loans and a $100.0 million sub-limit to be used for letters of credit. There is a foreign currency limit of $100.0 million under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100.0 million made by the Company’s wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited. The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200.0 million in term loans or revolving credit commitments from its lenders. Loans under the SSRCF bear interest at LIBOR or the Adjusted Base Rate as defined in the Debt and Credit Arrangements note (Note 4) to our condensed consolidated financial statements included elsewhere in this report, plus a margin that varies with the Company’s leverage ratio. Significant financial covenants for the SSRCF include a leverage ratio and an interest ratio. As of September 30, 2015, there were no borrowings outstanding under the SSRCF. The Company had $26.8 million in letters of credit and bank guarantees supported by the SSRCF, which had availability of $423.2 million, at September 30, 2015. The Company was in compliance with all covenants, including its financial covenants, at September 30, 2015.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7.9 million) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC, Chengdu or Wuxi under the China Facilities are guaranteed by the Company. At September 30, 2015, there was 30.0 million Chinese yuan (equivalent to $4.7 million) outstanding under the revolving line, bearing interest at 5.4% on a weighted-average basis.

CCESC and Chengdu share a facility for up to 10.0 million Chinese yuan (equivalent to $1.6 million) which can be utilized for forward currency transactions. This facility is unsecured. There were no borrowings under this facility at September 30, 2015.
CCDEC maintains a credit facility with Bank of China whereby CCDEC may borrow up to 50.0 million Chinese yuan (equivalent to $7.9 million) for working capital purposes, and 30.0 million Chinese yuan (equivalent to $4.7 million) for non-financing bank guarantee purposes. This credit facility is effective until March 31, 2016. At September 30, 2015 there was 10.0 million Chinese yuan (equivalent to $1.6 million) outstanding under this facility, bearing interest at 5.7%.
CCESC maintains a credit facility with Bank of China whereby CCESC may borrow up to 100.0 million Chinese yuan (equivalent to $15.7 million) for working capital purposes. This credit facility is effective until June 23, 2016. There were no borrowings under this facility at September 30, 2015.
CCESC maintains an unsecured credit facility with HSBC whereby CCESC may borrow up to 30.0 million Chinese yuan (equivalent to $4.7 million) for working capital purposes. There were no borrowings under this facility at September 30, 2015.
At September 30, 2015, CCESC had 10.2 million Chinese yuan (equivalent to $1.6 million) in bank guarantees. CCDEC and Wuxi also had bank guarantees at September 30, 2015 of approximately 5.7 million Chinese yuan (equivalent to $0.9 million) in total.
Foreign Facilities – Europe: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured revolving credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $7.2 million). Both of the facilities allow Ferox to request bank guarantees and letters of credit. Neither of the facilities allow revolving credit borrowings. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit. Ferox’s land and buildings secure the credit facilities. At September 30, 2015, there were 47.2 million Czech koruna (equivalent to $1.9 million) of bank guarantees supported by such facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 million in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of September 30, 2015.
Our debt and related covenants are further described in the Debt and Credit Arrangements note (Note 4) to our condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $82.5 million at September 30, 2015, a decrease of $21.1 million from the balance at December 31, 2014. Our foreign subsidiaries held cash of approximately $58.4 million and $82.9 million at September 30, 2015 and December 31, 2014, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. We believe that our existing cash and cash equivalents, funds available under our SSRCF and cash provided by operations will be sufficient to finance our normal working capital needs, acquisitions, and investments in properties, facilities and equipment for the foreseeable future.
Cash provided by operating activities was $55.1 million for the nine months ended September 30, 2015 compared to $66.1 million of cash provided by operating activities for the nine months ended September 30, 2014. The decrease in cash provided by operations was due to lower net income, partially offset by lower investment in working capital.
Cash used in investing activities was $71.2 million and $53.1 million for the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures and payments for land use rights were $36.1 million and $11.0 million, respectively, for the nine months ended September 30, 2015, primarily for a D&S segment capacity expansion project in China. Also during the nine months ended September 30, 2015, we used $24.5 million of cash related to the Thermax acquisition.
Cash used in financing activities was $0.2 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, we borrowed and repaid $66.4 million on our SSRCF. We also borrowed 15.0 million Chinese yuan (equivalent to $2.4 million) and repaid 5.0 million Chinese yuan (equivalent to $0.8 million) on our China Facilities. Also during the nine months ended September 30, 2015, we received $0.5 million in proceeds from stock option exercises. We used $0.8 million for the purchase of common stock which was surrendered to cover tax withholding elections during the nine months ended September 30, 2015. Other uses of cash included a $0.6 million contingent consideration payment related to a prior acquisition.

Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2015. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We expect capital expenditures for the remaining three months of 2015 to be in the range of $10.0 to $15.0 million, which will be deployed primarily within our D&S segment for a capacity expansion project in China. We also expect to use approximately $1.3 million to fund final post-closing adjustments related to the acquisition of Thermax. For the remaining three months of 2015, we contemplate the use of approximately $4.0 to $6.0 million of cash to pay U.S. and foreign income taxes.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Backlog may be negatively impacted by ability or likelihood of customers to fulfill their obligations. Our backlog as of September 30, 2015 was $416.6 million compared to $524.7 million as of June 30, 2015.
The table below represents orders received and backlog by segment for the periods indicated (dollar amounts in thousands):

	Three Months Ended
	September 30, 2015	June 30, 2015
Orders
Energy & Chemicals	$76,872	$22,690
Distribution & Storage	124,719	149,564
BioMedical	51,255	58,891
Total	$252,846	$231,145

	As of
	September 30, 2015	June 30, 2015
Backlog
Energy & Chemicals	$179,654	$181,603
Distribution & Storage	220,425	322,271
BioMedical	16,556	20,793
Total	$416,635	$524,667

E&C orders for the three months ended September 30, 2015 were $76.9 million compared to $22.7 million for the three months ended June 30, 2015. E&C backlog totaled $179.7 million at September 30, 2015, compared to $181.6 million as of June 30, 2015. During the third quarter of 2015, E&C received an order in excess of $40 million for the Magnolia LNG export project. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly quarter to quarter.
D&S orders for the three months ended September 30, 2015 were $124.7 million compared to $149.6 million for the three months ended June 30, 2015. The decline in orders was mainly related to LNG applications. Third quarter 2015 D&S segment backlog was reduced $93.4 million related to orders received prior to the third quarter. While D&S customers did not cancel these orders, these orders have exceeded the expected time of performance, especially in China, and current circumstances suggest that our customers are not likely to take delivery in the future. We believe this is primarily due to the impact of lower oil prices and the continued economic slowdown in China. We are working closely with our customers and as economic conditions improve we may see some of these orders recorded as new orders in future periods. Second quarter 2015 D&S segment backlog was reduced $47.6 million for similar reasons. The previously reported orders of $102.0 million for the second quarter of 2015, which was net of $47.6 million of adjustments, has been adjusted to conform to the current presentation. D&S backlog totaled $220.4 million at September 30, 2015 compared to $322.3 million as of June 30, 2015. Approximately 30% of the D&S backlog relates to China as of September 30, 2015, including approximately $7.7 million related to PetroChina.
BioMedical orders for the three months ended September 30, 2015 were $51.3 million compared to $58.9 million for the three months ended June 30, 2015. The decrease in BioMedical orders was mainly attributable to respiratory therapy applications. BioMedical backlog at September 30, 2015 totaled $16.6 million compared to $20.8 million as of June 30, 2015.
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
Goodwill and Indefinite-Lived Intangible Assets. Goodwill at September 30, 2015 is $414.1 million attributed to our reporting units as follows: E&C of $92.3 million; D&S of $166.2 million; and BioMedical of $155.6 million. The market value of our common stock has declined from a closing per-share price of $34.20 at December 31, 2014 to $19.21 at September 30, 2015. The closing share price on October 26, 2015 was $21.87. Management believes the recent performance of our stock price is driven by lower oil prices and its impact on our E&C and D&S reporting units. The decline in our stock price in the third quarter of 2015 was deemed to be an interim impairment indicator. As such, we performed an interim quantitative impairment assessment of our goodwill and indefinite-lived intangible assets. We compared the estimated fair value of each reporting unit to its carrying value, including goodwill. We also compared the estimated fair values of our indefinite-lived intangible assets to their carrying values.
A significant amount of management judgment is necessary to estimate our future cash flows which are used to measure fair value. Significant estimates and assumptions inherent in the valuations include current and anticipated market conditions, internal projections and operating plans which incorporate estimates for sales growth and profitability and the discount rates applied to our projected cash flows. Based on the interim quantitative impairment assessment, estimated fair values exceeded the carrying values for all reporting units; however, the estimated fair values of the D&S and BioMedical reporting units only exceeded their respective carrying values by approximately 10% to 20%. As such, there was no impairment of goodwill as of September 30, 2015. Furthermore, there was no impairment of indefinite-lived intangible assets as of September 30, 2015.
Changes in estimates and assumptions used to determine whether impairment exists or future declines in actual and forecasted operating results and/or market conditions, especially in energy markets, or our market capitalization could indicate a need to reevaluate the fair value of our reporting units and may ultimately result in an impairment to goodwill and/or indefinite-lived intangible assets in future periods.

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

•	fluctuations or adjustments in the Company’s effective tax rate;

•	fluctuations in the price of our stock; and

•	other factors described herein.

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
Interest Rate Risk: The Company’s primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. As of September 30, 2015, there were no borrowings outstanding under the SSRCF, thus, the Company believes that interest rate exposure is not a material risk to the Company at this time.
Foreign Currency Exchange Rate Risk: The Company operates in the United States, Asia, Australia, Europe and South America, creating exposure to foreign currency exchange fluctuations in the normal course of business which can impact our financial position, results of operations, cash flow and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the condensed consolidated statements of income and comprehensive (loss) income. Translation exposure is primarily with the euro, the Chinese yuan, and the Japanese yen. During the third quarter of 2015, the Chinese yuan decreased in relation to the U.S. dollar by 4% while the euro remained flat and the Japanese yen increased by 2% in relation to the U.S. dollar. At September 30, 2015, a hypothetical further 10% strengthening of the U.S. dollar would not materially affect the Company’s financial statements.
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
As of September 30, 2015, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Chart Energy & Chemicals, Inc., a subsidiary of the Company, was involved in litigation with Enogex Holdings LLC, Enogex Gathering & Processing, LLC and affiliated companies with respect to a December 2010 fire at the Enogex natural gas processing plant in Cox City, Oklahoma. This matter was amicably resolved in October 2015 with no material effect on the Company’s financial position, results of operations, or cash flows.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	None.

b.)	None.

c.)
During the third quarter of 2015, 873 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $24,000. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended September 30, 2015.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2015	384	$33.94	—	$—
August 1 – 31, 2015	—	—	—	—
September 1 – 30, 2015	489	22.50	—	—
Total	873	$27.53	—	$—

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (x)

32.1	Section 1350 Certification of Chief Executive Officer (xx)

32.2	Section 1350 Certification of Chief Financial Officer (xx)

101.INS	XBRL Instance Document (xxx)

101.SCH	XBRL Taxonomy Extension Schema Document (xxx)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (xxx)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (xxx)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (xxx)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (xxx)
_______________

(x)	Filed herewith.

(xx)	Furnished herewith.

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

Chart Industries, Inc.
(Registrant)

Date:	October 29, 2015	By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)