Form 10-K
period 2015-12-31
CHART INDUSTRIES INC
filed 2016-02-26
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of $35.75 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $1,077,214,388.
As of February 18, 2016, there were 30,587,837 outstanding shares of the Company’s common stock, par value $0.01 per share.
Documents Incorporated by Reference
Portions of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 26, 2016 (the “2016 Proxy Statement”).
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2015.

CHART INDUSTRIES, INC.

PART I

Item 1.	Business
THE COMPANY
Overview
Chart Industries, Inc., a Delaware corporation incorporated in 1992 (the “Company,” “Chart” or “we” as used herein refers to Chart Industries, Inc. and our consolidated subsidiaries, unless the context indicates otherwise), is a leading diversified global manufacturer of highly engineered equipment for the industrial gas, energy, and biomedical industries. The largest portion of end-use applications for our products is energy-related, accounting for approximately 42% of sales and 34% of orders in 2015, and 58% of backlog at December 31, 2015. Our equipment and engineered systems are primarily used for low-temperature and cryogenic applications utilizing our expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit). Our products include vacuum insulated containment vessels, heat exchangers, cold boxes, other cryogenic components and equipment for respiratory therapy.
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
We have attained this position by capitalizing on our technical expertise and know-how, broad product offering, reputation for quality, low-cost global manufacturing footprint, and by focusing on attractive, growing markets. We have an established sales and customer support presence across the globe and low cost manufacturing operations in the United States, Central Europe and China. For the years ended December 31, 2015, 2014 and 2013, we generated sales of $1,040.2 million, $1,193.0 million, and $1,177.4 million, respectively.
Segments, Applications and Products
We operate in three business segments: (i) Energy & Chemicals or E&C, (ii) Distribution & Storage or D&S, and (iii) BioMedical. While each segment manufactures and markets different cryogenic and gas processing equipment and systems to distinct end-users, they all share a reliance on our heat transfer, vacuum insulation, low temperature storage and gas processing know-how and expertise. The E&C and D&S segments manufacture products used primarily in energy-related and industrial applications, such as the separation, liquefaction, distribution and storage of hydrocarbon and industrial gases. Through our BioMedical segment, we supply cryogenic and other equipment used in respiratory healthcare and life sciences including biological research and animal breeding. Further information about these segments is located in Note 19 of the notes to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The following charts show the proportion of our revenues generated by each business segment, as well as our estimate of the proportion of revenue generated by end-user application for the year ended December 31, 2015:
Energy & Chemicals Segment
E&C (32% of sales for the year ended December 31, 2015) facilitates major natural gas, petrochemical processing and industrial gas companies in the production of their products. E&C supplies mission critical engineered equipment and systems used in the separation, liquefaction, and purification of hydrocarbon and industrial gases that span gas-to-liquid applications including natural gas processing, LNG, and industrial gas applications. Our principal products include brazed aluminum heat exchangers, Core-in-Kettle® heat exchangers, air cooled heat exchangers, cold boxes, and process systems. Brazed aluminum heat exchangers accounted for 11.9%, 14.9% and 14.4% of consolidated sales for the years ended December 31, 2015, 2014 and 2013, respectively. Process systems accounted for 14.0%, 12.3% and 13.5% of consolidated sales for the years ended December 31, 2015, 2014 and 2013, respectively.
Natural Gas Processing (including Petrochemical) applications
We provide natural gas processing solutions that facilitate the progressive cooling and liquefaction of hydrocarbon mixtures for the subsequent recovery or purification of component gases, which accounted for 17.4%, 17.5% and 14.9% of consolidated sales for the years ended December 31, 2015, 2014 and 2013, respectively. Our brazed aluminum heat exchangers allow producers to obtain purified hydrocarbon by-products, such as methane, ethane, propane and ethylene, which are commercially marketable for various industrial or residential uses. Our cold boxes are highly engineered systems that incorporate brazed aluminum heat exchangers, pressure vessels and interconnecting piping used to significantly reduce the temperature of gas mixtures to liquefy component gases so that they can be separated and purified for further use in multiple energy, industrial, scientific and commercial applications. Our air cooled heat exchangers are used to cool or condense fluids to allow for further processing and for cooling gas compression equipment. Customers for our natural gas processing applications include large companies in the hydrocarbon processing industry, as well as engineering, procurement and construction (“EPC”) contractors.
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
LNG applications
We provide mission critical equipment for the liquefaction of LNG including small to mid-scale facilities, floating LNG applications, and large base-load export facilities, which accounted for 13.1%, 12.1% and 9.7% of consolidated sales for the years ended December 31, 2015, 2014 and 2013, respectively. We are a leading supplier to EPC firms where we provide equipment or design the process and provide equipment, providing an integrated approach to the project. These “Concept-to-Reality” process systems incorporate many of Chart’s core products, including brazed aluminum heat exchangers, Core-in-Kettle® heat exchangers, cold boxes, pressure vessels, pipe work and air cooled heat exchangers. These systems are used for global LNG projects, including projects in China and North America for local LNG production and LNG export terminals. We have developed our proprietary IPSMR® (Integrated Pre-cooled Single Mixed Refrigerant) liquefaction process, which offers lower capital expenditure rates than competing processes per ton of LNG produced and offers very competitive operating costs.
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
Demand for industrial gas applications is driven by growth in manufacturing and industrial gas use. Other key global drivers involve developing Gas to Liquids, or GTL, clean coal processes including Coal to Liquids, or CTL, and Integrated Gasification Combined Cycle, or IGCC, power projects. In addition, demand for our products in developed countries is expected to continue as customers upgrade their facilities for greater efficiency and regulatory compliance. We have a number of competitors for these applications including leading industrial gas companies and EPC firms to whom we also act as a supplier of equipment including heat exchangers and cold boxes.
Distribution & Storage Segment
D&S (47% of sales for the year ended December 31, 2015) designs, manufactures, and services cryogenic solutions for the storage and delivery of cryogenic liquids used in industrial gas and LNG applications. Using sophisticated vacuum insulation technology, our cryogenic storage systems are able to store and transport liquefied industrial gases and hydrocarbon gases at temperatures from 0° Fahrenheit to temperatures nearing absolute zero. End-use customers for our cryogenic storage equipment include industrial gas producers and distributors, chemical producers, manufacturers of electrical components, health care organizations, food processors, and businesses in the oil and natural gas industries. Cryogenic bulk storage systems accounted for 15.0%, 12.7% and 14.9% of consolidated sales for the years ended December 31, 2015, 2014 and 2013, respectively. Cryogenic packaged gas systems accounted for 15.3%, 13.4% and 13.0% of consolidated sales for the years ended December 31, 2015, 2014 and 2013, respectively. We service industrial gas and LNG applications as follows:
Industrial Gas applications
We design, manufacture, install, service, and maintain bulk and packaged gas cryogenic solutions for the storage, distribution, vaporization, and application of industrial gases, which accounted for 35.7%, 30.9% and 33.9% of consolidated sales for the years ended December 31, 2015, 2014 and 2013, respectively. Industrial gas applications include any end-use of the major elements of air (nitrogen, oxygen, and argon), including manufacturing, welding, electronics, medical, nitrogen dosing, food processing, and beverage carbonation. Carbon dioxide, nitrous oxide, hydrogen and helium applications also utilize our equipment. Our products span the entire spectrum of industrial gas demand from small customers requiring cryogenic packaged gases to large users requiring custom engineered cryogenic storage systems in both mobile and stationary applications. We also offer cryogenic components, including vacuum insulated pipe (“VIP”), engineered bulk gas installations, specialty liquid nitrogen, or LN2, end-use equipment and cryogenic flow meters. We operate service locations in the United

States, China and Europe that provide installation, service, repair and maintenance of cryogenic products. Principal customers for industrial applications are global industrial gas producers and distributors.
Demand for industrial gas applications is driven primarily by the significant installed base of users of cryogenic liquids as well as new applications and distribution technologies for cryogenic liquids. Our competitors tend to be regionally focused while we are able to supply a broad range of systems on a worldwide basis. We also compete with several suppliers owned by the global industrial gas producers. From a technology perspective, we tend to compete with compressed gas alternatives or on-site generated gas supply.
LNG Applications
We supply cryogenic solutions for the storage, distribution, regasification, and use of LNG, which accounted for 11.1%, 17.6% and 16.4% of consolidated sales for the years ended December 31, 2015, 2014 and 2013, respectively. LNG may be utilized as an alternative to other fossil fuels such as diesel, propane or fuel oil in transportation or off pipeline applications. Examples include heavy duty truck and transit bus transportation, locomotive propulsion, marine, and power generation in remote areas that often occurs in oil and gas drilling. We refer to our LNG distribution products as a “Virtual Pipeline,” as the traditional natural gas pipeline is replaced with cryogenic distribution to deliver the gas to the end-user. We supply cryogenic trailers, ISO containers, railcars, bulk storage tanks, fuel stations, loading facilities, and regasification equipment specially configured for delivering LNG into Virtual Pipeline applications. LNG may also be used as a fuel for a variety of off-road vehicles and applications. Our LNG vehicle fueling applications primarily consist of LNG and liquefied/compressed natural gas refueling systems for heavy-duty truck and bus fleets. We sell LNG applications around the world from various D&S facilities to numerous end-users, energy companies, and gas distributors. Additionally, we supply large vacuum insulated storage tanks as optional equipment for purchasers of standard liquefaction plants sold by our E&C business.
Demand for LNG applications is driven by the spread in price between oil and gas, diesel displacement initiatives, environmental and energy security initiatives, and the associated cost of equipment. Our competitors tend to be regionally focused or product-specific, while we are able to supply a broad range of solutions required by LNG applications. We compete with compressed natural gas (or CNG) or field gas in several of these applications and LNG is most highly valued where its energy density and purity are beneficial to the end-user.
BioMedical Segment
BioMedical (21% of sales for the year ended December 31, 2015) consists of various product lines built around our core competencies in cryogenics, vacuum insulation, low temperature storage, and pressure swing adsorption, but with a focus on the respiratory and biological users of the liquids and gases instead of the large producers and distributors of cryogenic liquids. Applications in the BioMedical segment include the following:
Respiratory Therapy
Respiratory therapy products accounted for 12.7%, 11.8% and 14.9% of consolidated sales for the years ended December 31, 2015, 2014 and 2013, respectively. Our respiratory oxygen product line is comprised of a range of medical respiratory products, including liquid oxygen systems and stationary, transportable, and portable oxygen concentrators, all of which are used primarily for in-home supplemental oxygen treatment of patients with chronic obstructive pulmonary diseases, such as bronchitis, emphysema and asthma.
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
Domestic and Foreign Operations
Financial and other information regarding domestic and foreign operations is located in Note 19 of the notes to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Additional information regarding risks attendant to foreign operations is set forth in Item 7A of this Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk” and Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Engineering and Product Development
Our engineering and product development activities are focused primarily on developing new and improved solutions and equipment for the users of cryogenic liquids and hydrocarbon and industrial gases across all industries served. Our engineering, technical and marketing employees actively assist customers in specifying their needs and in determining appropriate products to meet those needs. Portions of our engineering expenditures typically are charged to customers, either as separate items or as components of product cost.
Competition
We believe we can compete effectively around the world and that we are a leading competitor in the industries we serve. Competition is based primarily on performance and the ability to provide the design, engineering and manufacturing capabilities required in a timely and cost-efficient manner. Contracts are usually awarded on a competitive bid basis. Quality, technical expertise and timeliness of delivery are the principal competitive factors within the industries we serve. Price and terms of sale are also important competitive factors. Because independent third-party prepared market share data is not available, it is difficult to know for certain our exact position in our markets, although we believe we rank among the leaders in each of the markets we serve. We base our statements about industry and market positions on our reviews of annual reports and published investor presentations of our competitors and augment this data with information received by marketing consultants conducting competition interviews and our sales force and field contacts. For information concerning competition within a specific segment of the Company’s business, see the descriptions provided under segment captions in this Annual Report on Form 10-K.
Marketing
We market our products and services in each of our segments throughout the world primarily through direct sales personnel and independent sales representatives and distributors. The technical and custom design nature of our products requires a professional, highly trained sales force. We use independent sales representatives and distributors to market our products and services in certain foreign countries and in certain North American regions. These independent sales representatives supplement our direct sales force in dealing with language and cultural matters. Our domestic and foreign independent sales representatives earn commissions on sales, which vary by product type.
Backlog
The dollar amount of our backlog as of December 31, 2015, 2014 and 2013 was $374.6 million, $640.1 million and $728.8 million, respectively. Approximately 22.4% of the December 31, 2015 backlog is expected to be filled beyond 2016. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large products, particularly in the E&C segment, and the amount of backlog at December 31, 2015 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel all or part of the order, potentially subject to the payment of certain costs and/or penalties. For further information about our backlog, including backlog by business segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers
We sell our products primarily to gas producers, distributors and end-users across energy, industry, life sciences and respiratory healthcare applications in countries throughout the world. Sales to our top ten customers accounted for 36%, 34% and 37% of consolidated sales in 2015, 2014 and 2013, respectively. No single customer exceeded 10% of consolidated sales in 2015. Our sales to particular customers fluctuate from period to period, but the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of revenue for us. Our supply contracts are generally contracts for “requirements” only. While our customers may be obligated to purchase a certain percentage of their supplies from us, there are generally no minimum requirements. Also, many of our contracts may be canceled at any time, subject to possible cancellation charges. To minimize credit risk from trade receivables, we review the financial condition of potential customers in relation to established credit requirements before sales credit is extended, and we monitor the financial condition of customers to help ensure timely collections and to minimize losses. In addition, for certain domestic and foreign customers, particularly in the D&S and E&C segments, we require advance payments, letters of credit, bankers’ acceptances and other such guarantees of payment. Certain customers also require us to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition to placing the order. We believe our relationships with our customers are generally good.
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
Raw Materials and Suppliers
We manufacture most of the products we sell. The raw materials used in manufacturing include aluminum products (including sheets, bars, plate and piping), stainless steel products (including sheets, plates, heads and piping), palladium oxide, carbon steel products (including sheets, plates and heads), valves and gauges and fabricated metal components. Most raw materials are available from multiple sources of supply. We believe our relationships with our raw material suppliers and other vendors are generally good. Raw material prices were fairly stable during 2015, and we expect them to remain stable during 2016. Subject to certain risks related to our suppliers as discussed under Item 1A. “Risk Factors,” we foresee no acute shortages of any raw materials that would have a material adverse effect on our operations.
Employees
As of January 31, 2016, we had 4,266 employees, including 2,128 domestic employees and 2,138 international employees.
We are a party to one collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”) covering 194 employees at our La Crosse, Wisconsin heat exchanger facility. Effective February 3, 2013, we entered into a five-year agreement with the IAM which expires on February 3, 2018.
Environmental Matters
Our operations have historically included and currently include the handling and use of hazardous and other regulated substances, such as various cleaning fluids used to remove grease from metal, that are subject to federal, state, local and foreign environmental laws and regulations. These regulations impose limitations on the discharge of pollutants into the soil, air and water, and establish standards for their handling, management, use, storage and disposal. We monitor and review our procedures and policies for compliance with environmental laws and regulations. Our management is familiar with these regulations and supports an ongoing program to maintain our adherence to required standards.
We are involved with environmental compliance, investigation, monitoring and remediation activities at certain of our owned or formerly owned manufacturing facilities and at one owned facility that is leased to a third party. We believe that we are currently in substantial compliance with all known environmental regulations. We accrue for certain environmental remediation-related activities for which commitments or remediation plans have been developed or for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 13 years as ongoing costs of remediation programs. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings or competitive position. We are not anticipating any material capital expenditures in 2016 that are directly related to regulatory compliance matters. Although we believe we have adequately provided for the cost of all known environmental conditions, additional contamination, the outcome of disputed matters or changes in regulatory posture could result in more costly remediation measures than budgeted, or those we believe are adequate or required by existing law. We believe that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations.
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
While we experienced growth in demand from 2003 until mid-2008 in the global hydrocarbon and industrial gas markets, we experienced a significant decline in orders from mid-2008 until mid-2009. Although there was improvement in orders for our businesses, particularly in 2011 through 2013, we have experienced a substantial decline since 2014 in hydrocarbon demand with the decline in energy prices. We cannot predict whether business performance may be better or worse in the future.
The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our sales and profitability.
A small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers accounted for 36%, 34% and 37% of consolidated sales in 2015, 2014 and 2013, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. While our sales to particular customers fluctuate from period to period, the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of our sales.
The loss of any of our major customers or a decrease or delay in orders or anticipated spending by such customers could materially reduce our sales and profitability. We did experience several delays in customer orders during 2015 as energy prices fell and our customers adjusted project timing. Continued delays in the anticipated timing of LNG infrastructure build out or respiratory therapy demand recovery could materially reduce the demand for our products. Our largest customers could also engage in business combinations, which could increase their size, reduce their demand for our products as they recognize synergies or rationalize assets and increase or decrease the portion of our total sales concentration to any single customer. For example, two of our largest customers, Airgas and Air Liquide, have plans to combine during 2016.

Decreases in energy prices, or a decrease in the cost of oil relative to natural gas, may decrease demand for some of our products and cause downward pressure on the prices we charge, which could harm our business, financial condition and results of operations.
A significant amount of our sales are to customers in the energy production and supply industry. We estimate that 42% of our sales for the year ended December 31, 2015 were generated by end-users in the energy industry, with many of our products sold for natural gas-related applications. Accordingly, demand for a significant portion of our products depends upon the level of capital expenditures by companies in the oil and gas industry, which depends, in part, on energy prices as well as the price of oil relative to natural gas for some applications. Some applications for our products could see greater demand when prices for natural gas are relatively low compared to oil prices, but a sustained decline in energy prices generally and a resultant downturn in energy production activities could negatively affect the capital expenditures of our customers. For example, the sharp decline in oil prices since the fourth quarter of 2014 has had a negative impact on demand for some of our products. Any significant decline in the capital expenditures of our customers, whether due to a decrease in the market price of energy or otherwise, may decrease demand for our products and cause downward pressure on the prices we charge. Accordingly, if there is a continued or further downturn in the energy production and supply industry, including a decline in the cost of oil relative to natural gas, our business, financial condition and results of operations could be adversely affected.
If we are unable to successfully control our costs and efficiently manage our operations, it may place a significant strain on our management and administrative resources and lead to increased costs and reduced profitability.
We have implemented cost savings initiatives to align our business with current economic conditions. Our ability to operate our business successfully and implement our strategies depends, in part, on our ability to allocate our resources optimally in each of our facilities in order to maintain efficient operations. Ineffective management could cause manufacturing inefficiencies, increase our operating costs, place significant strain on our management and administrative resources and prevent us from being able to take advantage of opportunities as economic conditions improve. If we are unable to align our cost structure in response to prevailing economic conditions on a timely basis, or if implementation or failure to implement any cost structure adjustments has an adverse impact on our business or prospects, then our financial condition, results of operations and cash flows may be negatively affected.
Similarly, it is critical that we appropriately manage our planned capital expenditures in this challenging economic environment. For example, we have invested or plan to invest approximately $20 to $25 million in new capital expenditures in 2016 related to the expected growth of selective parts of each of the E&C, D&S and BioMedical segments. If we fail to implement these projects in a timely and effective manner, we may lose the opportunity to obtain some new customer orders. Even if we effectively implement these projects, the orders needed to support the capital expenditure may not be obtained, may be delayed, or may be less than expected, which may result in sales or profitability at lower levels than anticipated. For example, while we invested in the expansion of our D&S segment in China in recent years, we have experienced delay in some of the orders anticipated to support that expansion, which has resulted in the underutilization of our capacity.

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
We carry goodwill and indefinite-lived intangible assets on our balance sheet, which are subject to impairment testing and could subject us to significant non-cash charges to earnings in the future if impairment occurs.
As of December 31, 2015, we had goodwill and indefinite-lived intangible assets of $254.1 million, which represented approximately 21.1% of our total assets. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually in the fourth quarter or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Our stock price historically has shown volatility and often fluctuates significantly in response to market and other factors. For example, it declined significantly from mid-2008 to early 2009 and then increased sharply beginning in late 2010 through late 2013, when it again declined significantly in connection with energy price declines in 2014 and 2015. Declines in our stock price, lower operating results and any decline in industry conditions in the future could increase the risk of impairment. Impairment testing incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates and our judgment regarding the applicable discount rates used on estimated operating results and cash flows. As a result of the above analyses, we recorded an impairment charge related to goodwill and indefinite-lived intangible assets of $207.7 million during the fourth quarter of 2015. If we determine that further impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.
Governmental energy policies could change, or expected changes could fail to materialize, which could adversely affect our business or prospects.
Energy policy can develop rapidly in the markets we serve, including the United States, Europe and China. Within the last few years, significant developments have taken place, primarily in international markets that we serve with respect to energy policy and related regulations. We anticipate that energy policy will continue to be an important regulatory priority globally as well as on a national, state and local level. As energy policy continues to evolve, the existing rules and incentives that impact the energy-related segments of our business may change. It is difficult, if not impossible, to predict whether changes in energy policy might occur in the future and the timing of potential changes and their impact on our business. The elimination or reduction of favorable policies for our energy-related business, or the failure to adopt expected policies that would benefit our business, could negatively impact our sales and profitability.
Our backlog is subject to modification, termination or reduction of orders, which could negatively impact our sales.
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as sales. The dollar amount of backlog as of December 31, 2015 was $374.6 million. Our backlog can be significantly affected by the timing of orders for large projects, particularly in our E&C segment, and the amount of our backlog at December 31, 2015 is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Although modifications and terminations of our orders may be partially offset by cancellation fees, customers can, and sometimes do, terminate or modify these orders. We cannot predict whether cancellations will accelerate or diminish in the future. Cancellations of purchase orders, indications that the customers will not perform or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. For example, D&S segment orders during 2015 were reduced by approximately $150.0 million when current circumstances suggested that our customers were not likely to take delivery in the future. Our failure to replace canceled orders could negatively impact our sales and results of operations.
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
Our exposure to fixed-price contracts, including exposure to fixed pricing on long-term customer contracts and performance guarantees, could negatively impact our financial results.
A substantial portion of our sales has historically been derived from fixed-price contracts for large system projects, which may involve long-term fixed price commitments to customers or guarantees of equipment or process performance and which are sometimes difficult to execute. To the extent that any of our fixed-price contracts are delayed, we fail to satisfy a performance guarantee, our subcontractors fail to perform, contract counterparties successfully assert claims against us, the original cost estimates in these or other contracts prove to be inaccurate or the contracts do not permit us to pass increased costs on to our customers, profitability from a particular contract may decrease or project losses may be incurred, which, in turn, could decrease our sales and overall profitability. The uncertainties associated with our fixed-price contracts make it more difficult to predict our future results and exacerbate the risk that our results will not match expectations, which has happened in the past.
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
Many of our BioMedical segment’s customers are reimbursed for products and services by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs in the U.S., and by similar programs and entities in the other countries in which we operate or sell our equipment.
In March 2010, the Affordable Care Act was adopted in the U.S. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. In addition, the Affordable Care Act requires the Centers for Medicare & Medicaid Services (“CMS”), the agency responsible for administering the Medicare program, to nationalize a competitive bidding process or adjust the prices in non-competitive bidding areas to match competitive bidding prices.
CMS has since implemented a number of payment rules that reduced Medicare payments for oxygen and oxygen equipment. Under the competitive bidding program, CMS selected contract suppliers that agreed to receive as payment the “single payment amount” calculated by CMS in certain geographic regions. In January 2011, round one of competitive bidding significantly reduced the number of homecare oxygen suppliers able to participate in the Medicare program in 91 U.S. Metropolitan Statistical Areas (“MSA”). Round two of competitive bidding was implemented in July 2013 in 91 U.S. MSAs, further decreasing the number of oxygen suppliers. In October 2014, CMA set rules to adjust the fee schedule amounts for the remaining un-bid areas to match bid areas based on regional averages, which will begin to be applied partially from January 1, 2016 to June 30, 2016 and fully implemented by July 1, 2016.
There remains a significant amount of uncertainty regarding healthcare reform and the effect of competitive bidding on the durable medical equipment industry. The potential impact of new and changing policies on the demand for our products or the prices at which we sell our products could have a material adverse effect on our business, results of operations and/or financial condition.
Due to the nature of our business and products, we may be liable for damages based on product liability and warranty claims.
Due to the high pressures and low temperatures at which many of our products are used, the inherent risks associated with concentrated industrial and hydrocarbon gases, and the fact that some of our products are relied upon by our customers or end users in their facilities or operations, or are manufactured for relatively broad industrial, medical, transportation or consumer use, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in death, bodily injury, property damage or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We are subject to claims from time to time, some of which are substantial, including a claim involving property damage and economic loss in the past where the amount claimed exceeded $100 million, and we may be subject to claims in the future. Although we currently maintain product liability coverage, which we believe is adequate, it includes customary exclusions and conditions, it may not cover certain specialized applications such as aerospace-related applications, and it generally does not cover warranty claims. Additionally, such insurance may become difficult to obtain or be unobtainable in the future on terms acceptable to us. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage, or a significant warranty claim or series of claims against us, could materially decrease our liquidity, impair our financial condition and adversely affect our results of operations.
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
Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. In 2015, 2014 and 2013, 51%, 53% and 59%, respectively, of our sales were made in international markets. Our future results could be harmed by a variety of factors, including:

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
Our operations in markets such as China, Central and Eastern Europe, India, the Middle East and Latin America, may cause us difficulty due to greater regulatory barriers than in the United States, the necessity of adapting to new regulatory systems, problems related to entering new markets with different economic, social and political systems and conditions, and significant competition from the primary participants in these markets, some of which may have substantially greater resources than us. In addition, unstable political conditions or civil unrest, including political instability in Eastern Europe, the Middle East or elsewhere, could negatively impact our order levels and sales in a region or our ability to collect receivables from customers or operate or execute projects in a region.
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
Our ability to successfully operate and grow our business and implement our strategies is largely dependent on the efforts, abilities and services of our senior management and other key employees. Our future success will also depend on, among other factors, our ability to attract and retain qualified personnel, such as engineers and other skilled labor, either through direct hiring or the acquisition of other businesses employing such professionals. Our products, many of which are highly engineered, represent specialized applications of cryogenic, low temperature or gas processing technologies and know-how, and many of the markets we serve represent niche markets for these specialized applications. Accordingly, we rely heavily on engineers, salespersons, business unit leaders, senior management and other key employees who have experience in these specialized applications and are knowledgeable about these niche markets, our products, and our company. Additionally, we may modify our management structure from time to time or substantially reduce our overall workforce as we have done during the recent downturn in our business, which may create marketing, operational and other business risks. The loss of the services of these senior managers or other key employees or the failure to attract or retain other qualified personnel could reduce the competitiveness of our business or otherwise impair our business prospects.

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
We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. A failure to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property may require expensive investment in protracted litigation and the investment of substantial management time and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. The patents in our patent portfolio are scheduled to expire between 2016 and 2036.
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
We are subject to numerous environmental, health and safety laws and regulations that impose various environmental controls on us or otherwise relate to environmental protection and various health and safety matters, including the discharge of pollutants in the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous materials and wastes, the investigation and remediation of soil and groundwater affected by hazardous substances and the requirement to obtain and maintain permits and licenses. These laws and regulations often impose strict, retroactive and joint and several liability for the costs and damages resulting from cleaning up our or our predecessors’ facilities and third party disposal sites. Compliance with these laws generally increases the costs of transportation and storage of raw materials and finished products, as well as the costs of storing and disposing waste, and could decrease our liquidity and profitability and increase our liabilities. Health and safety and other laws in the jurisdictions in which we operate impose various requirements on us including state licensing requirements that may benefit our customers. If we are found to have violated any of these laws, we may become subject to corrective action orders and fines or penalties, and incur substantial costs, including substantial remediation costs and commercial liability to our customers. Further, we also could be subject to future liability resulting from conditions that are currently unknown to us that could be discovered in the future.
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
The industries we serve, including the energy, industrial gas, respiratory healthcare and life sciences industries, experience ongoing technological change and product improvement. Manufacturers periodically introduce new generations of products or require new technological capacity to develop customized products or respond to industry developments or needs. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in our markets, as well as our ability to acquire new product technologies or fund and successfully develop, manufacture and market products in this constantly changing environment. We must continue to identify, develop, manufacture and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and competitive position. We may not be successful in acquiring and developing new products or technologies and any of our new products may not be accepted by our customers. If we fail to keep pace with evolving technological innovations in the markets we serve, our profitability may decrease.
Increases in labor costs, potential labor disputes and work stoppage could materially decrease our sales and profitability.
Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of January 31, 2016, we had 4,266 employees, including 194 bargaining unit hourly employees. Employees represented by a union are subject to one collective bargaining agreement in the United States that expires in February 2018. We have experienced one work stoppage in 2007. Although we entered into a new labor agreement with our unionized employees at this facility effective February 3, 2013, if we are unable to enter into new, satisfactory labor agreements with our unionized employees when necessary in the future or other labor controversies or union organizing efforts arise, we could experience a significant disruption to our operations, lose business or experience an increase in our operating expenses, which could reduce our profit margins. Furthermore, increased U.S. federal regulation or significant modifications to existing labor regulations, could potentially increase our labor costs.
Increased government regulation could adversely affect our financial results, financial condition and cash flow.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) institutes a wide range of reforms, some of which may impact us. Among other things, the Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions that authorize or require the SEC to adopt additional rules and regulations in these areas. The impact of these provisions on our business is uncertain. For example, the Dodd-Frank Act provides for statutory and regulatory requirements for derivative transactions, including foreign exchange and interest rate hedging transactions.  We enter into foreign exchange contracts, interest rate swaps and forward contracts from time to time to manage our foreign currency exchange and interest rate risk, and exposure to commodity price risk.  The Dodd-Frank Act includes extensive provisions regulating the derivatives market, and many of the regulations implementing the derivatives provisions have become effective and additional requirements are expected to become effective in the future. As such, we have become and could continue to become subject to additional regulatory costs, both directly and indirectly, through increased costs of doing business with market intermediaries that are now subject to extensive regulation pursuant to the Dodd-Frank Act.  As the regulatory regime is still developing and additional regulations have not been finalized or fully implemented, the ultimate costs of Dodd-Frank and similar legislation on our business remain uncertain. However, such costs could be significant and have an adverse effect on our financial results, financial condition and cash flow.
Our pension plan is currently underfunded and we contribute to a multi-employer plan for collective bargaining U.S. employees, which is also underfunded.
Certain U.S. hourly and salaried employees are covered by our defined benefit pension plan. The plan has been frozen since February 2006. As of December 31, 2015, the projected benefit obligation under our pension plan was approximately $58.3 million and the value of the assets of the plan was approximately $41.0 million, resulting in our pension plan being underfunded by approximately $17.3 million. We are also a participant in a multiemployer plan which is underfunded. Among other risks associated with multi-employer plans, contributions and unfunded obligations of the multi-employer plan are shared by the plan participants and we may inherit unfunded obligations if other plan participants withdraw from the plan or cease to participate. Additionally, if we elect to stop participating in the multi-employer plan, we may be required to pay amounts related to withdrawal liabilities associated with the underfunded status of the plan. If the performance of the assets in our pension plan or the multiemployer plan does not meet expectations or if other actuarial assumptions are modified, our required pension contributions for future years could be higher than we expect, which may negatively impact our results of operations, cash flows and financial condition.
We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.
The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that have experienced corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.
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
Unanticipated changes in our effective tax rate could adversely affect our future results.
We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions.  Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from share based compensation, the valuation of deferred tax assets and liabilities and changes in federal, state or international tax laws and accounting principles. Increases in our effective tax rate could materially affect our net results.  In addition, we are subject to income tax audits by many tax jurisdictions throughout the world. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

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
We are leveraged and have future debt service obligations. Our financial performance could be affected by our leverage. As of December 31, 2015, our total indebtedness was $256.2 million. In addition, at that date, under our senior secured revolving credit facility we had $28.7 million of letters of credit and bank guarantees outstanding and borrowing capacity of approximately $421.3 million. Through separate facilities, our subsidiaries had $2.7 million in bank guarantees outstanding at December 31, 2015. While we had $123.7 million in cash at December 31, 2015, which we believe mitigates the risk related to our leverage, there is no assurance that we will continue to be profitable in the future or that we will not use our available cash in ways other than those that reduce our leverage or mitigate the risk related to our leverage. We may also incur additional indebtedness in the future. Our level of indebtedness could have important negative consequences, including:

•	we may have difficulty generating sufficient cash flow to pay interest and satisfy our debt obligations;

•	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

•
we may need to use a substantial portion of our available cash flow to pay interest and principal on our debt, which would reduce the amount of money available to finance our operations and other business activities;

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
We may be able to incur substantial additional indebtedness in the future. The terms of our debt instruments do not fully prohibit us from doing so. Our senior secured revolving credit facility provides commitments of up to $450.0 million, approximately $421.3 million of which would have been available for future borrowings (after giving effect to letters of credit and bank guarantees outstanding) as of December 31, 2015. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments and Related Covenants.” We may also further increase the size of our senior secured revolving credit facility which includes an expansion option permitting us to add up to an aggregate of $200.0 million in additional borrowings, subject to certain conditions, or we could refinance with higher borrowing limits. If new debt is added to our current debt levels, the related risks that we now face could intensify.
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
If a fundamental change occurs under our 2.00% Convertible Senior Subordinated Notes due 2018, the holders of the convertible notes may require us to purchase for cash any or all of the convertible notes. However, there can be no assurance that we will have sufficient funds at the time of the fundamental change to purchase all of the convertible notes delivered for purchase, and we may not be able to arrange necessary financing on acceptable terms, if at all. Likewise, if one of the conversion contingencies of our convertible notes is triggered, holders of convertible notes will be entitled to convert the convertible notes at any time during specified periods. For example, as a result of attaining specified market price triggers, the notes were convertible during several quarters in 2013, although no notes have been converted to date. If one or more holders elects to convert their convertible notes during such future specified periods, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity.
We are subject to counterparty risk with respect to the convertible note hedge and capped call transactions associated with our 2.00% Convertible Senior Subordinated Notes due 2018.
The option counterparties for our convertible note hedging arrangements are financial institutions, and we will be subject to the risk that any or all of them might default under the convertible note hedge and capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Global economic conditions during the 2008-2009 economic downturn resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge and capped call transactions with that option counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
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
As of December 31, 2015, we had $250.0 million aggregate principal amount of convertible notes outstanding. Prior to the close of business on the business day immediately preceding May 1, 2018, the convertible notes will be convertible only upon satisfaction of certain conditions. As a result of attaining specified market price triggers, the notes were convertible during several quarters in 2013, although no notes have been converted to date. Holders may convert their convertible notes at their option at any time after May 1, 2018. We will settle conversions of convertible notes by paying cash up to the aggregate principal amount of the convertible notes to be converted and paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. The number of shares issued could be significant and such an issuance could cause significant dilution to the interests of the existing stockholders.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
We occupy 43 facilities among the locations listed below totaling approximately 4.4 million square feet, with the majority devoted to manufacturing, assembly and storage. Of these facilities, approximately 3.4 million square feet are owned and 1.0 million square feet are occupied under operating leases. We lease approximately 32,800 square feet for our corporate office in Garfield Heights, Ohio. Our major owned facilities in the United States are subject to mortgages securing our senior secured revolving credit facility.
The following table summarizes certain information about facilities occupied by us as of January 31, 2016:

Location	Segment	Approximate Square Footage	Ownership	Use
Garfield Heights, Ohio	Corporate	32,800	Leased	Office
Luxembourg, Luxembourg	Corporate	1,200	Leased	Office
Aichi, Japan	BioMedical	8,900	Leased	Service
Amherst, New York	BioMedical	150,100	Leased/Owned	Manufacturing/Warehouse/Office
Chengdu, China	BioMedical	176,000	Owned	Manufacturing/Office
Lidcombe, Australia	BioMedical	2,400	Leased	Office/Warehouse
Padova, Italy	BioMedical	11,800	Leased	Service
San Diego, California	BioMedical	24,500	Leased	Manufacturing/Office
Tokyo, Japan	BioMedical	1,600	Leased	Office
Troy, New York	BioMedical	12,000	Leased	Manufacturing/Office
Wokingham, United Kingdom	BioMedical	7,200	Leased	Office/Warehouse/Service
Wuppertal, Germany	BioMedical	104,900	Leased	Office/Warehouse/Service
Decin, Czech Republic	Distribution & Storage	628,000	Owned	Manufacturing/Office
Goch, Germany	Distribution & Storage	258,000	Owned	Manufacturing/Office
Houston, Texas	Distribution & Storage/Energy & Chemicals	28,900	Leased/Owned	Office/Service
Kuala Lumpur, Malaysia	Distribution & Storage	2,500	Leased	Marketing & Sales/Office
McCarran, Nevada	Distribution & Storage	42,300	Owned	Service
Mumbai, India	Distribution & Storage	100	Leased	Office
Nanjing, China	Distribution & Storage	39,700	Leased/Owned	Manufacturing/Office
Salem, New Hampshire	Distribution & Storage	1,300	Leased	Office
Solingen, Germany	Distribution & Storage	16,000	Leased	Manufacturing/Office/Service/Warehouse
Fremont, California	Distribution & Storage	19,600	Leased	Manufacturing/Office
Pershore, United Kingdom	Distribution & Storage	2,800	Leased	Office/Warehouse
Bogota, Colombia	Distribution & Storage	500	Leased	Office
East Java, Indonesia	Distribution & Storage	6,800	Leased	Manufacturing/Office
Canton, Georgia	Distribution & Storage/BioMedical	273,300	Leased/Owned	Manufacturing/Office/Service
New Prague, Minnesota	Distribution & Storage/BioMedical	395,200	Leased/Owned	Manufacturing/Office/Service
North Dartmouth, Massachusetts	Distribution & Storage	9,600	Owned	Office
Changzhou, China	Distribution & Storage	1,228,500	Owned	Manufacturing/Office
La Crosse, Wisconsin	Energy & Chemicals	296,000	Leased/Owned	Manufacturing/Office
New Iberia, Louisiana	Energy & Chemicals	108,700	Leased	Manufacturing
The Woodlands, Texas	Energy & Chemicals	33,500	Leased	Office
Tulsa, Oklahoma	Energy & Chemicals	222,800	Leased/Owned	Manufacturing/Office
Wolverhampton, United Kingdom	Energy & Chemicals	1,600	Leased	Office
Wuxi, China	Energy & Chemicals	200,000	Leased	Manufacturing/Office
In addition, we own a 110,000 square foot facility in Clarksville, Arkansas that is leased from the Company. The table above excludes leased facilities covering approximately 151,100 square feet that have been closed.

Regulatory Environment
We are subject to federal, state and local regulations relating to the discharge of materials into the environment, production and handling of hazardous and regulated materials, and the conduct and condition of our production facilities. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings or competitive position. We are not anticipating any material capital expenditures in 2016 that are directly related to regulatory compliance matters. We are also not aware of any pending or potential regulatory changes that would have a material adverse impact on our business.

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
We are occasionally subject to various legal claims related to performance under contracts, product liability, environmental liability, taxes, employment, intellectual property and other matters, several of which claims assert substantial damages, in the ordinary course of our business. Based on the Company’s historical experience in litigating these claims, as well as the Company’s current assessment of the underlying merits of the claims and applicable insurance, if any, we believe the resolution of these legal claims will not have a material adverse effect on our financial position, liquidity, cash flows or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect. See Item 1A. “Risk Factors.”
Item 4.    Mine Safety Disclosures

Not applicable.

Item 4A.	Executive Officers of the Registrant*
The name, age and positions of each Executive Officer of the Company as of February 1, 2016 are as follows:

Name	Age	Position
Samuel F. Thomas	64	Chairman, Chief Executive Officer and President
Michael F. Biehl	60	Executive Vice President and Chief Financial Officer
Matthew J. Klaben	46	Vice President, General Counsel and Secretary
Kenneth J. Webster	53	Vice President, Chief Accounting Officer and Controller
* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
Samuel F. Thomas has served as Chairman of our Board of Directors since March 2007 and has served as our Chief Executive Officer and President and as a member of our Board of Directors since October 2003. Prior to joining our Company, Mr. Thomas was Executive Vice President of Global Consumables at ESAB Holdings Ltd., a provider of welding consumables and equipment. In addition to his most recent position at ESAB, Mr. Thomas was responsible for ESAB North America during his employment at ESAB Holdings Ltd. Prior to joining ESAB in February 1999, Mr. Thomas was Vice President of Friction Products for Federal Mogul, Inc. Prior to its acquisition by Federal Mogul in 1998, Mr. Thomas was employed by T&N plc from 1976 to 1998, where he served from 1991 as chief executive of several global operating divisions, including industrial sealing, camshafts and friction products. Mr. Thomas also serves on the board of Lumentum Holdings Inc.
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
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “GTLS.” The high and low sales prices for the shares of common stock for the periods indicated are set forth in the table below:

	High and Low Sales Price
	2015		2014
	High	Low	High	Low
First quarter	$39.93	$27.34	$95.99	$74.07
Second quarter	45.62	31.61	84.94	64.05
Third quarter	38.10	17.22	84.25	61.00
Fourth quarter	24.48	15.08	59.29	30.61
Year	45.62	15.08	95.99	30.61
As of February 1, 2016, there were 177 holders of record of our common stock. Since many holders hold shares in “street name,” we believe that there are a significantly larger number of beneficial owners of our common stock than the number of record holders.
We do not currently intend to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, for future operations, potential acquisitions and debt reduction. The amounts available to us to pay future cash dividends may be restricted by our senior secured revolving credit facility to the extent our pro forma leverage ratio exceeds certain targets. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant.

Cumulative Total Return Comparison
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of Chart Industries, Inc. with the cumulative return of a hypothetical investment in each of the S&P SmallCap 600 Index, the 2014 Peer Group Index, and our new Peer Group Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on December 31, 2010, including reinvestment of dividends, if any.

	December 31,
	2010	2011	2012	2013	2014	2015
Chart Industries, Inc.	$100.00	$160.07	$197.42	$283.13	$101.24	$53.17
S&P SmallCap 600 Index	100.00	101.02	117.51	166.05	175.61	172.15
2014 Peer Group Index	100.00	95.38	124.29	162.64	144.07	126.64
2015 Peer Group Index	100.00	95.16	125.38	166.03	145.52	128.96
The Company selects the peer companies that comprise the Peer Group Index solely on the basis of objective criteria.  These criteria result in an index composed of oil field equipment/service and other comparable industrial companies. We modified our Peer Group Index this year since the prior Peer Group Index (“2014 Peer Group”) included one company that was acquired during 2015. The updated Peer Group Index (“2015 Peer Group”) includes the following companies from the 2014 Peer Group: Acuity Brands, Inc., Barnes Group Inc., Circor International, Inc., Colfax Corp., Enpro Industries Inc., Ensco plc, Esco Technologies Inc., Graco Inc., Idex Corp., Nordson Corporation and Powell Industries Inc., as well as the following additional company which has a similar industrial manufacturing profile and serves similar industries as the Company: Worthington Industries, Inc.
The 2014 Peer Group Index was comprised of Acuity Brands, Inc., Barnes Group Inc., Circor International, Inc., Colfax Corp., Dresser-Rand Group Inc., Enpro Industries Inc., Ensco plc, Esco Technologies Inc., Graco Inc., Idex Corp., Nordson Corporation and Powell Industries Inc. In accordance with SEC rules, the both the 2014 Peer Group and 2015 Peer Group are represented in the graph above.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the fourth quarter of 2015, 4,718 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $98,800. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended December 31, 2015.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — 31, 2015	4,058	$21.31	—	$—
November 1 — 30, 2015	11	19.16	—	—
December 1 — 31, 2015	649	18.67	—	—
Total	4,718	$20.94	—	$—

Item 6.	Selected Financial Data
The following table sets forth selected historical consolidated financial information as of the dates and for each of the periods indicated. The Company selected historical financial consolidated data as of and for the years ended December 31, 2015, 2014 and 2013 are derived from our audited financial statements for such periods incorporated by reference into Item 8 of this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP. The Company selected historical financial consolidated data as of and for the years ended December 31, 2012 and 2011 are derived from our audited financial statements for such periods, which have been audited by Ernst & Young LLP, and which are not included in this Annual Report on Form 10-K.
You should read the following table together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K (all dollar amounts, except per share data, in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of Operations Data:
Sales	$1,040,160	$1,192,952	$1,177,438	$1,014,152	$794,585
Cost of sales (1)	751,696	835,098	825,715	708,989	549,139
Gross profit	288,464	357,854	351,723	305,163	245,446
Operating expenses (2)	$218,127	$219,697	$215,726	$180,280	$155,452
Asset impairments (3)	253,560	—	—	3,070	—
Operating (loss) income	(183,223)	138,157	135,997	121,813	89,994
Interest expense, net (including deferred financing costs amortization) (4)	17,261	18,023	17,581	17,209	27,754
Other expense (income)	1,348	970	(242)	1,498	(734)
Other expense, net	18,609	18,993	17,339	18,707	27,020
(Loss) income before income taxes	(201,832)	119,164	118,658	103,106	62,974
Income tax expense, net	2,684	36,092	31,296	30,782	18,730
Net (loss) income	(204,516)	83,072	87,362	72,324	44,244
Noncontrolling interests, net of taxes	(1,556)	1,208	4,186	1,029	168
Net (loss) income attributable to Chart Industries, Inc.	$(202,960)	$81,864	$83,176	$71,295	$44,076
Earnings Per Share Data:
Basic (loss) earnings per share	$(6.66)	$2.69	$2.75	$2.39	$1.51
Diluted (loss) earnings per share (5)	$(6.66)	$2.67	$2.60	$2.36	$1.47
Weighted-average shares — basic	30,493	30,384	30,209	29,786	29,165
Weighted-average shares — diluted	30,493	30,666	31,931	30,194	29,913
Cash Flow Data:
Cash provided by operating activities	$101,989	$118,717	$59,663	$87,641	$81,658
Cash used in investing activities	(73,524)	(72,485)	(74,981)	(224,347)	(59,672)
Cash (used in) provided by financing activities	(608)	(70,793)	8,107	17,441	67,711
Other Financial Data:
Depreciation and amortization (6)	$46,738	$44,568	$41,695	$33,726	$32,298

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$123,708	$103,656	$137,345	$141,498	$256,861
Working capital (7)	207,643	218,092	213,261	144,901	86,533
Goodwill (3)	218,390	405,522	398,905	398,941	288,770
Identifiable intangible assets, net (3)	106,714	153,666	172,142	189,463	140,553
Total assets (3)	1,201,976	1,462,063	1,461,630	1,327,841	1,174,475
Long-term debt	215,634	204,099	64,688	252,021	223,224
Total debt	221,794	209,022	265,155	255,771	234,482
Chart Industries, Inc. shareholders’ equity (3)	670,592	879,879	754,785	696,478	611,039
 _______________

(1)
Includes recovery of $5.0 million reducing cost of sales for the year ended December 31, 2014 from an escrow settlement for breaches of representations and warranties relating to warranty costs (which are in excess of the settlement amount) for certain product lines acquired from AirSep Corporation (“AirSep”) in 2012. We continue to pursue recovery for breaches of representations and warranties related to warranty costs for certain product lines acquired from AirSep in 2012 under our representation and warranty insurance coverage that exists from the acquisition.

(2)
Operating expenses include selling, general and administrative expenses, amortization expense, and loss on disposal of assets. Amortization expense related to intangible assets for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 was $17.3 million, $17.9 million, $19.2 million, $14.8 million and $13.4 million, respectively. Also includes a $4.6 million reduction of expense associated with writing down acquisition related contingent consideration to fair value for the year ended December 31, 2012.

(3)	See Note 3, Asset Impairments, in the consolidated financial statements.

(4)
Includes $3.0 million for the write-off of the remaining deferred financing fees and $5.0 million for the early redemption premium related to the 9-1/8% Senior Subordinated Notes that were redeemed in October 2011 for the year ended December 31, 2011.

(5)	Zero incremental shares from share-based awards are included in the computation of diluted net loss per share for periods in which a net loss occurs, because to do so would be anti-dilutive.

(6)
Includes financing costs amortization for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 of $1.3 million, $1.4 million, $1.3 million, $1.5 million, and $4.4 million, respectively. For the year ended December 31, 2011, financing costs amortization included $3.0 million to write-off remaining deferred financing fees related to the redemption of the 9-1/8% Senior Subordinated Notes.

(7)
Working capital is defined as current assets excluding cash and cash equivalents minus current liabilities excluding short-term debt and current portion of long-term debt (including current convertible notes, if applicable).

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
Sales for the year ended December 31, 2015 were $1,040.2 million compared to sales of $1,193.0 million for the year ended December 31, 2014, reflecting a decrease of $152.8 million, or 12.8%. This decrease was mainly attributable to 1) a significant drop in energy prices for markets the Company serves, 2) a decrease in liquefied natural gas (“LNG”) applications within our D&S segment, 3) lower sales in our E&C segment across all product lines, and 4) the strength of the U.S. dollar, which had a negative impact on the results of our European operations when reporting in U.S. dollars in both our D&S and BioMedical segments. The overall negative currency translation impact on sales was approximately $31.8 million on a constant currency basis. Gross profit for the year ended December 31, 2015 was $288.5 million, or 27.7% of sales, as compared to $357.9 million, or 30.0% of sales, for the year ended December 31, 2014. Gross profit decreased during the period mainly as a result of decreased volume related to LNG applications within our D&S segment. The related margin percentage decreased mainly due to product mix within our D&S segment as well as higher restructuring-related costs due to cost reduction initiatives, including facility closures and reductions in headcount. We recorded asset impairments of $253.6 million during the fourth quarter of 2015 primarily with respect to the BioMedical and Energy & Chemicals segments. The drop in our market capitalization along with the macroeconomic trends described below with respect to energy prices, order trends, and weakness in China, and in the BioMedical respiratory markets, led to reductions in our forecasts resulting in the non-cash impairment charges. See Note 3 to the accompanying financial statements for further information on the impairment charges for 2015. Operating loss for the year ended December 31, 2015 was $183.2 million compared to operating income of $138.2 million for the year ended December 31, 2014, mainly for the reasons discussed above.

As previously disclosed, low energy prices continue to delay LNG conversions and LNG-related opportunities, which has negatively impacted our sales and order trends this year. In addition, macroeconomic headwinds and global competition continue to put pressure on pricing generally, and the long-term impact of Medicare competitive bidding, including the reduction of reimbursement rates, will continue to impact BioMedical respiratory. Due to the uncertainty surrounding the price of oil and its impact on natural gas projects and our business, we continue to face challenges in the timing of orders. Beginning in the fourth quarter of 2014 and throughout 2015, we implemented a number of cost reduction or avoidance actions, including headcount reductions and facility closures. These actions equate to annualized savings of approximately $60 million and resulted in $7.4 million in severance and $4.8 million in facility shutdown costs during 2015. We closely monitor our end markets and order rates and will take additional appropriate and timely actions as necessary. Accordingly, 2016 will present significant operational performance challenges, particularly in our Energy & Chemicals business, given low energy prices, continued weakness in China, and strength in the U.S. dollar. We expect additional severance costs in 2016 to be approximately $3.2 million for actions already implemented.

Operating Results
The following table sets forth the percentage relationship that each line item in our consolidated statements of operations represents to sales for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Sales	100.0%	100.0%	100.0%
Cost of sales (1) (2)	72.3	70.0	70.1
Gross profit	27.7	30.0	29.9
Selling, general and administrative expense (3) (4)	19.3	16.9	16.7
Amortization expense	1.7	1.5	1.6
Asset impairments	24.4	—	—
Operating (loss) income	(17.6)	11.6	11.6
Interest expense, net (5)	1.5	1.4	1.4
Amortization of deferred financing costs	0.1	0.1	0.1
Foreign currency loss (gain)	0.1	0.1	—
Income tax expense, net	0.3	3.0	2.7
Net (loss) income	(19.7)	7.0	7.4
Noncontrolling interests, net of taxes	(0.1)	0.1	0.4
Net (loss) income attributable to Chart Industries, Inc.	(19.5)	6.9	7.1
 _______________

(1)	Includes inventory reserves of $5.6 million related to LNG inventory in China, and property, plant and equipment asset impairment charges of $1.6 million for the year ended December 31, 2015.

(2)
Includes recovery of $5.0 million reducing cost of sales for the year ended December 31, 2014 from an escrow settlement for breaches of representations and warranties relating to warranty costs (which are in excess of the settlement amount) for certain product lines acquired from AirSep in 2012. We continue to pursue recovery for breaches of representations and warranties related to warranty costs for certain product lines acquired from AirSep in 2012 under our representation and warranty insurance coverage that exists from the acquisition.

(3)	Includes facility shutdown costs, restructuring costs and severance of $8.6 million for the year ended December 31, 2015.

(4)
Includes share-based compensation expense of $11.3 million, $9.4 million and $10.0 million, representing 1.1%, 0.8% and 0.8% of sales, for the years ended December 31, 2015, 2014 and 2013, respectively.

(5)
Includes $11.5 million, $10.7 million and $9.9 million of non-cash interest accretion expense related to the carrying amount of the 2.0% Convertible Senior Subordinated Notes due 2018 (the “Convertible Notes”), representing 1.1%, 0.9% and 0.8% of sales, for the years ended December 31, 2015, 2014 and 2013, respectively.

Segment Information
Certain consolidated results for our operating segments are presented below (all dollar amounts in thousands). Further detailed information regarding our operating segments is presented in Note 19 of the consolidated financial statements included elsewhere in this report.

	Year Ended December 31,
	2015	2014	2013
Sales
Energy & Chemicals	$330,968	$388,018	$318,510
Distribution & Storage	487,557	578,806	592,616
BioMedical	221,635	226,128	266,312
Consolidated	$1,040,160	$1,192,952	$1,177,438
Gross Profit
Energy & Chemicals	$94,605	$113,932	$89,125
Distribution & Storage	123,454	162,191	168,505
BioMedical	70,405	81,731	94,093
Consolidated	$288,464	$357,854	$351,723
Gross Profit Margin
Energy & Chemicals	28.6%	29.4%	28.0%
Distribution & Storage	25.3%	28.0%	28.4%
BioMedical	31.8%	36.1%	35.3%
Consolidated	27.7%	30.0%	29.9%
SG&A Expenses
Energy & Chemicals	$31,189	$31,776	$26,358
Distribution & Storage	75,069	71,809	69,807
BioMedical	41,820	45,752	50,058
Corporate	52,716	52,415	50,273
Consolidated	$200,794	$201,752	$196,496
SG&A Expenses (% of Sales)
Energy & Chemicals	9.4%	8.2%	8.3%
Distribution & Storage	15.4%	12.4%	11.8%
BioMedical	18.9%	20.2%	18.8%
Consolidated	19.3%	16.9%	16.7%
Operating (Loss) Income (1)
Energy & Chemicals	$(8,138)	$79,665	$59,671
Distribution & Storage	41,732	85,213	93,560
BioMedical	(164,284)	25,694	33,039
Corporate	(52,533)	(52,415)	(50,273)
Consolidated	$(183,223)	$138,157	$135,997
Operating Margin (1)
Energy & Chemicals	(2.5)%	20.5%	18.7%
Distribution & Storage	8.6%	14.7%	15.8%
BioMedical	(74.1)%	11.4%	12.4%
Consolidated	(17.6)%	11.6%	11.6%
 _______________

(1)	Includes asset impairment charges of $255.1 million for the year ended December 31, 2015, attributed to E&C - $68.8 million, D&S - $2.0 million, and BioMedical - $184.3 million.

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Sales
Sales for 2015 were $1,040.2 million compared to $1,193.0 million for 2014, reflecting a decrease of $152.8 million, or 12.8%.
E&C segment sales decreased by $57.0 million, or 14.7%, compared to the prior year. Within natural gas processing (including petrochemical) applications and industrial gas applications, sales decreased by $27.8 million and $21.4 million, respectively, due to decreased capital spending by our energy-related customers and highly competitive market conditions. Sales within LNG applications decreased by $7.8 million as several major projects were completed during the year, which reduced revenue when compared to the twelve months ended December 31, 2014.
D&S segment sales decreased by $91.3 million, or 15.8%, compared to the prior year, mainly attributable to a $93.7 million decrease related to LNG applications globally, particularly in China. This was partially offset by an increase of $2.4 million in industrial applications. Currency was also a factor that negatively impacted D&S sales. The overall currency translation impact on sales attributable to the D&S segment was approximately $21.0 million unfavorable on a constant currency basis.
BioMedical segment sales decreased by $4.5 million, or 2.0%, compared to the prior year. Currency and increased competition largely drove the $9.0 million decrease in respiratory therapy equipment sales. This decrease was partially offset by a $5.8 million increase in commercial oxygen generation systems. Sales within life sciences decreased by $1.3 million during the year. The overall currency translation impact on sales attributable to the BioMedical segment was approximately $10.8 million unfavorable on a constant currency basis.
Gross Profit and Margin
Gross profit for 2015 was $288.5 million, or 27.7% of sales compared to $357.9 million, or 30.0% of sales, for 2014, which reflected a decrease of $69.4 million, and the related margin percentage decreased by 2.3 percentage points.
E&C segment gross profit decreased by $19.3 million mainly due to decreased volume within industrial gas and natural gas processing applications related to brazed aluminum heat exchangers, partially offset by improved volume and project mix related to air cooled heat exchangers and process systems. The related margin decreased by 0.8 percentage points mainly due to lower volume within brazed aluminum heat exchangers, partially offset by favorable project execution and cost reduction initiatives in all businesses.
D&S segment gross profit decreased by $38.8 million, and the related margin decreased by 2.7 percentage points compared to the prior year mainly due to decreased volume in LNG applications globally, higher costs due to cost reduction initiatives, including the previously disclosed shutdown of the D&S manufacturing facility in Owatonna, Minnesota, severance associated with reductions in headcount, and increases in inventory reserves, primarily associated with inventories in China. Costs associated with facility shutdown, headcount reductions and inventory reserves impacted the D&S segment margin by 0.6 percentage points.
BioMedical segment gross profit decreased by $11.3 million mainly due to lower volume in respiratory therapy equipment partially offset by higher volume in commercial oxygen generation systems. Margin decreased by 4.3 percentage points compared to the prior year mainly due to unfavorable product mix within respiratory therapy equipment and higher warranty costs. The BioMedical segment’s warranty expense as a percent of sales was 4.1% and 3.8% during 2015 and 2014, respectively. We received $5.0 million in the fourth quarter of 2014 under an escrow settlement for breaches of representations and warranties relating to warranty costs (which are in excess of the settlement amount) for certain product lines acquired from AirSep in 2012. This improved BioMedical segment margin by 2.2% in 2014. We continue to pursue recovery for breaches of representations and warranties related to warranty costs for certain product lines acquired from AirSep in 2012 under our representation and warranty insurance coverage that exists from the acquisition.
Selling General &Administrative (“SG&A”) Expenses
SG&A expenses for 2015 were $200.8 million, or 19.3% of sales, compared to $201.8 million, or 16.9% of sales, for 2014, representing a decrease of $1.0 million. SG&A expenses relating to facility shutdown and headcount reductions were $8.6 million during 2015. SG&A expenses relating to acquisition-related costs, and retention and severance costs were $4.5 million during 2014. Excluding these costs, SG&A expenses were down $5.2 million compared to the prior year, largely due to reduced discretionary spending.
E&C segment SG&A expenses decreased by $0.6 million compared to the prior year mainly due to lower sales commissions, partially offset by higher variable short-term incentive compensation based on performance.

D&S segment SG&A expenses increased by $3.3 million compared to the prior year mainly due to $4.8 million in facility shutdown and severance costs due to headcount reductions, partially offset by lower variable short-term incentive compensation based on performance.
BioMedical segment SG&A expenses decreased by $4.0 million compared to the prior year mainly due to lower acquisition-related and severance costs.
Corporate SG&A expenses increased by $0.3 million compared to the prior year mainly due to a $1.7 million increase in share-based compensation expense mainly due to acceleration of expense based on retirement eligibility provisions, as a greater mix of share-based awards satisfied these provisions during the first quarter of 2015, and also a $1.3 million increase in severance costs related to cost reductions. These increases were partially offset by lower costs related to outside professional services and discretionary spending.
Asset Impairments
During 2015, we recorded asset impairment charges of $253.6 million. The amounts are attributed to our operating segments as follows: E&C $68.8 million, D&S $0.5 million, and BioMedical $184.3 million. See Note 3, Asset Impairments, to the accompanying financial statements for more information relating to asset impairments.
Operating (Loss) Income
As a result of the foregoing, operating loss for 2015 was $183.2 million, or (17.6)% of sales compared to operating income of $138.2 million, or 11.6% of sales, for the same period in 2014.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for 2015 and 2014 was $16.0 million and $16.6 million, respectively. Interest expense for 2015 included $5.0 million of 2.0% cash interest and $11.5 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For 2015 and 2014, financing costs amortization was $1.3 million and $1.4 million, respectively.
Foreign Currency Loss
For 2015 and 2014, foreign currency losses were $1.3 million and $1.0 million, respectively. Losses increased by $0.3 million during 2015 due to exchange rate volatility, especially with respect to the Chinese yuan and the euro.
Income Tax Expense
Income tax expense of $2.7 million and $36.1 million for 2015 and 2014, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of (1.3)% and 30.3%, respectively. The change in rate from the prior year was primarily due to the $67.3 million tax impact related to the impairment charges of $253.6 million. Excluding impairment charges, the effective tax rate would have been 42.1%, which is higher than the prior year’s effective tax rate due to the establishment of valuation allowances of $4.7 million against net operating loss carryforwards as well as other deferred tax assets at some of our Chinese operations and an unfavorable mix of earnings in higher taxed jurisdictions.
Net (Loss) Income
As a result of the foregoing, net loss attributable to the Company during 2015 was $203.0 million while net income was $81.9 million during 2014.
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

BioMedical segment sales decreased by $40.1 million, or 15.1%, compared to the prior year. This decrease in BioMedical segment sales was mainly due to lower sales of respiratory therapy equipment in the U.S. driven by customer consolidation and inventory rationalization in addition to currency, competitive pricing and AirSep concentrator warranty issues. Sales of commercial oxygen generation products were lower also as two large projects that accounted for approximately $10.5 million in 2013 sales did not recur in 2014. This decrease was partially offset by an increase in BioMedical segment life science products.
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
BioMedical segment gross profit decreased by $12.3 million while margin increased by 0.8 percentage points compared to the prior year. The decrease in BioMedical gross profit was primarily due to lower volume in respiratory therapy equipment and commercial oxygen generation products and higher warranty costs while the increase in the related margin percentage was mainly attributable to recovery from an escrow settlement, as discussed further below. During 2014, we experienced a higher rate of warranty claims in our BioMedical segment within the AirSep product lines. The increased claims and revisions to the estimated cost of warranty claims resulted in an adjustment to our estimated warranty reserve in the first quarter of 2014. This led to an increase in the BioMedical segment’s warranty expense as a percent of BioMedical segment sales to 3.8% for 2014 compared to 2.9% in the prior year. We received $5.0 million in the fourth quarter of 2014 under an escrow settlement for breaches of representations and warranties relating to warranty costs (which are in excess of the settlement amount) for certain product lines acquired from AirSep in 2012.
SG&A Expenses
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
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Our backlog as of December 31, 2015, 2014 and 2013 was $374.6 million, $640.1 million and $728.8 million, respectively.
The table below represents orders received and backlog by segment for the periods indicated (dollar amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Orders
Energy & Chemicals	$187,657	$339,357	$294,921
Distribution & Storage	529,080	591,765	719,589
BioMedical	218,090	218,125	256,073
Total	$934,827	$1,149,247	$1,270,583

	As of December 31,
	2015	2014	2013
Backlog
Energy & Chemicals	$151,638	$294,204	$342,466
Distribution & Storage	206,518	328,350	363,480
BioMedical	16,456	17,509	22,890
Total	$374,612	$640,063	$728,836
Orders and Backlog for the Year Ended and As of December 31, 2015 Compared to the Year Ended and As of December 31, 2014
Orders for 2015 were $934.8 million compared to $1,149.2 million for 2014, representing a decrease of $214.4 million, or 18.7%. In our 2014 Annual Report on Form 10-K, we reported orders of $1,116.0 million for 2014, which was net of $33.2 million of adjustments; this has been updated to conform to the current presentation.
E&C orders for 2015 were $187.7 million compared to $339.4 million for 2014, a decrease of $151.7 million. Low energy prices continue to delay natural gas, petrochemical, and LNG-related opportunities, as evidenced by the decline in E&C order trends and backlog. Current market conditions reinforce a challenging outlook for LNG project awards given the reduction in capital spending with our energy-related customers. E&C backlog totaled $151.6 million at December 31, 2015, compared to $294.2 million as of December 31, 2014. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly year over year.
D&S orders for 2015 were $529.1 million compared to $591.8 million for 2014, a decrease of $62.7 million, or 10.6%. The decrease in D&S segment orders and backlog year over year was driven primarily by the impact of lower energy prices and the continued economic slowdown in China. Approximately 23% of the D&S backlog related to China as of December 31, 2015, including approximately $3.8 million related to PetroChina. D&S segment backlog was reduced $150.0 million in 2015 related to previously received orders, primarily in China. While these orders have not been canceled, they have exceeded the expected time of performance and current circumstances suggest that our customers are not likely to take delivery in the future.
BioMedical orders were $218.1 million during both 2015 and 2014. BioMedical backlog totaled $16.5 million at December 31, 2015, compared to $17.5 million as of December 31, 2014.
Orders and Backlog for the Year Ended and As of December 31, 2014 Compared to the Year Ended and As of December 31, 2013
Orders for 2014 were $1,149.2 million compared to $1,270.6 million for 2013, representing a decrease of $121.4 million, or 9.6%.
E&C segment orders were $339.4 million in 2014, an increase of $44.5 million compared to 2013. Significant E&C orders for 2014 included several small to mid-scale LNG liquefaction plants within LNG applications. Orders related to natural gas processing plants also increased during the year.
D&S segment orders for 2014 were $591.8 million compared to $719.6 million for 2013, a decrease of $127.8 million, or 17.8%. Approximately 28% of D&S backlog as of December 31, 2014 related to PetroChina. The decrease in D&S segment orders and backlog year over year was driven primarily by several factors. First, 2013 included two large orders for PetroChina in excess of $95 million, which did not recur in 2014. Excluding PetroChina, D&S segment orders were down approximately $61 million mainly for LNG applications, largely due to pending regulatory changes on certain product lines in China as well as the reduction in the price of diesel relative to natural gas in the U.S. In addition, backlog in the fourth quarter 2014 was reduced by approximately $33 million to eliminate previously received orders, most of which were received prior to 2014 for applications in China, where circumstances indicated that the customer would not perform its obligations. In our 2014 Annual Report on Form10-K we reported orders of $558.6 million which was net of this adjustment; this has been updated to conform to the current presentation.
BioMedical segment orders for 2014 were $218.1 million compared to orders of $256.1 million for 2013. The $38.0 million decrease in BioMedical segment orders year over year was mainly attributable to reduced demand for respiratory therapy equipment driven largely by customer consolidation and inventory rationalization. In addition, competitive pricing and AirSep concentrator warranty issues had an impact on BioMedical segment orders.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company’s Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is the Company’s intention to settle any excess conversion value in shares of the Company’s common stock. However, the Company may elect to settle, at its discretion, any such excess value in cash, shares of the Company’s common stock or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of the Company’s common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share. At the end of the fourth quarter of 2015, events for early conversion were not met, and thus the Convertible Notes were not convertible as of, and for the fiscal quarter beginning January 1, 2016. There have been no conversions as of the date of this filing. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from cash balances or borrowings under its senior secured revolving credit facility.
Senior Secured Revolving Credit Facility: The Company has a five-year $450.0 million senior secured revolving credit facility (the “SSRCF”) which matures on October 29, 2019. The SSRCF includes a $25.0 million sub-limit for the issuance of swingline loans and a $100.0 million sub-limit to be used for letters of credit. There is a foreign currency limit of $100.0 million under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100.0 million made by the Company’s wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited. The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200.0 million in term loans or revolving credit commitments from its lenders. Loans under the SSRCF bear interest at LIBOR or the Adjusted Base Rate as defined in the Debt and Credit Arrangements note (Note 7) to our consolidated financial statements included elsewhere in this report, plus a margin that varies with the Company’s leverage ratio. Significant financial covenants for the SSRCF include a leverage ratio and an interest coverage ratio. The Company had $28.7 million in letters of credit and bank guarantees supported by the SSRCF, which had availability of $421.3 million, at December 31, 2015. The Company was in compliance with all covenants, including its financial covenants, at December 31, 2015.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving line with 50.0 million Chinese yuan (equivalent to $7.7 million) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC, Chengdu or Wuxi under the China Facilities are guaranteed by the Company. At December 31, 2015, there was 30.0 million Chinese yuan (equivalent to $4.6 million) outstanding under the revolving line, bearing interest at 5.4% on a weighted-average basis, and CCESC, CCDEC and Wuxi had 4.7 million Chinese yuan (equivalent to $0.7 million), 5.3 million Chinese yuan (equivalent to $0.8 million) and 0.6 million Chinese yuan (equivalent to $0.1 million) in bank guarantees, respectively.
CCDEC maintains a credit facility whereby CCDEC may borrow up to 40.0 million Chinese yuan (equivalent to $6.2 million) for working capital purposes. This credit facility is effective until June 30, 2016. At December 31, 2015, there was 10.0 million Chinese yuan (equivalent to $1.5 million) outstanding under this facility, bearing interest at 5.7%.
CCESC maintains a credit facility whereby CCESC may borrow up to 38.0 million Chinese yuan (equivalent to $5.9 million) for working capital purposes. This credit facility is effective until July 5, 2016. There were no borrowings under this facility as of December 31, 2015.
CCESC maintains an unsecured credit facility whereby CCESC may borrow up to 30.0 million Chinese yuan (equivalent to $4.6 million) for working capital and bank guarantee purposes. This credit facility is effective until June 30, 2016. There were no borrowings under this facility at December 31, 2015.
Foreign Facilities – Europe: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $7.1 million). Both of the facilities allow Ferox to request bank guarantees and letters of credit. Neither of the facilities allows revolving credit borrowings. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit. Ferox’s land and buildings secure the credit facilities. As of December 31, 2015, there were bank guarantees of 20.4 million Czech koruna (equivalent to $0.8 million) supported by the Ferox credit facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 million in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of December 31, 2015.
Our debt and related covenants are further described in Note 7 to our consolidated financial statements included elsewhere in this report.
Sources and Uses of Cash
Our cash and cash equivalents totaled $123.7 million as of December 31, 2015, an increase of $20.0 million from the balance at December 31, 2014. Our foreign subsidiaries held cash of approximately $71.9 million and $82.9 million at December 31, 2015 and December 31, 2014, respectively, to meet their liquidity needs. No material restrictions exist in accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization. We believe that our existing cash and cash equivalents, funds available under our SSRCF and cash provided by operations will be sufficient to finance our normal working capital needs, acquisitions and investments in properties, facilities and equipment for the foreseeable future.

Years Ended December 31, 2015 and 2014
Cash provided by operating activities during 2015 and 2014 was $102.0 million and $118.7 million, respectively. The decrease in cash provided by operations was due to lower income from operations, partially offset by lower investment in working capital.
Cash used in investing activities was $73.5 million and $72.5 million during 2015 and 2014, respectively. Capital expenditures and payments for land use rights were $47.0 million and $11.0 million, respectively, during 2015, primarily for a D&S segment capacity expansion project in China for which we also received an $8.7 million government grant. Also during 2015, we used $24.5 million of cash relating to the Thermax Inc. (“Thermax”) acquisition.
Cash used in financing activities during 2015 and 2014 was $0.6 million and $70.8 million, respectively. During 2015, we borrowed and repaid $66.4 million on our SSRCF. We also borrowed 15.0 million Chinese yuan (equivalent to $2.4 million) and repaid 5.0 million Chinese yuan (equivalent to $0.8 million) on our China Facilities. Also during 2015, we received $0.5 million in proceeds from stock option exercises. We used $0.9 million for the purchase of common stock which was surrendered to cover tax withholding elections during 2015. Other uses of cash included a $0.6 million contingent consideration payment related to a prior acquisition.
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
Cash used in investing activities was $72.5 million and $75.0 million for the years ended December 31, 2014 and 2013, respectively. Capital expenditures were $62.1 million for the year ended December 31, 2014, primarily for expansion projects in the E&C segment for additional brazed aluminum heat exchanger capacity and a D&S segment capacity expansion project in China. Also during the year ended December 31, 2014, we used $11.9 million of cash (net of cash acquired) to fund the Wuxi acquisition.
Cash used in financing activities for the year ended December 31, 2014 was $70.8 million compared to $8.1 million of cash provided by financing activities for the year ended December 31, 2013, primarily as a result of higher net repayments on revolving credit facilities. During the year ended December 31, 2014, we made $2.8 million in scheduled quarterly principal payments related to a prior senior secured credit facility and used $65.6 million to pay down balances outstanding on the SSRCF. We also made $1.3 million in payments for debt issuance costs related to the SSRCF. We borrowed $88.8 million and repaid $87.2 million on our revolving credit facilities. Excess tax benefits from share-based compensation were $1.9 million. We received $0.8 million in proceeds from stock option exercises. We also used $3.4 million for the purchase of common stock which was surrendered to cover tax withholding elections. Other uses of cash during the year ended December 31, 2014 included a $0.7 million contingent consideration payment related to a prior BioMedical segment acquisition and a $1.2 million distribution to one of our joint venture noncontrolling interests.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2016. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We may repurchase our Convertible Notes on the open market to the extent permitted by our debt covenants with available cash. We expect capital expenditures for 2016 to be in the range of $20.0 to $25.0 million, which will be deployed primarily within our E&C operations located in La Crosse, Wisconsin and Tulsa, Oklahoma for plant and equipment upgrades and our D&S segment for a capacity expansion project in China. We also expect to use approximately $1.2 million to fund final post-closing adjustments relating to the acquisition of Thermax. In 2016, we contemplate the use of approximately $28.0 to $30.0 million of cash to pay U.S. and foreign income taxes.

Contractual Obligations
Our known contractual obligations as of December 31, 2015 and cash requirements resulting from those obligations are as follows (all dollar amounts in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Gross debt (1)	$256,160	$6,160	$250,000	$—	$—
Long-term Convertible Notes interest	15,000	5,000	10,000	—	—
Operating leases	41,300	9,400	15,500	8,200	8,200
Severance	2,700	2,700	—	—	—
Pension obligations (2)	5,025	—	1,850	3,175	—
Total contractual cash obligations	$320,185	$23,260	$277,350	$11,375	$8,200
 _______________

(1)	The $250,000 principal balance of the Convertible Notes will mature on August 1, 2018.

(2)	The planned funding of the pension obligations is based upon actuarial and management estimates taking into consideration the current status of the plan.
Not included in the table above are unrecognized tax benefits of $1.0 million at December 31, 2015 and contingent consideration arrangements from prior acquisitions with a maximum potential payout of $12.9 million.
Our commercial commitments as of December 31, 2015, which include standby letters of credit and bank guarantees, represent potential cash requirements resulting from contingent events that require performance by us or our subsidiaries pursuant to funding commitments, and are as follows (all dollar amounts in thousands):

	Total	Expiring in 2016	Expiring in 2017 and beyond

Standby letters of credit	$20,821	$8,432	$12,389
Bank guarantees	10,569	7,231	3,338
Total commercial commitments	$31,390	$15,663	$15,727
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contingencies
We are involved with environmental compliance, investigation, monitoring and remediation activities at certain of our operating facilities or formerly owned manufacturing facilities, and accrue for these activities when commitments or remediation plans have been developed and when costs are probable and can be reasonably estimated. Historical annual cash expenditures for these activities have been charged against the related environmental reserves. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 13 years as ongoing costs of remediation programs. Management believes that any additional liability in excess of amounts accrued, which may result from the resolution of such matters should not have a material adverse effect on our financial position, liquidity, cash flows or results of operations.
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

Foreign Operations
During 2015, we had operations in Asia, Australia, Europe and South America, which accounted for approximately 27% of consolidated sales and 40% of total assets at December 31, 2015. Functional currencies used by these operations include the U.S. dollar, Chinese yuan, the euro, the British pound and the Japanese yen. We are exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by our domestic operations in currencies other than the U.S. dollar. The majority of these functional currencies and the other currencies in which we record transactions are fairly stable, although we experienced variability in the current year as more fully discussed in Item 7A. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled us to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations or the volume of forward contracts changes.
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
Accounts Receivable, Net of Allowances.  We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount we believe will be collected. We also record allowances for doubtful accounts based on historical experience. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), our estimates of the collectibility of amounts due could be changed by a material amount. When collection of a specific amount due is deemed not probable, the account is written off against the allowance.
Goodwill and Indefinite-Lived Intangible Assets.  We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter or whenever events or changes in circumstances indicate that an evaluation should be completed. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, a decline in stock price and market capitalization, adverse changes in the markets in which we operate, and a trend of negative or declining cash flows over multiple periods. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.
Goodwill is analyzed on a reporting unit basis. The reporting units are the same as our operating and reportable segments: E&C, D&S and BioMedical. In 2015, management utilized the quantitative goodwill impairment test which consists of two steps to determine potential impairment. In the first step (“Step 1”), we estimate the fair value of our reporting units by using income and market approaches to develop fair value estimates, which are weighted to arrive at a fair value estimate for each reporting unit. With respect to the income approach, a model has been developed to estimate the fair value of each reporting unit. This fair value model incorporates estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows. With respect to the market approach, a guideline company method is employed whereby pricing multiples are derived from companies with similar assets or businesses to estimate fair value of each reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, then goodwill is not impaired and no further testing is required. However, if the fair value of the reporting unit is less than its carrying amount, we perform the second step (“Step 2”) of the goodwill impairment test to measure the amount of impairment loss, if any, to recognize.
In Step 2, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to the assets and liabilities, other than goodwill, in a hypothetical purchase price allocation. The resulting implied fair value is then compared to the carrying amount of the goodwill and if the carrying amount exceeds the implied fair value, an impairment charge is recorded for the difference.
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

Changes to the assumptions and estimates used throughout the steps described above may result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill and result in future impairment charges.
With respect to indefinite-lived intangible assets, we first evaluate relevant events and circumstances to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, in weighing all relevant events and circumstances in totality, we determine that it is not more likely than not that an indefinite-lived intangible asset is impaired, no further action is necessary. Otherwise, we would determine the fair value of indefinite-lived intangible assets and perform a quantitative impairment assessment by comparing the indefinite-lived intangible asset’s fair value to its carrying amount. We may bypass such a qualitative assessment and proceed directly to the quantitative assessment. We estimate the fair value of our indefinite-lived assets using the income approach. This may include the relief-from royalty method or use of a model similar to the one described above related to goodwill which estimates the future cash flows attributed to the indefinite-lived intangible asset and then discounting these cash flows back to a present value. Under the relief from royalty method, fair value is estimated by discounting the royalty savings as well as any tax benefits related to ownership to a present value. The fair value from either approach is compared to the carrying value and an impairment is recorded if the fair value is determined to be less than the carrying value.
We performed an interim impairment assessment in the third quarter of 2015 and as a result of that assessment, we noted that the estimated fair values of our D&S and BioMedical reporting units were within 10% to 20% of their carrying values. We anticipated at that time that the fair values of each reporting unit would increase over time; however, as outlined below, projected additional declines in the operating results of each reporting unit (including E&C) were identified in the annual forecasting process in November and December of 2015.
We quantitatively evaluated indefinite-lived intangible assets as part of the impairment testing. As a result of these tests, we recorded goodwill and indefinite-lived intangible asset impairment charges in the fourth quarter of 2015 as management concluded that the goodwill and certain indefinite-lived intangible assets within each reporting unit were impaired. The total goodwill and indefinite-lived impairment charges were $207.7 million (attributed to the segments as follows: E&C - $65.0 million, D&S - $0.3 million and BioMedical - $142.3 million).
Key factors that affected our conclusion that impairment indicators had occurred during the fourth quarter included the continued significant decline in the energy markets, a continued decline in economic activity in China, and the deferral of large capital expenditures by many companies given macroeconomic uncertainties. Each of these factors, as further described below, have a material direct impact on the operating results of our reporting units. These factors contributed significantly to less favorable longer-term forecasted operating results. Management prepares its annual forecast mid-November through December each year. As the 2016 forecast was developed, management considered many factors when assessing the outlook for 2016 and beyond. Because of these factors, management revised its forecasts down significantly which led to the impairment charges described below. In addition to the items considered for each reporting unit below, management also considered the sustained decline in the Company’s market capitalization. The Company’s stock price was $95.64 on December 31, 2013, $34.20 on December 31, 2014 and $17.96 on December 31, 2015.
Based on the results of Step 1, we determined that the E&C and BioMedical reporting units failed Step 1 and, therefore, we performed a Step 2 analysis for these reporting units. Our D&S reporting unit passed the Step 1 test with an estimated fair value within 10% of its carrying value. Discount rates used to present value the forecasted cash flows ranged from 14.0% to 16.5% for the reporting units.
Goodwill and indefinite-lived intangible assets within the E&C reporting unit were impaired $65.0 million as a result of revised estimates developed during our annual forecasting process. The revised estimates were the result of the following: 1) continued significant decline in energy prices during the fourth quarter which led to a significant reduction in expected order levels as LNG projects were cancelled or deferred, which impacts our longer-term forecasts; 2) in late 2015, the Company received notification of delays in major projects from several large customers; and 3) concerns with global growth, recent negative macroeconomic developments and highly competitive market conditions.
Indefinite-lived intangible assets within the D&S reporting unit were impaired $0.3 million as a result of revised estimates developed during our annual forecasting process.
Goodwill and indefinite-lived intangible assets within the BioMedical reporting unit were impaired $142.3 million as a result of revised estimates developed during our annual forecasting process. The revised estimates were the result of the following: 1) realization that the effects of Medicare competitive bidding, including the reduction of reimbursement rates and the subsequent consolidation of our customers, can no longer be considered temporary and will have lasting negative impacts on the growth of the homecare industry and their suppliers; 2) increased rivalry with competitive technology; and 3) concerns with global growth and recent negative macroeconomic developments.

Remaining goodwill at December 31, 2015 is $218.4 million (attributed to the segments as follows: E&C - $27.9 million; D&S - $165.9 million; and BioMedical - $24.6 million). Remaining indefinite-lived intangible assets at December 31, 2015 are $35.7 million. A significant amount of judgment is used in the analyses prepared for goodwill and indefinite-lived impairment testing. If further indicators of impairment occur, or if results of operations for the reporting units are below the developed forecasts, management may determine that further impairment charges are necessary.
Long-Lived Assets.  We monitor our property, plant and equipment, and finite-lived intangible assets for impairment indicators on an ongoing basis. If impairment indicators exist, assets are grouped and tested at the lowest level for which identifiable cash flows are available and the Company performs the required analysis and records impairment charges if applicable. In conducting its analysis, the Company compares the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated from discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale). In assessing the recoverability of our long-lived assets, a significant amount of judgment is involved in estimating the future cash flows, discount rates and other factors necessary to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets in the period such determination was made. The Company amortizes intangible assets that have finite lives over their estimated useful lives.
During the fourth quarter of 2015, we identified impairment indicators described above in the Goodwill and Indefinite-Lived Intangible Assets section that suggest the carrying values of certain asset groups within each segment may not be recoverable. The primary indicators include projections of future cash flows and the associated impact on our long-range strategic plan forecasts, lower than expected cash flows attributed to certain asset groups, increased competition, the continued decline in energy prices, and our lower market capitalization. As a result of the analyses, we recorded $38.1 million of impairment charges for finite-lived intangible assets related to the BioMedical segment (attributed to customer relationships – $15.7 million and unpatented technology – $22.4 million). We also impaired $3.9 million of BioMedical property, plant and equipment. The BioMedical impairment charges were due to reductions in expected future cash flows associated with the respiratory product lines. We impaired $3.8 million of E&C property, plant and equipment due to reductions in expected future cash flows associated with certain assets in China. The results of impairment analyses for other asset groups in the D&S and E&C segments indicated recoverability of their carrying value.
Defined Benefit Pension Plan. We sponsor one defined benefit pension plan which has been frozen since February 2006. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation. We recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive loss. Our funding policy is to contribute at least the minimum funding amounts required by law. We have chosen policies according to accounting guidance that allow the use of a calculated value of plan assets (which is further described below), which generally reduces the volatility of expense (income) from changes in pension liability discount rates and the performance of the pension plans’ assets.
A significant element in determining our pension expense in accordance with accounting guidance is the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets as of December 31, 2015 and 2014 was 7.25% during both periods. The expected return assumptions were developed using an averaging formula based upon the plans’ investment guidelines, mix of asset classes, historical returns of equities and bonds, and expected future returns. We believe our assumptions for expected future returns are reasonable. However, we cannot guarantee that we will achieve these returns in the future. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets that reduces pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects future net periodic pension expense.
At the end of each year, we determine the rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency and the expected timing of benefit payments under the plan. At December 31, 2015, we determined this rate to be 4.00% as compared to 3.75% in 2014. Changes in discount rates over the past three years have not materially affected pension expense (income), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized over the expected future service of participants.
Assumptions as to mortality of the plan participants is a key estimate in measuring expected payments a participant may receive over their lifetime and therefore the amount of pension expense we will recognize. During 2014, the Society of

Actuaries released a series of updated mortality tables resulting from recent studies conducted by them measuring mortality rates for various groups of individuals. The updated mortality tables reflected improved trends in longevity and therefore have had the effect of increasing the estimate of benefits to be received by the plan participants. We adopted these updated mortality assumptions which contributed to the increased benefit obligation at December 31, 2014. During 2015, the Society of Actuaries updated the mortality tables which reflected smaller improvements in mortality than the 2014 mortality tables. We adopted these updated assumptions which did not have a significant impact on the benefit obligation at December 31, 2015.
At December 31, 2015, our consolidated net pension liability recognized was $17.3 million, an increase of $0.4 million from December 31, 2014. This increase in the liability was largely due to actuarial losses recognized in the projected benefit obligation compared to actuarial gains recognized in the prior year. Benefit payments were $3.1 million in fiscal 2015. We recognized approximately $0.5 million and $0.8 million in net periodic pension expense for the year ended December 31, 2015 and 2013, respectively, and $0.4 million in net periodic pension income for the year ended December 31, 2014. See Note 15 to our consolidated financial statements included elsewhere in this report for further information.
Product Warranties. We provide product warranties with varying terms and durations for the majority of our products. We estimate product warranty costs and accrue for these costs as products are sold with a charge to cost of sales. Factors considered in estimating warranty costs include historical and projected warranty claims, historical and projected cost-per-claim and knowledge of specific product issues that are outside of our typical experience. Warranty accruals are evaluated and adjusted as necessary based on actual claims experience and changes in future claim and cost estimates.
As a result of the BioMedical segment’s acquisition of AirSep in August 2012, the Company assumed exposure for warranty claims for AirSep’s various product lines. One of these product lines in particular experienced high failure rates with respect to certain of its models and designs as compared to AirSep’s other products. The Company established a warranty reserve on AirSep’s opening balance sheet to account for the cost of satisfying future warranty claims, including a separately calculated warranty reserve for those certain models and designs in the product line that experienced greater warranty return rates (collectively, the “acquired warranty reserve”). The Company has experienced a significant number of warranty claims as AirSep products sold in prior periods run through their respective warranty periods. Usage of the acquired warranty reserve includes claims related to all of AirSep’s product lines, including costs associated with the population of units for which a warranty reserve was separately calculated. Usage of the acquired warranty reserve has exceeded warranty expense since the acquisition. The Company has made various design improvements to this product line, revised the warranty claim process, and reduced the average cost to repair units since the 2012 acquisition, all in an effort to mitigate the costs associated with these warranty issues. The Company does not expect future warranty expense to be as significant as it has been since the acquisition.
Changes in assumptions used to calculate the warranty reserve estimates, including the number of expected warranty claims, the costs of satisfying those claims, or other issues, could materially affect our financial position and results from operations in future periods.
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
Income Taxes:  Deferred income taxes are provided for temporary differences between financial reporting and the consolidated tax return in accordance with the liability method. A valuation allowance is provided against net deferred tax assets when conditions indicate that it is more likely than not that the benefit related to such assets will not be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. At December 31, 2015, we have valuation allowances of $7.9 million recorded.
Recent Accounting Standards
Refer to the Significant Accounting Policies note (Note 2) to our consolidated financial statements included elsewhere in this report for disclosure regarding a recent accounting standards.
Forward-Looking Statements
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:
•the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the loss of, or a significant reduction or delay in purchases by, our largest customers;

•	fluctuations in energy prices;

•	our ability to control our costs and successfully manage our operations;

•	the potential for negative developments in the natural gas industry related to hydraulic fracturing;

•	competition in our markets;

•	the impairment of our goodwill or other intangible assets;

•	governmental energy policies could change, or expected changes could fail to materialize;

•	degradation of our backlog as a result of modification or termination of orders;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	economic downturns and deteriorating financial conditions;

•	our ability to manage our fixed-price contract exposure;

•	our reliance on the availability of key supplies and services;

•	changes in government health care regulations and reimbursement policies;

•	litigation and disputes involving us, including the extent of product liability, warranty, contract, employment, intellectual property and environmental claims asserted against us;

•	fluctuations in foreign currency exchange rates and interest rates;

•	general economic, political, business and market risks associated with our global operations;

•	the loss of key employees;

•	our warranty reserves may not adequately cover our warranty obligations;

•	technological security threats and our reliance on information systems;

•	financial distress of third parties;

•	our ability to protect our intellectual property and know-how;

•	United States Food and Drug Administration and comparable foreign regulation of our products;

•	the pricing and availability of raw materials;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	claims that our products or processes infringe intellectual property rights of others;

•	additional liabilities related to taxes;

•	our ability to continue our technical innovation in our product lines;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	increased government regulation;

•	the underfunded status of our pension plan;

•	the risk of potential violations of the Foreign Corrupt Practices Act;

•	disruptions in our operations due to severe weather;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	fluctuations or adjustments in the Company’s effective tax rate;

•	risks associated with our indebtedness, leverage and liquidity;

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
Interest Rate Risk: The Company’s primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. As of December 31, 2015, there were no borrowings outstanding under the SSRCF. Based on zero borrowings at year-end, as well as historical borrowing practice under the SSRCF, the Company believes that interest rate exposure is not a material risk to the Company at this time.

Foreign Currency Exchange Rate Risk: The Company operates in the United States, Asia, Australia, Europe and South America, creating exposure to foreign currency exchange fluctuations in the normal course of business which can impact our financial position, results of operations, cash flow and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive (loss) income as reported in the consolidated statements of operations and comprehensive (loss) income. Translation exposure is primarily with the euro, the Chinese yuan, and the Japanese yen. During 2015, the Chinese yuan, euro and Japanese yen decreased in relation to the U.S. dollar by 6%, 12% and 1%, respectively. At December 31, 2015, a hypothetical further 10% strengthening of the U.S. dollar would not materially affect the Company’s financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the Norwegian krone, the Canadian dollar and the Chinese yuan. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as a component of foreign currency loss (gain). The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At December 31, 2015, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s outstanding foreign exchange forward contracts.
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
Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is set forth in Item 8. “Financial Statements and Supplementary Data,” on page F-3 under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

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
Information required by this item as to the Directors of the Company appearing under the caption “Election of Directors” in the Company’s 2016 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 is set forth in the 2016 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” which information is incorporated herein by reference. Information required by Items 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is set forth in the 2016 Proxy Statement under the headings “Information Regarding Meetings and Committees of the Board of Directors,” “Code of Ethical Business Conduct and Officer Code of Ethics” and “Stockholder Communications with the Board,” which information is incorporated herein by reference.
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
The information required by Item 402 of Regulation S-K is set forth in the 2016 Proxy Statement under the heading “Executive and Director Compensation,” which information is incorporated herein by reference. The information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K is set forth in the 2016 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth in the 2016 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth in the 2016 Proxy Statement under the headings “Related Party Transactions” and “Director Independence,” which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item is set forth in the 2016 Proxy Statement under the heading “Principal Accounting Fees and Services,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this 2015 Annual Report on Form 10-K:
1.  Financial Statements.  The following consolidated financial statements of the Company and its subsidiaries and the reports of the Company’s independent registered public accounting firm are incorporated by reference in Item 8:
Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
2.  Financial Statement Schedules.  The following additional information should be read in conjunction with the consolidated financial statements:
Schedule II Valuation and Qualifying Accounts for the Years Ended December 31, 2015, 2014 and 2013
All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
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
Date: February 25, 2016
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
Date: February 25, 2016

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
Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).
Based on this assessment, management has determined that the Company’s internal control over financial reporting is effective as of December 31, 2015. Management did not include an evaluation of the internal control over financial reporting of Thermax, Inc., which constituted $28.5 million and $25.2 million of total and net assets, respectively, as of December 31, 2015, and $6.2 million and $0.1 million of revenues and net loss, respectively, for the year then ended.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

/S/ SAMUEL F. THOMAS	/S/ MICHAEL F. BIEHL
Samuel F. Thomas	Michael F. Biehl
Chairman, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Chart Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chart Industries, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chart Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Cleveland, Ohio
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Chart Industries, Inc. and Subsidiaries

We have audited Chart Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Chart Industries, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Thermax, Inc., which is included in the December 31, 2015 consolidated financial statements of Chart Industries, Inc. and Subsidiaries and constituted $28.5 million and $25.2 million of total and net assets, respectively, as of December 31, 2015, and $6.2 million and $0.1 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Chart Industries, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Thermax, Inc.

In our opinion, Chart Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chart Industries, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Cleveland, Ohio
February 25, 2016

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$123,708	$103,656
Accounts receivable, less allowances of $6,965 and $6,475	183,514	189,115
Inventories, net	199,302	215,725
Unbilled contract revenue	59,283	58,645
Prepaid expenses	8,494	15,708
Deferred income taxes	—	17,248
Other current assets	12,929	15,009
Total Current Assets	587,230	615,106
Property, plant and equipment, net	266,277	257,645
Goodwill	218,390	405,522
Identifiable intangible assets, net	106,714	153,666
Other assets	23,365	30,124
TOTAL ASSETS	$1,201,976	$1,462,063
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$97,413	$114,252
Customer advances and billings in excess of contract revenue	71,030	82,158
Accrued salaries, wages and benefits	33,886	35,655
Current portion of warranty reserve	15,341	14,325
Short-term debt	6,160	4,903
Other current liabilities	38,209	36,466
Total Current Liabilities	262,039	287,759
Long-term debt	215,634	204,099
Long-term deferred tax liabilities	5,146	46,888
Long-term portion of warranty reserve	5,634	9,921
Accrued pension liabilities	17,283	16,920
Other long-term liabilities	20,504	9,396
Total Liabilities	526,240	574,983

Equity
Common stock, par value $.01 per share — 150,000,000 shares authorized, 30,545,657 and 30,482,252 shares issued and outstanding at December 31, 2015 and 2014, respectively	305	305
Additional paid-in capital	387,100	377,209
Retained earnings	308,091	511,051
Accumulated other comprehensive loss	(24,904)	(8,686)
Total Chart Industries, Inc. Shareholders’ Equity	670,592	879,879
Noncontrolling interests	5,144	7,201
Total Equity	675,736	887,080
TOTAL LIABILITIES AND EQUITY	$1,201,976	$1,462,063
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Sales	$1,040,160	$1,192,952	$1,177,438
Cost of sales	751,696	835,098	825,715
Gross profit	288,464	357,854	351,723
Selling, general and administrative expenses	200,794	201,752	196,496
Amortization expense	17,333	17,945	19,230
Asset impairments	253,560	—	—
Operating expenses, net	471,687	219,697	215,726
Operating (loss) income	(183,223)	138,157	135,997
Other expenses (income):
Interest expense, net	15,971	16,631	16,275
Financing costs amortization	1,290	1,392	1,306
Foreign currency loss (gain)	1,348	970	(242)
Other expenses, net	18,609	18,993	17,339
(Loss) income before income taxes	(201,832)	119,164	118,658
Income tax expense (benefit):
Current	27,087	36,340	32,903
Deferred	(24,403)	(248)	(1,607)
Income tax expense, net	2,684	36,092	31,296
Net (loss) income	(204,516)	83,072	87,362
Noncontrolling interests, net of taxes	(1,556)	1,208	4,186
Net (loss) income attributable to Chart Industries, Inc.	$(202,960)	$81,864	$83,176
Net (loss) income attributable to Chart Industries, Inc. per common share:
Basic	$(6.66)	$2.69	$2.75
Diluted	$(6.66)	$2.67	$2.60
Weighted-average number of common shares outstanding:
Basic	30,493	30,384	30,209
Diluted	30,493	30,666	31,931
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(204,516)	$83,072	$87,362
Other comprehensive (loss) income:
Foreign currency translation adjustments	(16,709)	(14,653)	4,362
Defined benefit pension plan:
Actuarial (loss) gain on remeasurement	(1,272)	(11,884)	10,380
Amortization of prior service cost included in net periodic pension expense	1,429	320	1,348
Defined benefit pension plan	157	(11,564)	11,728
Other comprehensive (loss) income, before tax	(16,552)	(26,217)	16,090
Income tax (expense) benefit related to defined benefit pension plan	(54)	4,173	(4,265)
Other comprehensive (loss) income, net of taxes	(16,606)	(22,044)	11,825
Comprehensive (loss) income	(221,122)	61,028	99,187
Less: comprehensive loss (income) attributable to noncontrolling interests, net of taxes	1,944	(1,172)	(4,330)
Comprehensive (loss) income attributable to Chart Industries, Inc.	$(219,178)	$59,856	$94,857
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net (loss) income	$(204,516)	$83,072	$87,362
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	45,448	43,176	40,389
Asset impairments	255,116	—	—
Interest accretion of convertible notes discount	11,535	10,662	9,854
Financing costs amortization	1,290	1,392	1,306
Employee share-based compensation expense	11,325	9,420	9,989
Unrealized foreign currency transaction loss (gain)	78	(1,606)	(3,388)
Deferred income tax benefit	(24,403)	(248)	(1,607)
Other non-cash operating activities	737	(170)	4,514
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	7,195	43,079	(69,287)
Inventory	11,988	(8,150)	(12,679)
Unbilled contract revenues and other assets	12,250	(51,467)	(10,875)
Accounts payable and other liabilities	(16,293)	11,660	(5,259)
Deferred income taxes	(51)	(3,690)	(793)
Customer advances and billings in excess of contract revenue	(9,710)	(18,413)	10,137
Net Cash Provided By Operating Activities	101,989	118,717	59,663
INVESTING ACTIVITIES
Capital expenditures	(47,039)	(62,135)	(72,585)
Payments for China land use rights	(11,043)	—	—
Government grants	8,650	—	—
Proceeds from sale of assets	425	1,593	569
Acquisition of businesses, net of cash acquired	(24,517)	(11,943)	(2,965)
Net Cash Used In Investing Activities	(73,524)	(72,485)	(74,981)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	68,827	88,819	214,623
Repayments on revolving credit facilities	(67,196)	(87,162)	(211,403)
Payments on long-term debt	—	(68,437)	(3,750)
Payments for debt issuance costs	—	(1,321)	—
Payment of contingent consideration	(611)	(741)	—
Proceeds from exercise of stock options	486	763	5,335
Excess tax (deficiency) benefit from exercise of stock options	(890)	1,859	6,673
Common stock repurchases	(948)	(3,367)	(2,002)
Dividend distribution to noncontrolling interest	(120)	(1,206)	(1,369)
Other financing activities	(156)	—	—
Net Cash (Used In) Provided By Financing Activities	(608)	(70,793)	8,107
Effect of exchange rate changes on cash	(7,805)	(9,128)	3,058
Net increase (decrease) in cash and cash equivalents	20,052	(33,689)	(4,153)
Cash and cash equivalents at beginning of period	103,656	137,345	141,498
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$123,708	$103,656	$137,345

The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and shares in thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
	Shares Outstanding	Amount		Retained Earnings			Total Equity
Balance at January 1, 2013	30,042	$300	$348,526	$346,011	$1,641	$3,305	$699,783
Net income	—	—	—	83,176	—	4,186	87,362
Other comprehensive income	—	—	—	—	11,681	144	11,825
Share-based compensation expense	—	—	9,989	—	—	—	9,989
Common stock issued from share-based compensation plans	367	4	5,335	—	—	—	5,339
Excess tax benefit from exercise of stock options	—	—	6,673	—	—	—	6,673
Common stock repurchases	(30)	—	(2,002)	—	—	—	(2,002)
Convertible notes conversion feature	—	—	(56,563)	—	—	—	(56,563)
Acquisition of business, noncontrolling interest	—	—	—	—	—	969	969
Dividend distribution to noncontrolling interest	—	—	—	—	—	(1,369)	(1,369)
Other	—	—	14	—	—	—	14
Balance at December 31, 2013	30,379	304	311,972	429,187	13,322	7,235	762,020
Net income	—	—	—	81,864	—	1,208	83,072
Other comprehensive loss	—	—	—	—	(22,008)	(36)	(22,044)
Share-based compensation expense	—	—	9,420	—	—	—	9,420
Common stock issued from share-based compensation plans	141	1	762	—	—	—	763
Excess tax benefit from exercise of stock options	—	—	1,859	—	—	—	1,859
Common stock repurchases	(38)	—	(3,367)	—	—	—	(3,367)
Convertible notes conversion feature	—	—	56,563	—	—	—	56,563
Dividend distribution to noncontrolling interest	—	—	—	—	—	(1,206)	(1,206)
Balance at December 31, 2014	30,482	305	377,209	511,051	(8,686)	7,201	887,080
Net loss	—	—	—	(202,960)	—	(1,556)	(204,516)
Other comprehensive loss	—	—	—	—	(16,218)	(388)	(16,606)
Share-based compensation expense	—	—	11,325	—	—	—	11,325
Common stock issued from share-based compensation plans	94	—	486	—	—	—	486
Excess tax deficiency from exercise of stock options	—	—	(890)	—	—	—	(890)
Common stock repurchases	(31)	—	(948)	—	—	—	(948)
Dividend distribution to noncontrolling interest	—	—	—	—	—	(120)	(120)
Other	—	—	(82)	—	—	7	(75)
Balance at December 31, 2015	30,545	$305	$387,100	$308,091	$(24,904)	$5,144	$675,736
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
Reclassifications:  Certain reclassifications have been made to the 2014 consolidated balance sheet and the Goodwill and Intangible Assets note (Note 6) to conform to the 2015 presentation. Also, certain product sales information as reported in 2013 was reclassified to conform to the 2014 presentation within Note 19.
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
Accounts Receivable, Net of Allowances:  The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, or substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. The Company also records allowances for doubtful accounts based on historical experience. When collection of a specific amount due is deemed not probable, the account is written off against the allowance.
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
Long-lived Assets: The Company monitors its property, plant and equipment, and finite-lived intangible assets for impairment indicators on an ongoing basis. If impairment indicators exist, assets are grouped and tested at the lowest level for which identifiable cash flows are available and the Company performs the required analysis and records impairment charges if applicable. In conducting its analysis, the Company compares the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated from discounted future net cash flows (for assets held and used) or net realizable value (for assets held for sale). Changes in economic or operating conditions impacting these estimates and assumptions could result in

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

the impairment of long-lived assets. The Company amortizes intangible assets that have finite lives over their estimated useful lives.
See Note 3, Asset Impairments, for more information relating to finite-lived intangible asset impairment losses recorded during 2015.
Goodwill and Indefinite-Lived Intangible Assets:  Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. The Company does not amortize goodwill or indefinite-lived intangible assets, but reviews them for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that an evaluation should be completed.
Goodwill is analyzed on a reporting unit basis. The reporting units are the same as the operating and reportable segments: E&C, D&S and BioMedical. In 2015, the Company utilized the quantitative goodwill impairment test which consists of two steps to determine potential impairment. In the first step (“Step 1”), management estimates the fair value of the reporting units by using income and market approaches to develop fair value estimates, which are weighted to arrive at a fair value estimate for each reporting unit. With respect to the income approach, a model has been developed to estimate the fair value of each reporting unit. This fair value model incorporates estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows. With respect to the market approach, a guideline company method is employed whereby pricing multiples are derived from companies with similar assets or businesses to estimate fair value of each reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, then goodwill is not impaired and no further testing is required. However, if the fair value of the reporting unit is less than its carrying amount, the Company performs the second step (“Step 2”) of the goodwill impairment test to measure the amount of impairment loss, if any, to recognize.
In Step 2, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to the assets and liabilities, other than goodwill, in a hypothetical purchase price allocation. The resulting implied fair value is then compared to the carrying amount of the goodwill and if the carrying amount exceeds the implied fair value, an impairment charge is recorded for the difference.
With respect to indefinite-lived intangible assets, the Company first evaluates relevant events and circumstances to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, in weighing all relevant events and circumstances in totality, the Company determines that it is not more likely than not that an indefinite-lived intangible asset is impaired, no further action is necessary. Otherwise, management determines the fair value of indefinite-lived intangible assets by performing a quantitative impairment assessment comparing the indefinite-lived intangible asset’s fair value to its carrying amount. The Company may bypass such a qualitative assessment and proceed directly to the quantitative assessment. Management estimates the fair value of indefinite-lived assets using the income approach. This may include the relief from royalty method or use of a model similar to the one described above related to goodwill which estimates the future cash flows attributed to the indefinite-lived intangible asset and then discounting these cash flows back to a present value. Under the relief from royalty method, fair value is estimated by discounting the royalty savings as well as any tax benefits related to ownership to a present value. The fair value from either approach is compared to the carrying value and an impairment is recorded if the fair value is determined to be less than the carrying value.
See Note 3, Asset Impairments, and Note 6, Goodwill and Intangible Assets, for more information relating to goodwill and indefinite-lived intangible assets and the asset impairment charges recorded during 2015.
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
The Company reports sales net of tax assessed by governmental authorities.
Cost of Sales: Manufacturing expenses associated with sales are included in cost of sales. Cost of sales includes all materials, direct and indirect labor, inbound freight, purchasing and receiving, inspection, internal transfers and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs, manufacturing engineering, project management and depreciation expense for assets used in the manufacturing process are included in cost of sales on the consolidated statements of operations.

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
Shipping and Handling Costs:  Amounts billed to customers for shipping are classified as sales, and the related costs are classified as cost of sales on the consolidated statements of operations. Shipping revenue of $11,592, $8,855 and $12,213 for the years ended December 31, 2015, 2014 and 2013, respectively, are included in sales. Shipping costs of $15,245, $15,913, and $15,927 for the years ended December 31, 2015, 2014 and 2013, respectively, are included in cost of sales.
Advertising Costs:  The Company incurred advertising costs of $5,074, $3,914 and $4,515 for the years ended December 31, 2015, 2014 and 2013, respectively. Such costs are expensed as incurred and included in SG&A expenses on the consolidated statements of operations.
Research and Development Costs:  The Company incurred research and development costs of $15,842, $15,588 and $14,941 for the years ended December 31, 2015, 2014 and 2013, respectively. Such costs are expensed as incurred and included in SG&A expenses on the consolidated statements of operations.
Foreign Currency Translation:  The functional currency for the majority of the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for asset and liability accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive (loss) income in the consolidated statements of comprehensive (loss) income. Remeasurement from local to functional currencies is included in cost of goods sold or foreign currency loss (gain) on the consolidated statements of income. Gains or losses resulting from foreign currency transactions are charged to operations as incurred.
Income Taxes:  The Company and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial reporting and the consolidated tax return in accordance with the liability method. A valuation allowance is provided against net deferred tax assets when conditions indicate that it is more likely than not that the benefit related to such assets will not be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance will be adjusted with a corresponding impact to the provision for income taxes in the period in which such determination is made.
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
Defined Benefit Pension Plan:  The Company sponsors a defined benefit plan which is frozen, which covers certain U.S. employees. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation. The change in the funded status of the plan is recognized in the year in which the change occurs through accumulated other comprehensive loss. The Company’s funding policy is to contribute at least the minimum funding amounts required by law. Management has chosen policies according to accounting guidance that allow the use of a calculated value of plan assets, which generally reduces the volatility of expense (income) from changes in pension liability discount rates and the performance of the pension plans’ assets.
Recent Accounting Standards: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-02, “Leases (Topic 842).” The FASB issued the update to require the recognition of lease assets and lease liabilities on the balance sheet of lessees. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures.
In January 2015, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within such fiscal years. Except for certain early application guidance provided in the ASU, early adoption is not permitted. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures.
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The amendments require an entity to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. The Company adopted this guidance prospectively as of December 31, 2015 as reflected in the consolidated balance sheet. Adoption had no impact on the Company’s results of operations.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within such fiscal years. Early adoption is permitted. The Company early adopted this guidance, and its adoption did not have a material impact on the Company’s consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, “Interest–Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The amendments require an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, which states that the Securities and Exchange Commission (“SEC”) staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU is effective for fiscal years beginning after December 15, 2015 and interim reporting periods within those fiscal years. The new guidance will be applied retrospectively to each prior period presented. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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
NOTE 3 — Asset Impairments
The following table summarizes information about the impairment charges recorded in 2015. These charges relate to non-financial assets that were measured at fair value on a non-recurring basis using level 3 inputs according to the fair value hierarchy as described further in Note 11, Fair Value Measurements.

	Year ended December 31, 2015
	Goodwill and Indefinite-lived Intangible Assets	Finite-lived Intangible Assets	Property, Plant & Equipment	Total
Energy & Chemicals	$65,023	$—	$3,773	$68,796
Distribution & Storage (1)	316	—	1,704	2,020
BioMedical	142,333	38,083	3,884	184,300
Consolidated	$207,672	$38,083	$9,361	$255,116
(1) Asset impairments of $1,556 were included in cost of sales on the consolidated statement of operations for the year ended December 31, 2015.
Goodwill and Indefinite-lived Intangible Assets
The Company recorded goodwill and indefinite-lived asset impairment charges in the fourth quarter of 2015 as management concluded that the goodwill and certain indefinite-lived intangible assets within certain reporting units were impaired. The total goodwill and indefinite-lived intangible asset impairment charges were $207,672. Management prepares its annual forecast mid-November through December each year. As the 2016 forecast was developed, management considered several factors when assessing the outlook for 2016 and beyond. Because of those factors, management revised its forecasts down significantly which led to the impairment charges described below. In addition to the items considered for each reporting unit below, management also considered the sustained decline in the Company’s market capitalization. The Company’s stock price was $95.64 on December 31, 2013, $34.20 on December 31, 2014 and $17.96 on December 31, 2015.
Goodwill and indefinite-lived intangible assets within the E&C reporting unit were impaired $65,023 as a result of revised estimates developed during the Company’s annual forecasting process. The revised estimates were the result of the following: 1) continued significant decline in energy prices during the fourth quarter which led to a significant reduction in expected order levels as Liquefied Natural Gas (“LNG”) projects were cancelled or deferred, which impacts our longer-term forecasts; 2) in late 2015, the Company received notification of delays in major projects from several large customers; and 3) concerns with global growth, recent negative macroeconomic developments and highly competitive market conditions.
Indefinite-lived intangible assets within the D&S reporting unit were impaired $316 as a result of revised estimates developed during our annual forecasting process.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Goodwill and indefinite-lived intangible assets within the BioMedical reporting unit were impaired $142,333 as a result of revised estimates developed during our annual forecasting process. The revised estimates were the result of the following: 1) realization that the effects of Medicare competitive bidding, including the reduction of reimbursement rates and the subsequent consolidation of our customers, can no longer be considered temporary and will have lasting negative impacts on the growth of the homecare industry and their suppliers; 2) increased rivalry with competitive technology; and 3) concerns with global growth and recent negative macroeconomic developments.
Long-lived Asset Impairments
During the fourth quarter of 2015, the Company identified impairment indicators described above in the Goodwill and Indefinite-Lived Intangible Assets section that suggest the carrying values of certain asset groups within each reporting unit may not be recoverable. The primary indicators include projections of future cash flows and the associated impact on the long-range strategic plan forecasts, lower than expected cash flows attributed to certain asset groups, increased competition, the continued decline in energy prices, and the Company's lower market capitalization. As a result of the long-lived asset impairment assessments performed, we recorded long-lived asset impairments described further below.
The BioMedical long-lived asset impairment charges were due to declines in estimated fair value resulting from reductions in expected future cash flows associated with the respiratory product lines. The E&C long-lived asset impairment charges were due to reductions in expected future cash flows associated with certain assets in China.
Finite-lived Intangible Assets: The Company recorded impairment charges of $38,083 related to finite-lived intangible assets in its BioMedical reporting unit, attributed to customer relationships – $15,667 and unpatented technology – $22,417.
Property, Plant & Equipment: As a result of long-lived asset impairment assessments performed in the fourth quarter of 2015, the Company recorded long-lived asset impairment charges for certain tangible property, plant and equipment of $7,657; $3,773 attributed to E&C and $3,884 attributed to BioMedical. Additionally, as a result of restructuring activities earlier in the year within the D&S segment, the Company recorded $1,704 of asset impairment charges to record certain property, plant and equipment at fair value.
NOTE 4 — Inventories
The following table summarizes the components of inventory:

	December 31,
	2015	2014
Raw materials and supplies	$76,680	$94,437
Work in process	33,721	35,631
Finished goods	88,901	85,657
Total inventories, net	$199,302	$215,725
The allowance for excess and obsolete inventory balance at December 31, 2015 and 2014 was $11,269 and $5,233, respectively. The increase in the allowance is due to certain inventories located in China.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share amounts)

NOTE 5 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment:

		December 31,
Classification	Estimated Useful Life	2015	2014
Land and buildings	20-35 years	$164,181	$161,986
Machinery and equipment	3-12 years	163,200	165,379
Computer equipment, furniture and fixtures	3-7 years	33,993	34,866
Construction in process		52,815	23,626
Total property, plant and equipment, gross		414,189	385,857
Less: accumulated depreciation		(147,912)	(128,212)
Total property, plant and equipment, net		$266,277	$257,645
Depreciation expense was $28,115, $25,231 and $21,159 for the years ended December 31, 2015, 2014 and 2013, respectively. Included in construction in progress at December 31, 2015 is $45,900 related to the plant expansion in Changzhou, China.
Included in property, plant & equipment and accounts payable in the consolidated balance sheet at December 31, 2015 is $6,791 related to property purchases which were unpaid at December 31, 2015.
See Note 3, Asset Impairments, for information regarding property, plant and equipment impaired in 2015.
NOTE 6 — Goodwill and Intangible Assets
During the annual assessment of goodwill, management determined that it was more likely than not that the fair value was less than the carrying amount of certain reporting units and, therefore, the two-step goodwill impairment test was necessary. Additionally, management quantitatively evaluated indefinite-lived intangible assets as part of the impairment testing. Furthermore, management identified indicators of impairment on certain finite-lived intangible assets which were evaluated for impairment. As a result of these evaluations, the Company recorded goodwill, intangible asset and long-lived asset impairment charges in the fourth quarter of 2015 as management concluded that certain assets within each reporting unit were impaired. See Note 3 Asset Impairments for further information related to the impairment charges recorded.
Goodwill
The following table presents the changes in goodwill:

	December 31,
	2015	2014
Beginning balance	$405,522	$398,905
Foreign currency translation adjustments and other	(1,887)	(2,676)
Goodwill acquired during the year	10,601	9,293
Impairment loss	(195,846)	—
Ending balance	$218,390	$405,522

Accumulated goodwill impairment loss	$195,846	$—

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill)(1):

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	$8,530	$(2,660)	$35,933	$(6,979)
Patents	7,770	(6,753)	7,809	(6,213)
Trademarks and trade names	10,052	(6,886)	8,981	(6,206)
Non-compete agreements	—	—	421	(88)
Customer relationships	138,223	(90,180)	154,945	(84,776)
Land use rights	13,484	(567)	2,588	(411)
Total finite-lived intangible assets	$178,059	$(107,046)	$210,677	$(104,673)
Indefinite-lived intangible assets:
Trademarks and trade names	$35,701		$47,662
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
Amortization expense for intangible assets subject to amortization was $17,333, $17,945 and $19,230 for the years ended December 31, 2015, 2014 and 2013, respectively. After consideration for the impairment losses recorded into 2015, the Company estimates amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2016	$12,000
2017	10,800
2018	9,800
2019	9,800
2020	8,500
Government Grants
The Company received $8,650 in government grants related to property, plant and equipment and land use rights related to the expansion in China. The grants are recorded in other current liabilities and other long-term liabilities in the consolidated balance sheets and recognized into income over the useful life of the associated assets (20 to 50 years).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 7 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of the Company’s borrowings:

	December 31,
	2015	2014
Convertible notes, due August 2018, effective interest rate of 7.9%	$215,634	$204,099
Foreign facilities	6,160	4,903
Total debt	221,794	209,002
Less: current maturities	(6,160)	(4,903)
Long-term debt	$215,634	$204,099
_______________
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
Upon issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885, which was recorded as long-term debt, and an equity component of $79,115, which was initially recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represented the Company’s interest rate for similar debt instruments at that time without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. At

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

December 31, 2015 and 2014, the carrying amount of the liability component was $215,634 and $204,099, respectively, and the unamortized debt discount of the Convertible Notes was $34,366 and $45,901, respectively.
For the years ended December 31, 2015, 2014 and 2013, interest expense for the Convertible Notes was $16,535, $15,662 and $14,854, respectively, which included $11,535, $10,662 and $9,854 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $5,000 of 2.0% cash interest in each year. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277, with $2,303 recorded as a reduction in additional paid-in-capital. The remaining balance of $4,974 is being amortized over the term of the Convertible Notes. Total expense associated with the amortization of these debt issuance costs was $711 in each of the years ended December 31, 2015, 2014 and 2013.
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
The Company reassesses the convertibility of the Convertible Notes and the related balance sheet classification on a quarterly basis. As of December 31, 2015 and December 31, 2014, events for early conversion were not met, and thus the Convertible Notes were not convertible as of and for the fiscal quarter beginning January 1, 2016 or January 1, 2015, respectively. There have been no conversions as of the date of this filing.

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
The Company recorded $2,869 in deferred debt issuance costs associated with the SSRCF which are being amortized over the five-year term of the SSRCF. For the years ended December 31, 2015, 2014 and 2013, total expense associated with the amortization of theses debt issuance costs was $579, $586 and $595, respectively.
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
Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the Convertible Notes outstanding six months prior to the maturity date of the Convertible Notes and when holders of the Convertible Notes have the option to require the Company to repurchase the Convertible Notes, a maximum leverage ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0. The required leverage ratio can be relaxed on up to two occasions, upon notification to the lenders, to 3.75 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100,000 or greater. The SSRCF contains a number of other customary covenants including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At December 31, 2015, the Company was in compliance with all covenants.
At December 31, 2015, there were no borrowings outstanding under the SSRCF. The Company had $28,683 in letters of credit issued and bank guarantees supported by the SSRCF, which had availability of $421,317 at December 31, 2015. The obligations under the SSRCF are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the SSRCF) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving line with 50.0 million Chinese yuan (equivalent to $7,700) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC, Chengdu or Wuxi under the China Facilities are guaranteed by the Company. At December 31, 2015, there was 30.0 million Chinese yuan (equivalent to $4,620) outstanding under the revolving line, bearing interest at 5.4% on a weighted-average basis, and CCESC, CCDEC and Wuxi had 4.7 million Chinese yuan (equivalent to $722), 5.3 million Chinese yuan (equivalent to $813) and 0.6 million Chinese yuan (equivalent to $86) in bank guarantees, respectively.
CCDEC maintains a credit facility whereby CCDEC may borrow up to 40.0 million Chinese yuan (equivalent to $6,160) for working capital purposes. This credit facility is effective until June 30, 2016. At December 31, 2015, there was 10.0 million Chinese yuan (equivalent to $1,540) outstanding under this facility, bearing interest at 5.7%.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

CCESC maintains a credit facility whereby CCESC may borrow up to 38.0 million Chinese yuan (equivalent to $5,852) for working capital purposes. This credit facility is effective until July 5, 2016. There were no borrowings under this facility as of December 31, 2015.
CCESC maintains an unsecured credit facility whereby CCESC may borrow up to 30.0 million Chinese yuan (equivalent to $4,620) for working capital and bank guarantee purposes. This credit facility is effective until June 30, 2016. There were no borrowings under this facility at December 31, 2015.
Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $7,050). Both of the facilities allow Ferox to request bank guarantees and letters of credit. Neither of the facilities allows revolving credit borrowings. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit. Ferox’s land and buildings secure the credit facilities. As of December 31, 2015, there were bank guarantees of 20.4 million Czech koruna (equivalent to $822) supported by the Ferox credit facilities.
Chart Luxembourg maintains an overdraft facility with $5,000 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of December 31, 2015.
Scheduled Annual Maturities
The scheduled annual maturities of long-term debt at December 31, 2015, are as follows:

Year	Amount
2016	$6,160
2017	—
2018	250,000
Total	$256,160
Cash paid for interest during the years ended December 31, 2015, 2014 and 2013 was $5,113, $6,838 and $7,233, respectively.
Fair Value Disclosures
The fair value of the Convertible Notes was approximately 88% of their par value as of December 31, 2015 and approximately 95% of their par value as of December 31, 2014. The Convertible Notes are actively quoted instruments and, accordingly, the fair value of the Convertible Notes was determined using Level 1 inputs as defined in Note 10.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 8 — Financial Instruments and Derivative Financial Instruments
Concentrations of Credit Risks:  The Company sells its products to gas producers, distributors and end-users across the industrial gas, hydrocarbon, chemical processing, respiratory therapy and life sciences industries in countries all over the world. Approximately 51%, 53% and 59% of sales were to foreign countries in 2015, 2014 and 2013, respectively. No single customer exceeded ten percent of consolidated sales in 2015, 2014 and 2013. Sales to the Company’s top ten customers accounted for 36%, 34% and 37% of consolidated sales in 2015, 2014 and 2013, respectively. The Company’s sales to particular customers fluctuate from period to period, but the large industrial gas producer and distributor customers of the Company tend to be a consistently large source of revenue for the Company.
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
The changes in fair value with respect to the Company’s foreign currency forward contracts generated net gains of $2,673 and $2,670 for the years ended December 31, 2015 and 2014, respectively and a net loss of $2,940 for the year ended December 2013.
NOTE 9 — Product Warranties
The Company provides product warranties with varying terms and durations for the majority of its products. The Company estimates its warranty reserve by considering historical and projected warranty claims, historical and projected cost-per-claim and knowledge of specific product issues that are outside its typical experience. The Company records warranty expense in cost of sales in the consolidated statement of operations. Product warranty claims not expected to occur within one year are recorded in the long-term portion of the warranty reserve in the consolidated balance sheets.
The following table represents changes in the Company’s consolidated warranty reserve:

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$24,246	$33,827	$44,486
Warranty expense	16,705	14,463	17,486
Warranty usage	(19,976)	(24,044)	(28,359)
Acquired warranty reserves	—	—	214
Ending balance	$20,975	$24,246	$33,827

As a result of the BioMedical segment’s acquisition of AirSep Corporation (“AirSep”) in August 2012, the Company assumed exposure for warranty claims for AirSep’s various product lines. One of these product lines in particular experienced high failure rates with respect to certain of its models and designs as compared to AirSep’s other products. The Company established a warranty reserve on AirSep’s opening balance sheet to account for the cost of satisfying future warranty claims, including a separately calculated warranty reserve for those certain models and designs in the product line that experienced greater warranty return rates (collectively, the “acquired warranty reserve”). The Company has experienced a significant number of warranty claims as AirSep products sold in prior periods run through their respective warranty periods. Usage of the acquired warranty reserve includes claims related to all of AirSep’s product lines, including costs associated with the population of units for which a warranty reserve was separately calculated. Usage of the acquired warranty reserve has exceeded warranty expense since the acquisition. The Company has made various design improvements to this product line, revised the warranty claim process, and reduced the average cost to repair units since the 2012 acquisition, all in an effort to mitigate the costs associated with these warranty issues. The Company does not expect future warranty expense to be as significant as it has been since the acquisition.

Warranty expense for 2014 does not include the impact of the Company’s recovery of $5,003 during 2014 from an escrow settlement relating to excess warranty costs for certain product lines acquired from AirSep in 2012.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 10 — Business Combinations
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
Wuxi Acquisition
On May 27, 2014, Chart Asia finalized the acquisition of 100% of the equity of Wuxi Zhongbo Gas and Air Equipment Manufacturing Co. Ltd., which changed its name to Chart Energy & Chemicals Wuxi Co., Ltd., for an aggregate cash purchase price of 73.3 million Chinese yuan (equivalent to $11,943), net of cash acquired. The fair value of the net assets acquired and goodwill at the date of acquisition was 15.6 million Chinese yuan and 57.7 million Chinese yuan, respectively. Wuxi, located in Wuxi, Jiangsu Province, China, designs, manufactures and sells low-pressure brazed aluminum heat exchangers and fabricates cold boxes. Wuxi’s results are included in the Company’s E&C segment as of the date of acquisition.
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
The estimated fair value of contingent consideration relating to a prior BioMedical segment acquisition is currently valued at $0. The valuation was performed using a discounted cash flow approach which includes assumptions regarding the probability of achieving gross sales targets and the discount rate applied to the potential payments. Potential payments may be paid between January 1, 2016 and March 31, 2016 based on the attainment of certain revenue targets. The remaining potential payment related to BioMedical segment contingent consideration is between $0 and $1,648.
Valuations are performed using Level 3 inputs as defined in Note 11 and are evaluated on a quarterly basis based on forecasted sales and earnings targets. Contingent consideration liabilities are classified as other current liabilities and other long-term liabilities in the consolidated balance sheets. Changes in fair value of contingent consideration, including accretion, are recorded as selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The following table represents the changes in contingent consideration liabilities by segment:

	Distribution & Storage	BioMedical	Total
Balance at January 1, 2013	$—	$1,990	$1,990
Increase in fair value of contingent consideration liabilities	—	299	299
Balance at December 31, 2013	—	2,289	2,289
Decrease in fair value of contingent consideration liabilities	—	(474)	(474)
Payment of contingent consideration	—	(741)	(741)
Balance at December 31, 2014	—	1,074	1,074
Fair value of contingent consideration at inception	1,800	—	1,800
Decrease in fair value of contingent consideration liabilities	(39)	(463)	(502)
Payment of contingent consideration	—	(611)	(611)
Balance at December 31, 2015	$1,761	$—	$1,761

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
Recurring Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company’s consolidated balance sheets are as follows:

	December 31, 2015
	Total	Level 2	Level 3
Foreign currency forward contracts	$561	$561	$—
Total financial assets	$561	$561	$—

Foreign currency forward contracts	$470	$470	$—
Contingent consideration liabilities	1,761	—	1,761
Total financial liabilities	$2,231	$470	$1,761

	December 31, 2014
	Total	Level 2	Level 3
Foreign currency forward contracts	$49	$49	$—
Contingent consideration liabilities	1,074	—	1,074
Total financial liabilities	$1,123	$49	$1,074
Refer to Note 8 for further information regarding foreign currency forward contracts and Note 10 for further information regarding contingent consideration liabilities.
Non-Recurring Fair Value Measurements
During 2015, the Company recorded asset impairment charges of $255,116. Refer to Note 3, Asset Impairments, for further information regarding these charges and the associated significant unobservable inputs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 12 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31, 2015
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Beginning Balance	$3,808	$(12,494)	$(8,686)
Other comprehensive loss before reclassifications, net of taxes of $447	(16,321)	(825)	(17,146)
Amounts reclassified from accumulated other comprehensive loss, net of taxes of $501 (1)	—	928	928
Net current-period other comprehensive loss, net of taxes	(16,321)	103	(16,218)
Ending Balance	$(12,513)	$(12,391)	$(24,904)

	December 31, 2014
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Beginning Balance	$18,425	$(5,103)	$13,322
Other comprehensive loss before reclassifications, net of taxes of $4,289	(14,617)	(7,595)	(22,212)
Amounts reclassified from accumulated other comprehensive loss, net of taxes of $116 (1)	—	204	204
Net current-period other comprehensive loss, net of taxes	(14,617)	(7,391)	(22,008)
Ending Balance	$3,808	$(12,494)	$(8,686)
_______________

(1)
Amounts reclassified from accumulated other comprehensive loss were expensed and included in cost of sales ($562 and $124 for the years ended December 31, 2015 and 2014, respectively) and selling, general and administrative expenses ($867 and $196 for the years ended December 31, 2015 and 2014, respectively) in the consolidated statements of operations.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

NOTE 13 — (Loss) Earnings Per Share
The following table presents calculations of net (loss) income per share of common stock:

	Year Ended December 31,
	2015	2014	2013
Net (loss) income attributable to Chart Industries, Inc.	$(202,960)	$81,864	$83,176
Net (loss) income attributable to Chart Industries, Inc. per common share:
Basic	$(6.66)	$2.69	$2.75
Diluted	$(6.66)	$2.67	$2.60

Weighted average number of common shares outstanding — basic	30,493	30,384	30,209
Incremental shares issuable upon assumed conversion and exercise of share-based awards	—	282	411
Incremental shares issuable due to dilutive effect of the Convertible Notes	—	—	974
Incremental shares issuable due to dilutive effect of warrants	—	—	337
Weighted average number of common shares outstanding — diluted	30,493	30,666	31,931
Diluted earnings per share does not consider the following potential common shares as the effect would be anti-dilutive:

	Year Ended December 31,
	2015	2014	2013
Share-based awards	943	48	1
Convertible note hedge and capped call transactions (1)	—	—	948
Warrants	3,368	3,368	—
Total anti-dilutive securities	4,311	3,416	949
_______________

(1)	The convertible note hedge and capped call transactions offset any dilution upon actual conversion of the Convertible Notes up to a common stock price of $84.96. See Note 7 for further information.
NOTE 14 — Income Taxes
(Loss) Income Before Income Taxes
(Loss) income before income taxes consists of the following:

	For the Year Ended December 31,
	2015	2014	2013
United States	$(187,252)	$87,505	$67,355
Foreign	(14,580)	31,659	51,303
(Loss) income before income taxes	$(201,832)	$119,164	$118,658

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Provision
Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$22,846	$22,608	$19,421
State and local	1,138	1,406	1,618
Foreign	3,103	12,326	11,864
Total current	27,087	36,340	32,903
Deferred:
Federal	(25,707)	3,135	21
State and local	(619)	180	(364)
Foreign	1,923	(3,563)	(1,264)
Total deferred	(24,403)	(248)	(1,607)
Total provision	$2,684	$36,092	$31,296
Effective Tax Rate Reconciliation
The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2015	2014	2013
Income tax expense at U.S. federal statutory rate	$(70,641)	$41,708	$41,530
State income taxes, net of federal tax benefit	361	841	757
Foreign income, net of credit on foreign taxes	12	(245)	501
Effective tax rate differential of earnings outside of U.S.	(46)	(5,411)	(8,257)
Change in valuation allowance	5,658	—	—
Research & experimentation credits	(860)	(1,150)	(2,105)
Non-deductible items	2,745	1,947	865
Change in uncertain tax positions	60	(52)	(347)
Domestic production activities deduction	(2,133)	(2,093)	(2,237)
Tax effect of asset impairments	67,340	—	—
Other items	188	547	589
Income tax expense	$2,684	$36,092	$31,296

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Deferred Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Accruals and reserves	$23,363	$23,197
Pensions	6,276	6,161
Inventory	6,768	5,176
Share-based compensation	8,593	7,235
Tax credit carryforwards	1,046	553
Foreign net operating loss carryforwards	2,454	1,154
State net operating loss carryforwards	1,922	1,331
Other – net	2,714	3,230
Total deferred tax assets before valuation allowance	53,136	48,037
Valuation allowance	(8,842)	(1,982)
Total deferred tax assets, net of valuation allowance	$44,294	$46,055
Deferred tax liabilities:
Property, plant and equipment	$20,482	$24,063
Goodwill and intangible assets	25,474	47,771
Convertible notes	1,586	2,118
Total deferred tax liabilities	$47,542	$73,952
Net deferred tax liabilities	$3,248	$27,897
The net deferred tax liability is classified as follows:
Deferred income taxes	$—	$(17,248)
Other assets	(1,898)	(1,743)
Long-term deferred tax liabilities	5,146	46,888
Net deferred tax liabilities	$3,248	$27,897
Federal, State and Local Net Operating Loss Carryforwards: As a result of the Company’s acquisition of SeQual in 2010, the Company has $29,379 of state net operating losses.  California tax law limits the use of these state net operating losses. The remaining state net operating losses expire between 2016 and 2030. In addition, the Company has state net operating losses in various other states which begin to expire in 2017. The gross deferred tax asset for the state net operating losses of $1,922 is substantially offset by a valuation allowance of $1,514.
Foreign Net Operating Loss Carryforwards: As of December 31, 2015, cumulative foreign operating losses of $11,542 generated by the Company were available to reduce future taxable income. Approximately $10,747 of these operating losses expire between 2019 and 2023. The remaining $795 can be carried forward indefinitely. The deferred tax asset for the foreign operating losses of $2,454 is substantially offset by a valuation allowance of $2,319.
Other Tax Information
The Company has not provided for income taxes on approximately $190,681 of foreign subsidiaries’ undistributed earnings as of December 31, 2015, since the earnings retained have been reinvested indefinitely by the subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
Cash paid for income taxes during the years ended December 31, 2015, 2014 and 2013 was $30,492, $31,208 and $24,977, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Unrecognized Income Tax Benefits
The reconciliation of beginning to ending unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits at beginning of the year	$948	$941	$3,339
Additions for tax positions of prior years	98	358	299
Reductions for tax positions of prior years	—	(329)	(1,921)
Lapse of statutes of limitation	(22)	(22)	(776)
Unrecognized tax benefits at end of the year	$1,024	$948	$941
Included in the balance of unrecognized tax benefits at December 31, 2015 and 2014 were $504 and $462, respectively, of income tax benefits which, if ultimately recognized, would impact the Company’s annual effective tax rate.
The Company had accrued approximately $121 and $94 for the payment of interest and penalties at December 31, 2015 and 2014, respectively. The Company accrued approximately $27 and $1 during the years ended December 31, 2015 and 2014, respectively in additional interest associated with uncertain tax positions. The Company recorded a net benefit of $8 for interest expense during the year ended December 31, 2013 due to the filing of an amended tax return which offset the accrual of interest expense related to existing uncertain tax positions.
The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2011.
Due to the expiration of various statutes of limitation, it is reasonably possible the Company’s unrecognized tax benefits at December 31, 2015 may decrease within the next twelve months by approximately $219.
NOTE 15 — Employee Benefit Plans
Defined Benefit Plan
The Company has a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salary employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
The components of net periodic pension expense (income) are as follows:

	Year Ended December 31,
	2015	2014	2013
Interest cost	$2,289	$2,360	$2,112
Expected return on plan assets	(3,199)	(3,105)	(2,705)
Amortization of net loss	1,429	320	1,348
Total net periodic pension expense (income)	$519	$(425)	$755

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The changes in the projected benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$62,107	$50,684
Interest cost	2,289	2,360
Benefits paid	(3,088)	(1,876)
Actuarial (gains) losses	(3,035)	10,939
Projected benefit obligation at year end	$58,273	$62,107
Change in plan assets:
Fair value of plan assets at beginning of year	$45,187	$42,965
Actual (loss) return	(1,109)	2,160
Employer contributions	—	1,938
Benefits paid	(3,088)	(1,876)
Fair value of plan assets at year end	$40,990	$45,187
Funded status (Accrued pension liabilities)	$(17,283)	$(16,920)

Unrecognized actuarial loss recognized in accumulated other comprehensive loss	$19,657	$19,814
The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1,537.
The actuarial assumptions used in determining pension plan information are as follows:

	December 31,
	2015	2014	2013
Assumptions used to determine benefit obligation at year end:
Discount rate	4.00%	3.75%	4.75%
Assumptions used to determine net periodic benefit cost:
Discount rate	3.75%	4.75%	3.75%
Expected long-term weighted-average rate of return on plan assets	7.25%	7.25%	7.25%
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The target allocations by asset category at December 31 are as follows:

Target Allocations by Asset Category:	2015	2014
Equity	60%	55%
Fixed income	30%	43%
Cash and cash equivalents	6%	2%
Other	4%	0%
Total	100%	100%
The fair values of the plan assets by asset class at December 31 are as follows:

	Fair Value
	Total		Level 2		Level 3
Plan Assets:	2015	2014	2015	2014	2015	2014
Equity funds	$27,814	$29,435	$27,814	$29,435	$—	$—
Fixed income funds	12,846	13,766	12,846	13,766	—	—
Other investments	330	1,986	—	—	330	1,986
Total	$40,990	$45,187	$40,660	$43,201	$330	$1,986
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
The following table represents changes in the fair value of plan assets categorized as Level 3 from the preceding table:

Balance at January 1, 2014	$2,161
Return on plan assets	34
Purchases, sales and settlements, net	(1,898)
Transfers, net	1,689
Balance at December 31, 2014	$1,986
Return on plan assets	89
Purchases, sales and settlements, net	(3,486)
Transfers, net	1,741
Balance at December 31, 2015	$330

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The Company’s funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, the Company does not expect to contribute to its defined benefit pension plan until 2017. The following benefit payments are expected to be paid by the plan in each of the next five years and in the aggregate for the subsequent five years:

2016	$2,300
2017	2,500
2018	2,700
2019	2,800
2020	2,900
In aggregate during five years thereafter	16,200
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

The Company has assessed and determined that the multi-employer plan to which it contributes is not significant to the Company's financial statements. The Company does not expect to incur a withdrawal liability or expect to significantly increase its contribution over the remainder of the current contract period which ends in February 2018. The Company made contributions to the bargaining unit supported multi-employer pension plan resulting in expense of $739, $992 and $908 for the years ended December 31, 2015, 2014 and 2013, respectively.
Defined Contribution Savings Plan
The Company has a defined contribution savings plan that covers most of its U.S. employees. Company contributions to the plan are based on employee contributions, and include a Company match and discretionary contributions. Expenses under the plan totaled $10,818, $10,773 and $9,814 for the years ended December 31, 2015, 2014 and 2013, respectively.
Voluntary Deferred Income Plan
The Company provides additional retirement plan benefits to certain members of management under the Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan. This is an unfunded plan. The Company recorded $255, $409 and $276 of expense associated with this plan for the years ended December 31, 2015, 2014 and 2013, respectively.
NOTE 16 — Share-based Compensation
Under the Amended and Restated 2005 Stock Incentive Plan (“Stock Incentive Plan”) which became effective in October 2005, the Company could grant stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), stock awards and performance based stock awards to employees and directors. The Stock Incentive Plan had reserved 3,421 shares of the Company’s common stock for issuance. As of December 31, 2015, 111 options were outstanding under the Stock Incentive Plan. The Company no longer grants awards under this plan.
Under the Amended and Restated 2009 Omnibus Equity Plan (“Omnibus Equity Plan”) which was originally approved by the shareholders in May 2009 and reapproved by shareholders in May 2012 as amended and restated, the Company may grant stock options, SARs, RSUs, restricted stock, performance shares, leveraged restricted shares, and common shares to employees and directors. The maximum number of shares available for grant is 3,350, which may be treasury shares or unissued shares. As of December 31, 2015, 587 stock options, 145 shares of restricted stock and RSUs, 59 performance units, and 41 leveraged restricted share units were outstanding under the Omnibus Equity Plan.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

The Company recognized share-based compensation expense of $11,325, $9,692 and $9,989 for the years ended December 31, 2015, 2014 and 2013, respectively. This expense is included in selling, general and administrative expenses in the consolidated statements of operations. The Company also recognized a related tax deficiency of $890 during the year ended December 31, 2015 and tax benefits of $1,859 and $6,673 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015, total share-based compensation of $5,538 is expected to be recognized over the remaining weighted-average period of approximately 1.7 years.
Stock Options
The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The expected volatility was based on historical information. Beginning in 2015, the expected term was based on the historical average life of stock options. Prior to 2015, the Company used the simplified method as defined in SEC Staff Accounting Bulletin No. 107 to determine the expected term. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant. Weighted-average grant-date fair values of stock options and the assumptions used in estimating the fair values are as follows:

	Year Ended December 31,
	2015	2014	2013
Weighted-average grant-date fair value per share	$19.04	$56.15	$41.52
Expected term (years)	5.60	6.25	6.25
Risk-free interest rate	1.70%	1.00%	1.00%
Expected volatility	61.54%	63.73%	66.80%
Under the terms of the Omnibus Equity Plan, stock options generally have a 4 year graded vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes the Company’s stock option activity:

	December 31, 2015
	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted- average Remaining Contractual Term
Outstanding at beginning of year	552	$42.92
Granted	221	34.27
Exercised	(41)	12.58
Forfeited	(34)	52.43
Outstanding at end of year	698	$41.52	$542	6.2 years
Vested and expected to vest at end of year	690	$41.50	$542	6.1 years
Exercisable at end of year	391	$35.88	$542	4.4 years
As of December 31, 2015, total unrecognized compensation cost related to stock options expected to be recognized over the weighted-average period of approximately 2.2 years is $1,942.
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $740, $940 and $21,199, respectively. The total fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $3,625, $3,163 and $2,673, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Restricted Stock and RSUs
Restricted stock and RSUs generally vest ratably over a three-year period and are valued based on the Company’s market price on the date of grant. The following table summarizes the Company’s unvested restricted stock and RSUs activity:

	December 31, 2015
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	88	$77.94
Granted	117	34.15
Forfeited	(51)	55.62
Vested	(9)	70.04
Unvested at end of year	145	$46.40
As of December 31, 2015, total unrecognized compensation cost related to unvested restricted stock and RSUs expected to be recognized over the weighted-average period of approximately 1.6 years is $1,921.
The weighted-average grant-date fair value of restricted stock and RSUs granted during the years ended December 31, 2015, 2014 and 2013 was $34.15, $92.17 and $69.72, respectively. The total fair value of restricted stock and RSUs that vested during the years ended December 31, 2015, 2014 and 2013 was $1,563, $3,930 and $5,782, respectively.
Performance Units
Performance units are earned over a three-year period. Based on the attainment of pre-determined performance condition targets as determined by the Compensation Committee of the Board of Directors, performance units earned may be in the range of between 0% and 200%. The following table summarizes the Company’s performance units activity:

	December 31, 2015
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	51	$72.57
Granted	23	28.25
Vested	(15)	55.93
Unvested at end of year	59	$59.15
As of December 31, 2015, total unrecognized compensation cost related to performance units expected to be recognized over a weighted-average period of approximately 2.1 years is $482.
The weighted-average grant-date fair value of performance units granted during the years ended December 31, 2015, 2014 and 2013 was $28.25, $93.34 and $68.21, respectively. The total fair value of performance units that vested during the years ended December 31, 2015 and 2014 was $842 and $2,650, respectively. No performance units vested during the year ended December 31, 2013.

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

	December 31, 2015
	Number of Shares	Weighted-average Grant-Date Fair Value
Unvested at beginning of year	59	$84.85
Vested	(18)	67.05
Unvested at end of year	41	$92.66
As of December 31, 2015, total unrecognized compensation cost related to leveraged restricted share awards expected to be recognized over the weighted-average period of approximately 0.8 years is $1,193.
The weighted-average grant-date fair value of leveraged restricted share awards granted during the years ended December 31, 2014 and 2013 was $106.90, and $80.34 respectively. The total fair value of leveraged restricted share awards that vested during the year ended December 31, 2015 was $619. No leveraged restricted share awards vested during the years ended December 31, 2014 and 2013.
Directors’ Stock Grants
In 2015, 2014 and 2013, the Company granted the non-employee directors stock awards covering 23, 8 and 4 shares of common stock, respectively, which had fair values of $682, $588 and $393, respectively. These stock awards were fully vested on the grant date. Likewise, the fair values were recognized immediately on the grant date.
NOTE 17 — Lease Commitments
The Company incurred $11,147, $11,375, and $10,581 of rental expense under operating leases for the years ended December 31, 2015, 2014 and 2013, respectively. Certain leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. In addition, the Company has the right, but no obligation, to renew certain leases for various renewal terms.
The following table summarizes the future minimum lease payments for non-cancelable operating leases as of December 31, 2015:

2016	$9,400
2017	8,500
2018	7,000
2019	5,100
2020	3,100
Thereafter	8,200
Total future minimum lease payments	$41,300
NOTE 18 — Commitments and Contingencies
Environmental
The Company is subject to federal, state, local and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and handling and disposal of hazardous materials such as cleaning fluids. The Company is involved with environmental compliance, investigation, monitoring and remediation activities at certain of its owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

these continuing remediation efforts, believes it is currently in substantial compliance with all known environmental regulations. At December 31, 2015 and 2014, the Company had undiscounted accrued environmental reserves of $3,226 and $3,587, respectively. The Company accrues for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts and circumstances regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 13 years as ongoing costs of remediation programs.
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
The Company is occasionally subject to various legal claims related to performance under contracts, product liability, taxes, employment matters, environmental matters, intellectual property and other matters incidental to the normal course of its business. Based on the Company’s historical experience in litigating these claims, as well as the Company’s current assessment of the underlying merits of the claims and applicable insurance, if any, management believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial position, liquidity, cash flows or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect.
Restructuring
Due to economic conditions, including low energy prices and global competition, the Company implemented a number of cost reduction or avoidance actions during 2015, including headcount reductions. The Company incurred severance expense associated with headcount reductions in all of its segments; E&C incurred $1,395, D&S incurred $2,926, BioMedical incurred $1,798, and Corporate incurred $1,329. The remaining accrual for these actions is $2,719 as of December 31, 2015 and is expected to be paid in 2016. The Company expects additional severance charges in 2016 to be approximately $3,200 (D&S - $2,800, E&C - $300, and Corporate - $100), but further actions may be required based on future business conditions.
D&S Facility Restructuring
During 2015, Chart announced its intention to close its D&S segment’s leased facility located in Owatonna, Minnesota.  This closure is a cost reduction measure in response to lower orders for products manufactured at this facility.  Costs incurred during 2015 related to this restructuring activity were approximately $4,100 and include lease exit costs, long-lived asset impairment charges, severance and other miscellaneous costs.  Approximately $1,700 of these costs are included in cost of sales and $2,400 are included in selling, general and administrative expenses in the consolidated statements of operations. In the fourth quarter of 2015, D&S closed one of its leased office locations in a cost reduction effort. Cost incurred related to this closure were $710 and include lease exit costs and long-lived asset impairment charges.
The accrual for these restructuring costs within the D&S segment as of December 31, 2015 is $3,113 primarily for costs associated with exiting the facilities. These costs are expected to be paid out over the terms of the associated leases which are expected to end in 2023.

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
Segment Financial Information

	Year Ended December 31, 2015
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales to external customers	$330,968	$487,557	$221,635	$—	$1,040,160
Depreciation and amortization expense	11,805	18,289	12,039	3,315	45,448
Operating (loss) income (1)	(8,138)	41,732	(164,284)	(52,533)	(183,223)
Total assets (2)	251,810	689,112	224,443	36,611	1,201,976
Capital expenditures	4,074	36,835	3,849	2,281	47,039

	Year Ended December 31, 2014
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales to external customers	$388,018	$578,806	$226,128	$—	$1,192,952
Depreciation and amortization expense	9,649	16,749	13,842	2,936	43,176
Operating income (loss) (3)	79,665	85,213	25,694	(52,415)	138,157
Total assets (2)	322,936	666,451	396,320	76,356	1,462,063
Capital expenditures	24,834	29,583	3,484	4,234	62,135

	Year Ended December 31, 2013
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Sales to external customers	$318,510	$592,616	$266,312	$—	$1,177,438
Depreciation and amortization expense	8,564	15,237	14,618	1,970	40,389
Operating income (loss)	59,671	93,560	33,039	(50,273)	135,997
Total assets (2)	277,760	676,484	431,763	75,623	1,461,630
Capital expenditures	34,194	32,039	3,370	2,982	72,585
_______________

(1)	Includes asset impairment charges of $255,116 for the year ended December 31, 2015, attributed to E&C - $68,796, D&S - $2,020 , and BioMedical - $184,300.

(2)	Corporate assets consist primarily of cash, cash equivalents and deferred income taxes.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

(3)
The BioMedical segment’s operating income included recovery of $5,003 increasing operating income for the year ended December 31, 2014 from an escrow settlement for breaches of representations and warranties relating to warranty costs (which are in excess of the settlement amount) for certain product lines acquired from AirSep in 2012.

The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at January 1, 2014	$83,215	$160,054	$155,636	$398,905
Foreign currency translation adjustments and other	130	(2,806)	—	(2,676)
Goodwill acquired during the year	9,293	—	—	9,293
Balance at December 31, 2014	92,638	157,248	155,636	405,522
Foreign currency translation adjustments and other	(162)	(1,909)	184	(1,887)
Goodwill acquired during the year	—	10,601	—	10,601
Impairment loss	(64,603)	—	(131,243)	(195,846)
Balance at December 31, 2015	$27,873	$165,940	$24,577	$218,390

Accumulated goodwill impairment loss	$64,603	$—	$131,243	$195,846

 Product Sales Information

	Year Ended December 31,
	2015	2014	2013
Energy & Chemicals
Natural gas processing (including petrochemical) applications	$180,909	$208,706	$175,397
Liquefied natural gas applications	136,049	143,870	114,567
Industrial gas applications	14,010	35,442	28,546
Total Energy & Chemicals	330,968	388,018	318,510
Distribution & Storage
Bulk industrial gas applications	203,834	204,214	241,291
Packaged gas industrial applications	167,814	164,966	158,293
Liquefied natural gas applications	115,909	209,626	193,032
Total Distribution & Storage	487,557	578,806	592,616
BioMedical
Respiratory therapy	132,321	141,273	175,233
Life sciences	64,641	65,948	61,493
Commercial oxygen generation	24,673	18,907	29,586
Total BioMedical	221,635	226,128	266,312
Total	$1,040,160	$1,192,952	$1,177,438

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars and shares in thousands, except per share amounts)

Geographic Information
Net sales by geographic area are reported by the destination of sales. Net property, plant and equipment by geographic area are reported by country of domicile.

	Sales for the Year Ended December 31,
	2015	2014	2013
United States	$513,691	$560,846	$479,067
Foreign
China	109,978	188,047	231,143
Other foreign countries	416,491	444,059	467,228
Total Foreign	$526,469	$632,106	$698,371
Total	$1,040,160	$1,192,952	$1,177,438

	Property, plant and equipment, net as of December 31,
	2015	2014	2013
United States	$153,987	$163,425	$146,610
Foreign
Czech Republic	19,742	22,511	23,623
China	79,691	57,580	38,569
Germany	12,246	13,495	14,618
Other foreign countries	611	634	785
Total Foreign	$112,290	$94,220	$77,595
Total	$266,277	$257,645	$224,205
NOTE 20 — Quarterly Data (Unaudited)
Selected quarterly data for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$245,105	$270,252	$264,047	$260,756	$1,040,160
Gross profit	72,523	74,880	68,289	72,772	288,464
Operating income (loss) (1)	14,957	25,129	15,609	(238,918)	(183,223)
Net income (loss)	5,275	17,082	4,271	(231,144)	(204,516)
Net income (loss) attributable to Chart Industries, Inc.	5,246	17,157	4,760	(230,123)	(202,960)
Net income (loss) attributable to Chart Industries, Inc. per share—basic (2)	$0.17	$0.56	$0.16	$(7.54)	$(6.66)
Net income (loss) attributable to Chart Industries, Inc. per share—diluted (2) (3)	$0.17	$0.56	$0.15	$(7.54)	$(6.66)
 _______________

(1)	Includes impairment of goodwill and intangible assets totaling $253,560 as described in Note 3, Asset Impairments, to the consolidated financial statements.

(2)
Basic and diluted (loss) earnings per share are computed independently for each of the quarters presented. As such, the sum of quarterly basic and diluted (loss) earnings per share may not equal reported annual basic and diluted (loss) earnings per share.

(3)	Zero incremental shares from share-based awards are included in the computation of diluted net loss per share for periods in which a net loss occurs, because to do so would be anti-dilutive.

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
 _______________

(1)
Includes recovery of $5,003 increasing operating income during the fourth quarter of 2014 from an escrow settlement for breaches of representations and warranties relating to warranty costs (which are in excess of the settlement amount) for certain product lines acquired from AirSep in 2012. We continue to pursue recovery for breaches of representations and warranties related to warranty costs for certain product lines acquired from AirSep in 2012 under our representation and warranty insurance coverage that exists from the acquisition.

(2)
Basic and diluted (loss) earnings per share are computed independently for each of the quarters presented. As such, the sum of quarterly basic and diluted (loss) earnings per share may not equal reported annual basic and diluted (loss) earnings per share.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Translations	Balance at end of period
Year Ended December 31, 2015:
Allowance for doubtful accounts	$6,475	$1,597	$—		$(953)	(2)	$(154)	$6,965
Allowance for obsolete and excess inventory	5,233	14,802	—		(8,351)	(3)	(415)	11,269
Deferred tax assets valuation allowance	1,982	7,190	—		(129)	(4)	(201)	8,842
Year Ended December 31, 2014:
Allowance for doubtful accounts	$5,654	$1,505	$—		$(633)	(2)	$(51)	$6,475
Allowance for obsolete and excess inventory	6,556	4,087	—		(5,158)	(3)	(252)	5,233
Deferred tax assets valuation allowance	1,250	1,089	—		(290)	(4)	(67)	1,982
Year Ended December 31, 2013:
Allowance for doubtful accounts	$4,080	$2,447	$199	(1)	$(1,149)	(2)	$77	$5,654
Allowance for obsolete and excess inventory	4,078	2,010	675	(1)	(313)	(3)	106	6,556
Deferred tax assets valuation allowance	1,766	339	—		(879)	(4)	24	1,250
_______________

(1)	Reserves at date of acquisition of subsidiary or subsidiaries.

(2)	Reversal of amounts previously recorded as bad debt and uncollectible accounts written off.

(3)	Inventory items written off against the allowance.

(4)	Deductions to the deferred tax assets valuation allowance relate to decreased deferred tax assets and the release of the valuation allowance.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

3.2	Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed with the SEC on December 19, 2008 (File No. 001-11442)).

4.1	Form of Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

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

10.2
Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.1
Form of Restricted Stock Unit Agreement (for non-employee directors) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.2.2
Form of Nonqualified Stock Option Agreement (2007 and 2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed with the SEC on August 7, 2007 (File No. 001-11442)).*

10.2.3
Form of Nonqualified Stock Option Agreement (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.2.4
Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) (2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11442)).*

10.2.5
Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-11442)).*

10.3
Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on April 10, 2012 (File No. 001-11442)).*

10.3.1
Amendment No. 1 to the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-11442)).*

10.3.2
Form of Nonqualified Stock Option Agreement (2010 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.3
Forms of Stock Award Agreement and Deferral Election Form (for eligible directors) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.3.4
Form of Nonqualified Stock Option Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.5
Form of Restricted Stock Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.6
Form of Performance Unit Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.3.7
Form of Leveraged Restricted Share Unit Agreement (2012 and 2013 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.3.8
Form of Nonqualified Stock Option Agreement (2012 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-11442)).*

10.3.9
Form of Performance Unit Agreement (2012 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-11442)).*

10.3.10
Form of Nonqualified Stock Option Agreement (2013 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-11442)).*

10.3.11
Form of Performance Unit Agreement (2013 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-11442)).*

10.3.12
Form of Nonqualified Stock Option Agreement (2014 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-11442)).*

10.3.13
Form of Performance Unit Agreement (2014 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-11442)).*

10.3.14
Form of Leveraged Restricted Share Unit Agreement (2014 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-11442)).*

10.3.15
Form of Nonqualified Stock Option Agreement (2015 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-11442)).*

10.3.16
Form of Performance Unit Agreement (2015 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-11442)).*

10.3.17
Form of Restricted Share Unit Agreement (2015 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-11442)).*

10.3.18	Form of Nonqualified Stock Option Agreement (2016 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan.* (x)

10.3.19	Form of Performance Unit Agreement (2016 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan.* (x)

10.3.20	Form of Performance Unit Agreement (2016 Thomas grant) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan.* (x)

10.3.21	Form of Restricted Share Unit Agreement (2016 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan.* (x)

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

10.6.1
Amendment No. 1, dated December 23, 2015, to the Second Amended and Restated Credit Agreement, dated October 29, 2014, among Chart Industries, Inc., Chart Industries Luxembourg S.à r.l., Chart Asia Investment Company Limited, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (x)

10.7
Employment Agreement, dated February 26, 2008, by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.7.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.7.2
Amendment No. 2, effective January 1, 2010, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-11442)).*

10.7.3
Amendment No. 3, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)). *

10.7.4
Amendment No. 4, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)). *

10.7.5
Amendment No. 5, dated January 1, 2014, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2014 (File No. 001-11442)). *

10.8
Employment Agreement, dated February 26, 2008, by and between Chart Industries, Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.8.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.8.2
Amendment No. 2, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.8.3
Amendment No. 3, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)).*

10.8.4
Amendment No. 4, dated January 1, 2014, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2014 (File No. 001-11442)).*

10.9
Employment Agreement, dated February 26, 2008, by and between Chart Industries, Inc. and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.9.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Matthew J. Klaben (incorporated by reference to Exhibit 10.11.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.9.2
Amendment No. 2, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.9.3
Amendment No. 3, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)).*

10.9.4
Amendment No. 4, dated January 1, 2014, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Matthew J. Klaben (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2014 (File No. 001-11442)).*

10.10
Employment Agreement, dated February 26, 2008, by and between Chart Industries, Inc. and Kenneth J. Webster (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11442)).*

10.10.1
Amendment No. 1, effective January 1, 2009, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster (incorporated by reference to Exhibit 10.13.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.10.2
Amendment No. 2, effective January 1, 2010, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-11442)).*

10.10.3
Amendment No. 3, dated January 1, 2012, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.10.4
Amendment No. 4, dated January 1, 2013, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 001-11442)).*

10.10.5
Amendment No. 5, dated January 1, 2014, to the Employment Agreement dated February 26, 2008 by and between Chart Industries, Inc. and Kenneth J. Webster (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2014 (File No. 001-11442)).*

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

10.12.1
Base Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.12.2
Base Warrants Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011 (File No. 001-11442)).

10.12.3
Base Warrants Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.12.4
Base Capped Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.12.5
Base Capped Call Option Transaction Confirmation, dated as of July 28, 2011, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2011(File No. 001-11442)).

10.13
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

10.13.1
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

10.14	Chart Industries, Inc. Cash Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed with the SEC on April 8, 2014 (File No. 001-11442)).*

21.1	List of Subsidiaries. (x)

23.1	Consent of Independent Registered Public Accounting Firm. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Financial Officer. (xx)

32.2	Section 1350 Certification of the Company’s Chief Executive Officer. (xx)

101.INS	XBRL Instance Document (xxx)

101.SCH	XBRL Taxonomy Extension Schema Document (xxx)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (xxx)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (xxx)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (xxx)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (xxx)
_______________

(x)	Filed herewith.

(xx)	Furnished herewith.

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