Form 10-Q
period 2016-03-31
CHART INDUSTRIES INC
filed 2016-04-28
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
At April 25, 2016, there were 30,592,038 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$159,054	$123,708
Accounts receivable, less allowances of $6,747 and $6,965	140,447	183,514
Inventories, net	203,866	199,302
Unbilled contract revenue	33,173	59,283
Prepaid expenses	9,586	8,494
Other current assets	19,191	12,929
Total Current Assets	565,317	587,230
Property, plant and equipment, net	266,998	266,277
Goodwill	219,258	218,390
Identifiable intangible assets, net	103,988	106,714
Other assets	21,501	21,529
TOTAL ASSETS	$1,177,062	$1,200,140
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$68,250	$97,413
Customer advances and billings in excess of contract revenue	83,616	71,030
Accrued salaries, wages and benefits	25,707	33,886
Current portion of warranty reserve	14,859	15,341
Short-term debt	6,965	6,160
Other current liabilities	28,726	38,209
Total Current Liabilities	228,123	262,039
Long-term debt	217,005	213,798
Long-term deferred tax liabilities	7,419	5,146
Long-term portion of warranty reserve	4,797	5,634
Accrued pension liabilities	17,137	17,283
Other long-term liabilities	21,088	20,504
Total Liabilities	495,569	524,404

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 30,588,295 and 30,545,657 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	305	305
Additional paid-in capital	391,025	387,100
Retained earnings	303,440	308,091
Accumulated other comprehensive loss	(18,424)	(24,904)
Total Chart Industries, Inc. Shareholders’ Equity	676,346	670,592
Noncontrolling interests	5,147	5,144
Total Equity	681,493	675,736
TOTAL LIABILITIES AND EQUITY	$1,177,062	$1,200,140
The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Sales	$193,757	$245,105
Cost of sales	141,056	172,582
Gross profit	52,701	72,523
Selling, general and administrative expenses	49,536	53,162
Amortization	3,128	4,404
Operating expenses	52,664	57,566
Operating income	37	14,957
Other expenses:
Interest expense, net	4,094	3,922
Financing costs amortization	321	326
Foreign currency loss	206	3,064
Other expenses, net	4,621	7,312
(Loss) income before income taxes	(4,584)	7,645
Income tax expense	88	2,370
Net (loss) income	(4,672)	5,275
Noncontrolling interests, net of taxes	(21)	29
Net (loss) income attributable to Chart Industries, Inc.	$(4,651)	$5,246
Net (loss) income attributable to Chart Industries, Inc. per common share:
Basic	$(0.15)	$0.17
Diluted	$(0.15)	$0.17
Weighted-average number of common shares outstanding:
Basic	30,568	30,466
Diluted	30,568	30,652

Comprehensive income (loss), net of taxes	$1,844	$(2,570)
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	3	—
Comprehensive income (loss) attributable to Chart Industries, Inc., net of taxes	$1,841	$(2,570)

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net (loss) income	$(4,672)	$5,275
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,479	11,376
Interest accretion of convertible notes discount	3,029	2,799
Employee share-based compensation expense	5,537	5,752
Financing costs amortization	321	326
Unrealized foreign currency transaction gain	(50)	(60)
Other non-cash operating activities	506	642
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	44,126	(6,875)
Inventory	(3,111)	(18,761)
Unbilled contract revenues and other assets	19,187	3,442
Accounts payable and other liabilities	(48,239)	(8,620)
Customer advances and billings in excess of contract revenue	12,066	5,592
Net Cash Provided By Operating Activities	38,179	888
INVESTING ACTIVITIES
Capital expenditures	(5,232)	(14,828)
Proceeds from sale of assets	—	8
Acquisition of businesses, net of cash acquired	—	(320)
Net Cash Used In Investing Activities	(5,232)	(15,140)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	3,820	—
Repayments on revolving credit facilities	(3,056)	—
Proceeds from exercise of options	12	422
Excess tax benefit from share-based compensation	24	130
Common stock repurchases	(601)	(808)
Other financing activities	—	(157)
Net Cash Provided By (Used In) Financing Activities	199	(413)
Effect of exchange rate changes on cash	2,200	(5,624)
Net increase (decrease) in cash and cash equivalents	35,346	(20,289)
Cash and cash equivalents at beginning of period	123,708	103,656
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$159,054	$83,367
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2016
(Dollars and shares in thousands, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Reclassifications: Certain reclassifications have been made to the 2015 condensed consolidated cash flow statement in order to conform to the 2016 presentation. Additionally, beginning in 2016, the Company allocates share-based compensation expense to each operating segment and maintains share-based compensation expense related to Corporate employees at Corporate. Prior to 2016, all share-based compensation expense was recorded at Corporate. Reclassifications from Corporate to the operating segments have been made to the 2015 selling, general and administrative expenses (“SG&A”) to conform to the 2016 presentation.
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
Guarantees of Third-Party Performance: During the first quarter of 2016, the Company became a member to a consortium agreement relating to a project with a third-party. This agreement entails the Company guarantying not only its own performance, but also the work of a third-party consortium partner. In the event of non-fulfillment of contractual obligations by the consortium partner, the Company may be required to perform the obligations of the consortium partner. The agreement term covers the project through completion; approximately 1.5 years. At March 31, 2016, the estimated cost of the performance under this guarantee was 14.6 million euros (equivalent to $16.6 million). If losses are incurred under the guarantee due to third-party non-performance, the Company has certain rights that would allow it to mitigate such loss. If necessary, the carrying amount of any liability recorded in the condensed consolidated balance sheet would reflect the Company’s best estimate of future payments which it may incur as part of fulfilling its guarantee obligation. Currently, there is no liability recorded at March 31, 2016.
Recently Issued Accounting Standards: In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The FASB issued the update to change certain aspects of accounting for share-based payments to employees. The update eliminates additional paid-in-capital pools and requires all income tax effects of awards to be recognized in the income statement when the awards vest or settle. The standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. Early adoption is permitted, but all of the guidance must be adopted in same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The FASB issued the update to require the recognition of lease assets and lease liabilities on the balance sheet of lessees. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. The ASU requires a modified retrospective

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The amendments require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the new standard by one year. As a result, the standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within such fiscal years. In March 2016, the FASB issued ASU 2016-08, which amended the principal versus agent guidance in the new revenue standard and is intended to result in more consistent application and reduce the cost and complexity of applying the new standard. Additionally, in April 2016, the FASB issued ASU 2016-10, which amended the guidance to clarify accounting for licenses of intellectual property and to clarify the guidance on performance obligations. The new revenue recognition ASU allows full retrospective or modified retrospective adoption. Early adoption is permitted as of fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. The Company is currently assessing the transition method and effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures.
Recently Adopted Accounting Standard: In April 2015, the FASB issued ASU 2015-03, “Interest–Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The amendments require an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, which states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a revolving line-of-credit as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the revolving line-of-credit arrangement, regardless of whether a balance is outstanding. This ASU is effective for fiscal years beginning after December 15, 2015 and interim reporting periods within those fiscal years. The Company adopted the guidance for the fiscal year beginning January 1, 2016. The new guidance was applied retrospectively for the prior period presented. The impact of the adoption of the guidance resulted in classification of the unamortized debt issuance cost related to the convertible notes on the condensed consolidated balance sheets in long-term debt. The unamortized debt issuance costs reclassed at December 31, 2015 were $1,836. Debt issuance costs related to the Senior Secured Revolving Credit Facility are classified in other assets on the condensed consolidated balance sheets.
NOTE 2 — Inventories
The following table summarizes the components of inventory:

	March 31, 2016	December 31, 2015
Raw materials and supplies	$74,428	$76,680
Work in process	33,096	33,721
Finished goods	96,342	88,901
Total inventories, net	$203,866	$199,302
The allowances for excess and obsolete inventory totaled $11,146 and $11,269 at March 31, 2016 and December 31, 2015, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 3 — Goodwill and Intangible Assets
During the 2015 annual assessment of goodwill, management determined that it was more likely than not that the fair value was less than the carrying amount of certain reporting units and, therefore, the two-step goodwill impairment test was necessary. Additionally, management quantitatively evaluated indefinite-lived intangible assets as part of the impairment testing. Furthermore, management identified indicators of impairment on certain finite-lived intangible assets which were evaluated for impairment. As a result of these evaluations, the Company recorded goodwill impairment charges of $195,846, indefinite-lived intangible asset impairment charges of $11,826, finite-lived intangible asset impairment charges of $38,083 and long-lived asset impairment charges of $7,657 in the fourth quarter of 2015 as management concluded that certain assets within each reporting unit were impaired.
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at December 31, 2015	$27,873	$165,940	$24,577	$218,390
Foreign currency translation adjustments and other	—	868	—	868
Balance at March 31, 2016	$27,873	$166,808	$24,577	$219,258

Accumulated goodwill impairment loss	$64,603	$—	$131,243	$195,846
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill)(1)(2):

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	$8,649	$(2,884)	$8,530	$(2,660)
Patents	7,789	(6,916)	7,770	(6,753)
Trademarks and trade names	10,082	(6,994)	10,052	(6,886)
Customer relationships	138,463	(92,866)	138,223	(90,180)
Land use rights	13,548	(637)	13,484	(567)
Total finite-lived intangible assets	$178,531	$(110,297)	$178,059	$(107,046)
Indefinite-lived intangible assets:
Trademarks and trade names	$35,754		$35,701
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

(2)	The Company amortizes certain identifiable intangible assets mainly on a straight-line basis over their estimated useful lives, which range from one to 50 years.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

Expense for intangible assets subject to amortization was $3,128 and $4,404 for the three months ended March 31, 2016 and 2015, respectively. The Company estimates amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2016	$11,800
2017	10,500
2018	9,800
2019	9,800
2020	6,600
Government Grants
The Company received $8,650 in government grants in 2015 related to property, plant and equipment and land use rights related to the expansion in China. The grants are recorded in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets and recognized into income over the useful life of the associated assets (20 to 50 years).
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
Upon issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885, which was recorded as long-term debt, and an equity component of $79,115, which was

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

initially recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represented the Company’s interest rate for similar debt instruments at that time without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. At March 31, 2016 and December 31, 2015, the carrying amount of the liability component was $218,663 and $215,634, respectively, and the unamortized debt discount of the Convertible Notes was $31,337 and $34,366, respectively.
For the three months ended March 31, 2016 and 2015, interest expense for the Convertible Notes was $4,279 and $4,049, respectively, which included $3,029 and $2,799 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $1,250 of 2.0% cash interest for both periods. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277, with $2,303 recorded as a reduction in additional paid-in-capital. The remaining balance of $4,974 is being amortized over the term of the Convertible Notes. For the three months ended March 31, 2016 and 2015, total expense associated with the amortization of these debt issuance costs was $178 for both periods.
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
The Company reassesses the convertibility of the Convertible Notes and the related balance sheet classification on a quarterly basis. At the end of the first quarter of 2016, events for early conversion were not met, and thus the Convertible Notes were not convertible as of and for the fiscal quarter beginning April 1, 2016.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

The Company recorded $2,869 in deferred debt issuance costs associated with the SSRCF which are being amortized over the five-year term of the SSRCF. For the three months ended March 31, 2016 and 2015, total expense associated with the amortization of these debt issuance costs was $143 and $148, respectively.
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
Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the Convertible Notes outstanding six months prior to the maturity date of the Convertible Notes and when holders of the Convertible Notes have the option to require the Company to repurchase the Convertible Notes, a maximum leverage ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0. The required leverage ratio can be relaxed on up to two occasions, upon notification to the lenders, to 3.75 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100,000 or greater. The SSRCF contains a number of other customary covenants including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At March 31, 2016, the Company was in compliance with all covenants.
As of March 31, 2016, there were no borrowings outstanding under the SSRCF. The Company had $34,897 in letters of credit and bank guarantees supported by the SSRCF, which had availability of $415,103 at March 31, 2016. The obligations under the SSRCF are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the SSRCF) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7,739) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC, Chengdu or Wuxi under the China Facilities are guaranteed by the Company. At March 31, 2016, there was 10.0 million Chinese yuan (equivalent to $1,548) outstanding under the revolving line, bearing interest at 4.7% on a weighted-average basis. At March 31, 2016, CCESC, CCDEC and Wuxi had 7.2 million Chinese yuan (equivalent to $1,117), 4.8 million Chinese yuan (equivalent to $747) and 0.6 million Chinese yuan (equivalent to $86) in bank guarantees, respectively.
CCDEC maintains an unsecured credit facility whereby CCDEC may borrow up to 40.0 million Chinese yuan (equivalent to $6,191) for working capital purposes. This credit facility is effective until June 30, 2016. At March 31, 2016 there was 35.0 million Chinese yuan (equivalent to $5,417) outstanding under this facility, bearing interest at 4.35%.
CCESC maintains an unsecured credit facility whereby CCESC may borrow up to 38.0 million Chinese yuan (equivalent to $5,881) for working capital purposes. This credit facility is effective until July 5, 2016. There were no borrowings under this facility at March 31, 2016.
CCESC maintains an unsecured credit facility whereby CCESC may borrow up to 30.0 million Chinese yuan (equivalent to $4,643) for working capital and bank guarantee purposes. This credit facility is effective until June 30, 2016. There were no borrowings under this facility at March 31, 2016.
Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $7,365). Both of the facilities allow Ferox to request bank guarantees and letters of credit. Neither of the facilities allow revolving credit borrowings. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit. Ferox’s land and buildings

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

secure the credit facilities. As of March 31, 2016, there were bank guarantees of 82.4 million Czech koruna (equivalent to $3,469) supported by the Ferox credit facilities.
Chart Luxembourg maintains an overdraft facility with $5,000 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of March 31, 2016.
Fair Value Disclosures
The fair value of the Convertible Notes was approximately 88% of their par value as of March 31, 2016 and December 31, 2015. The Convertible Notes are actively quoted instruments and, accordingly, the fair value of the Convertible Notes was determined using Level 1 inputs as defined in Note 8.
NOTE 5 — Derivative Financial Instruments
The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency risk that exists as part of its ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instruments. The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency activity and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the U.S. dollar, the euro, the Japanese yen, the Czech koruna, and the Chinese yuan. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Foreign currency forward contracts are measured at fair value and recorded in the condensed consolidated balance sheets as other current assets or liabilities and reported as financial assets and liabilities in Note 8. Changes in their fair value are recorded in the condensed consolidated statements of operations and comprehensive income (loss) as foreign currency gains or losses. The Company's foreign currency forward contracts are not exchange traded instruments and, accordingly, the valuation is performed using Level 2 inputs as defined in Note 8. Gains or losses on settled or expired contracts are recorded in the condensed consolidated statements of operations and comprehensive income (loss) as foreign currency gains or losses.
The changes in fair value with respect to the Company’s foreign currency forward contracts generated a net loss of $148 and a net gain of $2,495 for the three months ended March 31, 2016 and 2015, respectively.
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
The following table represents changes in the Company’s consolidated warranty reserve:

Balance at December 31, 2015	$20,975
Warranty expense	1,646
Warranty usage	(2,965)
Balance at March 31, 2016	$19,656
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

Thermax, headquartered in Dartmouth, Massachusetts, designs and sells cryogenic fluid vaporizers and other ambient and powered vaporizer products utilized in industrial gas, petrochemical, and liquefied natural gas applications. Thermax’s results are included in the Company’s D&S business segment from the date of acquisition.

Contingent Consideration
The estimated fair value of contingent consideration relating to the Thermax acquisition was $1,800 at the date of acquisition and was valued according to a discounted cash flow model, which includes assumptions regarding the probability of achieving certain earnings targets and a discount rate applied to the potential payments. Potential payments may be paid between July 1, 2016 and July 1, 2019 based on the attainment of certain earnings targets. The potential payments related to Thermax contingent consideration is between $0 and $11,288. The fair value of the Thermax contingent consideration at March 31, 2016 was $1,761. For the three months ended March 31, 2016, there was no change in the estimated fair value of contingent consideration related to Thermax.
The potential contingent consideration related to a prior BioMedical segment acquisition expired at the end of March 2016 with no additional payment. For the three months ended March 31, 2015, the fair value of contingent consideration related to the BioMedical segment decreased by $463.
Valuations are performed using Level 3 inputs as defined in Note 8 and are evaluated on a quarterly basis based on forecasted sales and earnings targets. Contingent consideration liabilities are classified as other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. Changes in fair value of contingent consideration, including accretion, are recorded as selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).
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
Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company’s condensed consolidated balance sheets are as follows:

	March 31, 2016
	Total	Level 2	Level 3
Foreign currency forward contracts	$849	$849	$—
Total financial assets	$849	$849	$—

Foreign currency forward contracts	$593	$593	$—
Contingent consideration liabilities	1,761	—	1,761
Total financial liabilities	$2,354	$593	$1,761

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2016
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
NOTE 9 — Equity
Accumulated Other Comprehensive (Loss) Income
The following tables represent changes in accumulated other comprehensive (loss) income by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at December 31, 2015	$(12,513)	$(12,391)	$(24,904)
Other comprehensive income	6,230	—	6,230
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $134 (1)	—	250	250
Net current-period other comprehensive income, net of taxes	6,230	250	6,480
Balance at March 31, 2016	$(6,283)	$(12,141)	$(18,424)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2014	$3,808	$(12,494)	$(8,686)
Other comprehensive loss	(8,048)	—	(8,048)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $125 (1)	—	232	232
Net current-period other comprehensive (loss) income, net of taxes	(8,048)	232	(7,816)
Balance at March 31, 2015	$(4,240)	$(12,262)	$(16,502)
_______________

(1)
Amounts reclassified from accumulated other comprehensive (loss) income were expensed and included in cost of sales ($151 and $140 for the three months ended March 31, 2016 and 2015, respectively) and selling, general and administrative expenses ($233 and $217 for the three months ended March 31, 2016 and 2015, respectively) in the condensed consolidated statements of operations and comprehensive income (loss). The components in accumulated other comprehensive (loss) income are included in the computation of net periodic pension expense (income) as reported in Note 11.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

Earnings Per Share
The following table presents calculations of net (loss) income per share of common stock:

	Three Months Ended March 31,
	2016	2015
Net income (loss) attributable to Chart Industries, Inc.	$(4,651)	$5,246
Net income (loss) attributable to Chart Industries, Inc. per common share:
Basic	$(0.15)	$0.17
Diluted (1)	$(0.15)	$0.17

Weighted average number of common shares outstanding — basic	30,568	30,466
Incremental shares issuable upon assumed conversion and exercise of share-based awards	—	186
Weighted average number of common shares outstanding — diluted	30,568	30,652
_______________

(1)	Zero incremental shares from share-based awards are included in the computation of diluted net loss per share for periods in which a net loss occurs because to do so would be anti-dilutive.
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Share-based awards	1,516	220
Warrants	3,368	3,368
Total anti-dilutive securities	4,884	3,588
NOTE 10 — Income Taxes
The effective income tax rate of negative 1.9% for the three months ended March 31, 2016 differed from the U.S. federal statutory rate of 35% primarily due to losses incurred by certain of the Company’s Chinese operations for which no benefit was recorded and the effect of income earned by certain of the Company’s international entities operating in lower taxed jurisdictions. The effective income tax rate of 31.0% for the three months ended March 31, 2015 differed from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company's international entities operating in lower taxed jurisdictions.
As of March 31, 2016, the Company has recorded a $1,024 liability for gross unrecognized tax benefits. This amount includes $504 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2016, the Company had accrued approximately $130 for the payment of interest and penalties.
NOTE 11 — Employee Benefit Plans
The Company has a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation. The following table represents the components of net periodic pension expense:

	Three Months Ended March 31,
	2016	2015
Interest cost	$571	$572
Expected return on plan assets	(697)	(799)
Amortization of net loss	384	357
Total net periodic pension expense	$258	$130

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 12 — Share-based Compensation
During the three months ended March 31, 2016, the Company granted 465 stock options, 249 restricted stock units and 48 performance units, while non-employee directors received 10 stock awards with a fair value of $171. During the three months ended March 31, 2016, participants in the Company’s stock option plans exercised options to purchase 1 shares of the Company’s common stock, while 34 stock options were forfeited and 10 stock options expired.
Stock options generally vest ratably over a four-year vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period, and performance units and leveraged restricted share units generally vest at the end of a three-year performance period based on the achievement of certain performance conditions. During the three months ended March 31, 2016, 71 restricted stock and restricted stock units vested while 16 shares of restricted stock and restricted stock units were forfeited. Also, during the three months ended March 31, 2016, 27 performance units vested while 5 performance units were forfeited. Additionally, during the three months ended March 31, 2016, 14 leveraged restricted share units vested.
Share-based compensation expense was $5,537 and $5,752 for the three months ended March 31, 2016 and 2015, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2016, total share-based compensation of $8,597 is expected to be recognized over the weighted-average period of approximately 2.3 years.
NOTE 13 — Restructuring Activities
Due to economic conditions, including low energy prices and global competition, the Company implemented a number of cost reduction or avoidance actions during 2015 and 2016, including headcount reductions. During the first quarter of 2016, the Company incurred severance expense of $3,692 associated with headcount reductions in all of its segments. These charges were recorded in cost of sales ($2,361 for the three months ended March 31, 2016) and selling, general, and administrative expenses ($1,331 for the three months ended March 31, 2016). For the three months ended March 31, 2015, charges for severance and other restructuring activities (exclusive of D&S facility closures described below) were $244 ($173 was recorded in selling, general and administrative expenses and $71 was recorded in cost of sales). The Company currently expects additional severance charges in the remaining nine months of 2016 to be approximately $2,100, primarily attributable to our D&S segment, but further actions may be required based on future business conditions.
During 2015, Chart announced its intention to close certain D&S leased facilities.  These closures were cost reduction measures in response to lower orders within D&S.  Cost incurred during 2015 related to these closures were $4,810 (for the three months ended March 31, 2015, charges of $500 were recorded in selling, general, and administrative expenses) and included lease exit costs, long-lived asset impairments, and other miscellaneous costs. The remaining accrual for the facility restructuring costs within D&S as of March 31, 2016 was $2,910. These costs are expected to be paid out over the terms of the associated leases which are expected to end in 2023.
The following table summarizes the Company’s restructuring activities for the three months ended March 31, 2016:

	Three Months Ended March 31,
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of January 1, 2016	$1,106	$3,446	$430	$850	$5,832
Restructuring charges	281	2,193	484	734	3,692
Cash payments and other	(843)	(385)	(440)	(509)	(2,177)
Balance as of March 31, 2016	$544	$5,254	$474	$1,075	$7,347

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 14 — Reportable Segments
The structure of the Company’s internal organization is divided into the following reportable segments, which are also the Company’s operating segments: Energy & Chemicals, Distribution & Storage and BioMedical. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit and risk management.
The following table represents information for the Company’s reportable segments and its corporate function:

	Three Months Ended March 31,
	2016	2015
Sales
Energy & Chemicals	$37,959	$87,470
Distribution & Storage	107,497	105,071
BioMedical	48,301	52,564
Consolidated	$193,757	$245,105
Operating Income (Loss) (1)
Energy & Chemicals	$(2,198)	$15,291
Distribution & Storage	9,830	10,312
BioMedical	6,652	3,236
Corporate	(14,247)	(13,882)
Consolidated	$37	$14,957
As described in Note 1, beginning in 2016, the Company allocates share-based compensation expense to each operating segment and maintains share-based compensation expense related to Corporate employees at Corporate. Prior to 2016, all share-based compensation expense was recorded at Corporate. Reclassifications from Corporate to the operating segments have been made to the 2015 results to conform to the 2016 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Chart Industries, Inc. (the “Company,” “Chart,” or “we”) is a leading diversified global manufacturer of highly engineered equipment for the industrial gas, energy and biomedical industries. A large portion of the end-use applications for our products is energy-related. Our equipment and engineered systems are primarily used for low-temperature and cryogenic applications utilizing our expertise in cryogenic systems and equipment, which operate at low temperatures sometimes approaching absolute zero (0 kelvin; -273° Centigrade; -459° Fahrenheit).
Sales for the three months ended March 31, 2016 were $193.8 million compared to sales of $245.1 million for the three months ended March 31, 2015, reflecting a decrease of $51.3 million, or 20.9%. This decrease was mainly attributable to lower sales in our E&C segment across all product lines. Gross profit for the three months ended March 31, 2016 was $52.7 million, or 27.2% of sales, as compared to $72.5 million, or 29.6% of sales, for the three months ended March 31, 2015. Gross profit decreased during the period mainly as a result of lower throughput and highly competitive markets within our E&C segment. The related margin percentage decreased mainly due to product mix within our E&C segment as well as higher restructuring-related costs due to cost reduction initiatives, primarily reductions in headcount. Severance expenses of $3.7 million were recorded in the first quarter in cost of goods sold ($2.4 million) and selling, general and administrative expenses ($1.3 million). Operating income for the three months ended March 31, 2016 was $0.04 million compared to $15.0 million for the three months ended March 31, 2015, for the reasons discussed above.
As previously disclosed, low energy prices continue to delay LNG conversions and LNG-related opportunities, which has negatively impacted our sales and order trends, particularly in the E&C segment. In addition, macroeconomic headwinds and global competition continue to put pressure on pricing generally. Due to the uncertainty surrounding the price of oil and its impact on natural gas projects and our business, we continue to face challenges in the timing of orders. We have continued to focus on cost reduction or avoidance actions, including headcount reductions, to streamline our cost structure in light of the downturn in the markets we serve. As previously disclosed, these actions equate to annualized savings of approximately $60 million. We closely monitor our end markets and order rates and will continue to take appropriate and timely actions as necessary.

The following table represents selected financial data for our operating segments for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Sales
Energy & Chemicals	$37,959	$87,470
Distribution & Storage	107,497	105,071
BioMedical	48,301	52,564
Consolidated	$193,757	$245,105
Gross Profit
Energy & Chemicals	$5,471	$24,863
Distribution & Storage	29,415	30,048
BioMedical	17,815	17,612
Consolidated	$52,701	$72,523
Gross Profit Margin
Energy & Chemicals	14.4%	28.4%
Distribution & Storage	27.4%	28.6%
BioMedical	36.9%	33.5%
Consolidated	27.2%	29.6%
SG&A Expenses (1)
Energy & Chemicals	$7,065	$8,873
Distribution & Storage	17,943	18,432
BioMedical	10,299	11,994
Corporate	14,229	13,863
Consolidated	$49,536	$53,162
SG&A Expenses (% of Sales)
Energy & Chemicals	18.6%	10.1%
Distribution & Storage	16.7%	17.5%
BioMedical	21.3%	22.8%
Consolidated	25.6%	21.7%
Operating (Loss) Income
Energy & Chemicals	$(2,198)	$15,291
Distribution & Storage	9,830	10,312
BioMedical	6,652	3,236
Corporate	(14,247)	(13,882)
Consolidated	$37	$14,957
Operating Margin
Energy & Chemicals	(5.8)%	17.5%
Distribution & Storage	9.1%	9.8%
BioMedical	13.8%	6.2%
Consolidated	—%	6.1%
_______________

(1)
Beginning in 2016, the Company allocates share-based compensation expense to each operating segment and maintains share-based compensation expense related to Corporate employees at Corporate. Prior to 2016, all share-based compensation expense was recorded at Corporate. Reclassifications from Corporate to the operating segments have been made to the 2015 selling, general and administrative expenses (“SG&A”) to conform to the 2016 presentation.

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Sales
Sales for the three months ended March 31, 2016 were $193.8 million compared to $245.1 million for the three months ended March 31, 2015, reflecting a decrease of $51.3 million, or 20.9%.
E&C segment sales decreased by $49.5 million, or 56.6%, compared to the prior-year period. This reduction was due to a $25.9 million decrease within natural gas processing (including petrochemical) applications, lower LNG applications of $22.2 million, and a decline in industrial gas applications of $1.4 million. Low energy prices have the most pronounced impact on our E&C segment. Additionally, our E&C segment completed several major projects in 2015 that are not currently expected to recur in 2016 as customers’ delay or defer large projects.
D&S segment sales increased by $2.4 million, or 2.3%, compared to the prior-year period, mainly attributable to a $7.0 million increase within bulk industrial gas applications. This increase was partially offset by a $3.0 million decrease related to packaged gas industrial applications. The overall currency translation impact on sales attributable to the D&S segment was approximately $1.1 million unfavorable on a constant currency basis. Continued weakness in China was offset by improved sales in the U.S. compared to the first quarter of 2015.
BioMedical segment sales decreased by $4.3 million, or 8.1%, compared to the prior-year period. This decrease was largely driven by a $4.5 million decrease in U.S. and Europe respiratory therapy equipment sales and a decrease in commercial oxygen generation systems of $1.6 million, partially offset by an increase in life sciences of $1.8 million during the quarter. The overall currency translation impact on sales attributable to the BioMedical segment was approximately $0.5 million unfavorable on a constant currency basis.
Gross Profit and Margin
Gross profit for the three months ended March 31, 2016 was $52.7 million, or 27.2% of sales, versus $72.5 million, or 29.6% of sales for the three months ended March 31, 2015, which reflected a decrease of $19.8 million, while the related margin percentage decreased by 2.4 percentage points.
E&C segment gross profit decreased by $19.4 million mainly due to decreased volume within industrial gas and natural gas processing applications, along with decreased volume within LNG applications related to process systems. Margin decreased by 14.0 percentage points compared to the prior-year period primarily due to highly competitive market conditions, and the impact of excess capacity as a result of lower operating levels.
D&S segment gross profit decreased by $0.6 million, and the related margin decreased by 1.2 percentage points. Severance costs of $1.8 million are reflected in cost of sales which equates to a 1.7% gross margin impact. This decrease was partially offset by the finalization of an insurance claim that positively impacted gross margin by approximately $1.0 million.
BioMedical segment gross profit increased by $0.2 million, and the related margin increased by 3.4 percentage points compared to the prior-year period, primarily due to favorable product mix and lower warranty expenses. The BioMedical segment’s warranty expense as a percent of sales was 2.1% during the three months ended March 31, 2016 compared to 4.0% in the prior-year quarter. We continue to pursue recovery for breaches of representations and warranties related to warranty costs for certain product lines acquired from AirSep Corporation (“AirSep”) in 2012 under our representation and warranty insurance coverage that exists from the acquisition.
Selling, General & Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended March 31, 2016 were $49.5 million, or 25.6% of sales, compared to $53.2 million, or 21.7% of sales, for the three months ended March 31, 2015, representing a decrease of $3.6 million. SG&A expenses for the three months ended March 31, 2016 included $1.3 million in severance costs compared to $0.3 million in severance costs for the three months ended March 31, 2015.
Beginning in 2016, we allocate share-based compensation expense to each operating segment and maintain share-based compensation expense related to Corporate employees at Corporate. Prior to 2016, all share-based compensation expense was recorded at Corporate. Reclassifications from Corporate to the operating segments have been made to the 2015 SG&A to conform to the 2016 presentation. Share-based compensation expense of $5.5 million for the three months ended March 31, 2016 includes the acceleration of expense based on retirement eligibility provisions as a greater mix of share-based awards satisfied these provisions during the first quarter of 2016. We currently estimate the full year share-based compensation expense to be approximately $10.5 million.
SG&A expenses were down compared to the prior year reflecting the impact of cost reduction initiatives. Additionally, bad debt expense and commission expense were down $1.2 million and $1.1 million, respectively, compared to the three months ended March 31, 2015.

E&C segment SG&A expenses decreased by $1.8 million compared to the prior-year period mainly due to lower variable short-term incentive compensation based on current performance, lower sales commissions, decreased bad debt expense and reduced employee costs due to lower headcount.
D&S segment SG&A expenses decreased by $0.5 million compared to the prior-year period. The impact of reduced headcount and lower travel and entertainment, commission and bad debt expense was largely offset by higher incentive expense.
BioMedical segment SG&A expenses decreased by $1.7 million compared to the prior-year period primarily due to lower restructuring related expenses ($0.5 million), reduced bad debt expense ($0.5 million), lower commission expense and lower employee costs due to headcount reductions.
Corporate SG&A expenses increased by $0.4 million compared to the prior-year period mainly due to $0.7 million in severance costs related to cost reductions. This increase was partially offset by lower costs related to outside professional services and lower employee costs due to headcount reductions.
Amortization Expense
Amortization expense decreased $1.3 million compared to the prior-year period. $1.2 million of the decrease is due to the impact of intangible assets that were written off in the fourth quarter of 2015.
Operating Income
As a result of the foregoing, operating income for the three months ended March 31, 2016 was $0.04 million, a decrease of $14.9 million compared to operating income of $15.0 million, or 6.1% of sales, for the same period in 2015.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended March 31, 2016 and 2015 was $4.1 million and $3.9 million, respectively. Interest expense for the three months ended March 31, 2016 included $1.3 million of 2.0% cash interest and $3.0 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For each of the three months ended March 31, 2016 and 2015, financing costs amortization was $0.3 million.
Foreign Currency Loss
For the three months ended March 31, 2016 and 2015, foreign currency losses were $0.2 million and $3.1 million, respectively. Losses decreased by $2.9 million during the three months ended March 31, 2016 due to reduced exchange rate volatility compared to the prior-year quarter.
Income Tax Expense
Income tax expense of $0.1 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of negative 1.9% and 31.0%, respectively. The effective income tax rate of negative 1.9% for the three months ended March 31, 2016 differed from the U.S. federal statutory rate of 35% primarily due to losses incurred by certain of our Chinese operations for which no benefit was recorded and the effect of income earned by certain of our international entities operating in lower taxed jurisdictions.
Net (Loss) Income
As a result of the foregoing, net loss attributable to the Company for the three months ended March 31, 2016 was $4.7 million and net income attributable to the Company for the three months ended March 31, 2015 was $5.2 million.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company's Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is the Company's intention to settle any excess conversion value in shares of the Company's common stock. However, the Company may elect to settle, at its discretion, any such excess value in cash, shares of the Company's common stock or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of the Company's common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share. At the end of the first quarter of 2016, events for early conversion were not met, and thus the Convertible Notes were not convertible as of, and for the fiscal quarter beginning April 1, 2016. There have been no conversions as of the date of this filing. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from cash balances or borrowings under its senior secured revolving credit facility.
Senior Secured Revolving Credit Facility: The Company has a five-year $450.0 million senior secured revolving credit facility (the “SSRCF”) which matures on October 29, 2019. The SSRCF includes a $25.0 million sub-limit for the issuance of swingline loans and a $100.0 million sub-limit to be used for letters of credit. There is a foreign currency limit of $100.0 million under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100.0 million made by the Company’s wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited. The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200.0 million in term loans or revolving credit commitments from its lenders. Loans under the SSRCF bear interest at LIBOR or the Adjusted Base Rate as defined in the Debt and Credit Arrangements note (Note 4) to our condensed consolidated financial statements included elsewhere in this report, plus a margin that varies with the Company’s leverage ratio. Significant financial covenants for the SSRCF include a leverage ratio and an interest ratio. As of March 31, 2016, there were no borrowings outstanding under the SSRCF. The Company had $34.9 million in letters of credit and bank guarantees supported by the SSRCF, which had availability of $415.1 million, at March 31, 2016. The Company was in compliance with all covenants, including its financial covenants, at March 31, 2016.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7.7 million) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC, Chengdu or Wuxi under the China Facilities are guaranteed by the Company. At March 31, 2016, there was 10.0 million Chinese yuan (equivalent to $1.5 million) outstanding under the revolving line, bearing interest at 4.7% on a weighted-average basis. At March 31, 2016, CCESC, CCDEC and Wuxi had 7.2 million Chinese yuan (equivalent to $1.1 million), 4.8 million Chinese yuan (equivalent to $0.7 million) and 0.6 million Chinese yuan (equivalent to $0.1 million) in bank guarantees, respectively.
CCDEC maintains an unsecured credit facility whereby CCDEC may borrow up to 40.0 million Chinese yuan (equivalent to $6.2 million) for working capital purposes. This credit facility is effective until June 30, 2016. At March 31, 2016 there was 35.0 million Chinese yuan (equivalent to $5.4 million) outstanding under this facility, bearing interest at 4.35%.
CCESC maintains an unsecured credit facility whereby CCESC may borrow up to 38.0 million Chinese yuan (equivalent to $5.9 million) for working capital purposes. This credit facility is effective until July 5, 2016. There were no borrowings under this facility at March 31, 2016.
CCESC maintains an unsecured credit facility whereby CCESC may borrow up to 30.0 million Chinese yuan (equivalent to $4.6 million) for working capital and bank guarantee purposes. This credit facility is effective until June 30, 2016. There were no borrowings under this facility at March 31, 2016.
Foreign Facilities – Europe: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 175.0 million Czech koruna (equivalent to $7.4 million). Both of the facilities allow Ferox to request bank guarantees and letters of credit. Neither of the facilities allow revolving credit borrowings. Under both facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit. Ferox’s land and buildings secure the credit facilities. At March 31, 2016, there were 82.4 million Czech koruna (equivalent to $3.5 million) of bank guarantees supported by the Ferox credit facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 million in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of March 31, 2016.
Our debt and related covenants are further described in the Debt and Credit Arrangements note (Note 4) to our condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $159.1 million at March 31, 2016, an increase of $35.3 million from the balance at December 31, 2015. Our foreign subsidiaries held cash of approximately $57.8 million and $71.9 million at March 31, 2016 and December 31, 2015, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes.

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
Cash provided by operating activities was $38.2 million for the three months ended March 31, 2016 compared to $0.9 million of cash provided by operating activities for the three months ended March 31, 2015. The increase in cash provided by operations was primarily due to timing of cash payments from customers which resulted in greater cash collections during the first quarter of 2016 as compared to the first quarter of 2015.
Cash used in investing activities was $5.2 million and $15.1 million for the three months ended March 31, 2016 and 2015, respectively. Capital expenditures in 2015 were largely attributed to the D&S segment capacity expansion project in China.
Cash provided by financing activities was $0.2 million for the three months ended March 31, 2016 and cash used in financing activities was $0.4 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, we borrowed 25.0 million Chinese yuan (equivalent to $3.8 million) and repaid 20.0 million Chinese yuan (equivalent to $3.1 million) on our China Facilities. We used $0.6 million for the purchase of common stock which was surrendered to cover tax withholding elections during the three months ended March 31, 2016.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2016. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We may repurchase our Convertible Notes on the open market from time to time to the extent permitted by our debt covenants with available cash. We expect capital expenditures for the remaining nine months of 2016 to be in the range of $20.0 to $25.0 million, which will be deployed primarily within our E&C operations located in LaCrosse, Wisconsin and Tulsa, Oklahoma for plant and equipment upgrades and our D&S segment for a capacity expansion project in China. We also expect to use approximately $1.2 million to fund final post-closing adjustments related to the acquisition of Thermax. For the remaining nine months of 2016, we contemplate the use of approximately $13.0 to $15.0 million of cash to pay U.S. and foreign income taxes.

Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Backlog may be negatively impacted by ability or likelihood of customers to fulfill their obligations. Our backlog as of March 31, 2016 was $382.4 million compared to $374.6 million as of December 31, 2015.
The table below represents orders received and backlog by segment for the periods indicated (dollar amounts in thousands):

	Three Months Ended
	March 31, 2016	December 31, 2015
Orders
Energy & Chemicals	$8,774	$45,446
Distribution & Storage	139,376	130,630
BioMedical	51,109	55,077
Total	$199,259	$231,153

	As of
	March 31, 2016	December 31, 2015
Backlog
Energy & Chemicals	$122,648	$151,638
Distribution & Storage	239,978	206,518
BioMedical	19,819	16,456
Total	$382,445	$374,612
E&C orders for the three months ended March 31, 2016 were $8.8 million compared to $45.4 million for the three months ended December 31, 2015. E&C backlog totaled $122.6 million at March 31, 2016, compared to $151.6 million as of December 31, 2015. Low energy prices continue to delay natural gas, petrochemical, and LNG-related opportunities, as evidenced by the decline in E&C order trends and backlog. Current market conditions reinforce a challenging outlook for project awards given the reduction in capital spending with our energy-related customers. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly year over year.
D&S orders for the three months ended March 31, 2016 were $139.4 million compared to $130.6 million for the three months ended December 31, 2015. D&S segment orders include the previously announced AB Klaipėdos nafta LNG order. D&S backlog totaled $240.0 million at March 31, 2016 compared to $206.5 million as of December 31, 2015. Approximately 20% of the D&S backlog relates to China as of March 31, 2016.
BioMedical orders for the three months ended March 31, 2016 were $51.1 million compared to $55.1 million for the three months ended December 31, 2015. The decrease in BioMedical orders was mainly attributable to respiratory therapy applications. BioMedical backlog at March 31, 2016 totaled $19.8 million compared to $16.5 million as of December 31, 2015.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements. See “Guarantees of Third-Party Performance” disclosed in Note 1 to the condensed consolidated financial statements for further information.

Application of Critical Accounting Policies
The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts, goodwill, indefinite-lived intangibles, product warranty costs, pensions and share-based compensation. There have been no significant changes to our critical accounting policies since December 31, 2015.
Forward-Looking Statements
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A– “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:
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
All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, the Company’s operations are exposed to fluctuations in interest rates and foreign currency values that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.
Interest Rate Risk: The Company’s primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. As of March 31, 2016, there were no borrowings outstanding under the SSRCF, thus, the Company believes that interest rate exposure is not a material risk to the Company at this time.
Foreign Currency Exchange Rate Risk: The Company operates in the United States, Asia, Australia, Europe and South America, creating exposure to foreign currency exchange fluctuations in the normal course of business which can impact our financial position, results of operations, cash flow and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the condensed consolidated statements of operations and comprehensive income (loss). Translation exposure is primarily with the euro, the Chinese yuan, and the Japanese yen. During the first quarter of 2016, the euro decreased in relation to the U.S. dollar by 4% while the Chinese yuan remained flat and the Japanese yen decreased by 7% in relation to the U.S. dollar. At March 31, 2016, a hypothetical further 10% strengthening of the U.S. dollar would not materially affect the Company’s financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the Norwegian krone, the Canadian dollar and the Chinese yuan. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the condensed consolidated statements of operations and comprehensive income (loss) as a component of foreign currency loss. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At March 31, 2016, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s outstanding foreign exchange forward contracts.
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
As of March 31, 2016, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2016	26,278	$17.40	—	$—
February 1 – 29, 2016	7,307	17.64	—	—
March 1 – 31, 2016	715	21.60	—	—
Total	34,300	$17.53	—	$—
During the first quarter of 2016, 34,300 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $601,300. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended March 31, 2016.

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

10.1	Amendment No. 1, dated March 21, 2016, to the Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan. * (x)

10.2	Amendment No. 6, dated April 15, 2016, to the Employment Agreement dated February 26, 2008, by and between Chart Industries, Inc. and Kenneth J. Webster. * (x)

10.3	Employment Agreement, dated April 15, 2016, by and between Chart Industries, Inc. and Mary C. Cook. * (x)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (x)

32.1	Section 1350 Certification of Chief Executive Officer (xx)

32.2	Section 1350 Certification of Chief Financial Officer (xx)

101.INS	XBRL Instance Document (xxx)

101.SCH	XBRL Taxonomy Extension Schema Document (xxx)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (xxx)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (xxx)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (xxx)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (xxx)
_______________

(x)	Filed herewith.

(xx)	Furnished herewith.

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

Chart Industries, Inc.
(Registrant)

Date:	April 28, 2016	By:	/s/ Kenneth J. Webster
Kenneth J. Webster
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)