Form 10-Q
period 2016-06-30
CHART INDUSTRIES INC
filed 2016-07-28
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
At July 25, 2016, there were 30,593,031 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$213,158	$123,708
Accounts receivable, less allowances of $8,227 and $6,965	150,902	183,514
Inventories, net	191,681	199,302
Unbilled contract revenue	22,611	59,283
Prepaid expenses	9,214	8,494
Other current assets	21,294	12,929
Total Current Assets	608,860	587,230
Property, plant and equipment, net	261,613	266,277
Goodwill	218,990	218,390
Identifiable intangible assets, net	100,339	106,714
Other assets	19,654	21,529
TOTAL ASSETS	$1,209,456	$1,200,140
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$65,871	$97,413
Customer advances and billings in excess of contract revenue	78,306	71,030
Accrued salaries, wages and benefits	32,504	33,886
Current portion of warranty reserve	14,318	15,341
Short-term debt and current portion of long-term debt	9,048	6,160
Other current liabilities	34,901	38,209
Total Current Liabilities	234,948	262,039
Long-term debt	228,810	213,798
Long-term deferred tax liabilities	7,591	5,146
Long-term portion of warranty reserve	4,128	5,634
Accrued pension liabilities	17,011	17,283
Other long-term liabilities	20,392	20,504
Total Liabilities	512,880	524,404

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 30,591,648 and 30,545,657 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	306	305
Additional paid-in capital	392,636	387,100
Retained earnings	324,593	308,091
Accumulated other comprehensive loss	(24,398)	(24,904)
Total Chart Industries, Inc. Shareholders’ Equity	693,137	670,592
Noncontrolling interests	3,439	5,144
Total Equity	696,576	675,736
TOTAL LIABILITIES AND EQUITY	$1,209,456	$1,200,140
The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$247,095	$270,252	$440,852	$515,357
Cost of sales	160,144	195,372	301,200	367,954
Gross profit	86,951	74,880	139,652	147,403
Selling, general and administrative expenses	48,896	45,628	98,432	98,790
Amortization	3,116	4,123	6,244	8,527
Operating expenses	52,012	49,751	104,676	107,317
Operating income	34,939	25,129	34,976	40,086
Other expenses:
Interest expense, net	4,171	3,999	8,265	7,921
Financing costs amortization	321	321	642	647
Foreign currency (gain) loss	(93)	(3,141)	113	(77)
Other expenses, net	4,399	1,179	9,020	8,491
Income before income taxes	30,540	23,950	25,956	31,595
Income tax expense	10,977	6,868	11,065	9,238
Net income	19,563	17,082	14,891	22,357
Noncontrolling interests, net of taxes	(1,590)	(75)	(1,611)	(46)
Net income attributable to Chart Industries, Inc.	$21,153	$17,157	$16,502	$22,403
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.69	$0.56	$0.54	$0.73
Diluted	$0.68	$0.56	$0.53	$0.73
Weighted-average number of common shares outstanding:
Basic	30,582	30,495	30,575	30,481
Diluted	30,939	30,735	30,904	30,693

Comprehensive income, net of taxes	$13,471	$19,777	$15,315	$17,207
Less: Comprehensive loss attributable to noncontrolling interests, net of taxes	(1,708)	(41)	(1,705)	(41)
Comprehensive income attributable to Chart Industries, Inc., net of taxes	$15,179	$19,818	$17,020	$17,248

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$14,891	$22,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,186	22,584
Asset impairment	—	1,109
Interest accretion of convertible notes discount	6,118	5,654
Employee share-based compensation expense	7,188	7,786
Financing costs amortization	642	647
Unrealized foreign currency transaction loss (gain)	349	(1,309)
Other non-cash operating activities	1,054	(424)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	32,529	(15,153)
Inventory	7,052	(17,802)
Unbilled contract revenues and other assets	30,312	13,944
Accounts payable and other liabilities	(39,907)	(31,280)
Customer advances and billings in excess of contract revenue	7,415	(119)
Net Cash Provided By Operating Activities	86,829	7,994
INVESTING ACTIVITIES
Capital expenditures	(9,418)	(24,479)
Payments for land use rights	—	(11,043)
Proceeds from sale of assets	—	200
Government grants	612	—
Acquisition of businesses, net of cash acquired	(1,383)	(320)
Net Cash Used In Investing Activities	(10,189)	(35,642)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	3,820	12,377
Repayments on revolving credit facilities	(3,816)	(743)
Borrowings on term loan	13,167	—
Repayments on term loan	(1,508)	—
Proceeds from exercise of options	17	469
Excess tax benefit from share-based compensation	54	130
Payment of contingent consideration	—	(611)
Common stock repurchases	(643)	(823)
Other financing activities	—	(157)
Net Cash Provided By Financing Activities	11,091	10,642
Effect of exchange rate changes on cash	1,719	(3,765)
Net increase (decrease) in cash and cash equivalents	89,450	(20,771)
Cash and cash equivalents at beginning of period	123,708	103,656
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$213,158	$82,885
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2016
(Dollars and shares in thousands, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Guarantees of Third-Party Performance: During the first quarter of 2016, the Company became a member to a consortium agreement relating to a project with a third-party. This agreement entails the Company guarantying not only its own performance, but also the work of a third-party consortium partner. In the event of non-fulfillment of contractual obligations by the consortium partner, the Company may be required to perform the obligations of the consortium partner. The agreement term covers the project through completion; approximately 1.5 years. At June 30, 2016, the estimated cost of the performance under this guarantee was 14.6 million euros (equivalent to $16.2 million). If losses are incurred under the guarantee due to third-party non-performance, the Company has certain rights that would allow it to mitigate such loss. If necessary, the carrying amount of any liability recorded in the condensed consolidated balance sheet would reflect the Company’s best estimate of future payments which it may incur as part of fulfilling its guarantee obligation. Currently, there is no liability recorded at June 30, 2016.
Recently Issued Accounting Standards: In June 2016, the the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments.” The FASB issued the update in response to criticism that current guidance delays recognition of credit losses. The new guidance changes the impairment model for most financial assets and certain other instruments. Additionally, for trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods therein. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures.
In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The FASB issued the update to change certain aspects of accounting for share-

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

based payments to employees. The update eliminates additional paid-in-capital pools and requires all income tax effects of awards to be recognized in the statements of operations when the awards vest or settle. The standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. Early adoption is permitted, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The amendments require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the new standard by one year. As a result, the standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within such fiscal years. In March 2016, the FASB issued ASU 2016-08, which amended the principal versus agent guidance in the new revenue standard and is intended to result in more consistent application and reduce the cost and complexity of applying the new standard. Additionally, in April 2016, the FASB issued ASU 2016-10, which amended the guidance to clarify accounting for licenses of intellectual property and to clarify the guidance on performance obligations. In May 2016, the FASB issued ASU 2016-12, which provided narrow-scope amendments and practical expedients for the new revenue standard and is intended to reduce the cost and complexity of applying the new standard. The new revenue recognition ASU allows full retrospective or modified retrospective adoption. Early adoption is permitted as of fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. The Company is currently assessing the transition method and effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 2 — Inventories
The following table summarizes the components of inventory:

	June 30, 2016	December 31, 2015
Raw materials and supplies	$76,831	$76,680
Work in process	32,331	33,721
Finished goods	82,519	88,901
Total inventories, net	$191,681	$199,302
The allowances for excess and obsolete inventory totaled $8,197 and $11,269 at June 30, 2016 and December 31, 2015, respectively.
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
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at December 31, 2015	$27,873	$165,940	$24,577	$218,390
Foreign currency translation adjustments and other	—	600	—	600
Balance at June 30, 2016	$27,873	$166,540	$24,577	$218,990

Accumulated goodwill impairment loss	$64,603	$—	$131,243	$195,846

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill)(1)(2):

	June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	$8,575	$(3,020)	$8,530	$(2,660)
Patents	6,879	(6,184)	7,770	(6,753)
Trademarks and trade names	5,060	(2,055)	10,052	(6,886)
Customer relationships	125,363	(82,436)	138,223	(90,180)
Land use rights	13,233	(767)	13,484	(567)
Total finite-lived intangible assets	$159,110	$(94,462)	$178,059	$(107,046)
Indefinite-lived intangible assets:
Trademarks and trade names	$35,691		$35,701
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

(2)	The Company amortizes certain identifiable intangible assets mainly on a straight-line basis over their estimated useful lives, which range from one to 50 years.
Expense for intangible assets subject to amortization was $3,116 and $4,123 for the three months ended June 30, 2016 and 2015, respectively. Expense for intangible assets subject to amortization was $6,244 and $8,527 for the six months ended June 30, 2016 and 2015, respectively. The Company estimates amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2016	$11,200
2017	10,700
2018	10,000
2019	9,800
2020	8,300
Government Grants
The Company received $612 in government grants during the second quarter of 2016. During 2015, we received $8,650 in government grants. The government grants are related to property, plant and equipment and land use rights related to the expansion in China. The grants are recorded in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets and recognized into income over the useful life of the associated assets (10 to 50 years). At June 30, 2016, $421 and $8,287 was recorded in other current liabilities and other long-term liabilities, respectively, related to the government grants. At December 31, 2015, $368 and $8,133 was recorded in other current liabilities and other long-term liabilities, respectively, related to the government grants.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2016
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
Upon issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885, which was recorded as long-term debt, and an equity component of $79,115, which was initially recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represented the Company’s interest rate for similar debt instruments at that time without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. At June 30, 2016 and December 31, 2015, the carrying amount of the liability component was $221,752 less debt issuance costs of $1,481 and $215,634 less debt issuance costs of $1,836, respectively, and the unamortized debt discount of the Convertible Notes was $28,248 and $34,366, respectively.
For the three months ended June 30, 2016 and 2015, interest expense for the Convertible Notes was $4,339 and $4,105, respectively, which included $3,089 and $2,855 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $1,250 of 2.0% cash interest for both periods. For the six months ended June 30, 2016 and 2015, interest expense for the Convertible Notes was $8,618 and $8,154, respectively, which included $6,118 and $5,654 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $2,500 of 2.0% cash interest for both periods. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277, with $2,303 recorded as a reduction in additional paid-in-capital. The remaining balance of $4,974 is being amortized over the term of the Convertible Notes. For the three months ended June 30, 2016 and 2015, total expense associated with the amortization of these debt issuance costs was $178 for both periods. For the six months ended June 30, 2016 and 2015, total expense associated with the amortization of these debt issuance costs was $355 and $356, respectively.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

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
The Company reassesses the convertibility of the Convertible Notes and the related balance sheet classification on a quarterly basis. At the end of the second quarter of 2016, events for early conversion were not met, and thus the Convertible Notes were not convertible as of and for the fiscal quarter beginning July 1, 2016.
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
The Company recorded $2,869 in deferred debt issuance costs associated with the SSRCF which are being amortized over the five-year term of the SSRCF. For the three months ended June 30, 2016 and 2015, total expense associated with the amortization of these debt issuance costs was $143 for both periods. For the six months ended June 30, 2016 and 2015, the related financing costs amortization was $287 and $291, respectively.
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
Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the Convertible Notes outstanding six months prior to the maturity date of the Convertible Notes and when holders of the Convertible Notes have the option to require the Company to repurchase the Convertible Notes, a maximum leverage ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0. The required leverage ratio can be relaxed on up to two occasions, upon notification to the lenders, to 3.75 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100,000 or greater. The SSRCF contains a number of other customary covenants including, but not limited to, restrictions on the Company’s

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At June 30, 2016, the Company was in compliance with all covenants.
As of June 30, 2016, there were no borrowings outstanding under the SSRCF. The Company had $37,030 in letters of credit and bank guarantees supported by the SSRCF, which had availability of $412,970 at June 30, 2016. The obligations under the SSRCF are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the SSRCF) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7,540) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC, Chengdu or Wuxi under the China Facilities are guaranteed by the Company. At June 30, 2016, Wuxi had 5.0 million Chinese yuan (equivalent to $754) outstanding under the revolving line, bearing interest at 4.6% on a weighted-average basis. At June 30, 2016, CCESC and Wuxi had 7.8 million Chinese yuan (equivalent to $1,175) and 0.7 million Chinese yuan (equivalent to $101) in bank guarantees, respectively.
CCDEC maintains an unsecured credit facility whereby CCDEC may borrow up to 40.0 million Chinese yuan (equivalent to $6,032) for working capital purposes. This credit facility was effective until June 30, 2016. At June 30, 2016 there was 35.0 million Chinese yuan (equivalent to $5,278) outstanding under this facility, bearing interest at 4.35%. CCDEC has negotiated terms to replace the expired credit facility but awaits finalization. The outstanding balance of 35.0 million Chinese yuan is not impacted.
CCESC maintains an unsecured credit facility whereby CCESC may borrow up to 30.0 million Chinese yuan (equivalent to $4,524) for working capital and bank guarantee purposes. This credit facility was effective until June 30, 2016. There were no borrowings under this facility at June 30, 2016. CCESC has negotiated terms to replace the expired credit facility but awaits finalization.
CCESC entered into a term loan during the second quarter of 2016. The term loan is secured by CCESC’s facilities assets and allows for up to 86.6 million Chinese yuan (equivalent to $13,063) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At June 30, 2016 there was 76.6 million Chinese yuan (equivalent to $11,555) outstanding on this loan, bearing interest at 5.4%.
Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 135.0 million Czech koruna (equivalent to $5,524) and two secured credit facilities with capacity of up to 7.0 million euros (equivalent to $7,771). All four facilities allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under three of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit and under one facility Ferox must pay the letter of credit and guarantee fees equal to 0.90%. Ferox’s land, buildings and cash collateral secure the credit facilities. As of June 30, 2016, there were bank guarantees of 122.0 million Czech koruna (equivalent to $4,991) supported by the Ferox credit facilities.
Chart Luxembourg maintains an overdraft facility with $5,000 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of June 30, 2016.
Fair Value Disclosures
The fair value of the Convertible Notes was approximately 94% of their par value and approximately 88% of their par value as of June 30, 2016 and December 31, 2015, respectively. The Convertible Notes are actively quoted instruments and, accordingly, the fair value of the Convertible Notes was determined using Level 1 inputs as defined in Note 8.
NOTE 5 — Derivative Financial Instruments
The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency risk that exists as part of its ongoing business operations. Derivative instruments are entered into for periods consistent with related

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

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
The changes in fair value with respect to the Company’s foreign currency forward contracts generated net gains of $50 and $502 for the three months ended June 30, 2016 and 2015, respectively. The change in fair value with respect to the Company’s foreign currency forward contracts generated a net loss of $98 and a net gain of $2,997 for the six months ended June 30, 2016 and 2015, respectively.
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
The following table represents changes in the Company’s consolidated warranty reserve:

Balance at December 31, 2015	$20,975
Warranty expense	4,199
Warranty usage	(6,728)
Balance at June 30, 2016	$18,446
NOTE 7 — Business Combinations
Thermax Acquisition
On July 1, 2015, the Company acquired 100% of the equity interests of Thermax, Inc. (“Thermax”) for an estimated purchase price of $29,687 after working capital adjustments, of which $24,197 was paid at closing (net of $2,307 in cash acquired). The purchase price was subject to post-closing adjustments. As a result of these post-closing adjustments, the final working capital adjustment of $1,383 was paid during the second quarter of 2016. The remainder of the purchase price represents the estimated fair value of the contingent consideration to be paid over four years based on the achievement of certain earnings targets. The fair value of the net assets acquired and goodwill at the date of acquisition was $19,332 and $10,355, respectively. Net assets includes $10,000 in intangible assets, which consists of customer relationships, unpatented technology and trademarks and trade names.
Thermax, headquartered in Dartmouth, Massachusetts, designs and sells cryogenic fluid vaporizers and other ambient and powered vaporizer products utilized in industrial gas, petrochemical, and liquefied natural gas (“LNG”) applications. Thermax’s results are included in the Company’s D&S business segment from the date of acquisition.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

Contingent Consideration
The estimated fair value of contingent consideration relating to the Thermax acquisition was $1,800 at the date of acquisition and was valued according to a discounted cash flow model, which includes assumptions regarding the probability of achieving certain earnings targets and a discount rate applied to the potential payments. Potential payments may be paid between July 1, 2017 and July 1, 2019 based on the attainment of certain earnings targets. The potential payments related to Thermax contingent consideration is between $0 and $11,288. During the three and six months ended June 30, 2016, the Company made no contingent consideration payments related to Thermax. The fair value of the Thermax contingent consideration at June 30, 2016 was $1,808. For the three and six months ended June 30, 2016, the estimated fair value of contingent consideration related to Thermax increased by $47.

Balance at December 31, 2015	$1,761
Increase in fair value of contingent consideration liabilities	47
Balance at June 30, 2016	$1,808
The potential contingent consideration related to a prior BioMedical segment acquisition expired at the end of March 2016 with no additional payment. During the three months ended June 30, 2015, the Company made a $611 contingent consideration payment related to the BioMedical segment. For the six months ended June 30, 2015, the fair value of contingent consideration related to the BioMedical segment decreased by $463.
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
Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company’s condensed consolidated balance sheets are as follows:

	June 30, 2016
	Total	Level 2	Level 3
Foreign currency forward contracts	$80	$80	$—
Total financial assets	$80	$80	$—

Foreign currency forward contracts	$58	$58	$—
Contingent consideration liabilities	1,808	—	1,808
Total financial liabilities	$1,866	$58	$1,808

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2016
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
NOTE 9 — Equity
Accumulated Other Comprehensive (Loss) Income
The following tables represent changes in accumulated other comprehensive (loss) income by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at March 31, 2016	$(6,283)	$(12,141)	$(18,424)
Other comprehensive loss	(6,223)	—	(6,223)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $135 (1)	—	249	249
Net current-period other comprehensive (loss) income, net of taxes	(6,223)	249	(5,974)
Balance at June 30, 2016	$(12,506)	$(11,892)	$(24,398)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at March 31, 2015	$(4,240)	$(12,262)	$(16,502)
Other comprehensive income	2,428	—	2,428
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $124 (1)	—	233	233
Net current-period other comprehensive income, net of taxes	2,428	233	2,661
Balance at June 30, 2015	$(1,812)	$(12,029)	$(13,841)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at December 31, 2015	$(12,513)	$(12,391)	$(24,904)
Other comprehensive income	7	—	7
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $269 (2)	—	499	499
Net current-period other comprehensive income, net of taxes	7	499	506
Balance at June 30, 2016	$(12,506)	$(11,892)	$(24,398)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at December 31, 2014	$3,808	$(12,494)	$(8,686)
Other comprehensive loss	(5,620)	—	(5,620)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $249 (2)	—	465	465
Net current-period other comprehensive (loss) income, net of taxes	(5,620)	465	(5,155)
Balance at June 30, 2015	$(1,812)	$(12,029)	$(13,841)
_______________

(1)
Amounts reclassified from accumulated other comprehensive (loss) income were expensed and included in cost of sales ($151 and $141 for the three months ended June 30, 2016 and 2015, respectively) and selling, general and administrative expenses ($233 and $216 for the three months ended June 30, 2016 and 2015, respectively) in the condensed consolidated statements of operations and comprehensive income (loss). The components in accumulated other comprehensive (loss) income are included in the computation of net periodic pension expense (income) as reported in Note 11.

(2)
Amounts reclassified from accumulated other comprehensive (loss) income were expensed and included in cost of sales ($302 and $281 for the six months ended June 30, 2016 and 2015, respectively) and selling, general and administrative expenses ($466 and $433 for the six months ended June 30, 2016 and 2015, respectively) in the condensed consolidated statements of operations and comprehensive income (loss). The components in accumulated other comprehensive income (loss) are included in the computation of net periodic pension expense (income) as reported in Note 11.

Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to Chart Industries, Inc.	$21,153	$17,157	$16,502	$22,403
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.69	$0.56	$0.54	$0.73
Diluted	$0.68	$0.56	$0.53	$0.73

Weighted average number of common shares outstanding — basic	30,582	30,495	30,575	30,481
Incremental shares issuable upon assumed conversion and exercise of share-based awards	357	240	329	212
Weighted average number of common shares outstanding — diluted	30,939	30,735	30,904	30,693
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Share-based awards	525	160	763	188
Warrants	3,368	3,368	3,368	3,368
Total anti-dilutive securities	3,893	3,528	4,131	3,556

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 10 — Income Taxes
The effective income tax rate of 35.9% and 42.6% for the three and six months ended June 30, 2016 differed from the U.S. federal statutory rate of 35% primarily due to losses incurred by certain of the Company’s Chinese operations for which no benefit was recorded. The effective income tax rate of 28.7% and 29.2% for the three and six months ended June 30, 2015 differed from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company’s international entities operating in lower taxed jurisdictions.
As of June 30, 2016, the Company has recorded a $1,024 liability for gross unrecognized tax benefits. This amount includes $714 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2016, the Company had accrued approximately $139 for the payment of interest and penalties.
NOTE 11 — Employee Benefit Plans
The Company has a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation. The following table represents the components of net periodic pension expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest cost	$571	$571	$1,142	$1,143
Expected return on plan assets	(697)	(800)	(1,394)	(1,599)
Amortization of net loss	384	357	768	714
Total net periodic pension expense	$258	$128	$516	$258
NOTE 12 — Share-based Compensation
During the six months ended June 30, 2016, the Company granted 504 stock options, 261 restricted stock units and 58 performance units, while non-employee directors received 17 stock awards with a fair value of $341. During the six months ended June 30, 2016, participants in the Company’s stock option plans exercised options to purchase 1 shares of the Company’s common stock, while 48 stock options were forfeited and 37 stock options expired.
Stock options generally vest ratably over a four-year vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period, and performance units and leveraged restricted share units generally vest at the end of a three-year performance period based on the achievement of certain performance conditions. During the six months ended June 30, 2016, 75 restricted stock and restricted stock units vested while 23 shares of restricted stock and restricted stock units were forfeited. Also, during the six months ended June 30, 2016, 39 performance units vested while 6 performance units were forfeited. Additionally, during the six months ended June 30, 2016, 14 leveraged restricted share units vested.
Share-based compensation expense was $1,651 and $2,034 for the three months ended June 30, 2016 and 2015, respectively. Share-based compensation expense was $7,188 and $7,786 for the six months ended June 30, 2016, and 2015, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2016, total share-based compensation of $7,870 is expected to be recognized over the weighted-average period of approximately 2.2 years.
NOTE 13 — Restructuring Activities
Due to economic conditions, including low energy prices and global competition, the Company implemented a number of cost reduction or avoidance actions during 2015 and 2016, including headcount reductions. During the three and six months ended June 30, 2016, the Company incurred severance and other restructuring charges of $1,989 and $5,681 associated with headcount reductions in all of its segments. These charges were recorded in cost of sales ($981 and $3,342 for the three and six months ended June 30, 2016) and selling, general, and administrative expenses ($1,008 and $2,339 for the three and six months ended June 30, 2016). The Company currently expects additional severance charges in the remaining six months of 2016 to be approximately $500, but further actions may be required based on future business conditions.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

During 2015, Chart announced its intention to close certain D&S leased facilities.  These closures were cost reduction measures in response to lower orders within D&S.  Total cost incurred during 2015 related to these closures was $4,810. For the three and six months ended June 30, 2015, charges incurred related to these closures were $800 and $1,300, respectively, and included lease exit costs, long-lived asset impairments, and other miscellaneous costs. The majority of these costs were included in cost of sales in the condensed consolidated statements of operations and comprehensive income (loss). The remaining accrual for the facility restructuring costs within D&S as of June 30, 2016 was $2,660. These costs are expected to be paid out over the terms of the associated leases which are expected to end in 2023.
The following tables summarize the Company’s restructuring activities for the three and six months ended June 30, 2016:

	Three Months Ended June 30,
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of March 31, 2016	$544	$5,254	$474	$1,075	$7,347
Restructuring charges	381	1,571	37	—	1,989
Cash payments and other	(381)	(2,029)	(143)	(799)	(3,352)
Balance as of June 30, 2016	$544	$4,796	$368	$276	$5,984

	Six Months Ended June 30,
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of January 1, 2016	$1,106	$3,446	$430	$850	$5,832
Restructuring charges	662	3,764	521	734	5,681
Cash payments and other	(1,224)	(2,414)	(583)	(1,308)	(5,529)
Balance as of June 30, 2016	$544	$4,796	$368	$276	$5,984

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2016
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
The following table represents information for the Company’s reportable segments and its corporate function:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales
Energy & Chemicals	$61,195	$91,339	$99,154	$178,809
Distribution & Storage	129,600	121,813	237,097	226,884
BioMedical	56,300	57,100	104,601	109,664
Consolidated	$247,095	$270,252	$440,852	$515,357
Operating Income (Loss) (1)
Energy & Chemicals	$22,124	$19,540	$19,926	$34,831
Distribution & Storage	13,005	10,845	22,835	21,157
BioMedical	10,552	6,000	17,204	9,236
Corporate	(10,742)	(11,256)	(24,989)	(25,138)
Consolidated	$34,939	$25,129	$34,976	$40,086
_______________

(1)
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
Sales for the six months ended June 30, 2016 were $440.9 million compared to sales of $515.4 million for the six months ended June 30, 2015, reflecting a decrease of $74.5 million, or 14.5%. This decrease was mainly attributable to lower sales in our E&C segment across all product lines given continued challenging energy market conditions. Gross profit for the six months ended June 30, 2016 was $139.7 million, or 31.7% of sales, as compared to $147.4 million, or 28.6% of sales, for the six months ended June 30, 2015. Gross profit decreased during the first half of 2016 mainly due to lower throughput and highly competitive markets within our E&C segment partially offset by improved product mix in our Biomedical segment. The related gross margin percentage increased mainly due to improved project mix within our E&C segment which included multiple high margin short lead-time replacement equipment projects in addition to contract expiration fees during the second quarter of 2016. Severance expenses of $5.6 million related to restructuring activities were recorded in the first half of 2016 in cost of goods sold ($3.3 million) and selling, general and administrative expenses ($2.3 million) as a result of our cost reduction initiatives. Operating income for the six months ended June 30, 2016 was $35.0 million compared to $40.1 million for the six months ended June 30, 2015, for the reasons discussed above.
As previously disclosed, low energy prices continue to delay upstream LNG opportunities, which has negatively impacted our sales and order trends, particularly in the E&C segment. In addition, macroeconomic headwinds and global competition continue to put pressure on pricing generally. Due to the uncertainty surrounding the price of oil and its impact on natural gas projects and our business, we continue to face challenges in the timing of orders. We have continued to reduce our cost structure in light of the downturn in the markets we serve. We are closely monitoring our end markets and order rates and will continue to take appropriate and timely actions as necessary.

The following table represents selected financial data for our operating segments for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales
Energy & Chemicals	$61,195	$91,339	$99,154	$178,809
Distribution & Storage	129,600	121,813	237,097	226,884
BioMedical	56,300	57,100	104,601	109,664
Consolidated	$247,095	$270,252	$440,852	$515,357
Gross Profit
Energy & Chemicals	$31,873	$27,680	$37,344	$52,543
Distribution & Storage	33,230	28,485	62,645	58,533
BioMedical	21,848	18,715	39,663	36,327
Consolidated	$86,951	$74,880	$139,652	$147,403
Gross Profit Margin
Energy & Chemicals	52.1%	30.3%	37.7%	29.4%
Distribution & Storage	25.6%	23.4%	26.4%	25.8%
BioMedical	38.8%	32.8%	37.9%	33.1%
Consolidated	35.2%	27.7%	31.7%	28.6%
SG&A Expenses (1)
Energy & Chemicals	$9,180	$7,442	$16,245	$16,315
Distribution & Storage	18,596	16,400	36,539	34,832
BioMedical	10,388	10,550	20,687	22,544
Corporate	10,732	11,236	24,961	25,099
Consolidated	$48,896	$45,628	$98,432	$98,790
SG&A Expenses (% of Sales)
Energy & Chemicals	15.0%	8.1%	16.4%	9.1%
Distribution & Storage	14.3%	13.5%	15.4%	15.4%
BioMedical	18.5%	18.5%	19.8%	20.6%
Consolidated	19.8%	16.9%	22.3%	19.2%
Operating Income (Loss)
Energy & Chemicals	$22,124	$19,540	$19,926	$34,831
Distribution & Storage	13,005	10,845	22,835	21,157
BioMedical	10,552	6,000	17,204	9,236
Corporate	(10,742)	(11,256)	(24,989)	(25,138)
Consolidated	$34,939	$25,129	$34,976	$40,086
Operating Margin
Energy & Chemicals	36.2%	21.4%	20.1%	19.5%
Distribution & Storage	10.0%	8.9%	9.6%	9.3%
BioMedical	18.7%	10.5%	16.4%	8.4%
Consolidated	14.1%	9.3%	7.9%	7.8%
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

Results of Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Sales
Sales for the three months ended June 30, 2016 were $247.1 million compared to $270.3 million for the three months ended June 30, 2015, reflecting a decrease of $23.2 million, or 8.6%.
E&C segment sales decreased by $30.1 million, or 33.0%, compared to the prior-year period. This reduction was due to a $22.3 million decrease within LNG applications and an $8.1 million decrease within natural gas processing (including petrochemical) applications. Low energy prices have the most pronounced impact on our E&C segment. Additionally, our E&C segment completed several major projects in 2015 that are not currently expected to recur in 2016 as customers delay or defer large projects.
D&S segment sales increased by $7.8 million, or 6.4%, compared to the prior-year period, mainly attributable to a $7.5 million increase within bulk industrial gas applications and a $4.4 million increase within LNG applications globally. These increases were partially offset by a $4.1 million decrease related to packaged gas industrial applications, particularly in China. Continued weakness in China was offset by improved sales in the U.S. and Europe compared to the second quarter of 2015.
BioMedical segment sales decreased by $0.8 million, or 1.4%, compared to the prior-year period. The overall decrease was driven by a $1.9 million decrease in commercial oxygen generation systems sales, and a $0.7 million decrease in respiratory therapy equipment sales. These decreases were partially offset by an increase in life sciences sales of $1.8 million during the quarter as a result of higher sales in Europe and Asia.
Gross Profit and Margin
Gross profit for the three months ended June 30, 2016 was $87.0 million, or 35.2% of sales, versus $74.9 million, or 27.7% of sales for the three months ended June 30, 2015, which reflected an increase of $12.1 million, while the related margin percentage increased by 7.5 percentage points.
E&C segment gross profit increased by $4.2 million and the related margin increased by 21.8 percentage points. The current period quarter included multiple high margin short lead-time replacement equipment projects, as E&C mobilized resources to meet customer needs, in addition to contract expiration fees which contributed approximately $31 million of gross profit in the quarter.
D&S segment gross profit increased by $4.8 million, and the related margin increased by 2.2 percentage points primarily due to higher volume in LNG applications and bulk industrial gas applications along with lower restructuring-related costs compared to the prior-year period. These favorable impacts were partially offset by increased warranty expense, particularly in Asia.
BioMedical segment gross profit increased by $3.1 million, and the related margin increased by 6.0 percentage points compared to the prior-year period, primarily due to favorable product mix and lower warranty expenses. The BioMedical segment’s warranty expense as a percent of sales was 1.5% during the three months ended June 30, 2016 compared to 4.2% in the prior-year quarter. Warranty expense has decreased due to product mix as well as lower expected return rates on certain products. We continue to pursue recovery for breaches of representations and warranties related to warranty costs for certain product lines acquired from AirSep Corporation (“AirSep”) in 2012 under our representation and warranty insurance coverage that exists from the acquisition.
Selling, General & Administrative Expenses (“SG&A”)
SG&A expenses for the three months ended June 30, 2016 were $48.9 million, or 19.8% of sales, compared to $45.6 million, or 16.9% of sales, for the three months ended June 30, 2015, representing an increase of $3.3 million. SG&A expenses related to restructuring activities for the three months ended June 30, 2016 included $1.0 million in severance costs compared to $0.3 million in severance costs for the three months ended June 30, 2015.
Beginning in 2016, we allocate share-based compensation expense to each operating segment and maintain share-based compensation expense related to Corporate employees at Corporate. Prior to 2016, all share-based compensation expense was recorded at Corporate. Reclassifications from Corporate to the operating segments have been made to the 2015 SG&A to conform to the 2016 presentation.
SG&A expenses were higher for the three months ended June 30, 2016 compared to the prior-year quarter primarily due to higher variable short-term incentive compensation which is up and accelerated due to strong operating income in the quarter, higher severance costs and increased bad debt expense. These increases were partially offset by reduced employee costs, lower costs related to outside professional services and lower travel and entertainment expenses.
E&C segment SG&A expenses increased by $1.8 million compared to the prior-year period mainly due to higher variable short-term incentive compensation and bad debt expense. This was partially offset by lower employee costs due to headcount reductions.

D&S segment SG&A expenses increased by $2.2 million compared to the prior-year period primarily due to increased restructuring related expenses, higher bad debt expense and higher variable short-term incentive compensation. These increases were partially offset by lower costs related to outside professional services, lower travel and entertainment expenses, and lower employee costs due to headcount reductions.
BioMedical segment SG&A expenses decreased by $0.2 million compared to the prior-year period primarily due to lower restructuring related expenses, lower employee costs due to headcount reductions and lower commission expense partially offset by increased bad debt expense, higher variable short-term incentive compensation and severance charges.
Corporate SG&A expenses decreased by $0.5 million compared to the prior-year period mainly due to lower employee costs due to headcount reductions and lower costs related to outside professional services. This was partially offset by higher variable short-term incentive compensation.
Amortization Expense
Amortization expense decreased $1.0 million compared to the prior-year period primarily due to the impact of intangible assets that were written off in the fourth quarter of 2015.
Operating Income
As a result of the foregoing, operating income for the three months ended June 30, 2016 was $34.9 million, an increase of $9.8 million, or 14.1% of sales, compared to operating income of $25.1 million, or 9.3% of sales, for the same period in 2015.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended June 30, 2016 and 2015 was $4.2 million and $4.0 million, respectively. Interest expense for the three months ended June 30, 2016 included $1.3 million of 2.0% cash interest and $3.1 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For each of the three months ended June 30, 2016 and 2015, financing costs amortization was $0.3 million.
Foreign Currency (Gain) Loss
For the three months ended June 30, 2016, foreign currency gains were $0.1 million compared to gains of $3.1 million for the three months ended June 30, 2015. Gains decreased by $3.0 million during the three months ended June 30, 2016 due to reduced exchange rate volatility compared to the prior-year quarter.
Income Tax Expense
Income tax expense of $11.0 million and $6.9 million for the three months ended June 30, 2016 and 2015, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 35.9% and 28.7%, respectively. The increase in the effective income tax rate was primarily due to losses incurred by certain of our Chinese operations for which no benefit was recorded.
Net Income
As a result of the foregoing, net income attributable to the Company for the three months ended June 30, 2016 and 2015 was $21.2 million and $17.2 million, respectively.
Results of Operations for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Sales
Sales for the six months ended June 30, 2016 were $440.9 million compared to $515.4 million for the six months ended June 30, 2015, reflecting a decrease of $74.5 million, or 14.5%.
E&C segment sales decreased by $79.6 million, or 44.5%, compared to the prior-year period. This reduction was due to lower sales of LNG applications of $44.5 million, a $34.0 million decrease within natural gas processing (including petrochemical) applications and a decline in industrial gas applications of $1.1 million. Low energy prices have the most pronounced impact on our E&C segment. Additionally, our E&C segment completed several major projects in 2015 that are not currently expected to recur in 2016 as customers’ delay or defer large projects.
D&S segment sales increased by $10.2 million, or 4.5%, compared to the prior-year period, mainly attributable to a $14.5 million increase within bulk industrial gas applications and a $2.8 million increase within LNG applications. This increase was partially offset by a $7.1 million decrease related to packaged gas industrial applications. Continued weakness in China was offset by improved sales in Europe and the U.S. compared to the first half of 2015.
BioMedical segment sales decreased by $5.1 million, or 4.6%, compared to the prior-year period. This decrease was largely driven by a $5.2 million decrease in U.S. respiratory therapy equipment sales and a decrease in commercial oxygen generation systems of $3.5 million, primarily attributable to Asia. These decreases were partially offset by an increase in life sciences of $3.6 million during the first half of 2016.
Gross Profit and Margin
Gross profit for the six months ended June 30, 2016 was $139.7 million, or 31.7% of sales, versus $147.4 million, or 28.6% of sales for the six months ended June 30, 2015, which reflected a decrease of $7.7 million, while the related margin percentage increased by 3.1% percentage points.
E&C segment gross profit decreased by $15.2 million mainly due to decreased volume within industrial gas and natural gas processing applications, along with decreased volume within LNG applications related to process systems. Margin increased by 8.3% percentage points compared to the prior-year period primarily due to multiple high margin short lead-time replacement equipment projects, as E&C mobilized resources to meet customer needs, in addition to contract expiration fees.
D&S segment gross profit increased by $4.1 million, and the related margin increased by 0.6% percentage points primarily due to higher volume in LNG applications and bulk industrial gas applications. The finalization of an insurance claim during the first quarter of 2016 positively impacted gross margin by approximately $1.0 million. These increases are partially offset by severance costs of $2.3 million that are reflected in cost of sales which equates to a 1.0% gross margin impact, along with unfavorable product mix and higher warranty expense, particularly in Asia.
BioMedical segment gross profit increased by $3.4 million, and the related margin increased by 4.8% percentage points compared to the prior-year period, primarily due to favorable product mix and lower warranty expense. The BioMedical segment’s warranty expense as a percent of sales was 1.8% during the six months ended June 30, 2016 compared to 4.1% in the prior-year period. Warranty expense has decreased due to product mix as well as lower expected return rates on certain products. We continue to pursue recovery for breaches of representations and warranties related to warranty costs for certain product lines acquired from AirSep in 2012 under our representation and warranty insurance coverage that exists from the acquisition.
SG&A
SG&A expenses for the six months ended June 30, 2016 were $98.4 million, or 22.3% of sales, compared to $98.8 million, or 19.2% of sales, for the six months ended June 30, 2015, representing a decrease of $0.4 million. SG&A expenses related to restructuring activities for the six months ended June 30, 2016 included $2.3 million in severance costs compared to $0.6 million in severance costs for the six months ended June 30, 2015.
Beginning in 2016, we allocate share-based compensation expense to each operating segment and maintain share-based compensation expense related to Corporate employees at Corporate. Prior to 2016, all share-based compensation expense was recorded at Corporate. Reclassifications from Corporate to the operating segments have been made to 2015 SG&A to conform to the 2016 presentation. Share-based compensation expense of $7.2 million for the six months ended June 30, 2016 includes the acceleration of expense based on retirement eligibility provisions as a greater mix of share-based awards satisfied these provisions during the first half of 2016. We currently estimate the full year share-based compensation expense to be approximately $10.8 million.
SG&A expenses remained flat compared to the first half of 2015. There were decreased employee costs due to lower headcount, lower costs related to outside professional services, travel and entertainment, marketing and commission expense. These decreases were offset by an increase in variable short-term incentive compensation, which was accelerated in the first half of the year due to strong operating income, higher restructuring-related expenses and higher bad debt expense compared to the six months ended June 30, 2015.
E&C segment SG&A expenses decreased by $0.1 million compared to the prior-year period mainly due to lower commission expense, lower costs related to outside professional services and reduced employee costs due to lower headcount, offset by increased bad debt expense, higher variable short-term incentive compensation and increased restructuring-related expenses.
D&S segment SG&A expenses increased by $1.7 million compared to the prior-year period. The increase is due to higher variable short-term incentive compensation, higher restructuring-related costs and increased bad debt expense which was partially offset by the impact of lower costs related to outside professional services, travel and entertainment, and employee costs due to headcount reductions.
BioMedical segment SG&A expenses decreased by $1.9 million compared to the prior-year period primarily due to lower employee costs due to headcount reductions, lower restructuring related expenses, and commission expense partially offset by higher variable short-term incentive compensation.

Corporate SG&A expenses decreased by $0.1 million compared to the prior-year period. Lower employee costs due to headcount reductions and lower costs related to outside professional services were largely offset by increased variable short-term incentive compensation expense and higher severance costs-related to cost reductions.
Amortization Expense
Amortization expense decreased $2.3 million compared to the prior-year period, with $1.8 million of the decrease due to the impact of intangible assets that were written off in the fourth quarter of 2015.
Operating Income
As a result of the foregoing, operating income for the six months ended June 30, 2016 was $35.0 million, a decrease of $5.1 million, or 7.9% of sales, compared to operating income of $40.1 million, or 7.8% of sales, for the same period in 2015.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the six months ended June 30, 2016 and 2015 was $8.3 million and $7.9 million, respectively. Interest expense for the six months ended June 30, 2016 included $2.5 million of 2.0% cash interest and $6.1 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For each of the six months ended June 30, 2016 and 2015, financing costs amortization was $0.6 million.
Foreign Currency (Gain) Loss
For the six months ended June 30, 2016, foreign currency losses were $0.1 million compared to foreign currency gains of $0.1 million for the six months ended June 30, 2015.
Income Tax Expense
Income tax expense of $11.1 million and $9.2 million for the six months ended June 30, 2016 and 2015, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 42.6% and 29.2%, respectively. The increase in the effective tax rate was primarily due to losses incurred by certain of our Chinese operations for which no benefit was recorded.
Net Income
As a result of the foregoing, net income attributable to the Company for the six months ended June 30, 2016 and 2015 was $16.5 million and $22.4 million, respectively.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company’s Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is the Company’s intention to settle any excess conversion value in shares of the Company’s common stock. However, the Company may elect to settle, at its discretion, any such excess value in cash, shares of the Company’s common stock or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of the Company’s common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share. At the end of the second quarter of 2016, events for early conversion were not met, and thus the Convertible Notes were not convertible as of, and for the fiscal quarter beginning July 1, 2016. There have been no conversions as of the date of this filing. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from cash balances or borrowings under its senior secured revolving credit facility.
Senior Secured Revolving Credit Facility: The Company has a five-year $450.0 million senior secured revolving credit facility (the “SSRCF”) which matures on October 29, 2019. The SSRCF includes a $25.0 million sub-limit for the issuance of swingline loans and a $100.0 million sub-limit to be used for letters of credit. There is a foreign currency limit of $100.0 million under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100.0 million made by the Company’s wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment

Company Limited. The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200.0 million in term loans or revolving credit commitments from its lenders. Loans under the SSRCF bear interest at LIBOR or the Adjusted Base Rate as defined in the Debt and Credit Arrangements note (Note 4) to our condensed consolidated financial statements included elsewhere in this report, plus a margin that varies with the Company’s leverage ratio. Significant financial covenants for the SSRCF include a leverage ratio and an interest ratio. As of June 30, 2016, there were no borrowings outstanding under the SSRCF. The Company had $37.0 million in letters of credit and bank guarantees supported by the SSRCF, which had availability of $413.0 million, at June 30, 2016. The Company was in compliance with all covenants, including its financial covenants, at June 30, 2016.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7.5 million) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC, Chengdu or Wuxi under the China Facilities are guaranteed by the Company. At June 30, 2016, Wuxi had 5.0 million Chinese yuan (equivalent to $0.8 million) outstanding under the revolving line, bearing interest at 4.6% on a weighted-average basis. At June 30, 2016, CCESC and Wuxi had 7.8 million Chinese yuan (equivalent to $1.2 million) and 0.7 million Chinese yuan (equivalent to $0.1 million) in bank guarantees, respectively.
CCDEC maintains an unsecured credit facility whereby CCDEC may borrow up to 40.0 million Chinese yuan (equivalent to $6.0 million) for working capital purposes. This credit facility was effective until June 30, 2016. At June 30, 2016 there was 35.0 million Chinese yuan (equivalent to $5.3 million) outstanding under this facility, bearing interest at 4.35%. CCDEC has negotiated terms to replace the expired credit facility but awaits finalization. The outstanding balance of 35.0 million Chinese yuan is not impacted.
CCESC maintains an unsecured credit facility whereby CCESC may borrow up to 30.0 million Chinese yuan (equivalent to $4.5 million) for working capital and bank guarantee purposes. This credit facility was effective until June 30, 2016. There were no borrowings under this facility at June 30, 2016. CCESC has negotiated terms to replace the expired credit facility but awaits finalization.
CCESC entered into a term loan during the second quarter of 2016. The term loan is secured by CCESC’s facilities assets and allows for up to 86.6 million Chinese yuan (equivalent to $13.1 million) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At June 30, 2016 there was 76.6 million Chinese yuan (equivalent to $11.6 million) outstanding on this loan, bearing interest at 5.4%.
Foreign Facilities – Europe: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains two secured credit facilities with capacity of up to 135.0 million Czech koruna (equivalent to $5.5 million) and two secured credit facilities with capacity of up to 7.0 million euros (equivalent to $7.8 million). All four facilities allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under three of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit and under one facility Ferox must pay the letter of credit and guarantee fees equal to 0.90%. Ferox’s land, buildings and cash collateral secure the credit facilities. As of June 30, 2016, there were bank guarantees of 122.0 million Czech koruna (equivalent to $5.0 million) supported by the Ferox credit facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 million in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of June 30, 2016.
Our debt and related covenants are further described in the Debt and Credit Arrangements note (Note 4) to our condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $213.2 million at June 30, 2016, an increase of $89.5 million from the balance at December 31, 2015. Our foreign subsidiaries held cash of approximately $61.1 million and $71.9 million at June 30, 2016 and December 31, 2015, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our SSRCF and cash provided by operations will be sufficient to finance our normal working capital needs, acquisitions, and investments in properties, facilities and equipment for the foreseeable future.

Cash provided by operating activities was $86.8 million for the six months ended June 30, 2016 compared to $8.0 million of cash provided by operating activities for the six months ended June 30, 2015. The increase in cash provided by operations is largely due to improvements in working capital, including greater cash collections during the first half of 2016, and reductions in inventory, partially offset by reduced accounts payable.
Cash used in investing activities was $10.2 million and $35.6 million for the six months ended June 30, 2016 and 2015, respectively. Capital expenditures and payments for land use rights in 2015 were largely attributed to the D&S segment’s capacity expansion project in China.
Cash provided by financing activities was $11.1 million for the six months ended June 30, 2016 and $10.6 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, we borrowed 111.6 million Chinese yuan (equivalent to $17.0 million) and repaid 35.0 million Chinese yuan (equivalent to $5.3 million) on our China Facilities. We used $0.6 million for the purchase of common stock which was surrendered to cover tax withholding elections during the six months ended June 30, 2016.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2016. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We may repurchase our Convertible Notes on the open market from time to time to the extent permitted by our debt covenants with available cash. To the extent that we repurchase Convertible Notes, we would expect to enter into an agreement with each of the bank counterparties to our convertible note hedge, warrant and capped call agreements providing for the partial unwind of such agreements in a notional amount corresponding to the aggregate principal amount of Convertible Notes that we repurchase. We also continue to pursue cash recovery for breaches of representations and warranties related to warranty costs for certain product lines acquired from AirSep in 2012 under our representation and warranty insurance coverage that exists from the acquisition. We expect capital expenditures for the remaining six months of 2016 to be in the range of $15.0 to $20.0 million, which will be deployed primarily within our D&S segment for a capacity expansion project in China and our E&C operations located in Tulsa, Oklahoma for plant and equipment upgrades. For the remaining six months of 2016, we contemplate the use of approximately $13.0 to $15.0 million of cash to pay U.S. and foreign income taxes.

Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Backlog may be negatively impacted by ability or likelihood of customers to fulfill their obligations. Our backlog as of June 30, 2016 was $392.5 million compared to $382.4 million as of March 31, 2016.
The table below represents orders received and backlog by segment for the periods indicated (dollar amounts in thousands):

	Three Months Ended
	June 30, 2016	March 31, 2016
Orders
Energy & Chemicals	$53,016	$8,774
Distribution & Storage	156,030	139,376
BioMedical	61,221	51,109
Total	$270,267	$199,259

	As of
	June 30, 2016	March 31, 2016
Backlog
Energy & Chemicals	$114,562	$122,648
Distribution & Storage	252,502	239,978
BioMedical	25,433	19,819
Total	$392,497	$382,445
E&C orders for the three months ended June 30, 2016 were $53.0 million compared to $8.8 million for the three months ended March 31, 2016. E&C backlog totaled $114.6 million at June 30, 2016, compared to $122.6 million as of March 31, 2016. We experienced higher order activity in our E&C segment during the second quarter mainly due to short lead-time replacement equipment orders related to natural gas processing and petrochemical applications. Low energy prices continue to delay natural gas, petrochemical, and LNG-related opportunities and current market conditions reinforce a challenging outlook for project awards given the reduction in capital spending with our energy-related customers. Included in the E&C backlog is approximately $40 million related to the previously announced Magnolia LNG order where production release is delayed beyond 2016. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly year over year.
D&S orders for the three months ended June 30, 2016 were $156.0 million compared to $139.4 million for the three months ended March 31, 2016. The increase in D&S orders was mainly attributable to bulk industrial gas applications in the U.S. D&S backlog totaled $252.5 million at June 30, 2016 compared to $240.0 million as of March 31, 2016. Second quarter 2016 D&S backlog was reduced approximately $9.0 million related to orders received in China prior to the second quarter and cancelled during the three months ended June 30, 2016. We believe this was primarily due to the continued economic slowdown in China. Approximately 16% of the D&S backlog relates to China as of June 30, 2016.
BioMedical orders for the three months ended June 30, 2016 were $61.2 million compared to $51.1 million for the three months ended March 31, 2016. The increase in BioMedical orders was mainly attributable to respiratory therapy applications. BioMedical backlog at June 30, 2016 totaled $25.4 million compared to $19.8 million as of March 31, 2016.
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
Forward-Looking Statements
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A– “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:
•the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the loss of, or a significant reduction or delay in purchases by, our largest customers;

•	fluctuations in energy prices;

•	our ability to control our costs and successfully manage our operations;

•	the potential for negative developments in the natural gas industry related to hydraulic fracturing;

•	competition in our markets;

•	the impairment of our goodwill or other intangible assets;

•	governmental energy policies could change, or expected changes could fail to materialize;

•	degradation of our backlog as a result of modification or termination of orders;

•	the loss of key employees;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	economic downturns and deteriorating financial conditions;

•	our ability to manage our fixed-price contract exposure;

•	our reliance on the availability of key supplies and services;

•	fluctuations or adjustments in the Company’s effective tax rate;

•	changes in government health care regulations and reimbursement policies;

•	litigation and disputes involving us, including the extent of product liability, warranty, contract, employment, intellectual property and environmental claims asserted against us;

•	fluctuations in foreign currency exchange rates and interest rates;

•	general economic, political, business and market risks associated with our global operations;

•	our warranty reserves may not adequately cover our warranty obligations;

•	technological security threats and our reliance on information systems;

•	financial distress of third parties;

•	our ability to protect our intellectual property and know-how;

•	United States Food and Drug Administration and comparable foreign regulation of our products;

•	the pricing and availability of raw materials;

•	the cost of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	claims that our products or processes infringe intellectual property rights of others;

•	additional liabilities related to taxes;

•	our ability to continue our technical innovation in our product lines;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	increased government regulation;

•	the underfunded status of our pension plan;

•	the risk of potential violations of the Foreign Corrupt Practices Act;

•	disruptions in our operations due to severe weather;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	risks associated with our indebtedness, leverage and liquidity;

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
Interest Rate Risk: The Company’s primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. As of June 30, 2016, there were no borrowings outstanding under the SSRCF, thus, the Company believes that interest rate exposure is not a material risk to the Company at this time.
Foreign Currency Exchange Rate Risk: The Company operates in the United States, Asia, Australia, Europe and South America, creating exposure to foreign currency exchange fluctuations in the normal course of business which can impact our financial position, results of operations, cash flow and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the condensed consolidated statements of operations and comprehensive income (loss). Translation exposure is primarily with the euro, the Chinese yuan, and the Japanese yen. During the second quarter of 2016, both the euro and the Chinese yuan increased in relation to the U.S. dollar by 3% while the Japanese yen decreased by 8% in relation to the U.S. dollar. At June 30, 2016, a hypothetical further 10% strengthening of the U.S. dollar would not materially affect the Company’s financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the Norwegian krone, the Canadian dollar and the Chinese yuan. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the condensed consolidated statements of operations and comprehensive income (loss) as a component of foreign currency (gain) loss. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At June 30, 2016, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s outstanding foreign exchange forward contracts.
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
As of June 30, 2016, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2016	1,690	$22.37	—	$—
May 1 – 31, 2016	20	23.62	—	—
June 1 – 30, 2016	134	25.01	—	—
Total	1,844	$22.57	—	$—
During the second quarter of 2016, 1,844 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $41,600. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended June 30, 2016.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

10.1
Amendment No. 6, effective April 15, 2016, to the Employment Agreement dated February 26, 2008, by and between Registrant and Kenneth J. Webster (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-11442)) *

10.2
Employment agreement, dated April 15, 2016, by and between Registrant and Mary C. Cook (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-11442)) *

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

Chart Industries, Inc.
(Registrant)

Date:	July 28, 2016	By:	/s/ Kenneth J. Webster
Kenneth J. Webster
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)