Form 10-Q
period 2016-09-30
CHART INDUSTRIES INC
filed 2016-10-27
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
At October 24, 2016, there were 30,596,345 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$267,276	$123,708
Accounts receivable, less allowances of $7,890 and $6,965	132,556	183,514
Inventories, net	182,227	199,302
Unbilled contract revenue	19,621	59,283
Prepaid expenses	11,230	8,494
Other current assets	14,832	12,929
Total Current Assets	627,742	587,230
Property, plant and equipment, net	258,081	266,277
Goodwill	219,091	218,390
Identifiable intangible assets, net	96,913	106,714
Other assets	16,038	21,529
TOTAL ASSETS	$1,217,865	$1,200,140
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$65,737	$97,413
Customer advances and billings in excess of contract revenue	72,563	71,030
Accrued salaries, wages and benefits	35,993	33,886
Current portion of warranty reserve	13,523	15,341
Short-term debt and current portion of long-term debt	6,739	6,160
Other current liabilities	30,045	38,209
Total Current Liabilities	224,600	262,039
Long-term debt	232,079	213,798
Long-term deferred tax liabilities	8,723	5,146
Long-term portion of warranty reserve	3,732	5,634
Accrued pension liabilities	15,776	17,283
Other long-term liabilities	20,624	20,504
Total Liabilities	505,534	524,404

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 30,595,086 and 30,545,657 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	306	305
Additional paid-in capital	394,459	387,100
Retained earnings	339,618	308,091
Accumulated other comprehensive loss	(24,127)	(24,904)
Total Chart Industries, Inc. Shareholders’ Equity	710,256	670,592
Noncontrolling interests	2,075	5,144
Total Equity	712,331	675,736
TOTAL LIABILITIES AND EQUITY	$1,217,865	$1,200,140
The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$203,930	$264,047	$644,782	$779,404
Cost of sales	134,307	195,758	435,507	563,712
Gross profit	69,623	68,289	209,275	215,692
Selling, general and administrative expenses	45,430	48,108	143,862	146,898
Amortization	2,912	4,572	9,156	13,099
Asset impairment	1,217	—	1,217	—
Operating expenses	49,559	52,680	154,235	159,997
Operating income	20,064	15,609	55,040	55,695
Other expenses:
Interest expense, net	4,291	4,073	12,556	11,994
Financing costs amortization	321	322	963	969
Foreign currency loss	4	848	117	771
Other expenses, net	4,616	5,243	13,636	13,734
Income before income taxes	15,448	10,366	41,404	41,961
Income tax expense	1,764	6,095	12,829	15,333
Net income	13,684	4,271	28,575	26,628
Noncontrolling interests, net of taxes	(1,341)	(489)	(2,952)	(535)
Net income attributable to Chart Industries, Inc.	$15,025	$4,760	$31,527	$27,163
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.49	$0.16	$1.03	$0.89
Diluted	$0.48	$0.15	$1.02	$0.88
Weighted-average number of common shares outstanding:
Basic	30,585	30,498	30,578	30,487
Diluted	31,064	30,745	30,940	30,693

Comprehensive income (loss), net of taxes	$13,932	$(1,964)	$29,235	$15,243
Less: Comprehensive loss attributable to noncontrolling interests, net of taxes	(1,364)	(762)	(3,069)	(803)
Comprehensive income (loss) attributable to Chart Industries, Inc., net of taxes	$15,296	$(1,202)	$32,304	$16,046

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$28,575	$26,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,605	34,134
Asset impairment	1,217	1,556
Interest accretion of convertible notes discount	9,268	8,566
Employee share-based compensation expense	9,014	9,203
Financing costs amortization	963	969
Unrealized foreign currency transaction loss (gain)	318	(764)
Other non-cash operating activities	(390)	(136)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	55,706	17,269
Inventory	16,246	(8,073)
Unbilled contract revenues and other assets	38,721	13,170
Accounts payable and other liabilities	(43,393)	(36,524)
Customer advances and billings in excess of contract revenue	1,742	(11,573)
Net Cash Provided By Operating Activities	146,592	54,425
INVESTING ACTIVITIES
Capital expenditures	(13,411)	(36,066)
Payments for land use rights	—	(11,043)
Proceeds from sale of assets	—	395
Government grants	1,055	—
Acquisition of businesses, net of cash acquired	(1,383)	(24,517)
Net Cash Used In Investing Activities	(13,739)	(71,231)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	3,820	68,827
Repayments on revolving credit facilities	(6,061)	(67,196)
Borrowings on term loan	13,167	—
Repayments on term loan	(1,508)	—
Proceeds from exercise of options	26	486
Excess tax benefit from share-based compensation	54	133
Payment of contingent consideration	—	(611)
Common stock repurchases	(658)	(849)
Dividend distribution to noncontrolling interest	—	(120)
Other financing activities	—	(156)
Net Cash Provided By Financing Activities	8,840	514
Effect of exchange rate changes on cash	1,875	(4,827)
Net increase (decrease) in cash and cash equivalents	143,568	(21,119)
Cash and cash equivalents at beginning of period	123,708	103,656
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$267,276	$82,537
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2016
(Dollars and shares in thousands, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Guarantees of Third-Party Performance: During the first quarter of 2016, the Company became a member to a consortium agreement relating to a project with a third-party. This agreement entails the Company guaranteeing not only its own performance, but also the work of a third-party consortium partner. In the event of non-fulfillment of contractual obligations by the consortium partner, the Company may be required to perform the obligations of the consortium partner. The agreement term covers the project through completion; approximately 1.5 years. At September 30, 2016, the estimated cost of the performance under this guarantee was 14.6 million euros (equivalent to $16.3 million). If losses are incurred under the guarantee due to third-party non-performance, the Company has certain rights that would allow it to mitigate such loss. If necessary, the carrying amount of any liability recorded in the condensed consolidated balance sheet would reflect the Company’s best estimate of future payments which it may incur as part of fulfilling its guarantee obligation. Currently, there is no liability recorded at September 30, 2016.
Long-lived Asset Impairments: The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.
During the third quarter of 2016, the Company identified impairment indicators that suggest the carrying value of a certain asset group in China within the Distribution & Storage (“D&S”) segment may not be recoverable. The primary impairment indicators include recently completed projections of future cash flows and the associated impact on the long-range strategic plan forecasts, lower than expected cash flows attributed to this asset group and poor market conditions. An undiscounted cash flow test performed for this asset group indicated it was not recoverable. The fair value of the asset group was established using a discounted cash flow model which utilized Level 3 inputs in the fair value hierarchy. As a result of the long-lived asset impairment assessment performed, the Company recorded long-lived asset impairment charges on its D&S reporting unit of $1,217. The impairment charges were $542 related to finite-lived intangible assets and $675 related to tangible property, plant and equipment. There were no remaining long-lived assets recorded on the condensed consolidated balance sheet for this asset group as of September 30, 2016.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

Additionally, during the third quarter of 2016, events and circumstances indicated that other tangible property, plant and equipment in China within our D&S segment might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may negatively change in the near term, which may result in the need to write down these assets to fair value. The Company’s estimate of cash flows may change in the future due to poor market conditions and excess capacity in the industry.
Recently Issued Accounting Standards: In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The FASB issued the update to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new guidance clarifies that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Two common examples of assets included in the scope of this update are intellectual property and property, plant and equipment. The standard will be effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued. The amendments in this update must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The FASB issued the update to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The standard will be effective for fiscal years beginning after December 15, 2017 and interim periods within those years and the guidance will generally be applied retroactively. Early adoption is permitted with all of the amendments adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the effect that the ASU will have on the Company’s cash flows.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments.” The FASB issued the update in response to criticism that current guidance delays recognition of credit losses. The new guidance changes the impairment model for most financial assets and certain other instruments. Additionally, for trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods therein. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures.
In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The FASB issued the update to change certain aspects of accounting for share-based payments to employees. The update eliminates additional paid-in-capital pools and requires all income tax effects of awards to be recognized in the statements of operations when the awards vest or settle. The standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. Early adoption is permitted, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not plan to early adopt and is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures.
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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments address certain aspects of recognition, measurement,

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within such fiscal years. Except for certain early application guidance provided in the ASU, early adoption is not permitted. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” The amendments require an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments do not apply to inventory that is measured using the last-in, first-out cost method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. This ASU is effective for fiscal years beginning after December 15, 2016. The amendments in this ASU are to be applied prospectively. Early adoption is permitted. The Company does not plan to early adopt nor does it expect that the ASU will have a significant impact on the Company’s financial position, results of operations, cash flows and disclosures.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The amendments require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the new standard by one year. As a result, the standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within such fiscal years. In March 2016, the FASB issued ASU 2016-08, which amended the principal versus agent guidance in the new revenue standard and is intended to result in more consistent application and reduce the cost and complexity of applying the new standard. In April 2016, the FASB issued ASU 2016-10, which amended the guidance to clarify accounting for licenses of intellectual property and to clarify the guidance on performance obligations. In May 2016, the FASB issued ASU 2016-12, which provided narrow-scope amendments and practical expedients for the new revenue standard and is intended to reduce the cost and complexity of applying the new standard. The new revenue recognition ASU allows full retrospective or modified retrospective adoption. Early adoption is permitted as of fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. The Company is currently assessing the transition method and effect that the ASU will have on the Company’s financial position, results of operations, cash flows and disclosures but does not intend to early adopt this standard.
Recently Adopted Accounting Standard: In April 2015, the FASB issued ASU 2015-03, “Interest–Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The amendments require an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, which states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a revolving line-of-credit as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the revolving line-of-credit arrangement, regardless of whether a balance is outstanding. The Company adopted the guidance for the fiscal year beginning January 1, 2016. The new guidance was applied retrospectively for the prior period presented. The impact of the adoption of the guidance resulted in classification of the unamortized debt issuance cost related to the convertible notes on the condensed consolidated balance sheets in long-term debt. The unamortized debt issuance costs reclassified at December 31, 2015 were $1,836. Debt issuance costs related to the Senior Secured Revolving Credit Facility are classified in other assets on the condensed consolidated balance sheets.
NOTE 2 — Inventories
The following table summarizes the components of inventory:

	September 30, 2016	December 31, 2015
Raw materials and supplies	$72,496	$76,680
Work in process	33,344	33,721
Finished goods	76,387	88,901
Total inventories, net	$182,227	$199,302
The allowances for excess and obsolete inventory totaled $10,484 and $11,269 at September 30, 2016 and December 31, 2015, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2016
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
During the third quarter of 2016, as a result of the long-lived asset impairment assessment, the Company recorded long-lived asset impairment charges on its D&S reporting unit of $542 related to finite-lived intangible assets and $675 related to tangible property, plant and equipment. See the Long-lived Asset Impairments section of Note 1, Basis of Preparation, to the accompanying financial statements for more information related to the asset impairments.
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at December 31, 2015	$27,873	$165,940	$24,577	$218,390
Foreign currency translation adjustments and other	—	701	—	701
Balance at September 30, 2016	$27,873	$166,641	$24,577	$219,091

Accumulated goodwill impairment loss	$64,603	$—	$131,243	$195,846
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill)(1)(2):

	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	$8,333	$(3,054)	$8,530	$(2,660)
Patents	1,262	(658)	7,770	(6,753)
Trademarks and trade names	5,002	(2,167)	10,052	(6,886)
Customer relationships	119,658	(79,474)	138,223	(90,180)
Land use rights	13,141	(827)	13,484	(567)
Total finite-lived intangible assets	$147,396	$(86,180)	$178,059	$(107,046)
Indefinite-lived intangible assets:
Trademarks and trade names	$35,697		$35,701
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

(2)	The Company amortizes certain identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from one to 50 years.
Expense for intangible assets subject to amortization was $2,912 and $4,572 for the three months ended September 30, 2016 and 2015, respectively. Expense for intangible assets subject to amortization was $9,156 and $13,099 for the nine months ended September 30, 2016 and 2015, respectively. After consideration for the impairment losses recorded in the third quarter of 2016, the Company estimates amortization expense to be recognized this year and during each of the five succeeding years as follows:

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

For the Year Ending December 31,
2016	$11,800
2017	10,400
2018	9,800
2019	9,800
2020	8,200
2021	2,200
Government Grants
The Company received $1,055 in government grants during the first nine months of 2016. During 2015, the Company received $8,650 in government grants. The government grants are related to property, plant and equipment and land use rights related to the expansion in China. The grants are recorded in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets and recognized into income over the useful life of the associated assets (10 to 50 years). At September 30, 2016, $463 and $8,554 was recorded in other current liabilities and other long-term liabilities, respectively, related to the government grants. At December 31, 2015, $368 and $8,133 was recorded in other current liabilities and other long-term liabilities, respectively, related to the government grants.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

Upon issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885, which was recorded as long-term debt, and an equity component of $79,115, which was initially recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represented the Company’s interest rate for similar debt instruments at that time without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. At September 30, 2016 and December 31, 2015, the carrying amount of the liability component was $224,902 less debt issuance costs of $1,303 and $215,634 less debt issuance costs of $1,836, respectively, and the unamortized debt discount of the Convertible Notes was $25,098 and $34,366, respectively.
For the three months ended September 30, 2016 and 2015, interest expense for the Convertible Notes was $4,400 and $4,162, respectively, which included $3,150 and $2,912 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $1,250 of 2.0% cash interest for both periods. For the nine months ended September 30, 2016 and 2015, interest expense for the Convertible Notes was $13,018 and $12,316, respectively, which included $9,268 and $8,566 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $3,750 of 2.0% cash interest for both periods. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277, with $2,303 recorded as a reduction in additional paid-in-capital. The remaining balance of $4,974 is being amortized over the term of the Convertible Notes. For the three months ended September 30, 2016 and 2015, total expense associated with the amortization of these debt issuance costs was $178 and $177, respectively. For the nine months ended September 30, 2016 and 2015, total expense associated with the amortization of these debt issuance costs was $533 for both periods.
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
The Company reassesses the convertibility of the Convertible Notes and the related balance sheet classification on a quarterly basis. At the end of the third quarter of 2016, events for early conversion were not met, and thus the Convertible Notes were not convertible as of and for the fiscal quarter beginning October 1, 2016.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2016
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
The Company recorded $2,869 in deferred debt issuance costs associated with the SSRCF which are being amortized over the five-year term of the SSRCF. For the three months ended September 30, 2016 and 2015, total expense associated with the amortization of these debt issuance costs was $143 and $145, respectively. For the nine months ended September 30, 2016 and 2015, the related financing costs amortization was $430 and $436, respectively.
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
Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the Convertible Notes outstanding six months prior to the maturity date of the Convertible Notes and when holders of the Convertible Notes have the option to require the Company to repurchase the Convertible Notes, a maximum leverage ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0. The required leverage ratio can be relaxed on up to two occasions, upon notification to the lenders, to 3.75 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100,000 or greater. The SSRCF contains a number of other customary covenants including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At September 30, 2016, the Company was in compliance with all covenants.
As of September 30, 2016, there were no borrowings outstanding under the SSRCF. The Company had $34,867 in letters of credit and bank guarantees supported by the SSRCF, which had availability of $415,133 at September 30, 2016. The obligations under the SSRCF are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the SSRCF) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7,487) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC, Chengdu or Wuxi under the China Facilities are guaranteed by the Company. At September 30, 2016, CCESC, CCDEC and Wuxi had 6.6 million Chinese yuan (equivalent to $981), 0.04 million Chinese yuan (equivalent to $7) and 0.7 million Chinese yuan (equivalent to $101) in bank guarantees, respectively.
CCDEC maintains an unsecured credit facility whereby CCDEC may borrow up to 40.0 million Chinese yuan (equivalent to $5,990) for working capital purposes. This credit facility was effective until June 30, 2016. At September 30, 2016, there was 25.0 million Chinese yuan (equivalent to $3,744) outstanding under this facility, bearing interest at 4.35%. CCDEC has negotiated terms to replace the expired credit facility but awaits finalization. The outstanding balance of 25.0 million Chinese yuan is not impacted.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

CCESC maintains an unsecured credit facility whereby CCESC may borrow up to 30.0 million Chinese yuan (equivalent to $4,492) for working capital and bank guarantee purposes. This credit facility was effective until June 30, 2016. There were no borrowings under this facility at September 30, 2016. CCESC has negotiated terms to replace the expired credit facility but awaits finalization.
CCESC entered into a term loan during the second quarter of 2016. The term loan is secured by certain CCESC land use rights and allows for up to 86.6 million Chinese yuan (equivalent to $12,972) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At September 30, 2016, there was 76.6 million Chinese yuan (equivalent to $11,474) outstanding on this loan, bearing interest at 5.39%.
Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 125.0 million Czech koruna (equivalent to $5,163) and two secured credit facilities with capacity of up to 6.5 million euros (equivalent to $7,255). All three facilities allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under two of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit and under one facility Ferox must pay the letter of credit and guarantee fees equal to 0.90%. Ferox’s land, buildings and cash collateral secure the credit facilities. As of September 30, 2016, there were bank guarantees of 153.7 million Czech koruna (equivalent to $6,348) supported by the Ferox credit facilities.
Chart Luxembourg maintains an overdraft facility with $5,000 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of September 30, 2016.
Fair Value Disclosures
The fair value of the Convertible Notes was approximately 99% of their par value and approximately 88% of their par value as of September 30, 2016 and December 31, 2015, respectively. The Convertible Notes are actively quoted instruments and, accordingly, the fair value of the Convertible Notes was determined using Level 1 inputs as defined in Note 8.
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
The changes in fair value with respect to the Company’s foreign currency forward contracts generated a net loss of $32 and a net loss of $934 for the three months ended September 30, 2016 and 2015, respectively. The change in fair value with respect to the Company’s foreign currency forward contracts generated a net loss of $130 and a net gain of $2,063 for the nine months ended September 30, 2016 and 2015, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2016
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
During the third quarter of 2016, the Company recovered for breaches of representations and warranties primarily related to warranty costs for certain product lines acquired in the 2012 acquisition of AirSep Corporation (“AirSep”) under the related representation and warranty insurance. For the three and nine months ended September 30, 2016, this reduced our BioMedical segment’s cost of sales by $15,145. Warranty expense for 2016 in the table below does not include the impact of this recovery.
The following table represents changes in the Company’s consolidated warranty reserve:

Balance at December 31, 2015	$20,975
Warranty expense	5,764
Warranty usage	(9,484)
Balance at September 30, 2016	$17,255
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
Contingent Consideration
The estimated fair value of contingent consideration relating to the Thermax acquisition was $1,800 at the date of acquisition and was valued according to a discounted cash flow model, which includes assumptions regarding the probability of achieving certain earnings targets and a discount rate applied to the potential payments. Potential payments may be paid between July 1, 2017 and July 1, 2019 based on the attainment of certain earnings targets. The potential payments related to Thermax contingent consideration is between $0 and $11,288. During the three and nine months ended September 30, 2016, the Company made no contingent consideration payments related to Thermax. The fair value of the Thermax contingent consideration at September 30, 2016 was $1,883. For the three and nine months ended September 30, 2016, the estimated fair value of contingent consideration related to Thermax increased by $75 and $122, respectively.

Balance at December 31, 2015	$1,761
Increase in fair value of contingent consideration liabilities	122
Balance at September 30, 2016	$1,883
The potential contingent consideration related to a prior BioMedical segment acquisition expired at the end of March 2016 with no additional payment. During the second quarter of 2015, the Company made a $611 contingent consideration payment related to the BioMedical segment. For the nine months ended September 30, 2015, the fair value of contingent consideration related to the BioMedical segment decreased by $463.
Valuations are performed using Level 3 inputs as defined in Note 8 and are evaluated on a quarterly basis based on forecasted sales and earnings targets. Contingent consideration liabilities are classified as other current liabilities and other long-term liabilities

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2016
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
Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company’s condensed consolidated balance sheets are as follows:

	September 30, 2016
	Total	Level 2	Level 3
Foreign currency forward contracts	$14	$14	$—
Total financial assets	$14	$14	$—

Foreign currency forward contracts	$158	$158	$—
Contingent consideration liabilities	1,883	—	1,883
Total financial liabilities	$2,041	$158	$1,883

	December 31, 2015
	Total	Level 2	Level 3
Foreign currency forward contracts	$561	$561	$—
Total financial assets	$561	$561	$—

Foreign currency forward contracts	$470	$470	$—
Contingent consideration liabilities	1,761	—	1,761
Total financial liabilities	$2,231	$470	$1,761
Refer to Note 5 for further information regarding derivative financial instruments and Note 7 for further information regarding contingent consideration liabilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 9 — Equity
Accumulated Other Comprehensive Loss
The following tables represent changes in accumulated other comprehensive (loss) income by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at June 30, 2016	$(12,506)	$(11,892)	$(24,398)
Other comprehensive income	21	—	21
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $135 (1)	—	250	250
Net current-period other comprehensive income, net of taxes	21	250	271
Balance at September 30, 2016	$(12,485)	$(11,642)	$(24,127)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at June 30, 2015	$(1,812)	$(12,029)	$(13,841)
Other comprehensive loss	(6,193)	—	(6,193)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $126 (1)	—	231	231
Net current-period other comprehensive (loss) income, net of taxes	(6,193)	231	(5,962)
Balance at September 30, 2015	$(8,005)	$(11,798)	$(19,803)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at December 31, 2015	$(12,513)	$(12,391)	$(24,904)
Other comprehensive income	28	—	28
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $404 (2)	—	749	749
Net current-period other comprehensive income, net of taxes	28	749	777
Balance at September 30, 2016	$(12,485)	$(11,642)	$(24,127)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at December 31, 2014	$3,808	$(12,494)	$(8,686)
Other comprehensive loss	(11,813)	—	(11,813)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes of $375 (2)	—	696	696
Net current-period other comprehensive (loss) income, net of taxes	(11,813)	696	(11,117)
Balance at September 30, 2015	$(8,005)	$(11,798)	$(19,803)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

_______________

(1)
Amounts reclassified from accumulated other comprehensive (loss) income were expensed and included in cost of sales ($152 and $140 for the three months ended September 30, 2016 and 2015, respectively) and selling, general and administrative expenses ($233 and $217 for the three months ended September 30, 2016 and 2015, respectively) in the condensed consolidated statements of operations and comprehensive income (loss). The components in accumulated other comprehensive (loss) income are included in the computation of net periodic pension expense (income) as reported in Note 11.

(2)
Amounts reclassified from accumulated other comprehensive (loss) income were expensed and included in cost of sales ($454 and $421 for the nine months ended September 30, 2016 and 2015, respectively) and selling, general and administrative expenses ($699 and $650 for the nine months ended September 30, 2016 and 2015, respectively) in the condensed consolidated statements of operations and comprehensive income (loss). The components in accumulated other comprehensive income (loss) are included in the computation of net periodic pension expense (income) as reported in Note 11.

Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to Chart Industries, Inc.	$15,025	$4,760	$31,527	$27,163
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.49	$0.16	$1.03	$0.89
Diluted	$0.48	$0.15	$1.02	$0.88

Weighted average number of common shares outstanding — basic	30,585	30,498	30,578	30,487
Incremental shares issuable upon assumed conversion and exercise of share-based awards	479	247	362	206
Weighted average number of common shares outstanding — diluted	31,064	30,745	30,940	30,693
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Share-based awards	555	566	750	566
Warrants	3,368	3,368	3,368	3,368
Total anti-dilutive securities	3,923	3,934	4,118	3,934
NOTE 10 — Income Taxes
The effective income tax rate of 11.4% and 31.0% for the three and nine months ended September 30, 2016 differed from the U.S. federal statutory rate of 35% primarily due to an insurance recovery for breaches of representations and warranties primarily related to warranty costs that resulted in an adjustment to our purchase price of AirSep shares for tax purposes and offset by losses incurred by certain of the Company’s Chinese operations for which no benefit was recorded. The effective income tax rate of 58.8% and 36.5% for the three and nine months ended September 30, 2015 differed from the U.S. federal statutory rate of 35% primarily due to the addition of a$1,607 valuation allowance on certain accumulated tax loss balances and the effect of losses incurred by certain of the Company’s international entities operating in lower taxed jurisdictions.
As of September 30, 2016, the Company has a liability for gross unrecognized tax benefits of $805 recorded. This amount includes $590 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2016, the Company had accrued approximately $109 for the payment of interest and penalties.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 11 — Employee Benefit Plans
The Company has a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation. The following table represents the components of net periodic pension expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest cost	$572	$572	$1,714	$1,715
Expected return on plan assets	(698)	(800)	(2,092)	(2,399)
Amortization of net loss	385	357	1,153	1,071
Total net periodic pension expense	$259	$129	$775	$387
NOTE 12 — Share-based Compensation
During the nine months ended September 30, 2016, the Company granted 561 stock options, 283 restricted stock units and 58 performance units, while non-employee directors received 23 stock awards with a fair value of $487. During the nine months ended September 30, 2016, participants in the Company’s stock option plans exercised options to purchase 1 shares of the Company’s common stock, while 44 stock options were forfeited and 37 stock options expired.
Stock options generally vest ratably over a four-year vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period, and performance units and leveraged restricted share units generally vest at the end of a three-year performance period based on the achievement of certain performance conditions. During the nine months ended September 30, 2016, 75 restricted stock and restricted stock units vested while 22 shares of restricted stock and restricted stock units were forfeited. Also, during the nine months ended September 30, 2016, 39 performance units vested while 6 performance units were forfeited. Additionally, during the nine months ended September 30, 2016, 14 leveraged restricted share units vested.
Share-based compensation expense was $1,826 and $1,417 for the three months ended September 30, 2016 and 2015, respectively. Share-based compensation expense was $9,014 and $9,203 for the nine months ended September 30, 2016 and 2015, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2016, total share-based compensation of $7,626 is expected to be recognized over the weighted-average period of approximately 2.0 years.
NOTE 13 — Restructuring Activities
Due to economic conditions, including low energy prices and global competition, the Company implemented a number of cost reduction or avoidance actions during 2015 and 2016, including headcount reductions. During the three and nine months ended September 30, 2016, the Company incurred severance and other restructuring charges of $202 and $5,883 associated with headcount reductions in all of its segments. These charges were recorded in cost of sales ($159 and $2,432 for the three and nine months ended September 30, 2016) and selling, general, and administrative expenses ($43 and $3,451 for the three and nine months ended September 30, 2016) in the condensed consolidated statements of operations. The Company is closely monitoring its end markets and order rates and will continue to take appropriate and timely actions as necessary.
During 2015, Chart announced its intention to close certain D&S leased facilities.  These closures were cost reduction measures in response to lower orders within D&S.  Total cost incurred during 2015 related to these closures was $4,810. For the three and nine months ended September 30, 2015, charges incurred related to these closures were $2,800 and $4,100, respectively, and included lease exit costs, long-lived asset impairments, and other miscellaneous costs. These charges were recorded in cost of sales ($400 and $1,700 for the three and nine months ended September 30, 2015) and selling, general and administrative expenses ($2,400 for both the three and nine months ended September 30, 2015) in the condensed consolidated statements of operations. The remaining accrual for the facility restructuring costs within D&S as of September 30, 2016 was $2,380. These costs are expected to be paid out over the terms of the associated leases which are expected to end in 2023.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2016
(Dollars and shares in thousands, except per share amounts) – Continued

The following tables summarize the Company’s restructuring activities for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of June 30, 2016	$544	$4,796	$368	$276	$5,984
Restructuring charges	159	43	—	—	202
Cash payments and other	(267)	(1,085)	(168)	(191)	(1,711)
Balance as of September 30, 2016	$436	$3,754	$200	$85	$4,475

	Nine Months Ended September 30,
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of January 1, 2016	$1,106	$3,446	$430	$850	$5,832
Restructuring charges	821	3,807	521	734	5,883
Cash payments and other	(1,491)	(3,499)	(751)	(1,499)	(7,240)
Balance as of September 30, 2016	$436	$3,754	$200	$85	$4,475

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2016
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
The following table represents information for the Company’s reportable segments and its corporate function:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales
Energy & Chemicals	$23,711	$78,388	$122,865	$257,197
Distribution & Storage	126,646	129,590	363,743	356,474
BioMedical	53,573	56,069	158,174	165,733
Consolidated	$203,930	$264,047	$644,782	$779,404
Operating Income (Loss) (1) (2)
Energy & Chemicals	$(5,736)	$10,795	$14,190	$45,626
Distribution & Storage	14,715	8,027	37,550	29,184
BioMedical	20,916	5,966	38,120	15,202
Corporate	(9,831)	(9,179)	(34,820)	(34,317)
Consolidated	$20,064	$15,609	$55,040	$55,695
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

(2)
During the third quarter of 2016, the Company recovered for breaches of representations and warranties primarily related to warranty costs for certain product lines acquired in the 2012 acquisition of AirSep Corporation under the related representation and warranty insurance. For the three months ended September 30, 2016, this reduced our BioMedical segment’s cost of sales by $15,145 and Corporate SG&A expenses by $859, net of associated legal fees. For the nine months ended September 30, 2016, this reduced our BioMedical segment’s cost of sales by $15,145 and Corporate SG&A expenses by $376, net of associated legal fees recorded in the first nine months of the year.

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
Sales for the nine months ended September 30, 2016 were $644.8 million compared to sales of $779.4 million for the nine months ended September 30, 2015, reflecting a decrease of $134.6 million, or 17.3%. This decrease was primarily attributable to lower sales in our E&C segment across all product lines given continued challenging energy market conditions. Gross profit for the nine months ended September 30, 2016 was $209.3 million, or 32.5% of sales, as compared to $215.7 million, or 27.7% of sales, for the nine months ended September 30, 2015. Gross profit decreased during the first nine months of 2016 mainly due to lower throughput and highly competitive markets within our E&C segment partially offset by improved product mix in our D&S segment and BioMedical segment. Also contributing to gross profit was the positive impact of an insurance recovery received by our BioMedical segment during the third quarter of 2016 as a result of the recovery for breaches of representations and warranties related to warranty costs for certain product lines acquired from AirSep Corporation (“AirSep”) in 2012. The insurance recovery favorably impacted our gross profit by $15.1 million and our gross margin percentage by 2.4%. The gross margin was also favorably impacted by improved project mix within our E&C segment, which included multiple high margin short lead-time replacement equipment projects in addition to contract expiration fees during the second quarter of 2016. Severance expenses of $5.9 million related to restructuring activities were recorded in the first nine months of 2016 in cost of goods sold ($3.5 million) and selling, general and administrative expenses ($2.4 million) as a result of our cost reduction initiatives. Operating income for the nine months ended September 30, 2016 was $55.0 million compared to $55.7 million for the nine months ended September 30, 2015, for the reasons discussed above.
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

The following table represents selected financial data for our operating segments for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales
Energy & Chemicals	$23,711	$78,388	$122,865	$257,197
Distribution & Storage	126,646	129,590	363,743	356,474
BioMedical	53,573	56,069	158,174	165,733
Consolidated	$203,930	$264,047	$644,782	$779,404
Gross Profit (1)
Energy & Chemicals	$1,803	$18,345	$39,147	$70,888
Distribution & Storage	33,429	30,984	96,074	89,517
BioMedical	34,391	18,960	74,054	55,287
Consolidated	$69,623	$68,289	$209,275	$215,692
Gross Profit Margin
Energy & Chemicals	7.6%	23.4%	31.9%	27.6%
Distribution & Storage	26.4%	23.9%	26.4%	25.1%
BioMedical	64.2%	33.8%	46.8%	33.4%
Consolidated	34.1%	25.9%	32.5%	27.7%
SG&A Expenses (1) (2)
Energy & Chemicals	$7,050	$6,854	$23,295	$23,169
Distribution & Storage	15,978	21,262	52,517	56,094
BioMedical	12,601	10,831	33,288	33,375
Corporate	9,801	9,161	34,762	34,260
Consolidated	$45,430	$48,108	$143,862	$146,898
SG&A Expenses (% of Sales)
Energy & Chemicals	29.7%	8.7%	19.0%	9.0%
Distribution & Storage	12.6%	16.4%	14.4%	15.7%
BioMedical	23.5%	19.3%	21.0%	20.1%
Consolidated	22.3%	18.2%	22.3%	18.8%
Operating Income (Loss) (1)
Energy & Chemicals	$(5,736)	$10,795	$14,190	$45,626
Distribution & Storage	14,715	8,027	37,550	29,184
BioMedical	20,916	5,966	38,120	15,202
Corporate	(9,831)	(9,179)	(34,820)	(34,317)
Consolidated	$20,064	$15,609	$55,040	$55,695
Operating Margin
Energy & Chemicals	(24.2)%	13.8%	11.5%	17.7%
Distribution & Storage	11.6%	6.2%	10.3%	8.2%
BioMedical	39.0%	10.6%	24.1%	9.2%
Consolidated	9.8%	5.9%	8.5%	7.1%
_______________

(1)
During the third quarter of 2016, the Company recovered for breaches of representations and warranties primarily related to warranty costs for certain product lines acquired in the 2012 acquisition of AirSep under the related representation and warranty insurance. For the three months ended September 30, 2016, this reduced our BioMedical segment’s cost of sales by $15,145 and Corporate SG&A expenses by $859, net of associated legal fees. For the nine months ended September 30, 2016, this reduced our BioMedical segment’s cost of sales by $15,145 and Corporate SG&A expenses by $376, net of associated legal fees recorded in the first nine months of the year.

(2)
Beginning in 2016, the Company allocates share-based compensation expense to each operating segment and maintains share-based compensation expense related to Corporate employees at Corporate. Prior to 2016, all share-based compensation expense was recorded at Corporate. Reclassifications from Corporate to the operating segments have been made to the 2015 SG&A expenses to conform to the 2016 presentation.

Results of Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Sales
Sales for the three months ended September 30, 2016 were $203.9 million compared to $264.0 million for the three months ended September 30, 2015, reflecting a decrease of $60.1 million, or 22.8%.
E&C segment sales decreased by $54.7 million, or 69.8%, compared to the prior-year period. This reduction was due to a $26.3 million decrease within LNG applications and a $24.3 million decrease within natural gas processing (including petrochemical) applications. Low energy prices have the most pronounced impact on our E&C segment. Additionally, our E&C segment completed several major projects in 2015 that are not expected to recur in 2016 as customers continue to delay or defer large projects.
D&S segment sales decreased by $2.9 million, or 2.3%, compared to the prior-year period, primarily attributable to a $7.7 million decrease within LNG applications, particularly in Asia and the U.S. as Europe LNG applications are up slightly versus the prior year quarter. This decrease was partially offset by a $2.8 million increase related to packaged gas industrial applications and a $2.0 million increase within bulk industrial gas applications, particularly in the U.S. The overall currency translation impact on sales attributable to the D&S segment was approximately $1.1 million unfavorable on a constant currency basis.
BioMedical segment sales decreased by $2.5 million, or 4.5%, compared to the prior-year period. The overall decrease was driven by a $2.7 million decrease in respiratory therapy equipment sales and a $0.7 million decrease in commercial oxygen generation systems sales. These decreases were partially offset by an increase in life sciences sales of $0.9 million during the quarter as a result of higher sales in Asia and the U.S.
Gross Profit and Margin
Gross profit for the three months ended September 30, 2016 was $69.6 million, or 34.1% of sales, versus $68.3 million, or 25.9% of sales for the three months ended September 30, 2015, which reflected an increase of $1.3 million, while the related margin percentage increased by 8.2 percentage points. Gross profit and the related margin for the three months ended September 30, 2016 were positively impacted by an insurance recovery at our BioMedical segment as further described in this section. For the three months ended September 30, 2015, the insurance recovery added 7.4% to the margin. The favorable impact of the insurance recovery was offset by decreased gross profits resulting from lower sales volumes at our E&C segment.
E&C segment gross profit decreased by $16.5 million and the related margin decreased by 15.8 percentage points primarily due to decreased volumes within all product lines as a result of the continued challenging energy market conditions and the impact of excess capacity as a result of lower operating levels.
D&S segment gross profit increased by $2.4 million, and the related margin increased by 2.5 percentage points primarily due to lower restructuring-related costs and increased efficiencies in the U.S. and Europe compared to the prior-year period. These favorable impacts were partially offset by inventory write-downs in Asia.
BioMedical segment gross profit increased by $15.4 million, and the related margin increased by 30.4 percentage points compared to the prior-year period, primarily due to an insurance recovery along with the impact of lower warranty expenses and improved product mix. During the third quarter of 2016, we recovered for breaches of representations and warranties primarily related to warranty costs for certain product lines acquired in the 2012 acquisition of AirSep under the related representation and warranty insurance. For the three months ended September 30, 2016, this reduced BioMedical’s cost of sales by $15.1 million and added 28.3% to the margin. The BioMedical segment’s warranty expense as a percent of sales was 0.9% during the three months ended September 30, 2016 compared to 4.3% in the prior-year quarter. Warranty expense has decreased due to lower than expected return rates on certain products and improved product mix.
Selling, General & Administrative Expenses (“SG&A”)
SG&A expenses for the three months ended September 30, 2016 were $45.4 million, or 22.3% of sales, compared to $48.1 million, or 18.2% of sales, for the three months ended September 30, 2015, representing a decrease of $2.7 million. SG&A expenses related to restructuring activities for the three months ended September 30, 2015 included $3.9 million of restructuring costs relating to the Owatonna facility shutdown and other severance costs. Additionally, SG&A expenses were lower compared to the prior-year quarter primarily due to lower payroll and other discretionary spending, partially offset by higher variable short-term incentive compensation as a result of strong operating income in the quarter.
Beginning in 2016, we allocate share-based compensation expense to each operating segment and maintain share-based compensation expense related to Corporate employees at Corporate. Prior to 2016, all share-based compensation expense was recorded at Corporate. Reclassifications from Corporate to the operating segments have been made to the 2015 SG&A to conform to the 2016 presentation.

E&C segment SG&A expenses increased by $0.2 million compared to the prior-year period as lower payroll and short-term incentives were offset by higher severance and marketing expenses.
D&S segment SG&A expenses decreased by $5.3 million compared to the prior-year period primarily due to decreased restructuring related expenses, lower employee costs due to headcount reductions and other discretionary spending. These decreases were partially offset by higher variable short-term incentive compensation.
BioMedical segment SG&A expenses increased by $1.8 million compared to the prior-year period primarily due to higher variable short-term incentive compensation and bad debt expense.
Corporate SG&A expenses increased by $0.6 million compared to the prior-year period primarily due to higher variable short-term incentive compensation partially offset by lower outside professional services.
Amortization Expense
Amortization expense decreased $1.7 million compared to the prior-year period primarily due to the impact of intangible assets that were written off in the fourth quarter of 2015.
Asset Impairment
During the third quarter of 2016, we recorded asset impairment charges of $1.2 million attributed to our D&S segment. See the Long-lived Asset Impairments section of Note 1, Basis of Preparation, to the accompanying financial statements for more information related to the asset impairment. During the three months ended September 30, 2015, we recorded asset impairments of $1.6 million attributed to our D&S segment and these charges were included in cost of sales on the condensed consolidated statements of operations.
Operating Income
As a result of the foregoing, operating income for the three months ended September 30, 2016 was $20.1 million, an increase of $4.5 million, or 9.8% of sales, compared to operating income of $15.6 million, or 5.9% of sales, for the same period in 2015.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended September 30, 2016 and 2015 was $4.3 million and $4.1 million, respectively. Interest expense for the three months ended September 30, 2016 included $1.3 million of 2.0% cash interest and $3.2 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For each of the three months ended September 30, 2016 and 2015, financing costs amortization was $0.3 million.
Income Tax Expense
Income tax expense of $1.8 million and $6.1 million for the three months ended September 30, 2016 and 2015, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 11.4% and 58.8%, respectively. The decrease in the effective income tax rate was primarily due to the insurance recovery for breaches of representations and warranties that resulted in an adjustment to our purchase price of AirSep shares for tax purposes, offset by losses incurred by certain of our Chinese operations for which no tax benefit was recorded.
Net Income
As a result of the foregoing, net income attributable to the Company for the three months ended September 30, 2016 and 2015 was $15.0 million and $4.8 million, respectively.
Results of Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Sales
Sales for the nine months ended September 30, 2016 were $644.8 million compared to $779.4 million for the nine months ended September 30, 2015, reflecting a decrease of $134.6 million, or 17.3%.
E&C segment sales decreased by $134.3 million, or 52.2%, compared to the prior-year period. This reduction was due to lower sales of LNG applications of $70.9 million, a $58.2 million decrease within natural gas processing (including petrochemical) applications and a decline in industrial gas applications of $5.2 million. Low energy prices have the most pronounced impact on our E&C segment. Additionally, our E&C segment completed several major projects in 2015 that are not expected to recur in 2016 as customers delay or defer large projects.

D&S segment sales increased by $7.3 million, or 2.0%, compared to the prior-year period, primarily attributable to a $16.5 million increase within bulk industrial gas applications. This increase was partially offset by a $4.9 million decrease within LNG applications and a $4.3 million decrease related to packaged gas industrial applications. Continued weakness in China was offset by improved sales in Europe and the U.S. compared to the first nine months of 2015.
BioMedical segment sales decreased by $7.6 million, or 4.6%, compared to the prior-year period. This decrease was driven by a $7.9 million decrease in U.S. respiratory therapy equipment sales and a decrease in commercial oxygen generation systems of $4.2 million, primarily attributable to Asia. These decreases were partially offset by an increase in life sciences of $4.5 million during the first nine months of 2016.
Gross Profit and Margin
Gross profit for the nine months ended September 30, 2016 was $209.3 million, or 32.5% of sales, versus $215.7 million, or 27.7% of sales for the nine months ended September 30, 2015, which reflected a decrease of $6.4 million, while the related margin percentage increased by 4.8% percentage points. Gross profit and the related margin for the nine months ended September 30, 2016 were positively impacted by an insurance recovery during the third quarter at our BioMedical segment as further described in this section. For the nine months ended September 30, 2016, the insurance recovery added 2.4% to the margin. The favorable impact of the insurance recovery was offset by decreased gross profits resulting from lower sales volumes at our E&C segment.
E&C segment gross profit decreased by $31.7 million primarily due to decreased volume within LNG and natural gas applications. Margin increased by 4.3% percentage points compared to the prior-year period primarily due to multiple high margin short lead-time replacement equipment projects, in addition to contract expiration fees.
D&S segment gross profit increased by $6.6 million, and the related margin increased by 1.3% percentage points primarily due to higher volume and increased efficiencies in the U.S. and Europe. The finalization of an insurance claim during the first quarter of 2016 positively impacted gross margin by approximately $1.0 million. These increases are partially offset by severance costs of $2.3 million that are reflected in cost of sales, which equates to a 0.6% gross margin impact, along with unfavorable product mix and inventory write-downs in Asia.
BioMedical segment gross profit increased by $18.8 million, and the related margin increased by 13.4% percentage points compared to the prior-year period, primarily due to an insurance recovery, lower warranty expense and favorable product mix. During the third quarter of 2016, we recovered for breaches of representations and warranties primarily related to warranty costs for certain product lines acquired in the 2012 acquisition of AirSep under the related representation and warranty insurance. For the nine months ended September 30, 2016, this reduced BioMedical’s cost of sales by $15.1 million and added 9.6% to the year-to-date margin. The BioMedical segment’s warranty expense as a percent of sales was 1.5% during the nine months ended September 30, 2016 compared to 4.2% in the prior-year period. Warranty expense has decreased due to lower than expected return rates on certain products and product mix.
SG&A
SG&A expenses for the nine months ended September 30, 2016 were $143.9 million, or 22.3% of sales, compared to $146.9 million, or 18.8% of sales, for the nine months ended September 30, 2015, representing a decrease of $3.0 million. SG&A expenses related to restructuring activities for the nine months ended September 30, 2016 included $2.4 million in severance costs compared to $5.1 million of restructuring costs relating to the Owatonna facility shutdown and other severance costs for the nine months ended September 30, 2015. Additionally, lower SG&A expenses in 2016 included lower payroll related costs due to lower headcount, costs related to outside professional services, travel and entertainment, commission expense and telecommunications expense. These decreases were offset by an increase in variable short-term incentive compensation and bad debt expense compared to the nine months ended September 30, 2015.
Beginning in 2016, we allocate share-based compensation expense to each operating segment and maintain share-based compensation expense related to Corporate employees at Corporate. Prior to 2016, all share-based compensation expense was recorded at Corporate. Reclassifications from Corporate to the operating segments have been made to 2015 SG&A to conform to the 2016 presentation.
E&C segment SG&A expenses increased by $0.1 million compared to the prior-year period primarily due to increased bad debt expense, higher severance charges and increased restructuring-related expenses, offset by lower commission expense, lower costs related to outside professional services, variable short-term incentive compensation and reduced employee costs due to headcount reductions.
D&S segment SG&A expenses decreased by $3.6 million compared to the prior-year period. The decrease is due to lower restructuring-related expenses, lower costs related to outside professional services, travel and entertainment, employee costs due to headcount reductions and decreased severance charges, which were partially offset by higher variable short-term incentive compensation and bad debt expense.

BioMedical segment SG&A expenses decreased by $0.1 million compared to the prior-year period primarily due to lower employee costs due to headcount reductions, lower restructuring related expenses, and commission expense offset by higher variable short-term incentive compensation.
Corporate SG&A expenses increased by $0.5 million compared to the prior-year period. Higher variable short-term incentive compensation expense and restructuring-related expenses were largely offset by lower employee costs due to headcount reductions, and lower costs related to outside professional services.
Amortization Expense
Amortization expense decreased $3.9 million compared to the prior-year period, with $2.8 million of the decrease due to the impact of intangible assets that were written off in the fourth quarter of 2015.
Asset Impairment
During the third quarter of 2016, we recorded asset impairment charges of $1.2 million attributed to our D&S segment. See the Long-lived Asset Impairments section of Note 1, Basis of Preparation, to the accompanying financial statements for more information related to the asset impairment. During the nine months ended September 30, 2015, we recorded asset impairments of $1.6 million attributed to our D&S segment and these charges were included in cost of sales on the condensed consolidated statements of operations.
Operating Income
As a result of the foregoing, operating income for the nine months ended September 30, 2016 was $55.0 million, a decrease of $0.7 million, or 8.5% of sales, compared to operating income of $55.7 million, or 7.1% of sales, for the same period in 2015.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the nine months ended September 30, 2016 and 2015 was $12.6 million and $12.0 million, respectively. Interest expense for the nine months ended September 30, 2016 included $3.8 million of 2.0% cash interest and $9.3 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For each of the nine months ended September 30, 2016 and 2015, financing costs amortization was $1.0 million.
Income Tax Expense
Income tax expense of $12.8 million and $15.3 million for the nine months ended September 30, 2016 and 2015, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 31.0% and 36.5%, respectively. The decrease in the effective tax rate was primarily due to an insurance recovery for breaches of representations and warranties that resulted in an adjustment to our purchase price of AirSep shares for tax purposes, offset by losses incurred by certain of our Chinese operations for which no tax benefit was recorded.
Net Income
As a result of the foregoing, net income attributable to the Company for the nine months ended September 30, 2016 and 2015 was $31.5 million and $27.2 million, respectively.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company’s Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes, and it is the Company’s intention to settle any excess conversion value in shares of the Company’s common stock. However, the Company may elect to settle, at its discretion, any such excess value in cash, shares of the Company’s common stock or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of the Company’s common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share. At the end of the third quarter of 2016, events for early conversion were not met, and thus the Convertible Notes were not convertible as of, and for the fiscal quarter beginning October 1, 2016. There have been no conversions as of the date of this filing. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from cash balances or borrowings under its senior secured revolving credit facility.

Senior Secured Revolving Credit Facility: The Company has a five-year $450.0 million senior secured revolving credit facility (the “SSRCF”) which matures on October 29, 2019. The SSRCF includes a $25.0 million sub-limit for the issuance of swingline loans and a $100.0 million sub-limit to be used for letters of credit. There is a foreign currency limit of $100.0 million under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100.0 million made by the Company’s wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited. The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200.0 million in term loans or revolving credit commitments from its lenders. Loans under the SSRCF bear interest at LIBOR or the Adjusted Base Rate as defined in the Debt and Credit Arrangements note (Note 4) to our condensed consolidated financial statements included elsewhere in this report, plus a margin that varies with the Company’s leverage ratio. Significant financial covenants for the SSRCF include a leverage ratio and an interest ratio. As of September 30, 2016, there were no borrowings outstanding under the SSRCF. The Company had $34.9 million in letters of credit and bank guarantees supported by the SSRCF, which had availability of $415.1 million, at September 30, 2016. The Company was in compliance with all covenants, including its financial covenants, at September 30, 2016.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7.5 million) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC, Chengdu or Wuxi under the China Facilities are guaranteed by the Company. At September 30, 2016, CCESC, CCDEC and Wuxi had 6.6 million Chinese yuan (equivalent to $1.0 million), 0.04 million Chinese yuan (equivalent to $0.01 million) and 0.7 million Chinese yuan (equivalent to $0.1 million) in bank guarantees, respectively.
CCDEC maintains an unsecured credit facility whereby CCDEC may borrow up to 40.0 million Chinese yuan (equivalent to $6.0 million) for working capital purposes. This credit facility was effective until June 30, 2016. At September 30, 2016 there was 25.0 million Chinese yuan (equivalent to $3.7 million) outstanding under this facility, bearing interest at 4.35%. CCDEC has negotiated terms to replace the expired credit facility but awaits finalization. The outstanding balance of 25.0 million Chinese yuan is not impacted.
CCESC maintains an unsecured credit facility whereby CCESC may borrow up to 30.0 million Chinese yuan (equivalent to $4.5 million) for working capital and bank guarantee purposes. This credit facility was effective until June 30, 2016. There were no borrowings under this facility at September 30, 2016. CCESC has negotiated terms to replace the expired credit facility but awaits finalization.
CCESC entered into a term loan during the second quarter of 2016. The term loan is secured by certain CCESC land use rights and allows for up to 86.6 million Chinese yuan (equivalent to $13.0 million) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At September 30, 2016 there was 76.6 million Chinese yuan (equivalent to $11.5 million) outstanding on this loan, bearing interest at 5.39%.
Foreign Facilities – Europe: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 125.0 million Czech koruna (equivalent to $5.2 million) and two secured credit facilities with capacity of up to 6.5 million euros (equivalent to $7.3 million). All three facilities allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under two of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit and under one facility Ferox must pay the letter of credit and guarantee fees equal to 0.90%. Ferox’s land, buildings and cash collateral secure the credit facilities. As of September 30, 2016, there were bank guarantees of 153.7 million Czech koruna (equivalent to $6.3 million) supported by the Ferox credit facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 million in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of September 30, 2016.
Our debt and related covenants are further described in the Debt and Credit Arrangements note (Note 4) to our condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $267.3 million at September 30, 2016, an increase of $143.6 million from the balance at December 31, 2015. Our foreign subsidiaries held cash of approximately $76.3 million and $71.9 million at September 30, 2016 and December 31, 2015, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our SSRCF and cash provided by operations will be sufficient to finance our normal working capital needs, acquisitions, and investments in properties, facilities and equipment for the foreseeable future.
Cash provided by operating activities was $146.6 million for the nine months ended September 30, 2016 compared to $54.4 million of cash provided by operating activities for the nine months ended September 30, 2015. The increase in cash provided by operations is largely due to improvements in working capital, including greater cash collections during the first nine months of 2016, and reductions in inventory, partially offset by reduced accounts payable. Additionally, we received the proceeds from the representation and warranty insurance recovery in the third quarter.
Cash used in investing activities was $13.7 million and $71.2 million for the nine months ended September 30, 2016 and 2015, respectively. Cash used in investing activities in 2016 is largely due to capital expenditures. Capital expenditures and payments for land use rights in 2015 were largely attributed to the D&S segment’s capacity expansion project in China. Also during the nine months ended September 30, 2015, we used $24.5 million of cash related to the Thermax acquisition.
Cash provided by financing activities was $8.8 million for the nine months ended September 30, 2016 and $0.5 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we borrowed 111.6 million Chinese yuan (equivalent to $17.0 million) and repaid 50.0 million Chinese yuan (equivalent to $7.6 million) on our China Facilities. We used $0.7 million for the purchase of common stock which was surrendered to cover tax withholding elections during the nine months ended September 30, 2016.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2016. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We may repurchase our Convertible Notes on the open market from time to time to the extent permitted by our debt covenants with available cash. To the extent that we repurchase Convertible Notes, we would expect to enter into an agreement with each of the bank counterparties to our convertible note hedge, warrant and capped call agreements providing for the partial unwind of such agreements in a notional amount corresponding to the aggregate principal amount of Convertible Notes that we repurchase. We expect capital expenditures for the remaining three months of 2016 to be in the range of $10.0 to $15.0 million, which will be deployed primarily for routine capital maintenance. For the remaining three months of 2016, we contemplate the use of approximately $2.0 to $3.0 million of cash to pay U.S. and foreign income taxes.

Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Backlog may be negatively impacted by ability or likelihood of customers to fulfill their obligations. Our backlog as of September 30, 2016 was $384.4 million compared to $392.5 million as of June 30, 2016.
The table below represents orders received and backlog by segment for the periods indicated (dollar amounts in thousands):

	Three Months Ended
	September 30, 2016	June 30, 2016
Orders
Energy & Chemicals	$27,889	$53,016
Distribution & Storage	121,010	156,030
BioMedical	52,347	61,221
Total	$201,246	$270,267

	As of
	September 30, 2016	June 30, 2016
Backlog
Energy & Chemicals	$113,482	$114,562
Distribution & Storage	246,197	252,502
BioMedical	24,751	25,433
Total	$384,430	$392,497
E&C orders for the three months ended September 30, 2016 were $27.9 million compared to $53.0 million for the three months ended June 30, 2016. E&C backlog totaled $113.5 million at September 30, 2016, compared to $114.6 million as of June 30, 2016. Low energy prices continue to delay natural gas, petrochemical, and LNG-related opportunities and current market conditions reinforce a challenging outlook for project awards given the reduction in capital spending by our energy-related customers. Included in the E&C backlog is approximately $40 million related to the previously announced Magnolia LNG order where production release is delayed into at least mid-2017. Third quarter 2016 E&C backlog was reduced approximately $5.3 million related to orders received prior to the third quarter and cancelled during the three months ended September 30, 2016. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly year over year.
D&S orders for the three months ended September 30, 2016 were $121.0 million compared to $156.0 million for the three months ended June 30, 2016. The decrease in D&S orders was primarily attributable to bulk industrial gas applications in the U.S. D&S backlog totaled $246.2 million at September 30, 2016 compared to $252.5 million as of June 30, 2016. Approximately 16% of the D&S backlog relates to China as of September 30, 2016.
BioMedical orders for the three months ended September 30, 2016 were $52.3 million compared to $61.2 million for the three months ended June 30, 2016. The decrease in BioMedical orders was primarily attributable to respiratory therapy applications. BioMedical backlog at September 30, 2016 totaled $24.8 million compared to $25.4 million as of June 30, 2016.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements. See “Guarantees of Third-Party Performance” disclosed in Note 1 to the condensed consolidated financial statements for further information.

Application of Critical Accounting Policies
The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In particular, judgment is used in areas such as revenue recognition for long-term contracts, determining the allowance for doubtful accounts, goodwill, indefinite-lived intangibles, long-lived assets, product warranty costs, pensions, share-based compensation and income taxes. There have been no significant changes to our critical accounting policies since December 31, 2015. See an update to the long-lived assets disclosure below.
Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment testing for long-lived assets is performed for asset groups at the lowest level of identifiable cash flows which are independent from cash flows associated with other assets and liabilities.
During the third quarter of 2016, the Company identified impairment indicators that suggest the carrying value of a certain asset group in China within the D&S segment may not be recoverable. The asset group evaluated for impairment relates to a previously acquired business which manufactures and distributes product lines which are distinct from the remaining D&S operations. The primary impairment indicators include recently completed projections of future cash flows and the associated impact on the long-range strategic plan forecasts, lower than expected cash flows attributed to this asset group and poor market conditions. As a result of the long-lived asset impairment assessment performed, the Company recorded long-lived asset impairment charges on its D&S reporting unit of $1.2 million. The impairment charges were $0.5 million related to finite-lived intangible assets and $0.7 million related to tangible property, plant and equipment.
Additionally, during the third quarter of 2016, events and circumstances indicated that other tangible property, plant and equipment in China within our D&S segment might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may negatively change in the near term, which may result in the need to write down these assets to fair value. The Company’s estimate of cash flows may change in the future due to poor market conditions and excess capacity in the industry.
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
Interest Rate Risk: The Company’s primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. As of September 30, 2016, there were no borrowings outstanding under the SSRCF, thus, the Company believes that interest rate exposure is not a material risk to the Company at this time.
Foreign Currency Exchange Rate Risk: The Company operates in the United States, Asia, Australia, Europe and South America, creating exposure to foreign currency exchange fluctuations in the normal course of business which can impact our financial position, results of operations, cash flow and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the condensed consolidated statements of operations and comprehensive income (loss). Translation exposure is primarily with the euro, the Chinese yuan, and the Japanese yen. During the third quarter of 2016, the Chinese yuan increased in relation to the U.S. dollar by 1% while the Japanese yen decreased by 2% in relation to the U.S. dollar and the euro decreased by 1% in relation to the U.S. dollar. At September 30, 2016, a hypothetical further 10% strengthening of the U.S. dollar would not materially affect the Company’s financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the Norwegian krone, and the Chinese yuan. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the condensed consolidated statements of operations and comprehensive income (loss) as a component of foreign currency (gain) loss. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At September 30, 2016, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s outstanding foreign exchange forward contracts.
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
As of September 30, 2016, an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2016	573	$24.86	—	$—
August 1 – 31, 2016	21	27.95	—	—
September 1 – 30, 2016	21	30.11	—	—
Total	615	$25.15	—	$—
During the third quarter of 2016, 615 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $15,500. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended September 30, 2016.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

10.1
Employment Agreement, dated July 13, 2016, by and between Chart Industries, Inc. and William C. Johnson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2016 (File No. 001-11442)) *

10.2
Amendment No. 2 to the Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2016 (File No. 001-11442)) *

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

Chart Industries, Inc.
(Registrant)

Date:	October 27, 2016	By:	/s/ Kenneth J. Webster
Kenneth J. Webster
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)