Form 10-Q
period 2017-03-31
CHART INDUSTRIES INC
filed 2017-04-27
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
_____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 24, 2017, there were 30,716,172 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$243,824	$281,959
Accounts receivable, less allowances of $9,868 and $10,217	130,967	142,762
Inventories, net	185,275	169,683
Unbilled contract revenue	34,288	26,736
Prepaid expenses	19,835	16,762
Other current assets	18,847	15,075
Total Current Assets	633,036	652,977
Property, plant, and equipment, net	254,635	251,049
Goodwill	228,352	217,970
Identifiable intangible assets, net	99,031	93,443
Other assets	17,573	17,643
TOTAL ASSETS	$1,232,627	$1,233,082
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$88,872	$79,953
Customer advances and billings in excess of contract revenue	79,399	74,702
Accrued salaries, wages, and benefits	27,220	41,746
Current portion of warranty reserve	13,197	15,293
Short-term debt and current portion of long-term debt	5,073	6,487
Other current liabilities	38,366	43,353
Total Current Liabilities	252,127	261,534
Long-term debt	237,202	233,711
Long-term deferred tax liabilities	4,290	4,241
Long-term portion of warranty reserve	2,728	2,978
Accrued pension liabilities	14,207	14,362
Other long-term liabilities	19,150	17,579
Total Liabilities	529,704	534,405

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 30,713,540 and 30,613,166 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	307	306
Additional paid-in capital	400,355	395,843
Retained earnings	333,416	336,328
Accumulated other comprehensive loss	(32,536)	(35,212)
Total Chart Industries, Inc. Shareholders’ Equity	701,542	697,265
Noncontrolling interests	1,381	1,412
Total Equity	702,923	698,677
TOTAL LIABILITIES AND EQUITY	$1,232,627	$1,233,082
The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Sales	$204,095	$193,757
Cost of sales	148,435	141,056
Gross profit	55,660	52,701
Selling, general, and administrative expenses	52,427	49,536
Amortization expense	2,986	3,128
Operating expenses	55,413	52,664
Operating income	247	37
Other expenses:
Interest expense, net	4,378	4,094
Financing costs amortization	321	321
Foreign currency loss	264	206
Other expenses, net	4,963	4,621
Loss before income taxes	(4,716)	(4,584)
Income tax (benefit) expense	(1,764)	88
Net loss	(2,952)	(4,672)
Noncontrolling interests, net of taxes	(40)	(21)
Net loss attributable to Chart Industries, Inc.	$(2,912)	$(4,651)
Net loss attributable to Chart Industries, Inc. per common share:
Basic	$(0.09)	$(0.15)
Diluted	$(0.09)	$(0.15)
Weighted-average number of common shares outstanding:
Basic	30,698	30,568
Diluted	30,698	30,568

Comprehensive (loss) income, net of taxes	$(267)	$1,844
Less: Comprehensive (loss) income attributable to noncontrolling interests, net of taxes	(31)	3
Comprehensive (loss) income attributable to Chart Industries, Inc., net of taxes	$(236)	$1,841

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(2,952)	$(4,672)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,161	9,479
Interest accretion of convertible notes discount	3,277	3,029
Employee share-based compensation expense	6,274	5,537
Financing costs amortization	321	321
Unrealized foreign currency transaction loss (gain)	193	(50)
Other non-cash operating activities	606	506
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	16,178	44,126
Inventory	(20,909)	(3,111)
Unbilled contract revenues and other assets	(4,847)	19,187
Accounts payable and other liabilities	(10,530)	(48,239)
Customer advances and billings in excess of contract revenue	4,428	12,066
Net Cash Provided By Operating Activities	1,200	38,179
INVESTING ACTIVITIES
Capital expenditures	(8,386)	(5,232)
Government grants	145	—
Acquisition of businesses, net of cash acquired	(23,162)	—
Net Cash Used In Investing Activities	(31,403)	(5,232)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	2,176	3,820
Repayments on revolving credit facilities	(3,627)	(3,056)
Proceeds from exercise of options	32	12
Excess tax benefit from share-based compensation	—	24
Common stock repurchases	(1,794)	(601)
Net Cash (Used In) Provided By Financing Activities	(3,213)	199
Effect of exchange rate changes on cash	727	2,200
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(32,689)	35,346
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	282,949	123,708
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (1)	$250,260	$159,054
_______________

(1)	Includes restricted cash of $6,436 ($5,446 in other current assets and $990 in other assets) at March 31, 2017 and $990 (in other assets) at March 31, 2016.
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2017
(Dollars and shares in thousands, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
Nature of Operations: Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” or “we”), is a leading diversified global manufacturer of highly engineered equipment for the industrial gas, energy, and biomedical industries. Chart’s equipment and engineered systems are primarily used for low-temperature and cryogenic applications utilizing our expertise in cryogenic systems and equipment which operate at low temperatures sometimes approaching absolute zero (0 Kelvin; -273° Centigrade; -459° Fahrenheit). The Company has domestic operations located across the United States, including principal executive offices located in Ohio, and an international presence in Asia, Australia, Europe, and South America.
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

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. See Debt and Credit Arrangements note for additional information about restricted cash and restricted cash equivalents, which is included in other current assets and other assets in the accompanying condensed consolidated balance sheets.
Recently Issued Accounting Standards: In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires companies with sponsored defined benefit pension and/or other postretirement benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs. The other components of net periodic benefit cost will be presented separately and not included in operating income. In addition, only service costs are eligible to be capitalized as an asset. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and the guidance will generally be applied retroactively, whereas the capitalization of the service cost component will be applied prospectively. Early adoption is permitted with all of the amendments adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, and disclosures.
In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of the current guidance’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on current guidance’s Step 1). The guidance will be applied prospectively for annual and interim impairment tests beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The adoption of this ASU would not materially impact the Company’s condensed consolidated financial statements unless Step 1 of the annual goodwill impairment test fails.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The FASB issued the update to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

cash receipts and cash payments have aspects of more than one class of cash flows. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and the guidance will generally be applied retroactively. Early adoption is permitted with all of the amendments adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the effect that the ASU will have on the Company’s condensed consolidated statements of cash flows.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The FASB issued the update to require the recognition of lease assets and lease liabilities on the balance sheet of lessees. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, cash flows, and disclosures.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The amendments require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the new standard by one year. As a result, the standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within such fiscal years. In March 2016, the FASB issued ASU 2016-08, which amended the principal versus agent guidance in the new revenue standard. This amended guidance is intended to result in a more consistent application and reduce the cost and complexity of applying the new standard. In April 2016, the FASB issued ASU 2016-10, which amended the guidance to clarify accounting for licenses of intellectual property and to clarify the guidance on performance obligations. In May 2016, the FASB issued ASU 2016-12, which provided narrow-scope amendments and practical expedients for the new revenue standard and is intended to reduce the cost and complexity of applying the new standard. In December 2016, the FASB issued ASU 2016-20, which is intended to clarify or correct narrow aspects of the guidance issued in ASU 2014-09. The new revenue recognition ASU allows full retrospective or modified retrospective adoption. Early adoption is permitted as of fiscal years beginning after December 15, 2016. The Company intends to adopt this ASU on January 1, 2018 and has developed an implementation plan to adopt this new guidance. As part of this plan, the Company has identified its revenue streams and is in the process of performing contract reviews to assess the impact of the new guidance on its results of operations. The Company has not yet selected a transition method, but expects to do so in the second quarter of 2017 upon completion of further analysis.
Recently Adopted Accounting Standards: In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The FASB issued the update to clarify how restricted cash or restricted cash equivalents should be presented in the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and the guidance will generally be applied retroactively. Early adoption is permitted with all of the amendments adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.

The Company is adopting the amendments provided in ASU 2016-18 in these condensed consolidated financial statements to provide financial statement users with more transparent disclosure about restricted cash and restricted cash equivalents. Upon adoption, the amendments provided in this update are applied using a retrospective transition method to each period presented. There was no impact on the condensed consolidated statements of cash flows for the three months ended March 31, 2016, upon adoption of the amendments in this update, because there was no restricted cash or restricted cash equivalents during this period. The cash, cash equivalents, restricted cash, and restricted cash equivalents balance included $6,436 and $990 of restricted cash and restricted cash equivalents at March 31, 2017 and December 31, 2016, respectively. Restricted cash and restricted cash equivalents are included in other current assets and other assets in the accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.
In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The FASB issued the update to change certain aspects of accounting for share-based payments to employees. The update eliminates additional paid-in-capital pools and requires all income tax effects of awards to be recognized in the statements of operations when the awards vest or settle. The ASU allows companies to make an accounting policy election to estimate forfeitures, as required today, or record them when they occur and allows companies to withhold an amount up to the maximum statutory tax rate without causing the award to be classified as a liability. Within the condensed consolidated statements of cash flows, the ASU requires excess tax benefits to be classified as an operating activity and cash payments to tax authorities in connection with shares withheld to be classified as a financing activity. The ASU is effective for

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. The Company adopted this guidance effective January 1, 2017.
The Company prospectively recognized the excess income tax effects of awards as income tax expense or benefit in the condensed statements of operations and has elected to continue to estimate the number of share-based awards expected to vest rather than electing to account for forfeitures as they occur. In addition, the Company prospectively recognized the excess tax benefits along with other income tax cash flows as an operating activity in the condensed consolidated statements of cash flows.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” The amendments require an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using the last-in, first-out cost method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. This ASU is effective for fiscal years beginning after December 15, 2016. The Company adopted this guidance prospectively for the fiscal year beginning January 1, 2017. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
NOTE 2 — Inventories
In 2017, the Company prospectively adopted the guidance per ASU 2015-11, “Simplifying the Measurement of Inventory.” The Company previously measured its inventory at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. Based on the new guidance, the Company measures its inventory at the lower of cost or net realizable value with net realizable value being the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
The following table summarizes the components of inventory:

	March 31, 2017	December 31, 2016
Raw materials and supplies	$74,419	$65,719
Work in process	36,698	31,576
Finished goods	74,158	72,388
Total inventories, net	$185,275	$169,683
The allowances for excess and obsolete inventory was $9,041 and $10,069 at March 31, 2017 and December 31, 2016, respectively.
NOTE 3 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at December 31, 2016	$27,873	$165,520	$24,577	$217,970
Foreign currency translation adjustments and other	—	262	—	262
Goodwill acquired during the year	10,120	—	—	10,120
Balance at March 31, 2017	$37,993	$165,782	$24,577	$228,352

Accumulated goodwill impairment loss	$64,603	$—	$131,243	$195,846

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill)(1)(2):

	March 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	$8,222	$(3,309)	$8,186	$(3,132)
Patents and other	1,882	(743)	1,235	(695)
Trademarks and trade names	5,280	(2,369)	4,918	(2,198)
Customer relationships	126,845	(84,215)	119,320	(81,614)
Land use rights	12,719	(929)	12,650	(860)
Total finite-lived intangible assets	$154,948	$(91,565)	$146,309	$(88,499)
Indefinite-lived intangible assets:
Trademarks and trade names	$35,648	—	$35,633	—
Total intangible assets	$190,596	$(91,565)	$181,942	$(88,499)
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

(2)	The Company amortizes certain identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from one to 50 years.
Expense for intangible assets subject to amortization was $2,986 and $3,128 for the three months ended March 31, 2017 and 2016, respectively. The Company estimates future amortization expense for its finite-lived intangible assets as follows:

For the Year Ending December 31,
2017	$11,700
2018	10,600
2019	10,600
2020	9,000
2021	2,900
Government Grants
The Company received $145 in government grants during the first three months of 2017. The government grants are related to property, plant, and equipment and land use rights related to the expansion in China. The grants are recorded in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets and recognized into income over the useful life of the associated assets (10 to 50 years).
Government grants at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Current	$463	$446
Long-term	8,240	8,153
Total government grants	$8,703	$8,599

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 4 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of the Company’s borrowings:

	March 31, 2017	December 31, 2016
Convertible notes, due August 2018, effective interest rate of 7.9%	$231,392	$228,115
Foreign facilities	11,831	13,208
Total debt	243,223	241,323
Unamortized debt issuance costs	(948)	(1,125)
Total debt, net of unamortized debt issuance costs	242,275	240,198
Less: current maturities	(5,073)	(6,487)
Long-term debt	$237,202	$233,711

Convertible Notes
The outstanding aggregate principal amount of the Company’s 2.0% Convertible Senior Subordinated Notes due 2018 (the “Convertible Notes”) is $250,000. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance was 7.9%.
The Convertible Notes are senior subordinated unsecured obligations of the Company and are not guaranteed by any of the Company’s subsidiaries. The Convertible Notes are senior in right of payment to the Company’s future subordinated debt, equal in right of payment with the Company’s future senior subordinated debt, and are subordinated in right of payment to the Company’s existing and future senior indebtedness, including indebtedness under the Company’s existing credit agreement.
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
In accordance with ASC 815, contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the entity a choice of net-cash settlement in its own shares (physical settlement or net-share settlement). The Company concluded that the settlement terms of the convertible note hedge, capped call, and warrant transactions permit net-share settlement. As such, the convertible note hedge, capped call, and warrant transactions were recorded in equity.
Upon issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885, which was recorded as long-term debt, and an equity component of $79,115, which was initially recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represented the Company’s interest rate for similar debt instruments at that time without

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. At March 31, 2017 and December 31, 2016, the carrying amount of the liability component was $231,392 (less debt issuance costs of $948) and $228,115 (less debt issuance costs of $1,125), respectively, and the unamortized debt discount of the Convertible Notes was $18,608 and $21,885, respectively.
For the three months ended March 31, 2017 and 2016, interest expense for the Convertible Notes was $4,527 and $4,279, respectively, which included $3,277 and $3,029 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $1,250 of 2.0% cash interest for both periods. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277, with $2,303 recorded as a reduction in additional paid-in-capital. The remaining balance of $4,974 is being amortized over the term of the Convertible Notes. For the three months ended March 31, 2017 and 2016, total expense associated with the amortization of these debt issuance costs was $178 for both periods.
Prior to May 1, 2018, the Convertible Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2011 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price (currently $69.03) for the Convertible Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which, as determined following a request by a holder of Convertible Notes as provided in the bond indenture (the “Indenture”), the trading price per $1,000 principal amount of Convertible Notes for each trading day of such Measurement Period was less than 97% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate for the Convertible Notes on each such trading day; or (3) upon the occurrence of specified corporate events pursuant to the terms of the Indenture. On or after May 1, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders of the Convertible Notes may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. It is the Company’s intention to settle any excess conversion value in shares of the Company’s common stock.
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
The Company reassesses the convertibility of the Convertible Notes and the related balance sheet classification on a quarterly basis. At the end of the first quarter of 2017, events for early conversion were not met, and thus the Convertible Notes were not convertible as of and for the fiscal quarter beginning April 1, 2017. There have been no conversions as of the date of this filing.
Senior Secured Revolving Credit Facility
The Company has a five-year $450,000 senior secured revolving credit facility (the “SSRCF”) which matures on October 29, 2019. The SSRCF includes a $25,000 sub-limit for the issuance of swingline loans and a $100,000 sub-limit to be used for letters of credit. There is a foreign currency limit of $100,000 under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100,000 made by the Company’s wholly-owned subsidiaries, Chart Industries Luxembourg S.à. r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited (“Chart Asia”). The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200,000 in term loans or revolving credit commitments from its lenders.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

The Company recorded $2,869 in deferred debt issuance costs associated with the SSRCF which are being amortized over the five-year term of the SSRCF. For the three months ended March 31, 2017 and 2016, total expense associated with the amortization of these debt issuance costs was $143 for both periods.
Revolving loans under the SSRCF bear interest, at the applicable Borrower’s election, at either LIBOR or the greatest of (a) the JPMorgan prime rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%, or (c) the Adjusted LIBOR Rate (as defined in the SSRCF) for the relative interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1% (the “Adjusted Base Rate”), plus a margin that varies with the Company’s leverage ratio. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.40% of the unused revolver balance and a letter of credit participation fee equal to the daily aggregate letter of credit exposure at the rate per annum equal to the Applicable Margin for Eurocurrency Revolving Facility Borrowings (ranging from 1.5% to 2.75%, depending on the leverage ratio calculated at each fiscal quarter end). A fronting fee must be paid on each letter of credit that is issued equal to 0.125% per annum of the stated dollar amount of the letter of credit.
Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the Convertible Notes outstanding six months prior to the maturity date of the Convertible Notes and when holders of the Convertible Notes have the option to require the Company to repurchase the Convertible Notes, a maximum leverage ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0. The required leverage ratio can be relaxed on up to two occasions, upon notification to the lenders, to 3.75 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100,000 or greater. The SSRCF contains a number of other customary covenants including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, and pay dividends or distributions. At March 31, 2017, the Company was in compliance with all covenants.
As of March 31, 2017, there were no borrowings outstanding under the SSRCF. The Company had $35,478 in letters of credit and bank guarantees supported by the SSRCF, which had availability of $414,522 at March 31, 2017. The obligations under the SSRCF are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the SSRCF) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”), and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7,247) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC, Chengdu, or Wuxi under the China Facilities are guaranteed by the Company. At March 31, 2017, there were no borrowings outstanding under the revolving facility, but CCESC and CCDEC had 6.1 million Chinese yuan (equivalent to $883), and 0.8 million Chinese yuan (equivalent to $122) in bank guarantees, respectively.
CCDEC maintains an unsecured credit facility whereby CCDEC may borrow up to 30.0 million Chinese yuan (equivalent to $4,348) for working capital purposes. This credit facility is effective until May 25, 2017. At March 31, 2017, there was 15.0 million Chinese yuan (equivalent to $2,174) outstanding under this facility, bearing interest at 4.35%.
CCESC entered into a term loan during the second quarter of 2016. The term loan is secured by certain CCESC land use rights and allows for up to 86.6 million Chinese yuan (equivalent to $12,555) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At March 31, 2017, there was 66.6 million Chinese yuan (equivalent to $9,657) outstanding on this loan, bearing interest at 5.39%.
Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 125.0 million Czech koruna (equivalent to $4,944) and two secured credit facilities with capacity of up to 6.5 million euros (equivalent to $6,949). All three facilities allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under two of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit, and under one facility, Ferox must pay the letter of credit and guarantee fees equal to 0.50%. Ferox’s land, buildings, and cash collateral secure the credit facilities. As of March 31, 2017, there were bank guarantees of 141.3 million Czech koruna (equivalent to $5,589) supported by the Ferox credit facilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

Chart Luxembourg maintains an overdraft facility with $5,000 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of March 31, 2017.
Letters of Credit
In August 2016, Chart Energy & Chemicals, Inc. (“Chart E&C”), a wholly-owned subsidiary of the Company, deposited $990 in a bank outside of our credit facility to secure a letter of credit which expires in August 2021. The deposit is treated as restricted cash and restricted cash equivalents and is included in other assets in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.  In February 2017, an additional amount of $5,446 was deposited into the same bank to secure an additional letter of credit which expires in October 2017. The deposit is treated as restricted cash and restricted cash equivalents and is included in other current assets in the condensed consolidated balance sheet as of March 31, 2017.
Fair Value Disclosures
The fair value of the Convertible Notes was approximately 99% of their par value and approximately 96% of their par value as of March 31, 2017 and December 31, 2016, respectively. The Convertible Notes are actively quoted instruments and, accordingly, the fair value of the Convertible Notes was determined using Level 1 inputs as defined in Fair Value Measurements note.
NOTE 5 — Derivative Financial Instruments
The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency risk that exists as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument. The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the U.S. dollar, the euro, the Japanese yen, the Czech koruna, the Australian dollar, the British pound, the Canadian dollar, and the Chinese yuan. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Foreign currency forward contracts are measured at fair value and recorded on the condensed consolidated balance sheets as other current assets or liabilities and reported as financial assets and liabilities in the Fair Value Measurements note. Changes in their fair value are recorded in the condensed consolidated statements of operations and comprehensive (loss) income as foreign currency gains or losses. The Company’s foreign currency forward contracts are not exchange traded instruments and, accordingly, the valuation is performed using Level 2 inputs as defined in the Fair Value Measurements note. Gains or losses on settled or expired contracts are recorded in the condensed consolidated statements of operations and comprehensive (loss) income as foreign currency gains or losses.
The changes in fair value with respect to the Company’s foreign currency forward contracts generated net losses of $115 and a $148 for the three months ended March 31, 2017 and 2016, respectively.
NOTE 6 — Product Warranties
The Company provides product warranties with varying terms and durations for the majority of its products. The Company estimates its warranty reserve by considering historical and projected warranty claims, historical and projected cost-per-claim, and knowledge of specific product issues that are outside its typical experience. The Company records warranty expense in cost of sales in the condensed consolidated statements of operations. Product warranty claims not expected to occur within one year are recorded in the long-term portion of the warranty reserve in the condensed consolidated balance sheets.
The following table represents changes in the Company’s consolidated warranty reserve:

Balance at December 31, 2016	$18,271
Warranty expense	2,047
Warranty usage	(4,393)
Balance at March 31, 2017	$15,925

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 7 — Business Combinations
Hetsco, Inc. Acquisition
On January 13, 2017, the Company acquired 100% of the equity interests in Hetsco, Inc. from Global Power Equipment Group, Inc. for an estimated purchase price of $23,162, which was paid upon closing. The cash purchase price is subject to post-closing adjustments. The acquisition was accounted for in accordance with ASC Topic 805, Business Combinations. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The estimated fair value of the net assets acquired and goodwill at the date of acquisition was $13,042 and $10,120 respectively. The net assets include an estimate of $8,400 in intangible assets, which consists of customer relationships, certifications and licenses, trade names, backlog, and a non-compete agreement. The purchase price allocation is preliminary and is based on provisional fair values and subject to revision as the Company finalizes third-party valuations and other analyses. Final determination of the fair values may result in further adjustments to the value of net assets acquired.
Hetsco, Inc. is headquartered in Franklin, Indiana and provides emergency, specialty welding and construction services to natural gas processing, petrochemical, and air gas separation industries. Hetsco’s results are included in the Company’s Energy & Chemicals (“E&C”) business segment from the date of acquisition.
Contingent Consideration
The estimated fair value of contingent consideration relating to the 2015 Distribution & Storage (“D&S”) Thermax acquisition was $1,800 at the date of acquisition and was valued according to a discounted cash flow approach, which includes assumptions regarding the probability of achieving certain earnings targets and a discount rate applied to the potential payments. Potential payments may be paid between July 1, 2017 and July 1, 2019 based on the attainment of certain earnings targets. The potential payments related to Thermax contingent consideration are between $0 and $11,288.
Valuations are performed using Level 3 inputs as defined in the Fair Value Measurements note and are evaluated on a quarterly basis based on forecasted sales and earnings targets. Contingent consideration liabilities are classified as other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. Changes in fair value of contingent consideration, including accretion, are recorded as selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income.
The following table represents the changes in contingent consideration liabilities:

Balance at December 31, 2016	$1,923
Increase in fair value of contingent consideration liabilities	1
Balance at March 31, 2017	$1,924

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company’s condensed consolidated balance sheets are as follows:

	March 31, 2017
	Total	Level 2	Level 3
Foreign currency forward contracts	$7	$7	$—
Total financial assets	$7	$7	$—

Foreign currency forward contracts	$190	$190	$—
Contingent consideration liabilities	1,924	—	1,924
Total financial liabilities	$2,114	$190	$1,924

	December 31, 2016
	Total	Level 2	Level 3
Foreign currency forward contracts	$39	$39	$—
Total financial assets	$39	$39	$—

Foreign currency forward contracts	$92	$92	$—
Contingent consideration liabilities	1,923	—	1,923
Total financial liabilities	$2,015	$92	$1,923
Refer to the Derivative Financial Instruments note for further information regarding derivative financial instruments and the Business Combinations note for further information regarding contingent consideration liabilities.
NOTE 9 — Accumulated Other Comprehensive Loss
The following tables represent changes in accumulated other comprehensive loss by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2016	$(24,701)	$(10,511)	$(35,212)
Other comprehensive income	2,474	—	2,474
Amounts reclassified from accumulated other comprehensive loss, net of income taxes of $108 (1)	—	202	202
Net current-period other comprehensive income, net of taxes	2,474	202	2,676
Balance at March 31, 2017	$(22,227)	$(10,309)	$(32,536)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2015	$(12,513)	$(12,391)	$(24,904)
Other comprehensive income	6,230	—	6,230
Amounts reclassified from accumulated other comprehensive loss, net of income taxes of $134 (1)	—	250	250
Net current-period other comprehensive income, net of taxes	6,230	250	6,480
Balance at March 31, 2016	$(6,283)	$(12,141)	$(18,424)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

_______________

(1)
Amounts reclassified from accumulated other comprehensive loss were expensed and included in cost of sales ($122 and $151) and selling, general, and administrative expenses ($188 and $233) for the three months ended March 31, 2017 and 2016, respectively, in the condensed consolidated statements of operations and comprehensive (loss) income. The components in accumulated other comprehensive loss are included in the computation of net periodic pension expense as reported in the Employee Benefit Plans note.

NOTE 10 — Loss Per Share
The following table presents calculations of net loss per share of common stock:

	Three Months Ended March 31,
	2017	2016
Net loss attributable to Chart Industries, Inc.	$(2,912)	$(4,651)
Net loss attributable to Chart Industries, Inc. per common share:
Basic	$(0.09)	$(0.15)
Diluted (1)	$(0.09)	$(0.15)

Weighted average number of common shares outstanding — basic	30,698	30,568
Incremental shares issuable upon assumed conversion and exercise of share-based awards (1)	—	—
Weighted average number of common shares outstanding — diluted	30,698	30,568

(1)	Zero incremental shares from share-based awards are included in the computation of diluted net loss per share for periods in which a net loss occurs because to do so would be anti-dilutive.
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Share-based awards	1,860	1,516
Warrants	3,368	3,368
Total anti-dilutive securities	5,228	4,884
NOTE 11 — Income Taxes
The Company recorded an income tax benefit of $1,764 and expense of $88 in the first quarter of 2017 and 2016, respectively. The effective income tax rate of 37.4% for the three months ended March 31, 2017 differed from the U.S. federal statutory rate of 35% primarily due to foreign exchange losses realized upon the receipt of previously taxed income and treated as a discrete item for the quarter offset by losses incurred by certain of the Company’s Chinese operations for which no benefit was recorded and the effect of income earned by certain of the Company’s international entities operating in lower taxed jurisdictions. The effective income tax rate of negative 1.9% for the three months ended March 31, 2016 differed from the U.S. federal statutory rate of 35% primarily due to losses incurred by certain Company’s Chinese operations for which no benefit was recorded and the effect of income earned by certain of the Company’s international entities operating in lower taxed jurisdictions.
As of March 31, 2017 and December 31, 2016, the Company had a liability for gross unrecognized tax benefits of $788. This amount includes $579 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $92 and $86 for the payment of interest and penalties as of March 31, 2017 and December 31, 2016, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 12 — Employee Benefit Plans
The Company has a frozen defined benefit pension plan that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
The components of net periodic pension expense are as follows:

	Three Months Ended March 31,
	2017	2016
Interest cost	$542	$571
Expected return on plan assets	(698)	(697)
Amortization of net loss	310	384
Total net periodic pension expense	$154	$258

The Company’s funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, the Company does not expect to contribute to its defined benefit pension plan until 2018.
NOTE 13 — Share-based Compensation
During the three months ended March 31, 2017, the Company granted 324 stock options, 137 restricted stock units, 7 restricted stock, and 22 performance units. In addition, non-employee directors received 4 stock awards with a fair value of $146. During the three months ended March 31, 2017, participants in the Company’s stock option plans exercised options to purchase 1 shares of the Company’s common stock, while 5 stock options were forfeited and 2 stock options expired.
Stock options generally vest ratably over a four-year vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the achievement of certain performance conditions. During the three months ended March 31, 2017, 118 restricted stock and restricted stock units vested while 2 restricted stock units were forfeited. Also, during the three months ended March 31, 2017, 22 performance units vested. Additionally, during the three months ended March 31, 2017, 6 leveraged restricted share units vested.
Share-based compensation expense was $6,274 and $5,537 for the three months ended March 31, 2017 and 2016, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income. As of March 31, 2017, total share-based compensation of $10,736 is expected to be recognized over the weighted-average period of approximately 2.68 years.
NOTE 14 — Restructuring Activities
Due to economic conditions, including low energy prices and global competition, the Company implemented a number of cost reduction or avoidance actions, including headcount reductions and facility closures and relocations relating to the consolidation of certain of our facilities in China, Buffalo BioMedical respiratory consolidation, and relocation of the Corporate headquarters.
The following table is a summary of the severance and other restructuring charges for the first quarter ended March 31, 2017 and March 31, 2016:

	March 31, 2017	March 31, 2016
Severance:
Cost of sales	$648	$2,361
Selling, general, and administrative expenses	692	1,331
Total severance charges	$1,340	$3,692
Other restructuring:
Cost of sales	$1,826	$—
Selling, general, and administrative expenses	1,460	281
Total other restructuring charges	$3,286	$281

Total restructuring charges	$4,626	$3,973

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

The Company is closely monitoring its end markets and order rates and will continue to take appropriate and timely actions as necessary. The Company currently expects additional restructuring expenses in the remaining nine months of 2017 to be approximately $8,300 ($3,000 - E&C, $1,300 - D&S, $1,300 - BioMedical, and $2,700 - Corporate), but further actions may be required based on future business conditions.
The following tables summarize the Company’s restructuring activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of December 31, 2016	$127	$2,864	$1,308	$3,025	$7,324
Restructuring charges	426	137	2,604	1,459	4,626
Cash payments and other	(553)	(736)	(2,473)	(1,553)	(5,315)
Balance as of March 31, 2017	$—	$2,265	$1,439	$2,931	$6,635

	Three Months Ended March 31, 2016
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of December 31, 2015	$1,106	$3,446	$430	$850	$5,832
Restructuring charges	292	2,193	484	1,004	3,973
Cash payments and other	(854)	(385)	(440)	(779)	(2,458)
Balance as of March 31, 2016	$544	$5,254	$474	$1,075	$7,347

NOTE 15 — Reportable Segments
The structure of the Company’s internal organization is divided into the following reportable segments, which are also the Company’s operating segments: E&C, D&S, and BioMedical. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, and risk management.
The following table represents information for the Company’s reportable segments and its corporate function:

	Three Months Ended March 31,
	2017	2016
Sales
Energy & Chemicals	$39,867	$37,959
Distribution & Storage	113,258	107,497
BioMedical	50,970	48,301
Consolidated	$204,095	$193,757
Operating (Loss) Income
Energy & Chemicals	$(181)	$(2,198)
Distribution & Storage	11,593	9,830
BioMedical	5,000	6,652
Corporate	(16,165)	(14,247)
Consolidated	$247	$37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Sales for the three months ended March 31, 2017 were $204.1 million compared to sales of $193.8 million for the three months ended March 31, 2016, reflecting an increase of $10.3 million, or 5.3%. This increase was attributable to higher sales in all of our segments, primarily in the D&S segment. Sequentially over the fourth quarter of 2016, sales decreased $10.3 million as several European LNG projects in the D&S segment did not recur in the first quarter of 2017. Gross profit for the three months ended March 31, 2017 was $55.7 million, or 27.3% of sales, compared to $52.7 million, or 27.2% of sales, for the three months ended March 31, 2016. Gross profit increased during the first three months of 2017 mainly due to an increase in sales volume across all the segments. Energy & Chemicals (“E&C”) contributed an additional $3.0 million primarily due to improved project execution, which was partially offset by restructuring costs incurred, largely within the BioMedical segment. Gross profit for the fourth quarter of 2016 was $57.1 million or 26.6% of sales which included $0.9 million of restructuring costs.
Restructuring expenses of $4.6 million for the first three months of 2017 were recorded in cost of goods sold ($2.5 million) and selling, general, and administrative expenses (“SG&A”) ($2.1 million) as a result of our cost reduction and operating efficiency initiatives primarily related to the previously announced corporate office relocation and the Buffalo BioMedical respiratory consolidation to our Canton, Georgia facilities. SG&A was up $2.9 million or 5.8% compared to the first quarter of 2016 largely within Corporate which included restructuring charges and acceleration of share-based compensation expense for retirement eligible participants. SG&A in the fourth quarter of 2016 was $52.0 million, inclusive of $3.8 million of severance and other restructuring costs. Operating income for the three months ended March 31, 2017 was $0.2 million compared to $0.04 million for the three months ended March 31, 2016, for the reasons discussed above.
Low energy prices and significant new liquefied natural gas (“LNG”) export capacity continue to delay new LNG liquefaction opportunities, which has negatively impacted our sales and order trends over the last few years, particularly in the E&C segment. Current forecasts are for LNG supply/demand balance to be reached in 2020-2022 indicating that new LNG liquefaction projects need to go forward in the 2018 time frame to meet demand growth forecasts. In addition, global competition and customer consolidation continue to put pressure on pricing generally. Sequentially over the fourth quarter of 2016, orders were up in all three business segments. We have begun to see a rebound in order and quotation activity related to equipment for cryogenic gas plant development driven by drilling activity in the Permian and Scoop & Stack basins. In the first quarter of 2017, we received equipment orders for eight natural gas processing plants compared to zero received in the full year 2016. This increased natural gas liquids (“NGL”) production is also creating new potential opportunities for Ethylene and Propylene production plants. Orders and customer discussion for D&S equipment are improving globally but particularly in North America. We currently expect future restructuring expenses in 2017 to total approximately $8.3 million, primarily associated with the corporate office relocation and consolidation of certain facilities in China. We expect our restructuring initiatives will equate to annualized savings of approximately $10 million.

The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended March 31, 2017 and 2016 and December 31, 2016. Financial data for the three months ended December 31, 2016 has been included to provide additional information regarding our business trends on a sequential quarter basis (dollars in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016	December 31, 2016
Sales
Energy & Chemicals	$39,867	$37,959	$31,384
Distribution & Storage	113,258	107,497	133,394
BioMedical	50,970	48,301	49,594
Consolidated	$204,095	$193,757	$214,372
Gross Profit
Energy & Chemicals	$8,425	$5,471	$5,756
Distribution & Storage	30,548	29,415	34,220
BioMedical	16,687	17,815	17,122
Consolidated	$55,660	$52,701	$57,098
Gross Profit Margin
Energy & Chemicals	21.1%	14.4%	18.3%
Distribution & Storage	27.0%	27.4%	25.7%
BioMedical	32.7%	36.9%	34.5%
Consolidated	27.3%	27.2%	26.6%
SG&A Expenses
Energy & Chemicals	$7,802	$7,065	$6,128
Distribution & Storage	17,758	17,943	20,229
BioMedical	10,817	10,299	12,403
Corporate	16,050	14,229	13,289
Consolidated	$52,427	$49,536	$52,049
SG&A Expenses (% of Sales)
Energy & Chemicals	19.6%	18.6%	19.5%
Distribution & Storage	15.7%	16.7%	15.2%
BioMedical	21.2%	21.3%	25.0%
Consolidated	25.7%	25.6%	24.3%
Operating (Loss) Income (1)
Energy & Chemicals	$(181)	$(2,198)	$(883)
Distribution & Storage	11,593	9,830	12,885
BioMedical	5,000	6,652	3,847
Corporate	(16,165)	(14,247)	(13,517)
Consolidated	$247	$37	$2,332
Operating Margin
Energy & Chemicals	(0.5)%	(5.8)%	(2.8)%
Distribution & Storage	10.2%	9.1%	9.7%
BioMedical	9.8%	13.8%	7.8%
Consolidated	0.1%	—%	1.1%
_______________
(1) Includes restructuring costs of $4.6 million, ($0.4 million - E&C, $0.1 million - D&S, $2.6 million BioMedical, and $1.5 million - Corporate) and $4.0 million ($0.3 million - E&C, $2.2 million - D&S, $0.5 million BioMedical, and $1.0 million - Corporate), and $4.7 million ($0.1 million - E&C, $0.1 million - D&S, $1.4 million - BioMedical, and $3.1 million - Corporate) for the three months ended March 31, 2017 and 2016, and December 31, 2016, respectively.

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Sales
Sales for the three months ended March 31, 2017 were $204.1 million compared to $193.8 million for the three months ended March 31, 2016, reflecting an increase of $10.3 million, or 5.3% with each of the business segments showing an increase of at least 5% compared to the prior year quarter. Sales were down $10.3 million or 4.8%, sequentially, over the fourth quarter of 2016 sales of $214.4 million, for the reasons described above.
E&C segment sales increased by $1.9 million, or 5.0%, compared to the same quarter in the prior year. The increase is primarily due to the addition of our Lifecycle business which includes the results of the Hetsco acquisition in the first three months of 2017. Sequentially to the fourth quarter of 2016, sales were up $8.5 million, with improvement across the product lines.
D&S segment sales increased by $5.8 million, or 5.3%, compared to the same quarter in the prior year, with improved volume in all the regions. Sales increased in the current quarter versus the same quarter in the prior year due to a $9.6 million increase in sales for liquefied natural gas applications and a $1.5 million increase in packaged industrial gas applications, offset by a decrease of $5.4 million in bulk industrial gas applications. Sequentially to the fourth quarter of 2016, sales were down $20.1 million or 15.1%. Fourth quarter 2016 included several LNG projects in Europe, which did not recur in the first quarter of 2017.
BioMedical segment sales increased by $2.7 million, or 5.5%, compared to the same quarter in the prior year, primarily attributed to a $2.8 million increase in sales related to respiratory therapy equipment primarily outside the United States. Sequentially to the fourth quarter of 2016, sales increased $1.4 million, or 2.8%, with increases in respiratory and cryobiological sales primarily outside the United States.
Gross Profit and Margin
Gross profit for the three months ended March 31, 2017 was $55.7 million, or 27.3% of sales, versus $52.7 million, or 27.2% of sales, for the three months ended March 31, 2016, which reflected an increase of $3.0 million, while the related margin percentage increased by 0.1 percentage points. Gross profit for the fourth quarter of 2016 was $57.1 million or 26.6% of sales which included $0.9 million of restructuring costs.
E&C segment gross profit increased $3.0 million and the related margin increased 6.7 percentage points compared to the same quarter in the prior year, primarily due to our Systems business as project margins were higher due to favorable project execution. E&C segment gross profit increased $2.7 million and the related margin increased 2.8 percentage points compared sequentially to the fourth quarter of 2016; the sequential improvement is attributed to improved cost structure and favorable project mix.
D&S segment gross profit increased by $1.1 million and the related margin decreased by 0.4 percentage points compared to the same quarter in the prior year. The prior year’s first quarter included the favorable impact of an insurance settlement (approximately $1.0 million) and unfavorable restructuring expenses of $1.8 million. D&S segment gross profit decreased $3.7 million and the related margin increased 1.3 percentage points compared sequentially to the fourth quarter of 2016, largely due to improvements in our Asian operations.
BioMedical segment gross profit decreased by $1.1 million and the related margin decreased by 4.2 percentage points compared to the same quarter in the prior year as improved volume was partially offset by the impact of restructuring expenses ($2.1 million). BioMedical segment gross profit decreased $0.4 million and the related margin decreased by 1.8 percentage points, compared sequentially to the fourth quarter of 2016 which included $0.9 million of restructuring expenses.
SG&A
SG&A expenses for the three months ended March 31, 2017 were $52.4 million, or 25.7% of sales, compared to $49.5 million, or 25.6% of sales, for the three months ended March 31, 2016, representing an increase of $2.9 million. SG&A expenses related to restructuring activities for the three months ended March 31, 2017 included $2.1 million of restructuring costs primarily pertaining to the corporate office relocation and the Buffalo BioMedical respiratory consolidation, compared to $1.6 million in the first three months of 2016, which was primarily related to severance at Corporate, as well as expenses associated with the Owatonna facility closure. Additionally, SG&A expenses were higher compared to the prior year quarter primarily due to higher share-based compensation expense for retirement eligible participants. SG&A in the fourth quarter of 2016 was $52.0 million, inclusive of $3.8 million of severance and other restructuring costs. The sequential increase from the fourth quarter of 2016 to the first quarter of 2017 was $0.4 million.
E&C segment SG&A expenses increased by $0.8 million compared to the prior year period primarily due to the addition of our Lifecycle business which was new in 2016 and includes our acquisition of Hetsco in the first quarter of 2017.
D&S segment SG&A expenses decreased by $0.2 million compared to the same quarter in the prior year. D&S SG&A decreased $2.5 million compared to fourth quarter of 2016 which included higher bad debt expenses.

BioMedical segment SG&A expenses increased by $0.5 million compared to the same quarter in the prior year and included $0.5 million of restructuring expenses. BioMedical segment SG&A expenses decreased by $1.6 million compared sequentially to the fourth quarter of 2016, primarily due to higher incentives, commission expenses, and bad debt expenses in the fourth quarter of 2016.
Corporate SG&A expenses increased by $1.8 million compared to the prior year period primarily due to acceleration of retirement eligible stock compensation expense, which is higher than the comparable amounts in the prior year, and higher restructuring costs. Sequentially, expenses are up $2.7 million which includes the acceleration of retirement eligible share-based compensation expense, partially offset by lower restructuring costs compared to the fourth quarter of 2016.
Operating Income
As a result of the foregoing, operating income for the three months ended March 31, 2017 was $0.2 million, an increase of $0.2 million, or 0.1% of sales, compared to operating income of $0.04 million, or less than 0.1% of sales, for the same quarter in 2016.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended March 31, 2017 and 2016 was $4.4 million and $4.1 million, respectively. Interest expense for the three months ended March 31, 2017 included $1.3 million of 2.0% cash interest and $3.3 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For each of the three months ended March 31, 2017 and 2016, financing costs amortization was $0.3 million.
Income Tax (Benefit) Expense
Income tax benefit of $1.8 million and expense of $0.1 million for the three months ended March 31, 2017 and 2016, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 37.4% and negative 1.9%, respectively. The effective income tax rate of 37.4% for the first quarter of 2017 was higher than the U.S. federal statutory rate of 35% primarily due to foreign exchange losses realized upon the receipt of previously taxed income and treated as a discrete item for the quarter and losses incurred by certain of our Chinese operations for which no tax benefit was recorded, partially offset by the effect of income earned by certain of our international entities operating in lower taxed jurisdictions. The effective income tax rate of negative 1.9% for the three months ended March 31, 2016 differed from the U.S. federal statutory rate of 35% primarily due to losses incurred by certain of our Chinese operations for which no benefit was recorded and the effect of income earned by certain of our international entities operating in lower taxed jurisdictions.
Net Loss
As a result of the foregoing, net loss attributable to the Company for the three months ended March 31, 2017 and 2016 was $2.9 million and $4.7 million, respectively.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company’s Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes. It is the Company’s intention to settle any excess conversion value in shares of the Company’s common stock. However, the Company may elect to settle, at its discretion, any such excess value in cash, shares of the Company’s common stock, or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of the Company’s common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share. At the end of the first quarter of 2017, events for early conversion were not met; and thus, the Convertible Notes were not convertible as of, and for the fiscal quarter beginning April 1, 2017. There have been no conversions as of the date of this filing. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from cash balances or borrowings under its senior secured revolving credit facility.
Senior Secured Revolving Credit Facility: The Company has a five-year $450.0 million senior secured revolving credit facility (the “SSRCF”) which matures on October 29, 2019. The SSRCF includes a $25.0 million sub-limit for the issuance of swingline loans and a $100.0 million sub-limit to be used for letters of credit. There is a foreign currency limit of $100.0 million under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100.0 million made by the Company’s wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”), and Chart Asia Investment Company Limited. The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200.0 million in term loans or revolving credit commitments from its lenders. Loans under the SSRCF bear interest at LIBOR or the Adjusted Base Rate as defined in the Debt and Credit Arrangements note to our condensed consolidated financial statements included elsewhere in this report, plus a margin that varies with the Company’s leverage ratio. Significant financial covenants for the SSRCF include a leverage ratio and an interest ratio. As of March 31, 2017, there were no borrowings outstanding under the SSRCF. The Company had $35.5 million in letters of credit and bank guarantees supported by the SSRCF, which had availability of $414.5 million, at March 31, 2017. The Company was in compliance with all covenants, including its financial covenants at March 31, 2017.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”), and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7.2 million) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC, Chengdu, or Wuxi under the China Facilities are guaranteed by the Company. At March 31, 2017, there were no borrowings under the revolving facility, but CCESC and CCDEC had 6.1 million Chinese yuan (equivalent to $0.9 million) and 0.8 million Chinese yuan (equivalent to $0.1 million) in bank guarantees, respectively.
CCDEC maintains an unsecured credit facility whereby CCDEC may borrow up to 30.0 million Chinese yuan (equivalent to $4.3 million) for working capital purposes. This credit facility is effective until May 25, 2017. At March 31, 2017 there was 15.0 million Chinese yuan (equivalent to $2.2 million) outstanding under this facility, bearing interest at 4.35%.
CCESC entered into a term loan during the second quarter of 2016. The term loan is secured by certain CCESC land use rights and allows for up to 86.6 million Chinese yuan (equivalent to $12.6 million) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At March 31, 2017, there was 66.6 million Chinese yuan (equivalent to $9.7 million) outstanding on this loan, bearing interest at 5.39%.
Foreign Facilities – Europe: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 125.0 million Czech koruna (equivalent to $4.9 million) and two secured credit facilities with capacity of up to 6.5 million euros (equivalent to $6.9 million). All three facilities allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under two of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit, and under one facility, Ferox must pay the letter of credit and guarantee fees equal to 0.50%. Ferox’s land, buildings and cash collateral secure the credit facilities. As of March 31, 2017, there were bank guarantees of 141.3 million Czech koruna (equivalent to $5.6 million) supported by the Ferox credit facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 million in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of March 31, 2017.
Our debt and related covenants are further described in the Debt and Credit Arrangements note to our condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $243.8 million at March 31, 2017, a decrease of $38.1 million from the balance at December 31, 2016. Our foreign subsidiaries held cash of approximately $70.1 million and $72.9 million, at March 31, 2017, and December 31, 2016, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our SSRCF, and cash provided by operations will be sufficient to finance our normal working capital needs, acquisitions, and investments in properties, facilities, and equipment for the foreseeable future.

Cash provided by operating activities was $1.2 million for the three months ended March 31, 2017 compared to $38.2 million of cash provided by operating activities for the three months ended March 31, 2016. The decrease in cash provided by operations is primarily due to timing of receipts and payments for inventory, offset by the timing of cash payments from customers.
Cash used in investing activities was $31.4 million, and $5.2 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, we used $23.2 million of cash related to the Hetsco acquisition and $8.4 million for capital expenditures.
Cash used in financing activities was $3.2 million for the three months ended March 31, 2017 whereas cash provided by financing activities was $0.2 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, we borrowed 15.0 million Chinese yuan (equivalent to $2.2 million) and repaid 25.0 million Chinese yuan (equivalent to $3.6 million) on our China Facilities. We used $1.8 million for the purchase of common stock which was surrendered to cover tax withholding elections during the three months ended March 31, 2017.
Accounts Receivable and Allowance for Doubtful Accounts
Our accounts receivable, net, balance was $131.0 million at March 31, 2017 compared to $142.8 million at December 31, 2016, representing a decrease of $11.8 million. Our accounts receivable allowance was $9.9 million at March 31, 2017 and $10.2 million at December 31, 2016. The reserve includes approximately $6.5 million attributed to receivables in China in light of the economic environment and collection challenges in China.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2017. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances, and available borrowings under our credit facilities. We may repurchase a portion of our Convertible Notes on the open market from time to time to the extent permitted by our debt covenants with available cash. To the extent that we repurchase Convertible Notes, we would expect to enter into an agreement with each of the Option Counterparties to our convertible note hedge, warrant, and capped call agreements providing for the partial unwind of such agreements in a notional amount corresponding to the aggregate principal amount of Convertible Notes that we repurchase. We expect capital expenditures for the remaining nine months of 2017 to be $35.0 million to $45.0 million, which will be deployed primarily for an expansion of the brazed aluminum heat exchanger facility in La Crosse, Wisconsin, as well as cost saving improvement projects and routine maintenance across all businesses. For the remaining nine months of 2017, we contemplate the use of approximately $16.0 million to $18.0 million of cash to pay U.S. and foreign income taxes.

Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Backlog may be negatively impacted by ability or likelihood of customers to fulfill their obligations. Our backlog as of March 31, 2017 was $348.6 million compared to $342.6 million as of December 31, 2016 and $382.4 million as of March 31, 2016.
The table below represents orders received and backlog by segment for the periods indicated (dollar amounts in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016	December 31, 2016
Orders
Energy & Chemicals	$37,981	$8,774	$20,495
Distribution & Storage	119,968	139,376	114,616
BioMedical	51,744	51,109	48,891
Total	$209,693	$199,259	$184,002

	As of
	March 31, 2017	March 31, 2016	December 31, 2016
Backlog
Energy & Chemicals	$98,028	$122,648	$99,842
Distribution & Storage	224,978	239,978	218,210
BioMedical	25,550	19,819	24,571
Total	$348,556	$382,445	$342,623
E&C orders for the three months ended March 31, 2017 were $38.0 million compared to $20.5 million for the three months ended December 31, 2016 and $8.8 million for the three months ended March 31, 2016. Orders increased across product lines in E&C as we have begun to see signs of recovery in the energy related markets; orders in the first quarter of 2017 include the Bechtel FEED study for Tellurian LNG as well as equipment orders for eight natural gas processing plants. E&C backlog totaled $98.0 million at March 31, 2017, compared to $99.8 million as of December 31, 2016. Included in the E&C backlog is approximately $40 million related to the previously announced Magnolia LNG order where production release is delayed into 2018. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly year over year.
D&S orders for the three months ended March 31, 2017 were $120.0 million compared to $114.6 million for the three months ended December 31, 2016 and $139.4 million for the three months ended March 31, 2016. The increase in D&S orders from the fourth quarter of 2016 was primarily attributable to a $14.7 million increase in bulk industrial gas applications, offset by an $9.3 million decrease in orders for packaged LNG. The decrease in D&S orders when compared to the same quarter last year was primarily due to the inclusion of the AB Klaipedos nafta LNG order in the first quarter of the prior year. D&S backlog totaled $225.0 million at March 31, 2017 compared to $218.2 million as of December 31, 2016 and $240.0 million as of March 31, 2016.
BioMedical orders for the three months ended March 31, 2017 were $51.7 million compared to $48.9 million for the three months ended December 31, 2016 and $51.1 million for the three months ended March 31, 2016. The increase from the fourth quarter of 2016 in BioMedical orders was attributable increases of $1.5 million and $1.8 million in respiratory therapy applications and life sciences, respectively. BioMedical backlog at March 31, 2017 totaled $25.6 million compared to $24.6 million as of December 31, 2016 and $19.8 million as of March 31, 2016.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.

Application of Critical Accounting Policies
The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In particular, judgment is used in areas such as revenue recognition for long-term contracts, goodwill, indefinite-lived intangibles, long-lived assets, product warranty costs, and pensions. There have been no significant changes to our critical accounting policies since December 31, 2016.
Forward-Looking Statements
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue,” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:
•the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the loss of, or a significant reduction or delay in purchases by, our largest customers;

•	our ability to control our costs and successfully manage our operations;

•	fluctuations in energy prices;

•	competition in our markets;

•	the potential for negative developments in the natural gas industry related to hydraulic fracturing;

•	the impairment of our goodwill or other intangible assets;

•	degradation of our backlog as a result of modification or termination of orders;

•	our ability to successfully acquire or integrate companies that provide complementary products or technologies;

•	governmental energy policies could change, or expected changes could fail to materialize;

•	our ability to manage our fixed-price contract exposure;

•	economic downturns and deteriorating financial conditions;

•	our reliance on the availability of key supplies and services;

•	changes in government health care regulations and reimbursement policies;

•	litigation and disputes involving us, including the extent of product liability, warranty, contract, employment, intellectual property and environmental claims asserted against us;

•	fluctuations in foreign currency exchange rates and interest rates;

•	the loss of key employees;

•	general economic, political, business and market risks associated with our global operations, including collection issues related to receivables in China;

•	our warranty reserves may not adequately cover our warranty obligations;

•	technological security threats and our reliance on information systems;

•	financial distress of third parties;

•	our ability to protect our intellectual property and know-how;

•	United States Food and Drug Administration and comparable foreign regulation of our products;

•	the pricing and availability of raw materials;

•	claims that our products or processes infringe intellectual property rights of others;

•	the cost of compliance with environmental, health, and safety laws and responding to potential liabilities under these laws;

•	additional liabilities related to taxes;

•	our ability to continue our technical innovation in our product lines;

•	the underfunded status of our pension plan;

•	the risk of potential violations of the Foreign Corrupt Practices Act;

•	increased government regulation;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	disruptions in our operations due to severe weather;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	fluctuations or adjustments in the Company’s effective tax rate;

•	risks associated with our indebtedness, leverage and liquidity;

•	fluctuations in the price of our stock;

•
potential dilution to existing holders of our common stock as a result of the conversion of our Convertible Notes, and the need to utilize our cash balances and/or credit facility to fund any cash settlement related to such conversions; and

•	other factors described herein.
There may be other factors that may cause our actual results to differ materially from the forward-looking statements.
All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, the Company’s operations are exposed to fluctuations in interest rates and foreign currency values that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management.
Interest Rate Risk: The Company’s primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. Based on zero borrowings outstanding under the SSRCF as of March 31, 2017, the Company believes that interest rate exposure is not a material risk to the Company at this time.
Foreign Currency Exchange Rate Risk: The Company operates in the United States, Asia, Australia, Europe, and South America, creating exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive (loss) income as reported in the condensed consolidated statements of operations and comprehensive (loss) income. Translation exposure is primarily with the euro, the Chinese yuan, and the Japanese yen. During the first quarter of 2017, the euro, Chinese yuan, and Japanese yen decreased in relation to the U.S. dollar by 1% , 1%, and 4%, respectively. At March 31, 2017, a hypothetical further 10% strengthening of the U.S. dollar would not materially affect the Company’s financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the British pound, and the Chinese yuan. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the condensed consolidated statements of operations and comprehensive (loss) income as a component of foreign currency (gain) loss. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At March 31, 2017, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s outstanding foreign exchange forward contracts.
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
As of March 31, 2017, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2017	36,717	$36.37	—	$—
February 1 – 28, 2017	11,278	39.65	—	—
March 1 – 31, 2017	305	36.59	—	—
Total	48,300	$37.13	—	$—
During the first quarter of 2017, 48,300 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $1,793,580. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended March 31, 2017.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

10.1	Employment Agreement, dated February 13, 2017, by and between Chart Industries, Inc. and Jillian C. Evanko. * (x)

10.2	Amendment No. 1, dated December 6, 2016 to the Employment Agreement dated April 15, 2016 by and between Chart Industries, Inc. and Mary C. Cook. * (x)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (x)

32.1	Section 1350 Certification of Chief Executive Officer (xx)

32.2	Section 1350 Certification of Chief Financial Officer (xx)

101.INS	XBRL Instance Document (xxx)

101.SCH	XBRL Taxonomy Extension Schema Document (xxx)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (xxx)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (xxx)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (xxx)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (xxx)
_______________

(x)	Filed herewith.

(xx)	Furnished herewith.

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

Chart Industries, Inc.
(Registrant)

Date:	April 27, 2017	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)