Form 10-Q
period 2017-06-30
CHART INDUSTRIES INC
filed 2017-07-27
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
At July 24, 2017, there were 30,754,773 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$234,427	$281,959
Accounts receivable, less allowances of $9,667 and $10,217	154,319	142,762
Inventories, net	184,291	169,683
Unbilled contract revenue	28,963	26,736
Prepaid expenses	16,924	16,762
Other current assets	16,760	15,075
Total Current Assets	635,684	652,977
Property, plant, and equipment, net	259,791	251,049
Goodwill	228,237	217,970
Identifiable intangible assets, net	97,106	93,443
Other assets	18,491	17,643
TOTAL ASSETS	$1,239,309	$1,233,082
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$82,351	$79,953
Customer advances and billings in excess of contract revenue	72,221	74,702
Accrued salaries, wages, and benefits	33,863	41,746
Current portion of warranty reserve	11,529	15,293
Short-term debt and current portion of long-term debt	6,642	6,487
Other current liabilities	34,246	43,353
Total Current Liabilities	240,852	261,534
Long-term debt	237,894	233,711
Long-term deferred tax liabilities	4,585	4,241
Long-term portion of warranty reserve	2,893	2,978
Accrued pension liabilities	14,051	14,362
Other long-term liabilities	18,609	17,579
Total Liabilities	518,884	534,405

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 30,749,836 and 30,613,166 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	307	306
Additional paid-in capital	402,851	395,843
Retained earnings	336,199	336,328
Accumulated other comprehensive loss	(20,892)	(35,212)
Total Chart Industries, Inc. Shareholders’ Equity	718,465	697,265
Noncontrolling interests	1,960	1,412
Total Equity	720,425	698,677
TOTAL LIABILITIES AND EQUITY	$1,239,309	$1,233,082
The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$238,213	$247,095	$442,308	$440,852
Cost of sales	174,998	160,144	323,433	301,200
Gross profit	63,215	86,951	118,875	139,652
Selling, general, and administrative expenses	50,205	48,896	102,632	98,432
Amortization expense	3,075	3,116	6,061	6,244
Operating expenses	53,280	52,012	108,693	104,676
Operating income	9,935	34,939	10,182	34,976
Other expenses:
Interest expense, net	3,839	4,171	8,217	8,265
Financing costs amortization	321	321	642	642
Foreign currency loss (gain)	240	(93)	504	113
Other expenses, net	4,400	4,399	9,363	9,020
Income before income taxes	5,535	30,540	819	25,956
Income tax expense	2,203	10,977	439	11,065
Net income	3,332	19,563	380	14,891
Noncontrolling interests, net of taxes	549	(1,590)	509	(1,611)
Net income (loss) attributable to Chart Industries, Inc.	$2,783	$21,153	$(129)	$16,502
Net income (loss) attributable to Chart Industries, Inc. per common share:
Basic	$0.09	$0.69	$—	$0.54
Diluted	$0.09	$0.68	$—	$0.53
Weighted-average number of common shares outstanding:
Basic	30,727	30,582	30,711	30,575
Diluted	31,280	30,939	30,711	30,904

Comprehensive income, net of taxes	$15,006	$13,471	$14,739	$15,315
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of taxes	579	(1,708)	548	(1,705)
Comprehensive income attributable to Chart Industries, Inc., net of taxes	$14,427	$15,179	$14,191	$17,020

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$380	$14,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,481	19,186
Interest accretion of convertible notes discount	6,619	6,118
Employee share-based compensation expense	7,986	7,188
Financing costs amortization	642	642
Unrealized foreign currency transaction loss	258	349
Other non-cash operating activities	(268)	1,054
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,847)	32,529
Inventory	(17,357)	7,052
Unbilled contract revenues and other assets	6,235	30,312
Accounts payable and other liabilities	(16,587)	(39,907)
Customer advances and billings in excess of contract revenue	(3,429)	7,415
Net Cash (Used In) Provided By Operating Activities	(2,887)	86,829
INVESTING ACTIVITIES
Capital expenditures	(16,757)	(9,418)
Proceeds from sale of assets	740	—
Government grants	276	612
Acquisition of businesses, net of cash acquired	(23,162)	(1,383)
Net Cash Used In Investing Activities	(38,903)	(10,189)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	2,176	3,820
Repayments on revolving credit facilities	(5,097)	(3,816)
Borrowings on term loan	—	13,167
Repayments on term loan	—	(1,508)
Proceeds from exercise of options	861	17
Excess tax benefits from share-based compensation	—	54
Common stock repurchases	(1,843)	(643)
Net Cash (Used In) Provided By Financing Activities	(3,903)	11,091
Effect of exchange rate changes on cash	3,610	1,719
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(42,083)	89,450
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (1)	282,949	123,708
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (2)	$240,866	$213,158
_______________

(1)	Includes restricted cash of $990 at January 1, 2017 in other assets and no restricted cash at January 1, 2016.

(2)	Includes restricted cash of $6,439 ($5,445 in other current assets and $994 in other assets) at June 30, 2017 and no restricted cash at June 30, 2016.
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2017
(Dollars and shares in thousands, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents: The Company considers all investments with an initial maturity of three months or less when purchased to be cash equivalents. See the Debt and Credit Arrangements note for additional information about restricted cash and restricted cash equivalents, which is included in other current assets and other assets in the accompanying condensed consolidated balance sheets.
Recently Issued Accounting Standards: In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The FASB issued the guidance to provide clarity as to when modification accounting should be applied when there is a change to the terms or conditions of a share-based payment award in order to prevent diversity in practice. The ASU requires modification accounting to be applied unless all of the following conditions exist: (1) the fair value (or calculated value or intrinsic value, if such measurement is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such measurement is used) of the original award before the original award is modified; if the modification does not affect any of the inputs to the valuation, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award before it was modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award before it was modified. The guidance will be applied prospectively for annual periods and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, and disclosures.
In March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires companies with sponsored defined benefit pension and/or other postretirement benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs. The other components of net periodic benefit cost will be presented separately and not included in operating income. In addition, only service costs are eligible to be capitalized as an asset. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and the guidance will generally be applied retrospectively, whereas the capitalization of the service cost component will be applied prospectively. Early adoption is permitted with all of the amendments adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, and disclosures.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The FASB issued the update to require the recognition of lease assets and lease liabilities on the balance sheet of lessees. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company expects adoption to increase the assets and liabilities recorded on its condensed consolidated balance sheet and increase the level of disclosures related to leases. The Company also expects that adoption of the new standard will require changes to its internal controls to support recognition and disclosure requirements under the new standard. The Company is currently assessing the effect that the ASU will have on the Company’s condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and subsequently issued additional guidance that modified ASU 2014-09. ASU 2014-09 and the subsequent modifications are identified as “Accounting Standards Codification (“ASC”) 606.” ASC 606 replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and provides for expanded disclosure requirements. The update requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. ASC 606 becomes effective for fiscal years beginning after December 15, 2017. The Company plans to adopt ASC 606 as of January 1, 2018 and has developed an implementation plan to adopt ASC 606 using the modified retrospective approach through a cumulative adjustment to equity.
As part of the implementation plan, the Company has identified its revenue streams and is in the process of performing contract reviews to assess the impact of ASC 606 on its results of operations. The Company expects to complete the contract reviews in the near future. While the Company continues to assess all impacts of the accounting change, the Company currently believes that the most significant impact will relate to the timing of revenue recognition. In addition, the Company is in the process of identifying appropriate changes to its accounting policies, information technology systems, business processes, and related internal controls to support recognition and disclosure requirements under the new standard. The Company expects to design any necessary changes to its business processes, controls and systems in the near future and implement the changes over the remainder of 2017.
Recently Adopted Accounting Standards: In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The FASB issued the update to clarify how restricted cash or restricted cash equivalents should be presented in the statement of cash flows. The Company early adopted the amendments provided in ASU 2016-18 effective January 1, 2017 as reflected in these condensed consolidated financial statements to provide financial statement users with more transparent disclosure about restricted cash and restricted cash equivalents. The amendments were applied using a retrospective transition method to each period presented. There was no impact on the condensed consolidated statements of cash flows for the six months ended June 30, 2016, because there was no restricted cash or restricted cash equivalents at the beginning and end of this period. The cash, cash equivalents, restricted cash, and restricted cash equivalents balance included $6,439 and $990 of restricted cash and restricted cash equivalents at June 30, 2017 and December 31, 2016, respectively. Restricted cash and restricted

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

cash equivalents are included in other current assets and other assets in the accompanying condensed consolidated balance sheets at June 30, 2017 and December 31, 2016.
In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The FASB issued the update to change certain aspects of accounting for share-based payments to employees. The update eliminated additional paid-in-capital pools and requires all income tax effects of awards to be recognized in the statements of operations when the awards vest or settle. The Company prospectively recognized the excess income tax effects of awards as income tax expense or benefit in the condensed statements of operations and has elected to continue to estimate the number of share-based awards expected to vest rather than electing to account for forfeitures as they occur. In addition, the Company prospectively recognized the excess tax benefits along with other income tax cash flows as an operating activity in the condensed consolidated statements of cash flows. The Company adopted this guidance effective January 1, 2017. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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
NOTE 2 — Inventories
In January 2017, the Company prospectively adopted the guidance per ASU 2015-11, “Simplifying the Measurement of Inventory.” The Company previously measured its inventory at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. Based on the new guidance, the Company measures its inventory at the lower of cost or net realizable value with net realizable value being the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
The following table summarizes the components of inventory:

	June 30, 2017	December 31, 2016
Raw materials and supplies	$72,692	$65,719
Work in process	33,369	31,576
Finished goods	78,230	72,388
Total inventories, net	$184,291	$169,683
The allowances for excess and obsolete inventory was $9,370 and $10,069 at June 30, 2017 and December 31, 2016, respectively.
NOTE 3 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at December 31, 2016	$27,873	$165,520	$24,577	$217,970
Foreign currency translation adjustments and other	—	1,522	(104)	1,418
Goodwill acquired during the year	8,849	—	—	8,849
Balance at June 30, 2017	$36,722	$167,042	$24,473	$228,237

Accumulated goodwill impairment loss at June 30, 2017 and December 31, 2016	$64,603	$—	$131,243	$195,846

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill)(1)(2):

	June 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Unpatented technology	$8,392	$(3,566)	$8,186	$(3,132)
Patents and other	1,394	(444)	1,235	(695)
Trademarks and trade names	5,317	(2,572)	4,918	(2,198)
Customer relationships	125,372	(84,454)	119,320	(81,614)
Land use rights	12,953	(1,010)	12,650	(860)
Total finite-lived intangible assets	$153,428	$(92,046)	$146,309	$(88,499)
Indefinite-lived intangible assets:
Trademarks and trade names	$35,724	—	$35,633	—
Total intangible assets	$189,152	$(92,046)	$181,942	$(88,499)
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

(2)	The Company amortizes certain identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from one to 50 years.
Expense for intangible assets subject to amortization was $3,075 and $3,116 for the three months ended June 30, 2017 and 2016, respectively, and $6,061 and $6,244 for the six months ended June 30, 2017 and 2016, respectively. The Company estimates future amortization expense for its current finite-lived intangible assets as follows:

For the Year Ending December 31,
2017	$11,700
2018	10,700
2019	10,600
2020	9,100
2021	3,000
Government Grants
The Company received $276 in government grants during the first six months of 2017. The government grants are related to property, plant, and equipment and land use rights related to expansion in China. The grants are recorded in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets and recognized into income over the useful life of the associated assets (10 to 50 years).
Government grants at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Current	$472	$446
Long-term	8,300	8,153
Total government grants	$8,772	$8,599

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 4 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of the Company’s borrowings:

	June 30, 2017	December 31, 2016
Convertible notes, due August 2018, effective interest rate of 7.9%	$234,734	$228,115
Foreign facilities	10,572	13,208
Total debt	245,306	241,323
Unamortized debt issuance costs	(770)	(1,125)
Total debt, net of unamortized debt issuance costs	244,536	240,198
Less: current maturities	(6,642)	(6,487)
Long-term debt	$237,894	$233,711

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
Upon issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885, which was recorded as long-term debt, and an equity component of $79,115, which was initially recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represented the Company’s interest rate for similar debt instruments at that time without

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. At June 30, 2017 and December 31, 2016, the carrying amount of the liability component was $234,734 (less debt issuance costs of $770) and $228,115 (less debt issuance costs of $1,125), respectively, and the unamortized debt discount of the Convertible Notes was $15,266 and $21,885, respectively.
For the three months ended June 30, 2017 and 2016, interest expense for the Convertible Notes was $4,592 and $4,339, respectively, which included $3,342 and $3,089 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $1,250 of cash interest for both periods. For the six months ended June 30, 2017 and 2016, interest expense for the Convertible Notes was $9,119 and $8,618, respectively, which included $6,619 and $6,118 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $2,500 of 2.0% cash interest for both periods. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277, with $2,303 recorded as a reduction in additional paid-in-capital. The remaining balance of $4,974 is being amortized over the term of the Convertible Notes. For the three months ended June 30, 2017 and 2016, total expense associated with the amortization of these debt issuance costs was $178 for both periods. For the six months ended June 30, 2017 and 2016, total expense associated with the amortization of these debt issuance costs was $355 for both periods.
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
The Company reassesses the convertibility of the Convertible Notes and the related balance sheet classification on a quarterly basis. At the end of the second quarter of 2017, events for early conversion were not met, and thus the Convertible Notes were not convertible as of and for the fiscal quarter beginning July 1, 2017. There have been no conversions as of the date of this filing.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

facility permits borrowings up to $100,000 made by the Company’s wholly-owned subsidiaries, Chart Industries Luxembourg S.à. r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited (“Chart Asia”). The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200,000 in term loans or revolving credit commitments from its lenders.
The Company recorded $2,869 in deferred debt issuance costs associated with the SSRCF which are being amortized over the five-year term of the SSRCF. For the three months ended June 30, 2017 and 2016, total expense associated with the amortization of these debt issuance costs was $143 for both periods. For the six months ended June 30, 2017 and 2016, the related financing costs amortization was $287 for both periods.
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
Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the Convertible Notes outstanding six months prior to the maturity date of the Convertible Notes and when holders of the Convertible Notes have the option to require the Company to repurchase the Convertible Notes, a maximum leverage ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0. The required leverage ratio can be relaxed on up to two occasions, upon notification to the lenders, to 3.75 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100,000 or greater. The SSRCF contains a number of other customary covenants including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, and pay dividends or distributions. At June 30, 2017, the Company was in compliance with all covenants.
As of June 30, 2017, there were no borrowings outstanding under the SSRCF. The Company had $33,528 in letters of credit and bank guarantees supported by the SSRCF, which had availability of $416,472 at June 30, 2017. The obligations under the SSRCF are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the SSRCF) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”), and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7,381) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC, Chengdu, or Wuxi under the China Facilities are guaranteed by the Company. At June 30, 2017, there were no borrowings outstanding under the revolving facility, but CCESC and CCDEC had 2.3 million Chinese yuan (equivalent to $341), and 0.05 million Chinese yuan (equivalent to $7) in bank guarantees, respectively.
CCDEC maintains an unsecured credit facility whereby CCDEC may borrow up to 30.0 million Chinese yuan (equivalent to $4,428) for working capital purposes. At June 30, 2017, there was 15.0 million Chinese yuan (equivalent to $2,213) outstanding under this facility, bearing interest at 4.35%. CCDEC was negotiating new terms of this facility including a new maturity date as of the end of the second quarter of 2017.
CCESC entered into a term loan during the second quarter of 2016. The term loan is secured by certain CCESC land use rights and allows for up to 86.6 million Chinese yuan (equivalent to $12,787) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At June 30, 2017, there was 56.6 million Chinese yuan (equivalent to $8,359) outstanding on this loan, bearing interest at 5.39%.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 125.0 million Czech koruna (equivalent to $5,445) and two secured credit facilities with capacity of up to 5.6 million euros (equivalent to $6,366). All three facilities allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under two of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit, and under one facility, Ferox must pay the letter of credit and guarantee fees equal to 0.50%. Ferox’s land, buildings, and cash collateral secure the credit facilities. As of June 30, 2017, there were bank guarantees of 158.2 million Czech koruna (equivalent to $6,892) supported by the Ferox credit facilities.
Chart Luxembourg maintains an overdraft facility with $5,000 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of June 30, 2017.
Letters of Credit
In August 2016, Chart Energy & Chemicals, Inc. (“Chart E&C”), a wholly-owned subsidiary of the Company, deposited $990 in a bank outside of our credit facility to secure a letter of credit which expires in August 2021. In February 2017, an additional amount of $5,445 was deposited into the same bank to secure an additional letter of credit which expires in October 2017. The deposit is treated as restricted cash and restricted cash equivalents in the condensed consolidated balance sheets ($5,445 in other current assets and $994 in other assets at June 30, 2017 and $990 in other assets at December 31, 2016).
Fair Value Disclosures
The fair value of the Convertible Notes was approximately 99% of their par value and approximately 96% of their par value as of June 30, 2017 and December 31, 2016, respectively. The Convertible Notes are actively quoted instruments and, accordingly, the fair value of the Convertible Notes was determined using Level 1 inputs as defined in Fair Value Measurements note.
NOTE 5 — Derivative Financial Instruments
The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency risk that exists as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument. The Company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the U.S. dollar, the euro, the Japanese yen, the Czech koruna, the Australian dollar, the British pound, the Canadian dollar, and the Chinese yuan. The Company’s foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Foreign currency forward contracts are measured at fair value and recorded on the condensed consolidated balance sheets as other current assets or liabilities and reported as financial assets and liabilities in the Fair Value Measurements note. Changes in their fair value are recorded in the condensed consolidated statements of operations and comprehensive income as foreign currency gains or losses. The Company’s foreign currency forward contracts are not exchange traded instruments and, accordingly, the valuation is performed using Level 2 inputs as defined in the Fair Value Measurements note. Gains or losses on settled or expired contracts are recorded in the condensed consolidated statements of operations and comprehensive income as foreign currency gains or losses.
The changes in fair value with respect to the Company’s foreign currency forward contracts generated net gains of $317 and$50 for the three months ended June 30, 2017 and 2016, respectively. The changes in fair value with respect to the Company’s foreign currency forward contracts generated a net gain of $202 and a net loss of $98 for the six months ended June 30, 2017 and 2016, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2017
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
The following table represents changes in the Company’s consolidated warranty reserve:

Balance at December 31, 2016	$18,271
Warranty expense	3,991
Warranty usage	(7,840)
Balance at June 30, 2017	$14,422
NOTE 7 — Business Combinations
Hudson Products Acquisition
On June 30, 2017, Chart Industries, Inc. (“Chart”) and Chart Sully Corporation, a wholly owned subsidiary of Chart (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RCHPH Holdings, Inc. (“Hudson Products”), a privately held company based in Beasley, Texas, and R/C Hudson Holdings, L.P., solely in its capacity as the Initial Holder Representative under the Merger Agreement. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Hudson Products, with Hudson Products surviving the merger as a wholly owned subsidiary of Chart (the “Acquisition”).
The Acquisition purchase price is $410,000 on a cash-free, debt-free basis and subject to a working capital adjustment. The Acquisition will be funded by Chart’s available cash on hand and borrowings under its SSRCF.
The Merger Agreement provides for customary representations, warranties, covenants and agreements, including, among others, that each of the parties to the Merger Agreement will use commercially reasonable efforts to complete the Acquisition, that Hudson Products will conduct its business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and consummation of the Acquisition, and that Hudson Products will not engage in certain kinds of transactions during such period.
The Merger Agreement also contains customary termination provisions, including a provision that the Merger Agreement may be terminated by either Chart or Hudson Products if the Acquisition has not been completed by March 31, 2018; provided, however, that such right to terminate the Merger Agreement is not available to any party whose breach of any provision of the Merger Agreement results in the failure of the Acquisition to be completed. The completion of the Acquisition is subject to the satisfaction of certain customary closing conditions, including, among other things, the expiration or termination of waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976. The Acquisition has been approved by the shareholders of Hudson Products pursuant to a written consent delivered to Hudson Products and Chart.
The Acquisition is expected to be completed in the third quarter of 2017 and will be included in the Company’s Energy & Chemicals (“E&C”) segment.
Other than with respect to the Acquisition as described herein, there are no material relationships between Chart or its affiliates and Hudson Products.
For further details regarding the Acquisition, see the Company’s Current Report on Form 8-K, dated June 30, 2017.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

Hetsco, Inc. Acquisition
On January 13, 2017, the Company acquired 100% of the equity interests in Hetsco, Inc. from Global Power Equipment Group, Inc. for an estimated purchase price of $23,162, which was paid upon closing. The purchase price allocation reported at March 31, 2017 was preliminary and was based on provisional fair values. During the second quarter, the Company received revised third-party valuations, performed other analyses and recorded $380 in accounts receivable for post-closing adjustments, which resulted in an adjusted net purchase price of $22,782. The post-closing adjustments and revised fair values resulted in the following adjustments to the net assets acquired, as previously reported at March 31, 2017:

	June 30, 2017	Adjustments	As Previously Reported March 31, 2017
Goodwill	$8,849	$(1,271)	$10,120
Identifiable intangible assets	9,240	840	8,400
Other net assets	4,693	51	4,642
Net assets acquired	$22,782	$(380)	$23,162
The acquisition was accounted for in accordance with ASC Topic 805, Business Combinations. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Further analyses and post-close adjustments may result in additional adjustments to the value of net assets acquired.
Hetsco, Inc. is headquartered in Franklin, Indiana and provides emergency, specialty welding and construction services to natural gas processing, petrochemical, and air gas separation industries. Hetsco’s results are included in the Company’s E&C segment from the date of acquisition.
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
Valuations are performed using Level 3 inputs as defined in the Fair Value Measurements note and are evaluated on a quarterly basis based on forecasted sales and earnings targets. Contingent consideration liabilities are classified as other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. Changes in fair value of contingent consideration, including accretion, are recorded as selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
The following table represents the changes in contingent consideration liabilities:

Balance at December 31, 2016	$1,923
Decrease in fair value of contingent consideration liabilities	(1,622)
Balance at June 30, 2017	$301
For the three and six months ended June 30, 2017, the fair value of contingent consideration decreased by $1,623 and $1,622, respectively. The decrease during the three months ended June 30, 2017 was primarily driven by economic circumstances that significantly reduced the likelihood of achieving certain earnings targets for the duration of the remaining potential payout period. For both the three months and six months ended June 30, 2016, the fair value of contingent consideration increased by $47.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2017
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
Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company’s condensed consolidated balance sheets are as follows:

	June 30, 2017
	Total	Level 2	Level 3
Foreign currency forward contracts	$163	$163	$—
Total financial assets	$163	$163	$—

Foreign currency forward contracts	$15	$15	$—
Contingent consideration liabilities	301	—	301
Total financial liabilities	$316	$15	$301

	December 31, 2016
	Total	Level 2	Level 3
Foreign currency forward contracts	$39	$39	$—
Total financial assets	$39	$39	$—

Foreign currency forward contracts	$92	$92	$—
Contingent consideration liabilities	1,923	—	1,923
Total financial liabilities	$2,015	$92	$1,923
Refer to the Derivative Financial Instruments note for further information regarding derivative financial instruments and the Business Combinations note for further information regarding contingent consideration liabilities.
NOTE 9 — Accumulated Other Comprehensive Loss
The following tables represent changes in accumulated other comprehensive loss by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at March 31, 2017	$(22,227)	$(10,309)	$(32,536)
Other comprehensive income	11,443	—	11,443
Amounts reclassified from accumulated other comprehensive loss, net of income taxes of $109 (1)	—	201	201
Net current-period other comprehensive income, net of taxes	11,443	201	11,644
Balance at June 30, 2017	$(10,784)	$(10,108)	$(20,892)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at March 31, 2016	$(6,283)	$(12,141)	$(18,424)
Other comprehensive loss	(6,223)	—	(6,223)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes of $135 (1)	—	249	249
Net current-period other comprehensive (loss) income, net of taxes	(6,223)	249	(5,974)
Balance at June 30, 2016	$(12,506)	$(11,892)	$(24,398)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2016	$(24,701)	$(10,511)	$(35,212)
Other comprehensive income	13,917	—	13,917
Amounts reclassified from accumulated other comprehensive loss, net of income taxes of $217 (2)	—	403	403
Net current-period other comprehensive income, net of taxes	13,917	403	14,320
Balance at June 30, 2017	$(10,784)	$(10,108)	$(20,892)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2015	$(12,513)	$(12,391)	$(24,904)
Other comprehensive income	7	—	7
Amounts reclassified from accumulated other comprehensive loss, net of income taxes of $269 (2)	—	499	499
Net current-period other comprehensive income, net of taxes	7	499	506
Balance at June 30, 2016	$(12,506)	$(11,892)	$(24,398)
_______________

(1)
Amounts reclassified from accumulated other comprehensive loss were expensed and included in cost of sales ($122 and $151) and selling, general, and administrative expenses ($188 and $233) for the three months ended June 30, 2017 and 2016, respectively, in the condensed consolidated statements of operations and comprehensive income. The components in accumulated other comprehensive loss are included in the computation of net periodic pension expense as reported in the Employee Benefit Plans note.

(2)
Amounts reclassified from accumulated other comprehensive loss were expensed and included in cost of sales ($244 and $302) and selling, general, and administrative expenses ($376 and $466) for the six months ended June 30, 2017 and 2016, respectively, in the condensed consolidated statements of operations and comprehensive income. The components in accumulated other comprehensive loss are included in the computation of net periodic pension expense as reported in the Employee Benefit Plans note.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 10 — Earnings (Loss) Per Share
The following table presents calculations of net income (loss) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to Chart Industries, Inc.	$2,783	$21,153	$(129)	$16,502
Net income (loss) attributable to Chart Industries, Inc. per common share:
Basic	$0.09	$0.69	$—	$0.54
Diluted (1)	$0.09	$0.68	$—	$0.53

Weighted average number of common shares outstanding — basic	30,727	30,582	30,711	30,575
Incremental shares issuable upon assumed conversion and exercise of share-based awards (1)	553	357	—	329
Weighted average number of common shares outstanding — diluted	31,280	30,939	30,711	30,904

(1)	Zero incremental shares from share-based awards are included in the computation of diluted net loss per share for periods in which a net loss occurs because to do so would be anti-dilutive.
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Share-based awards	695	525	1,737	763
Warrants	3,368	3,368	3,368	3,368
Total anti-dilutive securities	4,063	3,893	5,105	4,131
NOTE 11 — Income Taxes
The Company recorded income tax expense of $2,203 and $10,977 in the three months ended June 30, 2017 and 2016, respectively. The Company recorded income tax expense of $439 and $11,065 in the six months ended June 30, 2017 and 2016, respectively. The effective income tax rate of 39.8% and 53.6% for the three and six months ended June 30, 2017 differed from the U.S. federal statutory rate of 35% primarily due to losses incurred by certain of the Company’s Chinese operations for which no benefit was recorded, partially offset by foreign exchange losses realized upon the receipt of previously taxed income, and the effect of income earned by certain of the Company’s international entities operating in lower taxed jurisdictions. The effective income tax rate of 35.9% and 42.6% for the three and six months ended June 30, 2016 differed from the U.S. federal statutory rate of 35% primarily due to losses incurred by certain Company’s Chinese operations for which no benefit was recorded.
As of both June 30, 2017 and December 31, 2016, the Company has a liability for gross unrecognized tax benefits of $788. This amount includes $579 of unrecognized tax benefits as of June 30, 2017, which, if ultimately recognized, would reduce the Company’s annual effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company accrued approximately $98 and $86 for the payment of interest and penalties as of June 30, 2017 and December 31, 2016, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 12 — Employee Benefit Plans
The Company has a frozen defined benefit pension plan that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
The components of net periodic pension expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$542	$571	$1,084	$1,142
Expected return on plan assets	(698)	(697)	(1,396)	(1,394)
Amortization of net loss	310	384	620	768
Total net periodic pension expense	$154	$258	$308	$516

The Company’s funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, the Company does not expect to contribute to its defined benefit pension plan until 2018.
NOTE 13 — Share-based Compensation
During the six months ended June 30, 2017, the Company granted 324 stock options, 143 restricted stock units, 7 shares of restricted stock, and 22 performance units. In addition, non-employee directors received 9 stock awards with a fair value of $317. During the six months ended June 30, 2017, participants in the Company’s stock option plans exercised options to purchase 34 shares of the Company’s common stock, while 68 stock options were forfeited and 8 stock options expired.
Stock options generally vest ratably over a four-year vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the achievement of certain performance conditions. During the six months ended June 30, 2017, 121 shares of restricted stock and restricted stock units vested while 20 restricted stock units were forfeited. Also, during the six months ended June 30, 2017, 22 performance units vested while 8 performance units were forfeited. Additionally, during the six months ended June 30, 2017, 6 leveraged restricted share units vested.
Share-based compensation expense was $1,712 and $1,651 for the three months ended June 30, 2017 and 2016, respectively. Share-based compensation expense was $7,986 and $7,188 for the six months ended June 30, 2017 and 2016, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income. As of June 30, 2017, total share-based compensation of $8,651 is expected to be recognized over the weighted-average period of approximately 2.4 years.
On May 25, 2017, the Company held its annual meeting of stockholders. At the annual meeting, the Company’s stockholders approved the Chart Industries, Inc. 2017 Omnibus Equity Plan (the “2017 Omnibus Equity Plan”). As described in the Company’s definitive proxy statement for the annual meeting, the Company’s directors, officers and employees (including its principal executive officer, principal financial officer and other “named executive officers”) are eligible to be granted awards under the 2017 Omnibus Equity Plan.
NOTE 14 — Restructuring Activities
Due to economic conditions the Company has implemented a number of cost reduction or avoidance actions, including headcount reductions and facility closures and relocations relating to the consolidation of certain of our facilities in China, Buffalo BioMedical respiratory consolidation, and relocation of the corporate headquarters. The Buffalo Biomedical respiratory facility consolidation into Canton, Georgia, was completed during the first quarter of 2017. The E&C Wuxi, China facility consolidation was completed during the second quarter of 2017, and the D&S China facility consolidation is expected to be completed by the end of 2017. Our corporate headquarters move from Cleveland, Ohio to Canton, Georgia is substantially complete. The remainder of the corporate headquarters transition is expected to be finalized in the third quarter of 2017, and the Company’s Cleveland headquarters lease commitment ends December 2017.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

The following table is a summary of the severance and other restructuring costs, which included employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other, for the three months and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Severance:
Cost of sales	$31	$981	$679	$3,342
Selling, general, and administrative expenses	1,155	1,008	1,847	2,339
Total severance costs	$1,186	$1,989	$2,526	$5,681
Other restructuring:
Cost of sales	$1,968	$—	$3,794	$—
Selling, general, and administrative expenses	1,888	35	3,348	317
Total other restructuring costs	$3,856	$35	$7,142	$317

Total restructuring costs	$5,042	$2,024	$9,668	$5,998
The Company is closely monitoring its end markets and order rates and will continue to take appropriate and timely actions as necessary. The Company currently expects additional restructuring costs in the remaining six months of 2017 to be approximately $2,900 ($200 - E&C, $1,300 - D&S, $400 - BioMedical, and $1,000 - Corporate), but further actions may be required based on future business conditions.
The following tables summarize the Company’s restructuring activities for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of March 31, 2017	$—	$2,265	$1,439	$2,931	$6,635
Restructuring costs	1,657	300	1,407	1,678	5,042
Cash payments	(1,657)	(700)	(1,999)	(3,116)	(7,472)
Balance as of June 30, 2017	$—	$1,865	$847	$1,493	$4,205

	Three Months Ended June 30, 2016
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of March 31, 2016	$544	$5,254	$474	$1,075	$7,347
Restructuring costs	369	1,618	37	—	2,024
Cash payments	(369)	(2,076)	(143)	(799)	(3,387)
Balance as of June 30, 2016	$544	$4,796	$368	$276	$5,984

	Six Months Ended June 30, 2017
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of December 31, 2016	$127	$2,864	$1,308	$3,025	$7,324
Restructuring costs	2,083	437	4,011	3,137	9,668
Cash payments	(2,210)	(1,436)	(4,472)	(4,669)	(12,787)
Balance as of June 30, 2017	$—	$1,865	$847	$1,493	$4,205

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

	Six Months Ended June 30, 2016
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of December 31, 2015	$1,106	$3,446	$430	$850	$5,832
Restructuring costs	662	3,811	521	1,004	5,998
Cash payments	(1,224)	(2,461)	(583)	(1,578)	(5,846)
Balance as of June 30, 2016	$544	$4,796	$368	$276	$5,984
NOTE 15 — Reportable Segments
The structure of the Company’s internal organization is divided into the following reportable segments, which are also the Company’s operating segments: E&C, D&S, and BioMedical. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, and risk management.
The following table represents information for the Company’s reportable segments and its corporate function:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales
Energy & Chemicals	$40,018	$61,195	$79,885	$99,154
Distribution & Storage	137,518	129,600	250,776	237,097
BioMedical	60,677	56,300	111,647	104,601
Consolidated	$238,213	$247,095	$442,308	$440,852
Operating Income (Loss)
Energy & Chemicals	$(2,568)	$22,124	$(2,749)	$19,926
Distribution & Storage	16,577	13,005	28,170	22,835
BioMedical	9,848	10,552	14,848	17,204
Corporate	(13,922)	(10,742)	(30,087)	(24,989)
Consolidated	$9,935	$34,939	$10,182	$34,976

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Chart Industries, Inc. and its consolidated subsidiaries (the “Company,” “Chart,” “we,” “us,” or “our”) is a leading diversified global manufacturer of highly engineered equipment for the industrial gas, energy, and biomedical industries. Our equipment and engineered systems are primarily used for low-temperature and cryogenic applications utilizing our expertise in cryogenic systems and equipment which operate at low temperatures sometimes approaching absolute zero (0 Kelvin; -273° Centigrade; -459° Fahrenheit).
Second Quarter and Year-to-date 2017 Highlights
Our consolidated results for the second quarter 2017 were highlighted by our improving run-rate cost structure, sequential order growth of 20% and sales growth of 17% over the first quarter of 2017, and selling, general, and administrative expenses (“SG&A”) reduced by $2.2 million from the first quarter of 2017, resulting from previously announced restructuring actions. Furthermore, we announced our entrance into an agreement to acquire RCHPH Holdings, Inc. (“Hudson Products”) for $410 million which adds end-market diversification and expanded after-market revenue to our Energy & Chemicals (“E&C”) segment. This acquisition is expected to close in the third quarter of 2017 following satisfaction of customary closing conditions, including receipt of required regulatory approvals.
Year-to-date order and quotation activity across our three segments continues to improve in particular related to equipment for cryogenic gas plant development, which has generated eleven related orders year-to-date compared to zero in 2016.  Natural gas demand is driving new gas transmission pipelines in West Texas and the Northeast Marcellus shale creating additional opportunity for air cooled heat exchangers. Distribution & Storage (“D&S”) order strength came from Asia LNG applications for on-site power generation and LNG distribution, as well as continued strength in the U.S. packaged gas for use in the industrial gas, medical supply, LNG vehicle tank and beverage CO2 applications. BioMedical orders are driven by cryobiological equipment demand and the demand for oxygen concentrators globally.
Outlook
Our 2017 full year outlook reflects continued tempered energy prices and the addition of Hetsco to our Lifecycle business. Our current forecast of LNG supply / demand balance to be reached in the 2022-2023 time frame suggests new LNG liquefaction projects would need to go forward in the 2018-2019 time frame to meet demand growth forecasts.
We continue to invest in our automation, process improvement, and productivity activities across the Company, with anticipated 2017 capital investment between $35 million and $45 million. This is inclusive of capacity expansion in our La Crosse, Wisconsin facility which is expected to be complete mid-2018.
We expect full year restructuring costs to total $12.6 million of which $9.7 million has been incurred in the first half of the year.  The remaining restructuring costs relate to the corporate office relocation from Cleveland, Ohio to Canton, Georgia and consolidation of certain facilities in China. We expect the 2017 restructuring actions to provide annualized run rate savings of $10 million beginning with the first full year of savings in 2018.

Consolidated Results for the Three Months Ended June 30, 2017 and 2016, and March 31, 2017
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended June 30, 2017 and 2016 and March 31, 2017. Financial data for the three months ended March 31, 2017 has been included to provide additional information regarding our business trends on a sequential quarter basis (dollars in thousands):
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Quarter		Current Quarter vs. Prior Sequential Quarter
	June 30, 2017	June 30, 2016	March 31, 2017	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Energy & Chemicals	$40,018	$61,195	$39,867	$(21,177)	(34.6)%	$151	0.4%
Distribution & Storage	137,518	129,600	113,258	7,918	6.1%	24,260	21.4%
BioMedical	60,677	56,300	50,970	4,377	7.8%	9,707	19.0%
Consolidated	$238,213	$247,095	$204,095	$(8,882)	(3.6)%	$34,118	16.7%
Gross Profit
Energy & Chemicals	$5,327	$31,873	$8,425	$(26,546)	(83.3)%	$(3,098)	(36.8)%
Distribution & Storage	35,327	33,230	30,548	2,097	6.3%	4,779	15.6%
BioMedical	22,561	21,848	16,687	713	3.3%	5,874	35.2%
Consolidated	$63,215	$86,951	$55,660	$(23,736)	(27.3)%	$7,555	13.6%
Gross Profit Margin
Energy & Chemicals	13.3%	52.1%	21.1%
Distribution & Storage	25.7%	25.6%	27.0%
BioMedical	37.2%	38.8%	32.7%
Consolidated	26.5%	35.2%	27.3%
SG&A Expenses
Energy & Chemicals	$7,414	$9,180	$7,802	$(1,766)	(19.2)%	$(388)	(5.0)%
Distribution & Storage	16,924	18,596	17,758	(1,672)	(9.0)%	(834)	(4.7)%
BioMedical	11,874	10,388	10,817	1,486	14.3%	1,057	9.8%
Corporate	13,993	10,732	16,050	3,261	30.4%	(2,057)	(12.8)%
Consolidated	$50,205	$48,896	$52,427	$1,309	2.7%	$(2,222)	(4.2)%
SG&A Expenses (% of Sales)
Energy & Chemicals	18.5%	15.0%	19.6%
Distribution & Storage	12.3%	14.3%	15.7%
BioMedical	19.6%	18.5%	21.2%
Consolidated	21.1%	19.8%	25.7%
Operating Income (Loss)(1)
Energy & Chemicals	$(2,568)	$22,124	$(181)	$(24,692)	(111.6)%	$(2,387)	1,318.8%
Distribution & Storage	16,577	13,005	11,593	3,572	27.5%	4,984	43.0%
BioMedical	9,848	10,552	5,000	(704)	(6.7)%	4,848	97.0%
Corporate	(13,922)	(10,742)	(16,165)	(3,180)	29.6%	2,243	(13.9)%
Consolidated	$9,935	$34,939	$247	$(25,004)	(71.6)%	$9,688	3,922.3%
Operating Margin (Loss)
Energy & Chemicals	(6.4)%	36.2%	(0.5)%
Distribution & Storage	12.1%	10.0%	10.2%
BioMedical	16.2%	18.7%	9.8%
Consolidated	4.2%	14.1%	0.1%
_______________
(1) Restructuring costs for the three months ended:

•	June 30, 2017 were $5.0 million ($1.6 million - E&C, $0.3 million - D&S, $1.4 million BioMedical, and $1.7 million - Corporate)

•	June 30, 2016 were $2.0 million ($0.4 million - E&C and $1.6 million - D&S)

•	March 31, 2017 were $4.6 million ($0.4 million - E&C, $0.1 million - D&S, $2.6 million - BioMedical, and $1.5 million - Corporate)
Results of Operations for the Three Months Ended June 30, 2017 and 2016, and March 31, 2017
Sales in the second quarter of 2017 decreased compared to the same quarter of 2016, primarily driven by the E&C segment where several short-lead time replacement equipment sales in 2016 did not recur during the second quarter of 2017. Sequentially over the first quarter of 2017, sales increased across all segments.
Gross profit and the related margin decreased during the second quarter of 2017 compared to the second quarter of 2016, mainly due to several high margin short-lead time replacement equipment sales and contract expiration fees in our E&C segment in 2016 that did not recur in 2017. Sequentially over the first quarter of 2017, the increase in gross profit was mainly driven by volume in our D&S and BioMedical segments.
Restructuring costs were related to the previously announced corporate office relocation, the Buffalo BioMedical respiratory consolidation to our Canton, Georgia facilities and our Wuxi, China facility consolidation. Restructuring costs were $5.0 million in the second quarter of 2017 and were recorded in cost of goods sold ($2.0 million) and SG&A ($3.0 million). Restructuring costs were $2.0 million in the second quarter of 2016 and were recorded in cost of goods sold ($1.0 million) and SG&A ($1.0 million). Restructuring costs were $4.6 million in the first quarter of 2017 and were recorded in cost of goods sold ($2.5 million) and SG&A ($2.1 million).
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended June 30, 2017 and 2016 was $3.8 million and $4.2 million, respectively. Interest expense for the three months ended June 30, 2017 included $1.3 million of 2.0% cash interest and $3.3 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For each of the three months ended June 30, 2017 and 2016, financing costs amortization was $0.3 million.
Income Tax Expense
Income tax expense of $2.2 million and $11.0 million for the three months ended June 30, 2017 and 2016, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 39.8% and 35.9%, respectively. The effective income tax rate of 39.8% for the second quarter of 2017 was higher than the U.S. federal statutory rate of 35% primarily due to losses incurred by certain of our Chinese operations for which no tax benefit was recorded, partially offset by the effect of income earned by certain of our international entities operating in lower taxed jurisdictions. The effective income tax rate of 35.9% for the three months ended June 30, 2016 differed from the U.S. federal statutory rate of 35% primarily due to losses incurred by certain of our Chinese operations for which no tax benefit was recorded, partially offset by the effect of income earned by certain of our international entities operating in lower taxed jurisdictions.
Net Income
As a result of the foregoing, net income attributable to the Company for the three months ended June 30, 2017 and 2016 was $2.8 million and $21.2 million, respectively.

Consolidated Results for the Six Months Ended June 30, 2017 and 2016
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the six months ended June 30, 2017 and 2016 (dollars in thousands):
Selected Financial Information

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2017	June 30, 2016	Variance ($)	Variance (%)
Sales
Energy & Chemicals	$79,885	$99,154	$(19,269)	(19.4)%
Distribution & Storage	250,776	237,097	13,679	5.8%
BioMedical	111,647	104,601	7,046	6.7%
Consolidated	$442,308	$440,852	$1,456	0.3%
Gross Profit
Energy & Chemicals	$13,752	$37,344	$(23,592)	(63.2)%
Distribution & Storage	65,875	62,645	3,230	5.2%
BioMedical	39,248	39,663	(415)	(1.0)%
Consolidated	$118,875	$139,652	$(20,777)	(14.9)%
Gross Profit Margin
Energy & Chemicals	17.2%	37.7%
Distribution & Storage	26.3%	26.4%
BioMedical	35.2%	37.9%
Consolidated	26.9%	31.7%
SG&A Expenses
Energy & Chemicals	$15,216	$16,245	$(1,029)	(6.3)%
Distribution & Storage	34,682	36,539	(1,857)	(5.1)%
BioMedical	22,691	20,687	2,004	9.7%
Corporate	30,043	24,961	5,082	20.4%
Consolidated	$102,632	$98,432	$4,200	4.3%
SG&A Expenses (% of Sales)
Energy & Chemicals	19.0%	16.4%
Distribution & Storage	13.8%	15.4%
BioMedical	20.3%	19.8%
Consolidated	23.2%	22.3%
Operating (Loss) Income (1)
Energy & Chemicals	$(2,749)	$19,926	$(22,675)	(113.8)%
Distribution & Storage	28,170	22,835	5,335	23.4%
BioMedical	14,848	17,204	(2,356)	(13.7)%
Corporate	(30,087)	(24,989)	(5,098)	20.4%
Consolidated	$10,182	$34,976	$(24,794)	(70.9)%
Operating (Loss) Margin
Energy & Chemicals	(3.4)%	20.1%
Distribution & Storage	11.2%	9.6%
BioMedical	13.3%	16.4%
Consolidated	2.3%	7.9%
_______________
(1) Restructuring costs for the six months ended:

•	June 30, 2017 were $9.7 million, ($2.1 million - E&C, $0.4 million - D&S, $4.0 million BioMedical, and $3.2 million - Corporate)

•	June 30, 2016 were $6.0 million ($0.7 million - E&C, $3.8 million - D&S, $0.5 million BioMedical, and $1.0 million - Corporate)

Results of Operations for the Six Months Ended June 30, 2017 and June 30, 2016
Sales in the six months ended June 30, 2017 increased slightly compared to the six months ended June 30 2016, primarily driven by stronger sales in D&S and BioMedical partially offset by the E&C segment where several short-lead time replacement equipment sales in 2016 that did not recur during the first six months of 2017.
Gross profit decreased during the first six months of 2017 compared to the first six months of 2016, mainly due to several high margin short-lead time replacement equipment sales and contract expiration fees in our E&C segment in 2016 that did not recur in 2017.
Restructuring costs of $9.7 million for the first six months of 2017 were recorded in cost of goods sold ($4.5 million) and SG&A ($5.2 million) as a result of our cost reduction and operating efficiency initiatives primarily related to the previously announced corporate office relocation and the Buffalo BioMedical respiratory consolidation to our Canton, Georgia facilities and our Wuxi, China facility consolidation. Restructuring costs of $6.0 for the first six months of 2016 were recorded in cost of goods sold ($3.3 million) and SG&A ($2.7 million).
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the six months ended June 30, 2017 and 2016 was $8.2 million and $8.3 million, respectively. Interest expense for the six months ended June 30, 2017 included $2.5 million of 2.0% cash interest and $6.6 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes. For each of the six months ended June 30, 2017 and 2016, financing costs amortization was $0.6 million.
Income Tax Expense
Income tax expense of $0.4 million and $11.1 million for the six months ended June 30, 2017 and 2016, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 53.6% and 42.6%, respectively. The effective income tax rate of 53.6% for the six months ended June 30, 2017 was higher than the U.S. federal statutory rate of 35% primarily due to losses incurred by certain of our Chinese operations for which no tax benefit was recorded, partially offset by foreign exchange losses realized upon the receipt of previously taxed income and the effect of income earned by certain of our international entities operating in lower taxed jurisdictions. The effective income tax rate of 42.6% for the six months ended June 30, 2016 differed from the U.S. federal statutory rate of 35% primarily due to losses incurred by certain of the Company’s Chinese operations for which no benefit was recorded.
Net (Loss) Income
As a result of the foregoing, net loss attributable to the Company for the six months ended June 30, 2017 was $0.1 million while net income attributable to the Company was $16.5 million for the six months ended June 30, 2016.

Segment Results
The structure of the Company’s internal organization is divided into the following reportable segments, which are also the Company’s operating segments: E&C, D&S, and BioMedical. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, and risk management. For further information, refer to our Reportable Segments note to our condensed consolidated financial statements included elsewhere in this report. The following tables includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):
Energy & Chemicals
Results for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	June 30, 2017	June 30, 2016	Variance ($)	Variance (%)
Sales	$40,018	$61,195	$(21,177)	(34.6)%
Gross Profit	5,327	31,873	(26,546)	(83.3)%
Gross Profit Margin	13.3%	52.1%
SG&A Expenses	$7,414	$9,180	$(1,766)	(19.2)%
SG&A Expenses (% of Sales)	18.5%	15.0%
Operating (Loss) Income	$(2,568)	$22,124	$(24,692)	(111.6)%
Operating (Loss) Margin	(6.4)%	36.2%
For the second quarter of 2017, the decrease in E&C segment sales as compared to the same quarter in 2016 was primarily due to several short-lead time replacement equipment sales in 2016 that did not recur in 2017. These decreases came primarily in LNG applications. We have seen an increase in natural gas liquid (“NGL”) and petrochemical applications while lower energy prices continue to have an impact on LNG-related opportunities within our E&C segment.
For the second quarter of 2017, E&C segment gross profit and the related margins decreased as compared to the same quarter in 2016 primarily due to several high margin short-lead time replacement equipment sales in 2016 as E&C mobilized resources to meet customer needs, in addition to contract expiration fees which together contributed approximately $31 million of gross profit during the second quarter of 2016, which did not recur in 2017.
E&C segment SG&A expenses decreased during the second quarter of 2017 as compared to the same quarter in 2016 primarily driven by lower bad debt expense, commissions and employee-related costs.
Results for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2017	June 30, 2016	Variance ($)	Variance (%)
Sales	$79,885	$99,154	$(19,269)	(19.4)%
Gross Profit	13,752	37,344	(23,592)	(63.2)%
Gross Profit Margin	17.2%	37.7%
SG&A Expenses	$15,216	$16,245	$(1,029)	(6.3)%
SG&A Expenses (% of Sales)	19.0%	16.4%
Operating (Loss) Income	$(2,749)	$19,926	$(22,675)	(113.8)%
Operating (Loss) Margin	(3.4)%	20.1%
For the first six months of 2017, the decreases in E&C segment sales, gross profit and the related margin as compared to the same period in 2016 was primarily due to the same reasons as noted above.
E&C segment SG&A expenses decreased during the first six months of 2017 as compared to the same period in 2016 primarily driven by lower employee-related costs and commissions partially offset by increases primarily attributable to growth of our Lifecycle business which includes the Hetsco acquisition.

Distribution & Storage
Results for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	June 30, 2017	June 30, 2016	Variance ($)	Variance (%)
Sales	$137,518	$129,600	$7,918	6.1%
Gross Profit	35,327	33,230	2,097	6.3%
Gross Profit Margin	25.7%	25.6%
SG&A Expenses	$16,924	$18,596	$(1,672)	(9.0)%
SG&A Expenses (% of Sales)	12.3%	14.3%
Operating Income	$16,577	$13,005	$3,572	27.5%
Operating Margin	12.1%	10.0%
D&S segment sales increased during the second quarter of 2017 as compared to the same quarter in 2016 primarily due to a $5.3 million increase in sales for liquefied natural gas applications and a $9.5 million increase in packaged industrial gas applications, particularly in Asia, offset by a decrease of $6.9 million in bulk industrial gas applications.
D&S segment gross profit increased during the second quarter of 2017 as compared to the same quarter in 2016 mainly driven by higher volume, particularly in the U.S. and Asia, while the related margin increased slightly on improvements in our Asian operations offset by unfavorable product mix in the U.S.
D&S segment SG&A expenses decreased during the second quarter of 2017 as compared to the same quarter in 2016 mainly due to a reduction in a contingent consideration liability associated with a prior acquisition.
Results for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2017	June 30, 2016	Variance ($)	Variance (%)
Sales	$250,776	$237,097	$13,679	5.8%
Gross Profit	65,875	62,645	3,230	5.2%
Gross Profit Margin	26.3%	26.4%
SG&A Expenses	$34,682	$36,539	$(1,857)	(5.1)%
SG&A Expenses (% of Sales)	13.8%	15.4%
Operating Income	$28,170	$22,835	$5,335	23.4%
Operating Margin	11.2%	9.6%
D&S segment sales increased during the first six months of 2017 as compared to the same period in 2016 mainly due to a $15.0 million increase in sales for liquefied natural gas applications and an $11.0 million increase in packaged industrial gas applications, particularly in Asia, offset by a decrease of $12.3 million in bulk industrial gas applications.
D&S segment gross profit increased during the first six months of 2017 as compared to the same period in 2016 mainly driven by higher volume, particularly in Asia, while the related margin decreased slightly due to product mix in Europe partially offset by improvements in our Asian operations.
D&S segment SG&A expenses decreased during the first six months of 2017 as compared to the same period in 2016 mainly due to the same reasons as discussed above.

BioMedical
Results for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	June 30, 2017	June 30, 2016	Variance ($)	Variance (%)
Sales	$60,677	$56,300	$4,377	7.8%
Gross Profit	22,561	21,848	713	3.3%
Gross Profit Margin	37.2%	38.8%
SG&A Expenses	$11,874	$10,388	$1,486	14.3%
SG&A Expenses (% of Sales)	19.6%	18.5%
Operating Income	$9,848	$10,552	$(704)	(6.7)%
Operating Margin	16.2%	18.7%
For the second quarter of 2017, the increase in BioMedical segment sales as compared to the same quarter in 2016 was primarily driven by stainless freezer sales within our life sciences applications, particularly in the U.S. and Asia, partially offset by decreases in European sales of liquid oxygen respiratory therapy equipment.
During the second quarter of 2017, BioMedical segment gross profit increased as compared to the same quarter in 2016 primarily due to volume in stainless freezers and commercial oxygen generation systems while the related margin decreased during the second quarter of 2017 due to restructuring related costs associated with the transition from our Buffalo BioMedical respiratory facilities to our Canton, Georgia facilities and higher warranty expenses.
BioMedical segment SG&A expenses, which included $1.0 million of restructuring costs during the second quarter of 2017, increased as compared to the same quarter in 2016 primarily due to one-time costs related to expansion into a direct-to-consumer sales channel, regulatory, and legal fees. Higher restructuring costs were incurred during the second quarter of 2017 to support the operations and engineering transition from our Buffalo BioMedical respiratory facilities to our Canton, Georgia facilities along with the divestiture of our Qdrive® business.
Results for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2017	June 30, 2016	Variance ($)	Variance (%)
Sales	$111,647	$104,601	$7,046	6.7%
Gross Profit	39,248	39,663	(415)	(1.0)%
Gross Profit Margin	35.2%	37.9%
SG&A Expenses	$22,691	$20,687	$2,004	9.7%
SG&A Expenses (% of Sales)	20.3%	19.8%
Operating Income	$14,848	$17,204	$(2,356)	(13.7)%
Operating Margin	13.3%	16.4%
For the first six months of 2017, the increase in BioMedical segment sales as compared to the same period in 2016 was primarily driven by stainless freezer sales within our life sciences applications, particularly in Asia, partially offset by decreases in European sales of liquid oxygen respiratory therapy equipment.
During the first six months of 2017, BioMedical segment gross profit and the related margin decreased as compared to the same period in 2016 primarily due to restructuring related costs associated with the transition from our Buffalo BioMedical respiratory facilities to our Canton, Georgia facilities and higher warranty expenses.
BioMedical segment SG&A expenses, which included $1.5 million of restructuring costs during the first six months of 2017, increased as compared to the same period in 2016 primarily due to the reasons discussed above.
Corporate
Corporate SG&A expenses increased by $3.3 million during the second quarter of 2017 as compared to the same quarter in 2016, primarily due to higher restructuring costs associated with the corporate office relocation and acquisition-related costs.

Corporate SG&A expenses increased by $5.1 million during the first six months of 2017 as compared to the same period in 2016, for the same reasons as discussed above.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company’s Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes. It is the Company’s intention to settle any excess conversion value in shares of the Company’s common stock. However, the Company may elect to settle, at its discretion, any such excess value in cash, shares of the Company’s common stock, or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of the Company’s common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share. At the end of the second quarter of 2017, events for early conversion were not met; and thus, the Convertible Notes were not convertible as of, and for the fiscal quarter beginning July 1, 2017. There have been no conversions as of the date of this filing. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from cash balances or borrowings under its senior secured revolving credit facility.
Senior Secured Revolving Credit Facility: The Company has a five-year $450.0 million senior secured revolving credit facility (the “SSRCF”) which matures on October 29, 2019. The SSRCF includes a $25.0 million sub-limit for the issuance of swingline loans and a $100.0 million sub-limit to be used for letters of credit. There is a foreign currency limit of $100.0 million under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100.0 million made by the Company’s wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”), and Chart Asia Investment Company Limited. The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200.0 million in term loans or revolving credit commitments from its lenders. Loans under the SSRCF bear interest at LIBOR or the Adjusted Base Rate as defined in the Debt and Credit Arrangements note to our condensed consolidated financial statements included elsewhere in this report, plus a margin that varies with the Company’s leverage ratio. Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the Convertible Notes outstanding six months prior to the maturity date of the Convertible Notes and when holders of the Convertible Notes have the option to require the Company to repurchase the Convertible Notes, a leverage ratio and an interest ratio. As of June 30, 2017, there were no borrowings outstanding under the SSRCF. The Company had $33.5 million in letters of credit and bank guarantees supported by the SSRCF, which had availability of $416.5 million, at June 30, 2017. The Company was in compliance with all covenants, including its financial covenants at June 30, 2017.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), Chart Energy & Chemicals Wuxi Co., Ltd. (“Wuxi”), and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7.4 million) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC, Chengdu, or Wuxi under the China Facilities are guaranteed by the Company. At June 30, 2017, there were no borrowings under the revolving facility, but CCESC and CCDEC had 2.3 million Chinese yuan (equivalent to $0.3 million) and 0.05 million Chinese yuan (equivalent to $0.01 million) in bank guarantees, respectively.
CCDEC maintains an unsecured credit facility whereby CCDEC may borrow up to 30.0 million Chinese yuan (equivalent to $4.4 million) for working capital purposes. At June 30, 2017 there was 15.0 million Chinese yuan (equivalent to $2.2 million) outstanding under this facility, bearing interest at 4.35%. CCDEC was negotiating new terms of this facility including a new maturity date as of the end of the second quarter of 2017.
CCESC entered into a term loan during the second quarter of 2016. The term loan is secured by certain CCESC land use rights and allows for up to 86.6 million Chinese yuan (equivalent to $12.8 million) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At June 30, 2017, there was 56.6 million Chinese yuan (equivalent to $8.4 million) outstanding on this loan, bearing interest at 5.39%.

Foreign Facilities – Europe: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 125.0 million Czech koruna (equivalent to $5.4 million) and two secured credit facilities with capacity of up to 5.6 million euros (equivalent to $6.4 million). All three facilities allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under two of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit, and under one facility, Ferox must pay the letter of credit and guarantee fees equal to 0.50%. Ferox’s land, buildings and cash collateral secure the credit facilities. As of June 30, 2017, there were bank guarantees of 158.2 million Czech koruna (equivalent to $6.9 million) supported by the Ferox credit facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 million in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of June 30, 2017.
Our debt and related covenants are further described in the Debt and Credit Arrangements note to our condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $234.4 million at June 30, 2017, a decrease of $47.6 million from the balance at December 31, 2016. Our foreign subsidiaries held cash of approximately $63.8 million and $72.9 million, at June 30, 2017, and December 31, 2016, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our SSRCF, and cash provided by operations will be sufficient to finance our normal working capital needs, acquisitions, and investments in properties, facilities, and equipment for the foreseeable future. The recently announced acquisition of Hudson Products will be funded with available cash and borrowings under our SSRCF. We further anticipate repaying the Convertible Notes at maturity with some combination of cash and liquid investments, availability under the SSRCF or additional financing sources.
Cash used in operating activities was $2.9 million for the six months ended June 30, 2017 primarily due to lower net income, working capital increases within accounts receivable and inventory. Cash provided by operating activities was $86.8 million for the six months ended June 30, 2016 largely due to improvements in working capital, including greater cash collections during the first half of 2016, and reductions in inventory, partially offset by reduced accounts payable.
Cash used in investing activities was $38.9 million and $10.2 million for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, we used $23.2 million of cash related to the Hetsco acquisition and $16.8 million for capital expenditures. During the six months ended June 30, 2016, we used $9.4 million for capital expenditures.
Cash used in financing activities was $3.9 million for the six months ended June 30, 2017 whereas cash provided by financing activities was $11.1 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, we borrowed 15.0 million Chinese yuan (equivalent to $2.2 million) and repaid 35.0 million Chinese yuan (equivalent to $5.1 million) on our China Facilities. We received $0.9 million in proceeds from stock option exercises and used $1.8 million for the purchase of common stock which was surrendered to cover tax withholding elections during the six months ended June 30, 2017. During the six months ended June 30, 2016, we borrowed 111.6 million Chinese yuan (equivalent to $17.0 million) and repaid 35.0 million Chinese yuan (equivalent to $5.3 million) on our China Facilities.
Accounts Receivable and Allowance for Doubtful Accounts
Our accounts receivable, net, balance was $154.3 million at June 30, 2017 compared to $142.8 million at December 31, 2016, representing an increase of $11.6 million. Our accounts receivable allowance was $9.7 million at June 30, 2017 and $10.2 million at December 31, 2016. The reserve includes approximately $6.9 million attributed to receivables in China in light of the economic environment and collection challenges in China.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2017. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances, and available borrowings under our credit facilities. We may repurchase a portion of our Convertible Notes on the open market from time to time to the extent permitted by our debt covenants with available cash. To the extent that we repurchase Convertible Notes, we would expect to enter into an agreement with each of the Option Counterparties to our convertible note hedge, warrants, and capped call agreements providing for the partial unwind of such agreements in a notional amount corresponding to the aggregate principal amount of Convertible Notes that we repurchase. We expect to use $410.0 million comprised of cash on hand and borrowings from our SSRCF to fund the Hudson Products acquisition. We expect to satisfy the minimum liquidity requirement under our SSRCF during the six months prior to the August 1, 2018 maturity of the Convertible Notes as well as the ultimate payment at maturity with some combination of cash and liquid investments, availability under the SSRCF or additional financing sources. We expect capital expenditures for the remaining six months of 2017 to be $18.0 million to $28.0 million, which will be deployed primarily for an expansion of the brazed aluminum heat exchanger facility in La Crosse, Wisconsin, as well as cost saving improvement projects and routine maintenance across all businesses. For the remaining six months of 2017, we contemplate the use of approximately $7.0 million to $8.0 million of cash to pay U.S. and foreign income taxes.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Backlog may be negatively impacted by ability or likelihood of customers to fulfill their obligations. Our backlog as of June 30, 2017 was $367.2 million compared to $392.5 million as of June 30, 2016 and $348.6 million as of March 31, 2017.
The table below represents orders received and backlog by segment for the periods indicated (dollar amounts in thousands):

	Three Months Ended
	June 30, 2017	June 30, 2016	March 31, 2017
Orders
Energy & Chemicals	$64,630	$53,016	$37,981
Distribution & Storage	134,037	156,030	119,968
BioMedical	53,924	61,221	51,744
Total	$252,591	$270,267	$209,693

	As of
	June 30, 2017	June 30, 2016	March 31, 2017
Backlog
Energy & Chemicals	$122,749	$114,562	$98,028
Distribution & Storage	224,993	252,502	224,978
BioMedical	19,434	25,433	25,550
Total	$367,176	$392,497	$348,556
E&C orders for the three months ended June 30, 2017 were $64.6 million compared to $53.0 million for the three months ended June 30, 2016 and $38.0 million for the three months ended March 31, 2017. We received equipment orders for 11 natural gas processing plants compared to zero received in the full year 2016. Current market conditions reinforce a challenging short-term outlook for large LNG project awards. E&C backlog totaled $122.7 million as of June 30, 2017, compared to $114.6 million as of June 30, 2016 and $98.0 million as of March 31, 2017. The increase in E&C backlog during the second quarter of 2017 was primarily driven by petrochemical applications, natural gas processing applications and our Lifecycle business, which includes the Hetsco acquisition. Included in the E&C backlog is approximately $40 million related to the previously announced Magnolia LNG order where production release is delayed into 2018. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly year over year.
D&S orders for the three months ended June 30, 2017 were $134.0 million compared to $156.0 million for the three months ended June 30, 2016 and $120.0 million for the three months ended March 31, 2017. The increase in D&S orders from the first quarter of 2017 was primarily attributable to an $11.6 million increase in LNG applications and a $6.7 million increase in packaged gas industrial applications, offset by a $4.3 million decrease in orders for bulk industrial gas products. Asia contributed $12.7 million of the orders increase sequentially over the first quarter on 2017. The decrease in D&S orders during the second quarter of 2017 when compared to the same quarter last year was mainly attributable to U.S. bulk industrial gas applications. D&S backlog totaled $225.0 million at June 30, 2017 compared to $252.5 million as of June 30, 2016 and $225.0 million as of March 31, 2017.
BioMedical orders for the three months ended June 30, 2017 were $53.9 million compared to $61.2 million for the three months ended June 30, 2016 and $51.7 million for the three months ended March 31, 2017. The increase from the first quarter of 2017 in BioMedical orders was attributable to broad based growth in U.S. respiratory therapy equipment, partially offset by a decrease in life sciences applications. The decrease in BioMedical orders during the second quarter of 2017 when compared to the same quarter last year was mainly attributable to a European liquid oxygen respiratory therapy, partially offset by stainless freezers within life sciences applications, particularly in the U.S. and Asia. BioMedical backlog at June 30, 2017 totaled $19.4 million compared to $25.4 million as of June 30, 2016 and $25.6 million as of March 31, 2017.
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
Forward-Looking Statements
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue,” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:
•the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the loss of, or a significant reduction or delay in purchases by, our largest customers;

•	our ability to control our costs and successfully manage our operations;

•	fluctuations in energy prices;

•	competition in our markets;

•	the potential for negative developments in the natural gas industry related to hydraulic fracturing;

•	the impairment of our goodwill or other intangible assets;

•	degradation of our backlog as a result of modification or termination of orders;

•	our ability to successfully acquire or integrate companies, such as our recently announced pending acquisition of Hudson Products, that provide complementary products or technologies;

•	governmental energy policies could change, or expected changes could fail to materialize;

•	our ability to manage our fixed-price contract exposure;

•	economic downturns and deteriorating financial conditions;

•	our reliance on the availability of key supplies and services;

•	changes in government health care regulations and reimbursement policies;

•	litigation and disputes involving us, including the extent of product liability, warranty, contract, employment, intellectual property and environmental claims asserted against us;

•	fluctuations in foreign currency exchange rates and interest rates;

•	the loss of key employees;

•	general economic, political, business and market risks associated with our global operations, including collection issues related to receivables in China;

•	our warranty reserves may not adequately cover our warranty obligations;

•	technological security threats and our reliance on information systems;

•	financial distress of third parties;

•	our ability to protect our intellectual property and know-how;

•	United States Food and Drug Administration and comparable foreign regulation of our products;

•	the pricing and availability of raw materials;

•	claims that our products or processes infringe intellectual property rights of others;

•	the cost of compliance with environmental, health, and safety laws and responding to potential liabilities under these laws;

•	additional liabilities related to taxes;

•	our ability to continue our technical innovation in our product lines;

•	the underfunded status of our pension plan;

•	the risk of potential violations of the Foreign Corrupt Practices Act;

•	increased government regulation;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	disruptions in our operations due to severe weather;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	fluctuations or adjustments in the Company’s effective tax rate;

•	risks associated with our indebtedness, leverage and liquidity;

•	fluctuations in the price of our stock;

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
Interest Rate Risk: The Company’s primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. Based on zero borrowings outstanding under the SSRCF as of June 30, 2017, the Company believes that interest rate exposure is not a material risk to the Company at this time.
Foreign Currency Exchange Rate Risk: The Company operates in the United States, Asia, Australia, Europe, and South America, creating exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive (loss) income as reported in the condensed consolidated statements of operations and comprehensive income. Translation exposure is primarily with the euro, the Chinese yuan, and the Japanese yen. During the second quarter of 2017, the euro and Chinese yuan strengthened in relation to the U.S. dollar by 6% and 2%, respectively, while the Japanese yen remained relatively unchanged versus the U.S. dollar. At June 30, 2017, a hypothetical further 10% strengthening of the U.S. dollar would not materially affect the Company’s financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the British pound, and the Chinese yuan. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the condensed consolidated statements of operations and comprehensive income as a component of foreign currency loss (gain). The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At June 30, 2017, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s outstanding foreign exchange forward contracts.
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
As of June 30, 2017, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2017	888	$33.89	—	$—
May 1 – 31, 2017	469	35.32	—	—
June 1 – 30, 2017	81	34.69	—	—
Total	1,438	$34.40	—	$—
During the second quarter of 2017, 1,438 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $49,467. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended June 30, 2017.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

2.1
Agreement and Plan of Merger, among Chart Industries, Inc., Chart Sully Corporation, RCHPH Holdings, Inc., and R/C Hudson Holdings, L.P., solely in its capacity as the Initial Holder Representative under the Merger Agreement, dated as of June 30, 2017 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2017 (File No. 001-11442)).

10.1
Amended and Restated Employment Agreement, dated May 25, 2017, between the Company and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on May 26, 2017 (File No. 001-11442)).*

10.2
Amended and Restated Employment Agreement, dated May 25, 2017, between the Company and William C. Johnson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on May 26, 2017 (File No. 001-11442)).*

10.3	Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed with the SEC on April 11, 2017 (File No. 001-11442)).*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (x)

32.1	Section 1350 Certification of Chief Executive Officer. (xx)

32.2	Section 1350 Certification of Chief Financial Officer. (xx)

101.INS	XBRL Instance Document (x)

101.SCH	XBRL Taxonomy Extension Schema Document (x)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (x)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (x)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (x)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (x)
_______________

(x)	Filed herewith.

(xx)	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date:	July 27, 2017	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)