Form 10-Q
period 2017-09-30
CHART INDUSTRIES INC
filed 2017-10-26
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
3055 Torrington Drive, Ball Ground, Georgia 30107
(Address of Principal Executive Offices) (ZIP Code)
(770) 721-8800
(Registrant’s Telephone Number, Including Area Code)
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
At October 23, 2017, there were 30,771,074 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$124,658	$281,959
Accounts receivable, less allowances of $10,349 and $10,217	195,785	142,762
Inventories, net	213,590	169,683
Unbilled contract revenue	41,378	26,736
Prepaid expenses	15,982	16,762
Other current assets	30,808	15,075
Total Current Assets	622,201	652,977
Property, plant, and equipment, net	293,145	251,049
Goodwill	457,481	217,970
Identifiable intangible assets, net	298,878	93,443
Other assets	21,318	17,643
TOTAL ASSETS	$1,693,023	$1,233,082
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$109,939	$79,953
Customer advances and billings in excess of contract revenue	100,696	74,702
Accrued salaries, wages, and benefits	45,237	41,746
Current portion of warranty reserve	13,151	15,293
Short-term debt and current portion of long-term debt	244,330	6,487
Other current liabilities	37,102	43,353
Total Current Liabilities	550,455	261,534
Long-term debt	304,012	233,711
Long-term deferred tax liabilities	74,136	4,241
Long-term portion of warranty reserve	2,504	2,978
Accrued pension liabilities	10,896	14,362
Other long-term liabilities	18,612	17,579
Total Liabilities	960,615	534,405

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 30,767,789 and 30,613,166 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	308	306
Additional paid-in capital	404,502	395,843
Retained earnings	337,709	336,328
Accumulated other comprehensive loss	(12,712)	(35,212)
Total Chart Industries, Inc. Shareholders’ Equity	729,807	697,265
Noncontrolling interests	2,601	1,412
Total Equity	732,408	698,677
TOTAL LIABILITIES AND EQUITY	$1,693,023	$1,233,082
The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$240,531	$203,930	$682,839	$644,782
Cost of sales	170,129	134,307	493,562	435,507
Gross profit	70,402	69,623	189,277	209,275
Selling, general, and administrative expenses	56,714	45,430	159,346	143,862
Amortization expense	3,240	2,912	9,301	9,156
Asset impairments	—	1,217	—	1,217
Operating expenses	59,954	49,559	168,647	154,235
Operating income	10,448	20,064	20,630	55,040
Other expenses:
Interest expense, net	4,828	4,291	13,045	12,556
Financing costs amortization	321	321	963	963
Foreign currency loss	1,286	4	1,790	117
Other expenses, net	6,435	4,616	15,798	13,636
Income before income taxes	4,013	15,448	4,832	41,404
Income tax expense	1,907	1,764	2,346	12,829
Net income	2,106	13,684	2,486	28,575
Less: Income (loss) attributable to noncontrolling interests, net of taxes	596	(1,341)	1,105	(2,952)
Net income attributable to Chart Industries, Inc.	$1,510	$15,025	$1,381	$31,527
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.05	$0.49	$0.04	$1.03
Diluted	$0.05	$0.48	$0.04	$1.02
Weighted-average number of common shares outstanding:
Basic	30,755	30,585	30,726	30,578
Diluted	31,311	31,064	31,288	30,940

Comprehensive income, net of taxes	$10,331	$13,932	$25,070	$29,235
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of taxes	641	(1,364)	1,189	(3,069)
Comprehensive income attributable to Chart Industries, Inc., net of taxes	$9,690	$15,296	$23,881	$32,304

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$2,486	$28,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,659	28,605
Asset impairments	—	1,217
Interest accretion of convertible notes discount	10,027	9,268
Employee share-based compensation expense	9,555	9,014
Financing costs amortization	963	963
Unrealized foreign currency transaction loss	215	318
Other non-cash operating activities	975	(390)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(10,311)	55,706
Inventory	(19,264)	16,246
Unbilled contract revenues and other assets	(8,431)	38,721
Accounts payable and other liabilities	(4,824)	(43,393)
Customer advances and billings in excess of contract revenue	7,487	1,742
Net Cash Provided By Operating Activities	17,537	146,592
INVESTING ACTIVITIES
Capital expenditures	(23,407)	(13,411)
Proceeds from sale of assets	925	—
Government grants	407	1,055
Acquisition of businesses, net of cash acquired	(446,004)	(1,383)
Net Cash Used In Investing Activities	(468,079)	(13,739)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	302,176	3,820
Repayments on revolving credit facilities	(5,097)	(6,061)
Borrowings on term loan	—	13,167
Repayments on term loan	—	(1,508)
Proceeds from exercise of options	1,057	26
Excess tax benefits from share-based compensation	—	54
Common stock repurchases	(1,954)	(658)
Net Cash Provided By Financing Activities	296,182	8,840
Effect of exchange rate changes on cash	4,854	1,875
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(149,506)	143,568
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	282,949	123,708
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD(1)	$133,443	$267,276
_______________

(1)	Refer to the Debt and Credit Arrangements and Business Combinations notes for further information regarding restricted cash and restricted cash equivalents balances.
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
(Dollars and shares in thousands, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (the “Company” or “Chart”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
Nature of Operations: Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” or “we”), is a leading diversified global manufacturer of highly engineered equipment for the industrial gas, energy and biomedical industries. Chart’s equipment and engineered systems are primarily used for low-temperature and cryogenic applications utilizing our expertise in cryogenic systems and equipment which operate at low temperatures sometimes approaching absolute zero (0 Kelvin; -273° Centigrade; -459° Fahrenheit). The Company has domestic operations located across United States including principal executive offices located in Georgia, and an international presence in Asia, Australia, Europe, Mexico and South America.
Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
Reclassifications: Certain total assets by operating segments and restructuring activities as reported in 2016 were reclassified to conform to the 2017 presentation within the notes to the condensed consolidated financial statements.
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
Recently Issued Accounting Standards: In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU expands and enhances hedge accounting to become more closely aligned with an entity’s risk management activities through hedging strategies. The ASU provides changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements and creates more transparency and better understandability around how economic results are presented in the financial statements. In addition, the new guidance makes certain targeted improvements to ease the application of accounting guidance relative to hedge effectiveness. The guidance will be applied prospectively for annual periods and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, and disclosures.
In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The FASB issued the guidance to provide clarity as to when modification accounting should be applied when there is a change to the terms or conditions of a share-based payment award in order to prevent diversity in practice. The ASU requires modification accounting to be applied unless all of the following conditions exist: (1) the fair value (or calculated value or intrinsic value, if such measurement is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such measurement is used) of the original award before the original award is modified; if the modification does not affect any of the inputs to the valuation, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award before it was modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award before it was modified. The guidance will be applied prospectively for annual periods and interim periods beginning

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

after December 15, 2017. Early adoption is permitted. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, and disclosures.
In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires companies with sponsored defined benefit pension and/or other postretirement benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs. The other components of net periodic benefit cost will be presented separately and not included in operating income. In addition, only service costs are eligible to be capitalized as an asset. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and the guidance will generally be applied retrospectively, whereas the capitalization of the service cost component will be applied prospectively. Early adoption is permitted with all of the amendments adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the effect that the ASU will have on the Company’s financial position, results of operations, and disclosures.
In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of the current guidance’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on current guidance’s Step 1). The guidance will be applied prospectively for annual and interim impairment tests beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The adoption of this ASU would not materially impact the Company’s condensed consolidated financial statements unless Step 1 of the annual goodwill impairment test fails.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The FASB issued the update to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and the guidance will generally be applied retrospectively. Early adoption is permitted with all of the amendments adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the effect that the ASU will have on the Company’s condensed consolidated statements of cash flows.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and subsequently issued additional guidance that modified ASU 2014-09. ASU 2014-09 and the subsequent modifications are identified as “Accounting Standards Codification (“ASC”) 606.” ASC 606 replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and provides for expanded disclosure requirements. The update requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. ASC 606 becomes effective for fiscal years beginning after December 15, 2017. The Company plans to adopt ASC 606 as of January 1, 2018 and has developed an implementation plan to adopt ASC 606 using the modified retrospective approach through a cumulative adjustment to retained earnings.
As part of the implementation plan, the Company has identified its revenue streams and is in the process of performing contract reviews to assess the impact of ASC 606 on its results of operations. The Company expects to complete the contract reviews in the near future. While the Company continues to assess all impacts of the accounting change, the Company currently believes that the most significant impact will relate to the timing of revenue recognition. The Company expects the majority of

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

revenue that has historically been recognized when products are shipped, title has transferred and collection is reasonably assured will meet the criteria for using point-in-time revenue recognition. The Company also expects that the majority of the revenue that has historically been recognized using the percentage of completion method of accounting will meet the criteria for over time revenue recognition. At this time, the Company has identified the following impacts related to timing of revenue recognition:

•
Certain operations that have historically recognized revenue at a point-in-time will be required to change to the over time revenue recognition model as certain contracts contain language that meets the over time criteria established in ASC 606.

•	A portion of the revenue that has been deferred due to the current guidance for bill and hold revenues will be required to be recognized when the manufacturing process has been completed.
The Company is in the process of quantifying the above changes but does not expect them to be material to its consolidated financial statements. The Company expects adoption to increase the level of disclosures related to revenue recognition. In addition, the Company is in the process of identifying appropriate changes to its accounting policies, information technology systems, business processes, and internal control over financial reporting to support recognition under the new standard. The Company plans to complete the design of any necessary changes to its business processes, controls and systems and implement the changes over the remainder of 2017.
Recently Adopted Accounting Standards: In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The FASB issued the update to clarify how restricted cash or restricted cash equivalents should be presented in the statement of cash flows. The Company early adopted the amendments provided in ASU 2016-18 effective January 1, 2017 as reflected in these condensed consolidated financial statements to provide financial statement users with more transparent disclosure about restricted cash and restricted cash equivalents. The amendments were applied using a retrospective transition method to each period presented. Prior periods were not restated as the impact of adoption of ASU 2016-18 was not material to prior periods. The cash, cash equivalents, restricted cash, and restricted cash equivalents balance included $8,785 of restricted cash and restricted cash equivalents at September 30, 2017. Restricted cash and restricted cash equivalents are included in other current assets and other assets in the accompanying condensed consolidated balance sheet at September 30, 2017.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
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
The following table summarizes the components of inventory:

	September 30, 2017	December 31, 2016
Raw materials and supplies	$98,226	$65,719
Work in process	37,047	31,576
Finished goods	78,317	72,388
Total inventories, net	$213,590	$169,683
The allowances for excess and obsolete inventory was $8,525 and $10,069 at September 30, 2017 and December 31, 2016, respectively.
NOTE 3 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at December 31, 2016	$27,873	$165,520	$24,577	$217,970
Foreign currency translation adjustments and other	—	2,214	(104)	2,110
Goodwill acquired during the year	236,246	1,155	—	237,401
Balance at September 30, 2017	$264,119	$168,889	$24,473	$457,481

Accumulated goodwill impairment loss at September 30, 2017 and December 31, 2016	$64,603	$—	$131,243	$195,846

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill)(1) (2):

		September 30, 2017		December 31, 2016
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	12 years	$233,208	$(83,596)	$119,320	$(81,614)
Unpatented technology	12 years	27,686	(3,836)	8,186	(3,132)
Land use rights	50 years	13,222	(1,097)	12,650	(860)
Trademarks and trade names	14 years	5,517	(2,767)	4,918	(2,198)
Patents and other	6 years	2,878	(502)	1,235	(695)
Total finite-lived intangible assets	14 years	$282,511	$(91,798)	$146,309	$(88,499)
Indefinite-lived intangible assets:
Trademarks and trade names		$108,165	—	$35,633	—
Total intangible assets		$390,676	$(91,798)	$181,942	$(88,499)
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

(2)	The Company amortizes certain identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from one to 50 years.
Expense for intangible assets subject to amortization was $3,240 and $2,912 for the three months ended September 30, 2017 and 2016, respectively, and $9,301 and $9,156 for the nine months ended September 30, 2017 and 2016, respectively. The Company estimates future amortization expense for its current finite-lived intangible assets as follows:

For the Year Ending December 31,
2017	$15,700
2018	24,400
2019	24,100
2020	22,200
2021	16,100
Government Grants
The Company received $407 in government grants during the first nine months of 2017. The government grants are related to property, plant, and equipment and land use rights related to expansion in China. The grants are recorded in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets and recognized into income over the useful life of the associated assets (10 to 50 years).
Government grants at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Current	$481	$446
Long-term	8,378	8,153
Total government grants	$8,859	$8,599

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 4 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of the Company’s borrowings:

	September 30, 2017	December 31, 2016
Convertible notes, due August 2018, effective interest rate of 7.9%	$238,142	$228,115
Senior secured revolving credit facility, due October 2019, effective interest rate of 4.0%	300,000	—
Foreign facilities	10,792	13,208
Total debt	548,934	241,323
Unamortized debt issuance costs	(592)	(1,125)
Total debt, net of unamortized debt issuance costs	548,342	240,198
Less: current maturities (1)	(244,330)	(6,487)
Long-term debt	$304,012	$233,711
_______________
(1)Current maturities includes $238,142 current convertible notes at September 30, 2017.
Convertible Notes
The outstanding aggregate principal amount of the Company’s 2.0% Convertible Senior Subordinated Notes due August 1, 2018 (the “Convertible Notes”) is $250,000. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance was 7.9%.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

Upon issuance of the Convertible Notes, the Company bifurcated the $250,000 principal balance of the Convertible Notes into a liability component of $170,885, which was recorded as long-term debt, and an equity component of $79,115, which was initially recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate which represented the Company’s interest rate for similar debt instruments at that time without a conversion feature and is being accreted to interest expense over the term of the Convertible Notes. At September 30, 2017 and December 31, 2016, the carrying amount of the liability component was $238,142 (less debt issuance costs of $592) and $228,115 (less debt issuance costs of $1,125), respectively, and the unamortized debt discount of the Convertible Notes was $11,858 and $21,885, respectively.
For the three months ended September 30, 2017 and 2016, interest expense for the Convertible Notes was $4,658 and $4,400, respectively, which included $3,408 and $3,150 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $1,250 of cash interest for both periods. For the nine months ended September 30, 2017 and 2016, interest expense for the Convertible Notes was $13,777 and $13,018, respectively, which included $10,027 and $9,268 of non-cash interest accretion expense related to the carrying amount of the Convertible Notes, respectively, and $3,750 of 2.0% cash interest for both periods. In accordance with ASC 470-20, which requires issuers to separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, the Company allocated debt issuance costs to the liability and equity components in proportion to their allocated value. Debt issuance costs were $7,277, with $2,303 recorded as a reduction in additional paid-in-capital. The remaining balance of $4,974 is being amortized over the term of the Convertible Notes. For the three months ended September 30, 2017 and 2016, total expense associated with the amortization of these debt issuance costs was $178 for both periods. For the nine months ended September 30, 2017 and 2016, total expense associated with the amortization of these debt issuance costs was $533 for both periods.
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
The Company reassesses the convertibility of the Convertible Notes and the related balance sheet classification on a quarterly basis. The Convertible Notes are classified as current liabilities at September 30, 2017 as their maturity is within 12 months of the balance sheet date. At the end of the third quarter of 2017, events for early conversion were not met, and thus the Convertible Notes were not convertible as of and for the fiscal quarter beginning October 1, 2017. There have been no conversions as of the date of this filing.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
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
The Company recorded $2,869 in deferred debt issuance costs associated with the SSRCF which are being amortized over the five-year term of the SSRCF. This balance is recorded in other assets in the condensed consolidated balance sheets. For the three months ended September 30, 2017 and 2016, total expense associated with the amortization of these debt issuance costs was $143 for both periods. For the nine months ended September 30, 2017 and 2016, the related financing costs amortization was $430 for both periods.
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
Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the Convertible Notes outstanding six months prior to the maturity date of the Convertible Notes and when holders of the Convertible Notes have the option to require the Company to repurchase the Convertible Notes, a maximum leverage ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0. The required leverage ratio can be relaxed on up to two occasions, upon notification to the lenders, to 3.75 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100,000 or greater. The SSRCF contains a number of other customary covenants including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations, and pay dividends or distributions. On September 19, 2017, the Company entered into an amendment (“Amendment No. 2”) to its SSRCF to exclude the acquisition of RCHPH Holdings, Inc. (“Hudson”) (see Business Combinations footnote) from the pro forma leverage ratio requirement of the SSRCF. Concurrently with Amendment No. 2, the Company has exercised its right under the SSRCF to elect an increase in the maximum permissible leverage ratio thereunder to 3.75 for the four fiscal-quarter period ending September 30, 2018. At September 30, 2017, the Company was in compliance with all covenants.
As of September 30, 2017, there were $300,000 in borrowings outstanding under the SSRCF (“SSRCF Debt”), bearing interest at 4.00%. The Company borrowed against this facility to fund the acquisition of Hudson. For both the three and nine months ended September 30, 2017, interest expense for the SSRCF Debt was $333. The Company had $44,828 in letters of credit and bank guarantees supported by the SSRCF, which had availability of $105,172 at September 30, 2017. The obligations under the SSRCF are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries and 65% of the capital stock of the Company’s material non-U.S. subsidiaries (as defined by the SSRCF) that are owned by U.S. subsidiaries.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7,534) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC or Chengdu under the China Facilities are guaranteed by the Company. At September 30, 2017, there were no borrowings outstanding under the revolving facility, but CCESC and CCDEC had 2.6 million Chinese yuan (equivalent to $386), and 0.5 million Chinese yuan (equivalent to $78) in bank guarantees, respectively.
CCDEC maintains an unsecured credit facility whereby CCDEC may borrow up to 30.0 million Chinese yuan (equivalent to $4,520) for working capital purposes. At September 30, 2017, there was 15.0 million Chinese yuan (equivalent to $2,260) outstanding under this facility, bearing interest at 4.35%. CCDEC was negotiating new terms of this facility including a new maturity date as of the end of the third quarter of 2017.
CCESC entered into a term loan during the second quarter of 2016. The term loan is secured by certain CCESC land use rights and allows for up to 86.6 million Chinese yuan (equivalent to $13,052) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At September 30, 2017, there was 56.6 million Chinese yuan (equivalent to $8,532) outstanding on this loan, bearing interest at 5.39%.
Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 125.0 million Czech koruna (equivalent to $5,680) and two secured credit facilities with capacity of up to 5.6 million euros (equivalent to $6,585). All three facilities allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under two of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit, and under one facility, Ferox must pay the letter of credit and guarantee fees equal to 0.50%. Ferox’s land, buildings, and cash collateral secure the credit facilities. As of September 30, 2017, there were bank guarantees of 147.1 million Czech koruna (equivalent to $6,683) supported by the Ferox credit facilities.
Chart Luxembourg maintains an overdraft facility with $5,000 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of September 30, 2017.
Letters of Credit
Chart Energy & Chemicals, Inc. (“Chart E&C”), a wholly-owned subsidiary of the Company, has $6,442 in deposits in a bank outside of the SSRCF to secure letters of credit. The deposits are treated as restricted cash and restricted cash equivalents in the condensed consolidated balance sheets ($5,445 in other current assets and $997 in other assets at September 30, 2017).
Fair Value Disclosures
The fair value of the Convertible Notes was approximately 99% of their par value and approximately 96% of their par value as of September 30, 2017 and December 31, 2016, respectively. The Convertible Notes are actively quoted instruments and, accordingly, the fair value of the Convertible Notes was determined using Level 1 inputs as defined in the Fair Value Measurements note. The fair value of the SSRCF Debt as of September 30, 2017 was estimated based on the present value of the underlying cash flows discounted using market interest rates. Under this method, the fair value of the SSRCF Debt approximated its carrying amount as of September 30, 2017. The Company’s SSRCF Debt was valued using observable inputs and, accordingly, the valuation is performed using Level 2 inputs as defined in the Fair Value Measurements note.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
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
The changes in fair value with respect to the Company’s foreign currency forward contracts generated a net gain of $65 and a net loss of $32 for the three months ended September 30, 2017 and 2016, respectively. The changes in fair value with respect to the Company’s foreign currency forward contracts generated a net gain of $267 and a net loss of $130 for the nine months ended September 30, 2017 and 2016, respectively.
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
The following table represents changes in the Company’s consolidated warranty reserve:

Balance at December 31, 2016	$18,271
Issued – warranty expense	5,510
Acquired – warranty reserve	858
Change in estimate – warranty expense	282
Warranty usage	(9,266)
Balance at September 30, 2017	$15,655
NOTE 7 — Business Combinations
Hudson Acquisition
On September 20, 2017, the Company and Chart Sully Corporation, a wholly owned subsidiary of the Company (“Merger Sub”), completed the previously announced acquisition of Hudson pursuant to the terms of the Agreement and Plan of Merger, as amended (the “Merger Agreement”), by and between Chart, Merger Sub, Hudson and R/C Hudson Holdings, L.P., solely in its capacity as the Initial Holder Representative under the Merger Agreement. The acquisition was accomplished by the merger of Merger Sub with and into Hudson, with Hudson surviving the merger as a wholly owned subsidiary of the Company (the “Acquisition”). The preliminary estimated Acquisition purchase price was $419,394, net of cash acquired, including an estimated net working capital adjustment amount of $5,894, and $3,500 in acquisition-related tax benefits acquired, as defined in the Merger Agreement. The total purchase price is subject to further adjustments. Approximately $300,000 of the purchase price was funded through borrowings under the Company’s senior secured revolving credit facility, and the remainder of the purchase price was funded with cash on hand.
Hudson, which has operations in the United States, China and Italy and a joint venture in Mexico, designs, manufactures, sells and services products used in refining, heating, ventilation and air conditioning (HVAC), petrochemical, natural gas, power generation, industrial and commercial end markets.  Hudson is a North American leader in air-cooled heat exchangers and a global leader in axial flow cooling fans. Hudson’s results of operations are included in the Company’s Energy & Chemicals (“E&C”) segment since the date of the acquisition.
The Company preliminarily allocated the acquisition consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. The preliminary fair value of the acquired tangible and identifiable intangible assets were determined based on inputs that are unobservable and significant to the overall fair value measurement. It is also based on estimates and assumptions made by management at the time of the acquisition. As such, this was classified as Level 3 fair value hierarchy measurements and disclosures.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

The Company estimated the preliminary fair value of acquired unpatented technology and trademarks and trade names using the relief from royalty method. The preliminary fair values of acquired customer backlog and customer relationships were estimated using the multi-period excess earnings method. Under both the relief from royalty and multi-period excess earnings methods, the fair value models incorporate estimates of future cash flows, estimates of allocations of certain assets and cash flows, estimates of future growth rates, and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows. The estimated useful lives of identifiable finite-lived intangible assets range from two to 12 years.
Hudson complements Chart’s E&C segment with the addition of its Fin-Fan® brand and other air cooled heat exchangers which broaden E&C’s end market diversity from primarily liquefied natural gas, industrial and natural gas to include HVAC, petrochemical and power generation.  The addition of Hudson’s fans business, known by the Tuf-Lite® and Cofimco® brands, allows E&C to offer a broader technology solution for Chart’s customers. Management anticipates the combination of strong engineering cultures will continue to further develop full service solutions for Chart’s customers. The preliminary estimated goodwill was established due to the benefits outlined above, as well as the benefits derived from the anticipated synergies of Hudson integrating with Chart’s E&C segment. Goodwill recorded for the Hudson acquisition is not expected to be deductible for tax purposes.
The acquisition consideration allocation below is preliminary, pending completion of the fair value analyses of acquired assets and liabilities as well as certain other analyses. The excess of the purchase price over the estimated fair values is assigned to goodwill. As additional information becomes available, the Company may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which shall not exceed twelve months from the closing of the acquisition. Any such revisions or changes may be material.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Hudson acquisition:

Net assets acquired:
Goodwill	$227,397
Identifiable intangible assets	202,000
Accounts receivable	34,669
Property, plant and equipment	30,590
Inventories	24,900
Other current assets (1)	9,359
Unbilled contract revenue	4,589
Other assets	2,876
Prepaid expenses	873
Deferred tax liabilities	(68,559)
Accounts payable	(21,246)
Customer advances and billings in excess of contract revenue	(16,928)
Accrued salaries, wages and benefits	(4,442)
Other current liabilities	(3,984)
Other long-term liabilities	(1,861)
Current portion of warranty reserve	(839)
Net assets acquired	$419,394
_______________

(1)
Pursuant to the provisions of the Merger Agreement, Hudson deposited $2,343 into a Rabbi Trust which represents amounts payable to eligible parties under Long-Term Incentive Agreements. This balance is treated as restricted cash and restricted cash equivalents in the condensed consolidated balance sheets and is classified as other current assets.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

Information regarding identifiable intangible assets acquired in the Hudson acquisition is presented below:

	Weighted-average Estimated Useful Life	Preliminary Estimated Asset Fair Value
Finite-lived intangible assets:
Customer relationships	10 years	$109,200
Unpatented technology	12 years	19,200
Customer backlog (1)	2 years	1,200
Total finite-lived intangible assets acquired	10 years	129,600
Indefinite-lived intangible assets:
Trademarks and trade names		72,400
Total identifiable intangible assets acquired		$202,000
_______________

(1)	Customer backlog acquired is included in “Patents and other” in the Goodwill and Intangible Assets note.
For the period September 20, 2017 to September 30, 2017, net sales attributed to the acquired Hudson operations was $6,089. For the same period, Hudson contributed $1,202 to operating income which included $372 of intangible asset amortization expense. During the three and nine months ended September 30, 2017, the Company incurred $7,254 and $8,130, respectively, in acquisition related costs related to the Hudson acquisition which were recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.
Supplemental Pro Forma Information
The following unaudited supplemental pro forma financial information is based on the Company’s historical condensed consolidated financial statements and Hudson’s historical condensed consolidated financial statements as adjusted to give effect to the September 20, 2017 acquisition of Hudson. The unaudited supplemental pro forma financial information for the periods presented gives effect to the acquisition as if it had occurred on January 1, 2016.
The following adjustments are reflected in the pro forma financial table below:

•
the effect of decreased interest expense related to the repayment of the Hudson term loan and revolving credit facility, net of the additional borrowing on the Chart senior secured revolving credit facility,

•amortization of acquired intangible assets,
•step-up depreciation of acquired property, plant and equipment,
•inventory fair value step-up amortization expense,

•
nonrecurring acquisition-related expenses directly attributable to the Hudson acquisition of $15,917 and $16,529 were adjusted out of the pro forma net income attributable to Chart Industries, Inc. for the three and nine months ended September 30, 2017, respectively, and

•
nonrecurring acquisition-related expenses incurred by Chart directly related to the Hudson acquisition of $7,254 and $8,130, were adjusted out of the pro forma net income attributable to Chart Industries, Inc. for the three and nine months ended September 30, 2017, respectively.

This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the periods presented. In addition, the unaudited pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

The following table presents pro forma sales, net income attributable to Chart Industries, Inc., and net income attributable to Chart Industries, Inc. per common share data assuming Hudson was acquired at the beginning of the 2016 fiscal year:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pro forma sales	$282,432	$241,725	$824,066	$777,671
Pro forma net income attributable to Chart Industries, Inc.	5,673	15,434	7,090	36,341

Pro forma net income attributable to Chart Industries, Inc. per common share, basic	$0.18	$0.50	$0.23	$1.19
Pro forma net income attributable to Chart Industries, Inc. per common share, diluted	$0.18	$0.50	$0.23	$1.17
VCT Vogel GmbH Acquisition
On August 31, 2017, Chart Germany GmbH, a wholly-owned subsidiary of the Company, acquired 100% of the equity interests of VCT Vogel GmbH (“VCT”) for an estimated purchase price of 3.5 million euros (equivalent to $4,139), subject to a working capital adjustment. VCT, located in Gablingen, Germany, services and repairs cryogenic and other mobile gas tank equipment and trucks. VCT also designs, manufactures and sells truck mounted drive and control systems for the operation of cryogenic pumps on trailers, rigid trucks and containers. VCT’s results are included in the Company’s Distribution & Storage (“D&S”) segment from the date of acquisition.
Additional information related to the VCT acquisition has not been presented because the impact on the Company’s consolidated results of operations and financial position is not material.
Hetsco, Inc. Acquisition
On January 13, 2017, the Company acquired 100% of the equity interests in Hetsco, Inc. from Global Power Equipment Group, Inc. for an estimated purchase price of $23,162, which was paid upon closing. The purchase price allocation reported at March 31, 2017 was preliminary and was based on provisional fair values. During the second quarter, the Company received revised third-party valuations, performed other analyses and recorded $380 in accounts receivable for post-closing adjustments, which resulted in an adjusted net purchase price of $22,782. No adjustments were made during the third quarter of 2017. The post-closing adjustments and revised fair values resulted in the following adjustments to the net assets acquired:

	September 30, 2017	Adjustments	As Previously Reported March 31, 2017
Goodwill	$8,849	$(1,271)	$10,120
Identifiable intangible assets – customer relationships	8,090	810	7,280
Other identifiable intangible assets	1,150	30	1,120
Other net assets	4,693	51	4,642
Net assets acquired	$22,782	$(380)	$23,162
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
Pro-forma information related to the Hetsco, Inc. acquisition has not been presented because the impact on the Company’s consolidated results of operations and financial position is not material.
Contingent Consideration
The estimated fair value of contingent consideration relating to the 2015 D&S Thermax acquisition was $1,800 at the date of acquisition and was valued according to a discounted cash flow approach, which includes assumptions regarding the probability of achieving certain earnings targets and a discount rate applied to the potential payments. Potential payments may be paid between

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

October 1, 2017 and July 1, 2019 based on the attainment of certain earnings targets. The potential payments related to Thermax contingent consideration are between $0 and $11,288.
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
The following table represents the changes in contingent consideration liabilities:

Balance at December 31, 2016	$1,923
Decrease in fair value of contingent consideration liabilities	(1,622)
Balance at September 30, 2017	$301
For the nine months ended September 30, 2017, the fair value of contingent consideration decreased by $1,622, which was primarily driven by economic circumstances that significantly reduced the likelihood of achieving certain earnings targets for the duration of the remaining potential payout period. There was no change in contingent consideration for the three months ended September 30, 2017. For the three and nine months ended September 30, 2016, the fair value of contingent consideration increased by $75 and $122, respectively.
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
Financial assets and liabilities measured at fair value on a recurring basis and presented in the Company’s condensed consolidated balance sheets are as follows:

	September 30, 2017
	Total	Level 2	Level 3
Foreign currency forward contracts	$20	$20	$—
Total financial assets	$20	$20	$—

Foreign currency forward contracts	$170	$170	$—
Contingent consideration liabilities	301	—	301
Total financial liabilities	$471	$170	$301

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
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
NOTE 9 — Accumulated Other Comprehensive Loss
The following tables represent changes in accumulated other comprehensive loss by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at June 30, 2017	$(10,784)	$(10,108)	$(20,892)
Other comprehensive income	6,657	—	6,657
Amounts reclassified from accumulated other comprehensive loss, net of income taxes of $109 (1) (3)	1,322	201	1,523
Net current-period other comprehensive income, net of taxes	7,979	201	8,180
Balance at September 30, 2017	$(2,805)	$(9,907)	$(12,712)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at June 30, 2016	$(12,506)	$(11,892)	$(24,398)
Other comprehensive income	21	—	21
Amounts reclassified from accumulated other comprehensive loss, net of income taxes of $135 (1)	—	250	250
Net current-period other comprehensive income, net of taxes	21	250	271
Balance at September 30, 2016	$(12,485)	$(11,642)	$(24,127)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2016	$(24,701)	$(10,511)	$(35,212)
Other comprehensive income	20,574	—	20,574
Amounts reclassified from accumulated other comprehensive loss, net of income taxes of $326 (2) (3)	1,322	604	1,926
Net current-period other comprehensive income, net of taxes	21,896	604	22,500
Balance at September 30, 2017	$(2,805)	$(9,907)	$(12,712)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2015	$(12,513)	$(12,391)	$(24,904)
Other comprehensive income	28	—	28
Amounts reclassified from accumulated other comprehensive loss, net of income taxes of $404 (2)	—	749	749
Net current-period other comprehensive income, net of taxes	28	749	777
Balance at September 30, 2016	$(12,485)	$(11,642)	$(24,127)
_______________

(1)
Amounts reclassified from accumulated other comprehensive loss were expensed and included in cost of sales ($122 and $152) and selling, general, and administrative expenses ($188 and $233) for the three months ended September 30, 2017 and 2016, respectively, in the condensed consolidated statements of operations and comprehensive income. The components in accumulated other comprehensive loss are included in the computation of net periodic pension expense as reported in the Employee Benefit Plans note.

(2)
Amounts reclassified from accumulated other comprehensive loss were expensed and included in cost of sales ($366 and $454) and selling, general, and administrative expenses ($564 and $699) for the nine months ended September 30, 2017 and 2016, respectively, in the condensed consolidated statements of operations and comprehensive income. The components in accumulated other comprehensive loss are included in the computation of net periodic pension expense as reported in the Employee Benefit Plans note.

(3)
For the three and nine months ended September 30, 2017, $1,322 was reclassified from accumulated other comprehensive loss to foreign currency loss in the condensed consolidated statements of operations and comprehensive income related to certain intercompany transactions.

NOTE 10 — Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to Chart Industries, Inc.	$1,510	$15,025	$1,381	$31,527
Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.05	$0.49	$0.04	$1.03
Diluted	$0.05	$0.48	$0.04	$1.02

Weighted average number of common shares outstanding — basic	30,755	30,585	30,726	30,578
Incremental shares issuable upon assumed conversion and exercise of share-based awards	556	479	562	362
Weighted average number of common shares outstanding — diluted	31,311	31,064	31,288	30,940
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Share-based awards	636	555	676	750
Warrants	3,368	3,368	3,368	3,368
Total anti-dilutive securities	4,004	3,923	4,044	4,118

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

NOTE 11 — Income Taxes
The Company recorded income tax expense of $1,907 and $1,764 in the three months ended September 30, 2017 and 2016, respectively. The Company recorded income tax expense of $2,346 and $12,829 in the nine months ended September 30, 2017 and 2016, respectively. The effective income tax rate of 47.5% and 48.6% for the three and nine months ended September 30, 2017 differed from the U.S. federal statutory rate of 35% primarily due to losses incurred by certain of the Company’s Chinese operations for which no benefit was recorded, partially offset by foreign exchange losses realized upon the receipt of previously taxed income, and the effect of income earned by certain of the Company’s international entities operating in lower taxed jurisdictions. The third quarter 2017 effective income tax rate was also impacted by transaction costs incurred with the acquisition of Hudson, a portion of which were non-deductible for U.S. federal income tax purposes. The effective income tax rate of 11.4% and 31.0% for the three and nine months ended September 30, 2016 differed from the U.S. federal statutory rate of 35% primarily due to an insurance settlement for breaches of representations and warranties that resulted in an adjustment to our purchase price of Airsep shares for tax purposes and offset by losses incurred by certain of the Company’s Chinese operations for which no benefit was recorded.
As of both September 30, 2017 and December 31, 2016, the Company has a liability for gross unrecognized tax benefits of $710. This amount includes $535 of unrecognized tax benefits as of September 30, 2017, which, if ultimately recognized, would reduce the Company’s annual effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company accrued approximately $89 and $86 for the payment of interest and penalties as of September 30, 2017 and December 31, 2016, respectively.
NOTE 12 — Employee Benefit Plans
The Company has a frozen defined benefit pension plan that covers certain U.S. hourly and salaried employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
The components of net periodic pension expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest cost	$543	$572	$1,627	$1,714
Expected return on plan assets	(698)	(698)	(2,094)	(2,092)
Amortization of net loss	310	385	930	1,153
Total net periodic pension expense	$155	$259	$463	$775

The Company’s funding policy is to contribute at least the minimum funding amounts required by law. The Company contributed $3,000 to its defined benefit pension plan in the third quarter of 2017, and based upon current actuarial estimates, the Company does not expect to contribute to its defined benefit pension plan again until 2018.
NOTE 13 — Share-based Compensation
During the nine months ended September 30, 2017, the Company granted 324 stock options, 153 restricted stock units, 7 shares of restricted stock, and 22 performance units. The total fair value of awards granted to employees during the nine months ended September 30, 2017 was $13,246. In addition, non-employee directors received 13 stock awards with a fair value of $487. During the nine months ended September 30, 2017, participants in the Company’s stock option plans exercised options to purchase 43 shares of the Company’s common stock, while 80 stock options were forfeited and 22 stock options expired.
Stock options generally vest ratably over a four-year vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the achievement of certain performance conditions. Leveraged restricted share units generally vest on the third anniversary of the grant date. During the nine months ended September 30, 2017, 129 shares of restricted stock and restricted stock units vested while 25 restricted stock units were forfeited. Also, during the nine months ended September 30, 2017, 22 performance units vested while 8 performance units were forfeited. Additionally, during the nine months ended September 30, 2017, 6 leveraged restricted share units vested.
Share-based compensation expense was $1,569 and $1,826 for the three months ended September 30, 2017 and 2016, respectively. Share-based compensation expense was $9,555 and $9,014 for the nine months ended September 30, 2017 and 2016, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the condensed

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

consolidated statements of operations and comprehensive income. As of September 30, 2017, total share-based compensation of $7,298 is expected to be recognized over the weighted-average period of approximately 2.2 years.
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
NOTE 14 — Restructuring Activities
The Company has implemented a number of cost reduction or avoidance actions, including headcount reductions and facility closures and relocations primarily relating to the consolidation of certain of our facilities in China, the Buffalo BioMedical respiratory consolidation, and relocation of the corporate headquarters. The Buffalo Biomedical respiratory facility consolidation into Ball Ground, Georgia, was completed during the first quarter of 2017. The E&C Wuxi, China facility consolidation was completed during the second quarter of 2017, and the D&S China facility consolidation is expected to be completed by the end of 2017. Our corporate headquarters move from Garfield Heights, Ohio to Ball Ground, Georgia (which was official effective October 26, 2017) was substantially completed during the third quarter of 2017, and the Company’s Garfield Heights headquarters lease commitment ends December 31, 2017.
The following table is a summary of the severance and other restructuring costs, which included employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other, for the three months and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Severance:
Cost of sales	$52	$159	$731	$3,501
Selling, general, and administrative expenses	920	43	2,767	2,382
Total severance costs	$972	$202	$3,498	$5,883
Other restructuring:
Cost of sales	$278	$—	$4,072	$—
Selling, general, and administrative expenses	1,499	103	4,847	420
Total other restructuring costs	$1,777	$103	$8,919	$420

Total restructuring costs	$2,749	$305	$12,417	$6,303
The Company is closely monitoring its end markets and order rates and will continue to take appropriate and timely actions as necessary. The Company currently expects additional restructuring costs in the remaining three months of 2017 to be approximately $1,530 ($1,000 - D&S, $310 - BioMedical, and $220 - Corporate), but further actions may be required based on future business conditions.
The following tables summarize the Company’s restructuring activities for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of June 30, 2017	$—	$1,865	$847	$1,493	$4,205
Restructuring costs	162	648	516	1,423	2,749
Cash payments	(157)	(1,381)	(803)	(1,480)	(3,821)
Acquired restructuring reserve	194	—	—	—	194
Balance as of September 30, 2017	$199	$1,132	$560	$1,436	$3,327

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
(Dollars and shares in thousands, except per share amounts) – Continued

	Three Months Ended September 30, 2016
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of June 30, 2016	$544	$4,796	$368	$276	$5,984
Restructuring costs	159	118	—	28	305
Cash payments	(267)	(1,160)	(168)	(219)	(1,814)
Balance as of September 30, 2016	$436	$3,754	$200	$85	$4,475

	Nine Months Ended September 30, 2017
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of December 31, 2016	$127	$2,864	$1,308	$3,025	$7,324
Restructuring costs	2,245	1,085	4,527	4,560	12,417
Cash payments	(2,367)	(2,817)	(5,275)	(6,149)	(16,608)
Acquired restructuring reserve	194	—	—	—	194
Balance as of September 30, 2017	$199	$1,132	$560	$1,436	$3,327

	Nine Months Ended September 30, 2016
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of December 31, 2015	$1,106	$3,446	$430	$850	$5,832
Restructuring costs	821	3,929	521	1,032	6,303
Cash payments	(1,491)	(3,621)	(751)	(1,797)	(7,660)
Balance as of September 30, 2016	$436	$3,754	$200	$85	$4,475

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2017
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
The following table represents information for the Company’s reportable segments and its corporate function:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales
Energy & Chemicals (1)	$46,588	$23,711	$126,473	$122,865
Distribution & Storage	139,281	126,646	390,057	363,743
BioMedical	54,662	53,573	166,309	158,174
Consolidated	$240,531	$203,930	$682,839	$644,782
Operating Income (Loss) (1) (2) (3) (4)
Energy & Chemicals	$329	$(5,736)	$(2,420)	$14,190
Distribution & Storage	21,016	14,715	49,186	37,550
BioMedical	9,539	20,916	24,387	38,120
Corporate (4)	(20,436)	(9,831)	(50,523)	(34,820)
Consolidated	$10,448	$20,064	$20,630	$55,040
___________

(1)	Includes results from the Hudson and Hetsco acquisitions, which are included in the Company’s E&C segment. Refer to the Business Combinations note for further details.

(2)
During the third quarter of 2016, the Company recovered for breaches of representations and warranties primarily related to warranty costs for certain product lines acquired in the 2012 acquisition of AirSep Corporation under the related representation and warranty insurance.  For the three months ended September 30, 2016, this reduced our BioMedical segment’s cost of sales by $15,145 and Corporate SG&A expenses by $859, net of associated legal fees.  For the nine months ended September 30, 2016, this reduced our BioMedical segment’s cost of sales by $15,145 and Corporate SG&A expenses by $376, net of associated legal fees recorded in the first nine months of 2016.

(3)
Includes restructuring costs of $2,749 and $305 for the three months ended September 30, 2017 and 2016, respectively, and $12,417 and $6,303 for the nine months ended September 30, 2017 and 2016 respectively.

(4)	Includes acquisition-related costs of $7,445 and $8,587 for the three and nine months ended September 30, 2017, respectively.
The following table represents total assets for the Company’s reportable segments and its corporate function:

	September 30, 2017	December 31, 2016
Total Assets
Energy & Chemicals (1)	$782,553	$172,494
Distribution & Storage	679,350	631,715
BioMedical	165,195	166,940
Corporate	65,925	261,933
Consolidated	$1,693,023	$1,233,082
___________

(1)	Includes assets acquired from the Hudson and Hetsco acquisitions, which are included in the Company’s E&C segment. Refer to the Business Combinations note for further details.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Third Quarter and Year-to-date 2017 Highlights
Our consolidated results for the third quarter 2017 were highlighted by sales of $240.5 million, and operating income of $10.4 million, inclusive of the in quarter acquisitions.  Gross profit for the third quarter of 2017 was $70.4 million, or 29.3% of sales, which was unfavorably impacted by $0.3 million of restructuring costs.  Energy & Chemicals (“E&C”) gross margin improved sequentially from 13.3% in the second quarter of 2017 to 18.6% in the third quarter of 2017, which includes 260 basis points from the inclusion of the results of RCHPH Holdings, Inc. (“Hudson”).  The strength in gross margin was driven in part by restructuring and additional LNG (“Liquefied Natural Gas”) FEED projects. Distribution & Storage (“D&S”) third quarter gross margin as a percent of sales of 29.1% sequentially increased 340 basis points over the second quarter of 2017.  Continued improvement in D&S cost structure from reductions in force taken this year combined with D&S European operational improvements contributed to the sequential increase. BioMedical third quarter gross margin as a percent of sales of 38.7% increased sequentially by 150 basis points, from 37.2% in the second quarter of 2017.  This reflects the reduced cost structure from the completion of the Buffalo, New York respiratory facility consolidation.
Market and order activity continues to increase year to date, with $258.0 million in orders received in the quarter, inclusive of $3.8 million of orders from Hudson in the ten day Chart ownership period.  This is the fourth consecutive quarter of sequential order growth for Chart.  E&C orders in both the third and second quarters of 2017 were above $60 million, and BioMedical orders were up 7.3% sequentially over the second quarter of 2017 driven by continued demand for oxygen concentrators.  Backlog excluding third quarter acquisitions increased to $390.6 million from $367.2 million at the end of the second quarter of 2017.  We anticipate this sequential order trend will continue to increase through year end, with specific project orders expected in the E&C business and in D&S Asia related to LNG vehicle tanks.
On September 20, 2017, we closed on the acquisition of Hudson. The estimated purchase price is $419.4 million and Hudson’s results of operations are included in our E&C segment since that date.   On August 31, 2017 we closed the acquisition of VCT Vogel (“VCT”).  The estimated purchase price is $4.1 million, and VCT’s results are included in our D&S segment since that date.
Outlook
Our 2017 full year outlook reflects continued tempered energy prices related to core LNG E&C business, year-to-date order growth in our segments and the impact of current year acquisitions (Hetsco, Inc., Hudson, and VCT).  We continue to anticipate that the forecasted global supply/demand LNG gas balance will be reached in 2022-2023, thereby driving LNG export facility orders in late 2018 / early 2019. A majority of upcoming projects for U.S. LNG export have transitioned from utilizing traditional single train base load plants to multi-train mid-scale projects, with a modular approach to achieve baseload capacities. This is important to us because multi-train mid-scale may use Chart’s patented IPSMR technology as well as our brazed aluminum heat exchanger and cold boxes as the main liquefaction heat exchanger technology.
We continue to invest in our automation, process improvement, and productivity activities across the Company, with anticipated 2017 capital investment between $35 million and $45 million.  This is inclusive of capacity expansion in our brazed aluminum heat exchanger La Crosse, Wisconsin facility which is expected to be complete mid-2018 and totals approximately $24 million in capital spend, of which approximately $15 million is included in our anticipated 2017 full year capital spend.
We expect full year restructuring costs to total $13.9 million of which $12.4 million has been incurred in the nine months ended September 30, 2017.  The remaining restructuring costs relate to the corporate office relocation from Garfield Heights, Ohio to Ball Ground, Georgia and consolidation of certain facilities in China.  We expect the 2017 restructuring actions to provide annualized run rate savings of $15 million beginning with the first full year of savings in 2018.

Consolidated Results for the Three Months Ended September 30, 2017 and 2016, and June 30, 2017
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended September 30, 2017 and 2016 and June 30, 2017. Financial data for the three months ended June 30, 2017 has been included to provide additional information regarding our business trends on a sequential quarter basis (dollars in thousands):
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Quarter		Current Quarter vs. Prior Sequential Quarter
	September 30, 2017	September 30, 2016	June 30, 2017	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Energy & Chemicals	$46,588	$23,711	$40,018	$22,877	96.5%	$6,570	16.4%
Distribution & Storage	139,281	126,646	137,518	12,635	10.0%	1,763	1.3%
BioMedical	54,662	53,573	60,677	1,089	2.0%	(6,015)	(9.9)%
Consolidated	$240,531	$203,930	$238,213	$36,601	17.9%	$2,318	1.0%
Gross Profit
Energy & Chemicals	$8,682	$1,803	$5,327	$6,879	381.5%	$3,355	63.0%
Distribution & Storage	40,542	33,429	35,327	7,113	21.3%	5,215	14.8%
BioMedical	21,178	34,391	22,561	(13,213)	(38.4)%	(1,383)	(6.1)%
Consolidated	$70,402	$69,623	$63,215	$779	1.1%	$7,187	11.4%
Gross Profit Margin
Energy & Chemicals	18.6%	7.6%	13.3%
Distribution & Storage	29.1%	26.4%	25.7%
BioMedical	38.7%	64.2%	37.2%
Consolidated	29.3%	34.1%	26.5%
SG&A Expenses
Energy & Chemicals	$7,394	$7,050	$7,414	$344	4.9%	$(20)	(0.3)%
Distribution & Storage	18,587	15,978	16,924	2,609	16.3%	1,663	9.8%
BioMedical	10,918	12,601	11,874	(1,683)	(13.4)%	(956)	(8.1)%
Corporate	19,815	9,801	13,993	10,014	102.2%	5,822	41.6%
Consolidated	$56,714	$45,430	$50,205	$11,284	24.8%	$6,509	13.0%
SG&A Expenses (% of Sales)
Energy & Chemicals	15.9%	29.7%	18.5%
Distribution & Storage	13.3%	12.6%	12.3%
BioMedical	20.0%	23.5%	19.6%
Consolidated	23.6%	22.3%	21.1%
Operating Income (Loss) (1) (2)
Energy & Chemicals	$329	$(5,736)	$(2,568)	$6,065	(105.7)%	$2,897	(112.8)%
Distribution & Storage	21,016	14,715	16,577	6,301	42.8%	4,439	26.8%
BioMedical	9,539	20,916	9,848	(11,377)	(54.4)%	(309)	(3.1)%
Corporate (3)	(20,436)	(9,831)	(13,922)	(10,605)	107.9%	(6,514)	46.8%
Consolidated	$10,448	$20,064	$9,935	$(9,616)	(47.9)%	$513	5.2%
Operating Margin (Loss)
Energy & Chemicals	0.7%	(24.2)%	(6.4)%
Distribution & Storage	15.1%	11.6%	12.1%
BioMedical	17.5%	39.0%	16.2%
Consolidated	4.3%	9.8%	4.2%
_______________
(1) Restructuring costs for the three months ended:

•	September 30, 2017 were $2.7 million ($0.2 million - E&C, $0.6 million - D&S, $0.5 million BioMedical, and $1.4 million - Corporate)

•	September 30, 2016 were $0.3 million ($0.2 million - E&C and $0.1 million - D&S)

•	June 30, 2017 were $5.0 million ($1.6 million - E&C, $0.3 million - D&S, $1.4 million - BioMedical, and $1.7 million - Corporate)

(2)
During the third quarter of 2016, the Company recovered for breaches of representations and warranties primarily related to warranty costs for certain product lines acquired in the 2012 acquisition of AirSep Corporation under the related representation and warranty insurance.  For the three months ended September 30, 2016, this reduced our BioMedical segment’s cost of sales by $15.1 million and Corporate SG&A expenses by $0.9 million, net of associated legal fees.

(3)	Includes acquisition-related expenses of $7.4 million and $1.0 million for the three months ended September 30, 2017 and June 30, 2017, respectively.

Results of Operations for the Three Months Ended September 30, 2017 and 2016, and June 30, 2017
Sales in the third quarter of 2017 compared to the same quarter in 2016 increased $36.6 million, from $203.9 million to $240.5 million, or 17.9%, with increases across all segments. The largest increases were in E&C, $22.9 million or 96.5%, and D&S, $12.6 million or 10.0%. E&C’s Lifecycle business, which includes results from the Hetsco acquisition, added $11.4 million in incremental sales to E&C during the three months ended September 30, 2017, and E&C’s Hudson acquisition added $6.1 million in incremental sales to E&C during the period of ownership from September 20, 2017 through September 30, 2017. D&S saw improvement in all regions during the three months ended September 30, 2017 as compared to the same quarter in 2016, with the largest increase in China, driven by stronger LNG-related product sales. Sequentially over the second quarter of 2017, the overall sales increase of $2.3 million was largely driven by sales incrementally added by the Hudson acquisition. This increase was partially offset by decreased sales in cryobiological applications within the BioMedical segment.
Gross profit increased during the third quarter of 2017 compared to the third quarter of 2016 by $0.8 million. Gross profit in the third quarter of 2016 included $15.1 million related to the impact of an insurance recovery received by the BioMedical segment for breaches of representations and warranties related to warranty costs for certain product lines acquired from AirSep Corporation (“AirSep”) in 2012. The increase is primarily due to gross profit added from the Hetsco and Hudson acquisitions in our E&C segment. Gross profit further increased as a result of higher volume at better margins in the D&S segment. Excluding the impact of the insurance recovery, BioMedical’s gross profit was up compared to the prior year on slightly higher sales. Sequentially over the second quarter of 2017, the increase in gross profit of $7.2 million, or 11.4%, was mainly driven by the E&C segment’s incremental margin from the Hudson acquisition and the D&S segment, where favorable product mix drove margins higher.
SG&A expenses increased by $11.3 million, or 24.8%, during the third quarter of 2017 compared to the third quarter of 2016. During the third quarter of 2017, Corporate incurred $7.3 million of expenses associated with the Hudson acquisition. Sequentially over the second quarter of 2017, the SG&A expenses increase was primarily driven by acquisition-related expenses associated with the Hudson acquisition and restructuring.
Restructuring costs were related to the previously announced corporate office relocation, the Buffalo BioMedical respiratory consolidation to our Ball Ground, Georgia facilities and our Wuxi, China facility consolidation. Restructuring costs were $2.7 million in the third quarter of 2017 and were recorded in cost of goods sold ($0.3 million) and SG&A ($2.4 million). Restructuring costs were $0.3 million in the third quarter of 2016 and were recorded primarily in SG&A. Restructuring costs were $5.0 million in the second quarter of 2017 and were recorded in cost of goods sold ($2.0 million) and SG&A ($3.0 million).
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended September 30, 2017 and 2016 was $4.8 million and $4.3 million, respectively. Interest expense for the three months ended September 30, 2017 included $1.3 million of 2.0% cash interest, $3.4 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes, and $0.3 million in interest related to borrowings on our senior secured revolving credit facility for the Hudson acquisition. For each of the three months ended September 30, 2017 and 2016, financing costs amortization was $0.3 million.

Income Tax Expense
Income tax expense of $1.9 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 47.5% and 11.4%, respectively. The effective income tax rate of 47.5% for the third quarter of 2017 was higher than the U.S. federal statutory rate of 35% primarily due to losses incurred by certain of our Chinese operations for which no tax benefit was recorded, partially offset by the effect of income earned by certain of our international entities operating in lower taxed jurisdictions. The third quarter 2017 effective income tax rate was also impacted by transaction costs incurred with the acquisition of Hudson, a portion of which were non-deductible for U.S. federal income tax purposes. The effective income tax rate of 11.4% for the three months ended September 30, 2016 differed from the U.S. federal statutory rate of 35% primarily due to the insurance settlement for breaches of representations and warranties that resulted in an adjustment to our purchase price of Airsep shares for tax purposes and was offset by losses incurred by certain of our Chinese operations for which no benefit was recorded.
Net Income
As a result of the foregoing, net income attributable to the Company for the three months ended September 30, 2017 and 2016 was $1.5 million and $15.0 million, respectively.

Consolidated Results for the Nine Months Ended September 30, 2017 and 2016
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the nine months ended September 30, 2017 and 2016 (dollars in thousands):
Selected Financial Information

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2017	September 30, 2016	Variance ($)	Variance (%)
Sales
Energy & Chemicals	$126,473	$122,865	$3,608	2.9%
Distribution & Storage	390,057	363,743	26,314	7.2%
BioMedical	166,309	158,174	8,135	5.1%
Consolidated	$682,839	$644,782	$38,057	5.9%
Gross Profit
Energy & Chemicals	$22,434	$39,147	$(16,713)	(42.7)%
Distribution & Storage	106,417	96,074	10,343	10.8%
BioMedical	60,426	74,054	(13,628)	(18.4)%
Consolidated	$189,277	$209,275	$(19,998)	(9.6)%
Gross Profit Margin
Energy & Chemicals	17.7%	31.9%
Distribution & Storage	27.3%	26.4%
BioMedical	36.3%	46.8%
Consolidated	27.7%	32.5%
SG&A Expenses
Energy & Chemicals	$22,610	$23,295	$(685)	(2.9)%
Distribution & Storage	53,269	52,517	752	1.4%
BioMedical	33,609	33,288	321	1.0%
Corporate	49,858	34,762	15,096	43.4%
Consolidated	$159,346	$143,862	$15,484	10.8%
SG&A Expenses (% of Sales)
Energy & Chemicals	17.9%	19.0%
Distribution & Storage	13.7%	14.4%
BioMedical	20.2%	21.0%
Consolidated	23.3%	22.3%
Operating (Loss) Income (1) (2)
Energy & Chemicals	$(2,420)	$14,190	$(16,610)	(117.1)%
Distribution & Storage	49,186	37,550	11,636	31.0%
BioMedical	24,387	38,120	(13,733)	(36.0)%
Corporate (3)	(50,523)	(34,820)	(15,703)	45.1%
Consolidated	$20,630	$55,040	$(34,410)	(62.5)%
Operating (Loss) Margin
Energy & Chemicals	(1.9)%	11.5%
Distribution & Storage	12.6%	10.3%
BioMedical	14.7%	24.1%
Consolidated	3.0%	8.5%
_______________
(1) Restructuring costs for the nine months ended:

•	September 30, 2017 were $12.4 million, ($2.2 million - E&C, $1.1 million - D&S, $4.5 million BioMedical, and $4.6 million - Corporate)

•	September 30, 2016 were $6.3 million ($0.8 million - E&C, $3.9 million - D&S, $0.5 million BioMedical, and $1.1 million - Corporate)

(2)
During the third quarter of 2016, the Company recovered for breaches of representations and warranties primarily related to warranty costs for certain product lines acquired in the 2012 acquisition of AirSep Corporation under the related representation and warranty insurance.  For the nine months ended September 30, 2016, this reduced our BioMedical segment’s cost of sales by $15,145 and Corporate SG&A expenses by $376, net of associated legal fees recorded in the first nine months of 2016.

(3)	Includes acquisition-related expenses of $8.6 million for the nine months ended September 30, 2017.
Results of Operations for the Nine Months Ended September 30, 2017 and 2016
Sales in the nine months ended September 30, 2017 increased in all segments compared to the nine months ended September 30, 2016, by $38.1 million or 5.9%, primarily driven by stronger sales in D&S as a result of increased sales in bulk and packaged gas industrial applications, especially in the U.S and China. E&C sales include $37.6 million of incremental sales from Lifecycle, which includes the Hetsco acquisition, and the Hudson acquisition which added $6.1 million in incremental sales to E&C during the period of ownership from September 20, 2017 through September 30, 2017. E&C segment sales in 2016 included several short-lead time replacement equipment sales and contract expiration fees.
Gross profit decreased $20.0 million, and the related margin decreased from 32.5% to 27.7% during the first nine months of 2017 compared to the first nine months of 2016. The prior year included several high margin short-lead time replacement equipment sales and contract expiration fees in our E&C segment that did not recur in 2017 as well as the BioMedical insurance recovery for breaches of representations and warranties related to warranty costs for certain product lines acquired from AirSep in 2012. For the nine months ended September 30, 2016, this reduced BioMedical’s cost of sales by $15.1 million and added 9.6% to the year-to-date gross margin.
SG&A expenses increased by $15.5 million during the first nine months of 2017 compared to the first nine months of 2016. During the first nine months of 2017, Corporate incurred $8.6 million in acquisition-related costs, of which $8.1 million related to the Hudson acquisition. Restructuring expenses increased $6.1 million as further discussed below.
Restructuring costs of $12.4 million for the first nine months of 2017 were recorded in cost of goods sold ($4.8 million) and SG&A ($7.6 million) as a result of our cost reduction and operating efficiency initiatives primarily related to the corporate office relocation, the Buffalo BioMedical respiratory consolidation to our Ball Ground, Georgia facilities and our China facilities consolidation. Restructuring costs of $6.3 million for the first nine months of 2016 were recorded in cost of goods sold ($3.5 million) and SG&A ($2.8 million).
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the nine months ended September 30, 2017 and 2016 was $13.0 million and $12.6 million, respectively. Interest expense for the nine months ended September 30, 2017 included $3.8 million of 2.0% cash interest, $10.0 million of non-cash interest accretion expense related to the carrying value of the Convertible Notes and $0.3 million in interest related to borrowings on our senior secured revolving credit facility for the Hudson acquisition. For each of the nine months ended September 30, 2017 and 2016, financing costs amortization was $1.0 million.
Income Tax Expense
Income tax expense of $2.3 million and $12.8 million for the nine months ended September 30, 2017 and 2016, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 48.6% and 31.0%, respectively. The effective income tax rate of 48.6% for the nine months ended September 30, 2017 was higher than the U.S. federal statutory rate of 35% primarily due to losses incurred by certain of the Company’s Chinese operations for which no benefit was recorded, partially offset by foreign exchange losses realized upon the receipt of previously taxed income and the effect of income earned by certain of the Company’s international entities operating in lower taxed jurisdictions. During the nine months ended September 30, 2017, the effective income tax rate was also impacted by transaction costs incurred with the acquisition of Hudson, a portion of which were non-deductible for U.S. federal income tax purposes. The effective income tax rate of 31.0% for the nine months ended September 30, 2016 differed from the U.S. federal statutory rate of 35% primarily due to the insurance settlement for breaches of representations and warranties that resulted in an adjustment to our purchase price of Airsep shares for tax purposes and offset by losses incurred by certain of our Chinese operations for which no benefit was recorded.
Net Income
As a result of the foregoing, net income attributable to the Company for the nine months ended September 30, 2017 and 2016 was $1.4 million and $31.5 million, respectively.

Segment Results
The structure of the Company’s internal organization is divided into the following reportable segments, which are also the Company’s operating segments: E&C, D&S, and BioMedical. Corporate includes operating expenses for executive management, accounting, tax, treasury, human resources, information technology, legal, internal audit, and risk management. For further information, refer to our Reportable Segments note to our condensed consolidated financial statements included elsewhere in this report. The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):
Energy & Chemicals
Results for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	September 30, 2017	September 30, 2016	Variance ($)	Variance (%)
Sales	$46,588	$23,711	$22,877	96.5%
Gross Profit	8,682	1,803	6,879	381.5%
Gross Profit Margin	18.6%	7.6%
SG&A Expenses	$7,394	$7,050	$344	4.9%
SG&A Expenses (% of Sales)	15.9%	29.7%
Operating (Loss) Income	$329	$(5,736)	$6,065	(105.7)%
Operating (Loss) Margin	0.7%	(24.2)%
For the third quarter of 2017, E&C segment sales increased as compared to the same quarter in 2016. E&C’s Lifecycle business, which includes results from the Hetsco acquisition, added $11.4 million in incremental sales to E&C during the three months ended September 30, 2017, and E&C’s Hudson acquisition added $6.1 million in incremental sales to E&C during the period of ownership from September 20, 2017 through September 30, 2017. Overall, the increase in sales was driven primarily by a continued increase in activity in the Natural Gas Liquids (“NGL”) and Petrochemical applications, while lower energy prices continued to have an impact on LNG related opportunities within the E&C segment.
For the third quarter of 2017, E&C segment gross profit and the related margin increased as compared to the same quarter in 2016 primarily due to an increase in high margin short lead-time replacement equipment projects and improved productivity driven by the volume increase in the NGL and Petrochemical applications.
E&C segment SG&A expenses increased slightly during the third quarter of 2017 as compared to the same quarter in 2016 primarily driven by incremental SG&A expenses from the Hetsco and Hudson acquisitions.
Results for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2017	September 30, 2016	Variance ($)	Variance (%)
Sales	$126,473	$122,865	$3,608	2.9%
Gross Profit	22,434	39,147	(16,713)	(42.7)%
Gross Profit Margin	17.7%	31.9%
SG&A Expenses	$22,610	$23,295	$(685)	(2.9)%
SG&A Expenses (% of Sales)	17.9%	19.0%
Operating (Loss) Income	$(2,420)	$14,190	$(16,610)	(117.1)%
Operating (Loss) Margin	(1.9)%	11.5%
For the first nine months of 2017, E&C segment sales increased as compared to the same period in 2016. The increase was primarily driven by our Lifecycle business, which includes the Hetsco acquisition, which contributed $39.8 million in sales during the first nine months of 2017 compared to $2.2 million in sales during the prior-year period. Additionally, the Hudson acquisition added $6.1 million of sales in the current year. These increases were largely offset by more significant short lead-time replacement equipment sales in 2016 as compared to 2017. Overall, E&C sales performance during the first nine months of 2017 was primarily driven by an increase in activity in the NGL and Petrochemical applications, while lower energy prices continued to have an impact on LNG related opportunities.
E&C gross profit and the related margin decreased during the first nine months of 2017 as compared to the same period in 2016. Included in 2016 were several short lead-time replacement equipment sales and contract expiration fees which contributed approximately $31 million of gross profit during 2016.
E&C segment SG&A expenses decreased during the first nine months of 2017 as lower employee-related costs, short-term variable compensation incentives, bad debt expense and headcount reductions were partially offset by incremental SG&A expenses added by the Hetsco and Hudson acquisitions.
Distribution & Storage
Results for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	September 30, 2017	September 30, 2016	Variance ($)	Variance (%)
Sales	$139,281	$126,646	$12,635	10.0%
Gross Profit	40,542	33,429	7,113	21.3%
Gross Profit Margin	29.1%	26.4%
SG&A Expenses	$18,587	$15,978	$2,609	16.3%
SG&A Expenses (% of Sales)	13.3%	12.6%
Operating Income	$21,016	$14,715	$6,301	42.8%
Operating Margin	15.1%	11.6%
D&S segment sales increased during the third quarter of 2017 as compared to the same quarter in 2016 primarily due to a $7.8 million increase in sales for liquefied natural gas applications, a $2.2 million increase in packaged gas industrial applications, and a $2.6 million increase in bulk industrial gas applications.
D&S segment gross profit increased during the third quarter of 2017 as compared to the same quarter in 2016 mainly driven by higher volume across all regions, and the related margin increased primarily due to favorable product mix.
D&S segment SG&A expenses increased during the third quarter of 2017 as compared to the same quarter in 2016 mainly due to higher employee-related costs and restructuring expense.
Results for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2017	September 30, 2016	Variance ($)	Variance (%)
Sales	$390,057	$363,743	$26,314	7.2%
Gross Profit	106,417	96,074	10,343	10.8%
Gross Profit Margin	27.3%	26.4%
SG&A Expenses	$53,269	$52,517	$752	1.4%
SG&A Expenses (% of Sales)	13.7%	14.4%
Operating Income	$49,186	$37,550	$11,636	31.0%
Operating Margin	12.6%	10.3%
D&S segment sales increased during the first nine months of 2017 as compared to the same period in 2016 mainly due to $22.8 million increase in sales for liquefied natural gas applications and a $13.2 million increase in packaged gas industrial applications, partially offset by a $9.7 million decrease in bulk industrial gas applications.
D&S segment gross profit increased during the first nine months of 2017 as compared to the same period in 2016 mainly driven by higher volume across all regions, and the related margin increased, especially in Asia, primarily due to improved execution.
D&S segment SG&A expenses increased during the first nine months of 2017 as compared to the same period in 2016 mainly due to higher employee-related costs and were partially offset by the impact of a reduction in a contingent consideration liability associated with a prior acquisition, which was recorded during the nine months ended September 30, 2017, and lower restructuring costs.
BioMedical
Results for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	September 30, 2017	September 30, 2016	Variance ($)	Variance (%)
Sales	$54,662	$53,573	$1,089	2.0%
Gross Profit	21,178	34,391	(13,213)	(38.4)%
Gross Profit Margin	38.7%	64.2%
SG&A Expenses	$10,918	$12,601	$(1,683)	(13.4)%
SG&A Expenses (% of Sales)	20.0%	23.5%
Operating Income	$9,539	$20,916	$(11,377)	(54.4)%
Operating Margin	17.5%	39.0%
For the third quarter of 2017, the BioMedical segment sales increase was primarily driven by respiratory therapy equipment applications as compared to the same quarter in 2016.
During the third quarter of 2017, BioMedical segment gross profit decreased as compared to the same quarter in 2016. The third quarter of 2016 included the impact of an insurance recovery for breaches of representations and warranties related to warranty costs for certain product lines acquired from AirSep in 2012. For the three months ended September 30, 2016, this reduced BioMedical’s cost of sales by $15.1 million and added 28.3% to the margin. Excluding this impact, gross profit increased by $1.9 million and the related margin increased 2.8 percentage points primarily due to volume and favorable mix associated with military-based respiratory therapy applications.
BioMedical segment SG&A expenses during the third quarter of 2017, decreased as compared to the same quarter in 2016 primarily due to lower employee-related costs associated with the operations and engineering transition from our Buffalo BioMedical respiratory facilities to our Ball Ground, Georgia facilities along with the divestiture of our Qdrive® business.
Results for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2017	September 30, 2016	Variance ($)	Variance (%)
Sales	$166,309	$158,174	$8,135	5.1%
Gross Profit	60,426	74,054	(13,628)	(18.4)%
Gross Profit Margin	36.3%	46.8%
SG&A Expenses	$33,609	$33,288	$321	1.0%
SG&A Expenses (% of Sales)	20.2%	21.0%
Operating Income	$24,387	$38,120	$(13,733)	(36.0)%
Operating Margin	14.7%	24.1%
For the first nine months of 2017, the increase in BioMedical segment sales as compared to the same period in 2016 was primarily driven military-based respiratory therapy equipment sales, stainless freezer sales within our life sciences applications, particularly in Asia, and an increase in projects within commercial oxygen generation systems applications.
During the first nine months of 2017, BioMedical segment gross profit and the related margin decreased as compared to the same period in 2016. The third quarter of 2016 included the impact of an insurance recovery for breaches of representations and warranties related to warranty costs for certain product lines acquired from AirSep in 2012. For the nine months ended September 30, 2016, this reduced BioMedical’s cost of sales by $15.1 million and added 9.6% to the year-to-date margin. Excluding this impact, gross profit increased by $1.5 million mainly on increased volume.
BioMedical segment SG&A expenses, which included $2.0 million of restructuring costs during the first nine months of 2017, increased as compared to the same period in 2016 primarily due to one-time costs related to expansion into a direct-to-consumer sales channel, regulatory, and legal fees. Higher restructuring costs were incurred during the nine months ended

September 30, 2017 to support the operations and engineering transition from our Buffalo BioMedical respiratory facilities to our Ball Ground, Georgia facilities along with the divestiture of our Qdrive® business.
Corporate
Corporate SG&A expenses increased by $10.0 million during the third quarter of 2017 as compared to the same quarter in 2016, primarily due to $7.4 million in acquisition-related costs, of which $7.3 million related to the Hudson acquisition. Corporate SG&A expenses increased by $15.1 million during the first nine months of 2017 as compared to the same period in 2016 primarily due to $8.6 million in acquisition-related costs, of which $8.1 million related to the Hudson acquisition and $4.6 million in corporate restructuring costs in the nine months ended September 30, 2017 compared to $1.1 million in the same period in 2016.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Convertible Notes: The outstanding aggregate principal amount of the Company’s Convertible Notes is $250.0 million. The Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. The effective interest rate at issuance, under generally accepted accounting principles, was 7.9%. Upon conversion, holders of the Convertible Notes will receive cash up to the principal amount of the Convertible Notes. It is the Company’s intention to settle any excess conversion value in shares of the Company’s common stock. However, the Company may elect to settle, at its discretion, any such excess value in cash, shares of the Company’s common stock, or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of the Company’s common stock on July 28, 2011, the date of the Convertible Notes offering, which was $53.10 per share. The Convertible Notes are classified as current liabilities at September 30, 2017 as their maturity is within 12 months of the balance sheet date. At the end of the third quarter of 2017, events for early conversion were not met; and thus, the Convertible Notes were not convertible as of, and for the fiscal quarter beginning October 1, 2017. There have been no conversions as of the date of this filing. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from cash balances or borrowings under its senior secured revolving credit facility.
Senior Secured Revolving Credit Facility: The Company has a five-year $450.0 million senior secured revolving credit facility (the “SSRCF”) which matures on October 29, 2019. The SSRCF includes a $25.0 million sub-limit for the issuance of swingline loans and a $100.0 million sub-limit to be used for letters of credit. There is a foreign currency limit of $100.0 million under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100.0 million made by the Company’s wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”), and Chart Asia Investment Company Limited. The SSRCF also includes an expansion option permitting the Company to add up to an aggregate $200.0 million in term loans or revolving credit commitments from its lenders. Loans under the SSRCF bear interest at LIBOR or the Adjusted Base Rate as defined in the Debt and Credit Arrangements note to our condensed consolidated financial statements included elsewhere in this report, plus a margin that varies with the Company’s leverage ratio. Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the Convertible Notes outstanding six months prior to the maturity date of the Convertible Notes and when holders of the Convertible Notes have the option to require the Company to repurchase the Convertible Notes, a leverage ratio and an interest ratio. On September 19, 2017, the Company entered into an amendment (“Amendment No. 2”) to its SSRCF to exclude the acquisition of Hudson from the pro forma leverage ratio requirement of the SSRCF. Concurrently with Amendment No. 2, the Company has exercised its right under the SSRCF to elect an increase in the maximum permissible leverage ratio thereunder to 3.75 for the four fiscal-quarter period ending September 30, 2018. As of September 30, 2017, there were $300.0 million borrowings outstanding under the SSRCF. The Company borrowed against this facility to fund the Hudson acquisition. The Company had $44.8 million in letters of credit and bank guarantees supported by the SSRCF, which had availability of $105.2 million, at September 30, 2017. The Company was in compliance with all covenants, including its financial covenants at September 30, 2017. The Company is currently negotiating a refinancing of the SSRCF, which is expected to close in November 2017. We anticipate that the refinanced SSRCF will extend the current SSRCF maturity to 2022 and otherwise be similar in size, structure and collateral packages to the current SSRCF, along with other changes favorable to the Company and its subsidiaries.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7.5 million) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC or Chengdu under the China Facilities are guaranteed by the Company. At September 30, 2017, there were no borrowings under the revolving facility, but CCESC and CCDEC had 2.6 million Chinese yuan (equivalent to $0.4 million) and 0.5 million Chinese yuan (equivalent to $0.08 million) in bank guarantees, respectively.
CCDEC maintains an unsecured credit facility whereby CCDEC may borrow up to 30.0 million Chinese yuan (equivalent to $4.5 million) for working capital purposes. At September 30, 2017 there was 15.0 million Chinese yuan (equivalent to $2.3 million) outstanding under this facility, bearing interest at 4.35%. CCDEC was negotiating new terms of this facility including a new maturity date as of the end of the third quarter of 2017.
CCESC entered into a term loan during the second quarter of 2016. The term loan is secured by certain CCESC land use rights and allows for up to 86.6 million Chinese yuan (equivalent to $13.1 million) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At September 30, 2017, there was 56.6 million Chinese yuan (equivalent to $8.5 million) outstanding on this loan, bearing interest at 5.39%.
Foreign Facilities – Europe: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 125.0 million Czech koruna (equivalent to $5.7 million) and two secured credit facilities with capacity of up to 5.6 million euros (equivalent to $6.6 million). All three facilities allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under two of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit, and under one facility, Ferox must pay the letter of credit and guarantee fees equal to 0.50%. Ferox’s land, buildings and cash collateral secure the credit facilities. As of September 30, 2017, there were bank guarantees of 147.1 million Czech koruna (equivalent to $6.7 million) supported by the Ferox credit facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 million in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of September 30, 2017.
Our debt and related covenants are further described in the Debt and Credit Arrangements note to our condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $124.7 million at September 30, 2017, a decrease of $157.3 million from the balance at December 31, 2016 primarily driven by the Hudson acquisition. Our foreign subsidiaries held cash of approximately $83.3 million and $72.9 million, at September 30, 2017, and December 31, 2016, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our SSRCF, and cash provided by operations will be sufficient to finance our normal working capital needs, acquisitions, and investments in properties, facilities, and equipment for the foreseeable future. We further anticipate repaying the Convertible Notes, which mature on August 1, 2018, on or before maturity with some combination of cash and liquid investments, availability under the SSRCF or additional financing sources.
Cash provided by operating activities was $17.5 million for the nine months ended September 30, 2017, a decrease of $129.1 million from the nine months ended September 30, 2016, primarily due to lower net income and working capital increases within accounts receivable and inventory. Cash provided by operating activities was $146.6 million for the nine months ended September 30, 2016 largely due to improvements in working capital, including greater cash collections during the first half of 2016, and reductions in inventory, partially offset by reduced accounts payable.
Cash used in investing activities was $468.1 million and $13.7 million for the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, we used $419.4 million of cash related to the Hudson acquisition, $23.2 million of cash related to the Hetsco acquisition, $3.4 million cash related to the VCT acquisition and $23.4 million for capital expenditures. During the nine months ended September 30, 2016, we used $13.4 million for capital expenditures.
Cash provided by financing activities was $296.2 million and $8.8 million for the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, we borrowed $300.0 million on our SSRCF to fund the Hudson acquisition. We also borrowed 15.0 million Chinese yuan (equivalent to $2.2 million) and repaid 35.0 million Chinese yuan (equivalent to $5.1 million) on our China Facilities. We received $1.1 million in proceeds from stock option exercises and used $2.0 million for the purchase of common stock which was surrendered to cover tax withholding elections during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we borrowed 111.6 million Chinese yuan (equivalent to $17.0 million) and repaid 50.0 million Chinese yuan (equivalent to $7.6 million) on our China Facilities.

Accounts Receivable and Allowance for Doubtful Accounts
Our accounts receivable, net, balance was $195.8 million at September 30, 2017 compared to $142.8 million at December 31, 2016, representing an increase of $53.0 million. The Hudson acquisition added $34.7 million to our accounts receivable balance at September 30, 2017. Our accounts receivable allowance was $10.3 million at September 30, 2017 and $10.2 million at December 31, 2016. The reserve includes approximately $7.2 million attributed to receivables in China in light of the economic environment and collection challenges in China.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2017. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances, and available borrowings under our credit facilities. We may repurchase a portion of our Convertible Notes on the open market from time to time to the extent permitted by our debt covenants with available cash. To the extent that we repurchase Convertible Notes, we would expect to enter into an agreement with each of the Option Counterparties to our convertible note hedge, warrants, and capped call agreements providing for the partial unwind of such agreements in a notional amount corresponding to the aggregate principal amount of Convertible Notes that we repurchase. We expect to satisfy the minimum liquidity requirement under our SSRCF during the six months prior to the August 1, 2018 maturity of the Convertible Notes as well as the ultimate payment of the Convertible Notes with some combination of cash and liquid investments, availability under the SSRCF or additional financing sources. We expect capital expenditures for the remaining three months of 2017 to be $12.0 million to $22.0 million, which will be deployed primarily for an expansion of the brazed aluminum heat exchanger facility in La Crosse, Wisconsin, as well as cost saving improvement projects and routine maintenance across all businesses. For the remaining three months of 2017, we contemplate the use of approximately $8.0 million to $9.0 million of cash to pay U.S. and foreign income taxes.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue upon shipment or under the percentage of completion method. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Backlog may be negatively impacted by ability or likelihood of customers to fulfill their obligations. Our backlog as of September 30, 2017 was $480.7 million compared to $384.4 million as of September 30, 2016 and $367.2 million as of June 30, 2017. The Hudson acquisition added $90.2 million to our backlog at September 30, 2017.
The table below represents orders received and backlog by segment for the periods indicated (dollar amounts in thousands):

	Three Months Ended
	September 30, 2017	September 30, 2016	June 30, 2017
Orders
Energy & Chemicals	$65,939	$27,889	$64,630
Distribution & Storage	134,145	121,010	134,037
BioMedical	57,870	52,347	53,924
Total	$257,954	$201,246	$252,591

	As of
	September 30, 2017	September 30, 2016	June 30, 2017
Backlog
Energy & Chemicals	$234,605	$113,482	$122,749
Distribution & Storage	222,966	246,197	224,993
BioMedical	23,171	24,751	19,434
Total	$480,742	$384,430	$367,176
E&C orders for the three months ended September 30, 2017 were $65.9 million compared to $27.9 million for the three months ended September 30, 2016 and $64.6 million for the three months ended June 30, 2017. Low energy prices continue to delay LNG-related opportunities. However, natural gas demand, from Petrochemical and LNG export projects, is driving new gas transmission pipelines creating further opportunity for Chart’s products. E&C backlog totaled $234.6 million as of September 30, 2017, compared to $113.5 million as of September 30, 2016 and $122.7 million as of June 30, 2017. The increase in backlog as compared to the balance as of September 30, 2016 was primarily driven by petrochemical and natural gas processing applications and inclusion of Hudson’s backlog which added $90.2 million to our backlog as of September 30, 2017. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly year over year. Included in the E&C backlog is approximately $40 million related to the previously announced Magnolia LNG order where production release is delayed into at least late-2018.
D&S orders for the three months ended September 30, 2017 were $134.1 million compared to $121.0 million for the three months ended September 30, 2016 and $134.0 million for the three months ended June 30, 2017. The slight increase in D&S orders from the second quarter of 2017 was primarily attributable to a $10.4 million increase in bulk industrial gas products, partially offset by a $5.2 million decrease in LNG applications and a $5.0 million decrease in packaged gas industrial applications. The increase in D&S orders during the third quarter of 2017 when compared to the same quarter last year was mainly attributable to U.S. and Asia bulk industrial gas applications. D&S backlog totaled $223.0 million at September 30, 2017 compared to $246.2 million as of September 30, 2016 and $225.0 million as of June 30, 2017.
BioMedical orders for the three months ended September 30, 2017 were $57.9 million compared to $52.3 million for the three months ended September 30, 2016 and $53.9 million for the three months ended June 30, 2017. The increase from the second quarter of 2017 in BioMedical orders was mainly attributable to the addition of projects within commercial oxygen generations systems applications and an increase in orders within respiratory therapy applications, especially in Europe and North America. The increase in BioMedical orders during the three months ended September 30, 2017 when compared to the same quarter last year was mainly attributable to the addition of projects within commercial oxygen generations systems applications. BioMedical backlog at September 30, 2017 totaled $23.2 million compared to $24.8 million as of September 30, 2016 and $19.4 million as of June 30, 2017.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
Application of Critical Accounting Policies
The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In particular, judgment is used in areas such as revenue recognition for long-term contracts, goodwill, indefinite-lived intangibles, long-lived assets (including finite-lived intangible assets), product warranty costs, and pensions. There have been no significant changes to our critical accounting policies since December 31, 2016.
Forward-Looking Statements
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue,” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others (including those described under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:
•the cyclicality of the markets which we serve and the vulnerability of those markets to economic downturns;

•	the loss of, or a significant reduction or delay in purchases by, our largest customers;

•	our ability to control our costs and successfully manage our operations;

•	fluctuations in energy prices;

•	competition in our markets;

•	the potential for negative developments in the natural gas industry related to hydraulic fracturing;

•	the impairment of our goodwill or other intangible assets;

•	degradation of our backlog as a result of modification or termination of orders;

•	our ability to successfully acquire or integrate companies, such as the recent acquisition of Hudson, that provide complementary products or technologies;

•	governmental energy policies could change, or expected changes could fail to materialize;

•	our ability to manage our fixed-price contract exposure;

•	economic downturns and deteriorating financial conditions;

•	our reliance on the availability of key supplies and services;

•	changes in government health care regulations and reimbursement policies;

•	litigation and disputes involving us, including the extent of product liability, warranty, contract, employment, intellectual property and environmental claims asserted against us;

•	fluctuations in foreign currency exchange rates and interest rates;

•	the loss of key employees;

•	general economic, political, business and market risks associated with our global operations, including collection issues related to receivables in China;

•	our warranty reserves may not adequately cover our warranty obligations;

•	technological security threats and our reliance on information systems;

•	financial distress of third parties;

•	our ability to protect our intellectual property and know-how;

•	United States Food and Drug Administration and comparable foreign regulation of our products;

•	the pricing and availability of raw materials;

•	claims that our products or processes infringe intellectual property rights of others;

•	the cost of compliance with environmental, health, and safety laws and responding to potential liabilities under these laws;

•	additional liabilities related to taxes;

•	our ability to continue our technical innovation in our product lines;

•	the underfunded status of our pension plan;

•	the risk of potential violations of the Foreign Corrupt Practices Act;

•	increased government regulation;

•	labor costs and disputes and the deterioration of our relations with our employees;

•	disruptions in our operations due to severe weather;

•	regulations governing the export of our products and other regulations applicable to us as a supplier of products to the U.S. government;

•	fluctuations or adjustments in the Company’s effective tax rate;

•	risks associated with our indebtedness, leverage and liquidity;

•	fluctuations in the price of our stock;

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
Interest Rate Risk: The Company’s primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from the weighted-average interest rate of 4.00% at September 30, 2017, and assuming no changes in the $300.0 million of borrowings outstanding under the SSRCF at September 30, 2017, our additional annual expense would be approximately $6.0 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: The Company operates in the United States, Asia, Australia, Europe, Mexico and South America, creating exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive (loss) income as reported in the condensed consolidated statements of operations and comprehensive income. Translation exposure is primarily with the euro, the Chinese yuan, and the Japanese yen. During the third quarter of 2017, the euro and Chinese yuan strengthened in relation to the U.S. dollar by 3% and 2%, respectively, while the Japanese yen remained relatively unchanged versus the U.S. dollar. At September 30, 2017, a hypothetical further 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the British pound, and the Chinese yuan. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the condensed consolidated statements of operations and comprehensive income as a component of foreign currency loss. The Company enters into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. Chart does not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At September 30, 2017, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s outstanding foreign exchange forward contracts.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except that on September 20, 2017 the Company acquired RCHPH Holdings, Inc. (“Hudson”). As a result, the Company is currently integrating Hudson’s operations into its overall system of internal control over financial reporting. Under the guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition. Accordingly, we expect to exclude Hudson from the assessment of internal control over financial reporting for 2017.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2017	478	$37.11	—	$—
August 1 – 31, 2017	2,125	33.73	—	—
September 1 – 30, 2017	252	35.54	—	—
Total	2,855	$34.46	—	$—
During the third quarter of 2017, 2,855 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $98,371. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended September 30, 2017.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

2.1
Amendment No. 1, dated September 19, 2017, to Agreement and Plan of Merger, among Chart Industries, Inc., Chart Sully Corporation, RCHPH Holdings, Inc., and R/C Hudson Holdings, L.P., solely in its capacity as the Initial Holder Representative under the Merger Agreement, dated as of June 30, 2017 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-k filed with the SEC on September 21, 2017 (File No. 001-11442)).

10.1
Amendment No. 2 to Employment Agreement, dated September 8, 2017, between the Company and Mary C. Cook (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2017 (File No. 001-11442)).*

10.2
Amendment No. 2, dated September 19, 2017, to the Second Amended and Restated Credit Agreement, dated October 29, 2014, among Chart Industries, Inc., Chart Industries Luxembourg S.à r.l., Chart Asia Investment Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2017 (File No. 001-11442)).

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

Chart Industries, Inc.
(Registrant)

Date:	October 26, 2017	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)