Form 10-Q
period 2018-03-31
CHART INDUSTRIES INC
filed 2018-04-19
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
At April 16, 2018, there were 30,974,365 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$142.8	$122.6
Accounts receivable, less allowances of $10.4 and $10.8	207.3	222.7
Inventories, net	223.1	208.9
Unbilled contract revenue	37.7	37.0
Prepaid expenses	16.7	15.4
Other current assets	22.4	27.4
Total Current Assets	650.0	634.0
Property, plant, and equipment, net	305.0	297.6
Goodwill	475.0	468.8
Identifiable intangible assets, net	300.0	302.5
Other assets	22.1	21.8
TOTAL ASSETS	$1,752.1	$1,724.7
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$124.4	$113.9
Customer advances and billings in excess of contract revenue	114.7	110.2
Accrued salaries, wages, and benefits	33.5	49.1
Current portion of warranty reserve	14.0	14.1
Short-term debt and current portion of long-term debt	63.0	58.9
Other current liabilities	32.4	41.4
Total Current Liabilities	382.0	387.6
Long-term debt	449.2	439.2
Long-term deferred tax liabilities	62.9	62.5
Accrued pension liabilities	9.1	9.4
Other long-term liabilities	20.3	20.8
Total Liabilities	923.5	919.5

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 30,972,880 and 30,804,832 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	0.3	0.3
Additional paid-in capital	448.0	445.7
Retained earnings	372.4	364.3
Accumulated other comprehensive income (loss)	4.3	(8.1)
Total Chart Industries, Inc. Shareholders’ Equity	825.0	802.2
Noncontrolling interests	3.6	3.0
Total Equity	828.6	805.2
TOTAL LIABILITIES AND EQUITY	$1,752.1	$1,724.7
The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Sales	$279.7	$204.1
Cost of sales	202.6	148.4
Gross profit	77.1	55.7
Selling, general, and administrative expenses	54.1	52.4
Amortization expense	6.1	3.0
Operating expenses	60.2	55.4
Operating income	16.9	0.3
Other expenses:
Interest expense, net	6.4	4.4
Financing costs amortization	0.3	0.3
Foreign currency loss	1.6	0.3
Other expenses, net	8.3	5.0
Income (loss) before income taxes	8.6	(4.7)
Income tax expense (benefit)	2.3	(1.8)
Net income (loss)	6.3	(2.9)
Less: Income attributable to noncontrolling interests, net of taxes	0.5	—
Net income (loss) attributable to Chart Industries, Inc.	$5.8	$(2.9)
Net income (loss) attributable to Chart Industries, Inc. per common share:
Basic	$0.19	$(0.09)
Diluted	$0.18	$(0.09)
Weighted-average number of common shares outstanding:
Basic	30.91	30.70
Diluted	31.66	30.70

Comprehensive income (loss), net of taxes	$18.8	$(0.3)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of taxes	0.6	(0.1)
Comprehensive income (loss) attributable to Chart Industries, Inc., net of taxes	$18.2	$(0.2)

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$6.3	$(2.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13.7	9.2
Interest accretion of convertible notes discount	2.5	3.3
Employee share-based compensation expense	3.2	6.3
Financing costs amortization	0.3	0.3
Unrealized foreign currency transaction (gain) loss	(0.4)	0.2
Other non-cash operating activities	0.3	0.6
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	17.9	16.2
Inventory	(21.6)	(20.9)
Unbilled contract revenues and other assets	6.4	(4.9)
Accounts payable and other liabilities	(18.6)	(10.6)
Customer advances and billings in excess of contract revenue	13.0	4.4
Net Cash Provided By Operating Activities	23.0	1.2
INVESTING ACTIVITIES
Capital expenditures	(6.6)	(8.4)
Government grants	0.1	0.2
Acquisition of businesses, net of cash acquired	(12.5)	(23.2)
Net Cash Used In Investing Activities	(19.0)	(31.4)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	38.0	2.2
Repayments on revolving credit facilities	(26.8)	(3.6)
Payments for debt issuance costs	(0.2)	—
Proceeds from exercise of stock options	1.2	—
Common stock repurchases	(2.2)	(1.8)
Net Cash Provided By (Used In) Financing Activities	10.0	(3.2)
Effect of exchange rate changes on cash and cash equivalents	3.9	0.7
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	17.9	(32.7)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (1)	131.4	282.9
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (1)	$149.3	$250.2
_______________

(1)
Includes restricted cash of $6.5 ($5.5 in other current assets and $1.0 in other assets) at March 31, 2018 and $8.7 ($7.7 in other current assets and $1.0 in other assets) at December 31, 2017. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 5, “Debt and Credit Arrangements.”

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
Nature of Operations: We are a leading diversified global manufacturer of highly engineered equipment for the industrial gas, energy, and biomedical industries. Chart’s equipment and engineered systems are primarily used for low-temperature and cryogenic applications utilizing our expertise in cryogenic systems and equipment which operate at low temperatures sometimes approaching absolute zero (0 Kelvin; -273° Centigrade; -459° Fahrenheit). We have domestic operations located across the United States, including principal executive offices located in Georgia, and an international presence in Asia, Australia, Europe, and Latin America.
Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of Chart Industries, Inc. and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
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
Recently Issued Accounting Standards: In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The FASB issued the update to provide amended guidance to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” Additionally, under the new guidance an entity will be required to provide certain disclosures regarding stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, and the guidance may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal income tax rate in the Tax Cuts and Jobs Act is recognized. Early adoption is permitted. We are currently assessing the effect that the ASU will have on our financial position, results of operations, and disclosures.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The FASB issued the update to require the recognition of lease assets and lease liabilities on the balance sheet of lessees. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. We expect adoption to increase the assets and liabilities recorded on our condensed consolidated balance sheet and increase the level of disclosures related to leases. We also expect that adoption of the new standard will require changes to our internal controls to support recognition and disclosure requirements under the new standard. We are currently assessing the effect that the ASU will have on our financial position, results of operations, and disclosures.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

Recently Adopted Accounting Standards: In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our condensed consolidated financial statements as of March 31, 2018 and December 31, 2017.
In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The FASB issued the guidance to provide clarity as to when modification accounting should be applied when there is a change to the terms or conditions of a share-based payment award in order to prevent diversity in practice. The ASU requires modification accounting to be applied unless all of the following conditions exist: (1) the fair value (or calculated value or intrinsic value, if such measurement is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such measurement is used) of the original award before the original award is modified; if the modification does not affect any of the inputs to the valuation, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award before it was modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award before it was modified. The guidance will be applied prospectively for annual periods and interim periods beginning after December 15, 2017. We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial position, results of operations, and disclosures.
In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires companies with sponsored defined benefit pension and/or other postretirement benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs. The other components of net periodic benefit cost will be presented separately and not included in operating income. In addition, only service costs are eligible to be capitalized as an asset. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and the guidance will generally be applied retrospectively, whereas the capitalization of the service cost component will be applied prospectively. We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial position, results of operations, and disclosures.
In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The ASU provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business.  The guidance will be applied prospectively for annual periods and interim periods beginning after December 15, 2017.  We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial position, results of operations, and disclosures.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The FASB issued the update to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and the guidance will generally be applied retrospectively. We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial position, results of operations, and disclosures.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and subsequently issued additional guidance that modified ASU 2014-09. ASU 2014-09 and the subsequent modifications are identified as “ASC 606”. ASC 606 replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and provides for expanded disclosure requirements. The update requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

exchange for those goods or services. ASC 606 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.
On January 1, 2018, we adopted ASC 606 using the modified retrospective method. We applied the standard to contracts that were not completed as of the adoption date. We recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods.
As a result of the adoption of ASC 606, we changed our accounting policy for revenue recognition. Refer to Note 2, “Revenue” for further information.
Impacts on Financial Statements
The following table summarizes the cumulative effect of the changes to our unaudited condensed consolidated balance sheet as of January 1, 2018 from the adoption of ASC 606:

	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
Assets
Inventories, net	$208.9	$(11.6)	$197.3
Unbilled contract revenue	37.0	6.5	43.5
Prepaid expenses	15.4	(1.6)	13.8

Liabilities
Accounts payable	$113.9	$0.2	$114.1
Customer advances and billings in excess of contract revenue	110.2	(9.9)	100.3
Other current liabilities	41.4	0.1	41.5
Long-term deferred tax liabilities	62.5	0.6	63.1

Equity
Retained earnings	$364.3	$2.3	$366.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

The following tables summarize the current period impacts of adopting ASC 606 on our unaudited condensed consolidated balance sheet and statement of operations:

	March 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of adoption Higher (Lower)
Assets
Accounts receivable, net of allowances	$207.3	$206.0	$1.3
Inventories, net	223.1	233.8	(10.7)
Unbilled contract revenue	37.7	30.3	7.4
Prepaid expenses	16.7	19.3	(2.6)
Other current assets	22.4	22.3	0.1

Liabilities
Customer advances and billings in excess of contract revenue	$114.7	$125.1	$(10.4)
Other current liabilities	32.4	31.2	1.2
Long-term deferred tax liabilities	62.9	61.9	1.0

Equity
Retained earnings	$372.4	$368.9	$3.5

	For the Three Months Ended March 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of adoption Higher (Lower)
Sales	$279.7	$277.8	$1.9
Cost of sales	202.6	202.2	0.4
Selling, general, and administrative expenses	54.1	54.2	(0.1)
Income tax expense	2.3	1.9	0.4
Net income attributable to Chart Industries, Inc.	5.8	4.6	1.2

Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.19	$0.15	$0.04
Diluted	$0.18	$0.14	$0.04
NOTE 2 — Revenue
Significant changes to our accounting policies as a result of adopting ASC 606 are discussed below. Other significant accounting policies are detailed in “Note 2 — Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2017.
Revenue Recognition:  Revenue is recognized when (or as) we satisfy performance obligations by transferring a promised good or service, an asset, to a customer. An asset is transferred to a customer when, or as, the customer obtains control over that asset. In most contracts, the transaction price includes both fixed and variable consideration. The variable consideration contained within our contracts with customers includes discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties and other similar items. When a contract includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. When a contract includes multiple performance obligations, the contract price is allocated among the performance obligations based upon the stand alone selling prices. When the period between when we transfer

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

a promised good or service to a customer and when the customer pays for that good or service is expected, at contract inception, to be one year or less, we do not adjust for the effects of a significant financing component.
For brazed aluminum heat exchangers, air cooled heat exchangers, cold boxes, liquefied natural gas fueling stations, engineered tanks, commercial oxygen generation systems, and repair services, most contracts contain language that transfers control to the customer over time. For these contracts, revenue is recognized as we satisfy the performance obligations by an allocation of the transaction price to the accounting period computed using input methods such as costs incurred. Input methods recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. The costs incurred input method measures progress toward the satisfaction of the performance obligation by multiplying the transaction price of the performance obligation by the percentage of incurred costs as of the balance sheet date to the total estimated costs at completion after giving effect to the most current estimates. Timing of amounts billed on contracts varies from contract to contract and could cause significant variation in working capital needs. Revisions to estimated cost to complete that result from inefficiencies in our performance that were not expected in the pricing of the contract are expensed in the period in which these inefficiencies become known. Contract modifications can change a contract’s scope, price, or both. Approved contract modifications are accounted for as either a separate contract or as part of the existing contract depending on the nature of the modification.
For standard industrial gas and LNG tanks, respiratory therapy products, and some products identified in the prior paragraph with contract language that does not meet the over time recognition requirements, the contract with the customer contains language that transfers control to the customer at a point in time. For these contracts, revenue is recognized when we satisfy our performance obligation to the customer. Timing of amounts billed on contracts varies from contract to contract. The specific point in time when control transfers depends on the contract with the customer, contract terms that provide for a present obligation to pay, physical possession, legal title, risk and rewards of ownership, acceptance of the asset, and bill-and-hold arrangements may impact the point in time when control transfers to the customer.
Incremental contract costs are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as promised goods and services are transferred to a customer. When losses are expected to be incurred on a contract, we recognize the entire anticipated loss in the accounting period when the loss becomes evident. The loss is recognized when the current estimate of the consideration we expect to receive, modified to include unconstrained variable consideration instead of constrained variable consideration, is less than the current estimate of total costs for the contract.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.
Shipping and handling fee revenues and the related expenses are reported as fulfillment revenues and expenses for all customers because we have adopted the practical expedient contained in ASC 606-10-25-18B. Therefore, all shipping and handling costs associated with outbound freight are accounted for as a fulfillment costs and are in included in cost of sales.
Contract Balances
Accounts receivable, net of allowances: Accounts receivable includes amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. Past-due trade receivable balances are written off when our internal collection efforts have been unsuccessful. As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less. We do not typically include extended payment terms in our contracts with customers.
Unbilled contract revenue: Unbilled contract revenue represents contract assets resulting from revenue recognized over time in excess of the amount billed to the customer and the amount billed to the customer is not just subject to the passage of time. Billing requirements vary by contract but are generally structured around the completion of certain milestones. These contract assets are generally classified as current.
Customer advances and billings in excess of contract revenue: Our contract liabilities consist of advance customer payments, billings in excess of revenue recognized and deferred revenue. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We classify advance customer payments and billings in excess of revenue recognized as current. We classify deferred revenue as current or non-current based on the timing of when we expect to

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

recognize revenue. The current portion of deferred revenue is included in customer advances and billings in excess of contract revenue in our unaudited condensed consolidated balance sheets. Long-term deferred revenue is included in other long-term liabilities in our unaudited condensed consolidated balance sheets.
The following table represents changes in our contract assets and contract liabilities balances:

	March 31, 2018	January 1, 2018	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$207.3	$222.7	(15.4)	6.9%
Unbilled contract revenue	37.7	43.5	(5.8)	13.3%

Contract liabilities
Customer advances and billings in excess of contract revenue	$114.7	$100.3	14.4	(14.4)%
Long-term deferred revenue	2.7	2.6	0.1	(3.8)%
During the three months ended March 31, 2018 and 2017, we recognized revenue of $38.9 and $25.1, respectively, that was included in the contract liabilities balance at the beginning of the periods. The amount of revenue recognized during the three months ended March 31, 2018 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, primarily within our Distribution & Storage (“D&S”) and Energy & Chemicals (“E&C”) segments, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders.  As of March 31, 2018, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $489.4. We expect to recognize revenue on approximately 87.6% of the remaining performance obligations over the next 12 months and 3.2% of the remaining performance obligations over the next 13 to 24 months, with the remaining balance recognized thereafter.
Disaggregation of Revenue
The following table represents a disaggregation of revenue by product application along with the reportable segment for each category:

	For the Three Months Ended March 31, 2018
	Energy & Chemicals	Distribution & Storage	BioMedical	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$58.7	$—	$—	$—	$58.7
Liquefied natural gas (LNG) applications	9.0	34.2	—	(1.0)	42.2
Industrial gas applications	3.4	—	—	—	3.4
HVAC, power and refining applications	18.8	—	—	—	18.8
Bulk industrial gas applications	—	53.0	—	—	53.0
Packaged gas industrial applications	—	48.9	—	—	48.9
Respiratory therapy	—	—	28.9	—	28.9
Cryobiological storage	—	—	19.1	—	19.1
On-site generation systems	—	—	6.7	—	6.7
Total	$89.9	$136.1	$54.7	$(1.0)	$279.7

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	For the Three Months Ended March 31, 2018
	Energy & Chemicals	Distribution & Storage	BioMedical	Intersegment Eliminations	Consolidated
Point in time	$23.9	$121.1	$53.4	$—	$198.4
Over time	66.0	15.0	1.3	(1.0)	81.3
Total	$89.9	$136.1	$54.7	$(1.0)	$279.7
NOTE 3 — Inventories
The following table summarizes the components of inventory:

	March 31, 2018	December 31, 2017
Raw materials and supplies	$109.4	$97.2
Work in process	36.0	37.3
Finished goods	77.7	74.4
Total inventories, net	$223.1	$208.9
The allowance for excess and obsolete inventory balance at March 31, 2018 and December 31, 2017 was $8.7 and $8.5, respectively.
NOTE 4 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at December 31, 2017	$275.1	$169.2	$24.5	$468.8
Foreign currency translation adjustments	0.9	0.6	—	1.5
Goodwill acquired during the year	—	4.7	—	4.7
Balance at March 31, 2018	$276.0	$174.5	$24.5	$475.0

Accumulated goodwill impairment loss at March 31, 2018 and December 31, 2017	$64.6	$—	$131.2	$195.8

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		March 31, 2018		December 31, 2017
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	14 years	$247.1	$(93.1)	$246.3	$(88.2)
Unpatented technology	12 years	28.8	(5.3)	26.8	(4.5)
Land use rights	50 years	14.0	(1.3)	13.4	(1.2)
Trademarks and trade names	14 years	5.4	(2.7)	5.5	(2.9)
Patents and other	6 years	3.2	(1.2)	3.0	(0.8)
Total finite-lived intangible assets	15 years	$298.5	$(103.6)	$295.0	$(97.6)
Indefinite-lived intangible assets:
Trademarks and trade names		105.1	—	105.1	—
Total intangible assets		$403.6	$(103.6)	$400.1	$(97.6)
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for intangible assets subject to amortization was $6.1 and $3.0 for the three months ended March 31, 2018 and 2017, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2018	$23.6
2019	23.1
2020	21.1
2021	15.0
2022	14.8
See Note 7, “Business Combinations” for further information related to intangible assets acquired during 2018 and 2017.
Government Grants
The government grants are related to property, plant and equipment and land use rights related to the expansion in China. The grants are recorded in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets and recognized into income over the useful life of the associated assets (10 to 50 years).
Government grants are presented in our unaudited condensed consolidated balance sheets as follows:

	March 31, 2018	December 31, 2017
Current	$0.5	$0.5
Long-term	8.6	8.7
Total government grants	$9.1	$9.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 5 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	March 31, 2018	December 31, 2017
Convertible notes due November 2024:
Principal amount	$258.8	$258.8
Unamortized discount	(55.9)	(57.6)
Unamortized debt issuance costs	(5.0)	(5.1)
Convertible notes due November 2024, net of unamortized discount and debt issuance costs	197.9	196.1

Convertible notes due August 2018:
Principal amount	57.1	57.1
Unamortized discount	(1.1)	(1.9)
Unamortized debt issuance costs	(0.1)	(0.1)
Convertible notes due August 2018, net of unamortized discount and debt issuance costs	55.9	55.1

Senior secured revolving credit facility due November 2022	247.0	239.0
Foreign facilities	11.4	7.9
Total debt, net of unamortized discount and debt issuance costs	512.2	498.1
Less: current maturities (1)	(63.0)	(58.9)
Long-term debt	$449.2	$439.2
_______________

(1)	Current maturities at March 31, 2018 includes $55.9 of Convertible notes due August 2018, net of unamortized discount and debt issuance costs.
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
The 2024 Notes are senior subordinated unsecured obligations of Chart and are not guaranteed by any of our subsidiaries. The 2024 Notes are senior in right of payment to our future subordinated debt, equal in right of payment with our future senior subordinated debt, and are subordinated in right of payment to our existing and future senior indebtedness, including indebtedness under our existing credit agreement.
A conversion of the 2024 Notes may be settled in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (subject to, and in accordance with, the settlement provisions of the Indenture). The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $59.03 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

Notes by approximately $1.3 at March 31, 2018. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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
We reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. As of March 31, 2018, events for early conversion were not met, and thus the 2024 Notes were not convertible as of and for the fiscal quarter beginning April 1, 2018. There have been no conversions as of the date of this filing.
We allocated the gross proceeds of the 2024 Notes between the liability and equity components of the 2024 Notes. The initial liability component of $200.1, which was recorded as long-term debt, represents the fair value of similar debt instruments that have no conversion rights. The initial equity component of $58.7, which was recorded as additional paid-in capital, represents the debt discount and was calculated as the difference between the fair value of the liability component and gross proceeds of the 2024 Notes. The liability component was recognized at the present value of its associated cash flows using a 4.8% straight-debt rate and is being accreted to interest expense over the term of the 2024 Notes.
We recorded $5.3 in deferred debt issuance costs associated with the 2024 Notes, which are being amortized over the term of the 2024 Notes using the effective interest method. We also recorded $1.5 in equity issuance costs, which was recorded as a reduction to additional paid-in capital in the December 31, 2017 consolidated balance sheet.
The following table summarizes interest accretion of the 2024 Notes discount, 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes for the three months ended March 31, 2018:

2024 Notes, interest accretion of convertible notes discount	$1.7
2024 Notes, 1.0% contractual interest coupon	0.6
2024 Notes, total interest expense	$2.3

2024 Notes, financing costs amortization	$0.2
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
We also entered into separate, privately negotiated warrant transactions (the “Warrant Transactions”) with the Option Counterparties to acquire up to 4.4 shares of our common stock. Proceeds received from the issuance of the Warrant Transactions totaled approximately $46.0 and were recorded as an addition to additional paid-in capital in the December 31, 2017 consolidated balance sheet. The strike price of the Warrant Transactions will initially be $71.775 per share (subject to adjustment), which is approximately 65% above the last reported sale price of our common stock on October 31, 2017. The Warrant Transactions could

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

have a dilutive effect to our stockholders to the extent that the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.
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
2018 Convertible Notes Repurchase and Loss on Extinguishment of Debt
On November 6, 2017, we used $195.9 of the proceeds from the offering of the 2024 Notes to repurchase $192.9 principal amount of the 2018 Notes, which included $1.0 of accrued interest and $194.9 for the notes. As of March 31, 2018, $57.1 principal amount remains outstanding under the 2018 Notes.
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
2018 Notes Details
The 2018 Notes are senior subordinated unsecured obligations of Chart and are not guaranteed by any of our subsidiaries. The 2018 Notes are senior in right of payment to our future subordinated debt, equal in right of payment with our future senior subordinated debt and are subordinated in right of payment to our existing and future senior indebtedness, including indebtedness under our existing credit agreement.
A conversion of the 2018 Notes may be settled in cash, shares of our common stock or a combination of cash and shares of our common stock in excess of the aggregate principal amount of the 2018 Notes being converted, at our election (subject to, and in accordance with, the settlement provisions of the Senior Debt Indenture). The initial conversion rate for the 2018 Notes is 14.4865 shares of common stock (subject to adjustment as provided for in the Senior Debt Indenture) per one thousand U.S. dollar principal amount of the 2018 Notes, which is equal to an initial conversion price of approximately $69.03 per share. In addition, following certain corporate events that occur prior to the maturity date as described in the Senior Debt Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2018 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2018 Notes will have a dilutive effect with respect to our common stock. At March 31, 2018, the “if-converted value” did not exceed the principal amount of the 2018 Notes since the closing sales price of our common stock was less than the conversion price of the 2018 Notes.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

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
We reassess the convertibility of the 2018 Notes and the related balance sheet classification on a quarterly basis. As of March 31, 2018, events for early conversion were not met, and thus the 2018 Notes were not convertible as of and for the fiscal quarters beginning April 1, 2018 and 2017. There have been no conversions as of the date of this filing.
Upon issuance in 2011, we allocated the gross proceeds of the 2018 Notes between the liability and equity components of the 2018 Notes. The initial liability component of $170.9, which was recorded as long-term debt, represented the fair value of similar debt instruments that had no conversion rights. The initial equity component of $79.1, which was recorded as additional paid-in capital, represented the debt discount and was calculated as the difference between the fair value of the liability component and gross proceeds of the 2018 Notes. The liability component was recognized at the present value of its associated cash flows using a 7.9% straight-debt rate and is being accreted to interest expense over the term of the 2024 Notes.
The following table summarizes interest accretion of the 2018 Notes discount, 2.0% contractual interest coupon, loss on extinguishment of debt and financing costs amortization associated with the 2018 Notes:

	Three Months Ended March 31,
	2018	2017
2018 Notes, interest accretion of convertible notes discount	$0.8	$3.3
2018 Notes, 2.0% contractual interest coupon	0.6	1.3
2018 Notes, total interest expense	$1.4	$4.6

2018 Notes, financing costs amortization	$—	$0.2
Convertible Note Hedge, Capped Call and Warrant Transactions Associated with the 2018 Notes
In connection with the issuance of the 2018 Notes, we entered into privately-negotiated convertible note hedge, capped call and separate warrant transactions (the “Existing Call Spread”). These transactions were accounted for as equity instruments at issuance. The cap price of the capped call transactions and the strike price of the warrant transactions was initially $84.96 per share. In connection with the partial extinguishment of the 2018 Notes, we entered into transactions with financial institutions to terminate a portion of the Existing Call Spread (the “Partial Unwind Transactions”). On the payment date, the number of warrants as a result of the Partial Unwind Transactions was reduced to 0.80 shares of common stock, which represents the number of shares of our common stock underlying the 2018 Notes after the partial extinguishment of debt.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

Senior Secured Revolving Credit Facility
We have a five-year $450.0 senior secured revolving credit facility (the “SSRCF”), which matures on November 3, 2022. The SSRCF includes a $25.0 sub-limit for the issuance of swingline loans and a $100.0 base sub-limit along with a $100.0 discretionary sub-limit to be used for letters of credit. There is a foreign currency limit of $100.0 under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100.0 made by our wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited (“Chart Asia”). The SSRCF also includes an expansion option permitting us to add up to an aggregate $225.0 in term loans or revolving credit commitments from its lenders.
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
Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the 2018 Notes outstanding six months prior to the maturity date of the 2018 Notes and when holders of the 2018 Notes have the option to require us to repurchase the 2018 Notes, a maximum leverage ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0. The required leverage ratio can be relaxed on up to two occasions, upon notification to the lenders, to 3.75 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100.0 or greater. The SSRCF contains a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At March 31, 2018, we were in compliance with all covenants.
We recorded $2.5 in deferred debt issuance costs associated with the SSRCF which are being amortized over the five-year term of the SSRCF. At March 31, 2018, unamortized debt issuance costs associated with the SSRCF were $2.3. For the three months ended March 31, 2018 and 2017, deferred financing fees amortization was $0.1 for both periods.
As of March 31, 2018, there were $247.0 in borrowings outstanding under the SSRCF (“SSRCF Borrowings”), bearing interest at 4.25%. For the three months ended March 31, 2018, interest expense related to the SSRCF Borrowings was $2.5. We had $44.9 in letters of credit issued and bank guarantees supported by the SSRCF, which had availability of $158.1 at March 31, 2018. The obligations under the SSRCF are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of Chart and our U.S. subsidiaries and 65% of the capital stock of our material non-U.S. subsidiaries (as defined by the SSRCF) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 Chinese yuan (equivalent to $8.0) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC or Chengdu under the China Facilities are guaranteed by the Company. At March 31, 2018, there was 25.0 million Chinese yuan (equivalent to $4.0) outstanding under this facility, bearing interest at 5.00%. CCESC had 1.8 million Chinese yuan (equivalent to $0.3), in bank guarantees.
Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintains an unsecured credit facility whereby CCDEC may borrow up to 75.0 million Chinese yuan (equivalent to $11.9) for working capital purposes. This facility is effective until August 6, 2018. At March 31, 2018, there were no borrowings outstanding under this facility.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

CCESC has a term loan that is secured by certain CCESC land use rights and allows for up to 86.6 million Chinese yuan (equivalent to $13.8) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At March 31, 2018, there was 46.6 million Chinese yuan (equivalent to $7.4) outstanding on this loan, bearing interest at 5.39%.
Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 125.0 million Czech koruna (equivalent to $6.1) and three secured credit facilities with capacity of up to 9.3 million euros (equivalent to $11.5). All four facilities (the “Ferox Credit Facilities”) allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under two of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit, and under two facilities, Ferox must pay the letter of credit and guarantee fees equal to 0.50%. Ferox’s land, buildings, and cash collateral secure the credit facilities. At March 31, 2018 there were bank guarantees of 199.7 million Czech koruna (equivalent to $9.7) supported by the Ferox Credit Facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of March 31, 2018.
Letters of Credit
Chart Energy & Chemicals, Inc. (“Chart E&C”), a wholly-owned subsidiary of the Company, had $6.4 in deposits in a bank outside of the SSRCF to secure letters of credit. The deposits are treated as restricted cash and restricted cash equivalents in the condensed consolidated balance sheets ($5.4 in other current assets and $1.0 in other assets at both March 31, 2018 and December 31, 2017).
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 117% and 105% of their par value as of March 31, 2018 and December 31, 2017, respectively. The fair value of the 2018 Notes was approximately 102% and 99% of their par value as of March 31, 2018 and December 31, 2017, respectively. The 2024 Notes and 2018 Notes are actively quoted instruments and, accordingly, the fair values of the 2024 Notes and 2018 Notes were determined using Level 1 inputs as defined in Note 8, “Fair Value Measurements.”
NOTE 6 — Product Warranties
We provide product warranties with varying terms and durations for the majority of our products. We estimate our warranty reserve by considering historical and projected warranty claims, historical and projected cost-per-claim, and knowledge of specific product issues that are outside our typical experience. We record warranty expense in cost of sales in the unaudited condensed consolidated statements of operations and comprehensive income. Product warranty claims not expected to occur within one year are included as part of other long-term liabilities in the unaudited condensed consolidated balance sheets.
The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2017	$16.7
Issued – warranty expense	1.2
Change in estimates – warranty expense	0.4
Warranty usage	(2.0)
Balance at March 31, 2018	$16.3
NOTE 7 — Business Combinations
Skaff Acquisition
On January 2, 2018, we acquired 100% of the equity interests of Skaff Cryogenics and Cryo-Lease, LLC (together “Skaff”) for an approximate purchase price of $12.5, net of cash acquired. The following table represents goodwill, certain intangible assets and other net assets acquired:

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

Goodwill	$4.7
Property, plant and equipment	4.2
Inventories, net	1.6
Identifiable intangible assets	1.7
Other net assets	0.3
Net assets acquired	$12.5
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The purchase price allocation is preliminary and is based on provisional fair values and subject to revision as we finalize third-party valuations and other analyses. Final determination of the fair values may result in further adjustments to the value of net assets acquired.
Skaff provides quality repair service and re-manufacturing of cryogenic and liquefied natural gas storage tanks and trailers and also maintains a portfolio of cryogenic storage equipment that is leased to customers for temporary and permanent needs.  Skaff is headquartered in Brentwood, New Hampshire and provides services and equipment to customers in North America. Skaff’s results are included in the D&S operating segment since the date of acquisition.
Pro-forma information related to the Skaff acquisition has not been presented because the impact on our consolidated results of operations and financial position is not material.
Hudson Acquisition
On September 20, 2017, we completed the acquisition of Hudson. The acquisition purchase price was $419.5, net of cash acquired. Approximately $300.0 of the purchase price was funded through borrowings under our senior secured revolving credit facility, and the remainder of the purchase price was funded with cash on hand.
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
Hudson complements our E&C segment with the addition of its Fin-Fan® brand and other air-cooled heat exchangers which broaden E&C’s end market diversity from primarily liquefied natural gas, industrial and natural gas to include HVAC, petrochemical and power generation.  The addition of Hudson’s fans business, known by the Tuf-Lite® and Cofimco® brands, allows E&C to offer a broader technology solution for our customers. Management anticipates the combination of strong engineering cultures will continue to further develop full service solutions for our customers. The preliminary estimated goodwill was established due to the benefits outlined above, as well as the benefits derived from the anticipated synergies of Hudson integrating with Chart’s E&C segment. Goodwill recorded for the Hudson acquisition is not expected to be deductible for tax purposes.
The acquisition consideration allocation below is preliminary, pending completion of the fair value analyses of acquired assets and liabilities, primarily deferred tax liabilities and related accounts, as well as certain other analyses. The excess of the purchase price over the estimated fair values is assigned to goodwill. As additional information becomes available, we may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which shall not exceed

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

twelve months from the closing of the acquisition. Such revisions or changes may be material. There was no change in the preliminary purchase price allocation during the three months ended March 31, 2018 from the amounts reported in our December 31, 2017 Annual Report on Form 10-K.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Hudson acquisition:

Net assets acquired:
Goodwill	$238.3
Identifiable intangible assets	211.0
Accounts receivable	34.6
Property, plant and equipment	29.4
Inventories	26.5
Other current assets	8.1
Unbilled contract revenue	4.9
Other assets	2.9
Prepaid expenses	0.9
Deferred tax liabilities	(87.6)
Accounts payable	(21.2)
Customer advances and billings in excess of contract revenue	(17.4)
Accrued salaries, wages and benefits	(4.4)
Other current liabilities	(3.8)
Other long-term liabilities	(1.9)
Current portion of warranty reserve	(0.8)
Net assets acquired	$419.5

Information regarding identifiable intangible assets acquired in the Hudson acquisition is presented below:

	Weighted-average Estimated Useful Life	Preliminary Estimated Asset Fair Value
Finite-lived intangible assets:
Customer relationships	13 years	$122.1
Unpatented technology	10 years	18.3
Customer backlog	2 years	1.3
Total finite-lived intangible assets acquired	12 years	141.7
Indefinite-lived intangible assets:
Trademarks and trade names		69.3
Total identifiable intangible assets acquired		$211.0
During the three months ended March 31, 2018, net sales attributed to the acquired Hudson operations was $43.3. For the same period, Hudson contributed $4.2 to operating income which included $3.0 of intangible asset amortization expense.
Supplemental Pro Forma Information
The following supplemental pro forma financial information is based on our historical consolidated financial statements and Hudson’s historical consolidated financial statements as adjusted to give effect to the September 20, 2017 acquisition of Hudson. The supplemental pro forma financial information for the periods presented gives effect to the acquisition as if it had occurred on January 1, 2016.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

The following adjustments are reflected in the pro forma financial table below:

•
the effect of decreased interest expense related to the repayment of the Hudson term loan and revolving credit facility, net of the additional borrowing on the Chart senior secured revolving credit facility,

•amortization of acquired intangible assets, and
•step-up depreciation of acquired property, plant and equipment
This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.
The following table presents pro forma sales, net loss attributable to the Company, and net loss attributable to the Company per common share data assuming Hudson was acquired before the beginning of the 2017 fiscal year, and assuming effective tax rates of 35% for the three months ended March 31, 2017:

Pro forma sales	$251.9
Pro forma net loss attributable to Chart Industries, Inc.	(2.7)

Pro forma net loss attributable to Chart Industries, Inc. per common share, basic	$(0.09)
Pro forma net loss attributable to Chart Industries, Inc. per common share, diluted	$(0.09)
VCT Vogel GmbH Acquisition
On August 31, 2017, Chart Germany GmbH, a wholly-owned subsidiary of the Company, acquired 100% of the equity interests of VCT Vogel GmbH (“VCT”) for a total purchase price of 3.6 million euros (equivalent to $4.2). VCT, located in Gablingen, Germany, services and repairs cryogenic and other mobile gas tank equipment and trucks. VCT also designs, manufactures and sells truck mounted drive and control systems for the operation of cryogenic pumps on trailers, rigid trucks and containers. VCT’s results are included in our D&S segment since the date of acquisition.
Additional information related to the VCT acquisition has not been presented because the impact on our consolidated results of operations and financial position is not material.
Hetsco, Inc. Acquisition
On January 13, 2017, we acquired 100% of the equity interests in Hetsco, Inc. from Global Power Equipment Group, Inc. for a total purchase price of $22.8. The following table represents goodwill, certain intangible assets and other net assets acquired:

Goodwill	$8.8
Identifiable intangible assets – customer relationships	8.1
Other identifiable intangible assets	1.2
Other net assets	4.7
Net assets acquired	$22.8
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date.
Hetsco, Inc. is headquartered in Franklin, Indiana and provides emergency, specialty welding and construction services to natural gas processing, petrochemical, and air gas separation industries. Hetsco’s results are included in our E&C segment since the date of acquisition.
Pro-forma information related to the Hetsco, Inc. acquisition has not been presented because the impact on our consolidated results of operations and financial position is not material.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

Contingent Consideration
The estimated fair value of contingent consideration relating to the 2015 D&S Thermax acquisition was $1.8 at the date of acquisition and was valued according to a discounted cash flow approach, which includes assumptions regarding the probability of achieving certain earnings targets and a discount rate applied to the potential payments. Potential payments may be paid between April 1, 2018 and July 1, 2019 based on the attainment of certain earnings targets. The potential payments related to Thermax contingent consideration are between $0.0 and $11.3.
Valuations are performed using Level 3 inputs as defined in Note 8, “Fair Value Measurements” and are evaluated on a quarterly basis based on forecasted sales and earnings targets. Contingent consideration liabilities are classified as other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets. Changes in fair value of contingent consideration, including accretion, are recorded as selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income. The fair value of contingent consideration liabilities was insignificant at both March 31, 2018 and December 31, 2017.
NOTE 8 — Fair Value Measurements
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
Financial assets and liabilities measured at fair value on a recurring basis and presented in our unaudited condensed consolidated balance sheets were not significant for the periods presented.
NOTE 9 — Accumulated Other Comprehensive Income (Loss)
The following tables represent changes in accumulated other comprehensive income (loss) by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2017	$2.2	$(10.3)	$(8.1)
Other comprehensive income	12.1	—	12.1
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.3	0.3
Net current-period other comprehensive income, net of taxes	12.1	0.3	12.4
Balance at March 31, 2018	$14.3	$(10.0)	$4.3

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(24.7)	$(10.5)	$(35.2)
Other comprehensive income	2.5	—	2.5
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.2	0.2
Net current-period other comprehensive income, net of taxes	2.5	0.2	2.7
Balance at March 31, 2017	$(22.2)	$(10.3)	$(32.5)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 10 — Earnings Per Share
The following table presents calculations of net income (loss) per share of common stock:

	Three Months Ended March 31,
	2018	2017
Net income (loss) attributable to Chart Industries, Inc.	$5.8	$(2.9)
Net income (loss) attributable to Chart Industries, Inc. per common share:
Basic	$0.19	$(0.09)
Diluted (1)	$0.18	$(0.09)

Weighted average number of common shares outstanding — basic	30.91	30.70
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.75	—
Weighted average number of common shares outstanding — diluted	31.66	30.70
 _______________

(1)	Zero incremental shares from share-based awards are included in the computation of diluted net loss per share for periods in which a net loss occurs because to do so would be anti-dilutive.
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Share-based awards	0.33	1.86
Warrants	5.18	3.37
Total anti-dilutive securities	5.51	5.23
NOTE 11 — Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, requires a current inclusion in U.S. federal taxable income of certain earnings of foreign corporations, and creates a new limitation on deductible interest expense. Consequently, we recorded a provisional $22.5 net favorable tax benefit during the fourth quarter of 2017 related to the Tax Act. This benefit mainly consisted of a one-time, provisional benefit of $26.9 related to the remeasurement of certain of our deferred tax liabilities using the lower U.S. federal corporate tax rate of 21%. This was partially offset by (i) a one-time, provisional charge of $8.7 related to the deemed repatriation transition tax, which is a tax on previously untaxed accumulated earnings and profits of certain of our foreign subsidiaries, and (ii) a one-time tax provisional expense and tax benefit of $4.5 and $8.7, respectively, related to our intent to amend pre-acquisition Hudson U.S. federal tax returns.
As we complete our analysis of the Tax Act, further collect and analyze data, interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.
As of March 31, 2018, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.
Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:
Reduction of U.S. federal corporate tax rate: The Tax Act reduces the U.S. federal corporate tax rate to 21% effective January 1, 2018. For certain of our deferred tax liabilities, we have recorded a provisional decrease of $26.9, with a corresponding adjustment to deferred income tax benefit $26.9 for the year ended December 31, 2017. No further changes have been made to

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

the provisional amount during the three months ended March 31, 2018. While we are able to make a reasonable estimate of the impact of the reduction in the U.S. federal corporate tax rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on total post-1986 earnings and profits (E&P) of certain of our foreign subsidiaries. We were able to make a reasonable estimate of the Transition Tax and recorded (i) a one-time, provisional charge of $8.7 related to the deemed repatriation transition tax, and (ii) a one-time provisional tax expense and tax benefit of $4.5 and $8.7, respectively, related to our intent to amend pre-acquisition Hudson U.S. federal tax returns. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Furthermore, the Transition Tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. During the three months ended March 31, 2018, no additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the Transition Tax, or any additional outside basis difference inherent in these entities since these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the Transition Tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time Transition Tax) is not practicable.
Global Intangible Low Taxed Income (GILTI), Foreign Derived Intangible Income (FDII), Base Erosion and Anti-Abuse Tax (BEAT), and IRC Section 163(j) interest limitation (Interest Limitation):  For our calendar year beginning in 2018, we are subject to several provisions of the Tax Act including computations under GILTI, FDII, BEAT and the Interest Limitation rules.  We were able to make a reasonable estimate of the impact of each provision of the Tax Act on our effective tax rate for the three months ended March 31, 2018. For the GILTI and FDII computations, we recorded a provisional estimate in our effective tax rate for the three months ended March 31, 2018.  For the BEAT and Interest Limitation computations, we have not recorded a provisional estimate in our effective tax rate for the three months ended March 31, 2018 because we currently estimate that these provisions of the Tax Act will not apply in 2018. We will continue to refine our provisional estimates for our computations of the GILTI, FDII, BEAT and Interest Limitation rules as we gather additional information.
Valuation allowances: We must assess whether our valuation allowance analyses are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, GILTI inclusions, new categories of foreign tax credits). The GILTI provisions require us in our U.S. income tax return, to include foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We are evaluating if we will be subject to incremental U.S. tax on GILTI income in 2018, due to expense allocations required by the U.S. foreign tax credit rules. We have provisionally elected to account for GILTI tax in the period in which it is incurred, and therefore, we have not provided any provisional deferred tax impacts of GILTI in our unaudited condensed consolidated financial statements for the three months ended March 31, 2018. Since, as discussed herein, we have recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional.
Income tax expense of $2.3 and an income tax benefit of $1.8 for the three months ended March 31, 2018 and 2017, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 26.7% and 37.4%, respectively. The effective income tax rate of 26.7% for the three months ended March 31, 2018 differed from the U.S. federal statutory rate of 21% primarily due the effect of income earned by certain of our foreign entities being taxed at higher rates than the federal statutory rate as well as losses incurred by certain of our Chinese operations for which no benefit was recorded.
The effective income tax rate of 37.4% for the three months ended March 31, 2017 differed from the U.S. federal statutory rate of 35% primarily due to foreign exchange losses realized upon the receipt of previously taxed income and treated as a discrete item for the quarter offset by losses incurred by certain of our Chinese operations for which no benefit was recorded and the effect of income earned by certain of our international entities operating in lower taxed jurisdictions.
As of March 31, 2018 and December 31, 2017, we had a liability for gross unrecognized tax benefits of $1.1 and $0.8, respectively. This amount includes $1.0 and $0.6 of unrecognized tax benefits as of March 31, 2018 and December 31, 2017, respectively, which, if ultimately recognized, would reduce our annual effective income tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. We accrued approximately $0.2 and $0.1 for the payment of interest and penalties as of March 31, 2018 and December 31, 2017, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 12 — Share-based Compensation
During the three months ended March 31, 2018, we granted 0.20 stock options and 0.10 restricted stock units, 0.02 shares of restricted stock, and 0.02 performance units. The total fair value of awards granted to employees during the three months ended March 31, 2018 was $12.0. In addition, non-employee directors received stock awards with a fair value of $0.2. During the three months ended March 31, 2018, participants in our stock option plans exercised options to purchase 0.05 shares of our common stock, while 0.01 stock options were forfeited.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the three months ended March 31, 2018, 1.40 shares of restricted stock and restricted stock units vested while 0.01 restricted stock units were forfeited.
Share-based compensation expense was $3.2 and $6.3 for the three months ended March 31, 2018 and 2017, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income. As of March 31, 2018, total share-based compensation of $14.2 is expected to be recognized over the weighted-average period of approximately 2.7 years.
NOTE 13 — Commitments and Contingencies
We recently received several customer inquiries regarding the performance of certain cryobiological tanks (in the BioMedical segment) manufactured at our New Prague, Minnesota facility. An initial and very preliminary investigation has determined that certain tanks manufactured at the facility during a limited certain period may need to be repaired or replaced. We have not yet been able to identify the scope of the product lines subject to potential repair or replacement or what portion of any such product lines may be impacted. As such, any additional warranty reserve related to these products is not currently reasonably estimable. We anticipate the potential warranty issue will impact only a portion of the tanks manufactured during the specific period, which in total are believed to be less than $5.0 million in sales. We will provide further disclosure on this matter after the scope of the potential issue is determinable and range of the possible additional warranty reserve expense is reasonably estimable.
NOTE 14 — Restructuring Activities
During the first three months of 2018, we implemented certain cost reduction or avoidance actions, primarily related to departmental restructuring, including headcount reductions resulting in associated severance costs. We currently do not expect any significant severance or restructuring charges during the remainder of 2018, although, we are closely monitoring our end markets and order rates and will continue to take appropriate and timely actions as necessary.
During 2017, we implemented a number of cost reduction or avoidance actions, including headcount reductions and facility closures and relocations primarily relating to the consolidation of certain of our facilities in China, the Buffalo BioMedical respiratory consolidation, and relocation of the corporate headquarters. The Buffalo BioMedical respiratory facility consolidation into Ball Ground, Georgia, was completed during the first quarter of 2017, and the reduction in force was completed in the third quarter of 2017. The E&C Wuxi, China facility consolidation was completed during the second quarter of 2017, and the D&S China facility consolidation was substantially completed during the fourth quarter of 2017. Our corporate headquarters move from Garfield Heights, Ohio to Ball Ground, Georgia (which was officially effective October 26, 2017) was substantially completed during the third quarter of 2017, and our Garfield Heights lease commitment ended on December 31, 2017.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

The following table is a summary of the severance and other restructuring costs, which included employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Severance:
Cost of sales	$0.1	$0.6
Selling, general, and administrative expenses	0.5	0.7
Total severance costs	0.6	1.3
Other restructuring:
Cost of sales	0.2	1.8
Selling, general, and administrative expenses	0.1	1.5
Total other restructuring costs	0.3	3.3

Total restructuring costs	$0.9	$4.6
The following tables summarize our restructuring activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of December 31, 2017	$0.2	$1.2	$0.3	$1.1	$2.8
Restructuring costs	0.2	0.2	—	0.5	0.9
Cash payments	(0.2)	(0.6)	(0.1)	(0.2)	(1.1)
Change in estimates	—	(0.7)	—	—	(0.7)
Balance as of March 31, 2018	$0.2	$0.1	$0.2	$1.4	$1.9

	Three Months Ended March 31, 2017
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of December 31, 2016	$0.1	$2.9	$1.3	$3.0	$7.3
Restructuring costs	0.4	0.1	2.6	1.5	4.6
Cash payments	(0.5)	(0.7)	(2.5)	(1.6)	(5.3)
Balance as of March 31, 2017	$—	$2.3	$1.4	$2.9	$6.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2018
(Dollars and shares in millions, except per share amounts) – Continued

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
The following table represents information for our reportable segments and our corporate function:

	Three Months Ended March 31,
	2018	2017
Sales
Energy & Chemicals (1)	$89.9	$39.9
Distribution & Storage	136.1	113.2
BioMedical	54.7	51.0
Intersegment eliminations	(1.0)	—
Consolidated	$279.7	$204.1
Operating Income (Loss) (2)
Energy & Chemicals (1)	$2.8	$(0.2)
Distribution & Storage	18.1	11.6
BioMedical	9.5	5.0
Corporate (3)	(13.5)	(16.1)
Consolidated	$16.9	$0.3
 _______________

(1)	Includes Hudson net sales and operating income of $43.3 and $4.2 for the three months ended March 31, 2018, respectively.

(2)	Includes restructuring costs of $0.9 and $4.6 for the three months ended March 31, 2018 and 2017 respectively.

(3)	Includes transaction-related costs of $1.3 and $0.1 for the three months ended March 31, 2018 and 2017, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
First Quarter 2018 Highlights
First quarter 2018 orders of $321.1 million sequentially increased 13.0% over the fourth quarter of 2017, and increased 53.1% compared to the first quarter of 2017 (35.0% organically) with each segments’ orders increasing both sequentially and year-over-year. The first quarter of 2018 continued to reflect the strong demand seen in 2017 for natural gas in both petrochemical and LNG export projects, with eight related equipment orders received, primarily for the West Texas Permian Basin.
First quarter 2018 sales of $279.7 million increased 37.0% from the first quarter of 2017 (15.8% organically). All three segments’ sales increased over the prior year’s quarter. Our Energy & Chemicals (“E&C”) segment’s Hudson acquisition added $43.3 million in incremental sales during the first quarter of 2018 with Distribution & Storage (“D&S”) and BioMedical sales increasing 20.2% and 7.3%, respectively. Sequential to the fourth quarter of 2017, sales were down 8.6%, driven by an exceptionally strong fourth quarter of 2017. First quarter 2018 gross margin as a percent of sales of 27.6% increased sequentially from the fourth quarter of 2017 gross margin as a percent of sales of 27.1%, and from 27.3% in the first quarter of 2017. The sequential increase in gross margin as a percent of sales reflects, on a first full quarter basis, the benefits on each of the three segments from the 2017 restructuring actions taken.
Outlook
Our 2018 full year outlook reflects continued tempered energy prices related to core LNG E&C business, year-to-date order growth in our segments and the impact of both 2017 and current year acquisitions (Hetsco, Inc., Hudson, VCT and Skaff).  We continue to anticipate that the forecasted global supply/demand LNG gas balance will be reached in 2022-2023, thereby driving LNG export facility orders in late 2018 / early 2019. A majority of upcoming projects for U.S. LNG export have transitioned from utilizing traditional single train baseload plants to multi-train mid-scale projects, with a modular approach to achieve baseload capacities. This is important to us because multi-train mid-scale projects, such as the recently announced Driftwood LNG project, may use Chart’s patented IPSMR technology as well as our brazed aluminum heat exchangers and cold boxes as the main liquefaction heat exchanger technology.
We continue to invest in our automation, process improvement, and productivity activities across the Company, with anticipated 2018 capital investment between $35.0 million and $45.0 million.  This estimate is inclusive of capacity expansion in our brazed aluminum heat exchanger facility in La Crosse, Wisconsin, which is expected to be complete in the third quarter of this year and totals approximately $24.0 million in capital spend, of which approximately $11.0 million is included in our anticipated 2018 full year capital spend. The estimate is also inclusive of a line expansion in our LNG vehicle tank facility in Ball Ground, Georgia, which totals approximately $3.0 million and is expected to be completed during 2018.
We expect the recent restructuring actions, substantially completed in 2017, to result in improvements to our gross margins and selling, general and administrative expenses, with a combined projected annualized run rate savings of $15 million beginning with the first full year of savings in 2018. We currently do not expect any significant severance or restructuring charges during the remainder of 2018, although, we are closely monitoring our end markets and order rates and will continue to take appropriate and timely actions as necessary.
We are conducting a strategic review of the oxygen-related product lines within our BioMedical segment, including an evaluation of a possible divestiture of the businesses.  We are excluding from the review those portions of the BioMedical segment that utilize and align with our cryogenic technological expertise (Cryobiological).  The asset group does not meet the criteria to be held for sale, and therefore continues to be accounted and reported for as assets to be held and used.  There can be no assurance that this evaluation will result in any transaction being announced or consummated.  We will not disclose further developments during this process until our Board of Directors has approved a specific action or we have determined that further disclosure is appropriate.
As discussed in Note 13, “Commitments and Contingencies” located elsewhere in this report, we recently became aware that certain cryobiological tanks manufactured at our New Prague, Minnesota facility during a limited certain period may need to be repaired or replaced. We have not yet been able to identify the scope of the product lines subject to potential repair or replacement or what portion of any such product lines may be impacted. As such, any additional warranty reserve related to these products is not currently reasonably estimable.

Consolidated Results for the Three Months Ended March 31, 2018 and 2017, and December 31, 2017
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended March 31, 2018 and 2017 and December 31, 2017 (dollars in millions). Financial data for the three months ended December 31, 2017 has been included to provide additional information regarding our business trends on a sequential quarter basis.
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Quarter		Current Quarter vs. Prior Sequential Quarter
	March 31, 2018	March 31, 2017	December 31, 2017	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Energy & Chemicals	$89.9	$39.9	$99.2	$50.0	125.3%	$(9.3)	(9.4)%
Distribution & Storage	136.1	113.2	150.2	22.9	20.2%	(14.1)	(9.4)%
BioMedical	54.7	51.0	56.6	3.7	7.3%	(1.9)	(3.4)%
Intersegment eliminations	(1.0)	—	—	(1.0)		(1.0)
Consolidated	$279.7	$204.1	$306.0	$75.6	37.0%	$(26.3)	(8.6)%
Gross Profit
Energy & Chemicals	$19.4	$8.4	$22.7	$11.0	131.0%	$(3.3)	(14.5)%
Distribution & Storage	37.5	30.6	39.9	6.9	22.5%	(2.4)	(6.0)%
BioMedical	20.2	16.7	20.3	3.5	21.0%	(0.1)	(0.5)%
Consolidated	$77.1	$55.7	$82.9	$21.4	38.4%	$(5.8)	(7.0)%
Gross Profit Margin
Energy & Chemicals	21.6%	21.1%	22.9%
Distribution & Storage	27.6%	27.0%	26.6%
BioMedical	36.9%	32.7%	35.9%
Consolidated	27.6%	27.3%	27.1%
SG&A Expenses
Energy & Chemicals	$12.7	$7.8	$11.7	$4.9	62.8%	$1.0	8.5%
Distribution & Storage	17.8	17.8	21.5	—	—%	(3.7)	(17.2)%
BioMedical	10.1	10.8	8.5	(0.7)	(6.5)%	1.6	18.8%
Corporate	13.5	16.0	14.1	(2.5)	(15.6)%	(0.6)	(4.3)%
Consolidated	$54.1	$52.4	$55.8	$1.7	3.2%	$(1.7)	(3.0)%
SG&A Expenses (% of Sales)
Energy & Chemicals	14.1%	19.6%	11.8%
Distribution & Storage	13.1%	15.7%	14.3%
BioMedical	18.5%	21.2%	15.0%
Consolidated	19.3%	25.7%	18.2%
Operating Income (Loss) (1)
Energy & Chemicals	$2.8	$(0.2)	$7.5	$3.0		$(4.7)	(62.7)%
Distribution & Storage	18.1	11.6	16.8	6.5	56.0%	1.3	7.7%
BioMedical	9.5	5.0	11.2	4.5	90.0%	(1.7)	(15.2)%
Corporate (2)	(13.5)	(16.1)	(14.2)	2.6	(16.1)%	0.7	(4.9)%
Consolidated	$16.9	$0.3	$21.3	$16.6	5,533.3%	$(4.4)	(20.7)%
Operating Margin (Loss)
Energy & Chemicals	3.1%	(0.5)%	7.6%
Distribution & Storage	13.3%	10.2%	11.2%
BioMedical	17.4%	9.8%	19.8%
Consolidated	6.0%	0.1%	7.0%
_______________
(1) Restructuring costs for the three months ended:

•	March 31, 2018 were $0.9 million ($0.2 million – E&C, $0.2 million – D&S, and $0.5 million – Corporate)

•	March 31, 2017 were $4.6 million ($0.4 million – E&C, $0.1 million – D&S, $2.6 million – BioMedical, and $1.5 million – Corporate)

•	December 31, 2017 were $3.2 million ($0.2 million – E&C, $1.1 million – D&S, $0.5 million – BioMedical, and $1.4 million – Corporate)

(2)	Includes transaction-related costs of $1.3 million, $0.1 million and $1.1 million for the three months ended March 31, 2018, March 31, 2017, and December 31, 2017, respectively.

Results of Operations for the Three Months Ended March 31, 2018 and 2017, and December 31, 2017
Sales in the first quarter of 2018 compared to the same quarter in 2017 increased $75.6 million, from $204.1 million to $279.7 million, or 37.0%, with increases across all segments. The largest increases were in E&C, $50.0 million or 125.3%, and D&S, $22.9 million or 20.2%. Our E&C segment’s Hudson acquisition added $43.3 million in incremental sales during the three months ended March 31, 2018. D&S saw improvement in all regions during the three months ended March 31, 2018 as compared to the same quarter in 2017, with the largest increase in the U.S., driven by stronger packaged gas-related sales. Sequentially over the fourth quarter of 2017 the overall sales decrease of $26.3 million was driven by exceptionally strong fourth quarter 2017, primarily within our E&C and D&S segments.
Gross profit increased during the first quarter of 2018 compared to the first quarter of 2017 by $21.4 million. The increase is primarily due to $11.9 million in gross profit added from the Hudson acquisition within our E&C segment. Gross profit further increased as a result of higher volume in our D&S segment. Sequentially over the fourth quarter of 2017, the decrease in gross profit of $5.8 million, or 7.0%, was mainly driven by lower volume within both our E&C and D&S segments and project mix in our E&C segment. First quarter 2018 gross margin as a percent of sales of 27.6% increased sequentially from the fourth quarter of 2017 gross margin as a percent of sales of 27.1%, and from 27.3% in the first quarter of 2017. Although gross profit margin as a percent of sales in the first quarter of 2018 was higher than that of the prior quarter and the first quarter of 2017, it was negatively impacted by the completion of a D&S lower margined large project as well as a one-time sale of aged inventory at a low margin. Additionally, our new portable oxygen concentrator in the BioMedical segment was released in the first quarter, with initial start-up costs that negatively impacted gross margin. Excluding these impacts, normalized gross margin would have been 28.0% for the first quarter of 2018.
SG&A expenses increased by $1.7 million, or 3.2%, during the first quarter of 2018 compared to the first quarter of 2017. Hudson added $4.7 million in incremental SG&A during the three months ended March 31, 2018, which was partially offset by a $2.5 million decrease in Corporate SG&A primarily related to lower share-based compensation expense. Sequentially over the fourth quarter of 2017, SG&A expenses decreased by $1.7 million, which was primarily driven by additional commissions as a result of a $3.4 million litigation award in China in the fourth quarter of 2017 that did not recur in the first quarter of 2018.
Restructuring costs during 2017 were related to the previously announced completion of the Buffalo, New York respiratory facility consolidation, costs to relocate the corporate office from Garfield Heights, Ohio to Ball Ground, Georgia and consolidation of certain facilities in China. Restructuring costs were $0.9 million in the first quarter of 2018 and were recorded in cost of goods sold ($0.3 million) and SG&A ($0.6 million). Restructuring costs were $4.6 million in the first quarter of 2017 and were recorded in cost of goods sold ($2.4 million) and SG&A ($2.2 million).
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended March 31, 2018 and 2017 was $6.4 million and $4.4 million, respectively. Interest expense for the three months ended March 31, 2018 included $0.6 million of 2.0% cash interest, $0.8 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2018, $0.6 million of 1.0% cash interest and $1.7 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2024, and $2.5 million in interest related to borrowings on our senior secured revolving credit facility for the Hudson acquisition. For each of the three months ended March 31, 2018 and 2017, financing costs amortization was $0.3 million.
Foreign Currency Loss
For the three months ended March 31, 2018 and 2017, foreign currency losses were $1.6 million and $0.3 million, respectively. Losses increased by $1.3 million during the three months ended March 31, 2018 due to exchange rate volatility, especially with respect to the Chinese yuan and euro.

Income Tax Expense (Benefit)
Income tax expense of $2.3 million and income tax benefit of $1.8 million for the three months ended March 31, 2018 and 2017, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 26.7% and 37.4%, respectively. The effective income tax rate of 26.7% for the first quarter of 2018 was higher than the U.S. federal statutory rate of 21% primarily due the effect of income earned by certain of our foreign entities being taxed at higher rates than the federal statutory rate as well as losses incurred by certain of our Chinese operations for which no benefit was recorded.
The effective income tax rate of 37.4% for the three months ended March 31, 2017 differed from the U.S. federal statutory rate of 35% primarily due to foreign exchange losses realized upon the receipt of previously taxed income and treated as a discrete item for the quarter offset by losses incurred by certain of our Chinese operations for which no benefit was recorded and the effect of income earned by certain of our international entities operating in lower taxed jurisdictions.
Net Income (Loss)
As a result of the foregoing, net income attributable to the Company for the three months ended March 31, 2018 was $5.8 million while net loss attributable to the Company for the three months ended March 31, 2017 was $2.9 million.
Segment Results
The structure of our internal organization is divided into the following reportable segments, which are also our operating segments: E&C, D&S, and BioMedical. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. For further information, refer to our Reportable Segments note to our unaudited condensed consolidated financial statements included elsewhere in this report. The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three and three months ended March 31, 2018 and 2017 (dollars in millions):
Energy & Chemicals
Results for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	March 31, 2018	March 31, 2017	Variance ($)	Variance (%)
Sales	$89.9	$39.9	$50.0	125.3%
Gross Profit	19.4	8.4	11.0	131.0%
Gross Profit Margin	21.6%	21.1%
SG&A Expenses	$12.7	$7.8	$4.9	62.8%
SG&A Expenses (% of Sales)	14.1%	19.6%
Operating Income (Loss)	$2.8	$(0.2)	$3.0
Operating Margin	3.1%	(0.5)%
For the first quarter of 2018, E&C segment sales increased as compared to the same quarter in 2017. E&C’s Hudson business added $43.3 million in incremental sales to E&C during the three months ended March 31, 2018. Excluding the impact from Hudson, sales increased by $6.7 million, which was driven primarily by growth in Natural Gas Liquids (“NGL”) and petrochemical applications.
For the first quarter of 2018, E&C segment gross profit and the related margin increased as compared to the same quarter in 2017 primarily due to the Hudson acquisition.
E&C segment SG&A expenses increased during the first quarter of 2018 as compared to the same quarter in 2017 primarily driven by the Hudson acquisition, which added $4.7 million in incremental SG&A during the first quarter of 2018, while the rest of E&C segment SG&A expenses increased slightly compared to the first quarter of 2017.

Distribution & Storage
Results for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	March 31, 2018	March 31, 2017	Variance ($)	Variance (%)
Sales	$136.1	$113.2	$22.9	20.2%
Gross Profit	37.5	30.6	6.9	22.5%
Gross Profit Margin	27.6%	27.0%
SG&A Expenses	$17.8	$17.8	$—	—%
SG&A Expenses (% of Sales)	13.1%	15.7%
Operating Income	$18.1	$11.6	$6.5	56.0%
Operating Margin	13.3%	10.2%
D&S segment sales increased during the first quarter of 2018 as compared to the same quarter in 2017 primarily due to increases across all product applications, specifically, increases of $10.8 million, $7.4 million and $4.7 million in packaged gas industrial applications, bulk industrial gas applications and liquefied natural gas applications, respectively. For the past four quarters, D&S China has shown signs of recovery, which contributed to the sales growth during the first quarter of 2018.
D&S segment gross profit increased during the first quarter of 2018 as compared to the same quarter in 2017 mainly driven by higher volume across all regions. The related margin percentage increased primarily due to favorable product mix.
D&S segment SG&A expenses remained relatively consistent between comparable periods.
BioMedical
Results for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	March 31, 2018	March 31, 2017	Variance ($)	Variance (%)
Sales	$54.7	$51.0	$3.7	7.3%
Gross Profit	20.2	16.7	3.5	21.0%
Gross Profit Margin	36.9%	32.7%
SG&A Expenses	$10.1	$10.8	$(0.7)	(6.5)%
SG&A Expenses (% of Sales)	18.5%	21.2%
Operating Income	$9.5	$5.0	$4.5	90.0%
Operating Margin	17.4%	9.8%
For the first quarter of 2018, BioMedical segment sales increased as compared to the same quarter in 2017 was primarily driven by strength in cryobiological storage applications and on-site generation systems.
During the first quarter of 2018, BioMedical segment gross profit and the related margin percentage increased as compared to the same quarter in 2017 primarily due to the impact of restructuring actions taken. We released our new portable oxygen concentrator in the first quarter with certain specific start-up costs associated its release, which negatively impacted gross margin by over 100 basis points in the first quarter of 2018.
BioMedical segment SG&A expenses during the first quarter of 2018, decreased as compared to the same quarter in 2017 primarily due to the impact of restructuring actions taken.
Corporate
Corporate SG&A expenses decreased by $2.5 million during the first quarter of 2018 as compared to the same quarter in 2017, primarily due to the acceleration of retirement eligible stock compensation, which was lower than the comparable amounts in the prior year.

Liquidity and Capital Resources
Debt Instruments and Related Covenants
2024 Notes: On November 6, 2017, we issued 1.00% Convertible Senior Subordinated Notes due 2024 (the “2024 Notes”), the outstanding aggregate principal amount of such notes being $258.8 million at March 31, 2018. The 2024 Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on May 15 and November 15 of each year, and will mature on November 15, 2024, unless converted or repurchased. The effective interest rate at issuance, under generally accepted accounting principles, was 4.8%. Upon conversion, it is our intention to settle the principal amount of the 2024 Notes in cash and excess conversion value in shares of our common stock. The initial conversion price of $58.725 per share represents a conversion premium of 35% over the last reported sale price of our common stock on October 31, 2017, the date of the 2024 Notes offering, which was $43.50 per share. The 2024 Notes are classified as long-term liabilities at March 31, 2018. At the end of the first quarter of 2018, events for early conversion were not met; and thus, the 2024 Notes were not convertible as of, and for the fiscal quarter beginning April 1, 2018. There have been no conversions as of the date of this filing. In the event that holders of 2024 Notes elect to convert, we expect to fund any cash settlement of any such conversion from cash balances or borrowings under our senior secured revolving credit facility.
2018 Notes: Concurrent with our November 2017 offering of the 2024 Notes, we repurchased $192.9 million of the principal amount of our outstanding 2.00% Convertible Senior Subordinated Notes due 2018 (the “2018 Notes”). The outstanding aggregate principal amount of our 2018 Notes was $57.1 million at March 31, 2018. The 2018 Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. Upon conversion, holders of the 2018 Notes will receive cash up to the principal amount of the 2018 Notes, and it is our intention to settle any excess conversion value in shares of our common stock. However, we may elect to settle, at our discretion, any such excess value in cash, shares of our common stock or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of our common stock on July 28, 2011, the date of the 2018 Notes offering, which was $53.10 per share. The 2018 Notes are classified as current liabilities at March 31, 2018 as their maturity is within 12 months of the balance sheet date. At the end of the first quarter of 2018, events for early conversion were not met; and thus, the 2018 Notes were not convertible as of, and for the fiscal quarter beginning April 1, 2018. On or after May 1, 2018, holders of the 2018 Notes may convert regardless of the foregoing. There have been no conversions as of the date of this filing. In the event that holders of 2018 Notes elect to convert, we expect to fund any cash settlement of any such conversion from cash balances or borrowings under our senior secured revolving credit facility.
Senior Secured Revolving Credit Facility: We have a five-year $450.0 senior secured revolving credit facility (the “SSRCF”), which matures on November 3, 2022. The SSRCF includes a $25.0 million sub-limit for the issuance of swingline loans and a $100.0 million base sub-limit along with a $100.0 million discretionary sub-limit to be used for letters of credit. There is a foreign currency limit of $100.0 million under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100.0 million made by our wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited (“Chart Asia”). The SSRCF also includes an expansion option permitting us to add up to an aggregate $225.0 million in term loans or revolving credit commitments from its lenders. Loans under the SSRCF bear interest at either (a) the Adjusted Base Rate, or (b) the Adjusted LIBOR (each as defined in Note 5, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included elsewhere in this report), plus, in each case, a margin that varies with our leverage ratio. Significant financial covenants for the SSRCF include a leverage ratio and an interest coverage ratio. As of March 31, 2018, there were $247.0 million in borrowings outstanding under the SSRCF (“SSRCF Borrowings”), bearing interest at 4.25%. We had $44.9 in letters of credit issued and bank guarantees supported by the SSRCF, which had availability of $158.1 million at March 31, 2018. We were in compliance with all covenants, including its financial covenants, at March 31, 2018.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $8.0 million) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC or Chengdu under the China Facilities are guaranteed by the Company. At March 31, 2018, there was 25.0 million Chinese yuan (equivalent to $4.0 million) outstanding under this facility, bearing interest at 5.00%. CCESC had 1.8 million Chinese yuan (equivalent to $0.3 million), in bank guarantees.
Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintains an unsecured credit facility whereby CCDEC may borrow up to 75.0 million Chinese yuan (equivalent to $11.9 million) for working capital purposes. This facility is effective until August 6, 2018. At March 31, 2018, there were no borrowings outstanding under this facility.

CCESC has a term loan that is secured by certain CCESC land use rights and allows for up to 86.6 million Chinese yuan (equivalent to $13.8 million) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At March 31, 2018, there was 46.6 million Chinese yuan (equivalent to $7.4 million) outstanding on this loan, bearing interest at 5.39%.
Foreign Facilities – Europe: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 125.0 million Czech koruna (equivalent to $6.1 million) and three secured credit facilities with capacity of up to 9.3 million euros (equivalent to $11.5 million). All four facilities (the “Ferox Credit Facilities”) allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under two of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit, and under two facilities, Ferox must pay the letter of credit and guarantee fees equal to 0.50%. Ferox’s land, buildings, and cash collateral secure the credit facilities. At March 31, 2018 there were bank guarantees of 199.7 million Czech koruna (equivalent to $9.7) supported by the Ferox Credit Facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 million in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of March 31, 2018.
Our debt and related covenants are further described in Note 5, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $142.8 million at March 31, 2018, a decrease of $20.2 million from the balance at December 31, 2017. Our foreign subsidiaries held cash of approximately $121.9 million and $110.5 million, at March 31, 2018, and December 31, 2017, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our SSRCF, and cash provided by operations will be sufficient to finance our normal working capital needs, acquisitions, and investments in properties, facilities, and equipment for the foreseeable future.
Cash provided by operating activities was $23.0 million for the three months ended March 31, 2018, an increase of $21.8 million from the balance at December 31, 2017, largely due to higher net income.
Cash used in investing activities was $19.0 million and $31.4 million for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, we used $12.5 million of cash for the Skaff acquisition and $6.6 million for capital expenditures. During the three months ended March 31, 2017, we used $23.2 million of cash for the Hetsco acquisition and $8.4 million for capital expenditures.
Cash provided by financing activities was $10.0 million for the three months ended March 31, 2018 while cash used in financing activities was $3.2 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, we borrowed $34.0 million on our SSRCF mainly to fund the Skaff acquisition and working capital needs. We repaid $26.0 million in SSRCF borrowings during the three months ended March 31, 2018. We also borrowed 25.0 million Chinese yuan (equivalent to $4.0 million) and repaid 5.0 Chinese yuan (equivalent to $0.8 million) on certain of our China facilities. We received $1.2 million in proceeds from stock option exercises and used $2.2 million for the purchase of common stock which was surrendered to cover tax withholding elections during the three months ended March 31, 2018. During the three months ended March 31, 2017, we borrowed 15.0 million Chinese yuan (equivalent to $2.2 million) and repaid 25.0 million Chinese yuan (equivalent to $3.6 million) on certain of our China facilities.

Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2018. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We may repurchase remaining 2018 Notes from time to time on or before the August 1, 2018 maturity date. To the extent that we repurchase convertible notes, we would expect to enter into an agreement with each of the option counterparties to our convertible note hedge, warrants and capped call agreements providing for the related unwind of such agreements in a notional amount corresponding to the aggregate principal amount of convertible notes that we repurchase. We expect capital expenditures for the remaining nine months of 2018 to be in the range of $30.0 million to $40.0 million, which will be deployed primarily for the completion of the capacity expansion of the brazed aluminum heat exchanger facility in La Crosse, Wisconsin and capacity increase in Ball Ground, Georgia, to support demand for LNG vehicle tanks. For the remaining nine months of 2018, we contemplate the use of approximately $15.0 million to $25.0 million of cash to pay U.S. and foreign income taxes.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Backlog may be negatively impacted by ability or likelihood of customers to fulfill their obligations. Our backlog as of March 31, 2018 was $489.4 million compared to $348.6 million as of March 31, 2017 and $461.3 million as of December 31, 2017.
The table below represents orders received and backlog by segment for the periods indicated (dollar amounts in millions):

	Three Months Ended
	March 31, 2018	March 31, 2017	December 31, 2017
Orders
Energy & Chemicals	$93.7	$38.0	$75.1
Distribution & Storage	170.4	120.0	153.2
BioMedical	57.0	51.7	55.9
Total	$321.1	$209.7	$284.2

	As of
	March 31, 2018	March 31, 2017	December 31, 2017
Backlog
Energy & Chemicals	$213.3	$98.0	$210.9
Distribution & Storage	250.3	225.0	227.5
BioMedical	25.8	25.6	22.9
Total	$489.4	$348.6	$461.3
E&C orders for the three months ended March 31, 2018 were $93.7 million compared to $38.0 million for the three months ended March 31, 2017 and $75.1 million for the three months ended December 31, 2017. E&C orders include $37.0 million and $27.5 million in orders related to Hudson for the three months ended March 31, 2018 and December 31, 2017, respectively. Low energy prices continue to delay LNG-related opportunities. However, natural gas demand, from petrochemical and LNG export projects, is driving new gas transmission pipelines creating further opportunity for our products. E&C backlog totaled $213.3 million as of March 31, 2018, compared to $98.0 million as of March 31, 2017 and $210.9 million as of December 31, 2017. E&C backlog as of March 31, 2018 and December 31, 2017 includes $59.8 million and $65.8 million related to Hudson, respectively. Excluding Hudson, the increase in backlog as compared to the balance as of March 31, 2017 was primarily driven by petrochemical and natural gas processing applications. Included in E&C backlog for the three months ended March 31, 2017 is approximately $40.0 million related to the previously announced Magnolia LNG order where production release is delayed until late 2018. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly year over year.

D&S orders for the three months ended March 31, 2018 were $170.4 million compared to $120.0 million for the three months ended March 31, 2017 and $153.2 million for the three months ended December 31, 2017. The increase in D&S orders from the fourth quarter of 2017 was primarily attributable to packaged gas industrial applications and LNG applications. The increase in D&S orders during the first quarter of 2018 was attributable to significant growth across all applications when compared to the same quarter last year. D&S backlog totaled $250.3 million at March 31, 2018 compared to $225.0 million as of March 31, 2017 and $227.5 million as of December 31, 2017.
BioMedical orders for the three months ended March 31, 2018 were $57.0 million compared to $51.7 million for the three months ended March 31, 2017 and $55.9 million for the three months ended December 31, 2017. The increase from the fourth quarter of 2017 in BioMedical orders was mainly attributable to the addition of projects within cryobiological storage applications, especially in Asia, partially offset by a decline in on-site generation systems due to order timing. The increase in BioMedical orders during the three months ended March 31, 2018 when compared to the same quarter last year was mainly attributable to the addition of projects within cryobiological storage applications, especially in Asia. BioMedical backlog at March 31, 2018 totaled $25.8 million compared to $25.6 million as of March 31, 2017 and $22.9 million as of December 31, 2017.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
Application of Critical Accounting Policies
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2017. In particular, judgment is used in areas such as revenue from contracts with customers, goodwill, indefinite-lived intangibles, long-lived assets (including finite-lived intangible assets), product warranty costs, and pensions. For a description of our critical accounting policies and estimates affecting revenue from contracts with customers, see Note 2, “Revenue” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. A summary of other significant accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2017.
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, trends, and statements regarding the strategic review of the oxygen-related product lines within our BioMedical segment, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, as well as the results of the strategic review of the oxygen-related product lines within our BioMedical segment, including any possible divestiture or transaction and whether any such possible transaction is completed and, if so, the terms, structure and timing of any such transaction, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the risk factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time.
All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events, except as otherwise required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our operations are exposed to fluctuations in interest rates and foreign currency values that can affect the cost of operating and financing. Accordingly, we address a portion of these risks through a program of risk management.

Interest Rate Risk: Our primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from the weighted-average interest rate of 4.25% at March 31, 2018, and assuming no changes in the $247.0 million of borrowings outstanding under the SSRCF at March 31, 2018, our additional annual expense would be approximately $4.9 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of comprehensive income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, and the Japanese yen. During the first quarter of 2018, the Japanese yen, Chinese yuan and euro strengthened in relation to the U.S. dollar by 6%, 4% and 3%, respectively. At March 31, 2018, a hypothetical further 10% weakening of the U.S. dollar would not materially affect our financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the British pound, and the Chinese yuan. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the unaudited condensed consolidated statements of operations as a component of foreign currency loss. We enter into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At March 31, 2018, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts.
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
We also entered into separate, privately-negotiated warrant transactions with the Convertible Notes Counterparties to acquire up to 5.2 million shares of our common stock. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions related to the 2024 Notes was initially $71.775 per share. The cap price of the capped call transactions and the strike price of the warrant transactions related to the 2018 Notes was initially $84.96 per share. Further information is located in Note 5, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2018, we implemented ASC 606, “Revenue from Contracts with Customers.” For its adoption, we implemented changes to our revenue recognition process and control activities within them such as development of new entity-wide policies, new training, ongoing contract reviews and system changes to accommodate presentation and disclosure requirements.

There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2018	40,280	$51.55	—	$—
February 1 – 28, 2018	1,482	49.03	—	—
March 1 – 31, 2018	529	58.55	—	—
Total	42,291	$51.55	—	$—
During the first quarter of 2018, 42,291 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $2,179,923. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended March 31, 2018.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

10.1	Mutual Agreement of Separation and Release, dated March 27, 2018, between Chart Industries, Inc. and DeWayne R. Youngberg.* (x)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (x)

32.1	Section 1350 Certification of Chief Executive Officer. (xx)

32.2	Section 1350 Certification of Chief Financial Officer. (xx)

101.INS	XBRL Instance Document (x)

101.SCH	XBRL Taxonomy Extension Schema Document (x)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (x)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (x)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (x)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (x)
_______________

(x)	Filed herewith.

(xx)	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date:	April 19, 2018	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer)
(Duly Authorized Officer)