Form 10-Q
period 2018-06-30
CHART INDUSTRIES INC
filed 2018-07-19
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
At July 16, 2018, there were 30,997,414 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$148.5	$122.6
Accounts receivable, less allowances of $9.9 and $10.8	204.4	222.7
Inventories, net	233.5	208.9
Unbilled contract revenue	41.2	37.0
Prepaid expenses	14.2	15.4
Other current assets	19.2	27.4
Total Current Assets	661.0	634.0
Property, plant, and equipment, net	304.0	297.6
Goodwill	472.0	468.8
Identifiable intangible assets, net	291.0	302.5
Other assets	21.3	21.8
TOTAL ASSETS	$1,749.3	$1,724.7
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$128.6	$113.9
Customer advances and billings in excess of contract revenue	108.9	110.2
Accrued salaries, wages, and benefits	38.2	49.1
Current portion of warranty reserve	11.3	14.1
Short-term debt and current portion of long-term debt	66.8	58.9
Other current liabilities	39.2	41.4
Total Current Liabilities	393.0	387.6
Long-term debt	443.9	439.2
Long-term deferred tax liabilities	63.4	62.5
Accrued pension liabilities	8.8	9.4
Other long-term liabilities	20.1	20.8
Total Liabilities	929.2	919.5

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 30,996,322 and 30,804,832 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	0.3	0.3
Additional paid-in capital	448.4	445.7
Retained earnings	384.7	364.3
Accumulated other comprehensive loss	(17.1)	(8.1)
Total Chart Industries, Inc. Shareholders’ Equity	816.3	802.2
Noncontrolling interests	3.8	3.0
Total Equity	820.1	805.2
TOTAL LIABILITIES AND EQUITY	$1,749.3	$1,724.7
The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$319.9	$238.2	$599.6	$442.3
Cost of sales	235.4	175.0	438.0	323.4
Gross profit	84.5	63.2	161.6	118.9
Selling, general, and administrative expenses	55.3	50.2	109.4	102.6
Amortization expense	5.7	3.1	11.8	6.1
Operating expenses	61.0	53.3	121.2	108.7
Operating Income	23.5	9.9	40.4	10.2
Other expenses:
Interest expense, net	6.2	3.8	12.6	8.2
Financing costs amortization	0.4	0.4	0.7	0.7
Foreign currency (gain) loss	(1.2)	0.2	0.4	0.5
Other expenses, net	5.4	4.4	13.7	9.4
Income before income taxes	18.1	5.5	26.7	0.8
Income tax expense	5.0	2.2	7.3	0.4
Net income	13.1	3.3	19.4	0.4
Less: Income attributable to noncontrolling interests, net of taxes	0.8	0.5	1.3	0.5
Net income (loss) attributable to Chart Industries, Inc.	$12.3	$2.8	$18.1	$(0.1)
Net income (loss) attributable to Chart Industries, Inc. per common share:
Basic	$0.40	$0.09	$0.59	$—
Diluted	$0.38	$0.09	$0.57	$—
Weighted-average number of common shares outstanding:
Basic	30.95	30.73	30.93	30.71
Diluted	32.08	31.28	31.74	30.71

Comprehensive (loss) income, net of taxes	$(8.9)	$15.0	$9.9	$14.7
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	0.2	0.6	0.8	0.5
Comprehensive (loss) income attributable to Chart Industries, Inc., net of taxes	$(9.1)	$14.4	$9.1	$14.2

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$19.4	$0.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.9	18.5
Interest accretion of convertible notes discount	5.0	6.6
Employee share-based compensation expense	3.4	8.0
Financing costs amortization	0.7	0.7
Unrealized foreign currency transaction (gain) loss	(0.8)	0.2
Other non-cash operating activities	—	(0.3)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	20.6	(5.8)
Inventory	(36.3)	(17.4)
Unbilled contract revenues and other assets	—	6.2
Accounts payable and other liabilities	(1.0)	(16.6)
Customer advances and billings in excess of contract revenue	8.8	(3.4)
Net Cash Provided By (Used In) Operating Activities	46.7	(2.9)
INVESTING ACTIVITIES
Capital expenditures	(19.1)	(16.7)
Acquisition of businesses, net of cash acquired	(12.5)	(23.2)
Proceeds from sale of assets	—	0.7
Government grants	0.7	0.3
Net Cash Used In Investing Activities	(30.9)	(38.9)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	65.0	2.2
Repayments on revolving credit facilities	(54.8)	(5.1)
Repayments on term loan	(3.0)	—
Payments for debt issuance costs	(0.2)	—
Proceeds from exercise of stock options	1.8	0.9
Common stock repurchases	(2.3)	(1.8)
Dividend distribution to noncontrolling interest	(0.4)	—
Net Cash Provided By (Used In) Financing Activities	6.1	(3.8)
Effect of exchange rate changes on cash and cash equivalents	(3.8)	3.6
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	18.1	(42.0)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (1)	131.4	282.9
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (1)	$149.5	$240.9
_______________

(1)
Includes restricted cash and restricted cash equivalents of $1.0 in other assets at June 30, 2018, $6.4 ($5.4 in other current assets and $1.0 in other assets) at June 30, 2017, and $8.7 ($7.7 in other current assets and $1.0 in other assets) at December 31, 2017. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 5, “Debt and Credit Arrangements.”

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
Recently Issued Accounting Standards: In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We are currently assessing the effect that the ASU will have on our financial position, results of operations, and disclosures.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The FASB issued the update to require the recognition of lease assets and lease liabilities on the balance sheet of lessees. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. We expect adoption to increase the assets and liabilities recorded on our unaudited condensed consolidated balance sheet and increase the level of disclosures related to leases. In addition, we are in the process of identifying appropriate changes to our accounting policies, information technology systems, business processes, and related internal controls to support recognition and disclosure requirements under the new standard. We expect to design any necessary changes to our business processes, controls and systems in the near future and implement the changes over the remainder of 2018.
Recently Adopted Accounting Standards: In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our unaudited condensed consolidated financial statements as of June 30, 2018 and December 31, 2017.
In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The FASB issued the guidance to provide clarity as to when modification accounting should be applied when there is a change to the terms or conditions of a share-based payment award in order to prevent diversity in practice. The ASU requires modification accounting to be applied unless all of the following conditions exist: (1) the fair value of the modified award is the same as the fair value of the original award before the original award is modified; if the modification does not affect any of the inputs to the valuation, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award before it was modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award before it was modified. The guidance will be applied prospectively for annual periods and interim periods beginning after December 15, 2017. We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial position, results of operations, and disclosures.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

The following tables summarize the current period impacts of adopting ASC 606 on our unaudited condensed consolidated balance sheet and statement of operations:

	June 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of adoption Higher (Lower)
Assets
Accounts receivable, net of allowances	$204.4	$202.7	$1.7
Inventories, net	233.5	255.5	(22.0)
Unbilled contract revenue	41.2	29.5	11.7
Other current assets	19.2	19.1	0.1

Liabilities
Customer advances and billings in excess of contract revenue	$108.9	$123.5	$(14.6)
Other current liabilities	39.2	37.7	1.5
Long-term deferred tax liabilities	63.4	62.3	1.1

Equity
Retained earnings	$384.7	$381.2	$3.5

	For the Three Months Ended June 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of adoption Higher (Lower)
Sales	$319.9	$310.6	$9.3
Cost of sales	235.4	226.4	9.0
Selling, general, and administrative expenses	55.3	55.0	0.3
Income tax expense	5.0	5.0	—
Net income attributable to Chart Industries, Inc.	12.3	12.3	—

Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.40	$0.40	$—
Diluted	$0.38	$0.38	$—

	For the Six Months Ended June 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of adoption Higher (Lower)
Sales	$599.6	$588.4	$11.2
Cost of sales	438.0	428.6	9.4
Selling, general, and administrative expenses	109.4	109.2	0.2
Income tax expense	7.3	6.9	0.4
Net income attributable to Chart Industries, Inc.	18.1	16.9	1.2

Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.59	$0.55	$0.04
Diluted	$0.57	$0.53	$0.04

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 2 — Revenue
Significant changes to our accounting policies as a result of adopting ASC 606 are discussed below. Other significant accounting policies are detailed in “Note 2 — Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2017.
Revenue Recognition:  Revenue is recognized when (or as) we satisfy performance obligations by transferring a promised good or service, an asset, to a customer. An asset is transferred to a customer when, or as, the customer obtains control over that asset. In most contracts, the transaction price includes both fixed and variable consideration. The variable consideration contained within our contracts with customers includes discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties and other similar items. When a contract includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. When a contract includes multiple performance obligations, the contract price is allocated among the performance obligations based upon the stand alone selling prices. When the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service is expected, at contract inception, to be one year or less, we do not adjust for the effects of a significant financing component.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

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
Customer advances and billings in excess of contract revenue: Our contract liabilities consist of advance customer payments, billings in excess of revenue recognized and deferred revenue. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We classify advance customer payments and billings in excess of revenue recognized as current. We classify deferred revenue as current or non-current based on the timing of when we expect to recognize revenue. The current portion of deferred revenue is included in customer advances and billings in excess of contract revenue in our unaudited condensed consolidated balance sheets. Long-term deferred revenue is included in other long-term liabilities in our unaudited condensed consolidated balance sheets.
The following table represents changes in our contract assets and contract liabilities balances:

	June 30, 2018	January 1, 2018	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$204.4	$222.7	(18.3)	8.2%
Unbilled contract revenue	41.2	43.5	(2.3)	5.3%

Contract liabilities
Customer advances and billings in excess of contract revenue	$108.9	$100.3	8.6	(8.6)%
Long-term deferred revenue	2.7	2.6	0.1	(3.8)%
Revenue recognized for the three and six months ended June 30, 2018 and 2017, that was included in the contract liabilities balance at the beginning of each year was $28.8 and $67.7, and $18.4, and $43.5, respectively. The amount of revenue recognized during the three and six months ended June 30, 2018 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, primarily within our Distribution & Storage (“D&S”) and Energy & Chemicals (“E&C”) segments, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders.  As of June 30, 2018, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $527.4. We expect to recognize revenue on approximately 84.3% of the remaining performance obligations over the next 12 months and 7.7% of the remaining performance obligations over the next 13 to 24 months, with the remaining balance recognized thereafter.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

Disaggregation of Revenue
The following table represents a disaggregation of revenue by product application along with the reportable segment for each category:

	Three Months Ended June 30, 2018
	Energy & Chemicals	Distribution & Storage	BioMedical	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$69.0	$—	$—	$—	$69.0
Liquefied natural gas (LNG) applications	7.1	35.8	—	(0.3)	42.6
Industrial gas applications	3.0	—	—	—	3.0
HVAC, power and refining applications	21.7	—	—	—	21.7
Bulk industrial gas applications	—	64.9	—	—	64.9
Packaged gas industrial applications	—	56.7	—	—	56.7
Respiratory therapy	—	—	34.3	—	34.3
Cryobiological storage	—	—	20.0	—	20.0
On-site generation systems	—	—	7.7	—	7.7
Total	$100.8	$157.4	$62.0	$(0.3)	$319.9

	Six Months Ended June 30, 2018
	Energy & Chemicals	Distribution & Storage	BioMedical	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$127.7	$—	$—	$—	$127.7
Liquefied natural gas (LNG) applications	16.1	70.0	—	(1.3)	84.8
Industrial gas applications	6.4	—	—	—	6.4
HVAC, power and refining applications	40.5	—	—	—	40.5
Bulk industrial gas applications	—	117.9	—	—	117.9
Packaged gas industrial applications	—	105.6	—	—	105.6
Respiratory therapy	—	—	63.2	—	63.2
Cryobiological storage	—	—	39.1	—	39.1
On-site generation systems	—	—	14.4	—	14.4
Total	$190.7	$293.5	$116.7	$(1.3)	$599.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended June 30, 2018
	Energy & Chemicals	Distribution & Storage	BioMedical	Intersegment Eliminations	Consolidated
Point in time	$23.7	$134.7	$59.4	$—	$217.8
Over time	77.1	22.7	2.6	(0.3)	102.1
Total	$100.8	$157.4	$62.0	$(0.3)	$319.9

	Six Months Ended June 30, 2018
	Energy & Chemicals	Distribution & Storage	BioMedical	Intersegment Eliminations	Consolidated
Point in time	$47.6	$255.8	$112.8	$—	$416.2
Over time	143.1	37.7	3.9	(1.3)	183.4
Total	$190.7	$293.5	$116.7	$(1.3)	$599.6
NOTE 3 — Inventories
The following table summarizes the components of inventory:

	June 30, 2018	December 31, 2017
Raw materials and supplies	$116.0	$97.2
Work in process	33.7	37.3
Finished goods	83.8	74.4
Total inventories, net	$233.5	$208.9
The allowance for excess and obsolete inventory balance at June 30, 2018 and December 31, 2017 was $8.7 and $8.5, respectively.
NOTE 4 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	Distribution & Storage	BioMedical	Total
Balance at December 31, 2017	$275.1	$169.2	$24.5	$468.8
Foreign currency translation adjustments	(0.9)	(0.6)	—	(1.5)
Goodwill acquired during the year	—	4.7	—	4.7
Balance at June 30, 2018	$274.2	$173.3	$24.5	$472.0

Accumulated goodwill impairment loss at December 31, 2017	$64.6	$—	$131.2	$195.8
Foreign currency translation adjustments	(0.1)	—	—	(0.1)
Accumulated goodwill impairment loss at June 30, 2018	$64.5	$—	$131.2	$195.7

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		June 30, 2018		December 31, 2017
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	14 years	$246.0	$(97.6)	$246.3	$(88.2)
Unpatented technology	12 years	27.3	(5.8)	26.8	(4.5)
Land use rights	50 years	13.3	(1.3)	13.4	(1.2)
Trademarks and trade names	14 years	5.4	(2.8)	5.5	(2.9)
Patents and other	7 years	2.9	(1.1)	3.0	(0.8)
Total finite-lived intangible assets	16 years	$294.9	$(108.6)	$295.0	$(97.6)
Indefinite-lived intangible assets:
Trademarks and trade names		104.7	—	105.1	—
Total intangible assets		$399.6	$(108.6)	$400.1	$(97.6)
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for intangible assets subject to amortization was $5.7 and $3.1 for the three months ended June 30, 2018 and 2017, respectively, and $11.8 and $6.1 for the six months ended June 30, 2018 and 2017, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2018	$23.5
2019	23.1
2020	21.1
2021	15.0
2022	14.8
See Note 7, “Business Combinations” for further information related to intangible assets acquired during 2018 and 2017.
Government Grants
We received certain government grants related to land use rights for capacity expansion in China (“China Government Grants”). China Government Grants are generally recorded in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets and generally recognized into income over the useful life of the associated assets (10 to 50 years).
China Government Grants are presented in our unaudited condensed consolidated balance sheets as follows:

	June 30, 2018	December 31, 2017
Current	$0.5	$0.5
Long-term	8.1	8.7
Total China Government Grants	$8.6	$9.2
We also received government grants from certain local jurisdictions within the United States, which are recorded in other assets in the unaudited condensed consolidated balance sheets and were not significant for the periods presented.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 5 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	June 30, 2018	December 31, 2017
Convertible notes due November 2024:
Principal amount	$258.8	$258.8
Unamortized discount	(54.1)	(57.6)
Unamortized debt issuance costs	(4.8)	(5.1)
Convertible notes due November 2024, net of unamortized discount and debt issuance costs	199.9	196.1

Convertible notes due August 2018:
Principal amount	57.1	57.1
Unamortized discount	(0.4)	(1.9)
Unamortized debt issuance costs	—	(0.1)
Convertible notes due August 2018, net of unamortized discount and debt issuance costs	56.7	55.1

Senior secured revolving credit facility due November 2022	244.0	239.0
Foreign facilities	10.1	7.9
Total debt, net of unamortized discount and debt issuance costs	510.7	498.1
Less: current maturities (1)	(66.8)	(58.9)
Long-term debt	$443.9	$439.2
_______________

(1)	Current maturities at June 30, 2018 includes $56.7 of Convertible notes due August 2018, net of unamortized discount and debt issuance costs.
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
A conversion of the 2024 Notes may be settled in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (subject to, and in accordance with, the settlement provisions of the Indenture). The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $61.68 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

Notes by approximately $13.0 at June 30, 2018. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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
We reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. As of June 30, 2018, events for early conversion were not met, and thus the 2024 Notes were not convertible as of and for the fiscal quarter beginning July 1, 2018. There have been no conversions as of the date of this filing.
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
The following table summarizes interest accretion of the 2024 Notes discount, 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
2024 Notes, interest accretion of convertible notes discount	$1.8	$3.5
2024 Notes, 1.0% contractual interest coupon	0.7	1.3
2024 Notes, total interest expense	$2.5	$4.8

2024 Notes, financing costs amortization	$0.1	$0.3
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

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
2018 Convertible Notes Repurchase and Loss on Extinguishment of Debt
On November 6, 2017, we used $195.9 of the proceeds from the offering of the 2024 Notes to repurchase $192.9 principal amount of the 2018 Notes, which included $1.0 of accrued interest and $194.9 for the notes. As of June 30, 2018, $57.1 principal amount remains outstanding under the 2018 Notes.
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
A conversion of the 2018 Notes may be settled in cash, shares of our common stock or a combination of cash and shares of our common stock in excess of the aggregate principal amount of the 2018 Notes being converted, at our election (subject to, and in accordance with, the settlement provisions of the Senior Debt Indenture). The initial conversion rate for the 2018 Notes is 14.4865 shares of common stock (subject to adjustment as provided for in the Senior Debt Indenture) per one thousand U.S. dollar principal amount of the 2018 Notes, which is equal to an initial conversion price of approximately $69.03 per share. In addition, following certain corporate events that occur prior to the maturity date as described in the Senior Debt Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2018 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2018 Notes will have a dilutive effect with respect to our common stock. At June 30, 2018, the “if-converted value” did not exceed the principal amount of the 2018 Notes since the closing sales price of our common stock was less than the conversion price of the 2018 Notes.
Holders of the 2018 Notes may convert their 2018 Notes at their option at any time until the close of business on the second scheduled trading day immediately preceding August 1, 2018. Upon conversion, we will pay cash up to the aggregate principal amount of the 2018 Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2018 Notes being converted. It is our intention to settle any excess conversion value in shares of our common stock.
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
The following table summarizes interest accretion of the 2018 Notes discount, 2.0% contractual interest coupon, and financing costs amortization associated with the 2018 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
2018 Notes, interest accretion of convertible notes discount	$0.7	$3.3	$1.5	$6.6
2018 Notes, 2.0% contractual interest coupon	0.3	1.2	0.9	2.5
2018 Notes, total interest expense	$1.0	$4.5	$2.4	$9.1

2018 Notes, financing costs amortization	$0.1	$0.2	$0.1	$0.4
Convertible Notes Hedge, Capped Call and Warrant Transactions Associated with the 2018 Notes
In connection with the issuance of the 2018 Notes, we entered into privately-negotiated convertible note hedge, capped call and separate warrant transactions (the “Existing Call Spread”). These transactions were accounted for as equity instruments at issuance. The cap price of the capped call transactions and the strike price of the warrant transactions was initially $84.96 per share. In connection with the partial extinguishment of the 2018 Notes, we entered into transactions with financial institutions to terminate a portion of the Existing Call Spread (the “Partial Unwind Transactions”). On the payment date, the number of warrants as a result of the Partial Unwind Transactions was reduced to 0.77 shares of common stock, which represents the number of shares of our common stock underlying the 2018 Notes after the partial extinguishment of debt.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the 2018 Notes outstanding six months prior to the maturity date of the 2018 Notes and when holders of the 2018 Notes have the option to require us to repurchase the 2018 Notes, a maximum leverage ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0. The required leverage ratio can be relaxed on up to two occasions, upon notification to the lenders, to 3.75 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100.0 or greater. The SSRCF contains a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At June 30, 2018, we were in compliance with all covenants.
We recorded $2.5 in deferred debt issuance costs associated with the SSRCF, which are being amortized over the five-year term of the SSRCF. At June 30, 2018, unamortized debt issuance costs associated with the SSRCF were $2.2. For both the three months ended June 30, 2018 and 2017, deferred financing fees amortization was $0.2. For both the six months ended June 30, 2018 and 2017, deferred financing fees amortization was $0.3.
As of June 30, 2018, there was $238.0 in borrowings outstanding under the SSRCF (“SSRCF Borrowings”) bearing interest at 4.25%, $6.0 in swingline loans outstanding under the SSRCF bearing interest at 6.25%, and $48.8 in letters of credit issued and bank guarantees supported by the SSRCF. At June 30, 2018, the SSRCF had availability of $157.2. For the three and six months ended June 30, 2018, interest expense related to the SSRCF Borrowings and swingline loans outstanding was $2.6 and $5.1, respectively. The obligations under the SSRCF are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of Chart and our U.S. subsidiaries and 65% of the capital stock of our material non-U.S. subsidiaries (as defined by the SSRCF) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7.6) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC or Chengdu under the China Facilities are guaranteed by the Company. At June 30, 2018, there was 40.0 million Chinese yuan (equivalent to $6.0) outstanding under this facility, bearing interest at 5.00%. CCESC had 1.3 million Chinese yuan (equivalent to $0.2), in bank guarantees.
Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintains an unsecured credit facility whereby CCDEC may borrow up to 75.0 million Chinese yuan (equivalent to $11.3) for working capital purposes. This facility is effective until August 6, 2018. At June 30, 2018, there were no borrowings outstanding under this facility.
CCESC has a term loan that is secured by certain CCESC land use rights and allows for up to 86.6 million Chinese yuan (equivalent to $13.1) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At June 30, 2018, there was 26.6 million Chinese yuan (equivalent to $4.1) outstanding on this loan, bearing interest at 5.39%.
Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 125.0 million Czech koruna (equivalent to $5.6) and two secured credit facilities with capacity of up to 6.5 million euros (equivalent to $7.6). All three facilities (the “Ferox Credit Facilities”) allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under two of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit, and under one facility, Ferox must pay the letter of credit and guarantee fees equal to 0.50%. Ferox’s land, buildings, and cash collateral secure the credit facilities. At June 30, 2018 there were bank guarantees of 172.6 million Czech koruna (equivalent to $7.7) supported by the Ferox Credit Facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of June 30, 2018.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

Letters of Credit
Chart Energy & Chemicals, Inc. (“Chart E&C”), a wholly-owned subsidiary of the Company, had $1.0 in deposits in a bank outside of the SSRCF to secure letters of credit. The deposits are treated as restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheets ($1.0 in other assets at June 30, 2018 and $5.4 in other current assets and $1.0 in other assets at December 31, 2017).
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 122% and 105% of their par value as of June 30, 2018 and December 31, 2017, respectively. The fair value of the 2018 Notes was approximately 101% and 99% of their par value as of June 30, 2018 and December 31, 2017, respectively. The 2024 Notes and 2018 Notes are actively quoted instruments and, accordingly, the fair values of the 2024 Notes and 2018 Notes were determined using Level 1 inputs as defined in Note 8, “Fair Value Measurements.”
NOTE 6 — Product Warranties
We provide product warranties with varying terms and durations for the majority of our products. We estimate our warranty reserve by considering historical and projected warranty claims, historical and projected cost-per-claim, and knowledge of specific product issues that are outside our typical experience. We record warranty expense in cost of sales in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. Product warranty claims not expected to occur within one year are included as part of other long-term liabilities in the unaudited condensed consolidated balance sheets.
The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2017	$16.7
Issued – warranty expense	3.5
Change in estimates	(1.0)
Warranty usage	(5.4)
Balance at June 30, 2018	$13.8
During the three months ended June 30, 2018, we established a reserve for $3.8 related to a recall notice issued for certain aluminum cryobiological tanks (in the BioMedical segment) manufactured in our New Prague, Minnesota facility during a limited time period. See Note 13, “Commitments and Contingencies” for additional information.
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
Additional information related to the Skaff acquisition has not been presented because the impact on our consolidated results of operations and financial position is not material.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

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
The acquisition consideration allocation below is preliminary, pending completion of the fair value analyses of acquired assets and liabilities, primarily deferred tax liabilities and related accounts. The excess of the acquisition consideration over the estimated fair values of the acquired assets and assumed liabilities is assigned to goodwill. As additional information becomes available, we may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which shall not exceed twelve months from the closing of the acquisition. Such revisions or changes may be material. There was no change in the preliminary purchase price allocation during the six months ended June 30, 2018 from the amounts reported in our December 31, 2017 Annual Report on Form 10-K.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

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
During the three and six months ended June 30, 2018, net sales attributed to the acquired Hudson operations was $47.5 and $90.8, respectively. For the three and six months ended June 30, 2018, Hudson contributed $6.1 and $10.3 to operating income, which included $3.0 and $6.0 of intangible asset amortization expense, respectively.
Supplemental Pro Forma Information
The following supplemental pro forma financial information is based on our historical consolidated financial statements and Hudson’s historical consolidated financial statements as adjusted to give effect to the September 20, 2017 acquisition of Hudson. The supplemental pro forma financial information for the periods presented assumes that we owned Hudson for the full 2017 fiscal year.
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
The following table presents pro forma sales, net income attributable to the Company, and net income attributable to the Company per common share data assuming Hudson was acquired before the beginning of the 2017 fiscal year, and assuming effective tax rates of 35%:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Pro forma sales	$289.8	$541.7
Pro forma net income attributable to Chart Industries, Inc.	4.1	1.4

Pro forma net income attributable to Chart Industries, Inc. per common share, basic	$0.14	$0.05
Pro forma net income attributable to Chart Industries, Inc. per common share, diluted	$0.14	$0.05
VCT Vogel GmbH Acquisition
On August 31, 2017, Chart Germany GmbH, a wholly-owned subsidiary of the Company, acquired 100% of the equity interests of VCT Vogel GmbH (“VCT”) for a total purchase price of 3.6 million euros (equivalent to $4.2). VCT, located in Gablingen, Germany, services and repairs cryogenic and other mobile gas tank equipment and trucks. VCT also designs,

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

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
Additional information related to the Hetsco, Inc. acquisition has not been presented because the impact on our consolidated results of operations and financial position is not material.
Contingent Consideration
The estimated fair value of contingent consideration relating to the 2015 D&S Thermax acquisition was $1.8 at the date of acquisition and was valued according to a discounted cash flow approach, which includes assumptions regarding the probability of achieving certain earnings targets and a discount rate applied to the potential payments. Potential payments may be paid before July 1, 2019 based on the attainment of certain earnings targets. The potential payments related to Thermax contingent consideration are between $0.0 and $11.3.
Valuations are performed using Level 3 inputs as defined in Note 8, “Fair Value Measurements” and are evaluated on a quarterly basis based on forecasted sales and earnings targets. Contingent consideration liabilities are classified as other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets. Changes in fair value of contingent consideration, including accretion, are recorded as selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. The fair value of contingent consideration liabilities was insignificant at both June 30, 2018 and December 31, 2017.
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
NOTE 9 — Accumulated Other Comprehensive Loss
The following tables represent changes in accumulated other comprehensive loss by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at March 31, 2018	$14.3	$(10.0)	$4.3
Other comprehensive loss	(21.5)	—	(21.5)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.1	0.1
Net current-period other comprehensive (loss) income, net of taxes	(21.5)	0.1	(21.4)
Balance at June 30, 2018	$(7.2)	$(9.9)	$(17.1)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at March 31, 2017	$(22.2)	$(10.3)	$(32.5)
Other comprehensive income	11.4	—	11.4
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.2	0.2
Net current-period other comprehensive income, net of taxes	11.4	0.2	11.6
Balance at June 30, 2017	$(10.8)	$(10.1)	$(20.9)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2017	$2.2	$(10.3)	$(8.1)
Other comprehensive loss	(9.4)	—	(9.4)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.4	0.4
Net current-period other comprehensive (loss) income, net of taxes	(9.4)	0.4	(9.0)
Balance at June 30, 2018	$(7.2)	$(9.9)	$(17.1)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2016	$(24.7)	$(10.5)	$(35.2)
Other comprehensive income	13.9	—	13.9
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.4	0.4
Net current-period other comprehensive income, net of taxes	13.9	0.4	14.3
Balance at June 30, 2017	$(10.8)	$(10.1)	$(20.9)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 10 — Earnings Per Share
The following table presents calculations of net income (loss) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to Chart Industries, Inc.	$12.3	$2.8	$18.1	$(0.1)
Net income (loss) attributable to Chart Industries, Inc. per common share:
Basic	$0.40	$0.09	$0.59	$—
Diluted (1)	$0.38	$0.09	$0.57	$—

Weighted average number of common shares outstanding — basic	30.95	30.73	30.93	30.71
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.84	0.55	0.81	—
Incremental shares issuable due to dilutive effect of the 2024 Notes	0.29	—	—	—
Weighted average number of common shares outstanding — diluted	32.08	31.28	31.74	30.71
 _______________

(1)	Zero incremental shares from share-based awards are included in the computation of diluted net loss per share for periods in which a net loss occurs because to do so would be anti-dilutive.
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Share-based awards	0.26	0.69	0.27	1.74
Convertible note hedge (1)	0.29	—	—	—
Warrants	5.18	3.37	5.18	3.37
Total anti-dilutive securities	5.73	4.06	5.45	5.11
 _______________

(1)
The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. For further information, refer to Note 5, “Debt and Credit Arrangements.”

NOTE 11 — Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, requires a current inclusion in U.S. federal taxable income of certain earnings of foreign corporations, and creates a new limitation on deductible interest expense. Consequently, we recorded a provisional $22.5 net favorable tax benefit during the fourth quarter of 2017 related to the Tax Act. This benefit mainly consisted of a one-time, provisional benefit of $26.9 related to the remeasurement of certain of our deferred tax liabilities using the lower U.S. federal corporate tax rate of 21%. This was partially offset by (i) a one-time, provisional charge of $8.7 related to the deemed repatriation transition tax, which is a tax on previously untaxed accumulated earnings and profits of certain of our foreign subsidiaries, and (ii) a one-time tax provisional expense and tax benefit of $4.5 and $8.7, respectively, related to our intent to amend pre-acquisition Hudson U.S. federal tax returns before the end of 2018.
As we complete our analysis of the Tax Act, further collect and analyze data, interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

As of June 30, 2018, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.
Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:
Reduction of U.S. federal corporate tax rate: The Tax Act reduces the U.S. federal corporate tax rate to 21% effective January 1, 2018. For certain of our deferred tax liabilities, we have recorded a provisional decrease of $26.9, with a corresponding adjustment to deferred income tax benefit of $26.9 for the year ended December 31, 2017. No further changes have been made to the provisional amount during the three and six months ended June 30, 2018. While we are able to make a reasonable estimate of the impact of the reduction in the U.S. federal corporate tax rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on total post-1986 earnings and profits (E&P) of certain of our foreign subsidiaries. We were able to make a reasonable estimate of the Transition Tax and recorded (i) a one-time, provisional charge of $8.7 related to the deemed repatriation transition tax, and (ii) a one-time provisional tax expense and tax benefit of $4.5 and $8.7, respectively, related to our intent to amend pre-acquisition Hudson U.S. federal tax returns before the end of 2018. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Furthermore, the Transition Tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. During the three months ended June 30, 2018, no additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the Transition Tax, or any additional outside basis difference inherent in these entities since these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the Transition Tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time Transition Tax) is not practicable.
Global Intangible Low Taxed Income (GILTI), Foreign Derived Intangible Income (FDII), Base Erosion and Anti-Abuse Tax (BEAT), and IRC Section 163(j) interest limitation (Interest Limitation):  For our calendar year beginning in 2018, we are subject to several provisions of the Tax Act including computations under GILTI, FDII, BEAT and the Interest Limitation rules.  We were able to make a reasonable estimate of the impact of each provision of the Tax Act on our effective tax rate for the three and six months ended June 30, 2018. For the GILTI and FDII computations, we recorded a provisional estimate in our effective tax rate for the three and six months ended June 30, 2018.  For the BEAT and Interest Limitation computations, we have not recorded a provisional estimate in our effective tax rate for the three and six months ended June 30, 2018 because we currently estimate that these provisions of the Tax Act will not apply in 2018. We will continue to refine our provisional estimates for our computations of the GILTI, FDII, BEAT and Interest Limitation rules as we gather additional information.
Valuation allowances: We must assess whether our valuation allowance analyses are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, GILTI inclusions, new categories of foreign tax credits). The GILTI provisions require us in our U.S. income tax return, to include foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We are evaluating if we will be subject to incremental U.S. tax on GILTI income in 2018, due to expense allocations required by the U.S. foreign tax credit rules. We have provisionally elected to account for GILTI tax in the period in which it is incurred, and therefore, we have not provided any provisional deferred tax impacts of GILTI in our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018. Since, as discussed herein, we have recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional.
Income tax expense of $5.0 and $2.2 for the three months ended June 30, 2018 and 2017, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 27.6% and 39.8%, respectively. Income tax expense of $7.3 and $0.4 in the six months ended June 30, 2018 and 2017, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 27.3% and 53.6%, respectively. The effective income tax rate of 27.6% and 27.3% for the three and six months ended June 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to the effect of income earned by certain of our foreign entities being taxed at higher rates than the federal statutory rate as well as losses incurred by certain of our Chinese operations for which no benefit was recorded.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

The effective income tax rate of 39.8% for the three months ended June 30, 2017 was higher than the U.S. federal statutory rate of 35% primarily due to losses incurred by certain of our Chinese operations for which no tax benefit was recorded, partially offset by the effect of income earned by certain of our international entities operating in lower taxed jurisdictions.
The effective income tax rate of 53.6% for the six months ended June 30, 2017 was higher than the U.S. federal statutory rate of 35% primarily due to losses incurred by certain of our Chinese operations for which no tax benefit was recorded, partially offset by foreign exchange losses realized upon the receipt of previously taxed income, and the effect of income earned by certain of our international entities operating in lower taxed jurisdictions.
As of June 30, 2018 and December 31, 2017, we had a liability for gross unrecognized tax benefits of $1.1 and $0.8, respectively. This amount includes $1.0 and $0.6 of unrecognized tax benefits as of June 30, 2018 and December 31, 2017, respectively, which, if ultimately recognized, would reduce our annual effective income tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. We accrued approximately $0.2 and $0.1 for the payment of interest and penalties as of June 30, 2018 and December 31, 2017, respectively.
NOTE 12 — Share-based Compensation
During the six months ended June 30, 2018, we granted 0.20 stock options and 0.10 restricted stock units, 0.02 shares of restricted stock, and 0.02 performance units. The total fair value of awards granted to employees during the six months ended June 30, 2018 was $12.1. In addition, non-employee directors received stock awards with a fair value of $0.4. During the six months ended June 30, 2018, participants in our stock option plans exercised options to purchase 0.06 shares of our common stock, while 0.15 stock options were forfeited.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the six months ended June 30, 2018, 0.14 shares of restricted stock and restricted stock units vested while 0.05 restricted stock units and 0.04 performance units were forfeited.
Share-based compensation expense was $0.2 and $1.7 for the three months ended June 30, 2018 and 2017, respectively. Share-based compensation expense was $3.4 and $8.0 for the six months ended June 30, 2018 and 2017, respectively. Share-based compensation expense for the quarter and year includes a $1.8 credit due to forfeitures related to the departure of our former Chief Executive Officer (“CEO”) on June 11, 2018. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. As of June 30, 2018, total share-based compensation of $8.9 is expected to be recognized over the weighted-average period of approximately 2.5 years.
NOTE 13 — Commitments and Contingencies
Aluminum Cryobiological Tank Recall
In April 2018, we received several customer inquiries regarding the performance of certain aluminum cryobiological tanks (in the BioMedical segment) manufactured at our New Prague, Minnesota facility. An investigation has determined that certain aluminum tanks manufactured at the facility during a limited certain period should be repaired or replaced.  As such, on April 23, 2018, we issued a recall notice for the impacted product lines.  Our BioMedical segment recorded an expense of $3.8 to cost of goods sold during the second quarter of 2018 related to the estimated costs of the recall. The remaining liability is included in other current liabilities in the June 30, 2018 unaudited condensed consolidated balance sheet.  This estimated reserve is subject to adjustment to the extent additional developments arise in connection with this matter.
The following table represents the establishment of and changes in the aluminum cryobiological tank recall reserve:

Recall reserve - established April 2018	$3.8
Reserve usage	(1.9)
Balance at June 30, 2018	$1.9
Stainless Steel Cryobiological Tank Legal Proceedings
During the three months ended June 30, 2018, Chart was named in lawsuits (including a purported class action lawsuit filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California.  No monetary damages related to the alleged failure have been specified or communicated to Chart at this point, and

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

we are evaluating the merits of such claims in light of the limited information available to date regarding use, maintenance and operation of the tank which has been out of our custody for the past six years when it was sold to the Pacific Fertility Center through an independent distributor.  Accordingly, an accrual related to any damages that may result from the lawsuits has not been recorded because a potential loss is not currently probable or estimable.
We plan to assert various defenses against the claims in the lawsuits, including a defense that since manufacture, we were not in any way involved with the installation, ongoing maintenance or monitoring of the tank or related fertility center cryogenic systems at any time since the initial delivery of the tank.
Aluminum Cryobiological Tank Legal Proceeding
Chart has been named in purported class action lawsuits filed in the Ontario Superior Court of Justice against the Company and other defendants with respect to the alleged failure of an aluminum cryobiological storage tank (model FNL XC 47/11-6 W/11) at The Toronto Institute for Reproductive Medicine in Etobicoke, Ontario.  We have confirmed that the tank in question was part of the aluminum cryobiological tank recall commenced on April 23, 2018. We are currently evaluating the merits of the claims. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable or estimable.
NOTE 14 — Restructuring Activities
Earlier this year, we implemented certain cost reduction or avoidance actions, primarily related to departmental restructuring, including headcount reductions resulting in associated severance costs. We currently do not expect any significant severance or restructuring charges during the remainder of 2018, although, we are closely monitoring our end markets and order rates and will continue to take appropriate and timely actions as necessary.
During 2017, we implemented a number of cost reduction or avoidance actions, including headcount reductions and facility closures and relocations primarily relating to the consolidation of certain of our facilities in China, the Buffalo BioMedical respiratory consolidation, and relocation of the corporate headquarters. The Buffalo BioMedical respiratory facility consolidation into Ball Ground, Georgia, was completed during the first quarter of 2017, and the reduction in force was completed in the third quarter of 2017. The E&C Wuxi, China facility consolidation was completed during the second quarter of 2017, and the D&S China facility consolidation was substantially completed during the fourth quarter of 2017. Our corporate headquarters move from Garfield Heights, Ohio to Ball Ground, Georgia (which was officially effective October 26, 2017) was substantially completed at the end of 2017, and our Garfield Heights lease commitment ended on December 31, 2017.
The following table is a summary of the severance and other restructuring costs, which included employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Severance:
Cost of sales	$—	$0.1	$0.1	$0.7
Selling, general, and administrative expenses	0.2	1.1	0.7	1.8
Total severance costs	0.2	1.2	0.8	2.5
Other restructuring:
Cost of sales	0.4	2.0	0.6	3.8
Selling, general, and administrative expenses	—	1.8	0.1	3.3
Total other restructuring costs	0.4	3.8	0.7	7.1

Total restructuring costs	$0.6	$5.0	$1.5	$9.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

The following tables summarize our restructuring activities for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of March 31, 2018	$0.2	$0.1	$0.2	$1.4	$1.9
Restructuring costs	0.2	0.3	—	0.1	0.6
Cash payments	(0.4)	(0.3)	—	(1.5)	(2.2)
Balance as of June 30, 2018	$—	$0.1	$0.2	$—	$0.3

	Three Months Ended June 30, 2017
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of March 31, 2017	$—	$2.3	$1.4	$2.9	$6.6
Restructuring costs	1.6	0.3	1.4	1.7	5.0
Cash payments	(1.6)	(0.7)	(2.0)	(3.1)	(7.4)
Balance as of June 30, 2017	$—	$1.9	$0.8	$1.5	$4.2

	Six Months Ended June 30, 2018
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of December 31, 2017	$0.2	$1.2	$0.3	$1.1	$2.8
Restructuring costs	0.4	0.5	—	0.6	1.5
Cash payments	(0.6)	(0.9)	(0.1)	(1.7)	(3.3)
Change in estimates	—	(0.7)	—	—	(0.7)
Balance as of June 30, 2018	$—	$0.1	$0.2	$—	$0.3

	Six Months Ended June 30, 2017
	Energy & Chemicals	Distribution & Storage	BioMedical	Corporate	Total
Balance as of December 31, 2016	$0.1	$2.9	$1.3	$3.0	$7.3
Restructuring charges	2.1	0.4	4.0	3.1	9.6
Cash payments and other	(2.2)	(1.4)	(4.5)	(4.6)	(12.7)
Balance as of June 30, 2017	$—	$1.9	$0.8	$1.5	$4.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2018
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
The following table represents information for our reportable segments and our corporate function:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales
Energy & Chemicals (1)	$100.8	$40.0	$190.7	$79.9
Distribution & Storage	157.4	137.6	293.5	250.8
BioMedical	62.0	60.6	116.7	111.6
Intersegment eliminations	(0.3)	—	(1.3)	—
Consolidated	$319.9	$238.2	$599.6	$442.3
Operating Income (Loss) (2)
Energy & Chemicals (1)	$5.9	$(2.5)	$8.7	$(2.7)
Distribution & Storage	24.8	16.6	42.9	28.2
BioMedical (3)	8.5	9.8	18.0	14.8
Corporate (4) (5)	(15.7)	(14.0)	(29.2)	(30.1)
Consolidated	$23.5	$9.9	$40.4	$10.2
 _______________

(1)	Hudson, included in the E&C segment results since the acquisition date, September 20, 2017, added net sales and operating income of:

•	$47.5 and $6.1 for the three months ended June 30, 2018, respectively, and

•	$90.8 and $10.3 for the six months ended June 30, 2018, respectively.

(2)	Includes restructuring costs of:

•	$0.6 and $5.0 for the three months ended June 30, 2018 and 2017 respectively, and

•	$1.5 and $9.6 for the six months ended June 30, 2018 and 2017 respectively.

(3)	Includes an expense of $3.8 recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the three and six months ended June 30, 2018.

(4)	Includes transaction-related costs of:

•	$0.8 and $1.0 for the three months ended June 30, 2018 and 2017, respectively, and

•	$2.1 and $1.1 for the six months ended June 30, 2018 and 2017, respectively.

(5)
Includes net severance costs of $1.4 related to the departure of our former CEO on June 11, 2018, which includes $3.2 in payroll severance costs partially offset by a $1.8 credit due to related share-based compensation forfeitures for the three and six months ended June 30, 2018.

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
Second Quarter 2018 Highlights
Second quarter 2018 orders of $360.3 million sequentially increased 12.2% over the first quarter of 2018, and increased 42.6% compared to the second quarter of 2017 (6.0% organically) with each segments’ orders increasing both sequentially and year-over-year. The second quarter of 2018 continued to reflect the strong demand seen in 2017 for natural gas in both petrochemical and LNG export projects. Included in our second quarter of 2018 orders was a $28 million order in our Energy & Chemicals (“E&C”) segment for Hudson Products air cooled heat exchangers on a large LNG project, as well as a $13 million order for equipment for a natural gas liquids fractionation project.  A portion of the orders will ship in 2018, and the remainder are expected to ship in 2019.
Second quarter 2018 sales of $319.9 million increased 34.3% from the second quarter of 2017 (14.4% organically). All three segments’ sales increased over the prior year’s quarter. Our E&C segment’s Hudson acquisition added $47.5 million in incremental sales during the second quarter of 2018 with Distribution & Storage (“D&S”) and BioMedical sales increasing 14.4% and 2.3%, respectively. Sequential to the first quarter of 2018, sales were up 14.4%, driven by strength in LNG vehicle tanks in our D&S segment and air cooled heat exchangers for natural gas processing within our E&C segment. Second quarter 2018 gross margin as a percent of sales of 26.4% decreased sequentially from the first quarter of 2018 gross margin as a percent of sales of 27.6%, and from 26.5% in the second quarter of 2017. The decrease was mainly due to an expense of $3.8 million recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the second quarter of 2018, which negatively impacted our consolidated gross margin as a percent of consolidated sales by 1.2 percentage points. Refer to the Outlook section below for further information regarding the aluminum cryobiological tank recall.
Outlook
Our 2018 full year outlook reflects continued tempered energy prices related to core LNG E&C business, year-to-date order growth in our segments and the impact of both 2017 and current year acquisitions (Hetsco, Inc., Hudson, VCT and Skaff).  We continue to anticipate that the forecasted global supply/demand LNG gas balance will be reached in 2022-2023, thereby driving LNG export facility orders in late 2018 / early 2019. A majority of upcoming projects for U.S. LNG export have transitioned from utilizing traditional single train baseload plants to multi-train mid-scale projects, with a modular approach to achieve baseload capacities. This is important to us because multi-train mid-scale projects, such as the recently announced Driftwood LNG project, may use Chart’s patented IPSMR® technology as well as our brazed aluminum heat exchangers and cold boxes as the main liquefaction heat exchanger technology.
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
We expect the recent restructuring actions, substantially completed in 2017, to result in improvements to our gross margins and selling, general and administrative expenses (“SG&A expenses”), with a combined projected annualized run rate savings of $15 million beginning with the first full year of savings in 2018. We currently do not expect any significant severance or restructuring charges during the remainder of 2018, although, we are closely monitoring our end markets and order rates and will continue to take appropriate and timely actions as necessary.
As previously disclosed, we are conducting a strategic review of the oxygen-related product lines within our BioMedical segment, including an evaluation of a possible divestiture of the businesses.  We are excluding from the review those portions of the BioMedical segment that utilize and align with our cryogenic technological expertise (Cryobiological).  The asset group does not meet the criteria to be held for sale, and therefore continues to be accounted and reported for as assets to be held and used.  There can be no assurance that this evaluation will result in any transaction being announced or consummated.  We will not disclose further developments during this process until our Board of Directors has approved a specific action or we have determined that further disclosure is appropriate.

As discussed in Note 13, “Commitments and Contingencies” located elsewhere in this report, in April 2018, we received several customer inquiries regarding the performance of certain aluminum cryobiological tanks (in the BioMedical segment) manufactured at our New Prague, Minnesota facility. An investigation has determined that certain aluminum cryobiological tanks manufactured at the facility during a limited certain period should be repaired or replaced.  As such, on April 23, 2018, we issued a recall notice for the impacted product lines.  During the second quarter of 2018, we recorded an expense of $3.8 million recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall, which impacted our BioMedical segment. The remaining liability is included in other current liabilities in the June 30, 2018 unaudited condensed consolidated balance sheet. This estimated reserve is subject to adjustment to the extent additional developments arise in connection with this matter.

Consolidated Results for the Three Months Ended June 30, 2018 and 2017, and March 31, 2018
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended June 30, 2018 and 2017 and March 31, 2018 (dollars in millions). Financial data for the three months ended March 31, 2018 has been included to provide additional information regarding our business trends on a sequential quarter basis.
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Quarter		Current Quarter vs. Prior Sequential Quarter
	June 30, 2018	June 30, 2017	March 31, 2018	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Energy & Chemicals	$100.8	$40.0	$89.9	$60.8	152.0%	$10.9	12.1%
Distribution & Storage	157.4	137.6	136.1	19.8	14.4%	21.3	15.7%
BioMedical	62.0	60.6	54.7	1.4	2.3%	7.3	13.3%
Intersegment eliminations	(0.3)	—	(1.0)	(0.3)		0.7
Consolidated	$319.9	$238.2	$279.7	$81.7	34.3%	$40.2	14.4%
Gross Profit
Energy & Chemicals	$21.3	$5.4	$19.4	$15.9	297.1%	$1.9	9.8%
Distribution & Storage	44.6	35.3	37.5	9.3	26.3%	7.1	18.9%
BioMedical	18.6	22.5	20.2	(3.9)	(17.3)%	(1.6)	(7.9)%
Consolidated	$84.5	$63.2	$77.1	$21.3	33.7%	$7.4	9.6%
Gross Profit Margin
Energy & Chemicals	21.1%	13.3%	21.6%
Distribution & Storage	28.3%	25.7%	27.6%
BioMedical	30.0%	37.2%	36.9%
Consolidated	26.4%	26.5%	27.6%
SG&A Expenses
Energy & Chemicals	$11.7	$7.4	$12.7	$4.3	58.1%	$(1.0)	(7.9)%
Distribution & Storage	18.4	16.9	17.8	1.5	8.9%	0.6	3.4%
BioMedical	9.5	11.9	10.1	(2.4)	(20.2)%	(0.6)	(5.9)%
Corporate	15.7	14.0	13.5	1.7	12.1%	2.2	16.3%
Consolidated	$55.3	$50.2	$54.1	$5.1	10.2%	$1.2	2.2%
SG&A Expenses (% of Sales)
Energy & Chemicals	11.6%	18.5%	14.1%
Distribution & Storage	11.7%	12.3%	13.1%
BioMedical	15.3%	19.6%	18.5%
Consolidated	17.3%	21.1%	19.3%
Operating Income (Loss) (1)
Energy & Chemicals	$5.9	$(2.5)	$2.8	$8.4	100.0%	$3.1	110.7%
Distribution & Storage	24.8	16.6	18.1	8.2	49.4%	6.7	37.0%
BioMedical (2)	8.5	9.8	9.5	(1.3)	(13.3)%	(1.0)	(10.5)%
Corporate (3) (4)	(15.7)	(14.0)	(13.5)	(1.7)	12.1%	(2.2)	16.3%
Consolidated	$23.5	$9.9	$16.9	$13.6	137.4%	$6.6	39.1%
Operating Margin (Loss)
Energy & Chemicals	5.9%	(6.4)%	3.1%
Distribution & Storage	15.8%	12.1%	13.3%
BioMedical	13.7%	16.2%	17.4%
Consolidated	7.3%	4.2%	6.0%
_______________
(1) Restructuring costs for the three months ended:

•	June 30, 2018 were $0.6 million ($0.2 million – E&C, $0.3 million – D&S, and $0.1 million – Corporate).

•	June 30, 2017 were $5.0 million ($1.6 million – E&C, $0.3 million – D&S, $1.4 million – BioMedical, and $1.7 million – Corporate).

•	March 31, 2018 were $0.9 million ($0.2 million – E&C, $0.2 million – D&S, and $0.5 million – Corporate).

(2)	Includes an expense of $3.8 million recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the three months ended June 30, 2018.

(3)	Includes transaction-related costs of $0.8 million, $1.0 million and $1.3 million for the three months ended June 30, 2018, June 30, 2017, and March 31, 2018, respectively.

(4)
Includes net severance costs of $1.4 million related to the departure of our former Chief Executive Officer (“CEO”) on June 11, 2018, which includes $3.2 million in payroll severance costs partially offset by a $1.8 million credit due to related share-based compensation forfeitures for the three months ended June 30, 2018.

Results of Operations for the Three Months Ended June 30, 2018 and 2017, and March 31, 2018
Sales for the second quarter of 2018 compared to the same quarter in 2017 increased $81.7 million, from $238.2 million to $319.9 million, or 34.3%, with increases across all segments. The largest increases were in E&C, $60.8 million or 152.0%, and D&S, $19.8 million or 14.4%. Hudson, included in the E&C segment results since the acquisition date, September 20, 2017, added net sales of $47.5 million during the three months ended June 30, 2018. D&S saw improvement in the U.S. and Europe during the three months ended June 30, 2018 as compared to the same quarter in 2017, with the largest increase in the U.S., driven by stronger packaged gas-related sales. Sequentially over the first quarter of 2018, overall sales increased $40.2 million, with increases across all segments, driven by an exceptionally strong second quarter, primarily within our E&C and D&S segments.
Gross profit increased during the second quarter of 2018 compared to the second quarter of 2017 by $21.3 million. The increase is primarily due to $13.7 million in gross profit added from the Hudson acquisition within our E&C segment. Gross profit further increased as a result of higher volume in our D&S segment. Sequentially over the first quarter of 2018, the increase in gross profit of $7.4 million, or 9.6%, was mainly driven by favorable product mix on higher volume within our D&S segment and project mix in our E&C segment. Second quarter 2018 gross margin as a percent of sales of 26.4% decreased sequentially from the first quarter of 2018 gross margin as a percent of sales of 27.6%, and decreased from 26.5% in the second quarter of 2017 mainly as the result of an expense of $3.8 million recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the second quarter 2018, which negatively impacted consolidated gross margin as a percent of consolidated sales by 1.2 percentage points.
SG&A expenses increased by $5.1 million, or 10.2%, during the second quarter of 2018 compared to the second quarter of 2017. Hudson added $4.5 million in incremental SG&A during the three months ended June 30, 2018. Sequentially over the first quarter of 2018, SG&A expenses increased by $1.2 million, which was primarily driven by Corporate net severance costs of $1.4 million related to the departure of our former CEO on June 11, 2018, which includes $3.2 million in payroll severance costs partially offset by a $1.8 million credit due to related share-based compensation forfeitures.
Restructuring costs were $0.6 million in the second quarter of 2018 and were recorded in cost of goods sold ($0.4 million) and SG&A ($0.2 million), which were related to certain cost reduction or avoidance actions, primarily related to departmental restructuring, including headcount reductions resulting in associated severance costs. Restructuring costs were $5.0 million in the second quarter of 2017 and were recorded in cost of goods sold ($2.1 million) and SG&A ($2.9 million), which were related to the completion of the Buffalo, New York respiratory facility consolidation, costs to relocate the corporate office from Garfield Heights, Ohio to Ball Ground, Georgia and consolidation of certain facilities in China.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended June 30, 2018 and 2017 was $6.2 million and $3.8 million, respectively. Interest expense for the three months ended June 30, 2018 included $0.3 million of 2.0% cash interest, $0.7 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2018, $0.7 million of 1.0% cash interest and $1.8 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2024, and $2.6 million in interest related to borrowings on our senior secured revolving credit facility. For the three months ended June 30, 2018 and 2017, financing costs amortization was $0.4 million for both periods.
Foreign currency (gain) loss
For the three months ended June 30, 2018, foreign currency gains were $1.2 million while foreign currency losses were $0.2 million for the three months ended June 30, 2017. Gains increased by $1.4 million during the three months ended June 30, 2018 due to exchange rate volatility, especially with respect to the euro and Chinese yuan.

Income Tax Expense
Income tax expense of $5.0 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 27.6% and 39.8%, respectively. The effective income tax rate of 27.6% for the second quarter of 2018 was higher than the U.S. federal statutory rate of 21% primarily due to losses incurred by certain of our Chinese operations for which no benefit was recorded and the effect of income earned by certain of our international entities operating in higher taxed jurisdictions.
The effective income tax rate of 39.8% for the three months ended June 30, 2017 differed from the U.S. federal statutory rate of 35% primarily due to foreign exchange losses realized upon the receipt of previously taxed income and treated as a discrete item for the quarter offset by losses incurred by certain of our Chinese operations for which no benefit was recorded and the effect of income earned by certain of our international entities operating in lower taxed jurisdictions.
Net Income
As a result of the foregoing, net income attributable to the Company for the three months ended June 30, 2018 and 2017 was $12.3 million and $2.8 million, respectively.

Consolidated Results for the Six Months Ended June 30, 2018 and 2017
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the six months ended June 30, 2018 and 2017 (dollars in millions):
Selected Financial Information

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2018	June 30, 2017	Variance ($)	Variance (%)
Sales
Energy & Chemicals	$190.7	$79.9	$110.8	138.7%
Distribution & Storage	293.5	250.8	42.7	17.0%
BioMedical	116.7	111.6	5.1	4.6%
Intersegment Eliminations	(1.3)	—	(1.3)
Consolidated	$599.6	$442.3	$157.3	35.6%
Gross Profit
Energy & Chemicals	$40.7	$13.8	$26.9	195.6%
Distribution & Storage	82.1	65.9	16.2	24.6%
BioMedical	38.8	39.2	(0.4)	(1.0)%
Consolidated	$161.6	$118.9	$42.7	35.9%
Gross Profit Margin
Energy & Chemicals	21.3%	17.2%	4.1%
Distribution & Storage	28.0%	26.3%	1.7%
BioMedical	33.2%	35.2%	(1.9)%
Consolidated	27.0%	26.9%	0.1%
SG&A Expenses
Energy & Chemicals	$24.4	$15.2	$9.2	60.5%
Distribution & Storage	36.2	34.7	1.5	4.3%
BioMedical	19.6	22.7	(3.1)	(13.7)%
Corporate	29.2	30.0	(0.8)	(2.7)%
Consolidated	$109.4	$102.6	$6.8	6.6%
SG&A Expenses (% of Sales)
Energy & Chemicals	12.8%	19.0%
Distribution & Storage	12.3%	13.8%
BioMedical	16.8%	20.3%
Consolidated	18.2%	23.2%
Operating Income (Loss) (1)
Energy & Chemicals	$8.7	$(2.7)	$11.4	100.0%
Distribution & Storage	42.9	28.2	14.7	52.2%
BioMedical (2)	18.0	14.8	3.2	21.6%
Corporate (3) (4)	(29.2)	(30.1)	0.9	(3.0)%
Consolidated	$40.4	$10.2	$30.2	296.1%
Operating Margin (Loss)
Energy & Chemicals	4.6%	(3.4)%
Distribution & Storage	14.6%	11.2%
BioMedical	15.4%	13.3%
Consolidated	6.7%	2.3%
_______________
(1) Restructuring costs for the six months ended:

•	June 30, 2018 were $1.5 million, ($0.4 million – E&C, $0.5 million – D&S, and $0.6 million – Corporate).

•	June 30, 2017 were $9.6 million ($2.1 million – E&C, $0.4 million – D&S, $4.0 million BioMedical, and $3.1 million – Corporate).

(2)	Includes an expense of $3.8 million recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the six months ended June 30, 2018.

(3)	Includes transaction-related costs of $2.1 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

(4)
Includes net severance costs of $1.4 million related to the departure of our former CEO on June 11, 2018, which includes $3.2 million in payroll severance costs partially offset by a $1.8 million credit due to related share-based compensation forfeitures for the six months ended June 30, 2018.

Results of Operations for the Six Months Ended June 30, 2018 and 2017
Sales in the six months ended June 30, 2018 increased compared to the six months ended June 30, 2017. Our E&C segment’s Hudson acquisition added $90.8 million in incremental sales during the six months ended June 30, 2018. The increase was further driven by stronger sales in D&S, which had double digit growth in all regions.
Gross profit and the related margin increased during the first six months of 2018 compared to the first six months of 2017. The increase is primarily due to $25.6 million in gross profit added from the Hudson acquisition within our E&C segment. Gross profit further increased as a result of higher volume in our D&S segment and project mix in our E&C segment. Gross margin as a percent of sales of 27.0% for the six months ended June 30, 2018 was impacted by an expense of $3.8 million recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the six months ended June 30, 2018, which negatively impacted consolidated gross margin as a percent of consolidated sales by 0.6 percentage points.
Restructuring costs of $1.5 million for the first six months of 2018 were recorded in cost of goods sold ($0.7 million) and SG&A ($0.8 million), which were related to certain cost reduction or avoidance actions, primarily related to departmental restructuring, including headcount reductions resulting in associated severance costs. Restructuring costs of $9.6 million for the first six months of 2017 were recorded in cost of goods sold ($4.5 million) and SG&A ($5.1 million), which were related to the completion of the Buffalo, New York respiratory facility consolidation, costs to relocate the corporate office from Garfield Heights, Ohio to Ball Ground, Georgia and consolidation of certain facilities in China.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the six months ended June 30, 2018 and 2017 was $12.6 million and $8.2 million, respectively. Interest expense for the six months ended June 30, 2018 included $0.9 million of 2.0% cash interest, $1.5 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2018, $1.3 million of 1.0% cash interest and $3.5 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2024, and $5.1 million in interest related to borrowings on our senior secured revolving credit facility. For the six months ended June 30, 2018 and 2017, financing costs amortization was $0.7 million for both periods.
Foreign currency loss
For the six months ended June 30, 2018 and 2017, foreign currency losses were $0.4 million and $0.5 million, respectively.
Income Tax Expense
Income tax expense of $7.3 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 27.3% and 53.6%, respectively. The effective income tax rate of 27.3% for the six months ended June 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to losses incurred by certain of our Chinese operations for which no benefit was recorded and the effect of income earned by certain of our international entities operating in higher taxed jurisdictions.
The effective income tax rate of 53.6% for the six months ended June 30, 2017 differed from the U.S. federal statutory rate of 35% primarily due to losses incurred by certain of our Chinese operations for which no tax benefit was recorded, partially offset by foreign exchange losses realized upon the receipt of previously taxed income and the effect of income earned by certain of our international entities operating in lower taxed jurisdictions.
Net Income (Loss)
As a result of the foregoing, net income attributable to the Company for the six months ended June 30, 2018 was $18.1 million while net loss attributable to the Company was $0.1 million for the six months ended June 30, 2017.

Segment Results
The structure of our internal organization is divided into the following reportable segments, which are also our operating segments: E&C, D&S, and BioMedical. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. For further information, refer to our Reportable Segments note to our unaudited condensed consolidated financial statements included elsewhere in this report. The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three and six months ended June 30, 2018 and 2017 (dollars in millions):
Energy & Chemicals
Results for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	June 30, 2018	June 30, 2017	Variance ($)	Variance (%)
Sales	$100.8	$40.0	$60.8	152.0%
Gross Profit	21.3	5.4	15.9	297.1%
Gross Profit Margin	21.1%	13.3%
SG&A Expenses	$11.7	$7.4	$4.3	58.1%
SG&A Expenses (% of Sales)	11.6%	18.5%
Operating Income (Loss)	$5.9	$(2.5)	$8.4	100.0%
Operating Margin (Loss)	5.9%	(6.4)%
For the second quarter of 2018, E&C segment sales increased as compared to the same quarter in 2017. E&C’s Hudson business added $47.5 million in incremental sales to E&C during the three months ended June 30, 2018. Excluding the impact from Hudson, sales increased by $13.3 million, which was driven primarily by growth in Natural Gas Liquids (“NGL”) and petrochemical applications.
For the second quarter of 2018, E&C segment gross profit and the related margin increased as compared to the same quarter in 2017 primarily due to the Hudson acquisition, which occurred on September 20, 2017.
E&C segment SG&A expenses increased during the second quarter of 2018 as compared to the same quarter in 2017 primarily driven by the Hudson acquisition, which added $4.5 million in incremental SG&A during the second quarter of 2018.
Results for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2018	June 30, 2017	Variance ($)	Variance (%)
Sales	$190.7	$79.9	$110.8	138.7%
Gross Profit	40.7	13.8	26.9	195.6%
Gross Profit Margin	21.3%	17.2%
SG&A Expenses	$24.4	$15.2	$9.2	60.5%
SG&A Expenses (% of Sales)	12.8%	19.0%
Operating Income (Loss)	$8.7	$(2.7)	$11.4	100.0%
Operating Margin (Loss)	4.6%	(3.4)%
For the first six months of 2018, E&C segment sales increased as compared to the same period in 2017 primarily due the Hudson acquisition, which added $90.8 million of sales in the current year. Excluding the impact from Hudson, sales increased by $20.0 million, which was driven primarily by growth in NGL and petrochemical applications.
E&C gross profit and the related margin increased during the first six months of 2018 as compared to the same period in 2017 primarily due to the Hudson acquisition, which occurred on September 20, 2017.
E&C segment SG&A expenses increased during the first six months of 2018 as compared to the same period in 2017 primarily driven by the Hudson acquisition, which added $9.2 million in incremental SG&A during the first six months of 2018.

Distribution & Storage
Results for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	June 30, 2018	June 30, 2017	Variance ($)	Variance (%)
Sales	$157.4	$137.6	$19.8	14.4%
Gross Profit	44.6	35.3	9.3	26.3%
Gross Profit Margin	28.3%	25.7%
SG&A Expenses	$18.4	$16.9	$1.5	8.9%
SG&A Expenses (% of Sales)	11.7%	12.3%
Operating Income	$24.8	$16.6	$8.2	49.4%
Operating Margin	15.8%	12.1%
D&S segment sales increased during the second quarter of 2018 as compared to the same quarter in 2017 primarily due to a $15.9 million increase in bulk industrial gas applications and a $4.4 million increase in packaged gas industrial applications, partially offset by a $0.5 million decrease in liquefied natural gas applications, respectively. For the past five quarters, D&S China has shown signs of recovery, particularly with respect to LNG trailers and vaporization stations, which contributed to the sales growth during the second quarter of 2018.
D&S segment gross profit increased during the second quarter of 2018 as compared to the same quarter in 2017 mainly driven by higher volume in the U.S. and Europe. The related margin percentage increased primarily due to favorable product mix, especially in the U.S. and Europe.
D&S segment SG&A expenses increased during the second quarter of 2018 as compared to the same quarter in 2017. The second quarter of 2017 included a reduction in a contingent consideration liability associated with a prior acquisition, which mainly drove the quarter-over-prior year quarter increase in D&S segment SG&A expenses.
Results for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2018	June 30, 2017	Variance ($)	Variance (%)
Sales	$293.5	$250.8	$42.7	17.0%
Gross Profit	82.1	65.9	16.2	24.6%
Gross Profit Margin	28.0%	26.3%
SG&A Expenses	$36.2	$34.7	$1.5	4.3%
SG&A Expenses (% of Sales)	12.3%	13.8%
Operating Income	$42.9	$28.2	$14.7	52.2%
Operating Margin	14.6%	11.2%
D&S segment sales increased during the first six months of 2018 as compared to the same period in 2017 primarily due to increases across all product applications, specifically, increases of $23.3 million, $15.2 million and $4.2 million in bulk industrial gas applications, packaged gas industrial applications, and liquefied natural gas applications, respectively.
D&S segment gross profit increased during the first six months of 2018 as compared to the same period in 2017 mainly driven by higher volume across all regions, and the related margin increased, especially in the U.S and Europe, primarily due to favorable product mix.
D&S segment SG&A expenses increased during the first six months of 2018 as compared to the same period in 2017 mainly due to higher employee-related costs. The first six months of 2017 included a reduction in a contingent consideration liability associated with a prior acquisition, which mainly drove the year-over-year increase in D&S segment SG&A expenses.

BioMedical
Results for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	June 30, 2018	June 30, 2017	Variance ($)	Variance (%)
Sales	$62.0	$60.6	$1.4	2.3%
Gross Profit	18.6	22.5	(3.9)	(17.3)%
Gross Profit Margin	30.0%	37.2%
SG&A Expenses	$9.5	$11.9	$(2.4)	(20.2)%
SG&A Expenses (% of Sales)	15.3%	19.6%
Operating Income	$8.5	$9.8	$(1.3)	(13.3)%
Operating Margin	13.7%	16.2%
For the second quarter of 2018, BioMedical segment sales increased as compared to the same quarter in 2017, which was primarily driven by strength in on-site generation systems and respiratory therapy applications, partially offset by a decrease in cryobiological storage systems.
During the second quarter of 2018, BioMedical segment gross profit and the related margin percentage decreased as compared to the same quarter in 2017 primarily due to the impact of an expense of $3.8 million recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the second quarter of 2018, which negatively impacted gross margin by over 600 basis points in the second quarter of 2018.
BioMedical segment SG&A expenses during the second quarter of 2018, decreased as compared to the same quarter in 2017 primarily due to the impact of restructuring actions taken.
Results for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2018	June 30, 2017	Variance ($)	Variance (%)
Sales	$116.7	$111.6	$5.1	4.6%
Gross Profit	38.8	39.2	(0.4)	(1.0)%
Gross Profit Margin	33.2%	35.2%
SG&A Expenses	$19.6	$22.7	$(3.1)	(13.7)%
SG&A Expenses (% of Sales)	16.8%	20.3%
Operating Income	$18.0	$14.8	$3.2	21.6%
Operating Margin	15.4%	13.3%
For the first six months of 2018, the increase in BioMedical segment sales as compared to the same period in 2017 was primarily driven by strength in on-site generation systems and respiratory therapy applications, partially offset by a decrease in cryobiological storage systems.
During the first six months of 2018, BioMedical segment gross profit and the related margin decreased as compared to the same period in 2017 primarily due to an expense of $3.8 million recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the first six months of 2018, which negatively impacted gross margin by over 300 basis points in the first six months of 2018. Excluding the impact of the aluminum cryobiological tank recall, gross profit increased mainly due to higher volume in on-site generation systems and respiratory therapy applications.
BioMedical segment SG&A expenses for the first six months of 2018 decreased as compared to the same period in 2017 primarily due to the impact of restructuring actions taken.
Corporate
Corporate SG&A expenses increased by $1.7 million during the second quarter of 2018 as compared to the same quarter in 2017 mainly driven by net severance costs of $1.4 million related to the departure of our former CEO on June 11, 2018, which includes $3.2 million in payroll severance costs partially offset by a $1.8 million credit due to related share-based compensation forfeitures for the three and six months ended June 30, 2018. Corporate SG&A expenses for the first six months of 2018 decreased by $0.8 million as compared to the same period in 2017. Share-based compensation expense included the acceleration of expense based on retirement eligibility provisions as a greater mix of share-based awards satisfied these provisions during the first half of 2017 as compared to the first six months of 2018. The decrease was partially offset by higher severance costs during the first six months of 2018 as mentioned previously.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
2024 Notes: On November 6, 2017, we issued 1.00% Convertible Senior Subordinated Notes due 2024 (the “2024 Notes”), the outstanding aggregate principal amount of such notes being $258.8 million at June 30, 2018. The 2024 Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on May 15 and November 15 of each year, and will mature on November 15, 2024, unless converted or repurchased. The effective interest rate at issuance, under generally accepted accounting principles, was 4.8%. Upon conversion, it is our intention to settle the principal amount of the 2024 Notes in cash and excess conversion value in shares of our common stock. The initial conversion price of $58.725 per share represents a conversion premium of 35% over the last reported sale price of our common stock on October 31, 2017, the date of the 2024 Notes offering, which was $43.50 per share. The 2024 Notes are classified as long-term liabilities at June 30, 2018. At the end of the second quarter of 2018, events for early conversion were not met; and thus, the 2024 Notes were not convertible as of, and for the fiscal quarter beginning July 1, 2018. There have been no conversions as of the date of this filing. In the event that holders of 2024 Notes elect to convert, we expect to fund any cash settlement of any such conversion from cash balances or borrowings under our senior secured revolving credit facility. As discussed in Note 5, “Debt and Credit Arrangements” located elsewhere in this report, we entered into privately-negotiated convertible note hedge transactions related to the 2024 Notes, which are expected to reduce the potential dilution upon any future conversion of the 2024 Notes.
2018 Notes: Concurrent with our November 2017 offering of the 2024 Notes, we repurchased $192.9 million of the principal amount of our outstanding 2.00% Convertible Senior Subordinated Notes due 2018 (the “2018 Notes”). The outstanding aggregate principal amount of our 2018 Notes was $57.1 million at June 30, 2018. The 2018 Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, and will mature on August 1, 2018. Upon conversion, holders of the 2018 Notes will receive cash up to the principal amount of the 2018 Notes, and it is our intention to settle any excess conversion value in shares of our common stock. However, we may elect to settle, at our discretion, any such excess value in cash, shares of our common stock or a combination of cash and shares. The initial conversion price of $69.03 per share represents a conversion premium of 30% over the last reported sale price of our common stock on July 28, 2011, the date of the 2018 Notes offering, which was $53.10 per share. The 2018 Notes are classified as current liabilities at June 30, 2018 as their maturity is within 12 months of the balance sheet date. Holders of the 2018 Notes may convert their 2018 Notes at their option at any time until the close of business on the second scheduled trading day immediately preceding August 1, 2018. We expect to fund the outstanding principal upon maturity and, to the extent that holders of the 2018 Notes elect to covert, we expect to fund the cash settlement of such conversions, from cash balances or borrowings under our senior secured revolving credit facility. As discussed in Note 5, “Debt and Credit Arrangements” located elsewhere in this report, we entered into privately-negotiated convertible note hedge and capped call transactions related to the 2018 Notes, which are expected to reduce the potential dilution upon any future conversion of the 2018 Notes.
Senior Secured Revolving Credit Facility: We have a five-year $450.0 senior secured revolving credit facility (the “SSRCF”), which matures on November 3, 2022. The SSRCF includes a $25.0 million sub-limit for the issuance of swingline loans and a $100.0 million base sub-limit along with a $100.0 million discretionary sub-limit to be used for letters of credit. There is a foreign currency limit of $100.0 million under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100.0 million made by our wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited. The SSRCF also includes an expansion option permitting us to add up to an aggregate $225.0 million in term loans or revolving credit commitments from its lenders. Loans under the SSRCF bear interest at either (a) the Adjusted Base Rate, or (b) the Adjusted LIBOR (each as defined in Note 5, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included elsewhere in this report), plus, in each case, a margin that varies with our leverage ratio. Significant financial covenants for the SSRCF include a leverage ratio and an interest coverage ratio. As of June 30, 2018, there were $238.0 million in borrowings outstanding under the SSRCF bearing interest at 4.25% and $6.0 million in swingline loans outstanding under the SSRCF bearing interest at 6.25%. We had $48.8 in letters of credit issued and bank guarantees supported by the SSRCF, which had availability of $157.2 million at June 30, 2018. We were in compliance with all covenants, including its financial covenants, at June 30, 2018.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, maintain joint banking facilities (the

“China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7.6 million) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC or Chengdu under the China Facilities are guaranteed by the Company. At June 30, 2018, there was 40.0 million Chinese yuan (equivalent to $6.0 million) outstanding under this facility, bearing interest at 5.00%. CCESC had 1.3 million Chinese yuan (equivalent to $0.2 million), in bank guarantees.
Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintains an unsecured credit facility whereby CCDEC may borrow up to 75.0 million Chinese yuan (equivalent to $11.3 million) for working capital purposes. This facility is effective until August 6, 2018. At June 30, 2018, there were no borrowings outstanding under this facility.
CCESC has a term loan that is secured by certain CCESC land use rights and allows for up to 86.6 million Chinese yuan (equivalent to $13.1 million) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At June 30, 2018, there was 26.6 million Chinese yuan (equivalent to $4.1 million) outstanding on this loan, bearing interest at 5.39%.
Foreign Facilities – Europe: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 125.0 million Czech koruna (equivalent to $5.6 million) and three secured credit facilities with capacity of up to 6.5 million euros (equivalent to $7.6 million). All four facilities (the “Ferox Credit Facilities”) allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under two of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit, and under two facilities, Ferox must pay the letter of credit and guarantee fees equal to 0.50%. Ferox’s land, buildings, and cash collateral secure the credit facilities. At June 30, 2018 there were bank guarantees of 172.6 million Czech koruna (equivalent to $7.7) supported by the Ferox Credit Facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 million in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of June 30, 2018.
Our debt and related covenants are further described in Note 5, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $148.5 million at June 30, 2018, an increase of $25.9 million from the balance at December 31, 2017. Our foreign subsidiaries held cash of approximately $122.7 million and $110.5 million, at June 30, 2018, and December 31, 2017, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our SSRCF, and cash provided by operations will be sufficient to finance our normal working capital needs, acquisitions, and investments in properties, facilities, and equipment for the foreseeable future.
Cash provided by operating activities was $46.7 million for the six months ended June 30, 2018, an increase of $49.6 million from the balance at December 31, 2017, largely due to higher net income.
Cash used in investing activities was $30.9 million and $38.9 million for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, we used $12.5 million of cash for the Skaff acquisition and $19.1 million for capital expenditures mainly related to the capacity expansion of the brazed aluminum heat exchanger facility in La Crosse, Wisconsin and the capacity increase in Ball Ground, Georgia, to support demand for LNG vehicle tanks. During the six months ended June 30, 2017, we used $23.2 million of cash for the Hetsco acquisition and $16.7 million for capital expenditures.
Cash provided by financing activities was $6.1 million for the six months ended June 30, 2018 while cash used in financing activities was $3.8 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, we borrowed $59.0 million on our SSRCF mainly to fund working capital needs and the Skaff acquisition. We repaid $54.0 million in SSRCF borrowings during the six months ended June 30, 2018. We also borrowed 40.0 million Chinese yuan (equivalent to $6.0 million) and repaid 5.0 Chinese yuan (equivalent to $0.8 million) on certain of our China facilities. We repaid 20.0 Chinese yuan (equivalent to $3.0 million) on the CCESC term loan. We received $1.8 million in proceeds from stock option exercises and used $2.3 million for the purchase of common stock which was surrendered to cover tax withholding elections during the six months ended June 30, 2018. During the six months ended June 30, 2017, we borrowed 15.0 million Chinese yuan (equivalent to $2.2 million) and repaid 35.0 million Chinese yuan (equivalent to $5.1 million) on certain of our China facilities.

Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2018. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities.  We will fund the August 1, 2018 maturity or any cash settlement due upon conversion of the remaining 2018 Notes with cash balances or borrowings under our senior secured revolving credit facility.  To the extent that we repurchase convertible notes, we would expect to enter into an agreement with each of the option counterparties to our convertible note hedge, warrants and capped call agreements providing for the related unwind of such agreements in a notional amount corresponding to the aggregate principal amount of convertible notes that we repurchase.  We expect capital expenditures for the remaining six months of 2018 to be in the range of $15.0 million to $25.0 million, which will be deployed primarily for the completion of the capacity expansion of the brazed aluminum heat exchanger facility in La Crosse, Wisconsin. For the remaining six months of 2018, we contemplate the use of approximately $10.0 million to $20.0 million of cash to pay U.S. and foreign income taxes.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Backlog may be negatively impacted by ability or likelihood of customers to fulfill their obligations. Our backlog as of June 30, 2018 was $527.4 million compared to $367.2 million as of June 30, 2017 and $489.4 million as of March 31, 2018.
The table below represents orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	June 30, 2018	June 30, 2017	March 31, 2018
Orders
Energy & Chemicals	$122.5	$64.6	$93.7
Distribution & Storage	174.0	134.1	170.4
BioMedical	63.8	53.9	57.0
Total	$360.3	$252.6	$321.1

	As of
	June 30, 2018	June 30, 2017	March 31, 2018
Backlog
Energy & Chemicals	$238.6	$122.8	$213.3
Distribution & Storage	261.3	225.0	250.3
BioMedical	27.5	19.4	25.8
Total	$527.4	$367.2	$489.4
E&C orders for the three months ended June 30, 2018 were $122.5 million compared to $64.6 million for the three months ended June 30, 2017 and $93.7 million for the three months ended March 31, 2018. E&C orders include $92.2 million and $37.0 million in orders related to Hudson for the three months ended June 30, 2018 and March 31, 2018, respectively. Included in our second quarter of 2018 orders was a $28 million order for our Hudson Products air cooled heat exchangers on a large LNG project, as well as a $13 million order for equipment for a natural gas liquids fractionation project.  A portion of these orders will ship in 2018, and the remainder are expected to ship in 2019. E&C backlog totaled $238.6 million as of June 30, 2018, compared to $122.8 million as of June 30, 2017 and $213.3 million as of March 31, 2018. E&C backlog as of June 30, 2018 and March 31, 2018 includes $104.3 million and $59.8 million related to Hudson, respectively. Excluding Hudson, the increase in backlog as compared to the balance as of June 30, 2017 was primarily driven by petrochemical and natural gas processing applications. Included in E&C backlog for the three and six months ended June 30, 2018 is approximately $40.0 million related to the previously announced Magnolia LNG order where production release is delayed until late 2018 or early 2019. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly year over year.

D&S orders for the three months ended June 30, 2018 were $174.0 million compared to $134.1 million for the three months ended June 30, 2017 and $170.4 million for the three months ended March 31, 2018. The increase in D&S orders from the first quarter of 2018 was primarily attributable to growth in cryogenic engineered systems within packaged gas industrial applications. The increase in D&S orders during the second quarter of 2018 was attributable to growth in cryogenic engineered systems and standard tanks within packaged gas industrial applications. D&S backlog totaled $261.3 million at June 30, 2018 compared to $225.0 million as of June 30, 2017 and $250.3 million as of March 31, 2018.
BioMedical orders for the three months ended June 30, 2018 were $63.8 million compared to $53.9 million for the three months ended June 30, 2017 and $57.0 million for the three months ended March 31, 2018. The increase from the first quarter of 2018 in BioMedical orders was mainly attributable to an increase in respiratory therapy applications, especially in Europe, for liquid oxygen equipment and on-site generation systems, partially offset by a decrease in cryobiological storage applications. The increase in BioMedical orders during the three months ended June 30, 2018 when compared to the same quarter last year was mainly attributable to the addition of projects within all product applications. BioMedical backlog at June 30, 2018 totaled $27.5 million compared to $19.4 million as of June 30, 2017 and $25.8 million as of March 31, 2018.
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
Interest Rate Risk: Our primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from the weighted-average interest rate of 4.25% at June 30, 2018, and assuming no changes in the $244.0 million of borrowings outstanding under the SSRCF at June 30, 2018, our additional annual expense would be approximately $4.9 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of comprehensive income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, and the Japanese yen. During the second quarter of 2018, the U.S. dollar strengthened in relation to the euro and Chinese yuan by 3% and 1%, respectively and weakened in relation to the Japanese yen by 2%. At June 30, 2018, a hypothetical further 10% weakening of the U.S. dollar would not materially affect our financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the British pound, and the Chinese yuan. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the unaudited condensed consolidated statements of operations and comprehensive (loss) income as a component of foreign currency loss. We enter into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At June 30, 2018, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts.
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
Evaluation of Disclosure Controls and Procedures
We perform an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer, President and Chief Financial Officer concluded that as of June 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As disclosed in Note 13, “Commitments and Contingencies”, Chart was named in lawsuits (including a purported class action filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California, and Chart has also been named in purported class action lawsuits filed in the Ontario Superior Court of Justice against Chart and other defendants with respect to the alleged failure of an aluminum cryobiological storage tank (model FNL XC 47/11-6 W/11) at The Toronto Institute for Reproductive Medicine in Etobicoke, Ontario.  We hereby incorporate by reference into this Item 1 the disclosure under the headings “Note 13, Commitments and Contingencies – Stainless Steel Cryobiological Tank Legal Proceedings” and “Note 13, Commitments and Contingencies – Aluminum Cryobiological Tank Legal Proceedings”.
Although we have not completed our factual investigations into these proceedings, which are in their early stages, we believe that we have strong factual and legal defenses to the claims and intend to vigorously assert such defenses.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2018	304	$57.80	—	$—
May 1 – 31, 2018	552	58.20	—	—
June 1 – 30, 2018	79	67.15	—	—
Total	935	58.83	—	—
During the second quarter of 2018, 935 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $55,002. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended June 30, 2018.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

10.1
Amended and Restated Employment Agreement, dated effective June 12, 2018, between the Company and Jillian C. Evanko (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 10, 2018 (File No. 001-11442)).*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer). (x)

32.1	Section 1350 Certification of Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer). (xx)

101.INS	XBRL Instance Document (x)

101.SCH	XBRL Taxonomy Extension Schema Document (x)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (x)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (x)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (x)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (x)
_______________

(x)	Filed herewith.

(xx)	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date:	July 19, 2018	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)
(Duly Authorized Officer)