Form 10-Q
period 2018-09-30
CHART INDUSTRIES INC
filed 2018-10-18
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
_____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
At October 15, 2018, there were 31,204,061 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$157.2	$122.6
Accounts receivable, less allowances of $9.6 and $9.1	177.3	196.4
Inventories, net	188.2	173.7
Unbilled contract revenue	34.2	36.5
Prepaid expenses	10.2	14.4
Other current assets	14.0	23.7
Current assets of discontinued operations	86.7	66.7
Total Current Assets	667.8	634.0
Property, plant, and equipment, net	288.4	285.0
Goodwill	457.2	459.7
Identifiable intangible assets, net	270.3	286.4
Other assets	18.1	21.4
Non-current assets of discontinued operations	36.7	38.2
TOTAL ASSETS	$1,738.5	$1,724.7

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$94.8	$105.4
Customer advances and billings in excess of contract revenue	94.5	109.6
Accrued salaries, wages, and benefits	34.3	46.4
Current portion of warranty reserve	8.6	11.5
Short-term debt and current portion of long-term debt	9.7	58.9
Other current liabilities	39.5	39.9
Current liabilities of discontinued operations	31.4	15.9
Total Current Liabilities	312.8	387.6
Long-term debt	500.5	439.2
Long-term deferred tax liabilities	55.3	62.1
Accrued pension liabilities	8.4	9.4
Other long-term liabilities	17.1	18.6
Non-current liabilities of discontinued operations	3.4	2.6
Total Liabilities	897.5	919.5

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 31,203,186 and 30,804,832 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	0.3	0.3
Additional paid-in capital	452.8	445.7
Retained earnings	406.9	364.3
Accumulated other comprehensive loss	(23.2)	(8.1)
Total Chart Industries, Inc. Shareholders’ Equity	836.8	802.2
Noncontrolling interests	4.2	3.0
Total Equity	841.0	805.2
TOTAL LIABILITIES AND EQUITY	$1,738.5	$1,724.7
The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$272.2	$202.7	$794.2	$573.5
Cost of sales	189.9	144.8	572.2	415.0
Gross profit	82.3	57.9	222.0	158.5
Selling, general, and administrative expenses	45.8	48.1	140.5	133.9
Amortization expense	5.0	2.6	15.7	7.0
Operating expenses	50.8	50.7	156.2	140.9
Operating Income	31.5	7.2	65.8	17.6
Other expenses:
Interest expense, net	5.3	4.8	17.9	13.0
Financing costs amortization	0.3	0.3	1.0	1.0
Foreign currency (gain) loss and other	(0.3)	1.4	(0.2)	3.1
Other expenses, net	5.3	6.5	18.7	17.1
Income from continuing operations before income taxes	26.2	0.7	47.1	0.5
Income tax expense	4.2	0.7	9.7	0.6
Net income (loss) from continuing operations	22.0	—	37.4	(0.1)
Income from discontinued operations, net of tax	0.7	2.1	4.7	2.6
Net Income	22.7	2.1	42.1	2.5
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	0.5	0.6	1.8	1.1
Net income attributable to Chart Industries, Inc.	$22.2	$1.5	$40.3	$1.4
Net income (loss) attributable to Chart Industries, Inc.
Income (loss) from continuing operations	$21.5	$(0.6)	$35.6	$(1.2)
Income from discontinued operations, net of tax	0.7	2.1	4.7	2.6
Net income attributable to Chart Industries, Inc.	$22.2	$1.5	$40.3	$1.4
Basic earnings (loss) per common share attributable to Chart Industries, Inc.
Income (loss) from continuing operations	$0.70	$(0.02)	$1.15	$(0.04)
Income from discontinued operations	0.02	0.07	0.15	0.08
Net income attributable to Chart Industries, Inc.	$0.72	$0.05	$1.30	$0.04
Diluted earnings (loss) per common share attributable to Chart Industries, Inc.
Income (loss) from continuing operations	$0.65	$(0.02)	$1.11	$(0.04)
Income from discontinued operations	0.02	0.07	0.14	0.08
Net income attributable to Chart Industries, Inc.	$0.67	$0.05	$1.25	$0.04
Weighted-average number of common shares outstanding:
Basic	31.03	30.76	30.97	30.73
Diluted	32.95	31.31	32.14	31.29

Comprehensive income, net of taxes	$16.9	$10.4	$26.8	$25.1
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	0.8	0.7	1.6	1.2
Comprehensive income attributable to Chart Industries, Inc., net of taxes	$16.1	$9.7	$25.2	$23.9

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$42.1	$2.5
Less: Income from discontinued operations	4.7	2.6
Income (loss) from continuing operations	37.4	(0.1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.9	25.2
Interest accretion of convertible notes discount	7.3	10.0
Employee share-based compensation expense	3.5	9.1
Financing costs amortization	1.0	1.0
Unrealized foreign currency transaction (gain) loss	(1.0)	0.2
Other non-cash operating activities	1.3	1.0
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	23.5	(5.6)
Inventory	(28.7)	(27.1)
Unbilled contract revenues and other assets	10.2	(18.5)
Accounts payable and other liabilities	(25.7)	11.7
Customer advances and billings in excess of contract revenue	(2.1)	7.4
Net Cash Provided By Operating Activities	63.6	14.3
INVESTING ACTIVITIES
Capital expenditures	(26.4)	(21.8)
Acquisition of businesses, net of cash acquired	(12.5)	(446.0)
Proceeds from sale of assets	—	0.9
Government grants	0.8	0.4
Net Cash Used In Investing Activities	(38.1)	(466.5)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	188.3	302.2
Repayments on revolving credit facilities	(123.3)	(5.1)
Repurchase of convertible notes	(57.1)	—
Repayments on term loan	(3.0)	—
Payments for debt issuance costs	(0.2)	—
Proceeds from exercise of stock options	5.4	1.1
Common stock repurchases	(2.4)	(2.0)
Dividend distribution to noncontrolling interest	(0.4)	—
Net Cash Provided By Financing Activities	7.3	296.2
DISCONTINUED OPERATIONS
Cash Provided By Operating Activities (1)	1.5	3.2
Cash (Used In) Investing Activities (2)	(0.8)	(1.6)
Cash Provided By Discontinued Operations	0.7	1.6
Effect of exchange rate changes on cash and cash equivalents	(6.7)	4.9
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	26.8	(149.5)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (3)	131.4	282.9
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (3)	$158.2	$133.4
_______________

(1)
Includes depreciation expense of $1.3 and $1.2 for the nine months ended September 30, 2018 and 2017, respectively. Includes amortization expense of $1.8 and $2.2 for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Includes capital expenditures of $0.8 and $1.6 for the nine months ended September 30, 2018 and 2017, respectively.

(3)
Includes restricted cash and restricted cash equivalents of $1.0 in other assets at September 30, 2018 and $8.7 ($7.7 in other current assets and $1.0 in other assets) at both December 31, 2017 and September 30, 2017. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 7, “Debt and Credit Arrangements.”

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
Reclassifications: Certain reclassifications have been made to prior year financial information in the unaudited condensed consolidated financial statements in order to conform to the discontinued operations presentation as further discussed in Note 2, “Discontinued Operations” and the reportable segments restructuring as further discussed in Note 3, “Reportable Segments.”
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
Recently Issued Accounting Standards: In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures.
In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures.
In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” This ASU makes amendments to multiple codification Topics. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

15, 2018. We are currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures.
In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures.
In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The FASB issued this update to provide amended guidance to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” Additionally, under the new guidance an entity will be required to provide certain disclosures regarding stranded tax effects. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, and this guidance may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal income tax rate in the Tax Cuts and Jobs Act is recognized. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU expands and enhances hedge accounting to become more closely aligned with an entity’s risk management activities through hedging strategies. This ASU provides changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements and creates more transparency and better understandability around how economic results are presented in the financial statements. In addition, the new guidance makes certain targeted improvements to ease the application of accounting guidance relative to hedge effectiveness. This guidance will be applied prospectively for annual periods and interim periods beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The FASB issued this update to require the recognition of lease assets and lease liabilities on the balance sheet of lessees. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” and ASU 2018-10, “Codification Improvements to Topic 842, Leases.” ASU 2016-02 and the subsequent modifications are identified as “ASC 842.” ASC 842 will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. ASC 842 requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. We expect adoption to increase the assets and liabilities recorded on our unaudited condensed consolidated balance sheet and increase the level of disclosures related to leases. In addition, we are in the process of identifying appropriate changes to our accounting policies, information technology systems, business processes, and related internal controls to support recognition and disclosure requirements under ASC 842. We expect to design any necessary changes to our business processes, controls and systems in the near future and implement the changes over the remainder of 2018.
Recently Adopted Accounting Standards: In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” This ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our unaudited condensed consolidated financial statements as of September 30, 2018 and December 31, 2017.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The FASB issued this guidance to provide clarity as to when modification accounting should be applied when there is a change to the terms or conditions of a share-based payment award in order to prevent diversity in practice. This ASU requires modification accounting to be applied unless all of the following conditions exist: (1) the fair value of the modified award is the same as the fair value of the original award before the original award is modified; if the modification does not affect any of the inputs to the valuation, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award before it was modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award before it was modified. This guidance will be applied prospectively for annual periods and interim periods beginning after December 15, 2017. We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial position, results of operations, and disclosures.
In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires companies with sponsored defined benefit pension and/or other postretirement benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs. The other components of net periodic benefit cost will be presented separately and not included in operating income. In addition, only service costs are eligible to be capitalized as an asset. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and this guidance will generally be applied retrospectively, whereas the capitalization of the service cost component will be applied prospectively. We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial position, results of operations, and disclosures.
In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This ASU provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business.  This guidance will be applied prospectively for annual periods and interim periods beginning after December 15, 2017.  We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial position, results of operations, and disclosures.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The FASB issued this update to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and this guidance will generally be applied retrospectively. We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial position, results of operations, and disclosures.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and subsequently issued additional guidance that modified ASU 2014-09. ASU 2014-09 and the subsequent modifications are identified as “ASC 606”. ASC 606 replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and provides for expanded disclosure requirements. This update requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.
On January 1, 2018, we adopted ASC 606 using the modified retrospective method. We applied this standard to contracts that were not completed as of the adoption date. We recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods.
As a result of the adoption of ASC 606, we changed our accounting policy for revenue recognition. Refer to Note 4, “Revenue” for further information.
Impacts on Financial Statements
The following table summarizes the cumulative effect of the changes to our unaudited condensed consolidated balance sheet as of January 1, 2018 from the adoption of ASC 606:

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
Assets
Inventories, net	$173.7	$(11.6)	$162.1
Unbilled contract revenue	36.5	6.5	43.0
Prepaid expenses	14.4	(1.6)	12.8

Liabilities
Accounts payable	$105.4	$0.2	$105.6
Customer advances and billings in excess of contract revenue	109.6	(9.9)	99.7
Other current liabilities	39.9	0.1	40.0
Long-term deferred tax liabilities	62.1	0.6	62.7

Equity
Retained earnings	$364.3	$2.3	$366.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

The following tables summarize the current period impacts of adopting ASC 606 on our unaudited condensed consolidated balance sheet and statement of operations:

	September 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of adoption Higher (Lower)
Assets
Accounts receivable, net of allowances	$177.3	$176.5	$0.8
Inventories, net	188.2	207.7	(19.5)
Unbilled contract revenue	34.2	25.6	8.6

Liabilities
Customer advances and billings in excess of contract revenue	$94.5	$110.2	$(15.7)
Other current liabilities	39.5	38.3	1.2
Long-term deferred tax liabilities	55.3	54.3	1.0

Equity
Retained earnings	$406.9	$403.5	$3.4

	For the Three Months Ended September 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of adoption Higher (Lower)
Sales	$272.2	$275.0	$(2.8)
Cost of sales	189.9	192.3	(2.4)
Selling, general, and administrative expenses	45.8	46.2	(0.4)
Income tax expense	4.2	4.2	—
Net income from continuing operations attributable to Chart Industries, Inc.	21.5	21.6	(0.1)

Net income from continuing operations attributable to Chart Industries, Inc. per common share:
Basic	$0.70	$0.70	$—
Diluted	$0.65	$0.65	$—

	For the Nine Months Ended September 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of adoption Higher (Lower)
Sales	$794.2	$785.8	$8.4
Cost of sales	572.2	565.2	7.0
Selling, general, and administrative expenses	140.5	140.7	(0.2)
Income tax expense	9.7	9.3	0.4
Net income from continuing operations attributable to Chart Industries, Inc.	35.6	34.5	1.1

Net income from continuing operations attributable to Chart Industries, Inc. per common share:
Basic	$1.15	$1.11	$0.04
Diluted	$1.11	$1.08	$0.03

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 2 — Discontinued Operations
On September 28, 2018, we signed a definitive agreement to sell all of the equity interests in our oxygen-related products business within our BioMedical segment to NGK Spark Plug Co., Ltd. for $133.5 (the “Divestiture”). The sale is expected to close within the fourth quarter of 2018, following the satisfaction of customary closing conditions, including regulatory requirements. The strategic decision to divest the oxygen-related products business reflects our strategy and capital allocation approach to focus on our core capabilities and offerings.
As a result of the Divestiture, the asset group, which includes our respiratory and on-site generation systems businesses, met the criteria to be held for sale. Furthermore, we determined that the assets held for sale qualify for discontinued operations. As such, the financial results of the respiratory therapy and on-site generation systems businesses are reflected in our unaudited condensed consolidated statements of operations and comprehensive income as discontinued operations for all periods presented. Furthermore, current and non-current assets and liabilities of discontinued operations are reflected in the unaudited condensed consolidated balance sheets for both periods presented.
Summarized Financial Information of Discontinued Operations
The following table represents income from discontinued operations, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$43.0	$37.8	$120.6	$109.3
Cost of sales	31.3	25.3	87.1	78.5
Selling, general and administrative expenses	6.8	8.6	21.4	25.5
Amortization expense	0.6	0.7	1.8	2.2
Operating income (1)	4.3	3.2	10.3	3.1
Other expenses (income), net	0.4	(0.1)	0.6	(1.2)
Income before income taxes	3.9	3.3	9.7	4.3
Income tax expense (2)	3.2	1.2	5.0	1.7
Income from discontinued operations, net of tax	$0.7	$2.1	$4.7	$2.6
_______________

(1)
Includes depreciation expense of $0.4 for both the three months ended September 30, 2018 and 2017. Includes depreciation expense of $1.3 and $1.2 for the nine months ended September 30, 2018 and 2017, respectively.

(2)
Income tax expense of $3.2 and $1.2 for the three months ended September 30, 2018 and 2017, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 82.1% and 36.4%, respectively. Income tax expense of $5.0 and $1.7 in the nine months ended September 30, 2018 and 2017, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 51.5% and 39.5%, respectively.

The effective income tax rate of 82.1% and 51.5% for the three and nine months ended September 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to the effect of U.S. and foreign tax costs directly related to the Divestiture.
The effective income tax rate of 36.4% and 39.5% for the three and nine months ended September 30, 2017 differed from the U.S. federal statutory rate of 35% primarily due to the effect of certain losses recorded in the UK for which no tax benefit is recorded.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents the assets and liabilities from discontinued operations:

	September 30, 2018	December 31, 2017
Accounts receivable, net	$30.4	$26.3
Inventories, net	50.5	35.2
Unbilled contract revenue	0.7	0.5
Prepaid expenses	1.2	1.0
Other current assets	3.9	3.7
Current assets of discontinued operations	$86.7	$66.7

Property, plant, and equipment, net	$13.0	$12.6
Goodwill	9.1	9.1
Identifiable intangible assets, net	14.3	16.1
Other assets	0.3	0.4
Non-current assets of discontinued operations	$36.7	$38.2

Accounts payable	$20.1	$8.6
Customer advances and billings in excess of contract revenue	1.6	0.6
Accrued salaries, wages, and benefits	4.6	2.7
Current portion of warranty reserve	2.2	2.6
Other current liabilities	2.9	1.4
Current liabilities of discontinued operations	$31.4	$15.9

Long-term deferred tax liabilities	$0.4	$0.4
Other long-term liabilities	3.0	2.2
Non-current liabilities of discontinued operations	$3.4	$2.6
NOTE 3 — Reportable Segments
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017, the structure of our internal organization was divided into the following reportable segments, which were also our operating segments: Energy & Chemicals (“E&C”), Distribution & Storage (“D&S”), and BioMedical. During the third quarter of 2018, we executed a strategic realignment of our segment structure and divided our D&S segment into two segments: Distribution & Storage Western Hemisphere (“D&S West”) and Distribution & Storage Eastern Hemisphere (“D&S East”). We believe these changes will facilitate our growth strategies, better align with our customer needs, and provide improved transparency of business results to our shareholders.
As a result of these events and the divestiture of the respiratory therapy and on-site generation systems businesses described below, our reportable and operational segments now include: E&C, D&S West and D&S East. Our reportable segments are business units that are each managed separately. Our E&C segment manufactures, offers, and distributes distinct products with different production processes as compared to both our D&S West and D&S East segments. Furthermore, in conjunction with our strategic realignment, including preparation for the VRV Acquisition discussed in Note 9, “Business Acquisitions”, we have split responsibility for the two segments under different business leaders and associated internal reporting responsibilities. Our D&S West segment has principal operations in the United States and Latin America and primarily serves the Americas geographic region while our D&S East segment has principal operations in Europe and Asia and primarily serves the geographic regions of Europe, Middle East and Asia (including China).
Additionally, in connection with the Divestiture discussed in Note 2, “Discontinued Operations,” the financial results of the respiratory therapy and on-site generation systems businesses are reflected in our unaudited condensed consolidated statements of operations and comprehensive income as discontinued operations for all periods presented. The remaining former BioMedical segment business, cryobiological storage systems, is now part of D&S West because it has similarities in primary customer and manufacturing regions, technology and manufacturing processes with other D&S West product lines, and it is also now led by the

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

same business leadership team and reviewed and managed internally within D&S West. Financial information for cryobiological storage systems is shown in all tables for D&S West.
All of our segments manufacture products used primarily in energy-related and industrial applications, such as the separation, liquefaction, distribution, and storage of hydrocarbon and industrial gases. The D&S West segment also supplies cryogenic and other equipment used in the medical, biological research, and animal breeding industries.
Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments.
We evaluate performance and allocate resources based on operating income or loss from continuing operations before interest expense, net, financing costs amortization, foreign currency (gain) loss, income tax expense, and income attributable to noncontrolling interests, net of taxes.

	Three Months Ended September 30, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$98.1	$119.0	$56.8	$(1.7)	$—	$272.2
Depreciation and amortization expense	6.5	2.8	2.5	—	0.3	12.1
Operating income (loss) (1) (2) (4)	12.1	31.9	3.3	(0.5)	(15.3)	31.5
Capital expenditures	3.8	1.3	2.5	—	0.8	8.4

	Three Months Ended September 30, 2017
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$46.6	$99.6	$63.2	$(6.7)	$—	$202.7
Depreciation and amortization expense	3.3	2.6	2.7	—	0.5	9.1
Operating income (loss) (1) (2) (3) (4)	0.3	23.1	5.6	(1.4)	(20.4)	7.2
Capital expenditures	2.8	0.6	1.3	—	1.7	6.4

	Nine Months Ended September 30, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$288.8	$337.2	$174.3	$(6.1)	$—	$794.2
Depreciation and amortization expense	19.6	8.4	7.9	—	1.0	36.9
Operating income (loss) (1) (2) (3) (4) (5)	20.8	77.7	13.5	(1.7)	(44.5)	65.8
Capital expenditures	11.9	4.7	6.0	—	3.8	26.4

	Nine Months Ended September 30, 2017
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$126.5	$295.6	$166.7	$(15.3)	$—	$573.5
Depreciation and amortization expense	9.0	7.8	6.6	—	1.8	25.2
Operating (loss) income (1) (2) (4)	(2.4)	62.3	11.8	(3.6)	(50.5)	17.6
Capital expenditures	7.4	3.4	8.7	—	2.3	21.8
_______________

(1)	Includes sales and operating income for Hudson, included in the E&C segment results since the acquisition date, September 20, 2017 as follows:

•	Sales were $44.1 and $6.1 for the three months ended September 30, 2018 and 2017, respectively.

•	Sales were $134.9 and $6.1 for the nine months ended September 30, 2018 and 2017, respectively.

•	Operating income was $4.3 and $1.2 for the three months ended September 30, 2018 and 2017, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

•	Operating income was $14.6 and $1.2 for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Includes restructuring costs of:

•	$2.0 and $2.3 for the three months ended September 30, 2018 and 2017 respectively, and

•	$3.5 and $8.5 for the nine months ended September 30, 2018 and 2017 respectively.

(3)	Includes an expense of $3.8 recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the nine months ended September 30, 2018.

(4)	Includes transaction-related costs of:

•	$2.0 and $7.4 for the three months ended September 30, 2018 and 2017, respectively, and

•	$4.1 and $8.6 for the nine months ended September 30, 2018 and 2017, respectively.

(5)
Includes net severance costs of $0.9 related to headcount reductions associated with the strategic realignment of our segment structure, which includes $1.8 in payroll severance costs partially offset by a $0.9 credit due to related share-based compensation forfeitures for the nine months ended September 30, 2018. Includes net severance costs of $1.4 related to the departure of our former CEO on June 11, 2018, which includes $3.2 in payroll severance costs partially offset by a $1.8 credit due to related share-based compensation forfeitures for the nine months ended September 30, 2018.

Product Sales Information

	Three Months Ended September 30, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$63.5	$—	$—	$—	$63.5
Liquefied natural gas (LNG) applications	12.4	20.5	11.8	(0.4)	44.3
Industrial gas applications	3.4	—	—	—	3.4
HVAC, power and refining applications	18.8	—	—	—	18.8
Bulk industrial gas applications	—	41.1	31.8	(0.4)	72.5
Packaged gas industrial applications	—	37.2	13.2	(0.9)	49.5
Cryobiological storage	—	20.2	—	—	20.2
Total	$98.1	$119.0	$56.8	$(1.7)	$272.2

	Three Months Ended September 30, 2017
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$27.3	$—	$—	$—	$27.3
Liquefied natural gas (LNG) applications	5.5	13.5	26.2	(5.8)	39.4
Industrial gas applications	11.6	—	—	—	11.6
HVAC, power and refining applications	2.2	—	—	—	2.2
Bulk industrial gas applications	—	35.1	26.5	(0.9)	60.7
Packaged gas industrial applications	—	34.2	10.5	—	44.7
Cryobiological storage	—	16.8	—	—	16.8
Total	$46.6	$99.6	$63.2	$(6.7)	$202.7

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

	Nine Months Ended September 30, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$191.2	$—	$—	$—	$191.2
Liquefied natural gas (LNG) applications	28.5	54.4	48.3	(2.0)	129.2
Industrial gas applications	9.8	—	—	—	9.8
HVAC, power and refining applications	59.3	—	—	—	59.3
Bulk industrial gas applications	—	105.7	85.8	(1.2)	190.3
Packaged gas industrial applications	—	117.8	40.2	(2.9)	155.1
Cryobiological storage	—	59.3	—	—	59.3
Total	$288.8	$337.2	$174.3	$(6.1)	$794.2

	Nine Months Ended September 30, 2017
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$91.6	$—	$—	$—	$91.6
Liquefied natural gas (LNG) applications	16.7	45.0	67.1	(11.6)	117.2
Industrial gas applications	16.0	—	—	—	16.0
HVAC, power and refining applications	2.2	—	—	—	2.2
Bulk industrial gas applications	—	94.2	64.7	(3.5)	155.4
Packaged gas industrial applications	—	99.4	34.9	(0.2)	134.1
Cryobiological storage	—	57.0	—	—	57.0
Total	$126.5	$295.6	$166.7	$(15.3)	$573.5

Total Assets	September 30, 2018	December 31, 2017
Energy & Chemicals	$755.4	$784.1
D&S West	435.0	415.7
D&S East	321.2	327.3
Corporate	103.5	92.7
Discontinued Operations	123.4	104.9
Total	$1,738.5	$1,724.7
NOTE 4 — Revenue
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
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
For brazed aluminum heat exchangers, air cooled heat exchangers, cold boxes, liquefied natural gas fueling stations, engineered tanks, and repair services, most contracts contain language that transfers control to the customer over time. For these contracts, revenue is recognized as we satisfy the performance obligations by an allocation of the transaction price to the accounting period computed using input methods such as costs incurred. Input methods recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. The costs incurred input method measures progress toward the satisfaction of the performance obligation by multiplying the transaction price of the performance obligation by the percentage of incurred costs as of the balance sheet date to the total estimated costs at completion after giving effect to the most current estimates. Timing of amounts billed on contracts varies from contract to contract and could cause significant variation in working capital needs. Revisions to estimated cost to complete that result from inefficiencies in our performance that were not expected in the pricing of the contract are expensed in the period in which these inefficiencies become known. Contract modifications can change a contract’s scope, price, or both. Approved contract modifications are accounted for as either a separate contract or as part of the existing contract depending on the nature of the modification.
For standard industrial gas and LNG tanks and some products identified in the prior paragraph with contract language that does not meet the over time recognition requirements, the contract with the customer contains language that transfers control to the customer at a point in time. For these contracts, revenue is recognized when we satisfy our performance obligation to the customer. Timing of amounts billed on contracts varies from contract to contract. The specific point in time when control transfers depends on the contract with the customer, contract terms that provide for a present obligation to pay, physical possession, legal title, risk and rewards of ownership, acceptance of the asset, and bill-and-hold arrangements may impact the point in time when control transfers to the customer.
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
Shipping and handling fee revenues and the related expenses are reported as fulfillment revenues and expenses for all customers because we have adopted the practical expedient contained in ASC 606-10-25-18B. Therefore, all shipping and handling costs associated with outbound freight are accounted for as a fulfillment costs and are included in cost of sales.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
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
The following table represents changes in our contract assets and contract liabilities balances:

	September 30, 2018	January 1, 2018	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$177.3	$196.4	(19.1)	9.7%
Unbilled contract revenue	34.2	43.0	(8.8)	20.5%

Contract liabilities
Customer advances and billings in excess of contract revenue	$94.5	$99.7	(5.2)	5.2%
Long-term deferred revenue	1.6	1.7	(0.1)	5.9%
Revenue recognized for the three and nine months ended September 30, 2018 and 2017, that was included in the contract liabilities balance at the beginning of each year was $10.3 and $78.0, and $7.0, and $50.5, respectively. The amount of revenue recognized during the three and nine months ended September 30, 2018 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders.  As of September 30, 2018, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $501.5. We expect to recognize revenue on approximately 87.8% of the remaining performance obligations over the next 12 months and 1.6% of the remaining performance obligations over the next 13 to 24 months, with the remaining balance recognized thereafter.
Disaggregation of Revenue
The following table represents a disaggregation of revenue by product application along with the reportable segment for each category:

	Three Months Ended September 30, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$63.5	$—	$—	$—	$63.5
Liquefied natural gas (LNG) applications	12.4	20.5	11.8	(0.4)	44.3
Industrial gas applications	3.4	—	—	—	3.4
HVAC, power and refining applications	18.8	—	—	—	18.8
Bulk industrial gas applications	—	41.1	31.8	(0.4)	72.5
Packaged gas industrial applications	—	37.2	13.2	(0.9)	49.5
Cryobiological storage	—	20.2	—	—	20.2
Total	$98.1	$119.0	$56.8	$(1.7)	$272.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

	Nine Months Ended September 30, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$191.2	$—	$—	$—	$191.2
Liquefied natural gas (LNG) applications	28.5	54.4	48.3	(2.0)	129.2
Industrial gas applications	9.8	—	—	—	9.8
HVAC, power and refining applications	59.3	—	—	—	59.3
Bulk industrial gas applications	—	105.7	85.8	(1.2)	190.3
Packaged gas industrial applications	—	117.8	40.2	(2.9)	155.1
Cryobiological storage	—	59.3	—	—	59.3
Total	$288.8	$337.2	$174.3	$(6.1)	$794.2
The following table represents a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended September 30, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Point in time	$18.9	$102.8	$55.0	$(1.3)	$175.4
Over time	79.2	16.2	1.8	(0.4)	96.8
Total	$98.1	$119.0	$56.8	$(1.7)	$272.2

	Nine Months Ended September 30, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Point in time	$66.5	$299.3	$157.0	$(4.4)	$518.4
Over time	222.3	37.9	17.3	(1.7)	275.8
Total	$288.8	$337.2	$174.3	$(6.1)	$794.2
NOTE 5 — Inventories
The following table summarizes the components of inventory:

	September 30, 2018	December 31, 2017
Raw materials and supplies	$86.7	$72.1
Work in process	32.5	37.1
Finished goods	69.0	64.5
Total inventories, net	$188.2	$173.7
The allowance for excess and obsolete inventory balance at September 30, 2018 and December 31, 2017 was $7.5 and $7.1, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 6 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	D&S West	D&S East	Consolidated
Balance at December 31, 2017	$275.1	$147.3	$37.3	$459.7
Foreign currency translation adjustments	(1.2)	(0.7)	—	(1.9)
Goodwill acquired during the year	—	4.7	—	4.7
Purchase price adjustment (1)	(5.3)	—	—	(5.3)
Balance at September 30, 2018	$268.6	$151.3	$37.3	$457.2

Accumulated goodwill impairment loss at December 31, 2017	$64.6	$82.5	$—	$147.1
Foreign currency translation adjustments	—	—	—	—
Accumulated goodwill impairment loss at September 30, 2018	$64.6	$82.5	$—	$147.1
(1) For the Nine Months Ended September 30, 2018, we made a purchase accounting adjustment for $5.3 for the Hudson acquisition. For further information see Note 9.
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		September 30, 2018		December 31, 2017
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	15 years	$225.9	$(87.5)	$226.5	$(74.9)
Unpatented technology	9 years	23.3	(4.4)	22.6	(2.6)
Land use rights	50 years	12.8	(1.3)	13.4	(1.2)
Trademarks and trade names	15 years	3.3	(1.6)	3.4	(1.7)
Patents and other	5 years	2.5	(1.1)	2.6	(0.6)
Total finite-lived intangible assets	16 years	$267.8	$(95.9)	$268.5	$(81.0)
Indefinite-lived intangible assets:
Trademarks and trade names		98.4	—	98.9	—
Total intangible assets		$366.2	$(95.9)	$367.4	$(81.0)
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for intangible assets subject to amortization was $5.0 and $2.6 for the three months ended September 30, 2018 and 2017, respectively, and $15.7 and $7.0 for the nine months ended September 30, 2018 and 2017, respectively. We estimate amortization expense to be recognized during the next five years as follows:

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

For the Year Ending December 31,
2018	$21.0
2019	20.8
2020	18.8
2021	14.4
2022	14.3
See Note 9, “Business Combinations” for further information related to intangible assets acquired in the Hudson Products acquisition.
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
China Government Grants are presented in our unaudited condensed consolidated balance sheets as follows:

	September 30, 2018	December 31, 2017
Current	$0.5	$0.5
Long-term	7.7	8.7
Total China Government Grants	$8.2	$9.2
We also received government grants from certain local jurisdictions within the United States, which are recorded in other assets in the unaudited condensed consolidated balance sheets and were not significant for the periods presented.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 7 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	September 30, 2018	December 31, 2017
Convertible notes due November 2024:
Principal amount	$258.8	$258.8
Unamortized discount	(52.2)	(57.6)
Unamortized debt issuance costs	(4.6)	(5.1)
Convertible notes due November 2024, net of unamortized discount and debt issuance costs	202.0	196.1

Convertible notes due August 2018:
Principal amount	—	57.1
Unamortized discount	—	(1.9)
Unamortized debt issuance costs	—	(0.1)
Convertible notes due August 2018, net of unamortized discount and debt issuance costs	—	55.1

Senior secured revolving credit facility due November 2022	298.5	239.0
Foreign facilities	9.7	7.9
Total debt, net of unamortized discount and debt issuance costs	510.2	498.1
Less: current maturities (1)	(9.7)	(58.9)
Long-term debt	$500.5	$439.2
_______________

(1)	Current maturities at December 31, 2017 includes $55.1 of Convertible notes due August 2018, net of unamortized discount and debt issuance costs.
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
A conversion of the 2024 Notes may be settled in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (subject to, and in accordance with, the settlement provisions of the Indenture). The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $78.33 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

Notes by approximately $86.4 at September 30, 2018. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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
We reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. As of September 30, 2018, events for early conversion were not met, and thus the 2024 Notes were not convertible as of and for the fiscal quarter beginning October 1, 2018. There have been no conversions as of the date of this filing.
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
The following table summarizes interest accretion of the 2024 Notes discount, 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
2024 Notes, interest accretion of convertible notes discount	$1.9	$5.4
2024 Notes, 1.0% contractual interest coupon	0.6	1.9
2024 Notes, total interest expense	$2.5	$7.3

2024 Notes, financing costs amortization	$0.2	$0.5
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
We also entered into separate, privately negotiated warrant transactions (the “Warrant Transactions”) with the Option Counterparties to acquire up to 4.41 shares of our common stock. Proceeds received from the issuance of the Warrant Transactions totaled approximately $46.0 and were recorded as an addition to additional paid-in capital in the December 31, 2017 consolidated balance sheet. The strike price of the Warrant Transactions will initially be $71.775 per share (subject to adjustment), which is

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

approximately 65% above the last reported sale price of our common stock on October 31, 2017. The Warrant Transactions could have a dilutive effect to our stockholders to the extent that the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.
The Note Hedge Transactions and Warrant Transactions effectively increased the conversion price of the 2024 Notes. The net cost of the Note Hedge Transactions and Warrant Transactions was approximately $13.5.
2018 Convertible Notes
On August 1, 2018, our 2.00% Convertible Senior Subordinated Notes due August 2018 (the “2018 Notes”) matured. The aggregate outstanding principal was $57.1 at August 1, 2018. During the nine months ended September 30, 2018, we settled upon maturity the 2018 Notes for total cash consideration of $57.1. Additionally, $0.6 of interest, which had previously been accrued, was paid at settlement.
The following table summarizes interest accretion of the 2018 Notes discount, 2.0% contractual interest coupon, and financing costs amortization associated with the 2018 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
2018 Notes, interest accretion of convertible notes discount	$0.4	$3.4	$1.9	$10.0
2018 Notes, 2.0% contractual interest coupon	0.1	1.3	1.0	3.8
2018 Notes, total interest expense	$0.5	$4.7	$2.9	$13.8

2018 Notes, financing costs amortization	$—	$0.2	$0.1	$0.6
Convertible Note Hedge, Capped Call and Warrant Transactions Associated with the 2018 Notes
The convertible note hedge and capped call transactions associated with the 2018 Notes expired in August, with immaterial exercises. The separate warrants associated with the 2018 Notes remain outstanding with a strike price of $84.96 per share (subject to adjustment). These warrants are exercisable only during an 80-trading day period commencing on October 30, 2018. No warrants have been exercised as of the date of the filing.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

Significant financial covenants for the SSRCF include a minimum liquidity requirement equal to the principal amount of the 2018 Notes outstanding six months prior to the maturity date of the 2018 Notes and when holders of the 2018 Notes have the option to require us to repurchase the 2018 Notes, a maximum leverage ratio of 3.25 and a minimum interest coverage to EBITDA ratio of 3.0. The required leverage ratio can be relaxed on up to two occasions, upon notification to the lenders, to 3.75 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100.0 or greater. The SSRCF contains a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At September 30, 2018, we were in compliance with all covenants.
We recorded $2.5 in deferred debt issuance costs associated with the SSRCF, which are being amortized over the five-year term of the SSRCF. At September 30, 2018, unamortized debt issuance costs associated with the SSRCF were $2.0. For both the three months ended September 30, 2018 and 2017, deferred financing fees amortization was $0.1. For both the nine months ended September 30, 2018 and 2017, deferred financing fees amortization was $0.4.
As of September 30, 2018, there was $298.5 in borrowings outstanding under the SSRCF (“SSRCF Borrowings”) bearing interest at 4.25% and $31.6 in letters of credit issued and bank guarantees supported by the SSRCF. At September 30, 2018, the SSRCF had availability of $119.9. For the three and nine months ended September 30, 2018, interest expense related to the SSRCF Borrowings and swingline loans outstanding was $2.9 and $8.0, respectively. For both the three and nine months ended September 30, 2017, interest expense related to SSRCF borrowings outstanding was $0.3. The obligations under the SSRCF are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of Chart and our U.S. subsidiaries and 65% of the capital stock of our material non-U.S. subsidiaries (as defined by the SSRCF) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7.3) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC or Chengdu under the China Facilities are guaranteed by the Company. At September 30, 2018, there was 40.0 million Chinese yuan (equivalent to $5.8) outstanding under this facility, bearing interest at 5.00%. CCESC and CCDEC, together, had a combined total of 5.0 million Chinese yuan (equivalent to $0.7), in bank guarantees at September 30, 2018.
Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintained an unsecured credit facility whereby CCDEC was able to borrow up to 75.0 million Chinese yuan (equivalent to $10.9) for working capital purposes. This facility was effective until August 6, 2018. There were no borrowings under this facility during its term.
CCESC has a term loan that is secured by certain CCESC land use rights and allows for up to 86.6 million Chinese yuan (equivalent to $12.6) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At September 30, 2018, there was 26.6 million Chinese yuan (equivalent to $3.9) outstanding on this loan, bearing interest at 5.39%.
Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 125.0 million Czech koruna (equivalent to $5.6) and two secured credit facilities with capacity of up to 6.5 million euros (equivalent to $7.5). All three facilities (the “Ferox Credit Facilities”) allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under two of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit, and under one facility, Ferox must pay the letter of credit and guarantee fees equal to 0.50%. Ferox’s land, buildings, and cash collateral secure the credit facilities. At September 30, 2018 there were bank guarantees of 196.6 million Czech koruna (equivalent to $8.8) supported by the Ferox Credit Facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of September 30, 2018.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

Letters of Credit
Chart Energy & Chemicals, Inc. (“Chart E&C”), a wholly-owned subsidiary of the Company, had $1.0 in deposits in a bank outside of the SSRCF to secure letters of credit. The deposits are treated as restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheets ($1.0 in other assets at September 30, 2018 and $5.4 in other current assets and $1.0 in other assets at December 31, 2017).
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 140% and 105% of their par value as of September 30, 2018 and December 31, 2017, respectively. The fair value of the 2018 Notes was approximately 99% of their par value as of December 31, 2017. The 2024 Notes and 2018 Notes are actively quoted instruments and, accordingly, the fair values of the 2024 Notes and 2018 Notes were determined using Level 1 inputs as defined in Note 10, “Fair Value Measurements.”
NOTE 8 — Product Warranties
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
The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2017	$11.6
Issued – warranty expense	3.3
Change in estimates	(1.4)
Warranty usage	(4.7)
Balance at September 30, 2018	$8.8
During the second quarter of 2018, we established a reserve for $3.8 related to a recall notice issued for certain aluminum cryobiological tanks in our D&S West segment manufactured in our New Prague, Minnesota facility during a limited time period. See Note 15, “Commitments and Contingencies” for additional information.
NOTE 9 — Business Combinations
VRV Acquisition
On September 26, 2018, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with the shareholders of VRV s.p.a., a company incorporated under the laws of the Italian Republic and having its registered office in Milan, Italy (VRV s.p.a., together with its affiliates, “VRV”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, we will acquire all of the issued and outstanding shares of VRV (the “VRV Acquisition”). VRV is a diversified multinational corporation engaged in the design and manufacture of pressure equipment serving the cryogenic, as well as the energy and petrochemical end markets.
The VRV Acquisition purchase price is euro 125 million (equivalent to $144.7 based on the exchange rate at September 30, 2018) in cash, subject to a working capital adjustment, and we will also assume the outstanding indebtedness of VRV (approximately euro 70 million, equivalent to $81.0 based on the exchange rate at September 30, 2018), subject to an indebtedness adjustment. We have sufficient liquidity to fund the VRV Acquisition and it is anticipated that the VRV Acquisition will be funded by some combination of our available cash on hand, debt under our SSRCF, or other financing alternatives.
The Purchase Agreement provides for customary representations, warranties, covenants and agreements, including, among others, that each of the parties to the Purchase Agreement will use commercially reasonable efforts to complete the VRV Acquisition, that VRV will conduct its business in the ordinary course consistent with past practice during the period between the execution of the Purchase Agreement and consummation of the VRV Acquisition, and that VRV will not engage in certain kinds of transactions during such period.
The Purchase Agreement also contains customary termination provisions, including a provision that the Purchase Agreement may be terminated by either Chart or VRV if the Acquisition has not been completed by December 31, 2018 (subject to a limited

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

extension with respect to certain governmental proceedings); provided, however, that such right to terminate the Purchase Agreement is not available to any party whose breach of any provision of the Purchase Agreement results in the failure of the VRV Acquisition to be completed. The completion of the VRV Acquisition is subject to the satisfaction of certain customary closing conditions.
The VRV Acquisition is expected to be completed in the fourth quarter of 2018.
Skaff Acquisition
On January 2, 2018, we acquired 100% of the equity interests of Skaff Cryogenics and Cryo-Lease, LLC (together “Skaff”) for an approximate purchase price of $12.5, net of cash acquired. Skaff provides quality repair service and re-manufacturing of cryogenic and liquefied natural gas storage tanks and trailers and also maintains a portfolio of cryogenic storage equipment that is leased to customers for temporary and permanent needs.  Skaff is headquartered in Brentwood, New Hampshire and provides services and equipment to customers in North America. Skaff’s results are included in the D&S West operating segment.
Additional information related to the Skaff acquisition has not been presented because the impact on our consolidated results of operations and financial position is not material.
Hudson Acquisition
On September 20, 2017, we completed the acquisition of Hudson Products Corporation (“Hudson”). The acquisition purchase price was $419.5, net of cash acquired. Approximately $300.0 of the purchase price was funded through borrowings under our senior secured revolving credit facility, and the remainder of the purchase price was funded with cash on hand.
Hudson, which has operations in the United States, China and Italy and a joint venture in Mexico, designs, manufactures, sells and services products used in refining, heating, ventilation and air conditioning (HVAC), petrochemical, natural gas, power generation, industrial and commercial end markets.  Hudson is a North American leader in air-cooled heat exchangers and a global leader in axial flow cooling fans. Hudson’s results of operations are included in our E&C segment.
We allocated the acquisition consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the acquired tangible and identifiable intangible assets were determined based on inputs that are unobservable and significant to the overall fair value measurement. It is also based on estimates and assumptions made by management at the time of the acquisition. As such, this was classified as Level 3 fair value hierarchy measurements and disclosures.
We estimated the fair value of acquired unpatented technology and trademarks and trade names using the relief from royalty method. The fair values of acquired customer backlog and customer relationships were estimated using the multi-period excess earnings method. Under both the relief from royalty and multi-period excess earnings methods, the fair value models incorporate estimates of future cash flows, estimates of allocations of certain assets and cash flows, estimates of future growth rates, and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows. The estimated useful lives of identifiable finite-lived intangible assets range from 2 to 15 years.
Hudson complements our E&C segment with the addition of its Fin-Fan® brand and other air-cooled heat exchangers which broaden E&C’s end market diversity from primarily liquefied natural gas, industrial and natural gas to include HVAC, petrochemical and power generation.  The addition of Hudson’s fans business, known by the Tuf-Lite® and Cofimco® brands, allows E&C to offer a broader technology solution for our customers. Management anticipates the combination of strong engineering cultures will continue to further develop full service solutions for our customers. The estimated goodwill was established due to the benefits outlined above, as well as the benefits derived from the anticipated synergies of Hudson integrating with Chart’s E&C segment. Goodwill recorded for the Hudson acquisition is not expected to be deductible for tax purposes.
The excess of the acquisition consideration over the estimated fair values of the acquired assets and assumed liabilities is assigned to goodwill. The purchase price allocation reported at June 30, 2018 was preliminary and was based on provisional fair values. During the third quarter, and prior to September 20, 2018, we received and analyzed new information about certain assets and liabilities, primarily related to taxes, as of the September 30, 2017 acquisition date and subsequently decreased other assets by $0.2, decreased deferred tax liabilities by $7.6, increased other current liabilities by $0.6 and increased other long-term liabilities by $1.5 for post-closing adjustments, based on this information.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Hudson acquisition, including the post-closing adjustments:

	September 30, 2018		Adjustments	As previously reported June 30, 2018
Net assets acquired:
Goodwill	$233.0		$(5.3)	$238.3
Identifiable intangible assets	211.0		—	211.0
Accounts receivable	34.6		—	34.6
Property, plant and equipment	29.4		—	29.4
Inventories	26.5		—	26.5
Other current assets	8.1		—	8.1
Unbilled contract revenue	4.9		—	4.9
Other assets	2.7		(0.2)	2.9
Prepaid expenses	0.9		—	0.9
Deferred tax liabilities	(80.0)		7.6	(87.6)
Accounts payable	(21.2)		—	(21.2)
Customer advances and billings in excess of contract revenue	(17.4)		—	(17.4)
Accrued salaries, wages and benefits	(4.4)		—	(4.4)
Other current liabilities	(4.4)		(0.6)	(3.8)
Other long-term liabilities	(3.4)		(1.5)	(1.9)
Current portion of warranty reserve	(0.8)		—	(0.8)
Net assets acquired	$419.5	f	$—	$419.5
Information regarding identifiable intangible assets acquired in the Hudson acquisition is presented below:

	Weighted-average Estimated Useful Life	Estimated Asset Fair Value
Finite-lived intangible assets:
Customer relationships	13 years	$122.1
Unpatented technology	10 years	18.3
Customer backlog	2 years	1.3
Total finite-lived intangible assets acquired	12 years	141.7
Indefinite-lived intangible assets:
Trademarks and trade names		69.3
Total identifiable intangible assets acquired		$211.0
During the three and nine months ended September 30, 2018, net sales attributed to the acquired Hudson operations was $44.1 and $134.9, respectively. For the three and nine months ended September 30, 2018, Hudson contributed $4.3 and $14.6 to operating income, which included $3.0 and $9.0 of intangible asset amortization expense, respectively.
For the period September 20, 2017 to September 30, 2017, net sales attributed to the acquired Hudson operations was $6.1. For the same period, Hudson contributed $1.2 to operating income which included $0.4 of intangible asset amortization expense. During the three and nine months ended September 30, 2017, the Company incurred $7.3 and $8.1, respectively, in acquisition related costs related to the Hudson acquisition which were recorded in selling, general and administrative expenses in the unaudited condensed consolidated statement of operations.
Supplemental Pro Forma Information
The following supplemental pro forma financial information is based on our historical consolidated financial statements and Hudson’s historical consolidated financial statements as adjusted to give effect to the September 20, 2017 acquisition of Hudson.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
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
The following table presents pro forma sales, net income attributable to the Company, and net income attributable to the Company per common share data assuming Hudson was acquired before the beginning of the 2017 fiscal year, and assuming effective tax rates of 35%:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Pro forma sales	$244.6	$714.8
Pro forma net income attributable to Chart Industries, Inc.	3.6	4.5

Pro forma net income attributable to Chart Industries, Inc. per common share, basic	$0.12	$0.15
Pro forma net income attributable to Chart Industries, Inc. per common share, diluted	$0.11	$0.14
VCT Vogel GmbH Acquisition
On August 31, 2017, Chart Germany GmbH, a wholly-owned subsidiary of the Company, acquired 100% of the equity interests of VCT Vogel GmbH (“VCT”) for a total purchase price of 3.6 million euros (equivalent to $4.2). VCT, located in Gablingen, Germany, services and repairs cryogenic and other mobile gas tank equipment and trucks. VCT also designs, manufactures and sells truck mounted drive and control systems for the operation of cryogenic pumps on trailers, rigid trucks and containers. VCT’s results are included in our D&S East segment.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

Contingent Consideration
The estimated fair value of contingent consideration relating to the 2015 Thermax acquisition of our D&S West segment, was $1.8 at the date of acquisition and was valued according to a discounted cash flow approach, which includes assumptions regarding the probability of achieving certain earnings targets and a discount rate applied to the potential payments. Potential payments may be paid before July 1, 2019 based on the attainment of certain earnings targets. The potential payments related to Thermax contingent consideration are between $0.0 and $11.3.
Valuations are performed using Level 3 inputs as defined in Note 10, “Fair Value Measurements” and are evaluated on a quarterly basis based on forecasted sales and earnings targets. Contingent consideration liabilities are classified as other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets. Changes in fair value of contingent consideration, including accretion, are recorded as selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income. The fair value of contingent consideration liabilities was insignificant at both September 30, 2018 and December 31, 2017.
NOTE 10 — Fair Value Measurements
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
NOTE 11 — Accumulated Other Comprehensive Loss
The following tables represent changes in accumulated other comprehensive loss by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at June 30, 2018	$(7.2)	$(9.9)	$(17.1)
Other comprehensive loss	(6.3)	—	(6.3)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.2	0.2
Net current-period other comprehensive (loss) income, net of taxes	(6.3)	0.2	(6.1)
Balance at September 30, 2018	$(13.5)	$(9.7)	$(23.2)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at June 30, 2017	$(10.8)	$(10.1)	$(20.9)
Other comprehensive income	6.7	—	6.7
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	1.3	0.2	1.5
Net current-period other comprehensive income, net of taxes	8.0	0.2	8.2
Balance at September 30, 2017	$(2.8)	$(9.9)	$(12.7)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2017	$2.2	$(10.3)	$(8.1)
Other comprehensive loss	(15.7)	—	(15.7)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.6	0.6
Net current-period other comprehensive (loss) income, net of taxes	(15.7)	0.6	(15.1)
Balance at September 30, 2018	$(13.5)	$(9.7)	$(23.2)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2016	$(24.7)	$(10.5)	$(35.2)
Other comprehensive income	20.6	—	20.6
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	1.3	0.6	1.9
Net current-period other comprehensive income, net of taxes	21.9	0.6	22.5
Balance at September 30, 2017	$(2.8)	$(9.9)	$(12.7)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 12 — Earnings Per Share
The following table presents calculations of net earnings (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to Chart Industries, Inc.
Income (loss) from continuing operations	$21.5	$(0.6)	$35.6	$(1.2)
Income from discontinued operations, net of tax	0.7	2.1	4.7	2.6
Net income attributable to Chart Industries, Inc.	$22.2	$1.5	$40.3	$1.4
Earnings (loss) per common share – basic:
Income (loss) from continuing operations	$0.70	$(0.02)	$1.15	$(0.04)
Income from discontinued operations	0.02	0.07	0.15	0.08
Net income attributable to Chart Industries, Inc.	$0.72	$0.05	$1.30	$0.04

Earnings (loss) per common share – diluted:
Income (loss) from continuing operations (1)	$0.65	$(0.02)	$1.11	$(0.04)
Income from discontinued operations	0.02	0.07	0.14	0.08
Net income attributable to Chart Industries, Inc.	$0.67	$0.05	$1.25	$0.04

Weighted average number of common shares outstanding – basic	31.03	30.76	30.97	30.73
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.85	0.55	0.83	0.56
Incremental shares issuable due to dilutive effect of convertible notes	0.93	—	0.34	—
Incremental shares issuable due to dilutive effect of warrants	0.14	—	—	—
Weighted average number of common shares outstanding – diluted	32.95	31.31	32.14	31.29
 _______________

(1)	Zero incremental shares from share-based awards are included in the computation of diluted net loss per share for periods in which a net loss occurs because to do so would be anti-dilutive.
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Share-based awards	0.06	0.63	0.26	0.67
Convertible note hedge (1)	0.93	—	0.34	—
Warrants	0.77	3.37	5.17	3.37
Total anti-dilutive securities	1.76	4.00	5.77	4.04
 _______________

(1)
The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. For further information, refer to Note 7, “Debt and Credit Arrangements.”

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 13 — Income Taxes
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
As of September 30, 2018, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.
Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:
Reduction of U.S. federal corporate tax rate: The Tax Act reduces the U.S. federal corporate tax rate to 21% effective January 1, 2018. For certain of our deferred tax liabilities, we have recorded a provisional decrease of $26.9, with a corresponding adjustment to deferred income tax benefit of $26.9 for the year ended December 31, 2017. During the three and nine months ended September 30, 2018 we recorded an increase to certain of our deferred tax liabilities, with a corresponding adjustment to deferred income tax expense of $0.6, as a result of new information pertaining to certain taxable temporary differences. While we are able to make a reasonable estimate of the impact of the reduction in the U.S. federal corporate tax rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on total post-1986 earnings and profits (E&P) of certain of our foreign subsidiaries. At December 31, 2017 we were able to provisionally estimate our Transition Tax and recorded (i) a one-time, provisional charge of $8.7 related to the deemed repatriation transition tax, and (ii) a one-time provisional tax expense and tax benefit of $4.5 and $8.7, respectively, related to our intent to amend pre-acquisition Hudson U.S. federal tax returns before the end of 2018. As of September 30, 2018, we have not yet finalized our calculation of the total post-1986 E&P for these foreign subsidiaries.  The Transition Tax is based on the amount of that E&P associated with cash and other specified assets in certain of our foreign subsidiaries. During the three months ended September 30, 2018, we revised our estimate of our Transition Tax based on the preparation of our 2017 U.S. federal income tax return.   As a result, we have recorded an additional tax expense of $1.5 related to our Transition Tax offset by an additional tax benefit of $1.4 associated with our intent to amend the pre-acquisition Hudson U.S. federal tax returns.  We will continue to refine our estimate of our Transition Tax through December 31, 2018 which will include the interim period in which we will file our U.S. federal and Hudson amended income tax returns.  No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the Transition Tax, or any additional outside basis difference inherent in these entities since these amounts continue to be indefinitely reinvested in foreign operations.  Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the Transition Tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time Transition Tax) is not practicable.
Global Intangible Low Taxed Income (GILTI), Foreign Derived Intangible Income (FDII), Base Erosion and Anti-Abuse Tax (BEAT), and IRC Section 163(j) interest limitation (Interest Limitation):  For our calendar year beginning in 2018, we are subject to several provisions of the Tax Act including computations under GILTI, FDII, BEAT and the Interest Limitation rules.  We were able to make a reasonable estimate of the impact of each provision of the Tax Act on our effective tax rate for the three and nine months ended September 30, 2018. For the GILTI and FDII computations, we recorded a provisional estimate in our effective tax rate for the three and nine months ended September 30, 2018.  For the BEAT and Interest Limitation computations, we have not recorded a provisional estimate in our effective tax rate for the three and nine months ended September 30, 2018

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

because we currently estimate that these provisions of the Tax Act will not apply in 2018. We will continue to refine our provisional estimates for our computations of the GILTI, FDII, BEAT and Interest Limitation rules as we gather additional information.
Valuation allowances: We must assess whether our valuation allowance analyses are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, GILTI inclusions, new categories of foreign tax credits). The GILTI provisions require us in our U.S. income tax return, to include foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We are evaluating if we will be subject to incremental U.S. tax on GILTI income in 2018, due to expense allocations required by the U.S. foreign tax credit rules. We have provisionally elected to account for GILTI tax in the period in which it is incurred, and therefore, we have not provided any provisional deferred tax impacts of GILTI in our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018. Since, as discussed herein, we have recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional.
Income tax expense of $4.2 and $0.7 for the three months ended September 30, 2018 and 2017, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 16.0% and 100.0%, respectively. Income tax expense of $9.7 and $0.6 in the nine months ended September 30, 2018 and 2017, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 20.6% and 120.0%, respectively. The effective income tax rate of 16.0% and 20.6% for the three and nine months ended September 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits related to certain share-based compensation, partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the federal statutory rate as well as losses incurred by certain of our Chinese operations for which no benefit was recorded.
The effective income tax rate of 100.0% and 120.0% for the three and nine months ended September 30, 2017, respectively, differed from the U.S. federal statutory rate of 35% primarily due to losses incurred by certain of the Company’s Chinese operations for which no benefit was recorded, partially offset by foreign exchange losses realized upon the receipt of previously taxed income, and the effect of income earned by certain of the Company’s international entities operating in lower taxed jurisdictions. The third quarter 2017 effective income tax rate was also impacted by transaction costs incurred with the acquisition of Hudson, a portion of which were non-deductible for U.S. federal income tax purposes.
As of September 30, 2018 and December 31, 2017, we had a liability for gross unrecognized tax benefits of $1.7 and $0.8, respectively. This amount includes $0.8 and $0.6 of unrecognized tax benefits as of September 30, 2018 and December 31, 2017, respectively, which, if ultimately recognized, would reduce our annual effective income tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. We accrued approximately $0.2 and $0.1 for the payment of interest and penalties as of September 30, 2018 and December 31, 2017, respectively.
NOTE 14 — Share-based Compensation
During the nine months ended September 30, 2018, we granted 0.19 stock options and 0.10 restricted stock units, 0.02 shares of restricted stock, and 0.02 performance units. The total fair value of awards granted to employees during the nine months ended September 30, 2018 was $12.5. In addition, non-employee directors received stock awards with a fair value of $0.5. During the nine months ended September 30, 2018, participants in our stock option plans exercised options to purchase 0.26 shares of our common stock, while 0.20 stock options were forfeited.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the nine months ended September 30, 2018, 0.14 shares of restricted stock and restricted stock units vested while 0.07 restricted stock units and 0.03 performance units were forfeited.
Share-based compensation expense was $0.5 and $1.4 for the three months ended September 30, 2018 and 2017, respectively. Share-based compensation expense was $3.5 and $9.1 for the nine months ended September 30, 2018 and 2017, respectively. Share-based compensation expense for the quarter and year includes a $0.9 million credit due to forfeitures related to headcount reductions associated with the strategic realignment of our segment structure. Furthermore, share-based compensation expense for the year includes a $1.8 credit due to forfeitures related to the departure of our former CEO on June 11, 2018. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income. As of September 30, 2018, total share-based compensation of $6.2 is expected to be recognized over the weighted-average period of approximately 2.3 years.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 15 — Commitments and Contingencies
Aluminum Cryobiological Tank Recall
In April 2018, we received several customer inquiries regarding the performance of certain aluminum cryobiological tanks (in the D&S West segment) manufactured at our New Prague, Minnesota facility. An investigation has determined that certain aluminum tanks manufactured at the facility during a limited certain period should be repaired or replaced.  As such, on April 23, 2018, we issued a recall notice for the impacted product lines.  Our D&S West segment recorded an expense of $3.8 to cost of goods sold during the second quarter of 2018 related to the estimated costs of the recall. The remaining liability is included in other current liabilities in the September 30, 2018 unaudited condensed consolidated balance sheet.  This estimated reserve is subject to adjustment to the extent additional developments arise in connection with this matter.
The following table represents the establishment of and changes in the aluminum cryobiological tank recall reserve:

Recall reserve - established April 2018	$3.8
Reserve usage	(3.2)
Balance at September 30, 2018	$0.6
Stainless Steel Cryobiological Tank Legal Proceedings
During the second quarter of 2018, Chart was named in lawsuits (including a class action lawsuit filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California.  No monetary damages related to the alleged failure have been specified or communicated to Chart at this point, and we are evaluating the merits of such claims in light of the limited information available to date regarding use, maintenance and operation of the tank which has been out of our custody for the past six years when it was sold to the Pacific Fertility Center through an independent distributor.  Accordingly, an accrual related to any damages that may result from the lawsuits has not been recorded because a potential loss is not currently probable or estimable.
We plan to assert various defenses against the claims in the lawsuits, including a defense that since manufacture, we were not in any way involved with the installation, ongoing maintenance or monitoring of the tank or related fertility center cryogenic systems at any time since the initial delivery of the tank.
Aluminum Cryobiological Tank Legal Proceeding
Chart has been named in purported class action lawsuits filed in the Ontario Superior Court of Justice against the Company and other defendants with respect to the alleged failure of an aluminum cryobiological storage tank (model FNL XC 47/11-6 W/11) at The Toronto Institute for Reproductive Medicine in Etobicoke, Ontario.  We have confirmed that the tank in question was part of the aluminum cryobiological tank recall commenced on April 23, 2018. We are currently evaluating the merits of the claims and plan to assert various defenses against the claims in the lawsuits. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable or estimable.
NOTE 16 — Restructuring Activities
We implemented certain cost reduction or avoidance actions, primarily related to departmental restructuring, including headcount reductions resulting in associated severance costs. As described in Note 3, “Reportable Segments,” we executed a strategic realignment of our segment structure, which resulted in severance charges during the third quarter 2018. We currently do not expect any significant severance or restructuring charges during the remainder of 2018, although, we are closely monitoring our end markets and order rates and will continue to take appropriate and timely actions as necessary.
During 2017, we implemented a number of cost reduction or avoidance actions, including headcount reductions and facility closures and relocations primarily relating to the consolidation of certain of our facilities in China and relocation of the corporate headquarters. The E&C Wuxi, China facility consolidation was completed during the second quarter of 2017, and the China facility consolidation in our D&S East segment was substantially completed during the fourth quarter of 2017. Our corporate headquarters move from Garfield Heights, Ohio to Ball Ground, Georgia (which was officially effective October 26, 2017) was substantially completed at the end of 2017, and our Garfield Heights lease commitment ended on December 31, 2017.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

The following table is a summary of the severance and other restructuring costs, which included employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Severance:
Cost of sales	$—	$—	$0.2	$0.4
Selling, general, and administrative expenses	1.9	0.8	2.6	2.3
Total severance costs	1.9	0.8	2.8	2.7
Other restructuring:
Cost of sales	—	0.3	0.5	1.9
Selling, general, and administrative expenses	0.1	1.2	0.2	3.9
Total other restructuring costs	0.1	1.5	0.7	5.8

Total restructuring costs	$2.0	$2.3	$3.5	$8.5
The following tables summarize our restructuring activities for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Energy & Chemicals	D&S West	D&S East	Corporate	Consolidated
Balance as of June 30, 2018	$—	$0.2	$—	$—	$0.2
Restructuring costs	0.1	—	0.1	1.8	2.0
Cash payments	(0.1)	(0.1)	—	—	(0.2)
Balance as of September 30, 2018	$—	$0.1	$0.1	$1.8	$2.0

	Three Months Ended September 30, 2017
	Energy & Chemicals	D&S West	D&S East	Corporate	Consolidated
Balance as of June 30, 2017	$—	$0.5	$—	$1.5	$2.0
Restructuring costs	0.2	0.2	0.5	1.4	2.3
Cash payments	—	(0.6)	(0.5)	(1.5)	(2.6)
Balance as of September 30, 2017	$0.2	$0.1	$—	$1.4	$1.7

	Nine Months Ended September 30, 2018
	Energy & Chemicals	D&S West	D&S East	Corporate	Consolidated
Balance as of December 31, 2017	$0.2	$1.2	$0.2	$1.1	$2.7
Restructuring costs	0.5	—	0.6	2.4	3.5
Cash payments	(0.7)	(0.4)	(0.7)	(1.7)	(3.5)
Change in estimates	—	(0.7)	—	—	(0.7)
Balance as of September 30, 2018	$—	$0.1	$0.1	$1.8	$2.0

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2018
(Dollars and shares in millions, except per share amounts) – Continued

	Nine Months Ended September 30, 2017
	Energy & Chemicals	D&S West	D&S East	Corporate	Consolidated
Balance as of December 31, 2016	$0.1	$3.2	$—	$3.0	$6.3
Restructuring charges	2.3	0.9	0.8	4.5	8.5
Cash payments and other	(2.2)	(4.0)	(0.8)	(6.1)	(13.1)
Balance as of September 30, 2017	$0.2	$0.1	$—	$1.4	$1.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Strategic Update
On September 26, 2018, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with the shareholders of VRV s.p.a. (“VRV”), a company incorporated under the laws of the Italian Republic and having its registered office in Milan, Italy. The Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, we will acquire all of the issued and outstanding shares of VRV (the “VRV Acquisition”). VRV is a diversified multinational corporation engaged in the design and manufacture of pressure equipment serving the cryogenic, as well as the energy and petrochemical end markets. The VRV Acquisition purchase price is euro 125 million (equivalent to $144.7 million based on the exchange rate at September 30, 2018) in cash, subject to a working capital adjustment, and we will also assume the outstanding indebtedness of VRV (approximately euro 70 million, equivalent to $81.0 million based on the exchange rate at September 30, 2018). The VRV Acquisition, which is expected to be completed in the fourth quarter of 2018, is expected to add annual net sales of $115 million in 2019, achieve significant cost synergies related to operational efficiencies and sourcing, and be accretive to earnings in the first full year of ownership. The VRV Acquisition is further described in Note 9, “Business Combinations” to our unaudited condensed consolidated financial statements included elsewhere in this report.
To support this strategic acquisition as well as Chart’s expanded focus on geographic expansion outside of North America, we executed a strategic realignment of our segment structure during the third quarter and divided our Distribution & Storage segment into two segments: Distribution & Storage Western Hemisphere (“D&S West”) and Distribution & Storage Eastern Hemisphere (“D&S East”). We believe these changes will facilitate our growth strategies, better align with our customer needs, and provide increased improved transparency of business results to our shareholders.
Additionally, on September 28, 2018, we signed a definitive agreement to sell all of the equity interests in our oxygen-related products business within our BioMedical segment to NGK Spark Plug Co., Ltd. for $133.5 million (the “Divestiture”). The sale is expected to close within the fourth quarter of 2018, following the satisfaction of customary closing conditions, including regulatory requirements. The strategic decision to divest the oxygen-related products business reflects our strategy and capital allocation approach to focus on our core capabilities and offerings.
As a result of the Divestiture, the asset group, which includes our respiratory and on-site generation systems businesses, met the criteria to be held for sale. Furthermore, we determined that the assets held for sale qualify for discontinued operations. As such, the financial results of the respiratory therapy and on-site generation systems businesses are reflected in our unaudited condensed consolidated statements of operations and comprehensive income as discontinued operations for all periods presented. Furthermore, current and non-current assets and liabilities of discontinued operations are reflected in the unaudited condensed consolidated balance sheets for both periods presented. For further information, refer to Note 2, “Discontinued Operations.” The remaining former BioMedical segment business, cryobiological storage systems, is now part of D&S West, and financial information is shown in all tables for D&S West.
The financial information presented and discussion of results that follows is presented on a continuing operations basis.
Third Quarter 2018 Highlights
Third quarter 2018 orders of $263.8 million increased 21.3% compared to the third quarter of 2017 (3% organically) with each segments’ orders increasing year-over-year. The third quarter of 2018 continued to reflect the strong demand seen in 2017 for natural gas liquids (“NGL”), petrochemical applications and bulk industrial gas applications.
Third quarter 2018 sales of $272.2 million increased 34.3% from the third quarter of 2017 (16.0% organically), including increases in our Energy & Chemicals (“E&C”) segment and our D&S West, partially offset by a decrease in D&S East. Sales for Hudson, included in the E&C segment results since the September 20, 2017 acquisition date, were $44.1 million and $6.1 million for the three months ended September 30, 2018 and 2017, respectively. Third quarter 2018 gross margin as a percent of sales of 30.2% increased from 28.6% in the third quarter of 2017, as well as sequentially from the second quarter of 2018 gross margin as a percent of sales of 26.2%. Both period-over-period increases were driven by improved margins in both E&C and D&S West, partially offset by lower margins in D&S East. The sequential increase includes the impact of the previously reported expense related to the estimated costs of the aluminum cryobiological tank recall of $3.8 million recorded in cost of sales in the second quarter of 2018, which negatively impacted the consolidated gross margin as a percent of consolidated sales by 1.4 percentage points in the second quarter.

Outlook
Our 2018 full year outlook reflects year-to-date order growth in our segments and the impact of both 2018 and prior year acquisitions (Hudson, Skaff, VCT and Hetsco, Inc.).  We continue to anticipate that the forecasted global supply/demand LNG gas balance will be reached in 2022-2023, thereby driving LNG export facility orders in 2019. A majority of upcoming projects for U.S. LNG export have transitioned from utilizing traditional single train baseload plants to multi-train mid-scale projects, with a modular approach to achieve baseload capacities. This is important to us because multi-train mid-scale projects, such as the recently announced Driftwood LNG project, may use Chart’s patented IPSMR® technology as well as our brazed aluminum heat exchangers and cold boxes as the main liquefaction heat exchanger technology.
We continue to invest in our automation, process improvement, and productivity activities across the Company, with total anticipated 2018 capital investment of $35.0 million to $40.0 million.  This estimate is inclusive of the capacity expansion in our brazed aluminum heat exchanger facility in La Crosse, Wisconsin, which was completed in October 2018 and totals approximately $24.0 million in capital spend, of which approximately $10.4 million is included in our anticipated 2018 full year capital spend. The total anticipated 2018 capital spend is also inclusive of a line expansion in our LNG vehicle tank facility in Ball Ground, Georgia, which totals approximately $3.0 million and is expected to be completed during first quarter of 2019.

Consolidated Results for the Three Months Ended September 30, 2018 and 2017, and June 30, 2018
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended September 30, 2018 and 2017 and June 30, 2018 (dollars in millions). Financial data for the three months ended June 30, 2018 has been included to provide additional information regarding our business trends on a sequential quarter basis.
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Quarter		Current Quarter vs. Prior Sequential Quarter
	September 30, 2018	September 30, 2017	June 30, 2018	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Energy & Chemicals	$98.1	$46.6	$100.8	$51.5	110.5%	$(2.7)	(2.7)%
D&S West	119.0	99.6	117.6	19.4	19.5%	1.4	1.2%
D&S East	56.8	63.2	62.4	(6.4)	(10.1)%	(5.6)	(9.0)%
Intersegment eliminations	(1.7)	(6.7)	(2.9)	5.0	(74.6)%	1.2	(41.4)%
Consolidated	$272.2	$202.7	$277.9	$69.5	34.3%	$(5.7)	(2.1)%
Gross Profit
Energy & Chemicals	$26.9	$8.6	$21.3	$18.3	212.8%	$5.6	26.3%
D&S West	44.7	37.0	38.2	7.7	20.8%	6.5	17.0%
D&S East	11.2	13.7	14.1	(2.5)	(18.2)%	(2.9)	(20.6)%
Intersegment eliminations	(0.5)	(1.4)	(0.8)	0.9	(64.3)%	0.3	(37.5)%
Consolidated	$82.3	$57.9	$72.8	$24.4	42.1%	$9.5	13.0%
Gross Profit Margin
Energy & Chemicals	27.4%	18.5%	21.1%
D&S West	37.6%	37.1%	32.5%
D&S East	19.7%	21.7%	22.6%
Consolidated	30.2%	28.6%	26.2%
SG&A Expenses
Energy & Chemicals	$11.3	$7.4	$11.7	$3.9	52.7%	$(0.4)	(3.4)%
D&S West	11.6	13.0	13.4	(1.4)	(10.8)%	(1.8)	(13.4)%
D&S East	7.7	7.8	7.3	(0.1)	(1.3)%	0.4	5.5%
Corporate	15.2	19.9	15.7	(4.7)	(23.6)%	(0.5)	(3.2)%
Consolidated	$45.8	$48.1	$48.1	$(2.3)	(4.8)%	$(2.3)	(4.8)%
SG&A Expenses (% of Sales)
Energy & Chemicals	11.5%	15.9%	11.6%
D&S West	9.7%	13.1%	11.4%
D&S East	13.6%	12.3%	11.7%
Consolidated	16.8%	23.7%	17.3%
Operating Income (Loss) (1)
Energy & Chemicals	$12.1	$0.3	$5.9	$11.8	3,933.3%	$6.2	105.1%
D&S West (2)	31.9	23.1	23.6	8.8	38.1%	8.3	35.2%
D&S East	3.3	5.6	6.6	(2.3)	(41.1)%	(3.3)	(50.0)%
Corporate (3) (4)	(15.3)	(20.4)	(15.7)	5.1	(25.0)%	0.4	(2.5)%
Intersegment eliminations	(0.5)	(1.4)	(0.8)	0.9	(64.3)%	0.3	(37.5)%
Consolidated	$31.5	$7.2	$19.6	$24.3	337.5%	$11.9	60.7%
Operating Margin (Loss)
Energy & Chemicals	12.3%	0.6%	5.9%
D&S West	26.8%	23.2%	20.1%
D&S East	5.8%	8.9%	10.6%
Consolidated	11.6%	3.6%	7.1%

_______________
(1) Restructuring costs for the three months ended:

•	September 30, 2018 were $2.0 million ($0.1 million – E&C, 0.1 million – D&S East, and $1.8 million – Corporate).

•	September 30, 2017 were $2.3 million ($0.2 million – E&C, $0.2 million – D&S West, $0.5 million – D&S East, and $1.4 million – Corporate).

•	June 30, 2018 were $0.5 million ($0.2 million – E&C, and 0.3 million – D&S East).

(2)	Includes an expense of $3.8 million recorded to the cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the three months ended June 30, 2018 .

(3)	Includes transaction-related costs of $2.0 million, $7.4 million and $0.8 million for the three months ended September 30, 2018, September 30, 2017, and June 30, 2018, respectively.

(4)
Includes net severance costs of $0.9 million related to headcount reductions associated with the strategic realignment of our segment structure, which includes $1.8 million in payroll severance costs partially offset by a $0.9 million credit due to related share-based compensation forfeitures for the third quarter of 2018. Includes net severance costs of $1.4 million related to the departure of our former CEO on June 11, 2018, which includes $3.2 million in payroll severance costs partially offset by a $1.8 million credit due to related share-based compensation forfeitures for the second quarter of 2018.

Results of Operations for the Three Months Ended September 30, 2018 and 2017, and June 30, 2018
Sales for the third quarter of 2018 compared to the same quarter in 2017 increased $69.5 million, from $202.7 million to $272.2 million, or 34.3%. The increase was driven by E&C, $51.5 million or 110.5%, and D&S West, $19.4 million or 19.5%. Sales for Hudson, included in the E&C segment results since the September 20, 2017 acquisition date were $44.1 million and $6.1 million for the three months ended September 30, 2018 and 2017, respectively. D&S West sales increased $19.4 million primarily due to increased sales in packaged industrial gas applications, while D&S East had a decrease of $6.4 million during the three months ended September 30, 2018 as compared to the same quarter in 2017. Sequentially over the second quarter of 2018, overall sales decreased $5.7 million, driven by a $5.6 million decrease in D&S East related to lower bulk industrial gas and liquefied natural gas applications sales in Europe and a negative impact from foreign currency expense, and a decrease of $2.7 million in E&C due to lower systems and fans sales compared to stronger second quarter sales in these businesses, partially offset by an increase of $1.4 million in D&S West driven by stronger bulk industrial gas applications sales.
Gross profit increased during the third quarter of 2018 compared to the third quarter of 2017 by $24.4 million. The increase was primarily due to $9.7 million in incremental gross profit added from the Hudson acquisition within our E&C segment. Gross profit further increased as a result of higher volume in our D&S West segment partially offset by a small decrease in D&S East. Sequentially over the second quarter of 2018, the increase in gross profit of $9.5 million, or 13.0%, was mainly driven by higher volume within our D&S West segment and project mix in our E&C segment. Third quarter 2018 gross margin as a percent of sales of 30.2% increased from 28.6% in the third quarter of 2017 and increased sequentially from the second quarter of 2018 gross margin as a percent of sales of 26.2%, which would have been 27.5% excluding the impact of the $3.8 million recorded to the cost of sales related to the estimated costs of the aluminum cryobiological tank recall in D&S West during the second quarter of 2018. Both period-over-period increases were driven by improved margins in both E&C and D&S West, partially offset by lower margins in D&S East.
SG&A expenses decreased by $2.3 million, or 4.8%, during the third quarter of 2018 compared to the third quarter of 2017. The decrease was largely driven by a decrease of $5.4 million in transaction costs in the third quarter of 2018 compared to the third quarter of 2017, partially offset by incremental SG&A of $4.1 million from Hudson during the three months ended September 30, 2018. Sequentially over the second quarter of 2018, SG&A expenses also decreased by $2.3 million, which was primarily driven by Corporate net severance costs of $1.4 million related to the departure of our former CEO on June 11, 2018, which includes $3.2 million in payroll severance costs partially offset by a $1.8 million credit due to related share-based compensation forfeitures.
Restructuring costs were $2.0 million in the third quarter of 2018 and were recorded in SG&A, which were related to our strategic realignment of our segment structure, including headcount reductions resulting in associated severance costs. Restructuring costs were $2.3 million in the third quarter of 2017 and were recorded in cost of goods sold ($0.3 million) and SG&A ($2.0 million), which were related to costs to relocate the corporate office from Garfield Heights, Ohio to Ball Ground, Georgia and consolidation of certain facilities in China.

Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended September 30, 2018 and 2017 was $5.3 million and $4.8 million, respectively. Interest expense for the three months ended September 30, 2018 included $0.1 million of 2.0% cash interest, $0.4 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2018, $0.6 million of 1.0% cash interest and $1.9 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2024, and $2.9 million in interest related to borrowings on our senior secured revolving credit facility. For the three months ended September 30, 2018 and 2017, financing costs amortization was $0.3 million for both periods.
Foreign Currency (Gain) Loss
For the three months ended September 30, 2018, foreign currency gains were $0.3 million while foreign currency losses were $1.4 million for the three months ended September 30, 2017. Gains increased by $1.7 million during the three months ended September 30, 2018 due to exchange rate volatility, especially with respect to the euro and Chinese yuan.
Income Tax Expense
Income tax expense of $4.2 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 16.0% and 100.0%, respectively. The effective income tax rate of 16.0% for the third quarter of 2018 was lower than the U.S. federal statutory rate of 21.0% primarily due to tax benefits related to certain share-based compensation, partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the federal statutory rate as well as losses incurred by certain of our Chinese operations for which no benefit was recorded.
The effective income tax rate of 100.0% for the three months ended September 30, 2017 differed from the U.S. federal statutory rate of 35.0% primarily due to losses incurred by certain of the Company’s Chinese operations for which no benefit was recorded, partially offset by foreign exchange losses realized upon the receipt of previously taxed income, and the effect of income earned by certain of the Company’s international entities operating in lower taxed jurisdictions. The third quarter 2017 effective income tax rate was also impacted by transaction costs incurred with the acquisition of Hudson, a portion of which were non-deductible for U.S. federal income tax purposes.
Net Income (Loss) from Continuing Operations
As a result of the foregoing, net income from continuing operations attributable to the Company for the three months ended September 30, 2018 was $21.5 million while net loss from continuing operations attributable to the Company was $0.6 million for the three months ended September 30, 2017.
Discontinued Operations
The results from our oxygen-related products business formerly reported in our BioMedical segment are reflected in our unaudited condensed consolidated financial statements as discontinued operations for all periods presented. For further information, refer to Note 2, “Discontinued Operations.”

Consolidated Results for the Nine Months Ended September 30, 2018 and 2017
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the nine months ended September 30, 2018 and 2017 (dollars in millions):
Selected Financial Information

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2018	September 30, 2017	Variance ($)	Variance (%)
Sales
Energy & Chemicals	$288.8	$126.5	$162.3	128.3%
D&S West	337.2	295.6	41.6	14.1%
D&S East	174.3	166.7	7.6	4.6%
Intersegment eliminations	(6.1)	(15.3)	9.2	(60.1)%
Consolidated	$794.2	$573.5	$220.7	38.5%
Gross Profit
Energy & Chemicals	$67.6	$22.4	$45.2	201.8%
D&S West	119.0	105.3	13.7	13.0%
D&S East	37.1	34.4	2.7	7.8%
Intersegment eliminations	(1.7)	(3.6)	1.9	(52.8)%
Consolidated	$222.0	$158.5	$63.5	40.1%
Gross Profit Margin
Energy & Chemicals	23.4%	17.7%
D&S West	35.3%	35.6%
D&S East	21.3%	20.6%
Consolidated	28.0%	27.6%
SG&A Expenses
Energy & Chemicals	$35.6	$22.6	$13.0	57.5%
D&S West	37.7	39.4	(1.7)	(4.3)%
D&S East	22.8	22.0	0.8	3.6%
Corporate	44.4	49.9	(5.5)	(11.0)%
Consolidated	$140.5	$133.9	$6.6	4.9%
SG&A Expenses (% of Sales)
Energy & Chemicals	12.3%	17.9%
D&S West	11.2%	13.3%
D&S East	13.1%	13.2%
Consolidated	17.7%	23.3%
Operating Income (Loss) (1)
Energy & Chemicals	$20.8	$(2.4)	$23.2	100.0%
D&S West (2)	77.7	62.3	15.4	24.7%
D&S East	13.5	11.8	1.7	14.4%
Corporate (3) (4)	(44.5)	(50.5)	6.0	(11.9)%
Intersegment eliminations	(1.7)	(3.6)	1.9	(52.8)%
Consolidated	$65.8	$17.6	$48.2	273.9%
Operating Margin (Loss)
Energy & Chemicals	7.2%	(1.9)%
D&S West	23.0%	21.1%
D&S East	7.7%	7.1%
Consolidated	8.3%	3.1%
_______________
(1) Restructuring costs for the nine months ended:

•	September 30, 2018 were $3.5 million, ($0.5 million – E&C, $0.6 million – D&S East, and $2.4 million – Corporate).

•	September 30, 2017 were $8.5 million ($2.3 million – E&C, $0.9 million – D&S West, $0.8 million – D&S East, and $4.5 million – Corporate).

(2)	Includes an expense of $3.8 million recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the nine months ended September 30, 2018.

(3)	Includes transaction-related costs of $4.1 million and $8.6 million for the nine months ended September 30, 2018 and 2017, respectively.

(4)
Includes net severance costs of $0.9 million related to headcount reductions associated with the strategic realignment of our segment structure, which includes $1.8 million in payroll severance costs partially offset by a $0.9 million credit due to related share-based compensation forfeitures for the nine months ended September 30, 2018. Includes net severance costs of $1.4 million related to the departure of our former CEO on June 11, 2018, which includes $3.2 million in payroll severance costs partially offset by a $1.8 million credit due to related share-based compensation forfeitures for the nine months ended September 30, 2018.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017
Sales in the nine months ended September 30, 2018 increased compared to the nine months ended September 30, 2017. Sales for Hudson, included in the E&C segment results since the September 20, 2017 acquisition date were $134.9 million and $6.1 million for the nine months ended September 30, 2018 and 2017, respectively. The increase was further driven by stronger sales in D&S West and D&S East.
Gross profit and the related margin increased during the first nine months of 2018 compared to the first nine months of 2017. The increase is primarily due to $35.3 million in gross profit added from the Hudson acquisition within our E&C segment. Gross profit further increased as a result of higher volume in our D&S West and D&S East segments and project mix in our E&C segment. Gross margin as a percent of sales of 28.0% for the nine months ended September 30, 2018 was impacted by an expense of $3.8 million recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the nine months ended September 30, 2018, which negatively impacted consolidated gross margin as a percent of consolidated sales by 0.5 percentage points.
Restructuring costs of $3.5 million for the first nine months of 2018 were recorded in cost of goods sold ($0.7 million) and SG&A ($2.8 million), which were related to certain cost reduction or avoidance actions, primarily related to departmental restructuring, including our strategic realignment of our segment structure, and including headcount reductions resulting in associated severance costs. Restructuring costs of $8.5 million for the first nine months of 2017 were recorded in cost of goods sold ($2.3 million) and SG&A ($6.2 million), which were related to costs to relocate the corporate office from Garfield Heights, Ohio to Ball Ground, Georgia and consolidation of certain facilities in China.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the nine months ended September 30, 2018 and 2017 was $17.9 million and $13.0 million, respectively. Interest expense for the nine months ended September 30, 2018 included $1.0 million of 2.0% cash interest, $1.9 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2018, $1.9 million of 1.0% cash interest and $5.4 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2024, and $8.0 million in interest related to borrowings on our senior secured revolving credit facility. For the nine months ended September 30, 2018 and 2017, financing costs amortization was $1.0 million for both periods.
Foreign currency (gain) loss
For the nine months ended September 30, 2018 foreign currency gains were $0.2 million. We recorded foreign currency losses of $3.1 million for the nine months ended September 30, 2017. Gains increased by $3.3 million during the nine months ended September 30, 2018 due to exchange rate volatility, especially with respect to the euro and Chinese yuan.
Income Tax Expense
Income tax expense of $9.7 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 20.6% and 120.0%, respectively. The effective income tax rate of 20.6% for the nine months ended September 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits related to certain share-based compensation, partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the federal statutory rate as well as losses incurred by certain of our Chinese operations for which no benefit was recorded.

The effective income tax rate of 120.0% for the nine months ended September 30, 2017 differed from the U.S. federal statutory rate of 35% primarily due to losses incurred by certain of the Company’s Chinese operations for which no benefit was recorded, partially offset by foreign exchange losses realized upon the receipt of previously taxed income, and the effect of income earned by certain of the Company’s international entities operating in lower taxed jurisdictions. The year-to-date 2017 effective income tax rate was also impacted by transaction costs incurred with the acquisition of Hudson, a portion of which were non-deductible for U.S. federal income tax purposes.
Net Income (Loss) from Continuing Operations
As a result of the foregoing, net income from continuing operations attributable to the Company for the nine months ended September 30, 2018 was $35.6 million while net loss from continuing operations attributable to the Company was $1.2 million for the nine months ended September 30, 2017.

Segment Results
Our reportable and operational segments include: E&C, D&S West and D&S East. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. For further information, refer to Note 3, “Reportable Segments” note to our unaudited condensed consolidated financial statements included elsewhere in this report. The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three and nine months ended September 30, 2018 and 2017 (dollars in millions):
Energy & Chemicals
Results for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	September 30, 2018	September 30, 2017	Variance ($)	Variance (%)
Sales	$98.1	$46.6	$51.5	110.5%
Gross Profit	26.9	8.6	18.3	212.8%
Gross Profit Margin	27.4%	18.5%
SG&A Expenses	$11.3	$7.4	$3.9	52.7%
SG&A Expenses (% of Sales)	11.5%	15.9%
Operating Income (Loss)	$12.1	$0.3	$11.8	3,933.3%
Operating Margin (Loss)	12.3%	0.6%
For the third quarter of 2018, E&C segment sales increased as compared to the same quarter in 2017. Sales for Hudson, included in the E&C segment results since the September 20, 2017 acquisition date were $44.1 million and $6.1 million for the three months ended September 30, 2018 and 2017, respectively. Excluding the impact from Hudson, sales increased by $13.5 million, which was driven primarily by growth in NGL and petrochemical applications.
For the third quarter of 2018, E&C segment gross profit increased by $8.6 million as compared to the same quarter in 2017, excluding the impact of the Hudson acquisition, which occurred on September 20, 2017, due to improved productivity driven by increased sales volume in NGL and petrochemical applications. The related margin increased primarily due to an increase in high margin short lead-time replacement equipment.
E&C segment SG&A expenses increased during the third quarter of 2018 as compared to the same quarter in 2017 primarily driven by the Hudson acquisition, which added $4.1 million in incremental SG&A during the third quarter of 2018.
Results for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2018	September 30, 2017	Variance ($)	Variance (%)
Sales	$288.8	$126.5	$162.3	128.3%
Gross Profit	67.6	22.4	45.2	201.8%
Gross Profit Margin	23.4%	17.7%
SG&A Expenses	$35.6	$22.6	$13.0	57.5%
SG&A Expenses (% of Sales)	12.3%	17.9%
Operating Income (Loss)	$20.8	$(2.4)	$23.2	100.0%
Operating Margin (Loss)	7.2%	(1.9)%
For the first nine months of 2018, E&C segment sales increased as compared to the same period in 2017. Sales for Hudson, included in the E&C segment results since the September 20, 2017 acquisition date were $134.9 million and $6.1 million for the nine months ended September 30, 2018 and 2017, respectively. Excluding the impact from Hudson, sales increased by $33.5 million, which was driven primarily by growth in NGL and petrochemical applications.
E&C gross profit increased by $9.9 million during the first nine months of 2018 as compared to the same period in 2017, excluding the impact of Hudson acquisition, which occurred on September 20, 2017, due to improved productivity driven by increased sales volume in NGL and petrochemical applications. The related margin increased primarily due to an increase in high margin short lead-time replacement equipment.
E&C segment SG&A expenses increased during the first nine months of 2018 as compared to the same period in 2017 due to the Hudson acquisition, which added $13.3 million in incremental SG&A during the first nine months of 2018.
D&S West
Results for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	September 30, 2018	September 30, 2017	Variance ($)	Variance (%)
Sales	$119.0	$99.6	$19.4	19.5%
Gross Profit	44.7	37.0	7.7	20.8%
Gross Profit Margin	37.6%	37.1%
SG&A Expenses	$11.6	$13.0	$(1.4)	(10.8)%
SG&A Expenses (% of Sales)	9.7%	13.1%
Operating Income	$31.9	$23.1	$8.8	38.1%
Operating Margin	26.8%	23.2%
D&S West segment sales increased during the third quarter of 2018 as compared to the same quarter in 2017 primarily due to an increase in sales within packaged gas industrial applications. As previously discussed, cryobiological storage is now included in the D&S West segment.
D&S West segment gross profit increased during the third quarter of 2018 as compared to the same quarter in 2017 mainly driven by higher volumes in both packaged gas industrial applications and cryobiological storage.
D&S West segment SG&A expenses decreased during the third quarter of 2018 as compared to the same quarter in 2017 mainly due to share-based compensation forfeiture credits related to the strategic realignment of our segment structure, as well as other cost saving measures taken during the quarter. All severance costs related to the strategic realignment of our segment structure were recorded in restructuring within SG&A at Corporate.
Results for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2018	September 30, 2017	Variance ($)	Variance (%)
Sales	$337.2	$295.6	$41.6	14.1%
Gross Profit	119.0	105.3	13.7	13.0%
Gross Profit Margin	35.3%	35.6%
SG&A Expenses	$37.7	$39.4	$(1.7)	(4.3)%
SG&A Expenses (% of Sales)	11.2%	13.3%
Operating Income	$77.7	$62.3	$15.4	24.7%
Operating Margin	23.0%	21.1%
D&S West segment sales increased during the first nine months of 2018 as compared to the same period in 2017 primarily due to an increase in packaged gas industrial applications.
D&S West segment gross profit increased during the first nine months of 2018 as compared to the same period in 2017 mainly driven by higher volume in packaged gas industrial applications. The 2018 year-to-date gross margin percentage was negatively impacted 114 bps due to the estimated costs of the aluminum cryobiological tank recall of $3.8 million recorded in cost of sales in the second quarter.
D&S West segment SG&A expenses decreased during the first nine months of 2018 as compared to the same period in 2017 mainly due to share-based compensation forfeiture credits related to the strategic realignment of our segment structure, as well as other cost saving measures taken during the period. All severance costs related to the strategic realignment of our segment structure was recorded in restructuring within SG&A at Corporate. Additionally, the first nine months of 2017 included a reduction in a contingent consideration liability associated with a prior acquisition, which partially offset the decrease in D&S West segment SG&A expenses.
D&S East
Results for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	September 30, 2018	September 30, 2017	Variance ($)	Variance (%)
Sales	$56.8	$63.2	$(6.4)	(10.1)%
Gross Profit	11.2	13.7	(2.5)	(18.2)%
Gross Profit Margin	19.7%	21.7%
SG&A Expenses	$7.7	$7.8	$(0.1)	(1.3)%
SG&A Expenses (% of Sales)	13.6%	12.3%
Operating Income	$3.3	$5.6	$(2.3)	(41.1)%
Operating Margin	5.8%	8.9%
For the third quarter of 2018, D&S East segment sales decreased as compared to the same quarter in 2017, which was primarily driven by lower sales related to liquefied natural gas applications sales in Europe partially offset by increased sales in bulk industrial gas applications and vehicle tanks.
During the third quarter of 2018, D&S East segment gross profit and the related margin percentage decreased as compared to the same quarter in 2017 primarily due to lower volume and product mix primarily in Europe.
D&S East segment SG&A expenses during the third quarter of 2018, decreased slightly as compared to the same quarter in 2017.
Results for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2018	September 30, 2017	Variance ($)	Variance (%)
Sales	$174.3	$166.7	$7.6	4.6%
Gross Profit	37.1	34.4	2.7	7.8%
Gross Profit Margin	21.3%	20.6%
SG&A Expenses	$22.8	$22.0	$0.8	3.6%
SG&A Expenses (% of Sales)	13.1%	13.2%
Operating Income	$13.5	$11.8	$1.7	14.4%
Operating Margin	7.7%	7.1%
For the first nine months of 2018, the increase in D&S East segment sales as compared to the same period in 2017 was primarily driven by strength in bulk industrial gas applications and packaged gas industrial applications partially offset by lower sales in liquefied natural gas applications.
During the first nine months of 2018, D&S East segment gross profit and the related margin increased as compared to the same period in 2017 primarily due to the increase in volume and favorable product mix primarily in Asia.
D&S East segment SG&A expenses for the first nine months of 2018 increased as compared to the same period in 2017 primarily due to higher employee-related costs.
Corporate
Corporate SG&A expenses decreased by $4.7 million during the third quarter of 2018 as compared to the same quarter in 2017 mainly driven by a $5.4 million reduction in transaction-related costs, which were higher in the third quarter of 2017 due to the September 20, 2017 Hudson acquisition. Corporate SG&A expenses for the first nine months of 2018 decreased by $5.5 million as compared to the same period in 2017 mainly driven by a $5.1 million decrease in share-based compensation expense and a $4.4 million reduction in transaction-related costs, which were higher in 2017 due to the September 20, 2017 Hudson acquisition, partially offset by a $3.4 million increase in severance costs due to the recent strategic restructuring actions mentioned in the Strategic Update section above. Share-based compensation expense included the acceleration of expense based on retirement eligibility provisions as a greater mix of share-based awards satisfied these provisions during the first nine months of 2017 as compared to the first nine months of 2018. Furthermore, we incurred net severance costs of $1.4 million related to the departure of our former CEO on June 11, 2018, which includes $3.2 million in payroll severance costs partially offset by a $1.8 million credit due to related share-based compensation forfeitures for the nine months ended September 30, 2018.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
2024 Notes: On November 6, 2017, we issued 1.00% Convertible Senior Subordinated Notes due 2024 (the “2024 Notes”), the outstanding aggregate principal amount of such notes being $258.8 million at September 30, 2018. The 2024 Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on May 15 and November 15 of each year, and will mature on November 15, 2024, unless converted or repurchased. The effective interest rate at issuance, under generally accepted accounting principles, was 4.8%. Upon conversion, it is our intention to settle the principal amount of the 2024 Notes in cash and excess conversion value in shares of our common stock. The initial conversion price of $58.725 per share represents a conversion premium of 35% over the last reported sale price of our common stock on October 31, 2017, the date of the 2024 Notes offering, which was $43.50 per share. The 2024 Notes are classified as long-term liabilities at September 30, 2018. At the end of the third quarter of 2018, events for early conversion were not met; and thus, the 2024 Notes were not convertible as of, and for the fiscal quarter beginning October 1, 2018. There have been no conversions as of the date of this filing. In the event that holders of 2024 Notes elect to convert, we expect to fund any cash settlement of any such conversion from cash balances or borrowings under our senior secured revolving credit facility. As discussed in Note 7, “Debt and Credit Arrangements” located elsewhere in this report, we entered into privately-negotiated convertible note hedge transactions related to the 2024 Notes, which are expected to reduce the potential dilution upon any future conversion of the 2024 Notes.
2018 Notes: On August 1, 2018, our 2.00% Convertible Senior Subordinated Notes due August 2018 (the “2018 Notes”) matured. The aggregate outstanding principal was $57.1 million at August 1, 2018, and during the nine months ended September 30, 2018, we settled upon maturity the 2018 Notes for total cash consideration of $57.1 million.
Senior Secured Revolving Credit Facility: We have a five-year $450.0 senior secured revolving credit facility (the “SSRCF”), which matures on November 3, 2022. The SSRCF includes a $25.0 million sub-limit for the issuance of swingline loans and a $100.0 million base sub-limit along with a $100.0 million discretionary sub-limit to be used for letters of credit. There is a foreign currency limit of $100.0 million under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $100.0 million made by our wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited. The SSRCF also includes an expansion option permitting us to add up to an aggregate $225.0 million in term loans or revolving credit commitments from its lenders. Loans under the SSRCF bear interest at either (a) the Adjusted Base Rate, or (b) the Adjusted LIBOR (each as defined in Note 7, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included elsewhere in this report), plus, in each case, a margin that varies with our leverage ratio. Significant financial covenants for the SSRCF include a leverage ratio and an interest coverage ratio. As of September 30, 2018, there were $298.5 million in borrowings outstanding under the SSRCF bearing interest at 4.25% and $31.6 million in letters of credit issued and bank guarantees supported by the SSRCF. At September 30, 2018, the SSRCF had availability of $119.9 million. We were in compliance with all covenants, including its financial covenants, at September 30, 2018.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”) and Chart Biomedical (Chengdu) Co. Ltd. (“Chengdu”), wholly-owned subsidiaries of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7.3 million) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC or Chengdu under the China Facilities are guaranteed by the Company. At September 30, 2018, there was 40.0 million Chinese yuan (equivalent to $5.8 million) outstanding under this facility, bearing interest at 5.00%. CCESC and CCDEC, together, had a combined total of 5.0 million Chinese yuan (equivalent to $0.7 million), in bank guarantees at September 30, 2018.
Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintained an unsecured credit facility whereby CCDEC was able to borrow up to 75.0 million Chinese yuan (equivalent to $10.9 million) for working capital purposes. This facility was effective until August 6, 2018. There were no borrowings under this facility during its term.
CCESC has a term loan that is secured by certain CCESC land use rights and allows for up to 86.6 million Chinese yuan (equivalent to $12.6 million) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least

10.0 million Chinese yuan and a final maturity date of May 26, 2024. At September 30, 2018, there was 26.6 million Chinese yuan (equivalent to $3.9 million) outstanding on this loan, bearing interest at 5.39%.
Foreign Facilities – Europe: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 125.0 million Czech koruna (equivalent to $5.6 million) and three secured credit facilities with capacity of up to 6.5 million euros (equivalent to $7.5 million). All four facilities (the “Ferox Credit Facilities”) allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under two of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit, and under one facility, Ferox must pay the letter of credit and guarantee fees equal to 0.50%. Ferox’s land, buildings, and cash collateral secure the credit facilities. At September 30, 2018 there were bank guarantees of 196.6 million Czech koruna (equivalent to $8.8 million) supported by the Ferox Credit Facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 million in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of September 30, 2018.
Our debt and related covenants are further described in Note 7, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $157.2 million at September 30, 2018, an increase of $34.6 million from the balance at December 31, 2017. Our foreign subsidiaries held cash of approximately $135.2 million and $110.5 million, at September 30, 2018, and December 31, 2017, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our SSRCF or other financing alternatives, and cash provided by operations will be sufficient to finance the VRV Acqusition, our normal working capital needs, and investments in properties, facilities, and equipment for the foreseeable future.
Cash provided by operating activities was $63.6 million for the nine months ended September 30, 2018, an increase of $49.3 million from the balance at December 31, 2017, largely due to higher net income.
Cash used in investing activities was $38.1 million and $466.5 million for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, we used $12.5 million of cash for the Skaff acquisition and $26.4 million for capital expenditures mainly related to the capacity expansion of the brazed aluminum heat exchanger facility in La Crosse, Wisconsin and the capacity increase in Ball Ground, Georgia, to support demand for LNG vehicle tanks. During the nine months ended September 30, 2017, we used $446.0 million of cash for the Hudson, Hetsco and VCT acquisitions ($419.4 million, $23.2 million and $3.4 million, respectively) and $21.8 million for capital expenditures.
Cash provided by financing activities was $7.3 million for the nine months ended September 30, 2018 while cash provided by financing activities was $296.2 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we borrowed $182.0 million on our SSRCF mainly to fund the settlement of the 2018 Notes, working capital needs and the Skaff acquisition. We repaid $122.5 million in SSRCF borrowings during the nine months ended September 30, 2018. We also borrowed 40.0 million Chinese yuan (equivalent to $6.3 million) and repaid 5.0 million Chinese yuan (equivalent to $0.8 million) on certain of our China facilities. We repaid 20.0 million Chinese yuan (equivalent to $3.0 million) on the CCESC term loan. We received $5.4 million in proceeds from stock option exercises and used $2.4 million for the purchase of common stock which was surrendered to cover tax withholding elections during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, we borrowed $300 million on our SSRCF to fund the Hudson acquisition. We also borrowed 15.0 million Chinese yuan (equivalent to $2.2 million) and repaid 35.0 million Chinese yuan (equivalent to $5.1 million) on certain of our China facilities. We received $1.1 million in proceeds from stock option exercises and used $2.0 million for the purchase of common stock which was surrendered to cover tax withholding elections during the nine months ended September 30, 2017.

Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2018. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We expect to use cash of approximately $145.0 million to fund the VRV Acquisition, and we may also use up to $81.0 million to payoff some or all of the assumed debt during the fourth quarter. Capital expenditures for the remaining three months of 2018 is expected to be in the range of $10.0 million to $15.0 million primarily to be used for the completion of the capacity expansion of the brazed aluminum heat exchanger facility in La Crosse, Wisconsin. For the remaining three months of 2018, we contemplate the use of approximately $5.0 million to $15.0 million of cash to pay U.S. and foreign income taxes.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Backlog may be negatively impacted by the ability or likelihood of customers to fulfill their obligations. Our backlog as of September 30, 2018 was $501.5 million compared to $465.8 million as of September 30, 2017 and $513.8 million as of June 30, 2018.
The table below represents orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	September 30, 2018	September 30, 2017	June 30, 2018
Orders
Energy & Chemicals	$84.9	$65.9	$122.5
D&S West	103.3	92.3	126.9
D&S East	75.6	59.2	67.8
Consolidated	$263.8	$217.4	$317.2

	As of
	September 30, 2018	September 30, 2017	June 30, 2018
Backlog
Energy & Chemicals	$226.0	$234.6	$238.6
D&S West	130.7	111.0	147.2
D&S East	144.8	120.2	128.0
Consolidated	$501.5	$465.8	$513.8
E&C segment orders for the three months ended September 30, 2018 were $84.9 million compared to $65.9 million for the three months ended September 30, 2017 and $122.5 million for the three months ended June 30, 2018. E&C segment orders include $43.1 million and $92.2 million in orders related to Hudson for the three months ended September 30, 2018 and June 30, 2018, respectively. Included in our second quarter of 2018 orders was a $28 million order for our Hudson Products air cooled heat exchangers on a large LNG project, as well as a $13 million order for equipment for a natural gas liquids fractionation project.  A small portion of these orders will ship in 2018, and the remainder are expected to ship in 2019. E&C segment backlog totaled $226.0 million as of September 30, 2018, compared to $234.6 million as of September 30, 2017 and $238.6 million as of June 30, 2018. E&C segment backlog as of September 30, 2018 and June 30, 2018 includes $102.0 million and $104.3 million related to Hudson, respectively. Excluding Hudson, the decrease in backlog as compared to the balance as of September 30, 2017 was primarily driven by petrochemical and natural gas processing applications. Included in E&C segment backlog for the three and nine months ended September 30, 2018 is approximately $40.0 million related to the previously announced Magnolia LNG order where production release is delayed until 2019. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly year over year.
D&S West segment orders for the three months ended September 30, 2018 were $103.3 million compared to $92.3 million for the three months ended September 30, 2017 and $126.9 million for the three months ended June 30, 2018. The decrease in

D&S West segment orders from the second quarter of 2018 was primarily attributable to lower orders within bulk industrial gas systems. The increase in D&S West segment orders during the third quarter of 2018 when compared to the same quarter last year was attributable to growth in vehicle tanks and standard tanks within packaged gas industrial applications and liquefied natural gas applications. D&S West segment backlog totaled $130.7 million at September 30, 2018 compared to $111.0 million as of September 30, 2017 and $147.2 million as of June 30, 2018.
D&S East segment orders for the three months ended September 30, 2018 were $75.6 million compared to $59.2 million for the three months ended September 30, 2017 and $67.8 million for the three months ended June 30, 2018. The increase from the second quarter of 2018 in D&S East segment orders was mainly attributable to industrial gas trailers and engineered tanks within bulk industrial gas applications. The increase in D&S East segment orders during the three months ended September 30, 2018 when compared to the same quarter last year was mainly driven by strong orders for mobile equipment and standard tanks within bulk industrial gas applications. D&S East segment backlog at September 30, 2018 totaled $144.8 million compared to $120.2 million as of September 30, 2017 and $128.0 million as of June 30, 2018.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
Application of Critical Accounting Policies
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2017. In particular, judgment is used in areas such as revenue from contracts with customers, goodwill, indefinite-lived intangibles, long-lived assets (including finite-lived intangible assets), product warranty costs, and pensions. For a description of our critical accounting policies and estimates affecting revenue from contracts with customers, see Note 4, “Revenue” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. A summary of other significant accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2017.
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, trends, and statements regarding the acquisition of VRV and disposition of the Company’s oxygen-related products business) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Factors that could cause the Company’s actual results to differ materially from those described in the forward-looking statements include: those found in the risk factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017, which should be reviewed carefully; Chart’s ability to close the VRV Acquisition, successfully integrate VRV, and achieve anticipated revenue, earnings and accretion; estimated segment revenues, future revenue, earnings, cash flows and margin targets and run rates; and Chart’s ability to close the sale of its oxygen-related products business. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time.
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
Interest Rate Risk: Our primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from the weighted-average interest rate of 4.25% at September 30, 2018, and assuming no changes in the $298.5 million of borrowings outstanding under the SSRCF at September 30, 2018, our additional annual expense would be approximately $6.0 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of comprehensive income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, and the Japanese yen. During the third quarter of 2018, the U.S. dollar strengthened in relation to the Chinese yuan, Japanese yen and euro by 4%, 3% and 1%, respectively. At September 30, 2018, a hypothetical further 10% weakening of the U.S. dollar would not materially affect our financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the British pound, and the Chinese yuan. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the unaudited condensed consolidated statements of operations and comprehensive income as a component of foreign currency loss. We enter into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At September 30, 2018, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts.
Market Price Sensitive Instruments
In connection with the pricing of the 2024 Notes, we entered into privately-negotiated convertible note hedge transactions (the “Note Hedge Transactions”) with certain parties, including affiliates of the initial purchasers of the 2024 Notes (the “Option Counterparties”). These Note Hedge Transactions are expected to reduce the potential dilution upon any future conversion the 2024 Notes.
We also entered into separate, privately-negotiated warrant transactions with the Option Counterparties to acquire up to 4.41 million shares of our common stock. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions related to the 2024 Notes was initially $71.775 per share. Further information is located in Note 7, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We perform an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer, President and Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As disclosed in Note 15, “Commitments and Contingencies”, Chart was named in lawsuits (including purported class action lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California, and Chart has also been named in purported class action lawsuits filed in the Ontario Superior Court of Justice against Chart and other defendants with respect to the alleged failure of an aluminum cryobiological storage tank (model FNL XC 47/11-6 W/11) at The Toronto Institute for Reproductive Medicine in Etobicoke, Ontario.  We hereby incorporate by reference into this Item 1 the disclosure under the headings “Note 15, Commitments and Contingencies – Stainless Steel Cryobiological Tank Legal Proceedings” and “Note 15, Commitments and Contingencies – Aluminum Cryobiological Tank Legal Proceedings”.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2018	102	$62.41	—	$—
August 1 – 31, 2018	87	75.56	—	—
September 1 – 30, 2018	885	75.61	—	—
Total	1,074	74.35	—	—
During the third quarter of 2018, 1,074 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $79,852. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended September 30, 2018.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

2.1
Share Purchase Agreement, by and among Chart Industries, Inc., Alessandro Spada, Elena Spada and Federico Spada, dated as of September 26, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2018 (File No. 001-11442)).*

2.2
Stock Purchase Agreement, by and among Chart Inc., Chart Industries Luxembourg S.à r.l., Chart Asia Investment Company Limited and NGK Spark Plug Co., Ltd., dated as of September 28, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2018 (File No. 001-11442)).*

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

*
Certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and Chart agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date:	October 18, 2018	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)
(Duly Authorized Officer)