Form 10-K
period 2018-12-31
CHART INDUSTRIES INC
filed 2019-02-22
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of $61.68 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $1,909,931,501.
As of February 18, 2019, there were 31,597,161 outstanding shares of the Company’s common stock, par value $0.01 per share.
Documents Incorporated by Reference
Portions of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 22, 2019 (the “2019 Proxy Statement”).
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2018.

CHART INDUSTRIES, INC.

PART I

Item 1.	Business
THE COMPANY
Overview
Chart Industries, Inc., a Delaware corporation incorporated in 1992 (the “Company,” “Chart,” “we,” “us,” or “our” as used herein refers to Chart Industries, Inc. and our consolidated subsidiaries, unless the context indicates otherwise), is a leading diversified global manufacturer of highly engineered equipment, packaged solutions, and value-add services used throughout the gas to liquid cycle in all industries that require gases as cryogenic liquids or alternative equipment for gas generation, generally for the industrial gas and energy industries. Our equipment and engineered systems are primarily used to cool gases often to cryogenic liquid temperatures and then to transport and store them as liquids utilizing our expertise in cryogenic systems and equipment. Our equipment often operates at temperatures approaching absolute zero (0 Kelvin; -273° Centigrade; -459° Fahrenheit). Our products include vacuum insulated containment vessels, heat exchangers, cold boxes, liquefaction process units, other cryogenic components, gas processing equipment, and ambient temperature fans.
Our primary customers are large, multinational producers and distributors of hydrocarbon and industrial gases and their end-users. We sell our products and services to more than 2,000 customers worldwide. We have developed long-standing relationships with leading companies in the gas production, gas distribution, gas processing, liquefied natural gas or LNG, petroleum refining, chemical and industrial gas industries, including Air Products, Praxair, Air Liquide, Bechtel Corporation, ExxonMobil, British Petroleum or BP, ConocoPhillips, PetroChina, CB&I, Toyo, JGC, Samsung, UOP, and Shell, some of whom have been purchasing our products for over 20 years.
We have attained this position by capitalizing on our technical expertise and know-how, broad product offering, reputation for quality, low-cost global manufacturing footprint, and by focusing on attractive, growing markets. We have an established sales and customer support presence across the globe and manufacturing operations in the United States, Central Europe, China and India. For the years ended December 31, 2018, 2017 and 2016, we generated sales of $1,084.3 million, $842.9 million, and $722.0 million, respectively.
On November 15, 2018, we completed the acquisition of VRV S.r.l. and its subsidiaries (collectively “VRV”). VRV is a diversified multinational corporation with highly automated, purpose-built facilities for the design and manufacture of pressure equipment serving the industrial gas and energy end markets. VRV’s results are included in our E&C and D&S East segments from the date of acquisition. For further discussion refer to “Note 12, Business Combinations,” to our consolidated financial statements included elsewhere in this report.
On December 20, 2018, we completed the divestiture of our oxygen-related business (the “CAIRE Divestiture”) to NGK SPARK PLUG CO., LTD. A portion of our former Biomedical segment business related to cryogenic technological expertise (the “Cryobiological Business”) was excluded from the CAIRE Divestiture. Our disclosure in “Item 1 – Business” reflects the CAIRE Divestiture and is presented on a continuing operations basis.
Segments, Applications and Products

To support the VRV acquisition as well as our expanded focus on geographic expansion outside of North America, we executed a strategic realignment of our segment structure during the third quarter and divided our Distribution & Storage segment into two segments: Distribution & Storage Western Hemisphere (“D&S West”) and Distribution & Storage Eastern Hemisphere (“D&S East”). Likewise, the former BioMedical segment was eliminated in connection with the CAIRE Divestiture, with the remaining Cryobiological Business now managed by and part of D&S West. We believe this strategic realignment of our segment structure will facilitate our growth strategies, better align with our customer needs, and provide improved transparency of business results to our shareholders. As a result of these changes, we now operate in two major end-market applications: Energy and Industrial Gas, through our three business segments: (i) Energy & Chemicals (“E&C”), (ii) D&S East, and (iii) D&S West. While each segment manufactures and markets different cryogenic and gas processing equipment and systems to distinct end-users, they all share a reliance on our heat transfer, vacuum insulation, low temperature storage, and gas processing know-how and expertise. Each of our segments manufacture products used primarily in energy-related and industrial applications, such as the separation, liquefaction, distribution, and storage of hydrocarbon and industrial gases. The recent VRV acquisition was complementary to our D&S East and E&C end markets and technologies, while expanding our presence in Europe and India and expanding our end market into the “warm” side of energy and petrochemical processing. Further information about these segments is located in Note 4 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The following charts show the proportion of our revenues generated by each business segment, as well as our estimate of the proportion of revenue generated by end-user application for the year ended December 31, 2018:
Energy & Chemicals Segment
E&C (36% of sales for the year ended December 31, 2018) facilitates major natural gas, petrochemical processing, petroleum refining, power generation and industrial gas companies in the production of their products. E&C supplies mission critical engineered equipment and systems used in the separation, liquefaction, and purification of hydrocarbon and industrial gases that span gas-to-liquid applications including natural gas processing, petrochemical, LNG, petroleum refining and industrial gas applications. Our principal products include brazed aluminum heat exchangers, Core-in-Kettle® heat exchangers, air cooled heat exchangers, cold boxes, shell & tube heat exchangers, reactors and process systems as well as axial cooling fans for power, HVAC, and refining end user applications. Brazed aluminum heat exchangers accounted for 6.1%, 6.3%, and 9.4% of consolidated sales for the years ended December 31, 2018, 2017 and 2016, respectively. Process systems accounted for 3.1%, 3.6%, and 6.9% of consolidated sales for the years ended December 31, 2018, 2017 and 2016, respectively.
Natural Gas Processing (including Petrochemical) Applications
We provide natural gas processing solutions that facilitate the progressive cooling and liquefaction of hydrocarbon mixtures for the subsequent recovery or purification of component gases, which accounted for 24.2%, 18.1%, and 14.6% of consolidated sales for the years ended December 31, 2018, 2017, and 2016, respectively. Primary products used in these applications include brazed aluminum heat exchangers, cold boxes and air cooled heat exchangers. Our brazed aluminum heat exchangers allow producers to obtain purified hydrocarbon by-products, such as methane, ethane, propane, and ethylene, which are commercially marketable for various industrial or residential uses. Our cold boxes are highly engineered systems that incorporate brazed aluminum heat exchangers, pressure vessels, and interconnecting piping used to significantly reduce the temperature of gas mixtures to liquefy component gases so that they can be separated and purified for further use in multiple energy, industrial, scientific, and commercial applications. Our air cooled heat exchangers are used to cool or condense fluids to allow for further processing and for cooling gas compression equipment. Customers for our natural gas processing applications include large companies in the hydrocarbon processing industry, as well as engineering, procurement and construction (“EPC”) contractors.
Demand for these applications is primarily driven by the growth in the natural gas liquids (or NGLs) separation and other natural gas segments of the hydrocarbon processing industries, including LNG. In the future, management believes that continuing efforts by petroleum producing countries to better utilize stranded natural gas and associated gases which historically had been flared, present a promising source of demand. We have a number of competitors for our heat exchangers and cold boxes, including certain leading companies in the industrial gas and hydrocarbon processing industries and many smaller fabrication-only facilities around the world. Competition with respect to our more specialized brazed aluminum heat exchangers includes a small number of global (European and Asian) manufacturers.
LNG Applications
We provide process technology, liquefaction train, and independent mission critical equipment for the liquefaction of LNG, including small to mid-scale facilities, floating LNG applications, and large base-load export facilities, which accounted for 3.7%, 3.5%, and 5.3% of consolidated sales for the years ended December 31, 2018, 2017, and 2016, respectively. We are a leading supplier to EPC firms where we provide equipment or design the process and provide equipment, providing an integrated and optimized approach to the project. These “Concept-to-Reality” process systems incorporate many of Chart’s core products, including brazed aluminum heat exchangers, Core-in-Kettle® heat exchangers, cold boxes, pressure vessels, pipe work, and air cooled heat exchangers. These systems are used for global LNG projects, including projects in North America and China, for local LNG production and LNG export terminals. Our proprietary IPSMR® (Integrated Pre-cooled Single Mixed Refrigerant) liquefaction process technology offers lower capital expenditure rates than competing processes per ton of LNG produced and very competitive operating costs.
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

D&S West
D&S West (42% of sales for the year ended December 31, 2018) designs, manufactures, and services cryogenic solutions for the storage and delivery of cryogenic liquids used in industrial gas and LNG applications. D&S West includes distribution and storage operations in the United States and Latin America and primarily serves the Americas geographic region. D&S West also includes cryobiological storage manufacturing and distribution operations in the U.S., Europe and Asia, which serve customers around the world. Using sophisticated vacuum insulation technology, our cryogenic storage systems are able to store and transport liquefied industrial gases and hydrocarbon gases at temperatures from 0° Fahrenheit to temperatures nearing absolute zero. End-use customers for our cryogenic storage equipment include industrial gas producers and distributors, chemical producers, manufacturers of electrical components, health care organizations, food processors, and businesses in the oil and natural gas industries. On a product line basis, cryogenic bulk storage systems, which include LNG cryogenic systems and after market services, accounted for 35.6% of D&S West segment sales in 2018, and represented 15.0%, 18.8% and 24.1% of consolidated sales for the years ended December 31, 2018, 2017 and 2016, respectively. Cryogenic packaged gas systems, which include LNG cryogenic systems and after market services, accounted for 46.4% of D&S West segment sales in 2018, and represented 19.5%, 19.6% and 18.4% of consolidated sales for the years ended December 31, 2018, 2017 and 2016, respectively. We service industrial gas and LNG applications as follows:
Industrial Gas Applications
We design, manufacture, install, service, and maintain bulk and packaged gas cryogenic solutions for the storage, distribution, vaporization, and application of industrial gases, which accounted for 27.8%, 31.5%, and 36.2% of consolidated sales for the years ended December 31, 2018, 2017, and 2016, respectively. Industrial gas applications include any end-use of the major elements of air (nitrogen, oxygen, and argon), including manufacturing, welding, electronics, medical, nitrogen dosing, food processing, and beverage carbonation. Carbon dioxide, nitrous oxide, hydrogen, and helium applications also utilize our equipment. Our products span the entire spectrum of industrial gas demand from small customers requiring cryogenic packaged gases to large users requiring custom engineered cryogenic storage systems in both mobile and stationary applications. We also offer cryogenic components, including vacuum insulated pipe (“VIP”), engineered bulk gas installations, specialty liquid nitrogen, or LN2, end-use equipment, and cryogenic flow meters. Principal customers for industrial applications are global industrial gas producers and distributors.
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
LNG Applications
We supply cryogenic solutions for the storage, distribution, regasification, and use of LNG, which accounted for 6.6%, 6.9%, and 6.4% of consolidated sales for the years ended December 31, 2018, 2017, and 2016, respectively. LNG may be utilized as an alternative to other fossil fuels such as diesel, propane, or fuel oil in transportation or off pipeline applications. Examples include heavy duty truck and transit bus transportation, locomotive propulsion, marine, and power generation in remote areas that often occurs in oil and gas drilling. We refer to our LNG distribution products as a “Virtual Pipeline,” as the traditional natural gas pipeline is replaced with cryogenic distribution to deliver the gas to the end-user. We supply cryogenic trailers, ISO containers, railcars, bulk storage tanks, fuel stations, loading facilities, and regasification equipment specially configured for delivering LNG into Virtual Pipeline applications. LNG may also be used as a fuel for a variety of on and off-road vehicles and applications. Our LNG vehicle fueling applications primarily consist of LNG and liquefied/compressed natural gas refueling systems for heavy-duty truck and bus fleets. We sell LNG applications around the world from various D&S West and D&S East facilities to numerous end-users, energy companies, and gas distributors. Additionally, we supply large vacuum insulated storage tanks as equipment for purchasers of standard liquefaction plants sold by our E&C business.
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
After Market Services
D&S West operates multiple service locations in the U.S. These service locations provide installation, service, repair, maintenance, and refurbishment of cryogenic products. We service Chart products, as well as our competitors primarily in North America. We provide services for storage vessels, VIP, reconfigurations, relocation, trailers, ISO containers, vaporizers, and other gas to liquid equipment. With the acquisition of Skaff on January 2, 2018, we expanded our direct regional presence for service and aftermarket support in the Northeast United States. Skaff provides quality repair service and remanufacturing of cryogenic and liquefied natural gas storage tanks and trailers and also maintains a portfolio of cryogenic storage equipment that is leased to customers for temporary and permanent needs.
Cryobiological Storage
Our cryobiological storage products, which were part of our former BioMedical segment, include vacuum insulated containment vessels for the storage of biological materials. The primary applications for this product line include medical laboratories, biotech/pharmaceutical research facilities, blood and tissue banks, veterinary laboratories, large-scale repositories, and artificial insemination, particularly in the beef and dairy industry.
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
D&S East
D&S East (22% of sales for the year ended December 31, 2018) designs, manufactures, and services cryogenic solutions for the storage and delivery of cryogenic liquids used in industrial gas and LNG applications. D&S East includes distribution and storage operations in Europe and Asia and primarily serves the geographic regions of Europe, the Middle East, Africa and Asia (including China and India). The distribution and storage portion of the recent VRV acquisition is included in this segment. With the exception of Cryobiological Storage, which is contained solely within D&S West, D&S East utilizes the same technologies and product lines as those employed by and disclosed with respect to D&S West, except for a valves business acquired as part of the VRV acquisition. Product lines within D&S East which represent significant consolidated sales in any of the three years ending December 31, 2018 are as follows:

•
Cryogenic bulk storage systems (including LNG cryogenic systems and after market services) accounted for 16.4%, 18.0% and 19.6% of consolidated sales for the years ended December 31, 2018, 2017 and 2016 respectively.

•
Cryogenic packaged gas systems (including LNG cryogenic systems and after market services) accounted for 6.3%, 9.5% and 7.8% of consolidated sales for the years ended December 31, 2018, 2017 and 2016 respectively.

Within Industrial Gas Applications

•
Bulk and packaged gas cryogenic solutions for the storage, distribution, vaporization and application of industrial gases accounted for 16.7%, 18.0% and 18.1% of consolidated sales for the years ended December 31, 2018, 2017 and 2016 respectively.

Within LNG Applications

•
Cryogenic solutions for the storage, distribution, regasification and use of LNG accounted for 6.0%, 9.5% and 9.3% of consolidated sales for the years ended December 31, 2018, 2017 and 2016 respectively.

After Market Services
D&S East operates multiple service locations in Europe and Asia. The recent VRV acquisition expanded the service and repair access and offerings in these regions. These service locations provide installation, service, repair, maintenance, and refurbishment of cryogenic products. We service Chart products, as well as our competitors mainly throughout Europe and Asia. We provide services for storage vessels, VIP, reconfigurations, relocation, trailers, ISO containers, vaporizers, and other gas to liquid equipment.
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
Backlog
The dollar amount of our backlog as of December 31, 2018, 2017 and 2016 was $568.2 million, $446.4 million, and $326.2 million, respectively. Backlog as of December 31, 2018 included $81.6 million related to our November 15, 2018 acquisition of VRV. Backlog as of December 31, 2017 included $65.8 million related to our September 20, 2017 acquisition of RCHPH Holdings, Inc. (“Hudson”). We expect to recognize revenue on approximately 91.8% of the remaining performance obligations over the next 12 months and 0.4% of the remaining performance obligations over the next 13 to 24 months, with the remaining balance recognized thereafter. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue under the percentage of completion method or based upon shipment. Backlog can be significantly affected by the timing of orders for large products, particularly in the E&C segment, and the amount of backlog at December 31, 2018 described above is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel all or part of the order, potentially subject to the payment of certain costs and/or penalties. For further information about our backlog, including backlog by business segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Customers
We sell our products primarily to gas producers, distributors, and end-users across energy, industrial, cryobiological storage, power, HVAC and refining applications in countries throughout the world. Sales to our top ten customers accounted for 39%, 38%, and 41% of consolidated sales in 2018, 2017 and 2016, respectively. Sales to Praxair and Linde, which combined in 2018, exceeded 10% of consolidated sales in 2018 on a combined basis and represented approximately $121.6 million or 11.2% of consolidated sales in 2018 and is primarily attributable to the D&S West segment, along with D&S East and E&C segments. Sales to Air Liquide, exceeded 10% of consolidated sales in 2016, and represented approximately $90.6 million or 12.5% of consolidated sales in 2016 and is primarily attributable to the D&S West segment, along with the D&S East and E&C segments.
Our sales to particular customers fluctuate from period to period, but the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of revenue for us. Our supply contracts are generally contracts for “requirements” only. While our customers may be obligated to purchase a certain percentage of their supplies from us, there are generally no minimum requirements. Also, many of our contracts may be canceled at any time, subject to possible cancellation charges. To minimize credit risk from trade receivables, we review the financial condition of potential customers in relation to established credit requirements before sales credit is extended and we monitor the financial condition of customers to help ensure timely collections and to minimize losses. In addition, for certain domestic and foreign customers, we require advance payments, letters of credit, bankers’ acceptances, and other such guarantees of payment. Certain customers also require us to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition to placing the order. We believe our relationships with our customers are generally good.
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

Raw Materials and Suppliers
We manufacture most of the products we sell. The raw materials used in manufacturing include aluminum products (including sheets, bars, plate, and piping), stainless steel products (including sheets, plates, heads, and piping), palladium oxide, carbon steel products (including sheets, plates, and heads), valves and gauges, and fabricated metal components. Most raw materials are available from multiple sources of supply. We have long-term relationships with our raw material suppliers and other vendors. Commodity components of our raw material (stainless steel and carbon steel) could experience some level of volatility during 2019 and may have a relational impact on raw material pricing. Subject to certain risks related to our suppliers as discussed under Item 1A. “Risk Factors,” we foresee no acute shortages of any raw materials that would have a material adverse effect on our operations.
Employees
As of January 31, 2019, we had 4,605 employees, including 2,244 domestic employees and 2,361 international employees.
We are party to one collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”) covering 238 employees at our La Crosse, Wisconsin heat exchanger facility. Effective February 3, 2018, we entered into a three-year agreement with the IAM which expires on February 6, 2021.
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
We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned or formerly owned manufacturing facilities and at one owned facility that is leased to a third party. We believe that we are currently in substantial compliance with all known environmental regulations. We accrue for certain environmental remediation-related activities for which commitments or remediation plans have been developed or for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 7 years as ongoing costs of remediation programs. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings, or competitive position. We are not anticipating any material capital expenditures in 2019 that are directly related to regulatory compliance matters. Although we believe we have adequately provided for the cost of all known environmental conditions, additional contamination, the outcome of disputed matters, or changes in regulatory posture could result in more costly remediation measures than budgeted, or those we believe are adequate or required by existing law. We believe that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on our financial position, liquidity, cash flows, or results of operations.
Available Information
Additional information about the Company is available at www.chartindustries.com. On the Investor Relations page of the website, the public may obtain free copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable following the time that they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additionally, we have posted our Code of Ethical Business Conduct and Officer Code of Ethics on our website, which are also available free of charge to any shareholder interested in obtaining a copy. References to our website do not constitute incorporation by reference of the information contained on such website, and such information is not part of this Form 10-K.

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
Sales to our top ten customers accounted for 39%, 38%, and 41% of consolidated sales in 2018, 2017 and 2016, respectively, with sales to one customer of approximately 11.2% of consolidated sales in 2018 and one customer of approximately 12.5% of consolidated sales in 2016. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. While our sales to particular customers fluctuate from period to period, the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of our sales.
The loss of any of our major customers, consolidation of our customers, or a decrease or delay in orders or anticipated spending by such customers could materially reduce our sales and profitability. Although order activity in 2018 increased year over year, we continued to experience energy price volatility and our customers’ adjusted project timing. Delays in the anticipated timing of LNG infrastructure build out could materially reduce the demand for our products. Our largest customers could also engage in business combinations, which could increase their size, reduce their demand for our products as they recognize synergies or rationalize assets and increase or decrease the portion of our total sales concentration to any single customer. For example, four of our largest customers have combined in recent years, with Airgas and Air Liquide combining in 2016 and Praxair and Linde combining in 2018. Further industry consolidation could further exacerbate our customer concentration risk.
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
Similarly, it is critical that we appropriately manage our planned capital expenditures in this challenging economic environment. For example, we have invested or plan to invest approximately $35 to $40 million in new capital expenditures in 2019. If we fail to manage the projects related to these capital expenditures in an effective manner, we may lose the opportunity to obtain some new customer orders or the ability to operate our businesses efficiently. Even if we effectively implement these projects, the orders needed to support the capital expenditure may not be obtained, may be delayed, or may be less than expected, which may result in sales or profitability at lower levels than anticipated. For example, while we invested in the expansion of D&S East in China in recent years, we have experienced significant delays in some of the related orders anticipated to support that expansion, which has resulted in the underutilization of our capacity in China. In addition, we have completed a $24 million capital expansion for additional capacity in our Brazed Aluminum Heat Exchanger facility in La Crosse, Wisconsin as of October

1, 2018, allowing us to handle expected 2019 larger LNG related equipment orders; if, however, those anticipated orders do not materialize, we could experience underutilization of our capacity in La Crosse, Wisconsin.
Decreases in energy prices, or a decrease in the cost of oil relative to natural gas, may decrease demand for some of our products and cause downward pressure on the prices we charge, which could harm our business, financial condition, and results of operations.
A significant amount of our sales is to customers in the energy production and supply industry. We estimate that 47% of our sales for the year ended December 31, 2018 were generated by end-users in the energy industry, with many of our products sold for natural gas-related applications. Accordingly, demand for a significant portion of our products depends upon the level of capital expenditures by companies in the oil and gas industry, which depends, in part, on energy prices, as well as the price of oil relative to natural gas for some applications. Some applications for our products could see greater demand when prices for natural gas are relatively low compared to oil prices, but a sustained decline in energy prices generally and a resultant downturn in energy production activities could negatively affect the capital expenditures of our customers. For example, the sharp decline in oil prices since the fourth quarter of 2014 has had a negative impact on demand for some of our products. Although prices have recovered somewhat from these lows, any further deterioration and significant decline in the capital expenditures of our customers, whether due to a decrease in the market price of energy or otherwise, may decrease demand for our products and cause downward pressure on the prices we charge. Accordingly, if there is a continued or further downturn in the energy production and supply industry, including a decline in the cost of oil relative to natural gas, our business, financial condition, and results of operations could be adversely affected.
We carry goodwill and indefinite-lived intangible assets on our balance sheet, which are subject to impairment testing and could subject us to significant non-cash charges to earnings in the future if impairment occurs.
As of December 31, 2018, we had goodwill and indefinite-lived intangible assets of $619.0 million, which represented approximately 32.6% of our total assets. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually in the fourth quarter or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in our stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Our stock price historically has shown volatility and often fluctuates significantly in response to market and other factors. Declines in our stock price, lower operating results and any decline in industry conditions in the future could increase the risk of impairment. Impairment testing incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates, and our judgment regarding the applicable discount rates used on estimated operating results and cash flows. If we determine at a future time that further impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.
Our backlog is subject to modification, termination or reduction of orders, which could negatively impact our sales.
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as sales. The dollar amount of backlog as of December 31, 2018 was $568.2 million. Our backlog can be significantly affected by the timing of orders for large projects, particularly in our E&C segment, and the amount of our backlog at December 31, 2018 is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Although modifications and terminations of our orders may be partially offset by cancellation fees, customers can, and sometimes do, terminate or modify these orders. We cannot predict whether cancellations will accelerate or diminish in the future. Cancellations of purchase orders, indications that the customers will not perform or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. For example, during 2015, D&S East segment backlog was reduced by approximately $150.0 million when circumstances suggested that our customers were not likely to take delivery in the future. Our failure to replace canceled orders could negatively impact our sales and results of operations. Included in the E&C backlog is approximately $40 million related to the previously announced Magnolia LNG order where production release is delayed into late 2019.  We did not have any significant cancellations in 2018, 2017 and 2016.
We may fail to successfully integrate companies that provide complementary products or technologies, including the Hudson acquisition and the recent VRV acquisition.
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

For example, we acquired Hudson on September 30, 2017 for a purchase price of $419.5 million, net of cash acquired (including certain estimated net working capital adjustments and acquisition-related tax benefits acquired). Furthermore, we recently acquired VRV on November 15, 2018 for a purchase price of euro 125.0 million, or approximately $141.3 million. The benefits that are expected to result from the VRV and Hudson acquisitions will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies from the acquisitions. There can be no assurance that we successfully or cost-effectively integrate Hudson and VRV into our business and realize these expected benefits. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.
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
Due to the high pressures and low temperatures at which many of our products are used, the inherent risks associated with concentrated industrial and hydrocarbon gases, and the fact that some of our products are relied upon by our customers or end users in their facilities or operations or are manufactured for relatively broad industrial, medical, transportation, or consumer use, we face an inherent risk of exposure to claims in the event that the failure, use, or misuse of our products results, or is alleged to result, in death, bodily injury, property damage, or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We have been subject to claims from time to time, some of which were substantial. For example, during 2018 we were named in lawsuits (including purported class action lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank at the Pacific Fertility Center in San Francisco, California, and we have also been named in purported class action lawsuits filed in the Ontario Superior Court of Justice against Chart and other defendants with respect to the alleged failure of an aluminum cryobiological storage tank at The Toronto Institute for Reproductive Medicine in Etobicoke, Ontario. See Item 3. “Legal Proceedings,” for further details. Although we currently maintain product liability coverage, which we believe is adequate for existing product liability claims and for the continued operation of our business, it includes customary exclusions and conditions, it may not cover certain specialized applications such as aerospace-related applications, and it generally does not cover warranty claims. Additionally, such insurance may become difficult to obtain or be unobtainable in the future on terms acceptable to us. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage, or a significant warranty claim or series of claims against us, could materially decrease our liquidity, impair our financial condition, and adversely affect our results of operations.
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
In addition, we are exposed to changes in interest rates. While our convertible notes have a fixed cash coupon, other instruments, primarily borrowings under our senior secured revolving credit facility, are exposed to a variable interest rate. The impact of a 100 basis point increase in interest rates to our senior secured revolving credit facility is discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section of this report.
As a global business, we are exposed to economic, political, and other risks in different countries which could materially reduce our sales, profitability or cash flows, or materially increase our liabilities.
Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. In 2018, 2017 and 2016, 44%, 44%, and 48%, respectively, of our sales occurred in international markets. Our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	exchange controls and currency restrictions;

•	changes in a specific country’s or region’s political, social or economic conditions, particularly in emerging markets;

•	civil unrest, turmoil or outbreak of disease in any of the countries in which we operate or sell our products;

•	tariffs, other trade protection measures, as discussed in more detail below, and import or export licensing requirements;

•
potential adverse changes in trade agreements between the United States and foreign countries, including the proposed United States-Mexico-Canada Agreement (USMCA), among the United States, Canada and Mexico;

•	uncertainty and potentially negative consequences relating to the United Kingdom’s vote to leave the European Union (“Brexit”);

•	potentially negative consequences from changes in U.S. and international tax laws;

•	difficulty in staffing and managing geographically widespread operations;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	different regulatory regimes controlling the protection of our intellectual property;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our foreign subsidiaries;

•	difficulty in collecting international accounts receivable;

•	difficulty in enforcement of contractual obligations under non-U.S. law;

•	transportation delays or interruptions;

•	changes in regulatory requirements; and

•	the burden of complying with multiple and potentially conflicting laws.

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

Changes in U.S. trade policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.
Our international operations and transactions also depend upon favorable trade relations between the United States and the foreign countries in which our customers and suppliers have operations. Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. The current U.S. presidential administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.
As a result of recent policy changes of the U.S. presidential administration and recent U.S. government proposals, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. We do a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business and the foregoing factors may cause a reduction in our sales, profitability or cash flows, or cause an increase in our liabilities.
Data privacy and data security considerations could impact our business.
The interpretation and application of data protection laws, including but not limited to the General Data Protection Regulation (the “GDPR”) in Europe, are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data security practices.  Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.  Further, although we are implementing internal controls and procedures designed to ensure compliance with the GDPR and other privacy-related laws, rules and regulations (collectively, the “Data Protection Laws”), there can be no assurance that our controls and procedures will enable us to fully comply with all Data Protection Laws.
Despite our efforts to protect sensitive information and confidential and personal data, comply with applicable laws, rules and regulations and implement data security measures, our facilities and systems may be vulnerable to security breaches and other data loss, including cyber-attacks.  In addition, it is not possible to predict the impact on our business of the future loss, alteration or misappropriation of information in our possession related to us, our employees, former employees, customers, suppliers or others. This could lead to negative publicity, legal claims, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions and other significant costs, which could adversely affect our reputation, financial condition and results of operations.
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
We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. A failure to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property may require expensive investment in protracted litigation and the investment of substantial management time and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. The patents in our patent portfolio are scheduled to expire from 2019 to 2039.
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
We may be required to make expenditures in order to comply with environmental, health and safety laws and climate change regulations, or incur additional liabilities under these laws and regulations.
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
Certain U.S. hourly and salaried employees are covered by our defined benefit pension plan. The plan has been frozen since February 2006. As of December 31, 2018, the projected benefit obligation under our pension plan was approximately $53.6 million, and the value of the assets of the plan was approximately $42.8 million, resulting in our pension plan being underfunded by approximately $10.8 million.
As part of the Hudson acquisition we acquired a noncontributory defined benefit plan covering certain employees of a Hudson subsidiary. This plan is closed to new participants. As of December 31, 2018, the projected benefit obligation of the plan was $2.5 million, and the fair value of plan assets were $1.7 million, resulting in the pension plan being underfunded by approximately $0.8 million.
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

Our future results of operations could be affected by changes in the effective tax rate as a result of changes in tax laws, regulations and judicial rulings. In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law in the United States, which among other things, lowered the federal corporate income tax rate from 35% to 21% and moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries. Although our effective tax rate decreased during 2018, there can be no assurances that any expected benefit from the Tax Cuts and Jobs Act will be maintained long-term given political and other uncertainties.

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
Our effective tax rate could also be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from share-based compensation, the valuation of deferred tax assets and liabilities and changes in accounting principles. In addition, we are subject to income tax audits by many tax jurisdictions throughout the world. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

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
We are leveraged and have future debt service obligations. Our financial performance could be affected by our leverage. As of December 31, 2018, our total indebtedness was $599.3 million. In addition, at that date, under our senior secured revolving credit facility, we had $47.6 million of letters of credit and bank guarantees outstanding and borrowing capacity of approximately $173.1 million. Through separate facilities, our subsidiaries had $11.4 million in bank guarantees outstanding at December 31, 2018.
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
We may be able to incur substantial additional indebtedness in the future. The terms of our debt instruments do not fully prohibit us from doing so. Our senior secured revolving credit facility provides commitments of up to $550.0 million, approximately $173.1 million of which would have been available for future borrowings (after giving effect to letters of credit and bank guarantees outstanding) as of December 31, 2018. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments and Related Covenants.” We may also further increase the size of our senior secured revolving credit facility which includes an expansion option permitting us to add up to an aggregate of $225.0 million in additional borrowings, subject to certain conditions, or we could refinance with higher borrowing limits. If new debt is added to our current debt levels, the related risks that we now face could intensify.
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
A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our senior secured revolving credit facility. If an event of default occurs under our senior secured revolving credit facility, which includes an event of default under the indenture governing our 1.00% Convertible Senior Subordinated Notes due November 2024, the lenders could elect to:

•	declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable; or

•	require us to apply all of our available cash to repay the borrowings, either of which could result in an event of default under our convertible notes or prevent us from making payments on the convertible notes when due in 2024, as the case may be. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further financing.

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
If a fundamental change occurs under our 1.00% Convertible Senior Subordinated Notes due November 2024, the holders of the convertible notes may require us to purchase for cash any or all of the convertible notes. However, there can be no assurance that we will have sufficient funds at the time of the fundamental change to purchase all of the convertible notes delivered for purchase, and we may not be able to arrange necessary financing on acceptable terms, if at all. Likewise, if one of the conversion contingencies of our convertible notes is triggered, holders of convertible notes will be entitled to convert the convertible notes at any time during specified periods.
We are subject to counterparty risk with respect to the convertible note hedge and capped call transactions associated with our 1.00% Convertible Senior Subordinated Notes due November 2024.
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
In addition, the terms of our 1.00% Convertible Senior Subordinated Notes due November 2024 may require us to purchase these convertible notes for cash in the event of a takeover of our Company. The indentures governing the convertible notes also prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the convertible notes. These and other provisions applicable to the convertible notes may have the effect of increasing the cost of acquiring us or otherwise discourage a third party from acquiring us.

The issuance of common stock upon conversion of our 1.00% Convertible Senior Subordinated Notes due November 2024 could cause dilution to the interests of our existing stockholders.
As of December 31, 2018, we had $258.8 million aggregate principal amount of our 1.00% Convertible Senior Subordinated Notes due November 2024. Prior to the close of business on the business day immediately preceding August 15, 2024, the convertible notes will be convertible only upon satisfaction of certain conditions. Holders may convert their 1.00% convertible notes at their option at any time after August 15, 2024 until the close of business on the second scheduled trading day immediately preceding November 15, 2024. We currently intend to settle conversions of 1.00% convertible notes through a combination of the payment of cash and issuance of shares, with payments of cash up to the aggregate principal amount of the convertible notes to be converted and delivering shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. The number of shares issued could be significant and such an issuance could cause significant dilution to the interests of the existing stockholders.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
We occupy 47 facilities totaling approximately 5.5 million square feet, including the locations listed below, with the majority devoted to manufacturing, assembly, and storage. Of these facilities, approximately 4.3 million square feet are owned and 1.2 million square feet are occupied under operating leases. One of our owned facilities, a 0.1 million square foot facility in Clarksville, Arkansas, is leased to a third party. We currently lease approximately 20 thousand square feet for our corporate office in Ball Ground, Georgia. Our major owned facilities in the United States are subject to mortgages securing our senior secured revolving credit facility.
The following table summarizes information about our principal plants and other materially important physical properties as of January 31, 2019:

Location	Segment	Ownership	Use
Ball Ground, Georgia, U.S.	Corporate	Leased	Office
Luxembourg, Luxembourg	Corporate	Leased	Office
Chennai, India	D&S East	Owned	Manufacturing/Office
Decin, Czech Republic	D&S East	Owned	Manufacturing/Office
Goch, Germany	D&S East	Owned	Manufacturing/Office
Kuala Lumpur, Malaysia	D&S East	Leased	Marketing & Sales/Office
Lery, France	D&S East and D&S West	Owned	Manufacturing/Office
Changzhou, China	D&S East and Energy & Chemicals	Leased/Owned	Manufacturing/Office
Milan, Italy	D&S East and Energy & Chemicals	Leased/Owned	Manufacturing/Office
Ball Ground, Georgia, U.S.	D&S West	Leased/Owned	Manufacturing/Office/Service
Chengdu, China	D&S West	Owned	Manufacturing/Office
New Prague, Minnesota, U.S.	D&S West	Leased/Owned	Manufacturing/Office/Service
Owatonna, Minnesota, U.S.	D&S West	Leased	Manufacturing/Office
Houston, Texas, U.S.	D&S West and Energy & Chemicals	Leased/Owned	Manufacturing/Office/Service
Beasley, Texas, U.S.	Energy & Chemicals	Owned	Manufacturing/Office
Franklin, Indiana, U.S.	Energy & Chemicals	Leased	Manufacturing/Office/Service
La Crosse, Wisconsin, U.S.	Energy & Chemicals	Leased/Owned	Manufacturing/Office
Monterey, Mexico	Energy & Chemicals	Owned	Manufacturing/Office
New Iberia, Louisiana, U.S.	Energy & Chemicals	Leased	Manufacturing
Pombia, Italy	Energy & Chemicals	Leased	Manufacturing/Office
The Woodlands, Texas, U.S.	Energy & Chemicals	Leased	Office
Tulsa, Oklahoma, U.S.	Energy & Chemicals	Leased/Owned	Manufacturing/Office

Regulatory Environment
We are subject to federal, state, and local regulations relating to the discharge of materials into the environment, production and handling of hazardous and regulated materials, and the conduct and condition of our production facilities. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings, or competitive position. We are not anticipating any material capital expenditures in 2019 that are directly related to regulatory compliance matters. We are also not aware of any pending or potential regulatory changes that would have a material adverse impact on our business.

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
We have asserted various defenses against the claims in the lawsuits, including a defense that since manufacture, we were not in any way involved with the installation, ongoing maintenance or monitoring of the tank or related fertility center cryogenic systems at any time since the initial delivery of the tank.
Aluminum Cryobiological Tank Legal Proceeding
Chart has been named in purported class action lawsuits filed during the second quarter of 2018 in the Ontario Superior Court of Justice against the Company and other defendants with respect to the alleged failure of an aluminum cryobiological storage tank (model FNL XC 47/11-6 W/11) at The Toronto Institute for Reproductive Medicine in Etobicoke, Ontario.  We have confirmed that the tank in question was part of the aluminum cryobiological tank recall commenced on April 23, 2018. We have asserted various defenses against the claims in the lawsuits and are in the early stages of litigation. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable or estimable.
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
Item 4.    Mine Safety Disclosures
Not applicable.

Item 4A.	Executive Officers of the Registrant*
The name, age and positions of each Executive Officer of the Company as of February 15, 2019 are as follows:

Name	Age	Position
Jillian C. (Jill) Evanko	41	Chief Executive Officer and President
Jeffrey R. (Jeff) Lass	49	Vice President and Chief Financial Officer
Gerald F. (Gerry) Vinci	53	Vice President, Chief Human Resources Officer
* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
Jillian C. (Jill) Evanko was appointed Chief Executive Officer and President on June 12, 2018 and served as Chief Financial Officer from March 1, 2017 until January 14, 2019. Ms. Evanko joined Chart on February 13, 2017 as Vice President of Finance. Prior to joining Chart, Ms. Evanko served as the Vice President and Chief Financial Officer of Truck-Lite Co., LLC, a manufacturer of lighting and specialty products for the truck and commercial vehicle industries, since October 2016, prior to which she held multiple executive positions at Dover Corporation, a diversified global manufacturer, and its subsidiaries, including the role of Vice President and Chief Financial Officer of Dover Fluids since January 2014. Prior to joining Dover in 2004, Ms. Evanko worked in valuation services at Arthur Andersen, LLP and also held audit and accounting roles for Honeywell and Sony Corporation of America.
Jeffrey R. (Jeff) Lass was appointed Vice President and Chief Financial Officer on January 14, 2019. Prior to joining Chart, Mr. Lass served as Vice President of Finance & Operations and Chief Financial Officer of CognitiveScale, an artificial intelligence software development company, since May 2018. Prior to that, he served as Vice President and Chief Financial Officer of Dover Fueling Solutions, a manufacturer of advanced fuel dispensing equipment, from December 2016 to May 2018, and previously served in various executive roles for Wayne Fueling Systems, a global fuel dispenser manufacturer for retail and fleet applications

(both as part of its ownership by General Electric and Riverstone Holdings after its separation from General Electric in 2014), from February 2011 through December 2016. Mr. Lass also previously held Finance roles at Dresser, Inc., Pavilion Technologies, Trilogy Software, Inc. Applied Materials, Inc. and Pricewaterhouse LLP.
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
Chart’s common stock is traded on the NASDAQ Global Select Market under the symbol “GTLS.” As of February 1, 2019, there were 169 holders of record of our common stock. Since many holders hold shares in “street name,” we believe that there are a significantly larger number of beneficial owners of our common stock than the number of record holders.
We do not currently intend to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, for future operations, debt reduction and potential acquisitions. The amounts available to us to pay future cash dividends may be restricted by our senior secured revolving credit facility to the extent our pro forma leverage ratio exceeds certain targets. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant.
Cumulative Total Return Comparison
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of Chart with the cumulative return of a hypothetical investment in each of the S&P SmallCap 600 Index and our Peer Group Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on December 31, 2013, including reinvestment of dividends, if any.

	December 31,
	2013	2014	2015	2016	2017	2018
Chart Industries, Inc.	$100.00	$35.76	$18.78	$37.66	$49.00	$67.99
S&P SmallCap 600 Index	100.00	105.76	103.67	131.20	148.56	135.96
Peer Group Index	100.00	97.01	86.99	113.64	135.14	110.98
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the fourth quarter of 2018, 5,645 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $332,900. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended December 31, 2018.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — 31, 2018	114	$74.65	—	$—
November 1 — 30, 2018	—	—	—	—
December 1 — 31, 2018	5,531	58.65	—	—
Total	5,645	$58.97	—	$—

Item 6.	Selected Financial Data
The following table sets forth selected historical consolidated financial information as of the dates and for each of the periods indicated. We selected historical financial consolidated data as of and for the years ended December 31, 2018, 2017 and 2016 derived from our audited financial statements for such periods incorporated by reference into Item 8 of this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP. We selected historical financial consolidated data as of and for the years ended December 31, 2015 and 2014 derived from our audited financial statements for such periods, which have been modified in order to conform to the discontinued operations presentation as further discussed in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
The following table should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (all dollar amounts in millions, except per share data):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Sales (1) (2)	$1,084.3	$842.9	$722.0	$883.2	$1,032.8
Cost of sales (3)	788.4	611.3	512.3	631.1	721.7
Gross profit	295.9	231.6	209.7	252.1	311.1
Operating expenses (4) (5) (6) (7) (8) (9)	203.8	193.1	167.5	174.8	172.0
Asset impairments	—	—	1.2	151.8	—
Operating income (loss) (1) (2)	92.1	38.5	41.0	(74.5)	139.1
Interest expense, net (including deferred financing costs amortization)	22.7	18.6	16.4	13.9	14.4
Loss on extinguishment of debt (10)	—	4.9	—	—	—
Foreign currency loss	0.4	3.9	0.5	2.0	0.5
Other expenses, net	23.1	27.4	16.9	15.9	14.9
Income (loss) before income taxes	69.0	11.1	24.1	(90.4)	124.2
Income tax expense (benefit), net (11)	13.4	(16.6)	10.6	8.3	40.3
Net income (loss) from continuing operations	55.6	27.7	13.5	(98.7)	83.9
Income (loss) from discontinued operations, net of tax (12)	34.4	1.8	11.2	(105.8)	(0.8)
Net income (loss)	90.0	29.5	24.7	(204.5)	83.1
Less: Income (loss) attributable to noncontrolling interests, net of taxes	2.0	1.5	(3.5)	(1.5)	1.2
Net income (loss) attributable to Chart Industries, Inc.	$88.0	$28.0	$28.2	$(203.0)	$81.9

	Year Ended December 31,
	2018	2017	2016	2015	2014
Earnings Per Share Data:
Basic earnings (loss) per common share attributable to Chart Industries, Inc.
Income (loss) from continuing operations	$1.73	$0.85	$0.55	$(3.19)	$2.72
Income (loss) from discontinued operations	1.10	0.06	0.37	(3.47)	(0.03)
Net Income (loss) attributable to Chart Industries, Inc.	$2.83	$0.91	$0.92	$(6.66)	$2.69
Diluted earnings (loss) per common share attributable to Chart Industries, Inc. (13)
Income (loss) from continuing operations	$1.67	$0.84	$0.55	$(3.19)	$2.70
Income (loss) from discontinued operations	1.06	0.05	0.36	(3.47)	(0.03)
Net Income (loss) attributable to Chart Industries, Inc.	$2.73	$0.89	$0.91	$(6.66)	$2.67

Weighted-average shares — basic	31.05	30.74	30.58	30.49	30.38
Weighted-average shares — diluted (13)	32.20	31.34	30.98	30.49	30.67

Cash Flow Data:
Cash provided by operating activities	$119.0	$44.3	$169.3	$98.4	$124.3
Cash used in investing activities	(260.6)	(477.8)	(17.0)	(70.2)	(70.1)
Cash provided by (used in) financing activities	38.2	275.2	7.7	0.4	(70.8)
Cash provided by (used in) discontinued operations	102.5	0.5	0.4	(0.7)	(8.0)

Other Financial Data:
Depreciation and amortization, including deferred financing costs amortization (14)	$52.1	$38.9	$34.4	$36.2	$32.3

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$118.1	$122.6	$282.0	$123.7	$103.7
Working capital (15)	177.0	73.0	60.4	139.1	157.6
Goodwill (16) (17)	520.7	459.7	208.9	209.3	347.7
Identifiable intangible assets, net (16) (17)	330.4	286.4	74.5	84.8	94.6
Total assets (16) (17)	1,897.7	1,724.7	1,233.0	1,200.1	1,459.5
Long-term debt (18)	533.2	439.2	233.7	213.8	201.6
Total debt (18)	544.4	498.1	240.2	220.0	206.5
Chart Industries, Inc. shareholders’ equity	884.5	802.2	697.2	670.6	879.9
_______________

(1)	Includes sales and operating loss for VRV, included in the E&C and D&S East segments results since the acquisition date, November 15, 2018 as follows:

•	Sales were $14.1 (E&C: $3.8, D&S East: $10.3) for the year ended December 31, 2018, and

•
Operating (loss) income was $(2.0) (E&C: $(2.2), D&S East: $0.2) for the year ended December 31, 2018, which included $1.5 of depreciation and amortization expense and $1.6 in expense recognized in the cost of sales related to inventory step-up.

(2)	Includes sales and operating income for Hudson, included in the E&C segment results since the acquisition date, September 20, 2017 as follows:

•	Sales were $180.3 and $58.0 for the year ended December 31, 2018 and 2017, respectively, and

•	Operating income was $19.0 and $6.4 for the year ended December 31, 2018 and 2017, respectively.

(3)	Cost of sales includes restructuring costs of $0.8 million, $2.7 million, $3.5 million and $2.9 million for the years ended December 31, 2018, 2017, 2016 and 2015, respectively.

(4)
Operating expenses include selling, general and administrative expenses and amortization expense. Amortization expense related to intangible assets for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 was $21.9 million, $12.2 million, $8.8 million, $9.2 million, and $8.1 million, respectively.

(5)	Includes an expense of $4.0 million recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the year ended December 31, 2018.

(6)	Operating income (loss) includes restructuring costs of $4.4 million, $11.2 million, 9.5 million and $6.4 million for the years ended December 31, 2018, 2017, 2016 and 2015, respectively.

(7)	Includes transaction-related costs of $10.1 million, $0.4 million, $0.7 million, and $1.2 million for the years ended December 31, 2017, 2016, 2015 and 2014, respectively.

(8)
Includes transaction-related costs of $2.1 million for the year ended December 31, 2018, which were mainly related to the VRV acquisition. Includes integration costs of $0.8 million related to the VRV acquisition for the year ended December 31, 2018.

(9)
During the year ended December 31, 2018, we recorded net severance costs of $2.3 million primarily related to headcount reductions associated with the strategic realignment of our segment structure, which includes $1.8 million in payroll severance costs partially offset by a $0.9 million credit due to related share-based compensation forfeitures for 2018. Includes net severance costs of $1.4 million related to the departure of our former CEO, which includes $3.2 million in payroll severance costs partially offset by a $1.8 million credit due to related share-based compensation forfeitures for 2018.

(10)
During the year ended December 31, 2017, we recorded a $4.9 million loss on extinguishment of debt associated with the repurchase of $192.9 million principal amount of our $250.0 million 2.00% convertible notes due August 2018 and refinance of our senior secured revolving credit facility.

(11)
Includes a one-time $22.5 million net favorable tax benefit that was recorded during the fourth quarter of 2017, which resulted from the enactment of the Tax Cuts and Jobs Act. This benefit mainly consisted of a one-time, provisional benefit of $26.9 million related to the remeasurement of certain of our deferred tax liabilities using the lower U.S. federal corporate tax rate of 21%. This was partially offset by (i) a one-time, provisional charge of $8.7 million related to the deemed repatriation transition tax, which is a tax on previously untaxed accumulated earnings and profits of certain of our foreign subsidiaries, and (ii) a one-time tax expense and tax benefit of $4.5 million and $8.7 million, respectively, related to our intent to amend pre-acquisition Hudson U.S. federal tax returns. We have completed our analysis to determine the effect of the Tax Cuts and Jobs Act, and as such, we have recorded an additional tax benefit of $1.8 million.

(12)	Includes gain on sale of the CAIRE business of $34.3 million, net of taxes of $2.6 million, for the year ended December 31, 2018.

(13)	Zero incremental shares from share-based awards are included in the computation of diluted net loss per share for periods in which a net loss occurs, because to do so would be anti-dilutive.

(14)	Includes deferred financing costs amortization of $1.3 million for each of the years ended December 31, 2018, 2017, 2016, and 2015 and $1.4 million for the year ended December 31, 2014.

(15)
Working capital is defined as current assets excluding cash and cash equivalents minus current liabilities excluding short-term debt and current portion of long-term debt (including current convertible notes, if applicable).

(16)
Total assets at December 31, 2017 included $572.8 million related to Hudson of which $238.3 million and $211.0 million represented acquired goodwill and identifiable intangible assets, net, respectively. For further information, see Note 12, “Business Combinations,” in the consolidated financial statements located elsewhere in this report.

(17)
Total assets at December 31, 2018 included $327.8 million related to VRV of which $64.0 million and $66.4 million represented acquired goodwill and identifiable intangible assets, net, respectively. For further information, see Note 12, “Business Combinations,” in the consolidated financial statements located elsewhere in this report.

(18)
Total debt at December 31, 2018 includes convertible notes, net of unamortized discounts and debt issuance costs of $203.9 million, $329.3 million outstanding borrowings on our senior secured revolving credit facility and $11.2 million in borrowings on our foreign facilities. Long-term debt represents total debt less current maturities. At December 31, 2018 current maturities were $11.2 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with the “Selected Financial Data” section and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. Actual results may differ materially from those discussed below. See “Forward-Looking Statements” at the end of this discussion and Item 1A. “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with this discussion.
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
Strategic Update
On November 15, 2018, Chart completed the previously announced acquisition of VRV S.r.l. and its subsidiaries (collectively “VRV”). VRV is a diversified multinational corporation engaged in the design and manufacture of pressure equipment serving the cryogenic, as well as the energy and petrochemical end markets. The VRV acquisition purchase price, which is subject to a working capital adjustment expected in the first quarter of 2019, was euro 188.7 million (equivalent to $213.3 million), inclusive of the base purchase price of euro 125.0 million (equivalent to $141.3 million) in cash and assumed indebtedness of VRV, which was paid off immediately at closing or shortly thereafter, of euro 63.7 million (equivalent to $72.0 million). Additional indebtedness of VRV of $4.9 million was assumed at the acquisition date and not paid off, although we expect to pay it off in early 2019. We funded the VRV acquisition, including the subsequent payoff of assumed indebtedness, with borrowings of euro 140.0 million (equivalent to $160.3 million) from our senior secured revolving credit facility and the remainder with cash on hand. All U.S. dollar equivalent dollar amounts are based on the exchange rate as of the acquisition date. VRV is expected to add annual net sales of $115 million in 2019, achieve significant cost synergies related to operational efficiencies and sourcing, and be accretive to earnings in our first full year of ownership. The VRV acquisition is further described in Note 12, “Business Combinations,” to our consolidated financial statements included elsewhere in this report.
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
Additionally, on December 20, 2018, we closed on the sale of all of the equity interests in our oxygen-related products business within our former BioMedical segment to NGK SPARK PLUG CO., LTD. (the “Buyer”) for $133.5 million (the “Divestiture”). The strategic decision to divest the oxygen-related products business reflects our strategy and capital allocation approach to focus on our core capabilities and offerings.
As a result of the Divestiture, the asset group, which includes our respiratory and on-site generation systems businesses, met the criteria to be held for sale. Furthermore, we determined that the assets held for sale qualify for discontinued operations. As such, the financial results of the respiratory therapy and on-site generation systems businesses are reflected in our consolidated statements of income and comprehensive income as discontinued operations for all periods presented. Furthermore, current and non-current assets and liabilities of discontinued operations are reflected in the audited consolidated balance sheets as of December 31, 2017. For further information, refer to Note 3, “Discontinued Operations,” in the consolidated financial statements located elsewhere in this report. The remaining former BioMedical segment business, cryobiological storage systems, is now part of D&S West, and financial information is shown in all tables for D&S West.
The financial information presented and discussion of results that follows is presented on a continuing operations basis.
2018 Highlights
Orders in 2018 of $1,142.4 million increased 32.6% compared to 2017 (11.7% organically) with each segments’ orders increasing year-over-year. Fiscal year 2018 continued to reflect the strong demand seen in 2017 for natural gas liquids (“NGL”), petrochemical applications and bulk industrial gas applications.
Sales in 2018 of $1,084.3 million increased 28.6% compared to 2017 (13.4% organically), across all segments including double-digit increases in our Energy & Chemicals (“E&C”) segment and our D&S West segment. Sales for Hudson, included in the E&C segment results since the September 20, 2017 acquisition date, were $180.3 million and $58.0 million for the years ended December 31, 2018 and 2017, respectively. Sales for VRV, included in both the E&C and D&S East segment results since the

November 15, 2018 acquisition date, were $14.1 million for the year ended December 31, 2018. Selling, general and administrative (“SG&A”) expenses as a percentage of consolidated sales decreased from 21.5% in 2017 to 16.8% as a result of the improvement generated by our recent restructuring and cost-reduction initiatives. Operating income in 2018 of $92.1 million increased 139.2% compared to 2017 (134.0%, organically), across all segments.
Outlook
Our 2019 full year outlook reflects 2018 and 2019 organic year-to-date order growth in our segments and the positive contributions from both 2018 and 2017 acquisitions VRV, Skaff Cryogenics and Cryo-Lease (together “Skaff”), RCHPH Holdings, Inc. (“Hudson”), VCT Vogel GmbH (“VCT”) and Hetsco, Inc.  We continue to anticipate that the forecasted global supply/demand LNG gas balance will be reached in 2022-2023, thereby driving LNG export facility orders in 2019 and 2020. A majority of upcoming projects for U.S. LNG export have transitioned from utilizing traditional single train baseload plants to multi-train mid-scale projects, with a modular approach to achieve baseload capacities. This is important to us because multi-train mid-scale projects, such as the previously announced Driftwood LNG project, may use Chart’s patented IPSMR® technology as well as our brazed aluminum heat exchangers and cold boxes as the main liquefaction heat exchanger technology.
We continue to invest in our automation, process improvement, and productivity activities across the Company, with total anticipated 2019 capital investment of $35.0 million to $40.0 million. The total anticipated 2019 capital spend is inclusive of anticipated capital spending at VRV, potential investment in the LNG fuel systems production line in Europe and automation projects in our New Prague, Minnesota facility.
Operating Results
The following table sets forth the percentage relationship that each line item in our consolidated statements of income represents to sales for the years ended December 31, 2018, 2017 and 2016 (dollars in millions):

	2018	2017	2016
Sales	100.0%	100.0%	100.0%
Cost of sales (1) (2)	72.7	72.5	71.0
Gross profit	27.3	27.5	29.0
Selling, general and administrative expenses (2) (3) (4) (5) (6) (7)	16.8	21.5	22.0
Amortization expense	2.0	1.4	1.2
Asset impairments	—	—	0.2
Operating income	8.5	4.6	5.7
Interest expense, net (8) (9)	2.0	2.1	2.1
Loss on extinguishment of debt (10)	—	0.6	—
Financing costs amortization	0.1	0.2	0.2
Foreign currency loss	—	0.5	0.1
Income tax expense (benefit), net (11)	1.2	(2.0)	1.5
Net income from continuing operations	5.1	3.3	1.9
Income from discontinued operations, net of tax	3.2	0.2	1.6
Net income	8.3	3.5	3.4
Income (loss) attributable to noncontrolling interests, net of taxes	0.2	0.2	(0.5)
Net income attributable to Chart Industries, Inc.	8.1	3.3	3.9
 _______________

(1)	Cost of sales includes restructuring costs of $0.8 million, $2.7 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Includes an expense of $4.0 million recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the year ended December 31, 2018.

(3)	Selling, general and administrative expenses includes restructuring costs of $3.6 million, $8.5 million and $6.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(4)
Includes transaction-related costs of $2.1 million for the year ended December 31, 2018, which were mainly related to the VRV acquisition. Includes integration costs of $0.8 million related to the VRV acquisition for the year ended December 31, 2018.

(5)	Includes transaction-related costs of $10.1 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively.

(6)
During the year ended December 31, 2018, we recorded net severance costs of $2.3 million primarily related to headcount reductions associated with the strategic realignment of our segment structure, which includes $1.8 million in payroll severance costs partially offset by a $0.9 million credit due to related share-based compensation forfeitures for 2018. Includes net severance costs of $1.4 million related to the departure of our former CEO, which includes $3.2 million in payroll severance costs partially offset by a $1.8 million credit due to related share-based compensation forfeitures for 2018.

(7)
Includes share-based compensation expense of $4.9 million, $10.6 million, and $10.1 million, representing 0.5%, 1.3%, and 1.4% of sales, for the years ended December 31, 2018, 2017 and 2016, respectively.

(8)
Includes $1.9 million, $11.8 million, and $12.5 million of non-cash interest accretion expense related to the carrying amount of the 2.00% Convertible Senior Subordinated Notes due August 2018 (the “2018 Notes”), representing 0.2%, 1.4%, and 1.7% of sales, for the years ended December 31, 2018, 2017 and 2016, respectively.

(9)
Includes $7.2 million and $1.1 million of non-cash interest accretion expense related to the carrying amount of the 1.00% Convertible Senior Subordinated Notes due November 2024 (the “2024 Notes”), representing 0.7% and 0.1% of sales for the years ended December 31, 2018 and 2017, respectively.

(10)
During the year ended December 31, 2017, we recorded a $4.9 million loss on extinguishment of debt associated with the repurchase of $192.9 million principal amount of our 2018 Notes and refinance of our senior secured revolving credit facility.

(11)
Includes a one-time $22.5 million net favorable tax benefit that was recorded during the fourth quarter of 2017, which resulted from the enactment of the Tax Cuts and Jobs Act. This benefit mainly consisted of a one-time, provisional benefit of $26.9 million related to the remeasurement of certain of our deferred tax liabilities using the lower U.S. federal corporate tax rate of 21%. This was partially offset by (i) a one-time, provisional charge of $8.7 million related to the deemed repatriation transition tax, which is a tax on previously untaxed accumulated earnings and profits of certain of our foreign subsidiaries, and (ii) a one-time tax expense and tax benefit of $4.5 million and $8.7 million, respectively, related to our intent to amend pre-acquisition Hudson U.S. federal tax returns. We have completed our analysis to determine the effect of the Tax Cuts and Jobs Act, and as such, we have recorded an additional tax benefit of $1.8 million.

Consolidated Results for the Years Ended December 31, 2018, 2017 and 2016
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the years ended December 31, 2018, 2017 and 2016 (dollars in millions). Further detailed information regarding our operating segments is presented in Note 4, “Segment and Geographic Information,” of the consolidated financial statements included elsewhere in this report.
Selected Segment Financial Information

	Year Ended December 31,
	2018	2017	2016
Sales
Energy & Chemicals	$390.5	$225.6	$154.3
D&S West	455.5	400.6	378.1
D&S East	246.3	232.3	197.6
Intersegment eliminations	(8.0)	(15.6)	(8.0)
Consolidated	$1,084.3	$842.9	$722.0
Gross Profit
Energy & Chemicals	$89.2	$45.1	$44.9
D&S West (1)	156.8	141.8	132.5
D&S East	52.4	48.3	34.4
Intersegment eliminations	(2.5)	(3.6)	(2.1)
Consolidated	$295.9	$231.6	$209.7
Gross Profit Margin
Energy & Chemicals	22.8%	20.0%	29.1%
D&S West	34.4%	35.4%	35.0%
D&S East	21.3%	20.8%	17.4%
Consolidated	27.3%	27.5%	29.0%
SG&A Expenses
Energy & Chemicals	$48.1	$34.3	$29.4
D&S West	51.0	52.0	51.5
D&S East	31.6	33.0	31.9
Corporate	51.2	61.6	45.9
Consolidated	$181.9	$180.9	$158.7
SG&A Expenses (% of Sales)
Energy & Chemicals	12.3%	15.2%	19.1%
D&S West	11.2%	13.0%	13.6%
D&S East	12.8%	14.2%	16.1%
Consolidated	16.8%	21.5%	22.0%
Operating Income (Loss) (1) (2) (3)
Energy & Chemicals	$25.5	$5.1	$13.3
D&S West	101.2	85.2	75.6
D&S East	19.3	14.2	0.3
Corporate (4) (5)	(51.4)	(62.4)	(46.1)
Intersegment eliminations	(2.5)	(3.6)	(2.1)
Consolidated	$92.1	$38.5	$41.0
Operating Margin
Energy & Chemicals	6.5%	2.3%	8.6%
D&S West	22.2%	21.3%	20.0%
D&S East	7.8%	6.1%	0.2%
Consolidated	8.5%	4.6%	5.7%

_______________

(1)	Includes an expense of $4.0 million recorded to cost of sales in D&S West related to the estimated costs of the aluminum cryobiological tank recall for the year ended December 31, 2018.

(2)	Includes restructuring costs of:

•	$4.4 million for the year ended December 31, 2018 ($0.7 million – E&C, $1.4 million D&S East, and $2.3 million – Corporate),

•	$11.2 million for the year ended December 31, 2017 ($2.4 million – E&C, $1.1 million – D&S West, $1.7 million D&S East, and $6.0 million – Corporate), and

•	$9.5 million for the year ended December 31, 2016 ($1.0 million – E&C, $3.5 million – D&S West, $0.8 million D&S East, and $4.2 million – Corporate).

(3)
Includes transaction-related costs of $2.1 million in Corporate for the year ended December 31, 2018, which were mainly related to the VRV acquisition. Includes integration costs of $0.8 million in Corporate related to the VRV acquisition for the year ended December 31, 2018.

(4)	Includes transaction-related costs in Corporate of $10.1 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively.

(5)
During the year ended December 31, 2018, we recorded net severance costs of $2.3 million in Corporate primarily related to headcount reductions associated with the strategic realignment of our segment structure, which includes $1.8 million in payroll severance costs partially offset by a $0.9 million credit due to related share-based compensation forfeitures for 2018. Includes net severance costs of $1.4 million in Corporate related to the departure of our former CEO, which includes $3.2 million in payroll severance costs partially offset by a $1.8 million credit due to related share-based compensation forfeitures for 2018.

Results of Operations for the Years Ended December 31, 2018 and 2017
Sales in 2018 increased by $241.4 million or 28.6% compared to 2017. Driving the sales growth were positive trends in the E&C segment, especially in our air cooled heat exchangers product offering, as well as stronger sales in D&S West. Sales for Hudson, included in the E&C segment results since the September 20, 2017 acquisition date, were $180.3 million and $58.0 million for the years ended December 31, 2018 and 2017, respectively. Sales for VRV, included in both the E&C and D&S East segment results since the November 15, 2018 acquisition date, were $14.1 million for the year ended December 31, 2018.
Gross profit increased while the related margin decreased slightly during 2018 compared to 2017. Excluding gross profit added from the Hudson acquisition (2018: $49.5 million, 2017: $15.4 million) and the VRV acquisition (2018: $1.0 million), gross profit increased organically by $29.2 million as a result of higher volume in our D&S West and D&S East segments and project mix in our E&C segment. Gross margin as a percent of sales of 27.3% for 2018 was impacted by an expense of $4.0 million recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for 2018, which negatively impacted consolidated gross margin as a percent of consolidated sales by 0.4 percentage points.
Restructuring costs of $4.4 million for 2018 were recorded in cost of sales ($0.8 million) and SG&A ($3.6 million), which were related to certain cost reduction or avoidance actions, primarily related to departmental restructuring, including our strategic realignment of our segment structure, and including headcount reductions resulting in associated severance costs. Restructuring costs of $11.2 million for 2017 were recorded in cost of sales ($2.7 million) and SG&A ($8.5 million), which were related to costs to relocate the corporate office from Garfield Heights, Ohio to Ball Ground, Georgia and consolidation of certain facilities in China.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for 2018 and 2017 was $21.4 million and $17.3 million, respectively. Interest expense for 2018 included $1.0 million of 2.0% cash interest and $1.9 million of non-cash interest accretion expense related to the carrying value of the 2018 Notes and $2.6 million of 1.0% cash interest and $7.2 million of non-cash interest accretion expense related to the carrying value of the 2024 Notes. Interest expense also included $11.8 million and $2.7 million in interest related to borrowings on our senior secured revolving credit facility for 2018 and 2017, respectively. For 2018 and 2017, financing costs amortization was $1.3 million for both periods.
Foreign Currency (Gain) Loss
For 2018 foreign currency gains were $0.4 million. We recorded foreign currency losses of $3.9 million for 2017. Gains increased by $3.5 million during 2018 due to exchange rate volatility, especially with respect to the euro and Chinese yuan.
Income Tax Expense (Benefit)
Income tax expense for 2018 was $13.4 million compared to income tax benefit of $16.6 million for 2017 and represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 19.4% and (149.5)%, respectively. The effective income tax rate of 19.4% for 2018 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits related to certain share-based compensation, partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the federal statutory rate as well as losses incurred by certain of our Chinese operations for which no benefit was recorded.

Income tax benefit in 2017 was mainly driven by a one-time $22.5 million net favorable tax benefit that was recorded during the fourth quarter of 2017, which resulted from the enactment of the Tax Cuts and Jobs Act. This benefit mainly consisted of a one-time, provisional benefit of $26.9 million related to the remeasurement of certain of our deferred tax liabilities using the lower U.S. federal corporate tax rate of 21%. This was partially offset by (i) a one-time, provisional charge of $8.7 million related to the deemed repatriation transition tax, which is a tax on previously untaxed accumulated earnings and profits of certain of our foreign subsidiaries, and (ii) a one-time tax expense and tax benefit of $4.5 million and $8.7 million, respectively, related to our intent to amend pre-acquisition Hudson U.S. federal tax returns. The 2017 effective income tax rate was also impacted by transaction costs incurred with the acquisition of Hudson, a portion of which were non-deductible for U.S. federal income tax purposes. We have completed our analysis to determine the effect of the Tax Cuts and Jobs Act, and as such, we have recorded an additional tax benefit of $1.8 million.
Net Income from Continuing Operations
As a result of the foregoing, net income from continuing operations attributable to Chart was $53.6 million and $26.2 million for 2018 and 2017, respectively.
Discontinued Operations
The results from our oxygen-related products business formerly reported in our BioMedical segment, prior to the strategic realignment in the third quarter of 2018, discussed further in Note 4, “Segment and Geographic Information”, are reflected in our consolidated financial statements as discontinued operations for all periods presented. For further information, refer to Note 3, “Discontinued Operations.”
Results of Operations for the Years Ended December 31, 2017 and 2016
Sales in 2017 increased compared to 2016 by $120.9 million or 16.7%, with increases in all of our segments. Sales for Hudson, included in the E&C segment results since the September 20, 2017 acquisition date were $58.0 million for 2017, and incremental sales for Lifecycle were $44.6 million, which includes the Hetsco acquisition. D&S East sales increased by $34.7 million during 2017 primarily due to increased sales in LNG and bulk industrial gas applications. D&S West sales increased by $22.5 million during 2017 primarily due to increased sales in packaged industrial gas applications.
Gross profit increased $21.9 million, while the related margin decreased from 29.0% to 27.5% during 2017 compared to 2016. The decrease was primarily due to several high margin short-lead time replacement equipment sales and contract expiration fees in our E&C segment that did not recur in 2017. The increase in gross profit was primarily a result of the $15.4 million in incremental gross profit added from the Hudson acquisition within our E&C segment. Gross profit further increased as a result of higher volume in our D&S East and D&S West segments.
SG&A expenses for 2017 were $180.9 million, or 21.5% of sales, compared to $158.7 million, or 22.0% of sales, for 2016, representing an increase of $22.2 million. The increase in SG&A expenses is due to Hudson and Lifecycle incremental expenses of $5.7 million and $2.5 million, respectively. Additionally, Corporate incurred $10.1 million in transaction-related costs. Restructuring expenses classified as SG&A expenses increased $2.5 million over 2016 as further discussed below.
Restructuring costs of $11.2 million in 2017 were recorded in cost of sales ($2.7 million) and SG&A ($8.5 million), which were related to costs to relocate the corporate office from Garfield Heights, Ohio to Ball Ground, Georgia and consolidation of certain facilities in China. Restructuring costs of $9.5 million in 2016 were recorded in cost of sales ($3.5 million) and SG&A ($6.0 million).
Interest Expense, Net and Financing Costs Amortization
Net interest expense for 2017 and 2016 was $17.3 million and $15.1 million, respectively. Interest expense for 2017 included $4.3 million of 2.0% cash interest and $11.8 million of non-cash interest accretion expense related to the carrying value of the 2018 Notes and $0.4 million of 1.0% cash interest and $1.1 million of non-cash interest accretion expense related to the carrying value of the 2024 Notes. Interest expense also included $2.7 million in interest related to borrowings on our senior secured revolving credit facility 2017. For 2017 and 2016, financing costs amortization was $1.3 million for both periods.
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

Foreign Currency Loss
For 2017 and 2016, foreign currency losses were $3.9 million and $0.5 million, respectively. Losses decreased by $3.4 million during 2017 due to reduced exchange rate volatility, especially with respect to the euro.
Income Tax (Benefit) Expense
Income tax benefit for 2017 was $16.6 million compared to income tax expense of $10.6 million for 2016 and represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of (149.5)% and 44.0%, respectively. The income tax benefit in 2017 was mainly driven by a one-time $22.5 million net favorable tax benefit that was recorded during the fourth quarter of 2017, which resulted from the enactment of the Tax Cuts and Jobs Act. This benefit mainly consisted of a one-time, provisional benefit of $26.9 million related to the remeasurement of certain of our deferred tax liabilities using the lower U.S. federal corporate tax rate of 21%. This was partially offset by (i) a one-time, provisional charge of $8.7 million related to the deemed repatriation transition tax, which is a tax on previously untaxed accumulated earnings and profits of certain of our foreign subsidiaries, and (ii) a one-time tax expense and tax benefit of $4.5 million and $8.7 million, respectively, related to our intent to amend pre-acquisition Hudson U.S. federal tax returns. The effective income tax rate of 44.0% in 2016 differed from the federal corporate tax rate of 35% primarily due to valuation allowances recorded against current and accumulated operating losses incurred by certain of our foreign operations (primarily China) for which no benefit was recorded.
Net Income from Continuing Operations
As a result of the foregoing, net income from continuing operations attributable to Chart was $26.2 million and $17.0 million for 2017 and 2016, respectively.

Segment Results for the Years Ended December 31, 2018, 2017 and 2016
Our reportable and operational segments include: E&C, D&S West and D&S East. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. For further information, refer to Note 4, “Segment and Geographic Information.” of our consolidated financial statements included elsewhere in this report. The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the Years ended December 31, 2018, 2017 and 2016 (dollars in millions):
Energy & Chemicals
Results of Operations for the Years Ended December 31, 2018 and 2017

	Year Ended December 31,		2018 vs. 2017
	2018	2017	Variance ($)	Variance (%)
Sales	$390.5	$225.6	$164.9	73.1%
Gross Profit	89.2	45.1	44.1	97.8%
Gross Profit Margin	22.8%	20.0%
SG&A Expenses	$48.1	$34.3	$13.8	40.2%
SG&A Expenses (% of Sales)	12.3%	15.2%
Operating Income	$25.5	$5.1	$20.4	400.0%
Operating Margin	6.5%	2.3%
For the year 2018, E&C segment sales increased as compared to 2017. Sales for Hudson, included in the E&C segment results since the September 20, 2017 acquisition date were $180.3 million and $58.0 million for 2018 and 2017, respectively. Sales for VRV, included in E&C segment results since the November 15, 2018 acquisition date, were $3.8 million for the year ended December 31, 2018. Excluding the impact from Hudson and VRV, sales increased by $38.8 million, which was driven primarily by growth in air cooled heat exchangers within NGL and petrochemical applications.
Excluding the impact of the VRV and Hudson acquisitions, E&C segment gross profit increased by $11.0 million during 2018 as compared to 2017, mainly due to improved productivity driven by increased sales volume in NGL and petrochemical applications. The related margin increased 2.8 percentage points (2.0 percentage points organically), primarily due to an increase in high margin short lead-time replacement equipment.
E&C segment SG&A expenses increased during 2018 as compared to 2017 primarily driven by the Hudson acquisition, which added $12.8 million in incremental SG&A expenses during the year (2018: $18.5 million, 2017: $5.7 million). SG&A expenses for VRV were $0.7 million in 2018. Excluding the impact of the VRV and Hudson acquisitions, SG&A expenses increased by $0.3 million during 2018.
Results of Operations for the Years Ended December 31, 2017 and 2016

	Year Ended December 31,		2017 vs. 2016
	2017	2016	Variance ($)	Variance (%)
Sales	$225.6	$154.3	$71.3	46.2%
Gross Profit	45.1	44.9	0.2	0.4%
Gross Profit Margin	20.0%	29.1%
SG&A Expenses	$34.3	$29.4	$4.9	16.7%
SG&A Expenses (% of Sales)	15.2%	19.1%
Operating Income	$5.1	$13.3	$(8.2)	(61.7)%
Operating Margin	2.3%	8.6%
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
D&S West
Results of Operations for the Years Ended December 31, 2018 and 2017

	Year Ended December 31,		2018 vs. 2017
	2018	2017	Variance ($)	Variance (%)
Sales	$455.5	$400.6	$54.9	13.7%
Gross Profit	156.8	141.8	15.0	10.6%
Gross Profit Margin	34.4%	35.4%
SG&A Expenses	$51.0	$52.0	$(1.0)	(1.9)%
SG&A Expenses (% of Sales)	11.2%	13.0%
Operating Income	$101.2	$85.2	$16.0	18.8%
Operating Margin	22.2%	21.3%
D&S West segment sales increased during the full year 2018 as compared to 2017 primarily due to an increase in sales within packaged gas industrial applications. As previously discussed, cryobiological storage is now included in the D&S West segment.
D&S West segment gross profit increased during the full year 2018 as compared to 2017 mainly driven by higher volume in both packaged gas industrial applications and cryobiological storage. The 2018 year-to-date gross margin percentage was negatively impacted 0.9 percentage points due to the estimated costs of the aluminum cryobiological tank recall of $4.0 million recorded in cost of sales during 2018.
D&S West segment SG&A expenses decreased during the full year 2018 as compared to 2017 mainly due to cost based saving measures taken during the period as well as share-based compensation forfeiture credits related to the strategic realignment of our segment structure. All severance costs related to the strategic realignment of our segment structure were recorded in restructuring within SG&A at Corporate. Additionally, the full year of 2017 included a reduction in a contingent consideration liability associated with a prior acquisition, which partially offset the decrease in D&S West segment SG&A expenses.
Results of Operations for the Years Ended December 31, 2017 and 2016

	Year Ended December 31,		2017 vs. 2016
	2017	2016	Variance ($)	Variance (%)
Sales	$400.6	$378.1	$22.5	6.0%
Gross Profit	141.8	132.5	9.3	7.0%
Gross Profit Margin	35.4%	35.0%
SG&A Expenses	$52.0	$51.5	$0.5	1.0%
SG&A Expenses (% of Sales)	13.0%	13.6%
Operating Income	$85.2	$75.6	$9.6	12.7%
Operating Margin	21.3%	20.0%
D&S West segment sales increased during 2017 as compared to 2016 by $22.5 million mainly attributable to higher sales within liquefied natural gas applications and packaged gas industrial applications and cryobiological storage, partially offset by lower sales within bulk industrial gas applications.
D&S West segment gross profit increased during 2017 as compared to 2016 mainly driven by higher volume in packaged gas industrial applications. The related margin increased mainly due to improved product mix.

D&S West segment SG&A expenses increased during the full year 2017 as compared to 2016 by $0.5 million due to higher employee-related costs.
D&S East
Results of Operations for the Years Ended December 31, 2018 and 2017

	Year Ended December 31,		2018 vs. 2017
	2018	2017	Variance ($)	Variance (%)
Sales	$246.3	$232.3	$14.0	6.0%
Gross Profit	52.4	48.3	4.1	8.5%
Gross Profit Margin	21.3%	20.8%
SG&A Expenses	$31.6	$33.0	$(1.4)	(4.2)%
SG&A Expenses (% of Sales)	12.8%	14.2%
Operating Income	$19.3	$14.2	$5.1	35.9%
Operating Margin	7.8%	6.1%
During 2018, D&S East segment sales increased $14.0 million compared to 2017, which was primarily driven by the inclusion of VRV sales of $10.3 million for the six weeks of ownership, and the remaining increase driven by strength across all product applications.
During the full year 2018, D&S East segment gross profit increased $4.1 million as compared to 2017 primarily due to the increase in volume, and the related margin increased mainly due to favorable product mix, primarily in China, which was operating income positive for the first time since 2014.
D&S East segment SG&A expenses decreased during the year 2018 as compared to 2017 by $1.4 million primarily due to the inclusion of additional commissions expense as a result of a litigation award in China, which are reflected in 2017 results.
Results of Operations for the Years Ended December 31, 2017 and 2016

	Year Ended December 31,		2017 vs. 2016
	2017	2016	Variance ($)	Variance (%)
Sales	$232.3	$197.6	$34.7	17.6%
Gross Profit	48.3	34.4	13.9	40.4%
Gross Profit Margin	20.8%	17.4%
SG&A Expenses	$33.0	$31.9	$1.1	3.4%
SG&A Expenses (% of Sales)	14.2%	16.1%
Operating Income	$14.2	$0.3	$13.9	4,633.3%
Operating Margin	6.1%	0.2%
For the full year 2017, D&S East segment sales increased as compared to 2016, which was primarily driven by lower sales related to liquefied natural gas applications sales in Europe partially offset by increased sales in bulk industrial gas applications and vehicle tanks.
During the full year 2017, D&S East segment gross profit and the related margin percentage increased as compared to 2016 mainly due to higher volume, and the related margin increased, especially in China, primarily due to improved execution.
D&S East segment SG&A expenses during the full year 2017, increased by $1.1 million as compared to 2016 primarily due to additional commissions expense as a result of a litigation award in China in 2017 partially offset by lower bad debt expense in 2017 driven by successful accounts receivable collection activities in China.
Corporate
Corporate SG&A expenses decreased by $10.4 million during 2018 as compared 2017 primarily due to prior restructuring activities and lower transaction-related costs. Corporate SG&A expenses in 2018 included transaction-related costs of $2.1 million for the year ended December 31, 2018, which were mainly related to the VRV acquisition. This compares favorably to transaction-related costs of $10.1 million in 2017 driven by the Hudson acquisition. The overall decrease in Corporate SG&A expenses was also driven by a $5.7 million decrease in share-based compensation expense. Share-based compensation expense included the acceleration of expense based on retirement eligibility provisions as a greater mix of share-based awards satisfied these provisions during 2017 as compared to 2018. Furthermore, we incurred net severance costs of $1.4 million related to the departure of our former CEO, which includes $3.2 million in payroll severance costs partially offset by a $1.8 million credit due to related share-based compensation forfeitures for 2018.
Corporate SG&A expenses increased by $15.7 million during 2017 as compared 2016 primarily due to $10.1 million in transaction-related costs, and $6.0 million in corporate restructuring costs in 2017 compared to $4.2 million in 2016 attributable to the relocation of our corporate offices to Ball Ground, Georgia.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Backlog can be significantly affected by the timing of orders for large projects, particularly in the E&C segment, and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Orders included in our backlog may include customary cancellation provisions under which the customer could cancel part or all of the order, potentially subject to the payment of certain costs and/or fees. Backlog may be negatively impacted by the ability or likelihood of customers to fulfill their obligations. Our backlog as of December 31, 2018, 2017 and 2016 was $568.2 million, $446.4 million and $326.2 million, respectively.
The tables below represent orders received and backlog by segment for the periods indicated (dollar amounts in millions):

	Year Ended December 31,
	2018	2017	2016
Orders
Energy & Chemicals	$388.0	$243.6	$110.2
D&S West	477.4	407.1	374.3
D&S East	277.0	210.8	223.9
Consolidated	$1,142.4	$861.5	$708.4

	As of December 31,
	2018	2017	2016
Backlog
Energy & Chemicals	$253.0	$210.9	$99.8
D&S West	129.8	118.6	114.2
D&S East	185.4	116.9	112.2
Consolidated	$568.2	$446.4	$326.2
Orders and Backlog for the Year Ended and As of December 31, 2018 Compared to the Year Ended and As of December 31, 2017
Orders for 2018 were $1,142.4 million compared to $861.5 million for 2017, representing an increase of $280.9 million, or 32.6% (11.7% organically), and set multiple annual order records. Consolidated orders include $11.2 million in orders related to VRV (E&C: $2.5 million, D&S East: $8.7 million) for the year ended December 31, 2018. Consolidated backlog includes $81.6 million in backlog related to VRV (E&C: $39.3 million, D&S East: $42.3 million) as of December 31, 2018.
E&C segment orders for 2018 were $388.0 million compared to $243.6 million for 2017, an increase of $144.4 million. E&C segment orders includes $203.7 million and $31.3 million in orders related to Hudson for the years ended December 31, 2018 and 2017, respectively, as well as orders related to VRV for 2018 as discussed above. Included in 2018 orders was a $28 million order for our Hudson Products air cooled heat exchangers on a large LNG project, as well as a $13 million order for equipment for a natural gas liquids fractionation project.  These orders shipped partially in 2018, and the remainder will ship in 2019. Excluding Hudson and VRV, E&C orders decreased by $30.5 million, which was primarily driven by the inclusion of large equipment orders within our Systems business and Lifecycle Services work for a large plant, which were reflected in 2017 E&C segment orders. Order flow in the E&C segment is historically volatile due to project size and it is not unusual to see order intake change significantly year over year.

E&C segment backlog totaled $253.0 million at December 31, 2018, compared to $210.9 million as of December 31, 2017, an increase of $42.1 million. E&C segment backlog as of December 31, 2018 and December 31, 2017 includes $89.0 million and $65.8 million related to Hudson, respectively. E&C segment backlog as of December 31, 2018 also includes backlog related to VRV as discussed above. Also included in the E&C segment backlog is approximately $40 million related to the previously announced Magnolia LNG order where production release is delayed into late 2019.
D&S West segment orders for 2018 were $477.4 million compared to $407.1 million for 2017, an increase of $70.3 million. The increase in D&S West segment orders over the prior year was driven by increases across all product applications, especially LNG vehicle tanks within packaged gas industrial applications. D&S West segment backlog totaled $129.8 million at December 31, 2018 compared to $118.6 million as of December 31, 2017, an increase of $11.2 million.
D&S East segment orders for 2018 were $277.0 million compared to $210.8 million for 2017, an increase of $66.2 million, and includes orders for 2018 related to VRV as discussed above. The increase in D&S East segment orders over the prior year was mainly driven by increases in bulk standard tanks within bulk industrial gas applications and cryogenic trailers, primarily in Europe as demand for LNG fueling stations in Europe is increasing and key customers continue to order LNG fuel systems for over the road trucking. Orders also increased in Asia, especially engineered tanks within bulk industrial gas applications. D&S East segment backlog totaled $185.4 million at December 31, 2018, compared to $116.9 million as of December 31, 2017, an increase of $68.5 million. D&S East segment backlog as of December 31, 2018 also includes backlog related to VRV as discussed above.
Orders and Backlog for the Year Ended and As of December 31, 2017 Compared to the Year Ended and As of December 31, 2016
Orders for 2017 were $861.5 million compared to $708.4 million for 2016, representing an increase of $153.1 million, or 21.6%.
E&C segment orders for 2017 were $243.6 million compared to $110.2 million for 2016, an increase of $133.4 million. E&C segment backlog totaled $210.9 million at December 31, 2017, compared to $99.8 million as of December 31, 2016, an increase of $111.1 million. The increases in orders and backlog were impacted by the inclusion of Hudson since we acquired them on September 20, 2017, the results include $31.3 million of Hudson orders in 2017 and $65.8 million of Hudson backlog. Even considering the impact of Hudson, both E&C’s orders and backlog have increased as natural gas demand, from Petrochemical and LNG export projects drove new gas transmission pipelines creating further opportunities for Chart’s projects. Included in the E&C segment backlog is approximately $40 million related to the previously announced Magnolia LNG order where production release is delayed into early 2019.
D&S West segment orders for 2017 were $407.1 million compared to $374.3 million for 2016, an increase of $32.8 million, or 8.8%. D&S West segment backlog totaled $118.6 million at December 31, 2017 compared to $114.2 million as of December 31, 2016. The increase in D&S West segment orders and backlog was primarily attributable to packaged gas applications and cryobiological storage.
D&S East segment orders for 2017 were $210.8 million compared to $223.9 million for 2016, a decrease of $13.1 million or 5.9%. The decrease in D&S East segment orders was primarily attributable to LNG applications partially offset by an increase in bulk industrial gas applications. D&S East segment backlog totaled $116.9 million at December 31, 2017, compared to $112.2 million as of December 31, 2016.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
2024 Notes: On November 6, 2017, we issued 1.00% Convertible Senior Subordinated Notes due 2024 (the “2024 Notes”), the outstanding aggregate principal amount of such notes being $258.8 million at December 31, 2018. The 2024 Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on May 15 and November 15 of each year, and will mature on November 15, 2024, unless converted or repurchased. The effective interest rate at issuance, under generally accepted accounting principles, was 4.8%. Upon conversion, it is our intention to settle the principal amount of the 2024 Notes in cash and excess conversion value in shares of our common stock. The initial conversion price of $58.725 per share represents a conversion premium of 35% over the last reported sale price of our common stock on October 31, 2017, the date of the 2024 Notes offering, which was $43.50 per share. The 2024 Notes are classified as long-term liabilities at December 31, 2018. At the end of the fourth quarter of 2018, events for early conversion were not met; and thus, the 2024 Notes were not convertible as of, and for the fiscal quarter beginning January 1, 2019. There have been no conversions as of the date of this filing. In the event that holders of 2024 Notes elect to convert, we expect to fund any cash settlement of any such conversion from cash balances or borrowings under our senior secured revolving credit facility. As discussed in Note 9, “Debt and Credit Arrangements,” of our consolidated financial statements located elsewhere in this report, we entered into privately-negotiated convertible note hedge transactions related to the 2024 Notes, which are expected to reduce the potential dilution upon any future conversion of the 2024 Notes.
2018 Notes: On August 1, 2018, our 2.00% Convertible Senior Subordinated Notes due August 2018 (the “2018 Notes”) matured. The aggregate outstanding principal was $57.1 million at August 1, 2018, and during the year ended December 31, 2018, we settled upon maturity the 2018 Notes for total cash consideration of $57.1 million.
Senior Secured Revolving Credit Facility: On October 26, 2018, we amended our five-year senior secured revolving credit facility (the “SSRCF”), which matures on November 3, 2022, to among other things, increase the size of the facility from $450.0 million to $550.0 million. As so amended, the SSRCF includes a $25.0 million sub-limit for the issuance of swingline loans and a $100.0 million base sub-limit along with a $100.0 million discretionary sub-limit to be used for letters of credit. There is a foreign currency limit of $250.0 million under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to a $250.0 million sub-limit to be made by our wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited (“Chart Asia”). The SSRCF also includes an expansion option permitting us to add up to an aggregate $225.0 million in term loans or revolving credit commitments from its lenders. Loans under the SSRCF bear interest at either (a) the Adjusted Base Rate, or (b) the Adjusted LIBOR (each as discussed in Note 9, “Debt and Credit Arrangements,” of our consolidated financial statements located elsewhere in this report), plus, in each case, a margin that varies with our leverage ratio. Significant financial covenants for the SSRCF include a leverage ratio and an interest coverage ratio. At December 31, 2018, there were $329.3 million in borrowings outstanding under the SSRCF, bearing interest at 4.1% on a weighted-average basis and $47.6 million in letters of credit and bank guarantees supported by the SSRCF. At December 31, 2018 the SSRCF had availability of $173.1 million. We were in compliance with all covenants, including its financial covenants, at December 31, 2018.
Foreign Facilities – China: Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), a wholly-owned subsidiary of the Company, CAIRE Medical Technology (Chengdu) Co., Ltd. (formerly known as Chart BioMedical (Chengdu) Co., Ltd., a wholly-owned subsidiary of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7.3 million) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC or Chengdu under the China Facilities are guaranteed by Company. At December 31, 2018, there were 33.5 million Chinese yuan (equivalent to $4.9 million) outstanding under this facility bearing interest at 5.00%.
Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of Company maintained an unsecured credit facility whereby CCDEC was able to borrow up to 70.0 million Chinese yuan (equivalent to $10.2 million) for working capital purposes. This facility is effective until August 28, 2019. There were no borrowings under this facility during its term.
CCESC has a term loan that is secured by certain CCESC land use rights and allows for up to 86.6 million Chinese yuan (equivalent to $12.6 million) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At December 31, 2018, there was 6.6 million Chinese yuan (equivalent to $1.0 million) outstanding on this loan, bearing interest at 5.39%.
CCESC and CCDEC, together, had a combined total of 13.0 million Chinese yuan (equivalent to $1.9 million), in bank guarantees at December 31, 2018 under the China Facilities, unsecured credit facility and term loan discussed above.
Foreign Facilities – India: VRV Asia Pacific Private Limited, a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 600.0 million Indian rupees (equivalent to $8.6 million), which can be utilized for overdraft facilities, working capital demand loans, bank guarantees, letters of credit, or export packing credits. At December 31, 2018, there was 368.9 million Indian rupees (equivalent to $5.3 million) outstanding as overdraft facilities, working capital demand loans, and export packing credits bearing interest at 8.24%. At December 31, 2018, there was 144.0 million Indian rupees (equivalent to $2.1 million) outstanding as letters of credit and bank guarantees which are not subject to interest charges.
Foreign Facilities – Europe: Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 135.0 million Czech koruna (equivalent to $6.0 million) and two secured credit facilities with capacity of up to 7.0 million euros (equivalent to $8.0 million). All three facilities (the “Ferox Credit Facilities”) allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under two of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit, and under one facility, Ferox must pay the letter of credit and guarantee fees equal to 0.50%. Ferox’s land, buildings, and cash collateral secure the credit facilities. At December 31, 2018, there were bank guarantees of 166.3 million Czech koruna (equivalent to $7.4 million) supported by the Ferox Credit Facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 million in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of December 31, 2018.
Our debt and related covenants are further described in Note 9, “Debt and Credit Arrangements,” of our consolidated financial statements included elsewhere in this report.
Sources and Uses of Cash
Our cash and cash equivalents totaled $118.1 million as of December 31, 2018, a decrease of $4.5 million from the balance at December 31, 2017. Our foreign subsidiaries held cash of approximately $71.4 million and $110.5 million at December 31, 2018 and December 31, 2017, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our SSRCF or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs and investments in properties, facilities, and equipment for the foreseeable future.
Years Ended December 31, 2018 and 2017
Cash provided by operating activities during 2018 was $119.0 million, an increase of $74.7 million from 2017, largely due to higher net income.
Cash used in investing activities was $260.6 million and $477.8 million during 2018 and 2017, respectively. During 2018, we used $225.8 million of cash for the VRV and Skaff acquisitions (euro 188.7 million or $213.3 million equivalent and $12.5, respectively) and $35.6 million for capital expenditures mainly related to the capacity expansion of the brazed aluminum heat exchanger facility in La Crosse, Wisconsin and the capacity increase in Ball Ground, Georgia, to support demand for LNG vehicle tanks. See below for discussion regarding the composition of cash used in investing activities during 2017.
Cash provided by financing activities during 2018 and 2017 was $38.2 million and $275.2 million, respectively. During 2018, we borrowed $405.4 million on our SSRCF (euro 140.0 million or $160.3 million equivalent plus $245.1 million) mainly to fund the VRV and Skaff acquisitions, the settlement of the 2018 Notes and working capital needs. We repaid $315.1 million in SSRCF borrowings during 2018 (euro 55.0 million $63.0 million equivalent plus $252.1 million). We also borrowed 40.0 million Chinese yuan (equivalent to $6.3 million) and repaid 11.5 million Chinese yuan (equivalent to $1.7 million) on certain of our China facilities. We repaid 40.0 million Chinese yuan (equivalent to $5.9 million) on the CCESC term loan. We received $10.8 million in proceeds from stock option exercises and used $2.7 million for the purchase of common stock which was surrendered to cover tax withholding elections during 2018. See below for discussion regarding the composition of cash provided by financing activities during 2017.
Years Ended December 31, 2017 and 2016
Cash provided by operating activities during 2017 was $44.3 million, a decrease of $125.0 million from 2016, largely due to increases in working capital, due to higher accounts receivables and inventory, driven by higher sales and increases in operations. Cash provided by operating activities during 2016 was $169.3 million, largely due to improvements in working capital, including greater cash collections during 2016, and reductions in inventory. Also, 2016 cash flows reflect the $16.7 million receipt of the representation and warranty insurance recovery proceeds.
Cash used in investing activities was $477.8 million and $17.0 million during 2017 and 2016, respectively. During 2017, we used $446.1 million of cash for the Hudson, Hetsco and VCT acquisitions ($419.5 million, $23.2 million and $3.4 million, respectively) and $33.0 million for capital expenditures, partially offset by $1.3 million of cash provided by the sale of assets and government grants. Cash used in investing activities in 2016 was primarily for capital expenditures.
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
Inventories, net
Our inventories, net, balance was $233.1 million at December 31, 2018 compared to $173.7 million at December 31, 2017, representing an increase of $59.4 million. The VRV acquisition added $49.0 million to our inventories, net balance at December 31, 2018. The VRV acquisition is further described in Note 12, “Business Combinations,” to our consolidated financial statements included elsewhere in this report.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2019. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We expect capital expenditures for 2019 to be in the range of $35.0 million to $40.0 million.
Contractual Obligations
Our known contractual obligations as of December 31, 2018 and cash requirements resulting from those obligations are as follows (all dollar amounts in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Gross debt (1)	$599.3	$11.2	$—	$329.3	$258.8
Contractual convertible notes interest	15.6	5.2	5.2	5.2	—
Operating leases	39.6	7.9	12.6	9.9	9.2
Pension obligations (2)	6.0	0.4	2.3	3.3	—
Tax Cuts and Jobs Act tax liability	2.2	0.3	0.5	0.5	0.9
Total contractual cash obligations	$662.7	$25.0	$20.6	$348.2	$268.9
 _______________

(1)	The $258.8 million principal balance of the 2024 Notes will mature on November 15, 2024.

(2)	The planned funding of the pension obligations is based upon actuarial and management estimates taking into consideration the current status of the plan.
Not included in the table above are contingent consideration arrangements from prior acquisitions with a potential payout range of $0.0 million to $11.3 million.
Our commercial commitments as of December 31, 2018, which include standby letters of credit and bank guarantees, represent potential cash requirements resulting from contingent events that require performance by us or our subsidiaries pursuant to funding commitments, and are as follows (all dollar amounts in millions):

	Total	Expiring in 2019	Expiring in 2020 and beyond
Standby letters of credit	$35.4	$10.5	$24.9
Bank guarantees	23.6	14.8	8.8
Total commercial commitments	$59.0	$25.3	$33.7
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Contingencies
We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our operating facilities or formerly owned manufacturing facilities and accrue for these activities when commitments or remediation plans have been developed and when costs are probable and can be reasonably estimated. Historical annual cash expenditures for these activities have been charged against the related environmental reserves. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 7 years as ongoing costs of remediation programs. Management believes that any additional liability in excess of amounts accrued, which may result from the resolution of such matters, should not have a material adverse effect on our financial position, liquidity, cash flows or results of operations.
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
Foreign Operations
During 2018, we had operations in Asia, Australia, Europe, and Latin America, which accounted for approximately 44% of consolidated sales and 42% of total assets at December 31, 2018. Functional currencies used by these operations include the U.S. dollar, Chinese yuan, the euro, the British pound, the Japanese yen and the Indian rupee. We are exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by our domestic operations in currencies other than the U.S. dollar. The majority of these functional currencies and the other currencies in which we record transactions are fairly stable, although we experienced variability in the current year as more fully discussed in Item 7A. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled us to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations or the volume of forward contracts changes.
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
Goodwill is analyzed on a reporting unit basis. The reporting units are the same as our operating and reportable segments: E&C, D&S West and D&S East. We first evaluate qualitative factors, such as macroeconomic conditions and our overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh these factors in totality in forming a conclusion of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount (the “Step 0 Test”). If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the first step of the goodwill impairment test is not necessary. Otherwise, we would proceed to the first step of the goodwill impairment test.
Alternatively, we may also bypass the Step 0 Test and proceed directly to the first step of the goodwill impairment test. Under the first step (“Step 1”), we estimate the fair value of our reporting units by considering income and market approaches to develop fair value estimates, which are weighted to arrive at a fair value estimate for each reporting unit. With respect to the income approach, a model has been developed to estimate the fair value of each reporting unit. This fair value model incorporates estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates, and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows.

With respect to the market approach, a guideline company method is employed whereby pricing multiples are derived from companies with similar assets or businesses to estimate fair value of each reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, then goodwill is not impaired and no further testing is required. However, if the fair value of the reporting unit is less than its carrying amount, the impairment charge is based on the excess of a reporting unit’s carrying amount over its fair value (i.e., we would measure the charge based on the result from Step 1).
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
2018 and 2017 Goodwill and Indefinite-Lived Intangible Assets Impairment Assessments
As of October 1, 2018 and 2017 (“annual assessment dates”) we elected to bypass the Step 0 test and based on our Step 1 test, we determined that the fair value of each of our reporting units was greater than its respective carrying value at each annual assessment date and, therefore, no further action was necessary. Furthermore, as of the annual assessment dates, we also elected to bypass the qualitative assessment for the indefinite-lived intangible assets and based on our quantitative assessments, we determined that the fair value of each of the indefinite-lived intangible assets was greater than its respective carrying value, therefore, no further action was necessary.
Our E&C reporting unit is the reporting unit with the least amount of excess fair value over its carrying amount due to recent acquisitions that have been integrated into the E&C reporting unit.  Estimates used to determine fair value in the E&C reporting unit included the expectation of certain significant orders for equipment in several mid- to large-scale LNG projects for which we believe there is a high probability of obtaining such orders starting in 2019.  These projects are in various stages of approval and some are contractually bound and/or in late stages of approval.   While we believe there is some risk that the orders will not be obtained, obtained in an amount lower than what we are anticipating and/or anticipated orders may be delayed as a result of overall delays in the LNG infrastructure build out due to regulatory and macroeconomic factors, we believe that these projects will generate sales primarily from 2019 to 2023.  During the last growth cycle in the global LNG infrastructure build out, E&C reporting unit sales increased by 48% between 2010 and 2011 and 58% between 2011 and 2012.  We used this information to assist us in making certain future assumptions regarding the impact of LNG projects in assessing our recoverability of goodwill. We performed a sensitivity analysis on the estimated fair value of our E&C reporting unit noting that a delay in timing of execution of these larger projects would negatively impact our projected operating margins.  Further, we noted that extended delays or cancellation of expected future large LNG projects could lead to an impairment of our E&C reporting unit, which could have a material impact on our consolidated financial statements.
Goodwill at December 31, 2018 and 2017 was $520.7 million and $459.7 million (attributed to the segments as follows: E&C: $295.8 million and $275.1 million; D&S West: $151.3 million and $147.3 million; and D&S East: $73.6 million and $37.3 million), respectively.
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
2018 Long-Lived Asset Impairments: None.
2017 Long-Lived Asset Impairments: None.
2016 Long-Lived Asset Impairments: During the third quarter of 2016, we identified impairment indicators that suggested the carrying value of a certain asset group in China within the D&S East segment may not be recoverable. The primary impairment indicators included recently completed projections of future cash flows and the associated impact on the long-range strategic plan forecasts, lower than expected cash flows attributed to this asset group and poor market conditions. An undiscounted cash flow test performed for this asset group indicated it was not recoverable. The fair value of the asset group was established using a discounted cash flow model which utilized Level 3 inputs in the fair value hierarchy. As a result of the long-lived asset impairment assessment performed, we recorded long-lived asset impairment charges on our D&S East reporting unit of $1.2 million. The impairment charges were $0.5 million related to finite-lived intangible assets and $0.7 million related to tangible property, plant and equipment. There were no remaining long-lived assets recorded on the consolidated balance sheet for this asset group as of December 31, 2016.
Convertible Debt. We determined that the conversion option within our 1.00% Convertible Senior Subordinated Notes due November 2024 (the “2024 Notes”) was not clearly and closely related to the debt instrument host, however, the conversion option met a scope exception to derivative instrument accounting since the conversion feature is indexed to our common stock and meets equity classification criteria. Convertible debt instruments exempt from derivative accounting and subject to cash settlement of the conversion option are recognized by bifurcating the principal balance into a liability component and an equity component where the fair value of the liability component is estimated by calculating the present value of its cash flows discounted at an interest rate that we would have received for similar debt instruments that have no conversion rights (the “straight-debt rate”), and the equity component is the residual amount, net of tax, which creates a discount on the 2024 Notes. We recognize non-cash interest accretion expense related to the carrying amount of the 2024 Notes which is accreted back to its principal amount over the expected life of the debt, which is also the stated life of the debt.
Business Combinations. We account for business combinations in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” We recognize and measure identifiable assets acquired and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the fair value of the net assets acquired, including identifiable intangible assets, is assigned to goodwill. As additional information becomes available, we may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which shall not exceed twelve months from the closing of the acquisition.
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
We expense transaction-related costs, including legal, consulting, accounting and other costs, in the periods in which the costs are incurred.
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
For standard industrial gas and LNG tanks and some products identified in the prior paragraph with contract language that does not meet the over time recognition requirements, the contract with the customer contains language that transfers control to the customer at a point in time. For these contracts, revenue is recognized when we satisfy our performance obligation to the customer. Timing of amounts billed on contracts varies from contract to contract. The specific point in time when control transfers depends on the contract with the customer, contract terms that provide for a present obligation to pay, physical possession, legal title, risk and rewards of ownership, acceptance of the asset, and bill-and-hold arrangements may impact the point in time when control transfers to the customer. We recognize revenue under bill-and-hold arrangements when control transfers and the reason for the arrangement is substantive, the product is separately identified as belonging to the customer, the product is ready for physical transfer and we do not have the ability to use the product or direct it to another customer.
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
Interest and penalties related to income taxes are accounted for as income tax expense (benefit), net on the consolidated statements of income.

Recent Accounting Standards
For disclosures regarding recent accounting standards, refer to Note 2, “Significant Accounting Policies,” of our consolidated financial statements included elsewhere in this report.

Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes “forward-looking statements.” These forward-looking statements include statements relating to our business, including statements regarding revenues, cost synergies and earnings related to our recent VRV Acquisition. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, and trends, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements.
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
Interest Rate Risk: Our primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. If interest rates were to increase 100 basis points (1 percent) from the weighted-average interest rate of 4.1% at December 31, 2018, and assuming no changes in the $329.3 million of borrowings outstanding under the SSRCF at December 31, 2018, our additional annual expense would be approximately $3.3 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, and the Japanese yen. During 2018, both the Chinese yuan and euro decreased in relation to the U.S. dollar by 5%. At December 31, 2018, a hypothetical further 10% strengthening of the U.S. dollar would not materially affect our financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Chinese yuan, the Japanese yen, the Czech koruna, the Indian rupee, the Australian dollar, and the British pound. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of income as a component of foreign currency loss. We enter into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At December 31, 2018, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts.
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
We also entered into separate, privately-negotiated warrant transactions with the Option Counterparties to acquire up to 4.41 million shares of our common stock. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions related to the 2024 Notes was initially $71.775 per share. Further information is located in Note 9, “Debt and Credit Arrangements,” of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, an evaluation was performed under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in our report which is set forth in Item 8. “Financial Statements and Supplementary Data,” on page F-3 under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.
The Company did not include an evaluation of the internal control over financial reporting of VRV S.r.l. and its subsidiaries and Skaff Cryogenics and Cryo-Lease, LLC, which, combined, constituted $342.1 million and $153.2 million of total and net assets, respectively, as of December 31, 2018, and $19.4 million and $2.4 million of revenues and net loss, respectively, for the year then ended.
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
Information required by this item as to the Directors of the Company appearing under the caption “Election of Directors” in our 2019 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 is set forth in the 2019 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. Information required by Items 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is set forth in the 2019 Proxy Statement under the headings “Information Regarding Meetings and Committees of the Board of Directors,” “Code of Ethical Business Conduct and Officer Code of Ethics” and “Stockholder Communications with the Board,” which information is incorporated herein by reference.
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
Set forth below is a list of the members of our Board of Directors as of February 22, 2019:

Directors
STEVEN W. KRABLIN (2) (3)
Chairman of the Board
Retired President, Chief Executive Officer and Chairman of the Board
T-3 Energy Services, Inc.
Oilfield services company that manufactures products used in the drilling, production and transportation of oil and gas

JILLIAN C. EVANKO
Chief Executive Officer and President
Chart Industries, Inc.

W. DOUGLAS BROWN (1) (2)
Retired Vice President, General Counsel and Secretary
Air Products and Chemicals, Inc.
Supplier of industrial gases, performance materials, and equipment and services

CAREY CHEN (1) (3)
Executive Chairman and President of Cincinnati Incorporated
Manufacturer of advanced equipment for the metal fabrication industry

MICHAEL L. MOLININI (1) (3)
Retired Chief Executive Officer and President
Airgas, Inc.
Supplier of gases, welding equipment and supplies, and safety products

ELIZABETH G. SPOMER (2) (3)
Retired Executive Vice President
Veresen Inc. (former owner of Jordan Cove LNG LLC)
Retired President and Chief Executive Officer
Jordan Cove LNG LLC, a wholly owned subsidiary of Pembina Pipeline Corporation
Diversified energy infrastructure company

THOMAS L. WILLIAMS (1) (2)
Chairman of the Board and Chief Executive Officer
Parker Hannifin Corporation
Manufacturer of motion and control products
_______________

(1)	Compensation Committee

(2)	Nominations and Corporate Governance Committee

(3)	Audit Committee

Item 11.	Executive Compensation
The information required by Item 402 of Regulation S-K is set forth in the 2019 Proxy Statement under the heading “Executive and Director Compensation,” which information is incorporated herein by reference. The information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K is set forth in the 2019 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth in the 2019 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions, and Director Independence
The information required by this item is set forth in the 2019 Proxy Statement under the headings “Related Party Transactions” and “Director Independence,” which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item is set forth in the 2019 Proxy Statement under the heading “Principal Accounting Fees and Services,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this 2018 Annual Report on Form 10-K:
1.  Financial Statements.  The following consolidated financial statements of the Company and its subsidiaries and the reports of the Company’s independent registered public accounting firm are incorporated by reference in Item 8:
Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2018 and 2017
Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
2.  Financial Statement Schedules.  The following additional information should be read in conjunction with the consolidated financial statements:
Schedule II Valuation and Qualifying Accounts for the Years Ended December 31, 2018, 2017 and 2016
All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
3.  Exhibits.  See the Index to Exhibits at page E-1 of this Annual Report on Form 10-K.

Item 16.    Form 10–K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chart Industries, Inc.

By:	/s/ Jillian C. Evanko
Jillian C. Evanko Chief Executive Officer and President (Principal Executive Officer)
Date: February 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:

/s/ Steven W. Krablin	Chairman of the Board, Director
Steven W. Krablin

/s/ Jillian C. Evanko	Chief Executive Officer and President, Director (Principal Executive Officer)
Jillian C. Evanko

/s/ Jeffrey R. Lass	Vice President and Chief Financial Officer (Principal Financial Officer)
Jeffrey R. Lass

/s/ Michael L. Schmit	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
Michael L. Schmit

/s/ W. Douglas Brown	Director
W. Douglas Brown

/s/ Carey Chen	Director
Carey Chen

/s/ Michael L. Molinini	Director
Michael L. Molinini

/s/ Elizabeth G. Spomer	Director
Elizabeth G. Spomer

/s/ Thomas L. Williams	Director
Thomas L. Williams
Date: February 22, 2019

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
Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Management did not include an evaluation of the internal control over financial reporting of VRV S.r.l. and its subsidiaries and Skaff Cryogenics and Cryo-Lease, LLC, which, combined, constituted $342.1 million and $153.2 million of total and net assets, respectively, as of December 31, 2018, and $19.4 million and $2.4 million of sales and net loss, respectively, for the year then ended.
Based on this assessment, management has determined that the Company’s internal control over financial reporting is effective as of December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

/s/ Jillian C. Evanko	/s/ Jeffrey R. Lass
Jillian C. Evanko	Jeffrey R. Lass
Chief Executive Officer and President	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Chart Industries, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the index at Item 15(a) 2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for revenue in 2018 as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective January 1, 2018.

Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Chart Industries, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited Chart Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31,2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chart Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31,
2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of VRV S.r.l. (VRV), as well as Skaff Cryogenics and Cryo-Lease, LLC (together, Skaff), all of which are included in the 2018 consolidated financial statements of the Company and constituted 18% and 17% of total and net assets, respectively, as of December 31, 2018 and 2% of sales and a 3% reduction of net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of internal control over financial reporting of VRV and Skaff.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the index at Item 15(a) 2 and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
February 22, 2019

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$118.1	$122.6
Accounts receivable, less allowances of $8.5 and $9.1	194.8	196.4
Inventories, net	233.1	173.7
Unbilled contract revenue	54.5	36.5
Prepaid expenses	14.0	14.4
Other current assets	47.2	23.7
Current assets of discontinued operations	—	66.7
Total Current Assets	661.7	634.0
Property, plant and equipment, net	361.1	285.0
Goodwill	520.7	459.7
Identifiable intangible assets, net	330.4	286.4
Other assets	23.8	21.4
Non-current assets of discontinued operations	—	38.2
TOTAL ASSETS	$1,897.7	$1,724.7
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$125.5	$105.4
Customer advances and billings in excess of contract revenue	130.0	109.6
Accrued salaries, wages and benefits	46.6	46.4
Current portion of warranty reserve	8.6	11.5
Short-term debt and current portion of long-term debt	11.2	58.9
Other current liabilities	44.7	39.9
Current liabilities of discontinued operations	—	15.9
Total Current Liabilities	366.6	387.6
Long-term debt	533.2	439.2
Long-term deferred tax liabilities	76.4	62.1
Accrued pension liabilities	11.7	9.4
Other long-term liabilities	20.8	18.6
Non-current liabilities of discontinued operations	—	2.6
Total Liabilities	1,008.7	919.5

Equity
Common stock, par value $0.01 per share — 150,000,000 shares authorized, 31,363,650 and 30,804,832 shares issued and outstanding at December 31, 2018 and 2017, respectively	0.3	0.3
Additional paid-in capital	460.2	445.7
Retained earnings	453.9	364.3
Accumulated other comprehensive loss	(29.9)	(8.1)
Total Chart Industries, Inc. Shareholders’ Equity	884.5	802.2
Noncontrolling interests	4.5	3.0
Total Equity	889.0	805.2
TOTAL LIABILITIES AND EQUITY	$1,897.7	$1,724.7
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Sales	$1,084.3	$842.9	$722.0
Cost of sales	788.4	611.3	512.3
Gross profit	295.9	231.6	209.7
Selling, general and administrative expenses	181.9	180.9	158.7
Amortization expense	21.9	12.2	8.8
Asset impairments	—	—	1.2
Operating expenses	203.8	193.1	168.7
Operating income	92.1	38.5	41.0
Other expenses:
Interest expense, net	21.4	17.3	15.1
Loss on extinguishment of debt	—	4.9	—
Financing costs amortization	1.3	1.3	1.3
Foreign currency loss	0.4	3.9	0.5
Other expenses, net	23.1	27.4	16.9
Income from continuing operations before income taxes	69.0	11.1	24.1
Income tax expense (benefit):
Current	8.4	14.8	(4.4)
Deferred	5.0	(31.4)	15.0
Income tax expense (benefit), net	13.4	(16.6)	10.6
Net income from continuing operations	55.6	27.7	13.5
Income from discontinued operations, net of tax	34.4	1.8	11.2
Net income	90.0	29.5	24.7
Less: Income (loss) attributable to noncontrolling interests of continuing operations, net of taxes	2.0	1.5	(3.5)
Net income attributable to Chart Industries, Inc.	$88.0	$28.0	$28.2
Net income attributable to Chart Industries, Inc.
Income from continuing operations	53.6	26.2	17.0
Income from discontinued operations	34.4	1.8	11.2
Net income attributable to Chart Industries, Inc.	$88.0	$28.0	$28.2
Basic earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$1.73	$0.85	$0.55
Income from discontinued operations	1.10	0.06	0.37
Net income attributable to Chart Industries, Inc.	$2.83	$0.91	$0.92
Diluted earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$1.67	$0.84	$0.55
Income from discontinued operations	1.06	0.05	0.36
Net income attributable to Chart Industries, Inc.	$2.73	$0.89	$0.91
Weighted-average number of common shares outstanding:
Basic	31.05	30.74	30.58
Diluted	32.20	31.34	30.98
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31,
	2018	2017	2016
Net income	$90.0	$29.5	$24.7
Other comprehensive (loss) income:
Foreign currency translation adjustments	(19.7)	26.9	(12.2)
Defined benefit pension plan:
Actuarial (loss) gain on remeasurement	(3.5)	2.4	1.5
Amortization of net loss	0.9	1.2	1.5
Defined benefit pension plan	(2.6)	3.6	3.0
Other comprehensive (loss) income, before tax	(22.3)	30.5	(9.2)
Income tax benefit (expense) related to defined benefit pension plan	0.5	(3.3)	(1.1)
Other comprehensive (loss) income, net of taxes	(21.8)	27.2	(10.3)
Comprehensive income	68.2	56.7	14.4
Less: Comprehensive (income) loss attributable to noncontrolling interests, net of taxes	(2.0)	(1.6)	3.5
Comprehensive income attributable to Chart Industries, Inc.	$66.2	$55.1	$17.9
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$90.0	$29.5	$24.7
Less: Income from discontinued operations	34.4	1.8	11.2
Income from continuing operations	55.6	27.7	13.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.8	37.6	33.1
Asset impairments	—	—	1.2
Interest accretion of convertible notes discount	9.1	12.8	12.5
Loss on extinguishment of debt	—	4.9	—
Financing costs amortization	1.3	1.3	1.3
Employee share-based compensation expense	4.9	10.6	10.1
Unrealized foreign currency transaction (gain) loss	(2.2)	0.3	0.5
Deferred income tax benefit	5.0	(31.4)	15.0
Other non-cash operating activities	(2.5)	2.3	1.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	25.5	(32.8)	35.8
Inventory	(14.1)	(22.0)	21.7
Unbilled contract revenues and other assets	(9.1)	3.5	(11.6)
Accounts payable and other liabilities	(10.2)	13.6	29.9
Customer advances and billings in excess of contract revenue	4.9	15.9	5.0
Net Cash Provided By Operating Activities	119.0	44.3	169.3
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(225.8)	(446.1)	(1.4)
Capital expenditures	(35.6)	(33.0)	(16.7)
Government grants	0.8	0.4	1.1
Proceeds from sale of assets	—	0.9	—
Net Cash Used In Investing Activities	(260.6)	(477.8)	(17.0)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	411.7	302.2	3.8
Repayments on revolving credit facilities	(316.8)	(66.1)	(6.1)
Repurchase of convertible notes	(57.1)	(194.9)	—
Proceeds from issuance of convertible notes	—	258.8	—
Proceeds from issuance of warrants	—	46.0	—
Payments for call options related to convertible notes	—	(59.5)	—
Borrowings on term loan	—	—	13.2
Repayments on term loan	(5.9)	(3.1)	(2.9)
Payments for debt issuance costs	(1.4)	(8.2)	—
Proceeds from exercise of stock options	10.8	2.0	0.4
Common stock repurchases	(2.7)	(2.0)	(0.7)
Dividend distribution to noncontrolling interests	(0.4)	—	—
Net Cash Provided By Financing Activities	38.2	275.2	7.7

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Dollars in millions)

	Year Ended December 31,
	2018	2017	2016
DISCONTINUED OPERATIONS
Cash (Used In) Provided By Operating Activities	(30.2)	2.7	1.5
Cash Provided by (Used In) Investing Activities (2)	132.7	(2.2)	(1.1)
Cash Provided By Discontinued Operations	102.5	0.5	0.4
Effect of exchange rate changes on cash and cash equivalents	(11.4)	7.2	(2.1)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(12.3)	(150.6)	158.3
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	131.4	282.0	123.7
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (1)	$119.1	$131.4	$282.0
_______________

(1)	Refer to Note 9, “Debt and Credit Arrangements,” and Note 12, “Business Combinations,” for further information regarding restricted cash and restricted cash equivalents balances.

(2)	Includes proceeds from the sale of CAIRE of $133.5 for the year ended December 31, 2018.
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and shares in millions)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests
	Shares Outstanding	Amount		Retained Earnings			Total Equity
Balance at January 1, 2016	30.55	$0.3	$387.1	$308.1	$(24.9)	$5.1	$675.7
Net Income (loss)	—	—	—	28.2	—	(3.5)	24.7
Other comprehensive loss	—	—	—	—	(10.3)	—	(10.3)
Share-based compensation expense	—	—	10.7	—	—	—	10.7
Common stock issued from share-based compensation plans	0.10	—	0.4	—	—	—	0.4
Excess tax deficiency from exercise of stock options	—	—	(1.7)	—	—	—	(1.7)
Common stock repurchases	(0.04)	—	(0.7)	—	—	—	(0.7)
Other	—	—	—	—	—	(0.2)	(0.2)
Balance at December 31, 2016	30.61	0.3	395.8	336.3	(35.2)	1.4	698.6
Net income	—	—	—	28.0	—	1.5	29.5
Other comprehensive income	—	—	—	—	27.1	0.1	27.2
Equity component of convertible notes issuance, net of deferred financing fees and deferred taxes	—	—	36.6	—	—	—	36.6
Proceeds from issuance of warrants	—	—	46.0	—	—	—	46.0
Purchase of call options, net of deferred taxes	—	—	(38.1)	—	—	—	(38.1)
Repurchase of convertible notes	—	—	(5.8)	—	—	—	(5.8)
Share-based compensation expense	—	—	11.1	—	—	—	11.1
Common stock issued from share-based compensation plans	0.25	—	2.0	—	—	—	2.0
Common stock repurchases	(0.05)	—	(2.0)	—	—	—	(2.0)
Other	—	—	0.1	—	—	—	0.1
Balance at December 31, 2017	30.81	0.3	445.7	364.3	(8.1)	3.0	805.2
Net income	—	—	—	88.0	—	2.0	90.0
Cumulative effect of account change	—	—	—	1.6	—	—	1.6
Other comprehensive loss	—	—	—	—	(21.8)	—	(21.8)
Share-based compensation expense	—	—	6.9	—	—	—	6.9
Common stock issued from share-based compensation plans	0.60	—	10.3	—	—	—	10.3
Common stock repurchases	(0.05)	—	(2.7)	—	—	—	(2.7)
Dividend distribution to noncontrolling interest	—	—	—	—	—	(0.4)	(0.4)
Other	—	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2018	31.36	$0.3	$460.2	$453.9	$(29.9)	$4.5	$889.0
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
On December 20, 2018, we closed the sale of our oxygen-related products business to NGK SPARK PLUG CO., LTD. The strategic decision to divest the oxygen-related products business reflects our strategy and capital allocation approach to focus on our core capabilities and offerings. Refer to Note 3, “Discontinued Operations,” for further information.
On November 15, 2018, Chart completed the previously announced acquisition of VRV S.r.l. and its subsidiaries (collectively “VRV”). VRV, which has operations in Italy, France and India, is a diversified multinational corporation with highly automated, purpose-built facilities for the design and manufacture of pressure equipment serving the industrial gas and energy end markets.
On January 2, 2018, we completed the acquisition of Skaff Cryogenics and Cryo-Lease, LLC (together “Skaff”). Skaff provides quality repair service and re-manufacturing of cryogenic and liquefied natural gas storage tanks and trailers and also maintains a portfolio of cryogenic storage equipment that is rented to customers for temporary and permanent needs.  Skaff is headquartered in Brentwood, New Hampshire and provides services and equipment to customers in North America.
On September 20, 2017, we completed the acquisition of RCHPH Holdings, Inc. (“Hudson”). Hudson designs, manufactures, sells and services products used in refining, heating, ventilation and air conditioning (HVAC), petrochemical, natural gas, power generation, industrial and commercial end markets.
For further information regarding the VRV, Skaff and Hudson acquisitions, refer to Note 12, “Business Combinations.”
Principles of Consolidation:  The consolidated financial statements include the accounts of Chart Industries, Inc. and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
Recently Adopted Accounting Standards: In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” This ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allowed disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act were incomplete by the due date of the 2017 financial statements and if possible to provide a reasonable estimate. In 2017, we accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. In 2018, we finalized our analyses under SAB 118. For further information, see Note 15, “Income Taxes.”
In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The FASB issued this guidance to provide clarity as to when modification accounting should be applied when there is a change to the terms or conditions of a share-based payment award in order to prevent diversity in practice. This ASU requires modification accounting to be applied unless all of the following conditions exist: (1) the fair value of the modified award is the same as the fair value of the original award before the original award is modified; if the modification does not affect any of the inputs to the valuation, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award before it was modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award before it was modified. This guidance is applied prospectively for annual periods and interim periods beginning after December 15, 2017. We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial position, results of operations, and disclosures.
In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires companies

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

with sponsored defined benefit pension and/or other postretirement benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs. The other components of net periodic benefit cost will be presented separately and not included in operating income. In addition, only service costs are eligible to be capitalized as an asset. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and this guidance will generally be applied retrospectively, whereas the capitalization of the service cost component will be applied prospectively. We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial position, results of operations, and disclosures.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  The new guidance eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of the current guidance’s goodwill impairment test) to measure a goodwill impairment charge.  Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on current guidance’s Step 1).  We have adopted this guidance as of January 1, 2018.  This guidance will only have an impact on future periods’ financial position, results of operations, and disclosures if a goodwill impairment occurs.
In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This ASU provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business.  This guidance is applied prospectively for annual periods and interim periods beginning after December 15, 2017.  We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial position, results of operations, and disclosures.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The FASB issued this update to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and this guidance will generally be applied retrospectively. We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial position, results of operations, and disclosures.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and subsequently issued additional guidance that modified ASU 2014-09. ASU 2014-09 and the subsequent modifications are identified as Accounting Standards Codification (“ASC”) 606 (“ASC 606”). ASC 606 replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and provides for expanded disclosure requirements. This update requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.
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
Impacts on Financial Statements
The following table summarizes the cumulative effect of the changes to our consolidated balance sheet as of December 31, 2018 from the adoption of ASC 606:

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
Assets
Inventories, net	$173.7	$(10.5)	$163.2
Unbilled contract revenue	36.5	6.5	43.0
Prepaid expenses	14.4	(1.6)	12.8

Liabilities
Accounts payable	$105.4	$0.2	$105.6
Customer advances and billings in excess of contract revenue	109.6	(7.8)	101.8
Other current liabilities	39.9	0.1	40.0
Long-term deferred tax liabilities	62.1	0.3	62.4

Equity
Retained earnings	$364.3	$1.6	$365.9

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

The following tables summarize the current period impacts of adopting ASC 606 on our audited consolidated balance sheet and statement of operations:

	December 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of adoption Higher (Lower)
Assets
Accounts receivable, net of allowances	$194.8	$194.7	$0.1
Inventories, net	233.1	254.1	(21.0)
Unbilled contract revenue	54.5	46.5	8.0
Other current assets	47.2	47.3	(0.1)

Liabilities
Customer advances and billings in excess of contract revenue	130.0	149.6	(19.6)
Other current liabilities	44.7	43.6	1.1
Long-term deferred tax liabilities	76.4	75.1	1.3

Equity
Retained earnings	$453.9	$449.7	$4.2

	Year Ended December 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of adoption Higher (Lower)
Sales	$1,084.3	$1,071.2	$13.1
Cost of sales	788.4	778.7	9.7
Selling, general and administrative expenses	181.9	182.1	(0.2)
Income tax expense	13.4	12.3	1.1
Net income from continuing operations attributable to Chart Industries, Inc.	88.0	85.4	2.6

Net income from continuing operations attributable to Chart Industries, Inc. per common share:
Basic	$1.73	$1.65	$0.08
Diluted	$1.67	$1.59	$0.08
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
Goodwill is analyzed on a reporting unit basis. The reporting units are the same as the operating and reportable segments: Energy & Chemicals (“E&C”), Distribution & Storage Western Hemisphere (“D&S West”) and Distribution & Storage Eastern Hemisphere (“D&S East”). We first evaluate qualitative factors, such as macroeconomic conditions and our overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh these factors in totality in forming a conclusion of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount (the “Step 0 Test”). If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the first step of the goodwill impairment test is not necessary. Otherwise, we would proceed to the first step of the goodwill impairment test.
Alternatively, we may also bypass the Step 0 Test and proceed directly to the first step of the goodwill impairment test. Under the first step (“Step 1”), we estimate the fair value of the reporting units by considering income and market approaches to develop fair value estimates, which are weighted to arrive at a fair value estimate for each reporting unit. With respect to the income approach, a model has been developed to estimate the fair value of each reporting unit. This fair value model incorporates estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

With respect to the market approach, a guideline company method is employed whereby pricing multiples are derived from companies with similar assets or businesses to estimate fair value of each reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, then goodwill is not impaired and no further testing is required. However, if the fair value of the reporting unit is less than its carrying amount, the impairment charge is based on the excess of a reporting unit’s carrying amount over its fair value (i.e., we would measure the charge based on the result from Step 1).
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
See Note 8, “Goodwill and Intangible Assets,” for more information relating to goodwill and indefinite-lived intangible assets.
Customer Advances and Billings in Excess of Contract Revenue: Our contract liabilities consist of advance customer payments, billings in excess of revenue recognized and deferred revenue. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We classify advance customer payments and billings in excess of revenue recognized as current. We classify deferred revenue as current or non-current based on the timing of when we expect to recognize revenue. The current portion of deferred revenue is included in customer advances and billings in excess of contract revenue in our audited consolidated balance sheets. Long-term deferred revenue is included in other long-term liabilities in our audited consolidated balance sheets.
Convertible Debt: We determined that the conversion option within our 1.00% Convertible Senior Subordinated Notes due November 2024 (the “2024 Notes”) was not clearly and closely related to the debt instrument host, however, the conversion option met a scope exception to derivative instrument accounting since the conversion feature is indexed to our common stock and meets equity classification criteria. Convertible debt instruments exempt from derivative accounting and subject to cash settlement of the conversion option are recognized by bifurcating the principal balance into a liability component and an equity component where the fair value of the liability component is estimated by calculating the present value of its cash flows discounted at an interest rate that we would have received for similar debt instruments that have no conversion rights (the “straight-debt rate”), and the equity component is the residual amount, net of tax, which creates a discount on the 2024 Notes. We recognize non-cash interest accretion expense related to the carrying amount of the 2024 Notes which is accreted back to its principal amount over the expected life of the debt, which is also the stated life of the debt.
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
Fair Value Measurements: We measure our financial assets and liabilities at fair value on a recurring basis using a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies. The three levels of inputs used to measure fair value are as follows:
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
Derivative Financial Instruments:  We utilize certain derivative financial instruments to enhance our ability to manage foreign currency risk that exists as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. We do not enter into contracts for speculative purposes nor are we a party to any leveraged derivative instrument. We are exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. We utilize foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the U.S. dollar, the euro, the Chinese yuan, the Czech koruna, the Australian dollar, the British pound, the Canadian dollar, the Indian rupee and the Japanese yen. Our foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Foreign currency forward contracts are measured at fair value and recorded on the consolidated balance sheets as other current liabilities or assets. Changes in their fair value are recorded in the consolidated statements of income as foreign currency gains or losses. Our foreign currency forward contracts are not exchange traded instruments and, accordingly, the valuation is performed using Level 2 inputs as defined above. Gains or losses on settled or expired contracts are recorded in the consolidated statements of income as foreign currency gains or losses.
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
Business Combinations: We account for business combinations in accordance with ASC 805, “Business Combinations.” We recognize and measure identifiable assets acquired and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the fair value of the net assets acquired, including identifiable intangible assets, is assigned to goodwill. As additional information becomes available, we may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which shall not exceed twelve months from the closing of the acquisition.
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
We expense transaction related costs, including legal, consulting, accounting and other costs, in the periods in which the costs are incurred.
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
For standard industrial gas and LNG tanks and some products identified in the prior paragraph with contract language that does not meet the over time recognition requirements, the contract with the customer contains language that transfers control to the customer at a point in time. For these contracts, revenue is recognized when we satisfy our performance obligation to the customer. Timing of amounts billed on contracts varies from contract to contract. The specific point in time when control transfers depends on the contract with the customer, contract terms that provide for a present obligation to pay, physical possession, legal title, risk and rewards of ownership, acceptance of the asset, and bill-and-hold arrangements may impact the point in time when control transfers to the customer. We recognize revenue under bill-and-hold arrangements when control transfers and the reason for the arrangement is substantive, the product is separately identified as belonging to the customer, the product is ready for physical transfer and we do not have the ability to use the product or direct it to another customer.
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
Shipping and handling fee revenues and the related expenses are reported as fulfillment revenues and expenses for all customers because we have adopted the practical expedient contained in ASC 606-10-25-18B. Therefore, all shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in cost of sales. Amounts billed to customers for shipping are classified as sales, and the related costs are classified as cost of sales on the consolidated statements of income. Shipping revenue of $11.4, $8.5, and $6.9 for the years ended December 31, 2018, 2017 and 2016, respectively, are included in sales. Shipping costs of $16.9, $11.1, and $9.5 for the years ended December 31, 2018, 2017 and 2016, respectively, are included in cost of sales.
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
Advertising Costs:  We incurred advertising costs of $4.0, $4.2, and $3.8 for the years ended December 31, 2018, 2017 and 2016, respectively. Such costs are expensed as incurred and included in SG&A expenses in the consolidated statements of income.
Research and Development Costs:  We incurred research and development costs of $11.1, $7.1, and $7.6 for the years ended December 31, 2018, 2017 and 2016, respectively. Such costs are expensed as incurred and included in SG&A expenses in the consolidated statements of income.
Foreign Currency Translation:  The functional currency for the majority of our foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for asset and liability accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive (loss) income in the consolidated statements of comprehensive income. Remeasurement from local to functional currencies is included in cost sales or foreign currency loss in the consolidated statements of income. Gains or losses resulting from foreign currency transactions are charged to net income in the consolidated statements of income as incurred.
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
Interest and penalties related to income taxes are accounted for as income tax expense in the consolidated statements of income.
We have accounted for the tax effects of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, requires a current inclusion in U.S. federal taxable income of certain earnings of foreign corporations, and creates a new limitation on deductible interest expense. In 2017, we accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. In 2018, we finalized our analyses under SAB 118. For further information, see Note 15, “Income Taxes.”
Share-based Compensation:  We measure share-based compensation expense for share-based payments to employees and directors, including grants of employee stock options, restricted stock, restricted stock units and performance units based on the grant-date fair value. The fair value of stock options is calculated using the Black-Scholes pricing model and is recognized on an accelerated basis over the vesting period. The grant-date fair value calculation under the Black-Scholes pricing model requires the use of variables such as exercise term of the option, future volatility, dividend yield, and risk-free interest rate. The fair value of restricted stock and restricted stock units is based on Chart’s market price on the date of grant and is generally recognized on an accelerated basis over the vesting period. The fair value of performance units is based on Chart’s market price on the date of grant and pre-determined performance conditions as determined by the Compensation Committee of the Board of Directors and is recognized on a straight-line basis over the performance measurement period based on the probability that the performance conditions will be achieved. We reassess the vesting probability of performance units each reporting period and adjust share-based compensation expense based on our probability assessment. Share-based compensation expense for all awards considers estimated forfeitures.

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
Recently Issued Accounting Standards: In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures.
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
In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” This ASU makes amendments to multiple codification Topics. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018. We are currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. ASU 2016-13 and the subsequent modifications are identified as ASC 326.” The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is permitted. We are currently assessing the effect that ASC 326 will have on our financial position, results of operations, and disclosures.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and subsequently issued additional guidance that modified ASU 2016-02. ASU 2016-02 and the subsequent modifications are identified as “ASC 842.” The FASB issued ASC 842 to require the recognition of lease assets and lease liabilities on the balance sheet of lessees. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. ASC 842 requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted.
We expect adoption to increase liabilities and assets recorded on our consolidated balance sheet due to the addition of right-of-use assets and lease liabilities and our total right-of-use assets. We also expect that adoption of ASC 842 will increase the level of disclosures related to leases and require changes to our internal controls to support recognition and disclosure requirements under the new standard. As of December 31, 2018, we had $39.6 million of undiscounted future minimum lease payments for non-cancelable operating leases as discussed in Note 18, “Lease Commitments.” While we are substantially complete, we are currently still in the process of finalizing our evaluation of the effect that ASC 842 will have on our consolidated financial statements and disclosures. We expect to complete our accounting assessment and determine the quantitative impact of adoption during the first quarter of 2019.
NOTE 3 — Discontinued Operations
On December 20, 2018, we closed the sale of our oxygen-related products business, which was formerly within our BioMedical segment prior to our strategic realignment in the third quarter of 2018 discussed in Note 4, “Segment and Geographic Information,” to NGK SPARK PLUG CO., LTD. for $133.5 (the “Divestiture”). The strategic decision to divest the oxygen-related products business reflects our strategy and capital allocation approach to focus on our core capabilities and offerings. We recorded a gain on the Divestiture of $34.3 for the year ended December 31, 2018.
As a result of the Divestiture, the asset group, which included our respiratory and on-site generation systems businesses, met the criteria to be held for sale in the balance sheet as of December 31, 2017. Furthermore, we determined that the assets held for sale qualified for discontinued operations for the years ended December 31, 2018, 2017 and 2016. As such, the financial results of the respiratory therapy and on-site generation systems businesses are reflected in our consolidated statements of income and consolidated statements of comprehensive income as discontinued operations for all periods presented. Interest expense of $3.2, $2.1 and $2.2 was allocated to discontinued operations for the years ended December 31, 2018, 2017 and 2016, respectively, based on the net assets of the discontinued operations as a percentage of the net assets of Chart. Current and non-current assets and liabilities of discontinued operations are reflected in the audited consolidated balance sheet as of December 31, 2017.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

Summarized Financial Information of Discontinued Operations
The following table represents income from discontinued operations, net of tax:

	Year Ended December 31,
	2018	2017	2016
Sales	$157.0	$145.9	$137.2
Cost of sales	115.8	105.4	80.5
Selling, general and administrative expenses	32.7	34.2	37.2
Amortization expense	2.3	2.8	3.1
Operating income (1)	6.2	3.5	16.4
Interest expense, net	3.2	2.1	2.2
Other expense (income), net	0.1	(1.1)	(0.1)
Income before income taxes	2.9	2.5	14.3
Income tax expense	2.8	0.7	3.1
Income from discontinued operations before gain on sale of business	0.1	1.8	11.2
Gain on sale of business, net of taxes of $2.6	34.3	—	—
Income from discontinued operations, net of tax	$34.4	$1.8	$11.2
_______________

(1)	Includes depreciation expense of $1.7, $1.6, and $1.4 for the years ended December 31, 2018, 2017 and 2016, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

The following table represents the assets and liabilities from discontinued operations:

December 31, 2017
Accounts receivable, net	$26.3
Inventories, net	35.2
Unbilled contract revenue	0.5
Prepaid expenses	1.0
Deferred income taxes	3.7
Current assets of discontinued operations	$66.7

Property, plant, and equipment, net	12.6
Goodwill	9.1
Identifiable intangible assets, net	16.1
Other assets	0.4
Non-current assets of discontinued operations	$38.2

Accounts payable	8.6
Customer advances and billings in excess of contract revenue	0.6
Accrued salaries, wages, and benefits	2.7
Current portion of warranty reserve	2.6
Other current liabilities	1.4
Current liabilities of discontinued operations	$15.9

Long-term deferred tax liabilities	0.4
Other long-term liabilities	2.2
Non-current liabilities of discontinued operations	$2.6

NOTE 4 — Segment and Geographic Information
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017, the structure of our internal organization was divided into the following reportable segments, which were also our operating segments: Energy & Chemicals (“E&C”), Distribution & Storage (“D&S”), and BioMedical. During 2018, we executed a strategic realignment of our segment structure and divided our D&S segment into two segments: Distribution & Storage Western Hemisphere (“D&S West”) and Distribution & Storage Eastern Hemisphere (“D&S East”). We have split responsibility for D&S West and D&S East under different business leaders and associated internal reporting responsibilities. We believe these changes will facilitate our growth strategies, better align with our customer needs, and provide improved transparency of business results to our shareholders.
As a result of the divestiture of the respiratory therapy and on-site generation systems businesses described in Note 3, “Discontinued Operations,” and the acquisition or VRV as described in Note 12, “Business Combinations,” our reportable and operational segments now include: E&C, D&S West and D&S East. Our reportable segments are business units that are each managed separately. Our E&C segment manufactures, offers, and distributes distinct products with different production processes as compared to both our D&S West and D&S East segments. Our D&S West segment has principal operations in the United States and Latin America and primarily serves the Americas geographic region while our D&S East segment has principal operations in Europe and Asia and primarily serves the geographic regions of Europe, Middle East and Asia. Our D&S West segment also includes cryobiological storage manufacturing and distribution operations in the U.S., Europe and Asia, which serve customers around the world. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

We evaluate performance and allocate resources based on operating income as determined in our audited consolidated statements of income.
Segment Financial Information

	Year Ended December 31, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$390.5	$455.5	$246.3	$(8.0)	$—	$1,084.3
Depreciation and amortization expense	27.0	11.2	11.1	—	1.5	50.8
Operating income (loss) (1) (2) (3) (5)	25.5	101.2	19.3	(2.5)	(51.4)	92.1
Capital expenditures	15.5	6.0	10.4	—	3.7	35.6

	Year Ended December 31, 2017
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$225.6	$400.6	$232.3	$(15.6)	$—	$842.9
Depreciation and amortization expense	15.3	10.6	9.5	—	2.2	37.6
Operating income (loss) (1) (4)	5.1	85.2	14.2	(3.6)	(62.4)	38.5
Capital expenditures	15.5	4.1	11.1	—	2.3	33.0

	Year Ended December 31, 2016
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$154.3	$378.1	$197.6	$(8.0)	$—	$722.0
Depreciation and amortization expense	10.0	11.7	8.3	—	3.1	33.1
Operating (loss) income (1) (4) (6)	13.3	75.6	0.3	(2.1)	(46.1)	41.0
Capital expenditures	3.3	3.9	8.6	—	0.5	16.3
_______________

(1)	Includes restructuring costs of $4.4, $11.2 and $9.5 for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Includes an expense of $4.0 recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the year ended December 31, 2018.

(3)
Includes transaction-related costs of $2.1 for the year ended December 31, 2018, which were mainly related to the VRV acquisition. Includes integration costs of $0.8 related to the VRV acquisition for the year ended December 31, 2018.

(4)	Includes transaction-related costs of $10.1 and $0.4 for the year ended December 31, 2017 and 2016, respectively.

(5)
During the year ended December 31, 2018, we recorded net severance costs of $2.3 primarily related to headcount reductions associated with the strategic realignment of our segment structure, which includes $1.8 in payroll severance costs partially offset by a $0.9 credit due to related share-based compensation forfeitures for 2018. Includes net severance costs of $1.4 related to the departure of our former CEO, which includes $3.2 in payroll severance costs partially offset by a $1.8 credit due to related share-based compensation forfeitures for 2018.

(6)	Includes asset impairment charges of $1.2 attributed to our D&S East segment.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

Product Sales Information

	Year Ended December 31, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$262.1	$—	$—	$—	$262.1
Liquefied natural gas (LNG) applications	40.6	71.7	65.3	(2.0)	175.6
Industrial gas production applications	13.6	—	—	—	13.6
HVAC, power and refining applications	74.2	—	—	—	74.2
Bulk industrial gas applications	—	148.5	126.1	(1.0)	273.6
Packaged gas industrial applications	—	153.4	54.9	(3.5)	204.8
Cryobiological storage	—	81.9	—	(1.5)	80.4
Total	$390.5	$455.5	$246.3	$(8.0)	$1,084.3

	Year Ended December 31, 2017
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$152.9	$—	$—	$—	$152.9
Liquefied natural gas (LNG) applications	29.5	58.0	80.2	(0.2)	167.5
Industrial gas production applications	22.4	—	—	—	22.4
HVAC, power and refining applications	20.8	—	—	—	20.8
Bulk industrial gas applications	—	129.6	93.4	(0.5)	222.5
Packaged gas industrial applications	—	136.0	58.7	(14.9)	179.8
Cryobiological storage	—	77.0	—	—	77.0
Total	$225.6	$400.6	$232.3	$(15.6)	$842.9

	Year Ended December 31, 2016
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$105.4	$—	$—	$—	$105.4
Liquefied natural gas (LNG) applications	38.2	45.9	67.0	(4.2)	146.9
Industrial gas production applications	10.7	—	—	—	10.7
HVAC, power and refining applications	—	—	—	—	—
Bulk industrial gas applications	—	141.4	90.1	(0.8)	230.7
Packaged gas industrial applications	—	120.2	40.5	(3.0)	157.7
Cryobiological storage	—	70.6	—	—	70.6
Total	$154.3	$378.1	$197.6	$(8.0)	$722.0
Sales to Praxair and Linde, which combined in 2018, exceeded 10% of consolidated sales in 2018 on a combined basis and represented approximately $121.6 or 11.2% of consolidated sales in 2018 (attributable to all of our segments). Sales to Air Liquide, exceeded 10% of consolidated sales in 2016, and represented approximately $90.6 or 12.5% of consolidated sales in 2016 (attributable to all of our segments). In 2017, no single customer accounted for more than 10% of consolidated sales.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

	Total Assets for the Year Ended December 31,
	2018	2017
Energy & Chemicals (1) (2)	$889.2	$782.9
D&S West	420.3	415.7
D&S East (1)	496.1	327.3
Corporate	92.1	93.9
Total assets of discontinued operations	—	104.9
Consolidated	$1,897.7	$1,724.7

(1)
Total assets at December 31, 2018 includes $327.8 related to VRV (E&C $145.8, D&S East $182.0) of which $64.0 (E&C $27.4, D&S East $36.6) and $66.4 (E&C $33.2, D&S East $33.2) represented acquired goodwill and identifiable intangible assets, net, respectively. See Note 12, “Business Combinations,” for further information related to the VRV acquisition.

(2)
Total assets at December 31, 2017 includes $572.8 related to Hudson of which $238.3 and $211.0 represented acquired goodwill and identifiable intangible assets, net, respectively. See Note 12, “Business Combinations,” for further information related to the Hudson acquisition.

Geographic Information
Net sales by geographic area are reported by the destination of sales. Net property, plant and equipment by geographic area are reported by country of domicile.

	Sales for the Year Ended December 31,
	2018	2017	2016
United States	$604.8	$475.0	$378.0
Foreign
China	115.1	101.3	84.7
Other foreign countries	364.4	266.6	259.3
Total Foreign	479.5	367.9	344.0
Total	$1,084.3	$842.9	$722.0

	Property, plant and equipment, net as of December 31,
	2018	2017
United States	$176.8	$166.6
Foreign
China	77.2	82.4
Italy	52.9	2.0
Czech Republic	21.5	20.5
India	19.8	—
Germany	12.9	13.4
Other foreign countries	—	0.1
Total Foreign	184.3	118.4
Total	$361.1	$285.0

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

NOTE 5 — Revenue
Disaggregation of Revenue
The following table represents a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Year Ended December 31, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Point in time	$136.2	$405.3	$222.9	$(6.2)	$758.2
Over time	254.3	50.2	23.4	(1.8)	326.1
Total	$390.5	$455.5	$246.3	$(8.0)	$1,084.3
Refer to Note 4, “Segment and Geographic Information,” for a table of revenue disaggregated by product application along with the reportable segment for each category.
Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	December 31, 2018	January 1, 2018	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$194.8	$196.4	$(1.6)	0.8%
Unbilled contract revenue	54.5	43.0	11.5	(26.7)%

Contract liabilities
Customer advances and billings in excess of contract revenue	$130.0	$101.8	$28.2	(27.7)%
Long-term deferred revenue	1.4	1.7	(0.3)	17.6%
Revenue recognized for the years ended December 31, 2018 and 2017, that was included in the contract liabilities balance at the beginning of each year was $83.7 and $56.7, respectively. The amount of revenue recognized during the full year ended December 31, 2018 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders.  As of December 31, 2018, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $568.2. We expect to recognize revenue on approximately 91.8% of the remaining performance obligations over the next 12 months and 0.4% of the remaining performance obligations over the next 13 to 24 months, with the remaining balance recognized thereafter.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

NOTE 6 — Inventories
The following table summarizes the components of inventory:

	December 31,
	2018	2017
Raw materials and supplies	$97.7	$72.1
Work in process	53.0	37.1
Finished goods	82.4	64.5
Total inventories, net	$233.1	$173.7
Our inventories, net, balance was $233.1 at December 31, 2018 compared to $173.7 at December 31, 2017, representing an increase of $59.4. The VRV acquisition added $49.0 to our inventories, net balance at December 31, 2018. The VRV acquisition is further described in Note 12, “Business Combinations,” to our consolidated financial statements included elsewhere in this report.
The allowance for excess and obsolete inventory balance at December 31, 2018 and 2017 was $9.0 and $7.1, respectively.
NOTE 7 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment:

		December 31,
Classification	Estimated Useful Life	2018	2017
Land and buildings	20-35 years	$287.0	$221.5
Machinery and equipment	3-12 years	214.7	189.6
Computer equipment, furniture and fixtures	3-7 years	38.5	35.3
Construction in process		30.9	25.4
Total property, plant and equipment, gross		571.1	471.8
Less: accumulated depreciation		(210.0)	(186.8)
Total property, plant and equipment, net		$361.1	$285.0
Depreciation expense was $28.9, $25.3 and $24.2 for the years ended December 31, 2018, 2017 and 2016, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

NOTE 8 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	D&S West	D&S East	Consolidated
Balance at January 1, 2017	$27.9	$146.2	$34.8	$208.9
Foreign currency translation adjustments and other	0.1	(0.1)	2.5	2.5
Goodwill acquired during the year	247.1	1.2	—	248.3
Balance at December 31, 2017	275.1	147.3	37.3	459.7
Foreign currency translation adjustments and other	(1.1)	(0.7)	0.2	(1.6)
Goodwill acquired during the year	27.1	4.7	36.1	67.9
Purchase price adjustment (1)	(5.3)	—	—	(5.3)
Balance at December 31, 2018	$295.8	$151.3	$73.6	$520.7

Accumulated goodwill impairment loss at December 31, 2018, December 31, 2017 and January 1, 2017	$64.6	$82.5	$—	$147.1
_______________

(1)	During 2018, we recorded $5.3 in purchase price adjustments related to the Hudson acquisition. For further information, see Note 12, “Business Combinations.”
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		December 31, 2018		December 31, 2017
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	14 years	$254.0	$(92.0)	$226.5	$(74.9)
Unpatented technology	12 years	39.4	(5.1)	22.6	(2.6)
Land use rights	50 years	12.2	(1.3)	13.4	(1.2)
Trademarks and trade names	14 years	13.5	(1.1)	3.4	(1.7)
Patents and other	7 years	14.0	(1.5)	2.6	(0.6)
Total finite-lived intangible assets	14 years	$333.1	$(101.0)	$268.5	$(81.0)
Indefinite-lived intangible assets:
Trademarks and trade names		98.3	—	98.9	—
Total intangible assets		$431.4	$(101.0)	$367.4	$(81.0)
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

Amortization expense for intangible assets subject to amortization was $21.9, $12.2 and $8.8 for the years ended December 31, 2018, 2017 and 2016, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2019	$29.3
2020	27.0
2021	20.0
2022	19.8
2023	19.5
See Note 12, “Business Combinations,” for further information related to intangible assets acquired during 2018 and 2017.
Government Grants
We received certain government grants related to land use rights for capacity expansion in China (“China Government Grants”). China Government Grants are generally recorded in other current liabilities and other long-term liabilities in the consolidated balance sheets and generally recognized into income over the useful life of the associated assets (10 to 50 years).
China Government Grants are presented in our consolidated balance sheets as follows:

	December 31,
	2018	2017
Current	$0.5	$0.5
Long-term	7.7	8.7
Total China Government Grants	$8.2	$9.2
We also received government grants from certain local jurisdictions within the United States, which are recorded in other assets in the consolidated balance sheets and were not significant for the periods presented.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

NOTE 9 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	December 31,
	2018	2017
Convertible notes due November 2024:
Principal amount	$258.8	$258.8
Unamortized discount	(50.4)	(57.6)
Unamortized debt issuance costs	(4.5)	(5.1)
Convertible notes due November 2024, net of unamortized discount and debt issuance costs	203.9	196.1

Convertible notes due August 2018:
Principal amount	—	57.1
Unamortized discount	—	(1.9)
Unamortized debt issuance costs	—	(0.1)
Convertible notes due August 2018, net of unamortized discount and debt issuance costs	—	55.1

Senior secured revolving credit facility due November 2022	329.3	239.0
Foreign facilities	11.2	7.9
Total debt, net of unamortized discount and debt issuance costs	544.4	498.1
Less: current maturities (1)	(11.2)	(58.9)
Long-term debt	$533.2	$439.2
_______________

(1)	Current maturities at December 31, 2017 includes $55.1 of Convertible notes due August 2018, net of unamortized discount and debt issuance costs.
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
A conversion of the 2024 Notes may be settled in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (subject to, and in accordance with, the settlement provisions of the Indenture). The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Because our closing common stock price of $65.03 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

Notes by approximately $27.8 at December 31, 2018. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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
We reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. As of December 31, 2018, events for early conversion were not met, and thus the 2024 Notes were not convertible as of and for the fiscal quarter beginning January 1, 2019. There have been no conversions as of the date of this filing.
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
The following table summarizes interest accretion of the 2024 Notes discount, 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Year Ended December 31,
	2018	2017
2024 Notes, interest accretion of convertible notes discount	$7.2	$1.1
2024 Notes, 1.0% contractual interest coupon	2.6	0.4
2024 Notes, total interest expense	$9.8	$1.5

2024 Notes, financing costs amortization	$0.6	$0.1
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
The following table summarizes interest accretion of the 2018 Notes discount, 2.0% contractual interest coupon, loss on extinguishment of debt and financing costs amortization associated with the 2018 Notes:

	Year Ended December 31,
	2018	2017	2016
2018 Notes, interest accretion of convertible notes discount	$1.9	$11.8	$12.5
2018 Notes, 2.0% contractual interest coupon	1.0	4.3	5.0
2018 Notes, total interest expense	$2.9	$16.1	$17.5

2018 Notes, loss on extinguishment of debt, bond cost portion	—	4.3	—
2018 Notes, write off of unamortized debt issuance costs	—	0.4	—
2018 Notes, total loss on extinguishment of debt (1)	$—	$4.7	$—

2018 Notes, financing costs amortization	$0.1	$0.6	$0.7
______________

(1)
During the year ended December 31, 2017, we wrote off $0.2 of unamortized debt issuance costs related to our senior secured revolving credit facility. When combined with the total loss on extinguishment associated with the 2018 Notes, consolidated loss on extinguishment was $4.9.

Convertible Note Hedge, Capped Call and Warrant Transactions Associated with the 2018 Notes
The convertible note hedge and capped call transactions associated with the 2018 Notes expired in August, with immaterial exercises. Approximately 90% of the separate warrants associated with the 2018 Notes expired without exercise prior to the date of this filing.  Based on our current stock price and the warrants’ $84.96 per share strike price, we anticipate that some or all of the warrants that remain outstanding will be exercised before they finally expire on February 26, 2019.  We do not expect these exercises to be material.
Senior Secured Revolving Credit Facility
On October 26, 2018, we amended our five-year senior secured revolving credit facility (the “SSRCF”), which matures on November 3, 2022, to among other things, increase the size of the facility from $450.0 to $550.0. As so amended, the SSRCF includes a $25.0 sub-limit for the issuance of swingline loans and a $100.0 base sub-limit along with a $100.0 discretionary sub-limit to be used for letters of credit. There is a foreign currency limit of $250.0 under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to a $250.0 sub-limit to be made by our wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited (“Chart Asia”). The SSRCF also includes an expansion option permitting us to add up to an aggregate $225.0 in term loans or revolving credit commitments from its lenders.
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
Significant financial covenants for the SSRCF include a maximum leverage ratio of 4.50 for the four fiscal quarter-period ending December 31, 2018, with such required ratio stepping down over five subsequent quarters until it reaches 3.50 for each such period ending on or after March 31, 2020, and a minimum interest coverage to EBITDA ratio of 3.00. The required leverage ratio can be relaxed on up to two occasions, upon notification to the lenders, to 4.00 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100.0 or greater. The SSRCF contains a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At December 31, 2018, we were in compliance with all covenants.
We recorded $3.2 in deferred debt issuance costs associated with the SSRCF which are being amortized over the five-year term of the SSRCF. At December 31, 2018, unamortized debt issuance costs associated with the SSRCF were $3.1.
At December 31, 2018, there were $329.3 in borrowings outstanding under the SSRCF (“SSRCF Borrowings”), bearing interest at 4.1% on a weighted-average basis and $47.6 in letters of credit issued and bank guarantees supported by the SSRCF. At December 31, 2018, the SSRCF had availability of $173.1. The obligations under the SSRCF are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of Chart and our U.S. subsidiaries and 65% of the capital stock of our material non-U.S. subsidiaries (as defined by the SSRCF) that are owned by U.S. subsidiaries.
The following table summarizes interest expense and financing costs amortization associated with the SSRCF:

	Year Ended December 31,
	2018	2017	2016
SSRCF, interest expense	$11.8	$2.7	$—
SSRCF, financing costs amortization	$0.6	$0.6	$0.6
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), a wholly-owned subsidiary of the Company, CAIRE Medical Technology (Chengdu) Co., Ltd. (formerly known as Chart BioMedical (Chengdu) Co., Ltd., a wholly-owned subsidiary of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7.3) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC or Chengdu under the China Facilities are guaranteed by the Company. At December 31, 2018, there was 33.5 million Chinese yuan (equivalent to $4.9) outstanding under this facility, bearing interest at 5.00%.
Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintained an unsecured credit facility whereby CCDEC was able to borrow up to 70.0 million Chinese yuan (equivalent to $10.2) for working capital purposes. This facility is effective until August 28, 2019. There were no borrowings under this facility during its term.
CCESC has a term loan that is secured by certain CCESC land use rights and allows for up to 86.6 million Chinese yuan (equivalent to $12.6) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At December 31, 2018, there was 6.6 million Chinese yuan (equivalent to $1.0) outstanding on this loan, bearing interest at 5.39%.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

CCESC and CCDEC, together, had a combined total of 13.0 million Chinese yuan (equivalent to $1.9), in bank guarantees at December 31, 2018 under the China Facilities, unsecured credit facility and term loan discussed above.
Foreign Facilities – India
VRV Asia Pacific Private Limited, a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 600.0 million Indian rupees (equivalent to $8.6), which can be utilized for overdraft facilities, working capital demand loans, bank guarantees, letters of credit, or export packing credits. At December 31, 2018, there was 368.9 million Indian rupees (equivalent to $5.3) outstanding as overdraft facilities, working capital demand loans, and export packing credits bearing interest at 8.24%. At December 31, 2018, there was 144.0 million Indian rupees (equivalent to $2.1) outstanding as letters of credit and bank guarantees which are not subject to interest charges.
Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 135.0 million Czech koruna (equivalent to $6.0) and two secured credit facilities with capacity of up to 7.0 million euros (equivalent to $8.0). All three facilities (the “Ferox Credit Facilities”) allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under two of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit, and under one facility, Ferox must pay the letter of credit and guarantee fees equal to 0.50%. Ferox’s land, buildings, and cash collateral secure the credit facilities. At December 31, 2018 there were bank guarantees of 166.3 million Czech koruna (equivalent to $7.4) supported by the Ferox Credit Facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of December 31, 2018.
Scheduled Annual Maturities
The scheduled annual maturities of debt at December 31, 2018, are as follows:

Year	Amount
2019 (1) (2)	$11.2
2022	329.3
2024	258.8
Total	$599.3
_______________

(1)	Includes $11.2 current maturities related to foreign facilities.

(2)
As noted above, the CCESC term loan matures on May 26, 2024, however, the remaining outstanding balance of 6.6 million Chinese yuan (equivalent to $1.0) is below the minimum required semi-annual installment payment amount of 10.0 million Chinese yuan and therefore is scheduled to be paid in 2019.

Cash paid for interest during the years ended December 31, 2018, 2017 and 2016 was $15.9, $9.3, and $5.6, respectively.
Letters of Credit
Chart Energy & Chemicals, Inc., a wholly-owned subsidiary of the Company, had $1.0 and $6.4 in deposits in a bank outside of the SSRCF to secure letters of credit at December 31, 2018 and 2017, respectively. The deposits are treated as restricted cash and restricted cash equivalents in the consolidated balance sheets ($1.0 in other assets at December 31, 2018 and $5.4 in other current assets and $1.0 in other assets at December 31, 2017, respectively).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

Fair Value Disclosures
The fair value of the 2024 Notes was approximately 124% and 105% of their par value as of December 31, 2018 and 2017, respectively. The fair value of the 2018 Notes was approximately 99% of their par value as of December 31, 2017. The 2024 Notes are and the 2018 Notes were actively quoted instruments and, accordingly, the fair values of the 2024 Notes and 2018 Notes were determined using Level 1 inputs.
NOTE 10 — Financial Instruments and Derivative Financial Instruments
Concentrations of Credit Risks:  We sell our products to gas producers, distributors and end-users across the industrial gas, hydrocarbon, chemical processing, respiratory therapy, and cryobiological storage industries in countries all over the world. Approximately 44%, 44%, and 48% of sales were to customers in foreign countries in 2018, 2017 and 2016, respectively.
Sales to Praxair and Linde, which combined in 2018, exceeded 10% of consolidated sales in 2018 on a combined basis and represented approximately $121.6 or 11.2% of consolidated sales in 2018 (attributable to all of our segments). Sales to Air Liquide, exceeded 10% of consolidated sales in 2016, and represented approximately $90.6 or 12.5% of consolidated sales in 2016 (attributable to all of our segments). In 2017, no single customer accounted for more than 10% of consolidated sales. Sales to our top ten customers accounted for 39%, 38% and 41% of consolidated sales in 2018, 2017 and 2016, respectively. Our sales to particular customers fluctuate from period to period, but the large industrial gas producer and distributor customers of ours tend to be a consistently large source of revenue for us.
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
The changes in fair value with respect to our foreign currency forward contracts generated a net loss of $0.8 for the year ended December 31, 2018, a net gain of $0.5 for the year ended December 31, 2017 and a net loss of $0.8 for the year ended December 31, 2016.
NOTE 11 — Product Warranties
We provide product warranties with varying terms and durations for the majority of our products. We estimate our warranty reserve by considering historical and projected warranty claims, historical and projected cost-per-claim, and knowledge of specific product issues that are outside our typical experience. We record warranty expense in cost of sales in the consolidated statements of income. Product warranty claims not expected to occur within one year are included as part of other long-term liabilities in the consolidated balance sheets.
The following table represents changes in our consolidated warranty reserve:

	Year Ended December 31,
	2018	2017	2016
Beginning Balance	$11.6	$11.6	$9.2
Issued - Warranty Expense	5.1	3.1	5.9
Acquired - Warranty Reserve	—	0.9	—
Change in Estimate - Warranty Expense	(1.6)	1.5	1.1
Warranty Usage	(6.2)	(5.5)	(4.6)
Ending Balance	$8.9	$11.6	$11.6

During the second quarter of 2018, we established a reserve related to a recall notice issued for certain aluminum cryobiological tanks in our D&S West segment manufactured in our New Prague, Minnesota facility during a limited time period. See Note 19, “Commitments and Contingencies,” for additional information.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

NOTE 12 — Business Combinations
VRV Acquisition
On November 15, 2018, Chart completed the previously announced acquisition VRV pursuant to the terms of the Amended and Restated Share Purchase Agreement (the “Amendment”) with the original parties as well as VRV that replaces in full the original Purchase Agreement. Immediately thereafter, we assigned all of our rights and obligations under the Amendment to VRV Holdings S.r.l. (“Holdings”), a newly formed Italian subsidiary of Chart. The Amendment provides for a revised transaction structure pursuant to which Holdings acquired VRV Technoservice S.r.l. (“VRV Technoservice”), a newly formed Italian company wholly owned by VRV (the “Acquisition”). Prior to the Acquisition, as contemplated in the Amendment, VRV contributed substantially all of its business to VRV Technoservice. VRV Technoservice changed its name to VRV S.r.l. following the Acquisition.
The Acquisition purchase price, which is subject to a working capital adjustment expected in the first quarter of 2019, was euro 188.7 million (equivalent to $213.3), inclusive of the base purchase price of euro 125.0 million (equivalent to $141.3) in cash and assumed indebtedness of VRV, which was paid off immediately at closing or shortly thereafter, of euro 63.7 million (equivalent to $72.0). Additional indebtedness of VRV of euro 4.4 million (equivalent to $4.9) was assumed at the acquisition date and not paid off, although we expect to pay it off in early 2019. All U.S. dollar equivalent dollar amounts are based on the exchange rate as of the acquisition date. We funded the Acquisition, including the subsequent payoff of assumed indebtedness, with borrowings of euro 140.0 million (equivalent to $160.3) from our senior secured revolving credit facility and the remainder with cash on hand.
VRV, which has operations in Italy, France and India, is a diversified multinational corporation with highly automated, purpose-built facilities for the design and manufacture of pressure equipment serving the cryogenic and energy & petrochemical end markets. VRV’s results are included in our E&C and D&S East segments from the date of Acquisition.
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
The Acquisition consideration allocation below is preliminary, pending completion of the fair value analyses of acquired assets and liabilities as well as certain other analysis.  Given the acquisition closed late in the fourth quarter, we expect significant adjustments in the purchase price allocation.  Those areas that are subject to change, include the following:

•	researching and analyzing the differences between Chart accounting policies and those used by VRV,

•	finalizing the valuation of working capital accounts, including assessing collectibility of receivables and evaluation of saleability of inventory,

•	completing our review of VRV’s revenue recognition policies, including assessing estimates utilized for projects using the percentage of completion method,

•
gathering sufficient information to estimate the fair value of acquired intangible assets, including assessing projections and other assumptions used in our valuation models, and determining whether the intangible assets identified below represent a complete listing of acquired intangible assets, and

•	evaluating income tax accounting considerations, including income tax effects of the above matters.
Where we are still in process of completing our analysis, we used our best estimate based on currently available information and past experience.
The preliminary estimated useful lives of identifiable finite-lived intangible assets range from 2 to 12 years. The excess of the purchase price over the estimated fair values is assigned to goodwill. The preliminary estimated goodwill was established due to benefits including the combination of strong engineering and manufacturing cultures which will continue to further develop full service solutions for our worldwide customer base, as well as the benefits derived from the anticipated synergies of VRV integrating with Chart’s E&C and D&S East segments. Goodwill recorded for the VRV acquisition is not expected to be deductible for tax purposes.
As additional information becomes available, we will further revise the preliminary Acquisition consideration allocation during the remainder of the measurement period, which shall not exceed twelve months from the closing of the Acquisition, and we believe such revisions or changes may be material.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the VRV acquisition as of the acquisition date:

Net assets acquired:
Identifiable intangible assets	$66.6
Property, plant and equipment	70.5
Goodwill	63.2
Other net assets	17.9
Debt	(4.9)
Net assets acquired	$213.3
Information regarding preliminary identifiable intangible assets acquired in the VRV acquisition is presented below:

	Weighted-average Estimated Useful Life	Preliminary Estimated Asset Fair Value
Finite-lived intangible assets:
Customer relationships	12.0 years	$28.1
Unpatented technology	12.0 years	15.9
Other identifiable intangible assets (1)	4.0 years	11.8
Trademarks and trade names	14.0 years	10.8
Total finite-lived intangible assets acquired	9.0 years	$66.6
_______________

(1)	Other identifiable intangible assets is included in “Patents and other” in Note 8, “Goodwill and Intangible Assets.”
The following unaudited supplemental pro forma sales are based on our historical consolidated financial statements and VRV’s historical consolidated financial statements as adjusted to give effect to the November 15, 2018 acquisition of VRV. The unaudited supplemental pro forma sales information for the periods presented gives effect to the Acquisition as if it had occurred on January 1, 2017. The unaudited supplemental pro forma sales for the years ended December 31, 2018 and 2017 for Chart Industries including VRV would have been approximately $1,200.0 and $950.0, respectively. It is impracticable to disclose the pro forma net income and pro forma net income per share information because of significant differences between Chart accounting policies following U.S. GAAP and those followed by VRV.
The unaudited pro forma sales information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the Acquisition been in effect at the beginning of the periods presented. In addition, the unaudited pro forma sales results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.
Skaff Acquisition
On January 2, 2018, we acquired 100% of the equity interests of Skaff for an approximate purchase price of $12.5, net of cash acquired. Skaff provides quality repair service and re-manufacturing of cryogenic and liquefied natural gas storage tanks and trailers and also maintains a portfolio of cryogenic storage equipment that is rented to customers for temporary and permanent needs.  Skaff is headquartered in Brentwood, New Hampshire and provides services and equipment to customers in North America. Skaff’s results are included in the D&S West operating segment.
Additional information related to the Skaff acquisition has not been presented because the impact on our consolidated results of income and financial position is not material.
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
The excess of the acquisition consideration over the estimated fair values for the acquired assets and assumed liabilities is assigned to goodwill. The purchase price allocation reported at December 31, 2017 was preliminary and was based on provisional fair values. During 2018, we received and analyzed new information about certain assets and liabilities, primarily related to taxes, as of the September 20, 2017 acquisition date and subsequently decreased other assets by $0.2, decreased deferred tax liabilities by $7.6, increased other current liabilities by $0.6 and increased other long-term liabilities by $1.5 for post-closing adjustments, based on this information.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Hudson acquisition, including the post-closing adjustments:

	December 31, 2018	Adjustments	As Previously Reported December 31, 2017
Net assets acquired:
Goodwill	$233.0	$(5.3)	$238.3
Identifiable intangible assets	211.0	—	211.0
Accounts receivable	34.6	—	34.6
Property, plant and equipment	29.4	—	29.4
Inventories	26.5	—	26.5
Other current assets (1)	8.1	—	8.1
Unbilled contract revenue	4.9	—	4.9
Other assets	2.7	(0.2)	2.9
Prepaid expenses	0.9	—	0.9
Deferred tax liabilities	(80.0)	7.6	(87.6)
Accounts payable	(21.2)	—	(21.2)
Customer advances and billings in excess of contract revenue	(17.4)	—	(17.4)
Accrued salaries, wages and benefits	(4.4)	—	(4.4)
Other current liabilities	(4.4)	(0.6)	(3.8)
Other long-term liabilities	(3.4)	(1.5)	(1.9)
Current portion of warranty reserve	(0.8)	—	(0.8)
Net assets acquired	$419.5	$—	$419.5
_______________

(1)
Pursuant to the provisions of the Merger Agreement, Hudson deposited $2.3 into a Rabbi Trust which represents amounts payable to eligible parties under Long-Term Incentive Agreements. This balance was treated as restricted cash and restricted cash equivalents in the December 31, 2017 consolidated balance sheets and was classified as other current assets. During 2018, the Rabbi Trust deposits were released to the eligible parties.

Information regarding identifiable intangible assets acquired in the Hudson acquisition is presented below:

	Weighted-average Estimated Useful Life	Preliminary Estimated Asset Fair Value
Finite-lived intangible assets:
Customer relationships	13 years	$122.1
Unpatented technology	10 years	18.3
Customer backlog (1)	2 years	1.3
Total finite-lived intangible assets acquired	12 years	141.7
Indefinite-lived intangible assets:
Trademarks and trade names		69.3
Total identifiable intangible assets acquired		$211.0
_______________

(1)	Customer backlog acquired is included in “Patents and other” in Note 8, “Goodwill and Intangible Assets.”
For the year ended December 31, 2018, net sales, operating income and intangible assets amortization expense attributed to the acquired Hudson operations was $180.3, $19.0, and $12.0, respectively.
For the year ended December 31, 2017, net sales attributed to the acquired Hudson operations were $58.0. For the same period, Hudson contributed $6.4 to operating income which included $3.3 of intangible asset amortization expense. During the

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

year ended December 31, 2017, we incurred $9.0 in transaction related costs related to the Hudson acquisition which were recorded in Corporate selling, general and administrative expenses in the consolidated statements of income.
Unaudited Supplemental Pro Forma Information
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
The following adjustments are reflected in the unaudited pro forma financial table below:

•
the effect of decreased interest expense related to the repayment of the Hudson term loan and revolving credit facility, net of the additional borrowing on the Chart senior secured revolving credit facility,

•amortization of acquired intangible assets,
•step-up depreciation of acquired property, plant and equipment,
•inventory fair value step-up expense,

•
nonrecurring transaction related expenses incurred by Hudson directly attributable to the Hudson acquisition of $16.5 was adjusted out of the pro forma net income attributable to the Company for the year ended December 31, 2017, and

•
nonrecurring transaction related expenses incurred by Chart directly related to the Hudson acquisition of $9.0 was adjusted out of the pro forma net income attributable to the Company for the year ended December 31, 2017.

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
The following table presents pro forma sales, net income attributable to the Company, and net income attributable to the Company per common share data assuming Hudson was acquired at the beginning of the 2016 fiscal year, and assuming a 35% effective tax rate in both years:

	Year Ended December 31,
	2017	2016
Pro forma sales	$984.1	$891.8
Pro forma net income attributable to Chart Industries, Inc.	15.0	5.9

Pro forma net income attributable to Chart Industries, Inc. per common share, basic	$0.49	$0.19
Pro forma net income attributable to Chart Industries, Inc. per common share, diluted	$0.48	$0.19
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
Valuations are performed using Level 3 inputs and are evaluated on a quarterly basis based on forecasted sales and earnings targets. Contingent consideration liabilities are classified as other current liabilities and other long-term liabilities in the consolidated balance sheets. Changes in fair value of contingent consideration, including accretion, are recorded as selling, general, and administrative expenses in the consolidated statements of income.
For the year ended December 31, 2017, the fair value of contingent consideration decreased by $1.6, which was primarily driven by economic circumstances that significantly reduced the likelihood of achieving certain earnings targets for the duration of the remaining potential payout period. The fair value of contingent consideration liabilities was insignificant at both December 31, 2018 and December 31, 2017.
NOTE 13 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31, 2018
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Beginning Balance	$2.2	$(10.3)	$(8.1)
Other comprehensive loss	(21.6)	(3.0)	(24.6)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes (1)	1.9	0.9	2.8
Net current-period other comprehensive loss, net of taxes	(19.7)	(2.1)	(21.8)
Ending Balance	$(17.5)	$(12.4)	$(29.9)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

	December 31, 2017
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Beginning Balance	$(24.7)	$(10.5)	$(35.2)
Other comprehensive income (loss)	25.6	(0.6)	25.0
Amounts reclassified from accumulated other comprehensive loss, net of income taxes (2)	1.3	0.8	2.1
Net current-period other comprehensive income, net of taxes	26.9	0.2	27.1
Ending Balance	$2.2	$(10.3)	$(8.1)
_______________

(1)
For the year ended December 31, 2018, $1.9 was reclassified from accumulated other comprehensive loss to foreign currency loss in the consolidated statements of income related to the Divestiture. This reclassification reduced the gain on sale of CAIRE. Refer to Note 3, “Discontinued Operations,” for further discussion.

(2)
For the year ended December 31, 2017, $1.3 was reclassified from accumulated other comprehensive loss to foreign currency loss in the consolidated statements of income related to certain intercompany transactions.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

NOTE 14 — Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Year Ended December 31,
	2018	2017	2016
Net income attributable to Chart Industries, Inc.
Income from continuing operations	$53.6	$26.2	$17.0
Income from discontinued operations	34.4	1.8	11.2
Net income attributable to Chart Industries, Inc.	$88.0	$28.0	$28.2
Earnings per common share – basic:
Income from continuing operations	$1.73	$0.85	$0.55
Income from discontinued operations	1.10	0.06	0.37
Net income attributable to Chart Industries, Inc.	$2.83	$0.91	$0.92

Earnings per common share – diluted:
Income from continuing operations	$1.67	$0.84	$0.55
Income from discontinued operations	1.06	0.05	0.36
Net income attributable to Chart Industries, Inc.	$2.73	$0.89	$0.91

Weighted average number of common shares outstanding — basic	31.05	30.74	30.58
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.77	0.60	0.40
Incremental shares issuable due to dilutive effect of the Convertible Notes	0.38	—	—
Incremental shares issuable due to dilutive effect of warrants	—	—	—
Weighted average number of common shares outstanding — diluted	32.20	31.34	30.98
Diluted earnings per share does not consider the following potential common shares as the effect would be anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Share-based awards	0.22	0.40	0.56
Convertible note hedge and capped call transactions (1)	0.38	—	—
Warrants	5.18	5.18	3.37
Total anti-dilutive securities	5.78	5.58	3.93
_______________

(1)
The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. For further information, refer to Note 9, “Debt and Credit Arrangements.”

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

NOTE 15 — Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, requires a current inclusion in U.S. federal taxable income of certain earnings of foreign corporations, and creates a new limitation on deductible interest expense. Consequently, we recorded a $22.5 net favorable tax benefit during the fourth quarter of 2017 related to the Tax Act. This benefit mainly consisted of a one-time, provisional benefit of $26.9 related to the remeasurement of certain of our deferred tax liabilities using the lower U.S. federal corporate tax rate of 21%. This was partially offset by (i) a one-time, provisional charge of $8.7 related to the deemed repatriation transition tax, which is a tax on previously untaxed accumulated earnings and profits of certain of our foreign subsidiaries, and (ii) a one-time tax expense and tax benefit of $4.5 and $8.7, respectively, related to our intent to amend pre-acquisition Hudson U.S. federal tax returns. The measurement period for purposes of SAB 118 ended on December 22, 2018. We have completed our analysis to determine the effect of the Tax Act, and as such, we have recorded an additional tax benefit $1.8 during the year ended December 31, 2018.
Reduction of U.S. federal corporate tax rate: The Tax Act reduces the U.S. federal corporate tax rate to 21% effective January 1, 2018. For certain of our deferred tax liabilities, we have recorded a provisional decrease of $26.9, with a corresponding adjustment to deferred income tax benefit $26.9 for the year ended December 31, 2017. We have finalized our calculations related to the U.S. federal corporate rate change and recorded an additional deferred tax benefit of $3.1 for certain of our deferred tax liabilities during the year ended December 31, 2018.
Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on total post-1986 earnings and profits (E&P) of certain of our foreign subsidiaries. We were able to make a reasonable estimate of the Transition Tax and recorded (i) a one-time, provisional charge of $8.7 related to the deemed repatriation transition tax, and (ii) a one-time tax expense and tax benefit of $4.5 and $8.7, respectively, related to our intent to amend pre-acquisition Hudson U.S. federal tax returns. Upon further analysis of the Tax Act, Notices and Regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, we have finalized our calculation of the Transition Tax liability in 2018. We increased our December 2017 provisional expense by $1.3 as a result of (i) an increase to Transition Tax of $3.8, offset by (ii) a reduction to tax expense associated with our amended pre-acquisition Hudson U.S. federal tax returns of $2.5 during the year ended December 31, 2018. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the Transition Tax, or any additional outside basis difference inherent in these entities since these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liabilities related to any remaining undistributed foreign earnings not subject to the Transition Tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time Transition Tax) is not practicable.
Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation (“Interest Limitation”): For our calendar year beginning January 1, 2018, we became subject to several provisions of the Tax Act including computations under GILTI, FDII, BEAT and the Interest Limitation rules. For the GILTI and FDII computations, we recorded an estimate in our effective tax rate for the year ended December 31, 2018. For the BEAT and Interest Limitation computations, we have not recorded any amounts in our effective tax rate for the year ended December 31, 2018 because we currently estimate that these provisions of the Tax Act will not apply in 2018.
Valuation allowances: We assessed whether our valuation allowance analyses are affected by various aspects of the Tax Act (e.g. deemed repatriation of deferred foreign income, GILTI inclusions, FDII deductions and new categories of foreign tax credits). The GILTI provisions require us in our U.S. income tax return, to include foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We determined that we will be subject to incremental U.S. tax on GILTI income beginning in 2018. We have elected to account for GILTI tax in the period in which it is incurred, and therefore, we have not provided any provisional deferred tax impacts of GILTI in our consolidated financial statements for the year ended December 31, 2018.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

Income Before Income Taxes
Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
United States	$32.0	$5.5	$30.1
Foreign	37.0	5.6	(6.0)
Income before income taxes	$69.0	$11.1	$24.1
Provision
Significant components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$1.5	$8.7	$9.7
State and local	0.5	0.2	0.6
Foreign	6.4	5.9	(14.7)
Total current	8.4	14.8	(4.4)
Deferred:
Federal	3.8	(30.7)	14.0
State and local	1.5	(0.2)	(0.1)
Foreign	(0.3)	(0.5)	1.1
Total deferred	5.0	(31.4)	15.0
Total income tax expense (benefit)	$13.4	$(16.6)	$10.6
Effective Tax Rate Reconciliation
The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense (benefit) is as follows:

	Year Ended December 31,
	2018	2017	2016
Income tax expense at U.S. statutory rate	$14.1	$3.6	$7.9
State income taxes, net of federal tax benefit	1.7	0.2	0.4
Foreign income, net of credit on foreign taxes	0.7	8.5	—
Effective tax rate differential of earnings outside of U.S.	2.6	(0.3)	0.5
Change in valuation allowance	38.4	7.6	6.8
Research & experimentation credits	(0.9)	(0.5)	(0.7)
Non-deductible items	0.4	0.7	0.7
Change in uncertain tax positions	0.2	0.1	(0.2)
Share-based compensation	(3.3)	—	—
Domestic production activities deduction	—	(0.4)	(1.2)
Tax effect of insurance proceeds	—	—	(6.0)
Capital loss carryover	(29.7)	—	—
Tax effect of 2017 tax reform federal rate change	(11.3)	(26.7)	—
Tax effect of carryforward foreign tax credits	(0.6)	(9.4)	—
Other items	1.1	—	2.4
Income tax expense (benefit)	$13.4	$(16.6)	$10.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

Deferred Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Accruals and reserves	$15.9	$11.7
Pensions	3.3	2.0
Inventory	2.2	4.1
Share-based compensation	6.5	6.6
Tax credit carryforwards	16.2	16.4
Foreign net operating loss carryforwards	11.2	11.7
State net operating loss carryforwards	0.6	2.0
Capital loss carryover	29.7	—
Other – net	13.5	0.2
Total deferred tax assets before valuation allowances	99.1	54.7
Valuation allowances	(65.2)	(26.8)
Total deferred tax assets, net of valuation allowances	$33.9	$27.9
Deferred tax liabilities:
Property, plant and equipment	$15.4	$15.0
Goodwill and intangible assets	88.9	71.4
Convertible notes	(0.4)	(0.5)
Other – net	1.6	4.1
Total deferred tax liabilities	$105.5	$90.0
Net deferred tax liabilities	$71.6	$62.1
The net deferred tax liability is classified as follows:
Other assets	$(4.8)	$—
Long-term deferred tax liabilities	76.4	62.1
Net deferred tax liabilities	$71.6	$62.1
Federal, State and Local Net Operating Loss Carryforwards: We have state net operating losses in various states which begin to expire in 2018. The gross deferred tax asset for the state net operating losses of $1.1 is substantially offset by a valuation allowance of $0.6.
Foreign Net Operating Loss and Tax Credit Carryforwards: As of December 31, 2018, cumulative foreign operating losses of $44.8 generated by Chart were available to reduce future taxable income. Approximately $44.8 of these operating losses expire between 2019 and 2028. The deferred tax asset for the foreign operating losses of $11.2 is substantially offset by a valuation allowance of $11.1. As of December 31, 2018, we have $1.0 of investment tax credits available to reduce our future tax liability. The gross deferred tax asset of $1.0 is fully offset by a valuation allowance due to uncertainties relating to our ability to fully use these credits prior to expiration.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

Other Tax Information
We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. As of December 31, 2017, we had undistributed foreign earnings of approximately $206.9. While the Tax Act subjected approximately $200.0 of undistributed foreign earnings to tax, an actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. We estimate that no previously unaccrued withholding taxes would be incurred if these undistributed earnings were distributed. The liability that arises from the amount of unrecognized U.S. state taxes is estimated to be insignificant. We have analyzed our global working capital and cash requirements as of December 31, 2018 and have determined that we do not plan to repatriate any earnings at this time.
Cash paid for income taxes during the years ended December 31, 2018, 2017 and 2016 was $13.2, $15.4, and $16.9, respectively.
Unrecognized Income Tax Benefits
The reconciliation of beginning to ending unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefits at beginning of the year	$0.8	$0.8	$1.0
Additions for tax positions of prior years	0.9	0.1	—
Additions for tax positions acquired	1.4	—	—
Reductions for tax positions of prior years	(0.8)	(0.1)	—
Lapse of statutes of limitation	—	—	(0.2)
Unrecognized tax benefits at end of the year	$2.3	$0.8	$0.8
Included in the balance of unrecognized tax benefits at December 31, 2018 and 2017 were $0.1 and $0.6 of income tax benefits, respectively, which, if ultimately recognized, would impact our annual effective tax rate.
We accrued approximately $0.1 for the payment of interest and penalties at both December 31, 2018 and 2017.
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
Due to the expiration of various statutes of limitation, it is reasonably possible our unrecognized tax benefits at December 31, 2018 may decrease within the next twelve months, the amount by which was insignificant for disclosure.
NOTE 16 — Employee Benefit Plans
Defined Benefit Plan
We have a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salary employees. The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation.
The components of net periodic pension (income) expense are as follows:

	Year Ended December 31,
	2018	2017	2016
Interest cost	$2.1	$2.2	$2.3
Expected return on plan assets	(3.3)	(2.8)	(2.8)
Amortization of net loss	0.9	1.2	1.5
Total net periodic pension (income) expense	$(0.3)	$0.6	$1.0

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

The changes in the projected benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2018	2017
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$57.0	$55.4
Interest cost	2.1	2.2
Benefits paid	(2.4)	(2.2)
Actuarial (losses) gains	(3.1)	1.6
Projected benefit obligation at year end	$53.6	$57.0
Change in plan assets:
Fair value of plan assets at beginning of year	$48.5	$41.1
Actual return	(3.3)	6.6
Employer contributions	—	3.0
Benefits paid	(2.4)	(2.2)
Fair value of plan assets at year end	$42.8	$48.5
Funded status (Accrued pension liabilities) (1)	$(10.8)	$(8.5)

Unrecognized actuarial loss recognized in accumulated other comprehensive loss	$15.8	$13.2
_______________

(1)	Accrued pension liabilities on the December 31, 2018 consolidated balance sheet includes $0.8 related to Hudson, which is not included in the table above.
The estimated net periodic pension expense for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss over the next fiscal year is $0.6.
The actuarial assumptions used in determining pension plan information are as follows:

	December 31,
	2018	2017	2016
Assumptions used to determine benefit obligation at year end:
Discount rate	4.2%	3.7%	4.0%
Assumptions used to determine net periodic benefit cost:
Discount rate	3.7%	4.0%	4.0%
Expected long-term weighted-average rate of return on plan assets	7.0%	7.0%	7.0%
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

The target allocations by asset category and fair values of the plan assets by asset class at December 31 are as follows:

	Target Allocations by Asset Category	Fair Value
		Total		Level 2		Level 3
Plan Assets:		2018	2017	2018	2017	2018	2017
Equity funds	60% – 68%	$30.0	$33.0	$30.0	$33.0	$—	$—
Fixed income funds	26% – 30%	12.6	12.6	12.6	12.6	—	—
Other investments	3% – 6%	0.2	2.9	—	—	0.2	2.9
Total		$42.8	$48.5	$42.6	$45.6	$0.2	$2.9
The plan assets are primarily invested in pooled separate funds. The fair values of equity securities and fixed income securities held in pooled separate funds are based on net asset value of the units of the funds as determined by the fund manager. These funds are similar in nature to retail mutual funds, but are typically more efficient for institutional investors. The fair value of pooled funds is determined by the value of the underlying assets held by the fund and the units outstanding. The value of the pooled funds is not directly observable, but is based on observable inputs. As such, these plan assets are valued using Level 2 inputs. Certain plan assets in the other investments asset category are invested in a general investment account where the fair value is derived from the liquidation value based on an actuarial formula as defined under terms of the investment contract. These plan assets were valued using unobservable inputs and, accordingly, the valuation was performed using Level 3 inputs.
The following table represents changes in the fair value of plan assets categorized as Level 3 from the preceding table:

Balance at January 1, 2017	$1.3
Purchases, sales and settlements, net	(2.4)
Transfers, net	4.0
Balance at December 31, 2017	$2.9
Purchases, sales and settlements, net	(2.8)
Transfers, net	0.1
Balance at December 31, 2018	$0.2
Our funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, we do not expect to contribute to our defined benefit pension plan until 2019. The following benefit payments are expected to be paid by the plan in each of the next five years and in the aggregate for the subsequent five years:

2019	$2.9
2020	3.0
2021	3.1
2022	3.2
2023	3.3
In aggregate during five years thereafter	17.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

Hudson Defined Benefit Plan
As part of the Hudson acquisition (see Note 12, “Business Combinations”) we acquired a noncontributory defined benefit plan (the “Hudson Plan”) covering certain employees at a Hudson subsidiary who meet the plan’s eligibility requirements. The Hudson Plan is closed to new participants. Our funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as we may determine to be appropriate from time to time. At December 31, 2018 and 2017, the projected benefit obligation of the Hudson Plan was $2.5 and $2.8, respectively, and the fair value of plan assets was $1.7 and $1.9, respectively. Consequently, at December 31, 2018 and 2017, a liability of $0.8 and $0.9, respectively, was included in accrued pension liabilities on the consolidated balance sheets for the underfunded status of the Hudson Plan. Pension expense in 2018 and 2017 was not significant.
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
We have assessed and determined that the multi-employer plan to which we contribute is not significant to our financial statements. We do not expect to incur a withdrawal liability or expect to significantly increase our contribution over the remainder of the current contract period, which ends in February 2023. We made contributions to the bargaining unit supported multi-employer pension plan resulting in expense of $0.4, $0.3, and $0.3 for the years ended December 31, 2018, 2017 and 2016, respectively. The reduction in contributions is due to fewer employees participating in this plan.
Defined Contribution Savings Plan
We have a defined contribution savings plan that covers most of our U.S. employees. Company contributions to the plan are based on employee contributions, and include a Company match and discretionary contributions. Expenses under the plan totaled $8.7, $8.2, and $6.0 for the years ended December 31, 2018, 2017 and 2016, respectively.
Voluntary Deferred Income Plan
We provide additional retirement plan benefits to certain members of management under the Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan. This is an unfunded plan. We recorded $0.4, $0.5, and $0.3 of expense associated with this plan for the years ended December 31, 2018, 2017 and 2016, respectively.
NOTE 17 — Share-based Compensation
Under the 2017 Omnibus Equity Plan (the “2017 Omnibus Equity Plan”) officers and employees (including our principal executive officer, principal financial officer and other “named executive officers”) are eligible to be granted stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares and common shares. The maximum number of shares available for issuance is 1.70, which may be treasury shares or unissued shares. As of December 31, 2018, 0.12 stock options, 0.14 shares of restricted stock and RSUs, and 0.01 performance units were outstanding under the 2017 Omnibus Equity Plan.
Under the Amended and Restated 2009 Omnibus Equity Plan (“2009 Omnibus Equity Plan”) which was originally approved by our shareholders in May 2009 and re-approved by shareholders in May 2012 as amended and restated, we could grant stock options, SARs, RSUs, restricted stock, performance shares, leveraged restricted shares, and common shares to employees and directors. The maximum number of shares available for issuance is 3.35, which could be treasury shares or unissued shares. As of December 31, 2018, 0.71 stock options, 0.13 shares of restricted stock and RSUs, and 0.03 performance units were outstanding under the 2009 Omnibus Equity Plan.
Under the Amended and Restated 2005 Stock Incentive Plan (“2005 Stock Incentive Plan”) which became effective in October 2005, we could grant stock options, SARs, RSUs, stock awards, and performance based stock awards to employees and

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

directors. The maximum number of shares available for issuance is 2.44, which could be treasury shares or unissued shares. We no longer grant awards under the 2009 Omnibus Equity Plan and 2005 Stock Incentive Plan.
We recognized share-based compensation expense of $4.9, $10.6, and $10.1 for the years ended December 31, 2018, 2017 and 2016, respectively. This expense is included in selling, general and administrative expenses in the consolidated statements of income. The tax benefit related to share-based compensation, which was recorded in net income in the consolidated statement of income during the year ended December 31, 2018 was $1.3 (the tax benefit for 2017 was insignificant). For the year ended December 31, 2016, a tax benefit of $1.1 was recorded in additional paid-in capital in the consolidated balance sheet at December 31, 2016. As of December 31, 2018, total share-based compensation expense of $7.9 is expected to be recognized over the remaining weighted-average period of approximately 2.4 years.
Stock Options
We use a Black-Scholes option pricing model to estimate the fair value of stock options. The expected volatility is based on historical information. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant. Weighted-average grant-date fair values of stock options and the assumptions used in estimating the fair values are as follows:

	Year Ended December 31,
	2018	2017	2016
Weighted-average grant-date fair value per share	$26.67	$20.11	$10.31
Expected term (years)	5.5	5.4	5.2
Risk-free interest rate	2.30%	2.00%	1.67%
Expected volatility	59.41%	60.31%	61.41%
Stock options generally have a four-year graded vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity from continuing operations:

	December 31, 2018
	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted- average Remaining Contractual Term
Outstanding at beginning of year	1.22	$32.64
Granted	0.19	48.98
Exercised	(0.41)	25.18
Forfeited / Cancelled	(0.21)	40.31
Outstanding at end of year	0.79	$38.46	$22.3	5.3 years
Vested and expected to vest at end of year	0.78	$38.39	$8.3	5.3 years
Exercisable at end of year	0.35	$45.22	$22.1	4.3 years
As of December 31, 2018, total unrecognized compensation cost related to stock options expected to be recognized over the weighted-average period of approximately 2.6 years is $1.9.
The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $18.8, $1.2, and $0.2, respectively. The total fair value of stock options vested during the years ended December 31, 2018, 2017 and 2016 was $3.7, $3.3, and $3.7, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

Restricted Stock and RSUs
Restricted stock and RSUs generally vest ratably over a three-year period and are valued based on our market price on the date of grant. The following table summarizes our unvested restricted stock and RSUs activity from continuing operations:

	December 31, 2018
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	0.31	$28.54
Granted	0.17	51.99
Forfeited	(0.07)	38.41
Vested	(0.14)	27.47
Unvested at end of year	0.27	$41.01
As of December 31, 2018, total unrecognized compensation cost related to unvested restricted stock and RSUs expected to be recognized over the weighted-average period of approximately 2.4 years is $5.7.
The weighted-average grant-date fair value of restricted stock and RSUs granted during the years ended December 31, 2018, 2017, and 2016 was $51.99, $37.14, and $19.05, respectively. The total fair value of restricted stock and RSUs that vested during the years ended December 31, 2018, 2017, and 2016 was $7.3, $4.6, and $1.1, respectively.
Performance Units
Performance units are earned over a three-year period. Based on the attainment of pre-determined performance condition targets as determined by the Compensation Committee of the Board of Directors, performance units earned may be in the range of between 0% and 200%. The following table, which is stated at a 100% earned percentage, summarizes our performance units activity from continuing operations:

	December 31, 2018
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	0.05	$25.71
Granted	0.02	49.38
Forfeited	(0.03)	36.88
Unvested at end of year	0.04	$27.49
As of December 31, 2018, total unrecognized compensation cost related to performance units expected to be recognized over a weighted-average period of approximately 1.7 years is $0.3.
The weighted-average grant-date fair value of performance units granted during the years ended December 31, 2018, 2017, and 2016 was $49.38, $37.34, and $19.69, respectively. The total fair value of performance units that vested during the years ended December 31, 2018, 2017, and 2016 was $0.1, $0.8, and $1.8, respectively.
Directors’ Stock Grants
In 2018, 2017 and 2016, we granted the non-employee directors stock awards covering 0.01, 0.02, and 0.03 shares of common stock, respectively, which had fair values of $0.7, $0.7, and $0.6, respectively. These stock awards were fully vested on the grant date. Likewise, the fair values were recognized immediately on the grant date.
NOTE 18 — Lease Commitments
We incurred $8.0, $9.3, and $7.6 of rental expense under operating leases for the years ended December 31, 2018, 2017 and 2016, respectively. Certain leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

The following table summarizes future minimum lease payments for non-cancelable operating leases as of December 31, 2018:

2019	$7.9
2020	6.9
2021	5.7
2022	5.3
2023	4.6
Thereafter	9.2
Total future minimum lease payments	$39.6
NOTE 19 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believes we are currently in substantial compliance with all known environmental regulations. At December 31, 2018 and 2017, we had undiscounted accrued environmental reserves of $1.3 and $2.1, respectively. We accrue for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts and circumstances regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next 7 years as ongoing costs of remediation programs.
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
Aluminum Cryobiological Tank Recall
In April 2018, we received several customer inquiries regarding the performance of certain aluminum cryobiological tanks (in the D&S West segment) manufactured at our New Prague, Minnesota facility. An investigation has determined that certain aluminum tanks manufactured at the facility during a limited certain period should be repaired or replaced.  As such, on April 23, 2018, we issued a recall notice for the impacted product lines.  Our D&S West segment recorded an expense of $4.0 to cost of sales during 2018 related to the estimated costs of the recall. The remaining liability is included in other current liabilities in the December 31, 2018 audited consolidated balance sheet.  This estimated reserve is subject to adjustment to the extent additional developments arise in connection with this matter.
The following table represents the establishment of and changes in the aluminum cryobiological tank recall reserve:

Recall reserve - established April 2018	$3.8
Reserve usage	(3.9)
Change in estimate - expense	0.2
Balance at December 31, 2018	$0.1
Legal Proceedings
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
We have asserted various defenses against the claims in the lawsuits, including a defense that since manufacture, we were not in any way involved with the installation, ongoing maintenance or monitoring of the tank or related fertility center cryogenic systems at any time since the initial delivery of the tank.
Aluminum Cryobiological Tank Legal Proceeding
Chart has been named in purported class action lawsuits filed in the Ontario Superior Court of Justice against the Company and other defendants with respect to the alleged failure of an aluminum cryobiological storage tank (model FNL XC 47/11-6 W/11) at The Toronto Institute for Reproductive Medicine in Etobicoke, Ontario.  We have confirmed that the tank in question was part of the aluminum cryobiological tank recall commenced on April 23, 2018. We have asserted various defenses against the claims in the lawsuits and are in the early stages of litigation. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable or estimable.
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
NOTE 20 — Restructuring Activities
We implemented certain cost reduction or avoidance actions, primarily related to departmental restructuring, including headcount reductions resulting in associated severance costs. As described in Note 4 “Segment and Geographic Information,” we executed a strategic realignment of our segment structure, which resulted in severance charges during 2018.
During 2017, we implemented a number of cost reduction or avoidance actions, including headcount reductions and facility closures and relocations primarily relating to the consolidation of certain of our facilities in China and relocation of the corporate headquarters. The E&C Wuxi, China facility consolidation was completed during 2017, and the China facility consolidation in our D&S East segment was substantially completed during the fourth quarter of 2017. Our corporate headquarters move from Garfield Heights, Ohio to Ball Ground, Georgia, which was officially effective October 26, 2017, was substantially complete at the end of 2017, and our Garfield Heights lease commitment ended on December 31, 2017. All of these actions were completed in the first half of 2018.
The following table is a summary of the severance and other restructuring costs, which included employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Severance:
Cost of sales	$—	$0.4	$3.3
Selling, general, and administrative expenses	3.2	3.2	5.3
Total severance costs	$3.2	$3.6	$8.6
Other restructuring:
Cost of sales	$0.8	$2.3	$0.2
Selling, general, and administrative expenses	0.4	5.3	0.7
Total other restructuring costs	$1.2	$7.6	$0.9

Total restructuring costs	$4.4	$11.2	$9.5

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

We currently do not expect any significant severance or restructuring charges in 2019. We are closely monitoring our end markets and order rates and will continue to take appropriate and timely actions as necessary.
The following tables summarize our restructuring activities for the years ended 2018, 2017 and 2016:

	Year Ended December 31, 2018
	Energy & Chemicals	D&S West	D&S East	Corporate	Consolidated
Balance as of December 31, 2017	$0.2	$1.2	$0.2	$1.1	$2.7
Restructuring charges	0.7	—	1.4	2.3	4.4
Cash payments and other	(0.9)	(1.2)	(0.8)	(3.3)	(6.2)
Balance as of December 31, 2018	$—	$—	$0.8	$0.1	$0.9

	Year Ended December 31, 2017
	Energy & Chemicals	D&S West	D&S East	Corporate	Consolidated
Balance as of December 31, 2016	$0.1	$3.2	$—	$3.0	$6.3
Restructuring charges	2.4	1.1	1.7	6.0	11.2
Cash payments and other	(2.5)	(3.1)	(1.5)	(7.9)	(15.0)
Acquired restructuring reserve	0.2	—	—	—	0.2
Balance as of December 31, 2017	$0.2	$1.2	$0.2	$1.1	$2.7

	Year Ended December 31, 2016
	Energy & Chemicals	D&S West	D&S East	Corporate	Consolidated
Balance as of December 31, 2015	$1.1	$0.4	$0.2	$0.9	$2.6
Restructuring charges	1.0	3.5	0.8	4.2	9.5
Cash payments and other	(2.0)	(0.7)	(1.0)	(2.1)	(5.8)
Balance as of December 31, 2016	$0.1	$3.2	$—	$3.0	$6.3

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

NOTE 21 — Quarterly Data (Unaudited)
Selected quarterly data for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$244.1	$277.9	$272.2	$290.1	$1,084.3
Gross profit	66.9	72.8	82.3	73.9	295.9
Operating income (1) (2) (3)	15.0	19.3	31.5	26.3	92.1

Income from continuing operations	$4.2	$9.9	$21.5	$18.0	$53.6
Income from discontinued operations (3) (4)	1.6	2.4	0.7	29.7	34.4
Net income attributable to Chart Industries, Inc. (5)	$5.8	$12.3	$22.2	$47.7	$88.0
Basic earnings per common share attributable to Chart Industries, Inc. (6) (7)
Income from continuing operations	$0.14	$0.32	$0.69	$0.58	$1.73
Income from discontinued operations	0.05	0.08	0.03	0.94	1.10
Net income attributable to Chart Industries, Inc.	$0.19	$0.40	$0.72	$1.52	$2.83
Diluted earnings per common share attributable to Chart Industries, Inc. (6) (7)
Income from continuing operations	$0.13	0.31	$0.65	$0.56	$1.67
Income from discontinued operations	0.05	0.07	0.02	0.91	1.06
Net income attributable to Chart Industries, Inc.	$0.18	$0.38	$0.67	$1.47	$2.73
 _______________

(1)
Includes an expense of $3.8 recorded to the cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the second quarter of 2018 and an additional expense of $0.2 recorded to the cost of sales for the fourth quarter of 2018.

(2)
During the year ended December 31, 2018, we recorded net severance costs of $2.3 primarily related to headcount reductions associated with the strategic realignment of our segment structure, which includes $1.8 in payroll severance costs partially offset by a $0.9 credit due to related share-based compensation forfeitures for the third quarter of 2018. Includes net severance costs of $1.4 related to the departure of our former CEO, which includes $3.2 in payroll severance costs partially offset by a $1.8 credit due to related share-based compensation forfeitures for the second quarter of 2018.

(3)
Includes transaction-related costs of $2.1 for the year ended December 31, 2018, which were mainly related to the VRV acquisition. Includes integration costs of $0.8 related to the VRV acquisition for the fourth quarter of 2018.

(4)	Includes gain on sale of the CAIRE business of $34.3 for the fourth quarter of 2018.

(5)	We have completed our analysis to determine the effect of the Tax Cuts and Jobs Act, and as such, we have recorded an additional tax benefit of $1.8.

(6)
Basic and diluted earnings per share are computed independently for each of the quarters presented. As such, the sum of quarterly basic and diluted earnings per share may not equal reported annual basic and diluted earnings per share.

(7)	Zero incremental shares from share-based awards are included in the computation of diluted net loss per share for periods in which a net loss occurs, because to do so would be anti-dilutive.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales (1)	$171.0	$199.8	$202.7	$269.4	$842.9
Gross profit	48.2	52.4	57.9	73.1	231.6
Operating income (1) (2)	1.9	8.5	7.2	20.9	38.5

(Loss) income from continuing operations	$(1.9)	$1.2	$(0.6)	$27.5	$26.2
(Loss) income from discontinued operations	(1.0)	1.5	2.1	(0.8)	1.8
Net (loss) income attributable to Chart Industries, Inc. (3) (4)	$(2.9)	$2.7	$1.5	$26.7	$28.0
Basic (loss) earnings per common share attributable to Chart Industries, Inc. (5) (6)
(Loss) income from continuing operations	$(0.06)	$0.04	$(0.02)	$0.89	$0.85
(Loss) income from discontinued operations	(0.03)	0.05	0.07	(0.02)	0.06
Net (loss) income attributable to Chart Industries, Inc.	$(0.09)	$0.09	$0.05	$0.87	$0.91
Diluted (loss) earnings per common share attributable to Chart Industries, Inc. (5) (6)
(Loss) income from continuing operations	$(0.06)	$0.04	$(0.02)	$0.87	$0.84
(Loss) income from discontinued operations	(0.03)	0.05	0.07	(0.02)	0.05
Net (Loss) income attributable to Chart Industries, Inc.	$(0.09)	$0.09	$0.05	$0.85	$0.89
 _______________

(1)
Hudson, included in these results since the acquisition date, September 20, 2017, added net sales and operating income of $58.0 and $6.4 for the year ended December 31, 2017, including $6.1 and $1.2 in the third quarter and $51.9 and $5.2 in the fourth quarter, respectively.

(2)	The fourth quarter of 2017 includes $3.7 in additional expense as a result of a litigation award in China.

(3)
During the fourth quarter of 2017, we recorded a $4.9 loss on extinguishment of debt associated with the repurchase of $192.9 principal amount of our $250.0 2.00% convertible notes due August 2018 and refinance of our senior secured revolving credit facility.

(4)
The fourth quarter of 2017 includes a one-time $22.5 net favorable tax benefit that was recorded during the fourth quarter of 2017, which resulted from the enactment of the Tax Cuts and Jobs Act. This benefit mainly consisted of a one-time, provisional benefit of $26.9 related to the remeasurement of certain of our deferred tax liabilities using the lower U.S. federal corporate tax rate of 21%. This was partially offset by (i) a one-time, provisional charge of $8.7 related to the deemed repatriation transition tax, which is a tax on previously untaxed accumulated earnings and profits of certain of our foreign subsidiaries, and (ii) a one-time tax expense and tax benefit of $4.5 and $8.7, respectively, related to our intent to amend pre-acquisition Hudson U.S. federal tax returns. We have completed our analysis to determine the effect of the Tax Cuts and Jobs Act as discussed above.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Deductions		Translations	Balance at end of period
Year Ended December 31, 2018
Allowance for doubtful accounts	$9.1	$—	$(0.8)	(1)	$0.2	$8.5
Allowance for excess and obsolete inventory	7.1	4.8	(3.5)	(2)	0.6	9.0
Deferred tax assets valuation allowance	26.8	38.7	—		(0.3)	65.2
Year Ended December 31, 2017
Allowance for doubtful accounts	$9.0	$0.5	$(0.9)	(1)	$0.5	$9.1
Allowance for excess and obsolete inventory	9.1	4.2	(6.3)	(2)	0.1	7.1
Deferred tax assets valuation allowance	14.9	10.9	—		1.0	26.8
Year Ended December 31, 2016
Allowance for doubtful accounts	$6.3	$3.6	$(0.4)	(1)	$(0.5)	$9.0
Allowance for excess and obsolete inventory	10.0	6.6	(7.0)	(2)	(0.5)	9.1
Deferred tax assets valuation allowance	8.6	7.0	(0.1)	(3)	(0.6)	14.9
_______________

(1)	Reversal of amounts previously recorded as bad debt and uncollectible accounts written off.

(2)	Inventory items written off against the allowance.

(3)	Deductions to the deferred tax assets valuation allowance relate to decreased deferred tax assets and the release of the valuation allowance.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger, among Chart Industries, Inc., Chart Sully Corporation, RCHPH Holdings, Inc., and R/C Hudson Holdings, L.P., solely in its capacity as the Initial Holder Representative under the Merger Agreement, dated as of June 30, 2017 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2017 (File No. 001-11442)).**

2.1.1
Amendment No. 1, dated September 19, 2017, to Agreement and Plan of Merger, among Chart Industries, Inc., Chart Sully Corporation, RCHPH Holdings, Inc., and R/C Hudson Holdings, L.P., solely in its capacity as the Initial Holder Representative under the Merger Agreement, dated as of June 30, 2017 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2017 (File No. 001-11442)).**

2.2
Share Purchase Agreement, by and among Chart Industries, Inc., Alessandro Spada, Elena Spada and Federico Spada, dated as of September 26, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2018 (File No. 001-11442)).**

2.2.1
Amended and Restated Share Purchase Agreement, by and among Chart Industries, Inc., Alessandro Spada, Elena Spada, Federico Spada and VRV S.p.a., dated as of November 13, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2018 (File No. 001-11442)).**

2.3
Stock Purchase Agreement, by and among Chart Inc., Chart Industries Luxembourg S.à r.l., Chart Asia Investment Company Limited and NGK Spark Plug Co., Ltd., dated as of September 28, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2018 (File No. 001-11442)).**

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

10.1
Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.1.1
Form of Restricted Stock Unit Agreement (for non-employee directors) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).*

10.1.2
Form of Nonqualified Stock Option Agreement (2007 and 2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 7, 2007 (File No. 001-11442)).*

10.1.3
Form of Nonqualified Stock Option Agreement (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11442)).*

10.1.4
Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) (2008 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11442)).*

10.1.5
Forms of Stock Award Agreement and Deferral Election Form (for non-employee directors) (2009 grants) under the Amended and Restated Chart Industries, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-11442)).*

10.2
Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed with the SEC on April 10, 2012 (File No. 001-11442)).*

10.2.1
Amendment No. 1 to the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-11442)).*

10.2.2
Form of Nonqualified Stock Option Agreement (2010 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.2.3
Forms of Stock Award Agreement and Deferral Election Form (for eligible directors) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11442)).*

10.2.4
Form of Nonqualified Stock Option Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.2.5
Form of Restricted Stock Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.2.6
Form of Performance Unit Agreement (2011 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11442)).*

10.2.7
Form of Nonqualified Stock Option Agreement (2012 grants) under the Chart Industries, Inc. 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-11442)).*

10.2.8
Form of Leveraged Restricted Share Unit Agreement (2013 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 001-11442)).*

10.2.9
Form of Nonqualified Stock Option Agreement (2013 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-11442)).*

10.2.10
Form of Performance Unit Agreement (2013 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-11442)).*

10.2.11
Form of Nonqualified Stock Option Agreement (2014 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-11442)).*

10.2.12
Form of Performance Unit Agreement (2014 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-11442)).*

10.2.13
Form of Leveraged Restricted Share Unit Agreement (2014 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-11442)).*

10.2.14
Form of Nonqualified Stock Option Agreement (2015 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-11442)).*

10.2.15
Form of Performance Unit Agreement (2015 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-11442)).*

10.2.16
Form of Restricted Share Unit Agreement (2015 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-11442)).*

10.2.17
Form of Nonqualified Stock Option Agreement (2016 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-11442)).*

10.2.18
Form of Performance Unit Agreement (2016 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-11442)).*

10.2.19
Form of Performance Unit Agreement (2016 Thomas grant) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-11442)).*

10.2.20
Form of Restricted Share Unit Agreement (2016 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-11442)).*

10.2.21
Form of Nonqualified Stock Option Agreement (2017 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-11442)).*

10.2.22
Form of Performance Unit Agreement (2017 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-11442)).*

10.2.23
Form of Restricted Share Unit Agreement (2017 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-11442)).*

10.3
Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on April 11, 2017 (File No. 001-11442)).*

10.3.1
Form of Nonqualified Stock Option Agreement (2018 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11442)).*

10.3.2
Form of Performance Unit Agreement (2018 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11442)).*

10.3.3
Form of Restricted Share Unit Agreement (2018 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11442)).*

10.3.4	Form of Stock Award Agreement and Deferral Election Form (for eligible directors) under the Chart Industries, Inc. 2017 Omnibus Equity Plan.* (x)

10.3.5	Form of Nonqualified Stock Option Agreement (2019 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan.* (x)

10.3.6	Form of Performance Unit Agreement (2019 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan.* (x)

10.3.7	Form of Restricted Share Unit Agreement (2019 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan.* (x)

10.3.8	Form of Restricted Share Unit Agreement (2018 Evanko Grant) under the Chart Industries, Inc. 2017 Omnibus Equity Plan.* (x)

10.4
Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2010 (File No. 001-11442)).*

10.4.1
Amendment No. 1 to the Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-11442)).*

10.4.2
Amendment No. 2 to the Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 14, 2016 (File No. 001-11442)).*

10.5
Chart Industries, Inc. Cash Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on April 8, 2014 (File No. 001-11442)).*

10.6
Third Amended and Restated Credit Agreement, dated November 3, 2017, among Chart Industries, Inc., Chart Industries Luxembourg S.à r.l., Chart Asia Investment Company Limited, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 6, 2017 (File No. 001-11442)).

10.6.1
Amendment No. 1, dated October 26, 2018, to Third Amended and Restated Credit Agreement, among Chart Industries, Inc., Chart Industries Luxembourg S.à r.l., Chart Asia Investment Company Limited, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2018 (File no. 001-11442)).

10.7
Amended and Restated Employment Agreement, dated May 25, 2017, by and between Chart Industries, Inc. and Samuel F. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on May 26, 2017 (File No. 001-11442)).*

10.8
Amended and Restated Employment Agreement, dated effective June 12, 2018, by and between Chart Industries, Inc. and Jillian C. Evanko (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 10, 2018 (File No. 001-11442).*

10.9
Amended and Restated Employment Agreement, dated May 25, 2017, by and between Chart Industries, Inc. and William C. Johnson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on May 26, 2017 (File No. 001-11442)).*

10.10
Employment Agreement, dated October 26, 2017, by and between Chart Industries, Inc. and DeWayne R. Youngberg (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11442)).*

10.10.1
Mutual Agreement of Separation and Release, dated March 27, 2018, between Chart Industries, Inc. and DeWayne R. Youngberg (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-11442)).*

10.11
Employment Agreement, dated October 26, 2017, by and between Chart Industries, Inc. and Gerald F. Vinci (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11442)).*

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

10.13.1
Base Warrants Confirmation, dated October 31, 2017, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2017 (File No. 001-11442)).

10.13.2
Base Call Option Transaction Confirmation, dated October 31, 2017, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2017 (File No. 001-11442)).

10.13.3
Base Warrants Confirmation, dated October 31, 2017, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2017 (File No. 001-11442)).

10.13.4
Base Call Option Transaction Confirmation, dated October 31, 2017, by and between Chart Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2017 (File No. 001-11442)).

10.13.5
Base Warrants Confirmation, dated October 31, 2017, by and between Chart Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2017 (File No. 001-11442)).

10.13.6
Additional Call Option Transaction Confirmation, dated November 1, 2017, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2017 (File No. 001-11442)).

10.13.7
Additional Warrants Confirmation, dated November 1, 2017, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2017 (File No. 001-11442)).

10.13.8
Additional Call Option Transaction Confirmation, dated November 1, 2017, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2017 (File No. 001-11442)).

10.13.9
Additional Warrants Confirmation, dated November 1, 2017, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2017 (File No. 001-11442)).

10.13.10
Additional Call Option Transaction Confirmation, dated November 1, 2017, by and between Chart Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2017 (File No. 001-11442)).

10.13.11
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