Form 10-Q
period 2019-03-31
CHART INDUSTRIES INC
filed 2019-04-18
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
At April 15, 2019, there were 31,732,891 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$71.9	$118.1
Accounts receivable, less allowances of $9.9 and $8.5, respectively	205.2	194.8
Inventories, net	234.7	233.1
Unbilled contract revenue	68.9	54.5
Prepaid expenses	17.8	14.0
Other current assets	46.7	47.2
Total Current Assets	645.2	661.7
Property, plant, and equipment, net	384.6	361.1
Goodwill	537.1	520.7
Identifiable intangible assets, net	322.5	330.4
Other assets	23.9	23.8
TOTAL ASSETS	$1,913.3	$1,897.7

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$121.1	$125.5
Customer advances and billings in excess of contract revenue	129.5	130.0
Accrued salaries, wages, and benefits	31.4	46.6
Current portion of warranty reserve	8.8	8.6
Short-term debt and current portion of long-term debt	214.8	11.2
Other current liabilities	73.6	44.7
Total Current Liabilities	579.2	366.6
Long-term debt	318.0	533.2
Long-term deferred tax liabilities	73.1	76.4
Accrued pension liabilities	11.5	11.7
Other long-term liabilities	38.0	20.8
Total Liabilities	1,019.8	1,008.7

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 31,731,862 and 31,363,650 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	0.3	0.3
Additional paid-in capital	468.2	460.2
Retained earnings	454.8	453.9
Accumulated other comprehensive loss	(34.5)	(29.9)
Total Chart Industries, Inc. Shareholders’ Equity	888.8	884.5
Noncontrolling interests	4.7	4.5
Total Equity	893.5	889.0
TOTAL LIABILITIES AND EQUITY	$1,913.3	$1,897.7

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Sales	$289.3	$244.1
Cost of sales	222.2	177.2
Gross profit	67.1	66.9
Selling, general, and administrative expenses	55.3	46.6
Amortization expense	7.2	5.5
Operating expenses	62.5	52.1
Operating income	4.6	14.8
Other expenses:
Interest expense, net	5.3	6.4
Financing costs amortization	0.4	0.3
Foreign currency (gain) loss	(0.1)	1.8
Other expenses, net	5.6	8.5
(Loss) income from continuing operations before income taxes	(1.0)	6.3
Income tax (benefit) expense	(2.0)	1.6
Net income from continuing operations	1.0	4.7
Income from discontinued operations, net of tax	—	1.6
Net income	1.0	6.3
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	0.1	0.5
Net income attributable to Chart Industries, Inc.	$0.9	$5.8

Income from continuing operations	$0.9	$4.2
Income from discontinued operations, net of tax	—	1.6
Net income attributable to Chart Industries, Inc.	$0.9	$5.8
Basic earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$0.03	$0.14
Income from discontinued operations	—	0.05
Net income attributable to Chart Industries, Inc.	$0.03	$0.19
Diluted earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$0.03	$0.13
Income from discontinued operations	—	0.05
Net income attributable to Chart Industries, Inc.	$0.03	$0.18
Weighted-average number of common shares outstanding:
Basic	31.57	30.91
Diluted	33.81	31.66

Comprehensive (loss) income, net of taxes	$(3.5)	$18.8
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	0.2	0.6
Comprehensive (loss) income attributable to Chart Industries, Inc., net of taxes	$(3.7)	$18.2

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$1.0	$6.3
Less: Income from discontinued operations	—	1.6
Income from continuing operations	1.0	4.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16.0	12.7
Interest accretion of convertible notes discount	1.8	2.5
Employee share-based compensation expense	2.4	2.9
Financing costs amortization	0.4	0.3
Unrealized foreign currency transaction gain	(0.3)	(0.4)
Other non-cash operating activities	2.5	1.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(12.2)	15.6
Inventory	(10.4)	(19.5)
Unbilled contract revenues and other assets	(11.2)	7.4
Accounts payable and other liabilities	(20.7)	(20.8)
Customer advances and billings in excess of contract revenue	(2.5)	13.4
Net Cash (Used In) Provided By Operating Activities	(33.2)	20.0
INVESTING ACTIVITIES
Capital expenditures	(5.9)	(6.2)
Acquisition of businesses, net of cash acquired	(2.8)	(12.5)
Government grants	(0.2)	0.1
Net Cash Used In Investing Activities	(8.9)	(18.6)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	18.8	38.0
Repayments on revolving credit facilities	(27.0)	(26.8)
Payments for debt issuance costs	—	(0.3)
Proceeds from exercise of stock options	8.3	1.3
Common stock repurchases	(2.7)	(2.2)
Net Cash (Used In) Provided By Financing Activities	(2.6)	10.0
DISCONTINUED OPERATIONS
Cash Provided By Operating Activities (1)	—	3.0
Cash Used In Investing Activities (2)	—	(0.4)
Cash Provided By Discontinued Operations	—	2.6
Effect of exchange rate changes on cash and cash equivalents	(1.5)	3.9
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(46.2)	17.9
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (3)	119.1	131.4
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (3)	$72.9	$149.3

(1)	Includes depreciation expense of $0.4 and amortization expense of $0.6 for the three months ended March 31, 2018.

(2)	Includes capital expenditures of $0.4 for the three months ended March 31, 2018 .

(3)
Includes restricted cash and restricted cash equivalents of $1.0 in other assets at March 31, 2019 and $6.5 ($5.5 in other current assets and $1.0 in other assets) at March 31, 2018. Includes restricted cash and restricted cash equivalents of $1.0 in other assets at December 31, 2018. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 7, “Debt and Credit Arrangements.”

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount		Retained Earnings			Total Equity
Balance at December 31, 2018	31.36	$0.3	$460.2	$453.9	$(29.9)	$4.5	$889.0
Net income	—	—	—	0.9	—	0.1	1.0
Other comprehensive (loss) income	—	—	—	—	(4.6)	0.1	(4.5)
Share-based compensation expense	—	—	2.4	—	—	—	2.4
Common stock issued from share-based compensation plans	0.41	—	8.3	—	—	—	8.3
Common stock repurchases	(0.04)	—	(2.7)	—	—	—	(2.7)
Balance at March 31, 2019	31.73	$0.3	$468.2	$454.8	$(34.5)	$4.7	$893.5

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests
	Shares Outstanding	Amount		Retained Earnings			Total Equity
Balance at December 31, 2017	30.81	$0.3	$445.7	$364.3	$(8.1)	$3.0	805.2
Net income	—	—	—	5.8	—	0.5	6.3
Cumulative effect of accounting change	—	—	—	2.3	—	—	2.3
Other comprehensive income	—	—	—	—	12.4	—	12.4
Share-based compensation expense	—	—	3.2	—	—	—	3.2
Common stock issued from share-based compensation plans	0.20	—	1.3	—	—	—	1.3
Common stock repurchases	(0.04)	—	(2.2)	—	—	—	(2.2)
Other	—	—	—	—	—	0.1	0.1
Balance at March 31, 2018	30.97	$0.3	$448.0	$372.4	$4.3	$3.6	$828.6

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
Nature of Operations: We are a leading independent global manufacturer of highly engineered equipment servicing multiple market applications in Energy and Industrial Gas. Our unique product portfolio is used throughout the liquid gas supply chain in the production, storage, distribution and end-use of atmospheric, hydrocarbon, and industrial gases. Chart has domestic operations located across the United States and an international presence in Asia, Australia, Europe and the Americas.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. ASU 2016-13 and the subsequent modifications are identified as Accounting Standards Codification (“ASC”) 326.” The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is permitted. We are currently assessing the effect that ASC 326 will have on our financial position, results of operations, and disclosures.
Recently Adopted Accounting Standards: In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” This ASU makes amendments to multiple codification Topics. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and were effective upon issuance of this ASU. However, many of the amendments in this ASU had transition guidance with effective dates for annual

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

periods beginning after December 15, 2018. The adoption of this guidance did not have a material impact on our financial position, results of operations or disclosures.
In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The FASB issued the update to provide amended guidance to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” Additionally, under the new guidance an entity will be required to provide certain disclosures regarding stranded tax effects. The guidance was effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance did not impact our financial position, results of operations or disclosures.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU expands and enhances hedge accounting to become more closely aligned with an entity’s risk management activities through hedging strategies. The ASU provides changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements and creates more transparency and better understandability around how economic results are presented in the financial statements. In addition, the new guidance makes certain targeted improvements to ease the application of accounting guidance relative to hedge effectiveness. This guidance was applied prospectively for annual periods and interim periods beginning after December 15, 2018. We adopted this guidance effective January 1, 2019. The adoption of this guidance did not impact our financial position, results of operations or disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and other subsequent amendments collectively identified as ASC 842, related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Effective January 1, 2019, (“the Commencement Date”) the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date for all leases with terms greater than 12 months. The adoption of the new standard resulted in the recording of ROU assets, primarily consisting of leased facilities and equipment and lease liabilities of $34.8 as of the Commencement Date. The adoption did not have a material impact on our unaudited condensed consolidated statement of income and comprehensive income or cash flows related to existing leases for the three months ended March 31, 2019. As a result, there was no cumulative-effect adjustment.
We elected certain practical expedients and as such did not reassess the following: 1) whether any expired or existing contracts are or contain leases, 2) lease classification for any expired or existing leases, 3) initial direct costs for any expired or existing leases and 4) whether existing or expired land easements are or contain leases. However, we will evaluate new or modified land easements under the new guidance after the Commencement Date. We also elected the practical expedient to not separate lease and non-lease components. In addition, we implemented internal controls and key system functionality to enable the preparation of financial information on adoption.
At lease inception, we determine if an arrangement is a lease and if it includes options to extend or terminate the lease if it is reasonably certain that the options will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases are recognized as ROU assets and are included within property, plant and equipment, net and lease liabilities are included in other current liabilities and other liabilities in our unaudited condensed consolidated balance sheet as of the Commencement Date and at March 31, 2019. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized on the Commencement Date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available on the Commencement Date in determining the present value of lease payments.
As of March 31, 2019, ROU assets and lease liabilities were $29.8 and $33.1 ($7.1 of which was current), respectively. The weighted-average remaining term for lease contracts was 7.2 years at March 31, 2019, with maturity dates ranging from May 2019 to August 2027. The weighted-average discount rate was 4.7% at March 31, 2019.
Certain leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. We incurred $2.0 and $2.5 of rental expense under operating leases for the three months ended March 31, 2019 and March 31, 2018, respectively. Adjustments for straight-line rental expense for the respective periods was not material and as such, the majority of expense recognized was reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on building and equipment leases. Payments related to short-term lease costs and taxes and variable service

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.
The following table summarizes future minimum lease payments for non-cancelable operating leases as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
2019 (1)	$5.8	$7.9
2020	6.3	6.9
2021	5.6	5.7
2022	5.3	5.3
2023	4.6	4.6
Thereafter (2)	9.1	9.2
Total future minimum lease payments	$36.7	$39.6
_______________

(1)	Amount as of March 31, 2019 represents lease payments for the remaining nine months, April 2019 through December 2019.

(2)	As of March 31, 2019, future minimum lease payments for non-cancelable operating leases for period subsequent to 2023 relate to 11 leased facilities.

NOTE 2 — Discontinued Operations
On December 20, 2018, we closed the sale of our oxygen-related products business to NGK SPARK PLUG CO., LTD. (the “Divestiture”). As a result of the Divestiture, the asset group, which included our respiratory and on-site generation systems businesses, qualified for discontinued operations for the three months ended March 31, 2018. As such, the financial results of the respiratory therapy and on-site generation systems businesses are reflected in our unaudited condensed consolidated statements of income and comprehensive income as discontinued operations for the prior-year period presented.
Summarized Financial Information of Discontinued Operations
The following table represents income from discontinued operations, net of tax:

Three Months Ended March 31, 2018
Sales	$35.6
Cost of sales	25.4
Selling, general and administrative expenses	7.5
Amortization expense	0.6
Operating income (1)	2.1
Other income, net	0.2
Income before income taxes	2.3
Income tax expense	0.7
Income from discontinued operations, net of tax	$1.6
_______________

(1)	Includes depreciation expense of $0.4 for the three months ended March 31, 2018.
NOTE 3 — Reportable Segments
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, the structure of our internal organization is divided into the following reportable segments, which are also our operating segments: Energy & Chemicals (“E&C”), Distribution and Storage Western Hemisphere (“D&S West”) and Distribution and Storage Eastern

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

Hemisphere (“D&S East”). Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments.
The following table represents information for our reportable segments and our corporate function:

	Three Months Ended March 31, 2019
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers (1)	$105.6	$118.0	$68.7	$(3.0)	$—	$289.3
Depreciation and amortization expense	8.6	2.9	4.2	—	0.3	16.0
Operating (loss) income (1) (2) (3)	(1.3)	25.6	(2.3)	(1.1)	(16.3)	4.6
Capital expenditures	3.2	1.2	1.0	—	0.5	5.9

	Three Months Ended March 31, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$89.9	$100.6	$55.1	$(1.5)	$—	$244.1
Depreciation and amortization expense	6.6	2.9	2.9	—	0.3	12.7
Operating income (loss) (2) (3)	2.8	22.2	3.7	(0.4)	(13.5)	14.8
Capital expenditures	2.0	1.1	1.9	—	1.2	6.2
_______________

(1)	Includes sales and operating loss for VRV S.r.l and its subsidiaries (“VRV”), included in the E&C and D&S East segment results since the acquisition date, November 15, 2018 as follows:

•	Sales were $22.1 (E&C: $8.6, D&S East: $13.5) for the three months ended March 31, 2019.

•	Operating loss was $(8.1) (E&C: $(2.8), D&S East: $(5.3)) for the three months ended March 31, 2019., which includes VRV inventory step-up of $1.7.

(2)	Includes restructuring costs of $7.4 and $0.9 for the three months ended March 31, 2019 and 2018 respectively. See Note 15, Restructuring Activities.

(3)
Includes transaction-related costs of $0.9 and $1.3 for the three months ended March 31, 2019 and 2018, respectively. Transaction-related costs include costs associated with business development and other one-time transactions.

Product Sales Information

	Three Months Ended March 31, 2019
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$70.3	$—	$—	$—	$70.3
Liquefied natural gas (LNG) applications	14.6	22.1	12.1	—	48.8
Industrial gas applications	7.1	—	—	—	7.1
HVAC, power and refining applications	13.6	—	—	—	13.6
Bulk industrial gas applications	—	37.8	40.2	(0.3)	77.7
Packaged gas industrial applications	—	36.1	16.4	(1.0)	51.5
Cryobiological storage	—	22.0	—	(1.7)	20.3
Total	$105.6	$118.0	$68.7	$(3.0)	$289.3

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

	Three Months Ended March 31, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$58.7	$—	$—	$—	$58.7
Liquefied natural gas (LNG) applications	9.0	13.0	20.4	(0.2)	42.2
Industrial gas applications	3.4	—	—	—	3.4
HVAC, power and refining applications	18.8	—	—	—	18.8
Bulk industrial gas applications	—	28.6	24.8	(0.4)	53.0
Packaged gas industrial applications	—	39.9	9.9	(0.9)	48.9
Cryobiological storage	—	19.1	—	—	19.1
Total	$89.9	$100.6	$55.1	$(1.5)	$244.1

Total Assets	March 31, 2019	December 31, 2018
Energy & Chemicals	$909.6	$889.2
D&S West	442.8	420.3
D&S East	495.6	496.1
Corporate	65.3	92.1
Total	$1,913.3	$1,897.7

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 4 — Revenue
Disaggregation of Revenue
The following table represents a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended March 31, 2019
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Point in time	$74.1	$107.4	$63.9	$(3.0)	$242.4
Over time	31.5	10.6	4.8	—	46.9
Total	$105.6	$118.0	$68.7	$(3.0)	$289.3

	Three Months Ended March 31, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Point in time	$23.9	$91.3	$50.5	$(1.5)	$164.2
Over time	66.0	9.3	4.6	—	79.9
Total	$89.9	$100.6	$55.1	$(1.5)	$244.1
Refer to Note 3, “Reportable Segments,” for a table of revenue disaggregated by product application along with the reportable segment for each category.
Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	March 31, 2019	December 31, 2018	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$205.2	$194.8	10.4	5.3%
Unbilled contract revenue	68.9	54.5	14.4	26.4%

Contract liabilities
Customer advances and billings in excess of contract revenue	$129.5	$130.0	$(0.5)	(0.4)%
Long-term deferred revenue	1.3	1.4	(0.1)	(7.1)%
Revenue recognized for the three months ended March 31, 2019 and 2018, that was included in the contract liabilities balance at the beginning of each year was $37.0, and $38.9, respectively. The amount of revenue recognized during the three months ended March 31, 2019 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders.  As of March 31, 2019, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $733.8. We expect to recognize revenue on approximately 68.5% of the remaining performance obligations over the next 12 months and with the remaining over the next few years thereafter.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 5 — Inventories
The following table summarizes the components of inventory:

	March 31, 2019	December 31, 2018
Raw materials and supplies	$112.5	$97.7
Work in process	44.7	53.0
Finished goods	77.5	82.4
Total inventories, net	$234.7	$233.1
The allowance for excess and obsolete inventory balance at March 31, 2019 and December 31, 2018 was $8.7 and $9.0, respectively.
NOTE 6 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	D&S West	D&S East	Consolidated
Balance at December 31, 2018	$295.8	$151.3	$73.6	$520.7
Foreign currency translation adjustments	(0.6)	—	(1.7)	(2.3)
Purchase price adjustment (1)	7.7	0.8	10.2	18.7
Balance at March 31, 2019	$302.9	$152.1	$82.1	$537.1

Accumulated goodwill impairment loss at March 31, 2019 and December 31, 2018	$64.6	$82.5	$—	$147.1
_______________

(1)
For the three months ended March 31, 2019, we made an adjustment to the preliminary purchase price allocation of $17.9 ($7.7 in E&C and $10.2 in D&S East) for the VRV acquisition and $0.8 for the Skaff acquisition. For further information see Note 9, “Business Combinations”.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		March 31, 2019		December 31, 2018
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	14 years	$252.3	$(96.1)	$254.0	$(92.0)
Unpatented technology	12 years	38.9	(5.5)	39.4	(5.1)
Land use rights	50 years	12.4	(1.3)	12.2	(1.3)
Trademarks and trade names	14 years	12.9	(1.0)	13.5	(1.1)
Patents and other	7 years	12.8	(1.1)	14.0	(1.5)
Total finite-lived intangible assets	14 years	$329.3	$(105.0)	$333.1	$(101.0)
Indefinite-lived intangible assets:
Trademarks and trade names		98.2	—	98.3	—
Total intangible assets		$427.5	$(105.0)	$431.4	$(101.0)
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for intangible assets subject to amortization was $7.2 and $5.5 for the three months ended March 31, 2019 and 2018, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2019	$21.0
2020	26.8
2021	20.2
2022	19.3
2023	19.2
See Note 9, “Business Combinations” for further information related to intangible assets acquired during 2018.
Government Grants
We received certain government grants related to land use rights for capacity expansion in China (“China Government Grants”). China Government Grants are generally recorded in other current liabilities and other long-term liabilities in our unaudited condensed consolidated balance sheets and generally recognized into income over the useful life of the associated assets (10 to 50 years).
China Government Grants are presented in our unaudited condensed consolidated balance sheets as follows:

	March 31, 2019	December 31, 2018
Current	$0.5	$0.5
Long-term	7.9	7.7
Total China Government Grants	$8.4	$8.2
We also received government grants from certain local jurisdictions within the United States, which are recorded in other assets in the unaudited condensed consolidated balance sheets and were not significant for the periods presented.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 7 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	March 31, 2019	December 31, 2018
Convertible notes due November 2024:
Principal amount	$258.8	$258.8
Unamortized discount	(48.6)	(50.4)
Unamortized debt issuance costs	(4.3)	(4.5)
Convertible notes due November 2024, net of unamortized discount and debt issuance costs	205.9	203.9

Senior secured revolving credit facility due November 2022	318.0	329.3
Foreign facilities	8.9	11.2
Total debt, net of unamortized discount and debt issuance costs	532.8	544.4
Less: current maturities (1)	(214.8)	(11.2)
Long-term debt	$318.0	$533.2
_______________
(1) Includes $205.9 of convertible notes due 2024, net of unamortized discount and debt issuance costs.
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
A conversion of the 2024 Notes may be settled in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (subject to, and in accordance with, the settlement provisions of the Indenture). The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $90.52 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024 Notes by approximately $140.1 at March 31, 2019. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

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
We reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. As of March 31, 2019, the 2024 Notes were convertible at the option of the shareholders. This conversion right, which will remain available until June 30, 2019, was triggered since the closing price of our common stock was greater than or equal to $76.3425 (130% of the conversion price of the 2024 Notes) for at least 20 days during the last 30 consecutive days ending on March 31, 2019. Since we would be required to pay cash and or issue stock to holders if they elect to convert their 2024 Notes during the second quarter of 2019, the $210.3 long-term liability component of the 2024 Notes was classified as a current liability in the unaudited condensed consolidated balance sheet as of March 31, 2019. There have been no conversions as of the date of this filing. In the event that holders of the 2024 Notes elect to convert, we expect to fund any resultant cash settlement from either working capital, borrowings under our credit facility, or both.
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
We recorded $5.3 in deferred debt issuance costs associated with the 2024 Notes, which are being amortized over the term of the 2024 Notes using the effective interest method. We also recorded $1.5 in equity issuance costs, which was recorded as a reduction to additional paid-in capital.
The following table summarizes interest accretion of the 2024 Notes discount, 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Three Months Ended March 31,
	2019	2018
2024 Notes, interest accretion of convertible notes discount	$1.8	$1.7
2024 Notes, 1.0% contractual interest coupon	0.6	0.6
2024 Notes, total interest expense	$2.4	$2.3

2024 Notes, financing costs amortization	$0.2	$0.2
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
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
The following table summarizes interest accretion of the 2018 Notes discount, 2.00% contractual interest coupon, and financing costs amortization associated with the 2018 Notes:

Three Months Ended March 31,
2018
2018 Notes, interest accretion of convertible notes discount	$0.8
2018 Notes, 2.0% contractual interest coupon	0.6
2018 Notes, total interest expense	$1.4
Convertible Note Hedge, Capped Call and Warrant Transactions Associated with the 2018 Notes
The convertible note hedge and capped call transactions associated with the 2018 Notes expired in August 2018, with immaterial exercises. Approximately 90% of the separate warrants associated with the 2018 Notes expired without exercise. Prior to the expiration date of February 26, 2019, a portion of the separate warrants were exercised. These exercises were not material.
Senior Secured Revolving Credit Facility
We have a five-year $550.0 senior secured revolving credit facility (the “SSRCF”), which matures on November 3, 2022. The SSRCF includes a $25.0 sub-limit for the issuance of swingline loans and a $100.0 base sub-limit along with a $100.0 discretionary sub-limit to be used for letters of credit. There is a foreign currency limit of $250.0 under the SSRCF which can be used for foreign currency denominated letters of credit and borrowings in a foreign currency, in each case in currencies agreed upon with the lenders. In addition, the facility permits borrowings up to $250.0 sub-limit made by our wholly-owned subsidiaries, Chart Industries Luxembourg S.à r.l. (“Chart Luxembourg”) and Chart Asia Investment Company Limited (“Chart Asia”). The SSRCF also includes an expansion option permitting us to add up to an aggregate $225.0 in term loans or revolving credit commitments from its lenders.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

Significant financial covenants for the SSRCF include a maximum leverage ratio of 4.50 for the four fiscal quarter-period ending December 31, 2018, with such required ratio stepping down over five subsequent quarters until it reaches 3.50 for each such period ending on or after March 31, 2020, and a minimum interest coverage to EBITDA ratio of 3.00. The required leverage ratio can be relaxed on up to two occasions, upon notification to the lenders, to 4.00 for up to four consecutive fiscal quarters, for acquisitions and plant expansions of $100.0 or greater. The SSRCF contains a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At March 31, 2019, we were in compliance with all covenants.
We recorded $3.2 in deferred debt issuance costs associated with the SSRCF, which are being amortized over the five-year term of the SSRCF. At March 31, 2019, unamortized debt issuance costs associated with the SSRCF were $2.9. For the three months ended March 31, 2019 and 2018, deferred financing fees amortization was $0.2 and $0.1, respectively.
As of March 31, 2019, there was $318.0 in borrowings outstanding under the SSRCF (“SSRCF Borrowings”) bearing a weighted-average interest rate of 3.9% and $49.4 in letters of credit issued and bank guarantees supported by the SSRCF. At March 31, 2019, the SSRCF had availability of $182.6. For the three months ended March 31, 2019, and 2018, interest expense related to the SSRCF Borrowings and swingline loans outstanding was $3.2 and $2.5, respectively. The obligations under the SSRCF are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of Chart and our U.S. subsidiaries and 65% of the capital stock of our material non-U.S. subsidiaries (as defined by the SSRCF) that are owned by U.S. subsidiaries.
Foreign Facilities – China
Chart Cryogenic Engineering Systems (Changzhou) Company Limited (“CCESC”), a wholly-owned subsidiary of the Company, CAIRE Medical Technology (Chengdu) Co., Ltd (formerly known as Chart Biomedical (Chengdu) Co. Ltd., a wholly-owned subsidiary of the Company, and Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintain joint banking facilities (the “China Facilities”) which include a revolving facility with 50.0 million Chinese yuan (equivalent to $7.4) in borrowing capacity which can be utilized for either revolving loans, bonds/guarantees, or bank draft acceptances. Any borrowings made by CCESC, CCDEC or Chengdu under the China Facilities are guaranteed by the Company. At March 31, 2019, there was 34.0 million Chinese yuan (equivalent to $5.0) outstanding under this facility, bearing interest at 4.90%. CCESC and CCDEC, together, had a combined total of 2.77 million Chinese yuan (equivalent to $0.4), in bank guarantees at March 31, 2019.
Chart Cryogenic Distribution Equipment (Changzhou) Company Limited (“CCDEC”), a joint venture of the Company, maintained an unsecured credit facility whereby CCDEC was able to borrow up to 70.0 million Chinese yuan (equivalent to $10.4) for working capital purposes. This facility is effective until August 28, 2019. There were no borrowings under this facility during its term. CCDEC had 5.2 million Chinese yuan (equivalent to $0.8), in bank guarantees at March 31, 2019.
CCESC has a term loan that is secured by certain CCESC land use rights and allows for up to 86.6 million Chinese yuan (equivalent to $12.9) in borrowings. The loan has a term of eight years with semi-annual installment payments of at least 10.0 million Chinese yuan and a final maturity date of May 26, 2024. At March 31, 2019, there was 6.6 million Chinese yuan (equivalent to $1.0) outstanding on this loan, bearing interest at 5.39% with a maturity date of June 30, 2019.
Foreign Facilities – India
VRV Asia Pacific Private Limited, a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 600.0 million Indian rupees (equivalent to $8.7), which can be utilized for overdraft facilities, working capital demand loans, bank guarantees, letters of credit, or export packing credits. At March 31, 2019, there was 106.9 million Indian rupees (equivalent to $1.5) outstanding as export packing credits bearing an average interest rate of 4.35% whereas the 151.9 million Indian rupees (equivalent to $2.2 ) outstanding as letters of credit and bank guarantees which are not subject to interest charges. At December 31, 2018, there was 144.0 million Indian rupees (equivalent to $2.1) outstanding as letters of credit and bank guarantees which were not subject to interest charges.
Foreign Facilities – Europe
Chart Ferox, a.s. (“Ferox”), a wholly-owned subsidiary of the Company, maintains a secured credit facility with capacity of up to 135.0 million Czech koruna (equivalent to $5.9) and two secured credit facilities with capacity of up to 7.0 million euros

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

(equivalent to $7.9). All three facilities (the “Ferox Credit Facilities”) allow Ferox to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. Under two of the facilities, Ferox must pay letter of credit and guarantee fees equal to 0.70% per annum on the face amount of each guarantee or letter of credit, and under one facility, Ferox must pay the letter of credit and guarantee fees equal to 0.50%. Ferox’s land, buildings, and cash collateral secure the credit facilities. At March 31, 2019 there were bank guarantees of 144.1 million Czech koruna (equivalent to $6.3) supported by the Ferox Credit Facilities.
Chart Luxembourg maintains an overdraft facility with $5.0 in borrowing capacity. There were no borrowings under the Chart Luxembourg facility as of March 31, 2019.
Cryo Diffusion S.A.S., a wholly-owned subsidiary of the Company, maintains a secured credit facility with a capacity of up to 1.1 million euros (equivalent to $1.4), which can be utilized for working capital purposes. At March 31, 2019, there was 1.1 euros (equivalent to $1.2) outstanding bearing an average interest rate at 1.49%.
Letters of Credit
Chart Energy & Chemicals, Inc. (“Chart E&C”), a wholly-owned subsidiary of the Company, had $1.0 in deposits in a bank outside of the SSRCF to secure letters of credit. The deposits are treated as restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheets ($1.0 in other assets at March 31, 2019 and $1.0 in other assets at December 31, 2018).
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 163% and 124% of their par value as of March 31, 2019 and December 31, 2018, respectively. The 2024 Notes are actively quoted instruments and, accordingly, the fair value of the 2024 Notes was determined using Level 1 inputs.
NOTE 8 — Product Warranties
We provide product warranties with varying terms and durations for the majority of our products. We estimate our warranty reserve by considering historical and projected warranty claims, historical and projected cost-per-claim, and knowledge of specific product issues that are outside our typical experience. We record warranty expense in cost of sales in the unaudited condensed consolidated statements of income and comprehensive income. Product warranty claims not expected to occur within one year are included as part of other long-term liabilities in the unaudited condensed consolidated balance sheets.
The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2018	$8.9
Issued – warranty expense	1.1
Warranty usage	(1.0)
Balance at March 31, 2019	$9.0
During the second quarter of 2018, we established a reserve related to a recall notice issued for certain aluminum cryobiological tanks in our D&S West segment manufactured in our New Prague, Minnesota facility during a limited time period. See Note 14, “Commitments and Contingencies” for additional information.
NOTE 9 — Business Combinations
VRV Acquisition
On November 15, 2018, Chart completed the acquisition of VRV pursuant to the terms of the Amended and Restated Share Purchase Agreement (the “Amendment”) with the original parties as well as VRV that replaced in full the original Purchase Agreement. Immediately thereafter, we assigned all of our rights and obligations under the Amendment to VRV Holdings S.r.l. (“Holdings”), a newly formed Italian subsidiary of Chart. The Amendment provided a revised transaction structure pursuant to which Holdings acquired VRV Technoservice S.r.l. (“VRV Technoservice”), a newly formed Italian company wholly owned by VRV (the “Acquisition”). Prior to the Acquisition, as contemplated in the Amendment, VRV contributed substantially all of its business to VRV Technoservice. VRV Technoservice changed its name to VRV S.r.l. following the Acquisition.
The Acquisition purchase price was 191.1 million euros (equivalent to $216.1), net of cash assumed of 1.3 million euros

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

(equivalent to $1.4), is inclusive of the base purchase price of 125.0 million euros (equivalent to $141.3) paid in cash, assumed indebtedness of VRV, which was paid off immediately at closing or shortly thereafter, of 63.7 million euros (equivalent to $72.0), and net working capital and other agreed-upon purchase price adjustments finalized during the first quarter of 2019 of 2.5 million euros (equivalent to $2.8) which was settled early in the second quarter of 2019. Additional indebtedness of VRV of 4.4 million euros (equivalent to $4.9) was assumed at the acquisition date and paid off during the first and second quarters of 2019. All U.S. dollar equivalent dollar amounts are based on the exchange rate as of the acquisition date. We funded the Acquisition, including the subsequent payoff of assumed indebtedness, with borrowings of 140.0 million euros (equivalent to $160.3) from our senior secured revolving credit facility and the remainder with cash on hand.
VRV, which has operations in Italy, France and India, is a diversified multinational corporation with highly automated, purpose-built facilities for the design and manufacture of pressure equipment serving the cryogenic and energy & petrochemical end markets. VRV’s results are included in our E&C and D&S East segments from the date of Acquisition.
As defined in our significant accounting policy for business combinations in Note 2, of our Annual Report on Form 10-K for the year ended December 31, 2018, we preliminarily allocated the Acquisition consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the Acquisition date. The preliminary fair value of the acquired tangible and identifiable intangible assets were determined based on inputs that are unobservable and significant to the overall fair value measurement. It is also based on estimates and assumptions made by management at the time of the Acquisition. As such, this was classified as Level 3 fair value hierarchy measurements and disclosures.
The Acquisition consideration allocation below is preliminary, pending completion of the fair value analyses of acquired assets and liabilities as well as certain other analyses. Given the acquisition closed late in the fourth quarter of 2018, we expect significant adjustments in the purchase price allocation. Those areas that are subject to change, include the following:

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
Where we are still in process of completing our analysis, we used our best estimate based on currently available information.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the
VRV acquisition as of the acquisition date:

	March 31, 2019	Adjustments	As Previously Reported December 31, 2018
Net assets acquired:
Identifiable intangible assets	$66.6	$—	$66.6
Property, plant and equipment	70.5	—	70.5
Goodwill	81.1	17.9	63.2
Other net assets	2.8	(15.1)	17.9
Debt	(4.9)	—	(4.9)
Net assets acquired	$216.1	$2.8	$213.3

During the first quarter of 2019, net assets acquired included adjustments to other net assets and goodwill based on U.S. GAAP purchase accounting primarily due to inventory valuation and balance sheet accounts related to revenue recognition. Net assets acquired, including goodwill, was also adjusted to reflect the net working capital and other agreed-upon purchase price adjustments of $2.8 negotiated during the first quarter of 2019.
Information regarding preliminary identifiable intangible assets acquired in the VRV acquisition is presented below:

	Weighted-average Estimated Useful Life	Preliminary Estimated Asset Fair Value
Finite-lived intangible assets:
Customer relationships	12.0 years	$28.1
Unpatented technology	12.0 years	15.9
Other identifiable intangible assets (1)	4.0 years	11.8
Trademarks and trade names	14.0 years	10.8
Total finite-lived intangible assets acquired	9.0 years	$66.6
_______________

(1)	Other identifiable intangible assets is included in “Patents and other” in Note 6, “Goodwill and Intangible Assets”.
The following unaudited supplemental pro forma sales are based on our historical consolidated financial statements and VRV’s historical consolidated financial statements as adjusted to give effect to the November 15, 2018 acquisition of VRV. The unaudited supplemental pro forma sales information for the periods presented gives effect to the Acquisition as if it had occurred on January 1, 2018. The unaudited supplemental pro forma sales for the three months ended March 31, 2018 for Chart Industries including VRV would have been approximately $313.5. It is impracticable to disclose the pro forma net income and pro forma net income per share information because of significant differences between Chart accounting policies following U.S. GAAP and those followed by VRV.
The unaudited pro forma sales information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the Acquisition been in effect at the beginning of the period presented. In addition, the unaudited pro forma sales results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

Skaff Acquisition
On January 2, 2018, we acquired 100% of the equity interests of Skaff Cryogenics and Cryo-Lease, LLC (together “Skaff”) for an approximate purchase price of $12.5, net of cash acquired. Skaff provides quality repair service and re-manufacturing of cryogenic and liquefied natural gas storage tanks and trailers and also maintains a portfolio of cryogenic storage equipment that is leased to customers for temporary and permanent needs.  Skaff is headquartered in Brentwood, New Hampshire and provides services and equipment to customers in North America. Skaff’s results are included in the D&S West operating segment. During the three months ended March 31, 2019, the Skaff purchase price allocation was finalized, which resulted in an adjustment to the opening balance sheet increasing long-term deferred tax liabilities and goodwill each by $0.8.
Additional information related to the Skaff acquisition has not been presented because the impact on our consolidated results of operations and financial position is not material.
Contingent Consideration
The estimated fair value of contingent consideration relating to the 2015 Thermax acquisition of our D&S West segment, was $1.8 at the date of acquisition and was valued according to a discounted cash flow approach, which includes assumptions regarding the probability of achieving certain earnings targets and a discount rate applied to the potential payments. Potential payments may be paid before July 1, 2019 based on the attainment of certain earnings targets. The potential payments related to Thermax contingent consideration are between $0.0 and $11.3. We expect any payments to be insignificant.
Valuations are performed using Level 3 inputs and are evaluated on a quarterly basis based on forecasted sales and earnings targets. Contingent consideration liabilities are classified as other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets. Changes in fair value of contingent consideration, including accretion, are recorded as selling, general, and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income. The fair value of contingent consideration liabilities was insignificant at both March 31, 2019 and December 31, 2018.
NOTE 10 — Accumulated Other Comprehensive Loss
The following tables represent changes in accumulated other comprehensive (loss) income by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2018	$(17.5)	$(12.4)	$(29.9)
Other comprehensive loss	(4.9)	—	(4.9)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.3	0.3
Net current-period other comprehensive (loss) income, net of taxes	(4.9)	0.3	(4.6)
Balance at March 31, 2019	$(22.4)	$(12.1)	$(34.5)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at December 31, 2017	$2.2	$(10.3)	$(8.1)
Other comprehensive income	12.1	—	12.1
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes	—	0.3	0.3
Net current-period other comprehensive income, net of taxes	12.1	0.3	12.4
Balance at March 31, 2018	$14.3	$(10.0)	$4.3

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 11 — Earnings Per Share
The following table presents calculations of net earnings per share of common stock:

	Three Months Ended March 31,
	2019	2018

Income from continuing operations	$0.9	$4.2
Income from discontinued operations, net of tax	—	1.6
Net income attributable to Chart Industries, Inc.	$0.9	$5.8
Earnings per common share – basic:
Income from continuing operations	$0.03	$0.14
Income from discontinued operations	—	0.05
Net income attributable to Chart Industries, Inc.	$0.03	$0.19

Earnings per common share – diluted:
Income from continuing operations	$0.03	$0.13
Income from discontinued operations	—	0.05
Net income attributable to Chart Industries, Inc.	$0.03	$0.18

Weighted average number of common shares outstanding – basic	31.57	30.91
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.55	0.75
Incremental shares issuable due to dilutive effect of convertible notes	1.20	—
Incremental shares issuable due to dilutive effect of warrants	0.49	—
Weighted average number of common shares outstanding – diluted	33.81	31.66
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Share-based awards	0.14	0.33
Convertible note hedge (1)	1.20	—
Warrants	—	5.18
Total anti-dilutive securities	1.34	5.51
 _______________

(1)
The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. For further information, refer to Note 7, “Debt and Credit Arrangements.”

NOTE 12 — Income Taxes
Income tax (benefit) expense from continuing operations of $(2.0) and $1.6 for the three months ended March 31, 2019 and 2018, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 200.0% and 25.4%, respectively. The effective income tax rate of 200% for the three months ended March 31, 2019 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with stock compensation and the effect of income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate, partially offset by losses incurred by certain of our Chinese operations for which no benefit was recorded.
The effective income tax rate of 25.4% for the three months ended March 31, 2018, differed from the U.S. federal statutory rate of 21% primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at higher rates than the U.S. federal statutory rate as well as losses incurred by certain of our Chinese operations for which no benefit was recorded.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

As of March 31, 2019 and December 31, 2018, we had a liability for gross unrecognized tax benefits of $2.4 and $2.3, respectively. This amount includes $1.8 and $0.1 of unrecognized tax benefits as of March 31, 2019 and December 31, 2018, respectively, which, if ultimately recognized, would reduce our annual effective income tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. These amounts were not significant for the periods presented.
NOTE 13 — Share-based Compensation
During the three months ended March 31, 2019, we granted 0.10 stock options and 0.07 restricted stock units, and 0.03 performance units. The total fair value of awards granted to employees during the three months ended March 31, 2019 was $9.8. In addition, our non-employee directors received stock awards with a total fair value of $0.1. During the three months ended March 31, 2019, participants in our stock option plans exercised options to purchase 0.25 shares of our common stock, while 0.01 stock options were forfeited.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the three months ended March 31, 2019, 0.11 restricted stock units and 0.02 performance units vested while 0.01 restricted stock units were forfeited.
Share-based compensation expense was $2.4 and $2.9 for the three months ended March 31, 2019 and 2018, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income. As of March 31, 2019, total share-based compensation of $14.6 is expected to be recognized over the weighted-average period of approximately 2.6 years.
NOTE 14 — Commitments and Contingencies
Aluminum Cryobiological Tank Recall
In April 2018, we received several customer inquiries regarding the performance of certain aluminum cryobiological tanks (in the D&S West segment) manufactured at our New Prague, Minnesota facility. An investigation determined that certain aluminum tanks manufactured at the facility during a limited certain period should be repaired or replaced.  As such, on April 23, 2018, we issued a recall notice for the impacted product lines.  Our D&S West segment recorded an expense of $4.0 to cost of goods sold during the second quarter of 2018 related to the estimated costs of the recall. The remaining liability is included in other current liabilities in the March 31, 2019 unaudited condensed consolidated balance sheet.
The following table represents the establishment of and changes in the aluminum cryobiological tank recall reserve:

Recall reserve - established April 2018	$3.8
Reserve usage	(3.9)
Change in estimate - expense	0.2
Balance at March 31, 2019	$0.1
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

claims in the lawsuits and are in the early stages of litigation. Accordingly, an accrual related to any damages that may result from the lawsuit has not been recorded because a potential loss is not currently probable or estimable.
NOTE 15 — Restructuring Activities
During the first quarter of 2019, we implemented certain cost reduction or avoidance actions, including facility consolidations and a streamlining of the commercial activities surrounding our Lifecycle business in E&C, geographic realignment of our manufacturing capacity in D&S East, as well as departmental restructuring, including headcount reductions. These actions resulted in a total charge of $7.4 during the quarter consisting of employee severance costs, disposals of property, plant and equipment and other costs. We expect to incur restructuring charges with E&C and D&S East of $1.5 and $0.4, respectively, during 2019 for severance and facility exit related activities that are recognized when the specific costs are incurred. We expect this restructuring will be substantially completed by the end of the third quarter of 2019.
Restructuring charges in the first quarter of 2018, were related to the timing of recognizing certain severance and disposal related activities associated with a 2017 restructuring plan which was substantially completed at the end of 2017.
The following table is a summary of the severance and other restructuring costs, which included employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Severance:
Cost of sales	$0.5	$—
Selling, general, and administrative expenses	1.0	0.5
Total severance costs	1.5	0.5
Other restructuring:
Cost of sales	5.0	0.3
Selling, general, and administrative expenses	0.9	0.1
Total other restructuring costs	5.9	0.4

Total restructuring costs	$7.4	$0.9
The following tables summarize our restructuring activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Energy & Chemicals	D&S West	D&S East	Corporate	Consolidated
Balance as of December 31, 2018	$—	$—	$0.8	$0.1	$0.9
Restructuring costs	4.5	0.3	2.4	0.2	7.4
Property, plant and equipment impairment and disposals	(3.2)	—	(1.7)	—	(4.9)
Cash payments and other	(0.6)	—	(0.5)	(0.2)	(1.3)
Balance as of March 31, 2019	$0.7	$0.3	$0.8	$0.1	$1.9

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2019
(Dollars and shares in millions, except per share amounts) – Continued

	Three Months Ended March 31, 2018
	Energy & Chemicals	D&S West	D&S East	Corporate	Consolidated
Balance as of December 31, 2017	$0.2	$1.2	$0.2	$1.1	$2.7
Restructuring costs	0.2	—	0.2	0.5	0.9
Cash payments	(0.2)	(1.2)	(0.4)	(0.2)	(2.0)
Balance as of March 31, 2018	$0.2	$—	$—	$1.4	$1.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Chart Industries, Inc. and its consolidated subsidiaries (the “Company,” “Chart,” “we,” “us,” or “our”) is a leading independent global manufacturer of highly engineered equipment servicing multiple market applications in Energy and Industrial Gas. Our unique product portfolio is used throughout the liquid gas supply chain in the production, storage, distribution and end-use of atmospheric, hydrocarbon, and industrial gases. Chart has domestic operations located across the United States and an international presence in Asia, Australia, Europe and the Americas.
On November 15, 2018, we completed the acquisition of VRV S.r.l. and its subsidiaries (collectively “VRV”). Additionally, on December 20, 2018, we closed on the sale of all of the equity interests in our oxygen-related products business NGK SPARK PLUG CO., LTD. (the “Divestiture”).
The financial information presented and discussion of results that follows is presented on a continuing operations basis.
First Quarter 2019 Highlights
First quarter 2019 orders of $461.2 million increased sequentially 68.8% over the fourth quarter of 2018 (66.2% organically), and increased 60.0% compared to the first quarter of 2018 (51.2% organically) primarily due to order strength in our Energy & Chemicals (“E&C”) segment including a $135 million order for cold box and brazed aluminum heat exchanger equipment content on Venture Global’s Calcasieu Pass liquefied natural gas (LNG) export terminal project, and a $20 million order for Golar’s floating LNG Gimi project. The first quarter of 2019 continued to reflect the strong demand seen in 2018 across our end use markets in E&C and Distribution and Storage (“D&S”).
First quarter 2019 sales of $289.3 million increased 18.5% from the first quarter of 2018 (9.5% organically), with increases in all our segments. Sales for VRV, included in both the E&C and Distribution & Storage Eastern Hemisphere (“D&S East”) segment results since the November 15, 2018 acquisition date, were $22.1 million for the three months ended March 31, 2019.
First quarter 2019 gross margin as a percent of sales of 23.2% decreased from 27.4% in the first quarter of 2018 and 25.5% in the fourth quarter of 2018, and included restructuring costs of $5.5 million in connection with facility consolidation in our E&C segment, commercial realignment in our Lifecycle business also in our E&C segment, and geographic realignment of our manufacturing capacity in D&S East. Excluding the impact of these restructuring activities, gross margin as a percentage of sales for the quarter ended March 31, 2019 was 25.1%. Both period-over-period decreases were driven by lower margins in D&S East, related to costs of integration in VRV and unfavorable product mix and lower absorption in China.
Outlook
Our 2019 full year outlook reflects organic year-to-date order growth in our segments and the positive contributions from 2018 acquisitions VRV and Skaff Cryogenics and Cryo-Lease (together “Skaff”).  We continue to anticipate that the forecasted global supply/demand LNG gas balance will be reached in 2022-2023, thereby driving LNG export facility orders in 2019 and 2020. A majority of upcoming projects for U.S. LNG export have transitioned from utilizing traditional single train baseload plants to multi-train mid-scale projects, with a modular approach to achieve baseload capacities. This is important to us because multi-train mid-scale projects may use Chart’s patented IPSMR® technology as well as our brazed aluminum heat exchangers and cold boxes as the main liquefaction heat exchanger technology.
As mentioned above, E&C booked large LNG orders for Venture Global’s Calcasieu Pass liquefied natural gas (LNG) export terminal project and the Golar Gimi project, for which approximately $28 million to $30 million of project revenue is expected to be recognized during the second half of 2019, subject to project timing.
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

Consolidated Results for the Three Months Ended March 31, 2019 and 2018, and December 31, 2018
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended March 31, 2019 and 2018 and December 31, 2018 (dollars in millions). Financial data for the three months ended December 31, 2018 has been included to provide additional information regarding our business trends on a sequential quarter basis.
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Quarter		Current Quarter vs. Prior Sequential Quarter
	March 31, 2019	March 31, 2018	December 31, 2018	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Energy & Chemicals	$105.6	$89.9	$101.7	$15.7	17.5%	$3.9	3.8%
D&S West	118.0	100.6	118.3	17.4	17.3%	(0.3)	(0.3)%
D&S East	68.7	55.1	72.0	13.6	24.7%	(3.3)	(4.6)%
Intersegment eliminations	(3.0)	(1.5)	(1.9)	(1.5)	100.0%	(1.1)	57.9%
Consolidated	$289.3	$244.1	$290.1	$45.2	18.5%	$(0.8)	(0.3)%

Gross Profit
Energy & Chemicals	$19.3	$19.4	$21.6	$(0.1)	(0.5)%	$(2.3)	(10.6)%
D&S West	40.0	36.1	37.8	3.9	10.8%	2.2	5.8%
D&S East	8.9	11.8	15.3	(2.9)	(24.6)%	(6.4)	(41.8)%
Intersegment eliminations	(1.1)	(0.4)	(0.8)	(0.7)	175.0%	(0.3)	37.5%
Consolidated	$67.1	$66.9	$73.9	$0.2	0.3%	$(6.8)	(9.2)%

Gross Profit Margin
Energy & Chemicals	18.3%	21.6%	21.2%
D&S West	33.9%	35.9%	32.0%
D&S East	13.0%	21.4%	21.3%
Consolidated	23.2%	27.4%	25.5%

	Three Months Ended			Current Quarter vs. Prior Year Quarter		Current Quarter vs. Prior Sequential Quarter
	March 31, 2019	March 31, 2018	December 31, 2018	Variance ($)	Variance (%)	Variance ($)	Variance (%)

SG&A Expenses
Energy & Chemicals	$15.8	$12.7	$12.5	$3.1	24.4%	$3.3	26.4%
D&S West	13.3	12.7	13.3	0.6	4.7%	—	—%
D&S East	9.9	7.7	8.8	2.2	28.6%	1.1	12.5%
Corporate	16.3	13.5	6.8	2.8	20.7%	9.5	139.7%
Consolidated	$55.3	$46.6	$41.4	$8.7	18.7%	$13.9	33.6%

SG&A Expenses (% of Sales)
Energy & Chemicals	15.0%	14.1%	12.3%
D&S West	11.3%	12.6%	11.2%
D&S East	14.4%	14.0%	12.2%
Consolidated	19.1%	19.1%	14.3%

Operating Income (Loss) (1)
Energy & Chemicals	$(1.3)	$2.8	$4.7	$(4.1)	(146.4)%	$(6.0)	(127.7)%
D&S West (2)	25.6	22.2	23.5	3.4	15.3%	2.1	8.9%
D&S East	(2.3)	3.7	5.8	(6.0)	(162.2)%	(8.1)	(139.7)%
Corporate (3) (4)	(16.3)	(13.5)	(6.9)	(2.8)	20.7%	(9.4)	136.2%
Intersegment eliminations	(1.1)	(0.4)	(0.8)	(0.7)	175.0%	(0.3)	37.5%
Consolidated	$4.6	$14.8	$26.3	$(10.2)	(68.9)%	$(21.7)	(82.5)%

Operating Margin (Loss)
Energy & Chemicals	(1.2)%	3.1%	4.6%
D&S West	21.7%	22.1%	19.9%
D&S East	(3.3)%	6.7%	8.1%
Consolidated	1.6%	6.1%	9.1%
_______________
(1) Restructuring costs for the three months ended:

•	March 31, 2019 were $7.4 million ($4.5 million – E&C, $0.3 million – D&S West, $2.4 million – D&S East, and $0.2 million – Corporate).

•	March 31, 2018 were $0.9 million ($0.2 million – E&C, $0.2 million – D&S East, and $0.5 million – Corporate).

•	December 31, 2018 were $0.9 million ($0.2 million – E&C, 0.8 million – D&S East, and a credit of $0.1 million – Corporate).

(2)	Includes transaction-related costs of $0.9 million, $1.3 million and $2.1 million for the three months ended March 31, 2019, March 31, 2018, and December 31, 2018, respectively.
Results of Operations for the Three Months Ended March 31, 2019 and 2018, and December 31, 2018
Sales for the first quarter of 2019 compared to the same quarter in 2018 increased $45.2 million, from $244.1 million to $289.3 million, or 18.5% (9.5% organically), with increases across all segments. D&S West sales increased by $17.4 million, or 17.3%, primarily as a result of strong bulk and packaged gas sales. Furthermore, sales for VRV, included in both the E&C and D&S East segment results since the November 15, 2018 acquisition date were $22.1 (E&C: $8.6, D&S East: $13.5). Excluding the impact of VRV, the sales increase in our E&C segment was mainly due to growth in natural gas liquids (NGL) and petrochemical applications, especially for heat exchangers. Sequentially over the fourth quarter of 2018, sales were relatively flat, with a 0.3% decline (3.2% organically), which is stronger than typical given the historical decline often seen between the fourth and first quarters.
Gross profit increased during the first quarter of 2019 compared to the first quarter of 2018 by $0.2 million. Excluding restructuring charges of $5.5 million and $0.3 million for the first quarter of 2019 and 2018, respectively, gross profit increased by $5.4 million, or 8.0%, primarily driven by volume in D&S West. Sequentially over the fourth quarter of 2018, gross profit decreased by $6.8 million, or 9.2%. Excluding restructuring charges of $5.5 million and $0.1 million in the first quarter of 2019 and in the fourth quarter of 2018, respectively, gross profit decreased by $1.4 million or 1.9%, primarily driven by integration-related costs in VRV and product mix and absorption impacts in China, both in D&S East. First quarter 2019 gross margin as a percent of sales of 23.2% decreased from 27.4% in the first quarter of 2018 and decreased sequentially from the fourth quarter of 2018 gross margin as a percent of sales of 25.5%. Excluding restructuring charges, first quarter 2019 gross margin as a percent of sales of 25.1% decreased from 27.5% in the first quarter of 2018 and decreased sequentially from the fourth quarter of 2019 gross margin as a percent of sales of 25.5%.
SG&A expenses increased by $8.7 million ($3.9 million organically), or 18.7% (8.4% organically), during the first quarter of 2019 compared to the first quarter of 2018. Excluding the impact of VRV transaction-related costs of $0.9 million for the first quarter of 2019 and restructuring charges of $1.9 million and $0.6 million for the first quarter of 2019 and 2018, respectively, SG&A expenses increased by $6.5 million, or 14.1% during the first quarter of 2019 compared to the first quarter of 2018. This increase was largely driven by SG&A expenses associated with VRV as well as higher accounting and consulting fees at Corporate primarily due to our change in independent auditor.
During the first quarter of 2019, we implemented certain cost reduction or avoidance actions, including facility closures and relocations. These actions were primarily related to the consolidation of certain of our facilities within our E&C segment, streamlining commercial activities within our Lifecycle business, geographic realignment of manufacturing capacity in D&S East, as well as departmental restructuring, including headcount reductions. These actions resulted in property, plant and equipment disposals and severance costs (together “restructuring costs”) of $7.4 million in the first quarter of 2019, which were recorded in cost of sales ($5.5 million) and SG&A ($1.9 million). We anticipate these restructuring actions will result in incremental annualized savings of $6.5 million and an anticipated positive impact of $3.6 million on 2019 results. Restructuring costs were $0.9 million in the first quarter of 2018 and were recorded in cost of sales ($0.3 million) and SG&A ($0.6 million), which were related to costs to relocate the corporate office from Garfield Heights, Ohio to Ball Ground, Georgia and consolidation of certain facilities in China.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended March 31, 2019 and 2018 was $5.3 million and $6.4 million, respectively. Interest expense for the three months ended March 31, 2019 included $0.6 million of 1.0% cash interest and $1.8 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2024, and $3.2 million in interest related to borrowings on our senior secured revolving credit facility. For the three months ended March 31, 2019 and 2018, financing costs amortization was 0.4 million and $0.3 million, respectively.
Foreign Currency (Gain) Loss
For the three months ended March 31, 2019, foreign currency gains were $0.1 million while foreign currency losses were $1.8 million for the three months ended March 31, 2018. Gains increased by $1.9 million during the three months ended March 31, 2019 due to exchange rate volatility, especially with respect to the euro and Chinese yuan.
Income Tax Expense
Income tax (benefit) expense of $(2.0) million and $1.6 million for three months ended March 31, 2019 and 2018, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 200.0% and 25.4%, respectively. The effective income tax rate of 200.0% for the three months ended March 31, 2019 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits associated with share-based compensation and income taxes on certain foreign entities earnings being taxed at higher rates than the U.S. federal statutory rate, partially offset by certain Chinese operations losses for which no benefit was recorded.
The effective income tax rate of 25.4% for the three months ended March 31, 2018 differed from the U.S. federal statutory rate of 21% primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at higher rates than the federal statutory rate as well as losses incurred by certain of our Chinese operations for which no benefit was recorded.
Net Income from Continuing Operations
As a result of the foregoing, net income from continuing operations attributable to the Company for the three months ended March 31, 2019 and 2018 was $0.9 million and $4.2 million, respectively.

Discontinued Operations
The results from our oxygen-related products business formerly reported in our BioMedical segment are reflected in our unaudited condensed consolidated financial statements as discontinued operations for the prior period presented. For further information, refer to Note 2, “Discontinued Operations.”
Segment Results
Our reportable and operational segments include: E&C, D&S West and D&S East. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. For further information, refer to Note 3, “Reportable Segments” note of our unaudited condensed consolidated financial statements included elsewhere in this report. The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended March 31, 2019 and 2018 (dollars in millions):
Energy & Chemicals
Results for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	March 31, 2019	March 31, 2018	Variance ($)	Variance (%)
Sales	$105.6	$89.9	$15.7	17.5%
Gross Profit	19.3	19.4	(0.1)	(0.5)%
Gross Profit Margin	18.3%	21.6%
SG&A Expenses	$15.8	$12.7	$3.1	24.4%
SG&A Expenses (% of Sales)	15.0%	14.1%
Operating (Loss) Income	$(1.3)	$2.8	$(4.1)	(146.4)%
Operating (Loss) Margin	(1.2)%	3.1%
For the first quarter of 2019, E&C segment sales increased as compared to the same quarter in 2018. Sales for VRV, included in the E&C segment results since the acquisition date, November 15, 2018, were $8.6 for the three months ended March 31, 2019. Excluding the impact of VRV, sales increased mainly due to growth in natural gas liquids (NGL) and petrochemical applications, especially for heat exchangers.
For the first quarter of 2019, E&C segment gross profit decreased by $(0.1) million (decreased by $0.2 million, organically) as compared to the same quarter in 2018. Excluding restructuring charges of $3.5 million and $0.1 million for the first quarter of 2019 and 2018, respectively, gross profit increased by $3.3 million or 16.9%. Gross profit as a percentage of E&C sales was negatively impacted by 3.3 percentage points primarily related to costs relative to the restructuring of our E&C segment discussed above.
E&C segment SG&A expenses increased during the first quarter of 2019 as compared to the same quarter in 2018 primarily driven by the VRV acquisition and restructuring charges, which added SG&A expenses of $1.8 million and $1.0 million, respectively. Excluding these costs, SG&A expenses as a percent of sales was 14.0%.

D&S West
Results for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	March 31, 2019	March 31, 2018	Variance ($)	Variance (%)
Sales	$118.0	$100.6	$17.4	17.3%
Gross Profit	40.0	36.1	3.9	10.8%
Gross Profit Margin	33.9%	35.9%
SG&A Expenses	$13.3	$12.7	$0.6	4.7%
SG&A Expenses (% of Sales)	11.3%	12.6%
Operating Income	$25.6	$22.2	$3.4	15.3%
Operating Margin	21.7%	22.1%
D&S West segment sales increased during the first quarter of 2019 as compared to the same quarter in 2018 primarily due to an increase in sales within bulk industrial gas products, LNG and cryobiological storage products. Sales activity for over the road trucking LNG fueling systems increased with sales of $17.7 million during the first quarter of 2019, which represented an increase of 68% compared to the first quarter of 2018 and a 63% increase as compared to the fourth quarter of 2018.
D&S West segment gross profit increased during the first quarter of 2019 as compared to the same quarter in 2018 mainly driven by higher volume, while the related margin decreased, which was primarily driven by unfavorable product mix.
D&S West segment SG&A expenses increased slightly during the first quarter of 2019 as compared to the same quarter in 2018.
D&S East
Results for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	March 31, 2019	March 31, 2018	Variance ($)	Variance (%)
Sales	$68.7	$55.1	$13.6	24.7%
Gross Profit	8.9	11.8	(2.9)	(24.6)%
Gross Profit Margin	13.0%	21.4%
SG&A Expenses	$9.9	$7.7	$2.2	28.6%
SG&A Expenses (% of Sales)	14.4%	14.0%
Operating Income	$(2.3)	$3.7	$(6.0)	(162.2)%
Operating Margin	(3.3)%	6.7%
For the first quarter of 2019, D&S East segment sales increased as compared to the same quarter in 2018. Sales for VRV, included in the D&S East segment results since the acquisition date, November 15, 2018, were $13.5 million for the three months ended March 31, 2019. Excluding the impact of VRV, sales were relatively flat with favorable sales of trailers, standard tanks and packaged gas tanks in Europe offset by lower sales in China largely relative to a decline in LNG products.
During the first quarter of 2019, D&S East segment gross profit and the related margin percentage decreased by $2.9 million (decreased by $1.7 million, organically) as compared to the same quarter in 2018. Excluding restructuring charges of $2.0 million and $0.2 million, respectively, gross profit and related margin percentage decreased by $1.0 million and 3.0 percentage points, respectively. The restructuring charges that negatively impacted the D&S East gross profit and the related margin percentage was primarily related to restructuring costs relative to the closing of our China brazed aluminum heat exchanger facility. Gross profit as a percentage of sales was also driven lower by VRV and China due to unfavorable product mix and lower absorption.
D&S East segment SG&A expenses increased during the first quarter of 2019 as compared to the same quarter in 2018 primarily driven by the VRV acquisition and restructuring charges, which added SG&A expenses of $3.0 million and $0.4 million, respectively. Excluding the impact of VRV and restructuring charges, SG&A expenses decreased mainly driven by lower employee-related costs in China due to workforce reductions.

Corporate
Corporate SG&A expenses increased by $2.8 million during the first quarter of 2019 as compared to the same quarter in 2018 mainly driven by higher accounting and consulting fees associated with our change in independent auditor and related activities.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Our debt instruments and related covenants are described in Note 7, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $71.9 million at March 31, 2019, a decrease of $46.2 million from the balance at December 31, 2018. Our foreign subsidiaries held cash of approximately $57.2 million and $71.4 million, at March 31, 2019, and December 31, 2018, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our SSRCF or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, and investments in properties, facilities, and equipment for the foreseeable future.
Cash used in operating activities was $(33.2) million for the three months ended March 31, 2019, a decrease of $53.2 million from the balance at December 31, 2018, largely due to lower investment in working capital.
Cash used in investing activities was $8.9 million and $18.6 million for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, we used $5.9 million of cash for capital expenditures. During the three months ended March 31, 2018, we used $12.5 million of cash for the Skaff acquisition and 6.2 million for capital expenditures.
Cash used in financing activities was $2.6 million for the three months ended March 31, 2019 while cash provided by financing activities was $10.0 million for the three months ended March 31, 2018. During the three months ended March 31, 2019 we borrowed $18.8 million on our SSRCF mainly to fund working capital needs and repaid $27.0 million in SSRCF borrowings. We received $8.3 million in proceeds from stock option exercises and used $2.7 million for the purchase of common stock which was surrendered to cover tax withholding elections during the three months ended March 31, 2019. During the three months ended March 31, 2018, we borrowed $34.0 million on our SSRCF mainly to fund the Skaff acquisition and working capital needs. We repaid $26.0 million in SSRCF borrowings during the three months ended March 31, 2018. We also borrowed 25.0 million Chinese yuan (equivalent to $4.0 million) and repaid 5.0 Chinese yuan (equivalent to $0.8 million) on certain of our China facilities. We received $1.2 million in proceeds from stock option exercises and used $2.2 million for the purchase of common stock which was surrendered to cover tax withholding elections during the three months ended March 31, 2018.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2019. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. Our convertible notes due 2024 currently meet the requirements for early conversion.  Should note holders elect to convert, we may settle in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Capital expenditures for the remaining nine months of 2019 is expected to be in the range of $29.0 million to $34.0 million.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of March 31, 2019 was $733.8 million compared to $476.9 million as of March 31, 2018 and $568.2 million as of December 31, 2018.

The tables below represents orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	March 31, 2019	March 31, 2018	December 31, 2018
Orders
Energy & Chemicals	$263.9	$93.7	$86.9
D&S West	114.1	130.6	116.8
D&S East	83.2	63.9	69.6
Consolidated	$461.2	$288.2	$273.3

	As of
	March 31, 2019	March 31, 2018	December 31, 2018
Backlog
Energy & Chemicals	$410.5	$213.3	$253.0
D&S West	127.1	137.3	129.8
D&S East	196.2	126.3	185.4
Consolidated	$733.8	$476.9	$568.2
E&C segment orders for the three months ended March 31, 2019 were $263.9 million compared to $93.7 million for the three months ended March 31, 2018 and $86.9 million for the three months ended December 31, 2018. E&C segment orders include $12.8 million and $2.5 million in orders related to VRV for the three months ended March 31, 2019 and December 31, 2018, respectively. Included in our first quarter of 2019 E&C segment orders was a $135 million order for the cold box and brazed aluminum heat exchanger equipment content on Venture Global’s Calcasieu Pass liquefied natural gas (LNG) export terminal project. E&C segment backlog totaled $410.5 million as of March 31, 2019, compared to $213.3 million as of March 31, 2018 and $253.0 million as of December 31, 2018. E&C segment backlog as of March 31, 2019 and December 31, 2018 includes $42.4 million and $39.3 million related to VRV, respectively. Excluding VRV, the increase in backlog as compared to the balance as of March 31, 2018 was primarily driven by petrochemical and natural gas processing applications. Included in E&C segment backlog for the three months ended March 31, 2019 is approximately $40.0 million related to the previously announced Magnolia LNG order where production release is delayed until late 2019.
D&S West segment orders for the three months ended March 31, 2019 were $114.1 million compared to $130.6 million for the three months ended March 31, 2018, which was the highest order quarter in the history of D&S West, and $116.8 million for the three months ended December 31, 2018. Although down from first and fourth quarters of 2018, first quarter order levels continued to be strong; by way of comparison, the average order level for the past eight quarters was $112 million for D&S West. The segment signed multiple significant long-term agreements in the first quarter of 2019. D&S West segment backlog totaled $127.1 million at March 31, 2019 compared to $137.3 million as of March 31, 2018 and $129.8 million as of December 31, 2018.
D&S East segment orders for the three months ended March 31, 2019 were $83.2 million compared to $63.9 million for the three months ended March 31, 2018 and $69.6 million for the three months ended December 31, 2018. D&S East segment orders include $12.7 million and $8.7 million in orders related to VRV for the three months ended March 31, 2019 and December 31, 2018, respectively. Excluding the impact of VRV, the increase from the fourth quarter of 2018 in D&S East segment orders was mainly attributable to favorable LNG systems, trailers and packaged gas in Europe. The increase in D&S East segment orders during the three months ended March 31, 2019 when compared to the same quarter last year was mainly driven favorable trailers and LNG engineered tanks and systems in Europe, partially offset by unfavorable LNG and packaged gas products in Asia. D&S East segment backlog at March 31, 2019 totaled $196.2 million compared to $126.3 million as of March 31, 2018 and $185.4 million as of December 31, 2018.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.

Application of Critical Accounting Policies
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2018. In particular, judgment is used in areas such as revenue from contracts with customers, goodwill, indefinite-lived intangibles, long-lived assets (including finite-lived intangible assets), product warranty costs, and pensions. There have been no significant changes to our critical accounting policies since December 31, 2018.
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business, including statements regarding revenues, cost synergies and earnings related to our recent VRV acquisition. In some cases, Forward-looking statements may be identified by terminology such as "may," "will," "should," "could," "expects," "anticipates," "believes," "projects," "forecasts," “outlook,” “guidance,” "continue," or the negative of such terms or comparable terminology.
Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business trends, cost synergies and savings objectives and government initiatives, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. These include: those found in the risk factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, which should be reviewed carefully; Chart’s ability to successfully integrate VRV, and achieve anticipated revenue, earnings and accretion; estimated segment revenues, future revenue, earnings, cash flows and margin targets and run rates. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time.
All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events, except as otherwise required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our operations are exposed to fluctuations in interest rates and foreign currency values that can affect the cost of operating and financing. Accordingly, we address a portion of these risks through a program of risk management.
Interest Rate Risk: Our primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from the weighted-average interest rate of 3.90% at March 31, 2019, and assuming no changes in the $318.0 million of borrowings outstanding under the SSRCF at March 31, 2019, our additional annual expense would be approximately $6.4 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of comprehensive income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, Indian rupee and the Japanese yen. During the first quarter of 2019, the U.S. dollar strengthened in relation to the euro by 2%, and weakened in relation to the Chinese yuan by 2%. At March 31, 2019, a hypothetical further 10% weakening of the U.S. dollar would not materially affect our financial statements.

Chart’s primary transaction exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the British pound, the Indian rupee, and the Chinese yuan. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the unaudited condensed consolidated statements of income and comprehensive income as a component of foreign currency (gain) loss. We enter into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At March 31, 2019, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts.
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
Evaluation of Disclosure Controls and Procedures
We perform an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that as of March 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As disclosed in Note 14, “Commitments and Contingencies”, Chart was named in lawsuits (including purported class action lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California, and Chart has also been named in purported class action lawsuits filed in the Ontario Superior Court of Justice against Chart and other defendants with respect to the alleged failure of an aluminum cryobiological storage tank (model FNL XC 47/11-6 W/11) at The Toronto Institute for Reproductive Medicine in Etobicoke, Ontario.  We hereby incorporate by reference into this Item 1 the disclosure under the headings “Note 14, Commitments and Contingencies – Stainless Steel Cryobiological Tank Legal Proceedings” and “Note 14, Commitments and Contingencies – Aluminum Cryobiological Tank Legal Proceedings”.
Although we have not completed our factual investigations into these proceedings, which remain in their early stages, we believe that we have strong factual and legal defenses to the claims and intend to vigorously assert such defenses.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2019	29,642	$66.53	—	$—
February 1 – 28, 2019	9,711	76.39	—	—
March 1 – 31, 2019	—	—	—	—
Total	39,353	68.96	—	—
During the first quarter of 2019, 39,353 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $2,713,783. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended March 31, 2019.
As discussed in “Note 7, Debt and Credit Arrangements – 2018 Convertible Notes – Convertible Note Hedge, Capped Call and Warrant Transactions Associated with the 2018 Notes” during the first quarter of 2019 certain warrants associated with the 2018 Notes were exercised with 1,473 shares of common stock issued in connection with such exercise.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

10.1
Employment Agreement, dated effective January 14, 2019, by and between Chart Industries, Inc. and Jeffrey Lass (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2019 (File No. 001-11442)).*

10.2	Employment Agreement, dated March 26, 2019, by and between Chart Industries, Inc. and Herbert G. Hotchkiss.* (x)

10.3
Chart Industries, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed, with the Securities and Exchange Commission on March 29, 2019 (File No. 001-11442)).*

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

Chart Industries, Inc.
(Registrant)

Date:	April 18, 2019	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer and President
(Principal Executive Officer)
(Duly Authorized Officer)

		By:	/s/ Jeffrey R. Lass
Jeffrey R. Lass
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)