Form 10-Q
period 2019-06-30
CHART INDUSTRIES INC
filed 2019-07-18
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
(770) 721-8800
Registrant's telephone number, including area code
NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	GTLS	The NASDAQ Stock Market LLC
(Nasdaq Global Select Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

At July 15, 2019, there were 35,788,607 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$148.5	$118.1
Accounts receivable, less allowances of $10.3 and $8.5, respectively	204.4	194.8
Inventories, net	228.8	233.1
Unbilled contract revenue	70.6	54.5
Prepaid expenses	15.9	14.0
Other current assets	42.5	47.2
Total Current Assets	710.7	661.7
Property, plant, and equipment, net	380.9	361.1
Goodwill	542.6	520.7
Identifiable intangible assets, net	316.4	330.4
Other assets	33.3	23.8
TOTAL ASSETS	$1,983.9	$1,897.7

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$114.0	$125.5
Customer advances and billings in excess of contract revenue	128.3	130.0
Accrued salaries, wages, and benefits	35.7	46.6
Current portion of warranty reserve	9.6	8.6
Short-term debt and current portion of long-term debt	4.5	11.2
Other current liabilities	62.8	44.7
Total Current Liabilities	354.9	366.6
Long-term debt	304.7	533.2
Long-term deferred tax liabilities	73.0	76.4
Accrued pension liabilities	11.3	11.7
Other long-term liabilities	41.3	20.8
Total Liabilities	785.2	1,008.7

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 35,782,535 and 31,363,650 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	0.4	0.3
Additional paid-in capital	757.2	460.2
Retained earnings	469.2	453.9
Accumulated other comprehensive loss	(32.9)	(29.9)
Total Chart Industries, Inc. Shareholders’ Equity	1,193.9	884.5
Noncontrolling interests	4.8	4.5
Total Equity	1,198.7	889.0
TOTAL LIABILITIES AND EQUITY	$1,983.9	$1,897.7

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$309.6	$277.9	$598.9	$522.0
Cost of sales	226.8	205.1	449.0	382.3
Gross profit	82.8	72.8	149.9	139.7
Selling, general, and administrative expenses	50.2	48.1	105.5	94.7
Amortization expense	7.3	5.2	14.5	10.7
Operating expenses	57.5	53.3	120.0	105.4
Operating income	25.3	19.5	29.9	34.3
Other expenses:
Interest expense, net	5.4	6.2	10.7	12.6
Financing costs amortization	0.6	0.4	1.0	0.7
Foreign currency (gain) loss and other	(0.2)	(1.7)	(0.3)	0.1
Other expenses, net	5.8	4.9	11.4	13.4
Income from continuing operations before income taxes	19.5	14.6	18.5	20.9
Income tax expense	4.9	3.9	2.9	5.5
Net income from continuing operations	14.6	10.7	15.6	15.4
Income from discontinued operations, net of taxes	—	2.4	—	4.0
Net income	14.6	13.1	15.6	19.4
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	0.2	0.8	0.3	1.3
Net income attributable to Chart Industries, Inc.	$14.4	$12.3	$15.3	$18.1

Income from continuing operations	$14.4	$9.9	$15.3	$14.1
Income from discontinued operations, net of taxes	—	2.4	—	4.0
Net income attributable to Chart Industries, Inc.	$14.4	$12.3	$15.3	$18.1
Basic earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$0.44	$0.32	$0.48	$0.46
Income from discontinued operations	—	0.08	—	0.13
Net income attributable to Chart Industries, Inc.	$0.44	$0.40	$0.48	$0.59
Diluted earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$0.41	$0.31	$0.45	$0.44
Income from discontinued operations	—	0.07	—	0.13
Net income attributable to Chart Industries, Inc.	$0.41	$0.38	$0.45	$0.57
Weighted-average number of common shares outstanding:
Basic	32.47	30.95	32.02	30.93
Diluted	34.72	32.08	34.25	31.74

Comprehensive income (loss), net of taxes	$16.2	$(8.9)	$12.6	$9.9
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	0.2	0.2	0.3	0.8
Comprehensive income (loss) attributable to Chart Industries, Inc., net of taxes	$16.0	$(9.1)	$12.3	$9.1

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$15.6	$19.4
Less: Income from discontinued operations	—	4.0
Income from continuing operations	15.6	15.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	32.0	24.8
Interest accretion of convertible notes discount	3.7	5.0
Employee share-based compensation expense	4.3	3.0
Other operating activities	5.9	(0.1)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(11.1)	21.8
Inventories	(3.6)	(29.6)
Unbilled contract revenues and other assets	(22.0)	(0.5)
Accounts payable and other liabilities	(20.7)	(6.6)
Customer advances and billings in excess of contract revenue	(4.5)	9.4
Net Cash (Used In) Provided By Operating Activities	(0.4)	42.6
INVESTING ACTIVITIES
Capital expenditures	(15.1)	(18.2)
Acquisition of businesses, net of cash acquired	(4.2)	(12.5)
Government grants	(0.2)	0.7
Net Cash Used In Investing Activities	(19.5)	(30.0)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	52.0	65.0
Repayments on revolving credit facilities	(291.3)	(54.8)
Repayments on term loan	—	(3.0)
Payments for debt issuance costs (1)	(2.7)	(0.2)
Proceeds from exercise of stock options	9.2	1.8
Common stock repurchases	(2.8)	(2.3)
Payments for equity issuance costs (1)	(8.9)	—
Issuance of shares	295.8	—
Dividend distribution to noncontrolling interest	(0.4)	(0.4)
Net Cash Provided By Financing Activities	50.9	6.1
DISCONTINUED OPERATIONS
Cash Provided By Operating Activities (2)	—	4.1
Cash Used In Investing Activities (3)	—	(0.9)
Cash Provided By Discontinued Operations	—	3.2
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(3.8)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	30.4	18.1
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (4)	119.1	131.4
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (4)	$149.5	$149.5

(1)	Non-cash financing activities for debt issuance costs and equity issuance costs were $10.9 and $0.6, respectively.for the six months ended June 30, 2019

(2)	Includes depreciation expense of $0.9 and amortization expense of $1.2 for the six months ended June 30, 2018.

(3)	Includes capital expenditures of $0.9 for the six months ended June 30, 2018.

(4)
Includes restricted cash and restricted cash equivalents of $1.0 in other assets at June 30, 2019, June 30, 2018 and December 31, 2018, respectively. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 7, “Debt and Credit Arrangements.”

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount		Retained Earnings			Total Equity
Balance at December 31, 2018	31.36	$0.3	$460.2	$453.9	$(29.9)	$4.5	$889.0
Net income	—	—	—	0.9	—	0.1	1.0
Other comprehensive (loss) income	—	—	—	—	(4.6)	0.1	(4.5)
Share-based compensation expense	—	—	2.4	—	—	—	2.4
Common stock issued from share-based compensation plans	0.41	—	8.3	—	—	—	8.3
Common stock repurchases	(0.04)	—	(2.7)	—	—	—	(2.7)
Balance at March 31, 2019	31.73	0.3	468.2	454.8	(34.5)	4.7	893.5
Net income	—	—	—	14.4	—	0.2	14.6
Other comprehensive (loss) income	—	—	—	—	1.6	—	1.6
Common stock issuance, net	4.03	0.1	286.2	—	—	—	286.3
Share-based compensation expense	—	—	1.9	—	—	—	1.9
Common stock issued from share-based compensation plans	0.04	—	0.9	—	—	—	0.9
Common stock repurchases	(0.02)	—	—	—	—	—	—
Dividend distribution to noncontrolling interest	—	—	—	—	—	(0.4)	(0.4)
Other	—	—	—	—	—	0.3	0.3
Balance at June 30, 2019	35.78	$0.4	$757.2	$469.2	$(32.9)	$4.8	$1,198.7

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests
	Shares Outstanding	Amount		Retained Earnings			Total Equity
Balance at December 31, 2017	30.81	$0.3	$445.7	$364.3	$(8.1)	$3.0	$805.2
Net income	—	—	—	5.8	—	0.5	6.3
Cumulative effect of accounting change	—	—	—	2.3	—	—	2.3
Other comprehensive income	—	—	—	—	12.4	—	12.4
Share-based compensation expense	—	—	3.2	—	—	—	3.2
Common stock issued from share-based compensation plans	0.20	—	1.3	—	—	—	1.3
Common stock repurchases	(0.04)	—	(2.2)	—	—	—	(2.2)
Other	—	—	—	—	—	0.1	0.1
Balance as of March 31, 2018	30.97	0.3	448.0	372.4	4.3	3.6	828.6
Net income	—	—	—	12.3	—	0.8	13.1
Other comprehensive income	—	—	—	—	(21.4)	—	(21.4)
Share-based compensation expense	—	—	0.1	—	—	—	0.1
Common stock issued from share-based compensation plans	0.03	—	0.4	—	—	—	0.4
Common stock repurchases	—	—	(0.1)	—	—	—	(0.1)
Dividend distribution to noncontrolling interest	—	—	—	—	—	(0.4)	(0.4)
Other	—	—	—	—	—	(0.2)	(0.2)
Balance as of June 30, 2018	31.00	$0.3	$448.4	$384.7	$(17.1)	$3.8	$820.1
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

Recently Adopted Accounting Standards: In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” This ASU makes amendments to multiple codification Topics. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and were effective upon issuance of this ASU. However, many of the amendments in this ASU had transition guidance with effective dates for annual periods beginning after December 15, 2018. The adoption of this guidance did not have a material impact on our financial position, results of operations or disclosures.
In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The FASB issued the update to provide amended guidance to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” Additionally, under the new guidance an entity was required to provide certain disclosures regarding stranded tax effects. The guidance was effective for fiscal years beginning after December 15, 2018, including interim periods within those years. We adopted this guidance effective January 1, 2019. The adoption of this guidance did not impact our financial position, results of operations or disclosures.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and other subsequent amendments collectively identified as ASC 842, related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Effective January 1, 2019, (“the Commencement Date”) we adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date for all leases with terms greater than 12 months. The adoption of the new standard resulted in the recording of ROU assets, primarily consisting of leased facilities and equipment and lease liabilities of $34.8 as of the Commencement Date. The adoption did not have a material impact on our unaudited condensed consolidated statement of income and comprehensive income or cash flows related to existing leases as of the Commencement Date. As a result, there was no cumulative-effect adjustment.
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
At lease inception, we determine if an arrangement is a lease and if it includes options to extend or terminate the lease if it is reasonably certain that the options will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases are recognized as ROU assets and are included within property, plant and equipment, net and lease liabilities are included in other current liabilities and other liabilities in our unaudited condensed consolidated balance sheet as of the Commencement Date and at June 30, 2019. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities were recognized on the Commencement Date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available on the Commencement Date in determining the present value of lease payments.
As of June 30, 2019, ROU assets and lease liabilities were $29.0 and $29.0 ($6.4 of which was current), respectively. The weighted-average remaining term for lease contracts was 6.9 years at June 30, 2019, with maturity dates ranging from July 2019 to August 2027. The weighted-average discount rate was 4.7% at June 30, 2019.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

Certain leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. We incurred $2.1 and $2.2 of rental expense under operating leases for the three months ended June 30, 2019 and 2018, respectively. Rental expense under operating leases for the six months ended June 30, 2019 and 2018 was $4.1 and $4.2, respectively. Adjustments for straight-line rental expense for the respective periods was not material and as such, the majority of expense recognized was reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on building and equipment leases. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.
The following table summarizes future minimum lease payments for non-cancelable operating leases as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
2019 (1)	$3.5	$7.9
2020	6.3	6.9
2021	5.6	5.7
2022	5.3	5.3
2023	4.6	4.6
Thereafter (2)	9.2	9.2
Total future minimum lease payments	$34.5	$39.6
_______________

(1)	Amount as of June 30, 2019 represents lease payments for the remaining six months, July 2019 through December 2019.

(2)	As of June 30, 2019, future minimum lease payments for non-cancelable operating leases for period subsequent to 2023 relate to 11 leased facilities.

NOTE 2 — Discontinued Operations
On December 20, 2018, we closed the sale of our oxygen-related products business to NGK SPARK PLUG CO., LTD. (the “Divestiture”). As a result of the Divestiture, the asset group, which included our respiratory and on-site generation systems businesses, qualified for discontinued operations for the three and six months ended June 30, 2018. As such, the financial results of the respiratory therapy and on-site generation systems businesses are reflected in our unaudited condensed consolidated statements of income and comprehensive income as discontinued operations for the prior-year periods presented.
Summarized Financial Information of Discontinued Operations
The following table represents income from discontinued operations, net of tax:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Sales	$42.0	$77.6
Cost of sales	30.4	55.8
Selling, general and administrative expenses	7.1	14.6
Amortization expense	0.6	1.2
Operating income (1)	3.9	6.0
Other loss, net	(0.4)	(0.2)
Income before income taxes	3.5	5.8
Income tax expense	1.1	1.8
Income from discontinued operations, net of tax	$2.4	$4.0
_______________

(1)	Includes depreciation expense of $0.5 and $0.9 for the three and six months ended June 30, 2018, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 3 — Reportable Segments
As reported in our Annual Report on Form 10-K for the year ended December 31, 2018, the structure of our internal organization is divided into the following reportable segments, which are also our operating segments: Energy & Chemicals (“E&C”), Distribution and Storage Western Hemisphere (“D&S West”) and Distribution and Storage Eastern Hemisphere (“D&S East”). Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments.
In connection with our acquisition of Harsco Corporation’s Industrial Air-X-Changers (“AXC”) business on July 1, 2019 (see Note 9 for more information), we expect a change in our reportable segments from three segments to four segments: (i) D&S East, (ii) D&S West, (iii) Energy & Chemicals Cryogenics (“E&C Cryogenics”), and (iv) Energy & Chemicals FinFans (“E&C FinFans”).
The following table represents information for our reportable segments and our corporate function:

	Three Months Ended June 30, 2019
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers (1)	$120.2	$115.7	$77.7	$(4.0)	$—	$309.6
Depreciation and amortization expense	8.7	2.9	4.0	—	0.4	16.0
Operating income (loss) (1) (2) (3)	10.2	28.7	1.9	(1.4)	(14.1)	25.3
Capital expenditures	0.8	2.6	4.9	—	0.9	9.2

	Three Months Ended June 30, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$100.8	$117.6	$62.4	$(2.9)	$—	$277.9
Depreciation and amortization expense	6.5	2.7	2.5	—	0.4	12.1
Operating income (loss) (2) (3) (4) (5)	5.9	23.6	6.5	(0.8)	(15.7)	19.5
Capital expenditures	6.1	2.1	2.0	—	1.8	12.0

	Six Months Ended June 30, 2019
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers (1)	$225.8	$233.7	$146.4	$(7.0)	$—	$598.9
Depreciation and amortization expense	17.3	5.8	8.2	—	0.7	32.0
Operating income (loss) (1) (2) (3)	8.9	54.3	(0.4)	(2.5)	(30.4)	29.9
Capital expenditures	4.0	3.8	5.9	—	1.4	15.1

	Six Months Ended June 30, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$190.7	$218.2	$117.5	$(4.4)	$—	$522.0
Depreciation and amortization expense	13.1	5.6	5.4	—	0.7	24.8
Operating income (loss) (2) (3) (4) (5)	8.7	45.8	10.2	(1.2)	(29.2)	34.3
Capital expenditures	8.1	3.2	3.9	—	3.0	18.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

_______________

(1)	Includes sales and operating loss for VRV S.r.l and its subsidiaries (“VRV”), included in the E&C and D&S East segment results since the acquisition date, November 15, 2018 as follows:

•	Sales were $28.9 (E&C: $12.9, D&S East: $16.0) for the three months ended June 30, 2019.

•	Sales were $51.0 (E&C: $21.5, D&S East: $29.5) for the six months ended June 30, 2019.

•	Operating loss was $(1.1) (E&C: $(2.8), D&S East: $1.7) for the three months ended June 30, 2019.

•	Operating loss was $(9.2) (E&C: $(5.6), D&S East: $(3.6)) for the six months ended June 30, 2019, which includes VRV inventory step-up of $1.7.

(2)	Restructuring costs for the:

•	Three Months Ended June 30, 2019 were $4.4 ($(1.1) - E&C, $0.1 - D&S West, $5.4 D&S East).

•	Three Months Ended June 30, 2018 were $0.6 ($0.2 E&C, $0.3 D&S East, $0.1 Corporate).

•	Six Months Ended June 30, 2019 were $11.8 ($3.4 E&C, $0.4 D&S West, $7.8 D&S East, $0.2 Corporate).

•	Six Months Ended June 30, 2018 were $1.5 ($0.4 E&C, $0.5 D&S East, $0.6 Corporate).

(3)	Corporate includes transaction-related costs of: (transaction-related costs include costs associated with business development and other one-time transactions)

•	$1.8 and $0.8 for the three months ended June 30, 2019 and 2018, respectively, and

•	$2.7 and $2.1 for the six months ended June 30, 2019 and 2018, respectively.

(4)	Includes an expense of $3.8 recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the three and six months ended June 30, 2018.

(5)
Includes net severance costs of $1.4 related to the departure of our former CEO on June 11, 2018, which includes $3.2 in payroll severance costs partially offset by a $1.8 credit due to share-based compensation forfeitures for the three and six months ended June 30, 2018.

Product Sales Information

	Three Months Ended June 30, 2019
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$81.4	$—	$—	$—	$81.4
Liquefied natural gas (LNG) applications	15.8	19.9	16.3	—	52.0
Industrial gas applications	3.6	—	—	—	3.6
HVAC, power and refining applications	19.4	—	—	—	19.4
Bulk industrial gas applications	—	35.7	47.9	(0.5)	83.1
Packaged gas industrial applications	—	35.4	13.5	(1.3)	47.6
Cryobiological storage	—	24.7	—	(2.2)	22.5
Total	$120.2	$115.7	$77.7	$(4.0)	$309.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

	Three Months Ended June 30, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$69.0	$—	$—	$—	$69.0
Liquefied natural gas (LNG) applications	7.1	20.9	16.1	(1.4)	42.7
Industrial gas applications	3.0	—	—	—	3.0
HVAC, power and refining applications	21.7	—	—	—	21.7
Bulk industrial gas applications	—	36.0	29.2	(0.4)	64.8
Packaged gas industrial applications	—	40.7	17.1	(1.1)	56.7
Cryobiological storage	—	20.0	—	—	20.0
Total	$100.8	$117.6	$62.4	$(2.9)	$277.9

	Six Months Ended June 30, 2019
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$151.7	$—	$—	$—	$151.7
Liquefied natural gas (LNG) applications	30.4	42.0	28.4	—	100.8
Industrial gas applications	10.7	—	—	—	10.7
HVAC, power and refining applications	33.0	—	—	—	33.0
Bulk industrial gas applications	—	73.5	88.1	(0.8)	160.8
Packaged gas industrial applications	—	71.5	29.9	(2.3)	99.1
Cryobiological storage	—	46.7	—	(3.9)	42.8
Total	$225.8	$233.7	$146.4	$(7.0)	$598.9

	Six Months Ended June 30, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$127.7	$—	$—	$—	$127.7
Liquefied natural gas (LNG) applications	16.1	33.9	36.5	(1.6)	84.9
Industrial gas applications	6.4	—	—	—	6.4
HVAC, power and refining applications	40.5	—	—	—	40.5
Bulk industrial gas applications	—	64.6	54.0	(0.8)	117.8
Packaged gas industrial applications	—	80.6	27.0	(2.0)	105.6
Cryobiological storage	—	39.1	—	—	39.1
Total	$190.7	$218.2	$117.5	$(4.4)	$522.0

Total Assets	June 30, 2019	December 31, 2018
Energy & Chemicals	$924.5	$889.2
D&S West	433.2	420.3
D&S East	483.8	496.1
Corporate	142.4	92.1
Total	$1,983.9	$1,897.7

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 4 — Revenue
Disaggregation of Revenue
The following table represents a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended June 30, 2019
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Point in time	$76.1	$105.7	$75.0	$(4.0)	$252.8
Over time	44.1	10.0	2.7	—	56.8
Total	$120.2	$115.7	$77.7	$(4.0)	$309.6

	Three Months Ended June 30, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Point in time	$23.7	$105.2	$51.5	$(1.6)	$178.8
Over time	77.1	12.4	10.9	(1.3)	99.1
Total	$100.8	$117.6	$62.4	$(2.9)	$277.9

	Six Months Ended June 30, 2019
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Point in time	$150.2	$213.1	$138.9	$(7.0)	$495.2
Over time	75.6	20.6	7.5	—	103.7
Total	$225.8	$233.7	$146.4	$(7.0)	$598.9

	Six Months Ended June 30, 2018
	Energy & Chemicals	D&S West	D&S East	Intersegment Eliminations	Consolidated
Point in time	$47.6	$196.5	$102.0	$(3.1)	$343.0
Over time	143.1	21.7	15.5	(1.3)	179.0
Total	$190.7	$218.2	$117.5	$(4.4)	$522.0

Refer to Note 3, “Reportable Segments,” for a table of revenue disaggregated by product application along with the reportable segment for each category.
Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	June 30, 2019	December 31, 2018	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$204.4	$194.8	$9.6	4.9%
Unbilled contract revenue	70.6	54.5	16.1	29.5%

Contract liabilities
Customer advances and billings in excess of contract revenue	$128.3	$130.0	$(1.7)	(1.3)%
Long-term deferred revenue	0.6	1.4	(0.8)	(57.1)%

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

Revenue recognized for the three and six months ended June 30, 2019 and 2018, that was included in the contract liabilities balance at the beginning of each year was $29.6, and $66.7 and $28.4 and $67.3, respectively. The amount of revenue recognized during the three and six months ended June 30, 2019 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders.  As of June 30, 2019, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $752.8. We expect to recognize revenue on approximately 69.5% of the remaining performance obligations over the next 12 months and with the remaining over the next few years thereafter.
NOTE 5 — Inventories
The following table summarizes the components of inventory:

	June 30, 2019	December 31, 2018
Raw materials and supplies	$106.4	$97.7
Work in process	45.2	53.0
Finished goods	77.2	82.4
Total inventories, net	$228.8	$233.1

The allowance for excess and obsolete inventory balance at June 30, 2019 and December 31, 2018 was $10.3 and $9.0, respectively.
NOTE 6 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Energy & Chemicals	D&S West	D&S East	Consolidated
Balance at December 31, 2018	$295.8	$151.3	$73.6	$520.7
Foreign currency translation adjustments	0.2	—	(0.8)	(0.6)
Purchase price adjustment (1)	9.8	0.8	11.9	22.5
Balance at June 30, 2019	$305.8	$152.1	$84.7	$542.6

Accumulated goodwill impairment loss at June 30, 2019 and December 31, 2018	$64.6	$82.5	$—	$147.1

_______________

(1)
For the six months ended June 30, 2019, we adjusted the preliminary purchase price allocation of $21.7 ($9.8 in E&C and $11.9 in D&S East) for the VRV acquisition and $0.8 for the Skaff acquisition. See Note 9, “Business Combinations”.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		June 30, 2019		December 31, 2018
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	14 years	$252.4	$(100.1)	$254.0	$(92.0)
Unpatented technology	12 years	38.6	(5.9)	39.4	(5.1)
Land use rights	50 years	12.1	(1.4)	12.2	(1.3)
Trademarks and trade names	14 years	13.0	(1.1)	13.5	(1.1)
Patents and other	7 years	11.9	(1.4)	14.0	(1.5)
Total finite-lived intangible assets	14 years	328.0	(109.9)	333.1	(101.0)
Indefinite-lived intangible assets:
Trademarks and trade names		98.3	—	98.3	—
Total intangible assets		$426.3	$(109.9)	$431.4	$(101.0)
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for intangible assets subject to amortization was $7.3 and $5.2 for the three months ended June 30, 2019 and 2018, respectively, and $14.5 and $10.7 for the six months ended June 30, 2019 and 2018, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2019	$14.6
2020	27.5
2021	20.1
2022	19.9
2023	19.8

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
China Government Grants are presented in our unaudited condensed consolidated balance sheets as follows:

	June 30, 2019	December 31, 2018
Current	$0.5	$0.5
Long-term	7.5	7.7
Total China Government Grants	$8.0	$8.2

We also received government grants from certain local jurisdictions within the United States, which are recorded in other assets in the unaudited condensed consolidated balance sheets and were not significant for the periods presented.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 7 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	June 30, 2019	December 31, 2018
Convertible notes due November 2024:
Principal amount	$258.8	$258.8
Unamortized discount	(46.6)	(50.4)
Unamortized debt issuance costs	(4.2)	(4.5)
Convertible notes due November 2024, net of unamortized discount and debt issuance costs	208.0	203.9

Senior secured revolving credit facility (1)	96.7	329.3
Term loan (2)	—	—
Foreign facilities	4.5	11.2
Total debt, net of unamortized discount and debt issuance costs	309.2	544.4
Less: current maturities	(4.5)	(11.2)
Long-term debt	$304.7	$533.2

_______________

(1)	See below for information on the senior secured credit facility which closed in June 2019 and replaced the previous facility.

(2)	The term loan was drawn subsequent to June 30, 2019 in conjunction with the AXC acquisition. See below for more information.
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
A conversion of the 2024 Notes may be settled in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (subject to, and in accordance with, the settlement provisions of the Indenture). The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $76.88 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024 Notes by approximately $80.0 at June 30, 2019. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
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
We reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. As of June 30, 2019, events for early conversion were not met, and thus the 2024 Notes were not convertible as of and for the fiscal quarter beginning July 1, 2019. There have been no conversions as of the date of this filing.
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
The following table summarizes interest accretion of the 2024 Notes discount, 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Three Months Ended June 30,		Six Months Ended
	2019	2018	2019	2018
2024 Notes, interest accretion of convertible notes discount	$1.9	$1.8	$3.7	$3.5
2024 Notes, 1.0% contractual interest coupon	0.7	0.7	1.3	1.3
2024 Notes, total interest expense	$2.6	$2.5	$5.0	$4.8

2024 Notes, financing costs amortization	$0.1	$0.1	$0.3	$0.3

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

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
The following table summarizes interest accretion of the 2018 Notes discount, 2.00% contractual interest coupon, and financing costs amortization associated with the 2018 Notes:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
2018 Notes, interest accretion of convertible notes discount	$0.7	$1.5
2018 Notes, 2.0% contractual interest coupon	0.3	0.9
2018 Notes, total interest expense	$1.0	$2.4

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
Senior Secured Revolving Credit Facility and Term Loan
On June 14, 2019, we entered into the Fourth Amended and Restated Credit Agreement, which includes a senior secured revolving credit facility (the “SSRCF”) with a borrowing capacity of $550.0 and a $450.0 term loan (together, the “2019 Credit Facilities”). The 2019 Credit Facilities replace our previous $550.0 SSRCF, which was scheduled to mature on November 3, 2022. The 2019 Credit Facilities mature on June 14, 2024. The 2019 Credit Facilities bear interest at a base rate plus a margin determined on a leveraged-based scale which ranges from 25 to 125 basis points for alternative base rate loans and 125 to 225 basis points for LIBOR loans. Interest and fees are payable on a quarterly basis (or if earlier, at the end of each interest period for LIBOR loans).
Significant financial covenants for the 2019 Credit Facilities include financial maintenance covenants that, as of the last day of any fiscal quarter ending on and after June 30, 2019, (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than specified maximum ratio levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than a specified minimum ratio level. The 2019 Credit Facilities include a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At June 30, 2019, we were in compliance with all covenants.
The 2019 Credit Facilities also contains customary events of default. If such an event of default occurs, the lenders thereunder would be entitled to take various actions, including the acceleration of amounts due and all actions permitted to be taken by a secured creditor. The 2019 Credit Facilities are guaranteed by the Company and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of Chart and our U.S. subsidiaries and 65% of the capital stock of our material non-U.S. subsidiaries (as defined by the Credit Agreement) that are owned by U.S. subsidiaries
The SSRCF includes a $100.0 sub-limit for letters of credit, a $250.0 sub-limit for discretionary letters of credit and a $50.0 sub-limit for swingline loans. We are required to pay a commitment fee on the SSRCF which ranges from 20 to 35 basis points of the respective unused balances. The letter of credit participation fee equals the daily aggregate letter of credit exposure at the rate per annum equal to the Applicable Margin for Eurocurrency Revolving Facility Borrowings (as defined, ranging from 1.25% to 2.25%, based on the calculated leverage ratio). A fronting fee must be paid on each letter of credit that is issued equal to 0.125% per annum of the stated dollar amount of the letter of credit.
We recorded $10.0 in deferred debt issuance costs, which is included in other assets in the condensed consolidated balance sheet, associated with the SSRCF, which are being amortized over the five-year term of the SSRCF. At June 30, 2019, unamortized debt issuance costs associated with the SSRCF were $9.9. For the three months ended June 30, 2019 and 2018, deferred financing fees amortization was $0.2 for both periods. For the six months ended June 30, 2019 and 2018, deferred financing fees amortization

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

was $0.4 and $0.3 for as of June 30, 2019 and 2018, respectively. In conjunction with the amendment of the credit facilities, we wrote off $0.2 in unamortized deferred debt issuance costs which related to the former SSRCF.
As of June 30, 2019, there was $96.7 in borrowings outstanding under the SSRCF bearing a weighted-average interest rate of 2.25% and $51.4 in letters of credit and bank guarantees outstanding supported by the SSRCF. At June 30, 2019, the SSRCF had availability of $401.8. For the three and six months ended June 30, 2019, interest expense related to the SSRCF and swingline loans outstanding was $2.6 and $5.8, respectively.
The term loan was a delayed draw loan and was not drawn until July 1, 2019 and has a defined amortization schedule, as defined by the credit agreement. A ticking fee is required on the term loan, which ranges from 20 to 35 basis points of the unused balances which went into effect in July 2019 when drawn.
We recorded $6.1 in deferred debt issuance costs, which is included in other assets in the condensed consolidated balance sheet, associated with the term loan, which will be amortized over its five-year term beginning in July 2019.
Foreign Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. As of June 30, 2019, and December 31, 2018, respectively, we had USD equivalent $4.5 and $11.2 borrowing outstanding under these facilitates, with additional capacity of USD equivalent $31.8 and $65.6, respectively. The Company has foreign letters of credit and bank guarantees totaling USD equivalent $19.3 and $17.1 as of June 30, 2019 and December 31, 2018, respectively. The weighted-average interest rate on these borrowings was 3.3% and 4.8% as of June 30, 2019, and December 31, 2018, respectively.
Letters of Credit
Chart Energy & Chemicals, Inc. (“Chart E&C”), a wholly-owned subsidiary of the Company, had $1.0 in deposits in a bank outside of the SSRCF to secure letters of credit. The deposits are treated as restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheets ($1.0 in other assets at June 30, 2019 and $1.0 in other assets at December 31, 2018).
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 143% and 124% of their par value as of June 30, 2019 and December 31, 2018, respectively. The 2024 Notes are actively quoted instruments and, accordingly, the fair value of the 2024 Notes was determined using Level 1 inputs.
NOTE 8 — Product Warranties
We provide product warranties with varying terms and durations for the majority of our products. We estimate our warranty reserve by considering historical and projected warranty claims, historical and projected cost-per-claim, and knowledge of specific product issues that are outside our typical experience. We record warranty expense in cost of sales in the unaudited condensed consolidated statements of income and comprehensive income (loss). Product warranty claims not expected to occur within one year are included as part of other long-term liabilities in the unaudited condensed consolidated balance sheets.
The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2018	$8.9
Issued – warranty expense	3.3
Warranty usage	(1.5)
Balance at June 30, 2019	$10.7

During the second quarter of 2018, we established a reserve related to a recall notice issued for certain aluminum cryobiological tanks in our D&S West segment manufactured in our New Prague, Minnesota facility during a limited period. See Note 14, “Commitments and Contingencies” for additional information.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
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
The Acquisition purchase price was 191.1 million euros (equivalent to $216.1), net of cash assumed of 1.3 million euros (equivalent to $1.4), is inclusive of the base purchase price of 125.0 million euros (equivalent to $141.3) paid in cash, assumed indebtedness of VRV, which was paid off immediately at closing or shortly thereafter, of 63.7 million euros (equivalent to $72.0), and net working capital and other agreed-upon purchase price adjustments finalized during the first half of 2019 of 3.7 million euros (equivalent to $4.2) which was settled early in the second quarter of 2019. Additional indebtedness of VRV of 4.4 million euros (equivalent to $4.9) was assumed at the acquisition date and paid off during the first and second quarters of 2019. All U.S. dollar equivalent dollar amounts are based on the exchange rate as of the acquisition date. We funded the Acquisition, including the subsequent payoff of assumed indebtedness, with borrowings of 140.0 million euros (equivalent to $160.3) from our senior secured revolving credit facility and the remainder with cash on hand.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
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
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the VRV acquisition as of the acquisition date:

	June 30, 2019	Adjustments	As Previously Reported December 31, 2018
Net assets acquired:
Identifiable intangible assets	$66.6	$—	$66.6
Property, plant and equipment	70.5	—	70.5
Goodwill	84.9	21.7	63.2
Other net assets	0.4	(17.5)	17.9
Debt	(4.9)	—	(4.9)
Net assets acquired	$217.5	$4.2	$213.3

During the first half of 2019, net assets acquired included adjustments to other net assets and goodwill based on U.S. GAAP purchase accounting primarily due to inventory valuation and balance sheet accounts related to revenue recognition. Net assets acquired, including goodwill, was also adjusted to reflect the net working capital and other agreed-upon purchase price adjustments of $4.2 negotiated during the first half of 2019.
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
The following unaudited supplemental pro forma sales are based on our historical consolidated financial statements and VRV’s historical consolidated financial statements as adjusted to give effect to the November 15, 2018 acquisition of VRV. The unaudited supplemental pro forma sales information for the periods presented gives effect to the Acquisition as if it had occurred on January 1, 2018. The unaudited supplemental pro forma sales for the three and six months ended June 30, 2018 for the Company including VRV would have been approximately $302.9 and $581.1. It is impracticable to disclose the pro forma net income and pro forma net income per share information because of significant differences between Chart accounting policies following U.S. GAAP and those followed by VRV.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

Skaff Acquisition
On January 2, 2018, we acquired 100% of the equity interests of Skaff Cryogenics and Cryo-Lease, LLC (together “Skaff”) for an approximate purchase price of $12.5, net of cash acquired. Skaff provides quality repair service and re-manufacturing of cryogenic and liquefied natural gas storage tanks and trailers and also maintains a portfolio of cryogenic storage equipment that is leased to customers for temporary and permanent needs.  Skaff is headquartered in Brentwood, New Hampshire and provides services and equipment to customers in North America. Skaff’s results are included in the D&S West operating segment. During the first quarter of 2019, the Skaff purchase price allocation was finalized, which resulted in an adjustment to the opening balance sheet increasing long-term deferred tax liabilities and goodwill each by $0.8.
Additional information related to the Skaff acquisition has not been presented because the impact on our consolidated results of operations and financial position is not material.
Harsco Corporation’s Air-X-Changers Acquisition (Subsequent Event)
On July 1, 2019, we completed the acquisition of AXC pursuant to the previously disclosed Asset Purchase Agreement dated as of May 8, 2019. The purchase price for AXC was approximately $592, which is subject to a post-closing purchase price adjustment with respect to working capital. The Company incurred $1.2 in transaction related costs during the second quarter of 2019 related to the acquisition which are recorded in selling, general and administrative expenses on the condensed consolidated statement of income.
We financed the purchase price for the Acquisition with proceeds from the common stock offering and borrowings under the Fourth Amended and Restated Credit Agreement, dated June 14, 2019. See Note 7 and Note 10 for more information.
AXC is a leading supplier of custom engineered and manufactured air cooled heat exchangers (“ACHX”) for the natural gas compression and processing industry and refining and petrochemical industry in the United States. The ACHX offered by AXC is used in conditioning natural gas during recovery, compression and transportation from underground reserves through major pipeline distribution channels. In addition to natural gas compression and processing, AXC’s products are also used in the turbine lube oil cooling, landfill gas compression and liquids cooling industries. AXC’s end markets include process industries, power generation and refineries.
In connection with this acquisition, we expect a change in our reportable segments from three segments to four segments: (i) D&S East, (ii) D&S West, (iii) Energy & Chemicals Cryogenics (“E&C Cryogenics”), and (iv) Energy & Chemicals FinFans (“E&C FinFans”). AXC will be combined with Chart’s Hudson products business and Cooler Services businesses from the existing E&C segment to create a new segment called E&C FinFans. The E&C FinFans segment will focus on our unique and broad product offering and capabilities in ACHX and fans.
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
The Company estimated the preliminary fair value of acquired developed technology and trademarks using the relief from royalty method. The preliminary fair values of acquired customer backlog and customer relationships were estimated using the multi-period excess earnings method. Under both the relief from royalty and multi-period excess earnings methods, the fair value models incorporate estimates of future cash flows, estimates of allocations of certain assets and cash flows, estimates of future growth rates, and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows. The estimated useful lives of identifiable finite-lived intangible assets range from one to 12 years.
The acquisition consideration allocation below is preliminary, pending completion of the fair value analysis of acquired assets and liabilities as well as certain other analysis. This purchase price allocation is presented below for disclosure purposes and is not reflected in our condensed consolidated balance sheet at June 30, 2019. The excess of the purchase price over the estimated fair values is assigned to goodwill. As additional information becomes available, the Company may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which shall not exceed twelve months from the closing of the acquisition. Any such revisions or changes may be material.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes the estimated fair values of the assets and liabilities assumed in the AXC acquisition:

Net assets acquired:
Identifiable intangible assets	$310.0
Property, plant and equipment	34.4
Goodwill	239.3
Other assets	42.5
Liabilities	(34.2)
Net assets acquired	$592.0

Information regarding identifiable intangible assets acquired in the AXC acquisition is presented below:

	Weighted-average Estimated useful life	Preliminary Estimated Asset Fair Value
Finite-lived intangible assets:
Customer Relationships	12.0 years	$179.1
Developed Technology	10.0 years	47.0
Backlog	1.0 year	27.3
Non-compete agreements	4.0 years	1.1
Total finite-lived intangible assets acquired	11.0 years	254.5
Indefinite-lived intangible assets:
Trademarks		55.5
Total identifiable intangible assets acquired		$310.0

Supplemental Pro Forma Information
The following unaudited supplemental pro forma financial information is based on our historical condensed consolidated financial statements and AXC’s historical condensed consolidated financial statements as adjusted to give effect to the July 1, 2019 acquisition of AXC’s. The unaudited supplemental pro forma financial information for the periods presented gives effect to the acquisition as if it had occurred on January 1, 2018.
The following adjustments are reflected in the pro forma financial table below:
•Adjustment for depreciation related to the step-up in basis of the acquired property, plant and equipment and change in estimated useful lives.
•Adjustment for amortization of acquired intangible assets.
•Adjustment for the change from Last In First Out to weighted average cost for the acquired inventory and the associated reduction of Cost of sales.
•Adjustment to reflect increase in interest expense resulting from interest on the new term debt to finance the Harsco acquisition and amortization of related debt issuance costs.
•Adjustment to reflect the change in the estimated income tax rate for federal and state.
•Adjustment to reflect the increase in weighted average shares in connection with the equity issuance.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

The following table presents pro forma sales, net income attributable to Chart Industries, Inc., and net income attributable to Chart Industries, Inc. per common share data assuming AXC was acquired at the beginning of the 2018 fiscal year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pro forma sales	$382.1	$326.5	$747.7	$614.8
Pro forma net income attributable to Chart Industries, Inc.	19.4	8.0	25.2	9.3

Pro forma net income attributable to Chart Industries, Inc. per common share, basic	$0.54	$0.23	$0.71	$0.27
Pro forma net income attributable to Chart Industries, Inc. per common share, diluted	0.51	0.22	0.66	0.26

Contingent Consideration
The estimated fair value of contingent consideration related to the 2015 Thermax acquisition of our D&S West segment, was $1.8 at the date of acquisition and was valued according to a discounted cash flow approach, which included assumptions regarding the probability of achieving certain earnings targets and a discount rate applied to the potential payments. Potential payments were due to be paid before July 1, 2019 based on the attainment of certain earnings targets. The earnings targets for Thermax were below the minimum threshold so no contingent consideration was paid for the final year of the four year earn-out period.
NOTE 10 — Equity and Accumulated Other Comprehensive Loss
Public Stock Offering
On June 14, 2019, we completed a public offering (the “2019 Equity Offering”), through which the Company issued and sold 4.025 shares of common stock, $0.01 par value per share, which included the full exercise of the underwriters’ option to purchase additional shares, at a price of $73.50 per share, before underwriting discounts and commissions. We received proceeds of $295.8 from the issuance of shares and incurred $9.5 of equity issuance costs. A portion of the proceeds from the 2019 Equity Offering was used to retire existing debt.
Accumulated Other Comprehensive Loss
The following tables represent changes in accumulated other comprehensive (loss) income by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at March 31, 2019	$(22.4)	$(12.1)	$(34.5)
Other comprehensive income	1.3	—	1.3
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.3	0.3
Net current-period other comprehensive income, net of taxes	1.3	0.3	1.6
Balance at June 30, 2019	$(21.1)	$(11.8)	$(32.9)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at March 31, 2018	$14.3	$(10.0)	$4.3
Other comprehensive loss	(21.5)	—	(21.5)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.1	0.1
Net current-period other comprehensive (loss) income, net of taxes	(21.5)	0.1	(21.4)
Balance at June 30, 2018	$(7.2)	$(9.9)	$(17.1)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance as of December 31, 2018	$(17.5)	$(12.4)	$(29.9)
Other comprehensive loss	(3.6)	—	(3.6)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.6	0.6
Net current-period other comprehensive (loss) income, net of taxes	(3.6)	0.6	(3.0)
Balance as of June 30, 2019	$(21.1)	$(11.8)	$(32.9)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance as of December 31, 2017	$2.2	$(10.3)	$(8.1)
Other comprehensive loss	(9.4)	—	(9.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.4	0.4
Net current-period other comprehensive (loss) income, net of taxes	(9.4)	0.4	(9.0)
Balance as of June 30, 2018	$(7.2)	$(9.9)	$(17.1)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 11 — Earnings Per Share
The following table presents calculations of net earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Income from continuing operations	$14.4	$9.9	$15.3	$14.1
Income from discontinued operations, net of taxes	—	2.4	—	4.0
Net income attributable to Chart Industries, Inc.	$14.4	$12.3	$15.3	$18.1
Earnings per common share – basic:
Income from continuing operations	$0.44	$0.32	$0.48	$0.46
Income from discontinued operations	—	0.08	—	0.13
Net income attributable to Chart Industries, Inc.	$0.44	$0.40	$0.48	$0.59

Earnings per common share – diluted:
Income from continuing operations	$0.41	$0.31	$0.45	$0.44
Income from discontinued operations	—	0.07	—	0.13
Net income attributable to Chart Industries, Inc.	$0.41	$0.38	$0.45	$0.57

Weighted average number of common shares outstanding – basic	32.47	30.95	32.02	30.93
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.44	0.84	0.48	0.81
Incremental shares issuable due to dilutive effect of convertible notes	1.25	0.29	1.23	—
Incremental shares issuable due to dilutive effect of warrants	0.56	—	0.52	—
Weighted average number of common shares outstanding – diluted	34.72	32.08	34.25	31.74

Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Share-based awards	0.14	0.26	0.14	0.27
Convertible note hedge (1)	1.25	0.29	1.23	—
Warrants	—	5.18	—	5.18
Total anti-dilutive securities	1.39	5.73	1.37	5.45
 _______________

(1)
The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. For further information, refer to Note 7, “Debt and Credit Arrangements.”

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 12 — Income Taxes
Income tax expense from continuing operations of $2.9 and $5.5 in the six months ended June 30, 2019 and 2018, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 15.7% and 26.3%, respectively. Income tax expense from continuing operations of $4.9 and $3.9 for the three months ended June 30, 2019 and 2018, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 25.1% and 26.7%, respectively.
The effective income tax rate of 25.1% and 15.7% for the three and six months ended June 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with stock compensation and the effect of income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate, partially offset by losses incurred by certain of our Chinese operations for which no benefit was recorded. We expect our 2019 full year effective income tax rate to be approximately 21%.
The effective income tax rate from continuing operations of 26.7% and 26.3% for the three and six months ended June 30, 2018, differed from the U.S. federal statutory rate of 21% primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at higher rates than the U.S. federal statutory rate as well as losses incurred by certain of our Chinese operations for which no benefit was recorded.
As of June 30, 2019 and December 31, 2018, we had a liability for gross unrecognized tax benefits from continuing operations of $2.1 and $2.3, respectively. This amount includes $1.6 and $0.1 of unrecognized tax benefits from continuing operations as of June 30, 2019 and December 31, 2018, respectively, which, if ultimately recognized, would reduce our annual effective income tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. These amounts were not significant for the periods presented.
NOTE 13 — Share-based Compensation
During the six months ended June 30, 2019, we granted 0.10 stock options and 0.07 restricted stock units, and 0.03 performance units. The total fair value of awards granted to employees during the six months ended June 30, 2019 was $10.3. In addition, our non-employee directors received stock awards with a total fair value of $0.3. During the six months ended June 30, 2019, participants in our stock option plans exercised options to purchase 0.28 shares of our common stock, while 0.02 stock options were forfeited.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the six months ended June 30, 2019, 0.11 restricted stock units and 0.02 performance units vested while 0.01 restricted stock units were forfeited.
Share-based compensation expense was $1.9 and $0.1 for the three months ended June 30, 2019 and 2018, respectively. Share-based compensation expense was $4.3 and $3.0 for the six months ended June 30, 2019 and 2018, respectively. Share-based compensation expense for the three and six months ended June 30, 2018 includes a $1.8 credit due to forfeitures related to the departure of our former Chief Executive Officer (“CEO”) on June 11, 2018. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income. As of June 30, 2019, total share-based compensation of $13.0 is expected to be recognized over the weighted-average period of approximately 2.4 years.
NOTE 14 — Commitments and Contingencies
Aluminum Cryobiological Tank Recall
In April 2018, we received several customer inquiries regarding the performance of certain aluminum cryobiological tanks (in the D&S West segment) manufactured at our New Prague, Minnesota facility. An investigation determined that certain aluminum tanks manufactured at the facility during a limited certain period should be repaired or replaced.  As such, on April 23, 2018, we issued a recall notice for the impacted product lines.  Our D&S West segment recorded an expense of $3.8 to cost of sales for the three and six months ended June 30, 2018 related to the estimated costs of the recall. As of June 30, 2019, there was no remaining liability related to the tank recall.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

Stainless Steel Cryobiological Tank Legal Proceedings
During the second quarter of 2018, Chart was named in lawsuits (including a class action lawsuit filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California.  We continue to evaluate the merits of such claims in light of the limited information available to date regarding use, maintenance and operation of the tank which has been out of our custody for the past six years when it was sold to the Pacific Fertility Center through an independent distributor.  Accordingly, an accrual related to any damages that may result from the lawsuits has not been recorded because a potential loss is not currently probable or estimable.
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
NOTE 15 — Restructuring Activities
During the first half of 2019, we implemented certain cost reduction or avoidance actions, including facility consolidations in E&C and D&S West and a streamlining of the commercial activities surrounding our Lifecycle business in E&C, geographic realignment of our manufacturing capacity and a facility closure in D&S East, as well as departmental restructuring, including headcount reductions. These actions resulted in a total charge of $4.4 and $11.8 for the three and six months ended June 30, 2019, respectively, consisting of employee severance costs, disposals of property, plant and equipment and other costs. During the second quarter of 2019, E&C recorded a $1.6 credit to restructuring costs to reflect the successful negotiation of a lease termination for the Lifecycle facility. We expect to incur additional restructuring charges with E&C and D&S West of $0.4 and $0.4, respectively, related to these actions during 2019 for severance and facility exit related activities that are recognized when the specific costs are incurred. We expect this restructuring will be substantially completed by the end of the year.
Restructuring charges in the first half of 2018, were related to the timing of recognizing certain severance and disposal related activities associated with a 2017 restructuring plan which was substantially completed at the end of 2017.
The following table is a summary of the severance and other restructuring costs, which included employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Severance:
Cost of sales	$0.5	$—	$1.0	$0.1
Selling, general, and administrative expenses	(0.1)	0.2	0.9	0.7
Total severance costs	0.4	0.2	1.9	0.8
Other restructuring:
Cost of sales	3.5	0.4	8.5	0.6
Selling, general, and administrative expenses	0.5	—	1.4	0.1
Total other restructuring costs	4.0	0.4	9.9	0.7

Total restructuring costs	$4.4	$0.6	$11.8	$1.5

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

The following tables summarize our restructuring activities for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Energy & Chemicals	D&S West	D&S East	Corporate	Consolidated
Balance as of March 31, 2019	$0.7	$0.3	$0.8	$0.1	$1.9
Restructuring costs	(1.1)	0.1	5.4	—	4.4
Property, plant and equipment impairment and disposals	1.6	—	(2.3)	—	(0.7)
Cash payments and other	(0.6)	(0.4)	(3.2)	(0.1)	(4.3)
Balance as of June 30, 2019	$0.6	$—	$0.7	$—	$1.3

	Three Months Ended June 30, 2018
	Energy & Chemicals	D&S West	D&S East	Corporate	Consolidated
Balance as of March 31, 2018	$0.2	$—	$—	$1.4	$1.6
Restructuring costs	0.2	—	0.3	0.1	0.6
Cash payments and other	(0.4)	0.2	(0.2)	(1.5)	(1.9)
Balance as of June 30, 2018	$—	$0.2	$0.1	$—	$0.3

	Six Months Ended June 30, 2019
	Energy & Chemicals	D&S West	D&S East	Corporate	Consolidated
Balance as of December 31, 2018	$—	$—	$0.8	$0.1	$0.9
Restructuring costs	3.4	0.4	7.8	0.2	11.8
Property, plant and equipment impairment and disposals	(1.6)	—	(4.0)	—	(5.6)
Cash payments and other	(1.2)	(0.4)	(3.9)	(0.3)	(5.8)
Balance at June 30, 2019	$0.6	$—	$0.7	$—	$1.3

	Six Months Ended June 30, 2018
	Energy & Chemicals	D&S West	D&S East	Corporate	Consolidated
Balance as of December 31, 2017	$0.2	$1.2	$0.2	$1.1	$2.7
Restructuring costs	0.4	—	0.5	0.6	1.5
Cash payments and other	(0.6)	(1.0)	(0.6)	(1.7)	(3.9)
Balance as of June 30, 2018	$—	$0.2	$0.1	$—	$0.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
On November 15, 2018, we completed the acquisition of VRV S.r.l. and its subsidiaries (collectively “VRV”). Additionally, on December 20, 2018, we closed on the sale of all of the equity interests in our oxygen-related products business to NGK SPARK PLUG CO., LTD. (the “Divestiture”). On July 1, 2019, we completed the acquisition of Harsco Corporation’s Air-X-Changers business (“AXC”). AXC is a leading supplier of custom-engineered and manufactured air cooled heat exchangers (“ACHX”) for the natural gas compression and processing industry and refining and petrochemical industry in the United States. The acquisition of AXC reinforces our strategic focus on core cryogenic engineering and products for the industrial gas and energy spaces. We expect the acquisition of AXC to result in significant annual cost synergies, approximately $20 million of which are anticipated to be achieved in the first year.
The financial information presented and discussion of results that follows is presented on a continuing operations basis.
Second Quarter 2019 Highlights
Second quarter 2019 orders of $322.0 million decreased sequentially 30.2% over the first quarter of 2019, and increased 1.8% compared to the second quarter of 2018 ((11.4)% organically) primarily due to $155.0 million of liquid natural gas (“LNG”) orders in the first quarter of 2019 related to Venture Global’s Calcasieu Pass LNG export terminal project and Golar’s floating LNG Gimi project. Second quarter 2019 activity includes a $10.4 million order for a utility-scale LNG project in the Northeast United States and a $30 million ACHX order for an LNG project. The year-over-year increase of 1.8% is primarily due to $41.8 million of VRV orders as well as $12.7 million in E&C equipment orders in the second quarter of 2019 which were partially offset by second quarter 2018 orders for $28.0 million, $13.0 million and $12.0 million that did not repeat. Ending backlog as of June 30, 2019 was $752.8 million compared to $512.9 million as of June 30, 2018.
Second quarter 2019 sales of $309.6 million increased 11.4% from the second quarter of 2018 (1.0% organically), with VRV sales driving double-digit percentage increases in E&C and D&S East. Second quarter 2019 sales also increased 7.0% from the first quarter of 2019, with double-digit increases in E&C and D&S East partially offset by a decrease in D&S West. The 13.8% increase in E&C sales was driven by higher quick ship activity on brazed aluminum heat exchangers and higher beginning backlog related to Hudson in addition to strong volume on VRV. The 13.1% increase in D&S East sales was due primarily to VRV as well as favorable sales of trailers, standard tanks and packaged gas tanks in Europe offset by lower sales in China largely relative to a decline in LNG products. Sales for VRV, included in both the E&C and D&S East segment results since the November 15, 2018 acquisition date, were $28.9 million for the three months ended June 30, 2019.
Second quarter 2019 gross margin as a percent of sales of 26.7% increased from 26.2% in the second quarter of 2018 and 23.2% in the first quarter of 2019, and included restructuring costs of $4.0 million, primarily related to the closure of our China vehicle tank line in D&S East. Excluding the impact of these restructuring activities, gross margin as a percentage of sales for the quarter ended June 30, 2019 was 28.0%. Both period-over-period increases were driven by improved materials costs in E&C and benefits from restructuring in 2018 and 2019 partially offset by costs of integration in VRV. Gross margin was also impacted negatively in the second quarter of 2018 by approximately $3.8 million in D&S West related to the aluminum tank recall.
Outlook
Our 2019 full year outlook reflects organic year-to-date order growth in our segments and the positive contributions from the 2018 acquisitions of VRV and Skaff Cryogenics and Cryo-Lease (together “Skaff”) as well as the July 1, 2019 acquisition of AXC.  We continue to anticipate that the forecasted global supply/demand LNG gas balance will be reached in 2022-2023, thereby driving LNG export facility orders for the remainder of 2019 and 2020. A majority of upcoming projects for U.S. LNG export have transitioned from utilizing traditional single train baseload plants to multi-train mid-scale projects, with a modular approach to achieve baseload capacities. This is important to us because multi-train mid-scale projects may use Chart’s patented IPSMR® technology as well as our brazed aluminum heat exchangers and cold boxes as the main liquefaction heat exchanger technology.
As mentioned in the first quarter, E&C booked large LNG orders for Venture Global’s Calcasieu Pass LNG export terminal project and the Golar Gimi project, for which approximately $28 million to $30 million of project revenue is expected to be recognized during the second half of 2019, subject to project timing.

We continue to invest in our automation, process improvement, and productivity activities across the Company, with total anticipated 2019 capital investment of $35.0 million to $40.0 million.  The total anticipated 2019 capital spend is inclusive of anticipated capital spending at VRV, investment in the LNG fuel systems production line in Europe and automation projects in our New Prague, Minnesota facility. We announced in the second quarter of 2019 IPSMR® + process technology, which builds on our single mixed refrigerant design and adds a pre-cooling step to provide as much as 8% increased efficiency over IPSMR®. In addition to providing additional capacity and cost benefits, IPSMR® is an innovative technology solutions for LNG plants using multiple identical liquefaction trains.
Consolidated Results for the Three Months Ended June 30, 2019 and 2018, and March 31, 2019
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended June 30, 2019 and 2018 and March 31, 2019 (dollars in millions). Financial data for the three months ended March 31, 2019 has been included to provide additional information regarding our business trends on a sequential quarter basis.
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Quarter		Current Quarter vs. Prior Sequential Quarter
	June 30, 2019	June 30, 2018	March 31, 2019	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Energy & Chemicals	$120.2	$100.8	$105.6	$19.4	19.2%	$14.6	13.8%
D&S West	115.7	117.6	118.0	(1.9)	(1.6)%	(2.3)	(1.9)%
D&S East	77.7	62.4	68.7	15.3	24.5%	9.0	13.1%
Intersegment eliminations	(4.0)	(2.9)	(3.0)	(1.1)	37.9%	(1.0)	33.3%
Consolidated	$309.6	$277.9	$289.3	$31.7	11.4%	$20.3	7.0%

Gross Profit
Energy & Chemicals	$30.5	$21.3	$19.3	$9.2	43.2%	$11.2	58.0%
D&S West	42.6	38.2	40.0	4.4	11.5%	2.6	6.5%
D&S East	11.1	14.1	8.9	(3.0)	(21.3)%	2.2	24.7%
Intersegment eliminations	(1.4)	(0.8)	(1.1)	(0.6)	75.0%	(0.3)	27.3%
Consolidated	$82.8	$72.8	$67.1	$10.0	13.7%	$15.7	23.4%

Gross Profit Margin
Energy & Chemicals	25.4%	21.1%	18.3%
D&S West	36.8%	32.5%	33.9%
D&S East	14.3%	22.6%	13.0%
Consolidated	26.7%	26.2%	23.2%

SG&A Expenses
Energy & Chemicals	$15.6	$11.7	$15.8	$3.9	33.3%	$(0.2)	(1.3)%
D&S West	12.7	13.3	13.3	(0.6)	(4.5)%	(0.6)	(4.5)%
D&S East	7.8	7.4	9.9	0.4	5.4%	(2.1)	(21.2)%
Corporate	14.1	15.7	16.3	(1.6)	(10.2)%	(2.2)	(13.5)%
Consolidated	$50.2	$48.1	$55.3	$2.1	4.4%	$(5.1)	(9.2)%

SG&A Expenses (% of Sales)
Energy & Chemicals	13.0%	11.6%	15.0%
D&S West	11.0%	11.3%	11.3%
D&S East	10.0%	11.9%	14.4%
Consolidated	16.2%	17.3%	19.1%

	Three Months Ended			Current Quarter vs. Prior Year Quarter		Current Quarter vs. Prior Sequential Quarter
	June 30, 2019	June 30, 2018	March 31, 2019	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Operating Income (Loss) (1)
Energy & Chemicals	$10.2	$5.9	$(1.3)	$4.3	72.9%	$11.5	(884.6)%
D&S West (3)	28.7	23.6	25.6	5.1	21.6%	3.1	12.1%
D&S East	1.9	6.5	(2.3)	(4.6)	(70.8)%	4.2	(182.6)%
Corporate (2) (4)	(14.1)	(15.7)	(16.3)	1.6	(10.2)%	2.2	(13.5)%
Intersegment eliminations	(1.4)	(0.8)	(1.1)	(0.6)	75.0%	(0.3)	27.3%
Consolidated	$25.3	$19.5	$4.6	$5.8	29.7%	$20.7	450.0%

Operating Margin (Loss)
Energy & Chemicals	8.5%	5.9%	(1.2)%
D&S West	24.8%	20.1%	21.7%
D&S East	2.4%	10.4%	(3.3)%
Consolidated	8.2%	7.0%	1.6%
_______________
(1) Restructuring costs for the three months ended:

•	June 30, 2019 were $4.4 million ($(1.1) million – E&C, $0.1 million – D&S West, and $5.4 million – D&S East).

•	June 30, 2018 were $0.6 million ($0.2 million – E&C, $0.3 million – D&S East, and $0.1 million – Corporate).

•	March 31, 2019 were $7.4 million ($4.5 million – E&C, $0.3 million - D&S West, $2.4 million – D&S East, and $0.2 million – Corporate).

(2)	Includes transaction-related costs of $1.8 million, $0.8 million and $0.9 million for the three months ended June 30, 2019, June 30, 2018, and March 31, 2019, respectively.

(3)	Includes an expense of $3.8 million recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the three months ended June 30, 2018.

(4)
Includes net severance costs of $1.4 million related to the departure of our former Chief Executive Officer (“CEO”) on June 11, 2018, which includes $3.2 million in payroll severance costs partially offset by a $1.8 million credit due to related share-based compensation forfeitures for the three months ended June 30, 2018.

Results of Operations for the Three Months Ended June 30, 2019 and 2018, and March 31, 2019
Sales for the second quarter of 2019 compared to the same quarter in 2018 increased $31.7 million, from $277.9 million to $309.6 million, or 11.4% (1.0% organically), with double-digit increases in the E&C and D&S East segments, driven in part by the VRV acquisition. Sales for VRV, included in both the E&C and D&S East segment results since the November 15, 2018 acquisition date were $28.9 million (E&C: $12.9 million, D&S East: $16.0 million). Excluding the impact of VRV, the sales increase in our E&C segment was mainly due to equipment orders and growth in natural gas liquids (“NGL”). D&S West had an exceptionally strong second quarter in 2018 but remains consistent in 2019. Sequentially over the first quarter of 2019, sales increased 7.0%, driven by an 13.8% increase in our E&C segment driven by strong performance in the LNG market as well as growth in natural gas processing.
Gross profit also increased during the second quarter of 2019 compared to the second quarter of 2018 by $10.0 million. Excluding restructuring charges of $4.0 million and $0.4 million for the second quarter of 2019 and 2018, respectively, gross profit increased by $13.6 million, or 18.6%, primarily driven by higher volumes and productivity initiatives as well as $3.8 million related to the prior year aluminum tank recall which depressed gross margin in D&S West. Sequentially over the first quarter of 2019, gross profit increased by $15.7 million, or 23.4%. Excluding restructuring charges of $4.0 million and $5.5 million in the second quarter of 2019 and in the first quarter of 2019, respectively, gross profit increased by $14.2 million or 19.6%, primarily driven by improved product mix related to Hudson products and production efficiencies for E&C as well as VRV sales growth in D&S East. Second quarter 2019 gross margin as a percent of sales of 26.7% increased from 26.2% in the second quarter of 2018 and also increased sequentially from the first quarter of 2019 gross margin as a percent of sales of 23.2%. Excluding restructuring charges for both quarters, second quarter 2019 gross margin as a percent of sales was 28.0% compared to 26.3% and 25.1% in the second quarter of 2018 and first quarter of 2019, respectively.

SG&A expenses increased by $2.1 million (decreasing $1.9 million organically), or 4.4% (decreasing 4.0% organically), during the second quarter of 2019 compared to the second quarter of 2018. This increase was largely driven by SG&A expenses associated with VRV. Excluding the impact of VRV transaction-related costs of $1.8 million for the second quarter of 2019 and restructuring charges of $0.4 million and $0.2 million for the second quarter of 2019 and 2018, respectively, SG&A expenses increased by $(0.8) million, or (1.7)% during the second quarter of 2019 compared to the second quarter of 2018. SG&A expenses decreased $5.1 million or 9.2% in the second quarter of 2019 from the first quarter of 2019. Excluding the impact of VRV transaction related costs of $1.8 million and $0.9 million for the second quarter of 2019 and the first quarter of 2019, respectively, and restructuring charges of $0.4 million and $1.9 million for the second quarter of 2019 and first quarter of 2019, respectively, SG&A expenses decreased by $3.6 million or 6.7% during the second quarter of 2019 compared to the first quarter of 2019.
During the first half of 2019, we implemented certain cost reduction or avoidance actions, including facility closures and relocations. Second quarter 2019 restructuring costs were primarily the result of the closure of our China vehicle tank line, while first quarter 2019 restructuring costs were primarily related to the geographic realignment of manufacturing capacity in D&S East. These actions resulted in property, plant and equipment disposals and severance costs (together “restructuring costs”) of $4.4 million in the second quarter of 2019, which were recorded in cost of sales ($4.0 million) and SG&A ($0.4 million) and $7.4 million in the first quarter of 2019, which were recorded in cost of sales ($5.5 million) and SG&A ($1.9 million). We anticipate these restructuring actions will result in incremental annualized savings of $7.5 million and an anticipated positive impact of $4.1 million on 2019 results. Restructuring costs were $0.6 million in the second quarter of 2018 and were recorded in cost of sales ($0.4 million) and SG&A ($0.2 million). These restructuring costs were associated with expenses for our 2017 corporate office relocation that were incurred in 2018 and the consolidation of certain facilities in China.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended June 30, 2019 and 2018 was $5.4 million and $6.2 million, respectively. Interest expense for the three months ended June 30, 2019 included $0.7 million of 1.0% cash interest and $1.9 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2024, and $2.6 million in interest related to borrowings on our senior secured revolving credit facility. For the three months ended June 30, 2019 and 2018, financing costs amortization was $0.6 million and $0.4 million, respectively.
Foreign Currency Gains
For the three months ended June 30, 2019, we reported a foreign currency loss of $0.4 million and for the three months ended June 30, 2018, we reported a foreign currency gain of $1.3 million. Foreign exchange rate volatility for the respective periods was primarily driven by fluctuations in the U.S. dollar compared to the euro and the Chinese yuan.
Income Tax Expense
Income tax expense of $4.9 million and $3.9 million for three months ended June 30, 2019 and 2018 and represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 25.1% and 26.7%, respectively. The effective income tax rate of 25.1% for the three months ended June 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to income taxes on certain foreign entities earnings being taxed at higher rates than the U.S. federal statutory rate and certain Chinese operations losses for which no benefit was recorded, partially offset by tax benefits associated with share-based compensation.
The effective income tax rate of 26.7% for the three months ended June 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at higher rates than the federal statutory rate as well as losses incurred by certain of our Chinese operations for which no benefit was recorded.
Net Income from Continuing Operations
As a result of the foregoing, net income from continuing operations attributable to the Company for the three months ended June 30, 2019 and 2018 was $14.4 million and $9.9 million, respectively.
Discontinued Operations
The results from our oxygen-related products business formerly reported in our BioMedical segment are reflected in our unaudited condensed consolidated financial statements as discontinued operations for the prior period presented. For further information, refer to Note 2, “Discontinued Operations.”

Consolidated Results for the Six Months Ended June 30, 2019 and 2018.
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the six months ended June 30, 2019 and 2018 (dollars in millions):
Selected Financial Information

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2019	June 30, 2018	Variance ($)	Variance (%)
Sales
Energy & Chemicals	$225.8	$190.7	$35.1	18.4%
D&S West	233.7	218.2	15.5	7.1%
D&S East	146.4	117.5	28.9	24.6%
Intersegment eliminations	(7.0)	(4.4)	(2.6)	59.1%
Consolidated	$598.9	$522.0	$76.9	14.7%
Gross Profit
Energy & Chemicals	$49.8	$40.7	$9.1	22.4%
D&S West	82.6	74.3	8.3	11.2%
D&S East	20.0	25.9	(5.9)	(22.8)%
Intersegment eliminations	(2.5)	(1.2)	(1.3)	108.3%
Consolidated	$149.9	$139.7	$10.2	7.3%
Gross Profit Margin
Energy & Chemicals	22.1%	21.3%
D&S West	35.3%	34.1%
D&S East	13.7%	22.0%
Consolidated	25.0%	26.8%
SG&A Expenses
Energy & Chemicals	$31.4	$24.4	$7.0	28.7%
D&S West	26.0	26.0	—	—%
D&S East	17.7	15.1	2.6	17.2%
Corporate	30.4	29.2	1.2	4.1%
Consolidated	$105.5	$94.7	$10.8	11.4%
SG&A Expenses (% of Sales)
Energy & Chemicals	13.9%	12.8%
D&S West	11.1%	11.9%
D&S East	12.1%	12.9%
Consolidated	17.6%	18.1%
Operating Income (Loss) (1)
Energy & Chemicals	$8.9	$8.7	$0.2	2.3%
D&S West (3)	54.3	45.8	8.5	18.6%
D&S East	(0.4)	10.2	(10.6)	(103.9)%
Corporate (2) (4)	(30.4)	(29.2)	(1.2)	4.1%
Intersegment eliminations	(2.5)	(1.2)	(1.3)	108.3%
Consolidated	$29.9	$34.3	$(4.4)	(12.8)%
Operating Margin (Loss)
Energy & Chemicals	3.9%	4.6%
D&S West	23.2%	21.0%
D&S East	(0.3)%	8.7%
Consolidated	5.0%	6.6%

_______________
(1) Restructuring costs for the six months ended:

•	June 30, 2019 were $11.8 million ($3.4 million – E&C, $0.4 million – D&S West, $7.8 million – D&S East, and $0.2 million – Corporate).

•	June 30, 2018 were $1.5 million ($0.4 million – E&C, $0.5 million – D&S East, and $0.6 million – Corporate).

(2)	Includes transaction-related costs of $2.7 million and $2.1 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

(3)	Includes an expense of $3.8 million recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the six months ended June 30, 2018.

(4)
Includes net severance costs of $1.4 million related to the departure of our former CEO on June 11, 2018, which includes $3.2 million in payroll severance costs partially offset by a $1.8 million credit due to related share-based compensation forfeitures for the six months ended June 30, 2018.

Results of Operations for the Six Months Ended June 30, 2019 and 2018
Sales for the first half of 2019 compared to the same period in 2018 increased $76.9 million, from $522.0 million to $598.9 million, or 14.7% (5.0% organically), with increases across all segments. Sales for VRV, included in both the E&C and D&S East segment results since the November 15, 2018 acquisition date were $51.0 million (E&C: $21.5 million, D&S East: $29.5 million). Excluding the impact of VRV, the sales increase in our E&C segment was mainly due to growth in NGL and petrochemical applications, especially for heat exchangers. D&S West sales increased by $15.5 million, or 7.1%, primarily as a result of strong bulk and packaged gas sales.
Gross profit increased during the first half of 2019 compared to the first half of 2018 by $10.2 million. Excluding restructuring charges of $9.5 million and $0.7 million for the first half of 2019 and 2018, respectively, gross profit increased by $19.0 million, or 13.5%, primarily driven by materials costs and productivity improvements in E&C as well as $3.8 million related to the prior year aluminum tank recall which depressed gross margin in D&S West. First half 2019 gross margin as a percent of sales of 25.0% decreased from 26.8% in the first half of 2018. Excluding restructuring charges, first half 2019 gross margin as a percent of sales of 26.6% decreased from 26.9% in the first half of 2018.
SG&A expenses an increase by $10.8 million ($2.0 million organically), or 11.4% (1.9% organically), during the first half of 2019 compared to the first half of 2018. Excluding the impact of VRV transaction-related costs of $2.7 million for the first half of 2019 and restructuring charges of $2.3 million and $0.8 million for the first half of 2019 and 2018, respectively, SG&A expenses increased by $6.7 million, or 7.1% during the first half of 2019 compared to the first half of 2018. This increase was largely driven by SG&A expenses associated with VRV, adjustments to accruals and higher accounting and consulting fees at Corporate primarily due to our change in independent auditor.
During the first half of 2019, we implemented certain cost reduction or avoidance actions, including facility closures and relocations. These actions were primarily related to the consolidation of certain of our facilities within our E&C segment, streamlining commercial activities within our Lifecycle business, geographic realignment of manufacturing capacity in D&S East, as well as departmental restructuring, including headcount reductions. These actions resulted in property, plant and equipment disposals and severance costs (together “restructuring costs”) of $11.8 million in the first half of 2019, which were recorded in cost of sales ($9.5 million) and SG&A ($2.3 million). We anticipate these restructuring actions will result in incremental annualized savings of $7.5 million and an anticipated positive impact of $4.1 million on 2019 results. Restructuring costs were $1.5 million in the first half of 2018 and were recorded in cost of sales ($0.7 million) and SG&A ($0.8 million). These restructuring costs were associated with expenses for our 2017 corporate office relocation that were incurred in 2018 and the consolidation of certain facilities in China.
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the six months ended June 30, 2019 and 2018 was $10.7 million and $12.6 million, respectively. Interest expense for the six months ended June 30, 2019 included $1.3 million of 1.0% cash interest and $3.7 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2024, and $5.8 million in interest related to borrowings on our senior secured revolving credit facility. For the six months ended June 30, 2019 and 2018, financing costs amortization was $1.0 million and $0.7 million, respectively.

Foreign Currency (Gain) Loss
For both the six months ended June 30, 2019 and June 30, 2018, we reported a foreign currency loss of $0.3 million. Foreign exchange rate volatility for the respective periods was primarily driven by fluctuations in the U.S. dollar compared to the euro and the Chinese yuan.
Income Tax Expense
Income tax expense of $2.9 million and $5.5 million for six months ended June 30, 2019 and 2018 and represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 15.7% and 26.3%, respectively. The effective income tax rate of 15.7% for the six months ended June 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits associated with share-based compensation and income taxes on certain foreign entities earnings being taxed at higher rates than the U.S. federal statutory rate, partially offset by certain Chinese operations losses for which no benefit was recorded.
The effective income tax rate of 26.3% for the six months ended June 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at higher rates than the federal statutory rate as well as losses incurred by certain of our Chinese operations for which no benefit was recorded.
Net Income from Continuing Operations
As a result of the foregoing, net income from continuing operations attributable to the Company for the six months ended June 30, 2019 and 2018 was $15.3 million and $14.1 million, respectively.
Discontinued Operations
The results from our oxygen-related products business formerly reported in our BioMedical segment are reflected in our unaudited condensed consolidated financial statements as discontinued operations for the prior period presented. For further information, refer to Note 2, “Discontinued Operations.”
Segment Results
Our reportable and operational segments include: E&C, D&S West and D&S East. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. For further information, refer to Note 3, “Reportable Segments” note of our unaudited condensed consolidated financial statements included elsewhere in this report. In connection with our acquisition of AXC, we expect a change in our reportable segments from three segments to four segments: (i) D&S East, (ii) D&S West, (iii) Energy & Chemicals Cryogenics (“E&C Cryogenics”), and (iv) Energy & Chemicals FinFans (“E&C FinFans”). The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the six months ended June 30, 2019 and 2018 (dollars in millions):
Energy & Chemicals
Results for the Three Months Ended June 30, 2019 and 2018

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	June 30, 2019	June 30, 2018	Variance ($)	Variance (%)
Sales	$120.2	$100.8	$19.4	19.2%
Gross Profit	30.5	21.3	9.2	43.2%
Gross Profit Margin	25.4%	21.1%
SG&A Expenses	$15.6	$11.7	$3.9	33.3%
SG&A Expenses (% of Sales)	13.0%	11.6%
Operating Income	$10.2	$5.9	$4.3	72.9%
Operating Margin	8.5%	5.9%

For the second quarter of 2019, E&C segment sales increased as compared to the same quarter in 2018. Sales for VRV, included in the E&C segment results since the acquisition date, November 15, 2018, were $12.9 million for the three months ended June 30, 2019. Excluding the impact of VRV, sales increased mainly due to higher quick ship activity on brazed aluminum heat exchangers and higher beginning backlog related to Hudson.
For the second quarter of 2019, E&C segment gross profit increased by $9.2 million (increased by $8.6 million, organically) as compared to the same quarter in 2018. Excluding a second quarter 2019 restructuring charge reversal of $1.4 million associated with the removal of a lease liability and restructuring charges of $0.1 million for the second quarter of 2018, gross profit increased by $7.7 million or 36.0%. Gross profit as a percentage of E&C sales increased due to higher quick ship activity combined with favorable manufacturing variances as well as higher margin projects related to Hudson.
E&C segment SG&A expenses increased during the second quarter of 2019 as compared to the same quarter in 2018 primarily driven by the VRV acquisition and restructuring, which added SG&A expenses of $2.4 million and $0.3 million, respectively. Excluding these costs and $0.3 million and $0.1 million in restructuring costs for the second quarter of 2019 and 2018, respectively, SG&A expenses as a percent of sales was 12.0% in the second quarter of 2019 compared to 11.5% in the second quarter of 2018.
Results for the Six Months Ended June 30, 2019 and 2018

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2019	June 30, 2018	Variance ($)	Variance (%)
Sales	$225.8	$190.7	$35.1	18.4%
Gross Profit	49.8	40.7	9.1	22.4%
Gross Profit Margin	22.1%	21.3%
SG&A Expenses	$31.4	$24.4	$7.0	28.7%
SG&A Expenses (% of Sales)	13.9%	12.8%
Operating Income	$8.9	$8.7	$0.2	2.3%
Operating Margin	3.9%	4.6%
For the first half of 2019, E&C segment sales increased as compared to the same period in 2018. Sales for VRV, included in the E&C segment results since the acquisition date, November 15, 2018, were $21.5 million for the six months ended June 30, 2019. Excluding the impact of VRV, sales increased mainly due to the higher volume of brazed aluminum heat exchanger orders as well as backlog associated with Hudson.
For the first half of 2019, E&C segment gross profit increased by $9.1 million (increased by $8.4 million, organically) as compared to the same period in 2018. Excluding restructuring charges of $2.1 million and $0.2 million for the first half of 2019 and 2018, respectively, gross profit increased by $11.0 million or 26.9%. Gross profit as a percentage of E&C sales was positively impacted by a decrease in materials costs as well as higher production efficiencies.
E&C segment SG&A expenses increased during the first half of 2019 as compared to the same period in 2018 primarily driven by the VRV acquisition and restructuring charges, which added SG&A expense of $4.2 million, $1.3 million, and $0.5 million, respectively. Excluding these costs, SG&A expenses as a percent of sales was 12.4% for the first half of 2019 compared to 12.7% for the first half of 2018. The increase was primarily attributable to bad debt expense.

D&S West
Results for the Three Months Ended June 30, 2019 and 2018

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	June 30, 2019	June 30, 2018	Variance ($)	Variance (%)
Sales	$115.7	$117.6	$(1.9)	(1.6)%
Gross Profit	42.6	38.2	4.4	11.5%
Gross Profit Margin	36.8%	32.5%
SG&A Expenses	$12.7	$13.3	$(0.6)	(4.5)%
SG&A Expenses (% of Sales)	11.0%	11.3%
Operating Income	$28.7	$23.6	$5.1	21.6%
Operating Margin	24.8%	20.1%
D&S West segment sales decreased during the second quarter of 2019 as compared to the same quarter in 2018 primarily due to lower packaged industrial gas sales, partially offset by an increase in aluminum tanks for cryobiological storage products.
D&S West segment gross profit increased during the second quarter of 2019 as compared to the same quarter in 2018 as the impact of the second quarter 2018 aluminum tank recall depressed gross margin by approximately $3.8 million compared to the second quarter of 2019.
D&S West segment SG&A expenses decreased slightly during the second quarter of 2019 as compared to the same quarter in 2018.
Results for the Six Months Ended June 30, 2019 and 2018

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2019	June 30, 2018	Variance ($)	Variance (%)
Sales	$233.7	$218.2	$15.5	7.1%
Gross Profit	82.6	74.3	8.3	11.2%
Gross Profit Margin	35.3%	34.1%
SG&A Expenses	$26.0	$26.0	$—	—%
SG&A Expenses (% of Sales)	11.1%	11.9%
Operating Income	$54.3	$45.8	$8.5	18.6%
Operating Margin	23.2%	21.0%
D&S West segment sales increased during the first half of 2019 as compared to the same period in 2018 primarily due to an increase in sales within bulk industrial gas products, LNG and cryobiological storage products.
D&S West segment gross profit increased during the first half of 2019 as compared to the same period in 2018 mainly driven by higher volume and the impact of 2018 aluminum tank recall which depressed gross margin by approximately $3.8 million.
D&S West segment SG&A expenses were flat during the first half of 2019 as compared to the same period in 2018.

D&S East
Results for the Three Months Ended June 30, 2019 and 2018

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	June 30, 2019	June 30, 2018	Variance ($)	Variance (%)
Sales	$77.7	$62.4	$15.3	24.5%
Gross Profit	11.1	14.1	(3.0)	(21.3)%
Gross Profit Margin	14.3%	22.6%
SG&A Expenses	$7.8	$7.4	$0.4	5.4%
SG&A Expenses (% of Sales)	10.0%	11.9%
Operating Income	$1.9	$6.5	$(4.6)	(70.8)%
Operating Margin	2.4%	10.4%
For the second quarter of 2019, D&S East segment sales increased as compared to the same quarter in 2018. Sales for VRV, included in the D&S East segment results since the acquisition date, November 15, 2018, were $16.0 million for the three months ended June 30, 2019. Excluding the impact of VRV, sales were relatively flat with favorable sales of trailers, standard tanks and packaged gas tanks in Europe offset by lower sales in China largely relative to a decline in LNG products.
During the second quarter of 2019, D&S East segment gross profit and the related margin percentage decreased by $3.0 million (decreased by $7.3 million, organically) as compared to the same quarter in 2018. Excluding restructuring charges of $5.3 million and $0.3 million, respectively, gross profit and related margin percentage increased by $2.0 million and 13.9%, respectively. The restructuring charges that negatively impacted the D&S East gross profit and the related margin percentage was primarily related to restructuring costs relative to the closing of a facility in China. Gross profit as a percentage of sales was also driven lower by VRV and China due to unfavorable product mix and lower absorption.
D&S East segment SG&A expenses were relatively flat at $7.8 million for the second quarter of 2019 as compared to $7.4 million the same quarter in 2018.
Results for the Six Months Ended June 30, 2019 and 2018

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2019	June 30, 2018	Variance ($)	Variance (%)
Sales	$146.4	$117.5	$28.9	24.6%
Gross Profit	20.0	25.9	(5.9)	(22.8)%
Gross Profit Margin	13.7%	22.0%
SG&A Expenses	$17.7	$15.1	$2.6	17.2%
SG&A Expenses (% of Sales)	12.1%	12.9%
Operating (Loss) Income	$(0.4)	$10.2	$(10.6)	(103.9)%
Operating (Loss) Margin	(0.3)%	8.7%
For the first half of 2019, D&S East segment sales increased as compared to the same period in 2018. Sales for VRV, included in the D&S East segment results since the acquisition date, November 15, 2018, were $29.5 million for the six months ended June 30, 2019. Excluding the impact of VRV, sales were relatively flat with favorable sales of trailers, standard tanks and packaged gas tanks in Europe offset by lower sales in China largely relative to a decline in LNG products.
During the first half of 2019, D&S East segment gross profit and the related margin percentage decreased by $5.9 million (decreased by $9.0 million, organically) as compared to the same period in 2018. Excluding restructuring charges of $7.3 million and $0.4 million, respectively, gross profit and related margin percentage increased by $1.0 million and 3.8%, respectively. The restructuring charges that negatively impacted the D&S East gross profit and the related margin percentage were primarily related to restructuring costs relative to the closing of our China facilities in 2019 and 2018. Gross profit as a percentage of sales was also driven lower by VRV and China due to unfavorable product mix and lower absorption.

D&S East segment SG&A expenses increased during the first half of 2019 as compared to the same period in 2018 primarily driven by the $4.6 million related to VRV and restructuring charges, which added SG&A expenses of $0.5 million and $0.1 million, respectively. Excluding the impact of VRV and restructuring charges, SG&A expenses decreased $2.4 million or 16.0%, mainly driven by lower employee-related costs in China due to workforce reductions.
Corporate
Corporate SG&A expenses decreased by $1.6 million during the second quarter of 2019 as compared to the same quarter in 2018 primarily due to lower workers compensation expense and related accruals. Corporate SG&A expenses increased by $1.2 million during the first half of 2019 as compared to the same period in 2018 primarily due to higher accounting and consulting fees associated with our change in independent auditor and related activities, which were partially offset by lower workers compensation expense and related accruals.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Our debt instruments and related covenants are described in Note 7, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $148.5 million at June 30, 2019, an increase of $30.4 million from the balance at December 31, 2018. Our foreign subsidiaries held cash of approximately $55.6 million and $71.4 million, at June 30, 2019, and December 31, 2018, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our SSRCF or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, and investments in properties, facilities, and equipment for the foreseeable future.
Cash used in operating activities was $(0.4) million for the six months ended June 30, 2019, a decrease of $43.0 million from the balance at June 30, 2018 primarily due to a decrease in operating cash provided by working capital. The decrease in working capital was primarily due to the timing of collections on accounts receivable and payments on amounts due.
Cash used in investing activities was $19.5 million and $30.0 million for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, we used $15.1 million of cash for capital expenditures. During the six months ended June 30, 2018, we used $12.5 million of cash for the Skaff acquisition and $18.2 million for capital expenditures.
Cash provided by financing activities was $50.9 million and $6.1 million for the six months ended June 30, 2019 and 2018. During the six months ended June 30, 2019 we borrowed $52.0 million on our SSRCF mainly to fund working capital needs and repaid $291.3 million in SSRCF borrowings. We received $9.2 million in proceeds from stock option exercises and used $2.8 million for the purchase of common stock which was surrendered to cover tax withholding elections during the six months ended June 30, 2019. During the six months ended June 30, 2018, we borrowed $59.0 million on our SSRCF mainly to fund working capital needs and the Skaff acquisition. We repaid $54.0 million in SSRCF borrowings during the six months ended June 30, 2018. We also borrowed 40.0 million Chinese yuan (equivalent to $6.0 million) and repaid 5.0 Chinese yuan (equivalent to $0.8 million) on certain of our China facilities. We repaid 20.0 Chinese yuan (equivalent to $3.0 million) on the CCESC term loan. We received $1.8 million in proceeds from stock option exercises and used $2.3 million for the purchase of common stock which was surrendered to cover tax withholding elections during the six months ended June 30, 2018.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2019. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. Our convertible notes due 2024 currently do not meet the requirements for early conversion.  Capital expenditures for the remaining six months of 2019 is expected to be in the range of $20.0 million to $25.0 million.

Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of June 30, 2019 was $752.8 million compared to $512.9 million as of June 30, 2018 and $733.8 million as of March 31, 2019.
The tables below represents orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	June 30, 2019	June 30, 2018	March 31, 2019
Orders
Energy & Chemicals	$127.4	$122.5	$263.9
D&S West	115.8	127.4	114.1
D&S East	78.8	66.5	83.2
Consolidated	$322.0	$316.4	$461.2

	As of
	June 30, 2019	June 30, 2018	March 31, 2019
Backlog
Energy & Chemicals	$419.3	$238.6	$410.5
D&S West	130.1	147.2	127.1
D&S East	203.4	127.1	196.2
Consolidated	$752.8	$512.9	$733.8
E&C segment orders for the three months ended June 30, 2019 were $127.4 million compared to $122.5 million for the three months ended June 30, 2018 and $263.9 million for the three months ended March 31, 2019. E&C segment orders include $16.6 million and $12.8 million in orders related to VRV for the three months ended June 30, 2019 and March 31, 2019, respectively. Included in our first quarter of 2019 E&C segment orders was a $135 million order for the cold box and brazed aluminum heat exchanger equipment content on Venture Global’s Calcasieu Pass LNG export terminal project. E&C segment backlog totaled $419.3 million as of June 30, 2019, compared to $238.6 million as of June 30, 2018 and $410.5 million as of March 31, 2019. E&C segment backlog as of June 30, 2019 and March 31, 2019 includes $46.2 million and $42.4 million related to VRV, respectively. Excluding VRV, the increase in backlog as compared to the balance as of June 30, 2018 was primarily driven by petrochemical and natural gas processing applications and Venture Global’s Calcasieu Pass LNG export terminal project. Included in E&C segment backlog, as of June 30, 2019, is approximately $40.0 million related to the previously announced Magnolia LNG order where production release is delayed until early 2020.
D&S West segment orders for the three months ended June 30, 2019 were $115.8 million compared to $127.4 million for the three months ended June 30, 2018, which was the highest order quarter in the history of D&S West, and $114.1 million for the three months ended March 31, 2019. The decrease was driven by a decline in package and LNG vehicle tank sales, which was partially offset by an increase in aluminum tanks for cryobiological storage products. D&S West segment backlog totaled $130.1 million at June 30, 2019 compared to $147.2 million as of June 30, 2018 and $127.1 million as of March 31, 2019.
D&S East segment orders for the three months ended June 30, 2019 were $78.8 million compared to $66.5 million for the three months ended June 30, 2018 and $83.2 million for the three months ended March 31, 2019. D&S East segment orders include $25.2 million and $12.7 million in orders related to VRV for the three months ended June 30, 2019 and March 31, 2019, respectively. Excluding the impact of VRV, the decrease from the first quarter of 2019 in D&S East segment orders was mainly attributable to strong LNG fueling stations and trailer orders in Europe partially offset by a decrease in the D&S Asia market. D&S East segment backlog at June 30, 2019 totaled $203.4 million compared to $127.1 million as of June 30, 2018 and $196.2 million as of March 31, 2019.
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
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business, including statements regarding revenues, cost synergies, accretion and earnings related to completed acquisitions, including the recent acquisition of AXC. In some cases, Forward-looking statements may be identified by terminology such as "may," "will," "should," "could," "expects," "anticipates," "believes," "projects," "forecasts," “outlook,” “guidance,” "continue," or the negative of such terms or comparable terminology.
Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business trends, cost synergies and savings objectives and government initiatives, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. These include: those found in the risk factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, which should be reviewed carefully; Chart’s ability to successfully integrate recent acquisitions, including the AXC acquisition, and achieve the anticipated revenue, earnings, accretion and other benefits from these acquisitions; estimated segment revenues, future revenue, earnings, cash flows and margin targets and run rates. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time.
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
Interest Rate Risk: Our primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from the weighted-average interest rate of 3.90% at June 30, 2019, and assuming no changes in the $96.7 million of borrowings outstanding under the SSRCF at June 30, 2019, our additional annual expense would be approximately $1.9 million on a pre-tax basis. For future quarters, the interest rate will increase somewhat as a result of our $450 million in borrowings under a new term loan on July 1, 2019 in connection with the closing of the AXC acquisition.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of comprehensive income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, Indian rupee and the Japanese yen. During the second quarter of 2019, the U.S. dollar weakened in relation to the Japanese yen, the Czech koruna and the euro by 3%, 2% and 1%, respectively, and strengthened in relation to the Chinese yuan by 2%. At June 30, 2019, a hypothetical further 10% weakening of the U.S. dollar would not materially affect our financial statements.

Chart’s primary transaction exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the British pound, the Indian rupee, and the Chinese yuan. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the unaudited condensed consolidated statements of income and comprehensive income as a component of foreign currency (gain) loss. We enter into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At June 30, 2019, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts.
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
Evaluation of Disclosure Controls and Procedures
We perform an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that as of June 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2019	71	$90.67	—	$—
May 1 – 31, 2019	141	80.52	—	—
June 1 – 30, 2019	—	—	—	—
Total	212	83.92	—	—
During the second quarter of 2019, 212 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $17,791. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended June 30, 2019.

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

2.1
Asset Purchase Agreement, dated as of May 8, 2019, by and among Chart Industries, Inc., E&C FinFan, Inc. and Harsco Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2019).

10.1
Amendment No. 2, dated as of May 31, 2019, to the Third Amended and Restated Credit Agreement, dated as of November 3, 2017, by and among Chart Industries, Inc., Chart Industries Luxembourg S.à.r.l., Chart Asia Investment Company Limited, JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2019.

10.2
Fourth Amended and Restated Credit Agreement, dated June 14, 2019, by and among Chart Industries, Inc., Chart Industries Luxembourg Sàrl., Chart Asia Investment Company Limited, the other foreign borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2019.

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer. (xx)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer. (xx)

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

(x)	Filed herewith.

(xx)	Furnished herewith.

*	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date:	July 18, 2019	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer and President
(Principal Executive Officer)
(Duly Authorized Officer)

		By:	/s/ Jeffrey R. Lass
Jeffrey R. Lass
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)