Form 10-Q
period 2019-09-30
CHART INDUSTRIES INC
filed 2019-10-17
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-11442
CHART INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1712937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3055 Torrington Drive, Ball Ground, Georgia 30107
(Address of principal executive offices) (ZIP Code)
(770) 721-8800
(Registrant's telephone number, including area code)
NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	GTLS	The NASDAQ Stock Market LLC
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

At October 14, 2019, there were 35,798,979 outstanding shares of the Company’s Common Stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$80.7	$118.1
Accounts receivable, less allowances of $13.5 and $8.5, respectively	224.5	194.8
Inventories, net	234.9	233.1
Unbilled contract revenue	81.6	54.5
Prepaid expenses	17.2	14.0
Other current assets	45.0	47.2
Total Current Assets	683.9	661.7
Property, plant, and equipment, net	398.9	361.1
Goodwill	798.0	520.7
Identifiable intangible assets, net	577.8	330.4
Investments	15.9	2.8
Other assets	23.3	21.0
TOTAL ASSETS	$2,497.8	$1,897.7

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$120.7	$125.5
Customer advances and billings in excess of contract revenue	120.5	130.0
Accrued salaries, wages, and benefits	41.7	46.6
Current portion of warranty reserve	10.4	8.6
Short-term debt and current portion of long-term debt	15.9	11.2
Operating lease liabilities, current	6.8	—
Other current liabilities	58.4	44.7
Total Current Liabilities	374.4	366.6
Long-term debt	792.5	533.2
Long-term deferred tax liabilities	68.2	76.4
Accrued pension liabilities	10.7	11.7
Operating lease liabilities, non-current	28.7	—
Other long-term liabilities	20.2	20.8
Total Liabilities	1,294.7	1,008.7

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 35,797,441 and 31,363,650 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	0.4	0.3
Additional paid-in capital	759.5	460.2
Retained earnings	487.9	453.9
Accumulated other comprehensive loss	(49.3)	(29.9)
Total Chart Industries, Inc. Shareholders’ Equity	1,198.5	884.5
Noncontrolling interests	4.6	4.5
Total Equity	1,203.1	889.0
TOTAL LIABILITIES AND EQUITY	$2,497.8	$1,897.7

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$357.8	$272.2	$956.7	$794.2
Cost of sales	256.6	189.9	705.6	572.2
Gross profit	101.2	82.3	251.1	222.0
Selling, general, and administrative expenses	57.5	45.8	163.0	140.5
Amortization expense	13.8	5.0	28.3	15.7
Operating expenses	71.3	50.8	191.3	156.2
Operating income	29.9	31.5	59.8	65.8
Interest expense, net	7.8	5.3	18.5	17.9
Other (income) expense, net	(3.0)	—	(2.3)	0.8
Income from continuing operations before income taxes	25.1	26.2	43.6	47.1
Income tax expense	6.4	4.2	9.3	9.7
Net income from continuing operations	18.7	22.0	34.3	37.4
Income from discontinued operations, net of taxes	—	0.7	—	4.7
Net income	18.7	22.7	34.3	42.1
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	—	0.5	0.3	1.8
Net income attributable to Chart Industries, Inc.	$18.7	$22.2	$34.0	$40.3

Income from continuing operations	$18.7	$21.5	$34.0	$35.6
Income from discontinued operations, net of taxes	—	0.7	—	4.7
Net income attributable to Chart Industries, Inc.	$18.7	$22.2	$34.0	$40.3
Basic earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$0.52	$0.70	$1.02	$1.15
Income from discontinued operations	—	0.02	—	0.15
Net income attributable to Chart Industries, Inc.	$0.52	$0.72	$1.02	$1.30
Diluted earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$0.51	$0.65	$0.97	$1.11
Income from discontinued operations	—	0.02	—	0.14
Net income attributable to Chart Industries, Inc.	$0.51	$0.67	$0.97	$1.25
Weighted-average number of common shares outstanding:
Basic	35.76	31.03	33.28	30.97
Diluted	36.73	32.95	35.05	32.14

Comprehensive income, net of taxes	$2.3	$16.9	$14.9	$26.8
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	—	0.8	0.3	1.6
Comprehensive income attributable to Chart Industries, Inc., net of taxes	$2.3	$16.1	$14.6	$25.2

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$34.3	$42.1
Less: Income from discontinued operations	—	4.7
Income from continuing operations	34.3	37.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.1	36.9
Interest accretion of convertible notes discount	5.7	7.3
Employee share-based compensation expense	6.4	3.5
Other operating activities	3.3	1.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1.6	23.5
Inventories	(6.2)	(28.7)
Unbilled contract revenues and other assets	(11.8)	10.2
Accounts payable and other liabilities	(19.7)	(25.7)
Customer advances and billings in excess of contract revenue	(14.4)	(2.1)
Net Cash Provided By Operating Activities	55.3	63.6
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(603.9)	(12.5)
Capital expenditures	(26.7)	(26.4)
Investments(1)	(3.3)	—
Government grants	0.5	0.8
Net Cash Used In Investing Activities	(633.4)	(38.1)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	202.6	188.3
Repayments on revolving credit facilities	(384.2)	(123.3)
Repurchase of convertible notes	—	(57.1)
Borrowings on term loan	450.0	—
Repayments on term loan	—	(3.0)
Payments for debt issuance costs	(13.6)	(0.2)
Proceeds from exercise of stock options	9.4	5.4
Common stock repurchases	(2.8)	(2.4)
Payments for equity issuance costs	(9.5)	—
Issuance of shares	295.8	—
Other	(0.5)	(0.4)
Net Cash Provided By Financing Activities	547.2	7.3
DISCONTINUED OPERATIONS
Cash Provided By Operating Activities (2)	—	1.5
Cash Used In Investing Activities (3)	—	(0.8)
Cash Provided By Discontinued Operations	—	0.7
Effect of exchange rate changes on cash and cash equivalents	(6.5)	(6.7)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(37.4)	26.8
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (4)	119.1	131.4
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (4)	$81.7	$158.2

(1)	Non-cash investing activities of $7.0 related to the conversion of a note receivable into an investment in equity securities during the nine months ended September 30, 2019 (See Note 6 “Investments”).

(2)	Includes depreciation expense of $1.3 and amortization expense of $1.8 for the nine months ended September 30, 2018.

(3)	Includes capital expenditures of $0.8 for the nine months ended September 30, 2018.

(4)
Includes restricted cash and restricted cash equivalents of $1.0 in other assets at September 30, 2019, September 30, 2018 and December 31, 2018, respectively. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 8, “Debt and Credit Arrangements.”

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount		Retained Earnings			Total Equity
Balance at December 31, 2018	31.36	$0.3	$460.2	$453.9	$(29.9)	$4.5	$889.0
Net income	—	—	—	0.9	—	0.1	1.0
Other comprehensive (loss) income	—	—	—	—	(4.6)	0.1	(4.5)
Share-based compensation expense	—	—	2.4	—	—	—	2.4
Common stock issued from share-based compensation plans	0.41	—	8.3	—	—	—	8.3
Common stock repurchases	(0.04)	—	(2.7)	—	—	—	(2.7)
Balance at March 31, 2019	31.73	0.3	468.2	454.8	(34.5)	4.7	893.5
Net income	—	—	—	14.4	—	0.2	14.6
Other comprehensive income	—	—	—	—	1.6	—	1.6
Common stock issuance, net	4.03	0.1	286.2	—	—	—	286.3
Share-based compensation expense	—	—	1.9	—	—	—	1.9
Common stock issued from share-based compensation plans	0.04	—	0.9	—	—	—	0.9
Common stock repurchases	(0.02)	—	—	—	—	—	—
Dividend distribution to noncontrolling interest	—	—	—	—	—	(0.4)	(0.4)
Other	—	—	—	—	—	0.3	0.3
Balance at June 30, 2019	35.78	0.4	757.2	469.2	(32.9)	4.8	1,198.7
Net income	—	—	—	18.7	—	—	18.7
Other comprehensive loss	—	—	—	—	(16.4)	—	(16.4)
Share-based compensation expense	—	—	2.1	—	—	—	2.1
Common stock issued from share-based compensation plans	0.02	—	0.2	—	—	—	0.2
Other	—	—	—	—	—	(0.2)	(0.2)
Balance at September 30, 2019	35.80	$0.4	$759.5	$487.9	$(49.3)	$4.6	$1,203.1

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests
	Shares Outstanding	Amount		Retained Earnings			Total Equity
Balance at December 31, 2017	30.81	$0.3	$445.7	$364.3	$(8.1)	$3.0	$805.2
Net income	—	—	—	5.8	—	0.5	6.3
Cumulative effect of accounting change	—	—	—	2.3	—	—	2.3
Other comprehensive income	—	—	—	—	12.4	—	12.4
Share-based compensation expense	—	—	3.2	—	—	—	3.2
Common stock issued from share-based compensation plans	0.20	—	1.3	—	—	—	1.3
Common stock repurchases	(0.04)	—	(2.2)	—	—	—	(2.2)
Other	—	—	—	—	—	0.1	0.1
Balance at March 31, 2018	30.97	0.3	448.0	372.4	4.3	3.6	828.6
Net income	—	—	—	12.3	—	0.8	13.1
Other comprehensive income	—	—	—	—	(21.4)	—	(21.4)
Share-based compensation expense	—	—	0.1	—	—	—	0.1
Common stock issued from share-based compensation plans	0.03	—	0.4	—	—	—	0.4
Common stock repurchases	—	—	(0.1)	—	—	—	(0.1)
Dividend distribution to noncontrolling interest	—	—	—	—	—	(0.4)	(0.4)
Other	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2018	31.00	0.3	448.4	384.7	(17.1)	3.8	820.1
Net income	—	—	—	22.2	—	0.5	22.7
Other comprehensive income	—	—	—	—	(6.1)	—	(6.1)
Share-based compensation expense	—	—	0.8	—	—	—	0.8
Common stock issued from share-based compensation plans	0.21	—	3.7	—	—	—	3.7
Common stock repurchases	(0.01)	—	(0.1)	—	—	—	(0.1)
Other	—	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2018	31.20	$0.3	$452.8	$406.9	$(23.2)	$4.2	$841.0
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
On July 1, 2019, we completed the acquisition of Harsco Corporation’s Industrial Air-X-Changers (“AXC”). AXC is a leading supplier of custom engineered and manufactured air cooled heat exchangers for the natural gas compression and processing industry and refining and petrochemical industry in the United States. See Note 10, “Business Combinations”, for further information regarding the acquisition of AXC.
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
Reclassifications: Certain reclassifications have been made to prior year financial information in the unaudited condensed consolidated financial statements in order to conform to the reportable segments restructuring as further discussed in Note 3, “Reportable Segments.”
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and other subsequent amendments collectively identified as ASC 842, related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Effective January 1, 2019, (the “Commencement Date”) we adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date for all leases with terms greater than 12 months. The adoption of the new standard resulted in the recording of operating ROU assets, primarily consisting of leased facilities and equipment and operating lease liabilities of $34.8 as of the Commencement Date. The adoption did not have a material impact on our unaudited condensed consolidated statement of income and comprehensive income or cash flows related to existing leases as of the Commencement Date. As a result, there was no cumulative-effect adjustment.
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
At lease inception, we determine if an arrangement is a lease and if it includes options to extend or terminate the lease if it is reasonably certain that the options will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases are recognized as ROU assets and are included within property, plant and equipment, net and lease liabilities are included in operating lease liabilities, current and operating lease liabilities, non-current in our unaudited condensed consolidated balance sheet as of the Commencement Date and at September 30, 2019. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities were recognized on the Commencement Date based on the present value of lease

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

payments over the lease term. As most of our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available on the Commencement Date in determining the present value of lease payments.
As of September 30, 2019, operating ROU assets and lease liabilities were $34.9 and $35.5 ($6.8 of which was current), respectively. The weighted-average remaining term for lease contracts was 6.9 years at September 30, 2019, with maturity dates ranging from September 2019 to August 2027. The weighted-average discount rate was 4.7% at September 30, 2019.
Certain operating leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. We incurred $2.7 and $2.0 of rental expense under operating leases for the three months ended September 30, 2019 and 2018, respectively. Rental expense under operating leases for the nine months ended September 30, 2019 and 2018 was $6.8 and $6.2, respectively. Adjustments for straight-line rental expense for the respective periods was not material and as such, the majority of expense recognized was reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on building and equipment leases. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.
The following table summarizes future minimum lease payments for non-cancelable operating leases as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
2019 (1)	$1.9	$7.9
2020	7.1	6.9
2021	6.4	5.7
2022	6.1	5.3
2023	5.5	4.6
Thereafter (2)	13.1	9.2
Total future minimum lease payments	$40.1	$39.6
_______________

(1)	Amount as of September 30, 2019 represents operating lease payments for the remaining three months, September 2019 through December 2019.

(2)	As of September 30, 2019, future minimum lease payments for non-cancelable operating leases for period subsequent to 2023 relate to 10 leased facilities.

NOTE 2 — Discontinued Operations
On December 20, 2018, we closed the sale of our oxygen-related products business to NGK SPARK PLUG CO., LTD. (the “Divestiture”). As a result of the Divestiture, the asset group, which included our respiratory and on-site generation systems businesses, qualified for discontinued operations for the three and nine months ended September 30, 2018. As such, the financial results of the respiratory therapy and on-site generation systems businesses are reflected in our unaudited condensed consolidated statements of income and comprehensive income as discontinued operations for the prior-year periods presented.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

Summarized Financial Information of Discontinued Operations
The following table represents income from discontinued operations, net of tax:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Sales	$43.0	$120.6
Cost of sales	31.3	87.1
Selling, general and administrative expenses	6.8	21.4
Amortization expense	0.6	1.8
Operating income (1)	4.3	10.3
Other loss, net	0.4	0.6
Income before income taxes	3.9	9.7
Income tax expense	3.2	5.0
Income from discontinued operations, net of tax	$0.7	$4.7
_______________

(1)	Includes depreciation expense of $0.4 and $1.3 for the three and nine months ended September 30, 2018, respectively.
NOTE 3 — Reportable Segments
As reported in our Annual Report on Form 10-K for the year ended December 31, 2018, the structure of our internal organization was divided into the following reportable segments, which were also our operating segments: Energy & Chemicals (“E&C”), Distribution and Storage Western Hemisphere (“D&S West”) and Distribution and Storage Eastern Hemisphere (“D&S East”). Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments.
Upon closing of our acquisition of AXC (see Note 10, “Business Combinations” for more information), effective July 1, 2019, we changed our reportable segments from three segments to four segments: (i) D&S East, (ii) D&S West, (iii) Energy & Chemicals Cryogenics (“E&C Cryogenics”), and (iv) Energy & Chemicals FinFans (“E&C FinFans”). AXC was combined with Chart’s Hudson Products business and Chart Cooler Services businesses from the prior E&C segment to create a new segment called E&C FinFans. The E&C FinFans segment is focused on our unique and broad product offering and capabilities in air cooled heat exchangers (“ACHX”) and fans. E&C Cryogenics supplies mission critical engineered equipment and systems used in the separation, liquefaction, and purification of hydrocarbon and industrial gases that span gas-to-liquid applications. All prior period amounts presented in the tables below have been reclassified based on our current reportable segments.
The following table represents information for our reportable segments and our corporate function:

	Three Months Ended September 30, 2019
	E&C Cryogenics	E&C FinFans	D&S West	D&S East	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers (1) (2)	$48.9	$128.6	$114.9	$70.4	$(5.0)	$—	$357.8
Depreciation and amortization expense	2.0	15.1	2.9	3.7	—	0.4	24.1
Operating income (loss) (1) - (4)	3.6	16.2	24.9	7.1	(0.9)	(21.0)	29.9
Capital expenditures	0.9	1.0	2.4	3.8	—	3.5	11.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

	Three Months Ended September 30, 2018
	E&C Cryogenics	E&C FinFans	D&S West	D&S East	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$35.6	$62.5	$119.0	$56.8	$(1.7)	$—	$272.2
Depreciation and amortization expense	2.5	4.0	2.8	2.5	—	0.3	12.1
Operating income (loss) (3) - (7)	6.4	5.7	31.9	3.3	(0.5)	(15.3)	31.5
Capital expenditures	2.9	0.9	1.3	2.5	—	0.8	8.4

	Nine Months Ended September 30, 2019
	E&C Cryogenics	E&C FinFans	D&S West	D&S East	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers (1) (2)	$131.3	$272.0	$344.8	$216.8	$(8.2)	$—	$956.7
Depreciation and amortization expense	11.1	23.3	8.7	11.9	—	1.1	56.1
Operating income (loss) (1) - (6)	(7.1)	36.0	77.7	7.1	(2.5)	(51.4)	59.8
Capital expenditures	4.0	1.9	6.2	9.7	—	4.9	26.7

	Nine Months Ended September 30, 2018
	E&C Cryogenics	E&C FinFans	D&S West	D&S East	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$98.6	$190.2	$337.2	$174.3	$(6.1)	$—	$794.2
Depreciation and amortization expense	7.5	12.1	8.4	7.9	—	1.0	36.9
Operating income (loss) (3) (4) (6) (7)	2.9	17.9	77.7	13.5	(1.7)	(44.5)	65.8
Capital expenditures	9.9	2.0	4.7	6.0	—	3.8	26.4
_______________

(1)	Includes sales and operating loss for AXC, included in the E&C FinFans segment results since the acquisition date, July 1, 2019 as follows:

•	Sales were $60.1 for both the three and nine months ended September 30, 2019.

•	Operating income was $2.6 for both the three and nine months ended September 30, 2019.

(2)
Includes sales and operating income (loss) for VRV S.r.l and its subsidiaries (“VRV”), included in the E&C Cryogenics and D&S East segment results since the acquisition date, November 15, 2018 as follows:

•	Sales were $25.9 (E&C Cryogenics: $13.5, D&S East: $12.4) for the three months ended September 30, 2019.

•	Sales were $77.0 (E&C Cryogenics: $35.0, D&S East: $42.0) for the nine months ended September 30, 2019.

•	Operating income (loss) was $2.4 (E&C Cryogenics: $2.6, D&S East: $(0.2)) for the three months ended September 30, 2019.

•	Operating loss was $(6.8) (E&C Cryogenics: $(3.0), D&S East: $(3.8)) for the nine months ended September 30, 2019, which includes VRV inventory step-up of $1.7.

(3)	Restructuring costs for the:

•	Three Months Ended September 30, 2019 were $1.5 ($0.2 E&C Cryogenics, $0.6 E&C FinFans, $0.4 D&S West, $0.3 D&S East).

•	Three Months Ended September 30, 2018 were $2.0 ($0.1 E&C FinFans, $0.1 D&S East, $1.8 Corporate).

•	Nine Months Ended September 30, 2019 were $13.3 ($2.4 E&C Cryogenics, $1.8 E&C FinFans, $0.8 D&S West, $8.1 D&S East, $0.2 Corporate).

•	Nine Months Ended September 30, 2018 were $3.5 ($0.4 E&C Cryogenics, $0.1 E&C FinFans, $0.6 D&S East, $2.4 Corporate).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

(4)	Corporate includes transaction-related costs of: (transaction-related costs include costs associated with business development and other one-time transactions)

•	$4.3 and $2.0 for the three months ended September 30, 2019 and 2018, respectively, and

•	$7.0 and $4.1 for the nine months ended September 30, 2019 and 2018, respectively.

(5)
Includes $0.8 related to AXC integration activities during the third quarter of 2019 (E&C FinFans: $0.7, Corporate: $0.1), and $0.6 (D&S East: $0.2, Corporate: $0.4) and $1.8 (D&S East: $0.2, Corporate: $1.6) related to VRV integration activities for the three and nine months ended September 30, 2019, respectively.

(6)	Includes an expense of $3.8 recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the nine months ended September 30, 2018.

(7)
Includes net severance costs of $0.9 related to headcount reductions associated with strategic realignment of our segment structure, which includes $1.8 in payroll severance costs partially offset by a $0.9 credit due to related share-based compensation forfeitures for the nine months ended September 30, 2018. Includes net severance costs of $1.4 related to the departure of our former CEO on June 11, 2018, which includes $3.2 in payroll severance costs partially offset by a $1.8 credit due to share-based compensation forfeitures for the nine months ended September 30, 2018.

Product Sales Information

	Three Months Ended September 30, 2019
	E&C Cryogenics	E&C FinFans	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$17.6	$88.6	$—	$1.0	$(1.5)	$105.7
Liquefied natural gas (LNG) applications	17.3	11.0	16.1	10.2	(0.1)	54.5
Industrial gas applications	6.7	—	—	—	—	6.7
HVAC, power and refining applications	7.3	29.0	—	—	(0.6)	35.7
Bulk industrial gas applications	—	—	40.7	48.2	(2.2)	86.7
Packaged gas industrial applications	—	—	38.3	11.0	(0.6)	48.7
Cryobiological storage	—	—	19.8	—	—	19.8
Total	$48.9	$128.6	$114.9	$70.4	$(5.0)	$357.8

	Three Months Ended September 30, 2018
	E&C Cryogenics	E&C FinFans	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$17.2	$43.1	$—	$—	$—	$60.3
Liquefied natural gas (LNG) applications	3.4	9.0	20.5	11.8	(0.4)	44.3
Industrial gas applications	3.3	3.3	—	—	—	6.6
HVAC, power and refining applications	11.7	7.1	—	—	—	18.8
Bulk industrial gas applications	—	—	41.1	31.8	(0.4)	72.5
Packaged gas industrial applications	—	—	37.2	13.2	(0.9)	49.5
Cryobiological storage	—	—	20.2	—	—	20.2
Total	$35.6	$62.5	$119.0	$56.8	$(1.7)	$272.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

	Nine Months Ended September 30, 2019
	E&C Cryogenics	E&C FinFans	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$64.1	$193.9	$—	$1.0	$(1.5)	$257.5
Liquefied natural gas (LNG) applications	26.5	32.2	58.2	38.6	(0.1)	155.4
Industrial gas applications	17.3	—	—	—	—	17.3
HVAC, power and refining applications	23.4	45.9	—	—	(0.6)	68.7
Bulk industrial gas applications	—	—	114.2	136.3	(3.0)	247.5
Packaged gas industrial applications	—	—	109.8	40.9	(3.0)	147.7
Cryobiological storage	—	—	62.6	—	—	62.6
Total	$131.3	$272.0	$344.8	$216.8	$(8.2)	$956.7

	Nine Months Ended September 30, 2018
	E&C Cryogenics	E&C FinFans	D&S West	D&S East	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) applications	$53.1	$134.9	$—	$—	$—	$188.0
Liquefied natural gas (LNG) applications	11.7	16.8	54.4	48.3	(2.0)	129.2
Industrial gas applications	13.0	—	—	—	—	13.0
HVAC, power and refining applications	20.8	38.5	—	—	—	59.3
Bulk industrial gas applications	—	—	105.7	85.8	(1.2)	190.3
Packaged gas industrial applications	—	—	117.8	40.2	(2.9)	155.1
Cryobiological storage	—	—	59.3	—	—	59.3
Total	$98.6	$190.2	$337.2	$174.3	$(6.1)	$794.2

Total Assets	September 30, 2019	December 31, 2018
E&C Cryogenics	$447.1	$455.0
E&C FinFans	1,045.6	434.2
D&S West	441.4	420.3
D&S East	497.2	496.1
Corporate	66.5	92.1
Total	$2,497.8	$1,897.7

NOTE 4 — Revenue
Disaggregation of Revenue
The following table represents a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended September 30, 2019
	E&C Cryogenics	E&C FinFans	D&S West	D&S East	Intersegment Eliminations	Consolidated
Point in time	$1.7	$20.7	$101.2	$64.1	$(5.0)	$182.7
Over time	47.2	107.9	13.7	6.3	—	175.1
Total	$48.9	$128.6	$114.9	$70.4	$(5.0)	$357.8

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

	Three Months Ended September 30, 2018
	E&C Cryogenics	E&C FinFans	D&S West	D&S East	Intersegment Eliminations	Consolidated
Point in time	$2.3	$16.6	$102.8	$55.0	$(1.3)	$175.4
Over time	33.3	45.9	16.2	1.8	(0.4)	96.8
Total	$35.6	$62.5	$119.0	$56.8	$(1.7)	$272.2

	Nine Months Ended September 30, 2019
	E&C Cryogenics	E&C FinFans	D&S West	D&S East	Intersegment Eliminations	Consolidated
Point in time	$10.8	$58.6	$310.5	$203.0	$(8.2)	$574.7
Over time	120.5	213.4	34.3	13.8	—	382.0
Total	$131.3	$272.0	$344.8	$216.8	$(8.2)	$956.7

	Nine Months Ended September 30, 2018
	E&C Cryogenics	E&C FinFans	D&S West	D&S East	Intersegment Eliminations	Consolidated
Point in time	$10.6	$55.9	$299.3	$157.0	$(4.4)	$518.4
Over time	88.0	134.3	37.9	17.3	(1.7)	275.8
Total	$98.6	$190.2	$337.2	$174.3	$(6.1)	$794.2

Refer to Note 3, “Reportable Segments,” for a table of revenue disaggregated by product application along with the reportable segment for each category.
Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	September 30, 2019	December 31, 2018	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$224.5	$194.8	$29.7	15.2%
Unbilled contract revenue	81.6	54.5	27.1	49.7%

Contract liabilities
Customer advances and billings in excess of contract revenue	$120.5	$130.0	$(9.5)	(7.3)%
Long-term deferred revenue	1.0	1.4	(0.4)	(28.6)%

Revenue recognized for the three and nine months ended September 30, 2019 and 2018, that was included in the contract liabilities balance at the beginning of each year was $25.8, and $91.3 and $10.3 and $78.0, respectively. The amount of revenue recognized during the three and nine months ended September 30, 2019 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders.  As of September 30, 2019, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $755.6. We expect to recognize revenue on approximately 86% of the remaining performance obligations over the next 12 months and with the remaining over the next few years thereafter.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 5 — Inventories
The following table summarizes the components of inventory:

	September 30, 2019	December 31, 2018
Raw materials and supplies	$108.7	$97.7
Work in process	50.6	53.0
Finished goods	75.6	82.4
Total inventories, net	$234.9	$233.1

The allowance for excess and obsolete inventory balance at September 30, 2019 and December 31, 2018 was $9.6 and $9.0, respectively.
NOTE 6 — Investments
The following table summarizes our Investments:

	September 30, 2019	December 31, 2018
Investment in equity securities	$9.6	$—
Equity investments	6.3	2.8
Total investments	$15.9	$2.8

Investment in equity securities
During the third quarter of 2019, we made an investment in Stabilis Energy, Inc. (“Stabilis”) by converting $7.0 of a note receivable from Stabilis into an investment in their company stock. As of September 30, 2019, the value of the investment was $9.6, which reflects a $2.6 unrealized gain upon conversion and mark-to-market for this investment in equity securities recorded in other income (expense), net on the condensed consolidated statement of income and comprehensive income during the three and nine months ended September 30, 2019.
We categorize our financial assets and liabilities that are recorded at fair value into a hierarchy based on whether the inputs to valuation techniques are observable to unobservable. Level 1 inputs represent quoted prices in active markets for identical assets and liabilities as of the measurement date. The Stabilis investment is measured at fair value in the condensed consolidated balance sheet as of September 30, 2019 using Level 1 inputs.
Equity method accounting investments
Our equity investments accounted for under the equity method of accounting include a 50% ownership interest in a joint venture with Hudson Products de Mexico S.A. de CV which totaled $3.0 at September 30, 2019 and December 31, 2018. This investment is operated and managed by our joint venture partner and as such, we do not have control over the joint venture and therefore is not consolidated. Our equity in earnings from this investment was $0.3 million for both the nine months ended September 30, 2019 and 2018. Earnings for the third quarter of 2019 and 2018 were not material. Additionally, we have a 25% ownership interest in Liberty LNG which we invested in during the third quarter of 2019 which totaled $3.3 at September 30, 2019. No earnings or losses have been recorded for this investment.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 7 — Goodwill and Intangible Assets
Goodwill
As a result of our acquisition of AXC on July 1, 2019 (see Note 3, “Reportable Segments” and Note 10, “Business Combinations” for more information), we changed our reportable segments from three segments to four segments: (i) D&S East, (ii) D&S West, (iii) E&C Cryogenics, and (iv) E&C FinFans.
The following table represents the changes in goodwill by segment:

	E&C	E&C Cryogenics	E&C FinFans	D&S West	D&S East	Consolidated
Balance at December 31, 2018	$295.8	$—	$—	$151.3	$73.6	$520.7
Reallocation (1)	(295.8)	183.5	112.3	—	—	—
Foreign currency translation adjustments	—	(1.9)	(0.6)	—	(4.3)	(6.8)
Goodwill from acquisitions	—	—	240.1	—	—	240.1
Purchase price allocation adjustments (2)	—	4.3	—	0.8	38.9	44.0
Balance at September 30, 2019	$—	$185.9	$351.8	$152.1	$108.2	$798.0

Accumulated goodwill impairment loss at September 30, 2019 and December 31, 2018 (1)	$—	$40.9	$23.7	$82.5	$—	$147.1

_______________

(1)
The former E&C segment goodwill and accumulated goodwill impairment loss at December 31, 2018 was reallocated to the two new segments (E&C Cryogenics and E&C FinFans) based on their relative fair values as of July 1, 2019.

(2)
For the nine months ended September 30, 2019, preliminary purchase price allocations for certain acquisitions were adjusted by $43.2 ($4.3 in E&C Cryogenics and $38.9 in D&S East) for the VRV acquisition and $0.8 for the Skaff acquisition. See Note 10, “Business Combinations”.

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		September 30, 2019		December 31, 2018
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	13 years	$418.6	$(108.9)	$254.0	$(92.0)
Unpatented technology	11 years	91.9	(9.7)	39.4	(5.1)
Land use rights	50 years	11.8	(1.4)	12.2	(1.3)
Trademarks and trade names	14 years	6.2	(1.4)	13.5	(1.1)
Patents and other	4 years	23.1	(6.0)	14.0	(1.5)
Total finite-lived intangible assets	13 years	551.6	(127.4)	333.1	(101.0)
Indefinite-lived intangible assets:
Trademarks and trade names		153.6	—	98.3	—
Total intangible assets		$705.2	$(127.4)	$431.4	$(101.0)
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for intangible assets subject to amortization was $13.8 and $5.0 for the three months ended September 30, 2019 and 2018, respectively, and $28.3 and $15.7 for the nine months ended September 30, 2019 and 2018, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2019	$16.1
2020	52.4
2021	37.9
2022	37.8
2023	37.4

See Note 10, “Business Combinations” for further information related to intangible assets acquired during 2019 and 2018.
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
China Government Grants are presented in our unaudited condensed consolidated balance sheets as follows:

	September 30, 2019	December 31, 2018
Current	$0.5	$0.5
Long-term	7.2	7.7
Total China Government Grants	$7.7	$8.2

We also received government grants from certain local jurisdictions within the United States, which are recorded in other assets in the unaudited condensed consolidated balance sheets and were not significant for the periods presented.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 8 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	September 30, 2019	December 31, 2018
Senior secured revolving credit facilities and term loan:
Term loan due November 2024 (1)	$450.0	$—
Senior secured revolving credit facility due November 2024	149.8	—
Senior secured revolving credit facility due November 2022	—	329.3
Unamortized debt issuance costs	(5.8)	—
Senior secured revolving credit facilities and term loan, net of debt issuance costs	594.0	329.3

Convertible notes due November 2024:
Principal amount	$258.8	$258.8
Unamortized discount	(44.7)	(50.4)
Unamortized debt issuance costs	(4.0)	(4.5)
Convertible notes due November 2024, net of unamortized discount and debt issuance costs	210.1	203.9

Foreign facilities	4.3	11.2

Total debt, net of unamortized discount and debt issuance costs	808.4	544.4
Less: current maturities	(15.9)	(11.2)
Long-term debt	$792.5	$533.2

_______________

(1)	The term loan was drawn on July 1, 2019 in conjunction with the acquisition of AXC. See below for more information.
Senior Secured Revolving Credit Facilities and Term Loan
On June 14, 2019, we entered into the Fourth Amended and Restated Credit Agreement, which includes a senior secured revolving credit facility (the “SSRCF”) with a borrowing capacity of $550.0 and a $450.0 term loan (together, the “2019 Credit Facilities”). The 2019 Credit Facilities replace our previous $550.0 senior secured revolving credit facility, which was scheduled to mature on November 3, 2022. The 2019 Credit Facilities mature on June 14, 2024. The 2019 Credit Facilities bear interest at a base rate plus a margin determined on a leveraged-based scale which ranges from 25 to 125 basis points for alternative base rate loans and 125 to 225 basis points for LIBOR loans. Interest and fees are payable on a quarterly basis (or if earlier, at the end of each interest period for LIBOR loans).
Significant financial covenants for the 2019 Credit Facilities include financial maintenance covenants that, as of the last day of any fiscal quarter ending on and after June 30, 2019, (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than specified maximum ratio levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than a specified minimum ratio level. The 2019 Credit Facilities include a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At September 30, 2019, we were in compliance with all covenants.
The 2019 Credit Facilities also contain customary events of default. If such an event of default occurs, the lenders thereunder would be entitled to take various actions, including the acceleration of amounts due and all actions permitted to be taken by a secured creditor. The 2019 Credit Facilities are guaranteed by Chart and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of Chart and our U.S. subsidiaries and 65% of the capital stock of our material non-U.S. subsidiaries (as defined by the Credit Agreement) that are owned by U.S. subsidiaries.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

As of September 30, 2019, there was $450.0 in borrowings outstanding under the term loan bearing an interest rate of 3.29%. The term loan was a delayed draw loan and was not drawn until July 1, 2019 and has a defined amortization schedule, as defined by the credit agreement. Under the terms of the 2019 Credit Facility, 2.5% of the $450.0 term loan is payable annually in quarterly installments over the first two years, 5.0% is payable annually in quarterly installments over the third year, 7.5% is payable annually in quarterly installments over the fourth year and 10.0% is payable annually in quarterly installments over the fifth and final year. A ticking fee is required on the term loan, which ranges from 20 to 35 basis points of the unused balances which went into effect in July 2019 when drawn. For the three and nine months ended September 30, 2019, the ticking fee was $0.1.
We recorded $6.1 in deferred debt issuance costs, which is included in long-term debt in the condensed consolidated balance sheet at September 30, 2019, associated with the term loan, which is being amortized over its five-year term beginning in July 2019.
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
We paid $7.5 in deferred debt issuance costs related to the amended SSCRF and included $2.5 of the unamortized debt issuance costs from the prior senior secured revolving credit facility, which are presented in other assets in the condensed consolidated balance sheet at September 30, 2019 and are being amortized over the five-year term of the SSRCF. At September 30, 2019, unamortized debt issuance costs associated with the SSRCF were $9.5. In conjunction with the amendment of our credit facilities, we wrote off $0.2 in unamortized deferred debt issuance costs which related to the previous senior secured revolving credit facility.
As of September 30, 2019, there was $149.8 in borrowings outstanding under the SSRCF bearing a weighted-average interest rate of 1.99% and $61.2 in letters of credit and bank guarantees outstanding supported by the SSRCF. At September 30, 2019, the SSRCF had availability of $339.0.
The following table summarizes interest expense and financing costs amortization related to the 2019 Credit Facilities and our previous senior secured revolving credit facility:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense, term loan due November 2024	$4.6	$—	$4.6	$—
Interest expense, senior secured revolving credit facilities	1.0	2.9	6.8	8.0
Interest expense, senior secured revolving credit facilities and term loan	$5.6	$2.9	$11.4	$8.0

Financing costs amortization, senior secured revolving credit facilities and term loan	$0.8	$0.1	$1.2	$0.4

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

A conversion of the 2024 Notes may be settled in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (subject to, and in accordance with, the settlement provisions of the Indenture). The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $62.36 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024 Notes by approximately $16.0 at September 30, 2019. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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
We reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. As of September 30, 2019, events for early conversion were not met, and thus the 2024 Notes were not convertible as of and for the fiscal quarter beginning October 1, 2019. There have been no conversions as of the date of this filing.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes interest accretion of the 2024 Notes discount, 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
2024 Notes, interest accretion of convertible notes discount	$2.0	$1.9	$5.7	$5.4
2024 Notes, 1.0% contractual interest coupon	0.6	0.6	1.9	1.9
2024 Notes, total interest expense	$2.6	$2.5	$7.6	$7.3

2024 Notes, financing costs amortization	$0.2	$0.2	$0.5	$0.5

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
The following table summarizes interest accretion of the 2018 Notes discount, 2.00% contractual interest coupon, and financing costs amortization associated with the 2018 Notes:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
2018 Notes, interest accretion of convertible notes discount	$0.4	$1.9
2018 Notes, 2.0% contractual interest coupon	0.1	1.0
2018 Notes, total interest expense	$0.5	$2.9

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
Foreign Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. As of September 30,

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

2019, and December 31, 2018, respectively, we had USD equivalent $4.3 and $11.2 in borrowing outstanding under these facilitates, with additional capacity of USD equivalent $21.1 and $65.6, respectively. The Company has foreign letters of credit and bank guarantees totaling USD equivalent $12.5 and $17.1 as of September 30, 2019 and December 31, 2018, respectively. The weighted-average interest rate on these borrowings was 2.4% and 4.8% as of September 30, 2019, and December 31, 2018, respectively.
Letters of Credit
Chart Energy & Chemicals, Inc., a wholly-owned subsidiary of the Company, had $1.0 in deposits in a bank outside of the SSRCF to secure letters of credit. The deposits are treated as restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheets ($1.0 in other assets at both September 30, 2019 and December 31, 2018).
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 124% of their par value as of both September 30, 2019 and December 31, 2018. The 2024 Notes are actively quoted instruments and, accordingly, the fair value of the 2024 Notes was determined using Level 1 inputs.
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
The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2018	$8.9
Issued – warranty expense	6.3
Warranty usage	(3.8)
Balance at September 30, 2019	$11.4

NOTE 10 — Business Combinations
Air-X-Changers Acquisition
On July 1, 2019, we completed the acquisition of AXC pursuant to the previously disclosed Asset Purchase Agreement dated as of May 8, 2019 (the “AXC acquisition”). The purchase price for AXC was $599.7, including post-closing purchase price adjustments with respect to working capital. We paid $592.0 of the purchase price at closing and the final working capital adjustment of $7.7 was paid during the third quarter of 2019. We financed the purchase price for the AXC acquisition with proceeds from borrowings under the 2019 Credit Facilities and the 2019 Equity Offering. See Note 8, “Debt and Credit Arrangements” and Note 11 “Equity and Accumulated Other Comprehensive Loss” for more information. We incurred $1.2 and $4.2 in transaction related costs during the second quarter of 2019 and the third quarter of 2019, respectively, related to the AXC acquisition which were recorded in selling, general and administrative expenses on the condensed consolidated statement of income.
AXC is a leading supplier of custom engineered and manufactured ACHX for the natural gas compression and processing industry and refining and petrochemical industry in the United States. The ACHX offered by AXC is used in conditioning natural gas during recovery, compression and transportation from underground reserves through major pipeline distribution channels. In addition to natural gas compression and processing, AXC’s products are also used in the turbine lube oil cooling, landfill gas compression and liquids cooling industries. AXC’s end markets include process industries, power generation and refineries. AXC was combined with Chart’s Hudson Products business and Chart Cooler Services businesses from the prior E&C segment to create a new segment called E&C FinFans. The E&C FinFans segment is focused on our unique and broad product offering and capabilities in ACHX and fans.
We preliminarily allocated the acquisition consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. The preliminary fair value of the acquired tangible and identifiable intangible assets were determined based on inputs that are unobservable and significant to the overall

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

fair value measurement. It is also based on estimates and assumptions made by management at the time of the acquisition. As such, this was classified as Level 3 fair value hierarchy measurements and disclosures. The excess of the purchase price over the estimated fair values is assigned to goodwill.
We estimated the preliminary fair value of acquired developed technology and trademarks using the relief from royalty method. The preliminary fair values of acquired customer backlog and customer relationships were estimated using the multi-period excess earnings method. Under both the relief from royalty and multi-period excess earnings methods, the fair value models incorporated estimates of future cash flows, estimates of allocations of certain assets and cash flows, estimates of future growth rates, and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows. The estimated useful lives of identifiable finite-lived intangible assets range from one to 12 years.
During the third quarter of 2019, we prepared a preliminary fair value analyses of acquired assets and liabilities as well as certain other analyses. The acquisition consideration allocation below has been updated based on this valuation but remains preliminary. As additional information becomes available, we may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which shall not exceed twelve months from the closing of the acquisition. Any such revisions or changes may be material. Those areas that are subject to change, include the following:

•	certain assumptions regarding the backlog intangible asset valuation including its useful life,

•	finalizing the PP&E valuation and the respective useful lives for certain asset categories, and

•	finalizing the evaluation of the income tax accounting considerations, including income tax effects of the above matters.
The following table summarizes the estimated fair values of the assets and liabilities assumed in the AXC acquisition:

	September 30, 2019	Adjustments	As Previously Disclosed June 30, 2019
Net assets acquired:
Identifiable intangible assets	$304.4	$(5.6)	$310.0
Property, plant and equipment	33.3	(1.1)	34.4
Goodwill	240.1	0.8	239.3
Other assets	53.1	10.6	42.5
Liabilities	(31.2)	3.0	(34.2)
Net assets acquired	$599.7	$7.7	$592.0

Information regarding identifiable intangible assets acquired in the AXC acquisition is presented below:

	Weighted-average Estimated Useful Life	September 30, 2019	Adjustments	As Previously Disclosed June 30, 2019
Finite-lived intangible assets:
Customer relationships	12.0 years	$180.7	$1.6	$179.1
Developed technology	10.0 years	46.7	(0.3)	47.0
Backlog	1.0 year	19.8	(7.5)	27.3
Non-compete agreements	4.0 years	1.4	0.3	1.1
Total finite-lived intangible assets acquired	11.0 years	248.6	(5.9)	254.5
Indefinite-lived intangible assets:
Trademarks		55.8	0.3	55.5
Total identifiable intangible assets acquired		$304.4	$(5.6)	$310.0

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

Supplemental Pro Forma Information
The following unaudited supplemental pro forma financial information is based on our historical condensed consolidated financial statements and AXC’s historical condensed consolidated financial statements as adjusted to give effect to the July 1, 2019 AXC acquisition. The unaudited supplemental pro forma financial information for the periods presented gives effect to the acquisition as if it had occurred on January 1, 2018.
The following adjustments are reflected in the pro forma financial table below:
•Adjustment for depreciation related to the step-up in basis of the acquired property, plant and equipment and change in estimated useful lives.
•Adjustment for amortization of acquired intangible assets.
•Adjustment for the change from last in, first out (LIFO) to weighted-average cost for the acquired inventory and the associated reduction of cost of sales.
•Adjustment to reflect an increase in interest expense resulting from interest on the term loan under the 2019 Credit Facilities to finance the AXC acquisition and amortization of related debt issuance costs.
•Adjustment to reflect the change in the estimated income tax rate for federal and state purposes.
•Adjustment to reflect the increase in weighted-average shares in connection with the equity issuance.
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
The following table presents pro forma sales, net income attributable to Chart Industries, Inc., and net income attributable to Chart Industries, Inc. per common share data assuming AXC was acquired at the beginning of the 2018 fiscal year:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pro forma sales	$357.8	$324.3	$1,105.5	$939.1
Pro forma net income attributable to Chart Industries, Inc.	18.7	24.9	44.8	34.7

Pro forma net income attributable to Chart Industries, Inc. per common share, basic	$0.52	$0.71	$1.35	$0.99
Pro forma net income attributable to Chart Industries, Inc. per common share, diluted	0.51	0.67	1.28	0.96

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
The Acquisition purchase price was 191.1 million euros (equivalent to $216.1), net of cash assumed of 1.3 million euros (equivalent to $1.4), is inclusive of the base purchase price of 125.0 million euros (equivalent to $141.3) paid in cash, assumed indebtedness of VRV, which was paid off immediately at closing or shortly thereafter, of 63.7 million euros (equivalent to $72.0), and net working capital and other agreed-upon purchase price adjustments finalized during the first half of 2019 of 3.7 million euros (equivalent to $4.2) which was settled early in the second quarter of 2019. Additional indebtedness of VRV of 4.4 million euros (equivalent to $4.9) was assumed at the acquisition date and paid off during the first and second quarters of 2019. All U.S. dollar equivalent dollar amounts are based on the exchange rate as of the acquisition date. We funded the Acquisition, including the subsequent payoff of assumed indebtedness, with borrowings of 140.0 million euros (equivalent to $160.3) from our former

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

senior secured revolving credit facility and the remainder with cash on hand.
VRV, which has operations in Italy, France and India, is a diversified multinational corporation with highly automated, purpose-built facilities for the design and manufacture of pressure equipment serving the cryogenic and energy & petrochemical end markets. VRV’s results are included in our E&C Cryogenics and D&S East segments from the date of the Acquisition.
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
During the third quarter of 2019, we prepared a preliminary fair value analyses of acquired assets and liabilities as well as certain other analyses. The Acquisition consideration allocation below has been updated based on this valuation but remains preliminary. We expect to finalize the purchase price allocation and make the necessary adjustments during the fourth quarter of 2019. Any such revisions or changes may be material. Those areas that are subject to change, include the following:

•	finalizing the inventory valuation and certain other working capital accounts,

•	certain assumptions regarding the customer relationship intangible asset valuation,

•	finalizing the PP&E valuation and the respective useful lives for certain asset categories, and

•	finalizing the evaluation of the income tax accounting considerations, including income tax effects of the above matters.
The preliminary estimated useful lives of identifiable finite-lived intangible assets range from 2 to 12 years. The excess of the purchase price over the estimated fair values is assigned to goodwill. The preliminary estimated goodwill was established due to benefits including the combination of strong engineering and manufacturing cultures which will continue to further develop full service solutions for our worldwide customer base, as well as the benefits derived from the anticipated synergies of VRV integrating with Chart’s E&C Cryogenics and D&S East segments. Goodwill recorded for the VRV acquisition is not expected to be deductible for tax purposes.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the VRV acquisition as of the acquisition date:

	September 30, 2019	Adjustments	As Previously Reported December 31, 2018
Net assets acquired:
Identifiable intangible assets	$41.2	$(25.4)	$66.6
Property, plant and equipment	67.5	(3.0)	70.5
Goodwill	106.4	43.2	63.2
Other net assets	7.3	(10.6)	17.9
Debt	(4.9)	—	(4.9)
Net assets acquired	$217.5	$4.2	$213.3

During the nine month period ending September 30, 2019, net assets acquired included adjustments to other net assets and goodwill based on U.S. GAAP purchase accounting primarily due to inventory valuation and balance sheet accounts related to revenue recognition. Net assets acquired, including goodwill, was also adjusted to reflect the net working capital and other agreed-upon purchase price adjustments of $4.2 negotiated during the nine month period ending September 30, 2019.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

Information regarding preliminary identifiable intangible assets acquired in the VRV acquisition is presented below:

	Weighted-average Estimated Useful Life	September 30, 2019	Adjustments	As Previously Reported December 31, 2018
Finite-lived intangible assets:
Customer relationships	12.0 years	$14.5	$(13.6)	$28.1
Unpatented technology	12.0 years	22.2	6.3	15.9
Other identifiable intangible assets (1)	4.0 years	0.5	(11.3)	11.8
Trademarks and trade names	14.0 years	4.0	(6.8)	10.8
Total finite-lived intangible assets acquired	9.0 years	$41.2	$(25.4)	$66.6
_______________

(1)	Other identifiable intangible assets is included in “Patents and other” in Note 7, “Goodwill and Intangible Assets”.
The following unaudited supplemental pro forma sales are based on our historical consolidated financial statements and VRV’s historical consolidated financial statements as adjusted to give effect to the November 15, 2018 acquisition of VRV. The unaudited supplemental pro forma sales information for the periods presented gives effect to the Acquisition as if it had occurred on January 1, 2018. The unaudited supplemental pro forma sales for the three and nine months ended September 30, 2018 for the Company including VRV would have been approximately $297.1 and $878.2. It is impracticable to disclose the pro forma net income and pro forma net income per share information because of significant differences between Chart accounting policies following U.S. GAAP and those followed by VRV.
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
NOTE 11 — Equity and Accumulated Other Comprehensive Loss
Public Stock Offering
On June 14, 2019, we completed a public offering (the “2019 Equity Offering”), through which Chart issued and sold 4.025 shares of common stock, $0.01 par value per share, which included the full exercise of the underwriters’ option to purchase additional shares, at a price of $73.50 per share, before underwriting discounts and commissions. We received proceeds of $295.8

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

from the issuance of shares and incurred $9.5 of equity issuance costs. A portion of the proceeds from the 2019 Equity Offering was used to retire existing debt.
Accumulated Other Comprehensive Loss
The following tables represent changes in accumulated other comprehensive loss by component:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at June 30, 2019	$(21.1)	$(11.8)	$(32.9)
Other comprehensive loss	(16.7)	—	(16.7)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.3	0.3
Net current-period other comprehensive (loss) income, net of taxes	(16.7)	0.3	(16.4)
Balance at September 30, 2019	$(37.8)	$(11.5)	$(49.3)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at June 30, 2018	$(7.2)	$(9.9)	$(17.1)
Other comprehensive loss	(6.3)	—	(6.3)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.2	0.2
Net current-period other comprehensive (loss) income, net of taxes	(6.3)	0.2	(6.1)
Balance at September 30, 2018	$(13.5)	$(9.7)	$(23.2)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance as of December 31, 2018	$(17.5)	$(12.4)	$(29.9)
Other comprehensive loss	(20.3)	—	(20.3)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.9	0.9
Net current-period other comprehensive (loss) income, net of taxes	(20.3)	0.9	(19.4)
Balance at September 30, 2019	$(37.8)	$(11.5)	$(49.3)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance as of December 31, 2017	$2.2	$(10.3)	$(8.1)
Other comprehensive loss	(15.7)	—	(15.7)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.6	0.6
Net current-period other comprehensive (loss) income, net of taxes	(15.7)	0.6	(15.1)
Balance at September 30, 2018	$(13.5)	$(9.7)	$(23.2)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 12 — Earnings Per Share
The following table presents calculations of net earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income from continuing operations	$18.7	$21.5	$34.0	$35.6
Income from discontinued operations, net of taxes	—	0.7	—	4.7
Net income attributable to Chart Industries, Inc.	$18.7	$22.2	$34.0	$40.3

Earnings per common share – basic:
Income from continuing operations	$0.52	$0.70	$1.02	$1.15
Income from discontinued operations	—	0.02	—	0.15
Net income attributable to Chart Industries, Inc.	$0.52	$0.72	$1.02	$1.30

Earnings per common share – diluted:
Income from continuing operations	$0.51	$0.65	$0.97	$1.11
Income from discontinued operations	—	0.02	—	0.14
Net income attributable to Chart Industries, Inc.	$0.51	$0.67	$0.97	$1.25

Weighted average number of common shares outstanding – basic	35.76	31.03	33.28	30.97
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.38	0.85	0.44	0.83
Incremental shares issuable due to dilutive effect of convertible notes	0.59	0.93	1.04	0.34
Incremental shares issuable due to dilutive effect of warrants	—	0.14	0.29	—
Weighted average number of common shares outstanding – diluted	36.73	32.95	35.05	32.14

Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Share-based awards	0.19	0.06	0.14	0.26
Convertible note hedge (1)	0.59	0.93	1.04	0.34
Warrants	4.40	0.77	—	5.17
Total anti-dilutive securities	5.18	1.76	1.18	5.77
 _______________

(1)
The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. For further information, refer to Note 8, “Debt and Credit Arrangements.”

NOTE 13 — Income Taxes
Income tax expense from continuing operations of $9.3 and $9.7 in the nine months ended September 30, 2019 and 2018, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 21.3% and 20.6%, respectively. Income tax expense from continuing operations of $6.4 and $4.2 for the three months ended September 30, 2019 and 2018, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 25.5% and 16.0%, respectively.
The effective income tax rate of 25.5% and 21.3% for the three and nine months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with stock compensation and the effect of

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate, partially offset by losses incurred by certain of our Chinese operations for which no benefit was recorded. We expect our 2019 full year effective income tax rate to be approximately 21%.
The effective income tax rate from continuing operations of 16.0% and 20.6% for the three and nine months ended September 30, 2018, differed from the U.S. federal statutory rate of 21% primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at higher rates than the U.S. federal statutory rate as well as losses incurred by certain of our Chinese operations for which no benefit was recorded.
As of September 30, 2019 and December 31, 2018, we had a liability for gross unrecognized tax benefits from continuing operations of $2.1 and $2.3, respectively. This amount includes $1.6 and $0.1 of unrecognized tax benefits from continuing operations as of September 30, 2019 and December 31, 2018, respectively, which, if ultimately recognized, would reduce our annual effective income tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. These amounts were not significant for the periods presented.
NOTE 14 — Share-based Compensation
During the nine months ended September 30, 2019, we granted 0.13 stock options and 0.09 restricted stock units, and 0.03 performance units. The total fair value of awards granted to employees during the nine months ended September 30, 2019 was $12.3. In addition, our non-employee directors received stock awards with a total fair value of $0.5. During the nine months ended September 30, 2019, participants in our stock option plans exercised options to purchase 0.29 shares of our common stock, while 0.03 stock options were forfeited.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the nine months ended September 30, 2019, 0.12 restricted stock units and 0.02 performance units vested while 0.02 restricted stock units were forfeited.
Share-based compensation expense was $2.1 and $0.5 for the three months ended September 30, 2019 and 2018, respectively. Share-based compensation expense was $6.4 and $3.5 for the nine months ended September 30, 2019 and 2018, respectively. Share-based compensation expense for the three and nine months ended September 30, 2018 included a $0.9 credit due to forfeitures related to headcount reductions associated with the strategic realignment of our segment structure in 2018. Furthermore, share-based compensation expense for the nine months ended September 30, 2018 included a $1.8 credit due to forfeitures related to the departure of our former Chief Executive Officer (“CEO”) on June 11, 2018. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income. As of September 30, 2019, total share-based compensation of $12.1 is expected to be recognized over the weighted-average period of approximately 2.1 years.
NOTE 15 — Commitments and Contingencies
Aluminum Cryobiological Tank Recall
In April 2018, we received several customer inquiries regarding the performance of certain aluminum cryobiological tanks (in the D&S West segment) manufactured at our New Prague, Minnesota facility. An investigation determined that certain aluminum tanks manufactured at the facility during a limited certain period should be repaired or replaced.  As such, on April 23, 2018, we issued a recall notice for the impacted product lines.  Our D&S West segment recorded an expense of $3.8 to cost of sales for the during the second quarter of 2018 related to the estimated costs of the recall. As of September 30, 2019, there was no remaining liability related to the tank recall.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
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
NOTE 16 — Restructuring Activities
During the first nine months of 2019, we implemented certain cost reduction or avoidance actions, including facility consolidations in E&C Cryogenics, D&S West and E&C FinFans and a streamlining of the commercial activities surrounding our Lifecycle business in E&C Cryogenics, geographic realignment of our manufacturing capacity and a facility closure in D&S East, as well as departmental restructuring, including headcount reductions in each of these segments. These actions resulted in total restructuring costs of $1.5 and $13.3 for the three and nine months ended September 30, 2019, respectively, consisting of employee severance costs, disposals of property, plant and equipment and other costs. Restructuring costs for the first nine months of 2019 reflect a $1.6 credit to E&C Cryogenics restructuring costs recorded in the second quarter of 2019 due to the successful negotiation of a lease termination for the Lifecycle facility. We expect these restructuring activities will be substantially completed by the end of the year.
During the first nine months of 2018, we implemented certain cost reduction or avoidance actions, primarily related to departmental restructuring, including headcount reductions resulting in associated severance costs. We also executed a strategic realignment of our segment structure, which resulted in severance charges during the third quarter of 2018.
The following table is a summary of the severance and other restructuring costs, which included employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Severance:
Cost of sales	$0.8	$—	$1.8	$0.2
Selling, general, and administrative expenses	0.1	1.9	1.0	2.6
Total severance costs	0.9	1.9	2.8	2.8
Other restructuring:
Cost of sales	0.2	—	8.7	0.5
Selling, general, and administrative expenses	0.4	0.1	1.8	0.2
Total other restructuring costs	0.6	0.1	10.5	0.7

Total restructuring costs	$1.5	$2.0	$13.3	$3.5

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2019
(Dollars and shares in millions, except per share amounts) – Continued

The following tables summarize our restructuring activities for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	E&C Cryogenics	E&C FinFans	D&S West	D&S East	Corporate	Consolidated
Balance at June 30, 2019	$0.6	$—	$—	$0.7	$—	$1.3
Restructuring costs	0.2	0.6	0.4	0.3	—	1.5
Cash payments and other	(0.5)	(0.6)	(0.3)	(0.4)	—	(1.8)
Balance at September 30, 2019	$0.3	$—	$0.1	$0.6	$—	$1.0

	Three Months Ended September 30, 2018
	E&C Cryogenics	E&C FinFans	D&S West	D&S East	Corporate	Consolidated
Balance at June 30, 2018	$—	$—	$0.2	$0.1	$—	$0.3
Restructuring costs	—	0.1	—	0.1	1.8	2.0
Cash payments and other	—	(0.1)	0.6	(0.1)	—	0.4
Acquired restructuring reserve	—	—	(0.7)	—	—	(0.7)
Balance at September 30, 2018	$—	$—	$0.1	$0.1	$1.8	$2.0

	Nine Months Ended September 30, 2019
	E&C Cryogenics	E&C FinFans	D&S West	D&S East	Corporate	Consolidated
Balance at December 31, 2018	$—	$—	$—	$0.8	$0.1	$0.9
Restructuring costs	2.4	1.8	0.8	8.1	0.2	13.3
Property, plant and equipment impairment and disposals	(1.6)	—	—	(4.0)	—	(5.6)
Cash payments and other	(0.5)	(1.8)	(0.7)	(4.3)	(0.3)	(7.6)
Balance at September 30, 2019	$0.3	$—	$0.1	$0.6	$—	$1.0

	Nine Months Ended September 30, 2018
	E&C Cryogenics	E&C FinFans	D&S West	D&S East	Corporate	Consolidated
Balance at December 31, 2017	$0.1	$0.1	$1.2	$0.2	$1.1	$2.7
Restructuring costs	0.4	0.1	—	0.6	2.4	3.5
Cash payments and other	(0.5)	(0.2)	(0.4)	(0.7)	(1.7)	(3.5)
Acquired restructuring reserve	—	—	(0.7)	—	—	(0.7)
Balance at September 30, 2018	$—	$—	$0.1	$0.1	$1.8	$2.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
On July 1, 2019, we completed the acquisition of Harsco Corporation’s Air-X-Changers business (“AXC”) pursuant to the previously disclosed Asset Purchase Agreement dated as of May 8, 2019 (the “AXC acquisition”). AXC is a leading supplier of custom-engineered and manufactured air cooled heat exchangers (“ACHX”) for the natural gas compression and processing industry and refining and petrochemical industry in the United States. The ACHX offered by AXC is used in conditioning natural gas during recovery, compression and transportation from underground reserves through major pipeline distribution channels. In addition to natural gas compression and processing, AXC’s products are also used in the turbine lube oil cooling, landfill gas compression and liquids cooling industries. AXC’s end markets include process industries, power generation and refineries. The acquisition of AXC reinforces our strategic focus on core cryogenic engineering and products for the industrial gas and energy spaces. We expect the acquisition of AXC to result in significant annual cost synergies. During our first quarter of ownership, we have achieved over $12 million of cost synergies. Furthermore, we have identified another $9 million of target cost synergies, which will be achieved in addition to the $20 million originally anticipated to be achieved in the first year.
The purchase price for AXC was approximately $599.7 million, including post-closing purchase price adjustments with respect to working capital. We paid $592.0 million of the purchase price at closing and the final working capital adjustment of $7.7 million was paid during the third quarter of 2019. We incurred $4.2 million and $1.2 million in transaction related costs during the third quarter of 2019 and second quarter of 2019, respectively, related to the AXC acquisition which were recorded in selling, general and administrative expenses on the condensed consolidated statement of income. We funded the purchase price for the AXC acquisition with proceeds from the Chart common stock public offering (the “2019 Equity Offering”) and borrowings under the Fourth Amended and Restated Credit Agreement, which includes a senior secured revolving credit facility (the “SSRCF”) and a term loan (together, the “2019 Credit Facilities”) as further discussed in Liquidity and Capital Resources.
On November 15, 2018, we completed the acquisition of VRV S.r.l. and its subsidiaries (collectively “VRV”). Additionally, on December 20, 2018, we closed on the sale of all of the equity interests in our oxygen-related products business to NGK SPARK PLUG CO., LTD. (the “Divestiture”). As a result of the Divestiture, the asset group, which included our respiratory and on-site generation systems businesses, qualified for discontinued operations for the three and nine months ended September 30, 2018.
The financial information presented and discussion of results that follows is presented on a continuing operations basis.
Third Quarter 2019 Highlights
Third quarter 2019 orders of $286.2 million decreased sequentially 11.1% over the second quarter of 2019, and increased 8.5% compared to the third quarter of 2018 (decreased 9.3% organically). The sequential decrease in orders was primarily driven by the delay of orders within our Energy & Chemicals Cryogenics (“E&C Cryogenics”) and Energy & Chemicals FinFans (“E&C FinFans”) segments that were pushed to future periods. The year-over-year increase of 8.5% is primarily due to $23.3 million of VRV orders and $23.6 million of AXC orders in the third quarter of 2019. Ending backlog as of September 30, 2019 was a record $755.6 million compared to $501.5 million as of September 30, 2018.
Third quarter 2019 sales of $357.8 million increased 31.4% from the third quarter of 2018 (decreased 0.1% organically), driven by sales of $60.1 million and $25.9 million from AXC and VRV, respectively. Third quarter 2019 sales also increased 15.6% from the second quarter of 2019. The increase was largely due to $60.1 million in sales from AXC, which was acquired in July 2019.
Third quarter 2019 gross margin as a percent of sales of 28.3% decreased from 30.2% in the third quarter of 2018 and increased from 26.7% in the second quarter of 2019. The decrease in gross profit margin for the third quarter of 2019 was primarily driven by fewer high margin short lead-time replacement equipment sales as compared to the third quarter of 2018 within our E&C Cryogenics segment and unfavorable product mix within our Distribution and Storage Western Hemisphere (“D&S West”) segment, partially offset by favorable product mix within our E&C FinFans segment. Excluding the impact of AXC, the sequential increase was mainly driven by second quarter 2019 restructuring costs relative to the closing of a facility in China in our Distribution and Storage Eastern Hemisphere (“D&S East”) segment that did not reoccur in the third quarter of 2019.

Outlook
Our 2019 full year outlook reflects organic year-to-date order growth in our segments and the positive contributions from the 2018 acquisitions of VRV and Skaff Cryogenics and Cryo-Lease (together “Skaff”) as well as the July 1, 2019 acquisition of AXC.  We continue to anticipate additional liquefied natural gas (“LNG”) export facility orders in 2020. A majority of upcoming projects for U.S. LNG export have transitioned from utilizing traditional single train baseload plants to multi-train mid-scale projects, with a modular approach to achieve baseload capacities. This is important to us because multi-train mid-scale projects may use Chart’s patented IPSMR® and IPSMR®+ technology as well as our brazed aluminum heat exchangers and cold boxes as the main liquefaction heat exchanger technology. Within the third quarter, we received formal notice to proceed for Venture Global’s 10 MTPA Calcasieu Pass LNG export terminal project with a Commercial Operations Date expected in 2022. Chart will deliver the equipment on a multi-year schedule in conjunction with BHGE and Kiewit.
Not only are we seeing demand for big LNG, but also for the global LNG infrastructure build out. This is a unique opportunity for us as our Distribution and Storage and Energy and Chemicals products serve various global applications ranging from small and utility-scale LNG facilities to fueling stations to regasification plants. This buildout is occurring quickly with LNG importation occurring in 42 countries around the world including India where Chart has signed memorandums of understanding in 2019 with AG&P and IOCL to develop the emerging markets LNG infrastructure. Small scale LNG demand is also growing domestically. We made a strategic investment in Stabilis Energy, Inc. who built a 100,000 LNG gallon per day liquefier in Texas, with the intended purpose to service multiple end markets, including energy, industrial, mining, and Mexican exports. Chart supplied the liquefaction train, storage, gas pre-treatment, and truck loading facilities, which contributed to the record production levels of the plant.
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
Consolidated Results for the Three Months Ended September 30, 2019 and 2018, and June 30, 2019
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended September 30, 2019 and 2018 and June 30, 2019 (dollars in millions). Financial data for the three months ended June 30, 2019 has been included to provide additional information regarding our business trends on a sequential quarter basis.
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Quarter		Current Quarter vs. Prior Sequential Quarter
	September 30, 2019	September 30, 2018	June 30, 2019	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
E&C Cryogenics	$48.9	$35.6	$47.3	$13.3	37.4%	$1.6	3.4%
E&C FinFans	128.6	62.5	72.9	66.1	105.8%	55.7	76.4%
D&S West	114.9	119.0	113.5	(4.1)	(3.4)%	1.4	1.2%
D&S East	70.4	56.8	77.7	13.6	23.9%	(7.3)	(9.4)%
Intersegment eliminations	(5.0)	(1.7)	(1.8)	(3.3)	194.1%	(3.2)	177.8%
Consolidated	$357.8	$272.2	$309.6	$85.6	31.4%	$48.2	15.6%

Gross Profit
E&C Cryogenics	$7.9	$12.1	$10.3	$(4.2)	(34.7)%	$(2.4)	(23.3)%
E&C FinFans	39.8	14.8	20.3	25.0	168.9%	19.5	96.1%
D&S West	38.1	44.7	41.7	(6.6)	(14.8)%	(3.6)	(8.6)%
D&S East	16.3	11.2	11.3	5.1	45.5%	5.0	44.2%
Intersegment eliminations	(0.9)	(0.5)	(0.8)	(0.4)	80.0%	(0.1)	12.5%
Consolidated	$101.2	$82.3	$82.8	$18.9	23.0%	$18.4	22.2%

	Three Months Ended			Current Quarter vs. Prior Year Quarter		Current Quarter vs. Prior Sequential Quarter
	September 30, 2019	September 30, 2018	June 30, 2019	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Gross Profit Margin
E&C Cryogenics	16.2%	34.0%	21.8%
E&C FinFans	30.9%	23.7%	27.8%
D&S West	33.2%	37.6%	36.7%
D&S East	23.2%	19.7%	14.5%
Consolidated	28.3%	30.2%	26.7%

SG&A Expenses
E&C Cryogenics	$5.1	$5.1	$8.5	$—	—%	$(3.4)	(40.0)%
E&C FinFans	10.7	6.2	7.1	4.5	72.6%	3.6	50.7%
D&S West	12.0	11.6	12.7	0.4	3.4%	(0.7)	(5.5)%
D&S East	8.8	7.7	7.8	1.1	14.3%	1.0	12.8%
Corporate	20.9	15.2	14.1	5.7	37.5%	6.8	48.2%
Consolidated	$57.5	$45.8	$50.2	$11.7	25.5%	$7.3	14.5%

SG&A Expenses (% of Sales)
E&C Cryogenics	10.4%	14.3%	18.0%
E&C FinFans	8.3%	9.9%	9.7%
D&S West	10.4%	9.7%	11.2%
D&S East	12.5%	13.6%	10.0%
Consolidated	16.1%	16.8%	16.2%

Operating Income (Loss) (1) (2)
E&C Cryogenics	$3.6	$6.4	$—	$(2.8)	(43.8)%	$14.3	(133.6)%
E&C FinFans	16.2	5.7	10.3	10.5	184.2%	(3.6)	(18.2)%
D&S West	24.9	31.9	27.8	(7.0)	(21.9)%	(27.9)	(52.8)%
D&S East	7.1	3.3	2.1	3.8	115.2%	7.1	(100.0)%
Corporate (3)	(21.0)	(15.3)	(14.1)	(5.7)	37.3%	9.4	(30.9)%
Intersegment eliminations	(0.9)	(0.5)	(0.8)	(0.4)	80.0%	0.7	(43.8)%
Consolidated	$29.9	$31.5	$25.3	$(1.6)	(5.1)%	$—	—%

Operating Margin
E&C Cryogenics	7.4%	18.0%	—%
E&C FinFans	12.6%	9.1%	14.1%
D&S West	21.7%	26.8%	24.5%
D&S East	10.1%	5.8%	2.7%
Consolidated	8.4%	11.6%	8.2%
_______________

(1)	Restructuring costs for the three months ended:

•	September 30, 2019 were $1.5 million ($0.2 million – E&C Cryogenics, $0.6 million – E&C FinFans, $0.4 million – D&S West, and $0.3 million – D&S East).

•	September 30, 2018 were $2.0 million ($0.1 million – E&C FinFans, $0.1 million – D&S East, and $1.8 million – Corporate).

•	June 30, 2019 were $4.4 million ($(1.1) million – E&C Cryogenics, $0.1 million – D&S West, and $5.4 million – D&S East.

(2)
Includes $0.8 related to AXC integration activities (E&C FinFans: $0.7, Corporate: $0.1), and $0.6 (D&S East: $0.2, Corporate: $0.4) related to VRV integration activities for the three months ended September 30, 2019.

(3)	Includes transaction-related costs of $4.3 million, $2.0 million and $1.8 million for the three months ended September 30, 2019, September 30, 2018, and June 30, 2019, respectively.
Results of Operations for the Three Months Ended September 30, 2019 and 2018, and June 30, 2019
Sales for the third quarter of 2019 compared to the same quarter in 2018 increased $85.6 million, from $272.2 million to $357.8 million, or 31.4% (decreased 0.1% organically), driven by sales of $60.1 million and $25.9 million from AXC and VRV, respectively. Sales for VRV, included in both the E&C Cryogenics and D&S East segment results since the November 15, 2018 acquisition date were $25.9 million (E&C Cryogenics: $13.5 million, D&S East: $12.4 million). AXC sales of $60.1 million are included in the E&C FinFans segment results since the July 1, 2019 acquisition date. Excluding the impact of VRV and AXC, the slight decrease in sales was primarily driven by a decline in LNG vehicle tank sales in our D&S West segment. This decrease was partially offset by an increase in axial flow fans revenues in the E&C FinFans segment. Sequentially, sales increased 15.6% mainly due to AXC sales of $60.1 million in the third quarter of 2019. Excluding AXC, sales decreased by 3.8% primarily in the D&S West and D&S East segments with a slight increase in E&C Cryogenics sales. The China market is experiencing a slowdown as tariffs and economic uncertainty have reduced investments. LNG and bulk tank sales in Asia have also declined.
Gross profit increased during the third quarter of 2019 compared to the third quarter of 2018 by $18.9 million or 23.0% (decreased 3.9% organically), driven by gross profit of $17.7 million and $4.4 million from AXC and VRV, respectively. Excluding AXC and VRV, gross profit decreased by $3.2 million primarily due to lower volume within our D&S West segment, and the related margin decreased from 30.2% in the third quarter of 2018 to 29.1% in the third quarter of 2019, which was primarily driven by fewer high margin short lead-time replacement equipment sales as compared to the third quarter of 2018 within our E&C Cryogenics segment and unfavorable product mix within our D&S West segment, partially offset by favorable product mix within our E&C FinFans segment. Sequentially over the second quarter of 2019, gross profit increased by $18.4 million, or 22.2% (0.8% organically), driven by AXC gross profit of $17.7 million. Excluding the impact of AXC, gross profit increased by $0.7 million while the related margin increased from 26.7% in the second quarter of 2019 to 28.0% in the third quarter of 2019 mainly driven by second quarter 2019 restructuring costs relative to the closing of a facility in China in our D&S East segment that did not reoccur in the third quarter of 2019.
Selling, general and administrative (“SG&A”) expenses increased by $11.7 million ($3.3 million organically), or 25.5% (7.2% organically), during the third quarter of 2019 compared to the third quarter of 2018. This increase was largely driven by SG&A expenses associated with the acquisitions of VRV and AXC. SG&A expenses of $57.5 million for the third quarter of 2019 includes restructuring costs of $0.5 million and transaction-related costs, integration costs and other one-time costs of $7.3 million as well as commercial and legal settlement costs of $1.3 million. SG&A expenses of $45.8 million for the third quarter of 2018 includes restructuring costs of $2.0 million and transaction-related costs of $2.0 million. Excluding these costs, SG&A was $48.4 million or 13.5% of sales for the three months ended September 30, 2019 and $41.8 million or 15.4% of sales for the three months ended September 30, 2018, which is an improvement of 190 basis points and reflects lower required SG&A through our integration activities. SG&A expenses increased $7.3 million or 14.5% in the third quarter of 2019 from the second quarter of 2019. Excluding the impact of transaction related costs of $4.3 million related to AXC and $1.8 million related to VRV for the third quarter of 2019 and the second quarter of 2019, respectively, and restructuring charges of $0.5 million and $0.4 million for the third quarter of 2019 and second quarter of 2019, respectively, SG&A expenses decreased by $5.4 million or 10.8% during the third quarter of 2019 compared to the second quarter of 2019.
During third quarter 2019, we implemented certain cost reduction or avoidance actions, including facility closures and relocations in both our E&C FinFans and D&S West segments. These actions resulted in restructuring costs of $1.5 million, primarily for severance in the third quarter of 2019, which were recorded in cost of sales ($1.0 million) and SG&A ($0.5 million). We anticipate these restructuring actions will result in incremental annualized savings of $5.5 million and an anticipated positive impact of $1.3 million on 2019 results. Restructuring costs were $2.0 million in the third quarter of 2018 and were recorded in SG&A expenses. These restructuring costs were related to our strategic realignment of our segment structure, including headcount reductions resulting in associated severance costs.
Interest Expense, Net
Net interest expense for the three months ended September 30, 2019 and 2018 was $7.8 million and $5.3 million, respectively. Interest expense for the three months ended September 30, 2019 included $0.6 million of 1.0% cash interest and $2.0 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2024, and $5.6 million in interest related to borrowings on the 2019 Credit Facilities.

Other (Income), Net
For the three months ended September 30, 2019 other income was $3.0 million as compared to $0.0 million for the three months ended September 30, 2018. The increase of $3.0 million in income was primarily driven by an unrealized gain on our investment in equity securities of $2.6 million.
Income Tax Expense
Income tax expense of $6.4 million and $4.2 million for three months ended September 30, 2019 and 2018 and represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 25.5% and 16.0%, respectively. The effective income tax rate of 25.5% for the three months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to income taxes on certain foreign entities earnings being taxed at higher rates than the U.S. federal statutory rate and certain Chinese operations losses for which no benefit was recorded, partially offset by tax benefits associated with share-based compensation.
The effective income tax rate of 16.0% for the three months ended September 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at higher rates than the federal statutory rate as well as losses incurred by certain of our Chinese operations for which no benefit was recorded.
Net Income from Continuing Operations
As a result of the foregoing, net income from continuing operations attributable to the Company for the three months ended September 30, 2019 and 2018 was $18.7 million and $21.5 million, respectively.
Discontinued Operations
The results from our oxygen-related products business formerly reported in our BioMedical segment are reflected in our unaudited condensed consolidated financial statements as discontinued operations for the prior period presented. For further information, refer to Note 2, “Discontinued Operations.”
Consolidated Results for the Nine Months Ended September 30, 2019 and 2018.
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the nine months ended September 30, 2019 and 2018 (dollars in millions):
Selected Financial Information

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2019	September 30, 2018	Variance ($)	Variance (%)
Sales
E&C Cryogenics	$131.3	$98.6	$32.7	33.2%
E&C FinFans	272.0	190.2	81.8	43.0%
D&S West	344.8	337.2	7.6	2.3%
D&S East	216.8	174.3	42.5	24.4%
Intersegment eliminations	(8.2)	(6.1)	(2.1)	34.4%
Consolidated	$956.7	$794.2	$162.5	20.5%
Gross Profit
E&C Cryogenics	$18.3	$22.0	$(3.7)	(16.8)%
E&C FinFans	79.4	45.6	33.8	74.1%
D&S West	119.2	119.0	0.2	0.2%
D&S East	36.7	37.1	(0.4)	(1.1)%
Intersegment eliminations	(2.5)	(1.7)	(0.8)	47.1%
Consolidated	$251.1	$222.0	$29.1	13.1%

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2019	September 30, 2018	Variance ($)	Variance (%)
Gross Profit Margin
E&C Cryogenics	13.9%	22.3%
E&C FinFans	29.2%	24.0%
D&S West	34.6%	35.3%
D&S East	16.9%	21.3%
Consolidated	26.2%	28.0%
SG&A Expenses
E&C Cryogenics	$22.6	$16.8	$5.8	34.5%
E&C FinFans	24.6	18.8	5.8	30.9%
D&S West	38.0	37.7	0.3	0.8%
D&S East	26.5	22.8	3.7	16.2%
Corporate	51.3	44.4	6.9	15.5%
Consolidated	$163.0	$140.5	$22.5	16.0%
SG&A Expenses (% of Sales)
E&C Cryogenics	17.2%	17.0%
E&C FinFans	9.0%	9.9%
D&S West	11.0%	11.2%
D&S East	12.2%	13.1%
Consolidated	17.0%	17.7%
Operating Income (Loss) (1)
E&C Cryogenics	$(7.1)	$2.9	$(10.0)	(344.8)%
E&C FinFans	36.0	17.9	18.1	101.1%
D&S West (2)	77.7	77.7	—	—%
D&S East	7.1	13.5	(6.4)	(47.4)%
Corporate (3) - (5)	(51.4)	(44.5)	(6.9)	15.5%
Intersegment eliminations	(2.5)	(1.7)	(0.8)	47.1%
Consolidated	$59.8	$65.8	$(6.0)	(9.1)%
Operating Margin (Loss)
E&C Cryogenics	(5.4)%	2.9%
E&C FinFans	13.2%	9.4%
D&S West	22.5%	23.0%
D&S East	3.3%	7.7%
Consolidated	6.3%	8.3%

_______________
(1) Restructuring costs for the nine months ended:

•	September 30, 2019 were $13.3 million ($2.4 million – E&C Cryogenics, $1.8 million – E&C FinFans, $0.8 million – D&S West, $8.1 million – D&S East, and $0.2 million – Corporate).

•	September 30, 2018 were $3.5 million ($0.4 million – E&C Cryogenics, $0.1 million E&C FinFans, $0.6 million – D&S East, and $2.4 million – Corporate).

(2)	Includes an expense of $3.8 million recorded to cost of sales related to the estimated costs of the aluminum cryobiological tank recall for the nine months ended September 30, 2018.

(3)	Includes transaction-related costs of $7.0 million and $4.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

(4)
Includes $0.8 million related to AXC integration activities (E&C FinFans: $0.7 million, Corporate: $0.1 million), and $1.8 million (D&S East: $0.2 million, Corporate: $1.6 million) related to VRV integration activities for the nine months ended September 30, 2019.

(5)
Includes net severance costs of $1.4 million related to the departure of our former CEO on June 11, 2018, which includes $3.2 million in payroll severance costs partially offset by a $1.8 million credit due to related share-based compensation forfeitures for the nine months ended September 30, 2018.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018
Sales for the nine months ended September 30, 2019 compared to the same period in 2018 increased $162.5 million, from $794.2 million to $956.7 million, or 20.5% (3.2% organically), with increases across all segments. Sales for VRV, included in both the E&C Cryogenics and D&S East segment results since the November 15, 2018 acquisition date were $77.0 million (E&C Cryogenics: $35.0 million, D&S East: $42.0 million). AXC sales of $60.1 million are included in the E&C FinFans segment results since the July 1, 2019 acquisition date. Excluding the impact of VRV and AXC, sales growth was primarily driven by axial flow fans revenues in our E&C FinFans segment and an increase in sales within our D&S West segment related to systems and cryobiological storage products which was partially offset by a decline in packaged gas.
Gross profit increased during the nine months ended September 30, 2019 compared to the same period in 2018 by $29.1 million or 13.1% (1.4% organically), driven by gross profit of $17.7 million and $8.2 million from AXC and VRV, respectively. Excluding AXC and VRV, gross profit increased by $3.2 million. Gross profit included restructuring costs of $10.5 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively, which during the first nine months of the year were related to cost reduction or avoidance actions, including facility consolidations in E&C Cryogenics, D&S West and E&C FinFans and a streamlining of the commercial activities surrounding our aftermarket services business in E&C Cryogenics, geographic realignment of our manufacturing capacity and a facility closure in D&S East, as well as departmental restructuring, including headcount reductions in each of these segments. We anticipate these restructuring actions will result in incremental annualized savings of $13.0 million and an anticipated positive impact of $5.4 million on 2019 results. Excluding the impact of the AXC and VRV acquisitions and restructuring costs, gross profit increased by $13.0 million, or 5.5%, primarily driven by higher volume of axial flow fans sales within our E&C FinFans segment. Gross margin as a percent of sales of 26.2% for the nine months ended September 30, 2019 decreased from 28.0% in the same period in 2018. Excluding the impact of the AXC and VRV acquisitions and restructuring costs, gross margin as a percent of sales for the nine months ended September 30, 2019 of 28.8% increased from 27.9% in the same period in 2018.
SG&A expenses increased by $22.5 million ($5.4 million organically), or 16.0% (3.8% organically), during the nine months ended September 30, 2019 compared to the same period in 2018, driven by SG&A expenses of $5.2 million and $11.9 million from AXC and VRV, respectively. Furthermore, transaction-related costs related to the acquisitions of AXC and VRV were $7.0 million for the nine months ended September 30, 2019. Excluding the impact of transaction-related costs, SG&A expenses was 16.6% of sales for the nine months ended September 30, 2019 compared to 16.8% for the nine months ended September 30, 2018.
Interest Expense, Net
Net interest expense for the nine months ended September 30, 2019 and 2018 was $18.5 million and $17.9 million, respectively. Interest expense for the nine months ended September 30, 2019 included $1.9 million of 1.0% cash interest and $5.7 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2024, and $11.4 million in interest related to borrowings on our previous and current senior secured revolving credit facility and term loan.
Other (Income) Expense, Net
For the nine months ended September 30, 2019 other income was $2.3 million as compared to an other loss of $0.8 million for the nine months ended September 30, 2018. The change in other (income) expense, net was primarily driven by an unrealized gain on our investment in equity securities of $2.6 million.
Income Tax Expense
Income tax expense of $9.3 million and $9.7 million for nine months ended September 30, 2019 and 2018 and represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 21.3% and 20.6%, respectively. The effective income tax rate of 21.3% for the nine months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits associated with share-based compensation and income taxes on certain foreign entities earnings being taxed at higher rates than the U.S. federal statutory rate, partially offset by certain Chinese operations losses for which no benefit was recorded.
The effective income tax rate of 20.6% for the nine months ended September 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to the effect of income earned by certain of the Company’s foreign entities being taxed at higher rates than the federal statutory rate as well as losses incurred by certain of our Chinese operations for which no benefit was recorded.

Net Income from Continuing Operations
As a result of the foregoing, net income from continuing operations attributable to the Company for the nine months ended September 30, 2019 and 2018 was $34.0 million and $35.6 million, respectively.
Discontinued Operations
The results from our oxygen-related products business formerly reported in our BioMedical segment are reflected in our unaudited condensed consolidated financial statements as discontinued operations for the prior period presented. For further information, refer to Note 2, “Discontinued Operations.”
Segment Results
In connection with our acquisition of AXC on July 1, 2019, our reportable segments changed from three segments to four segments: (i) D&S East, (ii) D&S West, (iii) E&C Cryogenics, and (iv) E&C FinFans. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. For further information, refer to Note 3, “Reportable Segments” note of our unaudited condensed consolidated financial statements included elsewhere in this report.
The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the nine months ended September 30, 2019 and 2018 (dollars in millions):
E&C Cryogenics
Results for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	September 30, 2019	September 30, 2018	Variance ($)	Variance (%)
Sales	$48.9	$35.6	$13.3	37.4%
Gross Profit	7.9	12.1	(4.2)	(34.7)%
Gross Profit Margin	16.2%	34.0%
SG&A Expenses	$5.1	$5.1	$—	—%
SG&A Expenses (% of Sales)	10.4%	14.3%
Operating Income	$3.6	$6.4	$(2.8)	(43.8)%
Operating Margin	7.4%	18.0%
For the third quarter of 2019, E&C Cryogenics segment sales increased as compared to the same quarter in 2018. Sales for VRV, included in the E&C Cryogenics segment results since the acquisition date, November 15, 2018, were $13.5 million for the three months ended September 30, 2019. Excluding the impact of VRV, sales were relatively flat at $35.4 million compared to $35.6 million for the prior-year period as customers focused on utilizing existing inventory rather than placing new orders. Cold box projects increased $7.9 million but were more than offset by a $9.3 million decrease in aftermarket services revenue due to lower field service work.
For the third quarter of 2019, E&C Cryogenics segment gross profit decreased by $4.2 million (decreased by $6.3 million, organically) as compared to the same quarter in 2018. The decrease in gross profit and the related margin was primarily due to fewer high margin short lead-time replacement equipment sales as compared to the third quarter of 2018 and less favorable brazed aluminum heat exchangers product mix.
E&C Cryogenics segment SG&A expenses was flat at $5.1 million for both the third quarter of 2019 and the same quarter in 2018.

Results for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2019	September 30, 2018	Variance ($)	Variance (%)
Sales	$131.3	$98.6	$32.7	33.2%
Gross Profit	18.3	22.0	(3.7)	(16.8)%
Gross Profit Margin	13.9%	22.3%
SG&A Expenses	$22.6	$16.8	$5.8	34.5%
SG&A Expenses (% of Sales)	17.2%	17.0%
Operating Income	$(7.1)	$2.9	$(10.0)	(344.8)%
Operating Margin	(5.4)%	2.9%
For the first nine months of 2019, E&C Cryogenics segment sales increased as compared to the same period in 2018. Sales for VRV, included in the E&C Cryogenics segment results since the acquisition date, November 15, 2018, were $35.0 million for the nine months ended September 30, 2019. Excluding the impact of VRV, sales decreased mainly due to lower field service work associated with our aftermarket services business, which was partially offset by higher volume in brazed aluminum heat exchangers.
For the first nine months of 2019, E&C Cryogenics segment gross profit decreased by $3.7 million (decreased by $6.5 million, organically) as compared to the same period in 2018. The decrease in gross profit and the related margin was primarily due to fewer high margin short lead-time replacement equipment sales as compared to the third quarter of 2018 and less favorable brazed aluminum heat exchangers product mix.
E&C Cryogenics segment SG&A expenses increased during the first nine months of 2019 as compared to the same period in 2018 primarily driven by SG&A expenses of $5.1 million related to the VRV acquisition as well as higher costs related to payroll, bad debt and insurance costs. Excluding VRV costs, SG&A expenses as a percent of sales was 13.3% for the first nine months of 2019 compared to 17.0% for the first nine months of 2018.
E&C FinFans
Results for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2019	September 30, 2018	Variance ($)	Variance (%)
Sales	$128.6	$62.5	$66.1	105.8%
Gross Profit	39.8	14.8	25.0	168.9%
Gross Profit Margin	30.9%	23.7%
SG&A Expenses	$10.7	$6.2	$4.5	72.6%
SG&A Expenses (% of Sales)	8.3%	9.9%
Operating Income	$16.2	$5.7	$10.5	184.2%
Operating Margin	12.6%	9.1%
For the third quarter of 2019, E&C FinFans segment sales increased as compared to the same quarter in 2018 primarily due to the AXC acquisition. Sales for AXC, included in the E&C FinFans segment results since the acquisition date, July 1, 2019 were $60.1 million for the three months ended June 30, 2019. Excluding the impact of AXC, sales increased mainly due to higher axial flow fan sales.
For the third quarter of 2019, E&C FinFans segment gross profit increased by $25.0 million (increased by $7.3 million, organically) as compared to the same quarter in 2018. Excluding the impact of AXC, gross profit as a percentage of E&C FinFans sales increased primarily due to higher volume of axial flow fan sales and the related margin increased mainly due to product mix.
E&C FinFans segment SG&A expenses increased during the third quarter of 2019 as compared to the same quarter in 2018 primarily driven by the AXC acquisition, which added SG&A expenses of $5.2 million.

Results for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended		Current Quarter vs. Prior Year Quarter
	September 30, 2019	September 30, 2018	Variance ($)	Variance (%)
Sales	$272.0	$190.2	$81.8	43.0%
Gross Profit	79.4	45.6	33.8	74.1%
Gross Profit Margin	29.2%	24.0%
SG&A Expenses	$24.6	$18.8	$5.8	30.9%
SG&A Expenses (% of Sales)	9.0%	9.9%
Operating Income	$36.0	$17.9	$18.1	101.1%
Operating Margin	13.2%	9.4%
For the first nine months of 2019, E&C FinFans segment sales increased as compared to the same period in 2018. Sales for AXC, included in the E&C FinFans segment results since the acquisition date, July 1, 2019, were $60.1 million for the nine months ended September 30, 2019. Excluding the impact of AXC, sales increased mainly due to higher axial flow fan sales.
For the first nine months of 2019, E&C FinFans segment gross profit increased by $33.8 million (increased by $16.1 million, organically) as compared to the same period in 2018. Excluding restructuring charges of $1.6 million the first nine months of 2019, gross profit increased by $35.4 million or 77.6%. Excluding the impact of AXC, gross profit as a percentage of E&C FinFans sales increased primarily due to higher volume for axial flow fans and the related margin increased mainly due to product mix.
E&C FinFans segment SG&A expenses increased during the first nine months of 2019 as compared to the same period in 2018 primarily driven by the AXC acquisition, which added $5.2 million in SG&A expenses.
D&S West
Results for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	September 30, 2019	September 30, 2018	Variance ($)	Variance (%)
Sales	$114.9	$119.0	$(4.1)	(3.4)%
Gross Profit	38.1	44.7	(6.6)	(14.8)%
Gross Profit Margin	33.2%	37.6%
SG&A Expenses	$12.0	$11.6	$0.4	3.4%
SG&A Expenses (% of Sales)	10.4%	9.7%
Operating Income	$24.9	$31.9	$(7.0)	(21.9)%
Operating Margin	21.7%	26.8%
D&S West segment sales decreased during the third quarter of 2019 as compared to the same quarter in 2018 primarily due to lower hydrogen LNG sales and packaged industrial gas sales.
D&S West segment gross profit decreased during the third quarter of 2019 as compared to the same quarter in 2018 primarily due to volume, and the related margin decreased due to unfavorable product mix relative to bulk tanks in the U.S. and cryobiological tanks in Asia.
D&S West segment SG&A expenses increased slightly during the third quarter of 2019 as compared to the same quarter in 2018 due to prior year restructuring costs.

Results for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2019	September 30, 2018	Variance ($)	Variance (%)
Sales	$344.8	$337.2	$7.6	2.3%
Gross Profit	119.2	119.0	0.2	0.2%
Gross Profit Margin	34.6%	35.3%
SG&A Expenses	$38.0	$37.7	$0.3	0.8%
SG&A Expenses (% of Sales)	11.0%	11.2%
Operating Income	$77.7	$77.7	$—	—%
Operating Margin	22.5%	23.0%
D&S West segment sales increased during the first nine months of 2019 as compared to the same period in 2018 primarily due to an increase in sales related to systems and cryobiological storage products which was partially offset by a decline in packaged gas.
D&S West segment gross profit increased slightly during the first nine months of 2019 as compared to the same period in 2018 mainly driven by unfavorable price variances on industrial gas products.
D&S West segment SG&A expenses were flat during the first nine months of 2019 as compared to the same period in 2018.
D&S East
Results for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	September 30, 2019	September 30, 2018	Variance ($)	Variance (%)
Sales	$70.4	$56.8	$13.6	23.9%
Gross Profit	16.3	11.2	5.1	45.5%
Gross Profit Margin	23.2%	19.7%
SG&A Expenses	$8.8	$7.7	$1.1	14.3%
SG&A Expenses (% of Sales)	12.5%	13.6%
Operating Income	$7.1	$3.3	$3.8	115.2%
Operating Margin	10.1%	5.8%
For the third quarter of 2019, D&S East segment sales increased as compared to the same quarter in 2018. Sales for VRV, included in the D&S East segment results since the acquisition date, November 15, 2018, were $12.4 million for the three months ended September 30, 2019. Excluding the impact of VRV, sales were relatively flat with favorable sales of trailers and LNG fueling stations in Europe offset by lower sales in China largely relative to a decline in bulk tanks and packaged gas products.
During the third quarter of 2019, D&S East segment gross profit increased by $5.1 million (increased by $2.8 million, organically) as compared to the same quarter in 2018. Gross profit as a percentage of sales increased due to favorable trailers product mix in Europe which was partially offset by VRV and unutilized manufacturing capacity in China.
D&S East segment SG&A expenses increased to $8.8 million for the third quarter of 2019 as compared to $7.7 million for the same quarter in 2018, primarily related to VRV.

Results for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2019	September 30, 2018	Variance ($)	Variance (%)
Sales	$216.8	$174.3	$42.5	24.4%
Gross Profit	36.7	37.1	(0.4)	(1.1)%
Gross Profit Margin	16.9%	21.3%
SG&A Expenses	$26.5	$22.8	$3.7	16.2%
SG&A Expenses (% of Sales)	12.2%	13.1%
Operating (Loss) Income	$7.1	$13.5	$(6.4)	(47.4)%
Operating (Loss) Margin	3.3%	7.7%
For the first nine months of 2019, D&S East segment sales increased as compared to the same period in 2018. Sales for VRV, included in the D&S East segment results since the acquisition date, November 15, 2018, were $42.0 million for the nine months ended September 30, 2019. Excluding the impact of VRV, sales were relatively flat with favorable sales of trailers, standard tanks and packaged gas tanks in Europe offset by lower sales in China largely relative to a decline in LNG and bulk products.
During the first nine months of 2019, D&S East segment gross profit and the related margin percentage decreased by $0.4 million (decreased by $5.8 million, organically) as compared to the same period in 2018. Excluding restructuring charges of $7.5 million and $0.5 million, respectively, gross profit increased by $6.6 million. The restructuring charges that negatively impacted the D&S East gross profit and the related margin percentage were primarily related to restructuring costs relative to the closing of our production of brazed aluminum heat exchangers and vehicle tanks in China in 2019 and 2018.
D&S East segment SG&A expenses increased during the first nine months of 2019 as compared to the same period in 2018 primarily driven by the $6.8 million related to VRV. Excluding the impact of the VRV acquisition, SG&A expenses decreased by $3.1 million or 13.6%, mainly driven by lower employee-related costs in China due to workforce reductions.
Corporate
Corporate SG&A expenses increased by $5.7 million during the third quarter of 2019 as compared to the same quarter in 2018 primarily due to payroll and related costs as well as costs associated with the acquisition of AXC. Corporate SG&A expenses increased by $6.9 million during the first nine months of 2019 as compared to the same period in 2018 primarily due to increases in share-based compensation and acquisition costs, which were partially offset by a decline in payroll costs.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Our debt instruments and related covenants are described in Note 8, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included elsewhere in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $80.7 million at September 30, 2019, a decrease of $37.4 million from the balance at December 31, 2018. Our foreign subsidiaries held cash of approximately $55.6 million and $71.4 million, at September 30, 2019, and December 31, 2018, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due November 2024 (“SSRCF”) or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, and investments in properties, facilities, and equipment for the foreseeable future.
Cash provided by operating activities was $55.3 million for the nine months ended September 30, 2019, a decrease of $8.3 million from the balance at September 30, 2018 primarily due to a decrease in operating cash provided by working capital. The decrease in working capital was primarily due to the timing of collections on accounts receivable and payments on amounts due.

Cash used in investing activities was $633.4 million and $38.1 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, we used approximately $600 million for the acquisition of AXC with proceeds from a common stock offering and borrowings under our SSRCF and term loan due November 2024, and we paid $26.7 million for capital expenditures. During the nine months ended September 30, 2018, we paid $12.5 million for the Skaff acquisition and $26.4 million for capital expenditures.
Cash provided by financing activities was $547.2 million and $7.3 million for the nine months ended September 30, 2019 and 2018. During the nine months ended September 30, 2019, we borrowed $450.0 under the term loan and received proceeds of $295.8 million from the 2019 Equity Offering to fund the AXC acquisition. During the nine months ended September 30, 2019, we borrowed $202.6 million on our SSRCF to fund working capital needs and to fund a portion of the AXC acquisition and repaid $384.2 million in SSRCF borrowings. We received $9.4 million in proceeds from stock option exercises and used $2.8 million for the purchase of common stock which was surrendered to cover tax withholding elections during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, we borrowed $182.0 million on our previous senior secured revolving credit facility mainly to fund the settlement of convertible notes due August 2018, working capital needs and the Skaff acquisition. We repaid $122.5 million in previous senior secured revolving credit facility borrowings during the nine months ended September 30, 2018. We also borrowed 40.0 million Chinese yuan (equivalent to $6.3 million) and repaid 5.0 million Chinese yuan (equivalent to $0.8 million) on certain of our foreign facilities. We repaid 20.0 million Chinese yuan (equivalent to $3.0 million) on a term loan associated with our foreign facilities. We received $5.4 million in proceeds from stock option exercises and used $2.4 million for the purchase of common stock which was surrendered to cover tax withholding elections during the nine months ended September 30, 2018.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2019. During the first half of October 2019, we experienced strong cash collections within our D&S West segment, and expect this trend to drive positive operating cash flows for the fourth quarter of 2019. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. Our convertible notes due 2024 currently do not meet the requirements for early conversion.  Capital expenditures for the remaining three months of 2019 is expected to be in the range of $10.0 million to $15.0 million.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of September 30, 2019 was $755.6 million compared to $501.5 million as of September 30, 2018 and $752.8 million as of June 30, 2019.
The tables below represents orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	September 30, 2019	September 30, 2018	June 30, 2019
Orders
E&C Cryogenics	$35.1	$23.5	$49.6
E&C FinFans	63.0	61.4	77.8
D&S West	111.6	103.3	115.8
D&S East	76.5	75.6	78.8
Consolidated	$286.2	$263.8	$322.0

	As of
	September 30, 2019	September 30, 2018	June 30, 2019
Backlog
E&C Cryogenics	$288.3	$94.9	$301.9
E&C FinFans	136.4	131.1	117.4
D&S West	127.1	130.7	130.1
D&S East	203.8	144.8	203.4
Consolidated	$755.6	$501.5	$752.8
E&C Cryogenics segment orders for the three months ended September 30, 2019 were $35.1 million compared to $23.5 million for the three months ended September 30, 2018 and $49.6 million for the three months ended June 30, 2019. E&C Cryogenics segment orders include $10.8 million and $15.4 million in orders related to VRV for the three months ended September 30, 2019 and June 30, 2019, respectively.
E&C Cryogenics segment backlog totaled $288.3 million as of September 30, 2019, compared to $94.9 million as of September 30, 2018 and $301.9 million as of June 30, 2019. E&C Cryogenics segment backlog as of September 30, 2019 and June 30, 2019 includes $43.4 million and $46.2 million related to VRV, respectively. Excluding VRV, the increase in backlog as compared to the balance as of September 30, 2018 was primarily driven by petrochemical and natural gas processing applications and Venture Global’s Calcasieu Pass LNG export terminal project. Included in E&C Cryogenics segment backlog for all periods presented is approximately $40.0 million related to the previously announced Magnolia LNG order where production release is delayed until early 2020.
E&C FinFans segment orders for the three months ended September 30, 2019 were $63.0 million compared to $61.4 million for the three months ended September 30, 2018 and $77.8 million for the three months ended June 30, 2019. E&C FinFans segment orders included $23.6 million in orders related to AXC for the three months ended September 30, 2019. E&C FinFans segment backlog totaled $136.4 million as of September 30, 2019, compared to $131.1 million as of September 30, 2018 and $117.4 million as of June 30, 2019. E&C FinFans backlog as of September 30, 2019 includes $47.7 million related to AXC.
D&S West segment orders for the three months ended September 30, 2019 were $111.6 million compared to $103.3 million for the three months ended September 30, 2018, and $115.8 million for the three months ended June 30, 2019. The increase was driven by an increase in systems hydrogen and LNG vehicle tank sales, which was partially offset by a decrease in standard tank sales. D&S West segment backlog totaled $127.1 million at September 30, 2019 compared to $130.7 million as of September 30, 2018 and $130.1 million as of June 30, 2019.
D&S East segment orders for the three months ended September 30, 2019 were $76.5 million compared to $75.6 million for the three months ended September 30, 2018 and $78.8 million for the three months ended June 30, 2019. D&S East segment orders include $12.5 million and $12.4 million in orders related to VRV for the three months ended September 30, 2019 and June 30, 2019, respectively. The slight decrease from the second quarter of 2019 in D&S East segment orders was mainly attributable to lower orders in trailers, mobile tanks and packaged gas in Europe partially offset by an increase in orders relative to LNG, bulk tanks and packaged gas in Asia. Excluding the impact of VRV, D&S orders during the third quarter of 2019 were lower as compared to the third quarter of 2018 primarily due to fewer orders for bulk tanks in Asia and trailers in Europe relative to a particularly strong third quarter of 2018. D&S East segment backlog at September 30, 2019 totaled $203.8 million compared to $144.8 million as of September 30, 2018 and $203.4 million as of June 30, 2019.
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

Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business, including statements regarding revenues, cost synergies, accretion and earnings related to recently completed acquisitions, including the recent acquisition of AXC. In some cases, Forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “outlook,” “guidance,” “continue,” “target,” or the negative of such terms or comparable terminology.
Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business trends, cost synergies and savings objectives and government initiatives, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. These include: those found in the risk factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, which should be reviewed carefully; Chart’s ability to successfully integrate recent acquisitions, and achieve the anticipated revenue, earnings, accretion and other benefits from these acquisitions; estimated segment revenues, future revenue, earnings, cash flows and margin targets and run rates. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time.
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
Interest Rate Risk: Our primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from the weighted-average interest rate of 3.90% at September 30, 2019, and assuming no changes in the $149.8 million of borrowings outstanding under the SSRCF at September 30, 2019, our additional annual expense would be approximately $9.0 million on a pre-tax basis. For future quarters, the interest rate will increase somewhat as a result of our $450.0 million in borrowings under a new term loan on July 1, 2019 in connection with the closing of the AXC acquisition.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of comprehensive income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, Indian rupee and the Japanese yen. During the third quarter of 2019, the U.S. dollar strengthened in relation to the Czech koruna, the euro and the Chinese yuan by 6%, 5% and 3%, respectively. At September 30, 2019, a hypothetical 10% weakening of the U.S. dollar would not materially affect our financial statements.

Chart’s primary transaction exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the British pound, the Indian rupee, and the Chinese yuan. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the unaudited condensed consolidated statements of income and comprehensive income as a component of foreign currency (gain) loss. We enter into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At September 30, 2019, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts.
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
We also entered into separate, privately-negotiated warrant transactions with the Option Counterparties to acquire up to 4.41 million shares of our common stock. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions related to the 2024 Notes was initially $71.775 per share. Further information is located in Note 8, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We perform an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that as of September 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2019	399	$73.24	—	$—
August 1 – 31, 2019	38	73.66	—	—
September 1 – 30, 2019	722	65.76	—	—
Total	1,159	68.59	—	—
During the third quarter of 2019, 1,159 shares of common stock were surrendered to us by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $79,496. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended September 30, 2019.

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The following exhibits are included with this report:

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer, President, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer). (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer, President, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer). (xx)

10.1
Employment Agreement, dated effective August 21, 2019, by and between Chart Industries, Inc. and John Bishop (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as amended, filed with the Securities and Exchange Commission on August 23, 2019 (File No. 001-11442)).*

10.2
Mutual Agreement of Separation and Release, dated effective August 29, 2019, by and between Chart Industries, Inc. and Jeffrey R. Lass (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 29, 2019 (File No. 001-11442)).*

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

Chart Industries, Inc.
(Registrant)

Date:	October 17, 2019	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer, President, Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Financial Officer)
(Duly Authorized Officer)

		By:	/s/ Scott W. Merkle
Scott W. Merkle
Vice President and Chief Accounting Officer